Form 10-Q
period 1996-03-31
AMERICAN MOBILE SATELLITE CORP
filed 1996-05-14
CIK 913665

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996
                         Commission file number 0-23044

                      AMERICAN MOBILE SATELLITE CORPORATION
             (Exact name of registrant as specified in its charter)

                DELAWARE                           93-0976127
          (State or other                      (I.R.S. Employer
           jurisdiction of                      Identification No.)
           incorporation or
           organization)

      10802 Parkridge Boulevard
              Reston, VA                             22091
         (Address of principal                     (Zip Code)
          executive offices)



                                 (703) 758-6000
                         (Registrant's telephone number,
                              including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares of Common Stock outstanding at March 31, 1996: 25,010,627

                          PART I--FINANCIAL INFORMATION

                          Item 1. Financial Statements

             AMERICAN MOBILE SATELLITE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                         CONSOLIDATED STATEMENTS OF LOSS
                         -------------------------------
                      (in thousands, except per share data)
                                   (Unaudited)

                                                            Three Months Ended                          May 3, 1988
                                                                 March 31                           (date of inception)
                                                          1996              1995                   through March 31, 1996

Revenues:

 Services                                                $1,793            $1,808                        $13,457
 Sales of equipment                                       2,576                46                          4,500
                                                         ------            ------                        -------

    Total Revenues                                       $4,369            $1,854                        $17,957

Costs and Expenses:
 Cost of service and operations                           6,803             4,097                         66,023
 Cost of equipment sold                                   2,443                38                          7,119
 Sales and advertising                                    6,018             1,616                         45,148
 General and administrative                               4,963             3,341                         64,668
 Depreciation and amortization                           11,144               865                         43,579
                                                         ------            ------                        -------

    Operating Loss                                      (27,002)           (8,103)                      (208,580)

Interest Income                                             109             1,774                         19,122
Interest Expense                                         (2,984)               --                         (3,967)
                                                         ------            ------                        -------

 Loss before extraordinary item                         (29,877)           (6,329)                      (193,425)

Extraordinary gain on early extinguishment of debt           --                --                         (1,372)
                                                         ------            ------                        -------

 Net Loss                                              $(29,877)          $(6,329)                     $(194,797)
                                                       =========          ========                     ==========

Loss per share of common stock                           $(1.20)           $(0.26)
                                                         =======           =======
Weighted-average number of common shares outstanding
  during the period                                      24,995            24,808
                                                         ======            ======

See notes to consolidated financial statements.

                          PART I--FINANCIAL INFORMATION
                    Item 1. Financial Statements (continued)
             AMERICAN MOBILE SATELLITE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                 (in thousands)
                                   (Unaudited)

                                                                                      March 31,       December 31,
                                                                                        1996              1995
                                                                                        ----              ----
ASSETS
Current Assets:
     Cash and cash equivalents                                                         $3,708            $8,865
     Inventory                                                                         19,425            15,104
     Prepaid in-orbit insurance                                                         3,215             4,823
     Accounts receivable-trade, net of allowance                                        2,307             1,375
     Other current assets                                                               5,233             2,860
                                                                                       ------            ------
          Total current assets                                                         33,888            33,027

PROPERTY AND EQUIPMENT IN SERVICE - NET                                               356,369           362,105

DEFERRED CHARGES AND OTHER ASSETS - NET                                                 3,441             3,219
                                                                                      -------           -------
          Total assets                                                               $393,698          $398,351
                                                                                     ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Short-term borrowings, net of discount (including $ 8.8 million owed to
          related party)                                                              $33,744          $    --
     Accounts payable and accrued expenses                                             27,688            34,462
     Obligations under capital leases due within one year                               3,706             2,446
     Obligation to related party for equipment financing                                6,529             6,874
     Current portion of long-term debt                                                 55,226            60,990
                                                                                      -------           -------
          Total current liabilities                                                   126,893           104,772

Long-term Liabilities:
     Capital lease obligations                                                          5,943             6,052
                                                                                        -----             -----
     Total liabilities                                                                132,836           110,824

Stockholders' Equity:
     Preferred stock, par value $0.01; no shares issued                                    --                --
     Common stock, voting, par value $0.01                                                250               250
     Additional paid-in capital                                                       449,717           448,757
     Common stock purchase warrants                                                     5,692             3,440
     Deficit accumulated during the development stage                                (194,797)         (164,920)
                                                                                     ---------         ---------
          Total stockholders' equity                                                  260,862           287,527
                                                                                      -------           -------
          Total liabilities and stockholders' equity                                 $393,698          $398,351
                                                                                     ========          ========
See notes to consolidated financial statements.

                          PART I--FINANCIAL INFORMATION
                          Item 1. Financial Statements
             AMERICAN MOBILE SATELLITE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                 Three months Ended                     May 3, 1988
                                                                      March 31,                     (date of inception)
                                                                 1996            1995             through March 31, 1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                      $(29,877)        $(6,329)                      $(194,797)
Adjustments to reconcile net loss to net cash used in
    operating activities:
    Extraordinary loss on early extinguishment of debt              --              --                           1,372
    Amortization of debt discount                                  996              --                             996
    Depreciation and amortization                               11,144             865                          43,579
    Deferred and other items, net                                  645            (289)                           (176)
    Changes in assets and liabilities:
        Prepaid in-orbit insurance                               1,608              --                          (3,215)
        Trade accounts receivable                                 (932)         (1,028)                            443
        Other current assets                                      (735)          2,734                          (5,115)
        Inventory                                               (4,321)         (2,532)                        (19,425)
        Accounts payable and accrued expenses                   (6,709)           (545)                         22,470
                                                               --------         -------                       --------
        Net cash used in operating activities                  (28,181)         (7,124)                       (153,868)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property under construction                          --         (49,942)                       (288,435)
  Additions to property and equipment in service                (4,893)         (2,861)                        (23,728)
  Proceeds from sales of short-term investments                     --          28,717                         202,756
  Purchases of short-term investments                               --              --                        (202,756)
  Deferred charges and other assets                                 --              --                         (11,999)
  Non-inventory asset sales - net                                   --              --                           2,176
                                                                ------          ------                         -------
        Net cash used in investing activities                   (4,893)        (24,086)                       (321,986)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of Common Stock                         818             159                         390,901
    Principal payments under capital leases                       (577)            (77)                         (1,367)
    Payments on notes payable                                      --               --                         (34,667)
    Proceeds from short-term borrowings                         35,000              --                          35,000
    Proceeds from debt                                           1,700              --                         143,330
    Payments on long-term debt                                  (8,754)        (11,000)                        (52,240)
    Debt issuance costs                                           (270)             --                          (1,351)
    Redemption of Common Stock                                    --                --                             (44)
                                                                ------          ------                         -------
        Net cash provided by (used in) financing activities     27,917         (10,918)                        479,562

Net (decrease) increase in cash and cash equivalents            (5,157)        (42,128)                          3,708

CASH AND CASH EQUIVALENTS, beginning of period                   8,865         137,287                              --
                                                                ------         -------                         -------
CASH AND CASH EQUIVALENTS, end of period                        $3,708         $95,159                          $3,708
                                                                ======         =======                         =======
See notes to consolidated financial statements.

                          PART I--FINANCIAL INFORMATION

                          (A Development Stage Company)
             AMERICAN MOBILE SATELLITE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                 March 31, 1996
                                   (Unaudited)


1.  Organization and Business

American Mobile Satellite Corporation was incorporated on May 3, 1988, by eight of the initial applicants for the mobile satellite services license, following a determination by the Federal Communications Commission ("FCC") that the public interest would be best served by granting the license to a consortium of all willing, qualified applicants. The FCC has authorized American Mobile Satellite Corporation to construct, launch, and operate a mobile satellite services system (the "SKYCELL System") to provide a full range of mobile voice and data services via satellite to land, air and sea-based customers in a service area consisting of the continental United States, Alaska, Hawaii, Puerto Rico, the U.S. Virgin Islands, U.S. coastal waters, international waters and airspace and any foreign territory where the local government has authorized the provision of service. In March 1991, American Mobile Satellite Corporation transferred the mobile satellite services license ("MSS license") to a wholly owned subsidiary, AMSC Subsidiary Corporation ("AMSC Subsidiary"). American Mobile Satellite Corporation has six other subsidiaries, two of which are inactive and four whose limited activities do not require material resources at this time. On April 7, 1995, the Company successfully launched its first satellite ("AMSC-1"), from Cape Canaveral, Florida.

American Mobile Satellite Corporation (together with its subsidiaries "AMSC" or the "Company") is devoting its efforts to establishing a new business. As further discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, this effort involves substantial risk. Specifically, future operating results will be subject to significant business, economic, regulatory, technical, and competitive uncertainties and contingencies. The integration of the components of the SKYCELL System is a complex undertaking. Delays in the integration of the SKYCELL System have already occurred and there can be no assurance that further delays will not occur. Depending on their extent and timing, these factors individually or in the aggregate could have an adverse effect on the Company's financial condition and future operating results.

2.  Basis of Presentation

The consolidated balance sheet as of March 31, 1996, and the consolidated statements of loss and cash flows for the three months ended March 31, 1996 and 1995, and for the period May 3, 1988 through March 31, 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1996, and for all periods presented have been made. The balance sheet at December 31, 1995 has been taken from the audited financial statements.

The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the Company believes that the disclosures made are adequate to make the information presented not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1995 Annual Report on Form 10-K ("1995 Annual Report").

The Company paid approximately $2.1 million and $1.2 million in the three-month period ended March 31, 1996 and 1995, respectively, to related parties for construction and service-related obligations and payments under financing agreements. Payments to related parties from May 3, 1988 (date of inception) to March 31, 1996, aggregated approximately $156.2 million. Total indebtedness to related parties as of March 31, 1996 approximated $17.5 million.

Loss per common share is based on the weighted-average number of shares of Common Stock outstanding during the period. Stock options and common stock purchase warrants are not reflected since their effect would be antidilutive.

Certain amounts for the three months ended March 31, 1995 and for the period from inception to March 31, 1996 have been reclassified to conform with current period presentation.

3.  Liquidity and Financing

     Adequate liquidity and capital are critical to the ability of the Company to continue as a going concern and to transition successfully from being a development stage company to deploying and operating the SKYCELL System. During 1996, the Company will require significant additional financing aggregating approximately $150.0 million to cover expected substantial operating losses, debt service requirements, capital expenditures, inventory purchases and other working capital. The Company does not expect to be in compliance with certain financial covenants of its existing vendor debt arrangements (the "Vendor Financing") at September 30, 1996. Debt service requirements during 1996 are therefore expected to include the repayment of existing Vendor Financing which approximates $55.2 million at March 31, 1996.

     To satisfy its near term financing requirements, the Company on January 19, 1996 established a $40.0 million note purchase facility (the "Interim Financing") with Morgan Guaranty Trust Company of New York ("Morgan"), Toronto Dominion Investments, Inc. (an affiliate of The Toronto Dominion Bank) and Hughes Communications Satellite Services, Inc. ("Hughes"), an AMSC stockholder. The Company commenced borrowings under the Interim Financing on January 24, 1996, and had borrowed the full $40.0 million available under that facility at April 4, 1996. To satisfy its financing requirements beyond April 1996, the Company on April 22, 1996 issued notes (the "Short-Term Notes") in the aggregate principal amount of $20.0 million to Morgan and Toronto Dominion (Texas) Inc. (an affiliate of The Toronto Dominion Bank). The proceeds from the issuance of the Short-Term Notes are expected to satisfy the Company's liquidity needs into June 1996. In connection with its near term financing, the Company recognized that it could not obtain such financing on commercially reasonable terms without substantial credit support from its principal stockholders. In April 1996, the Company entered into an agreement with Hughes Electronics Corporation ("HEC"), pursuant to which HEC agreed to guaranty the Company's performance of its obligations under the Interim Financing and the Short-Term Notes. HEC is the parent company of Hughes. In consideration of such guaranty, the Company has agreed to pay to HEC compensation consisting of cash fees and the issuance of warrants exercisable for shares of the Company's Common Stock. The amount of such fees and the number of such warrants is contingent on the timing of the repayment of the Interim Financing and the Short-Term Notes, and whether HEC guarantees the facility through which the Interim Financing and the Short-Term Notes would be repaid.

     The terms of the Interim Financing were amended in connection with HEC's guaranty of that facility. As amended, the Interim Financing bears interest at an annual rate increasing from 11% to 15% until April 18, 1996, and at an annual rate of 5.75% thereafter. The Interim Financing matures on June 30, 1996, unless
(i) converted at the election of the lenders into Common Stock, (ii) prepaid by the Company, or (iii) the obligations are accelerated by the lenders for an event of default. Additionally, the lenders received 100,000 warrants (the
"Interim Financing Warrants"), valued at $2.2 million at date of issue, that allow them to purchase Common Stock at $.01 per share. The Interim Financing Warrants expire January 2001. The Short-Term Notes bear interest at an annual rate of 5.6914%, and mature on May 31, 1996, unless (i) prepaid by the Company, or (ii) the obligations are accelerated by the lenders for an event of default.

     To satisfy its ongoing financing needs, the Company has been negotiating a $200 million debt facility with Morgan and The Toronto Dominion Bank (the "Bank Financing"). The Company has concluded that it cannot complete the Bank Financing without substantial credit support from its principal stockholders. HEC has proposed that it and certain of the Company's other principal stockholders guaranty (the "Guaranty") $150.0 to $200.0 million of the Bank Financing in exchange for compensation consisting principally of warrants to purchase 5 million shares of the Company's Common Stock at a price of $24 per share. The Company and its principal stockholders are continuing negotiations regarding the Guaranty and the terms of the Bank Financing. If obtained, it is expected that the Bank Financing would be secured by the pledge of substantially all of the assets of the Company. It is also anticipated that the Bank Financing, if consummated, will contain certain financial and operational covenants. No assurance can be given that the terms of the Bank Financing, if it is obtained, or of the Guaranty agreement, if negotiated, will be favorable to the Company. If the Company is able to complete the Bank Financing, as to which no assurance can be given, the Company believes that the proceeds from the Bank Financing, together with anticipated proceeds from certain claims under its launch insurance as described in Note 5, would provide it with sufficient liquidity for its operations through its peak financing requirements.

     In February 1995, in return for a $10.0 million prepayment of certain of the Company's ground segment obligations ("Ground Segment Obligations"), the contractor agreed to reduce the cost of the ground segment asset being constructed by waiving $2.0 million of the amounts owed. At the time of the $10.0 million prepayment, the Company reduced the ground segment asset by $1.4 million representing unpaid interest on its Ground Segment Obligations.

As the Company expected that in the first quarter of 1996 it would not be in compliance with certain financial covenants under its remaining financing agreements, the agreements were amended to defer compliance with such financial covenants to September 30, 1996.



4.  Legal and Regulatory Matters

Like other mobile service providers in the telecommunications industry, the Company is subject to substantial domestic, foreign and international regulation including the need for regulatory approvals to both complete and operate the SKYCELL System and operate mobile data terminals and mobile telephones.

The successful operation of the SKYCELL System is dependent on a number of factors, including the amount of L-band spectrum made available to the Company pursuant to an international coordination process. The United States is currently engaged in an international process of coordinating the Company's access to the spectrum that the FCC has assigned to the Company. While the Company believes that substantial progress has been made in the coordination process and expects that the United States government will be successful in securing the necessary spectrum, the process is not yet complete. The inability of the United States government to secure sufficient spectrum could have an adverse effect on the Company's financial position, results of operations, and its cash flows.

     The Company has filed applications with the FCC and expects to file applications in the future with respect to the operation of its SKYCELL System and certain types of mobile data terminals and mobile telephones. Certain of its applications pertaining to future service have been opposed. While the Company, for various reasons, believes that it will receive the necessary approvals on a timely basis, there can be no assurance that the requests will be granted on a timely basis or that they will be granted on conditions favorable to the Company. Any significant changes to the applications resulting from the FCC's review process or any significant delay in their approval could adversely affect the Company's financial position, results of operations, and its cash flows.

The Company's license requires that it comply with a construction and launch schedule specified by the FCC for each of the three authorized satellites. The second and third satellites are not in compliance with the schedule for commencement of construction. The Company has asked the FCC to grant extensions of the deadlines for the second and third satellites. Certain of these extension requests have been opposed by third parties. The FCC has not acted on the Company's requests. The FCC has the authority to revoke the authorizations for the second and third satellites and in connection with such revocation could exercise its authority to rescind the Company's license. The Company believes that the exercise of such authority to rescind the license is unlikely.

In 1992, a former director of AMSC filed an Amended Complaint against the Company alleging violations of the Communications Act of 1934, as amended, and of the Sherman Act and breach of contract. The suit seeks damages for not less than $100 million trebled under the antitrust laws plus punitive damages, interest, attorneys' fees and costs. In mid-1992, the Company filed its response denying all allegations. The Company's motion for summary judgement, filed on March 31, 1994, was denied on April 18, 1996. The matter has now been set for trial beginning November 25, 1996. Management believes that the ultimate outcome of this matter will not be material to the Company's financial position, results of operations, and its cash flows.


5.  Other Matters

At March 31, 1996, the Company had remaining contractual commitments to purchase both mobile data terminal inventory and mobile telephone inventory approximating $63.8 million.

In connection with testing of the Communications Ground Segment ("CGS") in May 1995, a transmission was sent to AMSC-1 which caused certain components of the communications payload to overheat, damaging one of the eight hybrid matrix amplifier output ports that serve the spotbeams covering the eastern and central United States. Beginning in December 1995, AMSC-1 experienced an intermittent degradation of power in the eastern spotbeam. Although the Company attempted to make adjustments to the SKYCELL System to compensate and correct for this power loss, it was unable to eliminate recurrences of this power degradation.

Accordingly, in March 1996 the Company decided to stop using the eastern spotbeam and to expand the coverage of the other three CONUS spotbeams to include the territory previously covered by the eastern spotbeam. The Company believes that the reconfiguration will provide substantially the same geographical coverage as the original four spotbeam configuration without affecting the quality of the service provided by AMSC-1. The reconfiguration will not significantly change the coverage of the AMSC-1's two other spotbeams, which cover Alaska, Hawaii, the Caribbean and portions of South America.

Expanding the three CONUS spotbeams to cover the territory previously covered by the eastern spotbeam will require the use of additional power for subscriber channels in certain locations. This power adjustment will not affect the anticipated in-orbit life of AMSC-1, but will eventually result in the availability of fewer channels for the SKYCELL System when the full capacity of AMSC-1 is approached. Any reduction in the number of available channels will depend on a variety of factors including the actual geographical mix of the Company's subscriber base and the types of Subscriber Equipment used. Based on its analyses to date, the Company believes that AMSC-1's channel capacity will not be reduced by more than 15%. The Company also believes that any such reduction will not affect its anticipated revenue growth until early 1998. The timing and amount of any impact on revenue growth cannot be predicted with precision and will depend upon, among other things, the results of the Company's marketing efforts and the availability of alternative satellite capacity, including capacity from a second generation satellite, should the Company decide to proceed with its development, or pursuant to the Company's Satellite Capacity Agreement with TMI Communications and Company, Limited Partnership, which launched a satellite similar to AMSC-1 in April 1996. The Company has filed a claim for indemnity under its launch insurance with respect to the events leading to the reconfiguration of AMSC-1.

     In occurrences not directly related to testing and deployment of the CGS, AMSC-1 has experienced on separate occasions the failure of two solid state power amplifiers ("SSPA") serving the Mountain, West, Alaska/Hawaii and Caribbean spotbeams. These spotbeams were designed to be served by eight SSPA's with two spares. The Company is currently operating these spotbeams in a seven SSPA configuration and preserving one spare SSPA. AMSC-1 has also experienced the failure of an L-band receiver supporting the Alaska/Hawaii spotbeam. While the Company and its contractors have been unable to identify the specific cause of the failure, it is believed that it may be attributable to a defective receiver and not a problem inherent in the design of AMSC-1. The Company is using a spare back-up L-band receiver on AMSC-1 to service the Alaska/Hawaii spotbeam. As a result of reconfiguring AMSC-1 to operate with five spotbeams, there is one other back-up L-band receiver on AMSC-1.

                          PART I--FINANCIAL INFORMATION

                 Item 2. Management's Discussion and Analysis of
              Interim Financial Condition and Results of Operations


General

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of American Mobile Satellite Corporation (with its subsidiaries, "AMSC" or the "Company"). The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

American Mobile Satellite Corporation was incorporated in May 1988. Since May 1988, the Company has been a development stage company, engaged primarily in the design, development, construction, deployment and financing of a mobile satellite communications system (the "SKYCELL System"). The SKYCELL System includes the Company's first satellite ("AMSC-1") launched successfully in April 1995, and a fixed communications ground segment (the "CGS"). In December 1995, the Company began to introduce certain voice products and services, including its Satellite Telephone Service.


Factors that could affect Future Operating Results

The Company's future operating results could be adversely affected by a number of uncertainties and factors, including (i) the timely completion and deployment of all the Company's products and related services, including among other things, availability of mobile telephones, data terminals and other equipment to be used with the SKYCELL System ("Subscriber Equipment") being manufactured by third parties over which the Company has limited control, (ii) the market acceptance of the Company's services, (iii) the ability and the commitment of the Company's Authorized Service Providers and Authorized Sales Agents to market and distribute the Company's services, (iv) competition from existing companies which provide services using existing communications technologies and the possibility of competition from companies using new technology in the future,
(v) capacity constraints arising from the reconfiguration of AMSC-1 discussed below, and (vi) additional technical anomalies that may occur within the SKYCELL System, including those relating to AMSC-1, which could impact, among other things, the operation of the SKYCELL System and the cost, scope or availability of in-orbit insurance.

The Company's operating results and capital and liquidity needs have been materially affected by delays experienced in the development and deployment of the SKYCELL System. In particular, the Company's marketing efforts have been materially affected by delays experienced in the development and availability of Subscriber Equipment. Initial Subscriber Equipment for Satellite Telephone Service ("STS") use did not become commercially available until December 1995 with additional configurations expected to be available commencing in the second quarter of 1996. In addition, the CGS currently does not support facsimile capability. The Company anticipates that facsimile capability will become available during the course of 1996. The impact of these delays on the Company's marketing efforts has substantially decreased the Company's anticipated revenues and increased the Company's capital and liquidity needs. No assurance can be given that additional delays relating to the SKYCELL System or Subscriber Equipment will not be encountered in the future and have an adverse impact on the Company.

In addition, the markets for wireless communications services are characterized by rapid technological and other changes. The Company's success depends, in part, on its ability to respond and adapt to such changes. The delays experienced in the deployment of the SKYCELL System and the availability of Subscriber Equipment, together with changes in market conditions, have already caused the Company to redefine its focus on various products and markets, and to modify its intended distribution arrangements. For instance, the rapid build-out of cellular and other terrestrial-based wireless communications systems has impacted the Company's SRS business by preempting the attention of the cellular carriers who are the Company's Authorized Service Providers. To date, the ASPs have not expended significant efforts in marketing the Company's services. By contrast, perceived demand has resulted in more emphasis on the maritime market.

The Company expects that sales and marketing expenses will increase from previous levels in 1996 as part of its subscriber acquisition programs. Charges to operations for depreciation expense for the SKYCELL System began in the fourth quarter of 1995 and accordingly, it is expected that future charges will be significant. Additionally, the Company discontinued capitalization of interest costs in the fourth quarter of 1995 upon the commencement of full commercial service. Interest expense in 1996 is expected to be significant as a result of borrowings under the Interim Financing, the Short-Term Notes, and anticipated borrowings under the Bank Financing, if finalized, as discussed below.

In March 1996, due to certain technical anomalies, the Company reconfigured AMSC-1 to provide service using five, instead of the previous six, spotbeams. Although this reconfiguration will not affect the in-orbit life of AMSC-1 or the quality of service provided, it will eventually result in the availability of fewer subscriber channels as full capacity of AMSC-1 is approached. Although any actual reduction in the number of available channels will be dependent on a variety of factors, based on its analyses to date, the Company believes that AMSC-1's channel capacity will not be reduced by more than 15%, or that any such reduction will affect the Company's anticipated revenue growth until early 1998. See "Technological Developments."

Results of Operations

Operating Revenues

     Service revenues, which includes both the Company's Satellite Telephone Services and its Fleet Management Data services, approximated $1.8 million for both the three months ended March 31, 1996 and 1995. Service revenue from Satellite Telephone Services approximated $960,000 for the three months ended March 31, 1996 including approximately $841,000 attributable to satellite capacity leased to TMI Communications and Company, Limited Partnership ("TMI"), a Canadian limited partnership, under a commitment which is expected to be completed in May 1996. Service revenue from Fleet Management Data Services approximated $805,000 for the three months ended March 31, 1996 compared to $1.8 million for the same period in 1995, a reduction of $995,000. Prior to 1996, the Company provided its Fleet Management Data Service using satellite capacity leased from the Communications Satellite Corporation ("COMSAT"), the cost of which was passed through to one customer ("Major Customer"). The decrease of $995,000 reflects the reduced revenue from the Major Customer reflecting higher prices attributable to the leased COMSAT satellite compared to AMSC-1. Of the Fleet Management Data Services revenues, 53% and 71% were attributable to the Major Customer for the quarters ended March 31, 1996 and 1995. Revenue from the sale of mobile data terminals and mobile telephones increased to $2.6 million for the three months ended March 31, 1996 compared to $46,000 for the same period in 1995. The increase is attributable to (i) the Company's introduction of certain of the Company's voice products in the fourth quarter of 1995 and the resulting sale of mobile telephones, and (ii) the increased availability of mobile data terminals in 1996 compared to the first three months of 1995 following a contract signed with a mobile data terminal manufacturer in February 1995.

Costs and Expenses

The Company's costs and expenses have primarily increased in connection with the commencement of full commercial service in December 1995. Cost of service and operations, which includes costs to support subscribers and to operate the SKYCELL System, were $6.8 million and $4.1 million representing approximately 22% and 41% of total operating expenses for the first three months of 1996 and 1995, respectively. The dollar increase in cost of service and operations was primarily attributable to (i) additional personnel and related costs to support both existing and anticipated customer demand, (ii) increased costs associated with the on-going maintenance of the Company's billing systems and the CGS, and
(iii) $1.6 million of insurance expense for in-orbit insurance coverage for AMSC-1, offset by the elimination of COMSAT lease expense reflecting the transition of the Company's customers from the leased satellite to AMSC-1. The decrease as a percentage of operating expenses was attributable to the overall increase in total operating expenses. The cost of equipment sold increased to $2.4 million from $38,000 for the quarters ended March 31, 1996 and 1995, respectively, and represented 8% and less than 1% of total operating expenses for the respective periods. The increase in both dollars and as a percentage of operating expenses of the cost of equipment sold is primarily attributable to
(i) the Company's introduction of certain of the Company's voice products in the fourth quarter of 1995 and the resulting sale of mobile telephones, and (ii) the availability of mobile data terminals in 1996 compared to the first three months of 1995. Sales and advertising expenses were $6.0 million and $1.6 million, representing approximately 19% and 16% of total operating expenses for the first three months of 1996 and 1995, respectively. Both the dollar increase and the increase as a percentage of operating expenses of sales and advertising expenses were primarily attributable to (i) additional headcount and personnel related costs associated with the increase in sales staff, and (ii) increased costs directly associated with the increased subscriber acquisition programs. General and administrative expenses were $5.0 million and $3.3 million, representing approximately 16% and 34% of total operating expenses for the first three months of 1996 and 1995, respectively. The dollar increase in general and administrative expenses for the first three months of 1996 compared to 1995 was primarily attributable to a $700,000 increase in personnel related costs associated with hiring and training staff to support full commercial service and increased facilities and related support costs approximating $640,000. Depreciation and amortization expense was $11.1 million and $865,000 for the first three months of 1996 and 1995, respectively, representing approximately 35% and 9% of total operating expenses for the respective periods. Both the dollar increase and the increase as a percentage of operating expenses in depreciation and amortization expense were attributable to the commencement of depreciation of both AMSC-1 and related assets and the CGS in the fourth quarter of 1995.


Interest

Interest income was $109,000 in the first quarter of 1996 compared to $1.8 million for the same period in 1995 reflecting lower average cash balances in the first three months of 1996. The Company incurred $3.0 million of interest expense in the first quarter of 1996 compared to no interest expense for the comparable period of 1995 reflecting (i) the discontinuation of interest cost capitalization as a result of substantially completing the SKYCELL System in the fourth quarter of 1995, and (ii) the amortization of debt discount in the first three months of 1996 of approximately $996,000.


Capital expenditures

Capital expenditures, including additions financed through vendor financing arrangements, for the first three months of 1996 were $5.4 million compared to $48.0 million for the same period in 1995. The decrease was largely attributable to the purchase, in the first quarter of 1995, of launch insurance at a cost to the Company of $42.8 million in connection with the Company's launch contract with Martin Marietta Commercial Launch Services, Inc.


Liquidity and Capital Resources

     Adequate liquidity and capital are critical to the ability of the Company to continue as a going concern and to transition successfully from being a development stage company to deploying and operating the SKYCELL System. During 1996, the Company will require significant additional financing aggregating approximately $150.0 million to cover expected substantial operating losses, debt service requirements, capital expenditures, inventory purchases and other working capital. The Company does not expect to be in compliance with certain financial covenants of its existing vendor debt arrangements (the "Vendor

Financing") at September 30, 1996. Debt service requirements during 1996 are therefore expected to include the repayment of existing Vendor Financing which approximates $55.2 million at March 31, 1996. In addition, the Company expects that operating revenues will be insufficient to cover operating expenses until sometime in 1997.

     The effect of these matters, among others, is that the Company estimates that its peak financing requirement will be approximately $200.0 million in late 1997. The Company's actual peak financing requirements may differ materially from this estimate based on, among other factors, shortfalls from estimated levels of operating cashflows due to delays in the introduction of certain products and services, the unavailability of Subscriber Equipment, insufficient demand for the Company's services and receipt of proceeds from certain insurance claims. See "Factors that could affect Future Operating Results."

     To satisfy its near term financing requirements, the Company on January 19, 1996 established a $40.0 million note purchase facility (the "Interim Financing") with Morgan Guaranty Trust Company of New York ("Morgan"), Toronto Dominion Investments, Inc. (an affiliate of The Toronto Dominion Bank) and Hughes Communications Satellite Services, Inc. ("Hughes"), an AMSC stockholder. The Company commenced borrowings under the Interim Financing on January 24, 1996, and had borrowed the full $40.0 million available under that facility at April 4, 1996. To satisfy its financing requirements beyond April 1996, the Company on April 22, 1996 issued notes (the "Short-Term Notes") in the aggregate principal amount of $20.0 million to Morgan and Toronto Dominion (Texas) Inc. (an affiliate of The Toronto Dominion Bank). The proceeds from the issuance of the Short-Term Notes are expected to satisfy the Company's liquidity needs into June 1996.

     In connection with its near term financing, the Company recognized that it could not obtain such financing on commercially reasonable terms without substantial credit support from its principal stockholders. In April 1996, the Company entered into an agreement with Hughes Electronics Corporation ("HEC"), pursuant to which HEC agreed to guaranty the Company's performance of its obligations under the Interim Financing and the Short-Term Notes. HEC is the parent company of Hughes. In consideration of such guaranty, the Company has agreed to pay to HEC compensation consisting of cash fees and the issuance of warrants exercisable for shares of the Company's Common Stock. The amount of such fees and the number of such warrants is contingent on the timing of the repayment of the Interim Financing and the Short-Term Notes, and whether HEC guarantees the facility through which the Interim Financing and the Short-Term Notes will be repaid. If such repayment is made with the proceeds of the Bank Financing (described below) or comparable longer-term financing, and such Bank Financing is guaranteed by HEC, no compensation will be payable to HEC in connection with its guaranty of the Interim Financing and the Short-Term Notes. If the Interim Financing and the Short-Term Notes are repaid with the proceeds of borrowings not guaranteed by HEC, the Company will issue to HEC warrants exercisable for 125,000 shares of Common Stock at an exercise price of $0.01 per share, and will pay to HEC a guaranty fee equal to (i) the difference between 11% per annum and the amount of interest paid by the Company on the Short-Term Notes, plus (ii) the difference between 11% per annum and the amount of interest paid by the Company on 75% of the Interim Financing, in each case, during the period HEC's guaranty is outstanding. If the Interim Financing and the Short-Term Notes are not repaid by May 31, 1996 (subject to extension to June 30, 1996 if the Company is pursuing completion of definitive documentation of longer-term financing on such date), the Company will (i) issue to HEC warrants exercisable for 2 million shares of Common Stock at an exercise price of $24 per share, (ii) pay to HEC guaranty fees of 1 1/2% of the aggregate principal amount of the Interim Financing and the Short-Term Notes as of such date, and (iii) pay to HEC the difference between 11% per annum and the amount of interest paid by the Company on the Short-Term Notes and the Interim Financing from June 1, 1996 until repayment in full.

     The terms of the Interim Financing were amended in connection with HEC's guaranty of that facility. As amended, the Interim Financing bears interest at an annual rate increasing from 11% to 15% until April 18, 1996, and at an annual rate of 5.75% thereafter. The Interim Financing, as amended, matures on June 30, 1996, unless (i) converted at the election of the lenders into Common Stock,
(ii) prepaid by the Company, or (iii) the obligations are accelerated by the lenders for an event of default. The number of shares of Common Stock obtainable upon conversion of the Interim Financing is determined by dividing the outstanding amount thereof by the applicable exchange price of the Common Stock, as defined in the Interim Financing documents, to be obtained upon such conversion.

The terms of the Interim Financing were also amended to delete certain covenants the Company had not satisfied, including certain covenants relating to the attainment of certain numbers of subscribers. The lenders under the Interim Financing had previously waived compliance with those covenants.

The Short-Term Notes bear interest at an annual rate of 5.6914%, and mature on May 31, 1996, unless (i) prepaid by the Company, or (ii) the obligations are accelerated by the lenders for an event of default.

     To satisfy its ongoing financing needs, the Company has been negotiating a $200 million debt facility with Morgan and The Toronto Dominion Bank (the "Bank Financing"). The Company has concluded that it cannot complete the Bank Financing without substantial credit support from its principal stockholders. HEC has proposed that it and certain of the Company's other principal stockholders guaranty ("the Guaranty") $150.0 to $200.0 million of the Bank Financing in exchange for compensation consisting principally of warrants to purchase 5 million shares of the Company's Common Stock at a price of $24 per share. The Company and its principal stockholders are continuing negotiations regarding the Guaranty and the terms of the Bank Financing. If obtained, it is expected that the Bank Financing would be secured by the pledge of substantially all of the assets of the Company. It is also anticipated that the Bank Financing, if consummated, will contain certain financial and operational covenants. No assurance can be given that the terms of the Bank Financing, if it is obtained, or of the Guaranty agreement, if negotiated, will be favorable to the Company. If the Company is able to complete the Bank Financing, as to which no assurance can be given, the Company believes that the proceeds from the Bank Financing, together with anticipated proceeds from certain claims under its launch insurance as described below, would provide it with sufficient liquidity for its operations through its peak financing requirements.

On February 7, 1996, the Company filed a registration statement relating to the offering of up to 4,600,000 shares of the Company's Common Stock. In light of the current market price of its Common Stock, the Company has concluded that such offering cannot presently be completed on commercially reasonable terms.

     The Company has filed a claim for indemnity under its launch insurance with respect to the anomalies leading to the reconfiguration of AMSC-1 discussed below. See "Technological Developments." The Company anticipates that the proceeds, if any, with respect to the claim would be received in 1996 and would be applied to repay debt, although no assurance can be given as to the timing of the receipt of such proceeds.

At March 31, 1996, the Company had remaining contractual commitments to purchase both mobile data terminal inventory and mobile telephone inventory approximating $63.8 million.

For the period from inception through March 31, 1996, the Company has used $153.9 million of cash in operating activities and $322.0 million of cash in investing activities and has generated $479.6 million of cash from financing activities. The Company's primary investing activity since inception has been capital expenditures related to the SKYCELL System. The Company has financed its capital and operating requirements through a combination of private debt and equity placements, a public equity offering, borrowings from financial institutions, and vendor financing arrangements.

Cash used in operating activities was $28.2 million for the first three months of 1996 compared to cash used of $7.1 million for the same period in 1995, an increase of $21.1 million. The increase in cash used in operating activities was primarily attributable to (i) increased operating losses, (ii) and the reduction of accounts payable and accrued expense, and inventory purchases. Cash used in investing activities was $4.9 million for the first three months of 1996 compared to $24.1 million for the same period in 1995, a decrease of $19.2 million. The decrease was primarily attributable to the decrease in construction activity, which included a $42.8 million purchase of launch insurance in the first quarter of 1995, offset partially by the sale of $28.7 million of short-term investments in the first quarter of 1995. Cash provided by financing activities was $27.9 million for the first three months of 1996 compared to cash used in financing activities of $10.9 million for the same period in 1995, an increase of $38.8 million. The increase was largely attributable to the $35 million of borrowings under the Interim Financing in the first quarter of 1996. As of March 31, 1996, the Company had $3.7 million of cash and cash equivalents and a working capital deficit of $93.0 million.



Technological Developments

In connection  with testing of the CGS in May 1995, a  transmission  was sent to
AMSC-1 which caused certain components of the communications payload to overheat, damaging one of the eight hybrid matrix amplifier output ports that serve the spotbeams covering the eastern and central United States. Beginning in December 1995, AMSC-1 experienced an intermittent degradation of power in the eastern spotbeam. Although the Company attempted to make adjustments to the SKYCELL System to compensate and correct for this power loss, it was unable to eliminate recurrences of this power degradation. Accordingly, in March 1996 the Company decided to stop using the eastern spotbeam and to expand the coverage of the other three CONUS spotbeams to include the territory previously covered by the eastern spotbeam. The Company believes that the reconfiguration will provide substantially the same geographical coverage as the original four spotbeam configuration without affecting the quality of the service provided by AMSC-1. The reconfiguration will not significantly change the coverage of AMSC- 1's two other spotbeams, which cover Alaska, Hawaii, the Caribbean and portions of South America.

Expanding the three CONUS spotbeams to cover the territory previously covered by the eastern spotbeam will require the use of additional power for subscriber channels in certain locations. This power adjustment will not affect the anticipated in-orbit life of AMSC-1, but will eventually result in the availability of fewer channels for the SKYCELL System when the full capacity of AMSC-1 is approached. Any reduction in the number of available channels will depend on a variety of factors including the actual geographical mix of the Company's subscriber base and the types of Subscriber Equipment used. Based on its analyses to date, the Company believes that AMSC-1's channel capacity will not be reduced by more than 15%. The Company also believes that any such reduction will not affect its anticipated revenue growth until early 1998. The timing and amount of any impact on revenue growth cannot be predicted with precision and will depend upon, among other things, the results of the Company's marketing efforts and the availability of alternative satellite capacity, including capacity from a second generation satellite, should the Company decide to proceed with its development, or pursuant to the Company's Satellite Capacity Agreement with TMI, which launched a satellite similar to AMSC-1 in April 1996.

     In occurrences not directly related to testing and deployment of the CGS, AMSC-1 has experienced on separate occasions the failure of two solid state power amplifiers ("SSPA") serving the Mountain, West, Alaska/Hawaii and Caribbean spotbeams. These spotbeams were designed to be served by eight SSPA'S with two spares. The Company is currently operating these spotbeams in a seven SSPA configuration and preserving one spare SSPA. AMSC-1 has also experienced the failure of an L-band receiver supporting the Alaska/Hawaii spotbeam. While the Company and its contractors have been unable to identify the specific cause of the failure, it is believed that it may be attributable to a defective receiver and not a problem inherent in the design of AMSC-1. The Company is using a spare back-up L-band receiver on AMSC-1 to service the Alaska/Hawaii spotbeam. As a result of reconfiguring AMSC-1 to operate with five spotbeams, there is one other back-up L-band receiver on AMSC-1.

PART II -- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

(a) At the annual meeting of the stockholders of AMSC held on April 25, 1996, the matters described under (b), (c), (d), (e) and (f) below were voted upon.

(b) The following nominees, constituting all of the Company's directors, were elected to the Company's board of directors by the following vote:


                                            Votes For              Votes Against              Votes Withheld
Chia Choon Wei                             18,593,963                 777,168                     294,565
Steven D. Dorfman                          19,354,796                  16,335                     294,565
Anthony J. Iorillo                         19,356,304                  14,900                     294,565
Lim Toon                                   18,593,931                 777,200                     294,565
Billy J. Parrott                           19,371,001                     130                     294,565
Brian B. Pemberton                         19,307,501                  63,630                     294,565
Andrew A. Quartner                         19,315,031                  56,100                     294,565
Jordan Roderick                            19,315,031                  56,100                     294,565
Roderick M. Sherwood                       19,357,031                  14,100                     294,565
Michael T. Smith                           19,356,801                  14,330                     294,565
Albert L. Zesiger                          19,370,531                     600                     294,565

(c) The amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of shares of Common Stock authorized for issuance from 33,409,040 to 75,000,000 was approved by the following vote:

                                            Votes For              Votes Against                  Abstain
                                           18,079,802                1,579,226                     6,668

(d) The amendment to the Company's 1989 Stock Option Plan to increase the number of shares authorized for issuance was approved by the following vote:


                                            Votes For              Votes Against                  Abstain
                                           17,830,713                1,348,563                    486,420

                                     - 21 -

(e) The issuance of Common Stock upon the conversion of securities held by certain of the Company's lenders was authorized by the following vote:


        Broker Non-Votes                   Votes For              Votes Against                  Abstain
              2,605,282                    16,943,751                 106,736                      9,927

(f) The appointment of Arthur Andersen LLP as independent accountants for the Company for 1996 was ratified by the following vote:

                                            Votes For              Votes Against                  Abstain
                                           19,652,973                  6,843                       5,880

                                     - 22 -

Item 6.  Exhibits and Reports on Form 8-K
(a)      Exhibits

3.1      --       Restated Certificate of Incorporation of AMSC (as
                  restated effective May 1, 1996)(filed herewith)

3.2      --       Amended and Restated Bylaws of AMSC (as amended and
                  restated effective February 29, 1996)(Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 1995 (File No. 0-23044))

10.50  --         Securities Purchase Agreement dated as of January 19,
                  1996 among AMSC Subsidiary Corporation, American Mobile
                  Satellite Corporation, Toronto Dominion Investments,
                  Inc., Morgan Guaranty Trust Company of New York, Hughes
                  Communications Satellite Services, Inc. and The Toronto
                  Dominion Bank.  (Incorporated by reference to Exhibit
                  10.50 to Company's Current Report on Form 8-K filed
                  February January 23, 1996 (File No. 0-23044))

11.1     --       Computation of Net Loss Per Share (filed herewith)

27.0     --       Financial Data Schedule

(b)      Reports on Form 8-K

         On January 23, 1996, the Company filed a Current Report on Form 8-K describing in response to Item 5 - Other Events of such Form the Company's execution of a $40 million bridge financing facility with Morgan Guaranty Trust Company of New York, Toronto Dominion Investments, Inc., and Hughes Communications Satellite Services, Inc.

         On March 6, 1996, the Company filed a Current Report on Form 8-K describing in response to Item 5 - Other Events of such Form the reconfiguration of the spotbeams of the Company's satellite.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      AMERICAN MOBILE SATELLITE CORPORATION
                                    (Registrant)

Date: May 14, 1996                  /s/Patrick C. FitzPatrick
                                    Patrick C. FitzPatrick
                                    Chief Financial Officer
                                    and Vice President (principal
                                    financial officer and principal
                                    accounting officer)

                                  EXHIBIT INDEX

Exhibit
Number                               Exhibit

3.1                   Restated Certificate of Incorporation of
                      AMSC (as restated effective May 1,
                      1996)(filed herewith)

3.2 Amended and Restated Bylaws of AMSC (as amended and restated effective February 29, 1996)(Incorporated by reference to
                      Exhibit 3.2 to the Company's Annual
                      Report on Form 10-K for the fiscal year
                      ending December 31, 1995 (File No. 0-
                      23044))

10.50 Securities Purchase Agreement dated as of January 19, 1996 among AMSC Subsidiary Corporation, American Mobile Satellite Corporation, Toronto Dominion Investments, Inc., Morgan Guaranty Trust Company of New York, Hughes
                      Communications Satellite Services, Inc.
                      and The Toronto Dominion Bank.
                      (Incorporated by reference to Exhibit
                      10.50 to Company's Current Report on
                      Form 8-K filed February January 23, 1996
                      (File No. 0-23044))

11.1                  Computation of Net Loss Per Share (filed herewith)

27.0                  Financial Data Schedule