Form 10-Q
period 1996-06-30
AMERICAN MOBILE SATELLITE CORP
filed 1996-08-14
CIK 913665

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996
                         Commission file number 0-23044

                      AMERICAN MOBILE SATELLITE CORPORATION
             (Exact name of registrant as specified in its charter)

                DELAWARE                           93-0976127
          (State or other                      (I.R.S. Employer
           jurisdiction of                      Identification No.)
           incorporation or
           organization)

      10802 Parkridge Boulevard
              Reston, VA                           20191-5416
         (Address of principal                     (Zip Code)
          executive offices)



                                 (703) 758-6000
                         (Registrant's telephone number,
                              including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares of Common Stock outstanding at June 30, 1996: 25,014,838

                           PART I--FINANCIAL INFORMATION

             AMERICAN MOBILE SATELLITE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                         CONSOLIDATED STATEMENTS OF LOSS
                         -------------------------------
                      (in thousands, except per share data)
                                   (Unaudited)



                                  Three Months Ended    Six Months Ended        May 3, 1988
                                        June 30             June 30         (date of inception)
                                    1996       1995      1996      1995    through June 30, 1996

Revenues:


 Services                           $1,798     $1,793    $3,591     $3,601        $15,255
 Sales of equipment                  4,951         20     7,527         66          9,451
                                    ------     ------    ------     ------        -------

    Total Revenues                  $6,749     $1,813    11,118      3,667        $24,706

Costs and Expenses:
 Cost of service and operations      8,839      4,107    15,642      8,204         74,862
 Cost of equipment sold             14,446        120    16,889        158         21,565
 Sales and advertising               6,302      1,916    12,320      3,532         51,450
 General and administrative          4,430      4,269     9,393      7,610         69,098
 Depreciation and amortization      11,730        873    22,874      1,738         55,309
                                    ------     ------    ------     ------        -------

    Operating Loss                 (38,998)    (9,472)  (66,000)   (17,575)      (247,578)

Interest Income                        196      1,339       305      3,113         19,318
Interest Expense                    (4,707)        --    (7,691)        --         (8,674)
                                    ------     ------    ------     ------        -------

 Loss before extraordinary item    (43,509)    (8,133)  (73,386)   (14,462)      (236,934)

Extraordinary gain on early
  extinguishment of debt               --          --        --         --         (1,372)
                                    ------     ------    ------     ------        -------

 Net Loss                         $(43,509)   $(8,133) $(73,386)  $(14,462)     $(238,306)
                                   ========    =======  ========   ========      =========

Loss per share of common stock      $(1.72)    $(0.33)   $(2.94)    $(0.58)
                                    ======     ======    ======     ======
Weighted-average number
  of common
     shares outstanding
     during the period              25,286     24,899    25,003     24,854
                                    ======     ======    ======     ======


See notes to consolidated financial statements.


                          PART I--FINANCIAL INFORMATION

                    Item 1. Financial Statements (continued)

             AMERICAN MOBILE SATELLITE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                 (in thousands)
                                   (Unaudited)

                                                             June 30,       December 31,
                                                               1996              1995
                                                               ----              ----
ASSETS
Current Assets:
     Cash and cash equivalents                               $15,939            $8,865
     Inventory                                                30,552            15,104
     Prepaid in-orbit insurance                                1,608             4,823
     Accounts receivable-trade                                 6,631             1,375
     Other current assets                                      1,809             2,860
                                                              ------            ------
          Total current assets                                56,539            33,027

PROPERTY AND EQUIPMENT IN SERVICE - NET                      346,771           362,105

DEFERRED CHARGES AND OTHER ASSETS - NET                       17,124             3,219
                                                             -------           -------
          Total assets                                      $420,434          $398,351
                                                            ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Short-term borrowings
     (including $ 10.0 million owed to related party)        $70,000           $    --
     Accounts payable and accrued expenses                    65,793            34,462
     Obligations under capital leases due within one year      4,501             2,446
     Obligation to related party for equipment financing       6,297             6,874
     Current portion of long-term debt                        51,943            60,990
                                                             -------           -------
          Total current liabilities                          198,534           104,772

Long-term Liabilities:
     Capital lease obligations                                 4,353             6,052
                                                               -----             -----
     Total liabilities                                       202,887           110,824

Stockholders' Equity:
     Preferred stock, par value $0.01; no shares issued           --                --
     Common stock, voting, par value $0.01                       250               250
     Additional paid-in capital                              449,911           448,757
     Common stock purchase warrants                           25,692             3,440
     Unamortized guarantee warrants                          (20,000)               --
     Deficit accumulated during the development stage       (238,306)         (164,920)
                                                           ---------         ---------
          Total stockholders' equity                         217,547           287,527
                                                             -------           -------
          Total liabilities and stockholders' equity        $420,434          $398,351
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


                          PART I--FINANCIAL INFORMATION

                    Item 1. Financial Statements (continued)

             AMERICAN MOBILE SATELLITE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                 Six months Ended           May 3, 1988
                                                    June 30,           (date of inception)
                                                 1996       1995      through June 30, 1996
                                                 ----       ----      ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                      $(73,386)  $(14,462)         $(238,306)
Adjustments to reconcile net loss
  to net cash used in
    operating activities:
    Extraordinary loss on early
      extinguishment of debt                        --         --              1,372
    Amortization of debt discount                2,253         --              2,253
    Depreciation and amortization               22,874      1,738             55,309
    Deferred and other items, net                  707       (505)              (114)
    Changes in assets and liabilities:
        Prepaid in-orbit insurance               3,215         --             (1,608)
        Trade accounts receivable               (5,257)     1,000             (3,882)
        Other current assets                       648       (746)            (3,732)
        Inventory                              (15,448)    (3,493)           (30,552)
        Accounts payable and accrued expenses   20,050       (222)            49,229
                                               -------    -------           --------
        Net cash used in operating activities  (44,344)   (16,690)          (170,031)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property under construction          --    (62,802)          (288,435)
  Additions to property and equipment
    in service                                  (7,090)    (5,302)           (25,925)
  Proceeds from sales of short-term
    investments                                     --     28,717            202,756
  Purchases of short-term investments               --         --           (202,756)
  Deferred charges and other assets                 --     (1,133)           (11,999)
  Non-inventory asset sales - net                   --         --              2,176
        Net cash used in investing             -------    -------           --------
          activities                            (7,090)   (40,520)          (324,183)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of Common Stock         904      2,112            390,987
    Principal payments under capital leases     (1,372)      (178)            (2,162)
    Payments on notes payable                       --         --            (34,667)
    Proceeds from short-term borrowings         70,000         --             70,000
    Proceeds from debt                           1,700      7,630            143,330
    Payments on long-term debt                 (12,269)   (11,379)           (55,755)
    Debt issuance costs                           (455)        --             (1,536)
    Redemption of Common Stock                      --         --                (44)
                                                ------     ------            -------
   Net cash provided by (used in)
     financing activities                       58,508     (1,815)           510,153

Net (decrease) increase in cash and
  cash equivalents                               7,074    (59,025)            15,939

CASH AND CASH EQUIVALENTS, beginning of period   8,865    137,287                 --
                                                ------    -------            -------
CASH AND CASH EQUIVALENTS, end of period       $15,939    $78,262            $15,939
                                                ======    =======            =======
See notes to consolidated financial statements.

                          PART I--FINANCIAL INFORMATION

                    Item 1. Financial Statements (continued)

             AMERICAN MOBILE SATELLITE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                  June 30, 1996
                                   (Unaudited)


1.  Organization and Business

American Mobile Satellite Corporation was incorporated on May 3, 1988, by eight of the initial applicants for the mobile satellite services license, following a determination by the Federal Communications Commission ("FCC") that the public interest would best be served by granting the license to a consortium of all willing, qualified applicants. The FCC has authorized American Mobile Satellite Corporation to construct, launch, and operate a mobile satellite services system (the "SKYCELL System") to provide a full range of mobile voice and data services via satellite to land, air and sea-based customers in a service area consisting of the continental United States, Alaska, Hawaii, Puerto Rico, the U.S. Virgin Islands, U.S. coastal waters, international waters and airspace and any foreign territory where the local government has authorized the provision of service. In March 1991, American Mobile Satellite Corporation transferred the mobile satellite services license ("MSS license") to a wholly owned subsidiary, AMSC Subsidiary Corporation ("AMSC Subsidiary"). American Mobile Satellite Corporation has six other subsidiaries, two of which are inactive and four whose limited activities do not require material resources at this time. On April 7, 1995, the Company successfully launched its first satellite ("AMSC-1"), from Cape Canaveral, Florida.

American Mobile Satellite Corporation (together with its subsidiaries "AMSC" or the "Company") is devoting its efforts to establishing a new business. As further discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, this effort involves substantial risk. Specifically, future operating results will be subject to significant business, economic, regulatory, technical, and competitive uncertainties and contingencies. The integration of the components of the SKYCELL System is a complex undertaking. Delays in the integration of the SKYCELL System have already occurred, and there can be no assurance that further delays will not occur. Depending on their extent and timing, these factors individually or in the aggregate could have an adverse effect on the Company's financial condition and future operating results.

2.  Basis of Presentation

The consolidated balance sheet as of June 30, 1996, and the consolidated statements of loss and cash flows for the six months ended June 30, 1996 and 1995, and for the period May 3, 1988 through June 30, 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1996, and for all periods presented have been made. The balance sheet at December 31, 1995 has been taken from the audited financial statements.

The unaudited consolidated condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the Company believes that the disclosures made are adequate to make the information presented not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1995 Annual Report on Form 10-K ("1995 Annual Report").

The Company paid approximately $3.0 million and $2.0 million in the six-month periods ended June 30, 1996 and 1995, respectively, to related parties for construction and service-related obligations and payments under financing agreements. Payments to related parties from May 3, 1988 (date of inception) to June 30, 1996, aggregated approximately $157.1 million. Total indebtedness to related parties as of June 30, 1996 approximated $24.5 million.

Loss per common share is based on the weighted-average number of shares of Common Stock outstanding during the period. Stock options and common stock purchase warrants are not reflected since their effect would be antidilutive.

Certain amounts for the three months and six months ended June 30, 1995 and for the period from inception to June 30, 1996 have been reclassified to conform with the current period presentation.


3.  Liquidity and Financing


Adequate liquidity and capital are critical to the ability of the Company to transition successfully from being a development stage company to deploying and operating the SKYCELL System. During 1996, the Company will require significant additional financing aggregating approximately $150.0 million to cover expected substantial operating losses, debt service requirements, capital expenditures, inventory purchases and other working capital.

The Company does not expect to be in compliance with certain financial covenants of its existing vendor debt arrangements (the "Vendor Financing") at September 30, 1996. Debt service requirements during 1996 are therefore expected to include the repayment of existing Vendor Financing which approximates $51.9 million at June 30, 1996.


To satisfy its near term financing requirements, the Company on January 19, 1996 established a $40.0 million note purchase facility (the "Interim Financing") with Morgan Guaranty Trust Company of New York ("Morgan"), Toronto Dominion Investments, Inc. (an affiliate of The Toronto Dominion Bank) and Hughes Communications Satellite Services, Inc. ("Hughes"), an AMSC stockholder. The Company commenced borrowings under the Interim Financing on January 24, 1996, and had borrowed the full $40.0 million available under that facility at April 4, 1996. To satisfy its financing requirements beyond April 1996, the Company on April 22 and on June 12, 1996 issued notes (the "Short-Term Notes") in the aggregate principal amount of $30.0 million to Morgan and Toronto Dominion (Texas) Inc. (an affiliate of The Toronto Dominion Bank). The proceeds from the issuance of the Short-Term Notes satisfied the Company's liquidity needs through June 1996. In connection with its near term financing, the Company recognized that it could not obtain such financing on commercially reasonable terms without substantial credit support from its principal stockholders. In April 1996, the Company entered into an agreement with Hughes Electronics Corporation ("HEC"), pursuant to which HEC agreed to guaranty the Company's performance of its obligations under the Interim Financing and the Short-Term Notes. HEC is the parent Company of Hughes. In consideration of such guaranty and contingent on the timing of the repayment of the Interim Financing and the Short-Term Notes, and whether HEC guaranteed the facility through which the Interim Financing and Short-Term Notes would be repaid, the Company agreed to pay HEC compensation consisting of cash fees and the issuance of warrants exercisable for shares of the Company's Common Stock. On June 7, 1996, Singapore Telecommunications, Ltd. ("Singapore") and the Company entered into an agreement pursuant to which Singapore agreed to guaranty a portion of the Short-Term Notes on the same terms as the guaranty extended by HEC. HEC and Singapore agreed that no compensation would be payable to them in return for their guaranty of the Interim Financing and the Short-Term Notes if they received compensation for their guaranty of the Bank Financing, discussed below. Therefore, no fees were paid or are due to HEC or Singapore for their guarantee of the Interim Financing and Short-Term Notes.

The terms of the Interim Financing were amended in connection with HEC's guaranty of that facility. As amended, the Interim Financing bore interest at an annual rate increasing from 11% to 15% until April 18, 1996, and at an annual rate of 5.75% thereafter. The Interim Financing, as amended, matured and was repaid on July 1, 1996. Additionally, the lenders received 100,000 warrants (the "Interim Financing Warrants"), valued at $2.2 million at date of issue, that allow them to purchase Common Stock at $.01 per share. The Interim Financing Warrants expire in January 2001. The Short-Term Notes bore interest at an annual rate of 5.6914%, and, as amended, matured and were repaid on July 1,1996.

To satisfy its ongoing financing needs, the Company on June 28, 1996, established a $225.0 million debt facility with Morgan and The Toronto Dominion Bank (the "Bank Financing") consisting of two facilities: (i) a $150.0 million five-year, multi-draw term loan facility (the "Term Loan Facility"), and (ii) a $75.0 million five-year revolving credit facility with a bullet maturity on June 30, 2001 (the "Working Capital Facility"). Proceeds from the Bank Financing were used to repay the Interim Financing and the Short-Term Notes, and will be used to refinance short-term Vendor Financing, and for general working capital purposes. As of August 8, the Company has drawn down $35.0 million of the Term Loan Facility at annual interest rates ranging from 5.6875% to 5.75%. The Company concluded that it could not complete the Bank Financing without substantial credit support from its principal stockholders (the "Guarantees"). HEC, Singapore and certain of the Company's other principal stockholders (the Guarantors") guaranteed $200.0 million of the Bank Financing in exchange for compensation consisting principally of cash fees and warrants (the "Guarantee Warrants"). The Guarantee Warrants have been preliminarily valued at $20.0 million at date of issue subject to a final valuation opinion by an independent third party. The Guarantee Warrants allow the Guarantors to purchase 5 million shares of the Company's Common Stock at a price of $24 per share. The Guarantee Warrants expire on June 28, 2001. The Guarantees will remain in place until certain financial and operational covenants are met for two consecutive quarterly periods during 1997. Until such time as the Guarantees are released, subsequent borrowings under both facilities are contingent upon the Company meeting certain future performance tests related to quarterly revenues, the number of subscribers, operating cash flow, and earnings before interest, taxes, depreciation and amortization. If these performance measures are not satisfied, the Guarantors can direct that no further borrowings be made under the facilities. There can be no assurance that such performance levels will be achieved. Subsequent to the release of the Guarantees, anticipated to occur in 1997, the Company will continue to be subject to maintaining certain subscriber, revenue and debt to subscriber ratios. The Bank Financing is secured by the pledge of substantially all of the assets of the Company. The Company believes that the proceeds from the Bank Financing, together with proceeds from certain claims under its launch insurance as described in Note 5, will provide it with sufficient liquidity for its operations through its peak financing requirements.

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

Since the Company expected that it would not be in compliance with certain financial covenants under its Vendor Financing agreements during the first quarter of 1996, the agreements were amended to defer the date of required compliance to September 30, 1996.



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

The Company has filed applications with the FCC and expects to file applications in the future with respect to the operation of its SKYCELL System and certain types of mobile data terminals and mobile telephones. Certain of its applications pertaining to future service have been opposed. While the Company, for various reasons, believes that it will receive the necessary approvals on a timely basis, there can be no assurance that the requests will be granted on a timely basis or that they will be granted on conditions favorable to the Company. Any significant changes to the applications resulting from the FCC's review process or any significant delay in their approval could adversely affect the Company's financial position, results of operations, and its cash flows. The Company's license requires that it comply with a construction and launch schedule specified by the FCC for each of the three authorized satellites. The second and third satellites are not in compliance with the schedule for commencement of construction. The Company has asked the FCC to grant extensions of the deadlines for the second and third satellites. Certain of these extension requests have been opposed by third parties. The FCC has not acted on the Company's requests. The FCC has the authority to revoke the authorizations for the second and third satellites and in connection with any such revocation could exercise its authority to rescind the Company's license. The Company believes that the exercise of such authority to rescind the license is unlikely.

In 1992, a former director of AMSC filed an Amended Complaint against the Company alleging violations of the Communications Act of 1934, as amended, and of the Sherman Act and breach of contract. The suit seeks damages for not less than $100 million trebled under the antitrust laws plus punitive damages, interest, attorneys' fees and costs. In mid-1992, the Company filed its response denying all allegations. The Company's motion for summary judgement, filed on June 30, 1994, was denied on April 18, 1996. The matter has now been set for trial beginning November 25, 1996. Management believes that the ultimate outcome of this matter will not be material to the Company's financial position, results of operations, and its cash flows.


5.  Other Matters

At June 30, 1996, the Company had remaining contractual commitments to purchase both mobile data terminal inventory and mobile telephone inventory approximating $43.9 million. During the second quarter of 1996, the Company charged cost of sales for a $4.0 million provision to reconfigure certain inventory to better meet customer requirements. The Company also charged cost of sales in the amount of $4.1 million for the writedown of certain assets, including inventory, to net realizable value.

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

Accordingly, in March 1996 the Company decided to stop using the eastern spotbeam and to expand the coverage of the other three CONUS spotbeams to include the territory previously covered by the eastern spotbeam. The Company believes that the reconfiguration will provide substantially the same geographical coverage as the original four spotbeam configuration without affecting the quality of the service provided by AMSC-1. The reconfiguration does not significantly change the coverage of the AMSC-1's two other spotbeams, which cover Alaska, Hawaii, the Caribbean and portions of South America. Expanding the three CONUS spotbeams to cover the territory previously covered by the eastern spotbeam will require the use of additional power for subscriber channels in certain locations. This power adjustment will not affect the anticipated in-orbit life of AMSC-1, but will eventually result in the availability of fewer channels for the SKYCELL System when the full capacity of AMSC-1 is approached. Any reduction in the number of available channels will depend on a variety of factors including the actual geographical mix of the Company's subscriber base and the types of subscriber equipment used. Based on its analyses to date, the Company believes that AMSC-1's channel capacity will not be reduced by more than 15%. The Company also believes that any such reduction will not affect its anticipated revenue growth until early 1999. The timing and amount of any impact on revenue growth cannot be predicted with precision and will depend upon, among other things, the results of the Company's marketing efforts and the availability of alternative satellite capacity, including capacity from a second generation satellite, should the Company decide to proceed with its development, or pursuant to the Company's Satellite Capacity Agreement with TMI Communications and Company, Limited Partnership, which launched a satellite similar to AMSC-1 in April 1996. The Company filed a claim for indemnity under its launch insurance with respect to the events leading to the reconfiguration of AMSC-1. On August 1, 1996, the Company reached a resolution of the claims under its satellite insurance contracts and policies and received proceeds in the amount of $66.0 million which will be used to repay the Working Capital Facility and portions of the Term Loan Facility and the Vendor Financing. The carrying value of the satellite will be reduced by the net insurance proceeds, which will result in a reduction of future depreciation charges beginning in the third quarter of 1996.

In occurrences not directly related to testing and deployment of the CGS, AMSC-1 has experienced on separate occasions the failure of two solid state power amplifiers ("SSPA") serving the Mountain, West, Alaska/Hawaii and Caribbean spotbeams. These spotbeams were designed to be served by eight SSPAs with two spares. The Company is currently operating these spotbeams in a seven SSPA configuration and preserving one spare SSPA. AMSC-1 has also experienced the failure of an L-band receiver supporting the Alaska/Hawaii spotbeam. While the Company and its contractors were not able to identify the specific cause of the failure, it is believed that it may be attributable to a defective receiver and not a problem inherent in the design of AMSC-1. The Company is using a spare back-up L-band receiver on AMSC-1 to service the Alaska/Hawaii spotbeam. As a result of reconfiguring AMSC-1 to operate with five spotbeams, there is one other back-up L-band receiver on AMSC-1.

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

The Company's operating results and capital and liquidity needs have been materially affected by delays experienced in the development and deployment of the SKYCELL System. In particular, the Company's marketing efforts have been materially affected by delays experienced in the development and availability of Subscriber Equipment. Initial Subscriber Equipment for Satellite Telephone Service ("STS") use did not become commercially available until December 1995 with additional configurations not available until the second quarter of 1996. In addition, the CGS currently does not support facsimile capability. The Company anticipates that facsimile capability will become available in the fourth quarter of 1996. The impact of these delays on the Company's marketing efforts has substantially decreased the Company's anticipated revenues and increased the Company's capital and liquidity needs. No assurance can be given that additional delays relating to the SKYCELL System or Subscriber Equipment will not be encountered in the future and have an adverse impact on the Company.

In addition, the markets for wireless communications services are characterized by rapid technological and other changes. The Company's success depends, in part, on its ability to respond and adapt to such changes. The delays experienced in the deployment of the SKYCELL System and the availability of Subscriber Equipment, together with changes in market conditions, have already caused the Company to redefine its focus on various products and markets, and to modify its intended distribution arrangements. For instance, the rapid build-out of cellular and other terrestrial-based wireless communications systems has impacted the Company's Satellite Roaming Service business by preempting the attention of the cellular carriers who are the Company's Authorized Service Providers. To date, the ASPs have not expended significant efforts in marketing the Company's services. By contrast, perceived demand has resulted in more emphasis on the maritime market. The Company expects that sales and marketing expenses will continue to increase from previous levels in 1995 as increased resources are devoted to its subscriber acquisition programs. As of June 30, 1996, there were approximately 9,200 subscribers on the SKYCELL System. Charges to operations for depreciation expense for the SKYCELL System began in the fourth quarter of 1995 and accordingly, it is expected that future charges will be significant. Additionally, the Company discontinued capitalization of interest costs in the fourth quarter of 1995 upon the commencement of full commercial service. Interest expense in 1996 is expected to be significant as a result of borrowings under the Interim Financing, the Short-Term Notes, and borrowings under the Bank Financing as discussed below.

In March 1996, due to certain technical anomalies, the Company reconfigured AMSC-1 to provide service using five, instead of the previous six, spotbeams. Although this reconfiguration will not affect the in-orbit life of AMSC-1 or the quality of service provided, it will eventually result in the availability of fewer subscriber channels as full capacity of AMSC-1 is approached. Although any actual reduction in the number of available channels will be dependent on a variety of factors, based on its analyses to date, the Company believes that AMSC-1's channel capacity will not be reduced by more than 15%, or that any such reduction will affect the Company's anticipated revenue growth until early 1999. See "Technological Developments."


Results of Operations

Operating Revenues

Service revenues, which include both the Company's Satellite Telephone Services and its Fleet Management Data services, approximated $1.8 million and $3.6 million for the three-month and six-month periods ended June 30, 1996, respectively. Service revenue from Satellite Telephone Services approximated $849,000 and $1.8 million for the three-month and six-month periods ended June 30, 1996 including approximately $1.3 million for the six-month period ended June 30, 1996 attributable to satellite capacity leased to TMI Communications and Company, Limited Partnership ("TMI"), a Canadian limited partnership, under a commitment which was completed in May 1996. Service revenue from Fleet Management Data Services approximated $949,000 and $1.8 million for the three-month and six-month periods ended June 30, 1996, respectively, compared to $1.8 million and $3.6 million for the same period in 1995, a reduction of $851,000 and $1.8 million respectively. Prior to 1996, the Company provided its Fleet Management Data Service using satellite capacity leased from the Communications Satellite Corporation ("COMSAT"), the cost of which was passed through to one customer ("Major Customer"). The decrease in Fleet Management Data Service revenue of $1.8 million for the six-month period ended June 30, 1996 reflects the reduced revenue from the Major Customer resulting from lower billings for the use o the lower cost AMSC-1 versus billings attributable to the leased COMSAT satellite applied on a pass-through basis. Of the Fleet Management Data Services revenues, 42% and 47% were attributable to the Major Customer for the three months and six months ended June 30, 1996, respectively compared to 71% and 72% for the respective periods in 1995. Revenue from the sale of mobile data terminals and mobile telephones increased from $20,000 for the three months ended June 30, 1995 to $5.0 million for the three months ended June 30, 1996, and increased to $7.5 million for the six months ended June 30, 1996 compared to $66,000 for the same period in 1995. This increase is attributable to (i) the Company's introduction of certain voice products in the fourth quarter of 1995 and the resulting sale of mobile telephones, and (ii) the increased availability of mobile data terminals in 1996 compared to the first six months of 1995 following a contract signed with a mobile data terminal manufacturer in February 1995.

Costs and Expenses

The Company's costs and expenses have primarily increased in connection with the commencement of full commercial service in December 1995. Cost of service and operations for the three-month and six-month periods ended June 30, 1996, which includes costs to support subscribers and to operate the SKYCELL System, were $8.8 million and $15.6 million, respectively, $4.7 million and $7.4 million greater than the comparable periods in 1995. Cost of service and operations for the three-month and six-month periods ended June 30, 1996 were 19% and 20%, as a percentage of operating expenses, compared to 36% and 39% for the comparable periods in 1995. The dollar increase in cost of service and operations was primarily attributable to (i) additional personnel and related costs to support both existing and anticipated customer demand, (ii) increased costs associated with the on-going maintenance of the Company's billing systems and the CGS, and
(iii) $3.2 million of insurance expense for in-orbit insurance coverage for AMSC-1, offset by the elimination of COMSAT lease expense reflecting the transition of the Company's customers from the leased satellite to AMSC-1. The decrease as a percentage of operating expenses was attributable to the overall increase in total operating expenses. The cost of equipment sold increased to $14.4 million from $120,000 for the three months ended June 30, 1996 and 1995, respectively, and to $16.9 million from $158,000 for the six months ended June 30, 1996 and 1995, respectively, and represented 32% and 1% of total operating expenses for the three months ended June 30, 1996 and 1995, and 22% and less than 1% for the six-month periods ended June 30, 1996 and 1995, respectively. The increase in both dollars and as a percentage of operating expenses of the cost of equipment sold is primarily attributable to (i) the Company's introduction of certain voice products in the fourth quarter of 1995 and the resulting sale of mobile telephones, (ii) the availability of mobile data terminals in 1996 compared to the first six months of 1995, (iii) a $4.0 million charge for the reconfiguration of certain inventory components to better meet customer requirements, and (iv) a $4.1 million writedown of certain assets, including inventory, to net realizable value. Sales and advertising expenses were $6.3 million and $12.3 million for the three-month and six-month periods ended June 30, 1996, respectively, compared with $1.9 million and $3.5 million for the same periods in 1995. Sales and advertising expenses for the three-month and six-month periods ended June 30, 1996 were 14% and 16%, respectively, as a percentage of operating expenses, compared to 17% for both the comparable periods in 1995. The dollar increase of sales and advertising expenses were primarily attributable to (i) additional headcount and personnel related costs associated with the increase in sales staff, and (ii) increased costs directly associated with the increased subscriber acquisition programs. The decrease as a percentage of operating expenses was attributable to the overall increase in total operating expenses. General and administrative expenses for the three-month and six-month periods ended June 30, 1996 were $4.4 million and $9.4 million, respectively, $161,000 and $1.8 million greater than the comparable periods in 1995. General and administrative expenses for the three-month and six-month periods ended June 30, 1996 were 10% and 12%, respectively, as a percentage of operating expenses, compared to 38% and 36% for the same periods in 1995. The dollar increase in general and administrative expenses for the first six months of 1996 compared to 1995 was primarily attributable to a $1.2 million increase in personnel-related costs associated with hiring and training staff to support full commercial service and increased facilities and related support costs approximating $610,000. The decrease as a percentage of operating expenses was attributable to the overall increase in total operating expenses. Depreciation and amortization expense was $11.7 million and $22.9 million for the three-month and six-month periods ended June 30, 1996, respectively, compared with $873,000 and $1.7 million for the same periods in 1995. Depreciation and amortization for the three-month and six-month periods ended June 30, 1996 were 25% and 30%, respectively, as a percentage of operating expenses, compared with 8% for both the comparable periods in 1995. Both the dollar increase and the increase as a percentage of operating expenses in depreciation and amortization expense were attributable to the commencement of depreciation of both AMSC-1 and related assets and the CGS in the fourth quarter of 1995.


Interest

Interest income was $196,000 and $305,000 in the three-month and six-month periods ended June 30, 1996, respectively, compared to $1.3 million and $3.1 million in the same periods in 1995. The decreases were a result of lower average cash balances in the first six months of 1996. The Company incurred $4.7 million and $7.7 million of interest expense for the three-month and six-month periods ended June 30, 1996, respectively, compared to no interest expense for the comparable periods of 1995 reflecting (i) the discontinuation of interest cost capitalization as a result of substantially completing the SKYCELL System in the fourth quarter of 1995, and (ii) the amortization of debt discount in the first six months of 1996 of approximately $2,253,000.


Capital Expenditures

Capital expenditures, including additions financed through vendor financing arrangements, for the first six months of 1996 were $7.5 million compared to $62.1 million for the same period in 1995. The decrease was largely attributable to the purchase, in the first quarter of 1995, of launch insurance at a cost to the Company of $42.8 million in connection with the Company's launch contract with Martin Marietta Commercial Launch Services, Inc.

Liquidity and Capital Resources

Adequate liquidity and capital are critical to the ability of the Company to transition successfully from being a development stage Company to deploying and operating the SKYCELL System. During 1996, the Company will require significant additional financing aggregating approximately $150.0 million to cover expected substantial operating losses, debt service requirements, capital expenditures, inventory purchases and other working capital. The Company does not expect to be in compliance with certain financial covenants of its existing vendor debt arrangements (the "Vendor Financing") at September 30, 1996. Debt service requirements during 1996 are therefore expected to include the repayment of existing Vendor Financing which approximates $51.9 million at June 30, 1996. In addition, the Company expects that operating revenues will be insufficient to cover operating expenses until sometime in 1997.

The effect of these matters, among others, is that the Company estimates that its peak financing requirement will be approximately $200.0 million in early 1998. The Company's actual peak financing requirements may differ materially from this estimate based on, among other factors, shortfalls from estimated levels of operating cashflows due to delays in the introduction of certain products and services, the unavailability of Subscriber Equipment, and insufficient demand for the Company's services. See "Factors that could affect Future Operating Results."

To satisfy its near term financing requirements, the Company on January 19, 1996 established a $40.0 million note purchase facility (the "Interim Financing") with Morgan Guaranty Trust Company of New York ("Morgan"), Toronto Dominion Investments, Inc. (an affiliate of The Toronto Dominion Bank) and Hughes Communications Satellite Services, Inc. ("Hughes"), an AMSC stockholder. The Company commenced borrowings under the Interim Financing on January 24, 1996, and had borrowed the full $40.0 million available under that facility at April 4, 1996. To satisfy its financing requirements beyond April 1996, the Company on April 22, 1996 and June 12, 1996 issued notes (the "Short-Term Notes") in the aggregate principal amount of $30.0 million to Morgan and Toronto Dominion (Texas) Inc. (an affiliate of The Toronto Dominion Bank). The proceeds from the issuance of the Short-Term Notes satisfied the Company's liquidity needs through June 1996.

In connection with its near term financing, the Company recognized that it could not obtain such financing on commercially reasonable terms without substantial credit support from its principal stockholders. In April 1996, the Company entered into an agreement with Hughes Electronics Corporation ("HEC"), pursuant to which HEC agreed to guaranty the Company's performance of its obligations under the Interim Financing and the Short-Term Notes. HEC is the parent Company of Hughes. In consideration of such guaranty and contingent on the timing of the repayment of the Interim Financing and the Short-Term Notes, and whether HEC guarantees the facility through which the Interim Financing and Short-Term Notes would be repaid, the Company agreed to pay to HEC compensation consisting of cash fees and the issuance of warrants exercisable for shares of the Company's Common Stock. On June 7, 1996, Singapore Telecommunications, Ltd. ("Singapore") and the Company entered into an agreement pursuant to which Singapore agreed to guaranty a portion of the Short-Term Notes on the same terms as the guaranty extended by HEC. HEC and Singapore agreed that no compensation would be payable to them in return for their guaranty of the Interim Financing and the Short-Term Notes if they received compensation for their guaranty of the Bank Financing, discussed below. Therefore, no fees were paid or are due to HEC or Singapore for their guarantee of the Interim Financing and Short-Term Notes.

The terms of the Interim Financing were amended in connection with HEC's guaranty of that facility. As amended, the Interim Financing bore interest at an annual rate increasing from 11% to 15% until April 18, 1996, and at an annual rate of 5.75% thereafter. The Interim Financing, as amended, matured and was repaid on July 1, 1996.

The terms of the Interim Financing were also amended to delete certain covenants the Company had not satisfied, including certain covenants relating to the attainment of certain numbers of subscribers. The lenders under the Interim Financing had previously waived compliance with those covenants.

The Short-Term Notes bore interest at an annual rate of 5.6914%, and, as amended, matured and were paid on July 1, 1996.

To satisfy its ongoing financing needs, the Company on June 28, 1996, established a $225.0 million debt facility with Morgan and The Toronto Dominion Bank (the "Bank Financing") consisting of two facilities: (i) a $150.0 million five-year, multi-draw term loan facility (the "Term Loan Facility"), and (ii) a $75.0 million five-year revolving credit facility with a bullet maturity on June 30, 2001 (the "Working Capital Facility"). Proceeds from the Bank Financing were used to repay the Interim Financing and the Short-Term Notes, and will be used to refinance short-term Vendor Financing, and for general working capital purposes. As of August 8, the Company has drawn down $35.0 million of the Term Loan Facility at annual interest rates ranging from 5.6875% to 5.75%. The Company concluded that it could not complete the Bank Financing without substantial credit support from its principal stockholders (the "Guarantees"). HEC, Singapore and certain of the Company's other principal stockholders (the Guarantors") guaranteed $200.0 million of the Bank Financing in exchange for compensation consisting principally of cash fees and warrants (the "Guarantee Warrants"). The Guarantee Warrants have been preliminarily valued at $20.0 million at date of issue subject to a final valuation opinion by an independent third party. The Guarantee Warrants allow the Guarantors to purchase 5 million shares of the Company's Common Stock at a price of $24 per share. The Bank Financing Warrants expire on June 28, 2001. The Guarantees will remain in place until certain financial and operational covenants are met for two consecutive quarterly periods during 1997. Until such time as the Guarantees are released, subsequent borrowings under both facilities are contingent upon the Company meeting certain future performance tests related to quarterly revenues, the number of subscribers, operating cash flow, and earnings before interest, taxes, depreciation and amortization. If these performance measures are not satisfied, the Guarantors can direct that no further borrowings be made under the facilities. There can be no assurance that such performance levels will be achieved. Subsequent to the release of the Guarantees, anticipated to occur in 1997, the Company will continue to be subject to maintaining certain subscriber, revenue and debt to subscriber ratios. The Bank Financing is secured by the pledge of substantially all of the assets of the Company. The Company believes that the proceeds from the Bank Financing, together with proceeds from certain claims under its launch insurance as described below, will provide it with sufficient liquidity for its operations through its peak financing requirements.

On February 7, 1996, the Company filed a registration statement relating to the offering of up to 4,600,000 shares of the Company's Common Stock. In light of the current market price of its Common Stock, the Company has concluded that such offering cannot presently be completed on commercially reasonable terms.

The Company filed a claim for indemnity under its launch insurance with respect to the anomalies leading to the reconfiguration of AMSC-1 discussed below. See "Technological Developments." On August 1, 1996, the Company reached a resolution of the claims under its satellite insurance contracts and policies, and received proceeds in the amount of $66.0 million which will be used to repay the Working Capital Facility and portions of the Term Loan Facility and the Vendor Financing. The carrying value of the satellite will be reduced by the amount of the net insurance proceeds, which will result in a reduction of future depreciation charges beginning in the third quarter of 1996.

At June 30, 1996, the Company had remaining contractual commitments to purchase both mobile data terminal inventory and mobile telephone inventory approximating $43.9 million.

For the period from inception through June 30, 1996, the Company has used $170.0 million of cash in operating activities and $324.2 million of cash in investing activities and has generated $510.2 million of cash from financing activities. The Company's primary investing activity since inception has been capital expenditures related to the SKYCELL System. The Company has financed its capital and operating requirements through a combination of private debt and equity placements, a public equity offering, borrowings from financial institutions, and vendor financing arrangements.

Cash used in operating activities was $44.3 million for the first six months of 1996 compared to cash used of $16.7 million for the same period in 1995, an increase of $27.6 million. The increase in cash used in operating activities was primarily attributable to (i) increased operating losses, (ii) increased trade receivables as a result of increased equipment and service revenue, and (iii) increased inventory acquisitions, offset by the net increase in operating accounts payable and accrued expenses. Cash used in investing activities was $7.1 million for the first six months of 1996 compared to $40.5 million for the same period in 1995, a decrease of $33.4 million. The decrease was primarily attributable to the decrease in construction activity, which included a $42.8 million purchase of launch insurance in the first quarter of 1995, offset partially by the sale of $28.7 million of short-term investments in the first quarter of 1995. Cash provided by financing activities was $58.5 million for the first six months of 1996 compared to cash used in financing activities of $1.8 million for the same period in 1995, an increase of $60.3 million. The increase was largely attributable to the $70.0 million of borrowings under the Interim Financing and Short-Term Notes in the first six months of 1996. As of June 30, 1996, the Company had $15.9 million of cash and cash equivalents and a working capital deficit of $142.0 million.


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

Expanding the three CONUS spotbeams to cover the territory previously covered by the eastern spotbeam will require the use of additional power for subscriber channels in certain locations. This power adjustment will not affect the anticipated in-orbit life of AMSC-1, but will eventually result in the availability of fewer channels for the SKYCELL System when the full capacity of AMSC-1 is approached. Any reduction in the number of available channels will depend on a variety of factors including the actual geographical mix of the Company's subscriber base and the types of Subscriber Equipment used. Based on its analyses to date, the Company believes that AMSC-1's channel capacity will not be reduced by more than 15%. The Company also believes that any such reduction will not affect its anticipated revenue growth until early 1999. The timing and amount of any impact on revenue growth cannot be predicted with precision and will depend upon, among other things, the results of the Company's marketing efforts and the availability of alternative satellite capacity, including capacity from a second generation satellite, should the Company decide to proceed with its development, or pursuant to the Company's Satellite Capacity Agreement with TMI, which launched a satellite similar to AMSC-1 in April 1996.

In occurrences not directly related to testing and deployment of the CGS, AMSC-1 has experienced on separate occasions the failure of two solid state power amplifiers ("SSPA") serving the Mountain, West, Alaska/Hawaii and Caribbean spotbeams. These spotbeams were designed to be served by eight SSPAs with two spares. The Company is currently operating these spotbeams in a seven SSPA configuration and preserving one spare SSPA. AMSC-1 has also experienced the failure of an L-band receiver supporting the Alaska/Hawaii spotbeam. While the Company and its contractors were not able to identify the specific cause of the failure, it is believed that it may be attributable to a defective receiver and not a problem inherent in the design of AMSC-1. The Company is using a spare back-up L-band receiver on AMSC-1 to service the Alaska/Hawaii spotbeam. As a result of reconfiguring AMSC-1 to operate with five spotbeams, there is one other back-up L-band receiver on AMSC-1.

                          PART II -- OTHER INFORMATION

                    Item 6. Exhibits and Reports on Form 8-K
                                  (a) Exhibits

3.1 -- Restated Certificate of Incorporation of AMSC (as restated effective May 1, 1996) (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ending March 31,1996 (File No. 0-23044))

3.2 -- Amended and Restated Bylaws of AMSC (as amended and restated effective February 29, 1996) (Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 1995 (File No. 0-23044))

9.3 -- Standstill Agreement dated as of June 28, 1996, among American Mobile Satellite Corporation, AMSC Subsidiary Corporation, Hughes Electronics Corporation and Hughes Communications Satellite Services, Inc. (Incorporated by reference to Exhibit X to the Amended and Restated
     Schedule 13D dated July 1, 1996, filed by Hughes Communications Satellite Services, Inc., Hughes Communications, Inc., Hughes Aircraft Company, Hughes Electronics Corporation and General Motors Corporation with respect to shares of Common Stock, $.01 par value, of American Mobile Satellite Corporation)

10.11a -- Amendment No. 1 dated June 28, 1996, to Right of First Offer Agreement among American Mobile Satellite Corporation, Hughes Communications Satellite Services, Inc., Singapore Telecommunications Ltd., Satellite Communications Investments Corporation, Space Technologies Investments, Inc., and Transit Communications, Inc. (Incorporated by reference to
     Exhibit XI to the Amended and Restated Schedule 13D dated July 1, 1996, filed by Hughes Communications Satellite Services, Inc., Hughes Communications, Inc., Hughes Aircraft Company, Hughes Electronics Corporation and General Motors Corporation with respect to shares of Common Stock, $.01 par value, of American Mobile Satellite Corporation)

10.13* -- Amended and Restated Stock Option Plan (as amended effective April 25,
     1996) (filed herewith)

10.55--  $150,000,000  Credit  Agreement  dated as of June 28, 1996,  among AMSC
     Subsidiary Corporation, American Mobile Satellite Corporation, the Banks Listed Therein, Morgan Guaranty Trust Company of New York, as Documentation Agent, and Toronto Dominion (Texas), Inc., as Administrative Agent (filed herewith)

10.56--  $75,000,000  Credit  Agreement  dated as of June 28,  1996,  among AMSC
     Subsidiary Corporation, American Mobile Satellite Corporation, the Banks Listed Therein, Morgan Guaranty Trust Company of New York, as Documentation Agent, and Toronto Dominion (Texas), Inc., as Administrative Agent (filed herewith)

10.57-- Guaranty  Issuance  Agreement  dated as of June 28,  1996,  by and among
     Hughes Electronics Corporation, Singapore Telecommunications Ltd., Baron Capital Partners, L.P., AMSC Subsidiary Corporation and American Mobile Satellite Corporation (Incorporated by reference to Exhibit XII to the Amended and Restated Schedule 13D dated July 1, 1996, filed by Hughes Communications Satellite Services, Inc., Hughes Communications, Inc., Hughes Aircraft Company, Hughes Electronics Corporation and General Motors Corporation with respect to shares of Common Stock, $.01 par value, of American Mobile Satellite Corporation)

10.58--  Guaranty  dated  as of  June  28,  1996,  made  by  Hughes  Electronics
     Corporation to Toronto Dominion (Texas), Inc., as Administrative Agent (filed herewith)

10.59-- Warrant No. 1 for the Purchase of 3,750,000 Shares (subject to adjustment) of Common Stock of American Mobile Satellite Corporation issued to Hughes Electronics Corporation, dated June 28, 1996 (Incorporated by reference to Exhibit XIII to the Amended and Restated Schedule 13D dated July 1, 1996, filed by Hughes Communications Satellite Services, Inc., Hughes Communications, Inc., Hughes Aircraft Company, Hughes Electronics Corporation and General Motors Corporation with respect to shares of Common Stock, $.01 par value, of American Mobile Satellite Corporation)

10.60-- Registration  Rights Agreement dated as of June 28, 1996, among American
     Mobile Satellite Corporation, Hughes Electronics Corporation, Singapore Telecommunications Ltd., and Baron Capital Partners, L.P. (Incorporated by reference to Exhibit XIV to the Amended and Restated Schedule 13D dated July 1, 1996, filed by Hughes Communications Satellite Services, Inc., Hughes Communications, Inc., Hughes Aircraft Company, Hughes Electronics Corporation and General Motors Corporation with respect to shares of Common Stock, $.01 par value, of American Mobile Satellite Corporation)

11.1 -- Computation of Net Loss Per Share (filed herewith)

27.0 -- Financial Data Schedule

99.8 -- Schedule of Exhibits Omitted Pursuant to Instruction 2 to Item 601 of Regulation S-K (filed herewith)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      AMERICAN MOBILE SATELLITE CORPORATION
                                    (Registrant)


Date: August 14, 1996               /s/Patrick C. FitzPatrick
                                    Patrick C. FitzPatrick
                   Chief Financial Officer and Vice President
                          (principal financial officer)



                                    /s/Christopher Colavito
                                    Controller and Vice President
                                    (principal accounting officer)

                                  EXHIBIT INDEX

Exhibit
Number                               Exhibit

3.1 -- Restated Certificate of Incorporation of AMSC (as restated effective May 1, 1996) (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ending March 31, 1996 (File No. 0-23044))

3.2 -- Amended and Restated Bylaws of AMSC (as amended and restated effective February 29, 1996) (Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 1995 (File No. 0-23044))

9.3 -- Standstill Agreement dated as of June 28, 1996, among American Mobile Satellite Corporation, AMSC Subsidiary Corporation, Hughes Electronics Corporation and Hughes Communications Satellite Services, Inc. (Incorporated by reference to Exhibit X to the Amended and Restated
     Schedule 13D dated July 1, 1996, filed by Hughes Communications Satellite Services, Inc., Hughes Communications, Inc., Hughes Aircraft Company, Hughes Electronics Corporation and General Motors Corporation with respect to shares of Common Stock, $.01 par value, of American Mobile Satellite Corporation)

10.11a -- Amendment No. 1 dated June 28, 1996, to Right of First Offer Agreement among American Mobile Satellite Corporation, Hughes Communications Satellite Services, Inc., Singapore Telecommunications Ltd., Satellite Communications Investments Corporation, Space Technologies Investments, Inc., and Transit Communications, Inc. (Incorporated by reference to
     Exhibit XI to the Amended and Restated Schedule 13D dated July 1, 1996, filed by Hughes Communications Satellite Services, Inc., Hughes Communications, Inc., Hughes Aircraft Company, Hughes Electronics Corporation and General Motors Corporation with respect to shares of Common Stock, $.01 par value, of American Mobile Satellite Corporation)

10.13* -- Amended and Restated Stock Option Plan (as amended effective April 25,
     1996) (filed herewith)

10.55--  $150,000,000  Credit  Agreement  dated as of June 28, 1996,  among AMSC
     Subsidiary Corporation, American Mobile Satellite Corporation, the Banks Listed Therein, Morgan Guaranty Trust Company of New York, as Documentation Agent, and Toronto Dominion (Texas), Inc., as Administrative Agent (filed herewith)

10.56--  $75,000,000  Credit  Agreement  dated as of June 28,  1996,  among AMSC
     Subsidiary Corporation, American Mobile Satellite Corporation, the Banks Listed Therein, Morgan Guaranty Trust Company of New York, as Documentation Agent, and Toronto Dominion (Texas), Inc., as Administrative Agent (filed herewith)

10.57-- Guaranty  Issuance  Agreement  dated as of June 28,  1996,  by and among
     Hughes Electronics Corporation, Singapore Telecommunications Ltd., Baron Capital Partners, L.P., AMSC Subsidiary Corporation and American Mobile Satellite Corporation (Incorporated by reference to Exhibit XII to the Amended and Restated Schedule 13D dated July 1, 1996, filed by Hughes Communications Satellite Services, Inc., Hughes Communications, Inc., Hughes Aircraft Company, Hughes Electronics Corporation and General Motors Corporation with respect to shares of Common Stock, $.01 par value, of American Mobile Satellite Corporation)

10.58--  Guaranty  dated  as of  June  28,  1996,  made  by  Hughes  Electronics
     Corporation to Toronto Dominion (Texas), Inc., as Administrative Agent (filed herewith)

10.59-- Warrant No. 1 for the Purchase of 3,750,000 Shares (subject to adjustment) of Common Stock of American Mobile Satellite Corporation issued to Hughes Electronics Corporation, dated June 28, 1996 (Incorporated by reference to Exhibit XIII to the Amended and Restated Schedule 13D dated July 1, 1996, filed by Hughes Communications Satellite Services, Inc., Hughes Communications, Inc., Hughes Aircraft Company, Hughes Electronics Corporation and General Motors Corporation with respect to shares of Common Stock, $.01 par value, of American Mobile Satellite Corporation)

10.60-- Registration  Rights Agreement dated as of June 28, 1996, among American
     Mobile Satellite Corporation, Hughes Electronics Corporation, Singapore Telecommunications Ltd., and Baron Capital Partners, L.P. (Incorporated by reference to Exhibit XIV to the Amended and Restated Schedule 13D dated July 1, 1996, filed by Hughes Communications Satellite Services, Inc., Hughes Communications, Inc., Hughes Aircraft Company, Hughes Electronics Corporation and General Motors Corporation with respect to shares of Common Stock, $.01 par value, of American Mobile Satellite Corporation)

11.1 -- Computation of Net Loss Per Share (filed herewith)

27.0 -- Financial Data Schedule

99.8 -- Schedule of Exhibits Omitted Pursuant to Instruction 2 to Item 601 of Regulation S-K (filed herewith)