Form 10-Q
period 1996-09-30
AMERICAN MOBILE SATELLITE CORP
filed 1996-11-14
CIK 913665

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996
                         Commission file number 0-23044

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares of Common Stock outstanding at October 31, 1996: 25,091,846

                          PART I--FINANCIAL INFORMATION

             AMERICAN MOBILE SATELLITE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                         CONSOLIDATED STATEMENTS OF LOSS
                         -------------------------------
                      (in thousands, except per share data)
                                   (Unaudited)


                                   Three Months Ended         Nine Months Ended            May 3, 1988
                                     September 30               September 30           (date of inception)
                                 1996             1995      1996             1995   through September 30, 1996
                                 ---------------------      ---------------------   ---------------------------

Revenues:
 Services                          $2,480        $1,619     $  6,071     $5,220                $17,735
 Sales of equipment                 4,925           438       12,452        504                 14,376
                                   ------        ------       ------     ------                -------

     Total Revenues                $7,405        $2,057      $18,523     $5,724                $32,111

Costs and Expenses:
 Cost of service and operations     7,616         4,357       23,258     12,561                 82,478
 Cost of equipment sold             6,227           599       23,116        757                 27,792
 Sales and advertising              5,729         5,418       18,048      8,950                 57,178
 General and administrative         4,242         4,032       13,635     11,642                 73,340
 Depreciation and amortization     10,101         1,179       32,975      2,917                 65,410
                                   ------        ------       ------     ------                -------

     Operating Loss               (26,510)      (13,528)     (92,509)   (31,103)              (274,087)

Interest Income                       180         1,026          485      4,139                 19,498
Interest Expense                   (3,673)           --      (11,364)        --                (12,347)
                                   ------        ------      -------     ------                -------

 Loss before extraordinary item   (30,003)      (12,502)    (103,388)   (26,964)              (266,936)

Extraordinary gain on early
  extinguishment of debt               --             --          --          --                (1,372)
                                    ------        ------      -------     ------                -------
 Net Loss                        $(30,003)     $(12,502)   $(103,388)  $(26,964)             $(268,308)
                                 =========     =========   ==========  =========             ==========
Loss per share of common stock   $  (1.20)     $  (0.50)   $   (4.13)   $ (1.08)
                                 =========     =========   ==========  =========
Weighted-average number
  of common shares outstanding
  during the period                25,065        24,941       25,024     24,884
                                 =========     =========   ==========  =========

See notes to consolidated financial statements.

                          PART I--FINANCIAL INFORMATION

             AMERICAN MOBILE SATELLITE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                 (in thousands)
                                   (Unaudited)

                                                          September 30,            December 31,
                                                               1996                    1995
                                                               ----                    ----
ASSETS
Current Assets:
     Cash and cash equivalents                               $  2,388               $  8,865
     Short term investments                                     1,000                     --
     Inventory                                                 39,960                 15,104
     Prepaid in-orbit insurance                                    --                  4,823
     Accounts receivable-trade                                  7,043                  1,375
     Other current assets                                       1,482                  2,860
                                                               ------                 ------
     Total current assets                                      51,873                 33,027

PROPERTY AND EQUIPMENT IN SERVICE - NET                       274,758                362,105

DEFERRED CHARGES AND OTHER ASSETS - NET                        16,298                  3,219
                                                              -------                -------
     Total assets                                            $342,929               $398,351
                                                             ========               ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable and accrued expenses                     51,739                 34,462
     Obligations under capital leases due within one year       4,245                  2,446
     Obligation to related party for equipment financing        6,297                  6,874
     Current portion of long-term debt                         11,113                 60,990
                                                               -------               -------
     Total current liabilities                                 73,394                104,772

Long-term Liabilities:
     Obligations under Term Loan Facility                      77,000                     --
     Capital lease obligations                                  3,566                  6,052
                                                                -----                  -----
     Total liabilities                                        153,960                110,824
Stockholders' Equity:
     Preferred stock, par value $0.01; no shares issued            --                     --
     Common stock, voting, par value $0.01                        251                    250
     Additional paid-in capital                               451,178                448,757
     Common stock purchase warrants                            23,848                  3,440
     Unamortized guarantee warrants                           (18,000)                    --
     Deficit accumulated during the development stage        (268,308)              (164,920)
                                                             ---------              ---------
     Total stockholders' equity                               188,969                287,527
                                                             ---------              ---------
     Total liabilities and stockholders' equity              $342,929               $398,351
                                                             =========              =========
See notes to consolidated financial statements.


                          PART I--FINANCIAL INFORMATION

             AMERICAN MOBILE SATELLITE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                          Nine months Ended                     May 3, 1988
                                           September 30,                    (date of inception)
                                          1996           1995           through September 30, 1996
                                          ----           ----             ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                $(103,388)     $(26,964)               $(268,308)
Adjustments to reconcile net loss
  to net cash used in
  operating activities:
     Extraordinary loss on early
      extinguishment of debt                   --            --                    1,372
     Amortization of debt discount          4,015            --                    4,015
     Depreciation and amortization         32,975         2,917                   65,410
     Deferred and other items, net          1,621        (1,252)                     800
     Changes in assets and liabilities:
      Prepaid in-orbit insurance            4,823            --                       --
      Trade accounts receivable            (5,668)          887                   (4,293)
      Other current assets                    944        (7,029)                  (3,436)
      Inventory                           (24,856)       (2,122)                 (39,960)
      Accounts payable and
       accrued expenses                    14,891         4,221                   44,070
                                          -------       -------                 --------
     Net cash used in operating
      activities                          (74,643)      (29,342)                (200,330)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property under
     construction                              --       (71,527)                (288,435)
 Insurance proceeds applied to
     equipment in service                  66,000            --                   66,000
 Additions to  property
     and equipment in service             (10,418)       (6,304)                 (29,253)
 Proceeds from sales of short-term
    investments                                --        28,717                  202,756
 Purchases of short-term investments       (1,000)           --                 (203,756)
 Deferred charges and other assets             --        (1,089)                 (11,999)
 Non-inventory asset sales - net               --            --                    2,176
     Net cash provided by (used in)         ------       -------                 --------
      investing activities                 54,582       (50,203)                (262,511)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of Common Stock     1,248         2,040                  391,331
 Principal payments under capital leases   (2,671)         (304)                  (3,461)
 Payments on notes payable                     --            --                  (34,667)
 Proceeds from short-term borrowings       70,000            --                   70,000
 Payments on short-term borrowings        (70,000)           --                  (70,000)
 Proceeds from Term Loan Facility          77,000            --                   77,000
 Proceeds from debt                         1,700         7,630                  143,330
 Payments on long-term debt               (53,098)      (11,665)                 (96,584)
 Debt issuance costs                      (10,595)           --                  (11,676)
 Redemption of Common Stock                    --            --                      (44)
                                            ------        ------                  -------
 Net cash provided by (used in)
     financing activities                  13,584        (2,299)                 465,229

 Net (decrease) increase in cash and
     cash equivalents                      (6,477)      (81,844)                   2,388

CASH AND CASH EQUIVALENTS,
     beginning of period                    8,865       137,287                       --
                                           -------      -------                   -------
CASH AND CASH EQUIVALENTS,
     end of period                        $ 2,388      $ 55,443                   $2,388
                                          ========     =========                 ========
See notes to consolidated financial statements.


                          PART I--FINANCIAL INFORMATION

             AMERICAN MOBILE SATELLITE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                               September 30, 1996
                                   (Unaudited)


1.  Organization and Business

     American Mobile Satellite Corporation was incorporated on May 3, 1988, by eight of the initial applicants for the mobile satellite services license, following a determination by the Federal Communications Commission ("FCC") that the public interest would best be served by granting the license to a consortium of all willing, qualified applicants. The FCC has authorized American Mobile Satellite Corporation to construct, launch, and operate a mobile satellite services system (the "SKYCELL System") to provide a full range of mobile voice and data services via satellite to land, air and sea-based customers in a service area consisting of the continental United States, Alaska, Hawaii, Puerto Rico, the U.S. Virgin Islands, U.S. coastal waters, international waters and airspace and any foreign territory where the local government has authorized the provision of service. In March 1991, American Mobile Satellite Corporation transferred the mobile satellite services license ("MSS license") to a wholly owned subsidiary, AMSC Subsidiary Corporation ("AMSC Subsidiary"). American Mobile Satellite Corporation has six other subsidiaries, two of which are inactive and four whose limited activities do not require material resources at this time. On April 7,1995, the Company successfully launched its first satellite ("AMSC-1"), from Cape Canaveral, Florida.

     American Mobile Satellite Corporation (together with its subsidiaries "AMSC" or the "Company") is devoting its efforts to establishing a new business. As further discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, this effort involves substantial risk. Specifically, future operating results will be subject to significant business, liquidity, economic, regulatory, technical, and competitive uncertainties and contingencies. The integration of the components of the SKYCELL System is a complex undertaking. Delays in the integration of the SKYCELL System have already occurred, and there can be no assurance that further delays will not occur. Depending on their extent and timing, these factors individually or in the aggregate could have an adverse effect on the Company's financial condition and future operating results.


2.  Basis of Presentation

     The consolidated balance sheet as of September 30, 1996, and the consolidated statements of loss and cash flows for the nine months ended September 30, 1996 and 1995, and for the period May 3, 1988 through September 30, 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1996, and for all periods presented have been made. The balance sheet at December 31, 1995 has been taken from the audited financial statements.

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

     The Company paid approximately $6.6 million and $3.6 million in the nine-month periods ended September 30, 1996 and 1995, respectively, to related parties for construction and service-related obligations and payments under financing agreements. Payments to related parties from May 3, 1988 (date of inception) to September 30, 1996, aggregated approximately $163.7 million. Total indebtedness to related parties as of September 30, 1996 approximated $8.5 million.

     Loss per common share is based on the weighted-average number of shares of Common Stock outstanding during the period. Stock options and common stock purchase warrants are not reflected since their effect would be antidilutive.

     Certain amounts for the three months and nine months ended September 30, 1995 and for the period from inception to September 30, 1996 have been reclassified to conform with the current period presentation.


3.  Liquidity and Financing

     Adequate liquidity and capital are critical to the ability of the Company to transition successfully from being a development stage company to deploying and operating the SKYCELL System. As previously reported, on June 28, 1996, the Company established a $225 million debt facility with Morgan Guaranty Trust Company and Toronto Dominion Bank (the "Bank Financing") consisting of two facilities: (i) a $150 million five-year, multi-draw term loan facility (the "Term Loan Facility") and (ii) a $75 million five-year revolving credit facility with a bullet maturity on June 30, 2001 (the "Working Capital Facility"). As of October 28, 1996, the Company had drawn down $93.0 million of the Term Loan Facility at annual interest rates ranging from 5.6875% to 5.75%. $200 million of the Bank Financing is guaranteed (the "Guarantee") by three of the Company's principal stockholders: Hughes Electronics Corporation ("Hughes"), Singapore Telecommunications, Ltd. and Baron Capital Partners, L.P. (collectively, the "Guarantors"). The Guarantors received compensation consisting principally of cash fees and warrants (the "Guarantee Warrants"). The Guarantee Warrants have been valued at $19.0 million.

     Under the terms of the Bank Financing and the Guarantee, borrowings under the Bank Financing in excess of prescribed levels are contingent upon the satisfaction by the Company of certain performance tests relating to net revenues, number of subscribers, operating cash flow and earnings before interest, taxes, depreciation and amortization. During the third quarter of 1996, the Company met the required performance tests except for the test relating to net revenues. The Company has received a waiver relating to satisfaction of that performance test and of a limitation on borrowing, thereby permitting the Company to borrow up to $155 million under the Bank Financing. This is expected to meet the Company's financing needs through the remainder of 1996 and into 1997.

     Because of the slower than anticipated build-up in subscribers and related revenues, it is currently expected that the Company will not meet the remaining quarterly Guarantor performance tests under the Bank Financing. Therefore, additional Guarantor waivers will be required under the Bank Financing. Even if the Company is successful in receiving additional waivers, the Company may need additional financing in 1997 beyond the Bank Financing. No assurance can be given that additional waivers will be granted or that the terms of such waivers will not be adverse to the Company, or that if additional financing is required, that such financing will be available or that the terms thereof will be favorable to the Company. If waivers are not granted, or the Bank Financing is not sufficient, the Company may not have adequate capital to fund its future operations.

     Following negotiations of certain existing vendor debt arrangements (the "Vendor Financing") and ground segment obligations ("Ground Segment Obligations"), aggregating $11.1 million, the Company has arranged to defer repayment of the Vendor Financing and a portion of the Ground Segment Obligation from September 30, 1996, until various dates in 1997.

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

     In 1992, a former director of AMSC filed an Amended Complaint against the Company alleging violations of the Communications Act of 1934, as amended, and of the Sherman Act and breach of contract. The suit seeks damages for not less than $100 million trebled under the antitrust laws plus punitive damages, interest, attorneys' fees and costs. In mid-1992, the Company filed its response denying all allegations. The Company's motion for summary judgement, filed on June 30, 1994, was denied on April 18, 1996. The matter has now been set for trial beginning November 25, 1996. Management believes that the ultimate outcome of this matter will not be material to the Company's financial position, results of operations, or its cash flows.

     In October 1996, a vendor filed a complaint against the Company concerning the production of approximately 7,500 mobile data terminals. The suit seeks damages in as yet an undetermined amount. Management believes that it will not incur any material liabilities or obligations as a result of this suit in excess of any existing contractual obligations to such vendor which are reflected in the Company's maximum contractual inventory commitments described in Note 5 below.

5.  Other Matters

     At September 30, 1996, the Company had remaining contractual commitments to purchase both mobile data terminal inventory and mobile telephone inventory in the maximum amount of $44.4 million.

     As previously reported, the satellite has, in the past, experienced certain technological anomalies, most significantly with respect to its eastern beam. On August 1, 1996, the Company reached a resolution of the claims under its satellite insurance contracts and policies and received proceeds in the amount of $66.0 million which were used to repay the Working Capital Facility and portions of the Term Loan Facility and the Vendor Financing. The carrying value of the satellite was reduced by the net insurance proceeds, which will result in a reduction of future depreciation charges beginning in the third quarter of 1996. There can be no assurance that the satellite will not experience subsequent anomalies that could adversely impact the Company's financial condition, results of operations and cash flows.

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

     In addition to historical information, this Form 10-Q Quarterly Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the "Factors that could affect Future Operating Results" and "Liquidity and Capital Resources" sections. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Form 10-K Annual Report to be filed by the Company subsequent to this Form 10-Q and any Current Reports on Form 8-K filed by the Company.

Factors that could affect Future Operating Results

     The Company's future operating results could be adversely affected by a number of uncertainties and factors, including (i) the timely completion and deployment of all the Company's products and related services, including among other things, availability of mobile telephones, data terminals and other equipment to be used with the SKYCELL System ("Subscriber Equipment") being manufactured by third parties over which the Company has limited control, (ii) the market acceptance of the Company's services, (iii) the ability and the commitment of the Company's Authorized Service Providers and Authorized Sales Agents to market and distribute the Company's services, (iv) competition from existing companies which provide services using existing communications technologies and the possibility of competition from companies using new technology in the future, (v) capacity constraints arising from the reconfiguration of AMSC-1 previously reported, (vi) additional technical anomalies that may occur within the SKYCELL System, including those relating to AMSC-1, which could impact, among other things, the operation of the SKYCELL System and the cost, scope or availability of in-orbit insurance, (vii) the ability of the Company to fully integrate certain components of the mobile data service, and (viii) the Company's ability to obtain additional waivers from the Bank Financing Guarantors or secure additional financing as may be necessary.

     The Company's operating results and capital and liquidity needs have been materially affected by delays experienced in the development and deployment of the SKYCELL System. In particular, the Company's marketing efforts have been materially affected by delays experienced in the development and availability of Subscriber Equipment. Initial Subscriber Equipment for Satellite Telephone Service ("STS") use did not become commercially available until December 1995,with additional configurations not available until the second and third quarters of 1996. In addition, the CGS currently does not support facsimile capability. The Company anticipates that facsimile capability will become available in the first quarter of 1997. The impact of these delays on the Company's marketing efforts has substantially decreased the Company's anticipated revenues and increased the Company's capital and liquidity needs. No assurance can be given that additional delays relating to the SKYCELL System or Subscriber Equipment will not be encountered in the future and not have an adverse impact on the Company.

     In addition, the markets for wireless communications services are characterized by rapid technological and other changes. The Company's success depends, in part, on its ability to respond and adapt to such changes. The delays experienced in the deployment of the SKYCELL System and the availability of Subscriber Equipment, together with changes in market conditions, have already caused the Company to shift its marketing focus away from its initial dual-mode consumer product business to targeted business applications, such as the maritime, natural resources, transportation, and telecommunications industries. The Company continues to expect that sales and marketing expenses will continue to increase from previous levels in 1995 as increased resources are devoted to its subscriber acquisition programs and sales personnel. As of September 30, 1996, there were approximately 13,400 subscribers on the SKYCELL System. Charges to operations for depreciation expense for the SKYCELL System began in the fourth quarter of 1995 and accordingly, it is expected that future charges will be significant. Additionally, the Company discontinued capitalization of interest costs in the fourth quarter of 1995 upon the commencement of full commercial service. Interest expense in 1996 is expected to be significant as a result of borrowings under the Interim Financing, the Short-Term Notes, and the Bank Financing.


Results of Operations

Operating Revenues

     Service revenues, which include both the Company's voice and data services, approximated $2.5 million and $6.1 million for the three-month and nine-month periods ended September 30, 1996, respectively. Service revenue from voice services approximated $1.1 million and $2.9 million for the three-month and nine-month periods ended September 30, 1996 including approximately $1.3 million for the nine-month period ended September 30, 1996 attributable to satellite capacity leased to TMI Communications and Company, Limited Partnership ("TMI"), a Canadian limited partnership, under a commitment which was completed in May 1996. Service revenue from the Company's data services approximated $1.4 million and $3.2 million for the three-month and nine-month periods ended September 30, 1996, respectively, compared to $1.6 million and $5.2 million for the same period in 1995, a reduction of $256,000 and $2.0 million respectively. Prior to 1996, the Company provided its data service using satellite capacity leased from the Communications Satellite Corporation ("COMSAT"), the cost of which was passed through to one customer ("Major Customer"). The decrease in data service revenue of $2.0 million for the nine-month period ended September 30,1996 reflects the reduced revenue from the Major Customer resulting from lower billings for the use of the lower cost AMSC-1 versus billings attributable to the leased COMSAT satellite applied on a pass-through basis. Of the data service revenues, 29% and 39% were attributable to the Major Customer for the three months and nine months ended September 30, 1996, respectively, compared to 80% and 75% for the respective periods in 1995. Revenue from the sale of mobile data terminals and mobile telephones increased from $438,000 for the three months ended September 30, 1995 to $4.9 million for the three months ended September 30, 1996, and increased to $12.5 million for the nine months ended September 30, 1996 compared to $504,000 for the same period in 1995. This increase is attributable to (i) the Company's introduction of certain voice products in the fourth quarter of 1995 and the resulting sale of mobile telephones, and (ii) the increased availability of mobile data terminals in 1996 compared to the first nine months of 1995 following a contract signed with a mobile data terminal manufacturer in February 1995.

Costs and Expenses

     The Company's costs and expenses have primarily increased in connection with the commencement of full commercial service in December 1995. Cost of service and operations for the three-month and nine-month periods ended September 30, 1996, which includes costs to support subscribers and to operate the SKYCELL System, were $7.6 million and $23.3 million, respectively, $3.3 million and $10.7 million greater than the comparable periods in 1995. Cost of service and operations for the three-month and nine-month periods ended September 30, 1996 were 22% and 21%, as a percentage of operating expenses, compared to 28% and 34% for the comparable periods in 1995. The dollar increase in cost of service and operations was primarily attributable to (i) additional personnel and related costs to support both existing and anticipated customer demand, (ii) increased costs associated with the on-going maintenance of the Company's billing systems and the CGS, and (iii) $4.8 million of insurance expense for in-orbit insurance coverage for AMSC-1, offset by the elimination of COMSAT lease expense reflecting the transition of the Company's customers from the leased satellite to AMSC-1. The decrease as a percentage of operating expenses was attributable to the overall increase in total operating expenses. The cost of equipment sold increased to $6.2 million from $599,000 for the three months ended September 30, 1996 and 1995, respectively, and to $23.1 million from $757,000 for the nine months ended September 30, 1996 and 1995, respectively, and represented 18% and 4% of total operating expenses for the three months ended September 30, 1996 and 1995, and 21% and 2% for the nine-month periods ended September 30, 1996 and 1995, respectively. The increase in both dollars and as a percentage of operating expenses of the cost of equipment sold is primarily attributable to (i) the Company's introduction of certain voice products in the fourth quarter of 1995 and the resulting sale of mobile telephones, (ii) the availability of mobile data terminals in 1996 compared to the first nine months of 1995, (iii) a $4.0 million charge in the second quarter of 1996 for the reconfiguration of certain inventory components to better meet customer requirements, and (iv) $4.8 million writedowns in the second and third quarters of 1996 of certain assets, including inventory, to net realizable value. Sales and advertising expenses were $5.7 million and $18.0 million for the three-month and nine-month periods ended September 30, 1996, respectively, compared with $5.4 million and $8.9 million for the same periods in 1995. Sales and advertising expenses for the three-month and nine-month periods ended September 30, 1996 were 17% and 16%, respectively, as a percentage of operating expenses, compared to 35% and 24% for the comparable periods in 1995. The dollar increase of sales and advertising expenses were primarily attributable to (i) additional head count and personnel related costs associated with the increase in sales staff, and (ii) increased costs directly associated with the increased subscriber acquisition programs, offset by a $1.4 million charge, in 1995, associated with the re-acquisition of defective equipment located at a customer site and settlement of related disputes. The decrease as a percentage of operating expenses was attributable to the overall increase in total operating expenses. General and administrative expenses for the three-month and nine-month periods ended September 30, 1996 were $4.2 million and $13.6 million, respectively, $210,000 and $2.0 million greater than the comparable periods in 1995. General and administrative expenses for the three-month and nine-month periods ended September 30, 1996 were 13% and 12%, respectively, as a percentage of operating expenses, compared to 26% and 32% for the same periods in 1995. The dollar increase in general and administrative expenses for the first nine months of 1996 compared to 1995 was primarily attributable to a $2.1 million increase in personnel-related costs associated with (i) hiring and training staff to support full commercial service and increased facilities and related support costs approximating $1.4 million and
(ii) approximately $675,000 of severance costs associated with a management restructuring. The decrease of general and administrative expenses as a percentage of operating expenses was attributable to the overall increase in total operating expenses. Depreciation and amortization expense was $10.0 million and $33.0 million for the three-month and nine-month periods ended September 30, 1996, respectively, compared with $1.2 million and $2.9 million for the same periods in 1995. Depreciation and amortization for both the three-month and nine-month periods ended September 30, 1996 were 30%, as a percentage of operating expenses, compared with 7% and 8%, respectively, for the comparable periods in 1995. Both the dollar increase and the increase as a percentage of operating expenses in depreciation and amortization expense were attributable to the commencement of depreciation of both AMSC-1 and related assets and the CGS in the fourth quarter of 1995.


Interest

     Interest income was $180,000 and $485,000 in the three-month and nine-month periods ended September 30, 1996, respectively, compared to $1.0 million and $4.1 million in the same periods in 1995. The decreases were a result of lower average cash balances in the first nine months of 1996. The Company incurred $3.7 million and $11.4 million of interest expense for the three-month and nine-month periods ended September 30, 1996, respectively, compared to no interest expense for the comparable periods of 1995 reflecting (i) the discontinuation of interest cost capitalization as a result of substantially completing the SKYCELL System in the fourth quarter of 1995, and (ii) the amortization of debt discount in the first nine months of 1996 of approximately $4.0 million.

Capital Expenditures

     Net capital reductions, including additions financed through vendor financing arrangements, for the first nine months of 1996 were $61.9 million compared to capital expenditures of $71.6 million for the same period in 1995. The decrease was largely attributable to (i) the net proceeds of $65.3 million from the resolution of the claims under the Company's satellite insurance contracts and policies (see "Liquidity and Capital Resources"), (ii) the purchase, in the first quarter of 1995, of launch insurance at a cost to the Company of $42.8 million in connection with the Company's launch contract with Martin Marietta Commercial Launch Services, Inc., and (iii) the decrease in construction activity as certain components of the Communications System were completed in 1995.

Liquidity and Capital Resources

     Adequate liquidity and capital are critical to the ability of the Company to transition successfully from being a development stage company to deploying and operating the SKYCELL System. As previously reported, on June 28, 1996, the Company established a $225 million debt facility with Morgan Guaranty Trust Company and Toronto Dominion Bank (the "Bank Financing") consisting of two facilities: (i) a $150 million five-year, multi-draw term loan facility (the "Term Loan Facility") and (ii) a $75 million five-year revolving credit facility with a bullet maturity on June 30, 2001 (the "Working Capital Facility"). As of October 28, 1996, the Company had drawn down $93.0 million of the Term Loan Facility at annual interest rates ranging from 5.6875% to 5.75%. $200 million of the Bank Financing is guaranteed (the "Guarantee") by three of the Company's principal stockholders: Hughes Electronics Corporation ("Hughes"), Singapore Telecommunications, Ltd. and Baron Capital Partners, L.P. (collectively, the "Guarantors"). The Guarantors received compensation consisting principally of cash fees and warrants (the "Guarantee Warrants"). The Guarantee Warrants have been valued at $19.0 million.

     Under the terms of the Bank Financing and the Guarantee, borrowings under the Bank Financing in excess of prescribed levels are contingent upon the satisfaction by the Company of certain performance test relating to net revenues, number of subscribers, operating cash flow and earnings before interest, taxes, depreciation and amortization. During the third quarter of 1996, the Company met the required performance tests except for the test relating to net revenues. The Company has received a waiver relating to satisfaction of that performance test and of a limitation on borrowing, thereby permitting the Company to borrow up to $155 million under the Bank Financing. This is expected to meet the Company's financing needs through the remainder of 1996 and into 1997.

     Because of the slower than anticipated build-up in subscribers and related revenues, it is currently expected that the Company will not meet the remaining quarterly Guarantor performance tests under the Bank Financing. Therefore, additional Guarantor waivers will be required under the Bank Financing. Even if the Company is successful in receiving additional waivers, the Company may need additional financing in 1997 beyond the Bank Financing. No assurance can be given that additional waivers will be granted or that the terms of such waivers will not be adverse to the Company, or that if additional financing is required, that such financing will be available or that the terms thereof will be favorable to the Company. If waivers are not granted, or the Bank Financing is not sufficient, the Company may not have adequate capital to fund its future operations.

     Following negotiations of certain existing vendor debt arrangements (the "Vendor Financing") and ground segment obligations ("Ground Segment Obligations"), aggregating $11.1 million, the Company has arranged to defer repayment of the Vendor Financing and a portion of the Ground Segment Obligation from September 30, 1996, until various dates in 1997.

     As previously reported, the Company filed a claim for indemnity under its launch insurance with respect to the anomalies leading to the reconfiguration of AMSC-1.On August 1, 1996, the Company reached a resolution of the claims under its satellite insurance contracts and policies, and received gross proceeds in the amount of $66.0 million which were used to repay the Working Capital Facility and portions of the Term Loan Facility and the Vendor Financing. The carrying value of the satellite was reduced by the amount of the net insurance proceeds, which will result in a reduction of future depreciation charges beginning in the third quarter of 1996.

     At September 30, 1996, the Company had remaining contractual commitments to purchase both mobile data terminal inventory and mobile telephone inventory in the maximum amount of $44.4 million.

     For the period from inception through September 30, 1996, the Company has used $200.3 million of cash in operating activities and $262.5 million of cash in investing activities and has generated $465.2 million of cash from financing activities. The Company's primary investing activity since inception has been capital expenditures related to the SKYCELL System. The Company has financed its capital and operating requirements through a combination of private debt and equity placements, a public equity offering, borrowings from financial institutions, and vendor financing arrangements.

     Cash used in operating activities was $74.6 million for the first nine months of 1996 compared to cash used of $29.3 million for the same period in 1995, an increase of $45.3 million. The increase in cash used in operating activities was primarily attributable to (i) increased operating losses, (ii) increased trade receivables as a result of increased equipment and service revenue, and (iii) increased inventory acquisitions of subscriber equipment, partially offset by the net increase in operating accounts payable and accrued expenses. Cash provided by investing activities was $54.6 million for the first nine months of 1996 compared to cash used of $50.2 million for the same period in 1995, an increase of $104.8 million. The increase was primarily attributable to (i) the receipt of proceeds from the resolution of the claims under the Company's satellite insurance contracts and policies, (ii) the decrease in construction activity in 1996, and (iii) the purchases, in the first quarter of 1995, of $42.8 million of launch insurance, offset partially by the sale of $28.7 million of short-term investments in the first quarter of 1995. Cash provided by financing activities was $13.6 million for the first nine months of 1996 compared to cash used in financing activities of $2.3 million for the same period in 1995, an increase of $15.9 million. The increase was largely attributable to the $77.0 million of borrowings under the Term Loan Facility, offset by the repayment of $40.0 million of long-term debt and the payment of $10.6 million of costs associated with the acquisition of the Term Loan Facility. As of September 30, 1996, the Company had $2.4 million of cash and cash equivalents and a working capital deficit of $21.5 million.

Technological Developments

     As previously reported, the satellite has, in the past, experienced certain technological anomalies, most significantly with respect to its eastern beam which resulted in the Company's receipt of $66.0 million of insurance proceeds as discussed above (see "Liquidity and Capital Resources"). There can be no assurance that the satellite will not experience subsequent anomalies that could adversely impact the Company's financial condition, results of operations and cash flows.

                          PART II -- OTHER INFORMATION

                    Item 6. Exhibits and Reports on Form 8-K
                                  (a) Exhibits

3.1 -- Restated Certificate of Incorporation of AMSC (as restated effective May 1, 1996) (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the periods ending March 31,1996 and June 30, 1996 (File No. 0-23044))

3.2 -- Amended and Restated Bylaws of AMSC (as amended and restated effective February 29, 1996) (Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 1995 (File No. 0-23044))

10.23c -- Third Amendment to Term Loan Agreement, dated November 7, 1995, between AMSC Subsidiary Corporation and Northern Telecom Finance Corporation (filed herewith)

10.23d -- Fourth Amendment to Term Loan Agreement, dated October 1, 1996, between AMSC Subsidiary Corporation and Northern Telecom Finance Corporation (filed herewith)

11.1 -- Computation of Net Loss Per Share (filed herewith)

27.0 -- Financial Data Schedule


                             (b) Reports on Form 8-K

                  The Company filed a Current Report dated July 2, 1996 on Form 8-K, describing in response to Item 5 - Other Events, in the form of a press release, regarding the finalization by the Company of a $225 million credit facility with Morgan Guaranty Trust Company of New York and Toronto Dominion (Texas), Inc.

                  The Company filed a Current Report dated July 25, 1996 on Form 8-K describing in response to Item 5 - Other Events, in the form of a press release, announcing the election of Jack Shaw as a director and as chairman of the board of directors of the Company, to replace Anthony J. Iorillo, who resigned from the positions assumed by Mr. Shaw to pursue retirement activities.

                  The Company filed a Current Report dated July 31, 1996 on Form 8-K, describing in response to Item 5 - Other Events, in the form of a press release, announcing the appointment of Gary M. Parsons as president, chief executive officer and director of the Company, to succeed Brian B. Pemberton.

                  The Company filed a Current Report dated October 24, 1996 on Form 8-K, describing in response to Item 5 - Other Events, in the Form of the appointment of David A. Juliano to the Company's Board of Directors filling the vacancy left by the resignation of Jordan Roderick from the Company's Board of Directors.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      AMERICAN MOBILE SATELLITE CORPORATION
                                      (Registrant)


Date: November 14, 1996               /s/Patrick C. FitzPatrick
                                      Patrick C. FitzPatrick
                                      Chief Financial Officer and Vice President
                                      (principal financial officer)



                                      /s/Christopher Colavito
                                      Christopher Colavito
                                      Controller and Vice President
                                      (principal accounting officer)

                                  EXHIBIT INDEX

Exhibit
Number      Exhibit

 3.1   --   Restated Certificate of Incorporation of AMSC (as restated effective
            May 1, 1996)  (Incorporated  by  reference  to  Exhibit  3.1  to the
            Company's Quarterly Report on Form 10-Q for the periods ending March
            31,1996 and June 30, 1996 (File No. 0-23044))

 3.2   --   Amended  and  Restated  Bylaws  of  AMSC  (as  amended and restated
            effective February 29, 1996) (Incorporated by reference to Exhibit
            3.2 to the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 1995 (File No. 0-23044))

10.23c --   Third Amendment to Term Loan Agreement, dated November 7, 1995, between AMSC Subsidiary Corporation and Northern Telecom Finance
            Corporation (filed herewith)

10.23d --   Fourth Amendment to Term Loan Agreement, dated October 1, 1996, between AMSC Subsidiary Corporation and Northern Telecom Finance
            Corporation (filed herewith)

11.1   --   Computation of Net Loss Per Share (filed herewith)

27.0   --   Financial Data Schedule