Form 10-K
period 1996-12-31
AMERICAN MOBILE SATELLITE CORP
filed 1997-03-28
CIK 913665

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996
                         Commission file number 0-23044

                      AMERICAN MOBILE SATELLITE CORPORATION
             (Exact name of registrant as specified in its charter)

             DELAWARE                                      93-0976127
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                      Identification No.)

    10802 Parkridge Boulevard
           Reston, VA                                         22091
 (Address of principal executive                            (Zip Code)
                offices)

Registrant's telephone number, including area code:   (703) 758-6000
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:
                                         Common Stock, $0.01 per value per share
                                                       (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

         The  aggregate   market  value  of  shares  of  Common  Stock  held  by
non-affiliates at February 28, 1997 was approximately $342,139,827.

Number of shares of Common Stock outstanding at February 28, 1997:  25,111,180.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

         Certain information in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders is incorporated by reference in Part III of this Form 10-K.

                      AMERICAN MOBILE SATELLITE CORPORATION
                      -------------------------------------

                         1996 Annual Report on Form 10-K
                         -------------------------------

                                     PART I
                                     ------

This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are identified by the use of forward-looking words or phrases including, but not limited to, "believes," "intended," "will be positioned," "expects," "expected," "estimates," "anticipates" and "anticipated." These forward-looking statements are based on the Company's current expectations. All statements other than statements of historical facts included in this Annual Report, including those regarding the Company's financial position, business strategy, projected costs and financing needs, and plans and objectives of management for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. Because forward-looking statements involve risks and uncertainties, the Company's actual results could differ materially. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Annual Report, including, without limitation, in conjunction with the forward-looking statements included in this Annual Report. These forward-looking statements represent the Company's judgment as of the date hereof. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Statements. The Company disclaims, however, any intent or obligation to update its forward- looking statements.

Item 1.  Business.
-------  ---------

Introduction
------------

American Mobile Satellite Corporation ("AMSC" or the "Company") has developed and operates North America's first high-powered, satellite-based, digital mobile communications system (the "SKYCELL System"). AMSC currently offers low-cost, high-quality digital mobile voice, data and dispatch communications services primarily to business customers with a need for nationwide, reliable mobile communications services. Since its formation in 1988, AMSC's efforts have been focused on completing the design, construction, testing and deployment of the SKYCELL System. The Company successfully launched its satellite ("AMSC-1") in April 1995 and initiated commercial voice service in December 1995.

The Company currently offers two kinds of service. SKYCELL(R) voice services are interconnected with the public switched telephone network ("PSTN"). Users make or receive calls using the SKYCELL System through vehicle-mounted equipment similar to a cellular telephone or mobile radio, specialized maritime and aeronautical equipment, transportable equipment, fixed-site installed equipment similar to ordinary wireline service, and other equipment (collectively, "Subscriber Equipment"). The Subscriber Equipment communicates through AMSC-1 to the communications ground station (the "CGS") located in Reston, VA, which in turn is interconnected with the PSTN. Several vendors, including Mitsubishi Electric Corporation and Westinghouse Electric Corporation ("Westinghouse"), are developing and manufacturing Subscriber Equipment. See "Business -- Components of the SKYCELL System -- Subscriber Equipment."

The Company also offers SKYCELL mobile data services, both satellite only and "dual-mode," i.e., satellite and terrestrial, through the public switched data network. Users send or receive data messages through vehicle-mounted Subscriber Equipment, installed primarily in trucking fleets. These data terminals communicate through AMSC-1 through the land earth stations ("LESs") located in Reston, Virginia, and in some cases a switching facility located in Cedar Rapids, Iowa. See "Business -- Satellite Data Communications Services." Several vendors, including Rockwell Collins and Trimble Navigation, are supplying mobile data terminals to the Company. See "Business -- Components of the SKYCELL System -- Subscriber Equipment".

As of December  31,  1996,  the Company  had 20,300  subscribers  on the SKYCELL
System.

History
-------

AMSC, a Delaware corporation, was incorporated in May 1988 by eight of the initial applicants for the first mobile satellite services license, following a determination by the Federal Communications Commission (the "FCC") that the public interest would best be served by granting the license to a consortium composed of all willing and qualified applicants. In March 1991, AMSC transferred the mobile satellite services license to its wholly owned subsidiary, AMSC Subsidiary Corporation ("AMSC Subsidiary").

In August 1989, the FCC authorized AMSC to construct, launch and operate a mobile satellite communications system. For the SKYCELL System's mobile links, the FCC assigned to AMSC the exclusive license to 30 MHz of L-band spectrum, subject to international frequency coordination. L-band spectrum is considered advantageous for mobile communications services because it is less affected by radio propagation difficulties than are higher frequencies. The FCC licensed the Company to provide a full range of mobile voice, data and dispatch communications services via satellite to land, air and sea-based customers in a service area consisting of the continental United States, Alaska, Hawaii, Puerto Rico, the U.S. Virgin Islands, U.S. coastal waters, international waters and airspace and any foreign territory where the local government has authorized the provision of service (the "Service Area"). The Company is also authorized to provide fixed- site voice and data communications services via satellite to locations within the Service Area, so long as such services remain incidental to the Company's mobile communications services. See "Components of SKYCELL System -- AMSC-1". In addition to AMSC-1, the Company's license authorizes it to build, launch, and operate two additional geosynchronous satellites in accordance with a specified launch schedule, which would be available for additional capacity demands of the business.

Overview
--------

The Company offers both voice and data services directly to end users through its direct sales force and dealers as well as bulk satellite capacity through distributors, resellers and private networks. The Company's service offerings expanded significantly throughout 1996 and into 1997 with the introduction of its SKYCELL(R) Plus point-to-multipoint dispatch service, dual-mode satellite-terrestrial data product, and a number of advanced features, including 4800 bits per second ("bps") circuit switched data service as an added feature of the voice service. In addition, in 1996 and into 1997, an expanded range of both voice and data terminals became available for use in land mobile, maritime, fixed-site, aeronautical and transportable environments. Most recently, the Company has released a product for the recreational vehicle market that pairs SKYCELL services with direct broadcasting satellite services, and Mitsubishi Electronics Corporation has released its OmniQuest(R) lightweight, laptop transportable unit. See "Business -- Satellite Telephone Services; Satellite Data Communications Services."

The Company's sales organization and distribution strategies reflect its experience during early 1996. The Company began 1996 with a sales effort and distribution strategy organized along product lines, with a significant organization and focus on consumer customer opportunities. A number of factors led the Company to reassess and restructure its efforts, including: greater cellular build-out levels prior to product introduction than originally anticipated; minimal activity in cellular distribution channels, and for the satellite roaming product developed for that consumer market; limited consumer market receptivity to the Company's product and services; slower than anticipated subscriber activations; technical product equipment limitations disparately impacting the consumer market; and challenges in establishing a nationwide retail distribution channel with anticipated sales volume, cost and technical issues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview"

The Company now has an integrated product sales offering, divided along regional rather than product lines. Similarly, the Company's sales experience indicated that, in general, its products were most highly utilized in business-to-business, fleet and remote site services where alternative communications services were unavailable. Therefore the Company's direct marketing program now addresses the requirements of large end-users in a number of focused markets, including transportation, telecommunications and utilities, and natural resources. The Company accordingly reduced its focus on retail, consumer products, including the termination early in 1997 of its satellite roaming service, which had provided interoperability with and billing through cellular communications systems. All other voice products continue to be offered to cellular customers as an extension product to their cellular service. With the termination of the satellite roaming service, the cellular authorized service provider program has been terminated, and carriers have been offered the opportunity to distribute the voice product line.

The Company faces substantial competition in the markets for all of these services. See "Business--Competition." As a nondominant common carrier and commercial mobile radio service provider, the Company is not subject to traditional public utility rate-of-return regulation in setting its charges for services. See "Business -- Regulation." The Company's operating results and capital and liquidity needs have been materially affected by delays experienced in the development and deployment of the SKYCELL System and may continue to be impacted in 1997. See "Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview." See "Business -- Technological Developments."

SKYCELL Satellite Voice Services
--------------------------------

The Company offers satellite telephone services ("STS") on a nationwide basis under the SKYCELL(R) name. Dispatch or private voice network ("PVN") service is offered under the SKYCELL Plus(R) brand. As its name suggests, STS provides simultaneous two-way connection between users. STS user terminals look much like cellular telephones and can reach any other telephone connected to the PSTN. On the other hand, with SKYCELL Plus many users share a single connection and communicate using push-to-talk handsets. In keeping with its integrated sales strategy, the Company markets both STS and PVN to the same target markets, and some customers subscribe to both services.

STS currently supports two-way circuit-switched voice and 4800 bps data services interconnected with the PSTN. The Company offers a wide range of STS terminals developed to address the particular communications needs of subscribers. This diversified product offering lets the Company address niche markets and changes in market demand. The Company markets STS to businesses that have nationwide coverage requirements, including those for whom nationwide dispatch meets a fleet communications need; those that operate in geographic areas that lack significant terrestrial coverage, including natural resource extraction; utilities and telecommunications companies that require backup and restoral support; maritime users seeking expanded and or less costly coverage for both commercial and pleasure vessels. Others served include aeronautical markets, rural areas unserved by fixed telephony, and public safety organizations.

Generally, the Company charges its STS subscribers a regular monthly access charge and a per minute usage charge for all calls whether placed or received by the Subscribers. The monthly access charge and per minute usage charge to STS subscribers vary according to the Subscriber Equipment configuration (land mobile, maritime, fixed site, aeronautical or transportable) being used and the power and gain characteristics of the particular subscriber equipment. SKYCELL Plus service is presently priced on a set monthly service fee basis which includes a certain number of free minutes of usage. In practice, few SKYCELL Plus users exceed this minimum. SKYCELL Plus rates also vary according to the coverage available to the subscriber.

Satellite Data Communications Services
--------------------------------------

The Company also offers nationwide "store-and-forward" mobile data or messaging communications services in two basic forms: 1) a satellite-only product that operates over AMSC-1; and 2) a multi-mode, satellite-terrestrial product with least cost routing, i.e. that routes calls terrestrially and, when terrestrial service is unavailable, over AMSC-1.

Store-and-forward service provides text-message communications between groups of mobile or fixed data terminals and a single "hub" which is usually located in the customer's dispatch center. Current applications of this service include one way and two way messaging, integral GPS, automatic position determination and reporting, and various types of remote monitoring. Subscribers using this service and examples of its applications include long distance trucking companies (for vehicle location monitoring and messaging en route), law enforcement agencies (for remote data transfer), energy companies (for remote monitoring of oil wells and deliveries) and waterway and rail transportation companies (for remote monitoring of refrigeration units in railcars dispersed throughout the country). However, in a store-and-forward system, an open line of communication is not established between the sender and receiver and, accordingly, this service is not appropriate for certain applications where direct or real-time communications are necessary.

The Company offers both satellite-only and multi-mode satellite-terrestrial mobile data service using LES's located at the Company's headquarters, together with a switching facility for the multi-mode products located at the Company's facilities in Cedar Rapids, each in conjunction with AMSC-1. The multi-mode service offering currently provides terrestrial service through resale of service provided by ARDIS Company ("ARDIS") in the United States, with the multi-mode terminal selecting the least cost transmission path.

The satellite only data service was the Company's first offering. The Company expanded its mobile data business late in 1996 by acquiring Rockwell
International Corporation's ("Rockwell") multi-mode mobile data and global position tracking service for commercial trucking fleets. The acquired multi-mode communications system uses both satellite- and land-based technologies to provide commercial trucking fleets with two-way data communications and global automatic vehicle location services, no matter where their vehicles travel throughout North America. Land-based technology provides communications while vehicles travel in urban areas where tall buildings may block the line of sight to the satellite; satellite technology ensures the availability of communications while vehicles travel through areas where land-based coverage is not available.

Prior to the transaction, Rockwell was a private network customer and had purchased satellite capacity from the Company on AMSC-1, and terrestrial capacity from ARDIS. In the transaction, the Company assumed Rockwell's existing customer contracts and acquired Rockwell's system for the multi-mode mobile data service, as well as Rockwell's rights to the multi-mode equipment. The assets of the business were acquired through the assumption of the various contracts and obligations of Rockwell relating to the business, including its agreement with ARDIS; no additional, direct payments were made to Rockwell under the terms of the Asset Sale Agreement dated as of November 22, 1996.

Primary Markets and Sales Channels
----------------------------------

The Company has targeted six primary markets in 1997. In addition the Company sells capacity on the AMSC-1 satellite in bulk and maintains certain relationships with other companies to expand its coverage of certain targeted markets or to reach additional markets, particularly aeronautical.

The primary STS markets targeted by the Company are:

          Transportation. The Company offers large carriers with nationwide fleets a variety of data and voice products including SKYCELL Plus. These products and services permit fleet managers to communicate simultaneously or individually with fleets of trucks, railcars, aircraft and ships. Drivers use SKYCELL Plus service to communicate with one another and with fleet managers by using a "push-to-talk" handset. Because AMSC-1's power output remains constant regardless of the number of mobile telephones receiving a transmission, this service is expected to be an attractive and competitively distinguishing use of the SKYCELL System.

          The transportation sector is the largest market for the Company's mobile messaging data service. Trucking companies use the Company's communications services to maintain nearly constant nationwide contact with drivers. Without such a service, drivers for many carriers must stop at pay phones to call a dispatcher to report their location and schedule status. Because dispatchers must rely on drivers to initiate contact, carriers sometimes cannot divert trucks en route when customer orders are placed or changed. Using the Company's mobile data service, information related to inventory control and billing can be relayed directly to and from trucks in the field. In addition, the data service eliminates the concern a number of carriers have with respect to driver over-use of voice communication products. The Company expects that trucking firms will subscribe to the Company's services to improve customer service, to increase vehicle and equipment utilization, to enhance driver satisfaction and performance, and to improve profitability through overall fleet coordination and cost savings.

          The Company's data service is offered primarily through its direct sales force. In addition, in connection with the Rockwell acquisition, the Company acquired a distributor of its product in Canada, Stratos Mobile Networks (formerly New East Wireless Telecommunications) which, together with the Company, has developed and offers a multi-mode product operating over AMSC-1, as well as over the United States and Canadian terrestrial networks.

          Maritime Markets. The maritime market, including commercial vessels, cruise ships and large pleasure vessels, as well as oil rigs and other natural resource extraction businesses, is currently the largest market for the Company's voice services, representing 27% of voice subscribers. The Company offers its voice services to maritime users through several sales channels. First, the Company has agent relationships with a number of marine electronics dealers located throughout the country. The dealers receive a commission for each sale, including a portion of airtime revenue. Second, three of the Company's most significant value-added service providers ("VASPs") have targeted the maritime markets, and presently represent approximately 77% of all maritime subscribers.

          The Company and its resellers offer a range of Subscriber Equipment suitable for a variety of applications. The largest include multi-channel units for installation on cruise ships. Among the smallest is the WaveTalk(R) unit recently introduced by Westinghouse and the Tracphone(R) available from KVH Industries, Inc. ("KVH"). The Company believes that maritime customers are likely to purchase its products and services because they are more compact and less expensive to acquire and use than the products and services offered by Inmarsat. See "Business - Competition".

          Fixed Site Telephony. The Company offers fixed site and transportable communications services, including voice and data, to homes, businesses, government and other fixed sites in areas lacking access to wireline or cellular communications systems. Significant subscriber opportunities for this fixed site and transportable service include mines, oil rigs, and other natural resource extraction businesses, as well as subscribers desiring back-up communications capabilities in the event of catastrophic loss of access to wireline or wireless systems, such as the Federal Aviation Administration Air Traffic Control Center.

          Telecommunications/Utilities. The Company provides back-up, restoral and mobile communications services to the telecommunications and utilities industries to ensure communications capabilities and expedited restoral of service where terrestrial services are unavailable as a result of coverage limitations or emergency situations.

          Government and Public Safety Organizations. The Company offers its services to federal, state and local government and public safety organizations, such as the American Red Cross, Federal Emergency Management Administration, law enforcement, border patrol and other federal, state and local government agencies needing seamless coverage for voice and data communications. The Company anticipates addressing this market largely through system integrators, who will resell the service as part of their other products and services.

          Aeronautical Markets: Corporate and General Aviation. The Company offers communications services to the corporate and general aviation markets, but not to commercial airlines. CAL Corporation of Canada ("Cal") has developed and produced the specialized aeronautical mobile terminal which was introduced in the second half of 1996. During 1996 and into 1997, the Cal aeronautical unit was certified for use on 39 aircraft types, representing 70% of the corporate and general aviation aircraft. See "Business -- Components of the SKYCELL System -- Subscriber Equipment." With this equipment, aircraft passengers can make telephone calls and send and receive data or facsimiles anywhere in the Service Area. This product is sold through CAL's direct sales group and CAL's dealer network.

Distribution Arrangements
-------------------------

The Company distributes STS through authorized dealers, through its own direct marketing sales force, and through other distributors, including VASPs. The standard dealer agreement provides that the dealer will serve as the Company's agent for sales of the service and will provide marketing and subscriber service (but not billing and collection) functions to support the development and maintenance of a retail subscriber base. In return for these activities, the dealer receives a specified percentage of the revenues generated for the Company by the subscribers recruited by the dealer. In addition, the Company pays the dealer a fixed amount for each newly-activated subscriber, subject to chargeback if the subscriber does not continue service for 180 days. The standard dealer agreement has an initial term of one year, that renews for one year terms unless earlier terminated. Subscriber Equipment is purchased from the Company and resold by the dealers to the subscribers.

Bulk Satellite Capacity
-----------------------

The Company offers subscribers alternative programs to obtain satellite capacity in bulk: (i) "Private Network Customers ("PNCs")," which purchase service on a channel equivalent basis; and (ii) VASPs, which buy minutes and/or kilobytes of system capacity in bulk. Service sold to VASPs (bulk minutes or kilobytes) is on an on-demand basis, contending with other subscribers for capacity. Channel or channel equivalents, however, are dedicated to the subscriber once purchased and paid for, and are not subject to other sale, or to preemption except for emergency purposes as provided in AMSC's FCC authorization.

Both PNC's and VASP's resell the service to their own customers, setting the price, taking the risk of collection, and private-labelling the service. They also purchase and resell subscriber equipment. VASP's typically purchase subscriber equipment from AMSC for resale; PNC's, whose applications of the Service are typically very different from STS, have built and/or purchased special purpose subscriber equipment from third parties.

VASP's may or may not install and maintain their own network switching equipment and facilities, routing traffic from the CGS through their own switches for delivery to the PSTN. PNC's maintain their own network operations facilities.

AMSC has entered into approximately 12 contracts for approximately $75 million of capacity over five years from VASP's and PNC's.


Components of the SKYCELL System
--------------------------------

The SKYCELL System consists principally of AMSC-1, the CGS and the LESs. AMSC-1, the CGS and the LESs have been constructed for the Company at its expense. The Company has also entered into contracts with vendors who are developing and manufacturing Subscriber Equipment.

AMSC-1. AMSC-1 is a Hughes HS-601 system with a payload specifically designed for the SKYCELL System by Spar Aerospace Ltd. ("Spar"). The bus is composed of the spacecraft and the subsystems used to maintain the proper operation of the communications payload. AMSC-1's estimated in- orbit service life after launch exceeded ten years.

AMSC-1 is designed to produce six overlapping spotbeams capable of providing coverage of the Service Area. In March 1996, the Company reconfigured AMSC-1 to provide substantially the same coverage using only five spotbeams, one covering the eastern half of the United States and the other four covering the remaining Service Area. See "Business -- Technological Developments; Satellite Insurance." As reconfigured, AMSC-1 allocates half of the available power to the beam covering the eastern half of the United States and half of the available power to the four beams covering the remaining Service Area. Within each of such allocations of power, the amount of power in any spotbeam may be adjusted based upon end user requirements. See "Business -- Technological Developments; Satellite Insurance"

The availability and quality of service depends, in part, on whether or not there is a line of sight to AMSC-1 from the Subscriber Equipment. The angle between the horizon and AMSC-1 from any point in the Service Area (the "look angle") is a general indicator of the availability of a clear line of sight. Due to the location of AMSC-1 over the equator and the curvature of the Earth, the full range of fixed site and mobile satellite services will generally be available where the look angle is greater than 20(degree), except in certain cases where there are intervening hills, buildings, or other obstructions. Fixed site and mobile satellite services generally will be available also in areas between the 5(degree) and the 20(degree) look angle limits, provided that a direct line of sight to AMSC-1 is available. Services will generally not be available in the Service Area where the look angle is below 5(degree), but certain applications (including fixed site) may be available at look angles below 5(degree).

Once a satellite is placed at its orbital location, ground stations control it until the end of its in-orbit lifetime. The Company has contracted with an affiliate of Hughes Aircraft Company ("Hughes Aircraft") to monitor and control AMSC-1 from telemetry, tracking and control ("TT&C") facilities in El Segundo, California; Castle Rock, Colorado; and Spring Creek, New York.

Ground Segment and LES. The CGS serves as the central voice control facility for voice-based network traffic on the SKYCELL System, providing call set-up functions, connection to the public switched telephone network, billing information for each call, as well as network security, monitoring and management. The CGS also provides subscriber service information, maintains call and service records, keeps network configurations and monitors problems. Other functions include monitoring frequency spectrum usage by AMSC-1, verifying the performance of all network elements and providing preemptive access to AMSC-1 for special aeronautical and safety services.

The CGS includes a feeder-link Ku-band earth station, a network communications controller, a network operations center and other equipment needed to support the interconnection of the SKYCELL System with the public switched telephone network. The feeder-link earth station is presently the Company's only gateway station. The network communications controller provides automatic real-time control of the CGS, allocates channel frequencies for call set-up between mobile telephones and the feeder-link earth station, and provides network access security. The network operations center provides centralized monitoring of systemwide operational performance, conducts testing and maintenance activities, and performs certain administrative functions in connection with the operation of the SKYCELL System.

The CGS uses hardware that generally is commercially available or readily adaptable commercial equipment, except for the channel unit and network access processors, which were designed by EF Data Corp.

AMSC jointly owns certain patents, technical data and other intellectual property, including the final mobile terminal performance specification ("FMPS"), developed by Westinghouse, with the Canadian mobile satellite service provider. See "Business -- Relationship with TMI". The Company separately owns other patents, technical data and other intellectual property developed by Westinghouse at the Company's sole expense. Certain of the intellectual property used in the development of the CGS is owned by Westinghouse or licensed from others. The Company believes its ownership of and rights to intellectual property relating to the CGS is sufficient for its business purposes.

The LESs located in Reston, Virginia, together with the switching facility located at the Company's offices in Cedar Rapids, provide similar functions and capabilities for the Company's mobile data products as does the CGS for the Company's voice products. Similar to the CGS, the LESs uses hardware that is generally commercially available or readily adaptable commercial equipment, except for the channel units that are provided by Hughes Network LTD. There are currently four LESs that are located at Reston and additional LESs may be added as capacity growth demands.

The LESs use the same feeder-link Ku-band earth station as the CGS and is allocated, within the total AMSC allotment, unique power and spectrum for that service. The LES architecture is a store and forward architecture based on the Inmarsat-C standard but is not interconnected with Inmarsat hubs. The LES provides the data call processing for messages, via AMSC-1, to and from the mobile terminals. Also, the LES provides terrestrial interface via the Public Switch Data Network (PSDN) for access and transmission of messages to customers sites. The LESs also have a network operations center that provides centralized monitoring and administrative functions in connection with the mobile data service.

The multi-mode messaging service has an additional switching center that is located in Cedar Rapids. This station provides for switching between the LES and the terrestrial network that is utilized for the multi- mode messaging service. The Cedar Rapids center provides network operations for that locale.

The Company's headquarters in Reston, Virginia, currently house the network operations center, the network communications controller, the gateway switch and the radio channel units. There are two Ku-band radio frequency facilities, each consisting of an antenna and radio frequency electronics: one site is located at the Company's Reston, Virginia facility and a leased diversity site is located several miles away in Alexandria, Virginia. The diversity site is used to provide backup service during periods when heavy rain reduces the quality of the feeder link signals at the main facility. Each radio frequency facility can support the full traffic load of the gateway station. See "Item 2, Properties."

Subscriber Equipment. Mobile satellite voice telephones are offered in a number of different configurations to meet specific market needs and to have a variety of features and options. Mobile satellite telephones consist of an L-band transceiver, a handset or other appropriate interface depending on the particular application, and an antenna. The mobile satellite voice telephones use a voice codec operating at 6.4 Kbps (including error-correcting codes).

Mobile satellite telephones are currently available in land mobile vehicle installed, fixed site, maritime, aeronautical, dual mode SKYCELL/direct to home satellite television and fully transportable (i.e., battery powered and packaged in a brief case) configurations.

Subscriber Equipment for STS and PVN includes data interface ports to allow connection to communications accessories such as personal computers, and global positioning satellite ("GPS") tracking devices. Other configurations have additional features, such as SKYCELL Plus, point-to-multipoint communications. Future configurations may include one-way messaging or paging (outbound from a central facility), and reporting (one-way inbound from remote locations). The addition of GPS services to the voice terminals, if available, requires a separate antenna.

Manufacturers of Subscriber Equipment have developed several types of mobile antennas for use with the SKYCELL System. The size of antenna used is the principal determinant of the amount of satellite power required. Larger antennas with higher gain require less satellite power to complete voice or data communications than do smaller antennas with lower gain. As a result, the rate charged for service using higher gain antennas is generally lower than the rate charged for service using lower gain antennas.

The Company does not itself manufacture or independently develop mobile telephones. The Company has entered into separate contracts (the "MT Production Contracts") with Westinghouse and Mitsubishi Electric Corporation ("Melco") pursuant to which those manufacturers have, at their own expense, developed mobile voice telephones based on the FMPS. In return, the Company has granted to Westinghouse and Melco the shared right to be the co-exclusive manufacturers of the mobile telephones covered by the FMPS under certain circumstances. The co-exclusivity period is for up to 18 months after the Company's commencement of commercial voice service in December 1995, subject to extension in specified circumstances.

The MT Production Contracts contemplated that Westinghouse and Melco would distribute and inventory the mobile telephones for offer and sale directly to the Company's subscribers. While, in certain circumstances, the manufacturers have distributed their products directly, the Company to date has assumed a considerable role in purchasing and inventorying this equipment from the manufacturers for sale to its subscribers directly, as well as through dealers and VASPs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations; Overview; and Liquidity and Capital Resources".

The MT Production Contracts also provide for the development of specialized mobile telephones and related license of the FMPS to manufacturers other than Westinghouse and Melco, under certain circumstances. Pursuant to this arrangement, Cal has developed an aeronautical mobile telephone based on a Westinghouse transceiver and antenna control unit; KVH has developed a high-gain, actively stabilized maritime telephone, the Tracphone(R) based on a Melco transceiver; International Connectors and Cable Corporation ("ICC") has developed the fixed site, debit phone and Datron/Transco, Inc. has integrated a single antenna, SKYCELL and direct broadcasting satellite television service unit for recreational vehicles, boats and trucks market. In addition, each of Westinghouse and Melco have developed specialized maritime, transportable and fixed site units for use on the SKYCELL System.

In certain circumstances,  private network subscribers (including resellers) may
also  use  mobile  telephones  other  than  those   manufactured  by  Melco  and
Westinghouse.

In connection with its mobile data communications service, the Company presently has an agreement with Trimble Navigation, Inc. ("Trimble"), to supply its satellite-only data unit. The Company has a remaining commitment of approximately 7,500 units under its outstanding agreement with Trimble.

In addition, in connection with the Rockwell transaction, the Company acquired approximately 5,000 multi-mode data satellite-terrestrial terminals from Rockwell to be delivered in 1997 and into 1998 without payment from the Company to Rockwell. Under the terms of its Asset Sale Agreement with Rockwell, the Company also received a manufacturing commitment from Rockwell to continue to supply the multi-mode units to the Company, through 1997 and into 1998, under certain commercial terms and conditions. The Company has not yet exercised any options available to it to acquire additional units under that Agreement. Under the terms of the Rockwell transaction, the Company was also assigned certain of Rockwell's rights to the multi-mode, satellite-terrestrial unit technology, with an intent of enabling the Company to produce the units through a third party manufacturer.

Delays occurred in the development and manufacturing of the currently available configurations of mobile telephones. Delays have also occurred and may continue to be encountered in the development of additional models of mobile telephones and other Subscriber Equipment. The development of additional Subscriber Equipment may require additional capital investment by the Company, and such equipment will require regulatory approval. See "Business -- Regulation."

Delays in sale of inventory, or a mismatch between inventory and customer demand, may result in significant capital and liquidity issues for the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

Technological Developments; Satellite Insurance
-----------------------------------------------

The SKYCELL System is highly complex and took many years and great expense to develop. The introduction of additional services may require the development, manufacture, integration and testing of technologically advanced components. Unforeseen problems occurred in the testing and deployment of the SKYCELL System which added to its cost and delayed its completion, and additional problems could occur in the future.

AMSC-1 was fully deployed and operational on May 6, 1995. As required by its loan agreements, the Company obtained insurance in the amount of $250.0 million to cover in-orbit failure, including a partial failure, of AMSC-1 (the "In-Orbit Insurance").

As previously reported, AMSC-1 has, in the past, experienced certain technological anomalies, most significantly with respect to its eastern beam, which resulted in the Company's receipt of $66.0 million of insurance proceeds (as discussed below, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources"). While the Company knows of no problem with any other beam, there can be no assurance that the satellite will not experience subsequent anomalies that could adversely impact the Company's financial condition, results of operations and cash flows.

Following receipt of the insurance settlement, the Corporation renewed its in-orbit insurance policy for a term of October 4, 1996, through October 5, 1997, in the amount of $184 million to cover in-orbit failure, including a partial failure, of AMSC-1 (the "In-Orbit Insurance").

The loss payment under the In-Orbit Insurance is determined pursuant to a total or partial loss formula. For example, if 50% of AMSC-1's insured capability or estimated remaining life is lost, then a constructive total failure is deemed to have occurred, and the Company would be entitled to the full insured amount. Loss of the Alaska/Hawaii and Caribbean spotbeams would constitute a partial failure, and the Company would receive 10% of the insured amount for each beam lost. Under the In-Orbit Insurance, the loss of a CONUS spotbeam is deemed to constitute a constructive total failure.

Under certain conditions, with respect to certain frequency and geographic losses, the Company would receive payment for partial loss of Satellite capacity. The In-Orbit Insurance provides that the amount of a partial loss must exceed 5% of AMSC-1's insured capability before the Company is entitled to receive any payments from such partial failure, but upon reaching the 5% threshold the loss payment covers the entire loss, including the 5%. The In-Orbit Insurance excludes from coverage certain performance margins customary for such policies. The In-Orbit Insurance also contains exclusions customary in such policies. The exclusions are, inter alia, (i) insurrection and similar acts or governmental action to prevent such acts; (ii) hostile or war-like acts;
(iii) governmental confiscation; (iv) any laser, directed energy or nuclear anti-satellite device; (v) nuclear reaction contamination; (vi) electromagnetic or radio frequency interference; (vii) willful or intentional acts of the Company and its agents; and (viii) certain third party claims against the Company.

A portion of the proceeds from the In-Orbit Insurance must be used to repay indebtedness and the remaining proceeds would be insufficient to construct, launch and insure the launch of a replacement satellite. There can be no assurance that additional financing will be available to construct, launch and insure a replacement satellite or, if available, will be available on terms favorable to the Company.

Relationship With TMI
---------------------

TMI's System. The SKYCELL System has been implemented in coordination with the substantially identical mobile satellite system of TMI Communications and Company, Limited Partnership ("TMI"), a Canadian limited partnership that has been licensed to provide mobile voice and data services via satellite in Canada. The general partner of TMI is a wholly-owned subsidiary of BCE Inc. (previously Bell Canada Enterprises Inc.) ("BCE"), Canada's largest provider of telecommunications services. The Company's and TMI's satellites and fixed voice ground segments have been constructed by the same manufacturers, enabling the Company and TMI to benefit from shared nonrecurring development costs. See "Business -- Components of the SKYCELL System."

Arrangements for Sharing of Capacity. In connection with the design and construction of their respective mobile satellite communications systems, the Company and TMI entered into an agreement (the "Satellite Capacity Agreement") which, among other things, provides for the Company and TMI to be able to obtain capacity on the other's satellite at negotiated rates under certain circumstances. Implementation of the Satellite Capacity Agreement requires the approval of the FCC, may require the approval of the Canadian Radio-Television and Telecommunications Commission ("Canadian CRTC") and will be submitted to Industry Canada for review. See "Business -- Regulation."

The Satellite Capacity Agreement provided that the party that launched its satellite first would make capacity available to the other at specified rates for up to six months; pursuant to this option, TMI acquired approximately $1.3 million of capacity on AMSC-1 prior to its launch. This capacity utilization terminated in June 1996, following transition of TMI's customers to its own successfully launched satellite.

The Satellite Capacity Agreement also provides that, if each of the Company and TMI has at least one satellite in commercial service, and one party's satellite is at full capacity while the other party has surplus capacity, the party having surplus capacity will, upon request, make such surplus capacity available to the other party on a month to month basis (or such longer term as may be negotiated) upon specified terms and conditions. However, if TMI's satellite is fully utilized, the Company would not be able to obtain surplus satellite capacity from TMI.

The Satellite Capacity Agreement also provides that if one party's satellite suffers a partial or complete launch or in-orbit failure, it will be entitled to receive from the other party (and the other party is required to provide to it, regardless of whether their satellite is fully utilized) up to 50% of the capacity of the other party's functioning satellite until it launches a replacement satellite. During the first year following such failure, there would be no charge for such capacity; for the following 30 months, such capacity would be available at specified rates. In the event of a failure of TMI's satellite, the reciprocal backup capacity arrangements could have an adverse effect on the Company's business. Providing capacity to TMI on AMSC- 1 under such circumstances would result in less available capacity to provide commercial services at potentially higher rates to the Company's own subscribers. In addition, in the event of a failure of AMSC-1, if the Company received backup capacity from TMI, the amount of restoral capacity available to the Company would be limited to 50% of the capacity of TMI's satellite, resulting in a decrease in the revenue generating capability of the SKYCELL System.

Potential International Mobile Satellite Service Activity
---------------------------------------------------------

The United States and Canada are not the only countries developing regional mobile satellite service systems. Australia, Mexico, Japan, the Russian Federation and Brazil have or plan to have their own domestic and/or regional mobile satellite service systems. The Russian Federation already has a low-power system in operation. Australia's satellite was launched in August 1992. The Mexican satellite was launched during November 1993 and the Mexican ground segment uses the same CGS and Subscriber Equipment technology as AMSC.

In addition, several entities have proposed separate mobile satellite systems for Africa and Asia that would utilize high-powered geosynchronous satellites capable of communicating with hand-held telephones. Three of these entities are Afro-Asian Satellite Communications ("ASC"); ASEAN Cellular System ("AceS"), with sponsors in Indonesia and Thailand; and Asia Pacific Mobile Telephone ("APMT"), with sponsors in the Peoples' Republic of China and Singapore. According to published reports, the ASC and APMT systems are to be built by Hughes, and the AceS system will be built by Lockheed Martin.

These systems are incompatible with the SKYCELL System, but may eventually encourage development of compatible technical standards for mobile terminals and network access that the Company may be able to take advantage of in the future.

The Company is capable of providing, and is as a matter of general policy permitted by the FCC to provide, service to Central America, Colombia and Venezuela, but will require the permission of both the FCC and local authorities before doing so.

Competition
-----------

The mobile communications industry is highly competitive and is characterized by constant technological innovation. The industry includes major domestic and international companies, many of which have financial, technical, marketing, sales, distribution and other resources substantially greater than those of the Company and which provide, or plan to provide, a wider range of services than will be provided by the Company.

The Company's products and services compete with a number of communications services, including existing satellite services, terrestrial air-to-ground services, and terrestrial land-mobile and fixed services, and may compete with new technologies in the future. A number of the Company's competitors can or may be able to provide services without certain characteristics of the SKYCELL System that may affect end user demand such as the line-of-sight requirement associated with satellite communications, the quarter-second delay in communications associated with geosynchronous satellites, the cost of service and the cost and design of Subscriber Equipment. See "Business -- Components of the SKYCELL System."

The FCC has recently allocated large amounts of additional spectrum for communications uses or potential uses that could compete with the Company, and additional allocations of spectrum for such uses may occur in the future.

Satellite Services. L-band mobile satellite services are available internationally through Inmarsat, a consortium of 70 countries that provides low-power mobile communications services by satellite. Inmarsat offers maritime voice, facsimile and data services. Inmarsat provides services in the Atlantic, Pacific and Indian Ocean regions, using capacity on a combination of satellites. In addition to operating several of its own dedicated satellites, Inmarsat leases capacity from a number of sources, including the International Telecommunications Satellite Organization ("Intelsat"), the European Space Agency and COMSAT. Many of these satellites cover at least a portion of the United States. Inmarsat's charter authorizes it to offer satellite-based aeronautical service, and Inmarsat is in the process of seeking approval from its signatories to modify its charter to include land mobile services. See "Business -- Regulation."

In addition to international services, Inmarsat's facilities are currently used to provide maritime voice and data services along the North American coast, which is within the Service Area. Currently, there is uncertainty as to whether such facilities also may be used to provide communications services on inland waterways. The FCC has authorized the use of Inmarsat facilities to provide services to aircraft in international flight within U.S. territory. With respect to domestic land mobile service, federal government policy requires all but a few government users with unique international needs to transition from the Inmarsat system to the SKYCELL System now that the Company is providing land mobile service. Current U.S. policy does not permit any more extensive use of Inmarsat facilities to provide service in the United States than described above. The FCC is currently reexamining the policy regarding provision of domestic satellite service by intergovernmental organizations, and by other foreign systems operators. A repeal or modification of this prohibition could have an adverse effect on the Company's business.

Because Inmarsat's current system operates at a much lower power level than does the SKYCELL System, its mobile terminals must be equipped with antenna systems that are much larger and more expensive than those required for the SKYCELL System. The Inmarsat system also has per minute charges higher than those charged by the Company. Currently, prices for Inmarsat services are approximately $3.00- $8.00 per minute, and maritime antennas are typically two or more feet in diameter.

The latest generation of Inmarsat satellites, designated Inmarsat 3, were launched in 1996 but are estimated to have only 15% of the total power of AMSC-1. The Inmarsat 3 satellites will use a portion of the same spectrum that AMSC-1 is designed to use. Inmarsat has introduced a terminal designed to operate on these newer satellites. Inmarsat estimates that this terminal will sell for $3,000 to $5,000, and that charges for using this terminal will be approximately $2.40-$5.50 per minute. COMSAT, the U.S. signatory to Inmarsat, sells a $3,000 briefcase terminal with a $4 per minute usage charge and has filed applications with the FCC for both temporary and permanent authority to offer service on such terminals. This terminal can be used only with the Inmarsat-3 satellites referred to above.

Although there can be no assurances, the Company believes that its products and services will be available at lower prices than those offered by Inmarsat.

Intelsat and PanAmSat, L.P. also offer voice, data and fax services to vessels in international waters.

Other than the Company's mobile data service, the principal satellite-based communications system available to the trucking market targeted by the Company is Qualcomm Incorporated's ("Qualcomm") OmniTracs, a nationwide data service. Qualcomm currently provides low-speed and limited mobile data services, using Ku-band satellites, primarily to the trucking market but also to other transportation companies and government agencies. Presently, Qualcomm is not licensed to provide voice services and is not regulated by the FCC as a common carrier. Qualcomm terminals currently are priced at approximately $3,000 to $4,500. Qualcomm's use of high-frequency Ku-band spectrum for its mobile links makes communications on its system more susceptible to interruption during periods of heavy precipitation or due to heavy foliage than a higher speed system using L-band spectrum.

Qualcomm's messaging and location service currently is used primarily by the trucking industry and competes directly with the Company's mobile data service. See "Business -- Mobile Data Communications Services." Qualcomm has an established subscriber base and, as a result, it is unlikely that many of Qualcomm's subscribers will switch to the Company's data service because of the considerable investment that such subscribers have made in Qualcomm's equipment. The Company does anticipate, however, marketing its voice services to Qualcomm's subscribers, either as an added feature to Qualcomm's service or on a stand-alone basis.

Two other entities, Newcomb Communications, Inc. and Mobile Datacom Corporation, are authorized to operate mobile terminals for the provision of data and position location services using leased L-band space segment on a GE transponder. Another company, NORCOM Inc., has plans to offer packet data services to the transportation industry. NORCOM is a VASP that will be using AMSC-1 capacity, so any competitive inroads made against the Company's mobile data service will be partly offset by revenue from NORCOM.

Low Earth and Intermediate Orbit Satellites. There are several proposals for complex Low Earth Orbit ("LEO") and other non-geostationary global mobile satellite systems, including Motorola, Inc.'s Iridium system and Loral/Qualcomm's Globalstar system. An Inmarsat affiliate, ICO Global Communications ("ICO"), is developing a global mobile telephone system that would deploy twelve satellites in Medium Earth Orbit ("MEO"). The ICO satellites are to be built by Hughes Space and Communications International. Hughes Electronics Corporation, the parent of the Company's largest stockholder, is a strategic investor in ICO and has the right to purchase a non-exclusive U.S. national service wholesalership for the service.

LEO and MEO satellites circle the planet several times per day at orbits from several hundred to ten thousand miles above the earth. These systems are being designed to provide communications via hand-held telephones similar in size to today's hand-held cellular telephones. If built, these systems will offer certain advantages over the SKYCELL System in the consumer marketplace, including the ability to support small hand-held telephones and, in certain instances, these systems will have less transmission delay than the minimum quarter-second delay characteristic of communications through geosynchronous satellites. However, these systems are projected to be substantially more expensive to build and operate than geosynchronous satellite systems such as the SKYCELL System. Motorola, for example, has announced an estimated initial system cost of $3.4 billion for its Iridium system, which, it has stated, will not be in service before 1998. In addition, the LEO systems are not expected to provide the nationwide dispatch business fleet capabilities which are supported by the SKYCELL System or to support data service at any rate in excess of 2,400 bps. Moreover, the SKYCELL service is focused primarily on the business-to-business market segment, and not primarily on the consumer market which is the focus of the handheld LEO system. There can be no assurance, however, that LEO systems when deployed, will not have an adverse effect on the Company's business.

In January 1995, the FCC granted licenses to three of the six entities that have applied for licenses to operate LEO systems, and the other three applicants (including AMSC) were given until January 1996 to demonstrate their financial qualifications. The FCC extended this deadline to September 1996. In September 1996, MCHI and Constellation submitted showings of their financial qualifications, which have been opposed. The Company did not attempt to make such a showing. The Company's application was subsequently dismissed. The applications of MCHI and Constellation remain pending. See "Business -- Regulation -- The Company's License."

In addition to relatively complex LEO systems designed to provide mobile voice services, there are a number of proposals for relatively simple LEO systems providing only low-speed packet data services. One such system, operated by Orbital Communications, received a license from the FCC in October 1994 and currently provides service utilizing two satellites. When complete, the Orbcomm system will compete for certain segments of the trucking industry. Hence, once its full complement of satellites is operational, there can be no assurance that Orbcomm will not have an adverse impact of the Company's business. Two more systems were licensed to Starsys Global Positioning, Inc., and Volunteers in Technical Assistance, respectively, in 1995.

Terrestrial Air-to-Ground Technologies. The Company believes that the primary competitors to its corporate and general aviation communications services will be existing air-to-ground analog radio telephone service providers. In addition to such providers, the FCC has granted licenses to companies to provide digital air-to-ground public access pay telephone services principally to passengers on commercial airlines; certain of these licensees provide or have contracted to provide service to a number of major domestic and international airlines. One such licensee is Claircom Communications, which is majority-owned by AT&T Wireless Services, Inc., a major stockholder of the Company, and provides digital air-to-ground communications services to both the commercial and the private aviation markets through its AirOne Communications Network. Several other digital air-to-ground licensees have also expressed an interest in serving the corporate and general aviation market.

Terrestrial Land-Mobile Technologies. Although the Company views the SKYCELL System as complementary to cellular communications services rather than as a direct competitor to such services, the Company currently expects the market for its services to vary inversely with expansions of cellular service into rural areas currently unserved by cellular. The Company expects the number of potential subscribers in unserved areas to decline as rural service area networks are built out, although the extent of the buildout will depend upon a number of factors. Various forms of mobile radio service also may be available in areas not served by cellular.

In the future, the Company may face competition from personal communications services ("PCS") systems, a recently introduced and developing technology, which have been defined by the FCC as radio communications that encompass mobile and ancillary fixed communications services that provide services to individuals and businesses and can be integrated with a variety of competing networks. Three blocks of PCS spectrum, totaling 90 MHz, have been licensed nationwide. Of these, a number of systems have begun operations, and many of the remaining systems are expected to become operational in the coming year. Three more blocks of PCS spectrum totaling 30 MHz have been auctioned recently and licensing of those blocks currently is underway. Expansion in terrestrial areas is expected to be limited by the need for a substantial investment in infrastructure.

Specialized Mobile Radio ("SMR") is a form of radio service authorized by the FCC. Within the limitations of available spectrum and technology, SMR operators provide mobile communications services to business and individual users, including mobile telephone, dispatch, paging and data services. SMR radio services have been expanding rapidly over the past ten years and converting from analog to digital technology. Like the Company, their main markets are businesses, public safety agencies, and transportation companies. Examples of SMR-based systems are discussed below. For certain applications, such as mobile telephone interconnect, dispatch data transmission and telemetry services, SMR systems presently are less expensive than the Company's services, although the shared channel configuration and the economics of these systems have traditionally caused SMR systems to be less frequently utilized for voice telephone services. In addition, the SMR service does not automatically provide nationwide dispatch capability offered by the SKYCELL system.

Digital SMR services have recently been authorized under a waiver of the existing SMR rules by the FCC. NEXTEL Communications, Inc., which provides SMR services in numerous large metropolitan service areas in the United States and has recently acquired several other competing SMR providers, is among several leading providers of SMR constructing SMR networks using digital technology, frequency reuse and lower power transmitters to transform its current SMR service into cellular-like services, including voice telephone services.

The ARDIS system is a mobile data service that is a commercial by-product of the development by International Business Machines Corporation and Motorola of their hand-held data terminals and radio modems. This system is a two-way data network which has served principally urban field maintenance personnel with portable wireless data terminals. The network consists of a combination of company-owned and leased capacity on existing SMR systems.

Geotek Communications, Inc. offers voice and data communication networks for the trunked mobile radio market. Targeted primarily to small and medium-sized businesses managing fleets of vehicles and mobile workforces, Geotek is focused on providing metropolitan area voice and data coverage to a radius of about 50 miles. Currently, Geotek's service is available in 11 markets with plans to expand to 26 markets by the end of 1997.

HighwayMaster Corp. offers voice and data communications to the long-haul trucking industry. While offering nationwide service in the United States and Canada, HighwayMaster's service is provided through existing cellular systems, and therefore cannot reach the geographic area of the continental U.S. (excluding Alaska) not served by cellular systems.

RAM Mobile Data, a joint venture of RAM Broadcasting and BellSouth Enterprises, is a mobile data service targeted primarily at businesses with field service or distribution and maintenance organizations. The network supports two-way data communications, using hand-held and mobile data terminals and is expected to serve primarily high density urban markets, which are not the primary focus of the Company's marketing efforts.

NORCOM Inc., has plans to offer packet data services to the transportation industry. NORCOM has purchased AMSC-1 capacity and is in the process of commissioning a packet data system developed by Westinghouse. NORCOM's system is expected to become fully operational during 1997. Although NORCOM's service is targeted on the transportation industry, any competitive inroads made against the Company's mobile data service will be partly offset by revenue under NORCOM's VASP agreement.

Regulation
----------

The ownership and operation of the SKYCELL System is subject to the rules and regulations of the FCC, which acts under authority granted by the Communications Act of 1934, as amended (the "Communications Act"), and related federal laws. Among other things, the FCC allocates portions of the radio frequency spectrum to certain services and grants licenses to and regulates individual entities using that spectrum. The FCC also licenses and regulates the interstate operations of communications common carriers. The following is only a brief summary of certain relevant provisions of the Federal communications laws and the regulations of the FCC.

Because the Company is a nondominant common carrier and Commercial Mobile Radio Service provider, its rates are not subject to traditional public utility rate-of-return regulation. The Company must offer service on a first come, first serve, reasonably nondiscriminatory basis, at just and reasonable rates. The Company is not required to file tariffs with the FCC for its domestic services, but tariffs are required for international services. The tariffs are presumed to be lawful, and under current FCC rules, a tariff becomes effective automatically one day after filing. The Company is required to lease channel capacity to resellers. The FCC, however, may limit the Company's ability to make long-term capacity commitments in order to assure that sufficient capacity is available for short-term use by other parties.

The FCC has preempted state regulation of the Company's rates for satellite capacity and acted broadly to preempt state regulation of many aspects of the provision of commercial mobile radio services. The FCC, however, has left open the possibility of states regulating certain limited aspects of intrastate mobile services.

The FCC has pending a proposal that would require Commercial Mobile Radio Service providers, possibly including the Company, to provide equal access, i.e., to offer subscribers a choice of long distance carriers. If such a requirement is imposed on the Company, it might have to reconfigure the CGS and raise its rate structure, resulting in higher prices for service and subscriber confusion.

In July 1996 the FCC required all Commercial Mobile Radio Service providers to offer what are known as "enhanced 9-1-1 services" including the ability to automatically locate the position of all transmitting mobile terminals. The Company would not have been able to offer this automatic location information without adding substantially to the cost of its mobile equipment and reconfiguring its CGS software. The Company opposed the imposition of such a requirement on its service. The Commission decided not to impose specific new requirements on mobile satellite service ("MSS") providers at the present time, but stated its expectation that such providers eventually would be required to provide "appropriate access to emergency services."

The Communications Act now requires that providers of interstate interexchange telecommunications services charge the same rates in every state, including Puerto Rico and the U.S. Virgin Islands. The Company has opposed the imposition of this requirement on its MSS system, seeking to preserve the flexibility to charge more for service in areas covered by satellite beams that require more satellite power. Although the Company does not currently charge more for this service, more satellite power is required for communicating to and from mobile terminals in Alaska, Hawaii, Puerto Rico, and the U.S. Virgin Islands. Accordingly, the Company has asked the FCC for permanent exemption from its rate integration requirement, or at least a temporary waiver of a year or more, which would give the Company until at least September 15, 1997 to comply. The FCC has granted the Company an interim waiver until its decision on the Company's temporary waiver request.

The Company's License. The Company is licensed by the FCC to provide a full range of mobile voice, data and dispatch services via satellite to land, air and sea-based subscribers in the Service Area. The Company is also authorized to provide fixed site voice and data services via satellite to locations within the Service Area, so long as such services remain incidental to the Company's mobile communications services. The Company's license authorizes it to build, launch and operate three geosynchronous satellites in accordance with a specified schedule. The Company is not in compliance with the schedule for commencement and construction of its second and third satellites and has petitioned the FCC for changes to the schedule. Certain of these extension requests have been opposed by third parties. The FCC has not acted on the Company's requests. The FCC has the authority to revoke the authorizations for the second and third satellites and, in connection with such a revocation, could exercise its authority to rescind the Company's license. The Company believes that the exercise of such authority to rescind the license is unlikely. The term of the license for each of the Company's three authorized satellites is ten years, beginning when the Company certifies that the respective satellite is operating in compliance with the Company's license. The ten-year term of AMSC-1 began August 21, 1995. Although the Company anticipates that the authorizations will be extended in due course to correspond to the useful lives of the satellites and that new licenses will be granted for replacement satellites, there is no assurance of such extension or grant.

The FCC has designated the Company as the licensee for both Mobile Satellite Service and Aeronautical Mobile Satellite (Route) Service ("AMS(R)S"). AMS(R)S includes satellite communications related to air traffic control, as well as aeronautical safety-related operational and administrative functions. As a condition to its authorization, the Company is required by the FCC to be capable of providing priority and preemptive access for AMS(R)S traffic and to be interoperable with and capable of transferring AMS(R)S traffic to international and foreign systems providing such service. The Company currently anticipates it will be able to meet these requirements without any material adverse effect on its business. If the Company is unable to meet these requirements, the FCC may authorize and give priority spectrum access to one or more additional satellite systems that meet the specified requirements. If the Company is assigned spectrum in the lower L-band, it will be required by the FCC to provide similar priority and preemptive access in that spectrum to maritime distress and safety communications. The Company currently anticipates it will be able to meet this requirement without any material adverse effect on its business.

The Federal Aviation Administration ("FAA") filed comments in connection with the Company's application to operate 200,000 mobile telephones to provide voice service, stating its concern that the mobile telephones may interfere with the expected operation of aeronautical navigation and communications systems. With the FAA's consent, the FCC granted the Company's application subject to certain conditions, including that the grant may be modified after the interference issue is studied. The FAA also filed comments in connection with the Company's application to operate up to 30,000 mobile data terminals that were transitioned from leased space segment to AMSC-1 in late 1995, stating its concern that the mobile data terminals cannot be operated in compliance with the Company's obligation to provide priority and preemptive access for AMS(R)S in the upper L-band. The FAA has proposed that the Company operate the mobile data terminals in the lower L-band. The FCC granted the Company temporary authority to operate up to 15,100 mobile data terminals in the lower L-band. This number was increased to 33,100 terminals pursuant to AMSC's acquisition of the mobile data equipment and services previously licensed to Rockwell. There can be no assurance that the Company will continue to receive authority to operate these terminals in the lower L-band or that the Company will receive authority to operate additional mobile data terminals in the lower L- band.

FCC licensees are subject to other restrictions imposed by the Communications Act, including prohibitions on the assignment of a license and on the transfer of control of a licensee without the prior consent of the FCC. The Company will continue to require additional authorizations from the FCC to operate the SKYCELL System.

Full implementation of the Satellite Capacity Agreement, with respect to those provisions which have not yet been exercised, requires the approval of the FCC, may require the approval of the Canadian CRTC and will be submitted to Industry Canada for review.

GTE Non-Interference Agreement. The Company's license authorizes AMSC-1 to operate using TT&C frequencies in the 12000/14000 MHz band. In 1992, the Company and GTE Spacenet Corporation ("GTE Spacenet"), the owner of a satellite, SPACENET IV, which operates at 101(degree) west longitude, the same orbital location as AMSC-1 but not in the frequencies proposed to be used by the Company for TT&C, entered into an agreement (the "GTE Spacenet Agreement") in order to avoid an unacceptable level of interference among AMSC-1 and SPACENET IV or certain other existing or future GTE Spacenet satellites (such other satellites each being a "GTE Replacement Satellite"). The GTE Spacenet Agreement is binding on all acquirors of or successors to GTE Spacenet's rights with respect to SPACENET IV.

In the GTE Spacenet Agreement, GTE Spacenet and the Company each acknowledge that for so long as they operate SPACENET IV and AMSC-1, respectively, in accordance with the technical parameters set forth in the GTE Spacenet Agreement, co-location of AMSC-1 and SPACENET IV and the operation of SPACENET IV and AMSC-1 as currently proposed will result in interference not exceeding an acceptable level of interference to transmissions to and from AMSC-1 and SPACENET IV (the "Acceptable Level"). If interference materially exceeds the Acceptable Level, it could adversely impact the reliability of any affected transponder on SPACENET IV and the Company's TT&C operations, in which event GTE Spacenet and the Company would have certain rights and obligations described in the next paragraph.

The GTE Spacenet Agreement provides that if, despite GTE Spacenet's efforts, the level of interference between AMSC-1 and a GTE Replacement Satellite materially exceeds the Acceptable Level, the Company has certain rights to lease or buy the communications capacity affected by such interference on the GTE Replacement Satellite or that cause such interference to AMSC-1, or to require GTE Spacenet to structure transponder service and to reallocate transponder usage on a basis that avoids interference materially above the Acceptable Level. The Company also has certain rights to request GTE Spacenet to construct future satellites in such a way that will not cause interference above the Acceptable Level, in which event the Company would be required to pay GTE Spacenet the resulting additional costs. The procedures adopted in the GTE Spacenet Agreement will reduce, but will not eliminate, the risk that interference will exceed the Acceptable Level.

If the foregoing procedures are not sufficient to avoid interference exceeding the Acceptable Level between AMSC-1 and a GTE Replacement Satellite, the Company at its discretion would be required either to cease to operate AMSC-1 in a manner that causes interference to the GTE Replacement Satellite above the Acceptable Level (which could have an adverse effect on the Company's business) or, to the extent feasible and at its own expense, to relocate AMSC-1 to another orbital location.

Alien Ownership. The Communications Act provides that certain FCC licenses may not be held by a corporation of which more than 20% of its capital stock is directly owned of record or voted by non-U.S. citizens or entities or their representatives (AMSC Subsidiary, as the holder of the FCC license to construct and operate the Company's mobile satellite services system, is subject to these restrictions). Further, the Communications Act provides that no FCC license may be held by a corporation controlled by another corporation if more than 25% of the controlling corporation's capital stock is owned of record or voted by non-U.S. citizens or entities or their representatives ("Alien Ownership"), if the FCC finds that the public interest is served by the refusal or revocation of such license (AMSC controls AMSC Subsidiary and therefore is subject to these restrictions). The Communications Act and related FCC policies place similar restrictions on Alien Ownership of other direct or indirect equity interests in a licensee or its parent, as well as on nonequity investments by non-U.S. citizens or entities or their representatives if such investments are combined with material involvement by the investor in the business of the licensee or parent. As of January 1, 1997, AMSC's Alien Ownership was estimated to be approximately 21%. Among the steps that the Company might take in the future to effect compliance with the FCC's Alien Ownership restrictions are: restricting the purchase of shares by foreign investors; precluding the exercise of warrants held by foreign investors; and, if possible, redeeming shares owned by foreign stockholders from time to time. The stockholders' agreement to which AMSC and certain of its stockholders are party also contains procedures for reducing the risk that the Company will fail to comply with the FCC's Alien Ownership restrictions as a result of the ownership of the stockholders party to that Agreement or their respective holdings in AMSC. Each stockholder party to that agreement who, together with its affiliates, owns in excess of five percent of the Common Stock ("Specified Stockholder") is required to certify annually (and in the event of changes) as to that party's level of Alien Ownership. If counsel for AMSC is unable to confirm AMSC's continued compliance with the FCC's Alien Ownership requirements, each Specified Stockholder whose Alien Ownership attributable to AMSC has increased since the last certification as the result of certain defined actions must, in general, take steps promptly to reduce the Alien Ownership attributed to it or be subject to an option exercisable by AMSC to purchase such portion of that stockholder's shares in AMSC for $1 per share, as is necessary to effect compliance. There can be no assurance that these or the other steps described above will be effective to insure AMSC's compliance with the FCC's Alien Ownership requirements.

Spectrum Availability and International Frequency Coordination. The Company's Subscriber Equipment will operate in L-band frequencies, which are limited in available bandwidth. The feeder-link earth stations and the network communications controller of the CGS operate in the more plentiful fixed satellite service Ku-band frequencies. AMSC-1 is designed to cross-connect the L-band links from the Subscriber Equipment with their corresponding Ku-band links to the feeder-link earth stations and the network communications controller. Using Ku-band for the feeder links optimizes the use of the scarce L-band spectrum. The use of the Ku-band, however, requires coordination with terrestrial users, which could restrict the placement of feeder-link earth stations. In the L-band frequencies, the Company is currently licensed to operate in the 1544-1559/1645.5-1660.5 MHz bands. AMSC-1 is designed to be able to operate over the 1530-1559/1631.5-1660.5 MHz bands. The Company has applied for authorization to operate over the additional 1530-1544/1631.5-1645.5 MHz bands. Of the 30 MHz assigned to the Company by the FCC, one MHz is limited to AMS(R)S and one-way paging and two MHz are limited to distress and safety communications. The Company does not plan to operate on these three MHz of bandwidth.

The Company has filed an application with the FCC to operate AMSC-1 using an additional 28 MHz of L-band frequencies adjacent to those already assigned to the Company by the FCC (the "lower L-band"). In June 1996, the FCC issued a notice of proposed rulemaking proposing to assign to the Company the first 28 MHz of internationally coordinated L-band spectrum from either the upper or lower portion of the MSS L- band. The Company would have first priority access to use the lower L-band spectrum as necessary to compensate for spectrum unavailable for coordination in the upper L-band. In the event the U.S. is able to coordinate more than 28 MHz of L-band spectrum, the FCC proposes allowing other applicants to apply for assignment of those frequencies. Certain entities have filed with the FCC petitions to deny the Company's application and comments opposing the assignment of additional frequencies to the Company, but the Company believes that there are several reasons why the agency will grant the Company's application. There is a possibility that the FCC will auction the additional frequencies to the highest bidder. Congress has given the FCC authority to auction spectrum for which there are mutually exclusive applications, but it is the Company's position that these additional frequencies should not be auctioned because only the Company is able to use the frequencies efficiently. No competing applications have been filed to use the lower L-band.

In the Ku-band frequencies, the Company is currently licensed to operate AMSC-1 using 200 MHz within the bands 10.75-10.95 GHz for downlink transmissions and 13.0-13.15 GHz and 13.2-13.25 GHz for uplink transmissions. The Company has applied for authority to operate using an additional 200 MHz of spectrum within the same bands.

The SKYCELL System is restricted by the amount of L-band spectrum available to it. Spectrum availability is a function not only of how much spectrum is assigned to the Company by the FCC, but also the extent to which the same frequencies are used by other systems in the North American region, and the manner of such use. All spectrum use must be coordinated with other parties which are providing or plan to provide mobile satellite-based communications in the same geographical region using the same spectrum. At this time, the other parties with which spectrum use must be coordinated include Canada, Mexico, the Russian Federation and Inmarsat.

Use of the spectrum is determined through a series of negotiations between the United States government and the other user agencies, pursuant to the rules and regulations of the ITU. The ITU is a specialized agency within the United Nations organization responsible for the international regulation of telecommunications. For the past several years, each of the countries and international organizations that have or will use L-band frequencies within the North American region have been meeting regularly to negotiate and coordinate their current and future use of that spectrum. Representatives of the Company have participated in certain of these negotiations in support of the U.S. delegation.

The Company estimates that international coordination will make approximately 20 MHz of L-band spectrum available to the United States for AMSC-1. Since the coordination process involves many parties and there is uncertainty about the total outcome, the actual amount of spectrum available may be more or less than that estimated. Some of the spectrum that may be available to the Company may include a portion of the 28 MHz lower L-band spectrum adjacent to the frequencies already assigned to the Company by the FCC. In anticipation of that possibility, the Company filed the application described above requesting specific authority from the FCC to operate using these additional frequencies.

The ITU's Radio Regulations include a table of frequency allocations that prescribe the permitted uses of the radio spectrum. A significant portion of the spectrum assigned to the Company by the FCC is allocated internationally solely to aviation safety communications on a primary basis. The U.S. government has taken the position internationally that the U.S. mobile satellite service system, while it will provide other communications services as well, qualifies as an aviation safety system and, as a result, all of the system's communications are entitled to use all of the spectrum that may be coordinated for the system. While the Company is aware that some international organizations may disagree with the U.S. position, the U.S. interpretation has not been formally challenged at the ITU. There can be no assurances, however, that a challenge will not occur in the future. As a result of the ITU satellite plan for 10700-10950 MHz, 11200-11450 MHz and 12750-13250 MHz, the United States has
not coordinated international use of the 10700-10950 MHz, 11200-11450 MHz and 12750-13250 MHz band for earth station feeder links in Alaska, Hawaii, Puerto Rico, and the Virgin Islands. Accordingly, feeder-link earth stations may not operate in these locations. The Company does not currently anticipate a need for earth stations in these areas, and if such a need developed, the Company would not be able to operate feeder-link earth stations without ITU coordination. There can be no assurance that the ITU would accept any such request.

Possible Additional Satellite Projects
--------------------------------------

In December 1992, AMSC formed a new wholly-owned subsidiary, American Mobile Radio Corporation ("AMRC"), for the purpose of pursuing an FCC authorization to construct, launch and operate a domestic communications satellite system for the provision of digital audio radio service ("DARS"). AMRC's application for the authorization contemplates that AMRC will construct, launch and operate two domestic communications satellites and that the system will be used largely to provide subscription audio services. The application provides that the DARS and the SKYCELL System will largely use separate facilities. There are several other applications to provide DARS that may be mutually exclusive with those of AMRC. On March 3, 1997, the FCC issued a Report and Order for auction of two licenses for the provision of DARS. The Order provides for an auction among the four original applicants, including AMRC, and provides for a deposit of $3 million, together with a minimum bid of $8 million for each license. On March 14, 1997, the Company entered into an agreement with WorldSpace, Inc. with respect to the funding of AMRC, pursuant to which the investor has obtained an initial 20% interest in AMRC. The auction is scheduled to begin April 1.

In April 1994, a subsidiary of the Company, Personal Communications Satellite Corporation, filed an application to construct an MSS system in the 1970-1990 MHz and 2160-2180 MHz bands. The FCC subsequently allocated the 1970-1990 MHz band to terrestrial personal communications services and has initiated a proceeding to allocate the 1990-2025 MHz and 2165-2200 MHz bands to the Mobile Satellite Service. Additional spectrum in the 2 GHz band was allocated internationally to MSS at the 1995 World Radiocommunication Conference, but none of this spectrum has been allocated domestically to MSS.

Employees
---------

At February 1, 1997, the Company had approximately 297 employees. None of the Company's employees is represented by a labor union. The Company considers its relations with its employees to be good.

Item 2.  Properties.
--------------------

AMSC-1 is owned by the Company, and has been pledged as security for all of the Company's outstanding debt financing, other than amounts owed to Northern Telecom Finance Corporation.

The Company leases its headquarters office space and network operations center at 10802 and 10800 Parkridge Boulevard, Reston, Virginia 20191 (the "Reston Site"). The lease has a term of at least ten years which runs from August 4, 1993, through August 3, 2003 (which may be extended at the Company's election to a total of 15 years). The annual base rent is approximately $1.33 million, adjusted annually as provided in the lease. The Company is utilizing the Reston Site as both its corporate headquarters and as the network operations center for the CGS, including the Company's primary feeder-link to AMSC-1. The Company believes that the Reston Site is well-suited for its present and anticipated needs.

In March 1994, the Company entered into an agreement with Washington International Teleport ("WIT") to lease a satellite earth station located in Alexandria, Virginia to serve as the Company's diversity site for its Reston, Virginia site. The agreement contemplates a 10-year lease at a monthly fee of $47,000, with advance payments aggregating $350,000 paid in three installments upon execution of the agreement and on January 1 and February 1, 1995, and a service start date of no earlier than March 1, 1995. At the end of the initial term, the lease will automatically be extended for an additional five years, with a monthly fee of $30,000, unless either WIT or the Company elect not to renew the agreement.

In November 1996, the Company entered into a short term lease with Rockwell, terminating on June 30, 1998, for purposes of transitioning to the Company the multi-mode data operations acquired from Rockwell. The monthly lease rate is approximately $17,000. The Lease is terminable by the Company on 30 days' notice.

Item 3.  Legal Proceedings.
---------------------------

In 1992, a former director of AMSC filed an Amended Complaint against the Company alleging violations of the Communications Act of 1934, as amended, and of the Sherman Act and breach of contract. The suit seeks damages for not less than $100 million trebled under the antitrust laws plus punitive damages, interest, attorneys' fees and costs. In mid-1992, the Company filed its response denying all allegations. The Company's motion for summary judgment, filed on March 31, 1994, was denied on April 18, 1996. The matter, originally set for trial in November 1996, has been rescheduled for trial in December 1997. Management believes that the complaint is without merit, and the ultimate outcome of this matter will not be material to the Company's financial position, results of operations or its cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

No matters were submitted to a vote of the Company's Stockholders during the fourth quarter of fiscal 1996.

                                     PART II

Items 5, 6, 7 and 8.
--------------------

The information called for by Items 5 through 8 of Part II is presented in a separate section of this Annual Report on Form 10-K commencing on the page numbers specified below:

            Form 10-K Item                          Page
            --------------                          ----

   Item 5 - Market for the Registrant's
   Common Equity and Related Matters                F-30

   Item 6 - Selected Financial Data                 F-31

   Item 7- Management's Discussion and
   Analysis of Financial Condition and
   Results of Operations                            F-1

   Item 8 - Financial Statements and
   Supplementary Data                               F-8


Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
         Financial Disclosure.
         ---------------------

         None.


                                    PART III


Items 10, 11, 12 and 13.
------------------------

The information called for by Part III (Items 10, 11, 12 and 13) is incorporated herein by reference from the material included under the captions "Nominees," "Executive Officers," "Executive Compensation," "Security Ownership of Certain Beneficial Owners and Management," "Agreements Among Stockholders," "Compensation and Stock Option Committee Interlocks and Insider Participation" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement (to be filed) for its Annual Meeting of Stockholders to be held May 21, 1997 (the "Proxy Statement"). The Proxy Statement is being prepared and will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and furnished to the Company's Stockholders, on or about April 21, 1997.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
---------------------------------------------------------------------------

(a)      1.  Financial Statements.

         The following consolidated financial statements of the Company and its subsidiaries are included in a separate section of this Annual Report on Form 10-K commencing on the page numbers specified below:

         Index to Financial Statements.......................................F-i
         Independent Auditor's Report - Arthur Andersen LLP..................F-8
         Consolidated Statements of Loss for the years ended
            December 31, 1994, 1995 and 1996.................................F-9
         Consolidated Balance Sheets as of December 31, 1996 and 1995.......F-10
         Consolidated Statement of Stockholders' Equity for the period
            December 31, 1993 through December 31, 1996.....................F-11
         Consolidated Statements of Cash Flow for the years ended
            December 31, 1994, 1995 and 1996................................F-13
         Notes to Financial Statements......................................F-14

         2.  Financial Statement Schedules.

         Financial Statement Schedules not included with the one listed below have been omitted because they are not required or not applicable, or because the required information is shown in the financial statements or notes thereto.

             I.     Condensed Financial
                      Information of Registrant.........................Page S-1

         3.  Exhibits.

         3.1    --  Amended and Restated  Certificate of Incorporation  of  AMSC
                    (as amended effective January 31, 1996) (Incorporated by reference to Exhibit 10.15h to the Company's Quarterly Report on Form 10-Q filed for the period ending June 30, 1996 (File No. 0-23044)) 3.2 -- Amended and Restated Bylaws of AMSC (as amended and restated effective February 29, 1996)(Incorporated by reference to Exhibit 10.15h to the Company's Quarterly Report on Form 10-Q filed for the period ending June, 1996 (File No. 0- 23044))

         9.1    --  Amended  and  Restated  Stockholders' Agreement dated  as of
                    December 1, 1993, between AMSC and certain holders of its capital stock (Incorporated by reference to Exhibit 9.1 to the Company's Registration Statement on Form S-1 (Reg. No. 33- 70468))

         9.2    --  Voting  Agreement  dated  as of  March  1, 1994,  between
                    Donaldson, Lufkin & Jenrette Securities Corporation and AMSC (Incorporated by reference to Exhibit 9.2 to the Company's Annual Report on Form 10-K filed for the fiscal year ending December 31, 1993 (File No. 0-23044))

         10.2   --  Sublease Agreement for Facility  at Washington, D.C., dated as of June 21, 1990, supplemented September 12, 1991, modified November 4, 1992 and modified again January 7, 1993, between AMSC and Fulbright & Jaworski (Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Reg. No. 33-70468))

         10.3   --  Contract for  an  MSAT  Spacecraft, dated  December 7, 1990 between AMSC and Hughes Aircraft Company, amended June 15, 1993 (Amendment Nos. 1 through 4) and further amended November 11, 1993 (Amendment No. 5), between AMSC Subsidiary Corporation, as assignee of AMSC, and Hughes Aircraft Company (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (Reg. No. 33-70468))

         10.3a  --  Amendment No. 6 to the AMSC Hughes MSAT Spacecraft Contract,
                    dated October 11, 1994, between AMSC Subsidiary Corporation, as assignee to AMSC, and Hughes Aircraft Company (Incorporated by reference to Exhibit 10.3a to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-23044))

         10.3b  --  Mutual  Final  Release, dated October 11, 1994, between AMSC
                    Subsidiary Corporation, Hughes Aircraft, Spar Aerospace Limited and Lockheed Missiles & Space Company, Inc. (Incorporated by reference to Exhibit 10.3b to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-23044))

         10.7   --  Memorandum  of   Agreement for  Satellite  Capacity,  dated
                    February 17, 1992,  between AMSC Subsidiary  Corporation and
                    Telesat Mobile Inc., as amended by Amending  Agreement dated
                    October 18, 1993 among AMSC, AMSC Subsidiary Corporation and
                    TMI  Communications  and Company,  Limited  Partnership,  as
                    successor in interest to Telesat Mobile Inc., and as further
                    amended  by  letter   agreement   dated   October  18,  1993
                    (Incorporated  by reference to Exhibit 10.7 to the Company's
                    Registration Statement on Form S-1 (Reg. No. 33-70468))

         10.8a  --  [Reserved]

         10.11  --  Right of First Offer Agreement dated as of November 30, 1993 among AMSC, Hughes Communications Satellite Services, Inc., Singapore Telecommunications Ltd., Satellite Communications Investments Corporation, Space Technologies Investments, Inc., Satellite Mobile Telephone Company L.P., Transit Communications, Inc., MTel Space Technologies, L.P. and MTel Space Technologies Corporation (Incorporated by reference to
                    Exhibit 10.11 to the Company's Registration Statement on Form S-1 (Reg. No. 33-70468))

         10.13* --  Amended and Restated Stock Option Plan (as amended effective
                    April 25, 1996) (Incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q filed for the period ending June 30, 1996 (File No. 0-23044))

         10.13a*--  Form  of  Employee  Stock  Option Agreement (Incorporated by
                    reference to Exhibit 10.13a to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-23044))

         10.13b*--  Amended  Form  of  Employee  Stock  Option  Agreement
                    (Incorporated by reference to Exhibit 10.3b to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-23044))

         10.15  --  Credit Agreement, dated August 31, 1992 and amended November
                    17, 1992 and March 23, 1993, among AMSC Subsidiary Corporation, Bank of America National Trust and Savings Association, as Agent, and the Other Financial Institutions Parties Thereto, further amended by letter agreement dated October 14, 1993 between AMSC Subsidiary Corporation, Bank of America National Trust and Savings Association, as Agent, and the banks from time to time parties to the Credit Agreement (Incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (Reg. No. 33-70468))

         10.15a --  Third  Amendment  to  Credit  Agreement  dated as of July 7,
                    1994, among AMSC Subsidiary Corporation, Bank of America National Trust and Savings Association, as Agent, and the Other Financial Institutions Parties Thereto (Incorporated by reference to Exhibit 10.15a to the Company's Quarterly Report on Form 10-Q filed for the period ending June 30, 1994 (File No. 0-23044))

         10.15b --  Fourth  Amendment to Credit  Agreement dated as of March 15,
                    1995, among AMSC Subsidiary Corporation, Bank of America National Trust and Savings Association, as Agent, and the other Financial Institutions Parties Thereto. (Incorporated by reference to Exhibit 10.15b to the Company's Quarterly Report on Form 10-Q filed for the period ending March 31, 1995 (File No. 0-23044)).

         10.15c --  Intercreditor  and  Collateral  Agency Agreement dated as of
                    March 15, 1995, among the Secured Parties from time to time party thereto and Bank of America National Trust and Savings Association, as Collateral Agent. (Incorporated by reference to Exhibit 10.15c to the Company's Quarterly Report on Form 10-Q filed for the period ending March 31, 1995 (File No. 0-23044))

         10.15d --  Amended and Restated  Security  Agreement dated as of March
                    15, 1995, between AMSC Subsidiary Corporation and Bank of America National Trust and Saving Association, as Collateral Agent. (Incorporated by reference to Exhibit 10.15d to the Company's Quarterly Report on Form 10-Q filed for the period ending March 31, 1995 (File No. 0-23044))

         10.15e --  Amended and  Restated  Parent  Pledge Agreement  dated as of
                    March 15, 1995, between AMSC and Bank of America National Trust and Saving Association, as Collateral Agent. (Incorporated by reference to Exhibit 10.15e to the Company's Quarterly Report on Form 10-Q filed for the period ending March 31, 1995 (File No. 0-23044))

         10.15f --  Amended and Restated  Continuing Guaranty dated as of March
                    15, 1995, made by AMSC in favor of Bank of America National Trust and Saving Association, as Collateral Agent. (Incorporated by reference to Exhibit 10.15f to the Company's Quarterly Report on Form 10-Q filed for the period ending March 31, 1995 (File No. 0-23044))

         10.15g --  Fifth  Amendment to Credit  Agreement  dated as of  May 31,
                    1995, among AMSC Subsidiary Corporation, Bank of America National Trust and Savings Association, as Agent, and the other Financial Institutions Parties Thereto. (Incorporated by reference to Exhibit 10.15g to the Company's Quarterly Report on Form 10-Q filed for the period ending June 30, 1995 (File No. 0-23044))

         10.15h --  Sixth Amendment to Credit Agreement dated as of September 5,
                    1995, among AMSC Subsidiary Corporation, Bank of America National Trust and Savings Association, as Agent, and the Other Financial Institutions Parties Thereto. (Incorporated by reference to Exhibit 10.15h to the Company's Quarterly Report on Form 10-Q filed for the period ending September 30, 1995 (File No. 0-23044))

         10.15i --  Exhibit A to Sixth Amendment to Credit Agreement dated as of
                    September 5, 1995, among AMSC Subsidiary Corporation, Bank of America National Trust and Savings Association, as Agent, and the Other Financial Institutions Parties Thereto. (Incorporated by reference to Exhibit 10.15i to the Company's Quarterly Report on Form 10-Q filed for the period ending September 30, 1995 (File No. 0-23044))

         10.16  --  Deferred  Payment  Agreement, dated  September 15, 1992  and amended February 2, 1993, between AMSC Subsidiary Corporation and Westinghouse Electric Corporation, further amended by letter agreement dated October 18, 1993 between AMSC Subsidiary Corporation and Westinghouse Electric Corporation (Incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 (Reg. No. 33-70468))

         10.16a --  Letter  Agreement,  dated  August 30, 1994,  between  AMSC
                    Subsidiary Corporation and Westinghouse Electric Corporation (Incorporated by reference to Exhibit 10.16a to the Company's Quarterly Report on Form 10-Q filed for the period ending September 30, 1994 (File No. 0-23044))

         10.16b --  Letter  Agreement,  dated  February  28, 1995,  between AMSC
                    Subsidiary Corporation and Westinghouse Electric Corporation. (Incorporated by reference to Exhibit 10.16b to the Company's Quarterly Report on Form 10-Q filed for the period ending March 31, 1995 (File No. 0-23044))

         10.16c --  Letter Agreement to Deferred Payment  Agreement, dated  July
                    31, 1995, between AMSC Subsidiary Corporation and Westinghouse Electric Corporation. (Incorporated by reference to Exhibit 10.16c to the Company's Quarterly Report on Form 10-Q filed for the period ending September 30, 1995 (File No. 0-23044))

         10.16d --  Letter  Agreement  to  Deferred  Payment  Agreement,  dated
                    September 11, 1995, between AMSC Subsidiary Corporation and Westinghouse Electric Corporation. (Incorporated by reference to Exhibit 10.16d to the Company's Quarterly Report on Form 10-Q filed for the period ending September 30, 1995 (File No. 0-23044))

         10.16e --  Letter  Agreement  to  Deferred  Payment  Agreement,  dated
                    February 13, 1997, between AMSC Subsidiary Corporation and Westinghouse Electric Corporation (filed herewith).

         10.16f --  Letter Agreement  to Deferred Payment Agreement, dated March
                    11,  1997,   between   AMSC   Subsidiary   Corporation   and
                    Westinghouse Electric Corporation (filed herewith).

         10.17  --  Mobile Terminal Production Agreement, dated October 6, 1992, between AMSC Subsidiary Corporation and Westinghouse Electric Corporation acting through Westinghouse Electronic Systems Company (Incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (Reg. No. 33-70468))

         10.17a --  Amendment  No. 1 to  Mobile  Terminal  Production Agreement,
                    dated November 21, 1994, between AMSC Subsidiary Corporation and Westinghouse Electric Corporation acting through Westinghouse Electronic Systems Company (Incorporated by reference to Exhibit 10.17a to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-23044))

         10.17b --  Amendment  No. 2 to  Mobile  Terminal  Production Agreement,
                    dated January 23, 1995, between AMSC Subsidiary Corporation and Westinghouse Electric Corporation acting through Westinghouse Electronic Systems Company (Incorporated by reference to Exhibit 10.17b to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-23044))

         10.17c --  Amendment  No. 3 to  Mobile  Terminal  Production Agreement,
                    dated March 21, 1995, between AMSC Subsidiary Corporation and Westinghouse Electric Corporation acting through Westinghouse Electronic Systems Company (Incorporated by reference to Exhibit 10.17c the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-23044))

         10.18  --  Mobile  Terminal  Production  Contract, dated  November  30,
                    1992, between AMSC Subsidiary Corporation and Mitsubishi Electric Corporation (Incorporated by reference to Exhibit
                    10.18 to the Company's Registration Statement on Form S-1 (Reg. No. 33-70468))

         10.18a --  Addendum Number One dated June 29, 1994, to  Mobile Terminal
                    Production Contract between AMSC Subsidiary Corporation and Mitsubishi Electric Corporation (Incorporated by reference to Exhibit 10.18a to the Company's Quarterly Report on Form 10-Q filed for the period ending June 30, 1994 (File No.0-23044))

         10.18b --  Memorandum of Agreement,  dated November 30, 1994,  between
                    AMSC Subsidiary Corporation and Mitsubishi Electric Corporation (Incorporated by reference to Exhibit 10.18b to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-23044))

         10.19  --  Codec License Agreement, dated February 2, 1993 and  amended
                    March 26, 1993, between AMSC Subsidiary Corporation and Digital Voice Systems, Inc. (Incorporated by reference to
                    Exhibit 10.19 to the Company's Registration Statement on Form S-1 (Reg. No. 33-70468))

         10.20  --  Deed  of  Lease at  Reston, Virginia, dated February 4, 1993
                    and  amended   June  21,  1993,   between  AMSC   Subsidiary
                    Corporation and Trust Company of the West as Trustee (Incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 (Reg. No. 33-70468))

         10.20a --  Amendment  No. 4  to  Deed of Lease, dated  October 7, 1994, between AMSC Subsidiary Corporation and Trust Company of the West as Trustee (Incorporated by reference to Exhibit 10.20a to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-23044))

         10.21  --  Authorized  Service Provider Agreement, dated March 1, 1993, between AMSC Subsidiary Corporation and McCaw Cellular Communications, Inc. (Incorporated by reference to Exhibit
                    10.21 to the Company's Registration Statement on Form S-1 (Reg. No. 33-70468))

         10.23  --  Term  Loan  Agreement dated  May 28, 1993,  between  AMSC
                    Subsidiary Corporation and Northern Telecom Finance Corporation, amended by letter agreement dated October 14, 1993 between AMSC Subsidiary Corporation and Northern Telecom Finance Corporation. (Incorporated by reference to
                    Exhibit 10.23 to the Company's Registration Statement on Form S-1 (Reg. No. 33-70468))

         10.23a --  First Amendment to Term Loan Agreement dated as of April 8,
                    1994, between AMSC Subsidiary Corporation and Northern Telecom Finance Corporation (Incorporated by reference to
                    Exhibit 10.23a to the Company's Quarterly Report on Form 10-Q filed for the period ending June 30, 1994 (File No. 0-23044))

         10.23b --  Second  Amendment  to Term  Loan  Agreement, dated August 1,
                    1995, between AMSC Subsidiary Corporation and Northern Telecom Finance Corporation. (Incorporated by reference to
                    Exhibit  10.23b to the  Company's  Quarterly  Report on Form
                    10-Q filed for the period ending September 30, 1995 (File No. 0-23044))

         10.23c --  Third Amendment to Term  Loan Agreement,  dated November 7,
                    1995, between AMSC Subsidiary Corporation and Northern Telecom Finance Corporation (Incorporated by reference to
                    Exhibit  10.23c to the  Company's  Quarterly  Report on Form
                    10-Q filed for the period ending September 30, 1996 (File No. 0-23044))

         10.23d --  Fourth  Amendment  to Term Loan  Agreement, dated October 1,
                    1996, between AMSC Subsidiary Corporation and Northern Telecom Finance Corporation (Incorporated by reference to
                    Exhibit  10.23d to the  Company's  Quarterly  Report on Form
                    10-Q filed for the period ending September 30, 1996 (File No. 0-23044))

         10.24a --  Volume Purchasing Agreement, dated March 10, 1995,  between
                    AMSC Subsidiary Corporation and TNL Navigation Limited (Incorporated by reference to Exhibit 10.24a the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-23044))

         10.24b --  First Amendment to Volume Purchasing Agreement, dated March
                    10, 1995, between Trimble Navigation Limited and AMSC (filed herewith)

         10.24c --  Second  Amendment  to  Volume  Purchasing  Agreement, dated
                    January 28, 1997, between Trimble Navigation Limited and AMSC (filed herewith)

         10.25  --  Master  Lease  Agreement,  dated June 23, 1993, between AMSC
                    Subsidiary Corporation and Digital Equipment Corporation and Amendment to Master Lease Agreement between AMSC Subsidiary Corporation and Digital Equipment Corporation dated August 2, 1993 (Incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-1 (Reg. No. 33-70468))

         10.26 --   [Reserved]

         10.27 -- Telemetry, Tracking and Control Satellite Service Agreement, dated as of August 5, 1993, between AMSC Subsidiary Corporation and Hughes Communications Satellite Services, Inc. (Incorporated by reference to Exhibit 10.27 to the Company's Registration Statement on Form S-1 (Reg. No. 33-70468))

         10.28 -- Service Agreement for Mobile Telephone Service and related tariff dated September 3, 1993, between AMSC Subsidiary Corporation and Maritime Cellular Network, Inc. (Incorporated by reference to Exhibit 10.28 to the Company's Registration Statement on Form S-1 (Reg. No. 33-70468))

         10.28a-- Modification to Agreement for Mobile Telephone Service, dated September 5, 1995, between AMSC Subsidiary Corporation and Maritime Cellular Networks, Inc. (Incorporated by reference to Exhibit 10.28a to the Company's Quarterly Report on Form 10-Q filed for the period ending September 30, 1995 (File No. 0-23044))

         10.30 -- Agreement dated October 11, 1993, among AMSC, Hughes Communications Satellite Services, Inc., Singapore Telecommunications Ltd., Space Technologies Investments, Inc., MTel Space Technologies Corporation and MTel Space Technologies, L.P. (Incorporated by reference to Exhibit
                    10.30 to the Company's Registration Statement on Form S-1 (Reg. No. 33-70468))

         10.31 -- Form of Authorized Service Provider Agreement (Incorporated by reference to Exhibit 10.31 to the Company's Registration Statement on Form S-1 (Reg. No. 33- 70468))

         10.32 -- Agreement for Cooperation in Joint Procurement of MSS Systems, dated September 19, 1988, between American Mobile Satellite Consortium Inc. and Telesat Mobile Inc. (Incorporated by reference to Exhibit 10.32 to the Company's Registration Statement on Form S-1 (Reg. No. 33-70468))

         10.33 -- Joint Operating Agreement, dated April 25, 1990, between AMSC and Telesat Mobile Inc. as amended by Amending Agreement dated October 18, 1993 among AMSC, AMSC Subsidiary Corporation and TMI Communications and Company, Limited Partnership, as successor in interest to Telesat Mobile Inc. (Incorporated by reference to Exhibit 10.33 to the Company's Registration Statement on Form S-1 (Reg. No. 33-70468))

         10.34*--   Employee Stock Purchase Plan  (Incorporated by reference to
                    Exhibit 10.34 to the Company's Registration Statement on Form S-1 (Reg. No. 33-70468))

         10.35 --   Agreement  dated  as  of  December 14, 1992  between  AMSC
                    Subsidiary   Corporation   and  GTE   Spacenet   Corporation
                    (Incorporated by reference to Exhibit 10.35 to the Company's Registration Statement on Form S-1 (Reg. No. 33-70468))

         10.36a-- Master Agreement dated March 30, 1994, between Washington International Teleport, Inc., and AMSC (Incorporated by reference to Exhibit 10.36a to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-23044))

         10.36b-- Contract Amendment No. A001, dated July 1, 1994, between Washington International Teleport, Inc., and AMSC (Incorporated by reference to Exhibit 10.36b to the Company's Quarterly Report on Form 10-Q filed for the period ending September 30, 1994 (File No. 0-23044))

         10.36c-- Contract Amendment No. A002, dated July 1, 1994, between Washington International Teleport, Inc., and AMSC (Incorporated by reference to Exhibit 10.36c to the Company's Quarterly Report on Form 10-Q filed for the period ending September 30, 1994 (File No. 0-23044)) 27

         10.37 -- Mobile Satellite Services Agreement dated November 15, 1993 and related tariff between AMSC Subsidiary Corporation and National Satellite Networks, Inc. (Incorporated by reference to Exhibit 10.37 to the Company's Registration Statement on Form S-1 (Reg. No. 33-70468))

         10.37a--   First  Amendment  to  Mobile  Satellite  Services Agreement
                    dated as of March 31, 1994, between AMSC Subsidiary Corporation and National Satellite Network Holdings, Inc. (Incorporated by reference to Exhibit 10.10a to the Company's Quarterly Report on Form 10-Q filed for the period ending June 30, 1994 (File No. 0-23044))

         10.37b-- Facilities Management and Services Agreement dated November 1, 1995 between NORCOM and AMSC. (Incorporated by reference to Exhibit 10.10a to the Company's Annual Report on Form 10-K filed for the period ending December 31, 1995 (File No. 0-23044))

         10.40 -- Letter Agreement dated as of December 8, 1993, between AMSC Subsidiary Corporation and Andersen Consulting (Incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-23044))

         10.41*-- Form of Directors and Officers Indemnification Agreement (Incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-23044))

         10.42 -- DTE Design, Development, and Manufacturing Agreement, dated September 28, 1994, between AMSC Subsidiary Corporation and Omnidata International, Inc. (Incorporated by reference to
                    Exhibit 10.42 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-23044))

         10.43 -- Side Letter Agreement regarding sales of Non-Squint Mast Antennas to AMSC, dated February 16, 1995, between AMSC Subsidiary Corporation, Tecom Industries, Inc. and Westinghouse Electric Corporation, acting though Westinghouse Electronics Systems Company (Incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-23044))

         10.44 -- CAL Corporation Agreement for the development of the aeronautical MSAT terminal, dated December 22, 1994, between AMSC Subsidiary Corporation and CAL Corporation (Incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0- 23044))

         10.44a-- Skycell(sm) Satellite Telephone Service Authorized Sales Sales Agent Agreement between AMSC and CAL Corporation dated December 20, 1995 (Incorporated by reference to Exhibit 10.44a to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 0-23044))

         10.45 -- Contract for System Enhancement, dated February 1, 1994, between AMSC Subsidiary Corporation and Westinghouse Electric Corporation acting through Westinghouse Electronic Systems Company (Incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-23044))

         10.46 -- Agreement for the Manufacture, Delivery and Installation of Satellite Communications Equipment Supporting 6 TDMs per LES and working to AMSC Satellite, dated November 21, 1994, between Hughes Network Systems Limited and AMSC Subsidiary Corporation (Incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-23044))

         10.46a-- Amendment One to Agreement Number 742-94, dated December 15, 1994, between Hughes Network Systems Limited and AMSC Subsidiary Corporation (Incorporated by reference to Exhibit 10.46a to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-23044))

         10.47 -- Form of Authorized Sales Agent Agreement (Incorporated by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-23044))

         10.48 -- Letter Agreement dated April 3, 1995 among J.P. Morgan Securities Inc., Morgan Guaranty Trust Company of New York, Toronto Dominion Securities (USA) Inc., The Toronto-Dominion Bank, and American Mobile Satellite Corporation. (Incorporated by reference to Exhibit 10.48 to the Company's Quarterly Report on Form 10-Q filed for the period ending June 30, 1995 (File No. 0-23044))

         10.49 -- General Services Agreement between AMSC Subsidiary Corporation and AT&T Corp., acting though its Network Systems Group, dated April 4, 1995 (certain attachments have not been provided and will be furnished to the Commission upon request) (Incorporated by reference to Exhibit 10.49 to the Company's Quarterly Report on Form 10-Q filed for the period ending June 30, 1995 (File No. 0-23044))

         10.50 -- Securities Purchase Agreement dated as of January 19, 1996 among AMSC Subsidiary Corporation, American Mobile Satellite Corporation, Toronto Dominion Investments, Inc., Morgan Guaranty Trust Company of New York, Hughes Communications Satellite Services, Inc. and The Toronto Dominion Bank. (Incorporated by reference to Exhibit 10.50 to the Company's Current Report on Form 8-K filed January 23, 1996 (File No. 0-23044))

         10.51 -- Agreement for Development of High-Gain Maritime Mobile Terminals between AMSC and KVH Industries, Inc. dated September 19, 1995. (Incorporated by reference to Exhibit
                    10.51 to the Company's Annual Report on Form 10-K filed for the period ended December 31, 1996 (File No. 0-23044))

         10.52 -- Private Voice Network Service, Satellite Telephone Service, Facsimile, and Circuit Switched Data Service Agreement between AMSC and AT&T Corporation dated October 17, 1995. (Incorporated by reference to Exhibit 10.52 to the Company's Annual Report on Form 10-K filed for the period ended December 31, 1996 (File No. 0-23044))

         10.53*-- 1994 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.53 to the Company's Annual Report on Form 10-K filed for the period ended December 31, 1996 (File No. 0-23044))

         10.54*--   Form of Executive Agreements (filed herewith)

         10.55 -- $150,000,000 Credit Agreement dated as of June 28, 1996, among AMSC Subsidiary Corporation, American Mobile Satellite Corporation, the Banks Listed Therein, Morgan Guaranty Trust Company of New York, as Documentation Agent, and Toronto Dominion (Texas), Inc., as Administrative Agent. (Incorporated by reference to Exhibit 10.55 to the Company's Quarterly Report on Form 10-Q filed for the period ended June 30, 1996 (File No. 0-23044))

         10.56 -- $75,000,000 Credit Agreement dated as of June 28, 1996, among AMSC Subsidiary Corporation, American Mobile Satellite Corporation, the Banks Listed Therein, Morgan Guaranty Trust Company of New York, as Documentation Agent, and Toronto Dominion (Texas), Inc., as Administrative Agent. (Incorporated by reference to Exhibit 10.56 to the Company's Quarterly Report on Form 10-Q filed for the period ended June 30, 1996 (File No. 0-23044))

         10.57 -- Guaranty Issuance Agreement dated as of June 28, 1996, by and among Hughes Electronics Corproation, Singapore Telecommunications Ltd., Baron Capital Partners, L.P., AMSC Subsidiary Corporation and American Mobile Satellite Corporation (Incorporated by reference to Exhibit XII to the Amended and Restated Schedule 13D dated July 1, 1996, filed by Hughes Communications Satellite Services, Inc., Hughes Communications, Inc., Hughes Aircraft Company, Hughes Electronics Corporation and General Motors Corporation with respect to shares of Common Stock, $.01 par value, of American Mobile Satellite Corporation). (Incorporated by reference to Exhibit 10.57 to the Company's Quarterly Report on Form 10-Q filed for the period ended June 30, 1996 (File No. 0-23044))

         10.57a-- Amendment No. 1 to Guaranty Issuance Agreement, dated as of March 27, 1997 (filed herewith)

         10.58 -- Guaranty dated as of June 28, 1996, made by Hughes Electronics Corporation to Toronto Dominion (Texas), Inc., as Administrative Agent. (Incorporated by reference to Exhibit 10.58 to the Company's Quarterly Report on Form 10-Q filed for the period ended June 30, 1996 (File No. 0-23044))

         10.59 -- Warrant No. 1 for the Purchase of 3,750,000 Shares (subject to adjustment) of Common Stock of American Mobile Satellite Corporation issued to Hughes Electronics Corporation, dated June 28, 1996 (Incorporated by reference to Exhibit XIII to the Amended and Restated Schedule 13D dated July 1, 1996, filed by Hughes Communications Satellite Services, Inc., Hughes Communications, Inc., Hughes Aircraft Company, Hughes Electronics Corporation and General Motors Corporation with respect to shares of Common Stock, $.01 par value, of American Mobile Satellite Corporation). (Incorporated by reference to Exhibit 10.57 to the Company's Quarterly Report on Form 10-Q filed for the period ended June 30, 1996 (File No. 0-23044))

         10.60 -- Registration Rights Agreement dated as of June 28, 1996, among American Mobile Satellite Corporation, Hughes Electronics Corporation, Singapore Telecommunications Ltd., and Baron Capital Partners, L.P. (Incorporated by reference to Exhibit XIV to the Amended and Restated Schedule 13D dated July 1, 1996, filed by Hughes Communications Satellite Services, Inc., Hughes Communications, Inc., Hughes Aircraft Company, Hughes Electronics Corporation and General Motors Corporation with respect to shares of Common Stock, $.01 par value, of American Mobile Satellite Corporation). (Incorporated by reference to Exhibit 10.57 to the Company's Quarterly Report on Form 10-Q filed for the period ended June 30, 1996 (File No. 0-23044))

         10.61 -- Asset Sale Agreement dated as of November 22, 1996, by and among Rockwell Collins, Inc. American Mobile Satellite Corporation and AMSC Subsidiary Corporation (Incorporated by reference to Exhibit 10.61 to the Company's Current Report on Form 8-K dated November 22, 1996, and filed on December 9, 1996 (File No. 0-23044))

         11.1  --   Computation of Net Loss Per Share (filed herewith)

         21.1  --   Subsidiaries of AMSC (filed herewith)

         23.1  --   Consent of Arthur Andersen LLP (filed herewith)

         23.2  --   Consent of Deloitte & Touche LLP (Incorporated by reference to Exhibit 10.61 to the Company's Current Report on Form 8-K dated November 22, 1996, and filed on December 9, 1996 (File
                    No. 0-23044))

         27.1  --   Financial Data Schedule (filed herewith)

------------------------------------


* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of this report.

(b)      Reports on Form 8-K:

         On November 22, 1996, the Company filed a Current Report on Form 8-K describing in response to Item 2 - Acquisition or Disposition of Assets the acquisition of the assets of Rockwell Collins,Inc. ("Rockwell") relating to its Land Transportation Electronics' Mobile Communications Satellite Service business (the "Business") through which Rockwell had sold mobile messaging hardware and services to commercial trucking fleets.

         On February 6, 1997, the Company filed an Amendment to its Current Report on Form 8-K providing under Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits the financial statements to AMSC's acquisition previously filed on December 9, 1996.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMERICAN MOBILE SATELLITE CORPORATION


                                        By  /s/GARY M. PARSONS
                                            ------------------
                                        Gary M. Parsons,
                                        President and Chief Executive Officer

Date:  March 28, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/GARY M. PARSONS             President, Chief Executive         March 28, 1997
------------------------       Officer and Director
Gary M. Parsons                (principal executive officer)

/s/CHRISTOPHER COLAVITO
----------------------------   Vice President and Controller      March 28, 1997
Christopher Colavito           (principal accounting officer)

/s/JACK A. SHAW                Chairman of the Board of Directors March 28, 1997
----------------------------
Jack A. Shaw

/s/STEVEN D. DORFMAN
----------------------------   Director                           March 28, 1997
Steven D. Dorfman

/s/DAVID A. JULIANO
----------------------------   Director                           March 28, 1997
David A. Juliano

/s/BILLY J. PARROTT
----------------------------   Director                           March 28, 1997
Billy J. Parrott

/s/ANDREW A. QUARTNER
----------------------------   Director                           March 28, 1997
Andrew A. Quartner

/s/RODERICK M. SHERWOOD, III
----------------------------   Director                           March 28, 1997
Roderick M. Sherwood, III

/s/MICHAEL T. SMITH
------------------------       Director                           March 28, 1997
Michael T. Smith

/s/ALBERT L. ZESIGER
------------------------       Director                           March 28, 1997
Albert L. Zesiger

                                      INDEX




Management's Discussion and Analysis of Financial Condition
          and Results of Operations..........................................F-1

Report of Independent Public Accountants.....................................F-8

Consolidated Statements of Loss..............................................F-9

Consolidated Balance Sheets.................................................F-10

Consolidated Statements of Stockholders' Equity.............................F-11

Consolidated Statements of Cash Flows.......................................F-13

Notes to Consolidated Financial Statements..................................F-14

Quarterly Financial Data....................................................F-30

Selected Financial Data.....................................................F-31

                     Management's Discussion and Analysis of
                     ---------------------------------------
                 Financial Condition and Results of Operations
                 ---------------------------------------------

General
-------


The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the financial condition and consolidated results of operations of American Mobile Satellite Corporation (with its subsidiaries, "AMSC" or the "Company"). The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

American Mobile Satellite Corporation was incorporated in May 1988. Until 1996, the Company was a development stage company, engaged primarily in the design, development, construction, deployment and financing of a mobile satellite communications system (the "SKYCELL System"). In December 1995, the Company initiated commercial voice service. During 1996, the Company transitioned to an operating company, and currently operates North America's first high-powered, satellite-based, digital mobile communications system. The SKYCELL System includes the Company's first satellite ("AMSC-1") launched successfully in April 1995, and a fixed communications ground segment (the "CGS").

In addition to historical information, this Form 10-K Annual Report contains forward-looking statements. The forward- looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the "Factors that could affect Future Operating Results" and "Liquidity and Capital Resources" sections. Readers are cautioned not to place undue reliance on these forward- looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Form 10-Q Quarterly Reports to be filed by the Company subsequent to this Form 10-K Annual Report and any Current Reports on Form 8-K filed by the Company.

Overview
--------

The Company's future operating results could be adversely affected by a number of uncertainties and factors, including (i) the timely completion and deployment of all the Company's products and related services, including among other things, availability of mobile telephones, data terminals and other equipment to be used with the SKYCELL System ("Subscriber Equipment") being manufactured by third parties over which the Company has limited control, (ii) the market's acceptance of the Company's services, (iii) the ability and the commitment of the Company's Authorized Sales Agents and other distribution channels to market and distribute the Company's services, (vi) the Company's ability to modify its organization, strategy and product mix to maximize the market opportunities in light of changes therein, (v) competition from existing companies which provide services using existing communications technologies and the possibility of competition from companies using new technology in the future, (vi) capacity constraints arising from the reconfiguration of AMSC-1 as previously disclosed,
(vii) additional technical anomalies that may occur within the SKYCELL System, including those relating to AMSC-1, which could impact, among other things, the operation of the SKYCELL System and the cost, scope or availability of in-orbit insurance, (viii) the ability of the Company to fully integrate certain components of the mobile data service, (ix) Subscriber Equipment inventory responsibilities and liabilities assumed by the Company including the ability of the Company to realize the value of its inventory, and (x) the Company's ability to satisfy the conditions to borrowing or secure additional financing as may be necessary.

The Company's operating results and capital and liquidity needs have been materially affected by delays experienced in the development and deployment of the SKYCELL System. In particular, the Company's marketing efforts have been materially affected by delays experienced in the development and availability of Subscriber Equipment. Initial Subscriber Equipment for Satellite Telephone Service ("STS") use did not become commercially available until December 1995 with additional configurations not available until the second, third and fourth quarters of 1996. In addition, the CGS did not support facsimile capability until January 1997. The impact of these delays on the Company's marketing efforts has substantially decreased the Company's anticipated revenues and increased the Company's capital and liquidity needs. No assurance can be given that additional delays relating to the SKYCELL System or Subscriber Equipment will not be encountered in the future and not have an adverse impact on the Company.

In addition, the markets for wireless communications services are characterized by rapid technological and other changes. The Company's success depends, in part, on its ability to respond and adapt to such changes. The delays experienced in the deployment of the SKYCELL System and the availability of Subscriber Equipment, together with changes in market conditions, have already caused the Company to shift its marketing focus away from its initial satellite roaming service consumer product to targeted business applications, such as the maritime, natural resources, transportation, and telecommunications industries. As of December 31, 1996, there were approximately 20,300 subscribers on the SKYCELL System. Charges to operations for depreciation expense for the SKYCELL System began in the fourth quarter of 1995 and accordingly, it is expected that future charges will be significant. Additionally, the Company discontinued capitalization of interest costs in the fourth quarter of 1995 upon the commencement of full commercial service. Interest expense in 1996 is significant as a result of borrowings under the Interim Financing, the Short-Term Notes, and the Bank Financing, as well as the amortization of borrowing costs incurred in conjunction with securing these facilities. It is anticipated that interest costs will continue to be significant as a result of the Bank Financing, discussed below.

The Company expanded its mobile data business late in 1996 through the acquisition of Rockwell International Corporation's ("Rockwell") dual mode mobile messaging and global positioning and monitoring service for commercial trucking fleets. Rockwell was a private network customer of the Company which had purchased capacity from the Company on AMSC-1. In the transaction, the Company assumed Rockwell's existing customer contracts, and acquired Rockwell's system infrastructure for delivering their mobile data product, as well as Rockwell's rights to the multi-mode, satellite-terrestrial product. The assets of the business were acquired through the assumption of the various contracts and obligations of Rockwell relating to the business; no additional, direct payments were made to Rockwell under the terms of the Asset Sale Agreement dated as of November 22, 1996.

Years Ended December 31, 1996 and 1995
--------------------------------------

Service revenues, which include both the Company's voice and data services, approximated $9.2 million for 1996 as compared to $6.9 million for 1995. Service revenue from voice services approximated $5.0 million in 1996, including approximately $1.3 million attributable to satellite capacity leased to TMI Communications and Company, Limited Partnership ("TMI"), a Canadian Limited Partnership, under a commitment which was completed in May 1996. Service revenue from the Company's data and position location services ("Mobile Data Communications Service") approximated $4.0 million in 1996, as compared to $6.9 for 1995, a reduction of $2.9 million. Prior to 1996, the Company provided its Mobile Data Communications Service using satellite capacity leased from the Communications Satellite Corporation ("COMSAT"), the cost of which was passed through to one customer ("Rockwell"). The decrease in Mobile Data Communications Service revenue reflects the reduced revenue from Rockwell resulting from lower billings for the use of the lower cost AMSC-1 versus billings attributable to the leased COMSAT satellite applied on a pass-through basis. Of the data service revenues, 36% and 75% were attributable to Rockwell for 1996 and 1995, respectively. As previously mentioned in the Overview, the Company acquired the dual mode mobile messaging and global positioning and monitoring service of Rockwell in November 1996. At December 31, 1996 and 1995, receivables relating to service revenues were $1.8 and $405,000, respectively.


Revenue from the sale of mobile data terminals and mobile telephones increased from $1.9 million in 1995 to $18.5 million in 1996, primarily attributable to
(i) the Company's introduction of certain voice products in the fourth quarter of 1995 and the resulting sale of mobile telephones, and (ii) the increased availability of mobile data terminals in 1996 compared to 1995 following a contract signed with a mobile data terminal manufacturer in February 1995.

The Company's costs and expenses have primarily increased in connection with the start of full commercial service in December 1995. Cost of service and operations for 1996, which includes costs to support subscribers and to operate the SKYCELL System, were $30.5 million for 1996, an increase of $6.5 million from 1995. Cost of service and operations for 1996 and 1995, as a percentage of operating expenses, were 27% and 30%, respectively. The dollar increase in cost of service and operations was primarily attributable to (i) additional personnel and related costs to support both existing and anticipated customer demand, (ii) increased costs associated with the on-going maintenance of the Company's billing systems and the CGS, and (iii) $6.5 million of insurance expense for in-orbit insurance coverage for AMSC-1, offset by the elimination of COMSAT lease expense reflecting the transition of the Company's customers from the leased satellite to AMSC-1. The decrease as a percentage of operating expenses was attributable to the overall increase in total operating expenses. The cost of equipment sold increased to $31.9 million in 1996 from $4.7 million in 1995, and represented 22% of total operating expenses in 1996 versus 6% of total operating expenses in 1995. The increase in both dollars and as a percentage of operating expenses of the cost of equipment sold is primarily attributable to
(i) the Company's introduction of certain voice products in the fourth quarter of 1995 and the resulting sale of mobile telephones, (ii) the availability of mobile data terminals in 1996 compared to 1995, (iii) a $4.2 million charge in 1996 for the reconfiguration of certain components to better meet customer requirements, and (iv) a $6.9 million write down of inventory to net realizable value. Sales and advertising expenses were $24.5 million in 1996, compared to $22.8 million in 1995. Sales and advertising expenses as a percentage of operating expenses were 17% in 1996 and 29% in 1995. The dollar increase of sales and advertising expenses was primarily attributable to (i) additional head count and personnel related costs associated with the increase in sales staff, and (ii) increased costs directly associated with the increase in subscriber acquisition programs, offset by a $1.4 million charge, in 1995, associated with the re-acquisition of defective equipment located at a customer site and settlement of related disputes. The decrease as a percentage of operating expenses was attributable to the overall increase in total operating expenses. General and administrative expenses for 1996 were $17.5 million, an increase of $1.0 million as compared to 1995. As a percentage of operating expenses, general and administrative expenses represented 12% in 1996 and 21% in 1995. The dollar increase in general and administrative expenses for 1996 compared to 1995 was primarily attributable to (i) approximately $675,000 of severance costs associated with a management restructuring and (ii) an increase in facilities rents and utilities of $236,000. The decrease of general and administrative expenses as a percentage of operating expenses was attributable to the overall increase in operating expenses. Depreciation and amortization expense was $43.4 million and $11.2 million in 1996 and 1995, respectively, representing approximately 29% and 15% of operating expenses for 1996 and 1995, respectively. Both the dollar increase and the increase as a percentage of operating expenses in depreciation and amortization expense was attributable to the commencement of depreciation of both AMSC-1 and related assets and the CGS in the fourth quarter of 1995.

Interest and other income was $552,000 in 1996 compared to $4.5 million in 1995. The decrease was a result of lower average cash balances. The Company incurred $15.2 million of interest expense in 1996 compared to $916,000 of interest expense in 1995 reflecting (i) the discontinuation of interest cost capitalization as a result of substantially completing the SKYCELL System in the fourth quarter of 1995, (ii) the amortization of debt discount and debt offering costs (including Guarantee Warrants (see "Liquidity and Capital Resources")) relating to the Bridge Financing and Bank Financing (see "Liquidity and Capital Resources"), and (iii) higher outstanding loan balances as compared to 1995.

Net capital reductions, including additions financed through vendor financing arrangements, for 1996 for property and equipment were $51.0 million compared to capital expenditures of $86.7 million in 1995. The decrease was largely attributable to (i) the net proceeds of $65.8 million from the resolution of the claims under the Company's satellite insurance contracts and policies (see "Liquidity and Capital Resources"), (ii) the purchase, in the first quarter of 1995, of launch insurance at a cost to the Company of $42.8 million in connection with the Company's launch contract with Martin Marietta Commercial Launch Series, Inc., and (iii) the decrease in construction activity as certain components of the CGS were completed.

Years Ended December 31, 1995 and 1994
--------------------------------------

Service revenues increased $3.2 million to $6.9 million for 1995 compared with $3.7 million for 1994. The increase in revenues was primarily attributable to additional satellite capacity leased by a customer. Until December 1995, the Company provided its Mobile Data Communications Service using satellite capacity leased from COMSAT that the Company resold to its customers. In December 1995, the Company transitioned all Mobile Data Communications Service customers from the COMSAT satellite to AMSC-1. All of the Company's service revenues through 1995 are attributable to its Mobile Data Communications Service which commenced revenue service in 1992. Of these service revenues, 75% and 70% were attributable to one customer for the years ended December 31, 1995 and 1994, respectively. At December 31, 1995 and 1994, receivables relating to operating revenues were $405,000 and $446,000, respectively. Equipment revenues increased to $1.9 million in 1995, as compared to $1.6 million in 1994, primarily as a result of increased Mobile Data Communications Service customers.

Operating expenses were $79.3 million for 1995, an increase of $44.5 million from 1994. The Company's operating expenses have primarily increased in connection with the commencement of full commercial service in December 1995. Cost of service and operations expenses were $23.9 million and $10.3 million, representing approximately 30% of operating expenses for both 1995 and 1994. The dollar increase in service and operations expenses was primarily attributable to additional customer demand for the Company's Mobile Data Communications Service requiring (i) additional satellite capacity leased from COMSAT, commencing in December 1994, (ii) additional personnel and related costs to support both existing and anticipated demand and (iii) $1.8 million of insurance expense attributable to the 1995 portion of the in-orbit insurance premium for coverage of AMSC-1. Cost of equipment sales increased from $2.3 million in 1994 to $4.7 million in 1995, and represented approximately 6% of operating expenses in 1995 as compared with 7% in 1994. The increase in the cost of equipment sold reflected (i) an increased demand for Mobile Data Communications Service and
(ii) a $1.9 million write down of certain inventory components to net realizable value. The decrease in cost of equipment sales as a percentage of operating expenses was attributable to the overall increase in operating expenses. Sales and marketing expenses were $23.8 million and $6.0 million, representing approximately 29% and 17% of operating expenses for 1995 and 1994, respectively. Both the dollar increase and the increase as a percentage of operating expenses in sales and marketing expenses were primarily attributable to (i) significant increases in head count and personnel related costs, including an increase in the sales staff and the development and staffing of a customer service center to support the commencement of full commercial service, (ii) increased advertising and promotional costs associated with the commencement of full commercial service, including $2.5 million of inventory charges associated with a promotional program to promote sales of mobile telephones and mobile data terminal inventory, (iii) a $1.8 million writedown of certain assets to net realizable value, (iv) a $1.8 million charge associated with the temporary delay in the delivery of certain subscriber equipment, (v) a $1.4 million charge associated with the reacquisition of defective equipment located at a customer site and settlement of related claims, and (vi) additional costs associated with the transition of customers from COMSAT leased space capacity to AMSC-1. General and administrative expenses were $16.7 million and $11.7 million, representing approximately 21% and 33% of operating expenses for 1995 and 1994, respectively. The dollar increase in general and administrative expenses was primarily attributable to an increase of $5.9 million in personnel-related costs associated with hiring and training staff to support the Company's information systems and technology needs and to operate the billing systems developed by the Company to support the commencement of full commercial service. The decrease as a percentage of operating expenses in general and administrative expenses was attributable to the overall increase in operating expenses. Depreciation and amortization expense was $11.2 million and $4.5 million in 1995 and 1994, representing approximately 14% and 13% of operating expenses for 1995 and 1994, respectively. Both the dollar increase and the increase as a percentage of operating expenses in depreciation and amortization expense was attributable to the commencement of depreciation of both AMSC-1 and related assets and the CGS in the fourth quarter of 1995.

Interest and other income was $4.5 million in 1995 compared to $8.5 million in 1994. The decrease was primarily attributable to lower average cash balances. Interest expense in 1995 was $916,000. Interest costs in 1994 were capitalized as part of the Company's construction activities.

The Company incurred $5.6 million and capitalized $4.7 million of interest costs in 1995 compared to $3.5 million incurred and capitalized in 1994. The increase in interest costs was primarily attributable to both higher borrowing rates and higher outstanding loan balances. Capital expenditures, including additions financed through vendor financing arrangements, for 1995 for property under construction were $86.7 million compared to $58.8 million in 1994. The increase in capital expenditures was primarily attributable to the purchase of launch insurance at a cost to the Company of $42.8 million in connection with the Company's launch contract with Martin Marietta Commercial Launch Services, Inc., offset by the decrease in construction activity as the components of the SKYCELL System were readied for full commercial service. As a result of placing the SKYCELL System in service in the fourth quarter of 1995, all related assets have been reclassified to Property and Equipment in the accompanying consolidated balance sheet.

Liquidity and Capital Resources
-------------------------------

Adequate liquidity and capital are critical to the ability of the Company to continue as a going concern and to fund subscriber acquisition programs necessary to reach cash positive and profitable operations. To satisfy its ongoing financing needs, the Company, on June 28, 1996, established a $225 million debt facility with Morgan Guaranty Trust Company and Toronto Dominion Bank (the "Bank Financing") consisting of two facilities: (i) a $150 million five-year, multi-draw term loan facility (the "Term Loan Facility") with quarterly payments commencing March 31, 1999 through and including June 30, 2001, and (ii) a $75 million five-year revolving credit facility with a bullet maturity on June 30, 2001 (the "Working Capital Facility"). As a result of the receipt of insurance proceeds in excess of $60.0 million (see below), the Bank Financing was subsequently reduced to $219 million. Proceeds from the Bank Financing were used to repay the Company's interim financing and to refinance short-term Vendor Financing, and will be used for general working capital purposes. As of March 20, 1997, the Company had drawn down $144.0 million of the Term Loan Facility at an annual interest rate of 5.8125% and $18.0 million of the Working Capital Facility at annual interest rates ranging from 5.6875% to 5.8125%. The Company concluded that it could not complete the Bank Financing without substantial credit support from its principal stockholders (the "Guarantees"). HEC, Singapore and Baron Capital Partners, L.P. (the "Guarantors") guaranteed $200 million of the Bank Financing (the "Guarantee Agreement") in exchange for compensation consisting principally of cash fees and warrants (the "Guarantee Warrants"), allowing the Guarantors to purchase 5 million shares of the Company's Common Stock at a price of $24 per share. Under the terms of the Bank Financing and the Guarantee Agreement, borrowings under the Bank Financing are contingent upon the satisfaction by the Company of certain performance tests relating to net revenues, number of subscribers, operating cash flow and earnings before interest, taxes, depreciation and amortization. Because of the slower than anticipated build-up of subscribers and related revenues, during the third and fourth quarters of 1996, the Company did not meet all of these performance tests and required, and obtained, waivers from the Guarantors permitting the Company to borrow up to $155 million under the Bank Financing. The Company subsequently received an additional waiver from the Guarantors to borrow up to $162 million under the Bank Financing.

On March 27, 1997, the Company reached agreement with the Guarantors to eliminate the performance tests which must be satisfied for subsequent borrowings. In consideration for this agreement, the Company agreed with the Guarantors to reduce the exercise price of the Guarantee Warrants to $13 per share and to issue additional warrants to the Guarantors relating to 500,000 shares at the reduced exercise price. The Guarantee Warrants, at the date of original issuance, were valued at $19.0 million; the Guarantee Warrants, as modified, have not yet been formally valued. The Guarantee Warrants expire on June 28, 2001. The revised Guarantee Agreement places limitations on the quarterly borrowings which the Company can make under the line as follows: $170 million, $180 million, $190 million and $200 million in the first, second, third and fourth quarters of 1997, respectively. The Company would continue to be subject to maintaining certain subscriber, revenue and debt to subscriber ratios if the Guarantees are released. Additionally, the Bank Financing places certain restrictions on the Company's ability to pay dividends, other indebtedness, transactions with affiliates, and the acquisition of capital assets. The Bank Financing is secured by the pledge of substantially all of the assets of the Company and certain of its subsidiaries.

The Company may need additional financing in 1997 beyond the Bank Financing. There can be no assurance that if additional financing is required, that such financing will be available or that the terms thereof will be favorable to the Company. If the Bank Financing is not sufficient, the Company may not have adequate capital to fund its future operations.

Following negotiations of certain existing vendor debt arrangements (the "Vendor Financing") and ground segment obligations ("Ground Segment Obligations"), aggregating $11.1 million at December 31, 1996, the Company has arranged to defer repayment of the Vendor Financing and a portion of the Ground Segment Obligation from September 30, 1996, until various dates in 1997.

The effect of these matters, among others, is that the Company estimates that its peak financing requirement in 1997 under the Bank Financing will be approximately $190 million. The Company's actual peak financing requirements may differ materially from this estimate based on, among other factors, shortfalls from estimated levels of operating cashflows due to delays in the introduction of certain products and services, the unavailability of Subscriber Equipment and insufficient demand for the Company's inventory of Subscriber Equipment and/or services. The Company expects that operating revenues will be insufficient to cover operating expenses until sometime in 1998 or beyond. See "Overview."

The Company filed a claim for indemnity under its launch insurance with respect to the anomalies leading to the reconfiguration of AMSC-1 (see "Other Matters"). On August 1, 1996, the Company reached a resolution of the claims under its satellite insurance contracts and policies, and received gross proceeds in the amount of $66.0 million which were used to repay the Working Capital Facility and portions of the Term Loan Facility and the Vendor Financing. The carrying value of the satellite was reduced by the amount of the net insurance proceeds, which resulted in a reduction of depreciation charges beginning in the third quarter of 1996.

At December 31, 1996, the Company had remaining contractual commitments to purchase both mobile data terminal inventory and mobile telephone inventory approximating $28.6 million and capital expenditure commitments of approximately $387,000. (See Note 10 to the consolidated financial statements).

A wholly owned subsidiary of the Company is subject to financing agreements that limit the amount of cash dividends and loans that can be advanced to the Company. At December 31, 1996, all of the subsidiary's net assets of approximately $178.0 million were restricted under these agreements. These restrictions will have an impact on American Mobile Satellite Corporation's ability to pay dividends.

The Company has conducted preparatory work for the development of the next generation of its mobile communications satellite ("AMSC-2"). Based on observed demand for satellite mobile communication services, and the slower than anticipated acquisition of subscribers, the Company does not expect to expend substantial resources in 1997 to proceed with the construction of AMSC-2. If the Company decides to proceed with the construction of AMSC-2 in 1998, the Company would expect to launch AMSC-2 in 2001. If the Company decides to proceed with the deployment of AMSC-2, the total cost of constructing, launching and insuring AMSC-2 and constructing related ground systems is currently estimated to be approximately $600-$700 million. The Company would be required to raise substantial additional capital to finance this project.

Cash used in operating activities was $113.6 million for 1996 compared to $53.3 million for 1995. The increase in cash used in operating activities was primarily attributable to (i) increased operating losses, (ii) inventory purchases and (iii) the payment of accounts payable and accrued expenses reflecting the availability of cash as a result of the Bank Financing. Cash provided by investing activities was $50.9 million for 1996 compared to cash used of $55.2 million in 1995. The increase was primarily attributable to (i) the proceeds from the settlement of the Company's claims under its satellite insurance contracts and policies and (ii) a reduction in cash used for capital expenditures from $83.8 million in 1995 to $14.1 million in 1996. The reduction in capital expenditures in 1996 was primarily due to the decrease in construction activity as certain of the components of the SKYCELL System were readied for full commercial service. Cash provided by financing activities was $56.0 million in 1996 compared to cash used of $19.9 million in 1995, reflecting the proceeds from the Bank Financing, offset by the repayment of certain Vendor Financing and other long-term debt. Proceeds from the sale of debt securities and Common Stock were $2.9 million and $10.2 million for 1996 and 1995, respectively. Payments on long-term debt and capital leases were $63.2 million and $29.0 million for 1996 and 1995, respectively. In addition, the Company also incurred $10.8 million and $1.1 million of debt issuance costs associated with the placement of the Bank Financing in 1996 and 1995, respectively. As of December 31, 1996, the Company had $2.2 million of cash and cash equivalents and working capital of $8.5 million.

Regulation
----------

Like other mobile communications service providers in the telecommunications industry, the Company is subject to substantial and constantly changing domestic, foreign and international regulations governing the operations of the SKYCELL System and mobile data terminals and mobile telephones. Currently, there are a variety of regulatory issues being considered by the Federal Communications Commission (the "FCC") which could impact the Company's financial condition and future operating results. Certain of these matters, including proposals to (i) impose an equal access requirement on certain mobile radio service providers, which may include the Company, and (ii) require that mobile radio service providers make enhanced 911 emergency services available to mobile radio callers, are discussed in Item 1, "Business -- Regulation," above. At the present time there is not sufficient information available to determine what the impact to the Company's financial condition or future operating results would be, if any, from proposals that are currently being considered by the FCC.

Other Matters
-------------

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

Accounting Standards
--------------------

In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This Statement requires that impairment losses for such assets be based upon the fair value of the assets. The Statement, applicable to fiscal years beginning after December 15, 1995, was adopted by management as the primary basis by which the Company measures impairment of the SKYCELL System and its related components. The impact of adopting the Statement in 1996 has not resulted in the recording of a provision for impairment of long-lived assets, but there can be no assurance that a material provision for impairment will not be required in the future.

Also during 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation". This Statement encourages, but does not require, a fair value based method of accounting for employee stock options or similar equity instruments. During 1996, the Company elected to adopt the provisions of SFAS No. 123 by disclosing - on a pro forma basis - the net loss per share as if the fair value method had been adopted. Accordingly, adoption of the Statement in the fiscal year ending December 31, 1996 had no impact on the Company's financial condition or reported results of operations.

Report of Independent Public Accountants
----------------------------------------


To American Mobile Satellite Corporation:

We have audited the accompanying consolidated balance sheets of American Mobile Satellite Corporation (a Delaware corporation) and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Mobile Satellite Corporation and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



Washington, D.C.
March 27, 1997

American Mobile Satellite Corporation and Subsidiaries

Consolidated Statements of Loss (dollars in thousands, except per share data) for the years ended December 31, 1996, 1995, and 1994




                                                        Years Ended December 31
                                                        -----------------------

                                                     1996         1995        1994

REVENUES
      Services                                     $9,201       $6,873      $3,662
      Sales of equipment                           18,529        1,924       1,578
                                                   ------        -----       -----

      Total Revenues                               27,730        8,797       5,240

COSTS AND EXPENSES:
      Cost of service and operations               30,471       23,948      10,327
      Cost of equipment sold                       31,903        4,676       2,329
      Sales and advertising                        24,541       22,775       5,973
      General and administrative                   17,464       16,681      11,674
      Depreciation and amortization                43,390       11,218       4,541
                                                   ------       ------       -----

      Operating Loss                             (120,039)     (70,501)    (29,604)

INTEREST AND OTHER  INCOME                            552        4,500       8,501
INTEREST EXPENSE                                  (15,151)        (916)          -
                                                ----------    ---------   ---------

NET LOSS                                        ($134,638)    ($66,917)   ($21,103)
                                                ==========    =========   =========

LOSS PER SHARE OF COMMON STOCK                     ($5.38)      ($2.69)     ($0.86)



WEIGHTED-AVERAGE COMMON SHARES
      OUTSTANDING DURING THE PERIOD (000's)        25,041       24,900      24,672




The accompanying notes are an integral part of these consolidated financial statements.

American Mobile Satellite Corporation and Subsidiaries

Consolidated Balance Sheets (dollars in thousands, except share data) as of December 31, 1996 and 1995

ASSETS                                                                                     1996       1995

CURRENT ASSETS:
      Cash and cash equivalents                                                          $2,182     $8,865
      Inventory                                                                          38,034     10,552
      Prepaid in-orbit insurance                                                          5,080      4,823
      Accounts receivable-trade, less allowance for doubtful accounts
         of $1,548 in 1996 and $231 in 1995                                               6,603      1,375
      Other current assets                                                               14,247      7,412
                                                                                         ------     ------
         Total current assets                                                            66,146     33,027

PROPERTY AND EQUIPMENT IN SERVICE - NET (gross balances include $134,737 and
         $130,998 purchased from related parties through 1996 and 1995, respectively    267,863    362,105

DEFERRED CHARGES AND OTHER ASSETS:
      (net of accumulated amortization of $10,597 in 1996 and $8,860 in 1995)
      (gross balances include $3,000 paid to related parties in 1996)                    16,164      3,219
                                                                                         ------      -----

         Total assets                                                                  $350,173   $398,351
                                                                                       ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable and accrued expenses                                             $42,625    $34,462
      Obligations under capital leases due within one year                                3,931      2,446
      Obligation to related party for equipment financing                                     -      6,874
      Current portion of long-term debt                                                  11,113     60,990
                                                                                         ------     ------
         Total current liabilities                                                       57,669    104,772

LONG-TERM LIABILITIES:
      Obligations under Term Loan Facility                                              127,000          -
      Capital lease obligations                                                           2,557      6,052
      Fair value of assets acquired in excess
         of purchase price (Note 12)                                                      3,395          -
      Other long-term liabilities                                                           852          -
                                                                                        -------      -----

         Total long-term liabilities                                                    133,804      6,052
                                                                                        -------      -----

         Total liabilities                                                              191,473    110,824

COMMITMENTS (Notes 9 and 10)

STOCKHOLDERS' EQUITY:
      Preferred Stock, par value $0.01: authorized 200,000 shares;
         no shares issued                                                                     -          -
      Common Stock, voting, par value $0.01: authorized 75,000,000 shares;
         25,097,577 shares issued and outstanding in 1996; 24,961,130 shares
         issued and outstanding in 1995                                                     251        250
      Additional paid-in capital                                                        451,259    448,757
      Common Stock purchase warrants                                                     23,848      3,440
      Unamortized guarantee warrants                                                    (17,100)         -
      Retained loss                                                                    (299,558)  (164,920)
                                                                                       ---------  ---------
        Total stockholders' equity                                                      158,700    287,527
                                                                                       ---------  ---------

        Total liabilities and stockholders' equity                                     $350,173   $398,351
                                                                                       =========  =========

The accompanying notes are an integral part of these consolidated financial statements.

American Mobile Satellite Corporation and Subsidiaries

Consolidated Statements of Stockholders' Equity (dollars in thousands, except share data) for the period from December 31, 1993 through December 31, 1996

                                                                                 Common Stock                         Additional
                                                                            Amount          Shares         Par         Paid-in
                                                                           per share                      Value        Capital
BALANCE, December 31, 1993                                                              24,542,652        $245         $440,585

   Common Stock issued in March, June, and September
      pursuant to Launch Services Contract                                   $21.00        245,712           3            5,158
   Common Stock issued in May and December for exercise
      of stock options and award of bonus stock                               15.69            701           -               11
   Common Stock issued in July under Stock Purchase Plan                      10.84          9,690           -              105
   Net Loss                                                                                      -           -                -
                                                                                        ----------        ----         --------

BALANCE, December 31, 1994                                                              24,798,755         248          445,859

   Common Stock issued in January under Stock Purchase Plan                   10.84          8,707           -               94
   Common Stock issued in April pursuant to
      Launch Services Contract                                                21.00         81,909           1            1,719
   Common Stock issued throughout the year  for exercise
      of stock options and award of bonus stock                               16.16         32,026           1              518
   Common Stock issued in July under Stock Purchase Plan                      10.73         22,170           -              238
   Common Stock issued in March, June, September
      and December under the 401(k) Savings Plan                              18.76         17,563           -              329
   Net Loss                                                                                      -           -                -
                                                                                        ----------        ----         --------
BALANCE, December 31, 1995                                                              24,961,130         250          448,757

   Common Stock issued in January under Stock Purchase Plan                   21.89         13,432           -              294
   Common Stock purchase warrants issued in January for Bridge Financing                         -           -                -
   Common Stock issued throughout the year for exercise
      of stock options and award of bonus stock                               16.41         37,320           -              612
   Common Stock issued upon exercise of Warrants                              22.53         37,500           1              844
   Common Stock purchase warrants issued in July for Bank Financing                              -           -                -
   Amortization of guarantee warrants                                                            -           -                -
   Common Stock issued in July under Stock Purchase Plan                      13.17         25,934           -              341
   Common Stock issued in March, June, September
      and December under the 401(k) Savings Plan                              18.47         22,261           -              411
   Net Loss                                                                                      -           -                -
                                                                                        ----------        ----         --------
BALANCE, December 31, 1996                                                              25,097,577        $251         $451,259
                                                                                        ----------        ----         --------




The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders' Equity (dollars in thousands, except share data) for the period from December 31, 1993 through December 31, 1996
(continued)

                                                                               Common       Unamortized
                                                                           Stock Purchase    Guarantee      Retained
                                                                              Warrants       Warrants         Loss          Total

BALANCE, December 31, 1993                                                     $3,440       $     -       ($76,900)      $367,370

   Common Stock issued in March, June, and September
      pursuant to Launch Services Contract                                          -             -              -          5,161
   Common Stock issued in May and December for exercise
      of stock options and award of bonus stock                                     -             -              -             11
   Common Stock issued in July under Stock Purchase Plan                            -             -              -            105
   Net Loss                                                                         -             -        (21,103)       (21,103)
                                                                              -------       --------       --------       --------

BALANCE, December 31, 1994                                                      3,440             -        (98,003)       351,544

   Common Stock issued in January under Stock Purchase Plan                         -             -              -             94
   Common Stock issued in April pursuant to
      Launch Services Contract                                                      -             -              -          1,720
   Common Stock issued throughout the year  for exercise
      of stock options and award of bonus stock                                     -             -              -            519
   Common Stock issued in July under Stock Purchase Plan                            -             -              -            238
   Common Stock issued in March, June, September
      and December under the 401(k) Savings Plan                                    -             -              -            329
   Net Loss                                                                         -             -        (66,917)       (66,917)
                                                                              --------        ------       --------      ---------
BALANCE, December 31, 1995                                                      3,440             -       (164,920)       287,527

   Common Stock issued in January under Stock Purchase Plan                         -             -              -            294
   Common Stock purchase warrants issued in January for Bridge Financing        2,253             -              -          2,253
   Common Stock issued throughout the year for exercise
      of stock options and award of bonus stock                                     -             -              -            612
   Common Stock issued upon exercise of Warrants                                 (845)            -              -              -
   Common Stock purchase warrants issued in July for Bank Financing            19,000       (19,000)             -              -
   Amortization of guarantee warrants                                               -         1,900              -          1,900
   Common Stock issued in July under Stock Purchase Plan                            -             -              -            341
   Common Stock issued in March, June, September
      and December under the 401(k) Savings Plan                                    -             -              -            411
   Net Loss                                                                         -             -       (134,638)      (134,638)
                                                                              --------      --------       --------       --------
BALANCE, December 31, 1996                                                    $23,848      ($17,100)     ($299,558)      $158,700
                                                                              --------      --------       --------       --------

The accompanying notes are an integral part of these consolidated financial statements.

American Mobile Satellite Corporation and Subsidiaries

Consolidated Statements of Cash Flows (dollars in thousands) for the years ended December 31, 1996, 1995, and 1994


                                                                                       Years Ended December 31
                                                                                       -----------------------

                                                                                    1996       1995       1994

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                       ($134,638)  ($66,917)  ($21,103)
Adjustments to reconcile net loss to net cash used in operating activities:
     Amortization of debt discount and issuance costs                              5,721          -          -
     Depreciation and amortization                                                43,307     11,218      4,541
     Changes in assets and liabilities:
        Inventory                                                                (27,482)   (10,438)       (34)
        Prepaid in-orbit insurance                                                  (257)    (4,823)         -
        Trade accounts receivable                                                 (5,229)       218       (383)
        Other current assets                                                       1,970     (4,230)      (964)
        Accounts payable and accrued expenses                                      1,672     23,414        790
        Other assets and liabilities                                               1,347     (1,730)    (1,285)
                                                                                   -----     -------    -------
Net cash used in operating activities                                           (113,589)   (53,288)   (18,438)


CASH FLOWS FROM INVESTING ACTIVITIES:
Insurance proceeds applied to equipment in service                                66,000          -          -
Additions to property and equipment                                              (14,054)   (83,776)   (50,762)
Proceeds from sales of short-term investments                                          -     28,717     66,178
Purchases of short-term investments                                                    -          -    (94,895)
Deferred charges and other assets                                                 (1,000)      (169)      (763)
Other asset sales                                                                      -          -        438
                                                                                  ------     ------     ------
Net cash provided by (used in) investing activities                               50,946    (55,228)   (79,804)


CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Common Stock                                             1,247      2,569      5,277
Principal payments under capital leases                                           (3,994)      (538)      (141)
Payments on notes payable                                                              -          -    (27,667)
Proceeds from short-term borrowings                                               70,000          -          -
Payments on short-term borrowings                                                (70,000)         -          -
Proceeds from Term Loan Facility                                                 127,000          -          -
Proceeds from debt issuance                                                        1,700      7,630     19,000
Payments on long-term debt                                                       (59,190)   (28,486)    (4,000)
Debt issuance costs                                                              (10,803)    (1,081)         -
                                                                                  ------     ------      -----
Net cash provided by (used in) financing activities                               55,960    (19,906)    (7,531)


Net decrease in cash and cash equivalents                                         (6,683)  (128,422)  (105,773)


CASH AND CASH EQUIVALENTS, beginning of period                                     8,865    137,287    243,060
                                                                                   -----    -------    -------


CASH AND CASH EQUIVALENTS, end of period                                          $2,182     $8,865   $137,287
                                                                                  ======     ======   ========

Supplemental Cash Flow Information:

     Interest Payments                                                            $9,431     $5,574     $2,787
                                                                                  ======     ======     ======

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN MOBILE SATELLITE CORPORATION AND SUBSIDIARIES
------------------------------------------------------

Notes to Consolidated Financial Statements
------------------------------------------
as of December 31, 1996, 1995 and 1994
--------------------------------------

1. ORGANIZATION, BUSINESS AND LIQUIDITY
---------------------------------------

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

American Mobile Satellite Corporation (together with its subsidiaries "AMSC" or the "Company") is devoting its efforts to expanding a developing business. As further discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, this effort involves substantial risk. Specifically, future operating results will be subject to significant business, economic, regulatory, technical, and competitive uncertainties and contingencies. The integration of the components of the SKYCELL System is a complex undertaking. Delays in the integration of the SKYCELL System have already occurred and there can be no assurance that further delays will not occur. Depending on their extent and timing, these factors individually or in the aggregate could have an adverse effect on the Company's financial condition and future operating results.

Liquidity and Financing Requirements
------------------------------------

Adequate liquidity and capital are critical to the ability of the Company to continue as a going concern and to fund subscriber acquisition programs necessary to reach cash positive and profitable operations. To satisfy its ongoing financing needs, the Company, on June 28, 1996, established a $225 million debt facility with Morgan Guaranty Trust Company and Toronto Dominion Bank (the "Bank Financing") consisting of two facilities: (i) a $150 million five-year, multi-draw term loan facility (the "Term Loan Facility") with quarterly payments commencing March 31, 1999 through and including June 30, 2001 and (ii) a $75 million five-year revolving credit facility with a bullet maturity on June 30, 2001 (the "Working Capital Facility"). As a result of the receipt of insurance proceeds in excess of $60.0 million (see below), the Bank Financing was subsequently reduced to $219 million. Proceeds from the Bank Financing were used to repay the Interim Financing and the Short-Term Notes (see
Note 7) and to refinance existing short-term vendor debt arrangements (the "Vendor Financing"), and for general working capital purposes. As of March 20, 1997, the Company had drawn down $144.0 million of the Term Loan Facility at an annual interest rate of 5.8125% and $18.0 million of the Working Capital Facility at annual interest rates ranging from 5.6875% to 5.8125%. The Company concluded that it could not complete the Bank Financing without substantial credit support from its principal stockholders (the "Guarantees"). HEC, Singapore and Baron Capital Partners, L.P. (the "Guarantors") guaranteed $200 million of the Bank Financing in exchange for compensation consisting principally of cash fees and warrants (the "Guarantee Warrants"), allowing the Guarantors to purchase 5 million shares of the Company's Common Stock at a price of $24 per share. Under the terms of the Bank Financing and the Guarantee
Agreement, borrowings under the Bank Financing are contingent upon the satisfaction by the Company of certain performance tests relating to net revenues, number of subscribers, operating cash flow and earnings before interest, taxes, depreciation and amortization. Because of the slower than anticipated build-up of subscribers and related revenues, during the third and fourth quarters of 1996, the Company did not meet all of these performance tests and required, and obtained, waivers from the Guarantors permitting the Company to borrow up to $155 million under the Bank Financing. The Company subsequently received an additional waiver to borrow up to $162 million under the Bank Financing.

On March 27, 1997, the Company reached agreement with the Guarantors to eliminate the performance tests which must be satisfied for subsequent borrowings. In consideration for this agreement, the Company agreed with the Guarantors to reduce the exercise price of the Guarantee Warrants to $13 per share and to issue additional warrants to the Guarantors relating to 500,000 shares at the reduced exercise price. The Guarantee Warrants, at the date of original issuance, were valued at $19.0 million; the Guarantee Warrants, as modified, have not yet been formally valued. The Guarantee Warrants expire on June 28, 2001. The revised Guarantee Agreement places limitations on the quarterly borrowings which the Company can make under the line as follows: $170 million, $180 million, $190 million and $200 million in the first, second, third and fourth quarters of 1997, respectively. The Company would continue to be subject to maintaining certain subscriber, revenue and debt to subscriber ratios if the Guarantees are released. Additionally, the Bank Financing places certain restrictions on the Company's ability to pay dividends, other indebtedness, transactions with affiliates, and the acquisition of capital assets. The Bank Financing is secured by the pledge of substantially all of the assets of the Company and certain of its subsidiaries.

The Company may need additional financing in 1997 beyond the Bank Financing. There can be no assurance that if additional financing is required, that such financing will be available or that the terms thereof will be favorable to the Company. If the Bank Financing is not sufficient, the Company may not have adequate capital to fund its future operations. The Company expects that operating revenues will be insufficient to cover operating expenses until sometime in 1998 or beyond.

The Company filed a claim for indemnity under its launch insurance with respect to the anomalies leading to the reconfiguration of AMSC-1 (see "Other Matters"). On August 1, 1996, the Company reached a resolution of the claims under its satellite insurance contracts and policies, and received gross proceeds in the amount of $66.0 million which were used to repay the Working Capital Facility and portions of the Term Loan Facility and the Vendor Financing. The carrying value of the satellite was reduced by the amount of the net insurance proceeds, which resulted in a reduction of depreciation charges beginning in the third quarter of 1996.


2. SIGNIFICANT ACCOUNTING POLICIES
----------------------------------

Development Stage Company
-------------------------

Consistent with Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises," the Company ceased to be considered a development stage company in the fourth quarter of 1996 with the generation of significant revenue from its voice products and services.

Accounting Estimates
--------------------

The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's most significant estimates relate to the recorded reserves for inventory and committed inventory purchases and the allowance for doubtful accounts receivable.

Consolidation
-------------

The consolidated financial statements include the accounts of AMSC and its subsidiaries, all of which are wholly owned. All significant intercompany transactions and accounts have been eliminated.

Cash Equivalents and Short-term Investments
-------------------------------------------

The Company considers highly liquid investments with remaining maturities of 90 days or less at the time of acquisition to be cash equivalents. Short-term investments are stated at amortized cost, which approximates market and consist of securities with maturities in excess of three months but less than one year.

Inventories
-----------

Inventories, which consist primarily of finished goods, are stated at the lower of cost or market. Cost is determined using the weighted average cost method. For purposes of evaluating market value of its inventory, consideration is given to the rapid technological changes which occur in the wireless telecommunications industry and the impact those changes may have on the saleability of its inventory. In evaluating the realizability of the Company's inventory investment, management considers both inventory on hand and inventory which it has committed to purchase. During 1996 and 1995, the Company recorded charges to Cost of Equipment Sold in the amount of $11.1 million and $1.9 million, respectively, related to the realizability of the Company's inventory investment.

Fair Value of Financial Instruments
-----------------------------------

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosures of the fair value of certain financial instruments. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. Cash and cash equivalents, trade accounts receivable and accounts payable approximate fair value because of the relatively short maturity of these instruments. As a result of the Guarantees by certain related parties (see Note
1) associated with the Bank Financing, it is not practicable to estimate the fair value of the Bank Facility. The fair value of other debt approximates carrying value because the related debt has variable interest cost based on current market rates.

Concentrations of Credit Risk
-----------------------------

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, short-term investments and accounts receivable. The Company places its temporary cash investments and short-term investments in debt securities such as commercial paper, time deposits, certificates of deposit, bankers acceptances, and marketable direct obligations of the United States Treasury. The Company's intent is to hold its investments in debt securities to maturity. To date, the majority of the Company's business has been transacted with telecommunications, natural resources and transportation companies, including maritime and trucking companies located throughout the United States. The Company grants credit based on an evaluation of the customer's financial condition, generally without requiring collateral or deposits. Exposure to losses on trade accounts receivable, for both service and for inventory sales, is principally dependent on each customer's financial condition. Sales to one customer approximated 16% and 75% of service revenues for the years ended December 31, 1996 and 1995, respectively. The Company anticipates that its credit risk with respect to trade accounts receivable in the future will continue to be diversified due to the large number of customers expected to comprise the Company's base and their expected dispersion across many different industries and geographies.

Property and Equipment
----------------------

Property and equipment is recorded at cost and depreciated over its useful life using the straight line method. Assets recorded as capital leases are amortized over the shorter of their useful lives or the term of the lease. The estimated useful lives of office furniture and equipment vary from 2-10 years, and the Communications Ground Segment ("CGS") is depreciated over 8 years.

In the fourth quarter of 1995, with the successful completion of the construction of the Company's SKYCELL System and the offering and availability of certain voice products and related services, the Company transferred assets previously classified as Property under Construction to Property and Equipment in Service. In connection with this transition, the Company commenced depreciation of the SKYCELL System in the fourth quarter of 1995. The Company is depreciating the Space Segment over its estimated useful life of 10 years, which was based on several factors, including current conditions and the estimated remaining fuel of AMSC-1. The original estimated useful live is periodically reviewed using current Telemetry Tracking and Control ("TT&C") data. To date, no significant change in the original estimated useful life has resulted. The telecommunications industry is subject to rapid technological change which may require the Company to revise the estimated useful lives of AMSC-1 and the CGS or to adjust their carrying amounts. The Company has also capitalized certain costs to develop and implement its computerized billing system. These costs are included in property and equipment and are depreciated over 8 years.


Software Development Costs
--------------------------

The Company capitalizes costs related to the development of certain software to be used with its mobile messaging and position location service (the "Mobile Data Communications Service") product. The Company commenced amortization of these costs in the first quarter of 1996. These costs will be amortized over three years. As of December 31, 1996 and 1995, net capitalized software development costs were $3.6 million and $1.9 million, respectively, and are included in property and equipment in the accompanying balance sheets.

Deferred Charges and Other Assets
---------------------------------

Other assets primarily consist of unamortized financing costs and debt issue costs associated with the existing Vendor Financing arrangements and the Bank Financing. The Company had $14.9 million and $2.4 million of unamortized financing costs recorded at December 31, 1996 and 1995, respectively. Financing costs are amortized over the term of the related facility using the straight line method, which approximates the effective interest method.

Revenue Recognition
-------------------

The Company recognizes service revenue when communications services have been rendered. Equipment sales are recognized upon shipment of products and customer acceptance, if required.

Research and Development Costs
------------------------------

Research and development costs are expensed as incurred. Such costs include internal research and development activities and expenses associated with external product development agreements. Total expenses related to development of technologies and improvement to technologies approximated $57,000, $1.8 million, and $1.0 million for 1996, 1995, and 1994, respectively.

Advertising Costs
-----------------

Advertising costs are charged to operations in the year incurred and totaled $6.0 million, $6.5 million, and $1.2 million for 1996, 1995, 1994, respectively.

Stock Based Compensation
------------------------

The Company accounts for employee stock options using the method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Generally, no expense is recognized related to the Company's stock options because the option's exercise price is set at the stock's fair market value on the date the option is granted. Effective January 1, 1996, the Company adopted SFAS No. 123 by making the required footnote disclosures (see Note 5). Accordingly, adoption of this new standard has no impact on the Company's reported financial position or results of operations.

Assessment of Asset Impairment
------------------------------

SFAS No.  121  "Accounting  for the  Impairment  of  Long-Lived  Assets  and for
Long-Lived Assets to be Disposed Of" requires that impairment losses for such assets be based upon the fair value of the assets, and was adopted by the Company as the primary basis by which the Company measures impairment of the SKYCELL System and its related components. The impact of adopting the Statement in 1996 has not resulted in the recording of a provision for impairment of long-lived assets, but there can be no assurance that a material provision for impairment will not be required in the future.

Loss Per Share
--------------

Loss per common share is based on the weighted-average number of shares of Common Stock outstanding during the period. Stock options and warrants are not reflected in the computation since their effect would be antidilutive.


Reclassifications
-----------------

Certain amounts for prior years have been reclassified to conform with current year presentation.


3. STOCKHOLDERS' EQUITY
-----------------------

The Company has authorized 200,000 shares of Preferred Stock and 75,000,000 shares of Common Stock. The par value per share is $0.01 for each class of stock. For each share held, Common stockholders are entitled to one vote on matters submitted to the stockholders. Cumulative voting applies for all elections of directors of the Company.

The Preferred Stock may be issued in one or more series at the discretion of the Board of Directors (the "Board"), without stockholder approval. The Board is authorized to determine the number of shares in each series and all designations, rights, preferences, and limitations on the shares in each series, including, but not limited to, determining whether dividends will be cumulative or noncumulative.

Certain controlling stockholders of the Company have entered into a Stockholders' Agreement (the "Agreement") which contains provisions relating to the election of directors, procedures for maintaining compliance with the FCC's alien ownership restrictions, certain restrictions on the transfer, sale and exchange of Common Stock, and procedures for appointing directors to the Executive Committee of the Board, among others. The Agreement continues in effect until terminated by an affirmative vote of holders of three-fourths of the Company's Common Stock held by parties to the Agreement. Other matters relating to the Company's governance of the Company are set forth in the Certificate of Incorporation and Bylaws.


As of December 31, 1996, the Company had reserved Common Stock for future issuance as detailed below.


Shares issuable upon exercise of warrants, Interim Financing Warrants
       and Guarantee Warrants                                          5,974,596
Amended and Restated Stock Option Plan for Employees                   1,929,446
Stock Option Plan for Non-Employee Directors                              50,000
Employee Stock Purchase Plan                                             220,067
Defined Contribution Plan                                                 35,176
                                                                        --------
        Total                                                          8,209,285
                                                                       =========

4. PROPERTY AND EQUIPMENT
-------------------------

Property and equipment consists of the following:

                                                                December 31
(in thousands)                                             1996            1995

Space Segment                                           $187,386        $253,302
Ground Segment                                           104,227          95,650
Office equipment and furniture                            16,684          13,494
Mobile Data Communications Service                        21,013          18,216
                                                          ------          ------
                                                         329,310         380,662
Less accumulated depreciation and amortization            61,447          18,557
                                                          ------          ------
Property and equipment, net                             $267,863        $362,105
                                                        ========        ========


5. STOCK OPTIONS
----------------

The Company has two active stock option plans. The American Mobile Satellite Corporation 1989 Amended and Restated Stock Option Plan for Employees (the "Plan") permits the grant of non-statutory options and the award of bonus stock up to a total of 2 million shares of Common Stock. On January 24, 1996, the Board authorized an amendment to the Plan to increase the number of shares authorized to 3.5 million, subject to shareholder approval in May 1997. Under the Plan, the exercise price and vesting schedule for options is determined by the Compensation Committee of the Board, which was established to administer the Plan. Generally, options vest over a three year period and will have an exercise price not less than the fair market value of a share on the date the option is granted or have a term greater than ten years.

The Company also has a Stock Option Plan for Non-Employee Directors (the "Director Plan") which provides for the grant of options up to a total of 50,000 shares of Common Stock. The Director Plan was approved by the shareholders on April 27, 1995. Directors receive an initial option to purchase 1,000 shares of Common Stock, with annual option grants to purchase 500 shares of Common Stock. Options under the Director Plan can be exercised at a price equal to the fair market value of the stock on the date of the grant and are fully vested and immediately exercisable on the date of grant. Each Director Plan option expires on the earlier of (i) ten years from the date of grant or (ii) seven months after the Director's termination.


Information regarding the Company's stock option plans is summarized below:

                                                                                                     Weighted Average
                                                                Available            Granted and     Option Price Per
                                                                for Grant            Outstanding          Share

Balance, December 31, 1993                                        388,127                370,228          $18.70
  Granted                                                         (54,105)                54,105           17.82
  Exercised and awarded                                                --                   (701)          15.69
  Forfeited                                                        15,856                (15,856)          18.29
                                                                  -------               --------
Balance, December 31, 1994                                        349,878                407,776           18.60
  Additional shares authorized for grant                           50,000                     --            --
  Granted                                                        (275,480)               275,480           16.88
  Exercised and awarded                                                --                (32,026)          16.10
  Forfeited                                                        60,380                (60,380)          18.50
                                                                  -------               --------
Balance, December 31, 1995                                        184,778                590,850           17.94
  Additional shares authorized for grant                        1,241,138                     --            --
  Granted                                                      (1,565,272)             1,565,272           18.37
  Exercised and awarded                                                --                (37,320)          16.41
  Forfeited and cancelled                                         623,356               (623,356)          23.23
                                                                 --------              ---------
Balance, December 31, 1996                                        484,000              1,495,446          $16.22


Options Exercisable at December 31:


1996                276,804                $17.97
1995                219,272                $18.31
1994                175,471                $17.73


As described in Note 2, the Company accounts for stock compensation costs in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

Had compensation cost been determined based on the fair value at the grant dates for awards under the Company's stock plans in accordance with SFAS No. 123, the net loss would have been increased by $2.3 million ($.09 per share) and $664,000 ($.03 per share) in 1996 and 1995, respectively. As required by SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 1996 and 1995: no historical dividend yield; an expected life of 10 years; historical volatility of 45% and a risk-free rate of return ranging from 5.5% to 7.7%. The weighted-average fair values of the options granted during 1996 and 1995 were $6.93 and $6.44 per share, respectively. The weighted-average contractual lives of the options outstanding at December 31, 1996, was 8.7 years, and the options vested at December 31, 1996, had a weighted-average contractual life of 5.8 years.

6. INCOME TAXES
---------------

The Company accounts for income taxes under the liability method as required in the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax laws and rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under this method, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Potential tax benefits, related to net operating losses and temporary differences, have been recorded as an asset, and a valuation allowance for the same amount has been established. The Company has paid no income taxes since inception.


The following is a summary of the Company's net deferred tax assets.

                                                               December 31
(in thousands)                                             1996           1995

Net Operating Loss for Income Tax Purposes               170,710        $40,358
Deferred Taxes Related to Temporary Differences:
  Tangible asset bases, lives and depreciation methods   (64,889)       (16,997)
  Other                                                    6,229          3,578
                                                          ------         -------
Total deferred tax asset                                 112,050         26,939
Less valuation allowance                                (112,050)       (26,939)
                                                        ---------       --------
Net deferred tax asset                                  $     --        $    --
                                                        =========       ========


Significant timing differences affecting deferred taxes in 1996 were the treatment of costs associated with the Space Segment for financial reporting purposes compared to tax purposes. As of December 31, 1996, the Company had net operating loss carryforwards ("NOLs") of $424.7 million. The NOLs expire in years 2004 through 2011. These NOL carryforwards are subject to certain limitations if there is determined to be a substantial change in ownership as defined in the Internal Revenue Code.


7. LONG-TERM DEBT
-----------------


                                                              December 31
(in thousands)                                           1996             1995

Term Loan Facility                                    $127,000        $     ---
Launch Services Financing                                  ---           40,000
Deferred Payment Agreement                               5,180           14,196
Equipment Financing Agreement                              ---            6,874
Term Loan Agreement                                      5,933            6,794
                                                         -----            -----
                                                       138,113           67,864
Less current maturities                                 11,113           67,864
                                                        ------           ------
Long-term debt                                        $127,000        $     ---
                                                      ========        =========



Bank Financing - Term Loan and Working Capital Facility
-------------------------------------------------------

To satisfy its ongoing financing needs, the Company, on June 28, 1996, established a $225 million debt facility with Morgan Guaranty Trust Company and Toronto Dominion Bank (the "Bank Financing") consisting of two facilities: (i) a $150 million five-year, multi-draw term loan facility (the "Term Loan Facility") with quarterly payments commencing March 31, 1999 through and including June 30, 2001 and (ii) a $75 million five-year revolving credit facility with a bullet maturity on June 30, 2001 (the "Working Capital Facility"). As a result of the receipt of insurance proceeds in excess of $60.0 million (see below), the Bank Financing was subsequently reduced to $219 million. Proceeds from the Bank Financing were used to repay the Interim Financing and the Short-Term Notes (see
Note 7) and to refinance short-term Vendor Financing, and for general working capital purposes. As of March 20, 1997, the Company had drawn down $144.0 million of the Term Loan Facility at an annual interest rate of 5.8125% and $18.0 million of the Working Capital Facility at annual interest rates ranging from 5.6875% to 5.8125%. The Company concluded that it could not complete the Bank Financing without substantial credit support from its principal stockholders (the "Guarantees"). HEC, Singapore and Baron Capital Partners, L.P. (the "Guarantors") guaranteed $200 million of the Bank Financing in exchange for compensation consisting principally of cash fees and warrants (the "Guarantee Warrants"), allowing the Guarantors to purchase 5 million shares of the Company's Common Stock at a price of $24 per share. Under the terms of the Bank Financing and the Guarantee Agreement, borrowings under the Bank Financing are contingent upon the satisfaction by the Company of certain performance tests relating to net revenues, number of subscribers, operating cash flow and earnings before interest, taxes, depreciation and amortization. Because of the slower than anticipated build-up of subscribers and related revenues, during the third and fourth quarters of 1996, the Company did not meet all of these performance tests and required, and obtained, waivers from the Guarantors permitting the Company to borrow up to $155 million under the Bank Financing. The Company subsequently received an additional waiver to borrow up to $162 million under the Bank Financing.

On March 27, 1997, the Company reached agreement with the Guarantors to eliminate the performance tests which must be satisfied for subsequent borrowings. In consideration for this agreement, the Company agreed with the Guarantors to reduce the exercise price of the Guarantee Warrants to $13 per share and to issue additional warrants to the Guarantors relating to 500,000 shares at the reduced exercise price. The Guarantee Warrants, at the date of original issuance, were valued at $19.0 million; the Guarantee Warrants, as modified, have not yet been formally valued. The Guarantee Warrants expire on June 28, 2001. The revised Guarantee Agreement places limitations on the quarterly borrowings which the Company can make under the line as follows: $170 million, $180 million, $190 million and $200 million in the first, second, third and fourth quarters of 1997, respectively. The Company would continue to be subject to maintaining certain subscriber, revenue and debt to subscriber ratios if the Guarantees are released. Additionally, the Bank Financing places certain restrictions on the Company's ability to pay dividends, other indebtedness, transactions with affiliates, and the acquisition of capital assets. The Bank Financing is secured by the pledge of substantially all of the assets of the Company and certain of its subsidiaries.

The Company may need additional financing in 1997 beyond the Bank Financing. There can be no assurance that if additional financing is required, that such financing will be available or that the terms thereof will be favorable to the Company. If the Bank Financing is not sufficient, the Company may not have adequate capital to fund its future operations.

Additionally, the Company incurred $15.3 million of bank financing costs related to the placement of the Term Loan and Working Capital Facility and Guarantees. Such costs have been capitalized and reflected as Deferred Charges and Other Assets in the accompanying balance sheets.

Notes Payable to Bank - Launch Services Financing
-------------------------------------------------

In 1992, the Company signed a contract with General Dynamics Commercial Launch Services Inc. ("GDCLS"), to provide an Atlas IIA launch vehicle and associated services, including a combination launch service and satellite risk coverage package for up to $250 million, for the launch of AMSC-1. In connection with the launch services contract (the "Contract") with Martin Marietta Commercial Launch Services, Inc. ("MMCLS") (as assignee of GDCLS), AMSC Subsidiary entered into a $54.2 million revolving credit and term loan facility ("Credit Agreement") with a syndicate of banks to partially finance the cost of the launch services. Borrowings under the Credit Agreement are subject to periodic interest rate adjustments at either LIBOR plus .75% or the higher of a participating bank's reference rate or .5% above the Federal Funds rate. As of December 31, 1995, $40.0 million had been borrowed and was outstanding under this arrangement at an annual interest rate of 6.75%. The Company made payments in 1995 to reduce the outstanding principal amount under the Credit Agreement to $40.0 million in accordance with the terms of the Credit Agreement. Principal repayments on outstanding borrowings commenced on March 29, 1996 and quarterly thereafter with any outstanding balance due in full on June 30, 2001. As the Company anticipated that it would be in violation of certain financial covenants under the Credit Agreement, the outstanding balance was repaid in full on September 30,1996. As of December 31, 1996, no amounts remained outstanding or available for borrowing.

Deferred Payment Agreement
--------------------------

In 1992, the Company entered into a contract ("CGS Contract") with Westinghouse Electric Corporation ("Westinghouse") pursuant to which Westinghouse was responsible for designing and constructing the Ground Segment and developing the final specification for mobile telephones. In connection with the CGS Contract, Westinghouse agreed to defer payment, including interest thereon, under certain terms and conditions, for the basic purchase price and for change orders and options elected by the Company (the "Deferred Payment Agreement").

Since 1992, the Deferred Payment Agreement has been amended on occasion to reflect, among other things, (i) for 1994, the waiver by Westinghouse of certain obligations and rights under the Deferred Payment Agreement in exchange for a $5.0 million prepayment, (ii) for 1995, the waiver by Westinghouse of unpaid interest of $1.4 million in exchange for a $10.0 million prepayment, (iii) for 1995, in exchange for the Company's agreement to repay in full by September 30, 1996 all amounts due under the Deferred Payment Agreement, Westinghouse agreed to waive all current and future interest charges and obligations and defer AMSC's compliance with certain financial covenants to September 30, 1996 and
(iv) for 1995, an amendment to the Deferred Payment Agreement to reflect final acceptance of the Ground Segment in October 1995. During 1996, the Company made repayments in the amount of $9.4 million and in September 1996 arranged to further defer repayment of the balance of amounts due under the Deferred Payment Agreement until 1997 in exchange for interest on the outstanding balance. As of December 31, 1996, $5.2 million remained outstanding at an annual interest rate of 12%.

The effect of the above amendments is that (i) repayment of obligations would commence on January 31, 1996 with quarterly payments thereafter until September 30, 1996, when all remaining amounts were deferred until 1997, and (ii) a reduction in the cost of the Ground Segment of $ 1.4 million reflecting the contractor's adjustment of the contracted cost. At December 31, 1996, all amounts under the Deferred Payment Obligation were reflected as current portion of long-term debt in the accompanying balance sheet, and no additional financing was available under the Deferred Payment Agreement.

While Westinghouse committed to defer such amounts, its commitment has been reduced, as permitted in the Deferred Payment Agreement, by the financing provided by Digital Equipment Corporation ("DEC") and Northern Telecom Finance Corporation ("Northern Telecom"). The financing provided by DEC for certain Ground Segment equipment has been accounted for as a capital lease in the accompanying financial statements (see Note 9). The Company entered into a Term Loan Agreement (the "Loan Agreement") with Northern Telecom to finance the purchase of certain equipment to be used in the Ground Segment. As amended in 1994, the Loan Agreement provided for principal borrowings up to $7.5 million plus $1.1 million for accrued interest. Amounts outstanding under the Loan Agreement bore interest at a floating rate of LIBOR plus 4.5% per annum through September 1996 and were to be repaid over 5 years commencing in the second quarter of 1995. In September 1996, the Company arranged to reduce the interest rate to a floating rate of LIBOR plus 2.5% through maturity and to further defer amounts due under the Loan Agreement to 1997. As of December 31, 1996, $5.9 million was outstanding at an annual interest rate of 7.94%, and all amounts borrowed under the Loan Agreement were classified as current portion of long term debt in the accompanying balance sheet.


Equipment Financing to Related Party
------------------------------------

The Company entered into a contract to purchase from Hughes Network Systems Ltd. ("HNS Ltd."), an affiliate of Hughes, $9.1 million of certain equipment to be used with its Mobile Data Communications Service products. In addition, the Company purchased from HNS Ltd., on behalf of an AMSC customer, equipment aggregating $5.2 million, with such amounts passed through to AMSC's customer at acceptance. Equipment purchases were fully financed by HNS Ltd. at LIBOR plus 150 basis points, with interest payable quarterly. Principal amounts outstanding under this arrangement were due in full on December 31, 1996. Final payment was made on December 17, 1996 and as of December 31, 1996, no amounts remained outstanding or available for borrowing.

Interim Financing and Short-Term Notes
--------------------------------------

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

The Company on April 22 and on June 12, 1996 issued Short-Term Notes in the aggregate principal amount of $30.0 million. The Short-Term Notes bore interest at annual rates ranging from 5.6% to 5.7%, and, as amended, matured and were repaid on July 1, 1996. See Note 1.

The Company incurred interest costs of approximately $15.1 million, $5.6 million, and $3.5 million in 1996, 1995, and 1994, respectively. All interest costs incurred in 1994, and through September 30, 1995 were capitalized as part of the Company's construction activities. The capitalization of interest was discontinued in the fourth quarter of 1995 when the SKYCELL System was deemed substantially complete and ready for its intended use. Interest cost paid, net of amounts capitalized, was $ 327,000 in 1995. Interest costs incurred prior to 1992 were expensed.

Assets Pledged and Secured
--------------------------

All of the Company's assets at December 31, 1996 are pledged as collateral under its various financing agreements. At December 31, 1996 AMSC Subsidiary's net assets of approximately $178.0 million were restricted under the terms of its financing agreements.

Covenants
---------

The debt agreements and related Guarantee Agreements entered into by the Company contain various restrictions, covenants, defaults, and requirements customarily found in such financing agreements. Among other restrictions, these provisions include limitations on cash dividends, restrictions on transactions between AMSC and its subsidiaries, restrictions on capital acquisitions, material adverse change clauses, and maintenance of specified insurance policies. The Company did not expect to be in compliance with certain financial covenants of its existing Vendor Financing agreements, and the Company has received waivers and amendments for these covenants for the period up to and including December 31, 1996. Additionally, the Company was not in compliance with certain Guarantor covenants for the period ended December 31, 1996. The Company received waivers and amendments for these covenants for the period up to and including December 31, 1996.

8. RELATED PARTIES
------------------

In 1990, following a competitive bid process, AMSC signed contracts with Hughes Aircraft, the parent company of Hughes Communications Satellite Services ("Hughes Communications"), an AMSC stockholder, to construct AMSC-1 (the "Satellite Construction Contract"). AMSC-1 is designed to have ten years of
in-orbit  useful  service.   The  contract  also  contains  flight   performance
incentives payable by the Company to Hughes Aircraft if AMSC-1 performs according to the contract. The total incentives owed, if earned, will be $7.1 million, plus interest, with payment amounts otherwise due deferred until January 1998. The costs of the incentives are capitalized in the period earned. The Company also in 1990 selected HNS Ltd., an affiliate of Hughes Aircraft, to design, manufacture, and implement the Company's Mobile Data Communications
Service. In 1991, the Company entered into an agreement with Hughes Communications to provide assistance in the launch services procurement process and certain other management services through the launch date. Additionally, in 1996, Hughes loaned the Company $10.0 million as part of its participation in the Interim Financing.

The Company has entered into various transactions and agreements with affiliates of AT&T Wireless Services, Inc. ("AT&T Wireless"), an AMSC stockholder. The arrangements include the purchase by AMSC of certain equipment for use in the SKYCELL System, the leasing of certain office equipment, and the engagement of AT&T to be one of the Company's long-distance providers. Additionally, the Company sublet certain office space to AT&T Wireless through September 1996. The following table represents a summary of all related party transactions.


                                                                      Years Ended December 31
(in thousands)                                             1996                1995                1994

Payments made to (from) related parties:
Additions to property under construction                 $  ---              $3,029              $1,749
Additions to property and equipment in service            2,847                 265               3,731
Proceeds from debt issuance                             (10,000)                ---                 ---
Payments on debt obligations                             20,926                 251              27,797
Payment for Guarantees                                    3,000                 ---                 ---
Operating expenses                                        3,817               1,453                 ---
Sublease income                                            (205)               (239)               (228)
Loan to officer                                             ---                 ---                (200)
Collection of loan to officer                               ---                 ---                 200
Other                                                       ---                (506)                ---
                                                        -------             -------            --------
Net payments to related parties                         $20,385              $4,253             $33,049
                                                        =======              ======             =======

Due to (from) related parties:
Mobile Data Communications Service Financing             $  ---              $7,180             $   ---
Capital leases                                              446                 631                 ---
Operating expenses                                          185                 708                 ---
Capital acquisitions                                      1,584               1,924               1,247
Other                                                       ---                 ---                (506)
                                                         ------             -------              ------
Net amounts due to related parties                       $2,215             $10,443                $741
                                                         ======             =======              ======

9. LEASES
---------

Capital Leases
--------------

The Company leases certain office equipment and Ground Segment equipment under agreements accounted for as capital leases. Assets recorded as capital leases in the accompanying balance sheets include the following:


                                                            December 31
(in thousands)                                            1996          1995

Ground Segment equipment                                 $7,263        $7,263
Office equipment                                          4,088         2,137
Less accumulated amortization                             2,826           877
                                                          -----           ---

Total                                                    $8,525        $8,523
                                                         ======        ======


Amortization of the Ground Segment equipment began with the commencement of full commercial service in December 1995.

In January 1996, the Company refinanced certain computer hardware components under a sale/leaseback arrangement. The Company received proceeds in the amount of $1.7 million. The transaction was accounted for as a financing, wherein the property remains on the books and continues to be depreciated. A financing obligation representing the proceeds was recorded, and is reduced based on payments under the lease. The sale/leaseback has a three-year term.

Operating Leases
----------------

The Company leases certain facilities and equipment under arrangements accounted for as operating leases. Certain of these arrangements have renewal terms. The office lease has an original lease term of ten years expiring in 2003, with a renewal option, and escalation clauses. Total rent expense, under all operating leases, approximated $2.5 million, $10.6 million, and $6.9 million in 1996, 1995, and 1994, respectively.

At December 31, 1996, minimum future lease payments under noncancelable operating and capital leases are as follows:

                                                    Operating           Capital
(in thousands)                                       Leases             Leases

1997                                                   2,157              4,364
1998                                                   2,218              2,128
1999                                                   2,148                365
2000                                                   2,044                215
2001                                                   2,085                 --
2002 and thereafter                                    4,286                 --
                                                      ------            -------
Total                                                $14,938             $7,072
                                                     =======
Less - Interest                                                             584
                                                                         ------
Total obligation under capital leases                                    $6,488
                                                                         ======


10. OPERATING AGREEMENTS AND COMMITMENTS
----------------------------------------

Joint Operating and Satellite Capacity Agreements
-------------------------------------------------

The Company is party to a Joint Operating Agreement and a Satellite Capacity Agreement with a Canadian entity, TMI Communications and Company, Limited Partnership, under which the parties would use their best efforts to construct, launch, and operate compatible satellites. The parties to these agreements will provide, among other things, emergency backup and restoral services to each other during any period in which the other's satellite is not functioning properly. Additionally, each party will be entitled to lease excess capacity from the other party's satellite under specified terms and conditions. The implementation of these agreements requires regulatory approvals by the FCC and Industry Canada (formerly Canada's Department of Industry and Science). The Company has received, and expects to continue to seek approvals contemplated under these agreements on a timely basis.

Commitments
-----------

At December 31, 1996, the Company had remaining contractual commitments to purchase both mobile data terminal inventory and mobile telephone inventory approximating $28.6 million and capital expenditure commitments of approximately $387,000.

The aggregate fixed and determinable portion of all inventory commitments, capital expenditure commitments and obligations for other fixed contracts for the next five years is as follows.


(in thousands)

1997                                                      $27,993
1998                                                        5,548
1999                                                        1,280
2000                                                          426
2001 and thereafter                                            --
                                                          -------
Total                                                     $35,247
                                                          =======


Additionally, the Company may enter into additional commitments that may require the purchase of mobile telephone and mobile terminal inventory in amounts that could be material to the Company's financial condition.

11. EMPLOYEE BENEFITS
---------------------

Defined Contribution Plan
-------------------------

The Company sponsors a 401(k) defined contribution plan ("401(k) Savings Plan") in which all employees can participate. Effective January 1, 1995, the 401(k) Savings Plan provides for a Company match of employee contributions, in the form of Common Stock, limited to the fair market value of up to one-half of the employee's contribution not to exceed 6% of an employee's salary. The Company's matching expense was $411,000 for 1996 and $329,000 for 1995.

Employee Stock Purchase Plan
----------------------------

In December 1993, the Company adopted the Employee Stock Purchase Plan ("Stock Purchase Plan") to allow eligible employees to purchase shares of the Company's Common Stock at 85% of the lower of market value on the first and last business day of the six-month option period. An aggregate of 39,366 and 30,877,and 9,690 shares of Common Stock were issued under the Stock Purchase Plan in 1996, 1995, and 1994 respectively.
                                      F-27

12.  BUSINESS ACQUISITION
-------------------------

On November 22, 1996, the Company acquired the assets of Rockwell Collins, Inc. ("Rockwell") relating to its Land Transportation Electronics Mobile Communications Satellite Service business (the "Business") through which Rockwell had sold mobile messaging hardware and services to commercial trucking fleets. The assets of the Business were acquired from Rockwell through the assumption by the Company of the various contracts and obligations of Rockwell relating to the Business; no additional direct payments were made or are to be made under the terms of the Asset Sale Agreement, dated as of November 22, 1996. The assets of the business acquired from Rockwell include tangible equipment, completed inventory and future inventory deliveries which will be used in connection with fulfilling the contracts transferred with the Business. The Company intends to continue such use in operating the Business.

The purchase  method of  accounting  for  business  combinations  was used.  The operating results of the Business have been included in the Company's consolidated statements of loss from the date of acquisition and were insignificant in 1996. The Company's preliminary estimate of the fair value of the assets acquired was $9.5 million and liabilities assumed was $6.1 million. The fair value of assets acquired in excess of purchase price arising from the acquisition in the amount of $3.4 million will be amortized over five years on a straight line basis.

The pro forma results below (unaudited) assume the acquisition occurred at the beginning of the year ended December 31, 1995 (dollars in thousands, except per share data).


                                                             1996               1995

Revenue                                                   $33,333            $23,600
Net Loss                                                $(148,434)          $(91,028)
Loss per share                                             $(5.93)            ($3.66)


13. LEGAL AND REGULATORY AND OTHER MATTERS
------------------------------------------

Legal and Regulatory Matters
----------------------------

Like other mobile service providers in the telecommunications industry, the Company is subject to substantial domestic, foreign and international regulation including the need for regulatory approvals to both complete and operate the SKYCELL System and operate mobile data terminals and mobile telephones.

The successful operation of the SKYCELL System is dependent on a number of factors, including the amount of L-band spectrum made available to the Company pursuant to an international coordination process. The United States is currently engaged in an international process of coordinating the Company's access to the spectrum that the FCC has assigned to the Company. While the Company believes that substantial progress has been made in the coordination process and expects that the United States government will be successful in securing the necessary spectrum, the process is not yet complete. The inability of the United States government to secure sufficient spectrum could have an adverse effect on the Company's financial position, results of operations and cash flows.

The Company has the necessary regulatory approvals, some of which are pursuant to special temporary authority, to commence full commercial revenue service. The Company has filed applications with the FCC and expects to file applications in the future with respect to the operation of the SKYCELL System and certain types of mobile data terminals and mobile telephones. Certain of its applications pertaining to future service have been opposed. While the Company, for various reasons, believes that it will receive the necessary approvals on a timely basis, there can be no assurance that the requests will be granted, will be granted on a timely basis or will be granted on conditions favorable to the Company. Any significant changes to theapplications resulting from the FCC's review process or any significant delay in their approval could adversely affect the Company's financial position, results of operations and cash flows.

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

In 1992, a former director of AMSC filed an Amended Complaint against the Company alleging violations of the Communications Act of 1934, as amended, and of the Sherman Act and breach of contract. The suit seeks damages for not less than $100 million trebled under the antitrust laws plus punitive damages, interest, attorneys fees and costs. In mid-1992, the Company filed its response denying all allegations. The Company's motion for summary judgment, filed on March 31, 1994, was denied on April 18, 1996. The matter has now been set for trial beginning December 1997. Management believes that the complaint is without merit, and the ultimate outcome of this matter will not be material to the Company's financial position, results of operations or cash flows.

In October 1996, a vendor filed a complaint against the Company concerning the production of approximately 7,500 mobile data terminals. The Company resolved its disagreement with the vendor in January 1997 without additional liability to the Company. The suit was withdrawn in February 1997, and production and delivery of the remaining 7,500 mobile data terminals is scheduled to commence in March, 1997.

Other Matters
-------------

As previously reported, the satellite has, in the past, experienced certain technological anomalies, most significantly with respect to its eastern beam. On August 1, 1996, the Company reached a resolution of the claims under its satellite insurance contracts and policies and received proceeds in the amount of $66.0 million which were used to repay the Working Capital Facility and portions of the Term Loan Facility and the Vendor Financing. The carrying value of the satellite was reduced by the net insurance proceeds, which resulted in a reduction of future depreciation charges beginning in the third quarter of 1996. The satellite has not experienced any anomalies other than those previously reported, however, there can be no assurance that the satellite will not experience subsequent anomalies that could adversely impact the Company's financial condition, results of operations and cash flows.



14. SUPPLEMENTAL CASH FLOW  INFORMATION
--------------------------  -----------

                                                                                     Years Ended December 31
(in thousands)                                                                  1996           1995            1994

Noncash investing and financing activities:
Leased asset and related obligations                                            $284         $1,351          $2,436
Issuance of Common Stock purchase warrants                                    21,253            ---             ---
Issuance of Common Stock upon exercise of Common
  Stock purchase warrants                                                        845            ---             ---
Vendor Financing for property under construction                                 ---          7,561          10,229
Vendor Financing for property in service                                       2,440          4,560             ---
Issuance of Common Stock under the Defined Contribution Plan                     411            329             ---
Net assets acquired as a result of Business Acquisition (Note 12)              3,488            ---             ---


QUARTERLY FINANCIAL DATA (unaudited)
------------------------------------
(dollars in thousands, except for share data)


                                                 1996-quarters                                        1995-quarters
                                 1st           2nd           3rd          4th           1st          2nd          3rd        4th
Revenues                       $4,369        $6,749        $7,405       $9,207        $1,854      $1,813        $2,057    $3,073
Operating expenses (1)         31,371        45,747        33,914       36,737         9,957      11,285        15,585    42,471
                              -------       -------       -------      -------        ------     -------       -------    ------
Loss from operations          (27,002)      (38,998)      (26,509)     (27,530)       (8,103)     (9,472)      (13,528)  (39,398)
Interest and other
 income (expense)              (2,875)       (4,511)       (3,493)      (3,720)        1,774       1,339         1,026      (555)
                               -------       -------       -------      -------        ------      ------        ------     -----
Net Loss                      (29,877)      (43,509)      (30,002)     (31,250)       (6,329)     (8,133)      (12,502)  (39,953)
Net loss per common
 share (2)                     $(1.20)       $(1.74)       $(1.20)      $(1.24)       $(0.26)     $(0.33)       $(0.50)   $(1.60)

Weighted-average common shares
outstanding during the period
         (000s)                24,995        25,012        25,065       25,092        24,808      24,899        24,941    24,947

Market price per share (3)
          High                 $33.25        $20.00        $17.50       $14.62        $20.75      $30.25        $28.25    $31.25
          Low                  $16.00        $15.00        $10.75        $9.25        $12.50      $18.78        $21.50    $19.00


(1) Fourth quarter of 1995 includes a charge of $7.0 million for the costs associated with the temporary delay in the delivery of certain subscriber equipment, and the write-down of certain assets of Mobile Data Communications Service, including inventory, to net realizable value.

(2) Loss per share calculations for each of the quarters are based on the weighted average number of shares outstanding for each of the periods, and the sum of the quarters may not necessarily be equal to the full year loss per share amount.

(3) The Company's Common Stock is listed under the symbol SKYC on the Nasdaq National Market System. The Company's Common Stock was not publicly traded prior to December 14, 1993. The quarterly high and low sales price represents the closing price in the Nasdaq National Market System. The quotations represent inter-dealer quotations, without retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

Selected Financial Data
-----------------------

Set forth below is the selected financial data for the Company for the five fiscal years ended December 31, 1996:



(dollars in thousands, except for per share data)
                                                         1996            1995             1994          1993           1992

Revenues                                              $27,730          $8,797           $5,240          $852           $277
Net Loss                                            $(134,638)       $(66,917)        $(21,103)     $(25,180)      $(24,281)
Net Loss per Common Share                              $(5.38)         $(2.69)          $(0.86)       $(2.49)        $(2.71)
Dividends on Common Stock (1)                            None            None             None          None           None

Consolidated Balance Sheet Data:
Cash and Cash Equivalents                              $2,182          $8,865         $137,287      $243,060         $6,713
Property Under Construction                               ---             ---          263,505       204,740        121,804
Total Assets                                          350,173         398,351          448,674       460,382        146,823
Current Liabilities                                    57,669         104,772           37,251        36,309         16,256
Long-Term Obligations                                 133,804           6,052           59,879        56,703         37,745
Stockholders' Equity                                  158,700         287,527          351,544       367,370         92,822


(1) The Company has paid no dividends on its Common Stock since inception and does not plan to pay dividends on its Common Stock in the foreseeable future. In addition, the payment of dividends is subject to restrictions described in Note 7 to the financial statements and discussed in Management's Discussion and Analysis.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------





To American Mobile Satellite Corporation

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of American Mobile Satellite Corporation and Subsidiaries (a Delaware corporation) included in this Form 10-K and have issued our report thereon dated March 27, 1997. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





Washington, D.C.,
March 27, 1997

                                                                      SCHEDULE I

                      AMERICAN MOBILE SATELLITE CORPORATION
                      -------------------------------------

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                  ---------------------------------------------
                              (Parent Company Only)

                            Condensed Balance Sheets


                                                                                    December 31,
                                                                              1996                  1995
                                                                             (in thousands of dollars)



                           ASSETS

Investment in and amounts due from wholly-owned subsidiaries                 $158,713             $287,527
                                                                            ---------             --------

         Total assets                                                        $158,713             $287,527
                                                                             ========             ========


         LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                                             $13             $    --

Stockholders' Equity
         Preferred Stock                                                           --                  --
         Common Stock                                                             251                  250
         Additional paid-in capital                                           451,259              448,757
         Common stock purchase warrants                                        23,848                3,440
         Unamortized stock purchase warrants                                  (17,100)                 --
         Accumulated loss                                                    (299,558)            (164,920)
                                                                             ---------            ---------
                  Total Stockholders' Equity                                 $158,700             $287,527
                                                                             --------             --------

                  Total Liabilities and Stockholders' Equity                 $158,713             $287,527
                                                                             ========             ========


                                                                      SCHEDULE I

                      AMERICAN MOBILE SATELLITE CORPORATION
                      -------------------------------------

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                  ---------------------------------------------
                              (Parent Company Only)

                          Condensed Statements of Loss

                                                                           For the Years Ended December 31,
                                                                         1996             1995                1994

Revenues
         Mgmt fees from wholly-owned subsidiary                        $1,200           $1,200              $1,200

Operating Expenses
         Engineering operations                                            --               87                 158
         Sales and marketing                                               --               91                  91
         General and administrative                                     2,452              595                 439
                                                                        -----            -----                ----
           Total operating expenses                                     2,452              773                 688

(Loss) income from operations                                          (1,252)             427                 512

Interest income                                                            --            3,258               7,524
Interest expense                                                       (1,900)              --                  --
                                                                       -------          ------             -------

(Loss) income before Net loss of AMSC SUB                              (3,152)           3,685               8,036

         Net loss of AMSC SUB -- Note A                              (131,486)         (70,602)            (29,139)
                                                                     ---------         --------            --------

Net Loss                                                            $(134,638)        $(66,917)           $(21,103)
                                                                    ==========        =========           =========

                                                                      SCHEDULE I

                      AMERICAN MOBILE SATELLITE CORPORATION
                      -------------------------------------

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                  ---------------------------------------------
                              (Parent Company Only)

                       Condensed Statements of Cash Flows

                                                                           For the Years Ended December 31,
                                                                       1996             1995              1994

Cash Provided From Operating Activities                              $1,424           $5,067            $7,151

Investing Activities:
  Advances to and investment in subsidiaries                         (2,672)        (162,778)          (68,833)
  Sales (Purchases) of short-term investments-net                        --           28,717           (28,717)
                                                                   ---------        ---------         ---------
Cash (Used in) Investing Activities                                  (2,672)        (134,061)          (97,550)

Financing Activities:
  Proceeds from sale of Common Stock                                  1,248            2,569             5,277
  Repayment of Convertible Subordinated Notes                            --               --           (27,667)
                                                                   ---------        ---------         ---------
Cash Provided by (Used in) Financing Activities                       1,248            2,569           (22,390)

Decrease for the period                                                  --         (126,425)         (112,789)
Beginning of period                                                      --          126,425           239,214
                                                                   ---------        ---------          --------
End of period                                                      $     --         $     --          $126,425
                                                                    ========         =======          ========


                                                                      SCHEDULE I

                      AMERICAN MOBILE SATELLITE CORPORATION
                      -------------------------------------

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                  ---------------------------------------------
                              (Parent Company Only)

                     Notes to Condensed Financial Statements

Note A -- Background and Basis of Presentation

         American Mobile Satellite Corporation was incorporated on May 3, 1988, by eight of the initial applicants for the mobile satellite services license, following a determination by the Federal Communications Commission ("FCC") that the public interest would be best served by granting the license to a consortium of all willing, qualified applicants. The FCC has authorized American Mobile Satellite Corporation to construct, launch, and operate a mobile satellite services system (the "SKYCELL System") to provide a full range of mobile voice and data services via satellite to land, air, and sea-based customers in a service area consisting of the continental United States, Alaska, Hawaii, Puerto Rico, the U.S. Virgin Islands, U.S. coastal waters, international waters and airspace and any foreign territory where the local government has authorized the provision of service. In March 1991, American Mobile Satellite Corporation transferred the mobile satellite services license ("MSS license") to a wholly owned subsidiary, AMSC Subsidiary Corporation (AMSC SUB"). American Mobile Satellite Corporation has six other subsidiaries, two of which are inactive and four whose limited activities do not require material resources at this time.

         In the parent Company-only financial statements, the Company's investment in subsidiaries is stated at cost less losses of AMSC SUB. The net loss of AMSC SUB is included in these financial statements using the equity method. The Company has entered into various transactions with its wholly-owned subsidiaries. These transactions are eliminated in the audited consolidated financial statements and are summarized as follows:

                                                          1996             1995              1994
                                                          ----             ----              ----
                                                                     (in thousands of dollars)
Investment in and amounts due from wholly-owned
         subsidiaries                                   $158,713         $287,527          $195,351
Management fees                                            1,200            1,200             1,200
Interest income                                           29,485           23,445             9,548

         Parent company-only financial statements should be read in conjunction with the Company's consolidated financial statements.

Note B -- Investment in AMSC SUB

         As stated in Note A, the Company records its investment in AMSC SUB on the equity method. The recoverability of such investment is subject to the risks associated with the development of establishing a new business. Specifically, future operating results of AMSC SUB will be subject to significant business, economic, regulatory, technical and competitive uncertainties and contingencies. Additionally, adequate liquidity and capital are critical to the ability of AMSC SUB to continue as a going concern.

         AMSC SUB, in January 1996, entered into a $40.0 million bank credit facility (the "Interim Financing"). The lenders received warrants to purchase an aggregate of 100,000 shares of Common Stock at $.01 per share. To satisfy its ongoing financing needs, the Company, on June 23, 1996, established a $225 million debt facility with Morgan Guaranty Trust Company and Toronto Dominion Bank (the "Bank Financing") consisting of two facilities: (i) a $150 million five-year, multi-draw term loan facility (the "Term Loan Facility") with quarterly payments commencing March 31, 1999 through June 30, 2001, and (ii) a $75 million five-year revolving credit facility with a bullet maturity on June 30, 2001 (the "Working Capital Facility"). The Company concluded that it could not complete the Bank Financing without substantial credit support from its principal stockholders (the "Guarantees"). Hughes Electronics Corporation ("HEC"), Singapore Telecommunications, Ltd. ("Singapore") and Baron Capital, L.P. (the "Guarantors") guaranteed $200 million of the Bank Financing (the "Guarantee Agreement") in exchange for compensation consisting principally of cash fees and warrants (the "Guarantee Warrants"). The Guarantee Warrants allow the Guarantors to purchase 5 million shares of the Company's Common Stock at a price of $24 per share.

Because of the slower than anticipated build-up of subscribers and related revenues, during the third and fourth quarters of 1996, the Company did not meet all of the performance tests required to obtain certain borrowing levels under the Guarantee Agreement and required, and obtained, waivers from the Guarantors permitting the Company to borrow up to $155 million under the Bank Financing. The Company subsequently received an additional waiver from the Guarantors to borrow up to $162 million under the Bank Financing. On March 27, 1997, the Company reached agreement with the Guarantors to eliminate the performance tests which must be satisfied for subsequent borrowings. In consideration for this agreement, the Company agreed with the Guarantors to reduce the exercise price of the Guarantee Warrants to $13 per share and to issue additional warrants to the Guarantors relating to 500,000 shares at the reduced exercise price. The Guarantee Warrants, at the date of original issuance, were valued at $19.0 million; the Guarantee Warrants, as modified, have not yet been formally valued. The Guarantee Warrants expire on June 28, 2001.

Note C -- Guarantee

         The Company has guaranteed various obligations of AMSC SUB. These guaranteed obligations include amounts borrowed under AMSC SUB's Bank Financing, ground segment financing agreements and obligations of AMSC SUB under an office lease agreement.


Note D -- Legal Matters

In 1992, a former director of the Company filed an Amended Complaint against the Company alleging violations of the Communications Act of 1934, as amended, and the Sherman Act and breach of contract. The suit seeks damages for not less than $100 million trebled under the antitrust laws plus punitive damages, interest, attorney's fees and costs. In mid 1992, the Company filed its response denying all allegations. The Company's motion for summary judgment, filed on March 31, 1994, was denied on April 18, 1996. The matter has now been set for trial beginning December, 1997. Management believes that the complaint is without merit, and the ultimate outcome of this matter will not be material to the Company's financial condition, results of operations or cash flows.