Form 10-Q
period 1997-03-31
AMERICAN MOBILE SATELLITE CORP
filed 1997-05-14
CIK 913665

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997
                         Commission file number 0-23044

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares of Common Stock outstanding at April 30, 1997: 25,119,953
                                                                ----------

                          PART I--FINANCIAL INFORMATION

                          Item 1. Financial Statements

             AMERICAN MOBILE SATELLITE CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF LOSS
                         -------------------------------
                      (in thousands, except per share data)
                                   (Unaudited)




                                                       Three Months Ended
                                                           March 31,
                                                   1997                   1996
REVENUES
           Services                              $4,153                 $1,793
           Sales of equipment                     4,532                  2,576
                                                  -----                  -----

           Total Revenue                          8,685                  4,369

COSTS AND EXPENSES
           Cost of service and operations         8,873                  6,803
           Cost of equipment sold                 5,442                  2,443
           Sales and advertising                  3,221                  6,018
           General and administrative             4,868                  4,963
           Depreciation and amortization          9,937                 11,144
                                                  -----                 ------

           Operating Loss                       (23,656)               (27,002)

INTEREST AND OTHER INCOME                           945                    109
INTEREST EXPENSE                                 (4,370)                (2,984)
                                                --------               --------

NET LOSS                                       $(27,081)              $(29,877)
                                               =========              =========

NET LOSS PER COMMON SHARE                        $(1.08)                $(1.20)
                                                 =======                =======

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
           DURING THE PERIOD (000'S)             25,109                 24,995
                                                 ------                 ------

See notes to consolidated financial statements.

                          PART I--FINANCIAL INFORMATION

             AMERICAN MOBILE SATELLITE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                 (in thousands)
                                   (Unaudited)

                                                             March 31,           December 31,
                                                               1997                  1996
                                                               ----                  ----
ASSETS
Current Assets:
       Cash and cash equivalents                                   $1,572                 $2,182
       Inventory                                                   41,517                 38,034
       Prepaid in-orbit insurance                                   3,387                  5,080
       Accounts receivable-trade                                    8,083                  6,603
       Other current assets                                        13,196                 14,247
                                                                  -------                -------
       Total current assets                                        67,755                 66,146

PROPERTY AND EQUIPMENT - NET                                      259,546                267,863

DEFERRED CHARGES AND OTHER ASSETS - NET                            18,327                 16,164
                                                                  -------                 ------
       Total assets                                              $345,628               $350,173
                                                                 ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
       Accounts payable and accrued expenses                      $31,537                $42,625
       Obligations under capital leases due within one year         4,023                  3,931
       Current portion of long-term debt                            8,113                 11,113
                                                                   ------                 ------
       Total current liabilities                                   43,673                 57,669
Long-term Liabilities:
       Obligations under Bank Facility                            162,000                127,000
       Capital lease obligations                                    1,513                  2,557
       Fair value of assets acquired in excess
         of purchase price                                          3,246                  3,395
       Other long-term liabilities                                    879                    852
                                                                 --------               --------
       Total long-term liabilities                                167,638                133,804
                                                                 --------                -------

       Total liabilities                                          211,311                191,473

Minority Interest                                                   1,500                     --
Stockholders' Equity:
       Preferred stock, par value $0.01; no shares issued              --                     --
       Common stock, voting, par value $0.01                          251                    251
       Additional paid-in capital                                 451,507                451,259
       Common stock purchase warrants                              23,848                 23,848
       Unamortized guarantee warrants                             (16,150)               (17,100)
       Retained loss                                             (326,639)              (299,558)
                                                                 ---------              ---------
       Total stockholders' equity                                 132,817                158,700
                                                                  --------               -------
       Total liabilities and stockholders' equity                $345,628               $350,173
                                                                 =========              ========

See notes to consolidated financial statements.




                          PART I--FINANCIAL INFORMATION

             AMERICAN MOBILE SATELLITE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                                                               Three Months Ended
                                                                                                     March 31,
                                                                                           1997                    1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                              $(27,081)               $(29,877)
Adjustments to reconcile net loss to net cash used in operating activities:

       Amortization of debt discount and issuance costs                                   1,754                     996
       Depreciation and amortization                                                      9,937                  11,144
       Deferred and other items, net                                                       (37)                     645
       Changes in assets and liabilities:
         Prepaid in-orbit insurance                                                       1,693                   1,608
         Trade accounts receivable                                                      (1,480)                   (932)
         Other current assets                                                             1,051                   (735)
         Inventory                                                                      (3,483)                 (4,321)
         Accounts payable and accrued expenses                                          (9,070)                 (6,709)
                                                                                        -------                 -------
       Net cash used in operating  activities                                          (26,716)                (28,181)

CASH FLOWS FROM INVESTING ACTIVITIES:
       Investment in AMRC                                                               (3,000)                      --
       Additions to property and equipment                                              (3,574)                 (4,893)
                                                                                        -------                 -------
       Net cash used in investing activities                                            (6,574)                 (4,893)


CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from issuance of Common Stock                                               141                     818
       Proceeds from issuance of Common Stock of AMRC                                     1,500                      --
       Principal payments under capital leases                                             (952)                   (577)
       Proceeds from short-term borrowings                                                   --                  35,000
       Proceeds from debt                                                                    --                   1,700
       Payments on long-term debt                                                        (3,000)                 (8,754)
       Debt issuance costs                                                                   --                    (270)
       Proceeds from long-term debt                                                      35,000                      --
       Deferred charges and other assets                                                    (9)                      --
                                                                                       --------                  ------
       Net cash provided by financing activities                                         32,680                  27,917
                                                                                         ------                  ------

       Net decrease in cash and cash equivalents                                           (610)                 (5,157)

       CASH AND CASH EQUIVALENTS, beginning of period                                     2,182                   8,865
                                                                                          -----                   -----
       CASH AND CASH EQUIVALENTS, end of period                                          $1,572                  $3,708
                                                                                         ======                  ======

See notes to consolidated financial statements.




                          PART I--FINANCIAL INFORMATION

             AMERICAN MOBILE SATELLITE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                 March 31, 1997
                                   (Unaudited)


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

American Mobile Satellite Corporation together with its subsidiaries ("AMSC" or the "Company") is devoting its efforts to expanding a developing business. As further discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, this effort involves substantial risk. Specifically, future operating results will be subject to significant business, liquidity, economic, regulatory, technical, and competitive uncertainties and contingencies. The integration of the components of the SKYCELL System is a complex undertaking. Delays in the integration of the SKYCELL System have already occurred, and there can be no assurance that further delays would not occur. Depending on their extent and timing, these factors individually or in the aggregate could have an adverse effect on the Company's financial condition and future operating results.

On April 2, 1997, American Mobile Radio Corporation ("AMRC"), a subsidiary of AMSC, was a winning bidder for an FCC license to provide satellite-based Digital Audio Radio Service ("DARS") throughout the United States (see "Liquidity and Financing"). As previously reported, AMSC entered into an agreement with WorldSpace, Inc. ("WorldSpace"), by which WorldSpace acquired a 20% participation in AMRC. In connection with the DARS auction, AMRC also arranged for financing of the FCC license fees as well as for initial working capital needs. The terms of the financing, which also included the issuance of options, would, if the options were exercised, have a dilutive impact on AMSC's ownership interest in AMRC. The operations and financing of AMRC are maintained separate and apart from the operations and financing of AMSC.

American Mobile Satellite Corporation has five other subsidiaries, two of which are inactive and three whose limited activities do not require material resources at this time.



2.  Basis of Presentation

The consolidated balance sheet as of March 31, 1997, and the consolidated statements of loss and cash flows for the three months ended March 31, 1997 and 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1997, and for all periods presented have been made. The balance sheet at December 31, 1996 has been taken from the audited financial statements.

The unaudited consolidated condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the Company believes that the disclosures made are adequate to make the information presented not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1996 Annual Report on Form 10-K ("1996 10-K").

The Company paid approximately $1.1 million and $2.1 million in the three-month periods ended March 31, 1997 and 1996, respectively, to related parties for capital assets, service-related obligations, and payments under financing agreements. Total indebtedness to related parties as of March 31, 1997 approximated $2.7 million.

Loss per common share is based on the weighted-average number of shares of Common Stock outstanding during the period. Stock options and common stock purchase warrants are not reflected since their effect would be antidilutive.

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." This Statement, applicable to reporting periods ending after December 15, 1997, governs the calculation of Earnings per Share ("EPS"), and requires that EPS calculations be presented as Basic Earnings per Share and Diluted Earnings per Share. The impact of adopting the Statement is not expected to be material to the financial statements.

3.  Liquidity and Financing

Adequate liquidity and capital are critical to the ability of the Company to continue as a going concern and to fund subscriber acquisition programs necessary to reach cash positive and profitable operations. As previously reported, the Company has established a debt facility with Morgan Guaranty Trust Company and Toronto Dominion Bank (the "Bank Financing") consisting of a Term Loan Facility and a Working Capital Facility. The Bank Financing is fully guaranteed by certain AMSC shareholders. As previously reported, the Company, on March 27, 1997, reached an agreement with the Guarantors to eliminate all covenant tests in exchange for additional warrants and a re-pricing of warrants previously issued (together, the "Guarantee Warrants"). Previously, the Guarantee Warrants had been valued at $19.0 million. As of April 30, 1997, the Guarantee Warrants had not yet been re-valued. As of April 30, 1997, the Company had drawn down $144.0 million of the Term Loan Facility at annual interest rates ranging from 5.8125% to 5.9375%, and $27.0 million of the Working Capital Facility at annual interest rates ranging from 5.8125% to 6.0%.

The Company may need financing in 1997 beyond the Bank Financing. There can be no assurance that, if additional financing is required, such financing will be available or that the terms thereof will be favorable to the Company. If the Bank Financing is not sufficient, the Company may not have adequate capital to fund its future operations. The Company expects that operating revenues will be insufficient to cover operating expenses until sometime in 1998 or beyond.

On March 12 1997, the Company received waivers of certain financial covenants contained in the ground segment obligations ("Ground Segment Obligations") for the remaining anticipated period of the Ground Segment Obligations, expected to be satisfied in full on May 15, 1997.

As previously mentioned (see "Organization and Business"), AMRC was a winning bidder for an FCC license to provide DARS throughout the United States. AMRC has and will continue to receive funding for this business from an independent source in exchange for debt and an equity interest in AMRC. Accordingly, it is not expected that the development of this business will have a material impact on the Company's financial position, results of operations, or cash flows.

4.  Legal and Regulatory Matters

Like other mobile service providers in the telecommunications industry, the Company is subject to substantial domestic, foreign and international regulation including the need for regulatory approvals to operate the SKYCELL System, mobile data terminals and mobile telephones. The successful operation of the SKYCELL System is dependent on a number of factors, including the amount of L-band spectrum made available to the Company pursuant to an international coordination process. The United States is currently engaged in an international process of coordinating the Company's access to the spectrum that the FCC has assigned to the Company. While the Company believes that substantial progress has been made in the coordination process and expects that the United States government will be successful in securing the necessary spectrum, the process is not yet complete. The inability of the United States government to secure sufficient spectrum could have an adverse effect on the Company's financial position, results of operations, and its cash flows.

The Company has the necessary regulatory approvals, some of which are pursuant to special temporary authority, to continue full commercial revenue service. The Company has filed applications with the FCC and expects to file applications in the future with respect to the operation of its SKYCELL System and certain types of mobile data terminals and mobile telephones. Certain of its applications pertaining to future service have been opposed. While the Company, for various reasons, believes that it will receive the necessary approvals on a timely basis, there can be no assurance that the requests will be granted on a timely basis or that they will be granted on conditions favorable to the Company. Any significant changes to the applications resulting from the FCC's review process or any significant delay in their approval could adversely affect the Company's financial position, results of operations, and its cash flows.

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


5.  Other Matters

At March 31, 1997, the Company had remaining contractual commitments to purchase both mobile data terminal inventory and mobile telephone inventory in the maximum amount of $26.4 million.

                          PART I--FINANCIAL INFORMATION

                 Item 2. Management's Discussion and Analysis of
              Interim Financial Condition and Results of Operations

In addition to historical information, this Form 10-Q Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the "Factors that could affect Future Operating Results" and "Liquidity and Capital Resources" sections. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Form 10-K Annual Report filed by the Company prior to this Form 10-Q, any Form 10-Q filed subsequent to this Form 10-Q, and any Current Reports on Form 8-K filed by the Company.

General

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of American Mobile Satellite Corporation (with its subsidiaries, "AMSC" or the "Company"). The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

American Mobile Satellite Corporation was incorporated in May 1988. The SKYCELL System includes the Company's satellite ("AMSC-1") launched successfully in April 1995, and a fixed communications ground segment (the "CGS"). In December 1995, the Company initiated commercial voice service. During 1996, the Company transitioned to an operating company, and currently operates North America's first high-powered, satellite-based, digital mobile communication system (the "SKYCELL System").

On April 2, 1997, American Mobile Radio Corporation ("AMRC"), a subsidiary of American Mobile Satellite Corporation, was a winning bidder for an FCC license to provide satellite-based Digital Audio Radio Service ("DARS") throughout the United States (see "Liquidity and Financing").


Factors that could affect Future Operating Results

The Company's future operating results could be adversely affected by a number of uncertainties and factors, including (i) the timely completion and deployment of future products and related services, including among other things, availability of mobile telephones, data terminals and other equipment to be used with the SKYCELL System ("Subscriber Equipment") being manufactured by third parties over which the Company has limited control, (ii) the market's acceptance of the Company's services, (iii) the ability and the commitment of the Company's Authorized Sales Agents and other distribution channels to market and distribute the Company's services, (iv) the Company's ability to modify its organization, strategy and product mix to maximize the market opportunities in light of changes therein, (v) competition from existing companies that provide services using existing communications technologies and the possibility of competition from companies using new technology in the future, (vi) capacity constraints arising from the reconfiguration of AMSC-1 previously reported, (vii) additional technical anomalies that may occur within the SKYCELL System, including those relating to AMSC-1, which could impact, among other things, the operation of the SKYCELL System and the cost, scope or availability of in-orbit insurance, (viii) the ability of the Company to fully integrate certain components of the mobile data service, (ix) Subscriber Equipment inventory responsibilities and liabilities assumed by the Company including the ability of the Company to realize the value of its inventory in a timely manner, and (x) the Company's ability to secure additional financing as may be necessary.

As of March 31, 1997, there were in excess of 23,000 subscribers on the SKYCELL System.

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." This Statement, applicable to reporting periods ending after December 15, 1997, governs the calculation of Earnings per Share ("EPS"), and requires that EPS calculations be presented as Basic Earnings per Share and Diluted Earnings per Share. The impact of adopting the Statement is not expected to be material to the financial statements.

Results of Operations

Operating Revenues

Service revenues, which include both the Company's voice and data services, approximated $4.2 million for the three-month period ended March 31, 1997. Service revenue from voice services approximated $2.6 million for the three-month period ended March 31, 1997, as compared to $960,000 for the comparable period in 1996. This increase was primarily a result of (i) an 86% increase in voice customers as compared to the first quarter of 1996 and (ii) a 39% increase in power and band width contracts, offset by approximately $841,000 received in the first quarter of 1996, attributable to satellite capacity leased to TMI, under a commitment that was completed in May 1996. Service revenue from the Company's data services approximated $1.6 million for the three-month period ended March 31, 1997, compared to $805,000 for the same period in 1996, an increase of $842,000. The increase was primarily a result of additional revenue from dual mode subscribers added as a result of the acquisition, in November 1996, of Rockwell International Corporation's ("Rockwell") dual mode mobile messaging and global positioning and monitoring service, as compared to the revenue received in the first quarter of 1996 for satellite capacity leased by Rockwell. Revenue from the sale of mobile data terminals and mobile telephones increased from $2.6 million for the three months ended March 31, 1996 to $4.5 million for the three months ended March 31, 1997. This increase is attributable to (i) the Company's introduction of additional Subscriber Equipment configurations throughout 1996 and the resulting sale of mobile telephones, and
(ii) increased equipment sales of the dual mode mobile messaging product, discussed above.

Costs and Expenses

The Company's costs and expenses have primarily increased in connection with the continuing development of the business and related service costs. Cost of service and operations for the three-month period ended March 31, 1997, which includes costs to support subscribers and to operate the SKYCELL System, was $8.9 million, $2.1 million greater than the comparable period in 1996. Cost of service and operations for the three-month period ended March 31, 1997, as a percentage of operating expenses, was 27% compared to 22% for the comparable period in 1996. The dollar and percentage increase in cost of service and operations was primarily attributable to (i) increased interconnect charges associated with increased service usage by customers, and (ii) the capitalization, in the first quarter of 1996, of certain costs associated with the on-going development of the SKYCELL System, as compared to no capitalization of costs in the same period in 1997. The cost of equipment sold increased to $5.4 million from $2.4 million for the three months ended March 31, 1997 and 1996, respectively, and represented 17% and 8% of total operating expenses for the three months ended March 31, 1997 and 1996, respectively. The increase in both dollars and as a percentage of operating expenses of the cost of equipment sold is primarily attributable to (i) the Company's introduction of additional Subscriber Equipment configurations throughout 1996 and the resulting sale of mobile telephones, and (ii) increased equipment sales of the dual mode mobile messaging product, discussed above. Sales and advertising expenses were $3.2 million for the three-month period ended March 31, 1997, compared with $6.0 million for the same period in 1996. Sales and advertising expenses for the three-month period ended March 31, 1997, were 10% as a percentage of operating expenses, compared to 19% for the comparable period in 1996. Both the dollar decrease and the percentage decrease of sales and advertising expenses were primarily attributable to (i) a more focused approach to advertising as the Company has moved from consumer markets to targeted business-to-business sales, and the resulting reduction in print advertising, (ii) increased costs in the first quarter of 1996 for the development of collateral material needed to support the sales effort, and (iii) costs incurred in the first quarter of 1996 associated with the formal launch of service. General and administrative expenses for the three-month period ended March 31, 1997, were $4.9 million, $100,000 less than the comparable period in 1996. General and administrative expenses for the three-month period ended March 31, 1997, were 15%, as a percentage of operating expenses, compared to 16% for the same period in 1996. Both the dollar and percentage decrease in general and administrative expenses for the first three months of 1997 compared to 1996 were primarily attributable to reductions made in staffing as a result of a management restructuring in the third quarter of 1996. Depreciation and amortization expense was $9.9 million for the three-month period ended March 31, 1997, compared with $11.1 million for the same period in 1996. Depreciation and amortization for the three-month period ended March 31, 1997, was 31%, as a percentage of operating expenses, compared with 35% for the comparable period in 1996. Both the dollar decrease and the decrease as a percentage of operating expenses in depreciation and amortization expense were attributable to the reduction of the carrying value of the satellite as a result of the resolution, in August 1996, of claims under the Company's satellite insurance contracts and policies and the receipt of approximately $66.0 million.

Interest and Other Income

Interest income was $70,000 for the three-month period ended March 31, 1997, compared to $109,000 in the same period in 1996. The decrease was a result of lower average cash balances in the first three months of 1997 as compared to the same period in 1996. The Company incurred $4.3 million of interest expense for the three-month period ended March 31, 1997, compared to $3.0 million of interest expense for the comparable period of 1996 reflecting (i) increased debt balances during the first quarter of 1997 as compared to 1996, and (ii) the amortization of debt discount and debt issuance costs in the first quarter of 1997 of approximately $1.8 million compared to $1.0 million in the first quarter of 1996. Additionally, in the first quarter of 1997, the Company received other income in the amount of $875,000 representing proceeds from the licensing of certain technology associated with the SKYCELL System.

Capital Expenditures

Net capital additions, including additions financed through vendor financing arrangements, for the first three months of 1997 were $1.8 million compared to $5.4 million for the same period in 1996. The decrease was largely attributable to the reduction in the acquisition of assets necessary to complete the SKYCELL System.

Liquidity and Capital Resources

Adequate liquidity and capital are critical to the ability of the Company to continue as a going concern and to fund subscriber acquisition programs necessary to reach cash positive and profitable operations. As previously reported, the Company has established a debt facility with Morgan Guaranty Trust Company and Toronto Dominion Bank (the "Bank Financing") consisting of a Term Loan Facility and a Working Capital Facility. The Bank Financing is fully guaranteed by certain AMSC shareholders (the "Guarantors"). As previously reported, the Company, on March 27, 1997, reached an agreement with the Guarantors to eliminate all covenant tests, in exchange for additional warrants and a re-pricing of warrants previously issued (together, the "Guarantee Warrants"). Previously, the Guarantee Warrants had been valued at $19.0 million. As of April 30, 1997, the Guarantee Warrants had not yet been re-valued. As of April 30, 1997, the Company had drawn down $144.0 million of the Term Loan Facility at annual interest rates ranging from 5.8125% to 5.9375%, and $27.0 million of the Working Capital Facility at annual interest rates ranging from 5.8125% to 6.0%.

The Company may need financing in 1997 beyond the Bank Financing. There can be no assurance that, if additional financing is required, such financing will be available or that the terms thereof will be favorable to the Company. If the Bank Financing is not sufficient, the Company may not have adequate capital to fund its future operations. The Company expects that operating revenues will be insufficient to cover operating expenses until sometime in 1998 or beyond.

On March 12 1997, the Company received waivers of certain financial covenants contained in the ground segment obligations ("Ground Segment Obligations") for the remaining anticipated period of the Ground Segment Obligations, expected to be satisfied in full on May 15, 1997.

As previously mentioned (see "General"), AMRC was a winning bidder for an FCC license to provide DARS throughout the United States. AMRC has and will continue to receive funding for this business from an independent source in exchange for debt and an equity interest in AMRC. Accordingly, it is not expected that the development of this business will have a material impact on the Company's financial position, results of operations, or cash flows.

At March 31, 1997, the Company had remaining contractual commitments to purchase both mobile data terminal inventory and mobile telephone inventory in the maximum amount of $26.4 million.

For the first quarter of 1997, the Company has used $26.7 million of cash in operating activities and $6.6 million of cash in investing activities and has generated $32.7 million of cash from financing activities. Cash used in operating activities was $26.7 million for the first three months of 1997 compared to $28.2 million for the same period in 1996, a decrease of $1.5 million. The decrease in cash used in operating activities was primarily attributable to (i) decreased operating losses, and (ii) payments of inventory commitments, partially offset by (iii) increased trade receivables as a result of increased equipment and service revenue, and (iv) increased payments for accounts payable and accrued expenses. Cash used in investing activities was $6.6 million for the first three months of 1997 compared to $4.9 million for the same period in 1996, an increase of $1.7 million. The increase was primarily attributable to the initial funding of the acquisition of the DARS license, partially offset by the reduction, in the first quarter of 1997 as compared to the comparable period in 1996, in the acquisition of capital assets required to complete the SKYCELL System. Cash provided by financing activities was $32.7 million for the first three months of 1997 compared to $27.9 million for the same period in 1996, an increase of $4.8 million. The increase was largely attributable to the reduction in payments made for repayment of long-term debt. As of March 31, 1997, the Company had $1.6 million of cash and cash equivalents and working capital of $24.1 million.

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

27.0 -- Financial Data Schedule


                           (b)      Reports on Form 8-K

                                    The  Company  filed a Current  Report  dated
                                    April 2, 1997 on Form 8-K, describing in response to Item 5 - Other Events, in the form of a press release, regarding American Mobile Radio Corporation, a subsidiary of American Mobile Satellite Corporation, which was a winning bidder for an FCC license to provide satellite-based Digital Audio Radio Service throughout the United States.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  AMERICAN MOBILE SATELLITE CORPORATION
                           (Registrant)


Date: May 14, 1997                        By:  /s/GARY M. PARSONS
                                               ------------------
                                          Gary M. Parsons
                                          Chief Executive Officer and President


                                          By:  /s/CHRISTOPHER COLAVITO
                                               -----------------------
                                          Christopher Colavito
                                          Controller and Vice President
                                          (principal accounting officer)

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

27.0 --   Financial Data Schedule (filed herewith)