Form 10-Q
period 1997-06-30
AMERICAN MOBILE SATELLITE CORP
filed 1997-08-07
CIK 913665

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997
                         Commission file number 0-23044

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares of Common Stock outstanding at July 31, 1997: 25,144,434

                          PART I--FINANCIAL INFORMATION

                          Item 1. Financial Statements

             AMERICAN MOBILE SATELLITE CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF LOSS
                         -------------------------------
                      (in thousands, except per share data)
                                   (Unaudited)




                                                              Three Months Ended              Six Months Ended
                                                                   June 30,                       June 30,
                                                             1997             1996           1997          1996
                                                             ----             ----           ----          ----
REVENUES
           Services                                          $4,979           $1,798        $9,132         $3,591
           Sales of equipment                                 5,774            4,951        10,306          7,527
                                                             ------            -----       -------          -----

           Total Revenue                                     10,753            6,749         19,438        11,118
COSTS AND EXPENSES
           Cost of service and operations                     8,201            8,839         17,074        15,642
           Cost of equipment sold                             7,140           14,446         12,582        16,889
           Sales and advertising                              3,059            6,302          6,280        12,320
           General and administrative                         2,937            4,430          7,805         9,393
           Depreciation and amortization                     11,083           11,730         21,020        22,874
                                                             -------          ------        -------        ------

           Operating Loss                                   (21,667)         (38,998)       (45,323)      (66,000)

INTEREST AND OTHER INCOME                                        86              196          1,031           305
INTEREST EXPENSE                                             (5,281)          (4,707)        (9,651)       (7,691)
MINORITY INTEREST                                                20               --             20           --
                                                            ---------       ---------       --------      --------

NET LOSS                                                   ($26,842)        ($43,509)      ($53,923)     ($73,386)
                                                           =========        =========      =========     =========

NET LOSS PER COMMON SHARE                                     ($1.07)         ($1.74)        ($2.15)
                                                              =======         =======        =======

WEIGHTED-AVERAGE COMMON SHARES
OUTSTANDING
           DURING THE PERIOD (000'S)                          25,120          25,012         25,115        25,003
                                                              ======          ======         ======        ======

See notes to consolidated financial statements.

                          PART I--FINANCIAL INFORMATION

             AMERICAN MOBILE SATELLITE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                 (in thousands)
                                   (Unaudited)


                                                                                    June 30,               December 31,
                                                                                       1997                       1996
                                                                                       ----                       ----
ASSETS
Current Assets:
       Cash and cash equivalents                                                      $2,806                     $2,182
       Inventory                                                                      45,460                     38,034
       Prepaid in-orbit insurance                                                      1,693                      5,080
       Accounts receivable-trade                                                       8,745                      6,603
       Other current assets                                                            8,682                     14,247
                                                                                      ------                     ------
       Total current assets                                                           67,386                     66,146

PROPERTY AND EQUIPMENT - NET                                                         250,983                    267,863

DEFERRED CHARGES AND OTHER ASSETS - NET                                               33,009                     16,164
                                                                                   ---------                  ---------
       Total assets                                                                 $351,378                   $350,173
                                                                                   =========                   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
       Accounts payable and accrued expenses                                          32,809                    $42,625
       Obligations under capital leases due within one year                            3,806                      3,931
       Current portion of long-term debt                                               5,933                     11,113
                                                                                      ------                     ------
       Total current liabilities                                                      42,548                     57,669
Long-term Liabilities:
       Obligations under Bank Facility                                               180,000                    127,000
       Debt of subsidiary                                                             14,978                       ----
       Capital lease obligations                                                         756                      2,557
       Fair value of assets acquired in excess
         of purchase price                                                             3,072                      3,395
       Other long-term liabilities                                                       794                        852
                                                                                   ---------                  ---------
       Total long-term liabilities                                                   199,600                    133,804
                                                                                    --------                    -------
       Total liabilities                                                             242,148                    191,473

Minority Interest                                                                      1,480                        ---
Stockholders' Equity:
       Preferred stock, par value $0.01; no shares issued                                 --                        ---
       Common stock, voting, par value $0.01                                             251                        251
       Additional paid-in capital                                                    451,598                    451,259
       Common stock purchase warrants                                                 36,337                     23,848
       Unamortized guarantee warrants                                                (26,955)                   (17,100)
       Retained loss                                                                (353,481)                  (299,558)
                                                                                    ---------                  ---------
       Total stockholders' equity                                                    107,750                    158,700
                                                                                     -------                    -------
       Total liabilities and stockholders' equity                                   $351,378                   $350,173
                                                                                    ========                   ========
See notes to consolidated financial statements.



                          PART I--FINANCIAL INFORMATION

             AMERICAN MOBILE SATELLITE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)



                                                                                    Six Months Ended
                                                                                         June 30,
                                                                                 1997               1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                       ($53,923)          ($73,386)
Adjustments to reconcile net loss to net cash used in operating activities:

         Amortization of debt discount and issuance costs                         4,297              2,253
         Depreciation and amortization                                           21,020             22,874
         Deferred and other items, net                                              285                707
         Changes in assets and liabilities:
           Prepaid in-orbit insurance                                             3,387              3,215
           Trade accounts receivable                                             (2,142)            (5,257)
           Other current assets                                                   5,565                648
           Inventory                                                             (7,426)           (15,448)
           Accounts payable and accrued expenses                                 (8,558)            20,050
                                                                                 -------            ------

         Net cash used in operating  activities                                 (37,495)           (44,344)

CASH FLOWS FROM INVESTING ACTIVITIES:
         Investment in AMRC                                                     (17,978)                --
         Additions to property and equipment                                     (5,804)            (7,090)
                                                                                 -------            -------
         Net cash used in investing activities                                  (23,782)            (7,090)

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from issuance of Common Stock                                     141                904
         Proceeds from issuance of Common Stock of AMRC                           1,500                 --
         Principal payments under capital leases                                 (1,882)            (1,372)
         Proceeds from short-term borrowings                                         --             70,000
         Proceeds from debt                                                          --              1,700
         Debt issued by subsidiary                                               14,978                 --
         Payments on long-term debt                                              (5,225)           (12,269)
         Debt issuance costs                                                       (611)              (455)
         Proceeds from long-term debt                                            53,000                 --
                                                                                 -------           --------
         Net cash provided by financing activities                               61,901             58,508
                                                                                 -------            ------

         Net (decrease) increase  in cash and cash equivalents                      624              7,074

         CASH AND CASH EQUIVALENTS, beginning of period                            2,182             8,865
                                                                                  ------             -----
         CASH AND CASH EQUIVALENTS, end of period                                 $2,806           $15,939
                                                                                  ======           =======

See notes to consolidated financial statements.




                          PART I--FINANCIAL INFORMATION

             AMERICAN MOBILE SATELLITE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                  June 30, 1997
                                   (Unaudited)


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


2.  Basis of Presentation

The consolidated balance sheet as of June 30, 1997, and the consolidated statements of loss and cash flows for the three months and six months ended June 30, 1997 and 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1997, and for all periods presented have been made. The balance sheet at December 31, 1996 has been taken from the audited financial statements.

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

The Company paid approximately $1.6 million and $3.0 million in the six-month periods ended June 30, 1997 and 1996, respectively, to related parties for capital assets, service-related obligations, and payments under financing agreements. Payments from related parties for communication services totalled $1.2 million in the six-month period ended June 30, 1997, as compared to none in the six-month period ended June 30, 1996. Total net indebtedness to related parties as of June 30, 1997 approximated $2.9 million.

Loss per common share is based on the weighted-average number of shares of Common Stock outstanding during the period. Stock options and common stock purchase warrants are not reflected since their effect would be antidilutive.

In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." This Statement, applicable to reporting periods ending after December 15, 1997, governs the calculation of Earnings per Share ("EPS"), and requires that EPS calculations be presented as Basic Earnings per Share and Diluted Earnings per Share. The impact of adopting the Statement is not expected to be material to the financial statements.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" governing the reporting and display of comprehensive income and its components, and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" requiring that public businesses report financial and descriptive information about its reportable operating segments. Both Statements are applicable to reporting periods beginning after December 15, 1997. The impact of adopting the Statements is not expected to be material to the financial statements.

3.  Liquidity and Financing

Adequate liquidity and capital are critical to the ability of the Company to continue as a going concern and to fund subscriber acquisition programs necessary to reach cash positive and profitable operations. As previously reported, the Company has established a debt facility with Morgan Guaranty Trust Company and Toronto Dominion Bank (the "Bank Financing") consisting of a Term Loan Facility and a Working Capital Facility. The Bank Financing is fully guaranteed by certain AMSC shareholders. As previously reported, the Company, on March 27, 1997, reached an agreement with the Guarantors to eliminate all covenant tests in exchange for additional warrants and a re-pricing of warrants previously issued (together, the "Guarantee Warrants"). Previously, the Guarantee Warrants had been valued at $19.0 million. The Guarantee Warrants were re-valued at $21.9 million, effective March 27, 1997. As of July 31, 1997, the Company had drawn down $144.0 million of the Term Loan Facility at annual interest rates ranging from 5.9375% to 6.25%, and $42.0 million of the Working Capital Facility at annual interest rates ranging from 5.9375% to 6.25%.

As a result of slower than anticipated sales of inventory, the Company will need additional financing ("Additional Financing") in 1997 beyond the Bank Financing. The Company is currently pursuing such Additional Financing through various financing arrangements and believes that such Additional Financing will likely be available; however, there can be no assurance that Additional Financing will be available or that the terms thereof will be favorable to the Company. If the Bank Financing or Additional Financing is not sufficient, the Company may not have adequate capital to fund its future operations. The Company expects that operating revenues will be insufficient to cover operating expenses until sometime in 1998 or beyond.

On March 12, 1997, the Company received waivers of certain financial covenants contained in the ground segment obligations ("Ground Segment Obligations") for the remaining anticipated period of the Ground Segment Obligations. The Ground Segment Obligations were satisfied in full on May 15, 1997.

As previously mentioned (see "Organization and Business"), AMRC was a winning bidder for an FCC license to provide DARS throughout the United States. AMRC has arranged funding of the FCC license fees as well as the initial working capital needs for this business through the issuance of debt, not guaranteed by the Company, and equity in AMRC. Such debt is currently in the form of a note outstanding at an annual interest rate of 10.9% (LIBOR plus 5%). It is not expected that the development of this business will have a material impact on the Company's financial position, results of operations, or cash flows.

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

The Company's license requires that it comply with a construction and launch schedule specified by the FCC for each of the three authorized satellites. The second and third satellites, while not necessary to achieve the Company's current business plan, are not in compliance with the schedule for commencement of construction. The Company has asked the FCC to grant extensions of the deadlines for the second and third satellites. Certain of these extension requests have been opposed by third parties. The FCC has not acted on the Company's requests. The FCC has the authority to revoke the authorizations for the second and third satellites and in connection with any such revocation could exercise its authority to rescind the Company's license. The Company believes that the exercise of such authority to rescind the license is unlikely.

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


5.  Other Matters

The Company has received a current recommendation from a subcontractor to its satellite manufacturer that, pending further results from an ongoing investigation, the satellite should be operated at modified power management levels. The Company and its satellite manufacturer are investigating the basis, if any, for this recommendation. Based on the information available to date, management believes that, even if maintained, the current power management recommendation would not have a material negative effect on the Company's near-term business plan based on anticipated traffic patterns and anticipated subscriber levels. In the event that traffic patterns or subscriber levels vary materially from those anticipated, the power management recommendation, if maintained, could have a material impact on the Company's long-term business plan.

At June 30, 1997, the Company had remaining contractual commitments to purchase both mobile data terminal inventory and mobile telephone inventory in the maximum amount of $18.7 million.

                          PART I--FINANCIAL INFORMATION

                 Item 2. Management's Discussion and Analysis of
              Interim Financial Condition and Results of Operations

In addition to historical information, this Form 10-Q Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the "Factors that could affect Future Operating Results" and "Liquidity and Capital Resources" sections. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Form 10-K Annual Report and Form 10-Q Quarterly Report filed by the Company prior to this Form 10-Q, any Form 10-Q filed subsequent to this Form 10-Q, and any Current Reports on Form 8-K filed by the Company.

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


Factors that could affect Future Operating Results

The Company's future operating results could be adversely affected by a number of uncertainties and factors, including (i) the timely completion and deployment of future products and related services, including among other things, availability of mobile telephones, data terminals and other equipment to be used with the SKYCELL System ("Subscriber Equipment") being manufactured by third parties over which the Company has limited control, (ii) the market's acceptance of the Company's services, (iii) the ability and the commitment of the Company's Authorized Sales Agents and other distribution channels to market and distribute the Company's services, (iv) the Company's ability to modify its organization, strategy and product mix to maximize the market opportunities in light of changes therein, (v) competition from existing companies that provide services using existing communications technologies and the possibility of competition from companies using new technology in the future, (vi) capacity constraints arising from the reconfiguration of AMSC-1 previously reported, (vii) additional technical anomalies that may occur within the SKYCELL System, including those relating to AMSC-1, which could impact, among other things, the operation of the SKYCELL System and the cost, scope or availability of in-orbit insurance, (viii) the ability of the Company to fully integrate certain components of the mobile data service, (ix) Subscriber Equipment inventory responsibilities and liabilities assumed by the Company and the ability of the Company to realize the value of its inventory in a timely manner, and (x) the Company's ability to secure additional financing as necessary.

The Company has received a current recommendation from a subcontractor to its satellite manufacturer that, pending further results from an ongoing investigation, the satellite should be operated at modified power management levels. The Company and its satellite manufacturer are investigating the basis, if any, for this recommendation. Based on the information available to date, management believes that, even if maintained, the current power management recommendation would not have a material negative effect on the Company's near-term business plan based on anticipated traffic patterns and anticipated subscriber levels. In the event that traffic patterns or subscriber levels vary materially from those anticipated, the power management recommendation, if maintained, could have a material impact on the Company's long-term business plan.

As of June 30, 1997, there were in excess of 25,700 subscribers on the SKYCELL System.

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

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" governing the reporting and display of comprehensive income and its components, and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" requiring that public businesses report financial and descriptive information about its reportable operating segments. Both Statements are applicable to reporting periods beginning after December 15, 1997. The impact of adopting the Statements is not expected to be material to the financial statements.

Results of Operations

Operating Revenues

Service revenues, which include both the Company's voice and data services, approximated $5.0 million and $9.1 million for the three-month and six-month periods ended June 30, 1997, respectively. Service revenue from voice services approximated $3.1 million for the three-month period ended June 30, 1997, as compared to $849,000 for the comparable period in 1996, and $5.7 million for the six-month period ended June 30, 1997, as compared to $1.8 million for the comparable period in 1996. This increase was primarily a result of (i) a 243% increase in voice customers as of June 30, 1997, as compared to voice customers as of June 30, 1996, and (ii) a 68% increase in power and band width contracts as of June 30, 1997, as compared to power and band width contracts as of June 30, 1996, offset by approximately $1.3 million received in the first five months of 1996, attributable to satellite capacity leased to TMI, under a commitment that was completed in May 1996. Service revenue from the Company's data services approximated $1.9 million for the three-month period ended June 30, 1997, and $3.5 million for the six-month period ended June 30, 1997, compared to $949,000 and $1.8 million for the same period in 1996, an increase of $1.0 million and $1.7 million, respectively. The increase was primarily a result of (i) an 83% increase in single mode mobile messaging subscribers, and (ii) additional revenue from dual mode subscribers added as a result of the acquisition, in November 1996, of Rockwell International Corporation's ("Rockwell") dual mode mobile messaging and global positioning and monitoring service, as compared to the revenue received in the first six months of 1996 for satellite capacity leased by Rockwell. Revenue from the sale of mobile data terminals and mobile telephones increased from $5.0 million for the three months ended June 30, 1996 to $5.7 million for the three months ended June 30, 1997, and from $7.5 million for the six-months ended June 30, 1996 to $10.3 million for the six-months ended June 30, 1997. This increase is attributable to (i) a 13% increase in voice equipment sales as a result of the Company's introduction of additional
Subscriber Equipment configurations throughout 1996, and (ii) increased equipment sales of the dual mode mobile messaging product, discussed above.

Costs and Expenses

The Company's costs and expenses have primarily decreased in the six-month period ended June 30, 1997, as compared to the comparable period in 1996, as a result of stringent cost controls and expense management. Cost of service and operations for the three-month and six-month periods ended June 30, 1997, which includes costs to support subscribers and to operate the SKYCELL System, was $8.2 million and $17.1 million, respectively, $638,000 less than and $1.4 million greater than the comparable periods in 1996. Cost of service and operations for the three-month and six-month periods ended June 30, 1997, as a percentage of operating expenses, was 25% and 26%, respectively, compared to 19% and 20% for the comparable periods in 1996. The dollar decrease in the three-month period ended June 30, 1997, as compared to the comparable period in 1996, was the result of the reversal, in May 1996, of previously capitalized costs. The dollar and percentage increase in cost of service and operations for the six-month period ended June 30, 1997, was primarily attributable to (i) increased interconnect charges associated with increased service usage by customers, and (ii) the additional costs associated with supporting the dual mode mobile messaging product, discussed above. The cost of equipment sold decreased to $7.1 million from $14.4 million for the three months ended June 30, 1997 and 1996, respectively, and represented 22% and 32% of total operating expenses for the three months ended June 30, 1997 and 1996, respectively. The cost of equipment sold decreased to $12.6 million from $16.9 million for the six months ended June 30, 1997 and 1996, respectively, and represented 19% and 22% of total operating expenses for the same periods. The decrease in both dollars and as a percentage of operating expenses of the cost of equipment sold was primarily attributable to certain charges in the second quarter of 1996, totalling $8.1 million, for the reconfiguration of inventory and the write down of certain assets, including inventory, to net realizable value, offset by (i) the Company's introduction of additional Subscriber Equipment configurations throughout 1996 and the resulting sale of mobile telephones, and (ii) increased equipment sales of the dual mode mobile messaging product, discussed above. Sales and advertising expenses were $3.0 million and $6.2 million for the three-month and six-month periods ended June 30, 1997, respectively, compared with $6.3 million and $12.3 million for the same periods in 1996. Sales and advertising expenses for both the three-month and six-month periods ended June 30, 1997, were 10% as a percentage of operating expenses, compared to 14% and 16% for the comparable periods in 1996. Both the dollar decrease and the percentage decrease of sales and advertising expenses were primarily attributable to (i) reduced personnel and advertising costs as the Company moved from consumer markets to targeted business-to-business sales, and (ii) increased costs in the first quarter of 1996 for the development of collateral material needed to support the sales effort, and (iii) costs incurred in the first quarter of 1996 associated with the formal launch of service. General and administrative expenses for the three-month and six-month periods ended June 30, 1997, were $2.9 million and $7.8 million, respectively, $1.5 million less than both of the comparable periods in 1996. General and administrative expenses for the three-month and six-month periods ended June 30, 1997, were 9% and 12%, respectively, as a percentage of operating expenses, compared to 38% and 36% for the same periods in 1996. Both the dollar and percentage decrease in general and administrative expenses for the first six months of 1997 compared to 1996 were primarily attributable to reductions made in staffing as a result of a management restructuring in the third quarter of 1996. Depreciation and amortization expense was $11.1 million and $21.0 million for the three-month and six-month periods ended June 30, 1997, respectively, compared with $11.7 million and $22.9 million for the same periods in 1996. Depreciation and amortization for the three-month and six-month periods ended June 30, 1997, was 34% and 33% respectively, as a percentage of operating expenses, compared with 25% and 30% for the comparable periods in 1996. The dollar decrease in depreciation and amortization expense was attributable to the reduction of the carrying value of the satellite as a result of the resolution, in August 1996, of claims under the Company's satellite insurance contracts and policies and the receipt of approximately $66.0 million, offset by a $1.0 million one-time charge associated with increased amortization in accordance with SFAS No. 86, in the second quarter of 1997, of certain costs associated with software development for the mobile data product. The increase as a percentage of operating expenses in depreciation and amortization expense was attributable to the reduction in all other operating expenses.

Interest and Other Income

Interest income was $86,000 and $156,000 for the three and six-month periods ended June 30, 1997, respectively, compared to $196,000 and $305,000 in the same periods in 1996. The decrease was a result of lower average cash balances in the first six months of 1997 as compared to the same period in 1996. The Company incurred $5.3 million and $9.7 million of interest expense for the three and six-month periods ended June 30, 1997, respectively, compared to $4.7 million and $7.7 million of interest expense for the comparable periods of 1996 reflecting (i) increased debt balances during the six months of 1997 as compared to 1996, and (ii) the amortization of debt discount and debt issuance costs in the six months of 1997 of approximately $4.3 million compared to $2.3 million in the first six months of 1996. Additionally, in the first six months of 1997, the Company received other income in the amount of $875,000 representing proceeds from the licensing of certain technology associated with the SKYCELL System.

Capital Expenditures

Net capital additions, including additions financed through vendor financing arrangements, for the first six months of 1997 were $4.4 million compared to $7.5 million for the same period in 1996. The decrease was largely attributable to the reduction in the acquisition of assets necessary to complete the SKYCELL System.

Liquidity and Capital Resources

Adequate liquidity and capital are critical to the ability of the Company to continue as a going concern and to fund subscriber acquisition programs necessary to reach cash positive and profitable operations. As previously reported, the Company has established a debt facility with Morgan Guaranty Trust Company and Toronto Dominion Bank (the "Bank Financing") consisting of a Term Loan Facility and a Working Capital Facility. The Bank Financing is fully guaranteed by certain AMSC shareholders (the "Guarantors"). As previously reported, the Company, on March 27, 1997, reached an agreement with the Guarantors to eliminate all covenant tests, in exchange for additional warrants and a re-pricing of warrants previously issued (together, the "Guarantee Warrants"). Previously, the Guarantee Warrants had been valued at $19.0 million. The Guarantee Warrants were re-valued at $21.9 million, effective March 27, 1997. As of July 31, 1997, the Company had drawn down $144.0 million of the Term Loan Facility at annual interest rates ranging from 5.9375% to 6.25%, and $44.0 million of the Working Capital Facility at annual interest rates ranging from 5.9375% to 6.25%.

As a result of slower than anticipated sales of inventory, the Company will need additional financing ("Additional Financing") in 1997 beyond the Bank Financing. The Company is currently pursuing such Additional Financing through various financing arrangements and believes that such Additional Financing will likely be available; however, there can be no assurance that Additional Financing will be available or that the terms thereof will be favorable to the Company. If the Bank Financing or Additional Financing is not sufficient, the Company may not have adequate capital to fund its future operations. The Company expects that operating revenues will be insufficient to cover operating expenses until sometime in 1998 or beyond.

On March 12, 1997, the Company received waivers of certain financial covenants contained in the ground segment obligations ("Ground Segment Obligations") for the remaining anticipated period of the Ground Segment Obligations. The Ground Segment Obligations were satisfied in full on May 15, 1997.

As previously mentioned (see "Organization and Business"), AMRC was a winning bidder for an FCC license to provide DARS throughout the United States. AMRC has arranged funding of the FCC license fees as well as the initial working capital needs for this business through the issuance of debt, not guaranteed by the Company, and equity in AMRC. Such debt is currently in the form of a note outstanding at an annual interest rate of 10.9% (LIBOR plus 5%). It is not expected that the development of this business will have a material impact on the Company's financial position, results of operations, or cash flows.

At June 30, 1997, the Company had remaining contractual commitments to purchase both mobile data terminal inventory and mobile telephone inventory in the maximum amount of $18.7 million.

For the first six months of 1997, the Company used $37.5 million of cash in operating activities and $23.8 million of cash in investing activities and has generated $61.9 million of cash from financing activities. Cash used in operating activities was $37.5 million for the first six months of 1997 compared to $44.3 million for the same period in 1996, a decrease of $6.8 million. The decrease in cash used in operating activities was primarily attributable to (i) decreased operating losses, and (ii) the reduction of payments for inventory commitments, partially offset by increased payments for accounts payable and accrued expenses. Cash used in investing activities was $23.8 million for the first six months of 1997 compared to $7.1 million for the same period in 1996, an increase of $16.7 million. The increase was primarily attributable to the initial funding towards the acquisition of the DARS license, partially offset by the reduction, in the first six months of 1997 as compared to the comparable period in 1996, in the acquisition of capital assets required to complete the SKYCELL System. Cash provided by financing activities was $61.9 million for the first six months of 1997 compared to $58.5 million for the same period in 1996, an increase of $3.4 million. The increase was largely attributable to financing received to fund the required payments towards the acquisition of the DARS license, offset by the reduction in the amount of proceeds received in the first six months of 1997, as compared to the comparable period in 1996, from various bank financing arrangements. As of June 30, 1997, the Company had $2.8 million of cash and cash equivalents and working capital of $24.8 million.

                          PART II -- OTHER INFORMATION

          Item 4. Submission of Matters to a Vote of Security Holders

(a) At the annual meeting of the stockholders of AMSC held on May 21, 1997, the matters described under (b) and (c) below were voted upon.

(b) The following nominees, constituting all of the Company's directors, were elected to the Company's board of directors:



                             Votes For   Votes Against       Abstain
Steven D. Dorfman            22,715,454       0              612,476
Ho Siaw Hong                 22,716,669       0              611,261
David A. Juliano             22,636,654       0              691,276
Billy J. Parrott             22,717,369       0              610,561
Gary M. Parsons              22,717,454       0              610,476
Andrew A. Quartner           22,717,454       0              610,476
Jack A. Shaw                 22,633,824       0              694,106
Roderick M. Sherwood, III    22,716,654       0              611,276
Michael T. Smith             22,715,354       0              612,576
Yap Chee Keong               22,716,754       0              611,176
Albert L. Zesiger            22,716,069       0              611,861

(c)(1) The vote on the ratification of Arthur Andersen LLP as independent accountants for the Company for 1997 was 23,176,753 for, 92,656 against, 58,521 abstaining.

   (2) The vote on the approval of an amendment to the Company's 1989 Stock Option Plan to increase the number of shares authorized for issuance was 20,691,339 for, 1,303,632 against, 22,596 abstaining and 1,310,363 not voted.

                          PART II -- OTHER INFORMATION

                    Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibits

3.1 -- Restated Certificate of Incorporation of AMSC (as restated effective May 1, 1996) (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the periods ending March 31,1996 and June 30, 1996 (File No. 0-23044))

3.2 -- Amended and Restated Bylaws of AMSC (as amended and restated effective February 29, 1996) (Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 1995 (File No. 0-23044))

11.1 --   Computations of Earning Per Common Share (filed herewith)


27.0 --   Financial Data Schedule (filed herewith)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  AMERICAN MOBILE SATELLITE CORPORATION
                  (Registrant)


Date: August 7, 1997                By:/s/STEPHEN D. PECK
                                    -------------------------------------
                                    Stephen D. Peck
                                    Vice President and Chief Financial Officer
                                    (principal financial officer)


                                    By:/s/CHRISTOPHER COLAVITO
                                    -------------------------------------
                                    Christopher Colavito
                                    Controller and Vice President
                                    (principal accounting officer)