Form 10-Q
period 1997-09-30
AMERICAN MOBILE SATELLITE CORP
filed 1997-11-14
CIK 913665

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997
                         Commission file number 0-23044

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares of Common Stock outstanding at October 31, 1997: 25,151,255

                          PART I--FINANCIAL INFORMATION
                          Item 1. Financial Statements
             AMERICAN MOBILE SATELLITE CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF LOSS
                         -------------------------------
                      (in thousands, except per share data)
                                   (Unaudited)


                                                                  Three Months Ended              Nine Months Ended
                                                                     September 30,                  September 30,
                                                                  1997            1996           1997           1996
                                                                  ----            ----           ----           ----
REVENUES
           Services                                             $5,626          $2,480        $14,758         $6,071
           Sales of equipment                                    5,169           4,925         15,475         12,452
                                                                ------          ------        -------        -------

           Total Revenue                                        10,795           7,405         30,233         18,523
COSTS AND EXPENSES
           Cost of service and operations                        7,910           7,615         24,984         23,258
           Cost of equipment sold                                6,348           6,227         18,930         23,116
           Sales and advertising                                 2,860           5,729          9,140         18,048
           General and administrative                            3,058           4,242         10,863         13,635
           Depreciation and amortization                        10,441          10,101         31,461         32,975
                                                               -------         -------        -------         ------

           Operating Loss                                      (19,822)        (26,509)       (65,145)       (92,509)

INTEREST AND OTHER INCOME                                           55             180          1,086            485
INTEREST EXPENSE                                                (6,654)         (3,673)       (16,305)       (11,364)
MINORITY INTEREST                                                  157             --             177            --
                                                             ---------     -----------      ---------     ----------

NET LOSS                                                      ($26,264)       ($30,002)      ($80,187)     ($103,388)
                                                              =========       =========      =========     ==========

NET LOSS PER COMMON SHARE                                       ($1.04)         ($1.20)        ($3.19)        ($4.13)
                                                                =======         =======        =======        =======

WEIGHTED-AVERAGE COMMON SHARES
OUTSTANDING
           DURING THE PERIOD (000'S)                            25,145          25,065         25,125          25,024
                                                               =======         =======        =======          ======

See notes to consolidated financial statements.

                          PART I--FINANCIAL INFORMATION
                    Item 1. Financial Statements (continued)
             AMERICAN MOBILE SATELLITE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                 (in thousands)
                                   (Unaudited)


                                                                               September 30,               December 31,
                                                                                       1997                        1996
ASSETS
Current Assets:
       Cash and cash equivalents                                                      $2,592                     $2,182
       Inventory                                                                      49,023                     38,034
       Prepaid in-orbit insurance                                                         --                      5,080
       Accounts receivable-trade                                                       7,632                      6,603
       Other current assets                                                            2,799                     14,247
                                                                                      ------                     ------
       Total current assets                                                           62,046                     66,146

PROPERTY AND EQUIPMENT - NET                                                         240,638                    267,863

DEFERRED CHARGES AND OTHER ASSETS - NET                                               32,127                     16,164
                                                                                    --------                   --------
       Total assets                                                                 $334,811                   $350,173
                                                                                    ========                   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
       Accounts payable and accrued expenses                                         $32,562                    $42,625
       Obligations under capital leases due within one year                              773                      3,931
       Current portion of long-term debt                                               8,095                     11,113
                                                                                    --------                    ------
       Total current liabilities                                                      41,430                     57,669
Long-term Liabilities:
       Obligations under Bank Facility                                               186,000                    127,000
       Debt of subsidiary                                                             15,072                        ---
       Capital lease obligations                                                       3,187                      2,557
       Fair value of assets acquired in excess of purchase price                       2,898                      3,395
       Other long-term debt                                                              772                        ---
       Other long-term liabilities                                                       746                        852
                                                                                    --------                    -------
       Total long-term liabilities                                                   208,675                    133,804
                                                                                    --------                    -------
       Total liabilities                                                             250,105                    191,473

Minority Interest                                                                      1,323                         --
Stockholders' Equity:
       Preferred stock, par value $0.01; no shares issued                                 --                         --
       Common stock, voting, par value $0.01                                             252                        251
       Additional paid-in capital                                                    451,809                    451,259
       Common stock purchase warrants                                                 36,337                     23,848
       Unamortized guarantee warrants                                                (25,270)                   (17,100)
       Retained loss                                                                (379,745)                  (299,558)
                                                                                    ---------                  ---------
       Total stockholders' equity                                                     83,383                    158,700
                                                                                    ---------                   -------
       Total liabilities and stockholders' equity                                   $334,811                   $350,173
                                                                                    =========                  ========
See notes to consolidated financial statements.



                          PART I--FINANCIAL INFORMATION
                    Item 1. Financial Statements (continued)
             AMERICAN MOBILE SATELLITE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                                                       Nine Months Ended
                                                                                          September 30,

                                                                                     1997               1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                        ($80,187)         ($103,388)
Adjustments to reconcile net loss to net cash used in operating activities:
         Amortization of debt discount and issuance costs                          6,825              4,015
         Depreciation and amortization                                            31,461             32,975
         Deferred and other items, net                                               202              1,621
         Changes in assets and liabilities:
           Prepaid in-orbit insurance                                              5,080              4,823
           Trade accounts receivable                                              (1,029)            (5,668)
           Other current assets                                                   11,448                944
           Inventory                                                             (10,989)           (24,856)
           Accounts payable and accrued expenses                                  (8,671)            14,891
                                                                                ---------           --------
         Net cash used in operating  activities                                  (45,860)           (74,643)

CASH FLOWS FROM INVESTING ACTIVITIES:
         Investment in AMRC                                                      (17,978)                --
         Insurance proceeds applied to equipment in service                           --             66,000
         Additions to property and equipment                                      (6,370)           (10,418)
         Deferred charges and other assets                                            --             (1,000)
                                                                                ---------           --------
         Net cash (used in) provided by  investing activities                    (24,348)            54,582

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from issuance of Common Stock                                       284             1,248
         Proceeds from issuance of Common Stock of AMRC                             1,500                --
         Principal payments under capital leases                                   (2,335)           (2,671)
         Proceeds from short-term borrowings                                           --            70,000
         Payments on short-term borrowings                                             --           (70,000)
         Proceeds from Bank Financing                                              59,000            77,000
         Proceeds from debt                                                            --             1,700
         Debt issued by subsidiary                                                 15,072                --
         Payments on long-term debt                                                (5,225)          (53,098)
         Debt issuance costs                                                         (612)          (10,595)
         Acquisition of vendor financing                                            2,934                --
                                                                                  -------           -------
         Net cash provided by financing activities                                 70,618            13,584
                                                                                   ------            ------

         Net increase (decrease)  in cash and cash equivalents                        410            (6,477)

         CASH AND CASH EQUIVALENTS, beginning of period                             2,182             8,865
                                                                                  -------            ------
         CASH AND CASH EQUIVALENTS, end of period                                  $2,592            $2,388
                                                                                  =======            ======

See notes to consolidated financial statements.




                          PART I--FINANCIAL INFORMATION

             AMERICAN MOBILE SATELLITE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                               September 30, 1997
                                   (Unaudited)


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

On October 16, 1997, American Mobile Radio Corporation ("AMRC"), a subsidiary of AMSC, was awarded a license by the FCC to provide satellite-based Digital Audio Radio Service ("DARS") throughout the United States, following its successful $89.9 million bid at auction on April 2, 1997. As previously reported, AMSC has entered into an agreement with WorldSpace, Inc. ("WorldSpace"), by which WorldSpace has acquired a 20% participation in AMRC. In connection with the DARS auction, AMRC has also arranged for financing of the FCC license fees as well as for initial working capital needs, which financing has included the issuance of options. Under the terms of AMRC's financing and contingent on FCC approval, exercise of the outstanding issued options could result in the dilution of AMSC's ownership interest in AMRC to 28%. The operations and financing of AMRC are maintained separate and apart from the operations and financing of AMSC (see "Liquidity and Financing"), and, accordingly, it is anticipated that AMRC would be deconsolidated from the financial results of the Company in the near future.

American Mobile Satellite Corporation has five other subsidiaries, two of which are inactive and three whose limited activities do not require material resources at this time.

2.  Basis of Presentation

The consolidated balance sheet as of September 30, 1997, and the consolidated statements of loss and cash flows for the nine months ended September 30, 1997 and 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1997, and for all periods presented have been made. The balance sheet at December 31, 1996 has been taken from the audited financial statements.

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

The Company paid approximately $2.0 million and $6.6 million in the nine-month periods ended September 30, 1997 and 1996, respectively, to related parties for capital assets, service-related obligations, and payments under financing agreements. Payments from related parties for communications services totaled $1.8 million in the nine-month period ended September 30, 1997 as compared to $640,000 in the nine-month period ended September 30, 1996. Total indebtedness to related parties as of September 30, 1997 approximated $2.84 million.

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

3.  Liquidity and Financing

Adequate liquidity and capital are critical to the ability of the Company to continue as a going concern and to fund subscriber acquisition programs necessary to reach cash positive and profitable operations. As previously reported, the Company has established a debt facility with Morgan Guaranty Trust

Company and Toronto Dominion Bank (the "Bank Financing") consisting of a Term Loan Facility and a Working Capital Facility totalling $200.0 million. The Bank Financing is fully guaranteed by certain AMSC shareholders. As previously reported, the Company, on March 27, 1997, reached an agreement with the Guarantors to eliminate all covenant tests in exchange for additional warrants and a repricing of warrants previously issued (together, the "Guarantee Warrants"). Previously, the Guarantee Warrants had been valued at $19.0 million. The Guarantee Warrants were revalued at $21.9 million, effective March 27,1997. As of October 31,1997, the Company had drawn down $144.0 million of the Term Loan Facility at annual interest rates ranging from 6.00% to 6.25%, and $46.0 million of the Working Capital Facility at annual interest rates ranging from 6.00% to 6.25%.

As  previously  reported,  as a  result  of  slower  than  anticipated  sales of inventory, the Company has sought additional financing and strategic arrangements ("Additional Transactions") to fund its operations through 1997 and into 1998 or beyond. The Company has received a commitment from one of its principal stockholders for an additional credit facility of up to $10.0 million ("Additional Borrowing") to be made available to the Company on commercial terms. The commitment is subject to the negotiation and execution of definitive documentation and the satisfaction of various conditions to be specified therein. The Company is determining whether other principal stockholders wish to participate in the proposed credit facility. While there can be no assurances, the Company believes that it will be able to conclude the Additional Borrowing.

The Company is currently pursuing Additional Transactions, beyond the Additional Borrowing, to provide adequate capital to fund its future operations. While the Company believes that at least one of these Additional Transactions should be consummated, there can be no assurance that any of the Additional Transactions will be consummated or that the terms thereof will be favorable to the Company and non-dilutive to its stockholders. If the Bank Financing, Additional Borrowing or Additional Transactions are not consummated or sufficient, the Company may not have adequate capital to fund its future operations and debt obligations. The Company expects that operating revenues will be insufficient to cover operating expenses until sometime in late 1998 or beyond.

During September, the Company arranged financing of certain current vendor obligations ("Vendor Financing"). As of October 31, 1997, $2.9 million was outstanding at an annual interest rate of 12%.

As previously mentioned (see "Organization and Business"), AMRC was a winning bidder for, and on October 16, 1997, was awarded an FCC license to provide DARS throughout the United States. AMRC has and will continue to receive funding for this business from an independent source in exchange for debt and an equity interest in AMRC. Accordingly, it is not expected that the development of this business will have a material impact on the Company's financial position, results of operations, or cash flows. The Company's equity interest in AMRC may, however, even on a fully diluted basis, become a material asset of the Company.

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

In 1992, a former director of AMSC filed an Amended Complaint against the Company alleging violations of the Communications Act of 1934, as amended, and of the Sherman Act and breach of contract. The suit seeks damages for not less than $100 million trebled under the antitrust laws plus punitive damages, interest, attorneys' fees and costs. In mid-1992, the Company filed its response denying all allegations. The Company's motion for summary judgement, filed on June 30, 1994, was denied on April 18, 1996. The trial in this matter, previously set for December 1997, has been postponed to a date to be determined in 1998. Management believes that the complaint is without merit, and the ultimate outcome of this matter will not be material to the Company's financial position, results of operations, or its cash flows.


5.  Other Matters

The Company has received a current recommendation from a subcontractor to its satellite manufacturer that, pending further results from an ongoing investigation, the satellite should be operated at modified power management levels. The Company and its satellite manufacturer are investigating the basis, if any, for this recommendation. Based on the information available to date, management believes that, even if maintained, the current power management recommendation would not have a material negative effect on the Company's business plan within the next three to five years, based on anticipated traffic patterns and anticipated subscriber levels. In the event that traffic patterns or subscriber levels materially exceed those anticipated, the power management recommendation, if maintained, could have a material impact on the Company's long-term business plan.

At September 30, 1997, the Company had remaining contractual commitments to purchase both mobile data terminal inventory and mobile telephone inventory in the maximum amount of $14.1 million.

                          PART I--FINANCIAL INFORMATION

                 Item 2. Management's Discussion and Analysis of
              Interim Financial Condition and Results of Operations

In addition to historical information, this Form 10-Q Quarterly Report contains forward- looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the "Factors that could affect Future Operating Results" and "Liquidity and Capital Resources" sections. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Form 10-K Annual Report and Form 10-Q Quarterly Reports filed by the Company prior to this Form 10-Q, any Form 10-Q filed subsequent to this Form 10-Q, and any Current Reports on Form 8-K filed by the Company.

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

American Mobile Satellite Corporation was incorporated in May 1988. The SKYCELL System includes the Company's satellite ("AMSC-1") launched successfully in April 1995, and a fixed communications ground segment (the "CGS"). In December 1995, the Company initiated commercial voice service. During 1996, the Company transitioned to an operating company, and currently operates North America's first high-powered, satellite- based, digital mobile communication system (the "SKYCELL System").

On October 16, 1997, American Mobile Radio Corporation ("AMRC"), a subsidiary of AMSC, was awarded a license by the FCC to provide satellite-based Digital Audio Radio Service ("DARS") throughout the United States, following its successful $89.9 million bid at auction on April 2, 1997. As previously reported, AMSC has entered into an agreement with WorldSpace, Inc. ("WorldSpace"), by which WorldSpace has acquired a 20% participation in AMRC. In connection with the DARS auction, AMRC has also arranged for financing of the FCC license fees as well as for initial working capital needs, which financing has included the issuance of options. Under the terms of AMRC's financing and contingent on FCC approval, exercise of the outstanding issued options could result in the dilution of AMSC's ownership interest in AMRC to 28%. The operations and financing of AMRC are maintained separate and apart from the operations and financing of AMSC (see "Liquidity and Financing"), and, accordingly, it is anticipated that AMRC would be deconsolidated from the financial results of the Company in the near future.

Factors that could affect Future Operating Results

The Company's future operating results could be adversely affected by a number of uncertainties and factors, including (i) the timely completion and deployment of future products and related services, including among other things, availability of mobile telephones, data terminals and other equipment to be used with the SKYCELL System ("Subscriber Equipment") being manufactured by third parties over which the Company has limited control, (ii) the market's acceptance of the Company's services, (iii) the ability and the commitment of the Company's Authorized Sales Agents and other distribution channels to market and distribute the Company's services, (iv) the Company's ability to modify its organization, strategy and product mix to maximize the market opportunities in light of changes therein, (v) competition from existing companies that provide services using existing communications technologies and the possibility of competition from companies using new technology in the future, (vi) capacity constraints arising from the reconfiguration of AMSC-1 or the power management recommendation previously reported, (vii) additional technical anomalies that may occur within the SKYCELL System, including those relating to AMSC-1, which could impact, among other things, the operation of the SKYCELL System and the cost, scope or availability of in-orbit insurance, (viii) the ability of the Company to fully integrate certain components of the service, (ix) Subscriber Equipment inventory responsibilities and liabilities assumed by the Company including the ability of the Company to realize the value of its inventory in a timely manner, and (x) the Company's ability to secure additional financing as may be necessary.

The Company has received a current recommendation from a subcontractor to its satellite manufacturer that, pending further results from an ongoing investigation, the satellite should be operated at modified power management levels. The Company and its satellite manufacturer are investigating the basis, if any, for this recommendation. Based on the information available to date, management believes that, even if maintained, the current power management recommendation would not have a material negative effect on the Company's business plan within the next three to five years, based on anticipated traffic patterns and anticipated subscriber levels. In the event that traffic patterns or subscriber levels materially exceed those anticipated, the power management recommendation, if maintained, could have a material impact on the Company's long-term business plan.

As of September 30, 1997, there were approximately 29,300 subscribers on the SKYCELL System.

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

Results of Operations

Operating Revenues

Service revenues, which include both the Company's voice and data services, approximated $5.6 million and $14.7 million for the three-month and nine-month period ended September 30, 1997. Service revenue from voice services approximated $3.6 million for the three-month period ended September 30, 1997 as compared to $1.1 million for the comparable period in 1996, and $9.2 million for the nine-month period ended September 30,1997, as compared to $2.9 million for the comparable period in 1996. This increase was primarily a result of (i) a 144% increase in voice customers as of September 30,1997, as compared to September 30, 1996 and (ii) a 9% increase in power and band width contracts, offset by approximately $1.3 million received in the first five months of 1996, attributable to satellite capacity leased to TMI, under a commitment that was completed in May 1996. Service revenue from the Company's data services approximated $2.0 million and $5.5 million for the three-month and nine-month period ended September 30, 1997, compared to $1.4 million and $3.2 million for the same period in 1996, an increase of $601,000 and $2.3 million, respectively. The increase was primarily a result of additional revenue from dual mode subscribers added as a result of the acquisition, in November 1996, of Rockwell International Corporation's ("Rockwell") dual mode mobile messaging and global positioning and monitoring service, as compared to the revenue received in the first nine months of 1996 for satellite capacity leased by Rockwell. Revenue from the sale of mobile data terminals and mobile telephones increased from $4.9 million for the three months ended September 30, 1996 to $5.2 million for the three months ended September 30, 1997, and from $12.5 million for the nine-month period ended September 30,1996 to $15.5 million for the nine-month period ended September 30,1997. This increase is attributable to increased equipment sales of the dual mode mobile messaging product, discussed above.


Costs and Expenses

The Company's overall costs and expenses have primarily decreased in the nine-month period ended September 30,1997, as compared to the comparable period in 1996, as a result of stringent cost controls and expense management. Cost of service and operations for the three-month and nine-month periods ended September 30, 1997, which includes costs to support subscribers and to operate the SKYCELL System, was $7.9 million and $25.0 million, respectively, $295,000 and $1.7 million greater than the comparable periods in 1996. Cost of service and operations for both the three-month and nine-month periods ended September 30, 1997, as a percentage of operating expenses, was 26%, compared to 22% and 21% for the comparable periods in 1996. The dollar and percentage increase in cost of service and operations was primarily attributable to (i) increased interconnect charges associated with increased service usage by customers, and
(ii) the additional cost associated with supporting the dual mode mobile messaging product, discussed above. The cost of equipment sold increased to $6.3 million from $6.2 million for the three months ended September 30, 1997 and 1996, respectively, and represented 21% and 18% of total operating expenses for the three months ended September 30, 1997 and 1996, respectively. The cost of equipment sold decreased to $18.9 million from $23.1 million for the nine-month periods ended September 30,1997 and 1996, respectively, and represented 20% and 21% for total operation expense for the same periods. The overall decrease in both dollars and as a percentage of operating expense of the cost of equipment sold was primarily attributable to certain charges in the second and third quarters of 1996, totaling $8.8 million, for the reconfiguration of inventory and the write down of certain assets, including inventory, to net realizable value, offset by increased equipment sales of the dual mode mobile message product, discussed above. Sales and advertising expenses were $2.9 million and

$9.1 million for the three-month and nine-month periods ended September 30, 1997, compared with $5.7 million and $18.0 million for the same periods in 1996. Sales and advertising expenses for the three-month and nine-month periods ended September 30, 1997, were 9% and 10% as a percentage of operating expenses, compared to 17% and 16% for the comparable periods in 1996. Both the dollar decrease and the percentage decrease of sales and advertising expenses were primarily attributable to (i) a more focused approach to advertising as the Company has moved from consumer markets to targeted business-to-business sales, and the resulting reduction in print advertising, (ii) increased costs in the first quarter of 1996 for the development of collateral material needed to support the sales effort, and (iii) costs incurred in the first quarter of 1996 associated with the formal launch of service. General and administrative expenses for the three-month and nine-month periods ended September 30, 1997, were $3.1 million and $10.9 million, respectively, $1.2 and $2.8 million less than the comparable periods in 1996. General and administrative expenses for the three-month and nine-month periods ended September 30, 1997, were 10% and 11%, respectively, as a percentage of operating expenses, compared to 13% and 12% for the same periods in 1996. Both the dollar and percentage decrease in general and administrative expenses for the first nine months of 1997 compared to 1996 were primarily attributable to reductions made in staffing as a result of a management restructuring in the third quarter of 1996. Depreciation and amortization expense was $10.4 million and $31.5 million for the three-month and nine-month periods ended September 30, 1997, compared with $10.1 million and $33.0 million for the same periods in 1996. Depreciation and amortization for the three-month and nine-month periods ended September 30, 1997, was 34% and 33%, respectively, as a percentage of operating expenses, compared with 30% for both of the comparable periods in 1996. The overall dollar decrease in depreciation and amortization expense was attributable to the reduction of the carrying value of the satellite as a result of the resolution, in August 1996, of claims under the Company's satellite insurance contracts and policies and the receipt of approximately $66.0 million, offset by a $1.0 million one-time charge associated with increased amortization in accordance with SFAS No.86, in the second quarter of 1997, of certain cost associated with software development for the mobile data product.


Interest and Other Income

Interest income was $55,000 and $211,000 for the three-month and nine-month periods ended September 30, 1997, compared to $180,000 and $485,000 in the same periods in 1996. The decrease was a result of lower average cash balances in the first nine months of 1997 as compared to the same period in 1996. The Company incurred $6.7 million and $16.3 million of interest expense for the three-month and nine-month periods ended September 30, 1997, compared to $3.7 million and $11.4 million of interest expense for the comparable periods of 1996, reflecting
(i) increased debt balances during the first nine-months of 1997 as compared to 1996, and (ii) the amortization of debt discount and debt issuance costs in the first nine-months of 1997 of approximately $6.8 million compared to $4.0 million in the same period of 1996. Additionally, in the first nine months of 1997, the Company received other income in the amount of $875,000 representing proceeds from the licensing of certain technology associated with the SKYCELL System.

Capital Expenditures

Net capital additions, including additions financed through vendor financing arrangements, for the first nine months of 1997 were $4.7 million, compared to $10.5 million for the same period in 1996. The decrease was largely attributable to the reduction in the acquisition of assets necessary to complete the SKYCELL System.

Liquidity and Capital Resources

Adequate liquidity and capital are critical to the ability of the Company to continue as a going concern and to fund subscriber acquisition programs necessary to reach cash positive and profitable operations. As previously reported, the Company has established a debt facility with Morgan Guaranty Trust Company and Toronto Dominion Bank (the "Bank Financing") consisting of a Term Loan Facility and a Working Capital Facility totalling $200.0 million. The Bank Financing is fully guaranteed by certain AMSC shareholders. As previously reported, the Company, on March 27, 1997, reached an agreement with the Guarantors to eliminate all covenant tests in exchange for additional warrants and a repricing of warrants previously issued (together, the "Guarantee Warrants"). Previously, the Guarantee Warrants had been valued at $19.0 million. The Guarantee Warrants were revalued at $21.9 million, effective March 27,1997. As of October 31,1997, the Company had drawn down $144.0 million of the Term Loan Facility at annual interest rates ranging from 6.00% to 6.25%, and $46.0 million of the Working Capital Facility at annual interest rates ranging from 6.00% to 6.25%.

As  previously  reported,  as a  result  of  slower  than  anticipated  sales of inventory, the Company has sought additional financing and strategic arrangements ("Additional Transactions") to fund its operations through 1997 and into 1998 or beyond. The Company has received a commitment from one of its principal stockholders for an additional credit facility of up to $10.0 million ("Additional Borrowing") to be made available to the Company on commercial terms. The commitment is subject to the negotiation and execution of definitive documentation and the satisfaction of various conditions to be specified therein. The Company is determining whether other principal stockholders wish to participate in the proposed credit facility. While there can be no assurances, the Company believes that it will be able to conclude the Additional Borrowing.

The Company is currently pursuing Additional Transactions, beyond the Additional Borrowing, to provide adequate capital to fund its future operations. While the Company believes that at least one of these Additional Transactions should be consummated, there can be no assurance that any of the Additional Transactions will be consummated or that the terms thereof will be favorable to the Company and non-dilutive to its stockholders. If the Bank Financing, Additional Borrowing or Additional Transactions are not consummated or sufficient, the Company may not have adequate capital to fund its future operations and debt obligations. The Company expects that operating revenues will be insufficient to cover operating expenses until sometime in late 1998 or beyond.

During September, the Company arranged financing of certain current vendor obligations ("Vendor Financing"). As of October 31, 1997, $2.9 million was outstanding at an annual interest rate of 12%.

As previously mentioned (see "General"), AMRC was a winning bidder for, and on October 16, 1997, was awarded an FCC license to provide DARS throughout the United States. AMRC has and will continue to receive funding for this business from an independent source in exchange for debt and an equity interest in AMRC. Accordingly, it is not expected that the development of this business will have a material impact on the Company's financial position, results of operations, or cash flows. The Company's equity interest in AMRC may, however, even on a fully diluted basis, become a material asset of the Company.

As of September 30,1997, the company had remaining contractual commitments to purchase both mobile data terminal inventory and mobile telephone inventory in the maximum amount of $14.1 million.

For the first nine months of 1997, the Company has used $45.9 million of cash in operating activities and $24.3 million of cash in investing activities and has generated $70.6 million of cash from financing activities. Cash used in operating activities was $45.9 million for the first nine months of 1997 compared to $74.6 million for the same period in 1996, a decrease of $28.7 million. The decrease in cash used in operating activities was primarily attributable to (i) decreased operating losses, and (ii) reduced payments of inventory commitments. Cash used in investing activities was $24.3 million for the first nine months of 1997 compared to $54.6 million cash provided by investment activities for the same period in 1996, a decrease of $78.9 million. The decrease was primarily attributable to the insurance settlement in the amount of $66.0 million received in the third quarter of 1996, offset by funding of the DARS license, discussed above. Cash provided by financing activities was $70.6 million for the first nine months of 1997 compared to $13.6 million for the same period in 1996, an increase of $57 million. The increase was largely attributable to the reduction in payments made for repayment of long-term debt and debt acquisition costs incurred in 1996 associated with the establishment of the Bank Financing, discussed above. As of September 30, 1997, the Company had $2.6 million of cash and cash equivalents and working capital of $20.6 million.

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


27.0 --   Financial Data Schedule (filed herewith)


          (b)  Reports on Form 8-K:

               On October 6, 1997, the Company filed a Current Report on Form 8-K describing in response to Item 5 - Other Events that the Federal Communications Commission ("FCC") had announced that it was prepared to grant a license to American Mobile Radio Corproation, a subsidiary of the Company.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  AMERICAN MOBILE SATELLITE CORPORATION
                  (Registrant)


Date: November 14, 1997             By:/s/STEPHEN D. PECK
                                    -------------------------------------
                                    Stephen D. Peck
                                    Vice President and Chief Financial Officer
                                    (principal financial officer)


                                    By:/s/CHRISTOPHER COLAVITO
                                    -------------------------------------
                                    Christopher Colavito
                                    Controller and Vice President
                                    (principal accounting officer)