Form 10-K/A
period 1996-12-31
AMERICAN MOBILE SATELLITE CORP
filed 1998-01-13
CIK 913665

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                      AMERICAN MOBILE SATELLITE CORPORATION
                      -------------------------------------
                                   Form 10-K/A
                         -------------------------------


This amendment on Form 10-K/A is being filed solely to provide conformed pages with respect to the report of the Independent Public Accountants.

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


/s/ARTHUR ANDERSEN, LLP
-----------------------

Washington, D.C.
March 27, 1997

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




/s/ARTHUR ANDERSEN, LLP
-----------------------

Washington, D.C.,
March 27, 1997

SIGNATURES

Pursuant to the requireiments of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AMERICAN MOBILE SATELLITE CORPORATION

                                   By  /s/GARY M. PARSONS
                                       ---------------------------------
                                       Gary M. Parsons,
                                       President and Chief Executive Officer

Date:  January 12, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/GARY M. PARSONS             President, Chief Executive       January 12, 1998
----------------------------   Officer and Director
Gary M. Parsons                (principal executive officer)

/s/STEPHEN D. PECK
----------------------------   Vice President and Chief         January 12, 1998
Stephen D. Peck                Financial Officer
                               (principal financial officer)

/s/JACK A. SHAW                Chairman of the Board of         January 12, 1998
----------------------------   Directors
Jack A. Shaw


----------------------------   Director                         January 12, 1998
Steven D. Dorfman

/s/HO SIAW HONG
----------------------------   Director                         January 12, 1998
Ho Siaw Hong


----------------------------   Director                         January 12, 1998
David A. Juliano

/s/BILLY J. PARROTT
----------------------------   Director                         January 12, 1998
Billy J. Parrott

/s/ANDREW A. QUARTNER
----------------------------   Director                         January 12, 1998
Andrew A. Quartner

/s/RODERICK M. SHERWOOD, III
----------------------------   Director                         January 12, 1998
Roderick M. Sherwood, III

/s/MICHAEL T. SMITH
----------------------------   Director                         January 12, 1998
Michael T. Smith

/s/YAP CHEE KEONG
----------------------------   Director                         January 12, 1998
Yap Chee Keong


----------------------------   Director                         January 12, 1998
Albert L. Zesiger