Form 10-K
period 1997-12-31
AMERICAN MOBILE SATELLITE CORP
filed 1998-03-31
CIK 913665

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997
                         Commission file number 0-23044

                      AMERICAN MOBILE SATELLITE CORPORATION
             (Exact name of registrant as specified in its charter)

                        DELAWARE           93-0976127
                   (State or other     (I.R.S.  Employer
                   jurisdiction of    Identification No.)
                   incorporation or
                    organization)

           10802 Parkridge Boulevard
                  Reston, VA                          20191-5416
    (Address of principal executive offices)          (Zip Code)

       Registrant's telephone number, including area code: (703) 758-6000
        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, $0.01 per value per share
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. X

The aggregate market value of shares of Common Stock held by non-affiliates at March 27, 1998 was approximately $142,757,227.

Number of shares of Common Stock outstanding at March 27, 1998:  25,176,726.

This Annual Report on Form 10-K omits certain supplemental financial information required by Rule 3-09 of Regulation S-X.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders is incorporated by reference in Part III of this Form 10-K.

                      AMERICAN MOBILE SATELLITE CORPORATION


                         1997 Annual Report on Form 10-K


                                     PART I

This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are identified by the use of forward-looking words or phrases including, but not limited to, "believes," "intended," "will be positioned," "expects," "expected," "estimates," "anticipates" and "anticipated." These forward-looking statements are based on the Company's current expectations. All statements other than statements of historical facts included in this Annual Report, including those regarding the Company's financial position, business strategy, projected costs and financing needs, and plans and objectives of management for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. Because forward-looking statements involve risks and uncertainties, the Company's actual results could differ materially. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Annual Report, including, without limitation, in conjunction with the forward-looking statements included in this Annual Report. These forward-looking statements represent the Company's judgment as of the date hereof and readers are cautioned not to place undue reliance on these forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Current Report on Form 8-K filed on March 9, 1998, and Form 10-Q Quarterly Reports to be filed by the Company subsequent to this Form 10-K Annual Report and any Current Reports on Form 8-K and registration statements filed by the Company.

Item 1.  Business.

                                    Overview

American Mobile Satellite Corporation (the "Company" or "American Mobile"), through its subsidiaries, is a leading provider of nationwide wireless communications services, including data, dispatch, and voice services, primarily to business customers in the United States. On March 31, 1998, American Mobile acquired ARDIS Company ("ARDIS") from Motorola, Inc. ("Motorola"), and combined the ARDIS terrestrial-based business with the satellite-based business operated through its subsidiary AMSC Subsidiary Corporation. The Company's combined network offers a broad range of end-to-end wireless solutions utilizing a seamless network consisting of the nation's largest, most fully-deployed terrestrial wireless data network and a satellite in geosynchronous orbit.

American Mobile

American Mobile, a leading provider of nationwide mobile data and voice dispatch service, operates North America's first high-powered, satellite-based digital mobile communications system. American Mobile provides a broad range of integrated end-to-end wireless solutions to land, sea and air-based customers in a service area (the "Service Area") consisting of the continental United States, Alaska, Hawaii, Puerto Rico, the U.S. Virgin Islands and U.S. coastal waters and airspace.

American Mobile provides data service through two network configurations, either a "satellite-only" service network or a "multi-mode" terrestrial and satellite service network. American Mobile's satellite-only data communications system provides data services primarily to long-haul trucking customers. The Company's multi-mode communications system uses the Company's terrestrial and satellite networks to provide "least-cost routing" for customers' two-way data communications by actively seeking connections to the lower cost terrestrial network before automatically using the Company's satellite network, thereby providing cost-effective nationwide coverage.

In addition to providing data service, American Mobile offers two forms of mobile voice communications service: nationwide dispatch service and satellite telephone service. American Mobile is the only company that offers a nationwide dispatch service which allows multiple users located anywhere in American
Mobile's extensive service area to share a single connection for point-to-multipoint communication using push-to-talk handsets. American Mobile markets its nationwide dispatch service primarily to field services users with wide-area fleet communications needs. American Mobile's satellite telephone service provides traditional voice, fax and data service through satellite terminals that are similar to cellular phones. American Mobile markets its satellite telephone service primarily to maritime users, including both commercial and recreational vessels, as well as other market segments such as government and public safety organizations.

As of December 31, 1997, American Mobile had approximately 32,400 units operating on its network.

ARDIS

ARDIS, a leading provider of nationwide wireless data service, markets its service primarily to business customers with a need for reliable, two-way wireless data communications in the field services and transportation markets. The ARDIS wireless data network provides the widest breadth of coverage of any single provider of terrestrial wireless service in the United States. The network incorporates approximately 1,700 radio towers (base stations) that provide service to 425 of the largest cities and towns in the United States, including virtually all metropolitan areas. The network was designed and built using Motorola technology to provide reliable two-way data communications, deep in-building penetration and efficient frequency usage. The extensive coverage and deep in-building penetration provided by the ARDIS network is attractive to customers who desire a single service provider whose nationwide scope extends from large metropolitan areas to smaller cities and towns. Customers use applications such as service call dispatch, asset tracking, and peer-to-peer communications to achieve critical business objectives resulting in increased productivity, profitability and customer satisfaction.

As of December 31, 1997, ARDIS had approximately 55,400 units (including approximately 6,500 units, common to both American Mobile and ARDIS) operating on its network.


AMRC

American Mobile Radio Corporation, a subsidiary of AMRC Holdings, Inc. (together with American Mobile Radio Corporation, "AMRC") has been granted a license from the Federal Communications Commission (the "FCC") to construct, launch and operate a domestic satellite system for the provision of satellite-based digital audio radio service ("DARS"). AMRC made a payment of $90 million to fully pay for its DARS license in October 1997. The Company currently owns 80% of the capital stock of AMRC. The remainder of AMRC is owned by WorldSpace, Inc. ("WorldSpace"), a leading international DARS company that is planning to provide DARS service to Latin America, Africa and Asia. Through its investment in AMRC, WorldSpace has an option to increase its ownership in AMRC to 72%, subject to FCC approval. It is anticipated that the proceeds resulting from the exercise of the option will not be available to the Company. As previously reported, on March 20, 1998, AMRC entered into an agreement with Hughes Space and Communications International, Inc. to build two new generation, high-powered HS-702 geostationary orbit satellites for its digital radio service, with service anticipated to begin in the year 2000.


                                     History

The Company, a Delaware corporation, was incorporated in May 1988 by eight of the initial applicants for the first mobile satellite services license, following a determination by the FCC that the public interest would best be served by granting the license to a consortium composed of all willing and qualified applicants. In March 1991, the Company transferred the mobile satellite services license to its wholly owned subsidiary, AMSC Subsidiary Corporation.

In August 1989, the FCC authorized the Company to construct, launch and operate a mobile satellite communications system. For the system's mobile links, the FCC assigned to the Company the exclusive license to 30 MHz of L-band spectrum, subject to international frequency coordination. L-band spectrum is considered advantageous for mobile communications services because it is less affected by radio propagation difficulties than are higher frequencies. The FCC licensed the Company to provide a full range of mobile voice, data and dispatch communications services via satellite to land, air and sea-based customers in the Service Area.


                                 The Acquisition

On March 31, 1998, the Company acquired ARDIS (the "Acquisition") in accordance with a purchase agreement (the "Purchase Agreement") entered into with Motorola on December 31, 1997. Subject to certain purchase price adjustment provisions, the Company acquired ARDIS for a purchase price of $100 million (the "Purchase Price") paid as follows: (i) $50 million in cash, paid at the closing of the Acquisition; (ii) approximately $38 million in shares of the Company's Common Stock, paid at the closing of the Acquisition; and (iii) approximately $12 million in shares of the Company's Common Stock and warrants for shares of Company's Common Stock only if, at the annual meeting of Company's stockholders, the stockholders approve the issuance of the additional shares and warrants to Motorola. The holders of approximately 76% of Company's Common Stock outstanding and entitled to vote thereon have agreed with Motorola that they will vote for approval of such issuance.

In connection with the Acquisition, the Company and its subsidiaries entered into agreements with respect to three financings and refinancings: (1) $335 million of Units consisting of 12 1/4% Senior Notes due 2008 and Warrants to purchase shares of Common Stock of the Company; (2) a $100 million Revolving Credit Facility and a $100 million Term Loan Facility (collectively, the "New Bank Financing"); and (3) a $10 million commitment with respect to Motorola vendor financing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Upon completion of the Acquisition, ARDIS became a wholly-owned subsidiary of AMSC Acquisition Company, Inc. ("Acquisition Company"). In connection with the Acquisition, the Company also transferred all of its rights, title and interest in three additional subsidiaries -- American Mobile Satellite Sales Corporation, AMSC Subsidiary Corporation and AMSC Sales Corporation, Ltd. -- to Acquisition Company. As a result, each of these entities is a wholly-owned subsidiary of Acquisition Company that, in turn, operates as a wholly-owned subsidiary of the Company. The Company continues to retain its direct ownership interest in AMRC.

The full benefits of a combination of American Mobile and ARDIS as a result of the Acquisition will require the integration of each company's administrative, finance, sales and marketing organizations, the coordination of each company's sales efforts and the implementation of appropriate operational, financial and management systems and controls. There can be no assurance that the Company will be able to integrate the operations of American Mobile and the ARDIS network successfully or, if successful, that such integration will yield the expected benefits to the Company.


                                   The Network

Following the Acquisition, the Company's integrated network consists of (i) a satellite in geosychronous orbit with coverage of the continental United States, Alaska, Hawaii, Puerto Rico, the U.S. Virgin Islands and U.S. coastal waters and airspace, and (ii) the largest two-way terrestrial data network in the United States with coverage of over 425 of the largest cities and towns in the United States, including virtually all metropolitan areas. The network provides a wide range of mobile data and voice services in multi-mode and single-mode configurations.

Users of the Company's terrestrial and satellite communications network access the network through subscriber units that may be portable, mobile or stationary devices. Generally, subscriber units enable either data or voice communications and are designed to operate over either the terrestrial data-only network or the satellite network, which provide both voice and data communications. In addition, the Company's multi-mode subscriber equipment is designed to provide least-cost routing of data messages over both the terrestrial and satellite networks.

Subscriber units receive and transmit wireless data or voice messages from either terrestrial base stations or the Company's satellite, MSAT-2. Terrestrial messages are routed to their destination via Company-owned data switches, which connect to the public data network. Satellite messages are routed to their destination via satellite data and voice switches, located at the Company's headquarters, which connect to the public data and switched voice networks. A data switch located in Cedar Rapids links the terrestrial and satellite networks for the delivery of the Company's multi-mode data service.

The Company's terrestrial network delivers superior in-building penetration, completion rates and response times compared to other wireless data networks through the use of a patented single frequency reuse ("SFR") technology developed by Motorola. SFR technology enables multiple base stations in a given area to use the same frequency. As a result, a message sent by a subscriber can be received by a number of base stations. This technology contrasts with more commonly used multiple frequency reuse ("MFR") systems which provide for only one transmission path for a given message at a particular frequency. In comparison with MFR systems, the Company's technology provides superior in-building penetration and response times and enables the Company to incrementally deploy additional capacity as required, instead of in larger increments as required by most wireless networks.

                                Business Strategy

The Company's objective is to maximize its revenues by delivering value-added services to end users in specific market segments. To meet this objective and to capitalize upon the competitive advantages resulting from the combination of American Mobile and ARDIS, the Company intends to: (i) offer business customers a broad range of nationwide wireless service and end-to-end data solutions; (ii) integrate and leverage the advantages of its nationwide terrestrial and satellite data networks; (iii) enhance market penetration by lowering customers' "total cost of ownership;" and (iv) expand the use of alternate distribution channels to accelerate network loading.

Offer Business Customers a Broad Range of Nationwide Wireless Solutions. The Company believes its corporate customers prefer a single-source service provider capable of delivering a broad range of efficient and cost effective solutions to meet their need for mobile wireless communications. The Company believes that it has and will continue to have a unique strategic advantage in being able to provide one-stop shopping across a broad range of products, including two-way paging and advanced messaging, packaged e-mail and LAN solutions, custom data applications, dual mode terrestrial/satellite data, and satellite voice and dispatch functions.

Integrate and Leverage Network Advantages. The Company has spent over a decade developing and deploying its nationwide terrestrial and satellite networks and now seeks to accelerate growth by leveraging its integrated network. Unlike many competitors with plans to build out limited city-wide or regional terrestrial networks or to launch satellites, the Company's technology infrastructure is in place and operational today, with future network expansion requirements arising primarily from increased customer demand. The Company believes that this integrated terrestrial/satellite network provides key competitive advantages currently unmatched by any competitor: virtually 100% nationwide geographic coverage, guaranteed message delivery, and, in the areas covered by the ARDIS network, deep in-building penetration. By integrating the operations of its terrestrial and satellite networks, the Company expects to achieve operating efficiencies and economies of scale that it believes will lead to improved operating margins.

Enhance Market Penetration By Reducing Customers' "Total Cost of Ownership." Historically, the most significant obstacle to the implementation of enterprise-wide wireless data applications has been the relatively high total cost of ownership. The total cost of ownership is comprised of three primary elements: the cost of the subscriber unit, the required investment in software development, and the monthly cost of network access and usage. In most of the Company's applications, the monthly cost of network access and usage has been the least prohibitive of these elements. Until recently, subscriber unit costs in excess of $3,000 and custom software investments of up to several million dollars were common. By working with business partners and vendors, and making strategic software investments, the Company has succeeded in significantly lowering customers' total cost of ownership. New subscriber units, including low-cost two-way messaging units and laptop modem cards, are now available for $500 or less and substantial development work is underway with several of the Company's vendors to accelerate reductions of equipment cost, unit weight and size. In the future, the Company expects that the increased subscriber unit volumes associated with recent large contract awards will lead to additional unit price reductions. In addition, customers can now use off-the-shelf software applications that are relatively inexpensive, or in the case of the Company's two-way messaging service, free. The Company believes that these lower price points will accelerate the adoption of the Company's services in its historical markets, and will enable the Company to develop new markets, such as wireless point-of-sale and telemetry.


Expand Alternate Distribution Channels. The Company sells it service primarily through a direct sales force and resellers. In order to accelerate network loading, the Company expects to expand its use of indirect distribution channels. To date, the Company has entered into agreements with resellers to penetrate markets where such resellers have a market presence and significantly greater resources than the Company, including dedicated sales personnel. In addition, the Company is in the process of establishing relationships with existing paging companies, paging resellers, and other targeted distribution partners to market two-way guaranteed messaging services. The Company believes that the resale of its network is an alternative that paging companies will consider when assessing a move from one-way to two-way messaging because it may reduce or eliminate the need for additional investment in network infrastructure. The Company intends to utilize paging companies and other similar partners with well established distribution capabilities to develop markets outside of the Company's historical market segments.


                           Marketing and Distribution

The Company markets its services through four primary distribution channels: direct sales, vertical resellers, horizontal resellers and dealers.


Direct Sales

The Company has a direct sales force who focus on the requirements of business customers. This sales organization is comprised of a national accounts group that profiles and targets specific Fortune 500 accounts, and a network of regionally based representatives who specialize in specific industry segments. Sales to national account targets generally require a sustained marketing effort lasting several months. Prior to making a buying decision, a majority of the accounts exercise a due diligence process where competitive alternatives are evaluated. The Company's employees often assist in developing justification studies, application design support, hardware testing, planning and training.


Vertical Resellers

In order to penetrate quickly certain market segments characterized by specialized technical requirements and/or unique business applications, the Company leverages the capabilities of specialized distribution partners. These relationships enable the Company to penetrate new market segments without investing in the product, training and development requirements typically associated with entry into a new market segment.

The Company's resale arrangements are specifically designed to accelerate entry into the wireless telemetry (utility and alarm monitoring), point-of-sale, maritime and government market segments. These business partners are responsible for development of the end-user solutions, and purchase capacity on the Company's data network.

Value added service providers ("VASPs") represent one of the Company's primary distribution channels for maritime satellite telephony. VASPs purchase bulk minutes, resell at a margin, set the price, take risk of collection and perform all service and billing functions.

The Company currently utilizes three specialized government resellers, one of which has included the Company's products on the general services administration schedule. The Company intends to expand the distribution opportunities for its terrestrial data products by also including them in these programs.

The Company also has various private network customers ("PNCs") that purchase bulk satellite capacity from the Company in the form of dedicated capacity increments or channels. PNCs use this capacity to support their own proprietary networks and products, and maintain all associated business risks and responsibilities.


Horizontal Resellers

The Company utilizes a series of resale relationships designed to reach a large segment of the mobile workforce that does not require integration with centralized systems, but still has a broad need for two-way messaging and wireless e-mail access. Because these applications are generic across numerous industries, the segment is horizontally addressable, and requires some level of retail presence. To achieve this presence, the Company is in the process of establishing relationships with existing paging companies, paging resellers and other targeted distribution partners to market two-way guaranteed messaging services. The Company also maintains relationships with manufacturers of personal handheld computing devices, who include the Company's marketing material with the device packaging to provide the purchaser the option of wirelessly enabling a handheld computing device.


Dealer Channels

The Company also uses land mobile and maritime dealers who distribute the Company's nationwide dispatch and satellite telephony products. These dealers typically have strong business relationships with regional public safety entities, as well as with smaller field service fleets and maritime users. The Company believes that opportunities exist to capitalize on the strengths of this channel by introducing a low cost terrestrial data device with minimum integration requirements. Typically these dealers serve as agents for sales and service and do not set pricing or provide billing and collection services. These dealers are generally compensated with a modest percentage of the service revenue for which they are responsible.


Customer Concentration

After giving pro forma effect to the Acquisition, three existing customers, IBM, NCR and Pitney Bowes, accounted for 26%, 7% and 5%, respectively, of the Company's recurring service revenue for the twelve months ended December 31, 1997. The loss of one or more of such customers, or any event, occurrence or development which adversely affects the relationship between the Company and such customer could have a material adverse effect upon the Company.


                        Equipment; Supplier Relationships

The Company has contracts with multiple vendors to supply equipment configurations designed to operate on each of its operating platforms. These devices are designed to meet the requirements of specific end-user applications. The Company continues to pursue enhancements to these devices that will result in additional desirable features and reduced cost of ownership. Although many of the components of the Company's products are available from a number of different suppliers, the Company does rely upon a few key suppliers.

In connection with its mobile data communications service, the Company presently has an agreement with Trimble Navigation, Limited to supply its satellite data unit. In addition, multi-mode data terminals are sourced from Rockwell Collins, Inc. The Company also has contracted with Vistar, Inc., a Canadian company, for the development of a new multi-mode terminal. The new terminal will incorporate design changes that will simplify the installation process and allow for the addition of enhancements in a modular fashion. The Company believes that the price of multi-mode terminals will continue to decline in the coming years.

There are currently over 30 different types of subscriber units available from 15 manufacturers that can operate on the terrestrial network. Examples of portable subscriber units include ruggedized laptop computers, small external modems, handheld or palmtop "assistants," pen based "tablets," and two-way messaging devices, such as the RIM Interactive PagerTM. Significant developers of devices that are compatible with the network include Motorola, RIM and Itronix. Motorola and RIM manufacture modems designed to be integrated into handheld field service terminals, telemetry devices, utility monitoring and security systems as well as other computing systems. RIM recently has developed the Interactive PagerTM that supports the Company's two-way messaging service. Itronix manufactures the XC-6000, a fully ruggedized laptop computer with a standard keyboard and an integrated wireless modem.

Mobile satellite voice telephones are offered in a number of different configurations that deliver a variety of features and options to meet specific market needs. Mobile satellite telephones are currently available in land mobile vehicle installed, fixed site, maritime, aeronautical, dual mode voice/direct to home satellite television and fully transportable (i.e., battery powered and packaged in a briefcase) configurations. Subscriber equipment for satellite telephone service and nationwide dispatch service includes data interface ports to allow connection to communications accessories such as personal computers, and global positioning satellite ("GPS") tracking devices. Recent enhancements allow users to utilize the dispatch product remotely from the vehicle, via a wireless tether. American Mobile continues to add enhancements based upon customer requirements, and has several initiatives that could result in the reduced cost of end-user devices. The primary suppliers for the voice equipment are Westinghouse Electric, Inc. ("Westinghouse") and Mitsubishi Electric Corporation.

Tandem computer provides the ARDIS network switching computers under a multi-year lease that extends through the year 2000, while AT&T provides network services including a nationwide wireline data network, and leased sites which house regional ARDIS switching equipment. The Company also has a relationship with AT&T as its vendor for switched inbound and outbound public switched telephone network services. The satellite system terminates calls from its telephone product via both the AT&T and Sprint networks.

ARDIS has executed multiple agreements with Motorola that provide for certain continued support from Motorola with respect to: supply and support for the ARDIS DataTAC network infrastructure; ongoing maintenance and service of the ARDIS base stations; and lease administration services for approximately 37% of ARDIS' base station site leases. Additionally, Motorola is expected to continue to manufacture modems compatible with the ARDIS network infrastructure for use in end-user devices.

Hughes Network Systems Ltd, of the United Kingdom, manufactures and supports the key component to the Company's multi-mode and satellite messaging products, which is the Land Earth Station ("LES"). There are currently four LES's operational. The platform for the Company's voice products, the communications ground segment ("CGS"), depends upon products from multiple vendors, most of which are generally commercially available. Northern Telecom manufactures and supports the core voice switch. Digital Equipment Corporation supplies the computing platform that runs the CGS.

American Mobile jointly owns certain patents, technical data and other intellectual property, including the final mobile terminal performance specification ("FMPS"), developed by Westinghouse, with the Canadian mobile satellite service provider, TMI Communications and Company, Limited Partnership ("TMI"). The Company separately owns other patents, technical data and other intellectual property developed by Westinghouse at the Company's sole expense. Certain of the intellectual property used in the development of the CGS is owned by Westinghouse or licensed from others. The Company believes its ownership of and rights to intellectual property relating to the CGS is sufficient for its business purposes.

The ARDIS network, and certain of its competitive strengths such as deep in-building penetration, is based upon SFR technology. Motorola holds the patent for SFR technology. ARDIS has entered into support agreements with Motorola to provide for certain support of the operations of the ARDIS network.

However,   there  can  be  no  assurance  that  Motorola  will  not  enter  into
arrangements  with  the  Company's  competitors,   or  that  if  it  does,  such
arrangements would not have a material adverse effect on the Company.


                     Satellite Lease and Purchase Agreement

As previously reported, on December 4, 1997, the Company entered into an agreement with African Continental Telecommunications Ltd. ("ACTEL") to lease the Company's satellite, "MSAT-2," (the "Satellite Lease agreement") for deployment over sub-Saharan Africa. The five-year lease provides for aggregate payments to the Company of $182.5 million. Simultaneously, the Company agreed with TMI to acquire a one-half ownership interest in TMI's satellite, "MSAT-1," (the "Satellite Purchase Agreement") at an aggregate cost to the Company of $60 million, payable in equal installments over a five-year period; certain additional payments to TMI of up to one-half of additional net payments received are contemplated in the event that additional benefits are realized by the Company with respect to MSAT-2 after the initial five-year lease term. Under the Satellite Purchase Agreement, TMI and the Company will each own a 50% undivided ownership interest in MSAT-1, will be jointly responsible for the operation of MSAT-1, and will share certain satellite operating expenses, but will otherwise maintain their separate business operations.

The Satellite Purchase Agreement and Satellite Lease Agreement are separate transactions and reflect separate sets of obligations for the Company. While the Company believes that if ACTEL defaults under the Satellite Lease Agreement, the Company would be able to achieve the return of MSAT-2 from ACTEL to its operation in the United States and terminate its payment obligations to TMI under the Satellite Purchase Agreement, there can be no assurances that such actions can be achieved. In addition, there can be no assurances that the agreements will operate in parallel, or that the Company will not be met with certain completion or transactional risks under the Satellite Lease Agreement. If it is necessary for the Company to make payments under the Satellite Purchase Agreement at a time when it is not receiving payments under the Satellite Lease Agreement, the Company could be materially and adversely affected.

Closing under the Satellite Purchase Agreement and Satellite Lease Agreement is subject to a number of conditions, including: United States and Canadian regulatory approvals; a successful financing by ACTEL of at least $120 million; completion of certain satellite testing, inversion and relocation activities with respect to American Mobile's satellite, to support the contemplated services over Africa; receipt of various government authorizations from Gibraltar, South Africa and other jurisdictions to support satellite relocation, including authorizations with respect to orbital slot and spectrum coordination; and completion of certain system development activities sufficient to support satellite redeployment. On March 13, 1998, the FCC provided approval of the transactions; Canadian government coordination and approvals remain outstanding. It is anticipated that the closing under both agreements will occur simultaneously in the spring of 1998. It is anticipated that the net proceeds of the Satellite Lease Agreement and Satellite Purchase Agreement will be used primarily to repay the Company's Revolving Credit Facility, as well as to provide the Company with additional liquidity. In addition, any amounts repaid from the net proceeds of the Satellite Lease Agreement and Satellite Purchase Agreement would reduce the commitment available to the Company under the Revolving Credit Facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." While it is anticipated that these transactions would improve the leverage of and provide additional liquidity to the Company, there can be no assurance that such transactions will be consummated simultaneously, or at all.


                        Satellite Back-up and Technology

The Company presently has an agreement with TMI, the Canadian mobile satellite licensee, for reciprocal backup, restoral and excess capacity usage ("Backup Capacity") on the other party's satellite in the event of a satellite failure or a need for excess capacity. In the event that the lease and redeployment of MSAT-2 is consummated, the Company will no longer have available Backup Capacity from MSAT-1. Each of MSAT-2 and MSAT-1 has in the past experienced certain technological anomalies, most recently with respect to MSAT-2 in January 1998 and MSAT-1 in February 1998. While recent anomalies have involved either spare components or ones which have not had a material impact on the Company, there can be no assurance that either of the satellites will not experience subsequent anomalies that could adversely affect the Company's financial condition, results of operations and cash flows. In the event that MSAT-1 experiences anomalies of this type or other types at a time when the Company has no back-up capacity, there would be a material adverse effect on the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

The Company, as well as TMI, has received a current recommendation from a subcontractor to its satellite manufacturer that, pending further results from an ongoing investigation, the satellite should be operated at modified power management levels. The Company and its satellite manufacturer are investigating the basis, if any, for this recommendation. Based on the information available to date, management believes that, even if maintained, the current power management recommendation would not have a material negative effect on the Company's business plan within the next three to five years, based on anticipated traffic patterns and anticipated subscriber levels. In the event that traffic patterns or subscriber levels materially exceed those anticipated, the power management recommendation, if maintained, could have a material impact on the Company's long-term business plan.

MSAT-2 has an expected remaining service life of approximately eight years and the expected remaining life of MSAT-1 is approximately ten years. This expected remaining service life of each satellite may be affected by a number of factors. For example, random failure of satellite components could result in damage to or loss of MSAT-2 or MSAT-1. It is also possible that either satellite could be damaged by electromagnetic storms or collisions with other objects, although such occurrences are rare. Although the Company believes that the actual service lives of both satellites may exceed their expected service lives, there can be no assurance that MSAT-2's or MSAT-1's expected service life will be exceeded or achieved. Although the Company has obtained in-orbit insurance against a failure of MSAT-2 in the amount of $184 million, such insurance includes a variety of deductibles, performance margins and exclusions and it is unlikely that any recovery under such insurance would fully compensate the Company for losses it would sustain in such event. Further, the proceeds from the in-orbit insurance must be used to repay the outstanding balance of the New Bank Financing and the remaining proceeds, if any, would be insufficient to construct, launch and insure the launch of a replacement satellite. There can be no assurance that additional financing will be available to construct, launch and insure a replacement satellite or, if available, will be available on terms favorable to the Company. At present, there is no insurance policy in effect for MSAT-1. Although there can be no assurance, the Company believes that it will be able to obtain insurance with respect to its interest in MSAT-1 in connection with the Satellite Purchase Agreement on terms substantially similar to those presently in effect for MSAT-2. In addition, the in-orbit insurance policy is subject to annual renewal, and there is no assurance that insurance on favorable terms and at commercially reasonable rates will remain available for coverage of MSAT-2, or be available for coverage of MSAT-1.

In the event that, following the satellite lease, MSAT-1 ceases to operate, the Company would have several options to replace the lost capacity, through the lease or purchase of capacity on certain Inmarsat satellites, or the launch of a new satellite. However, each of these options would require substantial lead-time and significant financing. As a result, any such delay or need for significant funds would result in a material adverse effect on the Company.


                                   Competition

The wireless communications industry is highly competitive and is characterized by frequent technological innovation. The Company competes on the basis of providing comprehensive, end-to-end solutions and a premium level of service in the markets it serves. End-to-end solutions have been assembled working with a select group of business partners who develop and manufacture software, middleware and hardware components. The Company differentiates itself and provides a premium level of service due to its unmatched geographic coverage, in-building penetration, guaranteed message delivery, and guaranteed reliability.

The Company competes with a full array of companies, from small startups to Fortune 500 companies. Many of these competitors have financial, technical and marketing resources in excess of the Company's. Because the Company competes in several market segments with a broad range of services, competing technologies may address one or more of the market segments. The Company has identified six major classes of technologies or services that offer capabilities competitive with the Company's services: Terrestrial Packetized Data; Cellular/PCS; Specialized Mobile Radio ("SMR")/Enhanced Specialized Mobile Radio ("ESMR"); Private Systems; Paging/Narrowband PCS; and Mobile Satellite Services.

Terrestrial Packetized Data. Companies using packetized data technologies provide wireless data services that compete directly with a number of the Company's data products. Packetized data technology relies on radio frequencies to transmit short-burst data messages. Primary competitors using this technology include RAM Mobile Data ("RAM"), Metricom, Teletrac and Cellnet. RAM, a wholly-owned subsidiary of BellSouth enterprises, operates a terrestrial-only network that provides data services to customers primarily in the field service, transportation and utility industries. The Company believes that its network provides broader coverage, and superior in-building penetration compared to RAM's network. In addition, the Company is upgrading its network in major cities so that it will operate at faster speeds than the RAM network. Metricom's Ricochet service provides wireless, mobile access to the Internet, private intranets, local area networks and e-mail. Metricom currently offers its service in limited regions comprised of San Francisco, Seattle, Houston and Washington, D.C. Teletrac provides primarily location and vehicle monitoring and two-way data transfer services in major metropolitan areas and Cellnet provides wireless meter reading services.

Cellular and PCS. Cellular and PCS services compete with the Company's satellite and terrestrial voice and data services, and presently serve the majority of mobile communications users in the United States, with approximately 55,000,000 units. Cellular and PCS systems operated by approximately 1,500 companies collectively provide service throughout most of the United States, with no single competitor providing the breadth of coverage that is available through the Company's network. Cellular Digital Packet Data ("CDPD"), the cellular industry's standard packet data service, is available principally in metropolitan areas containing approximately 44% of the nation's population at the end of 1997. PCS carriers, many of which offer short message capabilities and expect to offer larger capacity packet data services in the near future, presently offer service which in the aggregate covers approximately 60% of the U.S. population.

Most cellular and PCS providers have structured their services and distribution principally to meet switched voice service requirements of broad-market users. However, HighwayMaster Communications, Inc. offers data and voice communications to the long-haul trucking industry through the application of its proprietary messaging and billing technologies to circuit-switched cellular capacity which it purchases in bulk from a number of large cellular carriers. Differences in equipment and service pricing and product characteristics result in minimal direct competition between the Company's voice products and most other cellular carriers.

Specialized Mobile Radio (SMR) and Enhanced Specialized Mobile Radio (ESMR) Services. Within the limitations of available spectrum and technology, SMR operators compete with the Company's voice dispatch services by providing mobile communications services, including mobile telephone, dispatch, paging and limited data services. For certain applications, such as mobile telephone interconnect, SMR systems presently are less expensive than the Company's services, although the shared channel configuration and the economics of these systems have traditionally caused SMR systems to be less frequently utilized for voice telephone services.

SMR radio services have been expanding rapidly over the past ten years and converting from analog to digital technology. ESMR systems compete with the Company's voice and data dispatch services in metropolitan areas. NEXTEL

Communications, Inc. ("Nextel") provides ESMR services in numerous large metropolitan service areas in the United States and is the leading provider of SMR using digital technology, frequency reuse and lower power transmitters to transform its current SMR service into cellular-like services, including voice telephone services. Geotek Communications, Inc. ("Geotek") offers voice and data communication networks for the trunked mobile radio market. Targeted primarily to small and medium-sized businesses managing fleets of vehicles and mobile workforces, Geotek is focused on providing metropolitan area voice and data services. Currently, Geotek's service is available in 11 markets. Neither Nextel nor Geotek provide nationwide voice dispatch or data services comparable to those offered by the Company.

Private Land Mobile Frequencies. Individual companies that have chosen to develop their own private wireless data network constitute a large percentage of the wireless marketplace for corporate fleets. An example of such a customer is Federal Express. While these companies already have made significant investments in their systems, in some cases recurring maintenance, upgrade and expansion costs, coupled with recent steps by the FCC to charge private system owners for the use of the radio frequencies, have caused these organizations to turn to commercial providers such as the Company.

Narrowband PCS/Enhanced Paging. There are a large number of paging companies that offer messaging services on a regional or nationwide basis. Despite the low cost of one-way paging, most traditional paging services do not provide full-function two-way communications. Although some paging companies, such as MTel, have begun to offer limited time-delayed two-way messaging services, initial challenges in coverage, responsiveness and throughput currently limit their adoption by the Company's targeted business customers.

Mobile Satellite Services. The Company's voice and data services face competition from a number of companies that are selling or are developing services using a variety of satellite technologies. The principal alternative satellite-based communications system available to the trucking market is Qualcomm Incorporated's ("Qualcomm") OmniTracs nationwide data service. Qualcomm currently provides low-speed mobile data services using terminals which are priced competitively with the Company's satellite-only terminals. Qualcomm's OmniTracs service does not provide a terrestrial communications path or least-cost routing capabilities similar to the Company's multi-mode product. As a result, transmissions to and from a vehicle must be routed exclusively over a satellite network and are subject to line of sight blocking and higher transmission costs, limiting the product's functionality and cost-effectiveness in segments that require urban coverage or large volumes of data transmission.

NORCOM Networks Inc. ("NORCOM") is in the process of commercially deploying a satellite-based packet data service that competes with the Company's data services in the transportation and field service segments. NORCOM currently purchases channel capacity on the Company's satellite over which it operates its network, and combines its satellite data service product with terrestrial services provided by RAM and by the Company.

The Company's satellite services also compete for mobile maritime subscribers with TMI, a Canadian company operating a satellite comparable to MSAT-2, and with Inmarsat, a consortium of 70 countries that is authorized to provide maritime voice and data services along the North American coasts. Because Inmarsat's current system operates at a much lower power level than does the Company's satellite, its mobile terminals must be equipped with antenna systems that are larger and more expensive than those required for the Company's network. The Inmarsat system also has per minute charges significantly higher than those charged by the Company. Comsat, the U.S. signatory for Inmarsat, applied to the FCC for authority to provide mobile satellite services ("MSS") in the United States through Inmarsat facilities. TMI, which is technically capable of providing service within the United States, has also announced its intention to provide MSS to domestic customers over MSAT-1. Although the FCC has consistently denied Comsat's application, most recently on January 9, 1998, there can be no assurances that Comsat, TMI, or any other satellite provider, will not become authorized to provide MSS in the United States (See "Regulation").

Recently, several Low Earth Orbit ("LEO") and Medium Earth Orbit ("MEO") satellite systems have been announced or have commenced deployment. Examples of these systems, which are more complex and costly than the Company's geosynchronous network, include Iridium LLC; Globalstar Telecommunications, LTD, and ICO Global. When deployed, these systems will offer certain advantages over the Company's voice telephony service, including the ability to support small handheld telephones and, in certain instances, reduced transmission delay. However, the Company does not expect that these systems will provide a nationwide dispatch service or support data service in excess of 2,400 bps. Moreover, these companies are focused primarily on consumer-oriented and global traveler applications and not the business markets which are the focus of the Company. Further, because these companies will deploy satellite systems, they are not expected to compete against urban in-building data services provided by the Company.

In addition to relatively complex LEO systems designed to provide mobile voice services, there are a number of proposals for relatively simple "little" LEO systems that would provide only low-speed packet data services. These systems, including ORBCOMM Global, L.P., Final Analysis and LEO One USA, have access to comparatively limited spectrum and are expected to compete for customers who require specialty applications such as asset tracking services for unpowered trailers.


                                   Regulation

American Mobile's satellite system and ARDIS' ground-based two-way wireless data system are regulated to varying degrees at the federal, state, and local levels. Various legislative and regulatory proposals under consideration from time to time by Congress and the FCC have in the past materially affected and may in the future materially affect the telecommunications industry in general, and American Mobile and ARDIS in particular. In addition, many aspects of regulation at the federal, state and local level currently are subject to judicial review or are the subject of administrative or legislative proposals to modify, repeal, or adopt new laws and administrative regulations and policies. The following is a summary of significant laws, regulations and policies affecting the operation of American Mobile's and ARDIS' businesses.

General

The ownership and operation of American Mobile's system and ARDIS' ground-based two-way wireless data system are subject to the rules and regulations of the FCC, which acts under authority granted by the Communications Act and related federal laws. Among other things, the FCC allocates portions of the radio frequency spectrum to certain services and grants licenses to and regulates individual entities using that spectrum. American Mobile and ARDIS operate pursuant to various licenses granted by the FCC.

Both American Mobile and ARDIS are Commercial Mobile Radio Service ("CMRS") providers and therefore are regulated as common carriers. The companies must offer service at just and reasonable rates on a first-come, first-serve basis, without any unjust or unreasonable discrimination, and they are subject to the FCC's complaint processes. The FCC has forborne from applying numerous common carrier provisions of the Communications Act to CMRS providers. In particular, American Mobile and ARDIS are not subject to traditional public utility rate-of-return regulation, and the companies are not required to file tariffs with the FCC for their domestic services.

As providers of interstate telecommunications services, American Mobile and ARDIS are required to contribute to the FCC's universal service fund, which supports the provision of telecommunications services to high-cost areas, and establishes funding mechanisms to support the provision of service to schools, libraries, and rural health care providers. Under the FCC's current rules, American Mobile and ARDIS are required to contribute a percentage of their end-user telecommunications revenues resulting from the sale of telecommunications services. The extent of this obligation is subject to change. A number of parties have filed petitions for review of the FCC's universal service policy and these appeals have been consolidated in the U.S. Court of Appeals for the Fifth Circuit. Both companies may also be required to contribute to state universal service programs. The requirement to make these payments, the amount of which in some cases may be subject to change and is not yet determined, may have a material adverse impact on the conduct of their businesses.

American Mobile and ARDIS are subject to the Communications Assistance for Law Enforcement Act ("CALEA"). Under CALEA, American Mobile and ARDIS must ensure that law enforcement agencies can intercept certain communications transmitted over their networks. American Mobile and ARDIS must also ensure that law enforcement agencies are able to access certain call-identifying information relating to communications over their networks. The companies must comply with the CALEA requirements and any rules subsequently promulgated by October 25, 1998 or face possible sanctions, including substantial fines and possible imprisonment of company officials. The FCC currently has a proceeding underway to establish rules for the implementation of these requirements. This proceeding primarily addresses record-keeping and security-related issues. The telecommunications industry, which has been charged with establishing detailed technical standards for compliance with CALEA's requirements, has not yet been able to adopt final standards that are acceptable to law enforcement. While both Congress and the FCC have the authority to extend the compliance deadline, both have thus far declined to do so. It is not clear whether the companies will be able to comply with CALEA's requirements or will be able to do so in a timely manner. CALEA establishes a federal fund to compensate telecommunications carriers for all reasonable costs directly associated with modifications performed by carriers in connection with equipment, facilities, and services installed or deployed on or before January 1, 1995. For equipment, facilities, and services deployed after January 1, 1995, the CALEA fund is supposed to compensate carriers for any reasonable costs associated with modifications required to make compliance "reasonably achievable." It is possible that all necessary modifications will not qualify for this compensation and that the available funds will not be sufficient to reimburse the companies. The requirement to comply with CALEA could have a material adverse effect on the conduct of their businesses.

As a matter of general regulation by the FCC, both of the companies are subject to, among other things, payment of regulatory fees, restrictions on the level of radio frequency emissions of their systems' mobile terminals and base stations, and "rate integration" regulations requiring that providers of interstate interexchange telecommunications services charge the same rates for these services in every state, including Puerto Rico and the U.S. Virgin Islands. Any of these regulations may have an adverse impact on the conduct of their businesses.

The FCC licenses of American Mobile and ARDIS are subject to restrictions in the Communications Act that (i) certain FCC licenses may not be held by a corporation of which more than 20% of its capital stock is directly owned of record or voted by non-U.S. citizens or entities or their representatives and
(ii) that no such FCC license may be held by a corporation controlled by another corporation ("indirect ownership") if more than 25% of the controlling corporation's capital stock is owned of record or voted by non-U.S. citizens or entities or their representatives, if the FCC finds that the public interest is served by the refusal or revocation of such license. However, with the implementation of the Basic Telecommunications Agreement ("BTA"), negotiated under the auspices of the World Trade Organization ("WTO") and to which the United States is a party, the FCC will presume that indirect ownership interests in excess of 25% by non-U.S. citizens or entities will be permissible to the extent that the ownership interests are from WTO-member countries. The BTA took effect on February 5, 1998, and the FCC's implementing regulations took effect on February 9, 1998.


American Mobile

American Mobile is licensed by the FCC to provide a broad range of mobile voice, data and dispatch services via satellite to land, air and sea-based customers in a service area consisting of the continental United States, Alaska, Hawaii, Puerto Rico, the U.S. Virgin Islands and U.S. coastal waters and airspace. American Mobile is also authorized to provide fixed site voice and data services via satellite to locations within this service area, so long as such services remain incidental to American Mobile's mobile communications services. American Mobile is authorized to build, launch and operate three geosynchronous satellites in accordance with a specified schedule. American Mobile is not in compliance with the schedule for commencement and construction of its second and third satellites and has petitioned the FCC for changes to the schedule. Certain of these extension requests have been opposed by third parties. The FCC has not acted on American Mobile's requests. The FCC has the authority to revoke the authorizations for the second and third satellites and, in connection with such a revocation, could exercise its authority to rescind American Mobile's license. American Mobile believes that the exercise of such authority to rescind the license is unlikely. The term of the license for each of American Mobile's three authorized satellites is ten years, beginning when American Mobile certifies that the respective satellite is operating in compliance with American Mobile's license. The ten-year term of MSAT-2 began August 21, 1995. Although American Mobile anticipates that the authorizations are likely to be extended in due course to correspond to the useful lives of the satellites and that new licenses will be granted for replacement satellites, there is no assurance of such extension or grant.

American Mobile's current foreign ownership level, for which the indirect ownership limits are applicable, is approximately 21%. Singapore, which is the domicile of Singapore Telecom, one of American Mobile's largest shareholders, is a WTO-member country.

On March 12, 1998, the FCC granted American Mobile's application requesting the modification of its license to permit American Mobile to implement the Satellite Purchase Agreement and Satellite Lease Agreement. This proceeding was contested, and the opponents to this application may seek review of this grant. In addition, this grant is conditioned upon and subject to modification as necessary to comply with any subsequent agreement between representatives of the governments of Canada and the United States concerning shared use of MSAT-1.

MSAT-2, like MSAT-1, is designed to be able to operate over the 1530-1559/1631.5-1660.5 MHz bands (the "L-band"). American Mobile is currently licensed to operate in the 1544-1559/1645-1660.5 MHz bands (the "upper L-band"). The FCC has designated American Mobile as the licensee for both MSS and Aeronautical Mobile Satellite (Route) Service ("AMS(R)S"). AMS(R)S includes satellite communications related to air traffic control, as well as aeronautical safety-related operational and administrative functions. As a condition to its authorization, American Mobile is required by the FCC to be capable of providing priority and preemptive access for AMS(R)S traffic in the upper L-band and to be interoperable with and capable of transferring AMS(R)S traffic to international and foreign systems providing such service. American Mobile currently anticipates it will be able to meet these requirements without any material adverse effect on its business. If American Mobile is unable to meet these requirements, the FCC may authorize and give priority spectrum access to one or more additional satellite systems that meet the specified requirements.

American Mobile has applied for authorization to operate in the additional 1530-1544/1631.5-1645.5 MHz bands (the "lower L-band"). If American Mobile is assigned spectrum in the lower L-band, it will be required by the FCC to provide similar priority and preemptive access in that spectrum to maritime distress and safety communications. With respect to its mobile voice terminals, American Mobile currently anticipates it will be able to meet this requirement without any material adverse effect on its business. The Federal Aviation Administration ("FAA") filed comments, however, in connection with American Mobile's application to operate up to 30,000 mobile data terminals that were transitioned from leased space segment to MSAT-2 in late 1995, stating its concern that the mobile data terminals cannot be operated in compliance with American Mobile's obligation to provide priority and preemptive access in the upper L-band. The FAA has proposed that American Mobile operate the mobile data terminals in the lower L-band. American Mobile has received successive six-month grants of special temporary authority ("STA"), under a two-year waiver of the FCC's rules on priority and preemptive access, to operate up to 15,100 mobile data terminals in the lower L-band. This number was increased to 33,100 terminals pursuant to American Mobile's acquisition of the mobile data equipment and services previously licensed to Rockwell. The two-year waiver expired on August 1, 1997, but remains in effect while American Mobile's request for a two-year extension of that waiver is pending at the FCC. American Mobile will need additional authority to increase the number of mobile data terminals that it is authorized to operate if it is to fulfill contracts with GE Logisticom and others. American Mobile will also need permission from the FCC to operate mobile data terminals with a different transmission design than those operated under its current lower L-band authorization. Transmissions from these terminals require a wider band width than do transmissions from American Mobile's existing terminals. There can be no assurance that American Mobile will continue to receive authority to operate these new mobile data terminals or any other additional mobile data terminals in the lower L-band.

American Mobile's mobile terminal authorizations are subject to compliance with certain requirements regarding interference protection to the Global Positioning System ("GPS"). With the consent of the FAA, the FCC granted American Mobile's application subject to certain conditions, including that the grant may be modified after the interference issue is studied. The FCC is now considering a proposal from the National Telecommunications and Information Administration to impose more stringent limits on the out-of-band emissions from certain mobile terminals, including those used in connection with American Mobile's system, in order to protect GPS and the Russian Global Navigation Satellite System ("Glonass"). This proposal would require that mobile terminals used on American Mobile's system be manufactured according to a new design by 2002, and that existing terminals and any terminals not meeting the new specifications be retired or retrofitted by 2005. American Mobile has opposed this proposal. If adopted by the FCC, this policy could have a material adverse effect on American Mobile's business.

American Mobile's license authorizes MSAT-2 to operate using certain telemetry, transfer and control frequencies in the Ku-band, and, under the Satellite Purchase Agreement, American Mobile would operate MSAT-1 using similar frequencies. American Mobile operates MSAT-2 at the 101 degrees W.L. orbital location, and, under the Satellite Purchase Agreement, would also operate MSAT-1 at 101 degrees W.L. GE American Communications, Inc. ("GE American"), also operates a satellite at the 101 degrees W.L. orbital location. American Mobile and GE American have an agreement covering both MSAT-1 and MSAT-2 that may require American Mobile to modify its operations or make certain payments to GE American if American Mobile's operations cause interference to those of GE American. While there can be no assurances, the Company does not anticipate any interference in the operations of either MSAT-1 or MSAT-2 and those of GE American.

American Mobile's subscriber equipment will operate in L-band frequencies that are limited in available bandwidth. The feeder-link earth stations and the network communications controller of the CGS operate in the more plentiful fixed satellite service Ku-band frequencies. Of the 30 MHz in the upper L-band frequencies, American Mobile is currently licensed to operate in the 1544-1559/1645.5-1660.5 MHz bands. Of the 30 MHz assigned to American Mobile by the FCC, one MHz is limited to AMS(R)S and one-way paging and two MHz are limited to distress and safety communications. American Mobile does not plan to operate on these three MHz of bandwidth.

In June 1996, the FCC issued a notice of proposed rulemaking proposing to assign to American Mobile the first 28 MHz of internationally coordinated L-band spectrum from either the upper or lower portion of the MSS L-band. Under the FCC's proposal, American Mobile would have first priority access to use the lower L-band spectrum as necessary to compensate for spectrum unavailable for coordination in the upper L-band. In the event the United States is able to coordinate more than 28 MHz of L-band spectrum, the FCC has proposed allowing other applicants to apply for assignment of those frequencies. Certain entities have filed with the FCC petitions to deny American Mobile's application and comments opposing the assignment of additional frequencies to American Mobile. While there can be no assurances, American Mobile believes the FCC is likely to grant American Mobile's application.

In the Ku-band frequencies, American Mobile is currently licensed to operate MSAT-2 using 200 MHz within the bands 10.75-10.95 GHz for downlink transmissions and 13.0-13.15 GHz and 13.2-13.25 GHz for uplink transmissions. American Mobile has applied for authority to operate using an additional 200 MHz of spectrum within the same bands.

Spectrum availability, particularly in the L-band, is a function not only of how much spectrum is assigned to American Mobile by the FCC, but also the extent to which the same frequencies are used by other systems in the North American region, and the manner of such use. All spectrum use must be coordinated with other parties that are providing or plan to provide mobile satellite-based communications in the same geographical region using the same spectrum. At this time, the other parties with which spectrum use must be coordinated include Canada, Mexico, the Russian Federation and Inmarsat.

Use of the spectrum is determined through a series of negotiations between the United States government and the other user agencies, pursuant to the rules and regulations of the International Telecommunication Union ("ITU"). For the past several years, each of the countries and international organizations that have used or will use L-band frequencies within the North American region have been meeting regularly to negotiate and coordinate their current and future use of that spectrum. American Mobile estimates that international coordination will make approximately 20 MHz of L-band spectrum available to the United States for MSAT-2. Since the coordination process involves many parties and there is uncertainty about the total outcome, the actual amount of spectrum available may be more or less than that estimated. In addition, the proposed Satellite Sharing Agreement may make the coordination of spectrum for American Mobile's system more difficult. Some of the spectrum that may be available to American Mobile may include a portion of the 28 MHz lower L-band spectrum adjacent to the frequencies already assigned to American Mobile by the FCC.

The ITU's Radio Regulations include a table of frequency allocations that prescribe the permitted uses of the radio spectrum. As a result of the ITU satellite plan for parts of the Ku-band, there also may be restrictions on American Mobile's ability to deploy feederlink earth stations in Alaska, Hawaii, Puerto Rico, and the U.S. Virgin Islands.

During the course of the licensing process for American Mobile and several times since, the FCC has stated that there is only enough spectrum in the MSS L-band for the FCC to authorize a single MSS system to provide service in the United States. In 1995, however, Comsat applied for authority to provide MSS in the United States in the L-band over the Inmarsat satellite system. Comsat subsequently filed an application seeking a blanket authorization for the operation of 5,000 mobile terminals in the United States, as well as a request for an STA to operate 50 mobile terminals in the United States. On January 9, 1998, the FCC denied Comsat's request for an STA and required that Comsat amend its underlying applications to conform with the requirements established in the FCC's November 1997 order on market access by foreign-licensed satellite systems. This order conforms the FCC's regulations with the BTA and makes it easier for foreign satellite systems from WTO-member countries to access the United States market, while at the same time making clear that the FCC may deny access to such satellite applicants on the basis of spectrum availability, applicants' technical, legal, or financial qualifications, or foreign or domestic policy factors. The order also requires Comsat to make an appropriate waiver of immunity from any suit as part of any application to provide domestic services over Inmarsat's system. On January 12, 1998, Comsat filed an appeal of this order with the U.S. Court of Appeals for the D.C. Circuit, and American Mobile is opposing this appeal as an intervenor. On February 6, 1998, Comsat filed an application for review of the FCC's denial of its request for an STA, and a petition for waiver of the FCC's new market access rules to permit it to offer MSS on a temporary basis in the United States. American Mobile has opposed these filings.

In its January 9, 1998 denial of Comsat's STA request, the FCC stated that it would be willing to authorize Comsat to provide international service if Comsat amended its blanket license application to show that service through its terminals and Inmarsat's MSS system could be limited to international traffic. Comsat has amended its application in order to make this showing. American
Mobile has opposed this application. In addition, Comsat has applied for authority under Section 214 of the Communications Act to provide satellite paging and tracking services in the United States. American Mobile has also opposed this application.

TMI, which is technically capable of providing service within the United States, has also announced its intentions to provide MSS to domestic customers over MSAT-1. On February 10, 1998, the FCC granted a thirty-day STA to SatCom Systems, Inc. for the testing of up to 30 mobile terminals in the United States using TMI's system. On March 10, 1998, SatCom filed a request for an additional STA of 90 days for further testing, and also requested that the scope of this STA be expanded to permit it to operate up to 500 mobile terminals for 180 days on a private carrier so that it may conduct U.S. marketing trials. SatCom simultaneously filed an application for a blanket license to operate up to 25,000 mobile terminals in the United States over MSAT-1 on a permanent basis. American Mobile will oppose SatCom's request for an expanded STA to operate up to 500 mobile terminals for 180 days and SatCom's application for permanent authority to operate mobile terminals in the United States.

On January 30, 1998, Kitcomm Satellite Communications Ltd. ("Kitcomm") filed a letter of intent with the FCC to provide MSS to U.S. customers over its proposed foreign-licensed satellite system. Kitcomm proposes to provide two-way remote data collection, tracing, and messaging services over a global system in the lower L-band at 1525-1530/1626.5-1631 MHz. In order to provide domestic service, Kitcomm will also have to request authority to operate mobile terminals in the United States. American Mobile will oppose any FCC application by Kitcomm that would reduce the spectrum available to American Mobile either directly or as a result of international frequency coordination.

In addition to providing additional competition to American Mobile, a grant of domestic authority by the FCC to one of these foreign systems would significantly increase the demand for spectrum in the international coordination process and could adversely affect American Mobile's business.

American Mobile is operating under waivers of certain FCC rules. In 1996, the FCC issued an order requiring all CMRS providers to offer what are known as "enhanced 9-1-1 services" including the ability to automatically locate the position of all transmitting mobile terminals. American Mobile would not have been able to offer this automatic location information without adding substantially to the cost of its mobile equipment and reconfiguring its CGS software. The FCC decided not to impose specific new requirements on MSS providers, including American Mobile, at that time. The FCC did state its expectation that such providers eventually would be required to provide "appropriate access to emergency services." A decision to impose this requirement on MSS providers could have a material adverse effect on American Mobile.

The FCC enacted "rate integration" regulations requiring that providers of interstate interexchange telecommunications services charge the same rates for these services in every state, including Puerto Rico and the U.S. Virgin Islands. American Mobile has opposed the imposition of this rate integration requirement on its MSS system, so that it may preserve the flexibility to charge more for service in areas covered by satellite beams that require more satellite power. The FCC has denied American Mobile's request for a permanent exemption from its rate integration requirement, but has not yet ruled on American Mobile's request for a temporary waiver of a year or more. The FCC has granted American Mobile an interim waiver from its rate integration requirement until its decision on American Mobile's temporary waiver request.


ARDIS

ARDIS' wireless data network consists of base stations licensed in the Business Radio and Specialized Mobile Radio Service, all operating in the 800 MHz frequency band. The ARDIS system is interconnected with the public switched network.

The FCC's licensing regime in effect when it issued ARDIS' licenses provided for the issuance of individual licenses for specific channels at specific sites. With respect to the part of the band in which all of ARDIS' base stations operate, however, the FCC has implemented a new licensing regime. The new licensing regime involves the auctioning of licenses for specific channels for wide geographic areas, within which the licensee will have substantial flexibility to operate any number of base stations, including base stations that may operate on the same channels as incumbent licensees such as ARDIS. The FCC has proposed to conduct the auctions for additional channel capacity of the kind used by ARDIS beginning in the third quarter of 1998. The FCC proposes to prohibit the new geographic licensees from causing interference to incumbents, but there is concern that such interference may occur and that practical application of these rules is uncertain.

ARDIS believes that it has licenses for sufficient channels to meet its current needs for capacity. To the extent that it needs additional capacity, it may be required to either participate in the upcoming auctions or acquire channels from other licensees. As part of its new licensing regime, the FCC permits a wide-area geographic licensee, with prior FCC approval, to sell a portion of its geographic area to another entity. This partitioning authority may increase ARDIS' flexibility to operate additional base stations, but the practical utility of this option is uncertain at this time.

ARDIS operates its system under a number of waivers of the FCC's technical rules, including rules on station identification, for-profit use of excess capacity, system loading, and multiple station ownership. Several of these waivers were first obtained individually by IBM and Motorola, which operated separate wireless data systems until forming the ARDIS joint venture in 1990. The FCC incorporated a number of these waivers into its regulations when it implemented Congress' statutory provision creating the CMRS classification, and ARDIS no longer requires those waivers. On June 5, 1996, the FCC waived its one-year construction requirement and granted ARDIS extensions of time to complete the buildouts of approximately 190 sites, as required to maintain previously granted licenses. As of March 25, 1998, ARDIS intends but has yet to construct 104 of these sites. The extended construction deadlines vary by site between June 27, 1998 and March 31, 1999. Failure to complete the buildouts in a timely manner could result in a loss of licenses for such sites from the FCC. In addition, at 11 of 104 uncompleted sites ARDIS is required to erect a new tower, and there is no assurance that local zoning regulations will not affect the timetable for the completion of these sites.

The foregoing does not purport to describe all present and proposed federal, state, and local regulation and legislation relating to the industries in which American Mobile and ARDIS operate. Other existing federal, state, and local regulations currently are the subject of a variety of judicial proceedings, legislative hearings, and administrative and legislative proposal which could change, in varying degrees, the manner in which American Mobile and ARDIS operate. Neither the outcome of these proceedings nor their impact on American Mobile's and ARDIS' operations can be predicted at this time.


ARDIS Acquisition

On March 3, 1998, the FCC granted authority for the transfer of control of all authorizations held by ARDIS to the Company, thereby permitting ARDIS and American Mobile to consummate the Acquisition. Interested parties have until April 2, 1998 to appeal or ask for reconsideration of this grant, and the FCC has until April 13, 1998 to reconsider this grant on its own motion. If these dates are reached without any challenge or FCC reconsideration of this grant, this grant will become final and not subject to appeal. In the event that the FCC takes action that prevents American Mobile from operating ARDIS as contemplated, American Mobile has the right to rescind the Acquisition (an

"Unwind") by providing notice to Motorola within 30 days of the receipt of such adverse order. In the event of an Unwind, the Purchase Price would be returned to American Mobile and American Mobile's ownership interests in ARDIS would be returned to Motorola. While the Company does not believe that such an Unwind will occur, were it to occur, such an Unwind would have a material adverse effect on the Company.


                              Year 2000 Compliance

The Company has implemented a Year 2000 program to ensure that the Company's computer systems, applications, subscriber units, communications processors and back office support systems will function properly beyond 1998. The Company has assessed how it may be impacted by Year 2000 and has formulated and commenced implementation of a comprehensive plan to address known issues as they relate to its information systems. Vendors that provide critical products and services to the Company are included in this assessment plan. The plan, as it relates to information systems, includes a combination of modification, upgrade and replacement.


If necessary  modifications  and conversions by the Company and those with which it conducts business are not completed in a timely manner, Year 2000 non-compliance may have a material adverse effect on the Company's operations. While there can be no assurances, the Company estimates that the cost of Year 2000 compliance for its information system will not have a material adverse effect on the future consolidated results of the operations of the Company. The Company is not yet able to estimate the cost of Year 2000 compliance with respect to third party suppliers; however, based on a preliminary review, management does not expect that such costs will have a material adverse effect on the Company's financial condition, results of operations and cash flow.


                                    Employees

At March 31, 1998, the Company had approximately 477 employees. None of the Company's employees is represented by a labor union. The Company considers its relations with its employees to be good.

Item 2.  Properties.

The Company leases approximately 94,000 square feet at its headquarters office space and network operations center in Reston, Virginia. The lease has a term which runs through August 3, 2003 (which may be extended at the Company's election for an additional five years). In addition, the Company leases a back-up Ku-band radio frequency facility in Alexandria, Virginia. The Company also leases approximately 86,000 square feet of space for an operations center in Lincolnshire, Illinois, the lease for which expires December 31, 2000, and approximately 7,800 square feet for a remote data center in Lexington, Kentucky, the lease for which expires April 30, 2001. The Company also leases site space for approximately 1,700 base stations across the country under one- to five-year lease contracts with renewal provisions. The Company anticipates that it will be able to gain access to additional base station sites when necessary on acceptable terms.


Item 3.  Legal Proceedings.

In 1992, a former director of American Mobile filed an Amended Complaint against American Mobile alleging violations of the Communications Act and of the Sherman Act and breach of contract. The suit seeks damages for not less than $100 million trebled under the antitrust laws plus punitive damages, interest, attorneys' fees and costs. In mid-1992, American Mobile filed its response denying all allegations. American Mobile's motion for summary judgment, filed on June 30, 1994, was denied on April 18, 1996. The trial in this matter, previously set for December 1997, has been postponed to a date to be determined in 1998. Management believes that the complaint is without merit, and the ultimate outcome of this matter will not be material to the Company's financial position, results of operations, or its cash flow.


Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company's Stockholders during the fourth quarter of fiscal 1997.

                                     PART II

Items 5, 6, 7 and 8.

The information called for by Items 5 through 8 of Part II is presented in a separate section of this Annual Report on Form 10-K commencing on the page numbers specified below:

Form 10-K Item                                                        Page

Item 5 - Market for the Registrant's
          Common Equity and Related Matters                           F-49

Item 6 - Selected Financial Data                                      F-50

Item 7- Management's Discussion and Analysis
         of Financial Condition and Results of Operations             F-1

Item 8 - Financial Statements and Supplementary Data                  F-15



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III


Items 10, 11, 12 and 13.

The information called for by Part III (Items 10, 11, 12 and 13) is incorporated herein by reference from the material included under the captions "Nominees," "Executive Officers," "Executive Compensation," "Security Ownership of Certain Beneficial Owners and Management," "Agreements Among Stockholders," "Compensation and Stock Option Committee Interlocks and Insider Participation" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement (to be filed) for its Annual Meeting of Stockholders to be held May 20, 1998 (the "Proxy Statement"). The Proxy Statement is being prepared and will be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or about April 10, 1998, and furnished to the Company's Stockholders, on or about April 25, 1998.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


(a)  1.  Financial Statements.

The  following   consolidated  financial  statements  of  the  Company  and  its subsidiaries are included in a separate section of this Annual Report on Form 10-K commencing on the page numbers specified below:


INDEX

Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................F - 1

Report of Independent Public Accountants..................................F - 15

Consolidated Statements of Loss...........................................F - 16

Consolidated Balance Sheets...............................................F - 17

Consolidated Statements of Stockholders' Equity...........................F - 18

Consolidated Statements of Cash Flows.....................................F - 19

Notes to Consolidated Financial Statements................................F - 20

Quarterly Financial Data..................................................F - 49

Selected Financial Data...................................................F - 50

         2.  Financial Statement Schedules.

Financial Statement Schedules not included with the one listed below have been omitted because they are not required or not applicable, or because the required information is shown in the financial statements or notes thereto.

         I.   Condensed Financial
              Information of Registrant.................................Page S-1




         2.   Exhibits

         3.1     -  Restated  Certificate of  Incorporation of AMSC (as restated
                    effective May 1, 1996) (Incorporated by reference to Exhibit 3.1a to the Company's Quarterly Report on Form 10-Q filed for the periods ending March 31, 1996 and June 30, 1996 (File No. 0-23044))

         3.2     -  Amended and Restated Bylaws of AMSC (as amended and restated
                    effective  February 29,  1996)(Incorporated  by reference to
                    Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed for the period ending June, 1996 (File No. 0- 23044))

         9.1     -  Amended and  Restated  Stockholders'  Agreement  dated as of
                    December 1, 1993, between AMSC and certain holders of its capital stock (Incorporated by reference to Exhibit 9.1 to the Company's Registration Statement on Form S-1 (Reg. No. 33- 70468)) 10.3 - Contract for an MSAT Spacecraft, dated December 7, 1990 between AMSC and Hughes Aircraft Company, amended June 15, 1993 (Amendment Nos. 1 through 4) and further amended November 11, 1993 (Amendment No. 5), between AMSC Subsidiary Corporation, as assignee of AMSC, and Hughes Aircraft Company (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (Reg. No. 33-70468))

         10.3a   -  Amendment No. 6 to the AMSC Hughes MSAT Spacecraft Contract,
                    dated October 11, 1994, between AMSC Subsidiary Corporation,
                    as   assignee   to  AMSC,   and  Hughes   Aircraft   Company
                    (Incorporated by reference to Exhibit 10.3a to the Company's
                    Annual  Report  on Form  10-K  for  the  fiscal  year  ended
                    December 31, 1994 (File No. 0-23044))

         10.3b  -   Mutual Final Release,  dated October 11, 1994,  between AMSC
                    Subsidiary  Corporation,  Hughes  Aircraft,  Spar  Aerospace
                    Limited  and  Lockheed   Missiles  &  Space  Company,   Inc.
                    (Incorporated by reference to Exhibit 10.3b to the Company's
                    Annual  Report  on Form  10-K  for  the  fiscal  year  ended
                    December 31, 1994 (File No. 0-23044))

         10.3c   -  Amendment No. 7 to the AMSC Hughes MSAT Spacecraft Contract,
                    dated October 11, 1994, between AMSC Subsidiary Corporation, as assignee to AMSC, and Hughes Aircraft Company (filed herewith)

         10.7    -  Memorandum  of  Agreement  for  Satellite  Capacity,   dated
                    February 17, 1992,  between AMSC Subsidiary  Corporation and
                    Telesat Mobile Inc., as amended by Amending  Agreement dated
                    October 18, 1993 among AMSC, AMSC Subsidiary Corporation and
                    TMI  Communications  and Company,  Limited  Partnership,  as
                    successor in interest to Telesat Mobile Inc., and as further
                    amended  by  letter   agreement   dated   October  18,  1993
                    (Incorporated  by reference to Exhibit 10.7 to the Company's
                    Registration Statement on Form S-1 (Reg. No. 33-70468))

         10.11   -  Right of First Offer Agreement dated as of November 30, 1993 among AMSC, Hughes Communications Satellite Services, Inc., Singapore Telecommunications Ltd., Satellite Communications Investments Corporation, Space Technologies Investments, Inc., Satellite Mobile Telephone Company L.P., Transit Communications, Inc., MTel Space Technologies, L.P. and MTel Space Technologies Corporation (Incorporated by reference to
                    Exhibit 10.11 to the Company's Registration Statement on Form S-1 (Reg. No. 33-70468))

         10.13*  -  Amended and Restated Stock Option Plan (as amended effective
                    May 21, 1997) (Incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-8 (Reg. No.333-30099))

         10.13b* -  Amended   Form   of   Employee   Stock   Option    Agreement
                    (Incorporated by reference to Exhibit 10.3b to the Company's
                    Annual  Report  on Form  10-K  for  the  fiscal  year  ended
                    December 31, 1994 (File No. 0-23044))

         10.13c* -  Form of Restricted Stock Agreement (filed herewith)

         10.1    -  [Reserved.]

         10.15   -  [Reserved.]

         10.16   -  [Reserved.]

         10.17   -  Mobile Terminal Production Agreement, dated October 6, 1992, between AMSC Subsidiary Corporation and Westinghouse Electric Corporation acting through Westinghouse Electronic Systems Company (Incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (Reg. No. 33-70468))

         10.17a  -  Amendment  No. 1 to Mobile  Terminal  Production  Agreement,
                    dated November 21, 1994, between AMSC Subsidiary Corporation and Westinghouse Electric Corporation acting through Westinghouse Electronic Systems Company (Incorporated by reference to Exhibit 10.17a to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-23044))

         10.17b  -  Amendment  No. 2 to Mobile  Terminal  Production  Agreement,
                    dated January 23, 1995, between AMSC Subsidiary Corporation and Westinghouse Electric Corporation acting through Westinghouse Electronic Systems Company (Incorporated by reference to Exhibit 10.17b to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-23044))

         10.17c  -  Amendment  No. 3 to Mobile  Terminal  Production  Agreement,
                    dated March 21, 1995, between AMSC Subsidiary Corporation and Westinghouse Electric Corporation acting through Westinghouse Electronic Systems Company (Incorporated by reference to Exhibit 10.17c the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-23044))

         10.18   -  Mobile  Terminal  Production  Contract,  dated  November 30,
                    1992, between AMSC Subsidiary Corporation and Mitsubishi Electric Corporation (Incorporated by reference to Exhibit
                    10.18 to the Company's Registration Statement on Form S-1 (Reg. No. 33-70468))

         10.18a  -  Addendum  Number One dated June 29, 1994, to Mobile Terminal
                    Production Contract between AMSC Subsidiary Corporation and Mitsubishi Electric Corporation (Incorporated by reference to Exhibit 10.18a to the Company's Quarterly Report on Form 10-Q filed for the period ending June 30, 1994 (File No.0-23044))

         10.18b  -  Memorandum of Agreement,  dated  November 30, 1994,  between
                    AMSC Subsidiary Corporation and Mitsubishi Electric Corporation (Incorporated by reference to Exhibit 10.18b to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-23044))

         10.19   -  Codec License Agreement,  dated February 2, 1993 and amended
                    March 26, 1993, between AMSC Subsidiary Corporation and Digital Voice Systems, Inc. (Incorporated by reference to
                    Exhibit 10.19 to the Company's Registration Statement on Form S-1 (Reg. No. 33-70468))

         10.20   -  Deed of Lease at Reston,  Virginia,  dated  February 4, 1993
                    and  amended   June  21,  1993,   between  AMSC   Subsidiary
                    Corporation and Trust Company of the West as Trustee (Incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 (Reg. No. 33-70468))

         10.20a  -  Amendment  No. 4 to Deed of Lease,  dated  October  7, 1994, between AMSC Subsidiary Corporation and Trust Company of the West as Trustee (Incorporated by reference to Exhibit 10.20a to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-23044))

         10.21   -  Authorized Service Provider Agreement,  dated March 1, 1993, between AMSC Subsidiary Corporation and McCaw Cellular Communications, Inc. (Incorporated by reference to Exhibit
                    10.21 to the Company's Registration Statement on Form S-1 (Reg. No. 33-70468))

         10.23   -  Term  Loan  Agreement  dated  May  28,  1993,  between  AMSC
                    Subsidiary Corporation and Northern Telecom Finance Corporation, amended by letter agreement dated October 14, 1993 between AMSC Subsidiary Corporation and Northern Telecom Finance Corporation. (Incorporated by reference to
                    Exhibit 10.23 to the Company's Registration Statement on Form S-1 (Reg. No. 33-70468))

         10.23a  -  First  Amendment to Term Loan Agreement dated as of April 8,
                    1994, between AMSC Subsidiary Corporation and Northern Telecom Finance Corporation (Incorporated by reference to
                    Exhibit 10.23a to the Company's Quarterly Report on Form 10-Q filed for the period ending June 30, 1994 (File No. 0-23044))

         10.23b  -  Second  Amendment  to Term Loan  Agreement,  dated August 1,
                    1995, between AMSC Subsidiary Corporation and Northern Telecom Finance Corporation. (Incorporated by reference to
                    Exhibit  10.23b to the  Company's  Quarterly  Report on Form
                    10-Q filed for the period ending September 30, 1995 (File No. 0-23044))

         10.23c  -  Third  Amendment to Term Loan  Agreement,  dated November 7,
                    1995, between AMSC Subsidiary Corporation and Northern Telecom Finance Corporation (Incorporated by reference to
                    Exhibit  10.23c to the  Company's  Quarterly  Report on Form
                    10-Q filed for the period ending September 30, 1996 (File No. 0-23044))

         10.23d  -  Fourth  Amendment to Term Loan  Agreement,  dated October 1,
                    1996, between AMSC Subsidiary Corporation and Northern Telecom Finance Corporation (Incorporated by reference to
                    Exhibit  10.23d to the  Company's  Quarterly  Report on Form
                    10-Q filed for the period ending September 30, 1996 (File No. 0-23044))

         10.23e  -  Fifth Amendment to Term Loan  Agreement,  dated December 19,
                    1997, between AMSC Subsidiary Corporation and NTFC Capital Corporation (formerly known as Northern Telecom Finance Corporation) (filed herewith)

         10.24a  -  Volume Purchasing  Agreement,  dated March 10, 1995, between
                    AMSC  Subsidiary  Corporation  and  TNL  Navigation  Limited
                    (Incorporated by reference to Exhibit 10.24a to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-23044))

         10.24b  -  First Amendment to Volume Purchasing Agreement,  dated March
                    10, 1995, between Trimble Navigation Limited and AMSC (Incorporated by reference to Exhibit 10.24b to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-23044))

         10.24c  -  Second  Amendment  to  Volume  Purchasing  Agreement,  dated
                    January 28, 1997, between Trimble Navigation Limited and AMSC (Incorporated by reference to Exhibit 10.24c to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-23044))

         10.24d  -  Third Amendment to Volume Purchasing Agreement, dated August
                    29, 1997, between Trimble Navigation Limited and AMSC (filed herewith)

         10.25   -  Master Lease  Agreement,  dated June 23, 1993,  between AMSC
                    Subsidiary Corporation and Digital Equipment Corporation and Amendment to Master Lease Agreement between AMSC Subsidiary Corporation and Digital Equipment Corporation dated August 2, 1993 (Incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-1 (Reg. No. 33-70468))

         10.26   -  [Reserved]

         10.27   -  Telemetry, Tracking and Control Satellite Service Agreement,
                    dated as of August 5, 1993, between AMSC Subsidiary Corporation and Hughes Communications Satellite Services, Inc. (Incorporated by reference to Exhibit 10.27 to the Company's Registration Statement on Form S-1 (Reg. No. 33-70468))

         10.28   -  [Reserved]

         10.29   -  [Reserved]

         10.30   -  Agreement  dated  October  11,  1993,  among  AMSC,   Hughes
                    Communications    Satellite   Services,    Inc.,   Singapore
                    Telecommunications  Ltd.,  Space  Technologies  Investments,
                    Inc.,  MTel Space  Technologies  Corporation  and MTel Space
                    Technologies,  L.P.  (Incorporated  by  reference to Exhibit
                    10.30 to the  Company's  Registration  Statement on Form S-1
                    (Reg. No. 33-70468))

         10.31   -  [Reserved]

         10.32   -  Agreement  for  Cooperation  in  Joint  Procurement  of  MSS
                    Systems, dated September 19, 1988, between American Mobile Satellite Consortium Inc. and Telesat Mobile Inc. (Incorporated by reference to Exhibit 10.32 to the Company's Registration Statement on Form S-1 (Reg. No. 33-70468))

         10.33   -  Joint  Operating  Agreement,  dated April 25, 1990,  between
                    AMSC and Telesat Mobile Inc. as amended by Amending Agreement dated October 18, 1993 among AMSC, AMSC Subsidiary Corporation and TMI Communications and Company, Limited Partnership, as successor in interest to Telesat Mobile Inc. (Incorporated by reference to Exhibit 10.33 to the Company's Registration Statement on Form S-1 (Reg. No. 33-70468))

         10.34*  -  Employee Stock Purchase Plan  (Incorporated  by reference to
                    Exhibit 10.34 to the Company's Registration Statement on Form S-1 (Reg. No. 33-70468))

         10.35   -  Agreement  dated  as  of  December  14,  1992  between  AMSC
                    Subsidiary Corporation and GTE Spacenet Corporation (Incorporated by reference to Exhibit 10.35 to the Company's Registration Statement on Form S-1 (Reg. No. 33-70468))

         10.35a  -  Amendment  No.  1  dated  as of  November  7,  1997  to  the
                    Agreement dated as of December 14, 1992, by GTE Spacenet Corporation and AMSC Subsidiary Corporation (filed herewith)

         10.36a  -  Master  Agreement dated March 30, 1994,  between  Washington
                    International Teleport, Inc., and AMSC (Incorporated by reference to Exhibit 10.36a to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-23044))

         10.36b  -  Contract  Amendment  No. A001,  dated July 1, 1994,  between
                    Washington International Teleport, Inc., and AMSC (Incorporated by reference to Exhibit 10.36b to the Company's Quarterly Report on Form 10-Q filed for the period ending September 30, 1994 (File No. 0-23044))

         10.36c  -  Contract  Amendment  No. A002,  dated July 1, 1994,  between
                    Washington International Teleport, Inc., and AMSC (Incorporated by reference to Exhibit 10.36c to the Company's Quarterly Report on Form 10-Q filed for the period ending September 30, 1994 (File No. 0-23044))

         10.37   -  [Reserved.]

         10.3    -  [Reserved.]

         10.39   -  [Reserved.]

         10.40   -  [Reserved.]

         10.41*  -  Form of  Directors  and Officers  Indemnification  Agreement
                    (Incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-23044))

         10.42   -  DTE Design, Development,  and Manufacturing Agreement, dated
                    September 28, 1994, between AMSC Subsidiary Corporation and Omnidata International, Inc. (Incorporated by reference to
                    Exhibit 10.42 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-23044))

         10.43   -  [Reserved.]

         10.44   -  CAL  Corporation   Agreement  for  the  development  of  the
                    aeronautical MSAT terminal, dated December 22, 1994, between
                    AMSC    Subsidiary    Corporation    and   CAL   Corporation
                    (Incorporated by reference to Exhibit 10.44 to the Company's
                    Annual  Report  on Form  10-K  for  the  fiscal  year  ended
                    December 31, 1994 (File No. 0- 23044))

         10.45   -  Contract  for System  Enhancement,  dated  February 1, 1994, between AMSC Subsidiary Corporation and Westinghouse Electric Corporation acting through Westinghouse Electronic Systems Company (Incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-23044))

         10.46   -  Agreement for the Manufacture,  Delivery and Installation of
                    Satellite Communications Equipment Supporting 6 TDMs per LES and working to AMSC Satellite, dated November 21, 1994, between Hughes Network Systems Limited and AMSC Subsidiary Corporation (Incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-23044))

         10.46a  -  Amendment One to Agreement Number 742-94, dated December 15,
                    1994, between Hughes Network Systems Limited and AMSC Subsidiary Corporation (Incorporated by reference to Exhibit 10.46a to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-23044))

         10.47   -  [Reserved.]

         10.48   -  [Reserved.]

         10.49   -  General   Services   Agreement   between   AMSC   Subsidiary
                    Corporation  and  AT&T  Corp.,  acting  though  its  Network
                    Systems Group, dated April 4, 1995 (certain attachments have not been provided and will be furnished to the Commission upon request) (Incorporated by reference to Exhibit 10.49 to the Company's Quarterly Report on Form 10-Q filed for the period ending June 30, 1995 (File No. 0-23044))

         10.51   -  Agreement  for  Development  of  High-Gain  Maritime  Mobile
                    Terminals between AMSC and KVH Industries, Inc. dated September 19, 1995. (Incorporated by reference to Exhibit
                    10.51 to the Company's Annual Report on Form 10-K filed for the period ended December 31, 1996 (File No. 0-23044))

         10.52   -  Private Voice Network Service,  Satellite Telephone Service,
                    Facsimile, and Circuit Switched Data Service Agreement between AMSC and AT&T Corporation dated October 17, 1995. (Incorporated by reference to Exhibit 10.52 to the Company's Annual Report on Form 10-K filed for the period ended December 31, 1996 (File No. 0-23044))

         10.53*  -  1994  Stock   Option   Plan  for   Non-Employee   Directors.
                    (Incorporated by reference to Exhibit 10.53 to the Company's
                    Annual  Report  on Form  10-K  filed  for the  period  ended
                    December 31, 1996 (File No. 0-23044))

         10.54*  -  Form of Executive  Agreements  (Incorporated by reference to
                    Exhibit 10.54 to the Company's Annual Report on Form 10-K filed for the period ending December 31, 1996 (File No. 0-23044))

         10.55   -  $150,000,000  Credit  Agreement  dated as of June 28,  1996,
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

         10.56   -  $75,000,000  Credit  Agreement  dated as of June  28,  1996, among AMSC Subsidiary Corporation, American Mobile Satellite Corporation, the Banks Listed Therein, Morgan Guaranty Trust Company of New York, as Documentation Agent, and Toronto Dominion (Texas), Inc., as Administrative Agent. (Incorporated by reference to Exhibit 10.56 to the Company's Quarterly Report on Form 10-Q filed for the period ended June 30, 1996 (File No. 0-23044))

         10.57   -  Guaranty  Issuance  Agreement  dated as of June 28, 1996, by and among Hughes Electronics Corporation, Singapore Telecommunications Ltd., Baron Capital Partners, L.P., AMSC Subsidiary Corporation and American Mobile Satellite Corporation (Incorporated by reference to Exhibit XII to the Amended and Restated Schedule 13D dated July 1, 1996, filed by Hughes Communications Satellite Services, Inc., Hughes Communications, Inc., Hughes Aircraft Company, Hughes Electronics Corporation and General Motors Corporation with respect to shares of Common Stock, $.01 par value, of American Mobile Satellite Corporation). (Incorporated by reference to Exhibit 10.57 to the Company's Quarterly Report on Form 10-Q filed for the period ended June 30, 1996 (File No. 0-23044))

         10.57a  -  Amendment No. 1 to Guaranty Issuance Agreement,  dated as of
                    March 27, 1997 (Incorporated by reference to Exhibit 10.57a to the Company's Annual Report on Form 10-K filed for the period ending December 31, 1996 (File No. 0- 23044))

         10.58   -  Guaranty  dated  as  of  June  28,  1996,   made  by  Hughes
                    Electronics Corporation to Toronto Dominion (Texas), Inc., as Administrative Agent. (Incorporated by reference to Exhibit 10.58 to the Company's Quarterly Report on Form 10-Q filed for the period ended June 30, 1996 (File No. 0-23044))

         10.59   -  Warrant No. 1 for the Purchase of 3,750,000  Shares (subject to adjustment) of Common Stock of American Mobile Satellite Corporation issued to Hughes Electronics Corporation, dated June 28, 1996 (Incorporated by reference to Exhibit XIII to the Amended and Restated Schedule 13D dated July 1, 1996, filed by Hughes Communications Satellite Services, Inc., Hughes Communications, Inc., Hughes Aircraft Company, Hughes Electronics Corporation and General Motors Corporation with respect to shares of Common Stock, $.01 par value, of American Mobile Satellite Corporation). (Incorporated by reference to Exhibit 10.57 to the Company's Quarterly Report on Form 10-Q filed for the period ended June 30, 1996 (File No. 0-23044))

         10.60  -   Registration  Rights  Agreement  dated as of June 28,  1996,
                    among  American   Mobile   Satellite   Corporation,   Hughes
                    Electronics Corporation,  Singapore Telecommunications Ltd.,
                    and Baron Capital Partners,  L.P. (Incorporated by reference to Exhibit  XIV to the  Amended and  Restated  Schedule  13D
                    dated July 1, 1996, filed by Hughes Communications Satellite
                    Services, Inc., Hughes Communications, Inc., Hughes Aircraft
                    Company,  Hughes Electronics  Corporation and General Motors
                    Corporation with respect to shares of Common Stock, $.01 par
                    value,   of   American   Mobile   Satellite    Corporation).
                    (Incorporated by reference to Exhibit 10.57 to the Company's
                    Quarterly  Report on Form 10-Q  filed for the  period  ended
                    June 30, 1996 (File No. 0-23044))

         10.61  -   Asset Sale  Agreement  dated as of November 22, 1996, by and among  Rockwell  Collins,  Inc.  American  Mobile  Satellite
                    Corporation and AMSC Subsidiary Corporation (Incorporated by reference to Exhibit 10.61 to the Company's Current Report on Form 8-K dated November 22, 1996, and filed on December
                    9, 1996 (File No. 0-23044))

         10.62  -   Satellite Lease Agreement for the AMSC-1 Satellite, dated as
                    of   December  2,  1997,   By  and  Among  AMSC   Subsidiary
                    Corporation,   American  Mobile  Satellite  Corporation  and
                    African Continental Telecommunications Ltd. (Incorporated by reference to Exhibit 10.61 to the Company's Current Report on Form 8-K dated December 4, 1997 (File No. 0-23044))

         10.63  -   Satellite Purchase Agreement,  dated as of December 2, 1997,
                    by  and  Among  TMI  Communications  and  Company,   Limited
                    Partnership  and AMSC  Subsidiary  Corporation  and American
                    Mobile Satellite Corporation.  (Incorporated by reference to
                    Exhibit 10.61 to the Company's Current Report on Form 8-K dated December 4, 1997 (File No. 0-23044))

         10.64  -   Bridge Loan  Agreement,  dated as of December 30, 1997, made by and among AMSC  Subsidiary  Corporation,  American Mobile
                    Satellite  Corporation and Hughes  Communications  Satellite
                    Services, Inc. (filed herewith)

         10.64a -   Pledge  Agreement  dated as of December  30,  1997,  made by
                    American    Mobile    Satellite    Corporation   to   Hughes
                    Communications Satellite Services, Inc. (filed herewith)

         10.64b - Term Note for $10,000,000 dated December 30, 1997 (filed herewith)

         10.65   -  Stock  Purchase  Agreement for the  Acquisition  of Motorola
                    ARDIS Acquisition, Inc. and Motorola ARDIS, Inc. by AMSC Acquisition Company, Inc., a Wholly- Owned Subsidiary of American Mobile Satellite Corporation, Dated as of December 31, 1997 (filed herewith)

         10.66   -  Participation Rights Agreement by and among Motorola,  Inc.,
                    American Mobile Satellite Corporation, and the parties listed on Schedule A, dated as of December 31, 1997 (filed herewith)

         11.1    -  Computation of Net Loss Per Share (filed herewith)

         21.1    -  Subsidiaries of American Mobile (filed herewith)

         23.1    -  Consent of Arthur Andersen LLP (filed herewith)

         27.1    -  Financial Data Schedule (filed herewith)

------------------------------------

*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of this report.

(b)      Reports on Form 8-K:

          On December 8, 1997, the Company filed a Current Report on Form 8-K, describing in response to Item 5-Other Events, regarding the Company entering into two simultaneous transactions: (i) Satellite Lease
          Agreement for the AMSC-1 Satellite, By and Among AMSC Subsidiary Corporation, American Mobile Satellite Corporation and African Continental Telecommunications and (ii) Satellite Purchase Agreement, By and Among TMI Communications and Company, Limited Partnership and AMSC Subsidiary Corporation and American Mobile Satellite Corporation.

          On January 5, 1998, the Company filed a Current Report on Form 8-K, describing in response to Item 5-Other Events, in the form of a press release, regarding the Company entering into two agreements: (i) Bridge Loan Agreement with Hughes Communications Satellite Services, Inc. and (ii) Stock Purchase Agreement with Motorola, Inc. for the acquisition of ARDIS Company.

          On January 13, 1998, the Company filed an Amendment to its Current Report on Form 8-K/A amending and restating under Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits the financial statements to American Mobile's acquisition previously filed on February 6, 1997. On January 22, 1998, the Company filed a Current Report on Form 8-K, describing in response to Item 5-Other Events, the resignation of director David A. Juliano and the election of Douglas
          I. Brandon to fill the vacancy created by Mr. Juliano's resignation.

          On March 9, 1998, the Company filed a Current Report on Form 8-K, describing in response to Item 5-Other Events, an excerpt of a financing document of American Mobile Satellite Corporation and its subsidiary, AMSC Acquisition Company, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           AMERICAN MOBILE SATELLITE CORPORATION


                                            By       /s/ Gary M. Parsons

                                                     Gary M. Parsons
                                                     Chief Executive Officer and
                                                        Chairman of the Board

Date:   March 31, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Gary M. Parsons              Chief Executive Officer           March 31, 1998
Gary M. Parsons                 Chairman of the Board
                                (principal executive officer)

/s/Stephen D. Peck              Vice President and Chief          March 31, 1998
Stephen D. Peck                 Financial Officer
                                (principal financial and
                                 accounting officer)


/s/Douglas I. Brandon           Director                          March 31, 1998
Douglas I. Brandon


/s/Steven D. Dorfman            Director                          March 31, 1998
Steven D. Dorfman


/s/Ho Siaw Hong                 Director                          March 31, 1998
Ho Siaw Hong


______________________          Director                          March 31, 1998
Billy J. Parrott

/s/Andrew A. Quartner           Director                          March 31, 1998
Andrew A. Quartner


/s/Jack A. Shaw                 Director                          March 31, 1998
Jack A. Shaw


/s/Roderick M. Sherwood, III    Director                          March 31, 1998
Roderick M. Sherwood, III


_______________________         Director                          March 31, 1998
Michael T. Smith


/s/Yap Chee Keong               Director                          March 31, 1998
Yap Chee Keong


/s/Albert L. Zesiger            Director                          March 31, 1998
Albert L. Zesiger

                                      INDEX



Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................F - 1

Report of Independent Public Accountants..................................F - 15

Consolidated Statements of Loss...........................................F - 16

Consolidated Balance Sheets...............................................F - 17

Consolidated Statements of Stockholders' Equity...........................F - 18

Consolidated Statements of Cash Flows.....................................F - 19

Notes to Consolidated Financial Statements................................F - 20

Quarterly Financial Data..................................................F - 49

Selected Financial Data...................................................F - 50

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are identified by the use of forward-looking words or phrases including, but not limited to, "believes," "intended," "will be positioned," "expects," "expected," "estimates," "anticipates" and "anticipated." These forward-looking statements are based on the Company's current expectations. All statements other than statements of historical facts included in this Annual Report, including those regarding the Company's financial position, business strategy, projected costs and financing needs, and plans and objectives of management for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. Because forward-looking statements involve risks and uncertainties, the Company's actual results could differ materially. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Annual Report, including, without limitation, in conjunction with the forward-looking statements included in this Annual Report. These forward-looking statements represent the Company's judgment as of the date hereof and readers are cautioned not to place undue reliance on these forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Current Report on Form 8-K filed on March 9, 1998, and Form 10-Q Quarterly Reports to be filed by the Company subsequent to this Form 10-K Annual Report and any Current Reports on Form 8-K and registration statements filed by the Company.


General

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the financial condition and consolidated results of operations of American Mobile Satellite Corporation (with its subsidiaries, "American Mobile" or the "Company"). The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

American Mobile Satellite Corporation was incorporated in May 1988 and, until 1996, was a development stage company, engaged primarily in the design, development, construction, deployment and financing of a mobile satellite communication system. On December 31, 1997, the Company entered into a Stock Purchase Agreement (the "Purchase Agreement") with Motorola, Inc. ("Motorola"), for the acquisition (the "Acquisition") of ARDIS Company ("ARDIS"), a wholly-owned subsidiary of Motorola that owns and operates a two-way wireless data communications network. On March 3, 1998, the FCC granted consent to consummate the Acquisition. On March 31, 1998, the Acquisition and related financing were completed. See "Liquidity and Capital Resources." With the acquisition of ARDIS, the Company becomes a leading provider of nationwide wireless communications services, including data, dispatch and voice services, primarily to business customers in the United States. The Company will offer a broad range of end-to-end wireless solutions utilizing a seamless network consisting of the nation's largest, most fully-deployed terrestrial wireless data network (the "ARDIS Network") and a satellite in geosynchronous orbit (the "Satellite Network")(together, the "Network").

In connection with the Acquisition, the Company and its subsidiaries entered into agreements with respect to the following financings and refinancings: (1) $335 million of Units; (2) the restructuring of its existing $200 million Revolving Credit Facility and Term Loan Facility (collectively, the "New Bank Financings"); and (3) $10 million commitment with respect to Motorola vendor financing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

On October 16, 1997, American Mobile Radio Corporation, an indirect subsidiary of American Mobile through its subsidiary AMRC Holdings, Inc. (together with American Mobile Radio Corporation, "AMRC"), was awarded a license by the FCC to provide satellite-based Digital Audio Radio Service ("DARS") throughout the United States, following its successful $89.9 million bid at auction on April 2, 1997. American Mobile has entered into an agreement with WorldSpace, Inc. ("WorldSpace"), by which WorldSpace has acquired a 20% participation in AMRC. In connection with the DARS auction, AMRC has also arranged for financing of the FCC license fees as well as for initial working capital needs, which financing has included the issuance of options. Under the terms of AMRC's financing and contingent on FCC approval, exercise of the outstanding issued options could result in the dilution of American Mobile's ownership interest in AMRC to 28%. Additionally, the agreement gives WorldSpace certain participation rights which provide for their participation in significant business decisions in the ordinary course of business. As a result, AMRC is carried on the equity method. The operations and financing of AMRC are maintained separate and apart from the operations and financing of American Mobile (see "Liquidity and Financing").

On December 4, 1997, the Company entered into an agreement with African Continental Telecommunications Ltd. ("ACTEL") to lease the Company's satellite, "MSAT-2" (the "Satellite Lease Agreement") for deployment over sub-Saharan Africa. Simultaneously, the Company agreed with TMI Communications and Company Limited Partnership ("TMI") to acquire a one-half ownership interest in TMI's satellite, "MSAT-1" (the "Satellite Purchase Agreement"). See Item I. "Business -- Satellite Lease and Purchase Agreement", "-Satellite Back-up and Technology," and Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

In late 1996 the Company expanded its mobile data business through the acquisition of Rockwell International Corporation's ("Rockwell") dual mode mobile messaging and global positioning and monitoring service for commercial trucking fleets ("MCSS"). In the transaction, the Company assumed Rockwell's existing customer contracts, and acquired Rockwell's system infrastructure for delivering their mobile data product, as well as Rockwell's rights to the multi-mode, satellite-terrestrial product. The assets of the business were acquired through the assumption of the various contracts and obligations of Rockwell relating to the business; no additional payments were made to Rockwell under the terms of the Asset Sale Agreement dated as of November 22, 1996. See "Liquidity and Capital Resources."

Management believes the period to period comparison of the Company's financial results are not necessarily meaningful and should not be relied upon as an indication of future operating performance due to the Company's historically high growth rate and the acquisition of MCSS and ARDIS.


Overview

Each of American Mobile and ARDIS has incurred significant operating losses and negative cash flows in each year since it commenced operations, due primarily to start-up costs, the costs of developing and building each network and the cost of developing, selling and providing its respective products and services. The Company is, and will continue to be, highly leveraged. As of December 31, 1997, on a pro forma basis, the Company would have had indebtedness of approximately $454.9 million, assuming the Acquisition, the issuance of the $335 million of Units, and restructuring of the bank financing (see "Recent Financing Activity") occurred on December 31, 1997.

The Company's future operating results could be adversely affected by a number of uncertainties and factors, including (i) the timely completion and deployment of future products and related services, including among other things, availability of mobile telephones, data terminals and other equipment to be used with the Network ("Subscriber Equipment") being manufactured by third parties over which the Company has limited control, (ii) the market's acceptance of the Company's services, (iii) the ability and the commitment of the Company's distribution channels to market and distribute the Company's services, (iv) the Company's ability to modify its organization, strategy and product mix to maximize the market opportunities in light of changes therein, (v) competition from existing companies that provide services using existing communications technologies and the possibility of competition from companies using new technology in the future, (vi) capacity constraints arising from the reconfiguration of MSAT-2, subsequent anomalies affecting MSAT-2 and MSAT-1, or the power management recommendation affecting both MSAT-2 and MSAT-1 previously reported, (vii) additional technical anomalies that may occur within the Satellite Network, including those relating to MSAT-1 and MSAT-2, which could impact, among other things, the operation of the Satellite Network and the cost, scope or availability of in-orbit insurance, (viii) subscriber equipment inventory responsibilities and liabilities assumed by the Company including the ability of the Company to realize the value of its inventory in a timely manner,
(ix) the Company's ability to secure  additional  financing as may be necessary,
(x) the Company's ability to respond and react to changes in its business and the industry as a result of being highly leveraged, (xi) the ability of the Company to successfully integrate ARDIS and to achieve certain business synergies, and (xii) the ability of the Company to manage growth effectively.

The Company's operating results and capital and liquidity needs have been materially affected by delays experienced in the acquisition of subscribers and the related equipment sales. As a result, the Company shifted from a consumer focus to a business to business focus in late 1996. Such shift has caused the Company to refocus certain business resources and to re-organize the sales and marketing organization. The impact of this delay has substantially decreased the Company's anticipated revenues and increased the Company's capital and liquidity needs. No assurance can be given that additional delays relating to the acquisition of subscribers and delayed equipment sales will not be encountered in the future and not have an adverse impact on the Company.

As of December 31, 1997, there were approximately 32,400 units on the Satellite Network.


Years Ended December 31, 1997 and 1996

Service revenues, which include both the Company's voice and data services, approximated $20.7 million for 1997 as compared to $9.2 million for 1996 and represents a 125% increase year over year. Service revenue from voice services increased 100% from approximately $5.0 million in 1996 to approximately $10.0 million in 1997. The $5.0 million increase was primarily a result of a 101% increase in voice customers during 1997. Service revenue from the Company's data services approximated $7.6 million in 1997, as compared to $2.3 million for 1996, an increase of $5.4 million or 245%. The increase was primarily a result of additional revenue from dual mode subscribers added as a result of the acquisition, on November 1996, of Rockwell's dual mode mobile messaging and global positioning and monitoring service, as compared to the revenue received in 1996 for satellite capacity leased by Rockwell. Service revenue from capacity resellers, who handle both voice and data services, approximated $2.8 million in 1997, as compared to $1.8 million in 1996, an increase of $1.0 million or 56%. As of December 31, 1997 and 1996, receivables relating to service revenues were $3.6 million and $1.8 million, respectively.

Revenue from the sale of mobile data terminals and mobile telephones increased 27% from $18.5 million in 1996 to $23.5 million in 1997. The increase was primarily attributable to increased equipment sales of the dual-mode mobile messaging product, discussed above. As of December 31, 1997 and 1996, receivables relating to equipment revenue were $5.9 million and $5.8 million respectively.

Cost of service and operations for 1997, which includes costs to support subscribers and to operate the Satellite Network, were $32.0 million for 1997 and $30.5 million for 1996. Cost of service and operations for 1997 and 1996, as a percentage of revenues, were 72% and 110%, respectively. The increase in cost of service and operations was primarily attributable to (i) increased interconnect charges associated with increased service usage by customers, and
(ii) the additional cost associated with supporting the dual mode mobile messaging product discussed above, offset by a reduction in information technology costs affected by dramatically reducing the dependence on outside consultants.

The cost of equipment sold increased 26% from $31.9 million in 1996 to $40.3 million in 1997. The dollar increase in the cost of equipment sold is primarily attributable to (i) increased sales as a result of the acquisition of the dual mode messaging product, (ii) an increase of $600,000 in inventory carrying costs as certain subscriber equipment contracts were fulfilled, and (iii) a $12.0 million write down of inventory to net realizable value in 1997 as compared to $11.1 million write down and reconfiguration charges in 1996.

Sales and advertising expenses were $12.1 million in 1997, compared to $24.5 million in 1996. Sales and advertising expenses as a percentage of revenue were 27% in 1997 and 88% in 1996. The decrease of sales and advertising expenses was primarily attributable to (i) a more focused approach to advertising as the company has moved from consumer markets to targeted business-to-business sales, and the resulting reduction in print advertising, (ii) increased costs in the first quarter of 1996 for the development of collateral material needed to support the sales effort, and (iii) costs incurred in the first quarter of 1996 associated with the formal launch of service.

General and administrative expenses for 1997 were $14.8 million, compared to $17.5 million in 1996. As a percentage of revenue, general and administrative expenses represented 34% in 1997 and 63% in 1996. The decrease in general and administrative expenses for 1997 compared to 1996 was primarily attributable to reductions made in staffing as a result of a management restructuring in the third quarter of 1996 and the associated severance costs.

Depreciation and amortization expense was $42.4 million and $43.4 million in 1997 and 1996, respectively, representing approximately 96% and 156% of revenue for 1997 and 1996, respectively. The overall dollar and percentage decrease in depreciation and amortization expense was attributable to the reduction of the carrying value of the satellite as a result of the resolution, in August 1996, of claims under the Company's satellite insurance contracts and policies and the receipt of approximately $66.0 million, offset by a $1.0 million one-time charge, in the second quarter of 1997, associated with increased amortization in accordance with SFAS No.86 of certain cost associated with software development for the mobile data product.

Interest income was $247,000 in 1997 compared to $552,000 in 1996. The decrease was a result of lower average cash balances. The Company incurred $21.6 million of interest expense in 1997 compared to $15.2 million of interest expense in 1996 reflecting (i) the amortization of debt discount and debt offering costs in the amount of $9.4 million in 1997, compared to $5.7 million in 1996, and (ii) higher outstanding loan balances as compared to 1996. During 1997, the Company received other income in the amount of $875,000 representing proceeds from the licensing of certain technology associated with the Satellite Network.

Interest expense in 1997 was significant as a result of borrowings under the Bank Financing, as well as the amortization of borrowing costs incurred in conjunction with securing the facility. It is anticipated that interest costs will continue to be significant as a result of the Bank Financing, Bridge Financing, and Acquisition, (see "Liquidity and Capital Resources").

Net capital expenditures, including additions financed through vendor financing arrangements, for 1997 for property and equipment were $8.8 million compared to capital reductions of $51.0 million in 1996. The $59.4 million increase was largely attributable to (i) the net proceeds in 1996 of $66.0 million from the resolution of the claims under the Company's satellite insurance contracts and policies (see "Liquidity and Capital Resources") and (ii) the decrease in asset acquisitions associated with the final build-out of the communications ground segment (the "CGS").


Years Ended December 31, 1996 and 1995

Service revenues, which include both the Company's voice and data services, approximated $9.2 million for 1996 as compared to $6.9 million for 1995 which represents a 33% increase year over year. Service revenue from voice services approximated $5.0 million in 1996, including approximately $1.3 million attributable to satellite capacity leased to TMI, under a commitment which was completed in May 1996. Service revenue from the Company's data and position location services ("Mobile Data Communication Service") approximated $2.2 million in 1996, as compared to $1.7 for 1995, an increase of $500,000 or 29%. Service revenue from capacity resellers who handle both voice and data services, approximated $1.8 million in 1996, as compared to $5.2 million in 1995, a decrease of $3.4 million or 65%. Prior to 1996, the Company provided its Mobile Data Communication Service using satellite capacity leased from the Communications Satellite Corporation ("COMSAT"), the cost of which was passed through to one customer (Rockwell). The decrease in revenue from capacity resellers reflects the reduced revenue from Rockwell resulting from lower billings for the use of the lower cost MSAT-2 versus billings attributable to the leased COMSAT satellite applied on a pass-through basis. As previously discussed, the Company acquired the dual mode mobile messaging and global positioning and monitoring service of Rockwell in November 1996. At December 31, 1996 and 1995, receivables relating to service revenues were $1.8 and $405,000, respectively.

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

The Company's costs and expenses have primarily increased in connection with the start of full commercial service in December 1995. Cost of service and operations for 1996, which includes costs to support subscribers and to operate the Satellite Network, were $30.5 million for 1996, an increase of $6.5 million from 1995. Cost of service and operations for 1996 and 1995, as a percentage of revenue were 110% and 272%, respectively. The dollar increase in cost of service and operations was primarily attributable to (i) additional personnel and related costs to support both existing and anticipated customer demand, (ii) increased costs associated with the on-going maintenance of the Company's billing systems and the CGS, and (iii) $6.5 million of insurance expense for in-orbit insurance coverage for MSAT-2, offset by the elimination of COMSAT lease expense reflecting the transition of the Company's customers from the leased satellite to MSAT-2.

The cost of equipment sold increased to $31.9 million in 1996 from $4.7 million in 1995. The increase in cost of equipment sold is primarily attributable to (i) the Company's introduction of certain voice products in the fourth quarter of 1995 and the resulting sale of mobile telephones, (ii) the availability of mobile data terminals in 1996 compared to 1995, (iii) a $4.2 million charge in 1996 for the reconfiguration of certain components to better meet customer requirements, and (iv) a $6.9 million write down of inventory to net realizable value in 1996.

Sales and advertising expenses were $24.5 million in 1996, compared to $22.8 million in 1995. Sales and advertising expenses as a percentage of revenue were 88% in 1996 and 259% in 1995. The increase of sales and advertising expenses was primarily attributable to (i) additional head count and personnel related costs associated with the increase in sales staff, and (ii) increased costs directly associated with the increase in subscriber acquisition programs, offset by a $1.4 million charge, in 1995, associated with the reacquisition of defective equipment located at a customer site and settlement of related disputes.

General and administrative expenses for 1996 were $17.5 million, an increase of $0.8 million as compared to 1995. As a percentage of revenue, general and administrative expenses represented 63% in 1996 and 190% in 1995. The dollar increase in general and administrative expenses for 1996 compared to 1995 was primarily attributable to (i) approximately $675,000 of severance costs associated with a management restructuring and (ii) an increase in facilities rents and utilities of $236,000. The decrease of general and administrative expenses as a percentage of operating expenses was attributable to the overall increase in operating expenses.

Depreciation and amortization expense was $43.4 million and $11.2 million in 1996 and 1995, respectively, representing approximately 156% and 128% of revenue for 1996 and 1995, respectively. The increase in depreciation and amortization expense was attributable to the commencement of depreciation of both MSAT-2 and related assets and the CGS in the fourth quarter of 1995.

Interest and other income was $552,000 in 1996 compared to $4.5 million in 1995. The decrease was a result of lower average cash balances. The Company incurred $15.2 million of interest expense in 1996 compared to $916,000 of interest expense in 1995 reflecting (i) the discontinuation of interest cost capitalization as a result of substantially completing the Satellite Network in the fourth quarter of 1995, (ii) the amortization of debt discount and debt offering costs (including Guarantee Warrants (see "Liquidity and Capital Resources")) relating to the Bridge Financing and Bank Financing (see "Liquidity and Capital Resources"), and (iii) higher outstanding loan balances as compared to 1995.

Net capital reductions, including additions financed through vendor financing arrangements, for 1996 for property and equipment were $51.0 million compared to capital expenditures of $86.7 million in 1995. The decrease was largely attributable to (i) the net proceeds of $66.0 million from the resolution of the claims under the Company's satellite insurance contracts and policies (see "Liquidity and Capital Resources"), (ii) the purchase, in the first quarter of 1995, of launch insurance at a cost to the Company of $42.8 million in connection with the Company's launch contract with Martin Marietta Commercial Launch Services, Inc., and (iii) the decrease in construction activity as certain components of the CGS were completed.


Liquidity and Capital Resources

Adequate liquidity and capital are critical to the ability of the Company to continue as a going concern and to fund subscriber acquisition programs necessary to reach cash positive and profitable operations. To satisfy its ongoing financing needs, the Company, on June 28, 1996, established a $219 million debt facility (the "Bank Financing"), of which $200 million is available and fully guaranteed by certain American Mobile shareholders (the "Guarantors"). As of December 31, 1997, the Bank Financing consisted of: (i) a $144 million five-year, multi-draw term loan facility (the "Term Loan Facility") with quarterly payments commencing March 31, 1999 through and including June 30, 2001, and (ii) a $56 million five-year revolving credit facility with a bullet maturity on June 30, 2001 (the "Working Capital Facility"). Proceeds from the Bank Financing were used to repay the Company's interim financing and to refinance short-term vendor financing, and for general working capital purposes. As previously reported, the Company, on March 27, 1997, reached an agreement with the Guarantors to eliminate all covenant tests in exchange for additional warrants and a repricing of warrants previously issued (together, the "Guarantee Warrants"). As a result of the repricing, the Guarantee Warrants were revalued at $21.9 million. As of March 20, 1998, the Company had drawn down $144.0 million of the Term Loan Facility at annual interest rates ranging from 6.025% to 6.0875% and $56.0 million of the Working Capital Facility at annual interest rates ranging from 6.025% to 6.2125%.

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

In the last quarter of 1997, the Company arranged the financing of certain trade payables, and as of December 31, 1997, $11.7 million of deferred trade payables were outstanding at rates ranging from 6.23% to 14% and are generally payable by the end of 1998.

On December 4, 1997, the Company entered into two simultaneous transactions. The Company agreed with TMI to acquire a one-half ownership interest in TMI's satellite, MSAT-1, at a cost of $60 million payable in equal installments over a five-year period (the "Satellite Purchase Agreement"); certain additional payments to TMI are contemplated in the event that additional benefits are realized by the Company. Under the Satellite Purchase Agreement, TMI and American Mobile will each own a 50% undivided ownership interest in the Shared Satellite, will jointly be responsible for the operation of the Shared Satellite, and will share certain satellite operating expenses, but will otherwise maintain their separate business operations.

Simultaneously, the Company entered into an agreement (the "Satellite Lease Agreement") with African Continental Telecommunications Ltd. ("ACTEL"), for the lease of MSAT-2, for deployment over sub-Saharan Africa. The five-year lease provides for aggregate lease payments to the Company of $182.5 million. The lease includes a renewal option through the end of the life of MSAT-2, on the same lease terms, at ACTEL's election exercisable 2 1/2 years prior to the end of the initial lease term.

Closing under the Satellite Purchase Agreement and Satellite Lease Agreement is subject to a number of conditions, including: United States and Canadian regulatory approvals, a successful financing by ACTEL of at least $120 million, completion of certain satellite testing, inversion and relocation activities with respect to MSAT-2, to support the contemplated services over Africa; receipt of various government authorizations from Gibraltar, South Africa and other jurisdictions to support satellite relocation, including authorizations with respect to orbital slot and spectrum coordination; and completion of certain system development activities sufficient to support satellite redeployment. On March 13, 1998, the FCC provided approval of the transactions; Canadian government coordination and approvals remain outstanding. It is anticipated that the closing under both the purchase and lease agreements will occur simultaneously in the spring of 1998.

On December 31, 1997, the Company entered into a Bridge Loan Agreement (the "Bridge Loan") with Hughes Communications Satellite Services, Inc. ("Hughes") in the principal amount of up to $10 million, secured by a pledge of the Company's interest in its 80%-owned subsidiary, AMRC Holdings, Inc. The Bridge Loan bore an annual interest rate of 12%, had a maturity date of March 31, 1999, and required mandatory repayment in the event net proceeds are received from any asset disposition, lease agreement, financing or equity transaction of the Company. The Bridge Loan was drawn down in full, and repaid on March 31, 1998, with a portion of the proceeds of the Notes (described below).


Recent Financing Activity

$335 Million Unit Offering

In connection with the Acquisition, the Company issued $335 million of Units (the "Units") consisting of 12 1/4% Senior Notes due 2008 (the "Notes"), and

Warrants to purchase shares of Common Stock of the Company. Each Unit consists of $1,000 principal amount of Notes and one Warrant to purchase 3.75749 shares of Common Stock at an exercise price of $12.51 per share. A portion of the net proceeds of the sale of the Units were used to finance the Acquisition. The Notes are fully guaranteed by American Mobile Satellite Corporation.


New Bank Financing

In connection with the Acquisition, the Company, the Acquisition Company and its subsidiaries restructured the existing $200 million Bank Financing (the "Bank Financing") to provide for two facilities: (i) the Revolving Credit Facility, a $100 million unsecured five-year reducing revolving credit facility, and (ii) the Term Loan Facility, a $100 million five-year, term loan facility with up to three additional one-year extensions subject to the lenders' approval. The
Revolving Credit Facility will rank pari passu with the Notes. The Term Loan Facility is secured by the assets of the Company, principally its stockholdings in AMRC and the Acquisition Company, and will be effectively subordinated to the Revolving Credit Facility and the Notes. The New Bank Financing is severally guaranteed by Hughes Electronics Corporation ("Hughes"), Singapore Telecommunications Ltd. ("Singapore Telecom") and Baron Capital Partners, L.P. (the "Bank Facility Guarantors"). The lenders' placement fee for the New Bank Financing is approximately $500,000.


The Revolving Credit Facility

The Revolving Credit Facility bears an interest rate, generally, of 50 basis points above London Interbank Offered Rate ("LIBOR") and is unsecured, with a negative pledge on the assets of the Acquisition Company and its subsidiaries ranking pari passu with the Notes. The Revolving Credit Facility will be reduced $10 million each quarter, beginning with the quarter ending June 30, 2002, with the balance due on maturity of March 31, 2003. Certain proceeds received by the Acquisition Company would be required to repay and reduce the Revolving Credit Facility, unless otherwise waived by the lenders and the Bank Facility
Guarantors:  (1) 100% of excess cash flow obtained by the  Acquisition  Company;
(2) the first $25.0 million net proceeds of the lease or sale of MSAT-2 received by the Acquisition Company, and thereafter 75% of the remaining proceeds received from such lease or sale (the remaining 25% may be retained by the Acquisition Company for business operations); (3) 100% of the proceeds of any other asset sales by the Acquisition Company; (4) 50% of the net proceeds of any offerings of the Acquisition Company's equity (the remaining 50% to be retained by the Acquisition Company for business operations); and (5) 100% of any major casualty proceeds. At such time as the Revolving Credit Facility is repaid in full, and subject to satisfaction of the restrictive payments provisions of the Notes, any prepayment amounts that would otherwise have been used to prepay the Revolving Credit Facility will be dividended to the Company.

The Term Loan Facility

The Term Loan Facility bears an interest rate, generally, of 50 basis points above LIBOR and is secured by the assets of the Company, principally its stockholdings in AMRC and the Acquisition Company. The Term Loan Agreement does not include any scheduled amortization until maturity, but does contain certain provisions for prepayment based on certain proceeds received by the Company, unless otherwise waived by the Banks and the Bank Facility Guarantors: (1) 100% of excess cash flow obtained by the Company; (2) the first $25.0 million net proceeds of the lease or sale of MSAT-2 received by the Company, and thereafter 75% of the remaining proceeds received from such lease or sale (the remaining 25% to be retained by the Acquisition Company for business operations); (3) 100% of the proceeds of any other asset sales by the Company; (4) 50% of the net proceeds of any equity offerings of the Company (the remaining 50% to be retained by the Company for business operations); and (5) 100% of any major casualty proceeds of the Company. To the extent that the Term Loan Facility is repaid, the aforementioned proceeds that would otherwise have been used to repay the Term Loan Facility will be used to repay and reduce the commitment under the Revolving Credit Facility.


The Guarantees

In connection with the New Bank Financing, the Bank Facility Guarantors have agreed to extend separate guarantees of the obligations of each of the Acquisition Company and the Company to the Banks, which on a several basis aggregate to $200 million. In their agreement with each of the Acquisition Company and the Company (the "Guarantee Issuance Agreement"), the Bank Facility Guarantors have agreed to make their guarantees available for the New Bank Financing. The Guarantee Issuance Agreement will include certain additional agreements of the Acquisition Company and of the Company including with respect to financial performance of the Acquisition Company relating to the ratio of debt to EBITDA and service revenue, which, if not met, could, if not waived, limit the Acquisition Company's ability to draw down on additional amounts under the Revolving Credit Facility and result in a default under the New Bank Financing beginning in 1999. In exchange for the additional risks undertaken by the Bank Facility Guarantors in connection with the New Bank Financing, the Company has agreed to compensate the Bank Facility Guarantors, principally in the form of 1 million additional warrants and repricing and extending the expiration date of 5.5 million warrants previously issued (together, the "New Guarantee Warrants"). The New Guarantee Warrants will be on the same pricing terms as those issued as part of the Units. The Bank Facility Guarantors will have certain demand and piggy-back registration rights with regard to the unregistered shares of the Company's Common Stock held by them or issuable upon exercise of the Guarantee Warrants.

Further, in connection with the Guarantee Issuance Agreement, the Company has agreed to reimburse the Bank Facility Guarantors in the event that the Guarantors are required to make payment under the Revolving Credit Facility guarantees, and, in connection with this Reimbursement Commitment has provided the Bank Facility Guarantors a junior security interest with respect to the assets of the Company, principally its stockholdings in AMRC and the Acquisition Company.




Motorola Vendor Financing

Motorola has agreed to provide the Acquisition Company with up to $10.0 million of vendor financing (the "Vendor Financing Commitment"), which will be available to finance up to 75% of the purchase price of additional network base stations. Loans under this facility will bear interest at a rate equal to LIBOR plus 7.0% and will be guaranteed by the Company and each subsidiary of the Acquisition Company. The terms of such facility will require that amounts borrowed be secured by the equipment purchased therewith. This commitment is subject to customary conditions, including due diligence, and there can be no assurance that the facility will be obtained by the Acquisition Company on these terms or at all.

Summary of Recent Financing

The Company believes the proceeds from the issuance of the Notes, together with the borrowings under the New Bank Financing and the Vendor Financing Commitment, will be sufficient to pay the cash portion of the Acquisition and fund operating losses, capital expenditures, working capital, and scheduled principal and interest payments on debt through the time when the Company expects to generate positive free cash flow (operating cash flow less capital expenditures);
however, there can be no assurance that the Company's current projections regarding the timing of its ability to achieve positive operating cash flow will be accurate, and that the Company will not need additional financing in the future. See "Overview."

At December 31, 1997, the Company had remaining contractual commitments to purchase both mobile data terminal inventory and mobile telephone inventory approximating $6.3 million. (See Note 10 to the consolidated financial statements).

All wholly owned subsidiaries of the Company are subject to financing agreements that limit the amount of cash dividends and loans that can be advanced to the Company. At December 31, 1997, all of these subsidiaries' net assets were restricted under these agreements. These restrictions will have an impact on American Mobile's ability to pay dividends.

Cash used in operating activities was $50.9 million for 1997 compared to $113.6 million for 1996. The decrease in cash used in operating activities was primarily attributable to (i) decreased operating losses, and (ii) decreased inventory and accounts receivable balances. Cash used by investing activities was $10.2 million for 1997 compared to cash provided by investing activities of $50.9 million in 1996. The $61.1 decrease was primarily attributable to the proceeds in the amount of $66.0 million from the settlement of the Company's claims under its satellite insurance contracts and policies, offset by a general reduction in capital expenditures. Cash provided by financing activities was $61.1 million in 1997 compared to cash used of $56.0 million in 1996, reflecting the proceeds from the Bank Financing, offset by the repayment of certain vendor financing and other long-term debt. Proceeds from the sale of debt securities and Common Stock were $284,000 and $2.9 million for 1997 and 1996, respectively. Payments on long-term debt and capital leases were $8.8 million and $63.2 million for 1997 and 1996, respectively. In addition, the Company incurred $10.8 million of debt issuance costs associated with the placement of the Bank Financing in 1996, as compared to $1.5 million in 1997. As of December 31, 1997, the Company had $2.1 million of cash and cash equivalents and working capital of $5.3 million.


Regulation

The ownership and operations of the Company's communication systems are subject to significant regulation by the FCC, which acts under authority granted by the Communications Act of 1934, as amended (the "Communications Act"), and related federal laws. A number of the Company's licenses are subject to renewal by the FCC and, with respect to the Company's satellite operations, are subject to international frequency coordination. In addition, current FCC regulations generally limit the ownership and control of American Mobile by non-U.S. citizens or entities to 25%. There can be no assurances that the rules and regulations of the FCC will continue to support the Company's operations as presently conducted and contemplated to be conducted in the future, or that all existing licenses will be renewed and requisite frequencies coordinated. See "Part I, Item 1. Business - Regulation".

On June 5, 1996, the FCC granted ARDIS extensions of time to complete the buildouts of 190 antenna sites, as required to maintain previously granted licenses. As of March 25, 1998, approximately 104 of the sites remain to be constructed by expiration dates that range between June 27, 1998 to March 31, 1999. Management estimates that $5.2 million will be necessary to achieve timely buildouts of the network, including $5.0 million in 1998. Failure to obtain such capital or to complete the buildouts in a timely manner could result in loss of licenses for such sites from the FCC, loss of customers, as well as the incurrence of penalties under a customer contract, which would have a material adverse effect on the Company.


Other Matters

As previously reported, the satellite has, in the past, experienced certain technological anomalies, most significantly with respect to its eastern beam which resulted in the Company's receipt of $66.0 million of insurance proceeds as discussed above (see "Liquidity and Capital Resources"). There can be no assurance that the satellite will not experience subsequent anomalies that could adversely impact the Company's financial condition, results of operations and cash flows. See "Part I, Item 1. Business-Satellite Back-up and Technology".

Regarding the year 2000 compliance issue for information systems, the Company has recognized the need to ensure that its computer operations and operating systems will not be adversely affected by the upcoming calender year 2000 and is cognizant of the time sensitive nature of the problem. The Company has assessed how it may be impacted by year 2000 and has formulated and commenced implementation of a comprehensive plan to address known issues as they relate to its information systems. The plan, as it relates to information systems, includes a combination of modification, upgrade and replacement. The Company estimates that the cost of year 2000 compliance for its information systems will not have a material adverse affect on the future consolidated results of the operations of the Company. The Company is not yet able to estimate the cost of year 2000 compliance with respect to third party suppliers; however, based on a preliminary review, management does not expect that such costs will have a material adverse effect on the Company's financial condition, results of operations and cash flow.


Accounting Standards

In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." This Statement governs the calculation of Earnings per Share ("EPS"), and requires that EPS calculations be presented as Basic Earnings per Share and Diluted Earnings per Share. The impact of adopting the Statement is not material to the financial statements.

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

   Report of Independent Public Accountants


To American Mobile Satellite Corporation:

We have audited the accompanying consolidated balance sheets of American Mobile Satellite Corporation (a Delaware corporation) and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Mobile Satellite Corporation and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



/s/Arthur Andersen LLP

Washington, D.C.
March 31, 1998



American Mobile Satellite Corporation and Subsidiaries

Consolidated Statements of Loss (dollars in thousands, except per share data) for the years ended December 31, 1997, 1996, and 1995




                                                    Years Ended December 31
                                           ----------------------------------------------

                                                     1997             1996            1995

REVENUES
 Services                                           $20,684          $9,201          $6,873
 Sales of equipment                                  23,530          18,529           1,924
                                                     ------          ------          ------

 Total Revenues                                      44,214          27,730           8,797

COSTS AND EXPENSES:
 Cost of service and operations                      31,959          30,471          23,948
 Cost of equipment sold                              40,335          31,903           4,676
 Sales and advertising                               12,066          24,541          22,775
 General and administrative                          14,819          17,464          16,681
 Depreciation and amortization                       42,430          43,390          11,218
                                                     ------          ------          ------

 Operating Loss                                     (97,395)       (120,039)        (70,501)

INTEREST EXPENSE                                    (21,633)        (15,151)           (916)
INTEREST AND OTHER  INCOME                            1,122             552           4,500
EQUITY IN LOSS OF AMRC                               (1,301)             --              --
                                                    --------        --------           -----

NET LOSS                                          ($119,207)      ($134,638)       ($66,917)
                                                  ==========      ==========       =========

BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK     ($4.74)         ($5.38)         ($2.69)



WEIGHTED-AVERAGE COMMON SHARES
 OUTSTANDING DURING THE PERIOD (000's)               25,131          25,041          24,900




The accompanying notes are an integral part of these consolidated financial statements.



American Mobile Satellite Corporation and Subsidiaries

Consolidated Balance Sheets (dollars in thousands, except per share data) as of December 31, 1997 and 1996

ASSETS                                                                         1997                1996
                                                                               ----                ----
CURRENT ASSETS:
  Cash and cash equivalents                                                   $2,106              $2,182
  Inventory                                                                   40,321              38,034
  Prepaid in-orbit insurance                                                   4,564               5,080
  Accounts receivable-trade, net of allowance for doubtful accounts            8,140               6,603
     of $1,930 in 1997 and $1,548 in 1996
  Other current assets                                                         9,608              14,247
                                                                              ------              ------
  Total current assets                                                        64,739              66,146

PROPERTY AND EQUIPMENT IN SERVICE - NET
  (gross balances include $135,586 and $134,737 purchased from
        related parties through 1997 and 1996 respectively)                  233,174             267,863

DEFERRED CHARGES AND OTHER ASSETS:
  (net of accumulated amortization of $14,096 in 1997 and
     $10,597 in 1996)
  (gross balances include $3,000 paid to related parties in 1996)             13,534              16,164
                                                                             -------              ------

  Total assets                                                              $311,447            $350,173
  ------------                                                              ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                      $35,861             $42,625
  Obligations under capital leases due within one year                           798               3,931
  Current portion of long-term debt                                           15,254              11,113
  Other current liabilities                                                    7,520                  --
                                                                             -------             -------

  Total current liabilities                                                   59,433              57,669

LONG-TERM LIABILITIES:
  Obligations under Bank Financing                                           198,000             127,000
  Capital lease obligations                                                    3,147               2,557
  Net assets acquired in excess of purchase price (Note 12)                    2,725               3,395
  Other long-term debt                                                         1,364                  --
  Other long-term liabilities                                                    647                 852
                                                                               -----                 ---

  Total long-term liabilities                                                205,883             133,804
                                                                             -------             -------

  Total liabilities                                                          265,316             191,473

COMMITMENTS (Note 9 and 10)

STOCKHOLDERS' EQUITY:
 Preferred Stock, par value $0.01: authorized 200,000 shares;
     no shares issued                                                             --                  --
 Common Stock, voting, par value $0.01: authorized 75,000,000 shares;
     25,159,311 shares issued and outstanding in 1997; 25,097,577 shares
     issued and outstanding in 1996                                              252                 251
 Additional paid-in capital                                                  451,892             451,259
 Common Stock purchase warrants                                               36,338              23,848
 Unamortized guarantee warrants                                              (23,586)            (17,100)
 Retained loss                                                              (418,765)           (299,558)
                                                                            ---------           ---------
 Total stockholders' equity                                                   46,131             158,700
                                                                              ------             -------

 Total liabilities and stockholders' equity                                 $311,447            $350,173
 ------------------------------------------                                 ========            ========

The accompanying notes are an integral part of these consolidated financial statements.


American Mobile Satellite Corporation and Subsidiaries

Consolidated Statements of Stockholders' Equity (dollars in thousands, except per share data) for the period from January 1, 1995 through December 31, 1997

                                                Common Stock    Additional     Common Stock Unamortized
                                                   Shares      Par   Paid-in     Purchase    Guarantee  Retained
                                                              Value  Capital     Warrants     Warrants     Loss      Total
------

BALANCE, December 31, 1994                      24,798,755   $248   $445,859     $3,440         --     ($98,003)  $351,544
 Common Stock issued in January under
  Stock Purchase Plan                                8,707     --         94         --         --         --           94
 Common Stock issued in April pursuant
  to Launch Services Contract                       81,909      1      1,719         --         --         --        1,720
 Common Stock issued throughout the year
  for exercise of stock options and award           32,026      1        518         --         --         --          519
  of bonus stock
 Common Stock issued in July under Stock            22,170     --        238         --         --         --          238
  Purchase Plan
 Common Stock issued in March, June,
  September and December under the 401(k)
  Savings Plan                                      17,563     --        329         --         --         --          329
 Net Loss                                               --     --         --         --         --      (66,917)   (66,917)
                                                ----------    ---    -------      -----      -----    ---------    --------
BALANCE, December 31, 1995                      24,961,130    250    448,757      3,440         --     (164,920)   287,527

 Common Stock issued in January under
  Stock Purchase Plan                               13,432     --        294         --         --         --          294
 Common Stock purchase warrants issued
  in January for Bridge Financing                       --     --         --      2,253         --         --        2,253
 Common Stock issued for exercise of
  stock options and award of bonus stock            37,320     --        612         --         --         --          612
 Common Stock issued upon exercise of Warrants      37,500      1        844       (845)        --         --           --
 Common Stock purchase warrants issued in               --     --         --     19,000    (19,000)        --           --
   July for Bank Financing
 Amortization of guarantee warrants                     --     --         --         --      1,900         --        1,900
 Common Stock issued in July under Stock            25,934     --        341         --         --         --          341
  Purchase Plan
 Common Stock issued in March, June,
  September and December under the 401(k)
  Savings Plan                                      22,261     --        411         --         --         --          411
 Net Loss                                               --     --         --         --         --     (134,638)  (134,638)
                                                ----------    ---    -------      -----      -----    ---------   ---------
BALANCE, December 31, 1996                      25,097,577    251    451,259     23,848    (17,100)    (299,558)   158,700

 Common stock issued in March, June,
  September, October, and December under
  the 401K Saving Plan                              31,684       1       349         --         --         --          350
 Common stock issued in January and
  July under the Stock Purchase Plan                29,930      --       283         --         --         --          283
 Common Stock issued throughout award
  of bonus stock                                       120      --         1         --         --         --            1
 Stock Purchase Warrants Revaluation                    --      --        --     12,490    (12,490)        --           --
 Amortization of Stock Purchase
  Warrants                                              --      --        --         --      6,004         --        6,004
 Net Loss                                               --      --        --         --         --     (119,207)  (119,207)
                                                ----------     ---   -------      -----      -----    ---------   ---------
BALANCE, December 31, 1997                      25,159,311    $252  $451,892    $36,338   ($23,586)   ($418,765)   $46,131
                                                ==========    ====  ========    =======   =========   ==========   =======




The accompanying notes are an integral part of these consolidated financial statements.

American Mobile Satellite Corporation and Subsidiaries

Consolidated Statements of Cash Flows (dollars in thousands) for the years ended
December 31, 1997, 1996, and 1995
                                                                                         Years Ended December 31
                                                                                    ----------------------------------

                                                                                       1997        1996        1995
                                                                                       ----        ----        ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                            ($119,207)  ($134,638)   ($66,917)
Adjustments to reconcile net loss to net cash used in operating activities:
   Amortization of guarantee warrants, debt discount, and debt issuance costs           9,350       5,721          --
   Depreciation and amortization                                                       42,430      43,307      11,218
   Equity in loss from AMRC                                                             1,301          --          --
   Changes in assets and liabilities:
     Inventory                                                                         (2,287)    (27,482)    (10,438)
     Prepaid in-orbit insurance                                                           516        (257)     (4,823)
     Trade accounts receivable                                                         (1,537)     (5,229)        218
     Other current assets                                                               4,639       1,970      (4,230)
     Accounts payable and accrued expenses                                             (5,820)      1,672      23,414
     Deferred trade payables                                                           11,685          --          --
     Deferred items - net                                                               8,038       1,347      (1,730)
                                                                                      --------   ---------    --------
Net cash used in operating activities                                                 (50,892)   (113,589)    (53,288)

CASH FLOWS FROM INVESTING ACTIVITIES:
Insurance proceeds applied to equipment                                                    --      66,000          --
Additions to property and equipment                                                    (8,598)    (14,054)    (83,776)
Proceeds from sales of short-term investments                                              --          --      28,717
Deferred charges and other assets                                                          --      (1,000)       (169)
Investment in AMRC                                                                     (1,643)         --          --
                                                                                       -------     ------     --------
Net cash provided by (used in) investing activities                                   (10,241)     50,946     (55,228)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Common Stock                                                    284       1,247       2,569
Principal payments under capital leases                                                (2,576)     (3,994)       (538)
Proceeds from short-term borrowings                                                        --      70,000          --
Payments on short-term borrowings                                                          --     (70,000)         --
Proceeds from Bank Financing                                                           71,000     127,000          --
Proceeds from debt issuance                                                                --       1,700       7,630
Payments on long-term debt                                                             (6,180)    (59,190)    (28,486)
Debt issuance costs                                                                    (1,471)    (10,803)     (1,081)
                                                                                       -------    -------     --------
Net cash provided by (used in) financing activities                                    61,057      55,960     (19,906)


Net decrease in cash and cash equivalents                                                 (76)     (6,683)   (128,422)

CASH AND CASH EQUIVALENTS, beginning of period                                          2,182       8,865     137,287
                                                                                       ------     -------   ---------

CASH AND CASH EQUIVALENTS, end of period                                               $2,106      $2,182      $8,865
                                                                                       ======      ======      ======
Supplemental Cash Flow Information
     Interest Payments                                                                $11,785      $8,293      $5,574


The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN MOBILE SATELLITE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements as of December 31, 1997, 1996 and 1995


1. ORGANIZATION, BUSINESS AND LIQUIDITY

American Mobile Satellite Corporation (with its subsidiaries, "American Mobile" or the "Company") was incorporated on May 3, 1988, by eight of the initial applicants for the mobile satellite services license, following a determination by the Federal Communications Commission ("FCC") that the public interest would be best served by granting the license to a consortium of all willing, qualified applicants. The FCC has authorized American Mobile to construct, launch, and operate a mobile satellite services system (the "Satellite Network ") to provide a full range of mobile voice and data services via satellite to land, air and sea-based customers in a service area consisting of the continental United States, Alaska, Hawaii, Puerto Rico, the U.S. Virgin Islands, U.S. coastal waters, international waters and airspace and any foreign territory where the local government has authorized the provision of service. In March 1991, American Mobile Satellite Corporation transferred the mobile satellite services license ("MSS license") to a wholly owned subsidiary, American Mobile Subsidiary Corporation ("AMSC Subsidiary"). On April 7, 1995, the Company successfully launched its first satellite ("MSAT-2"), from Cape Canaveral, Florida.

In late 1996, the Company expanded its mobile data business through the acquisition of Rockwell International Corporation's ("Rockwell") dual mode mobile messaging and global positioning and monitoring service for commercial trucking fleets. Rockwell was a private network customer of the Company which had purchased capacity from the Company on MSAT-2. See Note 12.

On December 31, 1997, the Company entered into a Stock Purchase Agreement (the "Purchase Agreement") with Motorola, Inc. ("Motorola"), for the acquisition (the "Acquisition") of ARDIS Company ("ARDIS"), a wholly-owned subsidiary of Motorola that owns and operates a two-way wireless data communications network. Subject to certain purchase price adjustment provisions, the Company will acquire ARDIS for a purchase price of $50 million in cash and $50 million in the Company's Common Stock and warrants (the "Purchase Price"). The Company, through the acquisition of ARDIS, intends to create a nationwide provider of wireless communications services, including data, dispatch, and voice services, primarily to business customers in the United States. See Note 15.

On October 16, 1997, American Mobile Radio Corporation, an indirect subsidiary of American Mobile through its subsidiary AMRC Holdings, Inc. (together with American Mobile Radio Corporation, "AMRC"), was awarded a license by the FCC to provide satellite-based Digital Audio Radio Service ("DARS") throughout the United States, following its successful $89.9 million bid at auction on April 2,

1997. American Mobile has entered into an agreement with WorldSpace, Inc. ("WorldSpace"), by which WorldSpace has acquired a 20% participation in AMRC, which can dilute the Company's interest in AMRC to 28%. In connection with the DARS auction, AMRC has also arranged for financing of the FCC license fees as well as for initial working capital needs, which financing has included the issuance of options. AMRC has and will continue to receive funding for this business from an independent source in exchange for debt and an equity interest in AMRC. Accordingly, it is not expected that the development of this business will have a material impact on the Company's financial position, results of operations, or cash flows. See Note 2.

American Mobile is devoting its efforts to expanding a developing business. This effort involves substantial risk, including successfully integrating ARDIS. Specifically, future operating results will be subject to significant business, economic, regulatory, technical, and competitive uncertainties and contingencies. Depending on their extent and timing, these factors, individually or in the aggregate, could have an adverse effect on the Company's financial condition and future results of operations.


Liquidity and Financing Requirements

Adequate liquidity and capital are critical to the ability of the Company to continue as a going concern and to fund subscriber acquisition programs necessary to reach cash positive and profitable operations. The Company expects to continue to make significant capital outlays for the foreseeable future to fund interest expense, capital expenditures and working capital prior to the time that it begins to generate positive cash flow from operations and for the foreseeable future thereafter. To fund its operations through the first quarter of 1998, the Company (i) borrowed all remaining amounts available under the Bank Financing, (ii) entered into a $10 million Bridge Loan Agreement (the "Bridge Loan") with Hughes Communications Satellite Services, Inc. ("Hughes"), and (iii) arranged the financing of $11.7 million of deferred trade payables. See Note 7.

The Company currently believes that the net proceeds from the sale of the $335 million in Notes and warrants, together with the borrowings under the $200 million New Bank Financing, the Motorola financing, and the proceeds from the Satellite Lease Agreement (all discussed below) will be sufficient to meet the Company's currently anticipated capital expenditures, operating losses, working capital and debt service requirements through 1998 and beyond. However, if the Company's cash flows from operations are less than projected, the Company may not meet its financial performance agreements under the Guaranty Issuance Agreement and, if such conditions are not met or waived, the Company would not have access to additional funds under the Revolving Credit Facility. See Note
15. In addition, even in the event that the Company has access to such funds, it may require additional debt or equity financing in amounts that could be substantial. The type, timing and terms of financing selected by the Company will be dependent upon the Company's cash needs, the availability of other financing sources and the prevailing conditions in the financial markets. There can be no assurance that any such sources will be available to the Company at any given time or as to the favorableness of the terms on which such sources may be available.

In connection with the ARDIS Acquisition, the Company raised $335 million in cash proceeds from the private issuance of units ("Units") consisting of 12 1/4% Senior Notes ("Notes") due 2008 and one warrant to purchase 3.75749 shares of Common Stock of the Company for each $1,000 principal amount of Notes, and restructured its existing Bank Financing the "New Bank Financing"). The New Bank Financing of $200 million will consist of a $100 million unsecured five-year reducing Revolving Credit Facility maturing March 31, 2003 and a $100 million five-year Term Loan Facility with up to three additional one-year extensions subject to lender approval. Additionally, Motorola has agreed to provide the Company with up to $10 million of vendor financing ("the Vendor Financing Commitment"), which will be available to finance up to 75% of the purchase price of additional base stations needed to meet ARDIS' buildout requirements under certain customer contracts. See Note 15.

On December 4, 1997, the Company entered into two simultaneous transactions. The Company agreed with TMI to acquire a one-half ownership interest in TMI's satellite, MSAT-1, at a cost of $60 million payable in equal installments over a five-year period (the "Satellite Purchase Agreement"); certain additional payments to TMI are contemplated in the event that additional benefits are realized by the Company. Simultaneously, the Company entered into an agreement (the "Satellite Lease Agreement") with African Continental Telecommunications Ltd. ("ACTEL"), for the lease of MSAT-2, for deployment over sub-Saharan Africa. The five-year lease provides for aggregate lease payments to the Company of $182.5 million. The lease includes a renewal option through the end of the life of MSAT-2. Closing under the Satellite Purchase Agreement and Satellite Lease Agreement is subject to a number of conditions. It is anticipated that the closing under both leasing agreements will occur simultaneously in the spring of 1998. See Note 10.


2. SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

Consistent with Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises," the Company ceased to be considered a development stage company in the fourth quarter of 1996 with the generation of significant revenue from its voice products and services.


Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's most significant estimates relate to the valuation of inventory and committed inventory purchases and the allowance for doubtful accounts receivable.


Consolidation

The consolidated financial statements include the accounts of American Mobile and seven of its wholly owned subsidiaries, one of which is inactive. All significant inter-company transactions and accounts have been eliminated. As discussed in Note 1, AMRC, was awarded a license to provide digital audio radio service ("DARS") and entered into an agreement with World Space, Inc. ("World

Space"), whereby World Space has acquired a 20% participation in AMRC, and the exercise of outstanding issued options could reduce American Mobile's ownership interest in AMRC to 28%. Additionally, the agreement gives WorldSpace certain participative rights which provide for their participation in significant business decisions that would be made in the ordinary course of business; therefore, in accordance with Emerging Issues Task Force ("EITF") No. 96-16, the Company's investment in AMRC is carried on the equity method.

The following represents the unaudited summary financial information of AMRC as of December 31,1997. AMRC had no material activity prior to 1997.

  (In thousands)
  Current assets              $     --      Gross sales                $   --
  Noncurrent assets             91,901      Operating expense           1,110
  Current liabilities               --      Interest expense              518
  Noncurrent liabilities        84,387      Net loss                    1,628
  Total stockholders' equity     7,514





Cash and Cash Equivalents

The Company considers highly liquid investments with remaining maturities of 90 days or less at the time of acquisition to be cash equivalents.


Inventories

Inventories, which consist primarily of finished goods, are stated at the lower of cost or market. Cost is determined using the weighted average cost method. The Company periodically assesses the market value of its inventory, based on sales trends and forecasts and technological changes and records a charge to current period income when such factors indicate that a reduction to net realizable value is appropriate. For purposes of evaluating the net realizable value of inventory, management considers both inventory on hand and inventory which it has committed to purchase. During 1997 and 1996, the Company recorded charges to Cost of Equipment Sold in the amount of $12.0 million and $11.1 million, respectively, related to the realizability of the Company's inventory investment.


Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosures of the fair value of certain financial instruments. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. Cash and cash equivalents, trade accounts receivable and accounts payable approximate fair value because of the relatively short maturity of these instruments. As a result of the Guarantees (see Note 7) associated with the Bank Financing, it is not practicable to estimate the fair value of this facility. The fair value of other debt approximates carrying value because the related debt has variable interest costs based on current market rates or are short-term in nature.


Concentrations of Credit Risk

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

Software Development Costs

The Company capitalizes costs related to the development of certain software to be used with its mobile messaging and position location service (the "Mobile Data Communications Service") product. The Company commenced amortization of these costs in the first quarter of 1996. These costs will be amortized over three years. As of December 31, 1997 and 1996, net capitalized software development costs were $1.8 million and $3.6 million, respectively, and are included in property and equipment in the accompanying balance sheets.


Deferred Charges and Other Assets

Other assets primarily consist of unamortized financing costs and debt issue costs associated with the existing vendor financing arrangements and the Bank Financing. The Company had $11.8 million and $14.9 million of unamortized financing costs recorded at December 31, 1997 and 1996, respectively. Financing costs are amortized over the term of the related facility using the straight line method, which approximates the effective interest method.

Revenue Recognition

The Company recognizes service revenue when communications services have been rendered. Equipment sales are recognized upon shipment of products and customer acceptance, if required.


Research and Development Costs

Research and development costs are expensed as incurred. Such costs include internal research and development activities and expenses associated with external product development agreements. The Company did not incur any research and development cost for 1997, and incurred approximately $57,000 and $1.8 million for 1996 and 1995, respectively.


Advertising Costs

Advertising  costs are charged to  operations  in the year  incurred and totaled
$3.4 million,  $6.0  million,   and  $6.5  million  for  1997,  1996,  and  1995
respectively.

Stock Based Compensation

The Company accounts for employee stock options using the method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Generally, no expense is recognized related to the Company's stock options because the option's exercise price is set at the stock's fair market value on the date the option is granted. Effective January 1, 1996, the Company adopted SFAS No. 123 by making the required footnote disclosures (see Note 5).


Assessment of Asset Impairment

SFAS No.  121  "Accounting  for the  Impairment  of  Long-Lived  Assets  and for
Long-Lived Assets to be Disposed of" requires that impairment losses for such assets be based upon the fair value of the assets, and was adopted by the Company as the primary basis by which the Company measures impairment of the Satellite Network and its related components. Adoption of this Statement has not resulted in the recording of a provision for impairment of long-lived assets, but there can be no assurance that a material provision for impairment will not be required in the future.


Loss Per Share

In 1997, the Company adopted SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issued common stock were exercised or converted into common stock. Options and warrants to purchase shares of common stock were not included in the computation of loss per share as the effect would be antidilutive. As a result, the basic and diluted earnings per share amounts are identical.



3. STOCKHOLDERS' EQUITY

The Company has authorized 200,000 shares of Preferred Stock and 75,000,000 shares of Common Stock. The par value per share is $0.01 for each class of stock. For each share held, Common stockholders are entitled to one vote on matters submitted to the stockholders. Cumulative voting applies for all elections of directors of the Company.

The Preferred Stock may be issued in one or more series at the discretion of the Board of Directors (the "Board"), without stockholder approval. The Board is authorized to determine the number of shares in each series and all designations, rights, preferences, and limitations on the shares in each series, including, but not limited to, determining whether dividends will be cumulative or non-cumulative.

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


As of December 31, 1997, the Company had reserved Common Stock for future issuance as detailed below.


Shares issuable upon exercise of warrants                              6,474,596
Amended and Restated Stock Option Plan for Employees                   3,429,326
Stock Option Plan for Non-Employee Directors                              50,000
Employee Stock Purchase Plan                                             190,137
Defined Contribution Plan                                                103,492
                                                                         -------
        Total                                                         10,247,551
                                                                      ==========


4. PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost and depreciated over its useful life using the straight line method. Assets recorded as capital leases are amortized over the shorter of their useful lives or the term of the lease.

The estimated useful lives of office furniture and equipment vary from 2-10 years, and the Communications Ground Segment ("CGS") is depreciated over 8 years.

The Company is depreciating the Space Segment over its estimated useful life of 10 years, which was based on several factors, including current conditions and the estimated remaining fuel of MSAT-2. The original estimated useful live is periodically reviewed using current Telemetry Tracking and Control ("TT&C") data. To date, no significant change in the original estimated useful life has resulted. The telecommunications industry is subject to rapid technological change which may require the Company to revise the estimated useful lives of MSAT-2 and the CGS or to adjust their carrying amounts. The Company has also capitalized certain costs to develop and implement its computerized billing system. These costs are included in property and equipment and are depreciated over 8 years. Certain amounts from 1996 have been restated in the summary below.

The costs of constructing and putting satellites into service are capitalized in the financial statements and depreciated over the estimated useful life of the satellite. A total failure of the satellite from unsuccessful launches and/or in orbit anomalies would result in a current write-down of the satellite value. Partial satellite failures are recognized currently to the extent such losses are deemed abnormal to the operation of the satellite. A partial failure which is deemed normal would not result in a loss of satellite capacity beyond what is considered normal satellite wear and tear and thus, a write down would not be required. Additionally, all future incentive arrangements relating to the construction of satellites will be capitalized at launch.



Property and equipment consists of the following:

                                                               December 31
(in thousands)                                            1997            1996

Space Segment                                           $187,976        $187,386
Ground Segment                                           109,691         104,559
Office equipment and furniture                            19,305          16,684
Mobile Data Communications Service                        21,118          21,014
                                                          ------          ------
                                                         338,090         329,643
Less accumulated depreciation and amortization           104,916          61,780
                                                         -------          ------
Property and equipment, net                             $233,174        $267,863
                                                        ========        ========


5. STOCK OPTIONS

The Company has two active stock option plans. The American Mobile Satellite Corporation 1989 Amended and Restated Stock Option Plan for Employees (the "Plan") permits the grant of non-statutory options and the award of bonus stock up to a total of 3.5 million shares of Common Stock. Under the Plan, the exercise price and vesting schedule for options is determined by the Compensation Committee of the Board, which was established to administer the Plan. Generally, options vest over a three year period and will have an exercise price not less than the fair market value of a share on the date the option is granted or have a term greater than ten years. In March 1997, the Company repriced certain employee stock options to $13.00 per share. No other terms of the options were modified.

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

In January 1998, the Board of Directors granted 356,111 shares of restricted stock to senior management for the first time. These grants include both a three-year vesting schedule as well as specific corporate performance targets. Unless waived by the Board of Directors, failure to meet a required performance target would prevent the vesting of the restricted shares.


Information regarding the Company's stock option plans is summarized below:


                                                                                                     Weighted Average
                                                                Available            Granted and     Option Price Per
                                                                for Grant            Outstanding          Share

Balance, December 31, 1994                                        349,878                407,776          $18.60
  Additional shares authorized for grant                           50,000                    ---            --
  Granted                                                        (275,480)               275,480           16.88
  Exercised and awarded                                                --                (32,026)          16.10
  Forfeited                                                        60,380                (60,380)          18.50
                                                                   ------                --------
Balance, December 31, 1995                                        184,778                590,850           17.94
  Additional shares authorized for grant                        1,241,138                     --            --
  Granted                                                      (1,565,272)             1,565,272           18.37
  Exercised and awarded                                                --                (37,320)          16.41
  Forfeited and canceled                                          623,356               (623,356)          23.23
                                                                  -------               ---------
Balance, December 31, 1996                                        484,000              1,495,446           16.22
  Additional shares authorized for grant                        1,500,000                     --            --
  Granted                                                      (1,292,443)             1,292,443           12.67
  Exercised and awarded                                                --                   (120)          10.28
  Forfeited                                                     1,104,828             (1,104,828)          17.15
                                                                ---------             -----------
Balance, December 31, 1997                                      1,796,385              1,682,941          $13.08
                                                                =========             ===========




Options Exercisable at December 31:
                           Options                 Average
                                                Exercise Price

1997                       595,432                  $14.39
1996                       276,804                  $17.97
1995                       219,272                  $18.31
1994                       175,471                  $17.73

The Company accounts for stock compensation costs in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Had compensation cost been determined based on the fair value at the grant dates for awards under the Company's stock plans in accordance with SFAS No. 123, the net loss would have been increased by $5.3 million ($.21 per share) and $2.3 million ($.09 per share) in 1997 and 1996, respectively. As required by SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 1997 and 1996: no historical dividend yield; an expected life of 10 years; historical volatility of 65% in 1997 and 45% in 1996, 45% and a risk-free rate of return ranging from 5.71% to 6.44%. Exercise prices for options outstanding as of December 31, 1997, are as follows:


                                 Options Outstanding                                          Options Exercisable
                            Number               Weighted                                  Number
                        Outstanding as            Average             Weighted        Exercisable as of       Weighted
      Range of         of December 31,           Remaining            Average           December 31,           Average
  Exercise Prices            1997            Contractual Life      Exercise Price           1997           Exercise Price

    9.06 - 12.00            471,500                 8.82                $11.45            132,160              $11.84
   12.50 - 12.81            476,585                 9.07                 12.74                --                 0.00
   13.00 - 13.00            549,808                 7.64                 13.00            278,224               13.00
   14.62 - 26.25            185,048                 5.47                 18.29            185,048               18.29
                            -------                                                       -------
   $9.06 - $26.25         1,682,941                 8.14                $13.08            595,432              $14.39
                          =========                                                       =======


6. INCOME TAXES

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

The following is a summary of the Company's net deferred tax assets.


                                                                December 31
(in thousands)                                             1997             1996

Net Operating Loss for Income Tax Purposes               $217,918         $170,710
Deferred Taxes Related to Temporary Differences:
  Tangible asset bases, lives and depreciation methods    (65,898)         (64,889)
  Other                                                     8,700            6,229
                                                            -----            -----
Total deferred tax asset                                  160,720          112,050
Less valuation allowance                                 (160,720)        (112,050)
                                                         ---------        ---------
Net deferred tax asset                                   $     --         $     --
                                                         =========        =========

Significant timing differences affecting deferred taxes in 1997 were the treatment of costs associated with the Space Segment for financial reporting purposes compared to tax purposes. As of December 31, 1997, the Company had net operating loss carryforwards ("NOLs") of $542 million. The NOLs expire in years 2004 through 2012. These NOL carryforwards are subject to certain limitations if there is determined to be a substantial change in ownership as defined in the Internal Revenue Code.


7. LONG-TERM DEBT


                                                   December 31
(in thousands)                                1997             1996

Bank Financing                              $198,000         $127,000
Deferred Payment Agreement                        --            5,180
Deferred Trade Payables                       11,685               --
Term Loan Agreement                            4,933            5,933
                                               -----            -----
                                             214,618          138,113
Less current maturities                       15,254           11,113
                                              ------           ------
Long-term debt                              $199,364         $127,000
                                            ========         ========

Bank Financing - Term Loan and Working Capital Facility

On June 28, 1996, established a $219 million debt facility (the "Bank Financing"), of which $200 million is available and fully guaranteed by certain American Mobile shareholders. As of December 31, 1997, the Bank Financing consisted of: (i) a $144 million five-year, multi-draw term loan facility (the "Term Loan Facility") with quarterly payments commencing March 31, 1999 through and including June 30, 2001, and (ii) a $56 million five-year revolving credit facility with a bullet maturity on June 30, 2001 (the "Working Capital Facility"). Proceeds from the Bank Financing were used to repay the Company's interim financing and to refinance short-term Vendor Financing, and will be used for general working capital purposes. As of March 20, 1998, the Company had drawn down $144.0 million of the Term Loan Facility at annual interest rates ranging from 6.025% to 6.0875% and $56.0 million of the Working Capital Facility at annual interest rates ranging from 6.025% to 6.2125%. The Company, on March 27, 1997, reached an agreement with the Guarantors to eliminate all covenant tests in exchange for additional warrants and a repricing of warrants previously issued (together, the "Guarantee Warrants"). As a result of the repricing, the Guarantee Warrants were revalued at $21.9 million, effective March 27,1997 and are being amortized over the remaining life of the guarantee. On March 31, 1998, in connection with the Acquisition, the Bank Financing was restructured. See
Note 15.


Deferred Trade Payables

In the last quarter of 1997, the Company arranged the financing of certain trade payables. As of December 31, 1997, $11.7 million of deferred trade payables were outstanding at rates ranging from 6.23% to 14% and are generally payable by the end of 1998.


Bridge Loan

On December 31, 1997, the Company entered into a Bridge Loan with Hughes Communications Satellite Services, Inc. ("Hughes") in the principal amount of up to $10 million, secured by a pledge of the Company's interest in its 80%-owned subsidiary, AMRC. The Bridge Loan bears an annual interest rate of 12% and has a maturity date of March 31, 1999, and requires mandatory repayment in the event net proceeds are received from any asset disposition, lease agreement, financing or equity transaction of the Company. The Bridge Loan was drawn in full and subsequently repaid in full on March 31, 1998, with a portion of the proceeds from the Notes. No further borrowing is available under the Bridge Loan. See
Note 15.


Term Loan Agreement

The Company entered into a Term Loan Agreement (the "Loan Agreement") with Northern Telecom to finance the purchase of certain equipment to be used in the ground segment. The Loan Agreement provided for principal borrowings up to $7.5 million plus $1.1 million for accrued interest. In September 1996, the Company arranged to reduce the interest rate from LIBOR plus 4.5% to a floating rate of LIBOR plus 2.5% through maturity and to defer amounts due under the Loan Agreement to1997. In December 1997, the Loan Agreement was amended to increase the interest rate to LIBOR plus 4.5%, effective January 1, 1998, and to defer a portion of principal payments until April 1, 1998. As of December 31, 1997, $4.9 million was outstanding at an annual interest rate of 8.156%.

Deferred Payment Agreement

In 1992, the Company entered into a contract ("CGS Contract") with Westinghouse Electric Corporation ("Westinghouse") pursuant to which Westinghouse was responsible for designing and constructing the Ground Segment and developing the final specification for mobile telephones. In connection with the CGS Contract, Westinghouse agreed to defer payment, including interest thereon, under certain terms and conditions, for the basic purchase price and for change orders and options elected by the Company (the "Deferred Payment Agreement"). During 1997, the remaining $5.2 million obligation under the Deferred Payment Agreement was fully repaid.


Interest Costs

The Company incurred interest costs of approximately $21.6 million, $15.1 million, and $5.6 million in 1997, 1996, and 1995, respectively. All interest costs incurred through September 30, 1995 were capitalized as part of the Company's construction activities. The capitalization of interest was discontinued in the fourth quarter of 1995 when the Satellite Network was deemed substantially complete and ready for its intended use. Interest cost paid, net of amounts capitalized, was $ 327,000 in 1995.


Assets Pledged and Secured

All wholly owned subsidiaries of the Company are subject to financing agreements that limit the amount of cash dividends and loans that can be advanced to the Company. At December 31, 1997, all of the subsidiaries' net assets were restricted under these agreements. These restrictions will have an impact on American Mobile Satellite Corporation's ability to pay dividends.


Covenants

The debt agreements and related Guarantee Agreements entered into by the Company contain various restrictions, covenants, defaults, and requirements customarily found in such financing agreements. Among other restrictions, these provisions include limitations on cash dividends, restrictions on transactions between
American Mobile and its subsidiaries, restrictions on capital acquisitions, material adverse change clauses, and maintenance of specified insurance policies.


8. RELATED PARTIES

In 1990, following a competitive bid process, American Mobile signed contracts with Hughes Aircraft, the parent company of Hughes Communications Satellite Services ("Hughes Communications"), an American Mobile stockholder, to construct MSAT-2 (the "Satellite Construction Contract"). The contract contains flight performance incentives payable by the Company to Hughes Aircraft if MSAT-2 performs according to the contract. The total incentives owed, if earned, will be $7.1 million, plus interest, with payment amounts otherwise due deferred until second quarter 1998. The costs of the incentives are capitalized in the period earned. The Company also in 1990 selected HNS Ltd., an affiliate of Hughes Aircraft, to design, manufacture, and implement the Company's Mobile Data Communications Service. In 1991, the Company entered into an agreement with Hughes Communications to provide assistance in the launch services procurement process and certain other management services through the launch date. Additionally, in 1996, Hughes loaned the Company $10.0 million as part of its participation in the Interim Financing. On December 31, 1997, the Company entered into a Bridge Loan Agreement (the "Bridge Loan") with Hughes Communications in the principal amount of up to $10 million (see Note 7).

The Company has entered into various transactions and agreements with affiliates of AT&T Wireless Services, Inc. ("AT&T Wireless"), an American Mobile stockholder. The arrangements include the purchase of satellite capacity and equipment by AT&T, the purchase by American Mobile of certain equipment for use in the Satellite Network, the leasing of certain office equipment, and the engagement of AT&T to be one of the Company's long-distance providers. Additionally, the Company sublet certain office space to AT&T Wireless through September 1996. The following table presents a summary of related party transactions.


                                                                               Years Ended December 31
(in thousands)                                                            1997                1996                1995

Payments made to (from) related parties:
Additions to property under construction                               $    --             $    --              $3,029
Additions to property and equipment in service                             200               2,847                 265
Proceeds from debt issuance                                                 --             (10,000)                 --
Payments on debt obligations                                               292              20,926                 251
Payment for Guarantees                                                      --               3,000                  --
Operating expenses                                                       2,706               3,817               1,453
Satellite capacity/airtime revenue                                      (2,836)             (1,276)                 --
Sublease income                                                             --                (205)               (239)
Other                                                                       --                  --                (506)
                                                                       --------            --------             -------
Net payments to related parties                                        $   362             $19,109              $4,253
                                                                       ========            ========             =======
Due to (from) related parties:
Mobile Data Communications Service Financing                           $    --             $    --              $7,180
Capital leases                                                             249                 446                 631
Operating expenses                                                       1,209                 185                 708
Satellite capacity/airtime revenue                                        (495)               (416)                 --
Capital acquisitions                                                     2,120               1,584               1,924
                                                                         -----               -----               -----
Net amounts due to related parties                                     $ 3,083              $1,799             $10,443
                                                                       ========            ========            ========


 9. LEASES

Capital Leases

The Company leases certain office equipment and Ground Segment equipment under agreements accounted for as capital leases. Assets recorded as capital leases in the accompanying balance sheets include the following:


                                                           December 31
(in thousands)                                         1997          1996

Ground Segment equipment                              $7,263        $7,263
Office equipment                                       4,033         4,088
Less accumulated amortization                          4,750         2,826
                                                       -----         -----
Total                                                 $6,546        $8,525
                                                      ======        ======

Amortization of the Ground Segment equipment began with the commencement of full commercial service in December 1995.

In January 1996, the Company refinanced certain computer hardware components under a sale/leaseback arrangement. The Company received proceeds in the amount of $1.7 million. The transaction was accounted for as a financing, wherein the property remains on the books and continues to be depreciated. A financing obligation representing the proceeds was recorded, and is reduced based on payments under the lease. The sale/leaseback has a three-year term and had a balance of approximately $93,000 at December 31, 1997.


Operating Leases

The Company leases certain facilities and equipment under arrangements accounted for as operating leases. Certain of these arrangements have renewal terms. The office lease has an original lease term of ten years expiring in 2003, with a renewal option, and escalation clauses. Total rent expense, under all operating leases, approximated $2.9 million, $2.5 million, and $10.6 million in 1997, 1996, and 1995, respectively.

At December 31, 1997, minimum future lease payments under noncancellable operating and capital leases are as follows:


                                Operating            Capital
                                 Leases               Leases
(in thousands)
1998                             $2,188               $1,200
1999                              2,114                2,124
2000                              2,044                1,351
2001                              2,085                   --
2002                              2,131                   --
thereafter                        2,155                   --
----------                        -----                -----
Total                           $12,717               $4,675
                                =======
Less: Interest                                           730
                                                       -----
                                                      $3,945
                                                      ======


10. OPERATING AGREEMENTS AND COMMITMENTS

Joint Operating and Satellite Capacity Agreements

On December 4, 1997, the Company entered into two simultaneous transactions. The Company agreed with TMI to acquire a one-half ownership interest in TMI's satellite, MSAT-1, at a cost of $60 million payable in equal installments over a five-year period (the "Satellite Purchase Agreement"); certain additional payments to TMI are contemplated in the event that additional benefits are realized by the Company. Under the Satellite Purchase Agreement, TMI and American Mobile will each own a 50% undivided ownership interest in the Shared Satellite, will jointly be responsible for the operation of the Shared Satellite, and will share certain satellite operating expenses, but will otherwise maintain their separate business operations. Simultaneously, the Company entered into an agreement (the "Satellite Lease Agreement") with African Continental Telecommunications Ltd. ("ACTEL"), for the lease of MSAT-2, for deployment over sub-Saharan Africa. The five-year lease provides for aggregate lease payments to the Company of $182.5 million. The lease includes a renewal option through the end of the life of MSAT-2, on the same lease terms, at ACTEL's election exercisable 2 1/2 years prior to the end of the initial lease term.

Should the Satellite Purchase Agreement and Satellite Lease Agreement not be consummated, the Company and TMI will remain parties to a Joint Operating Agreement and a Satellite Capacity Agreement under which the parties agree to provide, among other things, emergency backup and restoral services to each party during any period in which the other's satellite is not functioning properly. Additionally, each party will be entitled to lease excess capacity from the other party's satellite under specified terms and conditions. The implementation of these agreements requires regulatory approvals by the FCC and

Industry Canada (formerly Canada's Department of Industry and Science). The Company has received, and expects to continue to seek approvals contemplated under these agreements on a timely basis.


Commitments

At December 31, 1997, the Company had remaining contractual commitments to purchase both mobile data terminal inventory and mobile telephone inventory approximating $6.3 million.

The aggregate fixed and determinable portion of all inventory commitments and obligations for other fixed contracts for the next five years is as follows.


(in thousands)

1998                                             $7,011
1999                                              1,802
2000                                                426
                                                    ---
Total                                            $9,239
                                                 ======

Additionally, the Company may enter into additional commitments that may require the purchase of mobile telephone and mobile terminal inventory in amounts that could be material to the Company's financial condition.

The Company entered an agreement with a vendor, whereby the Company would incur extra licensing fees, up to a total maximum potential of $4.1 million, upon the voice subscriber base reaching certain levels. Management does not believe that the subscriber levels outlined in the license will be met.



11. EMPLOYEE BENEFITS

Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan ("401(k) Savings Plan") in which all employees can participate. Effective January 1, 1995, the 401(k) Savings Plan provides for a Company match of employee contributions, in the form of Common Stock, limited to the fair market value of up to one-half of the employee's contribution not to exceed 6% of an employee's salary. The Company's matching expense was $350,000 for 1997, $411,000 for 1996 and $329,000 for 1995.

Employee Stock Purchase Plan

In December 1993, the Company adopted the Employee Stock Purchase Plan ("Stock Purchase Plan") to allow eligible employees to purchase shares of the Company's Common Stock at 85% of the lower of market value on the first and last business day of the six-month option period. An aggregate of 29,930, 39,366 and 30,877 shares of Common Stock were issued under the Stock Purchase Plan in 1997, 1996, and 1995, respectively.


12.  BUSINESS ACQUISITION

On November 22, 1996, the Company acquired the assets of Rockwell Collins, Inc. ("Rockwell") relating to its Land Transportation Electronics Mobile Communications Satellite Service business (the "Business") through which Rockwell had sold mobile messaging hardware and services to commercial trucking fleets. The assets of the Business were acquired from Rockwell through the assumption by the Company of the various contracts and obligations of Rockwell relating to the Business; no additional direct payments were made or are to be made under the terms of the Asset Sale Agreement, dated as of November 22, 1996. The assets of the business acquired from Rockwell include tangible equipment, completed inventory and future inventory deliveries to be used in connection with fulfilling the contracts transferred with the Business. The Company intends to continue such use in operating the Business.

The purchase  method of  accounting  for  business  combinations  was used.  The operating results of the Business have been included in the Company's consolidated statements of loss from the date of acquisition and were insignificant in 1996. The fair value of the assets acquired was $9.5 million and liabilities assumed totaled $6.1 million. The fair value of assets acquired in excess of purchase price arising from the acquisition in the amount of $3.4 million is being amortized over five years on a straight line basis. Assets acquired included inventory deliveries, fixed assets, and other miscellaneous items.

The pro forma results below (unaudited) assume the acquisition occurred at the beginning of the year ended December 31, 1996 (dollars in thousands, except per share data).


                                            1996

Revenue                                   $33,333
Net Loss                                 (148,434)
Loss per share                              (5.93)

13. LEGAL AND REGULATORY AND OTHER MATTERS

Legal and Regulatory Matters

Like other mobile service providers in the telecommunications industry, the Company is subject to substantial domestic, foreign and international regulation including the need for regulatory approvals to operate and expand the Satellite Network and operate and modify subscriber equipment.

The successful operation of the Satellite Network is dependent on a number of factors, including the amount of L-band spectrum made available to the Company pursuant to an international coordination process. The United States is currently engaged in an international process of coordinating the Company's access to the spectrum that the FCC has assigned to the Company. While the Company believes that substantial progress has been made in the coordination process and expects that the United States government will be successful in securing the necessary spectrum, the process is not yet complete. The inability of the United States government to secure sufficient spectrum could have an adverse effect on the Company's financial position, results of operations and cash flows.

The Company has the necessary regulatory approvals, some of which are pursuant to special temporary authority, to continue its operations as currently contemplated. The Company has filed applications with the FCC and expects to file applications in the future with respect to the continued operations, change in operation and expansion of the Network and certain types of subscriber equipment. Certain of its applications pertaining to future service have been opposed. While the Company, for various reasons, believes that it will receive the necessary approvals on a timely basis, there can be no assurance that the requests will be granted, will be granted on a timely basis or will be granted on conditions favorable to the Company. Any significant changes to the applications resulting from the FCC's review process or any significant delay in their approval could adversely affect the Company's financial position, results of operations and cash flows.

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

As a provider of interstate telecommunications services, the Company is required to contribute to the FCC's universal service fund, which supports the provision of telecommunication services to high-cost areas, and establishes funding mechanisms to support the provision of service to schools, libraries and rural health care providers. The regulation became effective on January 1, 1998. This cost is not born by the Company, but is passed on to its customers as is universally practiced in the industry.

In 1992, a former director of American Mobile filed an Amended Complaint against the Company alleging violations of the Communications Act of 1934, as amended, and of the Sherman Act and breach of contract. The suit seeks damages for not less than $100 million trebled under the antitrust laws plus punitive damages, interest, attorneys fees and costs. In mid-1992, the Company filed its response denying all allegations. The Company's motion for summary judgment, filed on March 31, 1994, was denied on April 18, 1996. The trial in this matter, previously set for December 1997, has been postponed to a date to be determined in 1998. Management believes that the ultimate outcome of this matter will not be material to the Company's financial position, results of operations or cash flows.


Other Matters

As previously reported, the satellite has, in the past, experienced certain technological anomalies, most significantly with respect to its eastern beam. On August 1, 1996, the Company reached a resolution of the claims under its satellite insurance contracts and policies and received proceeds in the amount of $66.0 million which were used to repay the Working Capital Facility and portions of the Term Loan Facility and the Vendor Financing. Based on certain engineering studies and the design of the satellite, the Company believes that the insurance proceeds reflected the actual cost of damage sustained to the satellite, and, as a result, the carrying value of the satellite was reduced by the net insurance proceeds, which resulted in a reduction of future depreciation charges beginning in the third quarter of 1996. There can be no assurance that the satellite will not experience subsequent anomalies that could adversely impact the Company's financial condition, results of operations and cash flows.

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

14. SUPPLEMENTAL CASH FLOW INFORMATION


                                                                                          Years Ended December 31
(in thousands)                                                                       1997          1996           1995

Noncash investing and financing activities:
Leased asset and related obligations                                                 $182          $284         $1,351
Issuance of Common Stock purchase warrants                                         12,490        21,253             --
Issuance of Common Stock upon exercise of Common
  Stock purchase warrants                                                              --           845             --
Vendor financing for property under construction                                       --            --          7,561
Vendor financing for property in service                                               --         2,440          4,560
Issuance of Common Stock under the Defined Contribution Plan                          349           411            329
Net assets acquired as a result of Business Acquisition (Note 12)                      --         3,488             --


NOTE 15 - SUBSEQUENT EVENTS

During the first quarter of 1998, the Company entered into a series of transactions. These transactions, some of which contain certain contingencies to closing, include the acquisition of ARDIS and related $335 million financing; the restructuring of the Bank Financing; and a commitment by Motorola to provide the Company with up to $10 million of vendor financing related to the build out of the ARDIS network.


Stock Purchase Agreement and Related Financing

As discussed in Note 1, on December 31, 1997, the Company entered into a Stock Purchase Agreement with Motorola for the acquisition of ARDIS, a Motorola subsidiary that owns and operates a two-way wireless data communications network. Subject to certain post-acquisition purchase price reduction provisions, the Company would acquire ARDIS for a purchase price of $50 million in cash and $50 million in the Company's stock and warrants. The transaction was subject to certain governmental approvals, including FCC approvals to transfer the ARDIS licenses to the Company, and was subject to the completion of a financing by the Company in an amount sufficient to fund the transactions contemplated under the Stock Purchase Agreement. On March 3, 1998, the FCC granted consent to consummate the Acquisition, and on March 31, 1998, the Acquisition was consummated.


$335 Million Unit Offering

In connection with the Acquisition, the Company formed a new wholly-owned subsidiary ("Acquisition Company") to hold the stock of all current wholly-owned operating subsidiaries, acquire ARDIS, and issue $335 million of Units consisting of 12 1/4% Senior Notes due 2008 of Acquisition Company, and Warrants to purchase shares of Common Stock of the Company. Each Unit consists of $1,000 principal amount of Notes and one Warrant to purchase 3.75749 shares of Common Stock at an exercise price of $12.51 per share. A portion of the net proceeds of the sale of the Units were used to finance the Acquisition. The Notes are fully guaranteed by American Mobile Satellite Corporation. The terms of the Notes require that the Company purchase a portfolio of U.S. government securities (approximately $113 million), which will provide funds sufficient to pay in full when due the first six scheduled semi-annual interest payments on the Notes. The Company intends to use the remaining proceeds from the Notes to fund certain required escrows, repay the Bridge Loan, repay certain deferred obligations, pay expenses associated with the Acquisition and the $335 Million Unit Offering, to repay the Revolving Credit Facility under the Bank Financing, and for working capital requirements.


New Bank Financing

In connection with the Acquisition, the Company, the Acquisition Company and its subsidiaries restructured the existing $200 million Bank Financing to provide for the New Bank Financing: (i) the Revolving Credit Facility, a $100 million unsecured five-year reducing revolving credit facility, and (ii) the Term Loan Facility, a $100 million five-year, term loan facility with up to three additional one-year extensions subject to the lenders' approval. The Revolving Credit Facility will be the obligation of Acquisition Company and will rank pari passu with the Notes. The Term Loan Facility will be the obligation of American Mobile Satellite Corporation and is secured by the stockholdings of the Company, principally its stockholdings in AMRC and the Acquisition Company, and will be effectively subordinated to the Revolving Credit Facility and the Notes. The New Bank Financing is severally guaranteed by Hughes, Singapore Telecom and Baron Capital Partners, L.P. (the "Bank Facility Guarantors"). The Banks' placement fee for the New Bank Financing is approximately $500,000.

The Revolving Credit Facility bears an interest rate, generally, of 50 basis points above LIBOR and is unsecured, with a negative pledge on the assets of the Acquisition Company and its subsidiaries ranking pari passu with the Notes. The Revolving Credit Facility will be reduced $10 million each quarter, beginning with the quarter ending June 30, 2002, with the balance due on maturity of March 31, 2003. Certain proceeds received by the Acquisition Company would be required to repay and reduce the Revolving Credit Facility, unless otherwise waived by the Banks and the Bank Facility Guarantors: (1) 100% of excess cash flow obtained by the Acquisition Company; (2) the first $25.0 million net proceeds of the lease or sale of MSAT-2 received by the Acquisition Company, and thereafter 75% of the remaining proceeds received from such lease or sale (the remaining 25% may be retained by the Acquisition Company for business operations); (3) 100% of the proceeds of any other asset sales by the Acquisition Company; (4) 50% of the net proceeds of any offerings of the Acquisition Company's equity (the remaining 50% to be retained by the Acquisition Company for business operations); and (5) 100% of any major casualty proceeds. At such time as the Revolving Credit Facility is repaid in full, and subject to satisfaction of the restrictive payments provisions of the Notes, any prepayment amounts that would otherwise have been used to prepay the Revolving Credit Facility will be dividended to the Company.

The Term Loan Facility bears an interest rate, generally, of 50 basis points above LIBOR and is secured by the assets of the Company, principally its stockholdings in AMRC and the Acquisition Company. The Term Loan Agreement does not include any scheduled amortization until maturity, but does contain certain provisions for prepayment based on certain proceeds received by the Company, unless otherwise waived by the Banks and the Bank Facility Guarantors: (1) 100% of excess cash flow obtained by the Company; (2) the first $25.0 million net proceeds of the lease or sale of MSAT-2 received by the Company, and thereafter 75% of the remaining proceeds received from such lease or sale (the remaining 25% to be retained by the Acquisition Company for business operations); (3) 100% of the proceeds of any other asset sales by the Company; (4) 50% of the net proceeds of any equity offerings of the Company (the remaining 50% to be retained by the Company for business operations); and (5) 100% of any major casualty proceeds of the Company. To the extent that the Term Loan Facility is repaid, the aforementioned proceeds that would otherwise have been used to repay the Term Loan Facility will be used to repay and reduce the commitment under the Revolving Credit Facility.


The Guarantees

In connection with the New Bank Financing, the Bank Facility Guarantors have agreed to extend separate guarantees of the obligations of each of the Acquisition Company and the Company to the Banks, which on a several basis aggregate to $200 million. In their agreement with each of the Acquisition Company and the Company (the "Guarantee Issuance Agreement"), the Bank Facility Guarantors have agreed to make their guarantees available for the New Bank Financing. The Guarantee Issuance Agreement will include certain additional agreements of the Acquisition Company and of the Company including with respect to financial performance of the Acquisition Company relating to the ratio of debt to EBITDA and service revenue, which, if not met, could, if not waived, limit the Acquisition Company's ability to draw down on additional amounts under the Revolving Credit Facility and result in a default under the New Bank Financing beginning in 1999. In exchange for the additional risks undertaken by the Bank Facility Guarantors in connection with the New Bank Financing, the Company has agreed to compensate the Bank Facility Guarantors, principally in the form of 1 million additional warrants and repricing and extending the expiration date of 5.5 million warrants previously issued (together, the "New Guarantee Warrants"). The New Guarantee Warrants will be on terms substantially similar, including with regard to pricing, as those issued as part of the Units.

Further, in connection with the Guarantee Issuance Agreement, the Company has agreed to reimburse the Bank Facility Guarantors in the event that the Guarantors are required to make payment under the Revolving Credit Facility guarantees, and, in connection with this Reimbursement Commitment has provided the Bank Facility Guarantors a junior security interest with respect to the assets of the Company, principally its stockholdings in AMRC and the Acquisition Company.


Motorola Vendor Financing

Motorola has agreed to provide the Acquisition Company with up to $10.0 million of vendor financing (the "Vendor Financing Commitment"), which will be available to finance up to 75% of the purchase price of additional network base stations. Loans under this facility will bear interest at a rate equal to LIBOR plus 7.0% and will be guaranteed by the Company and each subsidiary of the Acquisition

Company. The terms of such facility will require that amounts borrowed be secured by the equipment purchased therewith. This commitment is subject to customary conditions, including due diligence, and there can be no assurance that the facility will be obtained by the Acquisition Company on these terms or at all.




NOTE 16 - FINANCIAL STATEMENTS OF SUBSIDIARIES

In connection with the Acquisition and related financing discussed in Note 15, the Company formed a new wholly-owned subsidiary, AMSC Acquisition Company, Inc. The Company intends to transfer all of its rights, title and interests in AMSC Subsidiary Corporation, American Mobile Satellite Sales Corporation, and AMSC Sales Corp. Ltd. (together, "American Mobile Subsidiaries") to AMSC Acquisition Company, Inc.

AMSC Acquisition Company, Inc. will be the acquirer of ARDIS and the issuer of the $335 million of Senior Notes. American Mobile Satellite Corporation ("Parent") will guarantee the Senior Notes. The Senior Notes will contain covenants that, among other things, limit the ability of AMSC Acquisition
Company, Inc. to incur additional indebtedness, pay dividends or make other distributions, repurchase any capital stock or subordinated indebtedness, make certain investments, create certain liens, enter into certain transactions with affiliates, sell assets, enter into certain mergers and consolidations, and enter into sale and leaseback transactions.

The combined condensed financial statements of American Mobile Subsidiaries are set forth below.

                          American Mobile Subsidiaries
                           Combined Statements of Loss
                             (dollars in thousands)
              for the years ended December 31, 1997, 1996, and 1995


                                                     Years Ended December 31

                                              1997          1996         1995


REVENUES

       Services                             $20,684        $9,201      $6,873
       Sales of equipment                    23,530        18,529       1,924
                                             ------        -------     ------

       Total Revenues                        44,214        27,730       8,797


COSTS AND EXPENSES:

       Cost of service and operations        31,959        30 471      23,863
       Cost of equipment sold                40,335        31,903       4,676
       Sales and advertising                 12,030        24,541      22,683
       General and administrative            14,890        16,212      17,285
       Depreciation and amortization         44,535        45,496      11,568
                                             ------        ------      ------

       Operating Loss                       (99,535)     (120,893)    (71,278)


INTEREST AND OTHER  INCOME                    1,122           552       1,242
INTEREST EXPENSE                            (51,153)      (44,636)     (3,305)
                                            --------      --------     -------

NET LOSS                                  $(149,566)    $(164,977)   $(73,341)
                                           =========      ========     =======

                          American Mobile Subsidiaries
                             Combined Balance Sheets
                             (dollars in thousands)
                        as of December 31, 1997 and 1996

ASSETS                                                1997           1996


CURRENT ASSETS:

      Cash and cash equivalents                      $2,106         $2,182
      Inventory                                      40,321         38,034
      Prepaid in-orbit insurance                      4,564          5,080
      Accounts receivable-trade, net
        of allowance for doubtful accounts            8,140          6,603
      Other current assets                            9,608         14,247
                                                      -----         ------
             Total current assets                    64,739         66,146

PROPERTY AND EQUIPMENT - NET                        250,335        287,127

DEFERRED CHARGES AND OTHER ASSETS:                   36,722         33,264
                                                     ------         ------

             Total assets                          $351,796       $386,537
                                                    =======        =======
LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:

      Accounts payable and accrued expenses         $35,825        $42,612
      Obligations under capital leases due
        within one year                                 798          3,931
      Current portion of long-term debt              15,254         11,113
      Other current liabilities                       7,520             --
                                                      -----         ------
             Total current liabilities               59,397         57,656


DUE TO PARENT                                       441,836        400,831



LONG-TERM LIABILITIES:

      Obligations under Bank Financing              198,000        127,000
      Capital lease obligations                       3,147          2,557
      Net assets acquired in excess
        of purchase price (Note 12)                   2,725          3,395
      Other long-term liabilities                     2,011            852
                                                    -------        -------

             Total long-term liabilities            205,883        133,804
                                                    -------        -------

             Total liabilities                      707,116        592,291
                                                    -------        -------

STOCKHOLDERS' EQUITY:                              (355,320)     (205,754)
                                                    -------       -------

             Total liabilities and
               stockholders' equity                $351,796       $386,537
                                                   ========       ========


                          American Mobile Subsidiaries
                   Combined Statements of Stockholders' Equity
                             (dollars in thousands)
          for the period from January 1, 1995 through December 31, 1997




                                      Total


BALANCE, December 31, 1994                                           $   32,564
    Net Loss                                                            (73,341)
                                                                        --------
BALANCE, December 31, 1995                                              (40,777)
    Net Loss                                                           (164,977)
                                                                        --------
BALANCE, December 31, 1996                                             (205,754)
    Net Loss                                                           (149,566)
                                                                        --------
BALANCE, December 31, 1997                                           $ (355,320)
                                                                       =========

                          American Mobile Subsidiaries
                        Combined Statements of Cash Flows
                             (dollars in thousands)
              for the years ended December 31, 1997, 1996, and 1995


                                                                   Years Ended December 31
                                                          ------------------------------------------
                                                               1997          1996          1995

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      $(149,566)     $(164,977)    $(73,341)
Adjustments to reconcile net loss to net cash used in
operating activities:
             Amortization of debt discount                        9,350          5,721           --
             Depreciation and amortization                       44,535         45,413       11,568
             Changes in assets and liabilities:
                 Inventory                                       (2,287)       (27,482)     (10,438)
                 Prepaid in-orbit insurance                         516           (257)      (4,823)
                 Trade accounts receivable                       (1,537)        (5,229)         218
                 Other current assets                             4,639          1,970       (5,280)
                 Accounts payable and accrued expenses           (5,844)         1,668       23,414
                 Deferred trade payables                         11,685             --           --
                 Deferred items - net                             8,038          1,347       (1,730)
                                                                  -----          -----       -------

Net cash used in operating activities                           (80,471)      (141,826)     (60,412)
                                                                --------      ---------     --------


CASH FLOWS FROM INVESTING ACTIVITIES:
Insurance proceeds applied to equipment in service                   --         66,000           --
Additions to property and equipment                              (8,598)       (14,054)     (83,776)
Purchases of short-term investments                                  --         (1,000)          --
Deferred charges and other assets                                    --             --         (169)
                                                                 ------         ------      --------

Net cash provided by (used in) investing activities              (8,598)        50,946      (83,945)
                                                                -------        ------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Funding from Parent                                              28,220         29,485      164,835
Principal payments under capital leases                          (2,576)        (3,994)        (538)
Proceeds from short-term borrowings                                  --         70,000           --
Payments on short-term borrowings                                    --        (70,000)          --
Proceeds from Bank Financing                                     71,000        127,000           --
Proceeds from debt issuance                                          --          1,700        7,630
Payments on long-term debt                                       (6,180)       (59,190)     (28,486)
Debt issuance costs                                              (1,471)       (10,803)      (1,081)
                                                                 -------       --------      -------

Net cash provided by (used in) financing activities              88,993         84,198      142,360

Net decrease in cash and cash equivalents                           (76)        (6,682)      (1,997)

CASH AND CASH EQUIVALENTS, beginning of period                    2,182          8,864       10,861
                                                                  -----          -----       ------
CASH AND CASH EQUIVALENTS, end of period                         $2,106         $2,182       $8,864
                                                                 ======         ======       ======


                      QUARTERLY FINANCIAL DATA (unaudited)
                (dollars in thousands, except for per share data)


                                                         1997-quarters                                     1996-quarters
                                      1st         2nd         3rd          4th         1st          2nd         3rd          4th
                                      ---         ---         ---          ---         ---          ---         ---          ---
Revenues                            $8,685      $10,753     $10,795      $13,981     $4,369       $6,749      $7,405       $9,207
Operating expenses(1)               32,341       32,420      30,617       46,231     31,371       45,747      33,914       36,737
Loss from operations               (23,656)     (21,667)    (19,822)     (32,250)   (27,002)     (38,998)    (26,509)     (27,530)
Interest and other
  income (expense)                  (3,425)      (5,175)     (6,442)      (6,770)    (2,875)      (4,511)     (3,493)      (3,720)
Net Loss                           (27,081)     (26,842)    (26,264)     (39,020)   (29,877)     (43,509)    (30,002)     (31,250)
Net loss per common share (2)       $(1.08)      $(1.07)     $(1.04)      $(1.55)    $(1.20)      $(1.74)     $(1.20)      $(1.24)


Weighted-average common shares
outstanding during the
  period (000s)                     25,109       25,120      25,145       25,151     24,995       25,012      25,065       25,092

Market price per share (3)
   High                             $14.75       $12.13      $10.88       $10.75     $33.25       $20.00      $17.50       $14.62
   Low                               $9.37        $8.50       $6.23        $6.28     $16.00       $15.00      $10.75        $9.25




(1) Operating expenses include charges of approximately $12 million in the fourth quarter of 1997 and $11.1 million in the second quarter of 1996 related to the realizability of the Company's inventory investment.

(2) Loss per share calculations for each of the quarters are based on the weighted average number of shares outstanding for each of the periods, and the sum of the quarters may not necessarily be equal to the full year loss per share amount.

(3) The Company's Common Stock is listed under the symbol SKYC on the Nasdaq National Market System. The Company's Common Stock was not publicly traded prior to December 14, 1993. The quarterly high and low sales price represents the closing price in the Nasdaq National Market System. The quotations represent inter-dealer quotations, without retail markups, markdowns or commissions, and may not necessarily represent actual transactions. As of February 28, 1998, there were 251 stockholders of record of the Company's Common Stock.

Selected Financial Data

Set forth below is the selected financial data for the Company for the five fiscal years ended December 31, 1997:



(dollars in thousands, except for per share data)
                                                         1997          1996             1995          1994           1993
                                                         ----          ----             ----          ----           ----
Revenues                                               $44,214       $27,730           $8,797        $5,240           $852
Net Loss                                             $(119,207)    $(134,638)        $(66,917)     $(21,103)      $(25,180)
Net Loss per Common Share                               $(4.74)       $(5.38)          $(2.69)       $(0.86)        $(2.49)
Dividends on Common Stock (1)                             None          None             None          None           None
Consolidated Balance Sheet Data:
Cash and Cash Equivalents                               $2,106        $2,182           $8,865      $137,287       $243,060
Property Under Construction                                 --            --               --       263,505        204,740
Total Assets                                           311,447       350,173          398,351       448,674        460,382
Current Liabilities                                     59,433        57,669          104,772        37,251         36,309
Long-Term Obligations                                  205,883       133,804            6,052        59,879         56,703
Stockholders' Equity                                    46,131       158,700          287,527       351,544        367,370


(1) The Company has paid no dividends on its Common Stock since inception and does not plan to pay dividends on its Common Stock in the foreseeable future. In addition, the payment of dividends is subject to restrictions described in Note 7 to the financial statements and discussed in Management's Discussion and Analysis.

 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To American Mobile Satellite Corporation

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of American Mobile Satellite Corporation and Subsidiaries (a Delaware corporation) included in this Form 10-K and have issued our report thereon dated March 31, 1998. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




/s/ Arthur Andersen LLP
Washington, D.C.
March 31, 1998

                                                                      SCHEDULE I

                      AMERICAN MOBILE SATELLITE CORPORATION

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              (Parent Company Only)

                            Condensed Balance Sheets




                                                                              December 31,
                                                                               1997              1996
                                                                        (in thousands of dollars)
ASSETS
Investment in and amounts due from  subsidiaries                          $  46,168            $158,713
                                                                          ---------            --------
Total assets                                                              $  46,168            $158,713
                                                                          =========            ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                                           $37                 $13
                                                                                ---                 ---
Stockholders' Equity
  Preferred Stock                                                                --                  --
  Common Stock                                                                  252                 251
  Additional paid-in capital                                                451,892             451,259
  Common stock purchase warrants                                             36,338              23,848
  Unamortized stock purchase warrants                                       (23,586)            (17,100)
  Accumulated loss                                                         (418,765)           (299,558)
                                                                           ---------           ---------
Total Stockholders' Equity                                                   46,131             158,700
                                                                             ------             -------
Total Liabilities and Stockholders' Equity                                $  46,168            $158,713
                                                                          =========            ========

The accompanying notes are an integral part of this condensed financial information.

                                                                      SCHEDULE I

                      AMERICAN MOBILE SATELLITE CORPORATION

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              (Parent Company Only)

                          Condensed Statements of Loss


                                                                                      For the Years Ended December 31,
                                                                                 1997             1996                1995
                                                                                 ----             ----                ----
Management fees from wholly-owned subsidiary                                   $1,200           $1,200              $1,200
                                                                               ------           ------              ------
Operating Expenses
          Engineering operations                                                   --               --                  87
          Sales and marketing                                                      36               --                  91
          General and administrative                                            1,129            2,452                 595
                                                                                -----            -----                ----
          Total operating expenses                                              1,165            2,452                 773
                                                                                -----            -----                ----

Income (loss) from operations                                                      35           (1,252)                427
Interest income                                                                    --               --               3,258
Interest expenses                                                              (6,005)          (1,900)                 --
Equity loss in AMRC                                                            (1,301)              --                  --
                                                                             ---------        ---------          ---------
(Loss) income before net loss of Acquisition Company                           (7,271)          (3,152)              3,685
          Net loss of Acquisition Company - Note A                           (111,936)        (131,486)            (70,602)
                                                                             ---------        ---------            --------
Net Loss                                                                    $(119,207)       $(134,638)           $(66,917)
                                                                            ==========       ==========          ==========

The accompanying notes are an integral part of this condensed financial information.

                                                                      SCHEDULE I

                      AMERICAN MOBILE SATELLITE CORPORATION

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              (Parent Company Only)

                       Condensed Statements of Cash Flows


                                                                             For the Years Ended December 31,
                                                                        1997             1996               1995
                                                                        ----             ----               ----
Cash Provided from Operating Activities                               $   59            $1,424              $5,067
Investing Activities
         Advances to and investment in subsidiaries                     (343)           (2,672)           (162,778)
         Sales of short-term investments, net                             --                --              28,717
                                                                      ------           -------            --------
Cash (used in) investing activities                                     (343)           (2,672)           (134,061)
Financing Activities
         Proceeds from sale of Common Stock                              284             1,248               2,569
                                                                       -----             -----               -----

Cash Provided by Financing Activities                                    284             1,248               2,569
                                                                       -----             -----               -----
(Decrease) increase for the period                                        --                --            (126,425)
Beginning of period                                                       --                --             126,425
                                                                       -----             -----               -----
End of period                                                         $   --           $    --            $     --
                                                                      ======           =======            ========


The accompanying notes are an integral part of this condensed financial information.

                                                                      SCHEDULE I

                      AMERICAN MOBILE SATELLITE CORPORATION

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              (Parent Company Only)

                     Notes to Condensed Financial Statements

The condensed financial information should be read in conjunction with the consolidated financial statements.

Note A -- Background and Basis of Presentation

American Mobile Satellite Corporation (with its subsidiaries, "American Mobile" or the "Company") was incorporated on May 3, 1988, by eight of the initial applicants for the mobile satellite services license, following a determination by the Federal Communications Commission ("FCC") that the public interest would be best served by granting the license to a consortium of all willing, qualified applicants. The FCC has authorized American Mobile to construct, launch, and operate a mobile satellite services system (the "Satellite Network ") to provide a full range of mobile voice and data services via satellite to land, air and sea-based customers in a service area consisting of the continental United States, Alaska, Hawaii, Puerto Rico, the U.S. Virgin Islands, U.S. coastal waters, international waters and airspace and any foreign territory where the local government has authorized the provision of service. In March 1991, American Mobile Satellite Corporation transferred the mobile satellite services license ("MSS license") to a wholly owned subsidiary, American Mobile Subsidiary Corporation ("AMSC Subsidiary"). On April 7, 1995, the Company successfully launched its first satellite ("MSAT-2"), from Cape Canaveral, Florida.

In late 1996, the Company expanded its mobile data business through the acquisition of Rockwell International Corporation's ("Rockwell") dual mode mobile messaging and global positioning and monitoring service for commercial trucking fleets. Rockwell was a private network customer of the Company which had purchased capacity from the Company on MSAT-2.

On December 31, 1997, the Company entered into a Stock Purchase Agreement (the "Purchase Agreement") with Motorola, Inc. ("Motorola"), for the acquisition (the "Acquisition") of ARDIS Company ("ARDIS"), a wholly-owned subsidiary of Motorola that owns and operates a two-way wireless data communications network. Subject to certain purchase price adjustment provisions, the Company will acquire ARDIS for a purchase price of $50 million in cash and $50 million in the Company's Common Stock and warrants (the "Purchase Price"). The Company, through the acquisition of ARDIS, intends to create a nationwide provider of wireless communications services, including data, dispatch, and voice services, primarily to business customers in the United States.

On October 16, 1997, American Mobile Radio Corporation, an indirect subsidiary of American Mobile through its subsidiary AMRC Holdings, Inc. (together with American Mobile Radio Corporation, "AMRC"), was awarded a license by the FCC to provide satellite-based Digital Audio Radio Service ("DARS") throughout the United States, following its successful $89.9 million bid at auction on April 2,

1997. American Mobile has entered into an agreement with WorldSpace, Inc. ("WorldSpace"), by which WorldSpace has acquired a 20% participation in AMRC. In connection with the DARS auction, AMRC has also arranged for financing of the FCC license fees as well as for initial working capital needs, which financing has included the issuance of options. AMRC has and will continue to receive funding for this business from an independent source in exchange for debt and an equity interest in AMRC. Accordingly, it is not expected that the development of this business will have a material impact on the Company's financial position, results of operations, or cash flows.

In the parent Company-only financial statements, the Company's investment in subsidiaries is stated at cost less losses of subsidiaries. The net loss of subsidiaries is included in these financial statements using the equity method. The parent Company-only statements exclude inter-company interest. The Company has entered into various transactions with its subsidiaries which are eliminated in the December 31, 1997 audited consolidated financial statements and are summarized as follows:

                                     1997              1996                1995
Investment in and amounts
    due from subsidiaries          $46,167          $158,713            $287,527
Management fees                      1,200             1,200               1,200
Interest income                     29,520            29,485              23,445

Note B -- Investment in Subsidiaries

As stated in Note A, the Company records its investment in subsidiaries on the equity method. In connection with the Acquisition, the Company formed a new wholly-owned subsidiary ("Acquisition Company") to hold the stock of all current wholly-owned operating subsidiaries. The Acquisition Company has six wholly-owned subsidiaries. Additionally, the Company has an equity investment in AMRC. The recoverability of such investment is subject to the risks associated with expanding a developing business, including successfully integrating ARDIS. Specifically, future operating results will be subject to significant business, economic, regulatory, technical, and competitive uncertainties and contingencies. Depending on their extent and timing, these factors, individually or in the aggregate, could have an adverse effect on the Subsidiaries' financial condition and future results of operations.

Adequate liquidity and capital are critical to the ability of the Acquisition Company to continue as a going concern and to fund subscriber acquisition programs necessary to reach cash positive and profitable operations. The Acquisition Company expects to continue to make significant capital outlays for the foreseeable future to fund interest expense, capital expenditures and working capital prior to the time that it begins to generate positive cash flow from operations and for the foreseeable future thereafter. The Acquisition Company currently believes that the net proceeds from the sale of the $335 million in Notes and warrants, together with the borrowings under the $200 million New Bank Financing, the Motorola financing, and the proceeds from the Satellite Lease Agreement (all discussed below) will be sufficient to meet the Acquisition Company's currently anticipated capital expenditures, operating losses, working capital and debt service requirements through 1998 and beyond.

However, if the Acquisition Company's cash flows from operations are less than projected, the Acquisition Company may not meet its financial performance agreements under the Guaranty Issuance Agreement and, if such conditions are not met or waived, the Acquisition Company would not have access to additional funds under the Revolving Credit Facility. In addition, even in the event that the Acquisition Company has access to such funds, it may require additional debt or equity financing in amounts that could be substantial. The type, timing and terms of financing selected by the Acquisition Company will be dependent upon the Acquisition Company's cash needs, the availability of other financing sources and the prevailing conditions in the financial markets. There can be no assurance that any such sources will be available to the Acquisition Company at any given time or as to the favorableness of the terms on which such sources may be available.

In connection with the ARDIS Acquisition, the Company raised $335 million in cash proceeds from the private issuance of units ("Units") consisting of 12 1/4 % Senior Notes ("Notes") due 2008 and one warrant to purchase 3.75749 shares of Common Stock of the Company for each $1,000 principal amount of Notes. The Notes are fully guaranteed by American Mobile Satellite Corporation. Additionally, the existing Bank Financing was restructured. The New Bank Financing of $200 million will consist of a $100 million unsecured five-year reducing Revolving Credit Facility maturing March 31, 2003 and a $100 million five-year Term Loan Facility with up to three additional one-year extensions subject to lender approval. The Revolving Credit Facility will be the obligation of Acquisition Company and will rank pari passu with the Notes. The Term Loan Facility will be the obligation of American Mobile Satellite Corporation and is secured by the stockholdings of the Company, principally its stockholdings in AMRC and the Acquisition Company, and will be effectively subordinated to the Revolving Credit Facility and the Notes. The New Bank Financing is severally guaranteed by Hughes Electronics Corporation ("Hughes"), Singapore Telecommunications Ltd. ("Singapore Telecom") and Baron Capital Partners, L.P. (the "Bank Facility Guarantors"). Additionally, Motorola has agreed to provide the Company with up to $10 million of vendor financing (the "Vendor Financing Commitment"), which will be available to finance up to 75% of the purchase price of additional base stations needed to meet ARDIS' buildout requirements under certain customer contracts. Loans under this facility will bear interest at a rate equal to LIBOR plus 7.0%. This commitment is subject to customary conditions, including due diligence, and there can be no assurance that the facility will be obtained by Acquisition Company on these terms or at all.

On December 4, 1997, the Company and one of its wholly-owned subsidiaries (AMSC Subsidiary) entered into two simultaneous transactions. The Company agreed with TMI to acquire a one-half ownership interest in TMI's satellite, MSAT-1, at a cost of $60 million payable in equal installments over a five-year period (the "Satellite Purchase Agreement"); certain additional payments to TMI are contemplated in the event that additional benefits are realized by the Company. Simultaneously, the Company entered into an agreement (the "Satellite Lease Agreement") with African Continental Telecommunications Ltd. ("ACTEL"), for the lease of MSAT-2, for deployment over sub-Saharan Africa. The five-year lease provides for aggregate lease payments to the Company of $182.5 million. The lease includes a renewal option through the end of the life of MSAT-2, on the same lease terms, at ACTEL's election exercisable 2 1/2 years prior to the end of the initial lease term. Closing under the Satellite Purchase Agreement and Satellite Lease Agreement is subject to a number of conditions. It is anticipated that the closing under both leasing agreements will occur simultaneously in the spring of 1998.

Note C -- Guarantee

The Company has guaranteed various obligations of Acquisition Company. These guaranteed obligations include amounts borrowed under the New Bank Financing, ground segment financing agreements and obligations of Acquisition Company and its subsidiaries under an office lease agreement and various capital equipment leases.


Note D -- Legal Matters

In 1992, a former director of American Mobile filed an Amended Complaint against the Company alleging violations of the Communications Act of 1934, as amended, and of the Sherman Act and breach of contract. The suit seeks damages for not less than $100 million trebled under the antitrust laws plus punitive damages, interest, attorneys fees and costs. In mid-1992, the Company filed its response denying all allegations. The Company's motion for summary judgment, filed on March 31, 1994, was denied on April 18, 1996. The trial in this matter, previously set for December 1997, has been postponed to a date to be determined in 1998. Management believes that the ultimate outcome of this matter will not be material to the Company's financial position, results of operations or cash flows.