Form 10-K/A
period 1997-12-31
AMERICAN MOBILE SATELLITE CORP
filed 1998-04-15
CIK 913665

The following items were the subject of a
                                            Form 12b-25 and are included herein:
                                                   Item 14, Financial Statements
                                                          of AMRC Holdings, Inc.

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997
                         Commission file number 0-23044

                      AMERICAN MOBILE SATELLITE CORPORATION
             (Exact name of registrant as specified in its charter)

               DELAWARE                                      93-0976127
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                      Identification No.)

       10802 Parkridge Boulevard
              Reston, VA                                     20191-5416
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

         The  aggregate   market  value  of  shares  of  Common  Stock  held  by
non-affiliates at March 27, 1998 was approximately $142,757,227.

         Number  of  shares  of Common  Stock  outstanding  at  March 27,  1998:
25,176,726.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------
Certain information in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders is incorporated by reference in Part III of this Form 10-K.

                      AMERICAN MOBILE SATELLITE CORPORATION
                      -------------------------------------
                                   Form 10-K/A
                         -------------------------------


This amendment on Form 10-K/A is being filed solely to file audited supplemental financial statements for the Company's unconsolidated subsidiary, AMRC Holdings, Inc.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


(1)      1.  Financial Statements.

The  following   consolidated  financial  statements  of  the  Company  and  its subsidiaries are included in a separate section of this Annual Report on Form 10-K commencing on the page numbers specified below:


INDEX

Management's Discussion and Analysis of Financial Condition
          and Results of Operations..........................................F-1

Report of Independent Public Accountants....................................F-11

Consolidated Statements of Loss.............................................F-12

Consolidated Balance Sheets.................................................F-13

Consolidated Statements of Stockholders' Equity.............................F-14

Consolidated Statements of Cash Flows.......................................F-15

Notes to Consolidated Financial Statements..................................F-16

Quarterly Financial Data....................................................F-38

Selected Financial Data.....................................................F-39

AMRC Holdings, Inc. and Subsidiary Audited Financial Statements.............F-40

Notes to Consolidated Financial Statements of AMRC Holdings, Inc.
          and subsidiary....................................................F-46



(2)      Exhibits

         23.3. Consent of KPMG Peat Marwick LLP.

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

Date:   April 15, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Gary M. Parsons             Chief Executive Officer            April 15, 1998
------------------             Chairman of the Board
Gary M. Parsons                (principal executive officer)


/s/Stephen D. Peck             Vice President and Chief           April 15, 1998
------------------             Financial Officer
Stephen D. Peck                (principal financial and
                               accounting officer)


/s/Douglas I. Brandon          Director                           April 15, 1998
---------------------
Douglas I. Brandon


                               Director                           April 15, 1998
---------------------
Steven D. Dorfman


s/Ho Siaw Hong                 Director                           April 15, 1998
--------------
Ho Siaw Hong


/s/Billy J. Parrott            Director                           April 15, 1998
-------------------
Billy J. Parrott


                               Director                           April 15, 1998
---------------------
Andrew A. Quartner


/s/Jack A. Shaw                Director                           April 15, 1998
---------------
Jack A. Shaw


/s/Roderick M. Sherwood, III   Director                           April 15, 1998
----------------------------
Roderick M. Sherwood, III

/s/Michael T. Smith            Director                           April 15, 1998
-------------------
Michael T. Smith


/s/Yap Chee Keong              Director                           April 15, 1998
-----------------
Yap Chee Keong


/s/Albert L. Zesiger           Director                           April 15, 1998
--------------------
Albert L. Zesiger

                                      INDEX


Management's Discussion and Analysis of Financial Condition
          and Results of Operations..........................................F-1

Report of Independent Public Accountants....................................F-11

Consolidated Statements of Loss.............................................F-12

Consolidated Balance Sheets.................................................F-13

Consolidated Statements of Stockholders' Equity.............................F-14

Consolidated Statements of Cash Flows.......................................F-15

Notes to Consolidated Financial Statements..................................F-16

Quarterly Financial Data....................................................F-38

Selected Financial Data.....................................................F-39

AMRC Holdings, Inc. and Subsidiary Audited Financial Statements.............F-40

Notes to Consolidated Financial Statements of AMRC Holdings, Inc.
          and subsidiary....................................................F-46

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                 ---------------------------------------------

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

American Mobile Satellite Corporation was incorporated in May 1988 and, until 1996, was a development stage company, engaged primarily in the design, development, construction, deployment and financing of a mobile satellite communication system. On December 31, 1997, the Company entered into a Stock Purchase Agreement (the "Purchase Agreement") with Motorola, Inc. ("Motorola"), for the acquisition (the "Acquisition") of ARDIS Company ("ARDIS"), a wholly-owned subsidiary of Motorola that owns and operates a two-way wireless data communications network. On March 3, 1998, the FCC granted consent to consummate the Acquisition. On March 31, 1998, the Acquisition and related financing were completed. See "Liquidity and Capital Resources." With the acquisition of ARDIS, the Company becomes a leading provider of nationwide wireless communications services, including data, dispatch and voice services, primarily to business customers in the United States. The Company will offer a broad range of end-to-end wireless solutions utilizing a seamless network consisting of the nation's largest, most fully-deployed terrestrial wireless data network (the "ARDIS Network") and a satellite in geosynchronous orbit (the "Satellite Network") (together, the "Network").

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


Overview
--------

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

The Company's future operating results could be adversely affected by a number of uncertainties and factors, including (i) the timely completion and deployment of future products and related services, including among other things, availability of mobile telephones, data terminals and other equipment to be used with the Network ("Subscriber Equipment") being manufactured by third parties over which the Company has limited control, (ii) the market's acceptance of the Company's services, (iii) the ability and the commitment of the Company's distribution channels to market and distribute the Company's services, (iv) the Company's ability to modify its organization, strategy and product mix to maximize the market opportunities in light of changes therein, (v) competition from existing companies that provide services using existing communications technologies and the possibility of competition from companies using new
                                       F-2
technology in the future, (vi) capacity constraints arising from the reconfiguration of MSAT-2, subsequent anomalies affecting MSAT-2 and MSAT-1, or the power management recommendation affecting both MSAT-2 and MSAT-1 previously reported, (vii) additional technical anomalies that may occur within the Satellite Network, including those relating to MSAT-1 and MSAT-2, which could impact, among other things, the operation of the Satellite Network and the cost, scope or availability of in-orbit insurance, (viii) subscriber equipment inventory responsibilities and liabilities assumed by the Company including the ability of the Company to realize the value of its inventory in a timely manner,
(ix) the Company's ability to secure  additional  financing as may be necessary,
(x) the Company's ability to respond and react to changes in its business and the industry as a result of being highly leveraged, (xi) the ability of the Company to successfully integrate ARDIS and to achieve certain business synergies, and (xii) the ability of the Company to manage growth effectively.

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


Years Ended December 31, 1997 and 1996
--------------------------------------

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


Recent Financing Activity
-------------------------

$335 Million Unit Offering
--------------------------

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


New Bank Financing
------------------

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


The Revolving Credit Facility
-----------------------------

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


The Term Loan Facility
----------------------

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


The Guarantees
--------------

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

Motorola Vendor Financing
-------------------------

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

Summary of Recent Financing
---------------------------

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


Regulation
----------

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


Accounting Standards
--------------------

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



/s/Arthur Andersen LLP

Washington, D.C.
March 31, 1998

American Mobile Satellite Corporation and Subsidiaries
------------------------------------------------------

Consolidated Statements of Loss (dollars in thousands, except per share data) for the years ended December 31, 1997, 1996, and 1995

                                                                               Years Ended December 31
                                                                       1997             1996              1995
                                                                       ----             ----              ----

REVENUES
         Services                                                     $20,684        $ 9,201        $6,873
         Sales of equipment                                            23,530         18,529         1,924
                                                                       -------        ------         -----

         Total Revenues                                                44,214         27,730         8,797

COSTS AND EXPENSES:
         Cost of service and operations                                31,959         30,471        23,948
         Cost of equipment sold                                        40,335         31,903         4,676
         Sales and advertising                                         12,066         24,541        22,775
         General and administrative                                    14,819         17,464        16,681
         Depreciation and amortization                                 42,430         43,390        11,218
                                                                      -------        -------        ------


         Operating Loss                                               (97,395)      (120,039)      (70,501)

INTEREST EXPENSE                                                      (21,633)       (15,151)         (916)
INTEREST AND OTHER  INCOME                                              1,122            552         4,500
EQUITY IN LOSS OF AMRC                                                 (1,301)            --
                                                                       -------        ------        ------

NET LOSS                                                            ($119,207)     ($134,638)     ($66,917)
                                                                    ==========     ==========     =========

BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK                       ($4.74)        ($5.38)       ($2.69)


WEIGHTED-AVERAGE COMMON SHARES                                         25,131         25,041        24,900
         OUTSTANDING DURING THE PERIOD (000's)


The accompanying notes are an integral part of these consolidated financial statements.

American Mobile  Satellite  Corporation and  Subsidiaries
---------------------------------------------------------
Consolidated  Balance Sheets
(dollars in thousands, except per share data)
as of December 31, 1997 and 1996

ASSETS                                                                                  1997          1996
                                                                                        ----          ----

CURRENT ASSETS:
         Cash and cash equivalents                                                    $2,106        $2,182
         Inventory                                                                    40,321        38,034
         Prepaid in-orbit insurance                                                    4,564         5,080
         Accounts receivable-trade, less allowance for doubtful
            accounts of $1,930 in 1997 and $1,548 in 1996                              8,140         6,603
         Other current assets                                                          9,608        14,247
                                                                                       -----        ------
         Total current assets                                                         64,739        66,146

PROPERTY AND  EQUIPMENT - NET (gross  balances  include  $135,586  and  $134,737 purchased from related parties
         through 1997 and 1996, respectively)                                        233,174       267,863

DEFERRED CHARGES AND OTHER ASSETS:
         (net of accumulated amortization of $14,096 in 1997 and $10,597 in 1996)
         (gross balances include $3,000 paid to related parties in 1996)              13,534        16,164
                                                                                      ------        ------

         Total assets                                                               $311,447      $350,173
                                                                                    ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Accounts payable and accrued expenses                                        35,861       $42,625
         Obligations under capital leases due within one year                            798         3,931
         Current portion of long-term debt                                            15,254        11,113
         Other current liabilities                                                     7,520            --
                                                                                       -----       -------

         Total current liabilities                                                    59,433        57,669

LONG-TERM LIABILITIES:
         Obligations under Bank Financing                                            198,000       127,000
         Capital lease obligations                                                     3,147         2,557
         Net assets acquired in excess of purchase price (Note 12)                     2,725         3,395
         Other long-term debt                                                          1,364            --
         Other long-term liabilities                                                     647           852
                                                                                         ---           ---

         Total long-term liabilities                                                 205,883       133,804
                                                                                     -------       -------

         Total liabilities                                                           265,316       191,473
                                                                                     -------       -------

COMMITMENTS (Note 9 and 10)

STOCKHOLDERS' EQUITY:
         Preferred Stock, par value $0.01: authorized 200,000 shares;
            no shares issued                                                              --            --
         Common Stock, voting, par value $0.01: authorized 75,000,000 shares;
            25,159,311 shares issued and outstanding in 1997
            25,097,577 shares issued and outstanding in 1996                             252           251
         Additional paid-in capital                                                  451,892       451,259
         Common Stock purchase warrants                                               36,338        23,848
         Unamortized guarantee warrants                                              (23,586)      (17,100)
         Retained loss                                                              (418,765)     (299,558)
                                                                                    ---------     ---------
         Total stockholders' equity                                                   46,131       158,700
                                                                                      -------      -------

         Total liabilities and stockholders' equity                                 $311,447      $350,173
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

American Mobile Satellite Corporation and Subsidiaries
------------------------------------------------------

Consolidated Statements of Cash Flows (dollars in thousands) for the years ended
December 31, 1997, 1996, and 1995
Consolidated Statements of Cash Flows (dollars in thousands) for the years ended
December 31, 1997, 1996, and 1995
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

The Company currently believes that the net proceeds from the sale of the $335 million in Notes and warrants, together with the borrowings under the $200 million New Bank Financing (as defined herein), the Motorola financing, and the proceeds from the Satellite Lease Agreement (all discussed below) will be sufficient to meet the Company's currently anticipated capital expenditures, operating losses, working capital and debt service requirements through 1998 and beyond. However, if the Company's cash flows from operations are less than projected, the Company may not meet its financial performance agreements under the Guaranty Issuance Agreement and, if such conditions are not met or waived, the Company would not have access to additional funds under the Revolving Credit Facility. See Note 15. In addition, even in the event that the Company has access to such funds, it may require additional debt or equity financing in amounts that could be substantial. The type, timing and terms of financing selected by the Company will be dependent upon the Company's cash needs, the availability of other financing sources and the prevailing conditions in the financial markets. There can be no assurance that any such sources will be available to the Company at any given time or as to the favorableness of the terms on which such sources may be available.

In connection with the ARDIS Acquisition, the Company raised $335 million in cash proceeds from the private issuance of units ("Units") consisting of 12 1/4% Senior Notes ("Notes") due 2008 and one warrant to purchase 3.75749 shares of Common Stock of the Company for each $1,000 principal amount of Notes, and restructured its existing Bank Financing (the "New Bank Financing"). The New Bank Financing of $200 million will consist of a $100 million unsecured five-year reducing Revolving Credit Facility maturing March 31, 2003 and a $100 million five-year Term Loan Facility with up to three additional one-year extensions subject to lender approval. Additionally, Motorola has agreed to provide the Company with up to $10 million of vendor financing (the "Vendor Financing Commitment"), which will be available to finance up to 75% of the purchase price of additional base stations needed to meet ARDIS' buildout requirements under certain customer contracts. See Note 15.

On December 4, 1997, the Company entered into two simultaneous transactions. The Company agreed with TMI to acquire a one-half ownership interest in TMI's satellite, MSAT-1, at a cost of $60 million payable in equal installments over a five-year period (the "Satellite Purchase Agreement"); certain additional payments to TMI are contemplated in the event that additional benefits are realized by the Company. Simultaneously, the Company entered into an agreement (the "Satellite Lease Agreement") with African Continental Telecommunications Ltd. ("ACTEL"), for the lease of MSAT- 2, for deployment over sub-Saharan Africa. The five-year lease provides for aggregate lease payments to the Company of $182.5 million. The lease includes a renewal option through the end of the life of MSAT-2. Closing under the Satellite Purchase Agreement and Satellite Lease Agreement is subject to a number of conditions. It is anticipated that the closing under both leasing agreements will occur simultaneously in the spring of 1998. See Note 10.


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


Consolidation
-------------

The consolidated financial statements include the accounts of American Mobile and seven of its wholly owned subsidiaries, one of which is inactive. All significant inter-company transactions and accounts have been eliminated. As discussed in Note 1, AMRC was awarded a license to provide digital audio radio service ("DARS") and entered into an agreement with World Space, Inc. ("World Space"), whereby World Space has acquired a 20% participation in AMRC, and the exercise of outstanding issued options could reduce American Mobile's ownership interest in AMRC to 28%. Additionally, the agreement gives WorldSpace certain participative rights which provide for their participation in significant business decisions that would be made in the ordinary course of business; therefore, in accordance with Emerging Issues Task Force ("EITF") No. 96-16, the Company's investment in AMRC is carried on the equity method.

The following represents the unaudited summary financial information of AMRC as of December 31,1997. AMRC had no material activity prior to 1997.

    (In thousands)
    Current assets                $    --
    Noncurrent assets              91,901      Gross sales               $    --
    Current liabilities                --      Operating Expenses          1,110
    Noncurrent liabilities         84,387      Interest expense              518
    Total stockholders' equity      7,514      Net loss                    1,628


Cash and Cash Equivalents
-------------------------

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

As of December 31, 1997, the Company had reserved Common Stock for future issuance as detailed below.


Shares issuable upon exercise of warrants                              6,474,596
Amended and Restated Stock Option Plan for Employees                   3,429,326
Stock Option Plan for Non-Employee Directors                              50,000
Employee Stock Purchase Plan                                             190,137
Defined Contribution Plan                                                103,492
                                                                    ------------
        Total                                                         10,247,551



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


Property and equipment consists of the following:


                                                               December 31
(in thousands)                                            1997            1996
                                                          ----            ----

Space Segment                                           $187,976        $187,386
Ground Segment                                           109,691         104,559
Office equipment and furniture                            19,305          16,684
Mobile Data Communications Service                        21,118          21,014
                                                          ------          ------
                                                         338,090         329,643
Less accumulated depreciation and amortization           104,916          61,780
                                                         -------          ------
Property and equipment, net                             $233,174        $267,863
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



Information regarding the Company's stock option plans is summarized below:


                                                                                                     Weighted Average
                                                                Available            Granted and     Option Price Per
                                                                for Grant            Outstanding          Share

Balance, December 31, 1994                                        349,878                407,776          $18.60
  Additional shares authorized for grant                           50,000                     --              --
  Granted                                                        (275,480)               275,480           16.88
  Exercised and awarded                                                --                (32,026)          16.10
  Forfeited                                                        60,380                (60,380)          18.50
                                                                  -------               --------
Balance, December 31, 1995                                        184,778                590,850           17.94
  Additional shares authorized for grant                        1,241,138                     --              --
  Granted                                                      (1,565,272)             1,565,272           18.37
  Exercised and awarded                                                --                (37,320)          16.41
  Forfeited and canceled                                          623,356               (623,356)          23.23
                                                                 --------              ---------
Balance, December 31, 1996                                        484,000              1,495,446           16.22
  Additional shares authorized for grant                        1,500,000                     --              --
  Granted                                                      (1,292,443)             1,292,443           12.67
  Exercised and awarded                                                --                   (120)          10.28
  Forfeited                                                     1,104,828             (1,104,828)          17.15
                                                               ----------             ----------
Balance, December 31, 1997                                      1,796,385              1,682,941          $13.08
                                                               ==========             ==========



Options Exercisable at December 31:


                           Options             Average Exercise
                                                    Price

1997                       595,432                  $14.39
1996                       276,804                  $17.97
1995                       219,272                  $18.31
1994                       175,471                  $17.73

The Company accounts for stock compensation costs in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Had compensation cost been determined based on the fair value at the grant dates for awards under the Company's stock plans in accordance with SFAS No. 123, the net loss would have been increased by $5.3 million ($.21 per share) and $2.3 million ($.09 per share) in 1997 and 1996, respectively. As required by SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 1997 and 1996: no historical dividend yield; an expected life of 10 years; historical volatility of 65% in 1997 and 45% in 1996 and a risk-free rate of return ranging from 5.71% to 6.44%. Exercise prices for options outstanding as of December 31, 1997, are as follows:



                                 Options Outstanding                                          Options Exercisable
                            Number               Weighted                                  Number
                        Outstanding as            Average             Weighted        Exercisable as of       Weighted
      Range of         of December 31,           Remaining            Average           December 31,           Average
  Exercise Prices            1997            Contractual Life      Exercise Price           1997           Exercise Price
  ---------------           ------           ----------------      --------------          ------          --------------
   9.06 - 12.00             471,500                 8.82                $11.45              132,160              $11.84
  12.50 - 12.81             476,585                 9.07                 12.74                   --                0.00
  13.00 - 13.00             549,808                 7.64                 13.00              278,224               13.00
  14.62 - 26.25             185,048                 5.47                 18.29              185,048               18.29
                            -------                                                         -------
  9.06 - $26.25           1,682,941                 8.14                $13.08              595,432              $14.39
                         ===========                                                        =======


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

The following is a summary of the Company's net deferred tax assets.


                                                                                                     December 31
(in thousands)                                                                                   1997           1996
                                                                                                 ----           ----

Net Operating Loss for Income Tax Purposes                                                   $217,918         $170,710
Deferred Taxes Related to Temporary Differences:
  Tangible asset bases, lives and depreciation methods                                        (65,898)         (64,889)
  Other                                                                                         8,700            6,229
                                                                                               ------            -----
Total deferred tax asset                                                                      160,720          112,050
Less valuation allowance                                                                     (160,720)        (112,050)
                                                                                             ---------        ---------
Net deferred tax asset                                                                       $      -         $      -
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

7. LONG-TERM DEBT


                                                         December 31
(in thousands)                                      1997             1996
                                                    ----             ----

Bank Financing                                    $198,000         $127,000
Deferred Payment Agreement                              --            5,180
Deferred Trade Payables                             11,685               --
Term Loan Agreement                                  4,933            5,933
                                                     -----            -----
                                                   214,618          138,113
Less current maturities                             15,254           11,113
                                                    ------           ------
Long-term debt                                    $199,364         $127,000
                                                  ========         ========


Bank Financing- Term Loan and Working Capital Facility
------------------------------------------------------

On June 28, 1996, the Company established a $219 million debt facility (the "Bank Financing"), of which $200 million is available and fully guaranteed by certain American Mobile shareholders. As of December 31, 1997, the Bank
Financing consisted of: (i) a $144 million five-year, multi-draw term loan facility (the "Term Loan Facility") with quarterly payments commencing March 31, 1999 through and including June 30, 2001, and (ii) a $56 million five-year revolving credit facility with a bullet maturity on June 30, 2001 (the "Working Capital Facility"). Proceeds from the Bank Financing were used to repay the Company's interim financing and to refinance short-term Vendor Financing, and will be used for general working capital purposes. As of March 20, 1998, the Company had drawn down $144.0 million of the Term Loan Facility at annual interest rates ranging from 6.025% to 6.0875% and $56.0 million of the Working Capital Facility at annual interest rates ranging from 6.025% to 6.2125%. The Company, on March 27, 1997, reached an agreement with the Guarantors to eliminate all covenant tests in exchange for additional warrants and a repricing of warrants previously issued (together, the "Guarantee Warrants"). As a result of the repricing, the Guarantee Warrants were revalued at $21.9 million, effective March 27,1997 and are being amortized over the remaining life of the guarantee. On March 31, 1998, in connection with the Acquisition, the Bank Financing was restructured. See Note 15.


Deferred Trade Payables
-----------------------

In the last quarter of 1997, the Company arranged the financing of certain trade payables. As of December 31, 1997, $11.7 million of deferred trade payables were outstanding at rates ranging from 6.23% to 14% and are generally payable by the end of 1998.


Bridge Loan
-----------

On December 31, 1997, the Company entered into a Bridge Loan with Hughes Communications Satellite Services, Inc. ("Hughes") in the principal amount of up to $10 million, secured by a pledge of the Company's interest in its 80%-owned subsidiary, AMRC. The Bridge Loan bears an annual interest rate of 12% and has a maturity date of March 31, 1999, and requires mandatory repayment in the event net proceeds are received from any asset disposition, lease agreement, financing or equity transaction of the Company. The Bridge Loan was drawn in full and subsequently repaid in full on March 31, 1998, with a portion of the proceeds from the Notes. No further borrowing is available under the Bridge Loan.
See Note15.


Term Loan Agreement
-------------------

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


Interest Costs
--------------

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


Assets Pledged and Secured
--------------------------

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


                                                                                     Years Ended December 31
(in thousands)                                                            1997                1996                1995
                                                                          ----                ----                ----
Payments made to (from) related parties:
Additions to property under construction                               $    --            $     --              $3,029
Additions to property and equipment in service                             200               2,847                 265
Proceeds from debt issuance                                                 --             (10,000)                 --
Payments on debt obligations                                               292              20,926                 251
Payment for Guarantees                                                      --               3,000                  --
Operating expenses                                                       2,706               3,817               1,453
Satellite capacity/airtime revenue                                      (2,836)             (1,276)                 --
Sublease income                                                             --                (205)               (239)
Other                                                                       --                  --                (506)
                                                                       -------             -------              ------
Net payments to related parties                                        $   362             $19,109              $4,253
                                                                       =======             =======              ======

Due to (from) related parties:
Mobile Data Communications Service Financing                           $    --             $    --              $7,180
Capital leases                                                             249                 446                 631
Operating expenses                                                       1,209                 185                 708
Satellite capacity/airtime revenue                                        (495)               (416)                 --
Capital acquisitions                                                     2,120               1,584               1,924
                                                                         -----               -----               -----
Net amounts due to related parties                                      $3,083              $1,799             $10,443
                                                                        ======              ======             =======



 9. LEASES

Capital Leases

The Company leases certain office equipment and Ground Segment equipment under agreements accounted for as capital leases. Assets recorded as capital leases in the accompanying balance sheets include the following:


                                                         December 31
(in thousands)                                        1997          1996
                                                      ----          ----

Ground Segment equipment                            $7,263        $7,263
Office equipment                                     4,033         4,088
Less accumulated amortization                        4,750         2,826
                                                     -----         -----

Total                                               $6,546        $8,525
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

At December 31, 1997, minimum future lease payments under noncancellable operating and capital leases are as follows:


                            Operating Leases         Capital
                                                      Leases
(in thousands)
1998                             $2,188               $1,200
1999                              2,114                2,124
2000                              2,044                1,351
2001                              2,085                   --
2002                              2,131                   --
thereafter                        2,155                   --
                                  -----                -----
Total                           $12,717               $4,675
                                =======
Less: Interest                                           730
                                                       -----
                                                      $3,945



10. OPERATING AGREEMENTS AND COMMITMENTS

Joint Operating and Satellite Capacity Agreements
-------------------------------------------------

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


(in thousands)

1998                           $7,011
1999                            1,802
2000                              426
                               ------
Total                          $9,239
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


14. SUPPLEMENTAL CASH FLOW INFORMATION


                                                                                      Years Ended December 31
(in thousands)                                                                  1997          1996           1995
                                                                                ----          ----           ----

Noncash investing and financing activities:
Leased asset and related obligations                                            $182          $284         $1,351
Issuance of Common Stock purchase warrants                                    12,490        21,253             --
Issuance of Common Stock upon exercise of Common
  Stock purchase warrants                                                         --           845             --
Vendor financing for property under construction                                  --            --          7,561
Vendor financing for property in service                                          --         2,440          4,560
Issuance of Common Stock under the Defined Contribution Plan                     349           411            329
Net assets acquired as a result of Business Acquisition (Note 12)                 --         3,488             --

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


Stock Purchase Agreement and Related Financing
----------------------------------------------

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


$335 Million Unit Offering
--------------------------

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


New Bank Financing
------------------

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


The Guarantees
--------------

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


Motorola Vendor Financing
-------------------------

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

                          American Mobile Subsidiaries
                           Combined Statements of Loss
                             (dollars in thousands)
              for the years ended December 31, 1997, 1996, and 1995


                                                                     Years Ended December 31

                                                                 1997              1996           1995
                                                             ------------      -----------     -------


REVENUES

       Services                                                   $20,684           $9,201         $6,873
       Sales of equipment                                          23,530           18,529          1,924
                                                                  -------           ------         ------

       Total Revenues                                              44,214           27,730          8,797


COSTS AND EXPENSES:

       Cost of service and operations                              31,959           30 471         23,863
       Cost of equipment sold                                      40,335           31,903          4,676
       Sales and advertising                                       12,030           24,541         22,683
       General and administrative                                  14,890           16,212         17,285
       Depreciation and amortization                               44,535           45,496         11,568
                                                                   -------          ------         ------

       Operating Loss                                             (99,535)        (120,893)       (71,278)


INTEREST AND OTHER  INCOME                                          1,122              552          1,242
INTEREST EXPENSE                                                  (51,153)         (44,636)        (3,305)
                                                                  --------         --------        -------


NET LOSS                                                        $(149,566)       $(164,977)      $(73,341)
                                                                ==========       ==========      =========

                          American Mobile Subsidiaries
                             Combined Balance Sheets
                             (dollars in thousands)
                        as of December 31, 1997 and 1996

ASSETS                                                                              1997           1996
                                                                                    ----           ----


CURRENT ASSETS:

      Cash and cash equivalents                                                   $2,106         $2,182
      Inventory                                                                   40,321         38,034
      Prepaid in-orbit insurance                                                   4,564          5,080
      Accounts receivable-trade, net of allowance for doubtful accounts            8,140          6,603
      Other current assets                                                         9,608         14,247
                                                                                   -----         ------
             Total current assets                                                 64,739         66,146

PROPERTY AND EQUIPMENT - NET                                                     250,335        287,127

DEFERRED CHARGES AND OTHER ASSETS:                                                36,722         33,264
                                                                                  ------         ------

             Total assets                                                       $351,796       $386,537
                                                                                ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:

      Accounts payable and accrued expenses                                      $35,825        $42,612
      Obligations under capital leases due within one year                           798          3,931
      Current portion of long-term debt                                           15,254         11,113
      Other current liabilities                                                    7,520              -
                                                                                --------       --------
             Total current liabilities                                            59,397         57,656


DUE TO PARENT                                                                    441,836        400,831



LONG-TERM LIABILITIES:

      Obligations under Bank Financing                                           198,000        127,000
      Capital lease obligations                                                    3,147          2,557
      Net assets acquired in excess of purchase price (Note 12)                    2,725          3,395
      Other long-term liabilities                                                  2,011            852
                                                                                --------       --------

             Total long-term liabilities                                         205,883        133,804

             Total liabilities                                                   707,116        592,291
                                                                                --------       --------


STOCKHOLDERS' EQUITY:                                                           (355,320)     (205,754)
                                                                                ---------     ---------


             Total liabilities and stockholders' equity                         $351,796       $386,537
                                                                                =========      ========


                          American Mobile Subsidiaries
                   Combined Statements of Stockholders' Equity
                             (dollars in thousands)
          for the period from January 1, 1995 through December 31, 1997




                                                                      Total


BALANCE, December 31, 1994                                           $   32,564
    Net Loss                                                            (73,341)
                                                                        --------
BALANCE, December 31, 1995                                              (40,777)
    Net Loss                                                           (164,977)
                                                                       ---------
BALANCE, December 31, 1996                                             (205,754)
    Net Loss                                                           (149,566)
                                                                       ---------
BALANCE, December 31, 1997                                           $ (355,320)
                                                                     ===========

                          American Mobile Subsidiaries
                        Combined Statements of Cash Flows
                             (dollars in thousands)
              for the years ended December 31, 1997, 1996, and 1995


                                                                   Years Ended December 31
                                                          ------------------------------------------
                                                               1997          1996          1995
                                                               ----          ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      $(149,566)     $(164,977)    $(73,341)
Adjustments to reconcile net loss to net cash used in
operating activities:
             Amortization of debt discount                        9,350          5,721           --
             Depreciation and amortization                       44,535         45,413       11,568
             Changes in assets and liabilities:
                 Inventory                                       (2,287)       (27,482)     (10,438)
                 Prepaid in-orbit insurance                         516           (257)      (4,823)
                 Trade accounts receivable                       (1,537)        (5,229)         218
                 Other current assets                             4,639          1,970       (5,280)
                 Accounts payable and accrued expenses           (5,844)         1,668       23,414
                 Deferred trade payables                         11,658             --           --
                 Deferred items - net                             8,038          1,347       (1,730)
                                                                 ------         ------      -------

Net cash used in operating activities                           (80,471)      (141,826)     (60,412)


CASH FLOWS FROM INVESTING ACTIVITIES:
Insurance proceeds applied to equipment in service                   --         66,000           --

Additions to property and equipment                              (8,598)       (14,054)     (83,776)
Purchases of short-term investments                                  --         (1,000)          --
Deferred charges and other assets                                    --             --         (169)
                                                                 -------       --------     --------
Net cash provided by (used in) investing activities              (8,598)        50,946      (83,945)

CASH FLOWS FROM FINANCING ACTIVITIES:

Funding from Parent                                               28,220        29,485      164,835
Principal payments under capital leases                           (2,576)       (3,994)        (538)
Proceeds from short-term borrowings                                   --        70,000           --
Payments on short-term borrowings                                     --       (70,000)          --
Proceeds from Bank Financing                                      71,000       127,000           --
Proceeds from debt issuance                                           --         1,700        7,630
Payments on long-term debt                                        (6,180)      (59,190)     (28,486)
Debt issuance costs                                               (1,471)      (10,803)      (1,081)
                                                                  -------      --------      -------

Net cash provided by (used in) financing activities               88,993        84,198       142,360

Net decrease in cash and cash equivalents                            (76)       (6,682)       (1,997)

CASH AND CASH EQUIVALENTS, beginning of period                     2,182         8,864        10,861
                                                                  ------        ------        ------
CASH AND CASH EQUIVALENTS, end of period                          $2,106        $2,182        $8,864
                                                                 =======       =======        ======


                      QUARTERLY FINANCIAL DATA (unaudited)
                (dollars in thousands, except for per share data)


                                                   1997-quarters                                     1996-quarters
                                                   -------------                                     -------------
                                      1st        2nd         3rd          4th         1st          2nd         3rd          4th
                                      ---        ---         ---          ---         ---          ---         ---          ---
Revenues                               $8,685    $10,753     $10,795      $13,981      $4,369       $6,749      $7,405       $9,207
Operating expenses(1)                  32,341     32,420      30,617       46,231      31,371       45,747      33,914       36,737
                                       ------     ------      ------       ------     -------      -------     -------       ------
Loss from operations                  (23,656)   (21,667)    (19,822)     (32,250)    (27,002)     (38,998)    (26,509)     (27,530)
Interest and other income (expense)    (3,425)    (5,175)     (6,442)      (6,770)     (2,875)      (4,511)     (3,493)      (3,720)
                                       -------    -------     -------      -------     -------      -------     -------      ------
Net Loss                              (27,081)   (26,842)    (26,264)     (39,020)    (29,877)     (43,509)    (30,002)     (31,250)
Net loss per common share (2)          $(1.08)    $(1.07)     $(1.04)      $(1.55)     $(1.20)      $(1.74)     $(1.20)      $(1.24)


Weighted-average common shares
outstanding during the period (000s)   25,109     25,120      25,145       25,151      24,995       25,012      25,065       25,092

Market price per share (3)
   High                                $14.75     $12.13      $10.88       $10.75      $33.25       $20.00      $17.50       $14.62
   Low                                  $9.37      $8.50       $6.23        $6.28      $16.00       $15.00      $10.75        $9.25



(1) Operating expenses include charges of approximately $12.0 million in the fourth quarter of 1997 and $11.1 million in the second quarter of 1996 related to the realizability of the Company's inventory investment.

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

                                      F-38

Selected Financial Data
-----------------------

Set forth below is the selected financial data for the Company for the five fiscal years ended December 31, 1997:

(dollars in thousands, except for per share data)
                                                          1997          1996             1995          1994           1993
                                                         ------        ------           ------        ------         ----
Revenues                                                $44,214       $27,730           $8,797        $5,240           $852
Net Loss                                              $(119,207)    $(134,638)        $(66,917)     $(21,103)      $(25,180)
Net Loss per Common Share                                $(4.74)       $(5.38)          $(2.69)       $(0.86)        $(2.49)
Dividends on Common Stock (1)                              None          None             None          None           None
Consolidated Balance Sheet Data:
Cash and Cash Equivalents                                $2,106        $2,182           $8,865      $137,287       $243,060
Property Under Construction                                  --            --               --       263,505        204,740
Total Assets                                            311,447       350,173          398,351       448,674        460,382
Current Liabilities                                      59,433        57,669          104,772        37,251         36,309
Long-Term Obligations                                   205,883       133,804            6,052        59,879         56,703
Stockholders' Equity                                     46,131       158,700          287,527       351,544        367,370


(1) The Company has paid no dividends on its Common Stock since inception and does not plan to pay dividends on its Common Stock in the foreseeable future. In addition, the payment of dividends is subject to restrictions described in Note 7 to the financial statements and discussed in Management's Discussion and Analysis.

                       AMRC HOLDINGS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                        Consolidated Financial Statements

      December 31, 1997 and for the period December 15, 1992 (date of inception) to December 31, 1997

                   (With Independent Auditors' Report Thereon)

                          Independent Auditors' Report



To the Board of Directors and Stockholders
AMRC Holdings, Inc.:

We have audited the accompanying consolidated balance sheet of AMRC Holdings, Inc. and subsidiary (a development stage company) as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1997 and the period December 15, 1992 (date of inception) to December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMRC Holdings, Inc. and subsidiary (a development stage company) as of December 31, 1997, and the results of their operations and their cash flows for the year then ended and the period December 15, 1992 (date of inception) to December 31, 1997 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 5 to the consolidated financial statements, the Company has not commenced operations, has negative working capital of $82,948,890, and is dependent upon additional capital contributions, which raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in note 5. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/KPMG Peat Marwick LLP
April 10, 1998

                       AMRC HOLDINGS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                           Consolidated Balance Sheet

                                December 31, 1997

--------------------------------------------------------------------------------


Assets
--------------------------------------------------------------------------------


Current assets - Cash                                               $       544
--------------------------------------------------------------------------------


Other assets - system under construction                             91,932,362
--------------------------------------------------------------------------------


                                                                    $91,932,906
--------------------------------------------------------------------------------


Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------


Current liabilities:
      Accrued expenses due to related party                         $   390,659
      Due to related party                                               55,435
      Accrued interest on loans payable                               1,885,653
      Loans payable due to related parties (note 3)                  80,617,687
--------------------------------------------------------------------------------


Total current liabilities                                            82,949,434
--------------------------------------------------------------------------------


Stockholders' equity:
      Common stock -- $0.10 par value; authorized 3,000 shares;
         issued and outstanding 125 shares at December 31, 1997              13
      Additional paid-in capital                                     10,642,531
      Deficit accumulated during development stage                   (1,659,072)
--------------------------------------------------------------------------------


Total stockholders' equity                                            8,983,472
--------------------------------------------------------------------------------

Commitments and contingencies (notes 2, 3, 8, and 9)
                                                                    $91,932,906
--------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                       AMRC HOLDINGS, INC. AND SUBSIDIARY

                          (A Development Stage Company)

                      Consolidated Statements of Operations

                 Year ended December 31, 1997 and for the period
                  from December 15, 1992 (date of inception) to
                                December 31, 1997


                                                              December 15, 1992
                                                             (date of inception)
                                                               to December 31,
                                               1997                  1997
--------------------------------------------------------------------------------


Revenue                                    $        -            $        -

--------------------------------------------------------------------------------


Operating expenses:
         Legal and consulting expenses      (1,109,625)           (1,109,625)
--------------------------------------------------------------------------------


Total operating expenses                    (1,109,625)           (1,109,625)
--------------------------------------------------------------------------------



Operating loss                              (1,109,625)           (1,109,625)
--------------------------------------------------------------------------------


Other expense:
         Interest expense                     (549,447)             (549,447)
--------------------------------------------------------------------------------


Total other expense                           (549,447)             (549,447)
--------------------------------------------------------------------------------


Net loss                                   $(1,659,072)          $(1,659,072)
--------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.


                       AMRC HOLDINGS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                 Consolidated Statement of Stockholders' Deficit

                 Year ended December 31, 1997 and for the period
                  from December 15, 1992 (date of inception) to
                                December 31, 1997

                                                                                         Deficit
                                                                                      accumulated
                                                                       Additional         during     Stockholders'
                                                    Common stock          paid-in     development         equity
                                                   Shares  Amount         capital          stage          total
-------------------------------------------------------------------------------------------------------------------


Issuance of common stock (December 15, 1992)         100      $  10        $   -         $  -           $10
-------------------------------------------------------------------------------------------------------------------


Balance at December 31, 1992                         100         10            -            -            10

Liabilities and Stockholders' Equity                   -          -            -            -             -
-------------------------------------------------------------------------------------------------------------------


Balance at December 31, 1993                         100         10            -            -            10

Net loss                                               -          -            -            -             -
-------------------------------------------------------------------------------------------------------------------


Balance at December 31, 1994                         100         10            -            -            10

Net loss                                              -           -            -            -             -
-------------------------------------------------------------------------------------------------------------------


Balance December 31, 1995                            100         10            -            -            10

Net loss                                               -          -            -            -             -
-------------------------------------------------------------------------------------------------------------------


Balance at December 31, 1996                         100         10            -            -            10

Contribution to paid-in capital                                          142,534                    142,534
Issuance of common stock and capital contributions    25         3     8,999,997            -     9,000,000
Issuance of options                                    -         -     1,500,000            -     1,500,000
Net loss                                               -         -             -   (1,659,072)   (1,659,072)
-------------------------------------------------------------------------------------------------------------------


Balance at December 31, 1997                         125       $13   $10,642,531  $(1,659,072)   $8,983,472
-------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                       AMRC HOLDINGS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      Consolidated Statements of Cash Flows

                 Year ended December 31, 1997 and for the period
                  from December 15, 1992 (date of inception) to
                                December 31, 1997

-------------------------------------------------------------------------------------------------------------------

                                                                                         December 15, 1992
                                                                                        (date of inception)
                                                                                          to December 31,
                                                                            1997               1997
-------------------------------------------------------------------------------------------------------------------


Cash flows from operating activities:
     Net loss                                                          $(1,659,072)         $(1,659,072)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
              Note discount amortization                                    32,595               32,595
              Changes in operating liabilities:
                  Increase in accrued expenses due to related party        390,659              390,659
                  Increase in amounts due to related party                  55,435               55,435
                  Increase in accrued interest                             516,852              516,852
-------------------------------------------------------------------------------------------------------------------


Net cash used by operating activities                                     (663,531)            (663,531)
-------------------------------------------------------------------------------------------------------------------


Cash flows used in investing activities - capital expenditures         (90,030,889)         (90,030,889)
-------------------------------------------------------------------------------------------------------------------


Cash flows from financing activities:
     Proceeds from sale of common stock and capital contribution         9,142,534            9,142,544
     Proceeds from issuance of loans payable                            80,052,420           80,052,420
     Proceeds from issuance of options                                   1,500,000            1,500,000
-------------------------------------------------------------------------------------------------------------------


Net cash provided by financing activities                               90,694,954           90,694,964
-------------------------------------------------------------------------------------------------------------------


Net cash increase in cash and cash equivalents                                 534                  544

Cash and cash equivalents - beginning                                           10                    -
-------------------------------------------------------------------------------------------------------------------


Cash and cash equivalents - ending                                      $      544                  544
-------------------------------------------------------------------------------------------------------------------


Supplemental cash flow disclosure:
     Interest capitalized                                               $1,901,473           $1,901,473
-------------------------------------------------------------------------------------------------------------------


     Interest converted into principal note balance                     $  500,626           $  500,626
-------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                       AMRC HOLDINGS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements
          for the period from December 15, 1992 (date of inception) to
                                December 31, 1997

(1) Summary of Significant Accounting Policies and Practices

         Nature of Business
         ------------------

         American Mobile Radio Corporation (AMRC) was incorporated on December 15, 1992 in the State of Delaware as a wholly owned subsidiary of American Mobile Satellite Corporation (AMSC) for the purpose of procuring a digital audio radio service license (DARS). Business activity for the period December 15, 1992 through December 31, 1996 was insignificant.

         AMRC Holdings, Inc. (the Company) was incorporated in the State of Delaware on May 16, 1997 for the purpose of constructing, launching and operating a domestic communications satellite system for the provision of DARS. Pursuant to various financing agreements entered into in 1997 between AMSC, AMRC and WorldSpace, Inc. (WSI), WSI acquired a 20% interest in AMRC. In May 1997, AMSC and WSI exchanged their respective interests in AMRC for all of the Company's common stock.

         Principles of Consolidation and Basis of Presentation
         -----------------------------------------------------

         The consolidated financial statements include the accounts of AMRC Holdings, Inc. and its subsidiary, AMRC. All significant intercompany transactions and accounts have been eliminated. The Company's board of directors have devoted substantially all of their time to the planning and organization of the Company and to the process of addressing regulatory matters, initiating research and development programs, conducting market research and securing adequate debt and equity capital for anticipated operations and growth. Accordingly, the Company's financial statements are presented as those of a development stage enterprise, as prescribed by Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises.

         Cash and Cash Equivalents
         -------------------------

         The Company considers short-term, highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 1997, the Company maintained one bank account and held no short-term investments.

                       AMRC HOLDINGS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements
          for the period from December 15, 1992 (date of inception) to
                                December 31, 1997


(1)      Continued

         System Under Construction
         -------------------------

         The Company is currently developing its satellite system. Costs related to the project are being capitalized to the extent that they have future benefits. As of December 31, 1997, all amounts recorded as system under construction relate to costs incurred in obtaining FCC licenses and approvals.

         On October 16, 1997, the Federal Communications Commission ("FCC") granted AMRC a license to launch and operate two geostationary satellites for the purpose of providing digital audio radio in the United States in the 2332.5 - 2345 MHz (space-to-earth) frequency band, subject to achieving certain technical milestones and international regulatory requirements. The license is valid for eight years upon successful launch and orbital insertion of the satellites. The
         Company's license requires that it comply with a construction and launch schedule specified by the FCC for each of the two authorized satellites. The FCC has the authority to revoke the authorizations and in connection with such revocation could exercise its authority to rescind the Company's license. The Company believes that the exercise of such authority to rescind the license is unlikely.

         The license asset value consists of the total payments made to the FCC for the license of $90,030,889. Associated with this license is capitalized interest of $1,901,473.

         During 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of (SFAS No. 121). SFAS No. 121 requires that long-lived assets to be held and used be reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the undiscounted net cash flows associated with the asset are less than the asset's carrying amount. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair market value. The adoption of SFAS No. 121 did not have a material impact on the Company's financial position or results of operations.

                       AMRC HOLDINGS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements
          for the period from December 15, 1992 (date of inception) to
                                December 31, 1997


(1)      Continued

         Income Taxes
         ------------

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and the financial reporting amounts at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the sum of tax payable for the period and the change during the period in deferred tax assets and liabilities.

         Use of Estimates
         ----------------

         The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reported period. The estimates involve judgments with respect to, among other things, various future factors which are difficult to predict and are beyond the control of the Company. Significant estimates include valuation of the Company's investment in the DARS license and benefit for income taxes and related valuation allowances. Accordingly, actual amounts could differ from these estimates.

(2)      Related Party Transactions
         --------------------------

         The  Company  had  related  party   transactions   with  the  following
         shareholders:

         AMSC
         ----

         In 1997, AMSC contributed $142,534 for the Company to establish the original application for the FCC license. On March 28, 1997, the Company received $1,500,000 as a capital contribution from AMSC. During the fiscal year, AMSC incurred costs for operating expenses of the Company and established an intercompany balance of $55,435.

                       AMRC HOLDINGS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements
          for the period from December 15, 1992 (date of inception) to
                                December 31, 1997


(2)      Continued

         WSI
         ---

         On March 28, 1997, the Company received $1,500,000 as a capital contribution from WSI. The Company issued WSI 25 shares of common stock for this consideration.

         On April 16, 1997, the Company received $14,977,777 from WSI, which represented $6,000,000 as an additional capital contribution and $8,977,777 as a six-month bridge loan (see note 3).

         On May 16, 1997, the Company obtained a $1,000,000 working capital loan facility from WSI. During fiscal year 1997, the Company drew down $663,531 against the facility (see note 3).

         On October 16, 1997, the Company received $71,911,111 from WSI, which represented an additional $13,522,223 under the bridge loan and $58,388,889 under the additional amounts loan (see note 3).

         In addition to financing, the Company has relied upon certain related parties for legal and technical services. Total expenses incurred in transactions with related parties are as follows:



                                           Year ended December 31, 1997
                                           ----------------------------

                                    WSI             AMSC           Total
                                    ---             ----           -----
Technical and  other
Professional services          $  921,756        $      -       $  921,756
Legal services                     37,803         130,451          168,254
Other                                   -          19,615           19,615
                               ----------        --------       ----------


             Total             $  959,559      $  150,066       $1,109,625
                               ==========      ==========       ==========



                       AMRC HOLDINGS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements
          for the period from December 15, 1992 (date of inception) to
                                December 31, 1997


(3)      Loans Payable

         In March 1997, AMRC entered into a series of agreements (Participation Agreement) with AMSC and WSI in which both companies provide various equity and debt funding commitments to AMRC for the purpose of financing the activities of AMRC in connection with the establishment of a DARS satellite system in the United States. On May 16, 1997, certain portions of the Participation Agreement were subsequently ratified with substantially the same terms and conditions under the Bridge Loan, Additional Amounts Loan and Working Capital Credit Facility (Loan Agreement).

         The Company has loans payable with a face amount of $82,053,046 with a carrying amount of $80,617,687 at December 31, 1997 outstanding with WSI as follows:

Bridge loan                                                         $23,000,626
Additional amounts loan                                              58,388,889
Working capital loan                                                    663,531
--------------------------------------------------------------------------------

                                                                     82,053,046
Discount arising from concurrent issuance of options (note 4)        (1,435,359)
--------------------------------------------------------------------------------

                                                                    $80,617,687
--------------------------------------------------------------------------------



         Bridge Loan
         -----------

         The Company executed the bridge loan with WSI in two traunches.On April 16, 1997, the Company received proceeds of $8,479,012 for a loan with a face amount of $8,977,777. On October 16, 1997, the Company received proceeds of $12,770,988 for a loan with a face amount of $13,522,223. The first traunche was a six-month loan at LIBOR plus five percent per annum, equaling 11.03 percent. The first traunche was rolled over with the establishment of the second tranche, which is a six-month loan at LIBOR plus five percent per annum, equaling 10.88 percent.

                       AMRC HOLDINGS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements
          for the period from December 15, 1992 (date of inception) to
                                December 31, 1997


(3)      Continued


         Additional Amounts Loan
         -----------------------

         On October 16, 1997, the Company executed the additional amounts loan with WSI and received proceeds of $58,218,889 for a loan with a face amount of $58,388,889. This loan is a six-month loan at LIBOR plus five percent per annum, equaling 10.88 percent.

         Working Capital Loan
         --------------------

         On May 16, 1997, the Company executed the working capital loan with WSI whereby the company would receive proceeds of $920,000 for a loan with a face amount of $1,000,000. The Company drew down $663,531 against the line of credit through December 31, 1997. This loan is a six-month loan at LIBOR plus five percent per annum, with interest rates ranging from
         10.91 percent to 11 percent as the components of the loan were rolled over in November 1997.


(4)      Options

         The Company issued WSI three options. Under the first option, WSI may purchase 97.2222 shares of common stock at $241,714 per share. The option may be exercised in whole or in incremental amounts between April 16, 1998 and October 16, 2002, subject to prior approval of the FCC to the extent that such exercise would constitute transfer of control. Under certain circumstances, AMSC may require WSI to exercise the option in whole. The Company allocated $ 1,250,000 to the option, based upon an independent valuation. Under the second option, WSI may purchase 128.8876 shares at $477,005 per share. The option may be exercised between October 16, 1997 and October 16, 2003, subject to prior approval of the FCC to the extent that such exercise would constitute transfer of control. The Company allocated $ 170,000 to the option, based upon an independent valuation. Under the third option, WSI may purchase 3.5111 shares of common stock at $284,811 per share. The option may be exercised between October 16, 1997 and October 16, 2002, subject to prior approval of the FCC to the extent that such exercise would constitute transfer of control. The Company allocated $ 80,000 to the option, based upon an independent valuation.

                       AMRC HOLDINGS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements
          for the period from December 15, 1992 (date of inception) to
                                December 31, 1997


(5)      Accumulated Deficit
         -------------------

         The Company is devoting its efforts to develop, construct and expand a digital audio radio network. This effort involves substantial risk and future operating results will be subject to significant business, economic, regulatory, technical, and competitive uncertainties and contingencies. These factors individually or in the aggregate could have an adverse effect on the Company's financial condition and future operating results and create an uncertainty as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

         In order to commence satellite-based radio broadcasting services, the Company will require substantial funds to develop and construct the DARS system, develop and launch radio communications satellites, retire debt incurred in connection with the acquisition of the DARS license and to sustain operations until it generates positive cash flow. At the Company's current stage of development, economic uncertainties exist regarding successful acquisition of additional debt and equity financing and ultimate profitability of the Company's proposed service. The Company has not commenced construction of its satellites and will require substantial additional financing before it is able to do so. Failure to obtain the required long-term financing will prevent the Company from realizing its objective of providing satellite-delivered radio programming. Management's plan to fund operations and capital expansion includes the additional sale of debt and equity securities through public and private sources. There are no assurances, however, that such financing will be obtained.


   (6)   Interest Cost
         -------------

         The Company capitalizes a portion of its interest cost as a component of the system under construction. The following is a summary of interest cost incurred during 1997:


Interest cost capitalized                                             $1,901,473
Interest cost charged to expense                                         549,447
--------------------------------------------------------------------------------

Total interest cost incurred                                          $2,450,920
--------------------------------------------------------------------------------

Interest costs incurred prior to the award of the license were expenses.

                       AMRC HOLDINGS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements
          for the period from December 15, 1992 (date of inception) to
                                December 31, 1997


(7)      Income Taxes
         ------------

         For the period from December 15, 1992 (date of inception) to December 31, 1997, the Company filed a consolidated return with its majority stockholder, AMSC. The Company generated net operating losses and other tax benefits which were not utilized by AMSC. As no formal tax sharing agreement has been finalized, the Company was not compensated for the net operating losses. Had the Company filed on a stand alone basis, it would have had no tax provision as the deferred tax benefit of approximately $650,000 would have been fully offset by a valuation allowance.


(8)      Commitments and Contingencies
         -----------------------------

         The FCC has established certain system development milestones that must be met for the company to maintain its license to operate the systems. The Company believes that it is proceeding into the system development as planned and in accordance with the FCC milestones.


(9)      Subsequent Events
         -----------------

         On March 20, 1998, the Company entered into an agreement for the construction of two satellites, two launch vehicles, and related equipment, services and spare parts, including launch services. The total commitment, excluding financing fees, is $376 million. These amounts are due upon completion of certain milestones. In March 1998, the Company made the first milestone payment of $5 million which was funded through additional borrowings from WSI.