Form 10-Q
period 1998-03-31
AMERICAN MOBILE SATELLITE CORP
filed 1998-05-15
CIK 913665

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998
                         Commission file number 0-23044

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Number of shares of Common Stock outstanding at April 30, 1998: 30,582,782

                          PART I-FINANCIAL INFORMATION

                          Item 1. Financial Statements

             AMERICAN MOBILE SATELLITE CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENTS OF LOSS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                             1998          1997
                                                             ----          ----
REVENUES
         Services                                          $6,418        $4,153
         Sales of equipment                                 3,604         4,532
                                                           ------        ------

         Total Revenues                                    10,022         8,685

COSTS AND EXPENSES:
         Cost of service and operations                     7,728         8,873
         Cost of equipment sold                             3,881         5,442
         Sales and advertising                              3,022         3,221
         General and administrative                         3,631         4,868
         Depreciation and amortization                     10,163         9,937
                                                           ------         -----

         Operating Loss                                   (18,403)      (23,656)

INTEREST EXPENSE                                           (6,638)       (4,370)
INTEREST AND OTHER  INCOME                                    141           945
EQUITY IN LOSS OF AMRC                                       (342)           --
                                                           ------        ------

NET LOSS                                                 ($25,242)     ($27,081)
                                                         =========     =========

BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK           ($1.00)       ($1.08)


WEIGHTED-AVERAGE COMMON SHARES                             25,241        25,109
         OUTSTANDING DURING THE PERIOD (000's)

See notes to consolidated condensed financial statements.

                          PART I-FINANCIAL INFORMATION
                    Item 1. Financial Statements (continued)
             AMERICAN MOBILE SATELLITE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                       March 31,    December 31,

ASSETS                                                     1998         1997
                                                           ----         ----

CURRENT ASSETS:
  Cash and cash equivalents                               $21,279       $2,106
  Inventory                                                38,554       40,321
  Accounts receivable-trade, net                           11,477        8,140
  Restricted cash-current portion                          41,038          --
  Prepaid in-orbit insurance                                2,889        4,564
  Other current assets                                     21,288        9,608
                                                          -------       ------
  Total current assets                                    136,525       64,739

PROPERTY AND EQUIPMENT - NET                              264,261      233,174

GOODWILL                                                   67,616           --

DEFERRED CHARGES AND OTHER ASSETS-NET                      34,164       13,534

RESTRICTED CASH - NON-CURRENT                              82,962           --
                                                          -------      -------

  Total assets                                           $585,528     $311,447
                                                         ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                    28,042      $35,861
  Obligations under capital leases due within one year      4,133          798
  Current portion of long-term debt                        21,932       15,254
  Other current liabilities                                 7,626        7,520
                                                          -------      -------
  Total current liabilities                                61,733       59,433

LONG-TERM LIABILITIES:
  Obligations under Bank Financing                        100,000      198,000
  Obligations under Senior Notes, net                     326,510           --
  Capital lease obligations                                12,005        3,147
  Net assets acquired in excess of purchase price           2,550        2,725
  Other long-term debt                                      1,126        1,364
  Other long-term liabilities                                 610          647
                                                          -------      -------

  Total long-term liabilities                             442,801      205,883
                                                          -------      -------

  Total liabilities                                       504,534      265,316
                                                          -------      -------

STOCKHOLDERS' EQUITY:
  Preferred Stock, par value $0.01:   no shares issued         --          --
  Common Stock, voting, par value $0.01                       317          252
  Additional paid-in capital                              501,757      451,892
  Common Stock purchase warrants                           62,547       36,338
  Unamortized guarantee warrants                          (39,621)     (23,586)
  Retained loss                                          (444,006)    (418,765)
                                                         ---------    ---------
  Total stockholders' equity                               80,994       46,131
                                                         ---------    ---------

  Total liabilities and stockholders' equity             $585,528     $311,447
                                                         ========     ========

See notes to consolidated condensed financial statements.

                          PART I-FINANCIAL INFORMATION

                    Item 1. Financial Statements (continued)

             AMERICAN MOBILE SATELLITE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                                         Three Months Ended
                                                                               March 31
                                                                      ------------------------

                                                                            1998       1997
                                                                            ----       ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                 ($25,242) ($27,081)
Adjustments to reconcile net loss to net cash used
in operating activities:
  Amortization of guarantee warrants, debt discount and issuance costs      2,524     1,754
  Depreciation and amortization                                            10,163     9,937
  Equity in loss from AMRC                                                    342        --
  Changes in assets and liabilities:
     Inventory                                                              1,986    (3,483)
     Prepaid in-orbit insurance                                             1,675     1,693
     Trade accounts receivable                                              3,744    (1,480)
     Other current assets                                                    (661)    1,051
     Accounts payable and accrued expenses                                (12,197)   (9,070)
     Deferred trade payables                                                6,436        --
     Deferred items - net                                                     293       (37)
                                                                          --------  --------
Net cash used in operating activities                                     (10,937)  (26,716)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment                                        (1,126)   (3,574)
Acquisition of ARDIS                                                      (51,382)       --
Purchase of restricted cash securities                                   (123,000)       --
Purchase of interest swap agreement                                       (17,892)       --
Investment in AMRC                                                             --    (3,000)
                                                                         ---------   -------
Net cash used in investing activities                                    (193,400)   (6,574)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Common Stock                                        103       141
Proceeds from issuance of Common Stock of AMRC                                 --     1,500
Principal payments under capital leases                                      (135)     (952)
Proceeds from Bank Financing                                                2,000    35,000
Repayment of Bank Financing                                              (100,000)       --
Proceeds from bridge financing                                             10,000        --
Repayment of bridge financing                                             (10,000)       --
Proceeds from Senior Notes and Warrants                                   335,000        --
Payments on long-term debt                                                     --    (3,000)
Debt issuance costs                                                       (13,458)       (9)
                                                                          --------   -------
Net cash provided by financing activities                                 223,510    32,680


Net increase (decrease) in cash and cash equivalents                       19,173      (610)


CASH AND CASH EQUIVALENTS, beginning of period                              2,106     2,182
                                                                           ------    ------


CASH AND CASH EQUIVALENTS, end of period                                  $21,279    $1,572
                                                                          =======   =======


See notes to consolidated condensed financial statements.


                          PART I-FINANCIAL INFORMATION

                    Item 1. Financial Statements (continued)
             AMERICAN MOBILE SATELLITE CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 March 31, 1998
                                   (Unaudited)


1. Organization and Business
----------------------------

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

On December 31, 1997, the Company (through its newly-formed, wholly-owned subsidiary, AMSC Acquisition Company, Inc. ("Acquisition Company"), entered into a Stock Purchase Agreement (the "Purchase Agreement") with Motorola, Inc. ("Motorola"), for the acquisition (the "Acquisition") of ARDIS Company ("ARDIS"), a wholly-owned subsidiary of Motorola that owns and operates a two-way wireless data communications network. On March 3, 1998, the FCC granted consent to consummate the Acquisition, and on March 31, 1998, the Acquisition and related financing were completed. The Company, through the acquisition of ARDIS, becomes a nationwide provider of wireless communications services, including data, dispatch, and voice services, primarily to business customers in the United States.

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

2.  Significant Accounting Policies
-----------------------------------

Basis of Presentation
---------------------

The unaudited consolidated condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the Company believes that the disclosures made are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1997 Annual Report on Form 10-K.

The consolidated balance sheet as of March 31, 1998, and the consolidated statements of loss and cash flows for the three months ended March 31, 1998 and 1997, have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, result of operations and cash flows at March 31, 1998, and for all periods presented have been made. The balance sheet at December 31, 1997 has been taken from the audited financial statements.

Acquisition
-----------

Subject to certain purchase price adjustment provisions, the Company acquired ARDIS for a purchase price of $50 million in cash and $50 million in the Company's Common Stock and warrants (the "Purchase Price"). Approximately $11.5 million of the shares that are issuable to Motorola are contingent upon stockholer approval at the May 20, 1998 annual meeting of stockholders. These have been included in the purchase price shares since holders of approximately 76% of the Company's Common Stock have entered into an agreement with Motorola to approve the issuance of the additional shares. The purchase method of accounting for business combinations was used for the recording of the Acquisition. The operating results of ARDIS have not been included in the Company's consolidated statements of loss, since the Acquisition occurred on March 31, 1998; however, the balance sheet of ARDIS as of March 31, 1998 has been included in the consolidated balance sheet of the Company. The Company's preliminary estimate of the excess of the purchase price over the fair value of net assets acquired is $67.6 million. The Company has not specifically identified amounts to assign to certain intangibles and licenses; changes in the amounts allocated to such assets could result in changes to the amount of goodwill recorded. A preliminary amortization period of twenty years has been selected for the pro forma financial information, which is expected in all material respects to be representative of the amortization expense that will result from the ultimate allocation to the specific intangible assets.


The unaudited pro forma results give effect to (i) the Acquisition, (ii) the Offering and (iii) the New Bank Financing as if such transactions had been consummated on January 1 of each of the periods presented.

                                                     Three Months Ended
                                                          March 31,
(dollars in thousands, except per share data)        1998          1997
                                                   --------      --------
Revenues                                           $19,954         $19,513
Net loss                                          $(38,849)       $(41,257)
Loss per share                                      $(1.23)         $(1.32)
Weighted-average shares outstanding                 31,503          31,371

Net Loss Per Share
------------------

Basic and diluted loss per common share is based on the weighted-average number of shares of Common Stock outstanding during the period. Stock options and common stock purchase warrants are not reflected since their effect would be antidilutive.

Recently Adopted Accounting Pronouncements
------------------------------------------

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company adopted SFAS No. 130 during the three month period ended March 31, 1998.

SFAS No. 130 requires "comprehensive income" and the components of "other comprehensive income" to be reported in the financial statements and/or notes thereto. Since the Company does not have any components of "other comprehensive income," reported net income is the same as "total comprehensive income" for the three months ended March 31, 1997 and 1998.

SFAS No. 131 requires an entity to disclose financial and descriptive information about its reportable operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is not required for interim financial reporting purposes during 1998. The Company is in the process of assessing the additional disclosures, if any, required by SFAS No. 131. However, such adoption will not impact the Company's results of operations or financial position, since it relates only to disclosures.

Other
-----

The Company paid approximately $1.5 million and $1.1 million in the three-month periods ended March 31, 1998 and 1997, respectively, to related parties for capital assets, service-related obligations, and payments under pre-existing agreements. Payments from related parties for communication services and equipment purchases totaled $1.1 million in the three-month period ended March 31, 1998 and $471,000 million in the three-month period ended March 31, 1997. Total indebtedness to related parties as of March 31, 1998 approximated $3.1 million.

3.  Liquidity and Financing
---------------------------

$335 Million Unit Offering
--------------------------

In connection with the Acquisition, discussed above, the Company, through Acquisition Company, issued $335 million of Units (the "Units") consisting of 12 1/4% Senior Notes due 2008 (the "Notes"), and Warrants to purchase shares of Common Stock of the Company. Each Unit consists of $1,000 principal amount of Notes and one Warrant to purchase 3.75749 shares of Common Stock at an exercise price of $12.51 per share. The Warrants were valued at $8.5 million and are reflected in the balance sheet as a debt discount. A portion of the net proceeds of the sale of the Units were used to finance the Acquisition. In connection with the Notes, the Company has purchased approximately $113.0 million of pledged securities that are intended to provide for the payment of the first six interest payments on the Notes. The Company incurred approximately $15 million in costs associated with the placement of the Notes and the Acquisition. Interest payments are due semi-annually, in arrears, beginning October 1, 1998.

New Bank Financing
------------------

In connection with the Acquisition, the Company, the Acquisition Company and its subsidiaries restructured the existing $200 million Bank Financing (the "Bank Financing") to provide for two facilities: (i) the Revolving Credit Facility, a $100 million unsecured five-year reducing revolving credit facility, and (ii) the Term Loan Facility, a $100 million five-year, term loan facility with up to three additional one-year extensions subject to the lenders' approval. The Revolving Credit Facility bears an interest rate, generally, of 50 basis points above LIBOR and is unsecured, with a negative pledge on the assets of the Acquisition Company and its subsidiaries ranking pari passu with the Notes. The Revolving Credit Facility will be reduced $10 million each quarter, beginning with the quarter ending June 30, 2002, with the balance due on maturity of March 31, 2003. Borrowings under the Revolving Credit Facility are subject to certain conditions beginning in the fourth quarter of 1998. In the event the Company is unable to borrow amounts under the Revolving Credit Facility, the Company's cash needs will significantly exceed its available resources, which would have a material adverse effect on the Company. The Revolving Credit Facility ranks pari passu with the Notes. The Term Loan Facility is secured by the assets of the Company, principally its stockholdings in AMRC and the Acquisition Company, and will be effectively subordinated to the Revolving Credit Facility and the Notes. The New Bank Financing is severally guaranteed by Hughes Electronics Corporation ("Hughes"), Singapore Telecommunications Ltd. ("Singapore Telecom") and Baron Capital Partners, L.P. (the "Bank Facility Guarantors"). In exchange for the additional risks undertaken by the Bank Facility Guarantors in connection with the New Bank Financing, the Company agreed to compensate the Bank Facility Guarantors, principally in the form of 1 million additional warrants and repricing of 5.5 million warrants previously issued (together, the "Guarantee Warrants"). The Guarantee Warrants have an exercise price of $12.51 and have been valued at approximately $17.7 million. As of April 30, 1998, the Company had outstanding borrowings of $100 million of the Term Loan Facility at 6.51%, and $5.0 million under the Revolving Credit Facility at 6.1875%.

In connection with the New Bank Financing, the Company entered into an interest rate swap agreement. The swap agreement reduces the impact of interest rate increases on the Term Loan Facility. The Company paid a fee of approximately $17.9 million for the swap agreement. Under the swap agreement, the Company will receive an amount equal to LIBOR plus 50 basis points, paid on a quarterly basis, on a notional amount of $100 million until the termination date of March 31, 2001. The Company has reflected as an asset the fee paid for the swap agreement in the accompanying financial statements. The Company is exposed to a credit loss in the event of non performance by the counter party under the swap agreement. The Company does not believe there is a significant risk of non performance as the counter party to the swap agreement is a major financial institution.

Motorola Vendor Financing
-------------------------

Motorola has agreed to provide the Acquisition Company with up to $10.0 million of vendor financing (the "Vendor Financing Commitment"), which will be available to finance up to 75% of the purchase price of additional network base stations. Loans under this facility will bear interest at a rate equal to LIBOR plus 7.0% and will be guaranteed by the Company and each subsidiary of the Acquisition Company. The terms of such facility will require that amounts borrowed be secured by the equipment purchased therewith. This commitment is subject to customary conditions, including due diligence, and there can be no assurance that the facility will be obtained by the Acquisition Company on these terms or at all. No amounts were outstanding under this facility as of April 30, 1998.

The Company believes the proceeds from the issuance of the Notes, net of cash used for the Acquisition, together with the borrowings under the New Bank
Financing and the Vendor Financing Commitment, will be sufficient to fund operating losses, capital expenditures, working capital, and scheduled principal and interest payments on debt through 1998 and beyond; however, there can be no assurance that the Company's current projections regarding the timing of its ability to achieve positive operating cash flow will be accurate, and that the Company will not need additional financing in the future.

AMRC
----

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

Summarized financial information for AMRC as of March 31, 1998, and for the three months ended March 31, 1998 and 1997, and for the period from December 15, 1992 (date of inception) through March 31, 1998 is set forth below.

                                                                                December 15, 1992
                                              Three Months                           through
dollars in thousands                         Ended March 31,                         March 31,
                                             ---------------                         ---------
                                            1998         1997                           1998
                                            ----         ----                           -----
Gross sales                                $  --        $  --                          $  --
Operating expenses                         1,367           --                          2,477
Loss from operations                       1,367           --                          2,477
Interest expense                              39           --                            588
Net loss                                   1,406           --                          3,065


                                                                        As of                  As of
                                                                      March 31,             December 31,
                                                                        1998                   1997
                                                                        -----                  ----
Current assets                                                        $    --               $    --
Noncurrent assets                                                      99,194                91,933
Current liabilities                                                     4,696                82,949
Noncurrent liabilities                                                 86,921                    --
Total stockholders' equity                                              7,577                 8,983


Deferred Trade Payables
-----------------------

In the last quarter of 1997 and the first quarter of 1998, the Company arranged the financing of certain trade payables, and as of March 31, 1998, $18.1 million of deferred trade payables were outstanding at rates ranging from 6.23% to 14% and are generally payable by the end of 1998.

Purchase and Lease Agreement
----------------------------

As previously disclosed, the Company has entered into certain agreements to acquire a one-half ownership interest in TMI Communications and Company, Limited Partnership's ("TMI") satellite, MSAT-1, at a cost of $60 million payable over a five-year period, as well as entered into a five-year lease of the Company's satellite, MSAT-2, with African Continental Telecommunications Ltd. ("ACTEL") that provides for aggregate lease payments to the Company of $182.5 million. Closing under the agreements is subject to a number of conditions, including:
United States and Canadian regulatory approvals, a successful financing by ACTEL of at least $120 million, and completion of certain satellite testing, inversion and relocation activities with respect to AMSC-1. It is anticipated that the closing under both the purchase and lease agreements will occur simultaneously in the third quarter of 1998.

4. Legal and Regulatory Matters
-------------------------------

Like other mobile service providers in the telecommunications industry, the Company is subject to substantial domestic, foreign and international regulation including the need for regulatory approvals to operate and expand the Satellite Network and operate and modify subscriber equipment.

The owneship and operation of American Mobile's (MSS) system and ARDIS' ground-based two-way wireless data system are subject to the rules and regulations of the FCC, which acts under authority granted by the Communications Act and related federal laws. Among other things, the FCC allocates portions of the radio frequency spectrum to certain services and grants licenses to and regulates individual entities using that spectrum. American Mobile and ARDIS operates pursuant to various licenses granted by the FCC.

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

On June 5, 1996, the FCC waived its one-year construction requirement and granted ARDIS extensions of time to complete the buildouts of approximately 190 sites, as required to maintain previously granted licenses. As of April 30, 1998, ARDIS intends but has yet to construct 94 of these sites. The extended construction deadlines vary by site between June 27, 1998 and March 31, 1999. Failure to complete the buildouts in a timely manner could result in a loss of licenses for such sites from the FCC. In addition, at 11 of 104 uncompleted sites ARDIS is required to erect a new tower, and there is no assurance that local zoning regulations will not affect the timetable for the completion of these sites.

In 1992, a former director of American Mobile filed an Amended Complaint against the Company alleging violations of the Communications Act of 1934, as amended, and of the Sherman Act and breach of contract. The suit seeks damages for not less than $100 million trebled under the antitrust laws plus punitive damages, interest, attorneys fees and costs. In mid-1992, the Company filed its response denying all allegations. The Company's motion for summary judgment, filed on March 31, 1994, was denied on April 18, 1996. The trial in this matter has been postponed to a date to be determined in 1998. Management believes that the ultimate outcome of this matter will not be material to the Company's financial position, results of operations or cash flows.


5.  Other Matters
-----------------

At March 31, 1998, the Company had remaining contractual commitments to purchase both mobile data terminal inventory and mobile telephone inventory in the maximum amount of $6.4 million.



6.  AMSC Acquisition Company Financial Statements
-------------------------------------------------

In connection with the Acquisition and related financing discussed above, the Company formed a new wholly-owned subsidiary, AMSC Acquisition Company, Inc. ("Acquisition Company"). The Company transferred all of its inter-company notes receivables from and its rights, title and interests in AMSC Subsidiary Corporation, American Mobile Satellite Sales Corporation, and AMSC Sales Corp. Ltd. to Acquisition Company, and AMSC Acquisition Company, Inc. was the acquirer of ARDIS and the issuer of the $335 million of Senior Notes. American Mobile Satellite Corporation ("Parent") has guaranteed the Senior Notes. The Senior Notes contain covenants that, among other things, limit the ability of Acquisition Company to incur additional indebtedness, pay dividends or make other distributions, repurchase any capital stock or subordinated indebtedness, make certain investments, create certain liens, enter into certain transactions with affiliates, sell assets, enter into certain mergers and consolidations, and enter into sale and leaseback transactions.

Major differences between the financial statements of Parent and Acquisition Company include (i) as of the Acquisition, the Term Loan Facility is an obligation of Parent and, as such, the related debt and interest costs are not included in the Acquisition Company financial statements for the period ended and as of March 31, 1998, as discussed in Note 3, and (ii) certain intercompany management fees and expenses between the Parent and Acquisition Company that are not eliminated at the Acquisition Company level.

The combined condensed financial statements of Acquisition Company are set forth below.

                         AMSC Acquisition Company, Inc.
                      Combined Condensed Statements of Loss
                             (dollars in thousands)
                                   (Unaudited)


                                                    Three Months Ended
                                                         March 31,

                                                  1998              1997
                                                ---------         --------


REVENUES

       Services                                   $6,418           $4,173
       Sales of equipment                          3,604            4,532
                                                  ------           ------

       Total Revenues                             10,022            8,705


COSTS AND EXPENSES:

       Cost of service and operations              7,728            8,873
       Cost of equipment sold                      3,881            5,442
       Sales and advertising                       2,993            3,221
       General and administrative                  3,659            4,777
       Depreciation and amortization              10,689           10,463
                                                  ------           ------

       Operating Loss                            (18,928)         (24,071)


INTEREST AND OTHER  INCOME                           141              945
INTEREST EXPENSE                                 (13,826)         (11,622)
                                                 --------         --------


NET LOSS                                        $(32,613)        $(34,748)
                                                =========        =========



                         AMSC Acquisition Company, Inc.
                        Combined Condensed Balance Sheets
                             (dollars in thousands)
                                   (Unaudited)

                                                                                 March 31,    December 31,
ASSETS                                                                                1998            1997
                                                                                      ----            ----


CURRENT ASSETS:

      Cash and cash equivalents                                                    $21,279          $2,106
      Inventory                                                                     38,554          40,321
      Accounts receivable-trade, net of allowance for doubtful accounts             11,477           8,140
      Restricted cash-current portion                                               41,038              --
      Prepaid in-orbit insurance                                                     2,889           4,564
      Other current assets                                                          15,324           9,608
                                                                                   -------         -------
             Total current assets                                                  130,561          64,739

PROPERTY AND EQUIPMENT - NET                                                       280,894         250,335
GOODWILL - NET                                                                      67,616              --
RESTRICTED CASH - Non-Current                                                       72,962              --
DEFERRED CHARGES AND OTHER ASSETS - NET                                             33,823          36,722
                                                                                   -------         -------

             Total assets                                                         $585,856        $351,796
                                                                                  ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:

      Accounts payable and accrued expenses                                        $27,990         $35,825
      Obligations under capital leases due within one year                           4,133             798
      Current portion of long-term debt                                             21,932          15,254
      Other current liabilities                                                      7,626           7,520
                                                                                  --------        --------
             Total current liabilities                                              61,681          59,397


DUE TO PARENT                                                                            --        441,836



LONG-TERM LIABILITIES:

      Obligations under Bank Financing                                                  --         198,000
      Senior Notes, net of discount                                                326,510              --
      Capital lease obligations                                                     12,005           3,147
      Other long-term debt                                                           1,126           1,364
      Net assets acquired in excess of purchase price (Note 12)                      2,550           2,725
      Other long-term liabilities                                                      610             647
                                                                                  --------        --------

             Total long-term liabilities                                           342,801         205,883

             Total liabilities                                                     404,482         707,116
                                                                                   -------         -------


STOCKHOLDERS' EQUITY:                                                              181,374       (355,320)
                                                                                   -------       ---------


             Total liabilities and stockholders' equity                           $585,856        $351,796
                                                                                  ========        ========



                         AMSC Acquisition Company, Inc.
                   Combined Condensed Statements of Cash Flows
                             (dollars in thousands)
                                   (Unaudited)



                                                                     Three Months Ended
                                                                         March 31,
                                                              --------------------------------
                                                                    1998           1997
                                                                    ----           ----

CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss                                                         $(32,613)      $(35,598)
Adjustments to reconcile net loss to net cash used in
operating activities:
             Amortization of debt discount                          2,524          1,754
             Depreciation and amortization                         10,689         10,463
             Changes in assets and liabilities:
                 Inventory                                          1,986         (3,483)
                 Prepaid in-orbit insurance                         1,675          1,693
                 Trade accounts receivable                          3,744         (1,480)
                 Other current assets                                (661)         1,051
                 Accounts payable and accrued expenses            (12,182)        (9,065)
                 Deferred trade payables                            6,436             --
                 Deferred items - net                                 293             --
                                                                   -------        ------

Net cash used in operating activities                             (18,109)       (34,665)


CASH FLOWS USED IN INVESTING ACTIVITIES:

Additions to property and equipment                                (1,126)        (3,574)
Acquisition of ARDIS                                              (51,382)            --
Purchase of restricted cash securities                           (113,050)            --
                                                                 ---------        ------
Net cash used in investing activities                            (165,508)        (3,574)

CASH FLOWS FROM FINANCING ACTIVITIES:

Funding from Parent                                               (12,127)         6,590
Principal payments under capital leases                              (135)          (952)
Proceeds from Bank Financing                                        2,000         35,000
Repayment of Bank Financing                                      (100,000)            --
Proceeds from bridge financing                                     10,000             --
Repayment of bridge financing                                     (10,000)            --
Proceeds from Senior Notes                                        326,510             --
Payments on long-term debt                                             --         (3,000)
Debt issuance costs                                               (13,458)            (9)
                                                                  --------        -------

Net cash provided by  financing activities                        202,790         37,629

Net increase (decrease) in cash and cash equivalents               19,173           (610)

CASH AND CASH EQUIVALENTS, beginning of period                      2,106          2,182
                                                                 --------         -------
CASH AND CASH EQUIVALENTS, end of period                          $21,279         $1,572
                                                                 ========         =======

                           PART I-FINANCIAL STATEMENTS

                 Item 2. Management's Discussion and Analysis of
              Interim Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are identified by the use of forward-looking words or phrases including, but not limited to, "believes," "intended," "will be positioned," "expects," "expected," "estimates," "anticipates" and "anticipated." These forward-looking statements are based on the Company's current expectations. All statements other than statements of historical facts included in this Annual Report, including those regarding the Company's financial position, business strategy, projected costs and financing needs, and plans and objectives of management for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. Because forward-looking statements involve risks and uncertainties, the Company's actual results could differ materially. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Annual Report, including, without limitation, in conjunction with the forward-looking statements included in this Annual Report. These forward-looking statements represent the Company's judgment as of the date hereof and readers are cautioned not to place undue reliance on these forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Form 10-K Annual Report filed on March 31, 1998, the Form 10-K/A Amended Annual Report filed on April 15, 1998, the Current Report on Form 8-K filed on April 15, 1998, and Form 10-Q Quarterly Reports to be filed by the Company subsequent to this Form 10-Q Quarterly Report and any Current Reports on Form 8-K and registration statements filed by the Company.


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

American Mobile Satellite Corporation was incorporated in May 1988 and, until 1996, was a development stage company, engaged primarily in the design, development, construction, deployment and financing of a mobile satellite communication system. On December 31, 1997, the Company (through its newly-formed subsidiary AMSC Acquisition Company, Inc. ("Acquisition Company")), entered into a Stock Purchase Agreement (the "Purchase Agreement") with Motorola, Inc. ("Motorola"), for the acquisition (the "Acquisition") of ARDIS Company ("ARDIS"), a wholly-owned subsidiary of Motorola that owns and operates a two-way wireless data communications network. On March 3, 1998, the FCC granted consent to consummate the Acquisition. On March 31, 1998, the Acquisition and related financing were completed. See "Liquidity and Capital Resources." With the acquisition of ARDIS, the Company becomes a leading provider of nationwide wireless communications services, including data, dispatch and voice services, primarily to business customers in the United States. The Company offers a broad range of end-to-end wireless solutions utilizing a seamless network consisting of the nation's largest, most fully-deployed terrestrial wireless data network (the "ARDIS Network") and a satellite in geosynchronous orbit (the "Satellite Network") (together, the "Network").

In connection with the Acquisition, the Company and its subsidiaries entered into agreements with respect to the following financings and refinancings: (1) $335 million of Units; (2) the restructuring of its existing $200 million Revolving Credit Facility and Term Loan Facility (collectively, the "New Bank Financings"); and (3) $10 million commitment with respect to Motorola vendor financing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." Additionally, in connection with the Acquisition and related financing, the Company transferred all of its rights, title and interests in AMSC Subsidiary Corporation, American Mobile Satellite Sales Corporation, and AMSC Sales Corp. Ltd. (together, "American Mobile Subsidiaries") to Acquisition Company.

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

Management believes the period to period comparison of the Company's financial results are not necessarily meaningful and should not be relied upon as an indication of future operating performance due to the Company's historically high growth rate and the acquisition of ARDIS.


Overview
--------

Each of American Mobile and ARDIS has incurred significant operating losses and negative cash flows in each year since it commenced operations, due primarily to start-up costs, the costs of developing and building each network and the cost of developing, selling and providing its respective products and services. The Company is, and will continue to be, highly leveraged. As of March 31, 1998, the Company had indebtedness of approximately $465.7 million.

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

As of March 31, 1998, there were approximately 85,200 units on the Network.


Quarter Ended March 31, 1998 and 1997
-------------------------------------

Service revenues, which include both the Company's voice and data services, approximated $6.4 million for the quarter ended March 31, 1998 as compared to $4.2 million for the same period in 1997 and represents a 52% increase year over year. Service revenue from voice services increased 78% from approximately $1.8 million in the first quarter of 1997 to approximately $3.2 million in the comparable period of 1998. The $1.4 million increase was primarily a result of an 85% increase in voice customers during the first quarter of 1998 as compared to the comparable period in 1997. Service revenue from the Company's data services approximated $2.3 million in the first quarter of 1998, as compared to $1.6 million for the comparable quarter of 1997, an increase of $700,000 or 44%. The increase was primarily a result of a 25% increase in data units. Service revenue from capacity resellers, who handle both voice and data services, approximated $805,000 in the first quarter of 1998, as compared to $518,000 for the first quarter of 1997, an increase of $287,000 or 55%. As of March 31, 1998 and 1997, receivables relating to service revenues were $4.0 million and $3.0 million, respectively.

Revenue from the sale of mobile data terminals and mobile telephones decreased 20% from $4.5 million in the first quarter of 1997 to $3.6 million in the first quarter of 1998. The decrease was primarily attributable to reduced sales of voice products, as well as certain price reductions made in the first quarter of 1998. As of March 31, 1998 and 1997, receivables relating to equipment revenue were $2.5 million and $7.0 million respectively.

Cost of service and operations for the first quarter of 1998, which includes costs to support subscribers and to operate the Satellite Network, were $7.7 million for 1998 and $8.9 million for the same period of 1997. Cost of service and operations for the first quarter of 1998 and 1997, as a percentage of revenues, were 77% and 102%, respectively. The decrease in cost of service and operations was primarily attributable to a reduction in information technology costs affected by dramatically reducing the dependence on outside consultants, offset by increased interconnect charges associated with increased service usage.

The cost of equipment sold decreased 28% from $5.4 million in the first quarter of 1997 to $3.9 million for the same period in 1998. The dollar decrease in the cost of equipment sold is primarily attributable to (i) a corresponding decrease in voice equipment sales and (ii) the impact of the inventory valuation allowance recorded in the fourth quarter of 1997.

Sales and advertising expenses were $3.0 million in the first quarter of 1998, compared to $3.2 million for the same period in 1997. Sales and advertising expenses as a percentage of revenue were 30% in the first quarter of 1998 and 37% in the first quarter of 1997. The decrease of sales and advertising expenses was primarily attributable to a reduction in subscriber acquisition costs as the first quarter marketing and promotional initiatives were put on hold pending the Acquisition. It is anticipated that these costs will increase as the Company rolls out new marketing programs associated with the new corporate strategy.

General and administrative expenses for the first quarter of 1998 were $3.6 million, compared to $4.9 million in the first quarter of 1997. As a percentage of revenue, general and administrative expenses represented 36% in the first quarter of 1998 and 56% in the first quarter of 1997. The decrease in general and administrative expenses for 1998 compared to 1997 was primarily attributable to (i) a $775,000 reduction in personnel expenses as a result of deferred hiring decisions and (ii) a $371,000 reduction in insurance premiums, primarily related to the negotiation of better rates on certain key insurance policies.

Depreciation and amortization expense was $10.2 million and $9.9 million for the first quarter of 1998 and 1997, respectively, representing approximately 101% and 114% of revenue for the first quarter of 1998 and 1997, respectively.
 The increase in depreciation and amortization expense was attributable to depreciation on newly-acquired assets.

Interest and other income was $141,000 for the first quarter of 1998 compared to $945,000 for the same period in 1997. The decrease was a result of other income in the amount of $875,000 representing proceeds from the licensing of certain technology associated with the Satellite Network received in the first quarter of 1997, offset by a $100,000 increase in interest income earned on certain escrowed monies. The Company incurred $6.6 million of interest expense in the first quarter of 1998 compared to $4.4 million for the same period in 1997, reflecting (i) the amortization of debt discount and debt offering costs in the amount of $2.5 million in 1998, compared to $1.8 million in 1997, and (ii) higher outstanding loan balances as compared to 1997.

Interest expense in the first quarter of 1998 was significant as a result of borrowings under the Bank Financing, as well as the amortization of borrowing costs incurred in conjunction with securing the facility. It is anticipated that interest costs will continue to be significant as a result of the Bank Financing, Bridge Financing, and Acquisition, (see "Liquidity and Capital Resources").

Net capital expenditures, including additions financed through vendor financing arrangements, for the first quarter of 1998 for property and equipment were $
1.1 million compared to $1.8 million for the same period in 1997. The decrease was largely attributable to the reduction in the acquisition of assets necessary to complete the satellite network.


Liquidity and Capital Resources
-------------------------------

$335 Million Unit Offering
--------------------------

In connection with the Acquisition, discussed above, the Company, through Acquisition Company, issued $335 million of Units (the "Units") consisting of 12 1/4% Senior Notes due 2008 (the "Notes"), and Warrants to purchase shares of

Common Stock of the Company. Each Unit consists of $1,000 principal amount of Notes and one Warrant to purchase 3.75749 shares of Common Stock at an exercise price of $12.51 per share. The Warrants were valued at $8.5 million and are reflected in the balance sheet as a debt discount. A portion of the net proceeds of the sale of the Units were used to finance the Acquisition. In connection with the Notes, the Company has purchased approximately $113.0 million of pledged securities that are intended to provide for the payment of the first six interest payments on the Notes. The Company incurred approximately $15 million in costs associated with the placement of the Notes and the Acquisition. Interest payments are due semi-annually, in arrears, beginning October 1, 1998.

New Bank Financing
------------------

In connection with the Acquisition, the Company, the Acquisition Company and its subsidiaries restructured the existing $200 million Bank Financing (the "Bank Financing") to provide for two facilities: (i) the Revolving Credit Facility, a $100 million unsecured five-year reducing revolving credit facility, and (ii) the Term Loan Facility, a $100 million five-year, term loan facility with up to three additional one-year extensions subject to the lenders' approval. The Revolving Credit Facility bears an interest rate, generally, of 50 basis points above LIBOR and is unsecured, with a negative pledge on the assets of the Acquisition Company and its subsidiaries ranking pari passu with the Notes. The Revolving Credit Facility will be reduced $10 million each quarter, beginning with the quarter ending June 30, 2002, with the balance due on maturity of March 31, 2003. Borrowings under the Revolving Credit Facility are subject to certain conditions beginning in the fourth quarter of 1998. In the event the Company is unable to borrow amounts under the Revolving Credit Facility, the Company's cash needs will significantly exceed its available resources, which would have a material adverse effect on the Company. The Revolving Credit Facility ranks pari passu with the Notes. The Term Loan Facility is secured by the assets of the Company, principally its stockholdings in AMRC and the Acquisition Company, and will be effectively subordinated to the Revolving Credit Facility and the Notes. The New Bank Financing is severally guaranteed by Hughes Electronics Corporation ("Hughes"), Singapore Telecommunications Ltd. ("Singapore Telecom") and Baron Capital Partners, L.P. (the "Bank Facility Guarantors"). In exchange for the additional risks undertaken by the Bank Facility Guarantors in connection with the New Bank Financing, the Company agreed to compensate the Bank Facility Guarantors, principally in the form of 1 million additional warrants and repricing of 5.5 million warrants previously issued (together, the "Guarantor Warrants"). The Guarantee Warrants have an exercise price of $12.51 and have been valued at approximately $17.7 million. As of April 30, 1998, the Company had outstanding borrowings of $100 million of the Term Loan Facility at 6.51%, and $5.0 million under the Revolving Credit Facility at 6.1875%.

In connection with the New Bank Financing, the Company entered into an interest rate swap agreement. The swap agreement reduces the impact of interest rate increases on the Term Loan Facility. The Company paid a fee of approximately $17.9 million for the swap agreement. Under the swap agreement, the Company will receive an amount equal to LIBOR plus 50 basis points, paid on a quarterly basis, on a notional amount of $100 million until the termination date of March 31, 2001. The Company has reflected as an asset the fee paid for the swap agreement in the accompanying financial statements. The Company is exposed to a credit loss in the event of non performance by the counter party under the swap agreement. The Company does not believe there is a significant risk of non performance as the counter party to the swap agreement is a major financial institution.

Motorola Vendor Financing
-------------------------

Motorola has agreed to provide the Acquisition Company with up to $10.0 million of vendor financing (the "Vendor Financing Commitment"), which will be available to finance up to 75% of the purchase price of additional network base stations. Loans under this facility will bear interest at a rate equal to LIBOR plus 7.0% and will be guaranteed by the Company and each subsidiary of the Acquisition Company. The terms of such facility will require that amounts borrowed be secured by the equipment purchased therewith. This commitment is subject to customary conditions, including due diligence, and there can be no assurance that the facility will be obtained by the Acquisition Company on these terms or at all. No amounts were outstanding under this facility as of April 30, 1998.

The Company believes the proceeds from the issuance of the Notes, net of cash used for the Acquisition, together with the borrowings under the New Bank
Financing and the Vendor Financing Commitment, will be sufficient to fund operating losses, capital expenditures, working capital, and scheduled principal and interest payments on debt through 1998 and beyond; however, there can be no assurance that the Company's current projections regarding the timing of its ability to achieve positive operating cash flow will be accurate, and that the Company will not need additional financing in the future.

AMRC
----

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

Deferred Trade Payables
-----------------------

In the last quarter of 1997 and the first quarter of 1998, the Company arranged the financing of certain trade payables, and as of March 31, 1998, $18.1 million of deferred trade payables were outstanding at rates ranging from 6.23% to 14% and are generally payable by the end of 1998.

Purchase and Lease of Satellite
-------------------------------

As previously disclosed, the Company has entered into certain agreements to acquire a one-half ownership interest in TMI Communications and Company, Limited Partnership's ("TMI") satellite, MSAT-1, at a cost of $60 million payable over a five-year period, as well as entered into five-year lease of the Company's satellite, MSAT-2, with African Continental Telecommunications Ltd. that provides for aggregate lease payments to the Company of $182.5 million. Closing under the agreements is subject to a number of conditions, including: United States and Canadian regulatory approvals, a successful financing by ACTEL of at least $120 million, and completion of certain satellite testing, inversion and relocation activities with respect to AMSC-1. It is anticipated that the closing under both the purchase and lease agreements will occur simultaneously in the third quarter of 1998.

Other
-----

At March 31, 1998, the Company had remaining contractual commitments to purchase both mobile data terminal inventory and mobile telephone inventory approximating $6.4 million.

Cash used in operating activities for the first quarter of 1998 was $10.9 million as compared to $26.7 million for the first quarter of 1997. The decrease in cash used in operating activities was primarily attributable to (i) decreased operating losses, and (ii) decreased inventory and accounts receivable balances. Cash used by investing activities was $193.4 million for the first quarter of 1998 compared to $6.6 million during the first quarter of 1997. The increase was primarily attributable to the acquisition of ARDIS and the funding of certain escrows required in connection with the Acquisition. Cash provided by financing activities was $223.5 million during the first quarter of 1998 as compared to $32.7 million during the first quarter of 1997, reflecting (i) the proceeds from the Notes Bank, offset by (ii) the repayment of a portion of the Bank Financing and (iii) payment of financing fees associated with the acquisition of the Notes. As of March 31, 1998, the Company had $21.3 million of cash and cash equivalents and working capital of $71.4 million.

Other Matters
-------------

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company adopted SFAS No. 130 standards during the three month period ended March 31, 1998.

SFAS No. 130 requires "comprehensive income" and the components of "other comprehensive income" to be reported in the financial statements and/or notes thereto. Since the Company does not have any components of "other comprehensive income," reported net income is the same as "total comprehensive income" for the three months ended March 31, 1997 and 1998.

SFAS No. 131 requires an entity to disclose financial and descriptive information about its reportable operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is not required for interim financial reporting purposes during 1998. The Company is in the process of assessing the additional disclosures, if any, required by SFAS No. 131. However, such adoption will not impact the Company's results of operations or financial position, since it relates only to disclosures.

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

4.1       -    Indenture of AMSC Acquisition Company,  Inc., Series A and Series
               B,  12  1/4%  Senior  Notes  Due  2008,   dated  March  31,  1998
               (Incorporated by reference to Registration Statement on Form S-4 filed on even date herewith.)

4.2       -    Debt  Registration  Rights  Agreement dated March 31, 1998 by and among AMSC Acquisition  Company,  Inc., Bear, Stearns & Co. Inc.,
               J.P.  Morgan  Securities  Inc.,  TD  Securities  (USA)  Inc.  and
               BancAmerica  Robertson  Stephens,  and  guarantors  party thereto
               (Incorporated by reference to Registration Statement on Form S-4 filed on even date herewith.)

4.3       -    Unit Agreement Among American  Mobile Satellite Corporation, AMSC
               Acquisition Company, Inc. and State Street Bank and Trust Company as Unit Agent, dated March 31, 1998 (Incorporated by reference to
               Registration Statement on Form S-4 filed on even date herewith.)

4.4       -    Warrant Agreement  between American Mobile Satellite  Corporation as Issuer  and State  Street  Bank and Trust  Company  as Warrant
               Agent  dated  March  31,  1998   (Incorporated  by  reference  to
               Registration Statement on Form S-4 filed on even date herewith.)

4.5       -    Warrant Registration Rights Agreement dated March 31, 1998 By and
               Among American Mobile Satellite  Corporation and Bear,  Stearns &
               Co. Inc., J.P. Morgan  Securities  Inc.,  T.D.  Securities  (USA)
               Inc., BancAmerica Robertson Stephens (Incorporated by reference to Registration Statement on Form S-4 filed on even date herewith.)

4.6       -    Pledge  and  Security  Agreement  by and among  AMSC  Acquisition
               Company, Inc., State Street Bank and Trust Company, as Trustee and State Street Bank and Trust Company, as Collateral Agent dated March 31, 1998 (Incorporated by reference to Registration
               Statement on Form S-4 filed on even date herewith.)

10.65     -    Stock  Purchase  Agreement for the  Acquisition of Motorola ARDIS
               Acquisition,  Inc. and Motorola ARDIS,  Inc. by AMSC  Acquisition
               Company,  Inc., a Wholly-  Owned  Subsidiary  of American  Mobile
               Satellite   Corporation,   Dated   as  of   December   31,   1997
               (Incorporated by reference to Exhibit 10.65 previously filed with the Report on Form 10-K for the period ending December 31, 1997
               (File No. 0-23044)).

10.65(a)  -    Amendment  No.  1dated  March  31,  1998  to the  Stock  Purchase
               Agreement for the Acquisition of Motorola ARDIS Acquisition, Inc.
               and Motorola ARDIS,  Inc. by AMSC  Acquisition  Company,  Inc., a
               Wholly-Owned  Subsidiary of American Mobile Satellite Corporation
               (Incorporated by reference to Exhibit 4.2 to the Schedule 13D dated March 31, 1998, filed by Motorola, Inc.)

10.66     -    Participation  Rights  Agreement  by and  among  Motorola,  Inc.,
               American Mobile Satellite Corporation, and the parties listed on Schedule A, dated as of December 31, 1997 (Incorporated by reference to Exhibit 10.66 previously filed with the Report on Form 10-K for the period ending December 31, 1997 (File No.
               0-23044)).

10.67     -    Registration  Rights  Agreement  by  and  among  Motorola,  Inc.,
               American Mobile Satellite  Corporation dated as of March 31, 1998
               (Incorporated by reference to Exhibit 4.4 to the Schedule 13D dated March 31, 1998, filed by Motorola, Inc.)

10.68     -    Guaranty  Issuance  Agreement,  dated as of March 31, 1998, among
               Hughes  Electronics  Corporation,   Singapore  Telecommunications
               Ltd.,  and Baron  Capital  Partners,  L.P.  and  American  Mobile
               Satellite   Corporation  and  AMSC  Acquisition   Company,   Inc.
               (Incorporated by reference to Exhibit 1 to the Schedule 13D dated
               March  31,  1998,  filed  by  Hughes   Communications   Satellite
               Services, Inc. )

10.69     -    Warrant for the  Purchase  of Shares of Common  Stock of American
               Mobile  Satellite  Corporation,   dated  as  of  March  31,  1998
               (Incorporated by reference to Exhibit 2 to the Schedule 13D dated
               March  31,  1998,  filed  by  Hughes   Communications   Satellite
               Services, Inc. )

10.70     -    Amended and Restated  Registration Rights Agreement,  dated as of
               March 31, 1998, among American Mobile  Satellite  Corporation and
               Hughes  Electronics  Corporation,   Singapore  Telecommunications
               Ltd., and Baron Capital Partners, L.P. (Incorporated by reference to Exhibit 3 to the Schedule 13D dated March 31, 1998, filed by
               Hughes Communications Satellite Services, Inc.)

10.71     -    Amendment No. 2 to the Warrant Certificate, dated as of March 31,
               1998, by and among  American  Mobile  Satellite  Corporation  and
               Hughes  Electronics  Corporation,   Singapore  Telecommunications
               Ltd., and Baron Capital Partners, L.P. (Incorporated by reference to Exhibit 4 to the Schedule 13D dated March 31, 1998, filed by
               Hughes Communications Satellite Services, Inc. )

10.72     -    Term Credit  Agreement  dated as of March 31, 1998 among American
               Mobile  Satellite  Corporation,  Morgan Guaranty Trust Company of
               New York, Toronto Dominion (Texas), Inc. and other banks party thereto (filed herewith.)

10.73     -    Revolving  Credit Agreement dated as of March 31, 1998 among AMSC
               Acquisition Company, Inc., American Mobile Satellite Corporation,
               Morgan  Guaranty  Trust Company of New York and Toronto  Dominion
               (Texas), Inc. and other banks party thereto (filed herewith.)

11.1      -    Computations of Earning Per Common Share (filed herewith)

27.0      -    Financial Data Schedule (filed herewith)


               (b) Reports on Form 8-K:

         On April 15, 1998, the Company filed a Current Report on Form 8-K, describing in response to Item 2-Acquisition or Disposition of Assets, the acquisition of ARDIS Company from Motorola, Inc.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    AMERICAN MOBILE SATELLITE CORPORATION
                                    (Registrant)


Date: May 14, 1998                  By:/s/STEPHEN D. PECK
                                    --------------------------------------------
                                    Stephen D. Peck
                                    Vice President and Chief Financial Officer
                                    (principal financial and accounting officer)

                                  EXHIBIT INDEX



Number            Description

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

4.1       -    Indenture of AMSC Acquisition Company,  Inc., Series A and Series
               B,  12  1/4%  Senior  Notes  Due  2008,   dated  March  31,  1998
               (Incorporated by reference to Registration Statement on Form S-4 filed on even date herewith.)

4.2       -    Debt  Registration  Rights  Agreement dated March 31, 1998 by and among AMSC Acquisition  Company,  Inc., Bear, Stearns & Co. Inc.,
               J.P.  Morgan  Securities  Inc.,  TD  Securities  (USA)  Inc.  and
               BancAmerica  Robertson  Stephens,  and  guarantors  party thereto
               (Incorporated by reference to Registration Statement on Form S-4 filed on even date herewith.)

4.3       -    Unit Agreement Among American  Mobile Satellite Corporation, AMSC
               Acquisition Company, Inc. and State Street Bank and Trust Company as Unit Agent, dated March 31, 1998 (Incorporated by reference to
               Registration Statement on Form S-4 filed on even date herewith.)

4.4       -    Warrant Agreement  between American Mobile Satellite  Corporation as Issuer  and State  Street  Bank and Trust  Company  as Warrant
               Agent  dated  March  31,  1998   (Incorporated  by  reference  to
               Registration Statement on Form S-4 filed on even date herewith.)

4.5       -    Warrant Registration Rights Agreement dated March 31, 1998 By and
               Among American Mobile Satellite  Corporation and Bear,  Stearns &
               Co. Inc., J.P. Morgan  Securities  Inc.,  T.D.  Securities  (USA)
               Inc., BancAmerica Robertson Stephens (Incorporated by reference to Registration Statement on Form S-4 filed on even date herewith.)

4.6       -    Pledge  and  Security  Agreement  by and among  AMSC  Acquisition
               Company, Inc., State Street Bank and Trust Company, as Trustee and State Street Bank and Trust Company, as Collateral Agent dated March 31, 1998 (Incorporated by reference to Registration
               Statement on Form S-4 filed on even date herewith.)

10.65     -    Stock  Purchase  Agreement for the  Acquisition of Motorola ARDIS
               Acquisition,  Inc. and Motorola ARDIS,  Inc. by AMSC  Acquisition
               Company,  Inc., a Wholly-  Owned  Subsidiary  of American  Mobile
               Satellite   Corporation,   Dated   as  of   December   31,   1997
               (Incorporated by reference to Exhibit 10.65 previously filed with the Report on Form 10-K for the period ending December 31, 1997
               (File No. 0-23044)).

10.65(a)  -    Amendment  No.  1dated  March  31,  1998  to the  Stock  Purchase
               Agreement for the Acquisition of Motorola ARDIS Acquisition, Inc.
               and Motorola ARDIS,  Inc. by AMSC  Acquisition  Company,  Inc., a
               Wholly-Owned  Subsidiary of American Mobile Satellite Corporation
               (Incorporated by reference to Exhibit 4.2 to the Schedule 13D dated March 31, 1998, filed by Motorola, Inc.)

10.66     -    Participation  Rights  Agreement  by and  among  Motorola,  Inc.,
               American Mobile Satellite Corporation, and the parties listed on Schedule A, dated as of December 31, 1997 (Incorporated by reference to Exhibit 10.66 previously filed with the Report on Form 10-K for the period ending December 31, 1997 (File No.
               0-23044)).

10.67     -    Registration  Rights  Agreement  by  and  among  Motorola,  Inc.,
               American Mobile Satellite  Corporation dated as of March 31, 1998
               (Incorporated by reference to Exhibit 4.4 to the Schedule 13D dated March 31, 1998, filed by Motorola, Inc.)

10.68     -    Guaranty  Issuance  Agreement,  dated as of March 31, 1998, among
               Hughes  Electronics  Corporation,   Singapore  Telecommunications
               Ltd.,  and Baron  Capital  Partners,  L.P.  and  American  Mobile
               Satellite   Corporation  and  AMSC  Acquisition   Company,   Inc.
               (Incorporated by reference to Exhibit 1 to the Schedule 13D dated
               March  31,  1998,  filed  by  Hughes   Communications   Satellite
               Services, Inc. )

10.69     -    Warrant for the  Purchase  of Shares of Common  Stock of American
               Mobile  Satellite  Corporation,   dated  as  of  March  31,  1998
               (Incorporated by reference to Exhibit 2 to the Schedule 13D dated
               March  31,  1998,  filed  by  Hughes   Communications   Satellite
               Services, Inc. )

10.70     -    Amended and Restated  Registration Rights Agreement,  dated as of
               March 31, 1998, among American Mobile  Satellite  Corporation and
               Hughes  Electronics  Corporation,   Singapore  Telecommunications
               Ltd., and Baron Capital Partners, L.P. (Incorporated by reference to Exhibit 3 to the Schedule 13D dated March 31, 1998, filed by
               Hughes Communications Satellite Services, Inc.)

10.71     -    Amendment No. 2 to the Warrant Certificate, dated as of March 31,
               1998, by and among  American  Mobile  Satellite  Corporation  and
               Hughes  Electronics  Corporation,   Singapore  Telecommunications
               Ltd., and Baron Capital Partners, L.P. (Incorporated by reference to Exhibit 4 to the Schedule 13D dated March 31, 1998, filed by
               Hughes Communications Satellite Services, Inc. )

10.72     -    Term Credit  Agreement  dated as of March 31, 1998 among American
               Mobile  Satellite  Corporation,  Morgan Guaranty Trust Company of
               New York, Toronto Dominion (Texas), Inc. and other banks party thereto (filed herewith.)

10.73     -    Revolving  Credit Agreement dated as of March 31, 1998 among AMSC
               Acquisition Company, Inc., American Mobile Satellite Corporation,
               Morgan  Guaranty  Trust Company of New York and Toronto  Dominion
               (Texas), Inc. and other banks party thereto (filed herewith.)

11.1      -    Computations of Earning Per Common Share (filed herewith)

27.0      -    Financial Data Schedule (filed herewith)