Form 10-Q
period 1998-06-30
AMERICAN MOBILE SATELLITE CORP
filed 1998-08-14
CIK 913665

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998
                         Commission file number 0-23044

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares of Common Stock outstanding at July 31, 1998: 32,129,163

                          PART I--FINANCIAL INFORMATION

                          Item 1. Financial Statements

             AMERICAN MOBILE SATELLITE CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENTS OF LOSS
                      (in thousands, except per share data)
                                   (Unaudited)



                                                         Three Months Ended                 Six Months Ended
                                                               June 30,                          June 30,
                                                       1998             1997              1998             1997
                                                    ----------        ---------         ---------       ---------
REVENUES
   Services                                           $16,670           $4,979           $23,088          $9,132
   Sales of equipment                                   5,740            5,774             9,344          10,306
                                                    ----------        ---------         ---------       ---------
   Total Revenue                                       22,410           10,753            32,432          19,438

COSTS AND EXPENSES
   Cost of service and operations                      16,918            8,201            24,646          17,074
   Cost of equipment sold                               5,415            7,140             9,296          12,582
   Sales and advertising                                4,711            3,059             7,733           6,280
   General and administrative                           5,773            2,937             9,404           7,805
   Depreciation and amortization                       14,457           11,083            24,620          21,020
                                                       ------           ------            ------          ------
   Operating Loss                                     (24,864)         (21,667)          (43,267)        (45,323)

INTEREST EXPENSE                                      (15,706)          (5,281)          (22,344)         (9,651)
INTEREST AND OTHER INCOME                               1,607              106             1,748           1,051
EQUITY IN LOSS OF AMRC                                     --               --              (342)             --
                                                       ------           ------            ------          ------

NET LOSS                                             ($38,963)        ($26,842)         ($64,205)       ($53,923)
                                                    ==========        =========         =========       =========

BASIC AND DILUTED NET LOSS PER SHARE OF
COMMON STOCK                                           ($1.23)          ($1.07)           ($2.25)         ($2.15)
                                                    ==========        =========         =========       =========

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING DURING THE PERIOD (000'S)                  31,719           25,120            28,502          25,115
                                                    ==========        =========         =========       =========


See notes to consolidated financial statements.

                          PART I-FINANCIAL INFORMATION
                    Item 1. Financial Statements (continued)
             AMERICAN MOBILE SATELLITE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)


                                                            June 30,           December 31,
                                                              1998                1997
                                                              ----                ----
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                 $8,944               $2,106
   Inventory                                                 37,887               40,321
   Accounts receivable-trade, net                            13,279                8,140
   Restricted cash-current portion                           41,038                   --
   Prepaid in-orbit insurance                                 1,993                4,564
   Other current assets                                      20,602                9,608
                                                             ------                -----
   Total current assets                                     123,743               64,739

PROPERTY AND EQUIPMENT - NET                                265,788              233,174
GOODWILL AND INTANGIBLES - NET                               54,347                   --
DEFERRED CHARGES AND OTHER ASSETS                            34,554               13,534
RESTRICTED CASH - NON-CURRENT                                83,970                   --
                                                             ------             --------
   Total assets                                            $562,402             $311,447
                                                           ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                    $40,725              $35,861
   Obligations under capital leases due within one year       3,687                  798
   Current portion of long-term debt                          3,006               15,254
   Other current liabilities                                  7,673                7,520
                                                              -----                -----
   Total current liabilities                                 55,091               59,433
LONG-TERM LIABILITIES:
   Obligations under Bank Financing                         122,000              198,000
   Obligations under Senior Notes, net of discount          326,722                   --
   Capital lease obligations                                 10,163                3,147
   Net assets acquired in excess of purchase price            2,376                2,725
   Other long-term debt                                       1,003                1,364
   Other long-term liabilities                                  563                  647
                                                            -------              -------
   Total long-term liabilities                              462,827              205,883
                                                            -------              -------
   Total liabilities                                        517,918              265,316
                                                            -------              -------
STOCKHOLDERS' EQUITY
   Preferred Stock, par value $0.01;  no shares issued           --                   --
   Common Stock, voting, par value $0.01                        318                  252
   Additional paid-in capital                               502,228              451,892
   Common Stock purchase warrants                            62,547               36,338
   Unamortized guarantee warrants                           (37,640)             (23,586)
   Retained loss                                           (482,969)            (418,765)
                                                           ---------            ---------
   Total stockholders' equity                                44,484               46,131
                                                             ------            ---------
   Total liabilities and stockholders' equity              $562,402             $311,447
                                                           ========             ========

See notes to consolidated financial statements.

                          PART I-FINANCIAL INFORMATION

             AMERICAN MOBILE SATELLITE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                                          Six Months Ended
                                                                               June 30
                                                                      ------------------------

                                                                           1998        1997

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                ($64,205)    ($53,923)
Adjustments to reconcile net loss to net cash used
in operating activities:
  Amortization of guarantee warrants, debt discount and issuance costs     5,877        4,297
  Depreciation and amortization                                           24,220       21,020
  Equity in loss from AMRC                                                   341           --
  Amortization of interest rate swap                                       1,491           --
  Changes in assets and liabilities:
     Inventory                                                             1,889       (7,426)
     Prepaid in-orbit insurance                                            2,571        3,387
     Trade accounts receivable                                             1,941       (2,142)
     Other current assets                                                     67        5,565
     Accounts payable and accrued expenses                                 1,245       (8,558)
     Deferred trade payables                                              (7,680)          --
     Deferred items - net                                                   (124)         285
                                                                        ---------    ---------
Net cash used in operating activities                                    (32,367)     (37,495)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment                                       (5,558)      (5,804)
Acquisition of ARDIS                                                     (51,440)          --
Purchase of long-term, restricted cash securities                       (141,899)          --
Investment in AMRC                                                            --       (1,500)
                                                                       ----------    ---------
Net cash used in investing activities                                   (198,897)      (7,304)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Common Stock                                       236          141
Principal payments under capital leases                                   (1,234)      (1,882)
Proceeds from Bank Financing                                              24,000           --
Repayment of Bank Financing                                             (100,000)          --
Proceeds from bridge financing                                            10,000           --
Repayment of bridge financing                                            (10,000)          --
Proceeds from Senior Notes and Warrants                                  335,000           --
Payments on long-term debt                                                (4,933)      (5,225)
Proceeds from long-term debt                                                  --       53,000
Debt issuance costs                                                      (14,967)        (611)
                                                                         --------      -------
Net cash provided by financing activities                                238,102       45,423

Net increase (decrease) in cash and cash equivalents                       6,838          624

CASH AND CASH EQUIVALENTS, beginning of period                             2,106        2,182
                                                                          ------       ------


CASH AND CASH EQUIVALENTS, end of period                                  $8,944       $2,806
                                                                          ======       ======


See notes to consolidated financial statements.


                          PART I-FINANCIAL INFORMATION

                    Item 1. Financial Statements (continued)
             AMERICAN MOBILE SATELLITE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1998
                                   (Unaudited)


1. Organization and Business
   -------------------------

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

On March 31, 1998 the Company (through its newly-formed, wholly-owned subsidiary, AMSC Acquisition Company, Inc. ("Acquisition Company")) acquired ARDIS Company ("ARDIS"), a wholly-owned subsidiary of Motorola Inc. that owns and operates a two-way wireless data communications network, for a purchase price of approximately $50 million in cash and $50 million in the Company's Common Stock and warrants (the "Purchase Price"). The Company, through the acquisition of ARDIS, becomes a nationwide provider of wireless communications services, including data, dispatch, and voice services, primarily to business customers in the United States.

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

2.  Significant Accounting Policies
    -------------------------------

Basis of Presentation
The unaudited consolidated condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the Company believes that the disclosures made are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1997 Annual Report on Form 10-K

The consolidated balance sheet as of June 30, 1998, and the consolidated statements of loss and cash flows for the three months and six months ended June 30, 1998 and 1997, have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, result of operations and cash flows at June 30, 1998, and for all periods presented have been made. The balance sheet at December 31, 1997 has been taken from the audited financial statements.


Acquisition
-----------

The Company acquired ARDIS for a purchase price of approximately $50 million in cash and $50 million in the Company's Common Stock (the "Purchase Price"). Approximately 1.5 million of the shares that were issuable to Motorola (representing approximately $11.5 million) were contingent upon stockholder approval at the May 20, 1998 annual meeting of shareholders. Such approval was duly received and the remaining shares issued. The purchase method of accounting for business combinations was used for the recording of the acquisition. The operating results of ARDIS have only been included in the Company's consolidated statements of loss from the date of acquisition. The Company's preliminary estimate of the excess of the purchase price over the fair market value of net assets acquired is $54.3 million. The Company has not yet specifically identified amounts to assign to certain intangibles and licenses; changes in the amounts allocated to such assets could result in changes to the amount of goodwill recorded. A preliminary amortization period of twenty years has been selected, which is expected in all material respects to be representative of the amortization expense that will result from the ultimate allocation to the specific intangible assets.

The unaudited pro forma results give effect to (i) the Acquisition, (ii) the Offering and (iii) the New Bank Financing as if such transactions had been consummated on January 1 of each of the periods presented.


                                                      Six Months Ended
                                                           June 30,
(dollars in thousands, except per share data)        1998           1997
                                                     ----           ----

Revenues                                           $42,364        $41,239
Net loss                                          ($77,812)      ($81,770)
Loss per share                                      ($2.45)        ($2.58)
Weighted-average shares outstanding                 31,708         31,636


Net Loss Per Share
------------------

Basic and diluted loss per common share is based on the weighted-average number of shares of Common Stock outstanding during the period. Stock options and common stock purchase warrants are not reflected since their effect would be antidilutive.

Recently Adopted Accounting Pronouncements
------------------------------------------

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company adopted both of these standards during the six month period ended June 30, 1998.

SFAS No. 130 requires "comprehensive income" and the components of "other comprehensive income" to be reported in the financial statements and/or notes thereto. Since the Company does not have any components of "other comprehensive income," reported net income is the same as "total comprehensive income" for the three months and six months ended June 30, 1997 and 1998.

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

Other
-----

The Company paid approximately $9.4 million and $1.6 million in the six-month periods ended June 30, 1998 and 1997, respectively, to related parties for capital assets, service-related obligations, and payments under financing agreements. Payments from related parties for communication services and equipment purchases totaled $2.5 million in the six-month period ended June 30, 1998 and $1.2 million in the six-month period ended June 30, 1997. Total indebtedness to related parties as of June 30, 1998 approximated $1.3 million.

3.  Liquidity and Financing
    -----------------------

$335 Million Unit Offering
--------------------------

In connection with the acquisition of ARDIS, discussed above, the Company issued $335 million of Units (the "Units") consisting of 12 1/4% Senior Notes due 2008 (the "Notes"), and Warrants to purchase shares of Common Stock of the Company. Each Unit consists of $1,000 principal amount of Notes and one Warrant to purchase 3.75749 shares of Common Stock at an exercise price of $12.51 per share. A value of $8.5 million was assigned to the Warrants and is reflected in the balance sheet as a debt discount. A portion of the net proceeds of the sale of the Units were used to finance the Acquisition. In connection with the Notes, the Company has purchased approximately $112.3 million of pledged securities that are intended to provide for the payment of the first six interest payments on the Notes. The Company incurred approximately $15 million in costs associated with the placement of the Notes and the Acquisition.

Interest payments are due semi-annually, in arrears, beginning October 1, 1998.

Acquisition Company consummated its offer to exchange up to $335 million aggregate principal amount of its registered 12 1/4 percent Senior Notes (due 2008, Series B) (the "New Notes") for outstanding unregistered 12 1/4 percent Senior Notes (due 2008, Series A) (the "Old Notes"). The exchange expired at 5:00 p.m. (New York City time) on Friday, August 7, 1998. Holders tendered for exchange $334.75 million aggregate principal amount of the Old Notes as of the expiration of the offer. The Old Notes tendered for exchange constituted 99.93% of the Old Notes outstanding.

The Notes contain covenants that, among other things, limit the ability of Acquisition Company, Inc. and its Subsidiaries to incur additional indebtedness, pay dividends or make other distributions, repurchase any capital stock or subordinated indebtedness, make certain investments, create certain liens, enter into certain transactions with affiliates, sell assets, enter into certain mergers and consolidations, and enter into sale and leaseback transactions.


New Bank Financing
------------------

In connection with the Acquisition, the Company, the Acquisition Company and its subsidiaries restructured the existing $200 million Bank Financing (the "Bank Financing") to provide for two facilities: (i) the Revolving Credit Facility, a $100 million unsecured five-year reducing revolving credit facility, and (ii) the Term Loan Facility, a $100 million five-year, term loan facility with up to three additional one-year extensions subject to the lenders' approval. The Revolving Credit Facility bears an interest rate, generally, of 50 basis points above LIBOR and is unsecured, with a negative pledge on the assets of the Acquisition Company and its subsidiaries ranking pari passu with the Notes. The Revolving Credit Facility will be reduced $10 million each quarter, beginning with the quarter ending June 30, 2002, with the balance due on maturity of March 31, 2003. Borrowings under the Revolving Credit Facility are subject to certain conditions beginning in the fourth quarter of 1998. In the event the Company is unable to borrow amounts under the Revolving Credit Facility, the Company's cash needs will significantly exceed its available resources, which would have a material adverse effect on the Company. The revolving Credit Facility ranks pari passu with the Notes. The Term Loan Facility is secured by the assets of the Company, principally its stockholdings in AMRC and the Acquisition Company, and will be effectively subordinated to the Revolving Credit Facility and the Notes. The New Bank Financing is severally guaranteed by Hughes Electronics Corporation ("Hughes"), Singapore Telecommunications Ltd. ("Singapore Telecom") and Baron Capital Partners, L.P. (the "Bank Facility Guarantors"). In exchange for the additional risks undertaken by the Bank Facility Guarantors in connection with the New Bank Financing, the Company agreed to compensate the Bank Facility Guarantors, principally in the form of 1 million additional warrants and re-pricing of 5.5 million warrants previously issued (together, the "Guarantee Warrants"). The Guarantee Warrants have an exercise price of $12.51 and have been valued at approximately $17.7 million. As of July 31, 1998, the Company had outstanding borrowings of $100 million of the Term Loan Facility at 6.1875%, and $27 million under the Revolving Credit Facility at 6.1875%.

In connection with the New Bank Financing, the Company entered into an interest rate swap agreement, with an implied annual rate of 6.51%. The swap agreement reduces the impact of interest rate increases on the Term Loan Facility. The Company paid a fee of approximately $17.9 million for the swap agreement. Under the swap agreement, the Company will receive an amount equal to LIBOR plus 50 basis points, paid on a quarterly basis, on a notional amount of $100 million until the termination date of March 31, 2001. The Company has reflected as an asset the unamortized fee paid for the swap agreement in the accompanying financial statements. The Company is exposed to a credit loss in the event of non performance by the counter party under the swap agreement. The Company does not believe there is a significant risk of non performance as the counter party to the swap agreement is a major financial institution.


Motorola Vendor Financing
-------------------------

Motorola has entered into an agreement with a subsidiary of Acquisition Company, the ARDIS Company, to provide up to $10 million of vendor financing (the "Vendor Financing Commitment"), which will be available to finance up to 75% of the purchase price of additional network base stations. Loans under this facility will bear interest at a rate equal to LIBOR plus 7.0% and will be guaranteed by the Company and each subsidiary of the Acquisition Company. The terms of the facility require that amounts borrowed be secured by the equipment purchased therewith. No amounts were outstanding under this facility as of July 31, 1998.

Financing Summary
-----------------

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

Summarized unaudited financial information for AMRC as of June 30, 1998, and for the six month periods ended June 30, 1998 and 1997, and for the period from December 15, 1992 (date of inception) through June 30, 1998 is set forth below.



                                                                                December 15, 1992
                                                      Six Months                     through
dollars in thousands                                Ended June 30,                   June 30,
                                                    --------------                   --------
                                                     (unaudited)                   (unaudited)

                                                 1998            1997                  1998
                                                 ----            ----                  ----
Gross sales                                    $   --          $   --                $   --
Operating expenses                              8,132              51                 9,242
Loss from operations                            8,132              51                 9,242
Interest expense                                 ----             219                   549
Net loss                                        8,132             270                 9,791



                                                                                      As of
                                                            As of June 30,         December 31,
                                                                 1998                  1997
                                                                 ----                  ----
                                                              (unaudited)           (unaudited)

Current assets                                               $    598               $    --
Noncurrent assets                                             114,929                91,933
Current liabilities                                           108,584                82,949
Noncurrent liabilities                                          6,091                    --
Total stockholders' equity                                        852                 8,983



Deferred Trade Payables
-----------------------

In the last quarter of 1997 and the first quarter of 1998, the Company arranged the financing of certain trade payables, and as of June 30, 1998, $4.0 million of deferred trade payables were outstanding at rates ranging from 6.23% to 12% and are generally payable by the end of 1998.

Purchase and Lease Agreement
----------------------------

As previously disclosed, the Company has entered into certain agreements to acquire a one-half ownership interest in TMI Communications and Company, Limited Partnership's ("TMI") satellite, MSAT-1, at a cost of $60 million payable over a five-year period, as well as entered into a five-year lease of the Company's satellite, MSAT-2, with African Continental Telecommunications Ltd. that provides for aggregate lease payments to the Company of $182.5 million. Closing under the agreements is subject to a number of conditions, including: a successful financing by ACTEL of at least $120 million and completion of certain satellite testing, inversion and relocation activities with respect to AMSC-1.
 It is anticipated that the closing under both the purchase and lease agreements will occur simultaneously in the third quarter of 1998.

Other
-----

On July 2, 1998, American Mobile filed an application for authority to launch and operate its second-generation mobile satellite system. This satellite is intended to support the Company's existing satellite services and also allow the provision of an expanded array of services, such as higher data rate services and services to lower-power terminals. There can be no assurance that the FCC will grant this application. If the Company proceeds with deployment of this second-generation satellite system, the Company would be required to raise substantial additional capital to finance this project.

4. Legal and Regulatory Matters
   ----------------------------

Like other mobile service providers in the telecommunications industry, the Company is subject to substantial domestic, foreign and international regulation including the need for regulatory approvals to operate and expand the Satellite Network and operate and modify subscriber equipment.

The ownership and operation of American Mobile's MSS system and ARDIS' ground-based two-way wireless data system are subject to the rules and regulations of the FCC, which acts under authority granted by the Communications Act and related federal laws. Among other things, the FCC allocates portions of the radio frequency spectrum to certain services and grants licenses to and regulates individual entities using the spectrum. American Mobile and ARDIS operate pursuant to various licenses granted by the FCC.

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

There are applications now pending before the FCC to use the Inmarsat system and TMI's Canadian-licensed system, both of which operate in the MSS L-band and have satellite footprints covering the United States, to provide service in the United States. American Mobile has opposed these filings. In addition to providing additional competition to American Mobile, a grant of domestic authority by the FCC to use any of these foreign systems may increase the demand by these systems for spectrum in the international coordination process and could adversely affect American Mobile's ability to coordinate its spectrum access.

On July 20, 1998, the International Bureau of the FCC granted an application for Special Temporary Authority to use TMI's space segment to conduct market tests in the U.S. for the next six months using up to 500 mobile terminals. American Mobile has asked the full Commission to review this decision and stay the effectiveness of the temporary authorization. There can be no assurance that the FCC will stay the effectiveness of this decision or rescind the International Bureau's grant of Special Temporary Authority.

American Mobile is authorized to build, launch, and operate three geosynchronous satellites in accordance with a specific schedule. American Mobile is not in compliance with the schedule for commencement and construction of its second and third satellites and has petitioned the FCC for changes to the schedule. Certain of these extension requests have been opposed by third parties. The FCC has not acted on American Mobile's requests. The FCC has the authority to revoke the authorizations for the second and third satellites and in connection with such revocation could exercise its authority to rescind American Mobile's license. American Mobile believes that the exercise of such authority to rescind the license is unlikely. The term of the license for each of American Mobile's three authorized satellites is ten years, beginning when American Mobile certifies that the respective satellite is operating in compliance with American Mobile's license. The ten-year term of MSAT-2 began August 21, 1995. Although American Mobile anticipates that the authorization to MSAT-2 is likely to be extended in due course to correspond to the useful life of the satellite and a new license granted for any replacement satellites, there is no assurance of such extension or grants.

On July 2, 1998, American Mobile filed an application for authority to launch and operate its second-generation mobile satellite system. This satellite is intended to support the Company's existing satellite services and, also, allow the provision of an extended array of services, such as higher data rate services and services to lower-power terminals. There is no guarantee that the FCC will grant this application. The filing of the application does not commit the Company to expend any resources toward this project; however, should the Company decide to proceed with the construction of the follow-on satellite, the Company would be required to raise substantial additional capital to fund this project.

As a provider of interstate telecommunications services, the Company is required to contribute to the FCC's universal service fund for certain of its services, which supports the provision of telecommunication services to high-cost areas, and establishes funding mechanisms to support the provision of service to schools, libraries and rural health care providers. The regulation became effective on January 1, 1998. This cost generally is not borne by the Company, but passed on to its customers.

On June 5, 1996,  the FCC  waived  its  one-year  construction  requirement  and granted ARDIS extensions of time to complete buildouts of approximately 190 sites, as required to maintain previously granted licenses. The extended construction deadlines vary by site until March 31, 1999. While management believes that all buildouts will continue to be completed in a timely manner, there can be no assurances that future delays will not occur. Failure to complete the buildouts in a timely manner could result in a loss of licenses for such sites from the FCC.

In 1992, a former director of American Mobile filed an Amended Complaint against the Company alleging violations of the Communications Act of 1934, as amended, and of the Sherman Act and breach of contract. The suit seeks damages for not less than $100 million trebled under the antitrust laws plus punitive damages, interest, attorneys fees and costs. In mid-1992, the Company filed its response denying all allegations. The Company's motion for summary judgment, filed on March 31, 1994, was denied on April 18, 1996. The trial in this matter is currently scheduled for late 1998. Management believes that the ultimate outcome of this matter will not be material to the Company's financial position, results of operations or cash flows.


5.  Other Matters
    -------------

At June 30, 1998, the Company had remaining contractual commitments to purchase both mobile data terminal inventory and mobile telephone inventory in the maximum amount of $3.6 million over the next year. Additionally, the Company had remaining contractual commitments in the amount of $1.7 million for the development of certain next generation data terminal inventory. Contingent upon the successful research and development efforts, the Company would have additional contractual commitments for mobile communications data terminal inventory in the amount of $31.2 million over a three-year period. The Company has the right to terminate the research and development and inventory commitment by paying cancellation fees of between $1 million and $2.5 million, depending on when the termination option is exercised during the term of the contract.

6.  AMSC Acquisition Company Financial Statements
    ---------------------------------------------

In connection with the Acquisition and related financing discussed above, the Company formed a new wholly-owned subsidiary, AMSC Acquisition Company, Inc. The Company transferred all of its inter-company notes receivables and its rights, title and interests in AMSC Subsidiary Corporation, American Mobile Satellite Sales Corporation, and AMSC Sales Corp. Ltd. (together with ARDIS, the "Subsidiaries") to AMSC Acquisition Company, Inc., and AMSC Acquisition Company, Inc. was the acquirer of ARDIS and the issuer of the $335 million of Senior Notes. American Mobile Satellite Corporation ("Parent") is a guarantor of the Senior Notes. The Senior Notes contain covenants that, among other things, limit the ability of Acquisition Company, Inc. and its Subsidiaries to incur additional indebtedness, pay dividends or make other distributions, repurchase any capital stock or subordinated indebtedness, make certain investments, create certain liens, enter into certain transactions with affiliates, sell assets, enter into certain mergers and consolidations, and enter into sale and leaseback transactions.

Acquisition Company is a holding company with no material operations. It holds the Senior Notes and Revolving Credit Facility, both of which are fully and unconditionally guaranteed on a joint and several basis by all of its Subsidiaries.

Separate company financial statements for AMSC Acquisition Company, Inc. have not been prepared, as management believes the differences between the two statements to be immaterial, and therefore not material information to the investors.

Major differences between the financial statements of Parent and Acquisition Company include (i) the Term Loan Facility which, as of the Acquisition, is an obligation of Parent and, as such, the related debt and interest costs are not included in the Acquisition Company financial statements for the periods ended and as of June 30, 1998, as discussed in Note 3, and (ii) certain immaterial intercompany management fees and expenses between the Parent and Acquisition Company are not eliminated at the Acquisition Company level.

The combined condensed financial statements of Acquisition Company are set forth below.

                         AMSC Acquisition Company, Inc.
                    Consolidated Condensed Statements of Loss
                             (dollars in thousands)
                                   (Unaudited)


                                                          Three Months Ended               Six Months Ended
                                                                June 30,                        June 30,

                                                           1998           1997             1998              1997
                                                          ------         -------          -------        --------


REVENUES

       Services                                           $16,670        $4,979            $23,088           $9,132
       Sales of equipment                                   5,740         5,774              9,344           10,306
                                                           ------        ------             ------           ------

       Total Revenues                                      22,410        10,753             32,432           19,438


COSTS AND EXPENSES:

       Cost of service and operations                      16,918         8,201             24,646           17,074
       Cost of equipment sold                               5,415         7,123              9,296           12,565
       Sales and advertising                                4,693         3,042              7,686            6,263
       General and administrative                           5,807         2,858              9,466            7,635
       Depreciation and amortization                       14,457        11,609             25,146           22,072
                                                          -------       -------           --------         --------

       Operating Loss                                     (24,880)      (22,080)           (43,808)         (46,171)


INTEREST AND OTHER  INCOME                                  1,491            86              1,632            1,031
INTEREST EXPENSE                                          (12,793)      (12,650)           (26,619)         (24,272)
                                                          --------      --------           --------         --------


NET LOSS                                                 $(36,182)     $(34,644)          $(68,795)        $(69,412)
                                                         =========     =========          =========        =========


                         AMSC Acquisition Company, Inc.
                      Consolidated Condensed Balance Sheets
                             (dollars in thousands)
                                   (Unaudited)


                                                                                 June 30,     December 31,
ASSETS                                                                            1998            1997
                                                                                  ----            ----


CURRENT ASSETS:

   Cash and cash equivalents                                                     $8,944          $2,106
   Inventory                                                                     37,887          40,321
   Accounts receivable-trade, net of allowance for doubtful accounts             13,279           8,140
   Restricted cash-current portion                                               41,038              --
   Prepaid in-orbit insurance                                                     1,993           4,564
   Other current assets                                                          14,638           9,608
                                                                                --------        -------
      Total current assets                                                      117,779          64,739

PROPERTY AND EQUIPMENT - NET                                                    282,422         250,335
GOODWILL AND INTANGIBLE - NET                                                    54,347              --
RESTRICTED CASH - Non-Current                                                    63,157              --
DEFERRED CHARGES AND OTHER ASSETS - NET                                          49,371          36,722
                                                                                --------        -------

       Total assets                                                            $567,076        $351,796
                                                                               =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:

   Accounts payable and accrued expenses                                        $40,644         $35,825
   Obligations under capital leases due within one year                           3,687             798
   Current portion of long-term debt                                              3,006          15,254
   Other current liabilities                                                      7,673           7,520
                                                                                --------        --------
      Total current liabilities                                                  55,010          59,397


DUE TO PARENT                                                                        --         441,836



LONG-TERM LIABILITIES:

   Obligations under Bank Financing                                              22,000         198,000
   Senior Notes, net of discount                                                326,722              --
   Capital lease obligations                                                     10,163           3,147
   Other long-term debt                                                           1,003           1,364
   Net assets acquired in excess of purchase price                                2,376           2,725
   Other long-term liabilities                                                      563             647
                                                                                --------        --------

      Total long-term liabilities                                               362,827         205,883

      Total liabilities                                                         417,837         707,116
                                                                                --------        -------


STOCKHOLDERS' EQUITY                                                            149,239        (355,320)
                                                                                --------       ---------


      Total liabilities and stockholders' equity                               $567,076        $351,796
                                                                               ==========      ========


                         AMSC Acquisition Company, Inc.
                 Consolidated Condensed Statements of Cash Flows
                             (dollars in thousands)
                                   (Unaudited)



                                                                      Six Months Ended
                                                                          June 30,
                                                                ------------------------------
                                                                          1998           1997
                                                                      --------      ---------

CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss                                                              $(68,795)       ($69,412)
Adjustments to reconcile net loss to net cash used in
operating activities:
             Amortization of debt discount                               5,318           4,297
             Depreciation and amortization                              24,747          22,072
             Changes in assets and liabilities:
                 Inventory                                               1,889          (7,426)
                 Prepaid in-orbit insurance                              2,571           3,387
                 Trade accounts receivable                               1,941          (2,142)
                 Other current assets                                      (48)          5,565
                 Accounts payable and accrued expenses                   1,201          (8,536)
                 Deferred trade payables                                (7,680)             --
                 Deferred items - net                                     (124)            305
                                                                          -----         -------

Net cash used in operating activities                                  (38,980)        (51,890)


CASH FLOWS USED IN INVESTING ACTIVITIES:

Additions to property and equipment                                     (5,558)         (5,804)
Acquisition of ARDIS                                                   (51,440)             --
Purchase of long-term restricted cash securities                      (113,747)             --
                                                                      ---------        -------

Net cash used in investing activities                                 (170,745)         (5,804)

CASH FLOWS FROM FINANCING ACTIVITIES:

Funding (to) from Parent                                               (21,303)         13,035
Principal payments under capital leases                                 (1,234)         (1,882)
Proceeds from Bank Financing                                            24,000          53,000
Repayment of Bank Financing                                           (100,000)             --
Proceeds from bridge financing                                          10,000              --
Repayment of bridge financing                                          (10,000)             --
Proceeds from Senior Notes                                             335,000              --
Payments on long-term debt                                              (4,933)         (5,225)
Debt issuance costs                                                    (14,967)           (611)
                                                                       --------         -------

Net cash provided by  financing activities                             216,563          58,317

Net increase (decrease) in cash and cash equivalents                     6,838             623

CASH AND CASH EQUIVALENTS, beginning of period                           2,106           2,182
                                                                         ------         ------
CASH AND CASH EQUIVALENTS, end of period                                $8,944          $2,805
                                                                        =======         ======




                           PART I-FINANCIAL STATEMENTS

                 Item 2. Management's Discussion and Analysis of
              Interim Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are identified by the use of forward-looking words or phrases including, but not limited to, "believes," "intended," "will be positioned," "expects," "expected," "estimates," "anticipates" and "anticipated." These forward-looking statements are based on the Company's current expectations. All statements other than statements of historical facts included in this Annual Report, including those regarding the Company's financial position, business strategy, projected costs and financing needs, and plans and objectives of management for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. Because forward-looking statements involve risks and uncertainties, the Company's actual results could differ materially. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-Q, including, without limitation, in conjunction with the forward-looking statements included in this Form 10-Q. These forward-looking statements represent the Company's judgment as of the date hereof and readers are cautioned not to place undue reliance on these forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Form 10-K Annual Report and Form 10-Q Quarterly Reports filed by the Company prior to and subsequent to this Form 10-Q Quarterly Report and any Current Reports on Form 8-K and registration statements filed by the Company.


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

American Mobile Satellite Corporation was incorporated in May 1988 and, until 1996, was a development stage company, engaged primarily in the design, development, construction, deployment and financing of a mobile satellite communication system. On March 31, 1998 the Company (through its newly-formed, wholly-owned subsidiary, AMSC Acquisition Company, Inc.) acquired ARDIS Company ("ARDIS"), a wholly-owned subsidiary of Motorola Inc. that owns and operates a two-way wireless data communications network, for a purchase price of approximately $50 million in cash and $50 million in the Company's Common Stock and warrants (the "Purchase Price"). With the acquisition of ARDIS, the Company becomes a leading provider of nationwide wireless communications services, including data, dispatch and voice services, primarily to business customers in the United States. The Company offers a broad range of end-to-end wireless solutions utilizing a seamless network consisting of the nation's largest, most fully-deployed terrestrial wireless data network (the "ARDIS Network") and a satellite in geosynchronous orbit (the "Satellite Network")(together, the "Network").

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


Overview
--------

Each of American Mobile and ARDIS incurred significant operating losses and negative cash flows in each year since it commenced operations, due primarily to start-up costs, the costs of developing and building each network and the cost of developing, selling and providing its respective products and services. The Company is, and will continue to be, highly leveraged. As of June 30, 1998, the Company had indebtedness of approximately $466.6 million.

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

As of June 30, 1998, there were approximately 91,700 units on the Network.


Quarter Ended June 30, 1998 and 1997
------------------------------------

Service revenues, which include both the Company's voice and data services, approximated $16.7 million and $23.1 million for the three-month and six-month periods ended June 30, 1998, respectively, which constitutes an $11.7 million and $14.0 million increase over the three-month and six-month periods ended June 30, 1997, respectively. The significant increase in service revenues year over year is primarily attributable to the income of the ARDIS data service. Absent the acquisition of ARDIS on March 31, 1998, service revenues for the three-month and six-month period ended June 30, 1998, respectively, increased 36% and 44% year to year, from $5.0 million and $9.1 million for the three and six-month periods ended June 10, 1997, to $6.7 million and $13.2 million for the three and six-month periods ended June 30, 1998, respectively. Service revenue from voice services increased 39% and 54% from approximately $2.4 million and $4.3 million in the second quarter and six-months of 1997, respectively, to approximately $3.5 million and $6.7 million in the comparable periods of 1998. The increases were primarily a result of a 54% increase in voice customers during the first half of 1998 as compared to the same period in 1997. Service revenue from the Company's data services approximated $12.3 million and $14.5 million for the three-month and six-month periods ended June 30, 1998, respectively, as compared to $1.9 million and $3.5 million for the comparable periods of 1997. The dollar increases of $10.4 million and $11.0 million are primarily a result of a 33% increase in mobile data units during the first half of 1998 and $9.9 million from the ARDIS data service. Service revenue from capacity resellers, who handle both voice and data services, approximated $852,000 in the second quarter of 1998 and $1.6 million for the six-months ended June 30, 1998, as compared to $608,000 and $1.1 million for the same periods of 1997, an increase of $244,000 and $531,000, or 40% and 47%, respectively.

Revenue from the sale of mobile data terminals and mobile telephones decreased 10% from $10.3 million in the first half of 1997 to $9.3 million in the first half of 1998 and, similarly, by 2% from $5.8 million to $5.7 million in the second quarter of 1997 and 1998, respectively. The decrease was primarily attributable to reduced sales of voice products, as well as certain price reductions made in the first quarter of 1998. ARDIS equipment sales for the second quarter were $384,000.

Cost of service and operations for the three-months and the six-months ended June 30, 1998, which includes costs to support subscribers and to operate the Network, was $16.9 million and $24.7 million compared to $8.2 million and $17.1 million for the same periods of 1997. Cost of service and operations, as a percentage of revenues, was 76% for the second quarters of both 1998 and 1997 and 76% and 88% for the first six-months of 1998 and 1997, respectively. The increase in cost of service and operations was primarily attributable to (i) $9.1 million of ARDIS costs (ii) increased interconnect charges associated with increased service usage offset by (iii) a reduction in information technology costs affected by reducing the dependence on outside consultants. Absent the acquisition of ARDIS on March 31, 1998, cost of service and operations for the three-month and six-month period ended June 30, 1998, respectively, was $7.9 million and $15.6 million, and represented approximately 35% and 48% of revenue, compared to $8.2 million and $17.1 million for the same periods in 1997.

The cost of equipment sold decreased 24% from $7.1 million for the three-months ended June 30, 1997, to $5.4 million for the three-months ended June 30, 1998, and 26% from $12.6 million for the six-month period ended June 30, 1997, to $9.3 million for the same period in 1998. The dollar decrease in the cost of equipment sold was primarily attributable to (i) a corresponding decrease in voice equipment sales and (ii) the impact of the inventory valuation allowance recorded in the fourth quarter of 1997.

Sales and advertising expenses were $4.7 million and $7.7 million for the three-months and the six-months ended June 30, 1998, respectively, compared to $3.0 million and $6.3 million for the same periods in 1997. Sales and advertising expenses as a percentage of revenue were 21% and 24% in the second quarter and first half of 1998, respectively, as compared to 28% and 32% during the same periods of 1997. The increase in sales and advertising expenses was primarily attributable to ARDIS. Absent the acquisition of ARDIS on March 31, 1998, sales and advertising expenses for the three-month and six-month period ended June 30, 1998 were $3.2 million and $6.3 million, respectively, and represented 15% and 20% of revenue, respectively, compared to $3.0 million and $6.3 million, or 28% and 32% of revenue, for the same periods in 1997.

General and administrative expenses for the three-months and the six-months ended June 30, 1998, were $5.8 million and $9.4 million, respectively, compared to $2.9 million and $7.8 million in the same periods of 1997. As a percentage of revenue, general and administrative expenses represented 26% and 29% in the second quarter and first half of 1998, respectively, compared to 27% and 40% in the same periods of 1997. The increase in general and administrative expenses for 1998 compared to 1997 was primarily attributable to $2.1 million of ARDIS costs offset by a $741,000 reduction in personnel expenses as a result of reduced headcount. Absent the acquisition of ARDIS on March 31, 1998, general and administrative expenses for the three-month and six-month period ended June 30, 1998 were $3.6 million and $7.3 million, respectively, approximating 16% and 22% of revenue, compared to $2.9 million and $7.8 for the same periods in 1997.

Depreciation and amortization expense was $14.4 million and $24.6 million for the three-months and the six-months ended June 30, 1998, respectively, representing approximately 65% and 76% of revenue for the respective periods. During the same periods of 1997 depreciation and amortization expense was $11.1 million and $21.0 million, approximating 103% and 108% of revenue. The increase in depreciation and amortization expense was primarily attributable to the addition of ARDIS assets and amortization of goodwill associated with the ARDIS acquisition. Absent the acquisition of ARDIS on March 31, 1998, depreciation and amortization expense for the three-month and six-month period ended June 30, 1998 was $10.4 million and $20.5 million, respectively, approximating 46% and 63% of revenue, compared to $11.1 million and $21.0 million for the same periods in 1997.

Interest and other income was $1.6 million and $1.7 million for the second quarter and first half of 1998, respectively, as compared to $86,000 and $1.0 million for the same periods in 1997. The increase was primarily a result of interest earned on escrows required under the terms of the $335 million debt offering at the end of the first quarter. The Company incurred $15.7 million and $22.3 million of interest expense in the second quarter and first half of 1998 compared to $5.3 million and $9.7 million for the same periods in 1997, reflecting (i) the amortization of debt discount and debt offering costs in the amount of $5.9 million in 1998, compared to $4.3 million in 1997 and (ii) higher outstanding loan balances as compared to 1997.

Interest expense in the first half of 1998 was significant as a result of borrowings under the Bank Financing, the amortization of borrowing costs incurred in conjunction with securing the facility, and interest accrual on the Notes issued in the ARDIS acquisition . It is anticipated that interest costs will continue to be significant as a result of the Bank Financing, Bridge Financing, and Acquisition, (see "Liquidity and Capital Resources").

Net capital expenditures, for the first half of 1998 for property and equipment were $5.6 million compared to $5.8 million for the same period in 1997.

Liquidity and Capital Resources
-------------------------------

$335 Million Unit Offering
--------------------------

In connection with the Acquisition, discussed above, the Company issued $335 million of Units (the "Units") consisting of 12 1/4% Senior Notes due 2008 (the "Notes"), and Warrants to purchase shares of Common Stock of the Company. Each Unit consists of $1,000 principal amount of Notes and one Warrant to purchase
3.75749 shares of Common Stock at an exercise price of $12.51 per share. The Warrants were valued at $8.5 million and are reflected in the balance sheet as a debt discount. A portion of the net proceeds of the sale of the Units were used to finance the Acquisition. In connection with the Notes, the Company has purchased approximately $112.3 million of pledged securities that are intended to provide for the payment of the first six interest payments on the Notes. The Company incurred approximately $15 million in costs associated with the placement of the Notes and the Acquisition. Interest payments are due semi-annually, in arrears, beginning October 1, 1998.

Acquisition Company consummated its offer to exchange up to $335 million aggregate principal amount of its registered 12 1/4 percent Senior Notes (due 2008, Series B) (the "New Notes") for outstanding unregistered 12 1/4 percent Senior Notes (due 2008, Series A) (the "Old Notes"). The exchange expired at 5:00 p.m. (New York City time) on Friday, August 7, 1998. Holders tendered for exchange $334.75 million aggregate principal amount of the Old Notes as of the expiration of the offer. The Old Notes tendered for exchange constituted 99.93% of the Old Notes outstanding.

The Notes contain covenants that, among other things, limit the ability of Acquisition Company, Inc. and its Subsidiaries to incur additional indebtedness, pay dividends or make other distributions, repurchase any capital stock or subordinated indebtedness, make certain investments, create certain liens, enter into certain transactions with affiliates, sell assets, enter into certain mergers and consolidations, and enter into sale and leaseback transactions.


New Bank Financing
------------------

In connection with the Acquisition, the Company, the Acquisition Company and its subsidiaries restructured the existing $200 million Bank Financing (the "Bank Financing") to provide for two facilities: (i) the Revolving Credit Facility, a $100 million unsecured five-year reducing revolving credit facility, and (ii) the Term Loan Facility, a $100 million five-year, term loan facility with up to three additional one-year extensions subject to the lenders' approval. The Revolving Credit Facility bears an interest rate, generally, of 50 basis points above LIBOR and is unsecured, with a negative pledge on the assets of the Acquisition Company and its subsidiaries ranking pari passu with the Notes. The Revolving Credit Facility will be reduced $10 million each quarter, beginning with the quarter ending June 30, 2002, with the balance due on maturity of March 31, 2003. Borrowings under the Revolving Credit Facility are subject to certain conditions beginning in the fourth quarter of 1998. In the event the Company is unable to borrow amounts under the Revolving Credit Facility, the Company's cash needs will significantly exceed its available resources, which would have a material adverse effect on the Company. The revolving Credit Facility ranks pari passu with the Notes. The Term Loan Facility is secured by the assets of the Company, principally its stockholdings in AMRC and the Acquisition Company, and will be effectively subordinated to the Revolving Credit Facility and the Notes. The New Bank Financing is severally guaranteed by Hughes Electronics Corporation ("Hughes"), Singapore Telecommunications Ltd. ("Singapore Telecom") and Baron Capital Partners, L.P. (the "Bank Facility Guarantors"). In exchange for the additional risks undertaken by the Bank Facility Guarantors in connection with the New Bank Financing, the Company agreed to compensate the Bank Facility Guarantors, principally in the form of 1 million additional warrants and re-pricing of 5.5 million warrants previously issued (together, the "Guarantee Warrants"). The Guarantee Warrants have an exercise price of $12.51 and have been valued at approximately $17.7 million. As of July 31, 1998, the Company had outstanding borrowings of $100 million of the Term Loan Facility at 6.1875%, and $27 million under the Revolving Credit Facility at 6.1875%.

In connection with the New Bank Financing, the Company entered into an interest rate swap agreement, with an implied annual rate of 6.51%. The swap agreement reduces the impact of interest rate increases on the Term Loan Facility, and fixes The Company paid a fee of approximately $17.9 million for the swap agreement. Under the swap agreement, the Company will receive an amount equal to LIBOR plus 50 basis points, paid on a quarterly basis, on a notional amount of $100 million until the termination date of March 31, 2001. The Company has reflected as an asset the unamortized fee paid for the swap agreement in the accompanying financial statements. The Company is exposed to a credit loss in the event of non performance by the counter party under the swap agreement. The Company does not believe there is a significant risk of non performance as the counter party to the swap agreement is a major financial institution.

Motorola Vendor Financing
-------------------------

Motorola has entered into an agreement with a subsidiary of Acquisition Company, the ARDIS Company, to provide up to $10 million of vendor financing (the "Vendor Financing Commitment"), which will be available to finance up to 75% of the purchase price of additional network base stations. Loans under this facility will bear interest at a rate equal to LIBOR plus 7.0% and will be guaranteed by the Company and each subsidiary of the Acquisition Company. The terms of the facility require that amounts borrowed be secured by the equipment purchased therewith. No amounts were outstanding under this facility as of July 31, 1998.

Financing Summary
-----------------

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

Deferred Trade Payables
-----------------------

In the last quarter of 1997 and the first quarter of 1998, the Company arranged the financing of certain trade payables, and as of June 30, 1998, $4.0 million of deferred trade payables were outstanding at rates ranging from 6.23% to 12% and are generally payable by the end of 1998.

Purchase and Lease of Satellite
-------------------------------

As previously disclosed, the Company has entered into certain agreements to acquire a one-half ownership interest in TMI Communications and Company, Limited Partnership's ("TMI") satellite, MSAT-1, at a cost of $60 million payable over a five-year period, as well as entered into five-year lease of the Company's satellite, MSAT-2, with African Continental Telecommunications Ltd. that provides for aggregate lease payments to the Company of $182.5 million. Closing under the agreements is subject to a number of conditions, including: a successful financing by ACTEL of at least $120 million and completion of certain satellite testing, inversion and relocation activities with respect to AMSC-1. It is anticipated that the closing under both the purchase and lease agreements will occur simultaneously in the third quarter of 1998.

Other
-----

At June 30, 1998, the Company had remaining contractual commitments to purchase both mobile data terminal inventory and mobile telephone inventory in the maximum amount of $3.6 million over the next year. Additionally, the Company had remaining contractual commitments in the amount of $1.7 million for the development of certain next generation data terminal inventory. Contingent upon the successful research and development efforts, the Company would have additional contractual commitments for mobile communications data terminal inventory in the amount of $31.2 million over a three-year period. The Company has the right to terminate this the research and development and inventory commitment by paying cancellation fees of between $1 million and $2.5 million, depending on when the termination option is exercised during the term of the contract.

On  July  2,  1998,   the  Company  filed  an   application   with  the  Federal
Communications Commission ("FCC") to construct and launch a follow-on geostationary mobile satellite for its business. The filing of the application does not commit the Company to expend any resources toward this project; however, should the Company decide to proceed with the construction of the follow-on satellite, the Company would be required to raise substantial additional capital to fund this project.

Cash used in operating activities for the first six months of 1998 was $32.4 million as compared to $37.5 million for the same period of 1997. The decrease in cash used in operating activities was primarily attributable to reduced inventory spending. Cash used by investing activities was $198.9 million for the first six months of 1998 compared to $7.3 million during the first six months of 1997. The increase was primarily attributable to the acquisition of ARDIS and the funding of certain escrows required in connection with the Acquisition and issuance of Notes. Cash provided by financing activities was $238.1 million during the first six months of 1998 as compared to $45.4 million during the first six months of 1997, reflecting (i) the proceeds from the Notes, offset by
(ii) the repayment of a portion of the Bank Financing and (iii) payment of financing fees associated with the acquisition of the Notes. As of June 30, 1998, the Company had $8.9 million of cash and cash equivalents and working capital of $68.7 million.


Other Matters
-------------

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company adopted both of these standards during the six month periods ended June 30, 1998.

SFAS No. 130 requires "comprehensive income" and the components of "other comprehensive income" to be reported in the financial statements and/or notes thereto. Since the Company does not have any components of "other comprehensive income," reported net income is the same as "total comprehensive income" for the three months and six months ended June 30, 1997 and 1998.

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

                           PART II - OTHER INFORMATION

                Item 2. Changes in Securities and Use of Proceeds

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

                          PART II -- OTHER INFORMATION

           Item 4. Submission of Matters to a Vote of Security Holders

(a) At the annual meeting of the stockholders of AMSC held on May 20, 1998, the matters described under (b) and (c) below were voted upon.

(b) The following nominees, constituting all of the Company's directors, were elected to the Company's board of directors:


                                                     Individual
                                    Votes For        Votes Withheld             Withheld

Douglas I. Brandon                  28,215,889           1,201                  1,163,388
Ho Siaw Hong                        28,216,389             701                  1,162,888
Pradeep P. Kaul                     28,216,389             701                  1,162,888
Billy J. Parrott                    28,216,469             621                  1,162,808
Gary M. Parsons                     28,216,314             776                  1,162,963
Andrew A. Quartner                  28,215,989           1,101                  1,163,288
Jack A. Shaw                        28,216,669             421                  1,162,608
Roderick M. Sherwood, III           27,986,600         230,490                  1,392,677
Michael T. Smith                    28,216,689             401                  1,162,588
Yap Chee Keong                      27,986,265         230,825                  1,393,012

On June 5, 1998 the Company reported on its Report on 8K dated June 1, 1998 that Mr. Yap had resigned his position as director of the Company in connection with his resignation of employment from Singapore Telecommunications, Ltd. As indicated in that Report, the position vacated by Mr. Yap remains vacant until such time as filled by a vote of the Board of Directors or the stockholders.

(c)(1) The vote on the ratification of Arthur Andersen LLP as independent accountants for the Company for 1998 was 29,371,445 for, 7,732 against, 100 abstaining.

     (2) The vote on the approval of an amendment to the Company's 1989 Stock Option Plan to increase the number of shares authorized for issuance was 27,587,129 for, 1,787,564 against, 4,584 abstaining.

     (3) The vote on the approval of the issuance of shares of the Company's Common Stock to Motorola Inc. was 22,128,875 for, 28,195 against, 3,220 abstaining and 7,218,987 not voting (including the shares held by Motorola Inc.).

                           PART II - OTHER INFORMATION

                            Item 5. Other Information



If the Company does not receive notice at its principal executive offices on or before March 13, 1999 of a stockholder proposal for consideration at the 1999 annual meeting of stockholders, the proxies named by the Company's Board of Directors with respect to the meeting shall have discretionary voting authority with respect to such proposal.

                           PART II - OTHER INFORMATION

                    Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibits

3.1      -     Restated  Certificate  of  Incorporation  of  AMSC  (as  restated
               effective May 1, 1996) (Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the period ending
               December 31,1997 (File No. 0-23044))

3.2      -     Amended and  Restated  Bylaws of AMSC (as  amended  and  restated
               effective May 20, 1998) (Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 1997 (File No. 0-23044))

10.13    -     Amended and Restated Stock Option Plan (as amended  effective May
               20, 1998)  (Incorporated  by  reference  to Exhibit  10.13 to the
               Company's   Registration   Statement   on  Form  S-8  (Reg.   No.
               333-53253))

10.67    -     Credit  Agreement by and between  Motorola Inc. and ARDIS Company dated June 17, 1998 (filed herewith)

11.1     -     Computations of Earnings Per Common Share (filed herewith)

27.0     -     Financial Data Schedule (filed herewith)


          (b) Reports on Form 8-K:

On June 5, 1998, the Company filed a Current Report on Form 8-K, describing in response to Item 5-Other Events, the resignation of director Yap Chee Keong.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    AMERICAN MOBILE SATELLITE CORPORATION
                                                (Registrant)


Date: August 14, 1998               By:/s/Stephen D. Peck
                                       -------------------------------------
                                                 Stephen D. Peck
                                    Vice President and Chief Financial Officer
                                    (principal financial and accounting officer)

                                  EXHIBIT INDEX



Number            Description

3.1      -     Restated  Certificate  of  Incorporation  of  AMSC  (as  restated
               effective May 1, 1996) (Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the period ending
               December 31,1997 (File No. 0-23044))

3.2      -     Amended and  Restated  Bylaws of AMSC (as  amended  and  restated
               effective May 20, 1998) (Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 1997 (File No. 0-23044))

10.13    -     Amended and Restated Stock Option Plan (as amended  effective May
               20, 1998)  (Incorporated  by  reference  to Exhibit  10.13 to the
               Company's   Registration   Statement   on  Form  S-8  (Reg.   No.
               333-53253))

10.67    -     Credit  Agreement by and between  Motorola Inc. and ARDIS Company dated June 17, 1998 (filed herewith)

11.1     -     Computations of Earnings Per Common Share (filed herewith)

27.0     -     Financial Data Schedule (filed herewith)