Form 10-Q
period 1998-09-30
AMERICAN MOBILE SATELLITE CORP
filed 1998-11-13
CIK 913665

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998
                         Commission file number 0-23044

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares of Common Stock outstanding at October 31, 1998: 32,129,163

                          PART I--FINANCIAL INFORMATION

                          Item 1. Financial Statements

             AMERICAN MOBILE SATELLITE CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENTS OF LOSS
                      (in thousands, except per share data)
                                   (Unaudited)



                                                                    Three Months Ended                 Nine Months Ended
                                                                      September 30,                      September 30,
                                                                  1998             1997              1998              1997
                                                              -------------    -------------    --------------    --------------
REVENUES
                Services                                            $17,661         $  5,626          $ 40,749          $ 14,758
                Sales of equipment                                    4,141            5,169            13,485            15,475
                                                                     ------          -------        ----------         ---------
                Total Revenue                                        21,802           10,795            54,234            30,233

COSTS AND EXPENSES
                Cost of service and operations                       16,435            7,910            41,081            24,984
                Cost of equipment sold                                4,826            6,348            14,122            18,930
                Sales and advertising                                 4,539            2,860            12,272             9,140
                General and administrative                            4,514            3,058            13,918            10,863
                Depreciation and amortization                        13,864           10,441            38,484            31,461
                                                                   --------      -----------         ---------        ----------
                Operating Loss                                    ( 22,376)        ( 19,822)         ( 65,643)         ( 65,145)

INTEREST EXPENSE                                                  ( 15,504)       (   6,654)         ( 37,848)          (16,305)
INTEREST AND OTHER INCOME                                            1,582              212             2,988             1,263
                                                                    -------     ------------         ---------        ---------

NET LOSS                                                          ($36,298)        ($26,264)        ($100,503)         ($80,187)
                                                                  =========        =========        ==========         =========

BASIC AND DILUTED NET LOSS PER SHARE OF
COMMON STOCK                                                        ($1.14)          ($1.04)           ($3.39)           ($3.19)
                                                                   ========        =========          ========          ========

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING DURING THE PERIOD (000'S)                               31,773           25,145            29,604            25,125
                                                                   ========        =========         =========         =========

See notes to consolidated financial statements.


                          PART I-FINANCIAL INFORMATION
                    Item 1. Financial Statements (continued)
             AMERICAN MOBILE SATELLITE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)


                                                                              September 30,         December 31,
                                                                                   1998                 1997
                                                                              -------------         -------------
ASSETS
CURRENT ASSETS:
          Cash and cash equivalents                                               $10,595               $2,106
          Inventory                                                                35,838               40,321
          Accounts receivable-trade, net                                           13,094                8,140
          Restricted cash-current portion                                          41,038                   --
          Prepaid in-orbit insurance                                                4,830                4,564
          Other current assets                                                     20,401                9,608
                                                                                   ------                -----
          Total current assets                                                    125,796               64,739

PROPERTY AND EQUIPMENT - NET                                                      256,016              233,174
GOODWILL AND INTANGIBLES - NET                                                     51,398                   --
DEFERRED CHARGES AND OTHER ASSETS                                                  33,368               13,534
RESTRICTED CASH - NON-CURRENT                                                      85,382                  --
                                                                                   ------             --------
          Total assets                                                           $551,960             $311,447
                                                                                 ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
          Accounts payable and accrued expenses                                   $47,370              $35,861
          Obligations under capital leases due within one year                      5,513                  798
          Current portion of long-term debt                                         5,630               15,254
          Other current liabilities                                                 7,668                7,520
                                                                                   ------               ------
          Total current liabilities                                                66,181               59,433
LONG-TERM LIABILITIES:
          Obligations under Bank Financing                                        137,000              198,000
          Obligations under Senior Notes, net of discount                         326,934                   --
          Capital lease obligations                                                 7,427                3,147
          Net assets acquired in excess of purchase price                           2,203                2,725
          Other long-term debt                                                      1,076                1,364
          Other long-term liabilities                                                 565                  647
                                                                                  -------              -------
          Total long-term liabilities                                             475,205              205,883
                                                                                  -------              -------
          Total liabilities                                                       541,386              265,316
                                                                                  -------              -------
STOCKHOLDERS' EQUITY
          Preferred Stock, par value $0.01;  no shares issued                          --                   --
          Common Stock, voting, par value $0.01                                       318                  252
          Additional paid-in capital                                              502,635              451,892
          Common Stock purchase warrants                                           62,547               36,338
          Unamortized guarantee warrants                                          (35,659)             (23,586)
          Retained loss                                                          (519,267)            (418,765)
                                                                                 ---------            ---------
          Total stockholders' equity                                               10,574               46,131
                                                                                  -------              -------
          Total liabilities and stockholders' equity                             $551,960             $311,447
                                                                                 ========             ========

See notes to consolidated financial statements.


                          PART I-FINANCIAL INFORMATION

                    Item 1. Financial Statements (continued)

             AMERICAN MOBILE SATELLITE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                                              Nine Months Ended
                                                                                 September 30
                                                                          -------------------------

                                                                              1998        1997

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                      ($100,503)  ($80,187)
Adjustments to reconcile net loss to net cash used in operating activities:
  Amortization of guarantee warrants and debt related costs                      11,622      6,825
  Depreciation and amortization                                                  38,484     31,461
  Changes in assets and liabilities:
     Inventory                                                                    3,938    (10,989)
     Prepaid in-orbit insurance                                                    (266)     5,080
     Trade accounts receivable                                                    2,126     (1,029)
     Other current assets                                                           281     11,448
     Accounts payable and accrued                                                 7,961     (8,671)
expenses
     Deferred trade payables                                                     (5,330)     2,934
     Deferred and other items - net                                                 348         25
                                                                              ----------  ---------
Net cash used in operating activities                                           (41,339)   (43,103)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment                                              (7,376)    (6,370)
Acquisition of ARDIS                                                            (51,440)        --
Purchase of long-term, restricted cash securities                              (143,312)        --
Investment in XM Radio                                                               --     (1,229)
                                                                              ----------  ---------
Net cash  used in investing activities                                         (202,128)    (7,599)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Common Stock                                              412        284
Principal payments under capital leases                                          (2,541)    (2,335)
Proceeds from Bank Financing                                                     39,000     59,000
Repayment of Bank Financing                                                    (100,000)        --
Proceeds from bridge financing                                                   10,000         --
Repayment of bridge financing                                                   (10,000)        --
Proceeds from Senior Notes and Warrants                                         335,000         --
Payments on long-term debt                                                       (4,933)    (5,225)
Debt issuance costs                                                             (14,982)      (612)
                                                                              ----------  ---------
Net cash provided by financing activities                                       251,956     51,112

Net increase  in cash and cash equivalents                                        8,489        410

CASH AND CASH EQUIVALENTS, beginning of period                                    2,106      2,182
                                                                                 ------     ------

CASH AND CASH EQUIVALENTS, end of period                                      $  10,595   $  2,592
                                                                              ==========  =========

See notes to consolidated financial statements.



                          PART I-FINANCIAL INFORMATION

                    Item 1. Financial Statements (continued)
             AMERICAN MOBILE SATELLITE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1998
                                   (Unaudited)


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

On October 16, 1997, XM Satellite Radio Inc., formerly American Mobile Radio Corporation, an indirect subsidiary of American Mobile through its subsidiary XM Satellite Radio Holdings Inc., formerly AMRC Holdings, Inc., (together with XM Satellite Radio Inc., "XM Radio"), was awarded a license by the FCC to provide satellite-based Digital Audio Radio Service ("DARS") throughout the United States, following its successful $89.9 million bid at auction on April 2, 1997. XM Radio has and will continue to receive funding for this business from an independent source in exchange for debt and an equity interest in XM Radio. Accordingly, it is not expected that the development of this business will have a material impact on the Company's financial position, results of operations, or cash flows.

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

2. Significant Accounting Policies
----------------------------------

Basis of Presentation
---------------------
The unaudited consolidated condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the Company believes that the disclosures made are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1997 Annual Report on Form 10-K

The consolidated balance sheet as of September 30, 1998, and the consolidated statements of loss and cash flows for the three months and nine months ended September 30, 1998 and 1997, have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, result of operations and cash flows at September 30, 1998, and for all periods presented have been made. Certain amounts for the three months and nine months ended September 30, 1997 have been reclassified to conform with the current period presentation. The balance sheet at December 31, 1997 has been taken from the audited financial statements.

Acquisition
-----------

The Company acquired ARDIS for a purchase price of approximately $50 million in cash and $50 million in the Company's Common Stock (the "Purchase Price"). Approximately 1.5 million of the shares that were issuable to Motorola (representing approximately $11.5 million) were contingent upon stockholder approval at the May 20, 1998 annual meeting of shareholders. Such approval was duly received and the remaining shares issued. The purchase method of accounting for business combinations was used for the recording of the acquisition. The operating results of ARDIS have only been included in the Company's consolidated statements of loss from the date of acquisition. The Company's preliminary estimate of the excess of the purchase price over the fair market value of net assets acquired is $54.3 million.
The goodwill, intangibles and licenses are being amortized over twenty years.

The unaudited pro forma results give effect to (i) the Acquisition, (ii) the Offering and (iii) the New Bank Financing as if such transactions had been consummated on January 1 of each of the periods presented.


                                                           Nine Months Ended
                                                             September 30,
(dollars in thousands, except per share data)             1998           1997
                                                          ----           ----

Revenues                                                $64,166        $63,264
Net loss                                              ($114,110)     ($125,069)
Loss per share                                           ($3.60)        ($3.98)
Weighted-average shares outstanding                      31,731         31,387


Net Loss Per Share
------------------

Basic and diluted loss per common share is based on the weighted-average number of shares of Common Stock outstanding during the period. Stock options and common stock purchase warrants are not reflected since their effect would be antidilutive.

Recently Adopted Accounting Pronouncements
------------------------------------------


In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company adopted both of these standards during the nine month period ended September 30, 1998.

SFAS No. 130 requires "comprehensive income" and the components of "other comprehensive income" to be reported in the financial statements and/or notes thereto. Since the Company does not have any components of "other comprehensive income," reported net income is the same as "total comprehensive income" for the three months and nine months ended September 30, 1997 and 1998.

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

Other
-----

The Company paid approximately $7.6 million and $2.0 million in the nine-month periods ended September 30, 1998 and 1997, respectively, to related parties for capital assets, service-related obligations, and payments under financing agreements. Payments from related parties for communication services and equipment purchases totaled $4.3 million in the nine-month period ended September 30, 1998 and $1.8 million in the nine-month period ended September 30, 1997. Total net indebtedness to related parties as of September 30, 1998 approximated $850,000.

3. Liquidity and Financing
--------------------------

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

The Notes contain covenants that, among other things, limit the ability of Acquisition Company and its Subsidiaries to incur additional indebtedness, pay dividends or make other distributions, repurchase any capital stock or subordinated indebtedness, make certain investments, create certain liens, enter into certain transactions with affiliates, sell assets, enter into certain mergers and consolidations, and enter into sale and leaseback transactions.

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

New Bank Financing
------------------

In connection with the Acquisition, the Company, the Acquisition Company and its subsidiaries restructured the existing $200 million Bank Financing (the "Bank Financing") to provide for two facilities: (i) the Revolving Credit Facility, a $100 million unsecured five-year reducing revolving credit facility, and (ii) the Term Loan Facility, a $100 million five-year, term loan facility with up to three additional one-year extensions subject to the lenders' approval. The Revolving Credit Facility bears an interest rate, generally, of 50 basis points above LIBOR and is unsecured, with a negative pledge on the assets of the Acquisition Company and its subsidiaries ranking pari passu with the Notes. The

Revolving Credit Facility will be reduced $10 million each quarter, beginning with the quarter ending June 30, 2002, with the balance due on maturity of March 31, 2003. Borrowings under the Revolving Credit Facility are subject to certain conditions beginning in the fourth quarter of 1998. In the event the Company is unable to borrow amounts under the Revolving Credit Facility, the Company's cash needs will significantly exceed its available resources, which would have a material adverse effect on the Company. The revolving Credit Facility ranks pari passu with the Notes. The Term Loan Facility is secured by the assets of the Company, principally its stockholdings in XM Radio and the Acquisition Company, and is effectively subordinated to the Revolving Credit Facility and the Notes. The New Bank Financing is severally guaranteed by Hughes Electronics Corporation ("Hughes"), Singapore Telecommunications Ltd. ("Singapore Telecom") and Baron Capital Partners, L.P. (collectively, the "Bank Facility Guarantors"). In exchange for the additional risks undertaken by the Bank Facility Guarantors in connection with the New Bank Financing, the Company agreed to compensate the Bank Facility Guarantors, principally in the form of 1 million additional warrants and re-pricing of 5.5 million warrants previously issued (together, the "Guarantee Warrants"). The Guarantee Warrants have an exercise price of $12.51 and have been valued at approximately $17.7 million. As of October 31, 1998, the Company had outstanding borrowings of $100 million of the Term Loan Facility at 5.8125%, and $32.0 million under the Revolving Credit Facility at rates ranging from 5.75% to 6.1875%.

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


Motorola Vendor Financing
-------------------------

Motorola has entered into an agreement with a subsidiary of Acquisition Company, the ARDIS Company, to provide up to $10 million of vendor financing (the "Vendor Financing Commitment"), which will be available to finance up to 75% of the purchase price of additional network base stations. Loans under this facility will bear interest at a rate equal to LIBOR plus 7.0% and will be guaranteed by the Company and each subsidiary of the Acquisition Company. The terms of the facility require that amounts borrowed be secured by the equipment purchased therewith. As of October 31, 1998, $591,707 was outstanding under this facility.

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

XM Radio
--------

As previously mentioned (see "Organization and Business"), XM Radio was a winning bidder for, and on October 16, 1997, was awarded an FCC license to provide DARS throughout the United States. XM Radio has and will continue to receive funding for this business from an independent source in exchange for debt and an equity interest in XM Radio. Accordingly, it is not expected that the development of this business will have a material impact on the Company's financial position, results of operations, or cash flows. Through its investment in XM Radio, WorldSpace has an option to increase its ownership in XM Radio to approximately 82%, subject to FCC approval. On October 30, 1998 the Company and WorldSpace jointly filed an application for consent to the transfer of control of XM Radio in anticipation of future exercise, subject to FCC approval, of the WorldSpace options which, if exercised, would reduce the Company's ownership in XM Radio to 18.3%. The Company's equity interest in XM Radio may, however, even on a fully diluted basis, become a material asset of the Company.

Summarized unaudited financial information for XM Radio as of September 30, 1998, and for the nine month periods ended September 30, 1998 and 1997, and for the period from December 15, 1992 (date of inception) through September 30, 1998 is set forth below.


                                                                                December 15, 1992
                                                     Nine Months                     through
dollars in thousands                             Ended September 30,              September 30,
                                                     (unaudited)                   (unaudited)
                                                 1998            1997                 1998
                                                 ----            ----                 ----
Gross sales                                      $    --         $  --             $    --
Operating expenses                                11,989           236              13,099
           Loss from operations                   11,989           236              13,099
             Interest expense                         --           464                 549
                 Net loss                         11,989           700              13,648


                                                       As of September 30,      As of December 31,
                                                              1998                     1997
                                                              ----                     ----
                                                          (unaudited)              (unaudited)
Current assets                                            $    101                 $    --
Noncurrent assets                                          140,253                  91,933
Current liabilities                                        120,984                  82,949
Noncurrent liabilities                                      22,375                      --
Total stockholders' equity                                  (3,005)                  8,984



Deferred Trade Payables
-----------------------

The Company has arranged the financing of certain trade payables, and as of September 30, 1998, $6.4 million of deferred trade payables were outstanding at rates ranging from 6.22% to 12% and are generally payable by the end of 1999.

Purchase and Lease Agreement
----------------------------

As previously disclosed, the Company has entered into certain agreements to acquire a one-half ownership interest in TMI Communications and Company, Limited Partnership's ("TMI") satellite, MSAT-1, at a cost of $60 million payable over a five-year period, as well as entered into a five-year lease of the Company's satellite, MSAT-2, with African Continental Telecommunications Ltd. that provides for aggregate lease payments to the Company of $182.5 million. Closing under the agreements is subject to a number of conditions, including: a successful financing by ACTEL of at least $120 million and completion of certain satellite testing, inversion and relocation activities with respect to AMSC-1. It is anticipated that if the conditions are met, closing under both the purchase and lease agreements would occur simultaneously in the first half of 1999; however, there can be no assurances that these conditions will be met and the transactions consummated.

Other
-----

On October 29, 1998, the Company announced that it reached an agreement with Stratos Global Corporation to consolidate American Mobile's marine distribution channel, resulting in the transfer of inventory and contracts in exchange for $8.5 million. Apart from the initial cash inflow, it is not expected that this transaction will have a material impact on the Company's financial position, results of operations, or cash flows.

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

On October 23, 1998, the FCC issued an order permitting Comsat Corporation via Inmarsat to provide aeronautical services to the domestic legs of the same aircraft in international flight. As the FCC noted, this action has a minimal effect on AMSC's access to L-band spectrum. Additionally, the Company does not believe this action will have any effect on revenues.

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

In 1992, a former director of American Mobile filed an Amended Complaint against the Company alleging violations of the Communications Act of 1934, as amended, and of the Sherman Act and breach of contract. The suit was dismissed on November 10, 1998, prior to the commencement of trial pursuant to an agreement to settle the suit by payment of $250,000, the Company's estimate of its cost of trial.


5. Other Matters
----------------

At October 31, 1998, the Company had remaining contractual commitments to purchase both mobile data terminal inventory and mobile telephone inventory in the maximum amount of $11.1 million over the next year. Additionally, the Company had remaining contractual commitments in the amount of $1.3 million for the development of certain next generation data terminal inventory. Contingent upon the successful research and development efforts, the Company would have maximum additional contractual commitments for mobile communications data terminal inventory in the amount of $27.0 million over a three-year period. The Company has the right to terminate the research and development and inventory commitment by paying cancellation fees of between $1 million and $2.5 million, depending on when the termination option is exercised during the term of the contract. The Company also has the right to terminate the inventory commitment by incurring a cancellation penalty representing a percentage of the unfulfilled portion of the contract. The Company has also contracted for the purchase of $26.2 million next generation wireless data terminals to be delivered beginning early 1999. The contract contains a 50% cancellation penalty. Additionally, the Company has remaining contractual commitments for the purchase of $6.4 million of base stations necessary to complete the required site build-outs.

6. AMSC Acquisition Company Financial Statements
------------------------------------------------

In connection with the Acquisition and related financing discussed above, the Company formed a new wholly-owned subsidiary, AMSC Acquisition Company, Inc. The Company transferred all of its inter-company notes receivables and its rights, title and interests in AMSC Subsidiary Corporation, American Mobile Satellite Sales Corporation, and AMSC Sales Corp. Ltd. (together with ARDIS, the "Subsidiary Guarantors") to AMSC Acquisition Company, Inc., and AMSC Acquisition Company, Inc. was the acquirer of ARDIS and the issuer of the $335 million of Senior Notes. American Mobile Satellite Corporation ("American Mobile Parent") is a guarantor of the Senior Notes. The Senior Notes contain covenants that, among other things, limit the ability of Acquisition Company, Inc. and its Subsidiaries to incur additional indebtedness, pay dividends or make other distributions, repurchase any capital stock or subordinated indebtedness, make certain investments, create certain liens, enter into certain transactions with affiliates, sell assets, enter into certain mergers and consolidations, and enter into sale and leaseback transactions.

Acquisition Company is a holding company with no material operations. It holds the Senior Notes and Revolving Credit Facility, both of which are fully and unconditionally guaranteed on a joint and several basis by all of its Subsidiaries. Separate company financial statements for Acquisition Company have not been prepared, as management believes the differences between the two statements to be immaterial, and therefore not material information to the investors.

Summarized financial information with respect to American Mobile Parent, Acquisition Company and with respect to the Subsidiary Guarantors on a combined basis as of September 30, 1998 and for the months ended September 30, 1998 and 1997 is as follows:



                                               American Mobile Parent                   Acquisition Company
                                          September 30,        September 30,      September 30,      September 30,
                                              1998                 1997               1998               1997
                                              ----                 ----               ----               ----
Operating Statement Data
(in thousands):

Net Revenue                                     $900                 $900                 --              --
Equity in loss of subsidiaries               102,879              102,893             89,561              --
Operating income (loss)                          519                1,393               (71)              --
Net loss                                     100,503               80,187            102,537              --



Balance Sheet Data:                            September 30, 1998                     September 30, 1998
                                               ------------------                     ------------------
Current assets                                       $6,374                                 $41,066
Non-current assets                                  105,768                                 442,666
Current liabilities                                      67                                  20,910
Non-current liabilities                             101,501                                 363,935
Shareholders' Equity                                 10,574                                  98,887



                                                                     Combined Subsidiary Guarantors
                                                          September 30, 1998                    September 30, 1997
                                                          ------------------                    ------------------
Operating Statement Data
 (in thousands):

Net revenue                                                          $54,234                               $30,233
Equity in loss of subsidiaries                                            --                                    --
Operating loss                                                        66,091                                66,538
Net loss                                                              89,561                               103,070

Balance Sheet Data
(in thousands):

Current assets                                                       $78,356
Non-current assets                                                   325,926
Current liabilities                                                   45,203
Non-current liabilities                                              693,563
Shareholders' equity                                                (334,484)


Major differences between the financial statements of Parent and Acquisition Company include (i) the Term Loan Facility which, as of the Acquisition, is an obligation of Parent and, as such, the related debt and interest costs are not included in the Acquisition Company financial statements for the periods ended and as of September 30, 1998, as discussed in Note 3, and (ii) certain immaterial intercompany management fees and expenses between the Parent and Acquisition Company are not eliminated at the Acquisition Company level.

The combined condensed unaudited financial statements of Acquisition Company are set forth below.

                         AMSC Acquisition Company, Inc.
                    Consolidated Condensed Statements of Loss
                             (dollars in thousands)
                                   (Unaudited)


                                                         Three Months Ended              Nine Months Ended
                                                           September 30,                   September 30,
                                                           -------------                   -------------

                                                         1998           1997            1998        1997
                                                         ----           ----            ----        ----
REVENUES
       Services                                          $ 17,661       $ 5,626          $40,749   $  14,758
       Sales of equipment                                   4,141         5,169           13,485      15,475
                                                         --------       -------          -------   ---------

       Total Revenues                                      21,802        10,795           54,234      30,233


COSTS AND EXPENSES:

       Cost of service and operations                      16,435         7,879           41,081      24,953
       Cost of equipment sold                               4,827         6,365           14,123      18,930
       Sales and advertising                                4,474         2,846           12,160       9,109
       General and administrative                           4,556         3,104           14,022      10,739
       Depreciation and amortization                       13,864        10,968           39,010      33,040
                                                          -------       --------         --------    -------

       Operating Loss                                     (22,354)      (20,367)         (66,162)    (66,538)

INTEREST AND OTHER  INCOME                                  1,497            55            3,129       1,086
INTEREST EXPENSE                                          (12,885)      (13,346)         (39,504)    (37,618)
                                                          --------      --------         --------    --------


NET LOSS                                                 ($33,742)     ($33,658)       ($102,537)  ($103,070)
                                                         =========     =========       ==========  ==========

                         AMSC Acquisition Company, Inc.
                      Consolidated Condensed Balance Sheets
                             (dollars in thousands)
                                   (Unaudited)


                                                                            September 30,    December 31,
ASSETS                                                                          1998             1997
                                                                                ----             ----
CURRENT ASSETS:

      Cash and cash equivalents                                                 $  10,595       $   2,106
      Inventory                                                                    35,838          40,321
      Accounts receivable-trade, net of allowance for doubtful accounts            13,094           8,140
      Restricted cash-current portion                                              41,038              --
      Prepaid in-orbit insurance                                                    4,830           4,564
      Other current assets                                                         14,027           9,608
                                                                                 --------        --------
             Total current assets                                                 119,422          64,739

PROPERTY AND EQUIPMENT - NET                                                      256,016         250,335
GOODWILL AND INTANGIBLES - NET                                                     51,398              --
RESTRICTED CASH - Non-Current                                                      75,122              --
DEFERRED CHARGES AND OTHER ASSETS - NET                                            38,248          36,722
                                                                                 --------        --------

             Total assets                                                       $ 540,206       $ 351,796
                                                                                =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:

      Accounts payable and accrued expenses                                     $  47,303       $  35,825
      Obligations under capital leases due within one year                          5,513             798
      Current portion of long-term debt                                             5,630          15,254
      Other current liabilities                                                     7,668           7,520
                                                                                 --------       ---------
             Total current liabilities                                             66,114          59,397


DUE TO PARENT                                                                          --         441,836


LONG-TERM LIABILITIES:

      Obligations under Bank Financing                                             37,000         198,000
      Senior Notes, net of discount                                               326,934              --
      Capital lease obligations                                                     7,427           3,147
      Other long-term debt                                                          1,076           1,364
      Net assets acquired in excess of purchase price                               2,203           2,725
      Other long-term liabilities                                                     565             647
                                                                                 --------       ---------

             Total long-term liabilities                                          375,205         205,883

             Total liabilities                                                    441,319         707,116
                                                                                 --------         -------


STOCKHOLDERS' EQUITY                                                               98,887        (355,320)
                                                                                 --------        ---------


             Total liabilities and stockholders' equity                         $ 540,206       $ 351,796
                                                                                =========       =========


                         AMSC Acquisition Company, Inc.
                 Consolidated Condensed Statements of Cash Flows
                             (dollars in thousands)
                                   (Unaudited)


                                                                      Nine Months Ended
                                                                        September 30,
                                                                     -------------------
                                                                     1998           1997
                                                                     ----           ----

CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss                                                             ($102,537)     ($103,070)
Adjustments to reconcile net loss to net cash used in
operating activities:
             Amortization of debt discount                               8,072          6,825
             Depreciation and amortization                              39,010         33,040
             Changes in assets and liabilities:
                 Inventory                                               3,938        (10,989)
                 Prepaid in-orbit insurance                              ( 266)         5,080
                 Trade accounts receivable                               2,126         (1,029)
                 Other current assets                                       84         11,448
                 Accounts payable and accrued expenses                   7,932         (9,427)
                 Deferred trade payables                               ( 5,330)         2,934
                 Deferred items - net                                        6            202
                                                                     ----------     ----------

Net cash used in operating activities                                  (46,965)       (64,986)


CASH FLOWS USED IN INVESTING ACTIVITIES:

Additions to property and equipment                                     (7,376)        (6,370)
Acquisition of ARDIS                                                   (51,440)            --
Purchase of long-term restricted cash securities                      (115,159)            --
                                                                      ---------        -------

Net cash used in investing activities                                 (173,975)        (6,370)

CASH FLOWS FROM FINANCING ACTIVITIES:

Funding (to) from Parent                                               (22,115)        20,938
Principal payments under capital leases                                 (2,541)        (2,335)
Proceeds from Bank Financing                                             39,000        59,000
Repayment of Bank Financing                                           (100,000)            --
Proceeds from bridge financing                                           10,000            --
Repayment of bridge financing                                          (10,000)            --
Proceeds from Senior Notes                                              335,000            --
Payments on long-term debt                                              (4,933)        (5,225)
Debt issuance costs                                                    (14,982)          (612)
                                                                       --------       --------

Net cash provided by  financing activities                              229,429        71,766

Net increase in cash and cash equivalents                                 8,489           410

CASH AND CASH EQUIVALENTS, beginning of period                           2,106          2,182
                                                                     ----------     ----------
CASH AND CASH EQUIVALENTS, end of period                               $10,595         $2,592
                                                                       ========        ======



                           PART I-FINANCIAL STATEMENTS

                 Item 2. Management's Discussion and Analysis of
              Interim Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are identified by the use of forward-looking words or phrases including, but not limited to, "believes," "intended," "will be positioned," "expects," "expected," "estimates," "anticipates" and "anticipated." These forward-looking statements are based on the Company's current expectations. All statements other than statements of historical facts included in this Quarterly Report, including those regarding the Company's financial position, business strategy, projected costs and financing needs, and plans and objectives of management for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. Because forward-looking statements involve risks and uncertainties, the Company's actual results could differ materially. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-Q, including, without limitation, in conjunction with the forward-looking statements included in this Form 10-Q. These forward-looking statements represent the Company's judgment as of the date hereof and readers are cautioned not to place undue reliance on these forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Form 10-K Annual Report and Form 10-Q Quarterly Reports filed by the Company prior to and subsequent to this Form 10-Q Quarterly Report and any Current Reports on Form 8-K and registration statements filed by the Company.


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

American Mobile Satellite Corporation was incorporated in May 1988 and, until 1996, was a development stage company, engaged primarily in the design, development, construction, deployment and financing of a mobile satellite communication system. On March 31, 1998 the Company (through its newly-formed, wholly-owned subsidiary, AMSC Acquisition Company, Inc., ("Acquisition
Company")) acquired ARDIS Company ("ARDIS"), a wholly-owned subsidiary of Motorola Inc. that owns and operates a two-way wireless data communications network, for a purchase price of approximately $50 million in cash and $50 million in the Company's Common Stock and warrants (the "Purchase Price"). With the acquisition of ARDIS, the Company becomes a leading provider of nationwide wireless communications services, including data, dispatch and voice services, primarily to business customers in the United States. The Company offers a broad range of end-to-end wireless solutions utilizing a seamless network consisting of the nation's largest, most fully-deployed terrestrial wireless data network (the "ARDIS Network") and a satellite in geosynchronous orbit (the "Satellite Network") (together, the "Network").

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

On October 16, 1997, XM Satellite Radio Inc., formerly American Mobile Radio Corporation, an indirect subsidiary of American Mobile through its subsidiary XM Satellite Radio Holdings Inc., formerly AMRC Holdings, Inc., (together with XM Satellite Radio Inc., "XM Radio"), was awarded a license by the FCC to provide satellite-based Digital Audio Radio Service ("DARS") throughout the United States, following its successful $89.9 million bid at auction on April 2, 1997. The operations and financing of XM Radio are maintained separate and apart from the operations and financing of American Mobile (see "Liquidity and Financing"). Through its investment in XM Radio, WorldSpace has an option to increase its ownership in XM Radio to approximately 82%, subject to FCC approval. On October 30, 1998 the Company and WorldSpace jointly filed an application for consent to the transfer of control of XM Radio in anticipation of future exercise, subject to FCC approval, of the WorldSpace options which, if exercised, would reduce the Company's ownership in XM Radio to 18.3%.

Management believes the period to period comparison of the Company's financial results are not necessarily meaningful and should not be relied upon as an indication of future operating performance due to the Company's historically high growth rate and the acquisition of ARDIS.


Overview
--------

Each of American Mobile and ARDIS has incurred significant operating losses and negative cash flows in each year since it commenced operations, due primarily to start-up costs, the costs of developing and building each network and the cost of developing, selling and providing its respective products and services. The Company is, and will continue to be, highly leveraged. As of September 30, 1998, the Company had indebtedness of approximately $483.6 million.

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

As of September 30, 1998, there were approximately 101,500 units on the Network.


Quarter and Nine Months Ended September 30, 1998 and 1997
---------------------------------------------------------

Service revenues, which include both the Company's voice and data services, approximated $17.7 million and $40.7 million for the three-month and nine-month periods ended September 30, 1998, respectively, which constitutes an $12.0 million and $26.0 million increase over the three-month and nine-month periods ended September 30, 1997, respectively. The significant increase in service revenues year over year is primarily attributable to the income of the ARDIS data service. Absent the acquisition of ARDIS on March 31, 1998, service revenues for the three-month and nine-month period ended September 30, 1998, respectively, increased 29% and 39% year to year, from $5.6 million and $14.8 million for the three and nine-month periods ended September 30, 1997, to $7.2 million and $20.4 million for the three and nine-month periods ended September 30, 1998, respectively. Service revenue from voice services increased 34% and 47% from approximately $2.9 million and $7.2 million in the third quarter and nine-months of 1997, respectively, to approximately $3.9 million and $10.6 million in the comparable periods of 1998. The increases were primarily a result of a 42% increase in voice customers during the nine months of 1998 as compared to the same period in 1997. Service revenue from the Company's data services approximated $12.8 million and $27.3 million for the three-month and nine-month periods ended September 30, 1998, respectively, as compared to $2.0 million and $5.5 million for the comparable periods of 1997. The dollar increases of $10.8 million and $21.8 million are primarily a result of a 32% increase in mobile data units during the nine months of 1998 and $20.3 million from the ARDIS data service. Service revenue from capacity resellers, who handle both voice and data services, approximated $966,000 in the third quarter of 1998 and $2.6 million for the nine-months ended September 30, 1998, as compared to $745,000 and $1.9 million for the same periods of 1997, an increase of $221,000 and $752,000, or 30% and 40%, respectively.

Revenue from the sale of mobile data terminals and mobile telephones decreased 13% from $15.5 million in the first nine months of 1997 to $13.5 million in the same period of 1998 and, similarly, by 21% from $5.2 million to $4.1 million in the third quarter of 1997 and 1998, respectively. The decrease was primarily attributable to reduced sales of voice products, as well as certain price reductions made in the first quarter of 1998. ARDIS equipment sales for the third quarter and nine months ended September 30, 1998 were $491,000 and $875,000, respectively.

Cost of service and operations for the three-months and the nine-months ended September 30, 1998, which includes costs to support subscribers and to operate the Network, was $16.4 million and $41.1 million compared to $7.9 million and $25.0 million for the same periods of 1997. Cost of service and operations, as a percentage of revenues, was 75% and 73% for the third quarters of both 1998 and 1997, respectively, and 76% and 83% for the first nine-months of 1998 and 1997, respectively. The increase in cost of service and operations was primarily attributable to (i) $17.7 million of ARDIS costs (ii) increased interconnect charges associated with increased service usage offset by (iii) a reduction in information technology costs affected by reducing the dependence on outside consultants. Absent the acquisition of ARDIS on March 31, 1998, cost of service and operations for the three-month and nine-month period ended September 30, 1998, respectively, was $7.8 million and $23.4 million, and represented approximately 36% and 43% of revenue, compared to $7.9 million and $25.0 million for the same periods in 1997.

The cost of equipment sold decreased 24% from $6.3 million for the three-months ended September 30, 1997, to $4.8 million for the three-months ended September 30, 1998, and 25% from $18.9 million for the nine-month period ended September 30, 1997, to $14.1 million for the same period in 1998. The dollar decrease in the cost of equipment sold was primarily attributable to (i) a corresponding decrease in voice equipment sales and (ii) the impact of the inventory write-down in the fourth quarter of 1997.

Sales and advertising expenses were $4.5 million and $12.3 million for the three-months and the nine-months ended September 30, 1998, respectively, compared to $2.9 million and $9.1 million for the same periods in 1997. Sales and advertising expenses as a percentage of revenue were 21% and 23% in the third quarter and nine months of 1998, respectively, as compared to 27% and 30% during the same periods of 1997. The increase in sales and advertising expenses was primarily attributable to ARDIS. Absent the acquisition of ARDIS, sales and advertising expenses for the three-month and nine-month period ended September 30, 1998 were $3.0 million and $9.4 million, respectively, and represented 14% and 17% of revenue, respectively, compared to $2.9 million and $9.1 million, or 27% and 30% of revenue, for the same periods in 1997.

General and administrative expenses for the three-months and the nine-months ended September 30, 1998, were $4.5 million and $13.9 million, respectively, compared to $3.1 million and $10.9 million in the same periods of 1997. As a percentage of revenue, general and administrative expenses represented 21% and 26% in the third quarter and nine months of 1998, respectively, compared to 29% and 36% in the same periods of 1997. The dollar increase in general and administrative expenses for the nine months ended September 30, 1998 compared to the same period in 1997 was primarily attributable to $3.6 million of ARDIS costs offset by a $341,000 reduction in personnel expenses as a result of reduced headcount. Absent the acquisition of ARDIS, general and administrative expenses for the three-month and nine-month period ended September 30, 1998 were $3.0 million and $10.3 million, respectively, approximating 14% and 19% of revenue, compared to $3.1 million and $10.9 million for the same periods in 1997.

Depreciation and amortization expense was $13.9 million and $38.5 million for the three-months and the nine-months ended September 30, 1998, respectively, representing approximately 64% and 71% of revenue for the respective periods. During the same periods of 1997 depreciation and amortization expense was $10.4 million and $31.5 million, approximating 96% and 104% of revenue. The increase in depreciation and amortization expense was primarily attributable to the addition of ARDIS assets and amortization of goodwill associated with the ARDIS acquisition. Absent the acquisition of ARDIS, depreciation and amortization expense for the three-month and nine-month period ended September 30, 1998 was $14.2 million and $34.7 million, respectively, approximating 65% and 64% of revenue, compared to $10.4 million and $31.5 million for the same periods in 1997.

Interest and other income was $1.6 million and $3.3 million for the third quarter and nine months of 1998, respectively, as compared to $212,000 and $1.3 million for the same periods in 1997. The increase was primarily a result of interest earned on escrows required under the terms of the $335 million debt offering at the end of the first quarter. The Company incurred $15.5 million and $37.9 million of interest expense in the third quarter and nine months of 1998, respectively, compared to $6.7 million and $16.3 million for the same periods in 1997, reflecting (i) the amortization of debt discount and debt offering costs in the amount of $8.6 million in 1998, compared to $6.8 million in 1997 and (ii) higher outstanding loan balances as compared to 1997.

Interest expense in the first nine months of 1998 was significant as a result of borrowings under the Bank Financing, the amortization of borrowing costs incurred in conjunction with securing the facility, and interest accrual on the Notes issued in the ARDIS acquisition. It is anticipated that interest costs will continue to be significant as a result of the Bank Financing and Acquisition, (see "Liquidity and Capital Resources").

Net capital expenditures, for the first nine months of 1998 for property and equipment were $7.4 million compared to $6.4 million for the same period in 1997.

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

The Notes contain covenants that, among other things, limit the ability of Acquisition Company and its Subsidiaries to incur additional indebtedness, pay dividends or make other distributions, repurchase any capital stock or subordinated indebtedness, make certain investments, create certain liens, enter into certain transactions with affiliates, sell assets, enter into certain mergers and consolidations, and enter into sale and leaseback transactions.

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

New Bank Financing
------------------

In connection with the Acquisition, the Company, the Acquisition Company and its subsidiaries restructured the existing $200 million Bank Financing (the "Bank Financing") to provide for two facilities: (i) the Revolving Credit Facility, a $100 million unsecured five-year reducing revolving credit facility, and (ii) the Term Loan Facility, a $100 million five-year, term loan facility with up to three additional one-year extensions subject to the lenders' approval. The Revolving Credit Facility bears an interest rate, generally, of 50 basis points above LIBOR and is unsecured, with a negative pledge on the assets of the Acquisition Company and its subsidiaries ranking pari passu with the Notes. The Revolving Credit Facility will be reduced $10 million each quarter, beginning with the quarter ending June 30, 2002, with the balance due on maturity of March 31, 2003. Borrowings under the Revolving Credit Facility are subject to certain conditions beginning in the fourth quarter of 1998. In the event the Company is unable to borrow amounts under the Revolving Credit Facility, the Company's cash needs will significantly exceed its available resources, which would have a material adverse effect on the Company. The revolving Credit Facility ranks pari passu with the Notes. The Term Loan Facility is secured by the assets of the Company, principally its stockholdings in XM Radio and the Acquisition Company, and is effectively subordinated to the Revolving Credit Facility and the Notes. The New Bank Financing is severally guaranteed by Hughes Electronics Corporation ("Hughes"), Singapore Telecommunications Ltd. ("Singapore Telecom") and Baron Capital Partners, L.P. (collectively, the "Bank Facility Guarantors"). In exchange for the additional risks undertaken by the Bank Facility Guarantors in connection with the New Bank Financing, the Company agreed to compensate the Bank Facility Guarantors, principally in the form of 1 million additional warrants and re-pricing of 5.5 million warrants previously issued (together, the "Guarantee Warrants"). The Guarantee Warrants have an exercise price of $12.51 and have been valued at approximately $17.7 million. As of October 31, 1998, the Company had outstanding borrowings of $100 million of the Term Loan Facility at 5.8125%, and $32.0 million under the Revolving Credit Facility at rates ranging from 5.75% to 6.1875%.

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

Motorola Vendor Financing
-------------------------

Motorola has entered into an agreement with a subsidiary of Acquisition Company, the ARDIS Company, to provide up to $10 million of vendor financing (the "Vendor Financing Commitment"), which will be available to finance up to 75% of the purchase price of additional network base stations. Loans under this facility will bear interest at a rate equal to LIBOR plus 7.0% and will be guaranteed by the Company and each subsidiary of the Acquisition Company. The terms of the facility require that amounts borrowed be secured by the equipment purchased therewith. As of October 31, 1998, $591,707 was outstanding under this facility.

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

XM Radio
--------

As previously mentioned (see "Organization and Business"), XM Radio was a winning bidder for, and on October 16, 1997, was awarded an FCC license to provide DARS throughout the United States. XM Radio has and will continue to receive funding for this business from an independent source in exchange for debt and an equity interest in XM Radio. Accordingly, it is not expected that the development of this business will have a material impact on the Company's financial position, results of operations, or cash flows. The Company's equity interest in XM Radio may, however, even on a fully diluted basis, become a material asset of the Company.

Deferred Trade Payables
-----------------------

The Company has arranged the financing of certain trade payables, and as of September 30, 1998, $6.4 million of deferred trade payables were outstanding at rates ranging from 6.22% to 12% and are generally payable by the end of 1999.

Purchase and Lease of Satellite
-------------------------------

As previously disclosed, the Company has entered into certain agreements to acquire a one-half ownership interest in TMI Communications and Company, Limited Partnership's ("TMI") satellite, MSAT-1, at a cost of $60 million payable over a five-year period, as well as entered into five-year lease of the Company's satellite, MSAT-2, with African Continental Telecommunications Ltd. that provides for aggregate lease payments to the Company of $182.5 million. Closing under the agreements is subject to a number of conditions, including: a successful financing by ACTEL of at least $120 million and completion of certain satellite testing, inversion and relocation activities with respect to AMSC-1.
 It is anticipated that if the conditions are met, closing under both the purchase and lease agreements would occur simultaneously in the first half of 1999; however, there can be no assurances that these conditions will be met and the transactions consummated.

Other
-----

At October 31, 1998, the Company had remaining contractual commitments to purchase both mobile data terminal inventory and mobile telephone inventory in the maximum amount of $11.1 million over the next year. Additionally, the Company had remaining contractual commitments in the amount of $1.3 million for the development of certain next generation data terminal inventory. Contingent upon the successful research and development efforts, the Company would have maximum additional contractual commitments for mobile communications data terminal inventory in the amount of $27.0 million over a three-year period. The Company has the right to terminate the research and development and inventory commitment by paying cancellation fees of between $1 million and $2.5 million, depending on when the termination option is exercised during the term of the contract. The Company also has the right to terminate the inventory commitment by incurring a cancellation penalty representing a percentage of the unfulfilled portion of the contract. The Company has also contracted for the purchase of $26.2 million next generation wireless data terminals to be delivered beginning early 1999. The contract contains a 50% cancellation penalty. Additionally, the Company has remaining contractual commitments for the purchase of $6.4 million of base stations necessary to complete the required site build-outs.

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

On October 29, 1998, the Company announced that it reached an agreement with Stratos Global Corporation to consolidate American Mobile's marine distribution channel, resulting in the transfer of inventory and contracts in exchange for $8.5 million. Apart from the initial cash inflow, it is not expected that this transaction will have a material impact on the Company's financial position, results of operations, or cash flows.

Cash used in operating activities for the first nine months of 1998 was $41.3 million as compared to $43.1 million for the same period of 1997. The decrease in cash used in operating activities was primarily attributable to reduced inventory spending. Cash used by investing activities was $202.1 million for the first nine months of 1998 compared to $7.6 million during the first six months of 1997. The increase was primarily attributable to the acquisition of ARDIS and the funding of certain escrows required in connection with the Acquisition and issuance of Notes. Cash provided by financing activities was $252.0 million during the first nine months of 1998 as compared to $51.1 million during the first nine months of 1997, reflecting (i) the proceeds from the Notes, offset by
(ii) the repayment of a portion of the Bank Financing and (iii) payment of financing fees associated with the acquisition of the Notes. As of September 30, 1998, the Company had $10.6 million of cash and cash equivalents and working capital of $59.6 million.

Year 2000
---------

The Company has developed and is implementing a Year 2000 Compliance Program ("Year 2000 Program") to address Year 2000 issues. Under the Year 2000 Program, the Company has prioritized the systems that are undergoing an assessment of Year 2000 vulnerability and, if necessary, remediation of the problem. The Company's core business systems are those systems--both hardware and software--that could have a material impact on the Company's financial condition and results of operations. Vendors that provide critical products and services to American Mobile are also included in this assessment of core business systems. Although the core business systems are the top priority in the Year 2000 Program, the Company is assessing all software and hardware for Year 2000 Compliance.

The Company is tracking its progress on the Year 2000 Program with reference to the following phases:

          Awareness  Phase:  educating  employees  about the problem and how the
          ----------------
          Year 2000 Plan will be implemented;

          Inventory Phase identifying all software programs and hardware systems
          ---------------
          and business relationships with third parties;

          Assessment  Phase  contacting  the vendors of commercial off the shelf
          -----------------
          software and hardware regarding Year 2000 compliance; contacting business partners and service providers regarding their company's Year 2000 compliance status; analyzing software source code if available to the Company; prioritizing non-compliant software and systems based on criticality to the business;

          Renovation Phase obtaining and installing software upgrades or patches
          ----------------
          for software that is not Year 2000 compliant; replacing software or hardware that is not Year 2000 compliant;

          Validation/Testing   Phase  conducting  testing  of  upgraded/repaired
          ------------------
          software and hardware systems;

          Implementation/Rollout Phase installing upgraded/repaired software and
          ----------------------
          hardware systems; conducting user training; updating documentation;

The Inventory of all systems, including software and hardware, that are in use by the Company was completed in August 1998. Although many systems that are not Year 2000 Compliant are currently in the Renovation Phase, overall, the Company is nearing the completion of the Assessment Phase and anticipates that it will be complete by the end of 1998. Management believes that when completed, the Assessment Phase will enable the completion of planning currently underway for the Renovation and Validation/Testing Phases and provide sufficient timing and planning for the Implementation/Rollout Phase.

The Company anticipates that it will complete the Implementation/Rollout Phase for all core business systems and will be Year 2000 Compliant by fourth quarter 1999, with compliance with respect to its voice operations and deployment of certain of its renovated data terminals to customers to present the most significant schedule completion risk.

While there can be no assurances that the Company will be successful in its efforts to make all core business systems Year 2000 Compliant by December 31, 1999, the Company believes it will be able to successfully complete the required remediation of its core business systems in a timely manner.

The total cost of the Company's Year 2000 Compliance Program is estimated to be $2.4 million for 1998 of which approximately $1.2 million has been incurred through October 1998. Expenditures for the Year 2000 Compliance Program in 1999 are estimated to be up to $13 million. Some modification costs--including the purchase of software upgrades and consulting services--are expensed as incurred while other modification costs--such as hardware purchases--are being treated as capital expenditures.

The estimated cost and date on which the Company believes it will be Year 2000 compliant are based on management's best estimates, yet there is no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

Some of the Company's critical business systems are dependent on a significant number of software programs and on services provided by third parties that are not within the Company's control. Failure to solve Year 2000 errors within its critical business systems could result in possible service outages, miscalculations or disruption of operations that could have a material impact on the Company's business. While management believes that the Company will be able to achieve Year 2000 Compliance in a timely manner the schedule for completing the implementation of several core business systems extends to the third or fourth quarter 1999 and there is a possibility that compliance may not be accomplished in a timely manner or within budget. Contingency planning, as discussed below, is currently underway to minimize the risk of business interruptions caused by Year 2000 problems within the core business systems.

Certain contingency plans already existing within the company to minimize service interruptions are expected to mitigate--although not eliminate--interruptions caused by problems resulting from Year 2000 issues. For example, the Company has backup power supplies and generators in place for certain portions of its networks in the event of electrical power outages. In addition, for some services the Company has contracted with more than one service provider. These systems already in place are being incorporated into the Company's Year 2000 contingency planning. To the extent that it is commercially reasonable to do so, the Company will include other redundant or alternative sources of services in its Year 2000 contingency planning efforts. The Company anticipates having its additional Year 2000 contingency plans in place by June 1999.


Other Matters
-------------

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company adopted both of these standards during the nine month period ended September 30, 1998.

SFAS No. 130 requires "comprehensive income" and the components of "other comprehensive income" to be reported in the financial statements and/or notes thereto. Since the Company does not have any components of "other comprehensive income," reported net income is the same as "total comprehensive income" for the three months and nine months ended September 30, 1997 and 1998.

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

          (a)Exhibits

3.1      -   Restated  Certificate  of  Incorporation  of  AMSC  (as  restated
             effective May 1, 1996) (Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the period ending
             December 31,1997 (File No. 0-23044))

3.2      -   Amended and  Restated  Bylaws of AMSC (as  amended  and  restated
             effective May 20, 1998) (Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 1997 (File No. 0-23044))

10.62a   -   Letter  Agreement  dated October 8, 1998  regarding the Satellite
             Lease  Agreement  for the  AMSC-1  Satellite  by and  among  AMSC
             Subsidiary Corporation, American Mobile Satellite Corporation and
             African  Continental  Telecommunications  Ltd.  dated December 2,
             1997 and the Satellite  Purchase Agreement dated December 2, 1997 among TMI  Communications  and Company,  Limited  Partnership and
             AMSC  Subsidiary   Corporation  and  American  Mobile   Satellite
             Corporation (filed herewith).

10.63a   -   Amendment  No.  1 to  Satellite  Purchase  Agreement  dated as of
             October 9, 1998 between TMI Communications  and Company,  Limited
             Partnership and AMSC  Subsidiary  Corporation and American Mobile
             Satellite Corporation (filed herewith).

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

                                     AMERICAN MOBILE SATELLITE CORPORATION
                                     (Registrant)


Date: November 13, 1998              By: /s/ STEPHEN D. PECK
                                     -------------------------------------
                                     Stephen D. Peck
                                     Vice President and Chief Financial Officer
                                     principal financial and accounting officer)

                                  EXHIBIT INDEX



Number       Description

3.1      -   Restated  Certificate  of  Incorporation  of  AMSC  (as  restated
             effective May 1, 1996) (Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the period ending
             December 31,1997 (File No. 0-23044))

3.2      -   Amended and  Restated  Bylaws of AMSC (as  amended  and  restated
             effective May 20, 1998) (Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 1997 (File No. 0-23044))

10.62a   -   Letter  Agreement  dated October 8, 1998  regarding the Satellite
             Lease  Agreement  for the  AMSC-1  Satellite  by and  among  AMSC
             Subsidiary Corporation, American Mobile Satellite Corporation and
             African  Continental  Telecommunications  Ltd.  dated December 2,
             1997 and the Satellite  Purchase Agreement dated December 2, 1997 among TMI  Communications  and Company,  Limited  Partnership and
             AMSC  Subsidiary   Corporation  and  American  Mobile   Satellite
             Corporation (filed herewith).

10.63a   -   Amendment  No.  1 to  Satellite  Purchase  Agreement  dated as of
             October 9, 1998 between TMI Communications  and Company,  Limited
             Partnership and AMSC  Subsidiary  Corporation and American Mobile
             Satellite Corporation (filed herewith).

11.1     -   Computations of Earnings Per Common Share (filed herewith)

27.0     -   Financial Data Schedule (filed herewith)