Form 10-K
period 1998-12-31
AMERICAN MOBILE SATELLITE CORP
filed 1999-03-30
CIK 913665

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998
                         Commission file number 0-23044

                      AMERICAN MOBILE SATELLITE CORPORATION
             (Exact name of registrant as specified in its charter)

                        DELAWARE                    93-0976127
             (State or other jurisdiction        (I.R.S.  Employer
            of incorporation or organization)    Identification No.)

               10802 Parkridge Boulevard
                       Reston, VA                     20191-5416
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

The aggregate market value of shares of Common Stock held by non-affiliates at March 25, 1999 was approximately $117,879,802.

Number of shares of Common Stock outstanding at March 25, 1999:   32,237,078.


                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Certain information in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders is incorporated by reference in Part III of this Form 10-K.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. X
                ---

                      AMERICAN MOBILE SATELLITE CORPORATION
                      -------------------------------------


                         1998 Annual Report on Form 10-K
                         -------------------------------


                                     PART I
                                     ------

This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are identified by the use of forward-looking words or phrases including, but not limited to, "believes," "intended," "will be positioned," "expects," "expected," "estimates," "anticipates" and "anticipated." These forward-looking statements are based on the Company's current expectations. All statements other than statements of historical facts included in this Annual Report, including those regarding the Company's financial position, business strategy, projected costs and financing needs, and plans and objectives of management for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. Because forward-looking statements involve risks and uncertainties, the Company's actual results could differ materially. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Annual Report, including, without limitation, in conjunction with the forward-looking statements included in this Annual Report. These forward-looking statements represent the Company's judgment as of the date hereof and readers are cautioned not to place undue reliance on these forward- looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Registration Statement on Form S-3, No. 333-71423, and Form 10-Q Quarterly Reports to be filed by the Company subsequent to this Annual Report on Form 10-K and any Current Reports on Form 8-K and registration statements filed by the Company.

Item 1.  Business.
-------  ---------

                                    Overview
                                    --------

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

American   Mobile   provides   data   service   through  a  number  of   network
configurations, including a "terrestrial-only" service network, a "satellite-only" service network and a "multi-mode" terrestrial and satellite service network.

American Mobile operates the ARDIS terrestrial network which is a leading provider of nationwide wireless data services to markets consisting primarily of business customers with a need for reliable, two-way wireless data communications in the field services and transportation markets.

The ARDIS wireless data network provides the widest breadth of coverage of any single provider of terrestrial wireless service in the United States. The network is comprised of approximately 1,800 radio towers (base stations) that provide service to 427 of the largest cities and towns in the United States, including virtually all metropolitan areas. The network was designed and built using Motorola technology to provide reliable two-way data communications, deep in-building penetration and efficient frequency usage. The extensive coverage and deep in-building penetration provided by the ARDIS network is attractive to customers who desire a single service provider whose nationwide scope extends from large metropolitan areas to smaller cities and towns. Customers use applications such as service call dispatch, asset tracking, and peer-to-peer communications to achieve critical business objectives resulting in increased productivity, profitability and customer satisfaction.

American Mobile's satellite-only data communications system provides data services primarily to long-haul trucking customers. The Company's multi-mode communications system uses the Company's integrated terrestrial and satellite network to provide "least-cost routing" for customers' two-way data communications by actively seeking connections to the lower cost terrestrial network before automatically using the Company's satellite network, thereby providing cost-effective nationwide coverage.

In addition to providing data service, American Mobile offers two forms of mobile satellite voice communications service: nationwide dispatch service and satellite telephone service. American Mobile is the only company that offers a nationwide dispatch service which allows multiple users located anywhere in American Mobile's extensive service area to share a single connection for point-to-multipoint communication using push-to-talk handsets. American Mobile markets its nationwide dispatch service primarily to field services users with wide-area fleet communications needs. American Mobile's satellite telephone service provides traditional voice, fax and data service through satellite terminals that are similar to cellular phones.


As of December 31, 1998, American Mobile had approximately 105,700 units on its combined satellite and terrestrial network, of which 13,000 were satellite voice units and 92,700 were terrestrial and satellite data units.

XM Radio
--------

XM Satellite Radio Inc., a subsidiary of XM Satellite Radio Holdings Inc. (together with XM Satellite Radio Inc., "XM Radio") has been granted a license from the Federal Communications Commission (the "FCC") to construct, launch and operate a domestic satellite system for the provision of satellite-based digital audio radio service ("DARS"). XM Radio made a payment of $90 million to fully pay for its DARS license in October 1997. The Company currently owns 80% of the capital stock of XM Radio. The remainder of XM Radio currently is owned by WorldSpace, Inc. ("WorldSpace"), a leading international DARS company that is planning to provide DARS service to Latin America, Africa and Asia. Through its investment in XM Radio, WorldSpace has an option to increase its ownership in XM Radio, subject to pending FCC approval. On January 15, 1999, American Mobile provided an additional $21.4 million of convertible financing for its subsidiary, XM Radio. This loan was funded through the issuance of a $21.5 million subordinated, non-recourse, note of American Mobile to Baron Asset Fund. American Mobile's note issued to Baron Asset Fund is exchangeable into approximately half of the additional XM Radio common stock to be received by American Mobile as a result of the January 15 transaction.

Assuming conversion of American Mobile's convertible XM Radio notes, the exchange by Baron Asset Fund of its exchangeable note and the exercise of the outstanding WorldSpace options following FCC approval of the pending consent to the transfer of control of XM Radio, as previously reported, American Mobile's ownership in XM Radio would be 22.6%, and the ownership position of WorldSpace upon exercise of its options, subject to FCC approval, would be 71.8%.


                                     History
                                     -------

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

On March 31, 1998, the Company acquired ARDIS (the "Acquisition") for a purchase price of $100 million (the "Purchase Price"): $50 million in cash, and $50 million in shares of the Company's Common Stock, as approved by its stockholders with respect to certain of the share consideration at the 1998 annual meeting of the Company's stockholders.

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

Upon completion of the Acquisition, ARDIS became a wholly-owned subsidiary of AMSC Acquisition Company, Inc. ("Acquisition Company"). In connection with the Acquisition, the Company also transferred all of its rights, title and interest in three additional subsidiaries - American Mobile Satellite Sales Corporation, AMSC Subsidiary Corporation and AMSC Sales Corporation, Ltd. - to Acquisition Company. As a result, each of these entities is a wholly-owned subsidiary of Acquisition Company that, in turn, operates as a wholly-owned subsidiary of the Company. The Company continues to retain its direct ownership interest in XM Radio.


                                   The Network
                                   -----------

Following the Acquisition, the Company's integrated network consists of (i) a satellite in geosychronous orbit with coverage of the continental United States, Alaska, Hawaii, Puerto Rico, the U.S. Virgin Islands and U.S. coastal waters and airspace, and (ii) the largest two-way terrestrial data network in the United States with coverage of 427 of the largest cities and towns in the United States, including virtually all metropolitan areas. The network provides a wide range of mobile data and voice services in multi-mode and single-mode configurations.

Users of the Company's integrated terrestrial and satellite communications network access the network through subscriber units that may be portable, mobile or stationary devices. Generally, subscriber units enable either data or voice communications and are designed to operate over either the terrestrial data-only network or the satellite network, which provide both voice and data communications. In addition, the Company's multi- mode subscriber equipment is designed to provide least-cost routing of data messages over the integrated terrestrial and satellite network.

Subscriber units receive and transmit wireless data or voice messages from either terrestrial base stations or the Company's satellite, MSAT-2. Terrestrial messages are routed to their destination via Company-owned data switches, which connect to the public data network. Satellite messages are routed to their destination via satellite data and voice switches, located at the Company's headquarters, which connect to the public data and switched voice networks. A data switch located in Lincolnshire, Illinois links the terrestrial and satellite networks for the delivery of the Company's multi-mode data service.

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

                                Business Strategy
                                -----------------

The Company's objective is to maximize its revenues by delivering value-added services to end users in specific market segments. To meet this objective and to capitalize upon the competitive advantages resulting from the combination of its satellite and terrestrial networks, the Company intends to: (i) offer business customers a broad range of nationwide wireless service and end-to-end data solutions; (ii) integrate and leverage the advantages of its nationwide terrestrial and satellite data networks; (iii) enhance market penetration by lowering customers' "total cost of ownership"; and (iv) expand the use of alternate distribution channels to accelerate network loading.

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

Enhance Market Penetration By Reducing Customers' "Total Cost of Ownership." Historically, the most significant obstacle to the implementation of enterprise-wide wireless data applications has been the relatively high total cost of ownership. The total cost of ownership is comprised of three primary elements: the cost of the subscriber unit, the required investment in software development, and the monthly cost of network access and usage. In most of the Company's applications, the monthly cost of network access and usage has been the least prohibitive of these elements. Until recently, subscriber unit costs in excess of $3,000 and custom software investments of up to several million dollars were common. By working with business partners and vendors, and making strategic software investments, the Company has succeeded in significantly lowering the total cost of ownership for its customers. New subscriber units, including low-cost two-way messaging units and laptop modem cards, are now available for $500 or less and substantial development work is underway with several of the Company's vendors to accelerate reductions of equipment cost, unit weight and size. In the future, the Company expects that the increased subscriber unit volumes associated with recent large contract awards will lead to additional unit price reductions. In addition, customers can now use off-the-shelf software applications that are relatively inexpensive, or in the case of the Company's two-way messaging service, free. The Company believes that these lower price points will accelerate the adoption of the Company's services in its historical markets, and will enable the Company to develop new markets, such as wireless point-of-sale and telemetry.

Expand Alternate Distribution Channels. The Company sells it service primarily through a direct sales force and resellers. In order to accelerate network loading, the Company expects to expand its use of indirect distribution channels. To date, the Company has entered into agreements with resellers to penetrate markets where such resellers have a market presence and significantly greater resources than the Company, including dedicated sales personnel. In addition, the Company is in the process of establishing relationships with existing paging companies, paging resellers, and other targeted distribution partners to market two-way guaranteed messaging services. The Company believes that the resale of its network is an alternative that paging companies will consider either as an expansion of the current two-way messaging product or as an alternative to investment in network infrastructure for two-way messaging. The Company intends to utilize paging companies and other similar partners with well established distribution capabilities to develop markets outside of the Company's historical market segments.


                           Marketing and Distribution
                           --------------------------

The Company markets its services through four primary distribution channels: direct sales, vertical resellers, horizontal resellers and dealers.


Direct Sales
------------

The Company has a direct sales force that focuses on the requirements of business customers. This sales organization is comprised of a national accounts group that profiles and targets specific Fortune 500 accounts, and a network of regionally based representatives who specialize in specific industry segments. Sales to national account targets generally require a sustained marketing effort lasting several months. Prior to making a buying decision, a majority of the accounts exercise a due diligence process where competitive alternatives are evaluated. The Company's employees often assist in developing justification studies, application design support, hardware testing, planning and training.


Vertical Resellers
------------------

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

Value added service providers ("VASPs") represent the Company's primary distribution channel for maritime satellite telephony. VASPs purchase bulk minutes, resell at a margin, set the price, take risk of collection and perform all service and billing functions.

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


Horizontal Resellers
--------------------

The Company utilizes a series of resale relationships designed to reach a large segment of the mobile workforce that does not require integration with centralized systems, but still has a broad need for two-way messaging and wireless e-mail access. Because these applications are generic across numerous industries, the segment is horizontally addressable, and requires some level of retail presence. To achieve this presence, the Company is in the process of establishing relationships with existing paging companies, paging resellers and other targeted distribution partners to market two-way guaranteed messaging services. The Company also maintains relationships with manufacturers of personal handheld computing devices, that include the Company's marketing material with the device packaging to provide the purchaser the option of wirelessly enabling a handheld computing device.

Dealer Channels
---------------

The Company also uses dealers who distribute the Company's nationwide dispatch and satellite telephony products. These dealers typically have strong business relationships with regional public safety entities, as well as with smaller field service fleets. The Company believes that opportunities exist to capitalize on the strengths of this channel by introducing a low cost terrestrial data device with minimum integration requirements. Typically these dealers serve as agents for sales and service and do not set pricing or provide billing and collection services. These dealers are generally compensated with a modest percentage of the service revenue for which they are responsible.

Customer Concentration
----------------------

After giving pro forma effect to the Acquisition, five existing customers (including IBM) accounted for 40% of the Company's recurring service revenue for the twelve months ended December 31, 1998. The loss of one or more of such customers, or any event, occurrence or development which adversely affects the relationship between the Company and such customer could have a material adverse effect upon the Company.

                        Equipment; Supplier Relationships
                        ---------------------------------

The Company has contracts with multiple vendors to supply equipment configurations designed to operate on each of its networks. These devices are designed to meet the requirements of specific end-user applications. The Company continues to pursue enhancements to these devices that will result in additional desirable features and reduced cost of ownership. Although many of the components of the Company's products are available from a number of different suppliers, the Company does rely upon a few key suppliers.

In connection with its mobile data communications service, the Company presently has an agreement with Conexant Systems, Inc. (formerly Rockwell Semiconductor Systems) to provide multi-mode data communications equipment and Vistar Telecommunications Inc., a Canadian company, to provide multi-mode data terminal equipment. The Company also has contracted with Vistar Telecommunications for the development and manufacture of a new multi-mode terminal. The new terminal, scheduled to begin delivery in the second half of 1999, will incorporate design changes that lower the total cost of ownership. The Company believes that the price of multi-mode terminals will continue to decline in the coming years.

There are currently over 30 different types of subscriber units available from 15 manufacturers that can operate on the terrestrial network. Examples of portable subscriber units include ruggedized laptop computers, small external modems, handheld or palmtop "assistants," pen based "tablets," and two-way messaging devices, such as the Research in Motion (RIM) Inter@ctive PagerTM. Significant developers of devices that are compatible with the network include RIM and Itronix. RIM manufactures modems designed to be integrated into handheld field service terminals, telemetry devices, utility monitoring and security systems as well as other computing systems. RIM has also developed the Inter@ctive PagerTM that operates on the Company's two-way messaging service. RIM has developed a new generation Inter@active PagerTM that will begin delivery in the second half of 1999. Itronix manufactures the XC-6000, a fully ruggedized laptop computer with a standard keyboard and an integrated wireless modem.

Mobile satellite voice telephones are offered in a number of different configurations that deliver a variety of features and options to meet specific market needs. Mobile satellite telephones are currently available in land mobile vehicle installed, fixed site, maritime, aeronautical, and fully transportable (i.e., battery powered and packaged in a briefcase) configurations. Subscriber equipment for satellite telephone service and nationwide dispatch service includes data interface ports to allow connection to communications accessories such as personal computers, and global positioning satellite ("GPS") tracking devices. Recent enhancements allow users to use the dispatch product remotely from the vehicle, via a wireless tether. The primary suppliers for the voice terminal equipment are Westinghouse Wireless Solutions, Inc. ("Westinghouse") and Mitsubishi Electronics America ("Mitsubishi"). The Company currently believes it has sufficient inventory of voice terminal equipment on hand to meet its customers' needs for the next two years and continues working with Westinghouse and Mitsubishi to provide support and service to its voice customers.

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

American Mobile owns certain patents, technical data and other intellectual property, developed in connection with its communications network. American Mobile has joint ownership with the Canadian mobile satellite service provider, TMI Communications and Company, Limited Partnership ("TMI") of certain other intellectual property, and licenses intellectual property from other vendors for operation of its network. The Company believes its ownership of and rights to intellectual property for its system is sufficient for its business purposes.

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


                     Satellite Lease and Purchase Agreements
                     ---------------------------------------

As  previously  reported,   on  December  4,  1997,  the  Company  entered  into
simultaneous agreements with African Continental Telecommunications Ltd. ("ACTEL") to lease the Company's MSAT-2 satellite for redeployment by ACTEL over subsaharan Africa and with TMI to acquire a one-half interest in TMI's MSAT-1 satellite. As previously reported, closing of each of the lease and purchase were subject to the satisfaction of a number of conditions, including the completion of financing by ACTEL. As ACTEL has not obtained the requisite financing, the agreements were terminated on March 24, 1999.

Following the termination of the ACTEL-related agreements, the Company and TMI each maintain operations on their two satellites, and continue to provide each other emergency back-up and restoral services in accordance with long-standing arrangements. See "Business-Satellite Back-up and Technology".

                        Satellite Back-up and Technology
                        --------------------------------

The Company has an agreement with TMI, the Canadian mobile satellite owner and operator of MSAT-1, for back-up, restoral and additional capacity usage if the Company's satellite fails or the Company needs additional capacity. In return, the Company has agreed to provide TMI with similar back-up service on the Company's MSAT-2 satellite. Each of the MSAT-1 and MSAT-2 satellites has in the past experienced some technological malfunctions. While recent MSAT-2 malfunctions have involved either spare components or ones that did not have a material impact on current operations, it is possible that either or both satellites could experience future malfunctions at any time.

MSAT-2 has an expected end of service life of 2006 subject to potential technological failures and other factors. For example, random failure of satellite components could result in damage to or loss of MSAT-2. It is also possible that the satellite could be damaged by electromagnetic storms or collisions with other objects, although such occurrences are rare. Although the actual service life of the satellite may exceed its expected service life, the Company cannot guarantee that the expected service life will be achieved or exceeded. Although the Company has in-orbit insurance for a failure of MSAT-2, it is unlikely that any recovery under such insurance would fully compensate American Mobile for losses it would sustain for such a failure. In addition, the in-orbit insurance policy is subject to annual or biannual renewal, and American Mobile cannot guarantee that insurance on favorable terms and at commercially reasonable rates will remain available for coverage of MSAT-2.


                                   Competition
                                   -----------

The wireless communications industry is highly competitive and is characterized by constant technological innovation. The Company competes by providing comprehensive, end-to-end solutions and a premium level of service in the markets it serves. End-to-end solutions have been assembled working with a select group of business partners who develop and manufacture software, middleware and hardware components. The Company differentiates itself with its unmatched geographic coverage, in-building penetration, guaranteed message delivery, and guaranteed reliability.

The Company competes with a full array of companies, from small startups to Fortune 500 companies. Many of these competitors have greater financial, technical and marketing resources than the Company's. Because the Company competes in several market segments with a broad range of services, competitors and competing technologies may address one or more of the market segments. The Company has identified seven major classes of technologies or services that offer capabilities competitive with the Company's services: Terrestrial Packetized Data; Cellular/PCS; Specialized Mobile Radio ("SMR")/Enhanced Specialized Mobile Radio ("ESMR"); Private Land Mobile Systems; Paging/Narrowband PCS; Two-Way Messaging and Mobile Satellite Services.

Terrestrial Packetized Data. Companies using packetized data technologies provide wireless data services that compete directly with a number of the Company's data products. Packetized data technology relies on radio frequencies to transmit short-burst data messages. Primary competitors using this technology include BellSouth Wireless Data Limited Partnership ("BS Wireless Data") (formerly RAM Mobile Data), Metricom, Teletrac and Cellnet. BS Wireless Data, a wholly-owned subsidiary of BellSouth Corporation, operates a terrestrial-only network that provides data services to customers primarily in the field service, transportation and utility industries. The Company believes that its network provides broader coverage, and superior in- building penetration compared to BS Wireless Data's network. In addition, the Company is upgrading its network in major cities so that it will operate at faster speeds than the BS Wireless Data network. Metricom's Ricochet service provides wireless, mobile access to the Internet, private intranets, local area networks and e-mail. Metricom currently offers its service in limited regions comprised of San Francisco, Seattle, Houston and Washington, D.C. Teletrac provides primarily location and vehicle monitoring and two-way data transfer services in major metropolitan areas and Cellnet provides wireless meter reading services.

Cellular and PCS. Cellular and PCS services compete with the Company's satellite and terrestrial voice and data services, and presently serve the majority of mobile communications users in the United States, with over 61,000,000 units. Approximately 2,300 cellular and PCS systems collectively provide service throughout most of the United States, with no single competitor providing the breadth of coverage that is available through the Company's network. Cellular Digital Packet Data ("CDPD"), the cellular industry's standard packet data service, is available principally in metropolitan areas containing approximately 44% of the nation's population at the end of 1998. Some cellular and PCS carriers offer short message capabilities, depending on the protocol they use, and expect to offer larger capacity packet data services in the near future.

Most cellular and PCS providers have structured their services and distribution principally to meet switched voice service requirements of broad-market users. There is minimal direct competition between the Company's voice products and most other cellular carriers' voice products owing to differences in equipment, service pricing and product characteristics. HighwayMaster Communications, Inc., however, offers data and voice communications to the long-haul trucking industry using its proprietary messaging and billing technologies and circuit-switched cellular capacity which it purchases in bulk from cellular carriers.

Specialized Mobile Radio (SMR) and Enhanced Specialized Mobile Radio (ESMR) Services. SMR is a terrestrial trunked dispatch voice and mobile telephone service in the 800 and 900 MHz bands. ESMR is a wide-area form of SMR. SMR services have been expanding rapidly over the past ten years and converting from analog to digital technology. Within the limitations of available spectrum and coverage, SMR operators compete with the Company's voice dispatch services by providing mobile communications services, including mobile telephone, dispatch, paging and limited data services. For certain applications, such as mobile telephone interconnect, SMR systems are less expensive than the Company's services, although the shared channel configuration and the economics of these systems have traditionally caused SMR systems to be less frequently used for voice telephone services.

ESMR systems compete with the Company's voice and data dispatch services in metropolitan areas. NEXTEL Communications, Inc. ("Nextel") provides ESMR services in numerous large metropolitan service areas in the United States and is the leading provider of SMR using digital technology, frequency reuse and lower power transmitters to transform its current SMR service into cellular-like services, including voice telephone services. Nextel, however, does not provide nationwide voice dispatch or data services comparable to those offered by the Company.

Private Land Mobile Systems. Individual companies that have chosen to develop their own private wireless data network constitute a large percentage of the wireless marketplace for corporate fleets. An example of such a customer is Federal Express. While these companies already have made significant investments in their systems, in some cases recurring maintenance, upgrade and expansion costs, coupled with recent steps by the FCC to charge private system owners for the use of the radio frequencies, have caused these organizations to turn to commercial providers such as the Company.

Narrowband PCS/Enhanced Paging. A large number of paging companies offer messaging services on a regional or nationwide basis. Despite the low cost of one-way paging, most traditional paging services do not provide full-function two-way communications. Although some paging companies, such as MTel, have begun to offer limited two-way messaging services, initial challenges in coverage, responsiveness and throughput currently limit their adoption by the Company's targeted business customers.

Two-Way Messaging. Unlike two-way paging, two-way messaging provides approximately equal amounts of throughput both to and from the mobile user. Some traditional paging companies, such as PageNet, and certain companies providing packetized data to vertical markets, such as BS Wireless Data, are expanding into this horizontal offering. Typical applications include wireless e-mail, near-real time delivery of stock quotes and other time sensitive information, and mobile workforce communications. The Company considers this to be one of the most dynamic markets in which it competes, offering considerable opportunity and risk because it is untested.

Mobile Satellite Services. The Company's voice and data services face competition from a number of companies selling or developing services using a variety of satellite technologies. The principal competing satellite-based communications system available to the trucking market is Qualcomm
Incorporated's ("Qualcomm") OmniTracs nationwide data service. Qualcomm currently provides low-speed mobile data services using terminals which are priced competitively with the Company's satellite-only terminals. Qualcomm's OmniTracs service does not provide a terrestrial communications path or least-cost routing capabilities similar to the Company's multi-mode product. As a result, transmissions to and from a vehicle must be routed exclusively over a satellite network and are subject to line of sight blocking and higher transmission costs, limiting the product's functionality and cost-effectiveness in segments that require urban coverage or large volumes of data transmission.

NORCOM Networks Inc. ("NORCOM") is in the process of commercially deploying a satellite-based packet data service that competes with the Company's data services in the transportation and field service segments. NORCOM currently purchases channel capacity on the Company's satellite over which it operates its network, and combines its satellite data service product with terrestrial services provided by BS Wireless Data and by the Company.

The Company's satellite services also compete for mobile maritime subscribers with TMI, a Canadian company operating a satellite comparable to MSAT-2, and with Inmarsat, a consortium of 70 countries that is authorized to provide maritime voice and data services along the North American coasts. Because Inmarsat's current system operates at a much lower power level than does the Company's satellite, its mobile terminals must be equipped with antenna systems that are larger and more expensive than those required for the Company's network. The Inmarsat system also has per minute charges significantly higher than those charged by the Company. Comsat, the U.S. signatory for Inmarsat, applied to the FCC for authority to provide mobile satellite services ("MSS") in the United States through Inmarsat facilities. TMI, which is technically capable of providing service within the United States, has also applied for authority to provide MSS to domestic customers over MSAT-1. Although the FCC has consistently denied Comsat's application, most recently on January 9, 1998, there can be no assurances that Comsat, TMI, or any other satellite provider, will not become authorized to provide MSS in the United States. The FCC has granted SatCom

Systems, Inc., a reseller of TMI's service, temporary authority to operate a limited number of mobile terminals in the United States so that it may conduct market trials. (See "Regulation").

Recently, several Low Earth Orbit ("LEO") and Medium Earth Orbit ("MEO") satellite systems have commenced deployment. These systems, which are more complex and costly than the Company's geosynchronous network, include Iridium LLC; Globalstar Telecommunications, Ltd., and ICO Global. When deployed, these systems will offer certain advantages over the Company's voice telephony service, including the ability to support small handheld telephones and, in certain instances, reduced transmission delay. However, the Company does not expect that these systems will provide a nationwide dispatch service or support data service in excess of 4,800 bps. Moreover, these companies are focused primarily on consumer-oriented and global traveler applications and not the business markets that are the focus of the Company. Further, because these are satellite systems, they are not expected to compete against urban in-building data services provided by the Company.

In addition to relatively complex LEO systems designed to provide mobile voice services, there are relatively simple "little" LEO systems that would provide only low-speed packet data services. These systems, including ORBCOMM Global, L.P., and LEO One USA, have access to comparatively limited spectrum and are expected to compete for customers who require specialty applications such as asset tracking services for unpowered trailers.

                                   Regulation
                                   ----------

American Mobile's satellite network and ARDIS terrestrial two-way wireless data network are regulated to varying degrees at the federal, state, and local levels. Various legislative and regulatory proposals under consideration from time to time by Congress and the FCC have in the past materially affected and may in the future materially affect the telecommunications industry in general, and American Mobile in particular. In addition, many aspects of regulation at the federal, state and local level currently are subject to judicial review or are the subject of administrative or legislative proposals to modify, repeal, or adopt new laws and administrative regulations and policies. The following is a summary of significant laws, regulations and policies affecting the operation of American Mobile business.

General
-------

The ownership and operation of American Mobile's satellite network and ARDIS terrestrial network are subject to the rules and regulations of the FCC, which acts under authority established by the Communications Act and related federal laws. Among other things, the FCC allocates portions of the radio frequency spectrum to certain services and grants licenses to and regulates individual entities using that spectrum.

American Mobile operates pursuant to various licenses granted by the FCC.

American Mobile is a Commercial Mobile Radio Service ("CMRS") provider and therefore is regulated as a common carrier. The Company must offer service at just and reasonable rates on a first-come, first-served basis, without any unjust or unreasonable discrimination, and it is subject to the FCC's complaint processes. The FCC has forborne from applying numerous common carrier provisions of the Communications Act to CMRS providers. In particular, American Mobile is not subject to traditional public utility rate-of-return regulation, and the Company is not required to file tariffs with the FCC for its domestic services.

As providers of interstate telecommunications services, American Mobile is required to contribute to the FCC's universal service fund, which supports the provision of affordable telecommunications to high-cost areas, and the provision of advanced telecommunications services to schools, libraries, and rural health care providers. Under the FCC's current rules, American Mobile is required to contribute a percentage of the end-user telecommunications revenues it derives from the retail sale of telecommunications services. Currently excluded from a carrier's universal service contribution base are end-user revenues derived from the sale of information and other non-telecommunications services and wholesale revenues derived from the sale of telecommunications. A significant portion of the ARDIS network revenue falls within the excluded categories, thereby reducing American Mobile's universal service assessments. Current rules also do not require that American Mobile imputes to its contribution base retail revenues derived when it uses its own transmission facilities to provide a service that includes both information service and telecommunications components. There can be no assurances that the FCC will retain the exclusions described herein or its current policy regarding the scope of a carrier's contribution base. A number of parties have filed petitions for review of the FCC's universal service policy and these appeals have been consolidated in the U.S. Court of Appeals for the Fifth Circuit. American Mobile may also be required to contribute to state universal service programs. The requirement to make these state universal service payments, the amount of which in some cases may be subject to change and is not yet determined, may have a material adverse impact on the conduct of its business.

American Mobile is subject to the Communications Assistance for Law Enforcement Act ("CALEA"). Under CALEA, American Mobile must ensure that law enforcement agencies can intercept certain communications transmitted over its networks. American Mobile must also ensure that law enforcement agencies are able to access certain call-identifying information relating to communications over its networks. The Company must comply with the CALEA requirements and any rules subsequently promulgated by June 30, 2000 or face possible sanctions, including substantial fines and possible imprisonment of company officials. It is not clear whether the Company will be able to comply with CALEA's requirements or will be able to do so in a timely manner. CALEA establishes a federal fund to compensate telecommunications carriers for all reasonable costs directly associated with modifications performed by carriers in connection with equipment, facilities, and services installed or deployed on or before January 1, 1995. For equipment, facilities, and services deployed after January 1, 1995, the CALEA fund is supposed to compensate carriers for any reasonable costs associated with modifications required to make compliance "reasonably achievable." It is possible that all necessary modifications will not qualify for this compensation and that the available funds will not be sufficient to reimburse American Mobile. The requirement to comply with CALEA could have a material adverse effect on the conduct of its business.

As a matter of general regulation by the FCC, American Mobile is subject to, among other things, payment of regulatory fees, restrictions on the level of radio frequency emissions of its systems' mobile terminals and base stations, and "rate integration" regulations requiring that providers of interstate interexchange telecommunications services charge the same rates for these services in every state, including Puerto Rico and the U.S. Virgin Islands. Any of these regulations may have an adverse impact on the conduct of its business.

The FCC licenses of American Mobile are subject to restrictions in the Communications Act that (i) certain FCC licenses may not be held by a corporation of which more than 20% of its capital stock is directly owned of record or voted by non-U.S. citizens or entities or their representatives and
(ii) that no such FCC license may be held by a corporation controlled by another corporation ("indirect ownership") if more than 25% of the controlling corporation's capital stock is owned of record or voted by non-U.S. citizens or entities or their representatives, if the FCC finds that the public interest is served by the refusal or revocation of such license. However, with the implementation of the Basic Telecommunications Agreement ("BTA"), negotiated under the auspices of the World Trade Organization ("WTO") and to which the United States is a party, the FCC will presume that indirect ownership interests in excess of 25% by non-U.S. citizens or entities will be permissible to the extent that the ownership interests are from WTO-member countries. The BTA took effect on February 5, 1998, and the FCC's implementing regulations took effect on February 9, 1998.


American Mobile's Satellite Network
-----------------------------------

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

On July 2, 1998, American Mobile filed an application for authority to launch and operate its second-generation mobile satellite system. This satellite is intended to support American Mobile's existing satellite services and also allow the provision of an extended array of services, such as higher data rate services and services to lower-power terminals. There is no guarantee that the FCC will grant this application. The filing of the application does not commit American Mobile to expend any resources toward this project; however, should American Mobile decide to proceed with the construction of the follow-on satellite, American Mobile would be required to raise substantial additional capital to fund this project.

American Mobile's current foreign ownership level, for which the indirect ownership limits are applicable, is at least 14%. This figure does not include any foreign ownership of Motorola, Inc. which holds approximately a 20.23% interest in American Mobile. Singapore, which is the domicile of Singapore Telecom, one of American Mobile's largest shareholders, is a WTO-member country.

MSAT-2 is designed to be able to operate over the 1530-1559/1631.5-1660.5 MHz bands (the "L-band"). American Mobile is currently licensed to operate in the 1544-1559/1645-1660.5 MHz bands (the "upper L-band"). The FCC has designated American Mobile as the licensee for both MSS and Aeronautical Mobile Satellite

(Route) Service ("AMS(R)S"). AMS(R)S includes satellite communications related to air traffic control, as well as aeronautical safety-related operational and administrative functions. As a condition to its authorization, American Mobile is required by the FCC to be capable of providing priority and preemptive access for AMS(R)S traffic in the upper L-band and to be interoperable with and capable of transferring AMS(R)S traffic to international and foreign systems providing such service. American Mobile currently anticipates it will be able to meet these requirements without any material adverse effect on its business. If American Mobile is unable to meet these requirements, the FCC may authorize and give priority spectrum access to one or more additional satellite systems that meet the specified requirements.

American Mobile has applied for authorization to operate in the additional 1530-1544/ 1631.5-1645.5 MHz bands (the "lower L-band"). If American Mobile is assigned spectrum in the lower L-band, it will be required by the FCC to provide similar priority and preemptive access in that spectrum to maritime distress and safety communications. With respect to its mobile voice terminals, American Mobile currently anticipates it will be able to meet this requirement without any material adverse effect on its business. The Federal Aviation Administration ("FAA") filed comments, however, in connection with American Mobile's application to operate up to 30,000 mobile data terminals that were transitioned from leased space segment to MSAT-2 in late 1995, stating its concern that the mobile data terminals cannot be operated in compliance with American Mobile's obligation to provide priority and preemptive access in the upper L-band. The FAA has proposed that American Mobile operate the mobile data terminals in the lower L-band. American Mobile has received successive six-month grants of special temporary authority ("STA"), under a two-year waiver of the FCC's rules on priority and preemptive access, to operate up to 15,100 mobile data terminals in the lower L-band. This number was increased to 33,100 terminals pursuant to American Mobile's acquisition of the mobile data equipment and services previously licensed to Rockwell. The two-year waiver expired on August 1, 1997, but remains in effect while American Mobile's request for a two-year extension of that waiver is pending at the FCC. American Mobile will need additional authority to increase the number of mobile data terminals that it is authorized to operate in order to achieve planned growth in its data services. American Mobile will also need permission from the FCC to operate mobile data terminals with a different transmission design than those operated under its current lower L-band authorization. Transmissions from these terminals require a wider band width than do transmissions from American Mobile's existing terminals. American Mobile was granted a six-month STA to operate up to 10,000 of these mobile data terminals on February 12, 1999. American Mobile will be need additional authorization from the FCC to operate up to 100,000 of these terminals as contemplated. There can be no assurance that American Mobile will continue to receive authority to operate these new mobile data terminals or any other additional mobile data terminals in the lower L-band.

American Mobile's mobile terminal authorizations are subject to compliance with certain requirements regarding interference protection to the Global Positioning System ("GPS"). With the consent of the FAA, the FCC granted American Mobile's application subject to certain conditions, including that the grant may be modified after the interference issue is studied. The FCC is now proposing to impose more stringent limits on the out-of-band emissions from certain mobile terminals, including those used in connection with American Mobile's system, in order to protect GPS and the Russian Global Navigation Satellite System ("Glonass"). Some of American Mobile's existing mobile terminals may not comply with this proposed standard. Under the Commission's proposal, all mobile terminals commissioned after January 1, 2002 must comply with this new limit, and any terminals not meeting the new specifications must be retired or retrofitted by 2005. While American Mobile believes that it will be able to comply with the proposed 2002 deadline for newly commissioned terminals, American Mobile will oppose the 2005 deadline for the retirement or retrofitting of existing, non-compliant terminals. If adopted by the FCC, this policy could have a material adverse effect on American Mobile's business.

American Mobile's license authorizes MSAT-2 to operate using certain telemetry, transfer and control frequencies in the Ku-band. American Mobile operates MSAT-2 at the 101 degrees W.L. orbital location. GE American Communications, Inc. ("GE American"), also operates a satellite at the 101 degrees W.L. orbital location. American Mobile and GE American have an agreement covering MSAT-2 that may require American Mobile to modify its operations or make certain payments to GE American if American Mobile's operations cause interference to those of GE American. While there can be no assurances, the Company does not anticipate any interference in the operations of MSAT-2 and those of GE American.

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

Spectrum availability, particularly in the L-band, is a function not only of how much spectrum is assigned to American Mobile by the FCC, but also the extent to which the same frequencies are used by other systems in the North American region, and the manner of such use. All spectrum use must be coordinated with other parties that are providing or plan to provide mobile satellite-based communications in the same geographical region using the same spectrum. At this time, the other parties with which spectrum use must be coordinated include Canada, Mexico, the Russian Federation and Inmarsat. In addition, a new Japanese system that is to be launched this year proposes to operate in a manner that would interfere with American Mobile's system and other systems in this region, and this Japanese system's spectrum use will have to be coordinated with these regional operators.

Use of the spectrum is determined through a series of negotiations between the United States government and the other user agencies, pursuant to the rules and regulations of the International Telecommunication Union ("ITU"). For the past several years, each of the countries and international organizations that have used or will use L-band frequencies within the North American region have been meeting regularly to negotiate and coordinate their current and future use of that spectrum. American Mobile estimates that international coordination will make approximately 20 MHz of L-band spectrum available to the United States for MSAT-2. Since the coordination process involves many parties and there is uncertainty about the total outcome, the actual amount of spectrum available may be more or less than that estimated. The operation of the new Japanese system may have the effect of further reducing American Mobile's access to spectrum. Some of the spectrum that may be available to American Mobile may include a portion of the 28 MHz lower L-band spectrum adjacent to the frequencies already assigned to American Mobile by the FCC.

The ITU's Radio Regulations include a table of frequency allocations that prescribe the permitted uses of the radio spectrum. As a result of the ITU satellite plan for parts of the Ku-band, there also may be restrictions on American Mobile's ability to deploy feederlink earth stations in Alaska, Hawaii, Puerto Rico, and the U.S. Virgin Islands.

During the course of the licensing process for American Mobile and several times since, the FCC has stated that there is only enough spectrum in the MSS L-band for the FCC to authorize a single MSS system to provide service in the United States. In 1995, however, Comsat applied for authority to provide MSS in the United States in the L-band over the Inmarsat satellite system. Comsat subsequently filed an application seeking a blanket authorization for the operation of 5,000 mobile terminals in the United States, as well as a request for an STA to operate 50 mobile terminals in the United States. On January 9, 1998, the FCC denied Comsat's request for an STA and required that Comsat amend its underlying applications to conform with the requirements established in the FCC's November 1997 order on market access by foreign-licensed satellite systems. This order conforms the FCC's regulations with the BTA and makes it easier for foreign satellite systems from WTO-member countries to access the United States market, while at the same time making clear that the FCC may deny access to such satellite applicants on the basis of spectrum availability, applicants' technical, legal, or financial qualifications, or foreign or domestic policy factors. The order also requires Comsat to make an appropriate waiver of immunity from any suit as part of any application to provide domestic services over Inmarsat's system. On January 12, 1998, Comsat filed an appeal of this order with the U.S. Court of Appeals for the D.C. Circuit, and American Mobile is opposing this appeal as an intervenor. On February 6, 1998, Comsat filed an application for review of the FCC's denial of its request for an STA, and a petition for waiver of the FCC's new market access rules to permit it to offer MSS on a temporary basis in the United States. American Mobile has opposed these filings, which remain pending.

In its January 9, 1998 denial of Comsat's STA request, the FCC stated that it would be willing to authorize Comsat to provide international service if Comsat amended its blanket license application to show that service through its terminals and Inmarsat's MSS system could be limited to international traffic. Comsat has amended its application in order to make this showing. American Mobile has opposed this application, which remains pending.

On October 23, 1998, the FCC issued an order permitting Comsat to provide aeronautical services via Inmarsat to the domestic legs of the same aircraft in international flight. As the FCC noted, this action has a minimal effect on American Mobile's access to L-band spectrum. Additionally, the Company does not believe this action will have any effect on revenues.

TMI, which is technically capable of providing service within the United States, also hopes to provide MSS to domestic customers over MSAT-1. On March 10, 1998, SatCom Systems, Inc. filed an application for a blanket license to operate up to 25,000 mobile terminals in the United States over MSAT-1 on a permanent basis. American Mobile has opposed this application, which remains pending. On July 20, 1998, the International Bureau of the FCC granted SatCom an STA to operate up to 500 mobile terminals for 180 days on a private carrier basis so that it may conduct marketing trials; this STA was subsequently extended to July 12, 1999. On July 30, 1998, American Mobile filed an Application for Review and a Motion for Stay of this STA grant with the FCC, and these filings remain pending.

On March 30, 1998, TMI filed its own application for a blanket license to operate up to 100,000 mobile terminals in the United States over MSAT-1 on a permanent basis. American Mobile has opposed this application, which remains pending.

On January 30, 1998, Kitcomm Satellite Communications Ltd. ("Kitcomm") filed a letter of intent with the FCC to provide MSS to U.S. customers over its proposed foreign-licensed satellite system. Kitcomm proposes to provide two-way remote data collection, tracing, and messaging services over a global system in the lower L-band at 1525-1530/1626.5-1631 MHz. American Mobile has opposed the operation of this proposed system in the United States, since such operations would likely reduce the spectrum available to American Mobile either directly or as a result of international frequency coordination. In order to provide domestic service, Kitcomm will also have to request authority to operate mobile terminals in the United States, and American Mobile will oppose any FCC application by Kitcomm that would reduce the spectrum available to American Mobile either directly or as a result of international frequency coordination.

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

American Mobile's ARDIS Terrestrial Network
-------------------------------------------

American Mobile's ARDIS terrestrial network consists of base stations licensed in the Business Radio and Specialized Mobile Radio Service, all operating in the 800 MHz frequency band. The ARDIS network is interconnected with the public switched data network.

The FCC's licensing regime in effect when it issued licenses for the ARDIS network provided for the issuance of individual licenses for specific channels at specific sites. With respect to the part of the band in which all of the ARDIS base stations operate, however, the FCC has implemented a new licensing regime. The new licensing regime involves the auctioning of licenses for specific channels for wide geographic areas, within which the licensee will have substantial flexibility to operate any number of base stations, including base stations that may operate on the same channels as incumbent licensees such as American Mobile. The FCC proposes to prohibit the new geographic licensees from causing interference to incumbents, but there is concern that such interference may occur and that practical application of these rules is uncertain.

American Mobile believes that it has licenses for sufficient channels to meet its current needs for capacity on the ARDIS network. To the extent that it needs additional capacity, it may be required to either participate in the upcoming auctions or acquire channels from other licensees. As part of its new licensing regime, the FCC permits a wide-area geographic licensee, with prior FCC approval, to sell a portion of its geographic area to another entity. This partitioning authority may increase American Mobile's flexibility to operate additional base stations, but the practical utility of this option is uncertain at this time.

American Mobile operates the ARDIS network under a number of waivers of the FCC's technical rules, including rules on station identification, for-profit use of excess capacity, system loading, and multiple station ownership. Several of these waivers were first obtained individually by IBM and Motorola, which operated separate wireless data systems until forming the ARDIS joint venture in 1990. The FCC incorporated a number of these waivers into its regulations when it implemented Congress' statutory provision creating the CMRS classification, and American Mobile no longer requires those waivers. As of March 3, 1999, ARDIS completed its planned construction of base stations for which extended implementation was granted by the FCC in 1996.

The foregoing does not purport to describe all present and proposed federal, state, and local regulation and legislation relating to the industries in which American Mobile operates. Other existing federal, state, and local regulations currently are the subject of a variety of judicial proceedings, legislative hearings, and administrative and legislative proposal which could change, in varying degrees, the manner in which American Mobile operates. Neither the outcome of these proceedings nor their impact on American Mobile's operations can be predicted at this time.


                               Year 2000 Readiness
                               -------------------

American Mobile has developed and is implementing a Year 2000 Readiness Program ("Year 2000 Readiness Program") to address Year 2000 issues. "Year 2000 Ready," or "Year 2000 Readiness," means that customers will experience no material difference in performance and functionality of the Company's networks prior to, during or after the year 2000.

The Company's Year 2000 Readiness Program uses the phased approach that is standard in its industry. The Awareness, Inventory and Assessment phases have been completed, and American Mobile is at various stages of the Renovation, Validation/Test and Implementation/Rollout phases, depending on the particular system involved.

The Inventory and Assessment Phases concentrated on the Company's core business systems: those systems, both hardware and software, whose failure could have a material impact on its financial condition and operations. Vendors providing critical products and services to American Mobile are also included in this definition of core business systems. Although the core business systems are the top priority in the Company's Year 2000 Readiness Program, American Mobile assessed all of its software and hardware for Year 2000 Readiness.

American Mobile's plans for the Renovation, Validation/Test and Implementation/Rollout Phases call for it to be Year 2000 Ready by the end of the third quarter of 1999. In addition, the Company is currently scheduled to complete renovation, implementation and rollout of its internal systems (including its voice customer billing software, CMIS) in the fourth quarter of 1999; these internal software systems do not affect the Company's ability to pass customer traffic and therefore will not affect Year 2000 Readiness.

The complex of hardware and software that the Company maintains consists of commercial off-the-shelf (COTS) software, as well as custom software developed specifically for American Mobile's networks. In certain cases, American Mobile's Year 2000 Readiness Program involves upgrading COTS software that is unsupported by the vendor or whose Year 2000 Readiness could not be determined. Upgrading such COTS software, as planned, provides greater certainty regarding the Year 2000 Readiness of such products and ensures that vendor support will be available.

The total cost of American Mobile's Year 2000 Readiness Program was approximately $2.4 million in 1998. Expenditures for the Year 2000 Readiness Program in 1999 are estimated to be up to $7.4 million. Some modification costs, including the purchase of software upgrades and consulting services, are expensed as incurred while other modification costs, such as hardware purchases, are being treated as capital expenditures.

The estimated cost and date on which American Mobile believes its network will be Year 2000 Ready are based on management's best estimates. However, there is no guarantee that the Company will achieve these results and actual results could differ materially from those anticipated. Some of American Mobile's critical business systems depend significantly on software programs and third party services that are not within the Company's control. Failure to solve Year 2000 errors within American Mobile's critical business systems could result in possible service outages, miscalculations or disruption of operations that could have a material impact on the Company's business. Because of the Company's heavy dependence on software, some Year 2000 problems may not be found or the remediation efforts may introduce new bugs that are not identified before they impact operations. This applies to both COTS software and custom software.

If American Mobile's customers fail to become Year 2000 ready on time with their own hardware and software systems, their applications may not function even if American Mobile's systems are Year 2000 Ready. This will result in reduced traffic and revenues. Also, suppliers of goods and services may suffer Year 2000-related failures from which the Company cannot adequately protect its business.

While management believes that the Company will be able to achieve Year 2000 Readiness in a timely manner, the schedule for completing the implementation of several core business systems extends to the third quarter 1999 and there is a possibility that American Mobile may not become Year 2000 Ready on time or within budget. Contingency planning, as discussed below, is currently underway to minimize the risk of business interruptions caused by Year 2000 problems within the core business systems.

American Mobile has contingency plans in place to minimize service interruptions that can mitigate, although not eliminate, interruptions caused by problems resulting from Year 2000 issues. For example, the Company has backup power supplies and generators in place for certain portions of its networks in the event of electrical power outages. In addition, for some services American Mobile has contracted with more than one service provider. These plans, systems and services are being incorporated into the Company's Year 2000 contingency planning. To the extent that it is commercially reasonable to do so, American Mobile will include other redundant or alternative sources of services in its Year 2000 contingency planning efforts. American Mobile anticipates having additional Year 2000 contingency plans in place by June 1999.


                                    Employees
                                    ---------

At March 29, 1999, the Company had approximately 470 employees. None of the Company's employees is represented by a labor union. The Company considers its relations with its employees to be good.


Item 2.  Properties.
-------  -----------

The Company leases approximately 94,000 square feet at its headquarters office space and network operations center in Reston, Virginia. The lease has a term which runs through August 3, 2003 (which may be extended at the Company's election for an additional five years). In addition, the Company leases a back-up Ku-band radio frequency facility in Alexandria, Virginia. The Company also leases approximately 86,000 square feet of space for office space and an operations center in Lincolnshire, Illinois, the lease for which expires December 31, 2000 (which may be extended at the Company's election for an additional five years), and approximately 7,800 square feet for a remote data center in Lexington, Kentucky, the lease for which expires April 30, 2001. The Company also leases site space for approximately 1,700 base stations and antennas across the country for the terrestrial network under one- to five-year lease contracts with renewal provisions. The Company anticipates that it will be able to gain access to additional base station sites when necessary on acceptable terms.


Item 3.  Legal Proceedings.
-------  ------------------

As previously reported, in 1992, a former director of American Mobile filed a lawsuit against the Company alleging violations of the Communications Act and of the Sherman Act and breach of contract. The suit was dismissed on November 10, 1998 prior to commencement of trial pursuant to an agreement to settle the suit by payment of $250,000, which represents the Company's estimate of its cost of going to trial.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------  ----------------------------------------------------

No matters were submitted to a vote of the Company's Stockholders during the fourth quarter of fiscal 1998.

                                     PART II
                                     -------

Items 5, 6, 7 and 8.
--------------------

The information called for by Items 5 through 8 of Part II is presented in a separate section of this Annual Report on Form 10-K commencing on the page numbers specified below:

Form 10-K Item                                                              Page
--------------                                                              ----

Item 5 - Market for the Registrant's Common Equity and Related Matters      F-56

Item 6 - Selected Financial Data                                            F-57

Item 7- Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                           F- 1

Item 8 - Financial Statements and Supplementary Data                        F-19

Item 9 - Changes in and Disagreements with Accountants on Accounting
and Financial Disclosure.                                                   None

                                    PART III
                                    --------


Items 10, 11, 12 and 13.
------------------------

The information called for by Part III (Items 10, 11, 12 and 13) is incorporated herein by reference from the material included under the captions "Nominees," "Executive Officers," "Executive Compensation," "Security Ownership of Certain Beneficial Owners and Management," "Agreements Among Stockholders," "Compensation and Stock Option Committee Interlocks and Insider Participation" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement (to be filed) for its Annual Meeting of Stockholders to be held May 26, 1999 (the "Proxy Statement"). The Proxy Statement is being prepared and will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and furnished to the Company's Stockholders, on or about April 21, 1999.

                                     PART IV
                                     -------


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
--------  -----------------------------------------------------------------


(a)  1.  Financial Statements.
         ---------------------

The  following   consolidated  financial  statements  of  the  Company  and  its subsidiaries are included in a separate section of this Annual Report on Form 10-K commencing on the page numbers specified below:


INDEX
-----

Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................  F-  2

Report of Independent Public Accountants.................................  F- 19

Consolidated Statements of Loss..........................................  F -20

Consolidated Balance Sheets..............................................  F -21

Consolidated Statements of Stockholders' (Deficit) Equity................  F -22

Consolidated Statements of Cash Flows....................................  F -24

Notes to Consolidated Financial Statements...............................  F -25

Quarterly Financial Data.................................................  F -56

Selected Financial Data..................................................  F -57

         2.  Financial Statement Schedules.
             ------------------------------

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

         3.2  -     Amended and Restated Bylaws of AMSC (as amended and restated
                    effective  March 25, 1999)(filed herewith)

         9.1  -     Amended and  Restated  Stockholders'  Agreement  dated as of
                    December 1, 1993, between AMSC and certain holders of its capital stock (Incorporated by reference to Exhibit 9.1 to the Company's Registration Statement on Form S-1 (Reg. No.
                    33- 70468))

         10.1 - Contract for an MSAT Spacecraft, dated December 7, 1990 between AMSC and Hughes Aircraft Company, amended June 15, 1993 (Amendment Nos. 1 through 4) and further amended November 11, 1993 (Amendment No. 5), between AMSC Subsidiary Corporation, as assignee of AMSC, and Hughes Aircraft Company (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (Reg. No. 33-70468))

         10.1a      -  Amendment  No.  6 to  the  AMSC  Hughes  MSAT  Spacecraft
                       Contract, dated October 11, 1994, between AMSC Subsidiary
                       Corporation, as assignee to  AMSC,  and  Hughes  Aircraft
                       Company (Incorporated by reference to Exhibit 10.3a to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-23044))

         10.1b      -  Mutual  Final  Release,  dated  October 11, 1994, between
                       AMSC  Subsidiary  Corporation,   Hughes  Aircraft,   Spar
                       Aerospace Limited and Lockheed  Missiles & Space Company,
                       Inc. (Incorporated by reference to Exhibit 10.3b to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-23044))

         10.1c      -  Amendment  No.  7  to  the  AMSC  Hughes  MSAT Spacecraft
                       Contract, dated October 11, 1994, between AMSC Subsidiary
                       Corporation, as  assignee  to  AMSC,  and Hughes Aircraft
                       Company (Incorporated by reference to Exhibit 10.3c previously filed with the Report on Form 10-K for the period ending December 31, 1997 (File No. 0-23044)))

         10.2 - Memorandum of Agreement for Satellite Capacity, dated February 17, 1992, between AMSC Subsidiary Corporation and Telesat Mobile Inc., as amended by Amending Agreement dated October 18, 1993 among AMSC, AMSC Subsidiary Corporation and TMI Communications and Company, Limited Partnership, as successor in interest to Telesat Mobile Inc., and as further amended by letter agreement dated October 18, 1993 (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (Reg. No. 33-70468))

         10.3 - Agreement for Cooperation in Joint Procurement of MSS Systems, dated September 19, 1988, between American Mobile Satellite Consortium Inc. and Telesat Mobile Inc. (Incorporated by reference to Exhibit 10.32 to the Company's Registration Statement on Form S-1 (Reg. No. 33-70468))

         10.4 - Joint Operating Agreement, dated April 25, 1990, between AMSC and Telesat Mobile Inc. as amended by Amending Agreement dated October 18, 1993 among AMSC, AMSC Subsidiary Corporation and TMI Communications and Company, Limited Partnership, as successor in interest to Telesat Mobile Inc. (Incorporated by reference to Exhibit 10.33 to the Company's Registration Statement on Form S-1 (Reg. No. 33-70468))

         10.5 - Right of First Offer Agreement dated as of November 30, 1993 among AMSC, Hughes Communications Satellite Services, Inc., Singapore Telecommunications Ltd., Satellite Communications Investments Corporation, Space Technologies Investments, Inc., Satellite Mobile Telephone Company L.P., Transit Communications, Inc., MTel Space Technologies, L.P. and MTel Space Technologies Corporation (Incorporated by reference to
                    Exhibit 10.11 to the Company's Registration Statement on Form S-1 (Reg. No. 33-70468))

         10.5a      - Amendment  No.  1  dated  June 28, 1996, to Right of First
                      Offer Agreement among American Mobile Satellite Corporation, Hughes Communications Satellite Services, Inc., Singapore Telecommunications Ltd., Satellite Communications Investments Corporation, Space Technologies Investments, Inc., and Transit Communications, Inc. (Incorporated by reference to Exhibit XI to the Amended and Restated Schedule 13D dated July 1, 1996, filed by Hughes Communications Satellite Services, Inc., Hughes
                      Communications, Inc., Hughes Aircraft Company, Hughes Electronics Corporation and General Motors Corporation with respect to shares of Common Stock, $.01 par value, of American Mobile Satellite Corporation)

         10.6*- Amended and Restated Stock Option Plan (as amended effective May 20, 1998) (Incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-8 (Reg. No.333-30099))

         10.6a*     -  Amended  Form  of  Employee  Stock  Option  Agreement
                       (Incorporated  by  reference   to  Exhibit  10.3b  to the
                       Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-23044))

         10.7*- Employee Stock Purchase Plan, as amended June 25, 1998 (filed herewith).

         10.8*- Form of Directors and Officers Indemnification Agreement (Incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-23044))

         10.9*- 1994 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.53 to the Company's Annual Report on Form 10-K filed for the period ended December 31, 1996 (File No. 0-23044))

         10.10*-    Form of Executive  Agreements  (Incorporated by reference to
                    Exhibit 10.54 to the Company's Annual Report on Form 10-K filed for the period ending December 31, 1996 (File No. 0-23044))

         10.11*- Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.13b to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-23044))

         10.12 - Mobile Terminal Production Agreement, dated October 6, 1992, between AMSC Subsidiary Corporation and Westinghouse Electric Corporation acting through Westinghouse Electronic Systems Company (Incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (Reg. No. 33-70468))

         10.12a     -  Amendment  No. 1 to Mobile Terminal Production Agreement,
                       dated   November  21,  1994,  between   AMSC   Subsidiary
                       Corporation and  Westinghouse Electric Corporation acting
                       through   Westinghouse   Electronic   Systems   Company
                       (Incorporated by reference to Exhibit 10.17a to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-23044))

         10.12b     -  Amendment No. 2  to Mobile Terminal Production Agreement,
                       dated  January  23,  1995,   between   AMSC   Subsidiary
                       Corporation and  Westinghouse Electric Corporation acting
                       through   Westinghouse  Electronic   Systems   Company
                       (Incorporated by reference to Exhibit 10.17b to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-23044))

         10.12c     -   Amendment No. 3 to Mobile Terminal Production Agreement,
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

         10.13 - Mobile Termination Production Contract, dated November 30, 1992, between AMSC Subsidiary Corporation and Mitsubishi Electric Corporation (Incorporated by reference to Exhibit
                    10.18 to the Company's Registration Statement on Form S-1 (Reg. No. 33-70468))


         10.14 - Deed of Lease at Reston, Virginia, dated February 4, 1993 and amended June 21, 1993, between AMSC Subsidiary
                    Corporation and Trust Company of the West as Trustee (Incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 (Reg. No. 33-70468))

         10.14a     -   Amendment No. 4 to Deed of Lease, dated October 7, 1994,
                        between AMSC Subsidiary Corporation and Trust Company of the West as Trustee (Incorporated by reference to Exhibit 10.20a to the Company's Annual Report on Form
                        10-K for the fiscal year ended December 31, 1994 (File
                        No. 0-23044))

         10.15 - Master Lease Agreement, dated June 23, 1993, between AMSC Subsidiary Corporation and Digital Equipment Corporation and Amendment to Master Lease Agreement between AMSC Subsidiary Corporation and Digital Equipment Corporation dated August 2, 1993 (Incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-1 (Reg. No. 33-70468))

         10.16 - Telemetry, Tracking and Control Satellite Service Agreement, dated as of August 5, 1993, between AMSC Subsidiary Corporation and Hughes Communications Satellite Services, Inc. (Incorporated by reference to Exhibit 10.27 to the Company's Registration Statement on Form S-1 (Reg. No. 33-70468))

         10.17 - Agreement dated as of December 14, 1992 between AMSC Subsidiary Corporation and GTE Spacenet Corporation (Incorporated by reference to Exhibit 10.35 to the Company's Registration Statement on Form S-1 (Reg. No. 33-70468))

         10.17a     -   Amendment  No.  1  dated  as  of November 7, 1997 to the
                        Agreement dated as of December 14, 1992, by GTE Spacenet
                        Corporation   and   AMSC   Subsidiary   Corporation
                        (Incorporated by reference to Exhibit 10.65 previously filed with the Report on Form 10-K for the period ending
                        December 31, 1997 (File No. 0-23044))

         10.18 - Master Agreement dated March 30, 1994, between Washington International Teleport, Inc., and AMSC (Incorporated by reference to Exhibit 10.36a to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-23044))

         10.18a     - Contract Amendment No. A001, dated July 1, 1994,   between
                      Washington   International   Teleport,  Inc.,   and  AMSC
                      (Incorporated by reference to Exhibit 10.36b to the Company's Quarterly Report on Form 10-Q filed for the period ending September 30, 1994 (File No. 0-23044))

         10.18b     - Contract Amendment No. A002, dated July 1, 1994,   between
                      Washington International Teleport, Inc., and AMSC (Incorporated by reference to Exhibit 10.36c to the Company's Quarterly Report on Form 10-Q filed for the period ending September 30, 1994 (File No. 0-23044))


         10.19 - Asset Sale Agreement dated as of November 22, 1996, by and among Rockwell Collins, Inc. American Mobile Satellite Corporation and AMSC Subsidiary Corporation (Incorporated by reference to Exhibit 10.61 to the Company's Current Report on Form 8-K dated November 22, 1996, and filed on December 9, 1996 (File No. 0-23044))

         10.20 - Stock Purchase Agreement for the Acquisition of Motorola ARDIS Acquisition, Inc. and Motorola ARDIS, Inc. by AMSC Acquisition Company, Inc., a Wholly-Owned Subsidiary of American Mobile Satellite Corporation, Dated as of December 31, 1997 (Incorporated by reference to Exhibit 10.65 previously filed with the Report on Form 10-K for the period ending December 31, 1997 (File No. 0-23044)).

         10.20a     -  Amendment  No.  1  dated  March  31,  1998  to  the Stock
                       Purchase Agreement for  the Acquisition of Motorola ARDIS
                       Acquisition,  Inc.  and  Motorola  ARDIS,  Inc.  by  AMSC
                       Acquisition Company, Inc., a  Wholly-Owned  Subsidiary of
                       American Mobile Satellite Corporation (Incorporated by reference to Exhibit 4.2 to the Schedule 13D dated March
                       31, 1998, filed by Motorola, Inc.).

         10.21 - Participation Rights Agreement by and among Motorola, Inc., American Mobile Satellite Corporation, and the parties listed on Schedule A, dated as of December 31, 1997 (Incorporated by reference to Exhibit 10.65 previously filed with the Report on Form 10-K for the period ending December 31, 1997 (File No. 0-23044)).

         10.21a     -  Registration  Rights  Agreement  by  and  among Motorola,
                       Inc.,  American Mobile  Satellite  Corporation  dated  as
                       of   March   31,   1998  (Incorporated  by  reference  to
                       Exhibit 4.4 to the Schedule 13D dated March 31, 1998, filed by Motorola, Inc.)

         10.22 - Credit Agreement by and between Motorola Inc. and ARDIS Company dated June 17, 1998 (Incorporated by reference to
                    Exhibit 10.61 to the Company's Current Report on Form 10-Q dated June 30, 1998 (File No. 0-23044)).


         10.23 - Indenture of AMSC Acquisition Company, Inc., Series A and Series B, 12 1/4% Senior Notes Due 2008, dated March 31, 1998 (Incorporated by reference to Registration Statement on Form S-4 filed on May 15, 1998 (File No. 333-52777)).

         10.24 - Debt Registration Rights Agreement dated March 31, 1998 by and among AMSC Acquisition Company, Inc., Bear, Stearns & Co. Inc., J.P. Morgan Securities Inc., TD Securities (USA) Inc. and BancAmerica Robertson Stephens, and guarantors party thereto (Incorporated by reference to Registration Statement on Form S-4 filed on May 15, 1998 (File No. 333-52777)).

         10.25 - Unit Agreement Among American Mobile Satellite Corporation, AMSC Acquisition Company, Inc. and State Street Bank and Trust Company as Unit Agent, dated March 31, 1998 (Incorporated by reference to Registration Statement on Form S-4 filed on May 15, 1998 (File No. 333-52777)).

         10.26 - Warrant Agreement between American Mobile Satellite Corporation as Issuer and State Street Bank and Trust Company as Warrant Agent dated March 31, 1998 (Incorporated by reference to Registration Statement on Form S-4 filed on May 15, 1998 (File No. 333-52777)).

         10.27 - Warrant Registration Rights Agreement dated March 31, 1998 By and Among American Mobile Satellite Corporation and Bear, Stearns & Co. Inc., J.P. Morgan Securities Inc., T.D. Securities (USA) Inc., BancAmerica Robertson Stephens (Incorporated by reference to Registration Statement on Form S-4 filed on May 15, 1998 (File No. 333-52777)).

         10.28 - Pledge and Security Agreement by and among AMSC Acquisition Company, Inc., State Street Bank and Trust Company, as Trustee and State Street Bank and Trust Company, as Collateral Agent dated March 31, 1998 (Incorporated by reference to Registration Statement on Form S-4 filed on May 15, 1998 (File No. 333-52777)).

         10.29 - Guaranty Issuance Agreement, dated as of March 31, 1998, among Hughes Electronics Corporation, Singapore Telecommunications Ltd., and Baron Capital Partners, L.P. and American Mobile Satellite Corporation and AMSC Acquisition Company, Inc. (Incorporated by reference to
                    Exhibit 1 to the Schedule 13D dated March 31, 1998, filed by Hughes Communications Satellite Services, Inc. )

         10.29a     -  Amendment No. 1 to the Guaranty Issuance Agreement, dated
                       as  of  January  15,  1999,  among  Hughes   Electronics
                       Corporation, Singapore Telecommunications Ltd., and Baron
                       Capital  Partners,  L.P.  and American  Mobile  Satellite
                       Corporation and AMSC Acquisition Company, Inc. (filed herewith).

         10.29b     -  Amendment No. 2 to the Guaranty Issuance Agreement, dated
                       as  of   March  29,  1999,  among  Hughes  Electronics
                       Corporation, Singapore Telecommunications Ltd., and Baron
                       Capital  Partners,  L.P.  and  American  Mobile Satellite
                       Corporation and AMSC Acquisition Company, Inc. (filed herewith).

         10.30 - Warrant No. 1 for the Purchase of 3,750,000 Shares (subject to adjustment) of Common Stock of American Mobile Satellite Corporation issued to Hughes Electronics Corporation, dated June 28, 1996 (Incorporated by reference to Exhibit XIII to the Amended and Restated Schedule 13D dated July 1, 1996, filed by Hughes Communications Satellite Services, Inc., Hughes Communications, Inc., Hughes Aircraft Company, Hughes Electronics Corporation and General Motors Corporation with respect to shares of Common Stock, $.01 par value, of American Mobile Satellite Corporation).

         10.30a     -  Amendment  No. 1 to the  Warrant Certificate, dated as of
                       March 27, 1997,  by  and  among American Mobile Satellite
                       Corporation and Hughes Electronics Corporation, Singapore
                       Telecommunications Ltd., and Baron Capital Partners, L.P.
                       (Incorporated by reference to Exhibit 4 to the Schedule 13D dated March 31, 1997, filed by Hughes
                       Communications Satellite Services, Inc. )

         10.30b     -  Amendment  No. 2 to the Warrant  Certificate, dated as of
                       March 31, 1998,  by  and  among American Mobile Satellite
                       Corporation and Hughes Electronics Corporation, Singapore
                       Telecommunications Ltd., and Baron Capital Partners, L.P.
                       (Incorporated by reference to Exhibit 4 to  the  Schedule
                       13D dated  March 31, 1998, filed by Hughes Communications
                       Satellite Services, Inc. )

         10.30c     -  Amendment No. 3  to  the  Warrant  Certificates  for  the
                       Purchase of Shares of  Common  Stock of  American  Mobile
                       Satellite Corporation, dated  as of  April  1,  1999,  by
                       and   among   American   Mobile   Satellite   Corporation
                       and   Hughes   Electronics   Corporation,   Singapore
                       Telecommunications   Ltd., and  Baron  Capital  Partners,
                       L.P. (filed herewith, as an exhibit to Exhibit 10.29b herein)

         10.31 - Registration Rights Agreement dated as of June 28, 1996, among American Mobile Satellite Corporation, Hughes Electronics Corporation, Singapore Telecommunications Ltd., and Baron Capital Partners, L.P. (Incorporated by reference to Exhibit XIV to the Amended and Restated Schedule 13D dated July 1, 1996, filed by Hughes Communications Satellite Services, Inc., Hughes Communications, Inc., Hughes Aircraft Company, Hughes Electronics Corporation and General Motors Corporation with respect to shares of Common Stock, $.01 par value, of American Mobile Satellite Corporation). (Incorporated by reference to Exhibit 10.57 to the Company's Quarterly Report on Form 10-Q filed for the period ended June 30, 1996 (File No. 0-23044))

         10.32 - Warrant for the Purchase of Shares of Common Stock of American Mobile Satellite Corporation, dated as of March 31, 1998 (Incorporated by reference to Exhibit 2 to the Schedule 13D dated March 31, 1998, filed by Hughes Communications Satellite Services, Inc. )

         10.32a     -  Amendment  No.  1  to  Warrant  Certificates  for  the
                       Purchase  of Shares of Common  Stock of  American  Mobile
                       Satellite Corporation,  dated  as  of  April 1,  1999  by
                       and  among  Hughes  Electronics   Corporation,  Singapore
                       Telecommunications Ltd. and  Baron Capital Partners, L.P.
                       (filed herewith, as an exhibit to Exhibit 10.29b herein)

         10.33 - Amended and Restated Registration Rights Agreement, dated as of March 31, 1998, among American Mobile Satellite
                    Corporation and Hughes Electronics Corporation, Singapore Telecommunications Ltd., and Baron Capital Partners, L.P. (Incorporated by reference to Exhibit 3 to the Schedule 13D dated March 31, 1998, filed by Hughes Communications Satellite Services, Inc.)

         10.34 - Term Credit Agreement dated as of March 31, 1998 among American Mobile Satellite Corporation, Morgan Guaranty Trust Company of New York, Toronto Dominion (Texas), Inc. and other banks party thereto (Incorporated by reference to Exhibit 10.61 to the Company's Current Report on Form 10-Q dated March 31, 1998 (File No. 0-23044))

         10.34a     -  Amendment No. 1 and Waiver to Term Credit Agreement dated as  of  January  15, 1999 among American Mobile Satellite
                       Corporation, Morgan  Guaranty  Trust Company of New York,
                       Toronto Dominion (Texas), Inc. and other banks party thereto (filed herewith)

         10.35 - Revolving Credit Agreement dated as of March 31, 1998 among AMSC Acquisition Company, Inc., American Mobile Satellite Corporation, Morgan Guaranty Trust Company of New York and Toronto Dominion (Texas), Inc. and other banks party thereto (Incorporated by reference to Exhibit 10.61 to the Company's Current Report on Form 10-Q dated March 31, 1998 (File No. 0-23044))

         10.35a     -  Amendment  No. 1 and Waiver to Revolving Credit Agreement
                       dated  as  of  January  15,  1999  among AMSC Acquisition
                       Company,  Inc.,  American  Mobile  Satellite Corporation,
                       Morgan  Guaranty Trust Company of New  York  and  Toronto
                       Dominion (Texas),  Inc.  and  other  banks  party thereto
                       (filed herewith)

         11.1  -   Computation of Net Loss Per Share (filed herewith)

         21.1  -   Subsidiaries of AMSC (filed herewith)

         23.1  -   Consent of Arthur Andersen LLP (filed herewith)

         23.2  -   Consent of KPMG LLP (filed herewith)

         27.1  -   Financial Data Schedule (filed herewith)

------------------------------------

*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of this report.



(b)      Reports on Form 8-K:

         On October 9, 1998, the Company filed a Current Report on Form 8-K, describing in response to Item 5-Other Events, the resignation of director Ho Siaw Hong, the representative from Singapore Telecommunications, Ltd.

         On October 29, 1998, the Company filed a Current Report on Form 8-K, describing in response to Item 5-Other Events, announced the financial results for its third quarter ended September 30, 1998. On that date it also announced that it reached an agreement with Stratos Global Corporation to consolidate American Mobile's marine distribution channel. In addition, on that date, American Mobile announced that, effective January 1,1999, its President Walt Purnell would assume the added responsibilities of chief executive officer, with Gary Parsons continuing as Chairman of the Board with oversight of mergers and acquisitions, strategic planning and American Mobile's investment in XM Satellite Radio, Inc.

         On January 5, 1999,  the  Company  filed an  Amendment  to its  Current
         Report on Form 8-K, describing in response to Item 5-Other Events, announced that effective January 1, 1999, the Board of Directors has appointed Walter V. Purnell, Jr. as a director of American Mobile.

         On January 29, 1999, the Company filed a Current Report on Form 8-K, describing in response to Item 5-Other Events, American Mobile provided an additional $21.4 million of convertible financing for its subsidiary, XM Satellite Radio Holdings, Inc. ("XM Radio").

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMERICAN MOBILE SATELLITE CORPORATION


                                        By /s/Walter V. Purnell, Jr.
                                           -------------------------
                                           Walter V. Purnell, Jr.
                                           President and Chief Executive Officer

Date:   March 30, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/Walter V. Purnell, Jr.       President and Chief
-------------------------       Executive Officer
Walter V. Purnell, Jr.          (principal executive officer)     March 30, 1999


/s/W. Bartlett Snell            Senior Vice President and         March 30, 1999
-------------------------       Chief Financial Officer
W. Bartlett Snell               (principal financial and
                                accounting officer)

/s/Gary M. Parsons              Chairman of the Board             March 30, 1999
-------------------------
Gary M. Parsons

/s/Douglas I. Brandon
-------------------------       Director                          March 30, 1999
Douglas I. Brandon


/s/Billy J. Parrott
-------------------------       Director                          March 30, 1999
Billy J. Parrott

/s/Jack A. Shaw
-------------------------       Director                          March 30, 1999
Jack A. Shaw

/s/Roderick M. Sherwood, III
-------------------------       Director                          March 30, 1999
Roderick M. Sherwood, III

                                      INDEX



Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................F -  2

Report of Independent Public Accountants..................................F - 19

Consolidated Statements of Operations.....................................F - 20

Consolidated Balance Sheets...............................................F - 21

Consolidated Statements of Stockholders' (Deficit) Equity ................F - 22

Consolidated Statements of Cash Flows.....................................F - 24

Notes to Consolidated Financial Statements................................F - 25

Quarterly Financial Data..................................................F - 56

Selected Financial Data...................................................F - 57

Management's  Discussion  and  Analysis of  Financial  Condition  and Results of
--------------------------------------------------------------------------------
Operations
----------

This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are identified by the use of forward-looking words or phrases including, but not limited to, "believes," "intended," "will be positioned," "expects," "expected," "estimates," "anticipates" and "anticipated." These forward-looking statements are based on the Company's current expectations. All statements other than statements of historical facts included in this Annual Report, including those regarding the Company's financial position, business strategy, projected costs and financing needs, and plans and objectives of management for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. Because forward-looking statements involve risks and uncertainties, the Company's actual results could differ materially. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Annual Report, including, without limitation, in conjunction with the forward-looking statements included in this Annual Report. These forward-looking statements represent the Company's judgment as of the date hereof and readers are cautioned not to place undue reliance on these forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Registration Statement on Form S-3, No. 333-71423,and Form 10-Q Quarterly Reports to be filed by the Company subsequent to this Annual Report on Form 10-K and any Current Reports on Form 8-K and registration statements filed by the Company.

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

American Mobile Satellite Corporation was incorporated in May 1988 and, until 1996, was a development stage company, engaged primarily in the design, development, construction, deployment and financing of a mobile satellite communication system. On March 31, 1998, the Company acquired (the "Acquisition") ARDIS Company ("ARDIS"), a wholly-owned subsidiary of Motorola, Inc. ("Motorola") that owns and operates a two-way wireless data communications network. With the acquisition of ARDIS, the Company became a leading provider of nationwide wireless communications services, including data, dispatch and voice services, primarily to business customers in the United States. The Company offers a broad range of end-to-end wireless solutions utilizing a seamless network consisting of the nation's largest, most fully- deployed terrestrial wireless data network (the "ARDIS Network") and a satellite in geosynchronous orbit (the "Satellite Network") (together, the "Network").

In connection with the Acquisition, the Company and its subsidiaries entered into agreements with respect to the following financings and refinancings: (1) $335 million of Units; (2) the restructuring of its existing $200 million Revolving Credit Facility and Term Loan Facility (collectively, the "New Bank Financings"); and (3) $10 million commitment with respect to Motorola vendor financing. See "Liquidity and Capital Resources." Additionally, in connection with the Acquisition and related financing, the Company transferred all of its rights, title and interests in AMSC Subsidiary Corporation, American Mobile Satellite Sales Corporation, and AMSC Sales Corp. Ltd. (together, "American Mobile Subsidiaries") to Acquisition Company.

On October 16, 1997, XM Satellite Radio Inc., formerly American Mobile Radio Corporation, an indirect subsidiary of American Mobile through its subsidiary XM Satellite Radio Holdings Inc., formerly AMRC Holdings, Inc., (together with XM Satellite Radio Inc., "XM Radio"), was awarded a license by the FCC to provide satellite-based Digital Audio Radio Service ("DARS") throughout the United States, following its successful $89.9 million bid at auction on April 2, 1997. The operations and financing of XM Radio are maintained separate and apart from the operations and financing of American Mobile (see "Liquidity and Capital Resources"). Through its investment in XM Radio, WorldSpace has an option to increase its ownership in XM Radio subject to FCC approval. On October 30, 1998 the Company and WorldSpace jointly filed an application for consent to the transfer of control of XM Radio in anticipation of future exercise of the World Space options. On January 15,1999, the Company provided an additional $21.4 million of convertible financing for XM Radio through an issuance of a $21.5 million subordinated, non-recourse note of the Company to Baron Asset Fund. The Company's note issued to Baron Asset Fund is exchangeable into approximately half of the additional XM Radio common stock to be received by the Company as a result of the January 15 transaction. Assuming conversion of all convertible notes and exercise of the outstanding WorldSpace options, the Company's ownership in XM Radio would be 22.6% (compared with the 18.3% post-exercise position previously reported).

On December 4, 1997, the Company entered into an agreement with African Continental Telecommunications Ltd. ("ACTEL") to lease the Company's satellite, "MSAT-2" (the "Satellite Lease Agreement") for deployment over sub-Saharan Africa. Simultaneously, the Company agreed with TMI Communications and Company Limited Partnership ("TMI") to acquire a one-half ownership interest in TMI's satellite, "MSAT-1" (the "Satellite Purchase Agreement"). As ACTEL had not obtained the requisite financing, the agreements were terminated on March 24, 1999. Following the termination of the ACTEL-related agreements, the Company and TMI will each maintain operations on their two satellites, and continue to provide each other emergency back-up and restoral services in accordance with long-standing arrangements. See Item I. "Business -- Satellite Lease and Purchase Agreement", "-Satellite Back-up and Technology," and Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

Given these acquisitions and the Company's historically high growth rate, management believes the period to period comparison of the Company's financial results are not necessarily meaningful and should not be relied upon as an indication of future operating performance.

Overview
--------

The Company has incurred significant operating losses and negative cash flows in each year since it commenced operations, due primarily to start-up costs, the costs of developing and building the Networks and the cost of developing, selling and providing its products and services. The Company is, and will continue to be, highly leveraged.

The Company's future operating results could be adversely affected by a number of uncertainties and factors, including:

     o the timely completion and deployment of future products and related services, including among other things, availability of mobile telephones, data terminals and other equipment to be used with the Network ("Subscriber Equipment") being manufactured by third parties over which the Company has limited control,
     o    the market's acceptance of the Company's services,
     o the ability and the commitment of the Company's distribution channels to market and distribute the Company's services,
     o the Company's ability to modify its organization, strategy and product mix to maximize the market opportunities in light of changes therein,
     o competition from existing companies that provide services using existing communications technologies and the possibility of competition from companies using new technology in the future,
     o capacity constraints arising from the reconfiguration of MSAT-2, subsequent anomalies affecting MSAT-2, or power management recommendations affecting MSAT-2 previously reported,
     o additional technical anomalies that may occur within the Satellite Network, including those relating to MSAT-2, which could impact, among other things, the operation of the Satellite Network and the cost, scope or availability of in-orbit insurance,
     o subscriber equipment inventory commitments assumed by the Company including the ability of the Company to realize the value of its inventory in a timely manner,

     o the Company's ability to fund its anticipated capital expenditures, operating losses and debt service requirements and its ability to secure additional financing as may be necessary,
     o the Company's ability to respond and react to changes in its business and the industry as a result of being highly leveraged,
     o    the timely roll-out of certain key customer initiatives and products,
     o the ability of the Company to successfully integrate ARDIS and to achieve certain business synergies, and
     o    the ability of the Company to manage growth effectively.

The Company's operating results and capital and liquidity needs have been materially affected by delays experienced in the acquisition of subscribers and the related equipment sales. The impact of this delay has substantially decreased the Company's anticipated revenues and increased the Company's capital and liquidity needs. No assurance can be given that additional delays relating to the acquisition of subscribers and equipment sales will not be encountered in the future and not have an adverse impact on the Company.

As of December 31, 1998, there were approximately 105,700 units on the Network.

Years Ended December 31, 1998 and 1997
--------------------------------------

Service revenues, which includes both the Company's voice and data services, approximated $58.0 million for 1998, which constitutes a $37.3 million increase over 1997. The significant increase in service revenues year over year was primarily attributable to the ARDIS data service. Absent the acquisition of ARDIS on March 31, 1998, service revenues for 1998 increased 33% year to year from $20.7 million to $27.6 million.


                                                Year Ended
Summary of  Revenue                            December 31,
-------------------                            ------------
(in millions)                           1998         1997      Change   % Change
                                        ----         ----      ------   --------
Voice Service                          $14.0        $10.0        $4.0       40%
Data Service                            40.1          7.6        32.5      428%
Capacity Resellers and Other             3.9          3.1         0.8       26%
Equipment Revenue                       29.2         23.5         5.7       24%

The increase in service revenue from voice services was primarily a result of a 34% increase in voice customers in 1998 as compared to 1997. The increase in service revenue from the Company's data services was a result of $30.4 million from the ARDIS data service and a 26% increase in mobile data units during 1998.

Service revenue from capacity resellers, who handle both voice and data services, increased primarily as a result of increased contract commitments from current customers.

The increase in revenue from the sale of Subscriber Equipment includes the sale of approximately $8.5 million of maritime voice equipment to Stratos Global Corporation in the fourth quarter of 1998. Excluding this sale, revenue from the sale of Subscriber Equipment decreased due to reductions in prices for certain data products. ARDIS equipment sales were $1.4 million.


                                                Year Ended
Summary of Expenses                            December 31,
-------------------                            ------------
(in millions)                      1998          1997          Change       % Change
                                   ----          ----          ------       --------
Cost of Service & Operations      $58.0         $32.0           $26.0         81 %
Cost of Equipment Sales            30.4          40.3            (9.9)       (25)%
Sales & Advertising                16.9          12.1             4.8         40 %
General & Administrative           17.3          14.8             2.5         17 %
Depreciation & Amortization        52.7          42.4            10.3         24 %


Cost of service and operations for 1998 includes costs to support subscribers and to operate the Network. As a percentage of total revenues, cost of service and operations was 67% and 72% for 1998 and 1997, respectively. The increase in cost of service and operations was primarily attributable to (i) $26.9 million related to ARDIS and (ii) increased interconnect charges associated with increased service usage, offset by (iii) a reduction in information technology costs caused by reducing the dependence on outside consultants. Absent the acquisition of ARDIS on March 31, 1998, cost of service and operations for 1998 was $31.1, or a $.9 million decrease from 1997.

The decrease from 1997 to 1998 in the cost of equipment sold was primarily attributable to the impact of an inventory valuation allowance of approximately $12.0 million recorded in the fourth quarter of 1997 and the resulting decrease in 1998 equipment prices, offset by the cost of the sale of the maritime equipment, mentioned above.

The 40% increase in sales and advertising expenses from 1997 to 1998 was primarily attributable to ARDIS. Absent the acquisition of ARDIS, sales and advertising expenses for 1998 were $12.3 million, or an increase of less than 2% over 1997. Sales and advertising expenses were 19% of total revenue in 1998 and 27% of revenue in 1997.

General and administrative expenses represented 20% and 34% of total revenue in 1998 and 1997, respectively. The dollar increase in general and administrative expenses for 1998 compared to 1997 was primarily attributable to $5.4 million of ARDIS costs offset by reductions of approximately $2.9 million of expenses attributable to (i) $.9 million in taxes relating to a reversal of an accrual as a result of obtaining a favorable property tax ruling, and (ii) reductions of bad debt expense. Absent the acquisition of ARDIS, general and administrative expenses for 1998 were $11.9 million.

Depreciation and amortization expense represented approximately 60% of total revenue in 1998, as compared to 96% of total revenue in 1997. The dollar increase in depreciation and amortization expense was primarily attributable to the addition of ARDIS assets and step-up in the basis of ARDIS licenses. Absent the acquisition of ARDIS, depreciation and amortization expenses for 1998 was $40.0 million, or a reduction of $2.4 million from 1997.

Interest and other income was $4.4 million for 1998 as compared to $1.1 million for 1997. The increase was primarily a result of interest earned on escrows established with the proceeds from the $335 million debt offering (the "Notes"). The Company incurred $53.8 million of interest expense in 1998 compared to $21.6 million in 1997, reflecting (i) the amortization of debt discount, prepaid interest and debt offering costs in the amount of $16.2 million in 1998, compared to $9.4 million in 1997, (ii) interest expense on the $335 million Notes at 12.25%, offset by lower debt balances on the New Bank Facility.

Interest expense in 1998 was significant as a result of borrowings under the New Bank Financing, the amortization of borrowing costs incurred in conjunction with securing the facility, and interest accrued on the Notes issued in the ARDIS acquisition. It is anticipated that interest costs will continue to be significant as a result of the New Bank Financing and Notes (see "Liquidity and Capital Resources").

Net capital expenditures for 1998 for property and equipment were $12.5 million compared to $8.6 million in 1997. The increase was largely attributable to the acquisition of assets necessary to continue the required build-outs of the ARDIS network.

Years Ended December 31, 1997 and 1996
--------------------------------------

Service revenues, which include both the Company's voice and data services, approximated $20.7 million for 1997 as compared to $9.2 million for 1996 and represents a 125% increase year over year.


                                                Year Ended
Summary of  Revenue                            December 31,
(in millions)                               1997         1996        Change      % Change
                                            ----         ----        ------      --------
Voice Service                              $10.0         $5.0          $5.0        100%
Data Service                                 7.6          2.3           5.3        230%
Capacity Resellers and other                 3.1          1.9           1.2         63%
Equipment Revenue                           23.5         18.5           5.0         27%

Service revenue from voice services increased primarily as a result of a 101% increase in voice customers during 1997. Service revenue from the Company's data services increased as a result of additional revenue from subscribers added as a result of the acquisition, on November 1996, of Rockwell's dual mode mobile messaging and global positioning and monitoring service, as compared to the revenue received in 1996 for satellite capacity leased by Rockwell. The increase in service revenue from capacity resellers, who handle both voice and data services, was a result of additional data customer contracts.

The increase in the sale of Subscriber Equipment was primarily attributable to increased equipment sales of the dual-mode mobile messaging product, discussed above.



Summary of Expenses                             Year Ended
(in millions)                                  December 31,
-------------------                            ------------
                                           1997          1996          Change         % Change
                                           ----          ----          ------         --------
Cost of Service & Operations              $32.0         $30.5            $1.5             5 %
Cost of Equipment Sales                    40.3          31.9             8.4            26 %
Sales & Advertising                        12.1          24.5           (12.4)          (51)%
General & Administrative                   14.8          17.5            (2.7)          (15)%
Depreciation & Amortization                42.4          43.4            (1.0)           (2)%

Cost of service and operations, which includes costs to support subscribers and to operate the Satellite Network, as a percentage of total revenues, were 72% and 110% for 1997 and 1996, respectively. The increase in cost of service and operations was primarily attributable to (i) increased interconnect charges associated with increased service usage by customers, and (ii) the additional cost associated with supporting the dual mode mobile messaging product discussed above, offset by a reduction in information technology costs affected by reducing the dependence on outside consultants.

The cost of equipment sold represented 91% of total revenue in 1997 and 115% of total revenue in 1996. While this percentage decrease was primarily a result of the increase in the total revenue, the dollar increase in the cost of equipment sold was primarily attributable to (i) increased sales as a result of the acquisition of the dual mode messaging product, (ii) an increase of $600,000 in inventory carrying costs as certain subscriber equipment contracts were fulfilled, and (iii) a $12.0 million write-down of inventory to net realizable value in 1997 as compared to a $11.1 million write-down and reconfiguration charges in 1996.

Sales and advertising expenses as a percentage of total revenue were 27% in 1997 and 88% in 1996. The decrease of sales and advertising expenses was primarily attributable to (i) a more focused approach to advertising as the company moved from consumer markets to targeted business-to-business sales, and the resulting reduction in print advertising, (ii) increased costs in the first quarter of 1996 for the development of collateral material needed to support sales and marketing and (iii) costs incurred in the first quarter of 1996 associated with the formal launch of service.

General and  administrative  expenses  decreased  for 1997, as compared to 1996, primarily as a result of reductions made in staffing due to a management restructuring in the third quarter of 1996 and the associated severance costs. As a percentage of total revenue, general and administrative expenses represented 34% in 1997 and 63% in 1996.

Depreciation and amortization expense represented approximately 96% and 157% of revenue for 1997 and 1996, respectively. The decrease in depreciation and amortization expense was attributable to the reduction of the carrying value of the satellite as a result of the resolution, in August 1996, of claims under the Company's satellite insurance contracts and policies and the receipt of approximately $66.0 million, offset by a $1.0 million one-time charge, in the second quarter of 1997, associated with increased amortization in accordance with SFAS No.86 of certain cost associated with software development for the mobile data product.

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

Net capital expenditures for 1997 for property and equipment were $8.6 million compared to capital reductions of $51.9 million in 1996. The $60.5 million increase was largely attributable to (i) the net proceeds in 1996 of $66.0 million from the resolution of the claims under the Company's satellite insurance contracts and policies as previously disclosed and (ii) the decrease in asset acquisitions associated with the final build-out of the communications ground segment (the "CGS").

Liquidity and Capital Resources
-------------------------------

Adequate liquidity and capital are critical to the ability of the Company to continue as a going concern and to fund subscriber acquisition programs necessary to achieve positive cash flow and profitable operations. The Company expects to continue to make significant capital outlays for the foreseeable future to fund interest expense, capital expenditures and working capital prior to the time that it begins to generate positive cash flow from operations. These outlays are expected to continue for the foreseeable future thereafter.

$335 Million Unit Offering
--------------------------

In connection with the Acquisition, the Acquisition Company issued $335 million of Units (the "Units") consisting of 12 1/4% Senior Notes due 2008 (the "Notes"), and Warrants to purchase shares of Common Stock of the Company. Each Unit consists of $1,000 principal amount of Notes and one Warrant to purchase
3.75749 shares of Common Stock at an exercise price of $12.51 per share. The Warrants were valued at $8.5 million and are reflected in the balance sheet as a debt discount. A portion of the net proceeds of the sale of the Units were used to finance the Acquisition. In connection with the Notes, the Acquisition Company has purchased approximately $112.3 million of pledged securities that are intended to provide for the payment of the first six interest payments on the Notes. The Acquisition Company incurred approximately $15 million in costs associated with the placement of the Notes and the Acquisition. Interest payments are due semi-annually, in arrears, beginning October 1, 1998. The Notes are fully guaranteed by American Mobile Satellite Corporation.

New Bank Financing
------------------

In connection with the Acquisition, the Company, the Acquisition Company and its subsidiaries restructured the existing $200 million Bank Financing (the "New Bank Financing") to provide for two facilities: (i) the Revolving Credit Facility, a $100 million unsecured five-year reducing revolving credit facility, and (ii) the Term Loan Facility, a $100 million five-year, term loan facility with up to three additional one-year extensions subject to the lendors' approval. The Revolving Credit Facility ranks pari passu with the Notes. The
Term Loan Facility is secured by the assets of the Company, principally its stockholdings in XM Radio and the Acquisition Company, and will be effectively subordinated to the Revolving Credit Facility and the Notes. The New Bank Financing is severally guaranteed by Hughes Electronics Corporation, Singapore Telecommunications Ltd., and Baron Capital Partners, L.P. (collectively, the "Bank Facility Guarantors"). The lenders' placement fee for the New Bank Financing was approximately $500,000.

The Revolving Credit Facility
-----------------------------

The Revolving Credit Facility bears an interest rate, generally, of 50 basis points above London Interbank Offered Rate ("LIBOR") and is unsecured, with a negative pledge on the assets of the Acquisition Company and its subsidiaries ranking pari passu with the Notes. The Revolving Credit Facility will be reduced $10 million each quarter, beginning with the quarter ending June 30, 2002, with the balance due on maturity of March 31, 2003. Certain proceeds received by the Acquisition Company would be required to repay and reduce the Revolving Credit Facility, unless otherwise waived by the lenders and the Bank Facility
Guarantors:  (1) 100% of excess cash flow obtained by the  Acquisition  Company;
(2) the first $25.0 million net proceeds of the lease or sale of MSAT-2 received by the Acquisition Company, and thereafter 75% of the remaining proceeds received from such lease or sale (the remaining 25% may be retained by the Acquisition Company for business operations); (3) 100% of the proceeds of any other asset sales by the Acquisition Company; (4) 50% of the net proceeds of any offerings of the Acquisition Company's equity (the remaining 50% to be retained by the Acquisition Company for business operations); and (5) 100% of any major casualty proceeds. At such time as the Revolving Credit Facility is repaid in full, and subject to satisfaction of the restrictive payments provisions of the

Notes, any prepayment amounts that would otherwise have been used to prepay the Revolving Credit Facility will be dividended to American Mobile Satellite Corporation.

The Term Loan Facility
----------------------

The Term Loan Facility bears an interest rate, generally, of 50 basis points above LIBOR and is secured by the assets of the Company, principally its stockholdings in XM Radio and the Acquisition Company. The Term Loan Agreement does not include any scheduled amortization until maturity, but does contain certain provisions for prepayment based on certain proceeds received by the Company, unless otherwise waived by the Banks and the Bank Facility Guarantors:
(1) 100% of excess cash flow obtained by the Company; (2) the first $25.0 million net proceeds of the lease or sale of MSAT-2 received by the Company, and thereafter 75% of the remaining proceeds received from such lease or sale (the remaining 25% to be retained by the Acquisition Company for business operations); (3) 100% of the proceeds of any other asset sales by the Company;
(4) 50% of the net proceeds of any equity offerings of the Company (the remaining 50% to be retained by the Company for business operations); and (5) 100% of any major casualty proceeds of the Company. To the extent that the Term Loan Facility is repaid, the aforementioned proceeds that would otherwise have been used to repay the Term Loan Facility will be used to repay and reduce the commitment under the Revolving Credit Facility.


The Guarantees
--------------

In connection with the New Bank Financing, the Bank Facility Guarantors extended separate guarantees of the obligations of each of the Acquisition Company and the Company to the banks, which on a several basis aggregated to $200 million. In their agreement with each of the Acquisition Company and the Company (the "Guarantee Issuance Agreement"), the Bank Facility Guarantors agreed to make their guarantees available for the New Bank Financing. In exchange for the additional risks undertaken by the Bank Facility Guarantors in connection with the New Bank Financing, the Company agreed to compensate the Bank Facility Guarantors, principally in the form of 1 million additional warrants and re-pricing of 5.5 million warrants previously issued (together, the "Guarantee Warrants"). The Guarantee Warrants were issued with an exercise price of $12.51 and were valued at approximately $17.7 million. Additionally, on March 29, 1999, the Bank Facility Guarantors agreed to eliminate certain covenants contained in the Guarantee Issuance Agreement relating to earnings before interest, depreciation, amortization and taxes ("EBITDA") and service revenue. In exchange for this waiver, the Company agreed to re-price their Guarantee Warrants, effective April 1, 1999, from $12.51 to $7.50. As of February 28, 1999, the Company had outstanding borrowings of $100 million of the Term Loan Facility at 5.8125%, and $48 million under the Revolving Credit Facility at rates ranging from 5.4375% to 5.5%.

Further, in connection with the Guarantee Issuance Agreement, the Company has agreed to reimburse the Bank Facility Guarantors in the event that the Guarantors are required to make payment under the New Bank Financing guarantees, and, in connection with this Reimbursement Commitment has provided the Bank Facility Guarantors a junior security interest with respect to the assets of the Company, principally its stockholdings in XM Radio and the Acquisition Company.

In connection with the New Bank Financing, the Company entered into an interest rate swap agreement, with an implied annual rate of 6.51%. The swap agreement reduces the impact of interest rate increases on the Term Loan Facility. The Company paid a fee of approximately $17.9 million for the swap agreement. Under the swap agreement, the Company will receive an amount equal to LIBOR plus 50 basis points, paid directly to the banks on a quarterly basis, on a notional amount of $100 million until the termination date of March 31, 2001. The Company has reflected as an asset the unamortized fee paid for the swap agreement in the accompanying financial statements. The Company is exposed to a credit loss in the event of non-performance by the counter party under the swap agreement. The Company does not believe there is a significant risk of non-performance as the counter party to the swap agreement is a major financial institution.

Motorola Vendor Financing
-------------------------

Motorola has entered into an agreement with ARDIS to provide up to $10 million of vendor financing (the "Vendor Financing Commitment"), to finance up to 75% of the purchase price of additional network base stations. Loans under this facility bear interest at a rate equal to LIBOR plus 7.0% and will be guaranteed by the Company and each subsidiary of the Acquisition Company. The terms of the facility require that amounts borrowed be secured by the equipment purchased therewith. As of December 31, 1998, $1.6 million was outstanding under this facility.

Summary of Recent Financing
---------------------------

The Company's current operating assumptions and projections, which reflect management's best estimate of subscriber and revenue growth and operating expenses, indicate that anticipated capital expenditures, operating losses, working capital and debt service requirements through 1999, and beyond, can be met by cash flows from operations, the net proceeds from the sale of the $335 million in Notes and Warrants, together with the borrowings under the $200 million New Bank Financing, the Vendor Financing Commitment and deferred terms on certain trade payables; however, the Company's ability to meet its projections is subject to numerous uncertainties and there can be no assurance that the Company's current projections regarding the timing of its ability to achieve positive operating cash flow will be accurate, and if the Company's cash requirements are more than projected, the Company may require additional financing in amounts which may be material. The type, timing and terms of financing selected by the Company will be dependent upon the Company's cash needs, the availability of other financing sources and the prevailing conditions in the financial markets. There can be no assurance that any such sources will be available to the Company at any given time or available on favorable terms. See "Overview."

XM Radio
--------

As previously mentioned (see "Organization and Business"), XM Radio was a winning bidder for, and on October 16, 1997, was awarded an FCC license to provide DARS throughout the United States. XM Radio has and will continue to receive funding for this business from independent sources in exchange for debt and equity interests in XM Radio. Accordingly, it is not expected that the development of this business will have a material impact on the Company's financial position, results of operations, or cash flows. The Company's equity interest in XM Radio may, however, even on a fully diluted basis, become a material asset of the Company.

On January 15, 1999, the Company entered into an agreement with Baron Asset Fund ("Baron") for the placement of a $21.5 million note convertible into shares of XM Radio common stock (the "Baron XM Radio Convertible Note"). The Company subsequently loaned approximately $21.4 million to XM Radio in exchange for XM Radio common stock and for a note convertible into XM Radio shares (the "XM Radio Note Receivable"). The Baron XM Radio Convertible Note ranks subordinate to any other securities of the Company and is fully collateralized by approximately one-half of the shares received by the Company as a result of this transaction. The XM Radio Note Receivable is a non-recourse note collateralized by the additonal XM Radio shares that would be received by the Company upon conversion of the note. The XM Radio Note Receivable earns interest at LIBOR plus 5% and is due on the September 30, 2006 maturity date, and the Baron XM Radio Convertible Note accrues interest at the rate of 6% annually, with all payments deferred until maturity or extinguished upon conversion.

Deferred Trade Payables
-----------------------

The Company has arranged the financing of certain trade payables, and as of December 31, 1998, $5.1 million of deferred trade payables were outstanding at rates ranging from 6.10% to12.0% and are generally payable by the end of 1999.

Purchase and Lease of Satellite
-------------------------------

On December 4, 1997, the Company entered into two agreements with respect to two future transactions. The Company agreed with TMI Communications and Company, Limited Partnership ("TMI") to acquire a one-half ownership interest in TMI's satellite, MSAT-1. Simultaneously, the Company entered into an agreement with African Continental Telecommunications Ltd. ("ACTEL"), for the lease of MSAT-2, for deployment over sub-Saharan Africa. Closing under the agreements was subject to a number of conditions, some of which were not met. As ACTEL had not obtained the requisite financing, the agreements were terminated on March 24, 1999.

Other
-----

At December 31, 1998, the Company had remaining contractual commitments to purchase both mobile data terminal inventory and mobile telephone inventory in the maximum amount of $11.4 million during 1999. Additionally, the Company had remaining contractual commitments in the amount of $1.0 million for the development of certain next generation data terminal inventory. Contingent upon the successful research and development efforts, the Company would have maximum additional contractual commitments for mobile communications data terminal inventory in the amount of $27.0 million over a three-year period starting in 1999. The Company has the right to terminate the research and development and inventory commitment by paying cancellation fees of between $1 million and $2.5 million, depending on when the termination option is exercised during the term of the contract. The Company also has the right to terminate the inventory commitment by incurring a cancellation penalty representing a percentage of the unfulfilled portion of the contract. The Company has also contracted for the purchase of $26.2 million of next generation wireless data terminals to be delivered beginning early 1999. The contract contains a 50% cancellation penalty. Additionally, the Company has remaining contractual commitments for the purchase of $4.7 million of base stations required to complete certain necessary site build-outs, $1.2 million for certain software development, and certain other multi-year operating expense contract commitments that total approximately $2.3 million over the next two years.

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

On October 28, 1998, the Company entered into agreements with Stratos Global Corporation to consolidate the Company's marine distribution channel, including the transfer of inventory and the assignment of certain customer contracts and servicing agreements, in exchange for $8.5 million. Apart from the initial cash inflow, it is not expected that this transaction will have a material impact on the Company's financial position, results of operations, or cash flows.

All wholly owned subsidiaries of the Company are subject to financing agreements that limit the amount of cash dividends and loans that can be advanced to the Company. At December 31, 1998, all of these subsidiaries' net assets were restricted under these agreements. These restrictions will have an impact on the Company's ability to pay dividends.

Cash used in operating activities was $35.6 million for 1998 compared to $50.9 million for 1997. The decrease in cash used in operating activities was primarily attributable to (i) decreased operating losses, and (ii) decreased inventory balances. Cash used in investing activities was $210.6 for 1998 compared to $10.2 million for 1997. This increase was primarily attributable to the acquisition of ARDIS and the funding of certain escrows required in connection with the Acquisition and issuance of Notes. Cash provided by financing activities was $246.3 million in 1998 as compared to $61.1 million in 1997 reflecting the issuance of the Notes, offset by the repayment of certain vendor financing and other long-term debt. Proceeds from the sale of debt securities and Common Stock were $335.4 million and $284,000 for 1998 and 1997, respectively. Payments on long-term debt and capital leases were $8.3 million and $8.8 million for 1998 and 1997, respectively. In addition, the Company incurred $14.7 million of debt issuance costs associated with the placement of the Notes and amendments to the New Bank Financing, as compared to $1.5 million in 1997. As of December 31, 1998, the Company had $2.3 million of cash and cash equivalents and working capital of $49.2 million, including $41.0 million of investments restricted for the payment of interest.

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

On June 5, 1996,  the FCC  waived  its  one-year  construction  requirement  and granted ARDIS extensions of time to complete buildouts of approximately 190 sites, as required to maintain previously granted licenses. American Mobile has completed its planned construction of base stations on the ARDIS Network for which the extended implementation was granted by the FCC.

Other Matters
-------------

As previously reported, the satellite has, in the past, experienced certain technological anomalies, and there can be no assurance that the satellite will not experience subsequent anomalies that could adversely impact the Company's financial condition, results of operations and cash flows. See "Part I, Item 1. Business-Satellite Back-up and Technology".

Year 2000 Readiness
-------------------

American Mobile has developed and is implementing a Year 2000 Readiness Program ("Year 2000 Readiness Program") to address Year 2000 issues. "Year 2000 Ready," or "Year 2000 Readiness," means that customers will experience no material difference in performance and functionality of the Company's networks prior to, during or after the year 2000.

The Company's Year 2000 Readiness Program uses the phased approach that is standard in its industry. The Awareness, Inventory and Assessment phases have been completed, and American Mobile is at various stages of the Renovation, Validation/Test and Implementation/Rollout phases, depending on the particular system involved.

The Inventory and Assessment Phases concentrated on the Company's core business systems: those systems, both hardware and software, whose failure could have a material impact on its financial condition and operations. Vendors providing critical products and services to American Mobile are also included in this definition of core business systems. Although the core business systems are the top priority in the Company's Year 2000 Readiness Program, American Mobile assessed all of its software and hardware for Year 2000 Readiness.

American Mobile's plans for the Renovation, Validation/Test and Implementation/Rollout Phases call for it to be Year 2000 Ready by the end of the third quarter of 1999. In addition, the Company is currently scheduled to complete renovations, implementation and rollout of its internal systems (including its voice customer billing software, CMIS), in the fourth quarter of 1999; these internal software systems do not affect the Company's ability to pass customer traffic and therefore will not affect Year 2000 Readiness.

The complex of hardware and software that the Company maintains consists of commercial off-the-shelf (COTS) software, as well as custom software developed specifically for American Mobile's networks. In certain cases, American Mobile's Year 2000 Readiness Program involves upgrading COTS software that is unsupported by the vendor or whose Year 2000 Readiness could not be determined. Upgrading such COTS software, as planned, provides greater certainty regarding the Year 2000 Readiness of such products and ensures that vendor support will be available.

The total cost of American Mobile's Year 2000 Readiness Program was approximately $2.4 million in 1998. Expenditures for the Year 2000 Readiness Program in 1999 are estimated to be up to $7.4 million. Some modification costs, including the purchase of software upgrades and consulting services, are expensed as incurred while other modification costs, such as hardware purchases, are being treated as capital expenditures.

The estimated cost and date on which American Mobile believes its network will be Year 2000 Ready are based on management's best estimates. However, there is no guarantee that the Company will achieve these results and actual results could differ materially from those anticipated. Some of American Mobile's critical business systems depend significantly on software programs and third party services that are not within the Company's control. Failure to solve Year 2000 errors within American Mobile's critical business systems could result in possible service outages, miscalculations or disruption of operations that could have a material impact on the Company's business. Because of the Company's heavy dependence on software, some Year 2000 problems may not be found or the remediation efforts may introduce new bugs that are not identified before they impact operations. This applies to both COTS software and custom software.

If American Mobile's customers fail to become Year 2000 ready on time with their own hardware and software systems, their applications may not function even if American Mobile's systems are Year 2000 Ready. This will result in reduced traffic and revenues. Also, suppliers of goods and services may suffer Year 2000-related failures from which the Company cannot adequately protect its business.

While management believes that the Company will be able to achieve Year 2000 Readiness in a timely manner, the schedule for completing the implementation of several core business systems extends to the third quarter 1999 and there is a possibility that American Mobile may not become Year 2000 Ready on time or within budget. Contingency planning, as discussed below, is currently underway to minimize the risk of business interruptions caused by Year 2000 problems within the core business systems.

American Mobile has contingency plans in place to minimize service interruptions that can mitigate, although not eliminate, interruptions caused by problems resulting from Year 2000 issues. For example, the Company has backup power supplies and generators in place for certain portions of its networks in the event of electrical power outages. In addition, for some services American Mobile has contracted with more than one service provider. These plans, systems and services are being incorporated into the Company's Year 2000 contingency planning. To the extent that it is commercially reasonable to do so, American Mobile will include other redundant or alternative sources of services in its Year 2000 contingency planning efforts. American Mobile anticipates having additional Year 2000 contingency plans in place by June 1999.

Accounting Standards
--------------------

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company adopted both of these standards during 1998.

SFAS No. 130 requires "comprehensive income" and the components of "other comprehensive income" to be reported in the financial statements and/or notes thereto. Since the Company does not have any components of "other comprehensive income," reported net income is the same as "comprehensive income" for the year ended December 31, 1998 and 1997.

SFAS No. 131 requires an entity to disclose financial and descriptive information about its reportable operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. For purposes of adopting SFAS 131, the Company will report only one operating segment; however, the Company has made additional footnote disclosures about certain product lines of the business. (See Footnote 2 - "Segment Disclosures").

In June 1998, FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires the recognition of all derivatives as either assets or liabilities measured at fair value. The Company is in the process of determining the impact the adoption of this statement will have on its financial position and results, but it is not expected to be significant.

Report of Independent Public Accountants
----------------------------------------



To American Mobile Satellite Corporation:

We have audited the accompanying consolidated balance sheets of American Mobile Satellite Corporation (a Delaware corporation) and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Mobile Satellite Corporation and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.




/s/Arthur Andersen LLP
Washington, D.C.
March 29, 1999

             American Mobile Satellite Corporation and Subsidiaries
             ------------------------------------------------------
                      Consolidated Statements of Operations
                      -------------------------------------
                      (in thousands, except per share data)




                                                        Years Ended December 31
                                                        -----------------------

                                                1998             1997             1996
                                             -----------      -----------       -------


REVENUES

       Services                                $57,994          $20,684          $9,201
       Sales of equipment                       29,227           23,530          18,529
                                               -------          -------          ------

       Total Revenues                           87,221           44,214          27,730


COSTS AND EXPENSES

       Cost of service and operations           58,086           31,959           30,471
       Cost of equipment sold                   30,449           40,335           31,903
       Sales and advertising                    16,854           12,066           24,541
       General and administrative               17,332           14,819           17,464
       Depreciation and amortization            52,707           42,430           43,390
                                               -------          -------           ------

       Operating Loss                          (88,207)         (97,395)        (120,039)


INTEREST AND OTHER  INCOME                       4,372            1,122              552
EQUITY IN LOSS OF XM RADIO                        (342)          (1,301)              --
INTEREST EXPENSE                               (53,771)         (21,633)         (15,151)
                                            -----------      -----------        ---------


NET LOSS                                     $(137,948)       $(119,207)       $(134,638)
                                             ==========       ==========       ==========

Basic and Diluted Loss Per Share of
   Common Stock                                 $(4.52)          $(4.74)          $(5.38)
Weighted-Average Common Shares
   Outstanding During the Period (000's)        30,496           25,131           25,041


The accompanying notes are an integral part of these consolidated financial statements.

             American Mobile Satellite Corporation and Subsidiaries
             ------------------------------------------------------
                           Consolidated Balance Sheets
                           ---------------------------
                      (in thousands, except per share data)
                        as of December 31, 1998 and 1997

ASSETS                                                                                   1998           1997
                                                                                         ----           ----
CURRENT ASSETS:
      Cash and cash equivalents                                                        $2,285         $2,106
      Inventory                                                                        18,593         40,321
      Prepaid in-orbit insurance                                                        3,381          4,564
      Accounts receivable-trade, net of allowance for doubtful accounts
      of $935 in 1998 and $1,930 in 1997                                               15,325          8,140
      Restricted short-term investments                                                41,038             --
      Other current assets                                                             13,231          9,608
                                                                                      -------        -------
             Total current assets                                                      93,853         64,739

PROPERTY AND EQUIPMENT, net (gross balances include
   $140,485 and $135,586 purchased from related parties through
   1998 and 1997, respectively)                                                       246,553        233,174
GOODWILL AND INTANGIBLES, net                                                          53,235             --
RESTRICTED INVESTMENTS                                                                 67,199          1,000
DEFERRED CHARGES AND OTHER ASSETS, net of
   accumulated amortization of $17,653 in 1998 and $14,096 in 1997                     28,954         12,534
                                                                                    ---------      ---------
             Total assets                                                            $489,794       $311,447
                                                                                    =========      =========
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:

      Accounts payable and accrued expenses                                           $33,797        $35,861
      Obligations under capital leases due within one year                              5,971            798
      Current portion of vendor financing commitment due to related party                 543             --
      Current portion of deferred trade payables                                        4,498         15,254
      Other current liabilities                                                           162          7,520
                                                                                    ---------        -------
             Total current liabilities                                                 44,971         59,433

LONG-TERM LIABILITIES:

      Obligations under New Bank Financing                                            132,000        198,000
      Obligations under Notes, net of discount                                        327,147             --
      Capital lease obligations                                                         5,824          3,147
      Net assets acquired in excess of purchase price                                   2,028          2,725
      Vendor financing commitment due to related party                                  1,069             --
      Deferred trade payables                                                             620          1,364
      Other long-term liabilities                                                         540            647
                                                                                     --------      ---------
             Total long-term liabilities                                              469,228        205,883

             Total liabilities                                                        514,199        265,316
                                                                                     --------        -------
COMMITMENTS (Note 11)

STOCKHOLDERS' (DEFICIT) EQUITY:
      Preferred Stock; par value $0.01; authorized 200,000 shares; no
       shares outstanding                                                                  --            --
      Common  Stock;  voting,  par value $0.01;  authorized  75,000,000  shares;
      32,198,735 shares issued and outstanding in 1998, 25,159,311 shares issued
      and outstanding in 1997                                                             322            252
      Additional paid-in capital                                                      508,084        451,892
      Deferred compensation                                                            (1,528)            --
      Common Stock purchase warrants                                                   59,108         36,338
      Unamortized guarantee warrants                                                  (33,678)       (23,586)
      Cumulative loss                                                                (556,713)      (418,765)
                                                                                     ---------      ---------
STOCKHOLDERS' (DEFICIT) EQUITY:                                                       (24,405)        46,131
                                                                                      --------        ------

                   Total liabilities and stockholders' (deficit) equity              $489,794       $311,447
                                                                                    =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

             American Mobile Satellite Corporation and Subsidiaries
            Consolidated Statements of Stockholders' (Deficit) Equity
                      (in thousands, except per share data)
                   for the period from January 1, 1996 through
                                December 31, 1998


                                                                                                           Additional
                                                                                Common Stock                 Paid-In      Deferred
                                                                                   Shares       Par Value    Capital    Compensation
                                                                                   ------       ---------    -------    ------------

BALANCE, December 31, 1995                                                        24,961,130       $250     $448,757             --
    Common Stock issued under Stock Purchase  Plan                                    39,366         --          635             --
    Common Stock purchase warrants issued for Bridge Financing                            --         --           --             --
    Common Stock issued for exercise of stock options and award
      of bonus stock                                                                  37,320         --          612             --
    Common Stock issued upon exercise of Warrants                                     37,500          1          844             --
    Common Stock purchase warrants issued for Bank Financing                              --         --           --             --
    Amortization of Guarantee Warrants                                                    --         --           --             --
    Common Stock issued under the 401(k) Savings Plan                                 22,261         --          411             --
    Net Loss                                                                              --         --           --             --
                                                                                 -----------        ---    ---------     -----------
BALANCE, December 31, 1996                                                        25,097,577        251      451,259             --
    Common Stock issued under the 401(k) Savings Plan                                 31,684          1          349             --
    Common Stock issued under the Stock Purchase Plan                                 29,930         --          283             --
    Common Stock issued for award of bonus stock                                         120         --            1             --
    Guarantee Warrants revaluation                                                        --         --           --             --
    Amortization of Guarantee Warrants                                                    --         --           --             --
    Net Loss                                                                              --         --           --             --
                                                                                 -----------        ---    ---------     -----------
BALANCE, December 31, 1997                                                        25,159,311        252      451,892             --
    Common Stock issued under the 401(k) Savings Plan                                105,089          1          847             --
    Common Stock issued under the Stock Purchase Plan                                 47,011         --          278             --
    Common Stock issued for ARDIS Acquisition                                      6,520,532         65       49,716             --
    Common Stock issued for exercise of stock options and award of
      bonus stock                                                                     10,681         --          135             --
    Issuance of Stock Purchase Warrants pursuant to Notes
      financing                                                                           --         --           --             --
    Issuance of Restricted Stock                                                     356,111          4        1,776         (1,780)
    Amortization of compensation expense                                                  --         --           --            252
    Guarantee Warrants revaluation                                                        --         --           --             --
    Amortization of Guarantee Warrants                                                    --         --           --             --
    Expiration of Stock Purchase Warrants                                                 --         --        3,440             --
    Net Loss                                                                              --         --           --             --
                                                                                 -----------      -----    ---------     -----------
BALANCE, December 31, 1998                                                        32,198,735       $322     $508,084        ($1,528)
                                                                                  ==========       ====     ========        ========

                                      F-22

             American Mobile Satellite Corporation and Subsidiaries
            Consolidated Statements of Stockholders' (Deficit) Equity
                      (in thousands, except per share data)
                  for the period from January 1, 1996 through
                                December 31, 1998
                                  (Continued)


                                                                        Common
                                                                         Stock        Unamortized
                                                                        Purchase       Guarantee      Cumulative
                                                                        Warrants        Warrants         Loss          Total
                                                                        --------        --------         ----          -----

BALANCE, December 31, 1995                                               $3,440               --       ($164,920)    $287,527
    Common Stock issued under Stock Purchase  Plan                           --               --              --          635
    Common Stock purchase warrants issued for Bridge Financing            2,253               --              --        2,253
    Common Stock issued for exercise of stock options and award of
      bonus stock                                                            --               --              --          612
    Common Stock issued upon exercise of Warrants                          (845)              --              --           --
    Common Stock purchase warrants issued for Bank Financing             19,000          (19,000)             --           --
    Amortization of Guarantee Warrants                                       --            1,900              --        1,900
    Common Stock issued under the 401(k) Savings Plan                        --               --              --          411
    Net Loss                                                                 --               --        (134,638)    (134,638)
                                                                       --------         --------       ----------    ---------
BALANCE, December 31, 1996                                               23,848          (17,100)       (299,558)     158,700
    Common Stock issued under the 401(k) Savings Plan                        --               --              --          350
    Common Stock issued under the Stock Purchase Plan                        --               --              --          283
    Common Stock issued for award of bonus stock                             --               --              --            1
    Guarantee Warrants revaluation                                       12,490          (12,490)             --           --
    Amortization of Guarantee Warrants                                       --            6,004              --        6,004
    Net Loss                                                                 --               --        (119,207)    (119,207)
                                                                       --------         --------       ----------    ---------
BALANCE, December 31, 1997                                               36,338          (23,586)       (418,765)      46,131
    Common Stock issued under the 401(k) Savings Plan                        --               --              --          848
    Common Stock issued under the Stock Purchase Plan                        --               --              --          278
    Common Stock issued for ARDIS Acquisition                                --               --              --       49,781
    Common Stock issued for exercise of stock options and award of
      bonus stock                                                            --               --              --          135
    Issuance of Stock Purchase Warrants pursuant to Notes
      financing                                                           8,490               --              --        8,490
    Issuance of Restricted Stock                                             --               --              --           --
    Amortization of compensation expense                                     --               --              --          252
    Guarantee Warrants revaluation                                       17,720          (17,720)             --           --
    Amortization of Guarantee Warrants                                       --            7,628              --        7,628
    Expiration of Stock Purchase Warrants                                (3,440)              --              --           --
    Net Loss                                                                 --               --        (137,948)    (137,948)
                                                                       ---------        --------        ---------    ---------
BALANCE, December 31, 1998                                              $59,108         ($33,678)      ($556,713)    ($24,405)
                                                                        =======         ========       ==========    =========

The accompanying notes are an integral part of these consolidated financial statements.

             American Mobile Satellite Corporation and Subsidiaries
             ------------------------------------------------------
                      Consolidated Statements of Cash Flows
                      -------------------------------------
                             (in thousands)


                                                                                 Years Ended December 31,
                                                                     -------------------------------------------------
                                                                                   1998           1997            1996
                                                                                   ----           ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                      $(137,948)     $(119,207)      $(134,638)
Adjustments to reconcile net loss to net cash used in operating activities:
    Amortization of Guarantee Warrants and debt related costs                    16,171          9,350           5,721
    Depreciation and amortization                                                52,707         42,430          43,307
    Equity in loss of XM Radio                                                      342          1,301              --
    Changes in assets and liabilities, net of acquisitions:
        Inventory                                                                21,947         (2,287)        (27,482)
        Prepaid in-orbit insurance                                                1,183            516            (257)
        Accounts receivable - trade                                                (105)        (1,537)         (5,229)
        Other current assets                                                      7,240          4,639           1,970
        Accounts payable and accrued expenses                                    16,876         (5,820)          1,672
        Deferred trade payables                                                  (6,567)        11,685              --
        Deferred items - net                                                     (7,396)         8,038           1,347
                                                                               ---------     ----------      ----------

Net cash used in operating activities                                           (35,550)       (50,892)       (113,589)


CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for  acquisition of ARDIS                                             (52,373)            --              --
Purchase of restricted investments                                             (125,128)            --          (1,000)
Payment of escrow interest                                                      (20,633)            --              --
Investment in XM Radio                                                               --         (1,643)             --
Insurance proceeds applied to equipment in service                                   --             --          66,000
Additions to property and equipment                                             (12,470)        (8,598)        (14,054)
                                                                               ---------      ---------      ----------

Net cash (used in) provided by investing activities                            (210,604)       (10,241)         50,946

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of Common Stock                                              412            284           1,247
Proceeds from Notes and Stock Purchase Warrants                                 335,000             --              --
Principal payments under capital leases                                          (3,395)        (2,576)         (3,994)
Principal payments under Vendor Financing                                           (16)            --              --
Proceeds from bridge loan                                                        10,000             --          70,000
Payment of bridge loan                                                          (10,000)            --         (70,000)
Repayment of Bank Financing                                                    (100,000)            --              --
Proceeds from Bank Financing and New Bank Financing                              34,000         71,000         127,000
Proceeds from debt issuance                                                          --             --           1,700
Payments on long-term debt                                                       (4,933)        (6,180)        (59,190)
Debt issuance costs                                                             (14,735)        (1,471)        (10,803)
                                                                               ---------      ---------      ----------

Net cash provided by financing activities                                       246,333         61,057          55,960

Net increase (decrease) in cash and cash equivalents                                179            (76)         (6,683)
CASH AND CASH EQUIVALENTS, beginning of period                                    2,106          2,182           8,865
                                                                               ---------       --------          -----
CASH AND CASH EQUIVALENTS, end of period                                         $2,285         $2,106          $2,182
                                                                                =======        =======         =======

Supplemental Cash Flow Information - Interest Payments                          $32,198        $11,785          $8,293

The accompanying notes are an integral part of these consolidated financial statements.

             AMERICAN MOBILE SATELLITE CORPORATION AND SUBSIDIARIES
             ------------------------------------------------------
                   Notes to Consolidated Financial Statements
                     as of December 31, 1998, 1997 and 1996





1. ORGANIZATION, BUSINESS AND LIQUIDITY
---------------------------------------

American Mobile Satellite Corporation (with its subsidiaries, "American Mobile" or the "Company") was incorporated on May 3, 1988. The FCC authorized American Mobile to construct, launch, and operate a mobile satellite services system (the "Satellite Network ") to provide a full range of mobile voice and data services via satellite to land, air and sea-based customers in a service area consisting of the continental United States, Alaska, Hawaii, Puerto Rico, the U.S. Virgin Islands, U.S. coastal waters, international waters and airspace and any foreign territory where the local government has authorized the provision of service. On April 7, 1995, the Company successfully launched its first satellite ("MSAT-2"), from Cape Canaveral, Florida. In late 1996, the Company expanded its mobile data business through the acquisition of a dual mode mobile messaging and global positioning and monitoring service for commercial trucking fleets.

On March 31, 1998 the Company (through its newly-formed, wholly-owned subsidiary, AMSC Acquisition Company, Inc. ("Acquisition Company")) acquired ARDIS Company ("ARDIS"), a wholly-owned subsidiary of Motorola Inc. that owns and operates a two-way wireless data communications network, for a purchase price of approximately $50 million in cash and $50 million in the Company's Common Stock (the "Acquisition"). The Company, through the acquisition of ARDIS, became a nationwide provider of wireless communications services, including data, dispatch, and voice services, primarily to business customers in the United States.

On October 16, 1997, XM Satellite Radio Inc., formerly American Mobile Radio Corporation, an indirect subsidiary of American Mobile through its subsidiary XM Satellite Radio Holdings Inc., formerly AMRC Holdings, Inc., (together with XM Satellite Radio Inc., "XM Radio"), was awarded a license by the FCC to provide satellite-based Digital Audio Radio Service ("DARS") throughout the United States, following its successful $89.9 million bid at auction on April 2, 1997. XM Radio has and will continue to receive funding for this business from independent sources in exchange for debt and equity interests in XM Radio. Accordingly, it is not expected that the development of this business will have a material impact on the Company's financial position, results of operations, or cash flows.

American Mobile is devoting its efforts to expanding its business. This effort involves substantial risk, including successfully integrating ARDIS. Specifically, future operating results will be subject to significant business, economic, regulatory, technical, and competitive uncertainties and contingencies. Depending on their extent and timing, these factors, individually or in the aggregate, could have an adverse effect on the Company's financial condition and future results of operations.

Liquidity and Financing Requirements
------------------------------------

Adequate liquidity and capital are critical to the ability of the Company to continue as a going concern and to fund subscriber acquisition programs necessary to achieve positive cash flow and profitable operations. The Company expects to continue to make significant capital outlays for the foreseeable future to fund interest expense, capital expenditures and working capital prior to the time that it begins to generate positive cash flow from operations and for the foreseeable future thereafter.

In connection with the Acquisition on March 31, 1998, and to meet its ongoing cash requirements, the Acquisition Company issued $335 million of Units (the "Units") consisting of 12 1/4% Senior Notes due 2008 (the "Notes"), and one warrant to purchase 3.75749 shares of Common Stock of the Company for each $1,000 principal amount of Notes (the "Warrants"). The Company also restructured its existing Bank Financing (the "New Bank Financing"). The New Bank Financing of $200 million consists of a $100 million unsecured five-year reducing Revolving Credit Facility maturing March 31, 2003 and a $100 million five-year Term Loan Facility with up to three additional one-year extensions subject to lender approval. As of February 28, 1999, the Company had $52 million available for borrowing under the Revolving Credit Facility. Additionally, Motorola has agreed to provide the Company with up to $10 million of vendor financing (the "Vendor Financing Commitment"), which is available to finance up to 75% of the purchase price of additional base stations needed to meet ARDIS' buildout requirements under certain customer contracts (See Note 8).

The Company's current operating assumptions and projections, which reflect management's best estimate of subscriber and revenue growth and operating expenses, indicate that anticipated capital expenditures, operating losses, working capital and debt service requirements through 1999, and beyond, can be met by cash flows from operations, the net proceeds from the sale of the $335 million in Notes and Warrants, together with the borrowings under the $200 million New Bank Financing, the Vendor Financing Commitment and deferred terms on certain trade payables; however, the Company's ability to meet its projections is subject to numerous uncertainties and there can be no assurance that the Company's current projections regarding the timing of its ability to achieve positive operating cash flow will be accurate, and if the Company's cash requirements are more than projected, the Company may require additional financing in amounts which may be material. The type, timing and terms of financing selected by the Company will be dependent upon the Company's cash needs, the availability of other financing sources and the prevailing conditions in the financial markets. There can be no assurance that any such sources will be available to the Company at any given time or available on favorable terms.

2. SIGNIFICANT ACCOUNTING POLICIES
----------------------------------

Accounting Estimates
--------------------

The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's most significant estimates relate to the valuation of inventory and committed inventory purchases, the allowance for doubtful accounts receivable, and the realizability of long-term assets.

Consolidation
-------------

The consolidated financial statements include the accounts of American Mobile and its wholly owned subsidiaries. All significant inter-company transactions and accounts have been eliminated. As discussed in Note 1, XM Radio, a subsidiary of the Company, was awarded a license to provide DARS and entered into an agreement with World Space, Inc. ("World Space"), whereby World Space acquired a 20% participation in XM Radio, and options which, if exercised, could reduce the Company's ownership interest in XM Radio to 22.6% (compared with the 18.3% post-exercise position previously reported). On October 30, 1998 the Company and WorldSpace jointly filed an application for consent to the transfer of control of XM Radio in anticipation of future exercise of the World Space options. Additionally, the agreement gives WorldSpace certain participative rights which provide for their participation in significant business decisions that would be made in the ordinary course of business; therefore, in accordance with Emerging Issues Task Force ("EITF") No. 96-16, the Company's investment in XM Radio is carried on the equity method.

The following represents the summary financial information of XM Radio as of December 31, 1998 and 1997.


                                                      As of                As of
                                               December 31,         December 31,
(in thousands)                                         1998                 1997
                                                       ----                 ----
Current assets                                       $  482              $     1
Noncurrent assets                                   170,003               91,932
Current liabilities                                 130,823               82,949
Noncurrent liabilities                               46,845                   --
Total stockholders' (deficit) equity                 (7,183)               8,984





                                                 Year Ended          Year Ended
                                                December 31,        December 31,
                                                        1998                1997
                                                        ----                ----
Gross sales                                           $   --              $   --
Operating expenses                                    16,193               1,110
Interest (income) expense                                (26)                549
Net loss                                              16,167               1,659


Cash Equivalents
----------------

The Company considers highly liquid investments with remaining maturities of 90 days or less at the time of acquisition to be cash equivalents.

Restricted Investments
----------------------

Restricted investments represent those investments made by the Company to fund either customer obligations or required interest payments associated with the Notes. The Company considers all required funding from these accounts due within the next twelve months to be current and reflects these amounts as such in the accompanying balance sheets. The Company accounts for these investments on an amortized cost basis.

Inventories
-----------

Inventories, which consist primarily of finished goods, are stated at the lower of cost or market. Cost is determined using the weighted average cost method. The Company periodically assesses the market value of its inventory, based on sales trends and forecasts and technological changes and records a charge to current period income when such factors indicate that a reduction to net realizable value is appropriate. Management considers both inventory on hand and inventory which it has committed to purchase. The Company recorded charges to cost of equipment sold in the amount of $12.0 million and $11.1 million in 1997 and 1996, respectively, related to the realizability of the Company's inventory investment. No such charges were made in 1998.

Other Current Assets
--------------------

Other current assets consist of the following:


                                                       December 31,
(in thousands)                                     1998            1997
                                                   ----            ----
Interest rate swap (Note 8)                      $5,964          $   --
Prepaid expenses                                  3,990           1,617
Deposits                                          3,010           6,647
Non-trade receivables and other                     267           1,344
                                                -------          ------
                                                $13,231          $9,608
                                                =======          ======

Fair Value of Financial Instruments
-----------------------------------

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosures of the fair value of certain financial instruments. Cash and cash equivalents, trade accounts receivable, accounts payable and deferred trade payables approximate fair value because of the relatively short maturity of these instruments. The Notes are valued at their quoted market price. The fair value of the interest rate swap is the estimated amount that the Company would receive to terminate the swap agreement on December 31, 1998, taking into account current interest rates and the current creditworthiness of the swap counter parties. As a result of the Guarantees associated with the New Bank Financing, it is not practicable to estimate the fair value of this facility. For debt issues that are not quoted on an exchange, interest rates currently available to the company for issuance of debt with similar terms and remaining maturities are used to estimate fair value.


                                           As of December 31, 1998                As of December 31, 1997
                                           -----------------------                -----------------------
                                        Carrying                               Carrying
(in thousands)                            Amount          Fair Value             Amount          Fair Value
                                          ------          ----------             ------          ----------
Assets:
     Restricted investments             $108,237            $107,010             $1,000              $1,000
     Interest rate swap (Note 8)          13,419              11,884                 --                  --
Liabilities:
     Notes                               327,147             211,050                 --                  --
     Vendor financing commitment           1,612               1,612                 --                  --
     Capital leases                       11,795              11,795              3,945               3,945


Concentrations of Credit Risk
-----------------------------

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, restricted investments and accounts receivable. The Company places its temporary cash investments and restricted investments in debt securities such as commercial paper, time deposits, certificates of deposit, bankers acceptances, and marketable direct obligations of the United States Treasury. The Company's intent is to hold its investments in debt securities to maturity. To date, the majority of the Company's business has been transacted with telecommunications, field services, natural resources and transportation companies, including maritime and trucking companies located throughout the United States. The Company grants credit based on an evaluation of the customer's financial condition, generally without requiring collateral or deposits. Exposure to losses on trade accounts receivable, for both service and for inventory sales, is principally dependent on each customer's financial condition. The Company anticipates that its credit risk with respect to trade accounts receivable in the future will continue to be diversified due to the large number of customers expected to comprise the Company's subscriber base and their expected dispersion across many different industries and geographies.

After giving pro forma effect to the Acquisition, as of December 31, 1998, five customers accounted for approximately 40% of the Company's service revenue, with one of those customers accounting for approximately 19%.

Software Development Costs
--------------------------

The Company capitalizes costs related to the development of certain software to be used with its mobile messaging and position location service (the "Mobile Data Communications Service") product. The Company commenced amortization of these costs in the first quarter of 1996. These costs are amortized over three years. As of December 31, 1998 and 1997, net capitalized software development costs were $869,000 and $1.8 million, respectively, and are included in property and equipment in the accompanying balance sheets.

Additionally, during 1998, the Company adopted Statement of Position ("SOP") No. 98-1 - "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." As of December 31, 1998, net capitalized internal use software costs were $1.1 million and are included in property and equipment in the accompanying balance sheet and are amortized over three years.

Deferred Charges and Other Assets
---------------------------------

Other assets primarily consist of the long term portion of the interest rate swap purchased in connection with the New Bank Financing (see Note 8), the unamortized financing costs and debt issue costs associated with the existing vendor financing arrangements, the Notes, the Bank Financing and the New Bank Financing. As of December 31, 1998, the Company had a balance of $7.5 million representing the long-term portion of the interest rate swap, and $20.6 million and $11.8 million of unamortized financing costs recorded at December 31, 1998 and 1997, respectively. Financing costs are amortized over the term of the related facility using the straight line method, which approximates the effective interest method.

Revenue Recognition
-------------------

The Company recognizes service revenue when communications services have been rendered. Equipment sales are recognized upon shipment of products and customer acceptance, if required.

Research and Development Costs
------------------------------

Research and development costs are expensed as incurred. Such costs include internal research and development activities and expenses associated with external product development agreements. The Company incurred research and development costs of approximately $1.1 million in 1998, none for 1997, and approximately $57,000 for 1996.

Advertising Costs
-----------------

Advertising costs are charged to operations in the year incurred and totaled $2.9 million, $3.4 million, and $6.0 million for 1998, 1997, and 1996, respectively.

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

Assessment of Asset Impairment
------------------------------

The Company adopted the provisions of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" which requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. Adoption of SFAS No. 121 did not have a material impact on the Company's financial position, results of operation, or liquidity during 1998, 1997 or 1996.

The Company has assessed the satellite and its related assets as of December 31, 1998, and determined that an impairment did not exist; however, there can be no assurance that a material provision for impairment will not be required in the future. Management will continue to assess the recoverability of these assets on an on-going basis.

Loss Per Share
--------------

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Options and warrants to purchase shares of common stock were not included in the computation of loss per share as the effect would be antidilutive. As a result, the basic and diluted earnings per share amounts are identical. As of December 31, 1998, there were approximately 70,000 options and warrants that would have been included in this calculation, had the effect not been antidilutive.

Comprehensive Income
--------------------

SFAS No. 130, "Reporting of Comprehensive Income" requires "comprehensive income" and the components of "other comprehensive income" to be reported in the financial statements and/or notes thereto. Since the Company does not have any components of "other comprehensive income," reported net income is the same as "comprehensive income" for the years ended December 31, 1998, 1997, and 1996.

Segment Disclosures
-------------------

In accordance with SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has only one operating segment which is engaged in the provision of nationwide wireless communication. The Company provides services within North America and parts of Central America and the Caribbean, and all revenues are derived from customers within the United States. The following summarizes service revenue by major product lines:



                                                    Revenue for the
                                                Year Ended December 31,
                                                -----------------------
(in millions)                              1998         1997         1996
                                            ----         ----         ----
Voice Service                              $14.0        $10.0         $5.0
Data Service                                40.1          7.6          2.3
Capacity Resellers and Other                 3.9          3.1          1.9


Reclassification
----------------

Certain amounts from prior years' consolidated financial statements have been reclassified to conform with the 1998 presentation.

New Accounting Pronouncements
-----------------------------

In June 1998, FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires the recognition of all derivatives as either assets or liabilities measured at fair value. The Company is in the process of determining the impact the adoption of this statement will have on its financial position and results, but it is not expected to be significant.

3. STOCKHOLDERS'  EQUITY
------------------------

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

As of December 31, 1998, the Company had reserved Common Stock for future issuance as detailed below.


Shares issuable upon exercise of warrants                              7,821,259
Amended and Restated Stock Option Plan for Employees                   4,062,534
Stock Option Plan for Non-Employee Directors                              50,000
Employee Stock Purchase Plan                                             143,126
Defined Contribution Plan                                                248,403
                                                                       ---------
        Total                                                         12,325,322
                                                                      ==========

4. PROPERTY AND EQUIPMENT
-------------------------

Property and equipment consists of the following:

                                                              December 31,
(in thousands)                                           1998            1997
                                                         ----            ----
Space Segment                                        $188,150        $187,976
Ground Segment                                        110,942         109,691
Network equipment                                      49,089              --
Construction in progress                                7,580              --
Office equipment and furniture                         16,252          19,305
Mobile data communications service equipment           17,384          21,118
                                                       ------          ------
                                                      389,397         338,090
Less accumulated depreciation and amortization        142,844         104,916
                                                      -------         -------
Property and equipment, net                          $246,553        $233,174
                                                     ========        ========

Property and equipment is recorded at cost and depreciated over its useful life using the straight line method. Assets recorded as capital leases are amortized over the shorter of their useful lives or the term of the lease. The estimated useful lives of office furniture and equipment vary from 2-10 years. The ground segment is depreciated over 8 years, the network equipment is depreciated over 7 years, and the mobile data communications service equipment is depreciated over 3 1/2 years.

The Company is depreciating its satellite over its estimated useful life of 10 years, which was based on several factors, including current conditions and the estimated remaining fuel of MSAT-2. The original estimated useful live is periodically reviewed using current Telemetry Tracking and Control data. To date, no significant change in the original estimated useful life has resulted. The telecommunications industry is subject to rapid technological change which may require the Company to revise the estimated useful lives of MSAT-2 and the ground segment or to adjust their carrying amounts. The Company has also capitalized certain costs to develop and implement its computerized billing system. These costs are included in property and equipment and are depreciated over 8 years.

The costs of constructing and putting satellites into service are capitalized in the financial statements and depreciated over the estimated useful life of the satellite. A failure of the satellite from unsuccessful launches and/or in orbit anomalies would result in a current write-down of the satellite value. Partial satellite failures are recognized currently to the extent such losses are deemed abnormal to the operation of the satellite. A partial failure which is deemed normal would not result in a loss of satellite capacity beyond what is considered normal satellite wear and tear. Additionally, all future incentive arrangements relating to the construction of satellites will be capitalized at launch.

5.  GOODWILL AND INTANGIBLE ASSETS
--  ------------------------------

Goodwill and intangible assets resulting from the Acquisition consist of the following:


                                                                December 31,
(in thousands)                                                          1998
                                                                        ----
FCC Licenses                                                         $49,179
Goodwill                                                               6,154
                                                                       -----
                                                                      55,333
Less accumulated amortization                                          2,098
                                                                      ------
Goodwill and intangible assets, net                                  $53,235
                                                                     =======

Goodwill and Intangible Assets are being amortized on a straight-line basis over 20 years.

6. STOCK OPTIONS AND RESTRICTED STOCK
-------------------------------------

The Company has two active stock option plans. The American Mobile Satellite Corporation 1989 Amended and Restated Stock Option Plan for Employees (the "Plan") permits the grant of non-statutory options and the award of bonus stock up to a total of 4.5 million shares of Common Stock. Under the Plan, the exercise price and vesting schedule for options is determined by the Compensation Committee of the Board, which was established to administer the Plan. Generally, options vest over a three year period and will have an exercise price not less than the fair market value of a share on the date the option is granted or have a term greater than ten years.

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

In January 1998, the Board of Directors granted restricted stock to certain members of senior management. These grants include both a three-year vesting schedule as well as specific corporate performance targets. As of December 31, 1998, the Company recorded costs of approximately $252,000 associated with the vesting of these shares. In January 1999, performance requirements were waived for certain senior executives, excluding the chairman and president, for the first year of vesting. These performance requirements will remain in place, and unless further waived by the Board of Directors, failure to meet a required performance target would prevent the vesting of the restricted shares.

Information regarding the Company's stock option plans is summarized below:


                                                                                                     Weighted Average
                                                                Available            Granted and     Option Price Per
                                                                for Grant            Outstanding          Share
                                                                ---------            -----------          -----
Balance, December 31, 1995                                        184,778                590,850          $17.94
  Additional shares authorized for grant                        1,241,138                     --              --
  Granted                                                      (1,565,272)             1,565,272           18.37
  Exercised and awarded                                                --                (37,320)          16.41
  Forfeited and canceled                                          623,356               (623,356)          23.23
                                                                 --------              ---------
Balance, December 31, 1996                                        484,000              1,495,446           16.22
  Additional shares authorized for grant                        1,500,000                     --              --
  Granted                                                      (1,292,443)             1,292,443           12.67
  Exercised and awarded                                                --                   (120)          10.28
  Forfeited                                                     1,104,828             (1,104,828)          17.15
                                                               ----------             ----------
Balance, December 31, 1997                                      1,796,385              1,682,941           13.08
  Restricted stock granted                                       (356,111)               356,111              --
  Restricted stock awarded                                             --               (356,111)             --
  Additional shares authorized for grant                        1,000,000                     --              --
  Options granted                                              (1,406,249)             1,406,249            8.81
  Exercised and awarded                                                --                (10,681)          12.62
  Forfeited                                                       349,438               (349,438)          10.85
                                                               ----------              ---------
Balance, December 31, 1998                                      1,383,463              2,729,071          $11.11
                                                               ==========             ==========



Options Exercisable at December 31:


                                                   Average
                           Options              Exercise Price
                           -------              --------------

1998                       957,617                  $13.29
1997                       595,432                  $14.39
1996                       276,804                  $17.97

The Company accounts for stock compensation costs in accordance with the provisions of APB No. 25, "Accounting for Stock Issued to Employees." Had compensation cost been determined based on the fair value at the grant dates for awards under the Company's stock plans in accordance with SFAS No. 123, "Accounting for Stock Based Compensation", the net loss would have been increased by $8.9 million ($.29 per share) in 1998, $5.3 million ($.21 per share) in 1997, and $2.3 million in 1996 ($.09 per share). As required by SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 1998, 1997 and 1996: no historical dividend yield; an expected life of 10 years for options and three years for restricted stock; historical volatility of 95% in 1998, 65% in 1997, and 45% in 1996, and a risk-free rate of return ranging from 4.85% to 6.44%.

Exercise prices for options outstanding as of December 31, 1998, are as follows:


                                   Options Outstanding                                          Options Exercisable
                                   -------------------                                          -------------------
                                                    Weighted
                                Number              Average           Weighted              Number              Weighted
                            Outstanding as        Contractual          Average        Exercisable as of          Average
       Range of            of December 31,            Life            Exercise           December 31,           Exercise
   Exercise Prices               1998              Remaining            Price                1998                 Price
   ---------------               ----              ---------            -----                ----                 -----
  $5.00 - $8.87               1,200,583              8.56               $8.80                   300               $8.87
   9.06 - 12.00                 463,464              7.83               11.44               285,725               11.61
  12.50 - 12.81                 432,711              8.04               12.74               146,668               12.74
  13.00 - 13.00                 492,112              6.49               13.00               384,723               13.00
  14.62 - 25.75                 140,201              3.91               18.11               140,201               18.11
                             -----------                                                   --------
  $5.00 - $25.75              2,729,071              7.74              $11.11               957,617              $13.29
                             ===========                                                  ==========


7. INCOME TAXES
---------------

The Company accounts for income taxes under the liability method as required in the SFAS No. 109, "Accounting for Income Taxes." Under the liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax laws and rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under this method, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Potential tax benefits, related to net operating losses and temporary differences, have been recorded as an asset, and a valuation allowance for the same amount has been established. The Company has paid no income taxes since inception.

The following is a summary of the Company's net deferred tax assets.


                                                                                                     December 31
(in thousands)                                                                                 1998             1997
                                                                                               -----            ----
Net Operating Loss Carryforwards                                                            $276,034        $217,918
Deferred Taxes Related to Temporary Differences:
  Tangible asset bases, lives and depreciation methods                                       (61,977)        (65,898)
  Other                                                                                      (11,266)          8,700
                                                                                            --------           -----
Total deferred tax asset                                                                     202,791         160,720
Less valuation allowance                                                                    (202,791)       (160,720)
                                                                                            ---------       ---------
Net deferred tax asset                                                                      $      -        $      -
                                                                                            =========       =========


Significant timing differences affecting deferred taxes in 1998 reflect the treatment of costs associated with the Space Segment for financial reporting purposes compared to tax purposes. As of December 31, 1998, the Company had estimated net operating loss carryforwards ("NOLs") of $680.8 million. The NOLs expire in years 2004 through 2018. These NOL carryforwards are subject to certain limitations if there is determined to be a substantial change in ownership as defined in the Internal Revenue Code.

8. LONG-TERM DEBT
-----------------


                                                                                          December 31
(in thousands)                                                                      1998             1997
                                                                                    ----             ----
Notes, net of discount                                                          $327,147        $      --
New Bank Financing - Term Loan Facility                                          100,000          100,000
New Bank Financing - Revolving Credit Facility                                    32,000           98,000
Deferred Trade Payables                                                            5,118           11,685
Vendor Financing Commitment                                                        1,612               --
Loan Agreement                                                                        --            4,933
                                                                                --------        ---------
                                                                                 465,877          214,618
Less current maturities                                                            5,041           15,254
                                                                                --------        ---------
Long-term debt                                                                  $460,836         $199,364
                                                                                ========         ========


$335 Million Unit Offering
--------------------------

In connection with the Acquisition, the Acquisition Company issued $335 million of Units (the "Units") consisting of 12 1/4% Senior Notes due 2008 (the "Notes"), and Warrants to purchase shares of Common Stock of the Company. Each Unit consists of $1,000 principal amount of Notes and one Warrant to purchase
3.75749 shares of Common Stock at an exercise price of $12.51per share. The Warrants were valued at $8.5 million and are reflected in the balance sheet as a debt discount. A portion of the net proceeds of the sale of the Units were used to finance the Acquisition. In connection with the Notes, the Acquisition Company purchased approximately $112.3 million of restricted investments that are restricted for the payment of the first six interest payments on the Notes. Interest payments are due semi-annually, in arrears, beginning October 1, 1998. The Notes are fully guaranteed by American Mobile Satellite Corporation.

New Bank Financing
------------------

In connection with the Acquisition, the Company, the Acquisition Company and its subsidiaries restructured the existing $200 million Bank Financing (the "New Bank Financing") to provide for two facilities: (i) the Revolving Credit Facility, a $100 million unsecured five-year reducing revolving credit facility, and (ii) the Term Loan Facility, a $100 million five-year, term loan facility with up to three additional one-year extensions subject to the lenders' approval. The Revolving Credit Facility ranks pari passu with the Notes. The
Term Loan Facility is secured by the assets of the Company, principally its stockholdings in XM Radio and the Acquisition Company, and will be effectively subordinated to the Revolving Credit Facility and the Notes. The New Bank Financing is severally guaranteed by Hughes Electronics Corporation, Singapore Telecommunications Ltd. and Baron Capital Partners, L.P. (collectively, the "Bank Facility Guarantors"). As of February 28, 1999, the Company had outstanding borrowings of $100 million under the Term Loan Facility at 5.8125%, and $48 million under the Revolving Credit Facility at rates ranging from 5.4375% to 5.5%.

The Term Loan Facility
----------------------

The Term Loan Facility bears an interest rate, generally, of 50 basis points above London Interbank Offered Rate ("LIBOR"). The Term Loan Agreement does not include any scheduled amortization until maturity, but does contain certain provisions for prepayment based on certain proceeds received by the Company, unless otherwise waived by the banks and the Bank Facility Guarantors, including: (1) 100% of excess cash flow obtained by the Company; (2) the first $25.0 million of net proceeds from the lease or sale of MSAT-2 received by the Company, and thereafter 75% of the remaining proceeds received from such lease or sale (the remaining 25% to be retained by the Acquisition Company for business operations); (3) 100% of the proceeds of any other asset sales by the Company; (4) 50% of the net proceeds of any equity offerings of the Company (the remaining 50% to be retained by the Company for business operations); and (5) 100% of any major casualty proceeds of the Company. To the extent that the Term Loan Facility is repaid, the aforementioned proceeds that would otherwise have been used to repay the Term Loan Facility will be used to repay and permanently reduce the commitment under the Revolving Credit Facility.

The Revolving Credit Facility
-----------------------------

The Revolving Credit Facility bears an interest rate, generally, of 50 basis points above LIBOR and is unsecured, with a negative pledge on the assets of the Acquisition Company and its subsidiaries ranking pari passu with the Notes. The Revolving Credit Facility will be reduced $10 million each quarter, beginning with the quarter ending June 30, 2002, with the balance due on maturity of March 31, 2003. Certain proceeds received by the Acquisition Company would be required to repay and reduce the Revolving Credit Facility, unless otherwise waived by the lendors and the Bank Facility Guarantors, including: (1) 100% of excess cash flow obtained by the Acquisition

Company, as defined; (2) the first $25.0 million of net proceeds of the lease or sale of MSAT-2 received by the Acquisition Company, and thereafter 75% of the remaining proceeds received from such lease or sale (the remaining 25% may be retained by the Acquisition Company for business operations); (3) 100% of the proceeds of any other asset sales by the Acquisition Company; (4) 50% of the net proceeds of any offerings of the Acquisition Company's equity (the remaining 50% to be retained by the Acquisition Company for business operations); and (5) 100% of any major casualty proceeds. At such time as the Revolving Credit Facility is repaid in full, and subject to satisfaction of the restrictive payments provisions of the Notes, any prepayment amounts that would otherwise have been used to prepay the Revolving Credit Facility will be dividended to American Mobile Satellite Corporation.

The Guarantees
--------------

In connection with the New Bank Financing, the Bank Facility Guarantors extended separate guarantees of the obligations of each of the Acquisition Company and the Company to the banks, which on a several basis aggregated to $200 million. In their agreement with each of the Acquisition Company and the Company (the "Guarantee Issuance Agreement"), the Bank Facility Guarantors agreed to make their guarantees available for the New Bank Financing. In exchange for the additional risks undertaken by the Bank Facility Guarantors in connection with the New Bank Financing, the Company agreed to compensate the Bank Facility Guarantors, principally in the form of 1 million additional warrants and re-pricing of 5.5 million warrants previously issued in connection with the original Bank Facility (together, the "Guarantee Warrants"). The Guarantee Warrants were issued with an exercise price of $12.51 and were valued at approximately $17.7 million.

Further, in connection with the Guarantee Issuance Agreement, the Company has agreed to reimburse the Bank Facility Guarantors in the event that the Guarantors are required to make payment under the New Bank Financing guarantees, and, in connection with this reimbursement commitment has provided the Bank Facility Guarantors a junior security interest with respect to the assets of the Company, principally its stockholdings in XM Radio and the Acquisition Company.

In connection with the New Bank Financing, the Company entered into an interest rate swap agreement, with an implied annual rate of 6.51%. The swap agreement reduces the impact of interest rate increases on the Term Loan Facility. The Company paid a fee of approximately $17.9 million for the swap agreement. Under the swap agreement, an amount equal to LIBOR plus 50 basis points, is paid on a quarterly basis directly to the respective banks on behalf of the Company, on a notional amount of $100 million until the termination date of March 31, 2001. The Company has reflected, as an asset, the unamortized fee paid for the swap agreement in the accompanying consolidated financial statements. The Company is exposed to a credit loss in the event of non-performance by the counter party under the swap agreement. The Company does not believe there is a significant risk of non-performance as the counter party to the swap agreement is a major financial institution.

Motorola Vendor Financing
-------------------------

Motorola has entered into an agreement with ARDIS to provide up to $10 million of Vendor Financing Commitment, to finance up to 75% of the purchase price of additional network base stations. Loans under this facility bear interest at a rate equal to LIBOR plus 7.0% and will be guaranteed by the Company and each subsidiary of the Acquisition Company. The terms of the facility require that amounts borrowed be secured by the equipment purchased therewith. Advances made during a quarter constitute a loan, which is then amortized on a quarterly basis over three years. As of December 31, 1998, $1.6 million was outstanding under this facility at interest rates ranging from 12.07% to 13.0%.

Deferred Trade Payables
-----------------------

The Company has arranged the financing of certain trade payables, and as of December 31, 1998, $5.1 million of deferred trade payables were outstanding at rates ranging from 6.10% to 12.00% and are generally payable by the end of 1999. As of December 31, 1997, $11.7 million was outstanding at rates ranging from 6.23% to 14.00%.

Bridge Loan
-----------

On December 31, 1997, the Company entered into a Bridge Loan Agreement (the "Bridge Loan") with Hughes Communications Satellite Services, Inc. ("Hughes") in the principal amount of up to $10 million, secured by a pledge of the Company's interest in its 80%-owned subsidiary, XM Radio. The Bridge Loan bore interest rate at an annual rate of 12% and was fully repaid in March 1998. No further borrowings are available under the Bridge Loan.

Loan Agreement
--------------

The Company entered into a Loan Agreement with Northern Telecom to finance the purchase of certain equipment to be used in the ground segment. This Loan Agreement was repaid in full in April 1998 and no further borrowings are available under this Loan Agreement.

Assets Pledged and Secured
--------------------------

All wholly owned subsidiaries of the Company are subject to financing agreements that limit the amount of cash dividends and loans that can be advanced to the Company. At December 31, 1998, all of the subsidiaries' net assets were restricted under these agreements. These restrictions will have an impact on American Mobile Satellite Corporation's ability to pay dividends.

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

On March 29, 1999, the Bank Facility Guarantors agreed to eliminate certain covenants contained in the Guarantee Issuance Agreement relating to earnings before interest, depreciation, amortization and taxes ("EBITDA") and service revenue. In exchange for this waiver, the Company agreed to re-price their Guarantee Warrants, effective April 1, 1999, from $12.51 to $7.50.

9. RELATED PARTIES
------------------

In 1990, following a competitive bid process, American Mobile signed contracts with Hughes Aircraft, the parent company of Hughes Communications Satellite Services ("Hughes Communications"), an American Mobile stockholder, to construct MSAT-2 (the "Satellite Construction Contract"). The contract contains flight performance incentives payable by the Company to Hughes Aircraft if MSAT-2 performs according to the contract. As a result of certain previously-disclosed performance considerations, additional contract payment issues were raised by the Company. At present, the Company's obligation to make additional performance payments to Hughes Aircraft remains at issue and ongoing discussions are underway between the parties.

The Company has entered into various transactions and agreements with Motorola, Inc. ("Motorola"), an American Mobile stockholder, which include the purchase by American Mobile of services, network hardware and software maintenance services, facility rentals, inventory and network gateway fees. Additionally, Motorola has provided the Vendor Financing Commitment, which will be available to finance up to 75% of the purchase price of additional network base stations (See Note 8).

Additionally, the Company has entered into various transactions and agreements with affiliates of AT&T Wireless Services, Inc. ("AT&T Wireless"), an American Mobile stockholder. The arrangements include the purchase of satellite capacity and equipment by AT&T, the purchase by American Mobile of certain equipment for use in the Satellite Network, the leasing of certain office equipment, and the engagement of AT&T to be one of the Company's long-distance providers. Additionally, the Company sublet certain office space to AT&T Wireless through September 1996; however, as a result of the Acquisition in March 1998 and issuance of shares to Motorola, AT&T's ownership fell below 10%; therefore, they ceased to be deemed a related party; and, as such, the 1998 amounts do not include transactions with AT&T.

The following table represents a summary of all related party transactions.


                                                                                 Years Ended December 31
(in thousands)                                                             1998                1997                1996
                                                                           ----                ----                ----

Payments made to (from) related parties:
     Additions to property and equipment                                 $4,931                $200              $2,847
     Proceeds from debt issuance                                        (10,000)                 --             (10,000)
     Payments on debt obligations                                        10,017                 292              20,926
     Payment for guarantees                                                  --                  --               3,000
     Operating expenses                                                   7,568               2,706               3,817
     Satellite capacity/airtime/equipment revenue                            --              (2,836)             (1,276)
     Sublease income                                                         --                  --                (205)
                                                                       --------             -------            ---------
Net payments to related parties                                         $12,516                $362             $19,109
                                                                        =======               =====             =======

Due to (from) related parties:
     Operating expenses                                                    $698              $1,209                $185
     Capital leases                                                          --                 249                 446
     Vendor financing                                                     1,638                  --                  --
     Satellite capacity/airtime revenue                                      (3)               (495)               (416)
     Capital acquisitions                                                   450               2,120               1,584
                                                                       --------            --------             -------
Net amounts due to related parties                                       $2,783              $3,083              $1,799
                                                                         ======             =======              ======



 10. LEASES
 ----------

Capital Leases
--------------

The Company leases certain office equipment, ground segment equipment and switching equipment under agreements accounted for as capital leases. Assets recorded as capital leases in the accompanying balance sheets include the following:


                                                                December 31
(in thousands)                                              1998          1997
                                                            ----          ----
Ground segment equipment                                 $ 7,263        $7,263
Switch equipment                                           8,346            --
Office equipment                                           3,069         4,033
Less accumulated amortization                             (6,612)       (4,750)
                                                          -------       -------

Total                                                    $12,066        $6,546
                                                         ========       ======

Operating Leases
----------------

The Company leases substantially all of its base station sites through cancellable operating leases. The majority of these leases provide for renewal options for various periods at their fair rental value at the time of renewal. In the normal course of business, the operating leases are generally renewed or replaced by other leases. Additionally, the Company leases certain facilities and equipment under arrangements accounted for as operating leases. Certain of these arrangements have renewal terms. Total rent expense, under all operating leases, approximated $5.9 million, $2.9 million, and $2.5 million in 1998, 1997, and 1996, respectively.

At December 31, 1998, minimum future lease payments under noncancellable operating and capital leases are as follows:


                               Operating          Capital
                                Leases             Leases
                               ---------          -------
(in thousands)
1999                            $3,436             $6,841
2000                             3,517              6,043
2001                             2,183                 35
2002                             2,190                 --
2003                             1,524                 --
2004 and thereafter                661                 --
                                  ----             ------

Total                          $13,511            $12,919
                               =======
Less: Interest                                      1,124
                                                   ------
                                                  $11,795
                                                  =======


11. OPERATING AGREEMENTS AND COMMITMENTS
----------------------------------------


Joint Operating and Satellite Capacity Agreements
-------------------------------------------------

On December 4, 1997, the Company entered into two agreements with respect to two simultaneous transactions. The Company agreed with TMI Communications and Company, Limited Partnership ("TMI") to acquire a one-half ownership interest in TMI's satellite, MSAT-1, and simultaneously, the Company entered into an agreement (the "Satellite Lease Agreement") with African Continental Telecommunications Ltd. ("ACTEL"), for the lease of MSAT-2, for deployment over sub-Saharan Africa. As ACTEL has not obtained the requisite financing, the agreements were terminated on March 24, 1999; however, the Company and TMI will remain parties to a Joint Operating Agreement and a Satellite Capacity Agreement under which the parties agree to provide, among other things, emergency backup and restoral services to each party during any period in which the other's satellite is not functioning properly. Additionally, each party will be entitled to lease excess capacity from the other party's satellite under specified terms and conditions. The implementation of these agreements requires regulatory approvals by the FCC and Industry Canada (formerly Canada's Department of Industry and Science). The Company has received, and expects to continue to seek approvals contemplated under these agreements on a timely basis.

Commitments
-----------

At December 31, 1998, the Company had remaining contractual commitments to purchase both mobile data terminal inventory and mobile telephone inventory in the maximum amount of $11.4 million during 1999. Additionally, the Company had remaining contractual commitments in the amount of $1.0 million for the development of certain next generation data terminal inventory. Contingent upon the successful research and development efforts, the Company would have maximum additional contractual commitments for mobile communications data terminal inventory in the amount of $27.0 million over a three-year period starting in 1999. The Company has the right to terminate the research and development and inventory commitment by paying cancellation fees of between $1.0 million and $2.5 million, depending on when the termination option is exercised during the term of the contract. The Company also has the right to terminate the inventory commitment by incurring a cancellation penalty representing a percentage of the unfulfilled portion of the contract. The Company has also contracted for the purchase of $26.2 million of next generation wireless data terminals to be delivered beginning early 1999. The contract contains a 50% cancellation penalty. Additionally, the Company has remaining contractual commitments for the purchase of $4.7 million of base stations required to complete certain necessary site build-outs, $1.2 million for the purchase of certain software development, and certain other multi-year operating expense contract commitments that total approximately $2.3 million over the next two years.

The aggregate fixed and determinable portion of all inventory commitments and obligations for other fixed contracts is as follows:

          (in thousands)
          1999                                        $30,310
          2000                                         31,892
          2001                                         11,621
                                                       ------
          Total                                       $73,823
                                                      =======


12. EMPLOYEE BENEFITS
---------------------

Defined Contribution Plan
-------------------------

The Company sponsors a 401(k) defined contribution plan ("401(k) Savings Plan") in which all employees can participate. The 401(k) Savings Plan provided for a Company match of employee contributions, in the form of Common Stock, limited to the fair market value of up to one-half of the employee's contribution not to exceed 6% of an employee's compensation. The 401(k) Savings Plan was amended in 1998 to reflect the following changes: (i) the increase of the Company match up to 100% of the first 4% of an employee's compensation, (ii) the addition of a discretionary annual employer non-elective contribution, (iii) the addition of the option to have plan benefits distributed in the form of installment payments, and (iv) provide for the reallocation of forfeitures, if any, to active participants. In 1998 the ARDIS Individual Capital Accumulation Plan was merged into the 401(k) Savings Plan to allow for a combined company plan. The Company's matching expense was $847,538 for 1998, reflecting the addition of the ARDIS employees, $350,000 for 1997, and $411,000 for 1996.


Employee Stock Purchase Plan
----------------------------

The Company has an Employee Stock Purchase Plan ("Stock Purchase Plan") to allow eligible employees to purchase shares of the Company's Common Stock at 85% of the lower of market value on the first and last business day of the six-month option period. An aggregate of 47,011, 29,930, and 39,366 shares of Common Stock were issued under the Stock Purchase Plan in 1998, 1997, and 1996, respectively.


13.  BUSINESS ACQUISITION
---  --------------------

On March 31, 1998, the Company acquired ARDIS for a purchase price of approximately $50 million in cash and $50 million in the Company's Common Stock (the "Purchase Price"). The purchase method of accounting for business combinations was used for the recording of the acquisition. The operating results of ARDIS have been included in the Company's consolidated statements of operations from the date of acquisition. The purchase price for the net assets acquired was allocated ($1.6) million to net current assets and net current liabilities, $50.4 million to property and equipment, $49.4 million to FCC licenses and $1.3 million to goodwill. Additionally, the Company incurred acquisition costs of approximately $2.6 million and recorded additional liabilities of approximately $2.3 million

The unaudited pro forma results give effect to (i) the Acquisition, (ii) the Notes and (iii) the New Bank Financing as if such transactions had been consummated on January 1 of each of the periods presented.


(in thousands, except per share data)               1998                 1997
                                                    ----                 ----

Revenues                                        $ 97,153              $87,965
Net Loss                                        (151,555)            (176,207)
Loss per share                                     (4.72)               (5.61)



14. LEGAL, REGULATORY AND OTHER MATTERS
---------------------------------------

Legal and Regulatory Matters
----------------------------

Like other mobile service providers in the telecommunications industry, the Company is subject to substantial domestic, foreign and international regulation including the need for regulatory approvals to operate and expand the Satellite Network and operate and modify subscriber equipment.

The ownership and operation of the mobile satellite services system and ground-based two-way wireless data system are subject to the rules and regulations of the FCC, which acts under authority granted by the Communications Act and related federal laws. Among other things, the FCC allocates portions of the radio frequency spectrum to certain services and grants licenses to and regulates individual entities using the spectrum. American Mobile operates pursuant to various licenses granted by the FCC.

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

There are applications now pending before the FCC to use the Inmarsat system and TMI's Canadian-licensed system, both of which operate in the Mobile Satellite Services ("MSS") L-band and have satellite footprints covering the United States, to provide service in the United States. American Mobile has opposed these filings. In addition to providing additional competition to American Mobile, a grant of domestic authority by the FCC to use any of these foreign systems may increase the demand by these systems for spectrum in the international coordination process and could adversely affect American Mobile's ability to coordinate its spectrum access.

On July 20, 1998, the International Bureau of the FCC granted an application for Special Temporary Authority ("STA") to use TMI's space segment to conduct market tests in the U.S. for six months using up to 500 mobile terminals. On July 30, 1998, American Mobile filed an Application for Review and a Motion for Stay of this STA grant with the FCC, and these filings remain pending. On December 18, 1998, SatCom filed a request for a six-month extension of this STA, which was extended to July 12, 1999.

On October 23, 1998, the FCC issued an order permitting Comsat Corporation via Inmarsat to provide aeronautical services to the domestic legs of the same aircraft in international flight. As the FCC noted, this action has a minimal effect on American Mobile's access to L-band spectrum. Additionally, the Company does not believe this action will have a material effect on the Company's financial position or results of operations.

American Mobile is authorized to build, launch, and operate three geosynchronous satellites in accordance with a specific schedule. American Mobile is not in compliance with the schedule for commencement and construction of its second and third satellites and has petitioned the FCC for changes to the schedule. Certain of these extension requests have been opposed by third parties. The FCC has not acted on American Mobile's requests. The FCC has the authority to revoke the authorizations for the second and third satellites and in connection with such revocation could exercise its authority to rescind American Mobile's license. American Mobile believes that the exercise of such authority to rescind the license is unlikely. The term of the license for each of American Mobile's three authorized satellites is ten years, beginning when American Mobile certifies that the respective satellite is operating in compliance with American Mobile's license. The ten-year term of MSAT-2 began August 21, 1995. Although American Mobile anticipates that the authorization for MSAT-2 is likely to be extended in due course to correspond to the useful life of the satellite and a new license granted for any replacement satellites, there is no assurance of such extension or grants.

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

In 1992, a former director of American Mobile filed an Amended Complaint against the Company alleging violations of the Communications Act of 1934, as amended, and of the Sherman Act and breach of contract. The suit was dismissed on November 10, 1998, prior to the commencement of trial pursuant to an agreement to settle the suit by payment by the Company of $250,000.

Other Matters
-------------

As previously reported, the satellite has, in the past, experienced certain technological anomalies, most significantly with respect to its eastern beam. On August 1, 1996, the Company reached a resolution of the claims under its satellite insurance contracts and policies and received proceeds in the amount of $66.0 million. Based on certain engineering studies and the design of the satellite, the Company believed that the insurance proceeds reflected the actual cost of damage sustained to the satellite, and, as a result, the carrying value of the satellite was reduced by the net insurance proceeds, which resulted in a reduction of future depreciation charges beginning in the third quarter of 1996. There can be no assurance that the satellite will not experience subsequent anomalies that could adversely impact the Company's financial condition, results of operations and cash flows.

The Company has received a recommendation from a subcontractor to its satellite manufacturer that, pending further results from an ongoing investigation, the satellite should be operated at modified power management levels. The Company and its satellite manufacturer continue to investigate the basis, if any, for this recommendation. Based on the information available to date, management believes that, even if maintained, the power management recommendation would not have a material negative effect on the Company's business plan within the next three to five years, based on anticipated traffic patterns and anticipated subscriber levels. In the event that traffic patterns or subscriber levels materially exceed those anticipated, the power management recommendation, if maintained, could have a material impact on the Company's long-term business plan.

15. SUPPLEMENTAL CASH FLOW INFORMATION
--------------------------------------


                                                                                              Years Ended 31
(in thousands)                                                                       1998          1997           1996
                                                                                     ----          ----           ----
Noncash investing and financing activities:
Leased asset and related obligations                                                 $648          $182           $284
Issuance of Common Stock for Acquisition                                           49,781            --             --
Issuance of Restricted Stock                                                        1,780            --             --
Issuance and repricing of Common Stock purchase warrants                           26,210        12,490         21,253
Issuance of Common Stock upon exercise of Common
  Stock purchase warrants                                                              --            --            845
Vendor financing for property in service                                            1,628            --          2,440
Issuance of Common Stock under the Defined Contribution Plan                          848           350            411



NOTE 16 - SUBSEQUENT EVENTS
---------------------------

On January 15, 1999, the Company entered into an agreement with Baron Asset Fund ("Baron") for the placement of a $21.5 million note convertible into shares of XM Radio common stock (the "Baron XM Radio Convertible Note"). The Company subsequently loaned approximately $21.4 million to XM Radio in exchange for XM Radio common stock and for a note convertible into XM Radio shares (the "XM Radio Note Receivable"). The Baron XM Radio Convertible Note ranks subordinate to any other securities of the Company and is fully collateralized by approximately one-half of the shares received by the Company as a result of this transaction. The XM Radio Note Receivable is a non-recourse note and is exchangeable into approximately half of the additional XM Radio common stock to be received by the Company as a result of the January 15 transaction. Assuming conversion of all convertible notes and exercise of the outstanding WorldSpace options, the Company's ownership in XM Radio would be 22.6% (compared with the 18.3% post-exercise position previously reported). The XM Radio Note Receivable earns interest at LIBOR plus 5% and is due on the September 30, 2006 maturity date, and the Baron XM Radio Convertible Note accrues interest at the rate of 6% annually, with all payments deferred until maturity or extinguished upon conversion.

NOTE 17 - FINANCIAL STATEMENTS OF SUBSIDIARIES
----------------------------------------------

In connection with the Acquisition and related financing discussed above, the Company formed a new wholly-owned subsidiary, AMSC Acquisition Company, Inc. ("Acquisition Company"). The Company contributed all of its inter-company notes receivables and transferred its rights, title and interests in AMSC Subsidiary Corporation, American Mobile Satellite Sales Corporation, and AMSC Sales Corp. Ltd. (together with ARDIS, the "Subsidiary Guarantors") to Acquisition Company, and Acquisition Company was the acquirer of ARDIS and the issuer of the $335 million of Notes. American Mobile Satellite Corporation ("American Mobile Parent") is a guarantor of the Notes. The Notes contain covenants that, among other things, limit the ability of Acquisition Company and its Subsidiaries to incur additional indebtedness, pay dividends or make other distributions, repurchase any capital stock or subordinated indebtedness, make certain investments, create certain liens, enter into certain transactions with affiliates, sell assets, enter into certain mergers and consolidations, and enter into sale and leaseback transactions.

Acquisition Company is a holding company with no material operations. It holds the Notes and Revolving Credit Facility, both of which are fully and unconditionally guaranteed on a joint and several basis by all of its subsidiaries, and holds the inter-company notes receivable from its subsidiaries. Separate company financial statements for Acquisition Company have not been prepared, as management believes the differences between the Acquisition Company and the Subsidiary Guarantors statements to be immaterial, and therefore not material information to the investors.

Summarized financial information with respect to American Mobile Parent, Acquisition Company and with respect to the Subsidiary Guarantors on a combined basis as of December 31, 1998 and for the years ended December 31, 1998 and 1997 is as follows (unaudited):


                                               American Mobile Parent                        Acquisition Company
Operating Statement Data                      1998                 1997                  1998                  1997
                                              ----                 ----                  ----                  ----
(in thousands)
Net Revenue                                 $1,200               $1,200                  $ --                  $ --
Equity in loss of subsidiaries            (137,793)            (149,566)             (116,332)                   --
Operating income (loss)                         13                   35                  (110)                   --
Net loss                                  (137,948)            (119,207)             (137,793)                   --




Balance Sheet Data                       December 31,                               December 31,
(in thousands)                               1998                                       1998
                                             ----                                       ----
Current assets                              $6,019                                    $41,058
Non-current assets                          69,655                                    392,591
Current liabilities                             79                                     10,715
Non-current liabilities                    100,000                                    359,147
Shareholders' (Deficit) Equity             (24,405)                                    63,787




                                               Combined Subsidiary Guarantors
Operating Statement Data                         1998                 1997
                                                 ----                 ----
(in thousands)
Net Revenue                                   $87,221               $44,214
Equity in loss of subsidiaries                     --                    --
Operating loss                                (88,635)              (99,535)
Net loss                                     (116,332)             (149,566)




Balance Sheet Data                                            December 31,
(in thousands)                                                        1998
                                                                      ----
Current assets                                                     $46,776
Non-current assets                                                 316,728
Current liabilities                                                 33,842
Non-current liabilities                                            691,445
Shareholders' Deficit                                             (361,783)

Major differences between the financial statements of Parent and Acquisition Company include (i) the Term Loan Facility which, as of the Acquisition, is an obligation of Parent and, as such, the related debt and interest costs are not included in the Acquisition Company financial statements for the periods ended and as of December 31, 1998, and (ii) certain immaterial inter-company management fees and expenses between the Parent and Acquisition Company are not eliminated at the Acquisition Company level.

The consolidated condensed unaudited financial statements of Acquisition Company are set forth below.

            AMSC Acquisition Company, Inc. and Subsidiary Guarantors
                      Consolidated Statements of Operations
                             (dollars in thousands)
                                   (unaudited)


                                                                     Years Ended December 31,
                                                             -----------------------------------------

                                                                 1998              1997           1996
                                                             -----------       -----------     -------


REVENUES

       Services                                                 $57,994          $20,684         $9,201
       Sales of equipment                                        29,227           23,530         18,529
                                                                 ------          -------         ------

       Total Revenues                                            87,221           44,214         27,730


COSTS AND EXPENSES:

       Cost of service and operations                            58,086           31,959         30 471
       Cost of equipment sold                                    30,449           40,335         31,903
       Sales and advertising                                     16,733           12,030         24,541
       General and administrative                                17,465           14,890         16,212
       Depreciation and amortization                             53,233           44,535         45,496
                                                                 ------          -------         ------

       Operating Loss                                           (88,745)         (99,535)      (120,893)


INTEREST AND OTHER  INCOME                                        3,612            1,122            552
INTEREST EXPENSE                                                (52,660)         (51,153)       (44,636)
                                                                --------         --------      ---------


NET LOSS                                                      $(137,793)       $(149,566)     $(164,977)
                                                              ==========       ==========     ==========


                         AMSC Acquisition Company, Inc. and Subsidiary Guarantor
                           Consolidated Balance Sheets
                             (dollars in thousands)
                        as of December 31, 1998 and 1997
                                   (unaudited)


ASSETS                                                     1998           1997
                                                           ----           ----

CURRENT ASSETS:

      Cash and cash equivalents                          $2,285         $2,106
      Inventory                                          18,593         40,321
      Prepaid in-orbit insurance                          3,381          4,564
      Accounts receivable-trade, net of allowance
       for doubtful accounts                             15,325          8,140
      Current portion of restricted short-term
       investments                                       41,038             --
      Other current assets                                7,212          9,608
                                                        -------          -----
             Total current assets                        87,834         64,739

PROPERTY AND EQUIPMENT, net                             246,553        250,335
RESTRICTED INVESTMENTS                                   56,439             --
GOODWILL AND INTANGIBLES, net                            53,235             --
DEFERRED CHARGES AND OTHER ASSETS, net                   33,846         36,722
                                                         ------         ------

             Total assets                              $477,907       $351,796
                                                       ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:

      Accounts payable and accrued expenses              33,718        $35,825
      Obligations under capital leases due
        within one year                                   5,971            798
      Current portion of deferred trade payables          5,041         15,254
      Other current liabilities                             162          7,520
                                                       --------        -------
             Total current liabilities                   44,892         59,397


DUE TO PARENT                                                --        441,836



LONG-TERM LIABILITIES:

      Obligations under New Bank Financing               32,000        198,000
      Notes, net of discount                            327,147             --
      Capital lease obligations                           5,824          3,147
      Deferred trade payables                             1,689          1,364
      Net assets acquired in excess of
        purchase price                                    2,028          2,725
      Other long-term liabilities                           540            647
                                                       --------       --------

             Total long-term liabilities                369,228        205,883

             Total liabilities                          414,120        707,116
                                                        -------        -------


STOCKHOLDERS' EQUITY (DEFICIT)                           63,787       (355,320)
                                                         ------       ---------


       Total liabilities and stockholders' equity      $477,907       $351,796
                                                       =========      =========

            AMSC Acquisition Company, Inc. and Subsidiary Guarantors
            Consolidated Statements of Stockholders' Equity (Deficit)
                             (dollars in thousands)
          for the period from January 1, 1996 through December 31, 1998
                                   (unaudited)



                                                                      Total
BALANCE, December 31, 1995                                            $(40,777)
    Net Loss                                                          (164,977)
                                                                      ---------
BALANCE, December 31, 1996                                            (205,754)
    Net Loss                                                          (149,566)
                                                                      ---------
BALANCE, December 31, 1997                                            (355,320)
    Net Loss                                                          (137,793)
    Investment by Parent Company                                       556,900
                                                                       -------
BALANCE, December 31, 1998                                             $63,787
                                                                       =======


            AMSC Acquisition Company, Inc. and Subsidiary Guarantors
                      Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                  (unaudited)

                                                                   Years Ended December 31
                                                          ------------------------------------------
                                                                    1998           1997         1996
                                                                    ----           ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       ($137,793)     $(149,566)   $(164,977)
Adjustments to reconcile net loss to net cash used in
operating activities:
     Amortization of debt discount                                10,845          9,350        5,721
     Depreciation and amortization                                53,233         44,535       45,413
     Changes in assets and liabilities:
         Inventory                                                21,947         (2,287)     (27,482)
         Prepaid in-orbit insurance                                1,183            516         (257)
         Trade accounts receivable                                  (105)        (1,537)      (5,229)
         Other current assets                                      7,185          4,639        1,970
         Accounts payable and accrued expenses                    16,864         (5,844)       1,668
         Deferred trade payables                                  (6,567)        11,685           --
         Deferred items - net                                     (7,396)         8,038        1,347
                                                                 --------      ---------    ---------

Net cash used in operating activities                            (40,604)       (80,471)    (141,826)


CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of ARDIS                                             (52,373)            --           --
Purchase of long-term restricted securities                      (96,976)            --       (1,000)
Payment of escrow interest                                       (20,633)            --           --
Insurance proceeds applied to equipment in service                    --             --       66,000

Additions to property and equipment                              (12,470)        (8,598)     (14,054)
                                                                 --------        -------     --------

Net cash provided by (used in) investing activities             (182,452)        (8,598)      50,946

CASH FLOWS FROM FINANCING ACTIVITIES:

Funding (to)  from Parent                                        (22,686)        28,220       29,485
Proceeds from  Notes                                             335,000             --           --
Principal payments under capital leases                           (3,395)        (2,576)      (3,994)
Principal payments under Vendor Financing                            (16)            --           --
Proceeds from short-term borrowings                               10,000             --       70,000
Payments on short-term borrowings                                (10,000)            --      (70,000)
Repayment of Bank Financing                                     (100,000)            --           --
Proceeds from New Bank Financing and Bank Financing               34,000         71,000      127,000
Proceeds from debt issuance                                           --             --        1,700
Payments on long-term debt                                        (4,933)        (6,180)     (59,190)
Debt issuance costs                                              (14,735)        (1,471)     (10,803)
                                                                 --------        -------     --------

Net cash provided by financing activities                        223,235         88,993       84,198

Net increase (decrease)  in cash and cash equivalents                179            (76)      (6,682)
CASH AND CASH EQUIVALENTS, beginning of period                     2,106          2,182        8,864
                                                                  ------         ------       ------
CASH AND CASH EQUIVALENTS, end of period                          $2,285         $2,106       $2,182
                                                                 =======        =======       ======

                      QUARTERLY FINANCIAL DATA (unaudited)

                                                  (dollars in thousands, except for per share data)

                                                         1998-quarters                                     1997-quarters
                                        1st           2nd         3rd          4th         1st          2nd         3rd        4th
                                        ---           ---         ---          ---         ---          ---         ---        ---
Revenues                             $10,022      $22,410     $21,802      $32,987      $8,685       $10,753    $10,795     $13,981
Operating expenses (1)                28,425       47,274      44,178       55,551      32,341        32,420     30,617      46,231
                                     -------      -------     -------      -------     -------       ------     -------      ------
Loss from operations                 (18,403)     (24,864)    (22,376)     (22,564)    (23,656)      (21,667)   (19,822)    (32,250)
Interest and other income (expense)   (6,839)     (14,099)    (13,922)     (14,881)     (3,425)       (5,175)    (6,442)     (6,770)
                                      -------     --------    --------     --------     -------      -------     -------     -------
Net Loss                             (25,242)     (38,963)    (36,298)     (37,445)    (27,081)      (26,842)   (26,264)    (39,020)
Net loss per common share (2)         $(1.00)      $(1.23)     $(1.14)      $(1.16)     $(1.08)       $(1.07)    $(1.04)     $(1.55)

Weighted-average common shares
outstanding during the period
(000s)                                25,241       31,719      31,773       32,154      25,109        25,120     25,145      25,151
Market price per share (3)
          High                        $16.13       $14.31      $10.69        $6.25      $14.75        $12.13     $10.88      $10.75
          Low                          $6.75        $9.25       $4.50        $3.50       $9.37         $8.50      $6.23       $6.28



(1) Operating expenses include charges of approximately $12.0 million in the fourth quarter of 1997 related to the realizability of the Company's inventory investment.

(2) Loss per share calculations for each of the quarters are based on the weighted average number of shares outstanding for each of the periods, and the sum of the quarters may not necessarily be equal to the full year loss per share amount.

(3) The Company's Common Stock is listed under the symbol SKYC on the Nasdaq National Market System. The quarterly high and low sales price represents the closing price in the Nasdaq National Market System. The quotations represent inter-dealer quotations, without retail markups, markdowns or commissions, and may not necessarily represent actual transactions. As of February 26, 1999, there were 275 stockholders of record of the Company's Common Stock.

Selected Financial Data
-----------------------

Set forth below is the selected financial data for the Company for the five fiscal years ended December 31, 1998:


(dollars in thousands, except for per share data)
                                                         1998          1997             1996          1995           1994
                                                         ------        ------           ------        ------         ----
Revenues                                                $87,221       $44,214          $27,730        $8,797         $5,240
Net Loss                                               (137,948)     (119,207)        (134,638)      (66,917)       (21,103)
Basic and diluted Loss per Common Share                  $(4.52)       $(4.74)          $(5.38)       $(2.69)        $(0.86)
Dividends on Common Stock (1)                              None          None             None          None           None
Consolidated Balance Sheet Data:
Cash and Cash Equivalents                                $2,285        $2,106           $2,182        $8,865       $137,287
Property Under Construction                                  --            --               --            --        263,505
Total Assets                                            489,794       311,447          350,173       398,351        448,674
Current Liabilities                                      44,971        59,433           57,669       104,772         37,251
Long-Term Obligations                                   469,228       205,883          133,804         6,052         59,879
Stockholders' (Deficit)  Equity                         (24,405)       46,131          158,700       287,527        351,544


(1) The Company has paid no dividends on its Common Stock since inception and does not plan to pay dividends on its Common Stock in the foreseeable future. In addition, the payment of dividends is subject to restrictions described in Note 8 to the financial statements and discussed in Management's Discussion and Analysis.

                 XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARY
                          (A Development Stage Company)

                        Consolidated Financial Statements

                 December 31, 1998 and 1997, and for the period
               from December 15, 1992 (date of inception) through
                                December 31, 1998

                   (With Independent Auditors' Report Thereon)

                                                                            Page

Independent Auditors' Report                                                   1

Consolidated Balance Sheets                                                    2

Consolidated Statements of Operations                                          3

Consolidated Statements of Stockholders' Equity (Deficit)                      4

Consolidated Statements of Cash Flows                                          5

Notes to Consolidated Financial Statements                                  6-18





















                                   (Continued)

                          Independent Auditors' Report

To the Board of Directors and Stockholders
XM Satellite Radio Holdings Inc. and Subsidiary:

We have audited the accompanying consolidated balance sheets of XM Satellite Radio Holdings Inc. and subsidiary (a development stage company) as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 1998 and 1997, and the period from December 15, 1992 (date of inception) to
December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of XM Satellite Radio Holdings Inc. and subsidiary (a development stage company) as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended and for the period from December 15, 1992 (date of inception)
to  December  31,  1998,  in  conformity  with  generally  accepted   accounting
principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 11 to the consolidated financial statements, the Company has not commenced operations, has negative working capital of $130,341,000, and is dependent upon additional debt and equity financings, which raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in note 11. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

McLean, Virginia                                       /s/KPMG LLP
February 12, 1999

                 XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           Consolidated Balance Sheets
                           December 31, 1998 and 1997
                      (in thousands except for share data)


                                                                                    1998              1997
                                                                                  --------          --------
                                       Assets
                                       ------
Current assets:
   Cash and cash equivalents                                                      $     310                 1
   Prepaid and other current assets                                                     172                --
                                                                                  ---------          --------


          Total current assets                                                          482                 1

Other assets:
   System under construction                                                        169,029            91,932
   Property and equipment, net of accumulated depreciation
    and amortization of $57 and $0                                                      449                --
   Other assets                                                                         525                --
                                                                                  ---------         ---------
          Total assets                                                            $ 170,485            91,933
                                                                                  =========         =========
                   Liabilities and Stockholders' Equity (Deficit)
                   ----------------------------------------------
Current Liabilities:
   Accounts payable                                                               $  23,125                --
   Due to related parties                                                            13,767               445
   Accrued interest on loans payable                                                  1,907             1,886
   Loans payable due to related parties                                              91,546            80,618
   Term loan                                                                             34                --
   Accrued expenses                                                                     444                --
                                                                                  ---------         ---------
          Total current liabilities                                                 130,823            82,949

   Term loan, net of current portion                                                     53                --
   Convertible notes payable due to related party                                    45,583                --
   Accrued interest on convertible notes payable due to related party                 1,209                --
                                                                                  ---------         ---------
          Total liabilities                                                         177,668            82,949
                                                                                  ---------         ---------
Common stock - $0.10 par value; authorized 3,000 shares;
   125 shares issued and outstanding at December 31, 1998 and 1997                       --                --
Additional paid-in capital                                                           10,643            10,643
Deficit accumulated during development stage                                        (17,826)           (1,659)
                                                                                    --------           -------
          Total stockholders' equity (deficit)                                       (7,183)            8,984
                                                                                     -------            -----
Commitments and contingencies (notes 4, 7, 8, 11, 12, and 13)
                                                                                  $ 170,485            91,933
                                                                                  ==========        ==========

See accompanying notes to consolidated financial statements.

                 XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Operations
               Years ended December 31, 1998 and 1997, and for the
                period from December 15, 1992 (date of inception)
                              to December 31, 1998
                      (in thousands except for share data)



                                                                                                        December 15, 1992
                                                                                                       (date of inception)
                                                                                                         to December 31,
                                                                           1998           1997                1998
                                                                         --------       --------            --------
Revenue                                                                 $        --             --                  --
                                                                        ------------   ------------        ------------
Operating expenses:
         Research and development                                             6,941              --              6,941
         Professional fees                                                    5,242           1,090              6,332
         General and administrative                                           4,010              20              4,030
                                                                        ------------   ------------        ------------
                     Total operating expenses                                16,193           1,110             17,303
                                                                        ------------   ------------        ------------
                     Operating loss                                          16,193           1,110             17,303
                                                                        ------------   ------------        ------------
Other expenses (income):
         Interest expense (income), net                                         (26)            549                523
                                                                        ------------   ------------        ------------
                     Total other (expense) income                               (26)            549                523
                                                                        ------------   ------------        ------------
                     Net loss                                           $    16,167           1,659             17,826
                                                                        ------------   ------------        ============
Net loss per share:
         Basic and diluted                                              $       129              14
                                                                        ============   =============
Weighted average shares used in computing
         net loss per share - basic and diluted                                 125             119
                                                                        ============   =============



See accompanying notes to consolidated financial statements.

                 XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARY
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)
               Years ended December 31, 1998 and 1997, and for the
                period from December 15, 1992 (date of inception)
                              to December 31, 1998
                      (in thousands except for share data)


                                                                                                   Deficit
                                                                                                 accumulated            Total
                                                                                 Additional         during          stockholders'
                                                        Common stock              paid-in        development           equity
                                                        ------------
                                                       Shares   Amount             capital           stage             (deficit)
                                                       ------   ------           ----------      ------------       -------------
Issuance of common stock (December 15, 1992)             100    $   --                  --              --                  --
                                                        -----   ------           ----------       ---------          ----------
Balance at December 31, 1992                             100        --                  --              --                  --
Net Loss                                                  --        --                  --              --                  --
                                                        -----   ------           ----------       ---------          ----------
Balance at December 31, 1993                             100        --                  --              --                  --
Net Loss                                                  --        --                  --              --                  --
                                                        -----   ------           ----------       ---------          ----------
Balance at December 31, 1994                             100        --                  --              --                  --
Net Loss                                                  --        --                  --              --                  --
                                                        -----   ------           ----------       ---------          ----------
Balance at December 31, 1995                             100        --                  --              --                  --
Net Loss                                                  --        --                  --              --                  --
                                                        -----   ------           ----------       ---------          ----------
Balance at December 31, 1996                             100        --                  --              --                  --
Contributions to paid-in capital                          --        --                 143              --                 143
Issuance of common stock and capital contributions        25        --               9,000              --               9,000
Issuance of options                                       --        --               1,500              --               1,500
Net Loss                                                  --        --                  --          (1,659)             (1,659)
                                                        -----   ------           ----------       ---------          ----------
Balance at December 31, 1997                             125        --              10,643          (1,659)              8,984
Net Loss                                                  --        --                  --         (16,167)            (16,167)
                                                        -----   ------           ----------       ---------          ----------
Balance at December 31, 1998                             125    $   --              10,643         (17,826)             (7,183)
                                                        =====   ======           ==========       =========            ========



                 XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
               Years ended December 31, 1998 and 1997, and for the
                period from December 15, 1992 (date of inception)
                              to December 31, 1998
                                 (in thousands)



                                                                                                               December 15, 1992
                                                                                                              (date of inception)
                                                                                                                to December 31,
                                                                                  1998            1997               1998
                                                                                --------        --------           --------
Cash flows from operating activities:
       Net loss                                                                 ($16,167)         (1,659)           (17,826)
       Adjustments to reconcile net loss to net cash used in
           operating activities:
              Depreciation                                                            57              --                 57
              Note discount amortization                                              --              33                 33
              Changes in operating liabilities:
                    Increase in prepaid and other current assets                    (212)             --               (212)
                    Increase in accounts payable and accrued expense                1,701              --              1,701
                    Increase in amounts due to related parties                     13,322             445             13,767
                    Increase (decrease) in accrued interest                            (2)            517                515
                                                                                ---------       ---------         ----------
                         Net cash provided by (used in) operating activities      (1,301)           (664)            (1,965)
                                                                                ---------       ---------         ----------
Cash flows from investing activities:
       Purchase of property and equipment                                           (506)              --              (506)
       Additions to system under construction                                    (43,406)         (90,031)         (133,437)
                                                                                ---------        ---------        ----------
                         Net cash used in investing activities                   (43,912)         (90,031)         (133,943)
                                                                                ---------        ---------        ----------
Cash flows from financing activities:
       Proceeds from sale of common stock and capital contribution                    --            9,143             9,143
       Proceeds from issuance of loan payable to related party                       337           80,053            80,390
       Proceeds from issuance of options                                              --            1,500             1,500
       Proceeds from issuance of convertible notes to related party               45,583               --            45,583
       Payment to establish collateral for term loan                                 (92)              --               (92)
       Proceeds from term loan                                                        92               --                92
       Repayments of term loan                                                        (5)              --                (5)
       Payments for deferred financing costs                                        (393)              --              (393)
                                                                                ---------         --------          --------

                      Net cash provided by financing activities                   45,522           90,696           136,218
                                                                                ---------         --------          --------
                      Net increase in cash and cash equivalents                      309                1               310

Cash and cash equivalents at beginning of year                                         1               --                --
                                                                                ---------         --------          --------
Cash and cash equivalents at end of year                                        $    310                1               310
                                                                                =========         ========          ========
Supplemental cash flow disclosure:
       Interest capitalized                                                     $ 11,824            1,901            13,725
                                                                                =========         ========          ========
       Interest converted into principal note balance                           $  9,157              501             9,658
                                                                                =========         ========          ========
       Accrued system milestone payments                                        $ 21,867               --            21,867
                                                                                =========         ========          ========




See accompanying notes to consolidated financial statements.

(1)      Summary of Significant Accounting Policies and Practices

         (a)   Nature of Business

               XM Satellite Radio Inc. (XMSR), formerly American Mobile Radio Corporation, was incorporated on December 15, 1992 in the State of Delaware as a wholly owned subsidiary of American Mobile Satellite Corporation (AMSC) for the purpose of procuring a digital audio radio service license (DARS). Business activity for the period December 15, 1992 through December 31, 1996 was insignificant.

               XM Satellite Radio Holdings Inc. (the Company), formerly AMRC Holdings Inc., was incorporated in the State of Delaware on May 16, 1997 for the purpose of constructing, launching and operating a domestic communications satellite system for the provision of DARS. Pursuant to various financing agreements entered in 1997 between AMSC, XMSR and WorldSpace, Inc. (WSI), WSI acquired a 20 percent interest in XMSR. In May 1997, AMSC and WSI exchanged their respective interests in XMSR for all of the Company's common stock.

         (b)   Principles of Consolidation and Basis of Presentation

               The consolidated financial statements include the accounts of XM Satellite Radio Holdings Inc. and its subsidiary, XM Satellite Radio Inc. All significant inter-company transactions and accounts have been eliminated. The Company's management has devoted substantially all of its time to the planning and organization of the Company and to the process of addressing regulatory matters, initiating research and development programs, conducting market research, initiating construction of the satellite system, securing content providers, and securing adequate debt and equity capital for anticipated operations and growth. Accordingly, the Company's financial statements are presented as those of a development stage enterprise, as prescribed by Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises.

         (c)   Cash and Cash Equivalents

               The Company considers short-term, highly liquid investments with an original maturity of three months or less to be cash equivalents.

         (d)   Property and Equipment

               Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the following estimated useful lives:

               Furniture, fixtures and computer equipment               3 years
               Machinery and equipment                                  7 years
               Leasehold improvements                      Remaining lease term


          (e)  System Under Construction

               The Company is currently developing its satellite system. Costs related to the project are being capitalized to the extent that they have future benefits. As of December 31, 1998, all amounts recorded as system under construction relate to costs incurred in obtaining a Federal Communications Commission ("FCC") license and approval as well as the system development.

               On October 16, 1997, the FCC granted XMSR a license to launch and operate two geostationary satellites for the purpose of providing digital audio radio in the United States in the 2332.5 - 2345 Mhz (space-to-earth) frequency band, subject to achieving certain technical milestones and international regulatory requirements. The license is valid for eight years upon successful launch and orbital insertion of the satellites. The Company's license requires that it comply with a construction and launch schedule specified by the FCC for each of the two authorized satellites. The FCC has the authority to revoke the authorizations and in connection with such revocation could exercise its authority to rescind the Company's license. The Company believes that the exercise of such authority to rescind the license is unlikely.

               The license asset value consists of the total payments made to the FCC for the license of $90,031,000. Associated with this license is capitalized interest of $10,991,000 and $1,901,000 as of December 31, 1998 and 1997, respectively. Costs incurred for system development were $65,273,000. Associated with the system development costs is capitalized interest of $2,734,000 at December 31, 1998.

               The Company  adopted the  provisions  of  Statement  of Financial
               Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS No. 121), during fiscal year 1997. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount of fair value less costs to sell. Adoption of this SFAS No. 121 did not have a material impact on the Company's financial position, results of operations, or liquidity during 1998 or 1997.

         (f)   Stock-Based Compensation

               During fiscal year 1997, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-based Compensation (SFAS No. 123), which encourages, but does not require, the recognition of stock-based employee compensation at fair value.
               SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and to provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made during the year of adoption and in future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. Accordingly, compensation cost for options to purchase common stock granted to employees is measured as the excess, if any, of the fair value of common stock at the date of the grant over the exercise price an employee must pay to acquire the common stock.

               Warrants to purchase common stock granted to other than employees as consideration for goods or services rendered are recognized at fair market value.

         (g)   Research and Development

               Research and development costs are expensed as incurred.

         (h)   Net Loss Per Share

               In December 1997, the Company adopted the provisions of SFAS No. 128, Earnings per Share, (SFAS 128). SFAS 128 supersedes APB. 15, Earnings per Share and its related interpretations, and promulgates new accounting standards for the computation and manner of presentation of the Company's loss per share. SFAS 128 requires the presentation of basic and diluted loss per share. Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. The computation of diluted earnings per share includes all common stock options and warrants and other common stock, to the extent dilutive, that potentially may be issued as a result of conversion privileges, including the convertible notes payable due to related party. The Company has not previously reported annual loss per share data. Due to losses incurred during 1998 and 1997, the impact of other potentially dilutive securities is anti-dilutive and is not included in the diluted loss per share calculation.

         (i)   Income Taxes

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

         (j)   Comprehensive Income

               In December 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income (SFAS 130). This statement establishes standards for reporting and displaying comprehensive income and its components in the financial statements. This statement is effective for all interim and annual periods with the year ended December 31, 1998. The Company has evaluated the provisions of SFAS 130 and has determined that there were no transactions that have taken place during the years ended December 31, 1998 and 1997 that would be classified as other comprehensive income.

         (k)   Accounting Estimates

               The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The estimates involve judgments with respect to, among other things, various future factors which are difficult to predict and are beyond the control of the Company. Significant estimates include valuation of the Company's investment in the DARS license and the benefit for income taxes and related valuation allowances. Accordingly, actual amounts could differ from these estimates.

         (l)   Reclassifications

               Certain fiscal year 1997 amounts have been reclassified to conform to the fiscal 1998 consolidated financial statement presentation.


(2)       Related Party Transactions

          The  Company  had  related  party   transactions  with  the  following
          shareholders:

          (a)  AMSC

               In 1997, AMSC contributed $143,000 for the Company to establish the original application for the FCC license. On March 28, 1997, the Company received $1,500,000 as a capital contribution from AMSC. During 1998, AMSC incurred general and administrative costs and professional fees for the Company and established an inter-company balance of $458,000 (see note 3).

         (b)   WSI

               On March 28, 1997, the Company received $1,500,000 as a capital contribution from WSI. The Company issued WSI 25 shares of common stock for this consideration.

               On April 16, 1997, the Company received $15,000,000 from WSI, which represented $6,000,000 as an additional capital contribution and $9,000,000 as a six-month bridge loan (see note
               4).

               On May 16, 1997, the Company obtained a $1,000,000 working capital loan facility from WSI. During 1997, the Company drew down $663,000 against the facility with the remaining $337,000 drawn in 1998 (see note 4).

               On October 16, 1997, the Company received $71,911,000 from WSI, which represented an additional $13,522,000 under the bridge loan and $58,389,000 under the additional amounts loan (see note 4).

               On April 1, 1998, the Company entered into an agreement with WSI to issue $54,536,000 in convertible notes. During 1998, the Company drew down $45,583,000 under the agreement (see note 4).

               In July 1998, the Company acquired furniture and equipment from WSI for $104,000 and has established a due to WSI for the balance (see note 3).

               In addition to financing, the Company has relied upon certain related parties for legal and technical services. Total expenses incurred in transactions with related parties are as follows (in thousands):

                                                  Year ended December 31, 1998
                                                  ----------------------------

                                                   WSI         AMSC       Total
                                                   ---         ----       -----

               Research and development           $ 6,624       --        6,624
               Professional fees                    2,529      353        2,882
               General and administrative             903       60          963
                                                  -------      ---       ------
                                                  $10,056      413       10,469
                                                  =======    =====      =======



                                                  Year ended December 31, 1997
                                                  ----------------------------

                                                   WSI         AMSC       Total
                                                   ---         ----       -----
               Professional fees                  $   960      130        1,090
               General and administrative              --       20           20
                                                  -------      ---       ------
                                                  $   960      150        1,110
                                                  =======    =====      =======


               Additionally, during 1998 the Company incurred $925,000 of WSI project management costs that were capitalized to the satellite system.


(3)      Due to Related Parties


         Due to related parties included the following amounts:

                                                       December 31,
                                                       ------------
                                                      1998      1997
                                                   -------    ------
          Advances from WSI                        $ 7,405        --
          Due to WSI                                 5,904       390
          Due to AMSC                                  458        55
                                                   -------    ------
                                                   $13,767       445
                                                   -------    ------




               Advances represent funding provided by WSI for 30 days. If amounts are not repaid within this time period, additional convertible notes will be issued.


(4)      Debt

         (a)   Loans Payable Due to Related Party

               In  March  1997,   XMSR  entered  into  a  series  of  agreements
               (Participation Agreement) with AMSC and WSI in which both companies provided various equity and debt funding commitments to XMSR for the purpose of financing the activities of XMSR in connection with the establishment of a DARS satellite system in the United States. On May 16, 1997 certain portions of the Participation Agreement were subsequently ratified with substantially the same terms and conditions under the Bridge Loan, Additional Amounts Loan and Working Capital Credit Facility (Loan Agreement).

               The Company has loans payable with a face amount of $91,546,000 and $82,053,000 with a carrying amount of $91,546,000 and $80,618,000 at December 31, 1998 and 1997, respectively, outstanding with WSI as follows (in thousands):

                                                          1998          1997
                                                          ----          ----

               Bridge loan                             $25,556        23,001
               Additional amounts loan                  64,875        58,389
               Working capital loan                      1,115           663
                                                         -----           ---
                                                        91,546        82,053
               Discount arising from
               concurrent issuance of
               options (note 7), net                        --        (1,435)
                                                            --        -------

                                                       $91,546        80,618
                                                       =======        ======




                    Bridge Loan

                    The Company executed the bridge loan with WSI in two tranches. On April 16, 1997, the Company received proceeds of $8,479,000 for a loan with a face amount of $9,000,000. On October 16, 1997, the Company received proceeds of $12,771,000 for a loan with a face amount of $13,522,000. The first tranche was a six-month loan at LIBOR plus five percent per annum, equaling 11.03 percent. The first tranche was rolled over with the establishment of the second tranche, which is a six-month loan at LIBOR plus five percent per annum, equaling 9.94 percent at December 31, 1998 and due in April 1999. The accrued interest under the bridge loan is compounded to the loan balance each April and October.

                    Additional Amounts Loan

                    On October 16, 1997, the Company executed the additional amounts loan with WSI and received proceeds of $58,219,000 for a loan with a face amount of $58,389,000. This loan is a six-month loan at LIBOR plus five percent per annum, equaling 9.94 percent at December 31, 1998 and due in April 1999. The accrued interest under the additional amounts loan is compounded to the loan balance each April and October.

                    Working Capital Loan

                    On May 16, 1997, the Company executed the working capital loan with WSI whereby the Company would receive proceeds of $920,000 for a loan with a face amount of $1,000,000. The Company drew down $663,000 against the line of credit through December 31, 1997. This loan is a six-month loan at LIBOR plus five percent per annum, with an interest rate of
                    10.19 percent at December 31, 1998 and due in May 1999. The accrued interest on the loan is compounded to the balance in May and November.

                    Restrictive Covenants

                    The financing agreements contain restrictive covenants which include a prohibition of the Company or its subsidiary to merge or consolidate, or sell, transfer, or otherwise dispose of substantially all of its assets. The Company or the subsidiary may not incur additional indebtedness in excess of $1,000,000 without prior written consent of WSI. Additionally, the financing agreements provide for other restrictive covenants including a restriction on the payment of dividends.

                    The Company has pledged 64.7511 percent of its share of the issued and outstanding common stock of the subsidiary to WSI as collateral for the financings.

         (b)   Convertible Notes Payable Due to Related Party

               Effective April 1, 1998, the Company entered into a convertible note agreement with WSI that provides for a maximum of $54,536,000 through the issuance of convertible notes. The notes mature on September 30, 2006 and carry an interest rate of LIBOR plus five percent per annum, which was 10.15 percent as of December 31, 1998. Under the terms of the note agreement, WSI shall have the right to convert all or a portion of the aggregate principal amount of the notes into shares of common stock at a conversion price of $875,000 per share. As of December 31, 1998, $45,583,000 had been drawn through the issuance of convertible notes. Interest is payable upon maturity.

         (c)   Term Loan

               On November 1, 1998, the Company reached an agreement with a commercial bank for a $92,000 installment loan with a 36 month term at 7 percent interest per annum. The Company pledged $92,000 as collateral for the loan and placed this balance on deposit at the commercial bank. At December 31, 1998, the Company's outstanding balance was $87,000.


(5)       Fair Value of Financial Instruments

          The carrying amounts of cash and cash equivalents, receivables, accounts payable, accrued expenses, and the term loan approximate their fair market value because of the relatively short duration of these instruments as of December 31, 1998 and 1997, in accordance with SFAS No. 107, Disclosures about Fair Value of Financial Instruments.

          The fair value of the loans and convertible notes due to related party could not be estimated as such amounts are due to the Company's stockholders.


(6)  Common Stock

          (a) 1998 Shares Award Plan

              On June 1, 1998, the Company adopted the 1998 Shares Award Plan (the Plan) under which employees, consultants, and non-employee directors may be granted options to purchase shares of common stock of the Company. The Company has authorized 25 shares of common stock under the Plan. The options are exercisable in installments determined by the compensation committee of the Company's board of directors. The options expire as determined by the committee, but no later than ten years from the date of grant. Transactions and other information relating to the Plan for the year ended December 31, 1998 are summarized below:

                                                       Outstanding options
                                                       -------------------
                                                                 Weighted-
                                                  Number of       average
                                                   shares      exercise price
                                                   ------      --------------

               Balance, January 1, 1998                --                --

                   Options granted                 14.712         $ 875,000
                   Options canceled or expired         --                --
                   Options exercised                   --                --
                                                   ------         ---------
               Balance, December 31, 1998          14.712         $ 875,000
                                                   ======         =========


               The following table summarizes information about stock options outstanding at December 31, 1998:

                                        Options outstanding                          Options exercisable
                                        -------------------                          -------------------
                                                  Weighted-
                                                   average        Weighted-                           Weighted-
                                  Number          remaining        average          Number             average
               Exercise       outstanding at     contractual       exercise     exercisable at        exercise
                 price      December 31, 1998        life            price    December 31, 1998         price
               --------     -----------------    -----------      ----------  -----------------       ---------
               $875,000           14.712          9.5 years        $875,000                  --        $875,000
               ========           ======          =========        ========                ====        ========


               There were no stock options exercisable at December 31, 1998. There were 10.288 shares available under the plan for future grants at December 31, 1998. At December 31, 1998, all options have been issued to employees.

               The per share weighted-average fair value of employee options granted during the year ended December 31, 1998 was $564,000 on the date of grant using the Black-Sholes Option Pricing Model with the following weighted-average assumptions:

                                                            December 31, 1998
                                                            -----------------

               Expected dividend yield                                     0%
               Volatility                                              56.23%
               Risk-free interest rate range                   4.53% to 5.67%
               Expected life                                        7.5 years
                                                            =================

               The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands):

                                                                              Year ended
                                                                          December 31, 1998
                                                                              (dollars in
                                                                                thousands)

               Net loss:
                 As reported                                                   $16,167
                 Pro forma                                                      17,508
                 As reported -- net loss per share -- basic and diluted            129
                 Pro forma -- net loss per share -- basic and diluted              140
                                                                               =======

         (b)   Restrictive Covenants

               Certain actions require the unanimous affirmative vote of the board of directors of the Company. Such actions include the entry into, or the amendment, modification, extension or termination of any agreements for amounts in excess of $40,000,000 or with AMSC or WSI; the entry into any agreements outside of the ordinary course of business; merger or consolidation; issuance of additional shares of capital stock; and the declaration and payment of dividends. If WSI holds more than 50 percent of the shares of common stock, this provision requiring the unanimous affirmative vote of the board of directors will be of no further force and effect. Additionally, an affirmative vote of 81 percent of all the issued and outstanding shares of common stock shall be required to approve any voluntary filing of a bankruptcy petition by the Company or its subsidiary.


(7)       WSI Options

          The Company issued WSI three options. Under the first option, WSI may purchase 97.2222 shares of common stock at $241,714 per share to acquire common stock. The option may be exercised in whole or in incremental amounts between April 16, 1998 and October 16, 2002. Under certain circumstances, AMSC may require WSI to exercise the option in whole. The Company allocated $1,250,000 to the option. Under the second option, WSI may purchase 128.8876 shares at $477,005 per share. The option may be exercised between October 16, 1997 and October 16, 2003. The Company allocated $170,000 to the option. Under the third option, WSI may purchase 3.5111 shares of common stock at $284,811 per share. The option may be exercised between October 16, 1997 and October 17, 2002. The Company allocated $80,000 to the option.

          The exercise of these options is subject to prior approval of the FCC to the extent that such exercise would constitute transfer of control. The allocation was based upon independent valuation.

(8)       Employee Benefit Plan

          On July 1, 1998, the Company has adopted a profit sharing and employee savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer up to 15 percent of their compensation on a pre-tax basis through contributions to the savings plan. The company contributed $0.50 in 1998 for every dollar the employees contributed up to 6 percent of compensation, which amounted to $14,000.


(9)       Interest Cost

          The Company capitalizes a portion of interest cost as a component of the cost of the FCC license and satellite system under construction. The following is a summary of interest cost incurred during December 31, 1998 and 1997, and for the period from December 15, 1992 (date of inception) to December 31, 1998 (in thousands):

                                                                                   December 15, 1992
                                                                                (date of inception) to
                                                              1998      1997       December 31, 1998
                                                              ----      ----       -----------------

          Interest cost capitalized                         $11,824    1,901             13,725
          Interest cost charged to expense                       --      549                549
                                                            -------    -----             ------

                    Total interest cost incurred            $11,824    2,450             14,274
                                                            =======   ======             ======

          Interest costs incurred prior to the award of the license were expensed in 1997.


(10)      Income Taxes

          For the period from December 15, 1992 (date of inception) to December 31, 1998, the Company filed consolidated federal and state tax returns with its majority stockholder AMSC. The Company generated net operating losses and other deferred tax benefits which were not utilized by AMSC. As no formal tax sharing agreement has been finalized, the Company was not compensated for the net operating losses. Had the Company filed on a stand-alone basis, it would have had no tax provision as the deferred tax benefit of approximately $7,164,000 and $650,000 for 1998 and 1997, respectively, would have been fully offset by a valuation allowance.


(11)      Accumulated Deficit

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

          In order to commence satellite-based radio broadcasting services, the Company will require substantial funds to develop and construct the DARS system, develop and launch radio communications satellites, retire debt incurred in connection with the acquisition of the DARS license and to sustain operations until it generates positive cash flow. At December 31, 1998, the Company has negative working capital of $130,341,000.

          At the Company's current stage of development, economic uncertainties exist regarding successful acquisition of additional debt and equity financing and ultimate profitability of the Company's proposed service. The Company is currently constructing its satellites and will require substantial additional financing before construction is completed. Failure to obtain the required long-term financing will prevent the Company from realizing its objective of providing satellite-delivered radio programming. Management's plan to fund operations and capital expansion includes the additional sale of debt and equity securities through public and private sources. There are no assurances, however, that such financing will be obtained.


(12)      Commitments and Contingencies

          (a)  FCC License

               The FCC has established certain system development milestones that must be met for the Company to maintain its license to operate the system. The Company believes that it is proceeding into the system development as planned and in accordance with the FCC milestones.

         (b)   Application for Review of FCC License

               One of the losing bidders for the DARS licenses filed an Application for Review by the full FCC of the Licensing Order which granted the Company its FCC license. The Application for Review alleges that WorldSpace has effectively taken control of the Company without FCC approval. The FCC or the U.S. Court of Appeals has the authority to overturn the award of the FCC license should they rule in favor of the losing bidder. Although the Company believes that the FCC license will withstand the challenge, no prediction of the outcome of this challenge can be made with any certainty.

         (c)   Satellite Purchase Contract

               On March 20, 1998, as amended on June 5, 1998, the Company entered into an agreement for the construction of two satellites, two launch vehicles, and related equipment, services and spare parts, including launch services. The total commitment under the amended agreement, excluding financing fees, is approximately $438,013,000 as of December 31, 1998. These amounts are due upon the completion of certain milestones. The Company has incurred costs of $64,348,000 as of December 31, 1998. One of the members of the board of directors is an executive of an affiliate of the Contractor.

               Under the terms of this agreement, the Contractor shall invest $15,000,000 in a private or public equity offering of the Company, should it be consummated prior to March 20, 1999.

         (d)   Technical Services and Technology Licenses

               Effective January 1, 1998, the Company entered into an agreement with AMSC and WorldSpace Management Corporation ("WorldSpace MC"), an affiliate of WSI, in which WorldSpace MC provides technical support in areas related to the development of a DARS system. Payments for services provided under this agreement are made based on negotiated hourly rates. This agreement may be terminated by either party on or after the date of the commencement of commercial operation following the launch of the Company's first satellite. There is no minimum services purchase requirement. The Company incurred costs of $4,770,000 under the agreement during 1998.

               Effective January 1, 1998, XMSR entered into a technology licensing agreement with AMSC and WorldSpace MC by which as compensation for certain licensed up to technology currently under development to be used in the XM Radio system, XMSR will pay up to $14,300,000 over a ten-year period. In addition, XMSR agreed to pay 1.2 percent of quarterly net revenues to WorldSpace MC and a royalty for equipment manufactured using the technology, if it were to use the source encoding and decoding of transmission signals under development. No liability exists to AMSC or WorldSpace MC should such developments prove unsuccessful. XMSR incurred costs of $6,624,000 under the agreement during 1998.

         (e)   FCC Occurrences

               On October 30, 1998, AMSC and WSI submitted an application for Consent and Transfer Control with the FCC. These entities have requested the FCC's consent to WSI's exercise of certain options that would increase its shareholding interest in the Company. There have been challenges filed against the application.

         (f)   Leases

               The Company has two noncancelable operating leases for office space that expire over the next four years. The future minimum lease payments under noncancelable leases as of December 31, 1998 are (in thousands):


                    Year ending December 31:
                    1999                                    $    42
                    2000                                         44
                    2001                                         46
                    2002                                         48
                    2003                                         --
                                                             ------
                                                            $   180
                                                             ======

               Rent expense for 1998 and 1997 was $231,000 and $0, respectively.


(13)      Subsequent Events

          On January 12, 1999, a competitor of the Company commenced action against the Company for patent infringement and for a declaratory judgment of future patent infringement by the Company. There have been no damages specified in the action and the Company is in the process of responding to the complaint. Should it be unsuccessful in its defense, the Company could be liable for monetary damages, and could be forced to engineer alternative technologies related to signal reception or seek a license from, or pay royalties to, the competitor. The Company intends to vigorously defend against the suit; however, the outcome is uncertain at this time.

          Effective January 15, 1999, the Company issued a convertible note to AMSC for $21,419,000. This note matures on September 30, 2006 and carries an interest rate of LIBOR plus five percent per annum. Under the terms of this note, AMSC shall have the right to convert all or a portion of the aggregate principal amount of the note into shares of common stock at a conversion price of $875,000 per share. Interest is payable upon maturity.


(14)      Quarterly Data (Unaudited) (in thousands)

                                                                              1998
                                                            -------------------------------------
                                                              1st      2nd        3rd       4th
                                                            Quarter   Quarter   Quarter   Quarter
                                                            -------   -------   -------   -------
          Revenues                                          $    --        --        --        --
          Operating loss                                      3,100     5,032     3,849     4,204
          Loss before income taxes                            3,100     5,032     3,857     4,178
          Net loss                                            3,100     5,032     3,857     4,178
                                                            =======   =======   =======   =======
          Net loss per share -- basic and diluted                25        40        31        33
                                                            =======   =======   =======   =======


                                                                              1997
                                                            -------------------------------------
                                                              1st      2nd        3rd       4th
                                                            Quarter   Quarter   Quarter   Quarter
                                                            -------   -------   -------   -------
          Revenues                                          $    --        --        --        --
          Operating loss                                         --        51       185       874
          Loss before income taxes                               --       270       459       930
          Net loss                                               --       270       459       930
                                                            =======   =======   =======   =======
          Net loss per share -- basic and diluted                --         2         4         7
                                                            =======   =======   =======   =======




The sum of quarterly per share net losses for 1997 do not necessarily agree to the net loss per share for the year due to the timing of stock issuances.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To American Mobile Satellite Corporation

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of American Mobile Satellite Corporation and Subsidiaries (a Delaware corporation) included in this Form 10-K and have issued our report thereon dated March 29, 1999. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The
Schedule I -- American Mobile Satellite Corporation -- Condensed Financial Information of Registrant, is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




/s/ Arthur Andersen LLP
Washington, D.C.,
March 29, 1999

                                   SCHEDULE I

                      AMERICAN MOBILE SATELLITE CORPORATION

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              (Parent Company Only)
                            Condensed Balance Sheets


(in thousands)                                            December 31,
                                                    1998               1997

ASSETS
Current portion of prepaid interest                $6,019               $--
Long term portion of prepaid interest               7,942                --
Restricted long-term investments                   10,760                --
Investment in subsidiaries                         50,953            46,168
                                                 --------          --------
Total assets                                      $75,674         $  46,168
                                                 ========         =========
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Accounts payable and accrued expenses                 $79               $37
Term Loan payable                                 100,000                --
                                                 --------          --------
  Total Liabilities                               100,079               $37
Stockholders' (Deficit) Equity:
  Preferred Stock                                      --                --
  Common Stock                                        322               252
  Additional paid-in capital                      508,084           451,892
  Common stock purchase warrants                   59,108            36,338
  Deferred compensation                            (1,528)               --
  Unamortized stock purchase warrants             (33,678)          (23,586)
  Accumulated loss                               (556,713)         (418,765)
                                                 ---------         ---------
Total Stockholders' (Deficit) Equity              (24,405)           46,131
Total Liabilities and Stockholders'
  (Deficit)Equity                                $ 75,674         $  46,168
                                                 ========         =========


                                   SCHEDULE I

                      AMERICAN MOBILE SATELLITE CORPORATION

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              (Parent Company Only)
                       Condensed Statements of Operations


                                                         For the Years Ended December 31,
(in thousands)                                       1998            1997               1996
                                                     ----            ----               ----
Management fees from wholly-owned subsidiary       $1,200          $1,200             $1,200
Operating Expenses
    Sales and marketing                               120              36                 --
    General and administrative                      1,067           1,129              2,452
                                                   ------          ------              -----
    Total operating expenses                        1,187           1,165              2,452
    ------------------------                        -----           -----              -----
Income (loss) from operations                          13              35             (1,252)
Interest income                                     8,472          31,625             31,591
Interest expenses                                  (8,298)             --                 --
Equity loss in XM Radio                              (342)         (1,301)                --
                                                    -----         -------            -------
Loss before net loss of Acquisition Company          (155)         30,359             30,339
     Net loss of Acquisition Company - Note A    (137,793)       (149,566)          (164,977)
                                                 ---------       ---------          ---------
Net Loss                                        $(137,948)      $(119,207)         $(134,638)
                                                ==========      ==========         ==========


                                   SCHEDULE I

                      AMERICAN MOBILE SATELLITE CORPORATION
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              (Parent Company Only)
                       Condensed Statements of Cash Flows


                                                          For the Years Ended December 31,
(in thousands)                                        1998             1997               1996
                                                      ----             ----               ----
Cash Provided from Operating Activities           $  5,054         $ 29,579          $  28,234
Investing Activities
   Purchase of restricted securities               (28,152)              --                 --
   Advances to and investment in subsidiaries      (85,805)         (29,863)           (29,482)
                                                   --------            -----            -------
Cash (used in) investing activities               (113,957)         (29,863)           (29,482)
Financing Activities
   Proceeds from the issuance of Warrants            8,490               --                 --
   Proceeds from Term Facility                     100,000               --                 --
   Proceeds from sale of Common Stock                  413              284              1,248
                                                   --------        ---------           --------
Cash Provided by Financing Activities              108,903              284              1,248
                                                   --------        ---------           --------
(Decrease) increase for the period                      --               --                 --
Beginning of period                                     --               --                 --
                                                   --------        ---------           --------
End of period                                     $     --         $     --          $      --
                                                  =========        =========         ==========



                                                                      SCHEDULE I

                      AMERICAN MOBILE SATELLITE CORPORATION

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              (Parent Company Only)

                     Notes to Condensed Financial Statements

Note A -- Background and Basis of Presentation

American Mobile Satellite Corporation (with its subsidiaries, "American Mobile" or the "Company") was incorporated on May 3, 1988. The FCC has authorized American Mobile to construct, launch, and operate a mobile satellite services system (the "Satellite Network ") to provide a full range of mobile voice and data services via satellite to land, air and sea-based customers in a service area consisting of the continental United States, Alaska, Hawaii, Puerto Rico, the U.S. Virgin Islands, U.S. coastal waters, international waters and airspace and any foreign territory where the local government has authorized the provision of service. On April 7, 1995, the Company successfully launched its first satellite ("MSAT-2"), from Cape Canaveral, Florida.

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

On October 16, 1997, XM Satellite Radio Inc., formerly American Mobile Radio Corporation, an indirect subsidiary of American Mobile through its subsidiary XM Satellite Radio Holdings Inc., formerly AMRC Holdings, Inc., (together with XM Satellite Radio Inc., "XM Radio"), was awarded a license by the FCC to provide satellite-based Digital Audio Radio Service ("DARS") throughout the United States, following its successful $89.9 million bid at auction on April 2, 1997. XM Radio has and will continue to receive funding for this business from independent sources in exchange for debt and equity interests in XM Radio. Accordingly, it is not expected that the development of this business will have a material impact on the Company's financial position, results of operations, or cash flows.

In the parent Company-only financial statements, the Company's investment in subsidiaries is stated at cost less losses of subsidiaries. The net loss of subsidiaries is included in these financial statements using the equity method. Certain amounts have been reclassified from prior years to reflect the push down of interest expense related to the Revolving Credit Facility (see below) held by its subsidiaries. The Company has entered into various transactions with its subsidiaries which have not been eliminated in the December 31, 1998 audited consolidated financial statements and are summarized as follows:

                                                         1998        1997          1996
                                                         ----        ----          ----
Investment in and amounts due from subsidiaries       $50,953     $46,167      $158,713
Management fees                                         1,200       1,200         1,200
Interest income                                         7,188      31,625        31,591
Interest expense allocated to subsidiaries              3,804       6,005         1,900

Note B -- Investment in Subsidiaries

As stated in Note A, the Company records its investment in subsidiaries on the equity method. In connection with the Acquisition, the Company formed a new wholly-owned subsidiary ("Acquisition Company") to hold the stock of all current wholly-owned operating subsidiaries. The Acquisition Company has six wholly-owned subsidiaries. Additionally, the Company has an equity investment in XM Radio. The recoverability of such investment is subject to the risks associated with expanding a developing business, including successfully integrating ARDIS. Specifically, future operating results will be subject to significant business, economic, regulatory, technical, and competitive uncertainties and contingencies. Depending on their extent and timing, these factors, individually or in the aggregate, could have an adverse effect on the Subsidiaries' financial condition and future results of operations.

Adequate liquidity and capital are critical to the ability of the Company to continue as a going concern and to fund subscriber acquisition programs necessary to achieve positive cash flow and profitable operations. The Company expects to continue to make significant capital outlays for the foreseeable future to fund interest expense, capital expenditures and working capital prior to the time that it begins to generate positive cash flow from operations and for the foreseeable future thereafter.

In connection with the Acquisition, and to meet its ongoing cash requirements, the Acquisition Company issued $335 million of Units (the "Units") consisting of 12 1/4 % Senior Notes due 2008 (the "Notes"), and one warrant to purchase
3.75749 shares of Common Stock of the Company for each $1,000 principal amount of Notes. The Company also restructured its existing Bank Financing (the "New Bank Financing"). The New Bank Financing of $200 million consists of a $100 million unsecured five-year reducing Revolving Credit Facility maturing March 31, 2003 and a $100 million five-year Term Loan Facility with up to three additional one-year extensions subject to lender approval. Additionally, Motorola has agreed to provide the Company with up to $10 million of vendor financing (the "Vendor Financing Commitment"), which is available to finance up to 75% of the purchase price of additional base stations needed to meet ARDIS' buildout requirements under certain customer contracts.

The Company's current operating assumptions and projections, which reflect management's best estimate of subscriber and revenue growth and operating expenses, indicate that anticipated capital expenditures, operating losses, working capital and debt service requirements through 1999, and beyond, can be met by cash flows from operations, the net proceeds from the sale of the $335 million in Notes and Warrants, together with the borrowings under the $200 million New Bank Financing, the Vendor Financing Commitment and deferred terms on certain trade payables; however, the Company's ability to meet its projections is subject to numerous uncertainties and there can be no assurance that the Company's current projections regarding the timing of its ability to achieve positive operating cash flow will be accurate, and if the Company's cash requirements are more than projected, the Company may require additional financing in amounts which may be material. The type, timing and terms of financing selected by the Company will be dependent upon the Company's cash needs, the availability of other financing sources and the prevailing conditions in the financial markets. There can be no assurance that any such sources will be available to the Company at any given time or available on favorable terms.

On December 4, 1997, the Company entered into an agreement with African Continental Telecommunications Ltd. ("ACTEL") to lease the Company's satellite, "MSAT-2" (the "Satellite Lease Agreement") for deployment over sub-Saharan Africa. Simultaneously, the Company agreed with TMI Communications and Company Limited Partnership ("TMI") to acquire a one-half ownership interest in TMI's satellite, "MSAT-1" (the "Satellite Purchase Agreement"). On March 24, 1999, as ACTEL had not obtained the requisite financing, the Company and TMI terminated the agreements. Following the termination of the ACTEL-related agreements, the Company and TMI will each maintain operations on their two satellites, and continue to provide each other emergency back-up and restoral services in accordance with long-standing arrangements. See Item I. "Business -- Satellite Lease and Purchase Agreement", "-Satellite Back-up and Technology," and Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Note C -- Guarantee

The Company has guaranteed various obligations of Acquisition Company. These guaranteed obligations include amounts borrowed under the New Bank Financing, ground segment financing agreements and obligations of Acquisition Company and its subsidiaries under certain vendor financing agreements, an office lease agreement and various capital equipment leases.


Note D -- Legal Matters

In 1992, a former director of American Mobile filed an Amended Complaint against the Company alleging violations of the Communications Act of 1934, as amended, and of the Sherman Act and breach of contract. The suit was dismissed on November 10, 1998, prior to the commencement of trial pursuant to an agreement to settle the suit by payment by the Company of $250,000.

Note E - Subsequent Events

On January 15, 1999, the Company entered into an agreement with Baron Asset Fund ("Baron") for the placement of a $21.5 million note payable convertible into shares of XM Radio common stock (the "Baron XM Radio Convertible Note"). The Company subsequently loaned approximately $21.4 million to XM Radio in exchange for XM Radio common stock and for a note convertible into XM Radio shares (the "XM Radio Note Receivable"). The Baron XM Radio Convertible Note ranks subordinate to any other securities of the Company and is fully collateralized by approximately one-half of the shares received by the Company as a result of this transaction. The XM Radio Note Receivable is a non-recourse note collateralized by the addition XM Radio shares that would be received by the Company upon conversion of the note. The XM Radio Note Receivable earns interest at LIBOR plus 5% and is due on the September 30, 2006 maturity date, and the Baron XM Radio Convertible Note accrues interest at the rate of 6% annually, with all payments deferred until maturity or extinguished upon conversion.
Assuming conversion of all convertible notes and exercise of the outstanding WorldSpace options, the Company's ownership in XM Radio would be 22.6% (compared with the 18.3% post-exercise position previously reported).

On March 29, 1999, the Bank Facility Guarantors agreed to eliminate certain covenants contained in the Guarantee Issuance Agreement relating to earnings before interest, depreciation, amortization and taxes ("EBITDA") and service revenue. In exchange for this waiver, the Company agreed to re-price their Guarantee Warrants, effective April 1, 1999, from $12.51 to $7.50.