Form 10-Q
period 1999-03-31
AMERICAN MOBILE SATELLITE CORP
filed 1999-05-13
CIK 913665

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999
                         Commission file number 0-23044

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares of Common Stock outstanding at March 31, 1999: 32,303,098

                          PART I-FINANCIAL INFORMATION

                          Item 1. Financial Statements

             AMERICAN MOBILE SATELLITE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)




                                                                                   Three Months Ended March 31,
REVENUES                                                                             1999                 1998
                                                                                     ----               ------
       Services                                                                   $16,164               $6,418
       Sales of equipment                                                           4,066                3,604
                                                                                  -------              -------
       Total Revenues                                                              20,230               10,022
COSTS AND EXPENSES
       Cost of service and operations                                              17,870                7,728
       Cost of equipment sold                                                       4,528                3,881
       Sales and advertising                                                        4,749                3,022
       General and administrative                                                   4,769                3,631
       Depreciation and amortization                                               13,772               10,163
                                                                                  -------              -------
       Operating Loss                                                             (25,458)             (18,403)

       INTEREST EXPENSE                                                           (15,930)              (6,638)
       INTEREST AND OTHER INCOME                                                    1,739                  141
       EQUITY IN LOSS OF XM RADIO                                                     --                  (342)
                                                                                  --------              -------
       NET LOSS                                                                  ($39,649)            ($25,242)
                                                                                 =========            =========
       BASIC AND DILUTED LOSS PER SHARE OF COMMON
       STOCK                                                                       ($1.23)              ($1.00)
       WEIGHTED-AVERAGE COMMON SHARES
       OUTSTANDING DURING THE PERIOD (000'S)                                       32,225               25,241

See notes to consolidated condensed financial statements.

                          PART I-FINANCIAL INFORMATION
                    Item 1. Financial Statements (continued)
             AMERICAN MOBILE SATELLITE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)


(In thousands)                                                         March 31,         December 31,
ASSETS                                                                      1999                 1998
CURRENT ASSETS
      Cash and cash equivalents                                           $8,131               $2,285
      Inventory                                                           17,440               18,593
      Prepaid in-orbit insurance                                           1,932                3,381
      Accounts receivable - net                                           16,752               15,325
      Restricted short-term investments                                   41,038               41,038
      Note receivable from XM Radio                                       21,687                   --
      Other current assets                                                15,055               13,231
                                                                          ------               ------
           Total current assets                                          122,035               93,853
PROPERTY & EQUIPMENT - net                                               239,017              246,553
GOODWILL & INTANGIBLES  - net                                             52,772               53,235
RESTRICTED INVESTMENTS                                                    68,623               67,199
DEFERRED CHARGES & OTHER ASSETS - net                                     26,151               28,954
                                                                          ------               ------
          Total assets                                                  $508,598             $489,794
                                                                        ========             ========


      See notes to consolidated financial statements.


(In thousands)                                                         March 31,         December 31,
LIABILITIES & STOCKHOLDERS' DEFICIT                                         1999                 1998

CURRENT LIABILITIES
      Accounts payable & accrued expenses                                $41,839              $33,797
      Obligations under capital leases due within one year                 4,816                5,971
      Vendor financing due to related party within one year                1,569                  543
      year
      Deferred trade payables due within one year                          2,584                4,498
      Other current liabilities                                              --                   162
                                                                        ---------            ---------
           Total current liabilities                                      50,808               44,971
LONG-TERM LIABILITIES
      Obligations under New Bank Financing                               159,000              132,000
      Obligations under Notes, net of discount                           327,359              327,147
      Capital lease obligations                                            5,657                5,824
      Net assets acquired in excess of purchase price                      1,855                2,028
      Vendor financing due to related party                                3,031                1,069
      Note payable to related party                                       21,769                   --
      Deferred trade payables                                                442                  620
      Other long-term liabilities                                            535                  540
                                                                        ---------            ---------
           Total long-term liabilities                                   519,648              469,228
                                                                        ---------            ---------
           Total liabilities                                             570,456              514,199
STOCKHOLDERS' DEFICIT
      Preferred Stock                                                         --                   --
      Common Stock                                                           324                  322
      Additional paid-in capital                                         509,074              508,084
      Deferred compensation                                               (2,305)              (1,528)
      Common Stock purchase warrants                                      60,588               59,108
      Unamortized guarantee warrants                                     (33,177)             (33,678)
      Cumulative loss                                                   (596,362)            (556,713)
                                                                        ---------            ---------
           Total stockholders' deficit                                   (61,858)             (24,405)
                                                                        ---------            ---------
           Total liabilities and stockholders' deficit                  $508,598             $489,794
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

                          PART I-FINANCIAL INFORMATION
                    Item 1. Financial Statements (continued)

             AMERICAN MOBILE SATELLITE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                            Three Months Ended
                                                                                  March 31
                                                                              1999        1998
                                                                              ----        ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                  ($39,649)   ($25,242)
Adjustments to reconcile net loss
to net cash used in operating activities:
  Amortization of guarantee warrants, debt discount
     and issuance costs                                                      4,552       2,524
  Depreciation and amortization                                             13,772      10,163
  Equity in loss in XM Radio                                                    --         342
  Changes in assets and liabilities:
     Inventory                                                               1,153       1,986
     Prepaid in-orbit insurance                                              1,449       1,675
     Trade accounts receivable                                              (1,427)      3,744
     Other current assets                                                   (1,369)       (661)
     Accounts payable and accrued expenses                                   8,568     (12,197)
     Deferred trade payables                                                (2,092)      6,436
     Deferred items - net                                                     (931)        293
                                                                         ----------   ---------
Net cash used in operating activities                                      (15,974)    (10,937)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment                                         (2,541)     (1,126)
Purchase of XM Radio note receivable                                       (21,419)         --
Acquisition of ARDIS                                                            --     (51,382)
Purchase of long-term, restricted investments                               (1,424)   (140,892)
                                                                         ----------   ---------
Net cash used in investing activities                                      (25,384)   (193,400)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Common Stock                                         162         103
Principal payments under capital leases                                     (1,322)       (135)
Principal payments under Vendor Financing                                      (90)         --
Proceeds from New Bank Financing                                            27,000       2,000
Proceeds from note payable to related party                                 21,500          --
Repayment of Bank Financing                                                     --    (100,000)
Proceeds from bridge financing                                                  --      10,000
Repayment of bridge financing                                                   --     (10,000)
Proceeds from Notes and Stock Purchase Warrants                                 --     335,000
Debt issuance costs                                                            (46)    (13,458)
                                                                         ----------   ---------
Net cash provided by financing activities                                   47,204     223,510


Net increase in cash and cash equivalents                                    5,846      19,173


CASH AND CASH EQUIVALENTS, beginning of period                               2,285       2,106
                                                                         ----------   ---------


CASH AND CASH EQUIVALENTS, end of period                                    $8,131     $21,279
                                                                         ==========   =========



See notes to consolidated financial statements.

                          PART I-FINANCIAL INFORMATION

             AMERICAN MOBILE SATELLITE CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 March 31, 1999
                                   (Unaudited)


1. Organization and Business

American Mobile Satellite Corporation (with its subsidiaries, "American Mobile" or the "Company") is a nationwide provider of wireless communications services, including data, dispatch, and voice services, primarily to business customers in the United States.

Additionally, the Company has an investment in XM Satellite Radio Inc., which, through its subsidiary XM Satellite Radio Holdings Inc. (together with XM Satellite Radio Inc., "XM Radio"), is one of two entities awarded a license by the FCC to provide satellite-based Digital Audio Radio Service ("DARS") throughout the United States. XM Radio is currently engaged in efforts to construct its satellite system. The Company's investment in XM Radio is currently not material to the Company's financial position, results of operations or cash flows. The Company is not required to provide any additional funding.

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

2.  Significant Accounting Policies

Basis of Presentation

The unaudited consolidated condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the Company believes that the disclosures made are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1998 Annual Report on Form 10-K

The consolidated balance sheet as of March 31, 1999, and the consolidated statements of operations and cash flows for the three months ended March 31, 1999 and 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1999, and for all periods presented have been made. The balance sheet at December 31, 1998 has been taken from the audited financial statements.

Net Loss Per Share

Basic and diluted loss per common share is based on the weighted-average number of shares of Common Stock outstanding during the period. Stock options and common stock purchase warrants are not reflected since their effect would be antidilutive. As of March 31, 1999, there were approximately 84,000 options and warrants that would have been included in this calculation had the effect not been antidilutive.

Comprehensive Income

SFAS No. 130, "Reporting of Comprehensive Income" requires "comprehensive income" and the components of "other comprehensive income" to be reported in the financial statements and/or notes thereto. Since the Company does not have any components of "other comprehensive income," reported net income is the same as "comprehensive income" for the three months ended March 31, 1999 and 1998.

Segment Disclosures

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


                                              Revenue for the
                                            Three Months Ended
                                                 March 31,
(in millions)                                1999         1998
                                             ----         ----
Voice Service                                $3.0         $3.2
Data Service                                 12.0          2.3
Capacity Resellers and Other                  1.2          0.9

Recently Adopted Accounting Pronouncements

In June 1998, FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires the recognition of all derivatives as either assets or liabilities measured at fair value. This statement is effective for year ending December 31, 2000. The Company does not believe that the adoption of this statement will have a material impact on its financial position, results of operations and cash flows.

In March 1999, FASB issued an Exposure Draft on an Interpretation of Accounting Principles Board Opinion No. 25 Accounting for Certain Transactions involving Stock Compensation. This proposed Interpretation would make it more likely that expense would be required to be recognized in the case of, among other things, stock (including stock options) issued to non-employee members of an entity's board of directors. The Company has assessed the impact of this proposed Interpretation and does not believe that adoption of this Interpretation would have a material impact on its financial position, results of operations and cash flows.

Other

The Company paid approximately $2.1 million and $1.5 million in the three-month periods ended March 31, 1999 and 1998, respectively, to related parties for capital assets, service-related obligations, and payments under pre-existing financing agreements. There were no payments from related parties in the three-month period ended March 31, 1999, as compared to $1.1 million for communication services and equipment purchases in the three-month period ended March 31, 1998. Total indebtedness to related parties as of March 31, 1999 approximated $27.5 million, with amounts due from related parties as of March 31, 1999 totaling $21.7 million.

3.  Liquidity and Financing

Liquidity and Financing Requirements

Adequate liquidity and capital are critical for the Company to continue as a going concern and to fund subscriber acquisition programs necessary to achieve positive cash flow and profitable operations. The Company expects to continue to make significant capital outlays for the foreseeable future to fund interest expense, capital expenditures and working capital prior to the time that it begins to generate positive cash flow from operations and for the foreseeable future thereafter.

On March 31, 1998, AMSC Acquisition Company, Inc. ("Acquisition Company"), a wholly-owned subsidiary of American Mobile Satellite Corporation, issued $335 million of units consisting of 12 1/4% Senior Notes due 2008 (the "Senior
Notes"), and one warrant to purchase 3.75749 shares of Common Stock of the Company for each $1,000 principal amount of Senior Notes (the "Warrants"), and also restructured its existing bank financing (the "New Bank Financing"). The New Bank Financing of $200 million consists of a $100 million unsecured five-year reducing Revolving Credit Facility maturing March 31, 2003 and a $100 million five-year Term Loan Facility with up to three additional one-year extensions subject to lender approval. Additionally, on March 29, 1999, the Bank Facility Guarantors (as defined in Item 2 under the caption "Liquidity and Capital Resources") agreed to eliminate certain covenants relating to the Company's future earnings before interest, depreciation, amortization and taxes ("EBITDA") and service revenue. In exchange for this elimination of covenants, the Company agreed to reprice their Guarantee Warrants (as defined in Item 2 under the caption "Liquidity and Capital Resources"), effective April 1, 1999, from $12.51 to $7.50. The value of the repricing was approximately $1.5 million. As of April 30, 1999, the Company had $41.0 million available for borrowing under the Revolving Credit Facility. Additionally, Motorola has agreed to provide the Company with up to $10 million of vendor financing (the "Vendor Financing Commitment"), which is available to finance up to 75% of the purchase price of additional base stations needed to meet ARDIS' buildout requirements under certain customer contracts. As of March 31, 1999, $4.6 million was outstanding under this facility.

The Company's current operating assumptions and projections, which reflect management's best estimate of subscriber and revenue growth and operating expenses, indicate that anticipated capital expenditures, operating losses, working capital and debt service requirements through 1999, and beyond, can be met by cash flows from operations, the net proceeds from the sale of the $335 million Senior Notes and Warrants, together with the borrowings under the $200 million New Bank Financing, the Vendor Financing Commitment and deferred terms on certain trade payables; however, the Company's ability to meet its projections is subject to numerous uncertainties and there can be no assurance that the Company's current projections regarding the timing of its ability to achieve positive operating cash flow will be accurate, and if the Company's cash requirements are more than projected, the Company may require additional financing in amounts which may be material. The type, timing and terms of financing selected by the Company will be dependent upon the Company's cash needs, the availability of other financing sources and the prevailing conditions in the financial markets. There can be no assurance that any such sources will be available to the Company at any given time or available on favorable terms.

XM Radio

As previously mentioned (see "Organization and Business"), the Company has an investment in XM Satellite Radio Inc., which, through its subsidiary XM Satellite Radio Holdings Inc. (together with XM Satellite Radio Inc., "XM
Radio"), is one of two entities awarded a license by the FCC to provide satellite-based Digital Audio Radio Service ("DARS") throughout the United States. XM Radio is currently engaged in efforts to construct its satellite system. The Company's investment in XM Radio is currently not material to the Company's financial position, results of operations or cash flows. The Company is not required to provide any additional funding.

On January 15, 1999, the Company issued to Baron Asset Fund ("Baron") a $21.5 million note convertible into shares of XM Radio common stock (the "Baron XM Radio Convertible Note"). The Company subsequently loaned approximately $21.4 million to XM Radio in exchange for XM Radio common stock and a note convertible into XM Radio shares (the "XM Radio Note Receivable"). The Baron XM Radio Convertible Note ranks subordinate to all other securities of the Company and is fully collateralized by approximately one-half of the shares received by the Company as a result of this transaction. The XM Radio Note Receivable is a non-recourse note and is exchangeable into approximately half of the additional XM Radio common stock to be received by the Company as a result of the January 15 transaction. Assuming conversion of all convertible notes and exercise of outstanding options to purchase XM Radio common stock held by World Space, the Company's ownership in XM Radio would be 22.6%. The XM Radio Note Receivable earns interest at LIBOR plus 5% and is due on the September 30, 2006 maturity date, and the Baron XM Radio Convertible Note accrues interest at the rate of 6% annually, with all payments deferred until maturity or extinguished upon conversion. The Company has the option to satisfy the Baron XM Radio Convertible Note by tendering the shares into which it would have been convertible in lieu of any cash payments.

Summarized financial information for XM Radio as of March 31, 1999, and for the three months ended March 31, 1999 and 1998, and for the period from December 15, 1992 (date of inception) through March 31, 1999 is set forth below.


                                                                                           December 15, 1992
                                                                       Three Months             through
dollars in thousands                                                  Ended March 31,          March 31,
                                                                  1999             1998           1999
                                                                  ----             ----          -----
Gross sales                                                     $   --           $   --         $    --
Operating expenses                                               4,421            1,367          21,724
Loss from operations                                             4,421            1,367          21,724
Interest expense                                                   (55)              39             468
Net loss                                                         4,366            1,406          22,192

                                                                            As of                As of
                                                                          March 31,           December 31,
                                                                             1999                 1998
                                                                          ---------           ------------
Current assets                                                            $  4,401             $    482
Noncurrent assets                                                          218,804              170,003
Current liabilities                                                        155,842              130,823
Noncurrent liabilities                                                      78,913               46,845
Total stockholders' deficit                                                (11,550)              (7,183)


4. Legal and Regulatory Matters

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

The Company has the necessary regulatory approvals, some of which are pursuant to special temporary authority, to continue its operations as currently contemplated. The Company has filed applications with the FCC and expects to file applications in the future with respect to the continued operations, change in operation and expansion of its network and certain types of subscriber equipment. Certain of its applications pertaining to future service have been opposed. While the Company, for various reasons, believes that it will receive the necessary approvals on a timely basis, there can be no assurance that the requests will be granted, will be granted on a timely basis or will be granted on conditions favorable to the Company. Any significant changes to the applications resulting from the FCC's review process or any significant delay in their approval could adversely affect the Company's financial position, results of operations and cash flows.

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

5.  Commitments

At March 31, 1999, the Company had remaining contractual commitments to purchase both mobile data terminal inventory and mobile telephone inventory in the maximum amount of $12.0 million during 1999. Additionally, the Company had remaining contractual commitments in the amount of $635,000 for the development of certain next generation data terminals. Contingent upon the successful research and development efforts, the Company would have maximum additional contractual commitments for mobile communications data terminal inventory in the amount of $27.0 million over a three-year period starting in 1999. The Company has the right to terminate the research and development and inventory commitment by paying cancellation fees of between $1 million and $2.5 million, depending on when the termination option is exercised during the term of the contract. The Company also has the right to terminate the inventory commitment by incurring a cancellation penalty representing a percentage of the unfulfilled portion of the contract. The Company has also contracted for the purchase of $26.2 million of next generation wireless data terminals to be delivered beginning mid-1999. The contract contains a 50% cancellation penalty. Additionally, the Company has remaining contractual commitments for the purchase of $392,000 of base stations required to complete certain necessary site build-outs, and $1.2 million for certain software development.

6.  AMSC Acquisition Company Financial Statements

In connection with the Company's acquisition of ARDIS Company in March 1998 (the "Acquisition") and related financing discussed above, the Company formed a new wholly-owned subsidiary, AMSC Acquisition Company, Inc. ("Acquisition Company"). The Company contributed all of its inter-company notes receivables and transferred its rights, title and interests in AMSC Subsidiary Corporation, American Mobile Satellite Sales Corporation, and AMSC Sales Corp. Ltd. (together with ARDIS, the "Subsidiary Guarantors") to Acquisition Company, and Acquisition Company was the acquirer of ARDIS and the issuer of the $335 million of Notes. American Mobile Satellite Corporation ("American Mobile Parent") is a guarantor of the Notes. The Notes contain covenants that, among other things, limit the ability of Acquisition Company and its Subsidiaries to incur additional indebtedness, pay dividends or make other distributions, repurchase any capital stock or subordinated indebtedness, make certain investments, create certain liens, enter into certain transactions with affiliates, sell assets, enter into certain mergers and consolidations, and enter into sale and leaseback transactions.

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

Summarized financial information with respect to American Mobile Parent, Acquisition Company and with respect to the Subsidiary Guarantors on a combined basis as of March 31, 1999 and for the three months ended March 31, 1999 and 1998 is as follows (unaudited):

                                              American Mobile Parent                     Acquisition Company
                                           Three months Ended March 31,              Three Months Ended March 31,
Operating Statement Data                    1999                 1998                  1999                  1998
                                            ----                 ----                 -----                 ----
(in thousands)
Net Revenue                             $    300             $    300              $     --                 $ --
Equity in loss of subsidiaries           (37,197)             (32,613)              (29,818)                  --
Operating income (loss)                      110                  526                   190                   --
Net loss                                 (39,649)              25,242               (37,197)                  --

                                                               As of                                      As of
Balance Sheet Data                                         March 31, 1999                             March 31, 1999
                                                           --------------                             --------------
(in thousands)
Current assets                                               $ 27,651                                   $ 41,038
Non-current assets                                             34,182                                    394,009
Current liabilities                                               421                                     20,988
Non-current liabilities                                       123,270                                    386,359
Shareholders' (Deficit) Equity                                (61,858)                                    27,700




                                                                Combined Subsidiary Guarantors
                                                                 Three Months Ended March 31,
Operating Statement Data                                          1999                  1998
                                                                  ----                  ----
(in thousands)
Net Revenue                                                   $ 20,230              $ 10,022
Equity in loss of subsidiaries                                      --                    --
Operating loss                                                 (25,758)              (18,928)
Net loss                                                       (29,818)              (32,613)



                                                                                      As of
Balance Sheet Data                                                               March 31, 1999
                                                                                 --------------
(in thousands)
Current assets                                                                      $ 53,346
Non-current assets                                                                   312,901
Current liabilities                                                                   29,399
Non-current liabilities                                                              728,449
Shareholders' Deficit                                                               (391,601)

Major differences between the financial statements of Parent and Acquisition Company include (i) the Term Loan Facility which, as of the Acquisition, is an obligation of Parent and, as such, the related debt and interest costs are not included in the Acquisition Company financial statements for the periods ended and as of March 31, 1999, and (ii) certain immaterial inter-company management fees and expenses between the Parent and Acquisition Company are not eliminated at the Acquisition Company level.

The consolidated condensed unaudited financial statements of Acquisition Company are set forth below.

                         AMSC Acquisition Company, Inc.
                   Combined Condensed Statements of Operations
                             (dollars in thousands)
                                   (Unaudited)


                                                                Three Months Ended
                                                                    March 31,
                                                                1999          1998
                                                                ----          ----
REVENUES

       Services                                              $16,164        $6,418
       Sales of equipment                                      4,066         3,604
                                                               -----         -----

       Total Revenues                                         20,230        10,022


COSTS AND EXPENSES:

       Cost of service and operations                         17,870         7,728
       Cost of equipment sold                                  4,528         3,881
       Sales and advertising                                   4,749         2,993
       General and administrative                              4,879         3,659
       Depreciation and amortization                          13,772        10,689
                                                              ------        ------

       Operating Loss                                        (25,568)      (18,928)


INTEREST AND OTHER  INCOME                                     1,181           141
INTEREST EXPENSE                                             (12,810)      (13,826)
                                                             --------      --------


NET LOSS                                                    $(37,197)     $(32,613)
                                                            =========     =========



                         AMSC Acquisition Company, Inc.
                        Combined Condensed Balance Sheets
                             (dollars in thousands)
                                   (Unaudited)

                                                                                 March 31,        December 31,
ASSETS                                                                             1999               1998
                                                                                   ----               ----
CURRENT ASSETS:
      Cash and cash equivalents                                                     $8,131             $2,285
      Inventory                                                                     17,440             18,593
      Accounts receivable                                                           16,752             15,325
      Restricted short-term investments                                             41,038             41,038
      Prepaid in-orbit insurance                                                     1,932              3,381
      Other current assets                                                           9,091              7,212
                                                                                     -----              -----
             Total current assets                                                   94,384             87,834

PROPERTY AND EQUIPMENT - NET                                                       239,017            246,553
GOODWILL - NET                                                                      52,772             56,439
RESTRICTED INVESTMENTS                                                              57,678             53,235
DEFERRED CHARGES AND OTHER ASSETS - NET                                             32,672             33,846
                                                                                    ------             ------

             Total assets                                                         $476,523           $477,907
                                                                                  ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:

      Accounts payable and accrued expenses                                        $41,418            $33,718
      Obligations under capital leases due within one year                           4,816              5,971
      Current portion of long-term debt                                              4,153              5,041
      Other current liabilities                                                         --                162
                                                                                   -------                ---
             Total current liabilities                                              50,387             44,892


DUE TO PARENT                                                                          557                 --



LONG-TERM LIABILITIES:

      Obligations under New Bank Financing                                          59,000             32,000
      Senior Notes, net of discount                                                327,359            327,147
      Capital lease obligations                                                      5,657              5,824
      Other long-term debt                                                           3,473              1,689
      Net assets acquired in excess of purchase price                                1,855              2,028
      Other long-term liabilities                                                      535                540
                                                                                       ---                ---

             Total long-term liabilities                                           397,879            369,228

             Total liabilities                                                     448,823            414,120
                                                                                   -------            -------


STOCKHOLDERS' EQUITY                                                                27,700             63,787
                                                                                    ------             ------


             Total liabilities and stockholders' equity                           $476,523           $477,907
                                                                                  ========           ========


                         AMSC Acquisition Company, Inc.
                   Combined Condensed Statements of Cash Flows
                             (dollars in thousands)
                                   (Unaudited)


                                                                     Three Months Ended
                                                                         March 31,
                                                                     1999           1998
                                                                     ----           ----
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss                                                          $(37,197)      $(32,613)
Adjustments to reconcile net loss to net cash used in
operating activities:
             Amortization of debt discount                           1,786          2,524
             Depreciation and amortization                          13,772         10,689
             Changes in assets and liabilities:
                 Inventory                                           1,153          1,986
                 Prepaid in-orbit insurance                          1,449          1,675
                 Trade accounts receivable                          (1,427)         3,744
                 Other current assets                               (1,424)          (661)
                 Accounts payable and accrued expenses               8,147        (12,182)
                 Deferred trade payables                            (2,092)         6,436
                 Deferred items - net                                 (542)           293
                                                                   --------       --------

Net cash used in operating activities                              (16,375)       (18,109)



Additions to property and equipment                                 (2,541)        (1,126)
Acquisition of ARDIS                                                    --        (51,382)
Purchase of long-term restricted cash securities                    (1,239)      (113,000)
                                                                   --------      ---------

Net cash used in investing activities                               (3,780)      (165,508)

CASH FLOWS FROM FINANCING ACTIVITIES:

Funding from Parent                                                    413        (12,127)
Principal payments under capital leases                             (1,322)          (135)
Proceeds from Bank Financing                                        27,000          2,000
Repayment of Bank Financing                                             --       (100,000)
Proceeds from bridge financing                                          --         10,000
Repayment of bridge financing                                           --        (10,000)
Proceeds from Senior Notes                                              --        326,510
Principal payments under vendor Financing                              (90)            --
Debt issuance costs                                                     --        (13,458)
                                                                    -------       --------

Net cash provided by  financing activities                          26,001        202,790

Net increase in cash and cash equivalents                            5,846         19,173

CASH AND CASH EQUIVALENTS, beginning of period                       2,285          2,106
                                                                    -------       --------
CASH AND CASH EQUIVALENTS, end of period                            $8,131        $21,279
                                                                    =======       ========


                          PART I-FINANCIAL INFORMATION

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are identified by the use of forward-looking words or phrases including, but not limited to, "believes," "intended," "will be positioned," "expects," "expected," "estimates," "anticipates" and "anticipated." These forward-looking statements are based on the Company's current expectations. All statements other than statements of historical facts included in this Quarterly Report, including those regarding the Company's financial position, business strategy, projected costs and financing needs, and plans and objectives of management for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. Because forward-looking statements involve risks and uncertainties, the Company's actual results could differ materially. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Quarterly Report, including, without limitation, in conjunction with the forward-looking statements included in this Quarterly Report. These forward-looking statements represent the Company's judgment as of the date hereof and readers are cautioned not to place undue reliance on these forward- looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Form 10-K Annual Report filed on March 30, 1999, the Registration Statement on Form S-3, No. 333-71423, filed on March 30, 1999, and Form 10-Q Quarterly Reports to be filed by the Company subsequent to this Form 10-Q Quarterly Report and any Current Reports on Form 8-K and registration statements filed by the Company.


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

The Company and its subsidiaries are parties to the following financings and refinancings: (1) $335 million of Senior Notes due 2008 (the "Senior Notes");
(2)  the  $200  million   Revolving  Credit  Facility  and  Term  Loan  Facility
(collectively, the "New Bank Financings"); and (3) $10 million commitment with respect to Motorola vendor financing. See "Liquidity and Capital Resources."

XM  Radio  is one of two  entities  awarded  a  license  by the  FCC to  provide satellite-based Digital Audio Radio Service ("DARS") throughout the United States. XM Radio is currently engaged in efforts to construct its satellite system and negotiate contracts with third party vendors and other partners. The operations and financing of XM Radio are maintained separate and apart from the operations and financing of American Mobile (see "Liquidity and Capital Resources"). Through its investment in XM Radio, WorldSpace has an option to increase its ownership in XM Radio subject to FCC approval. On October 30, 1998 the Company and WorldSpace jointly filed an application for consent to the transfer of control of XM Radio in anticipation of future exercise of the World Space options. On January 15,1999, the Company provided an additional $21.4 million of convertible financing for XM Radio through an issuance of a $21.5 million subordinated, non-recourse note of the Company to Baron Asset Fund. The Company's note issued to Baron Asset Fund is exchangeable into approximately half of the additional XM Radio common stock to be received by the Company as a result of the January 15 transaction. Assuming conversion of all convertible notes and exercise of the outstanding WorldSpace options, the Company's ownership in XM Radio would be 22.6%.

Given the acquisition of ARDIS, management believes the period to period comparison of the Company's financial results are not necessarily meaningful and should not be relied upon as an indication of future operating performance.

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

The Company's future operating results could be adversely affected by a number of uncertainties and factors, including:

         (a) the timely completion and deployment of future products and related services, including among other things, availability of an adequate supply of mobile telephones, data terminals and other equipment to be used with the Network ("Subscriber Equipment") being manufactured by third parties over which the Company has limited control,
         (b)      the market's acceptance of the Company's services,
         (c) the ability and the commitment of the Company's distribution channels to market and distribute the Company's services,
         (d) the Company's ability to modify its organization, strategy and product mix to maximize the market opportunities in light of changes therein,
         (e) competition from existing companies that provide services using existing communications technologies and the possibility of competition from companies using new technology in the future,
         (f) capacity constraints arising from the reconfiguration of MSAT-2, subsequent anomalies affecting MSAT-2, or power management recommendations affecting MSAT-2, each as previously reported,
         (g) additional technical anomalies that may occur within the Satellite Network, including those relating to MSAT-2, which could impact, among other things, the operation of the Satellite Network and the cost, scope or availability of in-orbit insurance,
         (h) subscriber equipment inventory commitments assumed by the Company including the ability of the Company to realize the value of its inventory in a timely manner,
         (i) the Company's ability to fund its anticipated capital expenditures, operating losses and debt service requirements and its ability to secure additional financing as may be necessary,
         (j) the Company's ability to respond and react to changes in its business and the industry as a result of being highly leveraged,
         (k) the timely roll-out of certain key customer initiatives and products,
         (l) the ability of the Company to successfully integrate ARDIS and to achieve certain business synergies, and
         (m)      the ability of the Company to manage growth effectively.

The Company's operating results and capital and liquidity needs have been materially affected by delays experienced in the acquisition of subscribers and the related equipment sales. The impact of this delay has substantially decreased the Company's anticipated revenues and increased the Company's capital and liquidity needs. No assurance can be given that additional delays relating to the acquisition of subscribers and equipment sales will not be encountered in the future and will not have an adverse impact on the Company.

As of March 31, 1999, there were approximately 113,000 units on the Network.

Three Months Ended March 31, 1999 and 1998

Service revenues, which includes both the Company's voice and data services, approximated $16.2 million for the three months ended March 31, 1999, which is a $9.8 million, or 153%, increase over the same period in 1998. The significant increase in service revenues year over year was primarily attributable to the inclusion, in the three months ended March 31, 1999, of revenues attributable to the ARDIS data service.


                                  Three Months Ended
Summary of  Revenue                    March 31,
(in millions)                     1999         1998       Change       % Change
                                  ----         ----       ------       --------
Voice Service                     $3.0         $3.2       ($0.2)            (6)%
Data Service                      12.0          2.3         9.7            422
Capacity Resellers and Other       1.2          0.9         0.3             33
Equipment Sales                    4.1          3.6         0.5             14

The decrease in service revenue from voice services was primarily a result of reduced per-minute rates as a result of the sale of the assets of our maritime division, in October 1998, to a reseller, partially offset by a 21% increase in voice customers in the first quarter of 1999 as compared to 1998. The increase in service revenue from the Company's data services was due principally to the inclusion in the three months ended March 31, 1999 of approximately $9.4 million from the ARDIS data service. Service revenue from capacity resellers, who handle both voice and data services, increased primarily as a result of increased contract commitments from current customers.

Revenue from the sale of subscriber equipment increased as a result of increased sales of certain data products.


                                  Three Months Ended
Summary of  Expenses                   March 31,
(in millions)                     1999          1998       Change       % Change
                                  ----          ----       ------       --------
Cost of Service & Operations     $17.9          $7.7        $10.2           132%
Cost of Equipment Sales            4.5           3.9          0.6            15
Sales & Advertising                4.7           3.0          1.7            57
General & Administrative           4.8           3.6          1.2            33
Depreciation & Amortization       13.8          10.2          3.6            35

As of January 1999, as a result of the completion of the integration of the ARDIS acquisition and the achievement of certain related cost synergies, the Company ceased to report separate company information for ARDIS. Consequently, ARDIS costs are no longer distinguished from those of the remaining business, and the first quarter discussion reflects the costs of the consolidated entity.

Cost of service and operations for the first quarter of 1999 includes costs to support subscribers and to operate the network. As a percentage of total revenues, cost of service and operations was 88% and 77% for the first quarter of 1999 and 1998, respectively. The increase in cost of service and operations was primarily attributable to (i) additional headcount, primarily as a result of the ARDIS acquisition, (ii) increased communication charges associated with increased service usage and costs to support the ARDIS terrestrial network,
(iii) system and base station maintenance to support the ARDIS terrestrial network, (iv) site rental costs associated with the terrestrial network, and (v) incremental Year 2000 costs. As a percentage of revenue, cost of service and operations has increased as a result of the variable costs incurred within the ARDIS terrestrial network, such as site rent and telecommunications costs.

The increase from the first quarter of 1998 to the first quarter of 1999 in the cost of equipment sold was primarily attributable to the increase in the volume of sales of the various data products.

Sales and advertising expenses were 23% of total revenue during the first quarter of 1999 and 30% of total revenue in the same period in 1998. The 57% increase in sales and advertising expenses from the first quarter of 1998 to the first quarter of 1999 was primarily attributable to increased headcount costs resulting from the ARDIS acquisition.

General and administrative expenses represented 24% and 36% of total revenue in the first quarter of 1999 and 1998, respectively. The $1.1 million increase in general and administrative expenses quarter over quarter for 1999 compared to 1998 was primarily attributable to (i) headcount costs related to additional staffing as a result of the ARDIS acquisition, and (ii) occupancy costs resulting from the leasing of the two ARDIS office locations.

Depreciation and amortization expense represented approximately 68% of total revenue in the first quarter of 1999, as compared to 101% of total revenue in the first quarter of 1998. The $3.6 million increase in depreciation and amortization expense was primarily attributable to the addition of ARDIS assets and step-up in the basis of ARDIS licenses.

Interest and other income was $1.7 million for first quarter of 1999 as compared to $0.1 million for same period in 1998. The increase was primarily a result of interest earned on certain required escrows established with the proceeds from the Senior Notes. The Company incurred $15.9 million of interest expense in the first quarter of 1999 compared to $6.6 million in the same period of 1998, reflecting (i) interest expense on the Senior Notes at 12.25%, offset by lower debt balances on our bank loans (comprising the term loan facility and the revolving credit facility) and (ii) the amortization of debt discount, prepaid interest and debt offering costs in the amount of $4.6 million in the first quarter of 1999, compared to $2.5 million in the first quarter of 1998. It is anticipated that interest costs will continue to be significant as a result Senior Notes and of the borrowings under our term loan and revolving credit facilities. (See "Liquidity and Capital Resources").

Net capital expenditures for the first quarter of 1999 for property and equipment were $2.5 million compared to $1.1 million in 1998. The increase was largely attributable to the acquisition of assets necessary to continue the build-outs of the ARDIS network.

Liquidity and Capital Resources

Adequate liquidity and capital are critical to the ability of the Company to continue as a going concern and to fund subscriber acquisition programs necessary to achieve positive cash flow and profitable operations. The Company expects to continue to make significant capital outlays to fund interest expense, capital expenditures and working capital prior to the time that it begins to generate positive cash flow from operations. These outlays are expected to continue for the foreseeable future thereafter.

On March 31, 1998, AMSC Acquisition Company, Inc. ("Acquisition Company"), a wholly-owned subsidiary of American Mobile Satellite Corporation, issued $335 million of units consisting of 12 1/4% Senior Notes due 2008 (the "Senior Notes"), and one warrant to purchase 3.75749 shares of Common Stock of the Company for each $1,000 principal amount of Notes (the "Warrants"), and also restructured its existing bank financing (the "New Bank Financing"). The New Bank Financing of $200 million consists of a $100 million unsecured five-year reducing Revolving Credit Facility maturing March 31, 2003 and a $100 million five-year Term Loan Facility with up to three additional one-year extensions subject to lender approval. As of April 30, 1999, the Company had $41.0 million available for borrowing under the Revolving Credit Facility. Additionally, Motorola has agreed to provide the Company with up to $10 million of vendor financing (the "Vendor Financing Commitment"), which is available to finance up to 75% of the purchase price of additional base stations needed to meet ARDIS' buildout requirements under certain customer contracts. As of March 31, 1999, $4.6 million was outstanding under this facility.

In connection with the New Bank Financing, each of Hughes Electronics Corporation, Singapore Telecommunications Ltd. and Baron Capital Partners, L.P. (collectively, the "Bank Facility Guarantors") extended separate guarantees of the obligations of each of the Acquisition Company and the Company to the Banks, which on a several basis aggregated to $200 million. In their agreement with each of the Acquisition Company and the Company (the "Guarantee Issuance
Agreement"), the Bank Facility Guarantors agreed to make their guarantees available for the New Bank Financing. In exchange for the additional risks undertaken by the Bank Facility Guarantors in connection with the New Bank Financing, the Company agreed to compensate the Bank Facility Guarantors, principally in the form of 1 million additional warrants and repricing of 5.5 million warrants previously issued (together, the "Guarantee Warrants"). The Guarantee Warrants were issued with an exercise price of $12.51 and were valued at approximately $17.7 million. Additionally, on March 29, 1999, the Bank Facility Guarantors agreed to eliminate certain covenants contained in the Guarantee Issuance Agreement relating to earnings before interest, depreciation, amortization and taxes ("EBITDA") and service revenue. In exchange for this elimination of covenants, the Company agreed to reprice their Guarantee Warrants, effective April 1, 1999, from $12.51 to $7.50. The value of the repricing was approximately $1.5 million. As of April 30, 1999, the Company had outstanding borrowings of $100 million of the Term Loan Facility at 5.5%, and $59 million under the Revolving Credit Facility at rates ranging from 5.4375% to 5.6875%.

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

Deferred Trade Payables

The Company has arranged the financing of certain trade payables, and as of March 31, 1999, $3.0 million of deferred trade payables were outstanding at rates ranging from 6.10% to12.0% and are generally payable by the end of 1999.

The Company's current operating assumptions and projections, which reflect management's best estimate of subscriber and revenue growth and operating expenses, indicate that anticipated capital expenditures, operating losses, working capital and debt service requirements through 1999, can be met by cash flows from operations, the net proceeds from the sale of the Senior Notes and Warrants, together with the borrowings under the $200 million New Bank Financing, the Vendor Financing Commitment and deferred terms on certain trade payables; however, the Company's ability to meet its projections is subject to numerous uncertainties and there can be no assurance that the Company's current projections regarding the timing of its ability to achieve positive operating cash flow will be accurate, and if the Company's cash requirements are more than projected, the Company may require additional financing in amounts which may be material. The type, timing and terms of financing selected by the Company will be dependent upon the Company's cash needs, the availability of other financing sources and the prevailing conditions in the financial markets. There can be no assurance that any such sources will be available to the Company at any given time or available on favorable terms.


XM Radio

As previously mentioned (see "Organization and Business"), XM Radio was a winning bidder for, and on October 16, 1997, was awarded an FCC license to provide DARS throughout the United States. XM Radio has received, and is expected to continue to receive, substantially all of the funding for this business from independent sources in exchange for debt and equity interests in XM Radio. Accordingly, it is not expected that the development of this business will have a material impact on the Company's financial position, results of operations, or cash flows. The Company's equity interest in XM Radio may, however, even on a fully diluted basis, become a material asset of the Company.

On January 15, 1999, the Company issued to Baron Asset Fund ("Baron") a $21.5 million note convertible into shares of XM Radio common stock (the "Baron XM Radio Convertible Note"). The Company subsequently loaned approximately $21.4 million to XM Radio in exchange for XM Radio common stock and a note convertible into XM Radio shares (the "XM Radio Note Receivable"). The Baron XM Radio Convertible Note ranks subordinate to all other securities of the Company and is fully collateralized by approximately one-half of the shares received by the Company as a result of this transaction. The XM Radio Note Receivable is a non-recourse note collateralized by the additional XM Radio shares that would be received by the Company upon conversion of the note. The XM Radio Note Receivable earns interest at LIBOR plus 5% and is due on the September 30, 2006 maturity date, and the Baron XM Radio Convertible Note accrues interest at the rate of 6% annually, with all payments deferred until maturity or extinguished upon conversion. The Company has the option to satisfy the Baron XM Radio Convertible Note by tendering the shares into which it would have been convertible in lieu of any cash payments.

Commitments

At March 31, 1999, the Company had remaining contractual commitments to purchase both mobile data terminal inventory and mobile telephone inventory in the maximum amount of $12.0 million during 1999. Additionally, the Company had remaining contractual commitments in the amount of $635,000 for the development of certain next generation data terminals. Contingent upon the successful research and development efforts, the Company would have maximum additional contractual commitments for mobile communications data terminal inventory in the amount of $27.0 million over a three-year period starting in 1999. The Company has the right to terminate the research and development and inventory commitment by paying cancellation fees of between $1 million and $2.5 million, depending on when the termination option is exercised during the term of the contract. The Company also has the right to terminate the inventory commitment by incurring a cancellation penalty representing a percentage of the unfulfilled portion of the contract. The Company has also contracted for the purchase of $26.2 million of next generation wireless data terminals to be delivered beginning mid-1999. The contract contains a 50% cancellation penalty. Additionally, the Company has remaining contractual commitments for the purchase of $392,000 of base stations required to complete certain necessary site build-outs, and $1.2 million for certain software development.

All wholly owned subsidiaries of the Company are subject to financing agreements that limit the amount of cash dividends and loans that can be advanced to the Company. At March 31, 1999, all of these subsidiaries' net assets were restricted under these agreements. These restrictions will have an impact on the Company's ability to pay dividends.

Cash used in operating activities was $16.0 million for the first quarter of 1999 compared to $10.9 million for the comparable period in 1998. The increase in cash used in operating activities was primarily attributable to (i) approximately $3.0 million of increased operating losses, primarily as a result of additional net expenses incurred as a result of the ARDIS acquisition and Year 2000 compliance programs and (ii) increases in net working capital resulting primarily from increased data service revenues. Cash used in investing activities was $25.4 for the first quarter of 1999 compared to $193.4 million for the first quarter of 1998, representing (i) the acquisition of ARDIS in March 1998, and the funding of certain escrows required in connection with the Acquisition and issuance of Senior Notes, offset by the issuance in January 1999 of the XM Radio Note Receivable. Cash provided by financing activities was $47.2 million in the first quarter of 1999 as compared to $223.5 million in the first quarter of 1998 reflecting the issuance of the Notes in March 1998, offset by the repayment of other long-term debt in the first quarter of 1998, and the proceeds from the issuance of the Baron XM Radio Convertible Note and draws under the New Bank Financing in the first quarter of 1999. Proceeds from the sale of Common Stock were $162,000 and $103,000 for the first three months of 1999 and 1998, respectively. Payments on long-term debt and capital leases were $1.3 million and $100,000 for the first three months of 1999 and 1998, respectively. In addition, the Company incurred $40,000 of debt issuance costs in the first quarter of 1999, as compared to $13.5 million in the first quarter of 1998, which resulted from the placement of the Notes and amendments to the New Bank Financing. As of March 31, 1999, the Company had $8.1 million of cash and cash equivalents, working capital of $21.7 million of securities, and $41.0 million of investments restricted for the payment of interest.

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

Year 2000 Readiness

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

American Mobile's plans for the Renovation, Validation/Test and Implementation/Rollout Phases call for it to be Year 2000 Ready by the end of the third quarter of 1999. In addition, the Company is currently scheduled to complete renovations, implementation and rollout of its internal systems (including its voice customer billing software, CMIS), in the fourth quarter 1999; these internal software systems do not affect the Company's ability to pass customer traffic and therefore will not affect Year 2000 Readiness.

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

The total cost of American Mobile's Year 2000 Readiness Program was approximately $2.4 million in 1998. Expenditures for the Year 2000 Readiness Program in 1999 are estimated to be up to $7.4 million, of which approximately $1.5 million was incurred as of March 31, 1999. Some modification costs, including the purchase of software upgrades and consulting services, are expensed as incurred while other modification costs, such as hardware purchases, are being treated as capital expenditures.

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

Accounting Standards

In June 1998, FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires the recognition of all derivatives as either assets or liabilities measured at fair value. The Company does not believe that the adoption of this statement will have a material impact on its financial position and results.

In March 1999, FASB issued an Exposure Draft on an Interpretation of Accounting Principles Board Opinion No. 25 Accounting for Certain Transactions involving Stock Compensation. This proposed Interpretation would make it more likely that expense would be required to be recognized in the case of, among other things, stock (including stock options) issued to non-employee members of an entity's board of directors. The Company has assessed the impact of this proposed Interpretation and does not believe that adoption of this Interpretation would have a material impact on its financial position and results.

                           PART II - OTHER INFORMATION

                    Item 6. Exhibits and Reports on Form 8-K

         (a)   Exhibits



10.33a  -      Amendment  No.  1,  dated  as of May 10,  1999,  to  Amended  and
               Restated  Registration  Rights  Agreement  among American  Mobile
               Satellite   Corporation  and  Hughes   Electronics   Corporation,
               Singapore  Telecommunications  Ltd., and Baron Capital  Partners,
               L.P. (filed herewith)

11.1     -     Computations of Earnings Per Common Share (filed herewith)

27.0     --    Financial Data Schedule (filed herewith)

                                    SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    AMERICAN MOBILE SATELLITE CORPORATION

                                    (Registrant)





Date:   May 13, 1999                By: /s/Walter V. Purnell, Jr.
                                    ------------------------------------
                                    Walter V. Purnell, Jr.
                                    President and Chief Executive Officer







                                    /s/W. Bartlett Snell
                                    -------------------------------------
                                    W. Bartlett Snell
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (principal financial and accounting officer)

                                  EXHIBIT INDEX



Number         Description



10.33a  -      Amendment  No.  1,  dated  as of May 10,  1999,  to  Amended  and
               Restated  Registration  Rights  Agreement  among American  Mobile
               Satellite   Corporation  and  Hughes   Electronics   Corporation,
               Singapore  Telecommunications  Ltd., and Baron Capital  Partners,
               L.P. (filed herewith)

11.1     -     Computations of Earnings Per Common Share (filed herewith)

27.0     -     Financial Data Schedule (filed herewith)