Form 10-Q
period 1999-06-30
AMERICAN MOBILE SATELLITE CORP
filed 1999-08-16
CIK 913665

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999
                         Commission file number 0-23044

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares of Common Stock outstanding at July 31, 1999: 39,307,615

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements
-------  --------------------

             American Mobile Satellite Corporation and Subsidiaries

                 Consolidated Condensed Statements of Operations
                                   (Unaudited)


                                                                  Three Months Ended June 30,        Six Months Ended June 30,
                                                                  1999              1998             1999            1998
                                                                  ----              ----             ----            ----
                                                                           (in thousands, except per share data)

REVENUES
  Services                                                     $  16,622        $  16,670          $32,786         $23,088
  Sales of equipment                                               6,251            5,740           10,317           9,344
                                                                   -----            -----           ------           -----
  Total Revenues                                                  22,873           22,410           43,103          32,432

COSTS AND EXPENSES
  Cost of service and operations                                  16,516           16,225           34,386          23,953
  Cost of equipment sold                                           6,594            5,415           11,122           9,296
  Sales and advertising                                            5,721            5,404           10,470           8,426
  General and administrative                                       4,708            5,773            9,477           9,404
  Depreciation and amortization                                   13,632           14,457           27,404          24,620
                                                                 -------          -------           ------          ------

  Operating Loss                                                 (24,298)         (24,864)         (49,756)        (43,267)

INTEREST EXPENSE                                                 (16,891)         (15,706)         (32,821)        (22,344)
INTEREST AND OTHER INCOME                                          1,893            1,607            3,632           1,748
UNREALIZED LOSS ON NOTE RECEIVABLE FROM XM RADIO                  (9,919)              --           (9,919)             --
UNREALIZED GAIN ON NOTE PAYABLE TO RELATED PARTY                  10,036               --           10,036              --
EQUITY IN LOSS OF XM RADIO                                        (3,198)          (4,026)          (6,692)         (6,532)
                                                                 --------        ---------          -------         -------

  NET LOSS                                                      $(42,377)        $(42,989)        $(85,520)       $(70,395)
                                                                =========        =========        =========        ========

Basic and Diluted Loss Per Share of common stock                $  (1.31)        $ ( 1.36)         $ (2.65)        $ (2.47)

Weighted-average common shares outstanding during the
  period                                                          32,416           31,719           32,321          28,502


See notes to consolidated condensed financial statements.

             American Mobile Satellite Corporation and Subsidiaries
                      Consolidated Condensed Balance Sheets
                                   (Unaudited)

                                                                     June 30,      December 31,
                                                                       1999            1998
                                                                       ----            ----
                                                                          (In thousands)
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                        $   1,314        $   2,285
  Inventory                                                           18,426           18,593
  Prepaid in-orbit insurance                                             483            3,381
  Accounts receivable-- net                                           20,010           15,325
  Restricted short-term investments                                   41,038           41,038
  Note receivable from XM Radio, fair value                           12,477               --
  Other current assets                                                15,180           13,231
                                                                      ------           ------
         Total current assets                                        108,928           93,853
PROPERTY & EQUIPMENT-- net                                           229,050          246,553
GOODWILL & INTANGIBLES-- net                                          52,156           53,235
RESTRICTED INVESTMENTS                                                50,477           67,199
DEFERRED CHARGES & OTHER ASSETS-- net                                 24,241           28,954
                                                                      ------           ------
         Total assets                                               $464,852         $489,794
                                                                    ========         ========
                       LIABILITIES & STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Accounts payable & accrued expenses                              $  30,745        $  33,797
  Obligations under capital leases due within one year                 3,992            5,971
  Vendor financing due to related party within one year                1,674              543
  Deferred trade payables due within one year                          1,262            4,498
  Other current liabilities                                               --              162
                                                                      ------         --------
         Total current liabilities                                    37,673           44,971

LONG-TERM LIABILITIES
  Obligations under  Bank Financing                                  172,000          132,000
  Obligations under Senior Notes, net of discount                    327,571          327,147
  Capital lease obligations                                            5,120            5,824
  Net assets acquired in excess of purchase price                      1,681            2,028
  Vendor financing due to related party                                3,108            1,069
  Convertible note payable to related party, fair value               12,055               --
  Deferred trade payables                                                213              620
  Investment in XM Radio                                              19,310           12,618
  Other long-term liabilities                                          1,359              540
                                                                       -----              ---
         Total long-term liabilities                                 542,417          481,846
                                                                     -------          -------
         Total liabilities                                           580,090          526,817

STOCKHOLDERS' DEFICIT
  Preferred Stock                                                         --               --
  Common Stock                                                           327              322
  Additional paid-in capital                                         514,732          508,084
  Deferred compensation                                               (4,931)          (1,528)
  Common Stock purchase warrants                                      60,588           59,108
  Unamortized guarantee warrants                                     (31,103)         (33,678)
  Cumulative loss                                                   (654,851)        (569,331)
                                                                    --------         --------
         Total stockholders' deficit                                (115,238)         (37,023)
                                                                    ---------         -------
         Total liabilities and stockholders' deficit                $464,852         $489,794
                                                                    ========         ========

See notes to consolidated financial statements.

             American Mobile Satellite Corporation and Subsidiaries

                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)


                                                          Six Months Ended
                                                              June 30,
                                                          1999           1998
                                                          ----           ----
                                                              (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                $(85,520)      ($70,395)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Amortization of guarantee warrants, debt discount and
    issuance costs                                         9,196          7,368
  Depreciation and amortization                           27,404         24,220
  Equity in loss in XM Radio                               6,692          6,532
  Interest payable on Senior Notes                        10,259         10,259
  Unrealized loss on note receivable from XM Radio         9,919             --
  Unrealized gain on note payable to related party       (10,036)            --
  Changes in assets and liabilities:
    Inventory                                                168          1,889
    Prepaid in-orbit insurance                             2,898          2,571
    Trade accounts receivable                             (4,685)         1,941
    Other current assets                                  (2,477)            67
    Accounts payable and accrued expenses                  8,937         (9,015)
    Deferred trade payables                               (3,644)        (7,680)
    Deferred items-- net                                    (466)          (124)
                                                            -----         ------
Net cash used in operating activities                    (31,355)       (32,367)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment                       (5,631)        (5,558)
Purchase of XM Radio note receivable                     (21,419)            --
Acquisition of ARDIS                                          --        (51,440)
Purchase of long-term, restricted investments             (3,781)      (141,899)
                                                          -------      ---------
Net cash used in investing activities                    (30,831)      (198,897)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Common Stock                     2,913            236
Principal payments under capital leases                   (2,781)        (1,234)
Principal payments under Vendor Financing                   (197)            --
Proceeds from New Bank Financing                          40,000         24,000
Proceeds from note payable to related party               21,500             --
Repayment of Bank Financing                                   --       (100,000)
Proceeds from bridge financing                                --         10,000
Repayment of bridge financing                                 --        (10,000)
Payments on long-term debt                                    --         (4,933)
Proceeds from Senior Notes and Stock Purchase                 --        335,000
Warrants
Debt issuance costs & deferred charges                      (220)       (14,967)
                                                            -----       --------
Net cash provided by financing activities                 61,215        238,102
Net (decrease) increase in cash and cash equivalents        (971)         6,838
CASH AND CASH EQUIVALENTS, beginning of period             2,285          2,106
                                                           -----          -----
CASH AND CASH EQUIVALENTS, end of period                  $1,314         $8,944
                                                          ======         ======

See notes to consolidated financial statements.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                    Item 1. Financial Statements (continued)
                    ----------------------------------------
             American Mobile Satellite Corporation and Subsidiaries
              Notes to Consolidated Condensed Financial Statements
                                  June 30, 1999
                                   (Unaudited)

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

     On July 7, 1999, XM Satellite Radio Holdings Inc. became a wholly-owned subsidiary of the Company as a result of the Company's acquisition of certain of WorldSpace, Inc.'s debt and equity interests in XM Satellite Radio Holdings Inc. This acquisition will be accounted for as a purchase in the third quarter of 1999. The Company's proportionate share of losses of XM Radio have been recorded in the accompanying statements of operations pursuant to the equity method of accounting. XM Satellite Radio Holdings Inc., through its subsidiary XM Satellite Radio Inc. (together with XM Satellite Radio Holdings Inc., "XM Radio"), is one of two entities awarded a license by the FCC to provide satellite-based Digital Audio Radio Service ("DARS") throughout the United States. XM Radio is currently engaged in efforts to construct its satellite system. The Company is not required to provide any additional funding to XM Radio. See footnote 8-Subsequent Events.

2. Significant Accounting Policies
----------------------------------

Basis of Presentation
---------------------

    The unaudited consolidated condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the Company believes that the disclosures made are adequate to not make the information misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's filings with the Securities and Exchange Commission.

    The consolidated balance sheet as of June 30, 1999, and the consolidated statements of operations for the three and six months ended June 30, 1999 and 1998, and the cash flows for the six months ended June 30, 1999 and 1998, have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1999, and for all periods presented have been made. The balance sheet at December 31, 1998, the statement of operations for the three and six months ended June 30, 1998, and the statement of cash flow for the six months ended June 30, 1998, have been restated to record our portion of the losses from XM Radio which had been previously suspended under the equity method of accounting, as described in footnote 8-Subsequent Events.

    Certain amounts from prior years have been reclassified to conform to current year presentation.

Net Loss Per Share
------------------

    Basic and diluted loss per common share is based on the weighted-average number of shares of Common Stock outstanding during the period. Stock options and common stock purchase warrants are not reflected since their effect would be antidilutive. As of June 30, 1999, there were approximately 5.2 million options and warrants that would have been included in this calculation had the effect not been antidilutive.

Comprehensive Income
--------------------

    SFAS No. 130, "Reporting of Comprehensive Income," requires "comprehensive income" and the components of "other comprehensive income" to be reported in the financial statements and/or notes thereto. Since the Company does not have any components of "other comprehensive income," reported net income is the same as "comprehensive income" for the three and six months ended June 30, 1999 and 1998.

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



                                               Revenue for the             Revenue for the
                                                 Three Months             Six  Months Ended
                                                Ended June 30,                June 30,
                                            1999            1998          1999          1998
                                            ----            ----          ----          ----
                                                               (in millions)
Voice Service                           $  5.0        $   5.7             $  9.0      $  10.2
Data Service                              16.8           15.9               31.9         20.4
Capacity Resellers and Other               1.1            0.8                2.2          1.8

Recently Adopted Accounting Pronouncements
------------------------------------------

     In June 1998, FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires the recognition of all derivatives as either assets or liabilities measured at fair value. This statement is effective for the year ending December 31, 2000. In June 1999, FASB issued Statement N. 147, which defers the effective date of Statement No. 133 until fiscal quarters beginning after June 15, 2000. The Company does not believe that the adoption of this statement will have a material impact on its financial position, results of operations and cash flows.

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

Other
-----

    The Company paid approximately $3.7 million and $9.4 million in the six-month periods ended June 30, 1999 and 1998, respectively, to related parties for capital assets, service- related obligations, and payments under pre-existing financing agreements. There were no payments from related parties in the six-month period ended June 30, 1999, as compared to $2.5 million for communication services and equipment purchases in the six-month period ended June 30, 1998. Total indebtedness to related parties as of June 30, 1999 approximated $17.7 million, with amounts due from related parties as of June 30, 1999 totaling $12.5 million.

3. Liquidity and Financing
--------------------------

Liquidity and Financing Requirements
------------------------------------

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

    On March 31, 1998, AMSC Acquisition Company, Inc. ("Acquisition Company"), a wholly-owned subsidiary of the Company, issued $335 million of units consisting of 12 1/4% Senior Notes due 2008 (the "Senior Notes"), and one warrant to purchase 3.75749 shares of Common Stock of the Company for each $1,000 principal amount of Senior Notes (the "Warrants"), and also restructured its existing bank financing (the "New Bank Financing"). The New Bank Financing consists of a $100 million unsecured five-year reducing Revolving Credit Facility maturing March 31, 2003 and a $100 million five-year Term Loan Facility with up to three additional one-year extensions subject to lender approval, a portion of which has been permanently reduced, as discussed below. Additionally, on March 29, 1999, the Bank Facility Guarantors (as defined in Item 2 under the caption

"Liquidity and Capital Resources") agreed to eliminate certain covenants relating to the Company's future earnings before interest, taxes, depreciation, and amortization ("EBITDA") and service revenue. In exchange for this elimination of covenants, the Company agreed to reprice the Guarantee Warrants (as defined in Item 2 under the caption "Liquidity and Capital Resources"), effective April 1, 1999, from $12.51 to $7.50. The value of the repricing was approximately $1.5 million. As of June 30, 1999, the Company had $28.0 million available for borrowing under the Revolving Credit Facility. Additionally, Motorola has agreed to provide the Company with up to $10 million of vendor financing (the "Vendor Financing Commitment"), which is available to finance up to 75% of the purchase price of additional base stations needed to meet ARDIS' buildout requirements under certain customer contracts. As of June 30, 1999, $4.8 million was outstanding under this facility.

     On August 3, 1999, the Company raised $116 million, net of underwriting discounts and expenses, through the issuance of 7.0 million shares of its common stock in a public offering. Of these proceeds, approximately $58 million was used to pay down a portion of the Term Loan Facility, and is not available for re-borrowing. The remainder of the proceeds were used to pay down a portion of the Revolving Credit Facility, which will be available for re-borrowing as needed for general working capital purposes. As a result of the partial pay down of the Term Loan Facility, the Company will record an extraordinary loss on extinguishment of debt of approximately $12.1 million in the third quarter of 1999, which reflects the write-off, on a pro-rata basis, of Guarantee Warrants and deferred financing fees associated with the placement of the New Bank Financing.

     As a result of the automatic application of certain adjustment provisions following the issuance of the 7.0 million shares, the exercise price of the Guarantee Warrants was reduced to $7.3571 per share and the Guarantee Warrants became exercisable for an additional 126,246 shares. Additionally, the exercise price of the warrants associated with the Senior Notes was reduced to $12.28 per share and the aggregate number of shares issuable upon the exercise of such warrants was increased by 24,291 shares. The additional Guarantee Warrants and repricing were valued at $2.4 million, and the additional Senior Notes warrants and repricing were valued at $440,000.

     The Company's current operating assumptions and projections, which reflect management's best estimate of subscriber and revenue growth and operating expenses, indicate that anticipated capital expenditures, operating losses, working capital and debt service requirements through 1999 and beyond, can be met by cash flows from operations, the net proceeds from the issuance of common stock in August 1999, the net proceeds from the sale of the Senior Notes and Warrants, together with the borrowings under the New Bank Financing and the Vendor Financing Commitment; however, the Company's ability to meet its projections is subject to numerous uncertainties and there can be no assurance that the Company's current projections regarding the timing of its ability to achieve positive operating cash flow will be accurate, and if the Company's cash requirements are more than projected, the Company may require additional financing in amounts which may be material. The type, timing and terms of financing selected by the Company will be dependent upon the Company's cash needs, the availability of other financing sources and the prevailing conditions in the financial markets. There can be no assurance that any such sources will be available to the Company at any given time or available on favorable terms.

4.  Investment in XM Radio
--------------------------

    As previously mentioned (see "Organization and Business"), the Company has an investment in XM Radio, which is one of two entities awarded a license by the FCC to provide satellite-based Digital Audio Radio Service ("DARS") throughout the United States. XM Radio is currently engaged in efforts to construct its satellite system. The Company is not required to provide any additional funding to XM Radio. See Note 8 - Subsequent Events.

     On January 15, 1999, the Company issued to Baron Asset Fund ("Baron"), a related party, a $21.5 million note convertible into shares of common stock of XM Satellite Radio Holdings Inc. (the "Baron XM Radio Convertible Note"). The Company subsequently loaned approximately $21.4 million to XM Radio in exchange for XM Radio common stock and a note convertible into XM Radio shares (the "XM Radio Note Receivable"). The Baron XM Radio Convertible Note ranks subordinate to all other debt securities of the Company and is fully collateralized by approximately one-half of the shares received by the Company as a result of this transaction. The XM Radio Note Receivable is a non-recourse note and is exchangeable into approximately half of the additional XM Radio common stock to be received by the Company as a result of the January 15 transaction. The XM Radio Note Receivable earns interest at LIBOR plus 5% and is due on December 31, 2004, unless extended, in certain circumstances if XM Radio issues high yield debt securities, and the Baron XM Radio Convertible Note accrues interest at the rate of 6% annually, with all payments deferred until maturity, December 31, 2004, or extinguished upon conversion. The Company has the option to satisfy the Baron XM Radio Convertible Note by tendering the shares into which it would have been convertible in lieu of any cash payments. The Company's June 30, 1999 consolidated condensed balance sheet reflects management's estimate of the fair value of the XM Radio Note Receivable and Baron XM Radio Convertible Note. Changes in the fair value of the XM Radio Note Receivable and Baron XM Radio Convertible Note are reflected in the accompanying statement of operations as unrealized losses on note receivable from XM Radio ($9.9 million for the six-months ended June 30, 1999) and unrealized gain on note payable to related party ($10.0 million for the six-months ended June 30, 1999), respectively.

    Summarized financial information for XM Radio as of June 30, 1999, and for the three months and six months ended June 30, 1999 and 1998, and for the period from December 15, 1992 (date of inception) through June 30, 1999 is set forth below.



                                      Three Months                   Six Months             December 15,
                                            Ended                       Ended               1992 through
                                        June 30,                      June 30,                June 30,
                                    1999            1998          1999         1998             1999
                                    ----            ----          ----         ----             ----
                                                            (dollars in thousands)
Gross sales                         $   --          $   --      $  --         $  --            $    --
Operating expenses                   4,020           5,032      8,441         8,132             25,744
Loss from operations                 4,020           5,032      8,441         8,132             25,744
Interest expense                       (22)             --        (76)           --                447
(income)
Net loss                            (3,998)         (5,032)    (8,365)       (8,132)           (26,191)




                                               As of                  As of
                                             June 30,               December 31,
                                                1999                   1998
                                                ----                   ----
Current assets                                  $255                   $482
Non-current assets                           263,646                170,003
Current liabilities                          198,353                130,823
Non-current liabilities                       81,096                 46,845
Total stockholders' deficit                  (15,548)                (7,183)

5. Legal and Regulatory Matters
-------------------------------

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

    On July 20, 1998, the International Bureau of the FCC granted SatCom Systems, Inc. a Special Temporary Authority ("STA") to use TMI's space segment to conduct market tests in the U.S. for six months using up to 500 mobile terminals for 180 days on a private carrier basis so that it may conduct marketing trials; this special temporary authority is likely to be extended until the FCC acts on SatCom's underlying application for a blanket license to operate up to 25,000 mobile terminals in the United States on a permanent basis. On July 30, 1998, American Mobile filed an Application for Review and a Motion for Stay of this STA grant with the FCC, and these filings remain pending.

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

6. Commitments and Contingencies
--------------------------------

     At June 30, 1999, the Company had remaining contractual commitments to purchase both mobile data terminal inventory and mobile telephone inventory in the maximum amount of $1.6 million during the remainder of 1999. Additionally, the Company had remaining contractual commitments for the development and production of certain next generation data terminals of approximately $26.3 million, subject to final pricing negotiations, over a three-year period, with delivery starting in the second half of 1999. The Company has the right to terminate the research and development and inventory commitment by paying cancellation fees of between $1 million and $2.3 million, depending on when the termination option is exercised during the term of the contract. The Company also has the right to terminate the inventory commitment by incurring a cancellation penalty representing a percentage of the unfulfilled portion of the contract. The Company has also contracted for the purchase of $26.2 million of next generation wireless data terminals to be delivered beginning in the third quarter of 1999. The contract contains a 50% cancellation penalty.

     As described in footnotes 12 and 13 of XM Satellite Radio Holdings Inc. and Subsidiary's December 31, 1998 financial statements, included in the Company's filings with the Securities and Exchange Commission, certain commitments and contingencies, including legal proceedings, exist with respect to XM Radio. As of June 30, 1999, there have been no significant changes with respect to these matters.

7. Condensed Consolidating Financial Statements
-----------------------------------------------

    In connection with the Company's acquisition of ARDIS Company on March 31, 1998 (the "Acquisition") and related financing discussed above, the Company formed a new wholly-owned subsidiary, AMSC Acquisition Company, Inc. ("Acquisition Company"). The Company contributed all of its inter-company notes receivables and transferred its rights, title and interests in AMSC Subsidiary Corporation, American Mobile Satellite Sales Corporation, and AMSC Sales Corp. Ltd. (together with ARDIS, the "Subsidiary Guarantors") to Acquisition Company, and Acquisition Company was the acquirer of ARDIS and the issuer of the Senior Notes. American Mobile Satellite Corporation ("American Mobile Parent") is a guarantor of the Senior Notes. The Senior Notes contain covenants that, among other things, limit the ability of Acquisition Company and its Subsidiaries to incur additional indebtedness, pay dividends or make other distributions, repurchase any capital stock or subordinated indebtedness, make certain investments, create certain liens, enter into certain transactions with affiliates, sell assets, enter into certain mergers and consolidations, and enter into sale and leaseback transactions.

    The $335 million of Senior Notes are jointly and severally guaranteed on a full and unconditional basis by the Subsidiary Guarantors, Acquisition Company and American Mobile Parent. The following unaudited condensed consolidating information for these entities presents:

     o Condensed consolidating balance sheets as of June 30, 1999 and December 31, 1998 and condensed consolidating statements of operations and cash flows for the six month periods ended June 30, 1999 and 1998.

     o Elimination entries necessary to combine the entities comprising American Mobile.

                      Condensed Consolidating Balance Sheet
                               As of June 30, 1999
                                   (Unaudited)
                                 (In Thousands)


                                                                             Consolidated   American                Consolidated
                                      Subsidiary   Acquisition               Acquisition     Mobile               American Mobile
                                      Guarantors     Company   Eliminations    Company       Parent  Eliminations       Parent
                                      ----------     -------   ------------    -------       ------  -----------        ------
                                                                     ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                $1,314        $--            $--       $1,314         $--      $--           $1,314
 Inventory                                18,426         --             --       18,426          --       --           18,426
 Prepaid in-orbit insurance                  483         --             --          483          --       --              483
 Accounts receivable-- net                20,010         --             --       20,010          --       --           20,010
 Restricted short-term  investments           --     41,038             --       41,038          --       --           41,038
 Note receivable from XM Radio                --         --             --           --      12,477       --           12,477
 Other current assets                      9,230         --             --        9,230       5,950       --           15,180
                                           -----     ------         ------        -----       -----   ------           ------
       Total current assets               49,463     41,038             --       90,501      18,427       --          108,928
PROPERTY AND EQUIPMENT-- NET             243,052         --        (14,002)     229,050          --       --          229,050
GOODWILL & INTANGIBLES-- NET              52,156         --             --       52,156          --       --           52,156
INVESTMENT IN/DUE FROM
 SUBSIDIARY                                   --    294,501       (294,501)          --     (16,762)  16,762               --
DEFERRED CHARGES AND OTHER
 ASSETS-- NET                                350     30,443             --       30,793      (6,552)      --           24,241
RESTRICTED INVESTMENTS                     1,536     36,624             --       38,160      12,317       --           50,477
                                           -----     ------      ---------       ------      ------  -------           ------
       Total assets                     $346,557   $402,606      ($308,503)    $440,660      $7,430  $16,762         $464,852
                                        ========   ========      ==========    ========      ======  =======         ========





                                              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
 Accounts payable and accrued            $19,338    $10,982            $--      $30,320        $425      $--          $30,745
expenses
Obligations under capital leases due
within one year                            3,992         --             --        3,992          --       --            3,992
 Current portion long-term  debt           2,936         --             --        2,936          --       --            2,936
                                           -----    --------          -----       -----        -----    -----           -----
   Total current liabilities              26,266     10,982             --       37,248         425       --           37,673
DUE TO PARENT/AFFILIATE                  729,198         --       (728,890)         308      (9,123)   8,815               --
LONG-TERM LIABILITIES:
 Obligations under Bank Financing             --     72,000             --       72,000     100,000       --          172,000
 Senior Notes, net of discount                --    327,571             --      327,571          --       --          327,571
 Other long-term debt                      3,320         --             --        3,320      12,056       --           15,376
 Capital lease obligations                 5,120         --             --        5,120          --       --            5,120
 Net assets acquired in excess
   of purchase price                       1,681         --             --        1,681          --       --            1,681
 Investment in XM Radio                       --         --             --           --      19,310       --           19,310
 Other long-term liabilities               1,359         --             --        1,359          --       --            1,359
                                           -----     ------        -------        -----     --------  -------         --------
   Total long-term liabilities            11,480    399,571             --      411,051     131,366       --          542,417
   Total liabilities                     766,944    410,553       (728,890)     448,607     122,668    8,815          580,090
                                         -------    -------       ---------     -------     -------    -----          -------
STOCKHOLDERS' EQUITY (DEFICIT)          (420,387)    (7,947)       420,387       (7,947)   (115,238)   7,947         (115,238)
                                        ---------   -------        -------      -------     --------   -----         ---------
   Total liabilities and stockholders'
       equity (deficit)                 $346,557   $402,606      ($308,503)    $440,660      $7,430  $16,762         $464,852
                                        ========   ========      ==========    ========      ======  =======         ========


                      Condensed Consolidating Balance Sheet
                             As of December 31, 1998
                                   (Unaudited)
                                 (In Thousands)


                                                                            Consolidated  American                  Consolidated
                                     Subsidiary   Acquisition               Acquisition    Mobile                  American Mobile
                                     Guarantors     Company    Eliminations   Company      Parent   Eliminations       Parent
                                     ----------     -------    ------------   -------      ------   ------------   ---------------
                                                                     ASSETS



CURRENT ASSETS:
 Cash and cash equivalents               $2,285          $--            $--      $2,285       $--          $--        $2,285
 Inventory                               18,593           --             --      18,593        --           --        18,593
 Prepaid in-orbit insurance               3,381           --             --       3,381        --           --         3,381
 Accounts receivable-- net               15,325           --             --      15,325        --           --        15,325
 Restricted short-term  investments          --       41,038             --      41,038        --           --        41,038
 Other current assets                     7,192           20             --       7,212     6,019           --        13,231
                                          -----       ------        -------       -----     -----       ------        ------
       Total current assets              46,776       41,058             --      87,834     6,019           --        93,853
PROPERTY AND EQUIPMENT-- NET            261,607           --        (15,054)    246,553        --           --       246,553
GOODWILL & INTANGIBLES-- NET             53,235           --             --      53,235        --           --        53,235
INVESTMENT IN/DUE FROM SUBSIDIARY            --      304,192       (304,192)         --    63,787      (63,787)           --
DEFERRED CHARGES AND OTHER
 ASSETS-- NET                               386       33,460             --      33,846    (4,892)          --        28,954
RESTRICTED INVESTMENTS                    1,500       54,939             --      56,439    10,760           --        67,199
                                          -----       ------         ------      ------    ------     --------        ------
       Total assets                    $363,504     $433,649      ($319,246)   $477,907   $75,674     ($63,787)     $489,794
                                       ========     ========      ==========   ========   =======     =========     ========



                                            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
Accounts payable and accrued            $23,003      $10,715            $--     $33,718       $79           $--      $33,797
     expenses
Obligations under capital leases due
    within one year                       5,971           --             --       5,971        --            --        5,971
 Current portion long-term debt           5,041           --             --       5,041        --            --        5,041
 Other current liabilities                  162           --             --         162        --            --          162
                                          -----        -----          -----       -----     -----         -----        -----
       Total current liabilities         34,177       10,715             --      44,892        79            --       44,971
DUE TO PARENT/AFFILIATE                 681,029           --       (681,029)         --        --            --           --
LONG-TERM LIABILITIES:
 Obligations under New Bank Financing        --       32,000             --      32,000   100,000            --      132,000
 Senior Notes, net of  discount              --      327,147             --     327,147        --            --      327,147
 Other long-term debt                     1,689           --             --       1,689        --            --        1,689
 Capital lease obligations                5,824           --             --       5,824        --            --        5,824
 Net assets acquired in excess
     of purchase price                    2,028           --             --       2,028        --            --        2,028
 Investment in XM Radio                      --           --             --          --    12,618            --       12,618
 Other long-term liabilities                540           --             --         540        --            --          540
                                          -----        -----          -----       -----     -----         -----        -----
       Total long-term liabilities       10,081      359,147             --     369,228   112,618            --      481,846
       Total liabilities                725,287      369,862       (681,029)    414,120   112,697            --      526,817
                                        -------      -------       ---------    -------   -------         -----      -------
STOCKHOLDERS' EQUITY (DEFICIT)         (361,783)      63,787        361,783      63,787   (37,023)      (63,787)     (37,023)
                                       ---------      ------        -------      ------   --------      --------     --------
  Total liabilities and stockholders'
   equity (deficit)                    $363,504     $433,649      ($319,246)   $477,907   $75,674      ($63,787)    $489,794
                                       ========     =========     ==========   ========   =======      =========    ========

                 Condensed Consolidating Statement of Operations
                        Three Months Ended June 30, 1999
                                   (Unaudited)
                                 (In Thousands)


                                                                           Consolidated   American                   Consolidated
                                    Subsidiary  Acquisition                Acquisition     Mobile                   American Mobile
                                    Guarantors    Company    Eliminations    Company       Parent   Eliminations        Parent
                                    ----------    -------    ------------    -------       ------   ------------        ------

REVENUES
 Services                              $16,622         $--           $--     $16,622         $300         $(300)        $16,622
 Sales of equipment                      6,251          --            --       6,251           --            --           6,251
                                         -----       -----         -----       -----        -----         -----           -----
 Total Revenues                         22,873          --            --      22,873          300          (300)         22,873

COSTS AND EXPENSES
 Cost of service and operations         16,516          --            --      16,516           --            --          16,516
 Cost of equipment sold                  6,594          --            --       6,594           --            --           6,594
 Sales and advertising                   5,620          --            --       5,620          101            --           5,721
 General and administrative              4,496         355            --       4,851          157          (300)          4,708
 Depreciation and amortization          14,159          --          (527)     13,632           --            --          13,632
                                        ------       ------         -----     ------       ------        -------          ------
 Operating Loss                        (24,512)       (355)          527     (24,340)          42            --         (24,298)

INTEREST AND OTHER INCOME                  103       4,814        (3,759)      1,158          735            --           1,893

EQUITY IN LOSS OF
 SUBSIDIARIES                               --     (28,786)       28,786          --      (40,110)       36,912          (3,198)

UNREALIZED LOSS ON NOTE
 RECEIVABLE FROM XM RADIO                   --          --            --          --       (9,919)           --          (9,919)

UNREALIZED GAIN ON NOTE PAYABLE
 TO RELATED PARTY                           --          --            --          --       10,036            --          10,036

INTEREST EXPENSE                        (4,377)    (13,112)        3,759     (13,730)      (3,161)           --         (16,891)
                                        -------    --------        -----     --------      -------      -------         --------

NET LOSS                              $(28,786)   $(37,439)      $29,313    $(36,912)    $(42,377)      $36,912        $(42,377)
                                      =========   =========      =======    =========    =========      =======        =========


                 Condensed Consolidating Statement of Operations
                        Three Months Ended June 30, 1998
                                   (Unaudited)
                                 (In Thousands)


                                                                           Consolidated   American                   Consolidated
                                    Subsidiary  Acquisition                Acquisition     Mobile                   American Mobile
                                    Guarantors    Company    Eliminations    Company       Parent   Eliminations        Parent
                                    ----------    -------    ------------    -------       ------   ------------        ------

REVENUES
 Services                              $18,623         $--       ($1,953)    $16,670         $300         ($300)        $16,670
 Sales of equipment                      5,740          --            --       5,740           --            --           5,740
                                         -----       -----        ------       -----         ----          ----           -----
 Total Revenues                         24,363          --        (1,953)     22,410          300          (300)         22,410

COSTS AND EXPENSES
 Cost of service and operations         16,378          --          (153)     16,225           --            --          16,225
 Cost of equipment sold                  5,415          --            --       5,415           --            --           5,415
 Sales and advertising                   5,386          --            --       5,386           18            --           5,404
 General and administrative              7,578          29        (1,800)      5,807          266          (300)          5,773
 Depreciation and amortization          14,984          --          (527)     14,457           --            --          14,457
                                        ------      ------          -----     ------       ------         -----          ------
 Operating Loss                        (25,378)        (29)          527     (24,880)          16            --         (24,864)

INTEREST AND OTHER INCOME                   65       5,269        (3,843)      1,491          116            --           1,607

EQUITY IN LOSS OF
 SUBSIDIARIES                               --     (30,407)       30,407          --       (4,026)           --          (4,026)

INTEREST EXPENSE                        (5,094)    (10,983)        3,285     (12,792)      (2,914)           --         (15,706)
                                        -------    --------      --------    --------      -------       -------        --------

NET LOSS                              ($30,407)   ($36,150)      $30,376    ($36,181)     ($6,808)          $--        ($42,989)
                                      =========   =========      ========   =========     ========        ======        =========



                 Condensed Consolidating Statement of Operations
                         Six Months Ended June 30, 1999
                                   (Unaudited)
                                 (In Thousands)



                                                                           Consolidated   American                   Consolidated
                                    Subsidiary  Acquisition                Acquisition     Mobile                   American Mobile
                                    Guarantors    Company    Eliminations    Company       Parent   Eliminations        Parent
                                    ----------    -------    ------------    -------       ------   ------------        ------
REVENUES
 Services                              $32,786         $--           $--     $32,786         $600         $(600)        $32,786
 Sales of equipment                     10,317          --            --      10,317           --             --         10,317
                                        ------       -----         -----      ------        -----          -----         ------
 Total Revenues                         43,103          --            --      43,103          600          (600)         43,103

COSTS AND EXPENSES
 Cost of service and operations         34,386          --            --      34,386           --             --         34,386
 Cost of equipment sold                 11,122          --            --      11,122           --             --         11,122
 Sales and advertising                  10,369          --            --      10,369          101             --         10,470
 General and administrative              9,039         691            --       9,730          347          (600)          9,477
 Depreciation and amortization          28,457          --        (1,053)     27,404           --            ---         27,404
                                        ------      ------        -------     ------       ------         ------         ------
 Operating Loss                        (50,270)       (691)        1,053     (49,908)         152             --        (49,756)

INTEREST AND OTHER INCOME                  172       9,812        (7,645)      2,339        1,293            ---          3,632

UNREALIZED LOSS ON NOTE
 RECEIVABLE FROM XM RADIO                   --          --            --          --       (9,919)           --          (9,919)

UNREALIZED GAIN ON NOTE PAYABLE
 TO RELATED PARTY                           --          --            --          --       10,036            --          10,036

EQUITY IN LOSS OF
   SUBSIDIARIES                             --     (58,604)       58,604          --      (80,801)         74,109        (6,692)

INTEREST EXPENSE                        (8,506)    (25,679)        7,645     (26,540)      (6,281)             --       (32,821)
                                        -------    --------        -----     --------      -------          -----       --------

NET LOSS                              $(58,604)   $(75,162)     $ 59,657    $(74,109)    $(85,520)        $74,109      $(85,520)
                                       ========    ========     ========     ========     ========         =======      ========



                 Condensed Consolidating Statement of Operations
                     For the Six Months ended June 30, 1998
                                   (Unaudited)
                                 (In Thousands)




                                                                           Consolidated   American                   Consolidated
                                    Subsidiary  Acquisition                Acquisition     Mobile                   American Mobile
                                    Guarantors    Company    Eliminations    Company       Parent   Eliminations        Parent
                                    ----------    -------    ------------    -------       ------   ------------        ------

REVENUES
 Services                              $25,041         $--       $(1,953)    $23,088         $600         $(600)        $23,088
 Sales of equipment                      9,344          --            --       9,344           --            --           9,344
                                         -----       -----       -------       -----        -----         -----           -----
 Total Revenues                         34,385          --        (1,953)     32,432          600          (600)         32,432

COSTS AND EXPENSES
 Cost of service and operations         24,106          --          (153)     23,953           --            --          23,953
 Cost of equipment sold                  9,296          --            --       9,296           --            --           9,296
 Sales and advertising                   8,379          --            --       8,379           51            (4)          8,426
 General and administrative             11,237          29        (1,800)      9,466          533          (595)          9,404
 Depreciation and amortization          25,673          --          (527)     25,146         (525)           (1)         24,620
                                        ------      ------          -----     ------         -----        ------         ------
 Operating Loss                        (44,306)        (29)          527     (43,808)         541            --         (43,267)

INTEREST AND OTHER INCOME                  206       5,269        (3,843)      1,632        7,304        (7,188)          1,748

EQUITY IN LOSS OF
SUBSIDIARIES                                --     (63,020)       63,020          --      (75,326)       68,794          (6,532)


INTEREST EXPENSE                       (18,920)    (10,983)        3,285     (26,618)      (2,914)        7,188         (22,344)
                                       --------    --------        -----     --------      -------        -----         --------
NET LOSS                              $(63,020)   ($68,763)      $62,989    $(68,794)    ($70,395)      $68,794        ($70,395)
                                      =========   =========      =======    =========    =========      =======         ========


                 Condensed Consolidating Statements of Cash Flow
                         Six Months Ended June 30, 1999
                                   (Unaudited)
                                 (In thousands)


                                                                                                                      Consolidated
                                                                              Consolidated   American                   American
                                       Subsidiary  Acquisition                Acquisition     Mobile                     Mobile
                                       Guarantors    Company    Eliminations    Company       Parent   Eliminations      Parent
                                       ----------    -------    ------------    -------       ------   ------------      ------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                 ($58,604)   ($75,162)      $59,657    ($74,109)    ($85,520)      $74,109        ($85,520)
Adjustments to reconcile net loss to
  net cash (used in) provided by
  operating activities:
  Amortization of Guarantee Warrants
    and debt related costs                     --       3,616            --       3,616        5,580            --           9,196
  Depreciation and amortization            27,404          --                    27,404           --            --          27,404
  Accrued interest on Senior Notes             --      10,259            --      10,259           --            --          10,259
  Equity in loss in XM Radio                   --          --            --          --        6,692            --           6,692
  Unrealized gain on note payable to
    related party                              --          --            --          --      (10,036)           --         (10,036)
  Unrealized loss on note receivable
    from XM Radio                              --          --            --          --        9,919           --            9,919
  Changes in assets & liabilities
    Inventory                                 168          --            --         168           --            --             168
    Prepaid in-orbit insurance              2,898          --            --       2,898           --            --           2,898
    Trade accounts receivable              (4,685)         --            --      (4,685)          --            --          (4,685)
    Other current assets                   (1,859)         20            --      (1,839)        (638)           --          (2,477)
    Accounts payable and                    7,802         ---            --       7,802        1,135            --           8,937
      accrued expenses
    Deferred trade payables                (3,644)         --            --      (3,644)          --            --          (3,644)
    Deferred Items-- net                       20         --            --          20         (486)           --            (466)
                                             -----     -------           --        -----        -----           --            -----
  Net cash (used in) provided by          (30,500)    (61,267)       59,657     (32,110)     (73,354)       74,109         (31,355)
      operating activities

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property & equipment        (5,631)         --            --      (5,631)          --            --          (5,631)
  Purchase of XM Radio note receivable         --          --            --          --      (21,419)           --         (21,419)
  Purchase of long-term, restricted        (1,008)     (1,217)           --      (2,225)      (1,556)           --          (3,781)
      investments
                                           -------    -------            --      -------      -------           --         -------
  Net cash used in investing activities    (6,639)     (1,217)           --      (7,856)     (22,975)           --         (30,831)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Common Stock                                 --          --            --          --        2,913            --           2,913
  Funding from parent/subsidiary           39,146      22,484       (59,657)      1,973       72,136       (74,109)             --
  Principal payments under
     capital leases                        (2,781)         --            --      (2,781)          --            --          (2,781)
  Principal payments under
     Vendor Financing                        (197)         --            --        (197)          --            --            (197)
  Proceeds from bank financing                 --      40,000            --      40,000           --            --          40,000
  Proceeds from note payable to
     related party                             --          --            --          --       21,500            --          21,500
  Debt issuance costs                          --          --            --          --         (220)           --            (220)
                                           ------      ------        ------      ------      --------       -------           -----
  Net cash provided by (used in)
     financing activities                  36,168      62,484       (59,657)     38,995       96,329       (74,109)         61,215

Net increase in cash and cash equivalents    (971)         --            --        (971)          --            --            (971)
CASH & CASH EQUIVALENTS, beginning of
  period                                    2,285          --            --       2,285           --            --           2,285
                                            -----       -----        -------      -----       ------       -------           -----
CASH & CASH EQUIVALENTS, end of
  period                                   $1,314         $--           $--      $1,314          $--        $   --          $1,314
                                           ======         ===           ===      ======       =======       =======         ======


                 Condensed Consolidating Statements of Cash Flow
                         Six Months Ended June 30, 1998
                                   (Unaudited)
                                 (In Thousands)




                                                                                                                      Consolidated
                                                                              Consolidated   American                   American
                                       Subsidiary  Acquisition                Acquisition     Mobile                     Mobile
                                       Guarantors    Company    Eliminations    Company       Parent   Eliminations      Parent
                                       ----------    -------    ------------    -------       ------   ------------      ------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                 ($63,020)   ($68,763)      $62,989    ($68,794)    ($70,395)      $68,794        ($70,395)
Adjustments to reconcile net loss to
  net cash used in operating
  activities:
  Amortization of guarantee warrants,
    debt discount and issuance costs        2,524       2,794            --       5,318        2,050            --           7,368
  Depreciation and amortization            25,274          --          (527)     24,747         (525)           (2)         24,220
  Equity in loss in XM Radio                   --          --            --          --        6,532            --           6,532

  Accrued interest on Senior Notes            ---      10,259           ---      10,259          ---           ---          10,259
  Changes in assets & liabilities
    Inventory                               1,889          --            --       1,889           --            --           1,889
    Prepaid in-orbit insurance              2,571          --            --       2,571           --            --           2,571
    Accounts receivable-- trade             1,941          --            --       1,941           --            --           1,941
    Other current assets                   (3,422)      3,374            --         (48)         115            --              67
    Accounts payable and accrued  expenses (9,172)        113            --      (9,059)          44            --          (9,015)
    Deferred trade payables                (7,680)         --            --      (7,680)          --            --          (7,680)
    Deferred Items-- net                     (124)         --            --        (124)          --            --            (124)
                                             -----     ------        ------      -------     -------       -------          ------
  Net cash used in operations             (49,219)    (52,223)       62,462     (38,980)     (62,179)       68,792         (32,367)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property & equipment          (5,558)         --            --      (5,558)          --            --          (5,558)
Cash paid for acquisition of ARDIS             --     (51,440)           --     (51,440)          --            --         (51,440)
Purchase of long-term, restricted
     investments                               --    (113,747)           --    (113,747)     (28,152)           --        (141,899)
                                         ---------   ---------       ------    ---------     --------      -------        ---------
  Net cash used in investing activities    (5,558)   (165,187)           --    (170,745)     (28,152)           --        (198,897)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of Common Stock       --          --            --          --          236            --             236
  Funding from parent                     165,782    (124,623)      (62,462)    (21,303)      90,095       (68,792)             --
  Principal payments under capital leases  (1,234)         --            --      (1,234)          --            --          (1,234)
  Proceeds from bank financing              2,000      22,000            --      24,000           --            --          24,000
  Repayment of bank financing            (100,000)         --            --    (100,000)          --            --        (100,000)
  Payments on long-term debt               (4,933)        ---           ---      (4,933)         ---           ---          (4,933)
  Debt issuance costs                          --     (14,967)           --     (14,967)          --            --         (14,967)
  Proceeds from Notes and stock purchase       --     335,000            --     335,000          ---            --         335,000
     warrants                              -------    -------        ------     -------       ------         ------        -------

  Net cash provided by financing
     activities                            61,615     217,410       (62,462)    216,563       90,331       (68,792)        238,102
Net increase in cash and cash
     equivalents                            6,838          --            --       6,838           --            --           6,838
CASH & CASH EQUIVALENTS, beginning of
  period                                    2,106          --            --       2,106           --            --           2,106
                                            -----      ------        ------       -----       ------        ------           -----
CASH & CASH EQUIVALENTS, end of
  period                                   $8,944         $--           $--      $8,944          $--           $--          $8,944
                                           ======         ===           ===      ======          ===           ===          ======


8. Subsequent Events
--------------------

XM Acquisition
--------------

     On July 7, 1999, the Company acquired WorldSpace's debt and equity interests in XM Radio, other than a $75 million loan from WorldSpace to XM Radio, in exchange for approximately 8.6 million shares of the Company's common stock, of which the issuance of approximately 2.1 million is subject to Company stockholder approval, for which a special shareholder meeting has been scheduled for September 7, 1999. Additionally, XM Radio issued an aggregate $250 million of Series A subordinated convertible notes to several new investors and used $75 million of the proceeds it received from the issuance of these notes to repay the outstanding loan owed to WorldSpace. As a result of these transactions, the Company owns all of the issued and outstanding stock of XM Radio. Assuming subsequent conversion of all outstanding convertible notes of XM Radio, the Company would own approximately 37% of the equity of XM Radio, and would have approximately 62% of the voting power in XM Radio.

    On a pro forma basis, assuming this transaction had been consummated on January 1, 1999, the following results would have been reflected:


                            Six Months
                              Ended
                          June 30, 1999
                          -------------
Revenues                     $43,103
Net Loss                      95,998
Loss per                      (2.35)
share

    As a result of these transactions, the Company controls XM Radio and will consolidate XM Radio on a prospective basis. Additionally, pursuant to generally accepted accounting principles, the Company's 1998 and June 30, 1998 financial statements have been restated to record American Mobile's share of losses which had previously been suspended pursuant to the equity method of accounting. The effect of this restatement was to increase the Company's previously reported net loss for the three months and six months ended June 30, 1998 from $38,963 to $42,989, and from $64,205 to $70,395, respectively. The loss per share increases from $1.23 to $1.36 for the three months ended June 30, 1998 and from $2.25 to $2.47 for the six months ended June 30, 1998.

    On July 23, 1999, XM Radio filed a registration statement with the Securities and Exchange Commission for an initial public offering of its shares. If consummated, the issuance of these shares would reduce the Company's ownership interests in XM Radio below the 37% noted above.

Financing
---------

     On August 3, 1999, the Company raised approximately $116 million, net of underwriting discount and offering expenses, through the issuance of 7,000,000 shares of its Common Stock. Half of the net proceeds were used to pay down a portion of the Term Loan Facility, with the remaining balance used to repay a portion of the outstanding balance under the Revolving Credit Facility, until such time as the funds are needed for general working capital purposes.

                          PART I-FINANCIAL INFORMATION
                          ----------------------------

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
              ------------------------------------------------------------------
    This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are identified by the use of forward-looking words or phrases, including, but not limited to, "believe," "intend" "will be positioned," "will," "may," "project," "expect," "expected," "estimate," "anticipate" and "anticipated." These forward-looking statements are based on the Company's current expectations. All statements other than statements of historical facts included in this Quarterly Report, including those regarding the Company's financial position, business strategy, projected costs and financing needs, and plans and objectives of management for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. Because forward-looking statements involve risks and uncertainties, the Company's actual results could differ materially. These forward-looking statements represent the Company's judgment as of the date hereof and readers are cautioned not to place undue reliance on these forward-looking statements. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed under "Overview and Factors Affecting the Company's Results," and elsewhere in this Quarterly Report, including, without limitation, in conjunction with the forward-looking statements included in this Quarterly Report. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Statements. Readers also should carefully review the risk factors described in other reports and documents the Company files from time to time with the Securities and Exchange Commission, including its Form 10-K Annual Report filed on March 30, 1999 and Form 10-Q Quarterly Reports to be filed by the Company subsequent to this Form 10-Q Quarterly Report and any Current Reports on Form 8-K and registration statements filed by the Company.


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

    American Mobile was formed in 1988 to develop, construct, and operate a mobile satellite services system. With the launch of its satellite in 1995, the Company began to offer a full range of mobile voice and data communications services via satellite to customers in North America. In March 1998, the Company acquired ARDIS Company ("ARDIS") from Motorola, Inc. for $100 million. With the acquisition of ARDIS, the Company acquired the nation's largest, most fully deployed terrestrial wireless data network, and now offers a broad range of wireless communications services using an integrated network consisting of the ARDIS terrestrial network (the "ARDIS Network") and a satellite in geosynchronous orbit (the "Satellite Network," and, together with the ARDIS Network, the "Network").

     The Company and its consolidated subsidiaries are parties to the following financings and refinancings: (1) $335 million of Senior Notes due 2008 (the "Senior Notes"); (2) the $200 million Revolving Credit Facility and Term Loan Facility, of which a portion has been permanently reduced (collectively, the "New Bank Financings"); and (3) a $10 million vendor financing facility with Motorola. See "Liquidity and Capital Resources."

     XM Radio is one of two entities awarded a license by the FCC to provide satellite-based Digital Audio Radio Service ("DARS") throughout the United States. XM Radio is currently engaged in efforts to construct its satellite system and negotiate contracts with third party vendors and other partners. On July 7, 1999, the Company acquired WorldSpace, Inc.'s debt and equity interests in XM Radio, other than a $75 million loan from to XM Radio, in exchange for approximately 8.6 million shares of the Company's common stock. Concurrently with this transaction, XM Radio issued $250 million of subordinated convertible notes to several new strategic and financial investors, including General Motors Corporation, Clear Channel Investments, DIRECTV, Telcom Ventures, Columbia Capital and Madison Dearborn Partners. XM Radio used $75 million of the proceeds from these notes to repay the outstanding loan payable to WorldSpace. As a result of these transactions, the Company owns all of the issued and outstanding stock of XM Radio, subject to the possibility of its interest being diluted through the conversion of the subordinated convertible notes discussed above. Assuming conversion of these notes, the Company's interest would be reduced to approximately 37% of the economic interest and approximately 62% of the voting interest. Upon the occurrence of certain other events, including an initial public offering of XM Radio stock yielding gross proceeds in excess of $100 million and above a prescribed per share value and upon receipt of FCC approval for a change of control, the Company's voting interest would be reduced to the level of its economic interest at that time. On July 23, 1999, XM Radio filed a registration statement with the SEC for an initial public offering of its shares. Such an issuance, if consummated, would further reduce the Company's economic and voting interest in XM Radio, and all proceeds from such issuance would be used solely to fund XM Radio and would not be available for use by the Company.

     As a result of the July 7, 1999 transactions, the Company was required, in accordance with generally accepted accounting principles, to restate its financial statements for the year ended December 31, 1998, and the quarter ending March 31, 1999, to reflect its share of XM Radio's losses based on the Company's voting equity interest in XM Radio during those periods. This resulted in the Company recording additional net losses of approximately $12.6 million for the year ended December 31, 1998, and $3.5 million for the quarter ended March 31, 1999. As of July 7, 1999, the Company will be required to consolidate XM Radio's accounts and operating results until such time, if ever, as the Company no longer controls XM Radio.

    In light of the significance of the acquisition of ARDIS in 1998, management believes the period to period comparison of the Company's financial results are not necessarily meaningful and should not be relied upon as an indication of future operating performance.

    Overview and Factors Affecting the Company's Results
    ----------------------------------------------------

     The Company has incurred significant operating losses and negative cash flows in each year since it commenced operations, due primarily to start-up costs, the costs of developing and building its network and the cost of developing, selling and providing its products and services. The Company has, and will continue to have, substantial indebtedness.

    The Company's future operating results could be adversely affected by a number of uncertainties and factors, including:

     o the launch of new products or the entry into new market segments, which may require the Company to continue to incur significant operating losses,

     o the Company's ability to gain market acceptance of new products and services, including its new eLink(sm) wireless email service,

     o the Company's ability to respond and react to changes in its business and the industry as a result of having substantial indebtedness,

     o the Company's ability to fund its anticipated capital expenditures, operating losses and debt service requirements and its ability to secure additional financing as may be necessary,

     o the Company's ability to modify its organization, strategy and product mix to maximize the market opportunities in light of changes therein,

     o    the ability of the Company to manage growth effectively,

     o    competition  from  existing  companies  that  provide  services  using
          existing   communications   technologies   and  the   possibility   of
          competition from companies using new technology in the future,

     o the ability of the Company to maintain, on commercially reasonable terms or at all, certain technologies licensed from third parties,

     o    the loss of one or more of the Company's key customers,

     o the timely roll-out of certain key customer initiatives and products, including the Company's UPS contract,

     o the timely availability of an adequate supply of subscriber equipment at competitive price points,

     o    regulation by the FCC,

     o technical anomalies that may occur within the Network, which could impact, among other things, customer performance and satisfaction, or the operation of the Satellite Network and the cost, scope or availability of in-orbit insurance, and

     o    the Company's ability to attract and retain key personnel.


    Also, XM Radio's business involves significant risks, and these risks may impair the value of the Company's investment in XM Radio.

    As of June 30, 1999, there were approximately 123,000 units on the Network.

    Results of Operations
    ---------------------

    Quarter ended and six month period ended June 30, 1999 and 1998

    Service revenues, which includes both the Company's voice and data services, approximated $16.6 million and $32.8 million for the three months and six months ended June 30, 1999, respectively, compared to $16.7 million and $23.1 million during the same periods in 1998.



 Summary of Revenue                          Three Months Ended June 30,
    (in millions)                                     1999                    1998                Change             % Change
                                                      ----                    ----                ------             --------
    Voice Service                                     $3.2                    $3.5                ($0.3)               (9%)
    Data Service                                      12.3                    12.3                   --                --
    Capacity Resellers & Other                         1.1                     0.9                  0.2                22
    Equipment Sales                                    6.3                     5.7                  0.6                11




    Summary of Revenue                          Six Months Ended June 30,
    (in millions)                                     1999                    1998                Change             % Change
                                                      ----                    ----                ------             --------
    Voice Service                                     $6.2                    $6.7                ($0.5)               (7)%
    Data Service                                      24.4                    14.5                  9.9                 68
    Capacity Resellers & Other                         2.2                     1.6                  0.6                 38
    Equipment Sales                                   10.3                     9.3                  1.0                 11

     The decrease in service revenue from voice services was primarily a result of reduced per-minute rates following the sale of the assets of the Company's maritime division, in October 1998, to a reseller, partially offset by a 25% increase in voice customers in the first six months of 1999 over the comparable period in 1998. While the Company's service revenue increased $9.9 million from the first six months of 1998 to the first six months of 1999, this increase was due principally to six months of revenue from ARDIS in 1999 totalling $19.0 million, versus three months of revenue from ARDIS in 1998 totalling $9.9 million. Overall average revenue per user ("ARPU") declined year over year, and is expected to continue to do so, due to changes in products and the subscriber mix. Service revenue from capacity resellers, who handle both voice and data services, increased primarily as a result of increased contract commitments from current customers.

    Revenue from the sale of subscriber equipment increased as a result of increased sales of certain data products, offset by decreased revenue from the sale of voice equipment as a result of lowered equipment prices in 1999 as compared to 1998.



                                                                 Three Months
         Summary of Expenses                                    Ended June 30,
         (in millions)                                    1999                  1998                  Change           % Change
                                                          ----                  ----                  ------           --------

         Cost of Service & Operations                    $16.5                $16.2                   $0.3                 2%
         Cost of Equipment Sales                           6.6                  5.4                    1.2                22
         Sales & Advertising                               5.7                  5.4                    0.3                 6
         General & Administrative                          4.7                  5.8                   (1.1)              (19)
         Depreciation & Amortization                      13.6                 14.5                   (0.9)               (6)




                                                                  Six Months
         Summary of Expenses                                    Ended June 30,
         (in millions)                                    1999                  1998                  Change           % Change
                                                          ----                  ----                  ------           --------

         Cost of Service & Operations                    $34.4                 $24.0                 $10.4                 43%
         Cost of Equipment Sales                          11.1                   9.3                   1.8                 19
         Sales & Advertising                              10.5                   8.4                   2.1                 25
         General & Administrative                          9.5                   9.4                   0.1                  1
         Depreciation & Amortization                      27.4                  24.6                   2.8                 11


         As of January 1999, as a result of the completion of the integration of the ARDIS acquisition and the achievement of certain related cost synergies, the Company ceased to report separate company information for ARDIS. Consequently, ARDIS costs are no longer distinguished from those of the remaining business, and, therefore the discussion of the three and six months ended June 30, 1999 reflects the costs of the consolidated entity.

         Cost of service and operations for the three and six months ended June 30, 1999, which includes costs to support subscribers and to operate the network, was $16.5 million and $34.4 million, respectively, compared to $16.2 and $24.0 million during the same periods in 1998. As a percentage of total revenues, cost of service and operations was 72% for both the second quarter of 1999 and 1998, and 80% and 74% for the six month period ended June 30, 1999 and 1998, respectively. The increase in cost of service and operations was primarily attributable to (i) additional headcount, primarily as a result of the ARDIS acquisition, (ii) increased communication charges associated with increased service usage and costs to support the ARDIS terrestrial network, (iii) system and base station maintenance to support the ARDIS terrestrial network, (iv) site rental costs associated with the terrestrial network, and (v) incremental Year 2000 costs. As a percentage of revenue, cost of service and operations has increased as a result of the variable costs incurred within the ARDIS terrestrial network, such as site rent and telecommunications costs.

         The cost of equipment sold increased $1.2 million or 22% from $5.4 million for the second quarter of 1999, and $1.8 million or 20% from $9.3 million for the six month period ended June 30, 1999. This increase was primarily attributable to the increase in the volume of sales of the various data products and warranty costs thereon.

         Sales and advertising expenses were $5.7 million and $10.5 million for the three and six months ended June 30, 1999, respectively, compared to $5.4 million and $8.4 million during the same periods in 1998. Sales and advertising expenses as a percentage of revenue were 25% and 24% in the second quarter and first half of 1999, respectively, as compared to 24% and 26% during the same periods in 1998. The 25% increase in sales and advertising expenses from the first six months of 1998 to the first six months of 1999 was primarily attributable to (i) increased headcount costs resulting from the ARDIS acquisition and (ii) costs associated with the launch of a new service offering ("eLink(sm)").

         General and administrative expenses were $4.7 million and $9.5 million for the three and six months ended June 30, 1999, respectively, compared to $5.8 million and $9.4 million during the same periods in 1998. General and administrative expenses as a percentage of revenue were 21% and 22% in the second quarter and first half of 1999, respectively, as compared to 26% and 29% during the same periods in 1998. The $1.1 million decrease in general and administrative expenses quarter over quarter for 1999 compared to 1998 was primarily attributable to (i) reduced headcount costs related to integrating the ARDIS organization into the Company and the resulting elimination of certain positions, (ii) one-time costs incurred in the second quarter of 1998 associated with the ARDIS integration, and (iii) a decrease in expenses associated with outside legal and regulatory counsel.

         Depreciation and amortization expenses were $13.6 million and $27.4 million for the three and six months ended June 30, 1999, respectively, compared to $14.5 million and $24.6 million during the same periods in 1998. Depreciation and amortization expenses as a percentage of revenue were 60% and 64% in the second quarter and first half of 1999, respectively, as compared to 65% and 76% during the same periods in 1998. The $2.8 million increase in depreciation and amortization expense for the six months ended June 30, 1999, was primarily attributable to the ARDIS assets acquired and the amortization of intangibles acquired in the ARDIS acquisition.

         Interest and other income was $2.0 million and $3.7 million for the second quarter and first half of 1999, respectively, compared to $1.6 million and $1.7 million during the same periods in 1998. The increase was primarily a result of (i) interest earned on certain required escrows established with the proceeds from the Senior Notes in March 1998 and (ii) interest earned on the XM

Note Receivable (as defined below) issued in January 1999. The Company incurred $32.8 million of interest expense in the first six months of 1999 compared to $22.3 million in the same period of 1998, reflecting (i) interest expense on the Senior Notes at 12.25%, offset by lower debt balances on the Company's bank loans (comprising the Term Loan Facility and the Revolving Credit Facility) and
(ii) the amortization of debt discount, prepaid interest and debt offering costs in the amount of $9.2 million in the first six months of 1999, compared to $7.4 million in the first six months of 1998. It is anticipated that interest costs will continue to be significant as a result of the Senior Notes and as a result of the borrowings under the New Bank Financings. See "Liquidity and Capital Resources".

         Net capital expenditures for the first half of 1999 and 1998 for property and equipment were $5.6 million. Expenditures consisted primarily of assets necessary to continue the build outs of the Company's Network.

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

         On March 31, 1998, AMSC Acquisition Company, Inc. ("Acquisition Company"), a wholly-owned subsidiary of the Company, issued $335 million of units consisting of 12 1/4% Senior Notes due 2008 (the "Senior Notes"), and one warrant to purchase 3.75749 shares of Common Stock of the Company for each $1,000 principal amount of Notes (the "Warrants"), and also restructured its existing bank financing (the "New Bank Financing"). The New Bank Financing of $200 million consists of a $100 million unsecured five-year reducing Revolving Credit Facility maturing March 31, 2003 and a $100 million five-year Term Loan Facility with up to three additional one-year extensions subject to lender approval. As of June 30, 1999, the Company had $28.0 million available for borrowing under the Revolving Credit Facility. Additionally, Motorola has agreed to provide the Company with up to $10 million of vendor financing (the "Vendor Financing Commitment"), which is available to finance up to 75% of the purchase price of additional base stations needed to meet buildout requirements under certain customer contracts. As of June 30, 1999, $4.8 million was outstanding under this facility.

         In connection with the New Bank Financing, each of Hughes Electronics Corporation, Singapore Telecommunications Ltd. and Baron Capital Partners, L.P. (collectively, the "Bank Facility Guarantors") extended separate guarantees of the obligations of each of the Acquisition Company and the Company to the Banks, which on a several basis aggregated to $200 million. In their agreement with each of the Acquisition Company and the Company (the "Guarantee Issuance
Agreement"),  the Bank  Facility  Guarantors  agreed  to make  their  guarantees available for the New Bank Financing. In exchange for the additional risks undertaken by the Bank Facility Guarantors in connection with the New Bank Financing, the Company agreed to compensate the Bank Facility Guarantors, principally in the form of 1 million additional warrants and re-pricing of 5.5 million warrants previously issued (together, the "Guarantee Warrants"). The Guarantee Warrants were issued with an exercise price of $12.51 and were valued at approximately $17.7 million. On March 29, 1999, the Bank Facility Guarantors agreed to eliminate certain covenants contained in the Guarantee Issuance Agreement relating to earnings before interest, depreciation, amortization and taxes ("EBITDA") and service revenue. In exchange for this elimination of covenants, the Company agreed to re-price their Guarantee Warrants, effective April 1, 1999, from $12.51 to $7.50. The value of the repricing was approximately $1.5 million. As of June 30, 1999, the Company had outstanding borrowings of $100 million of the Term Loan Facility at 5.5%, and $72 million under the Revolving Credit Facility at rates ranging from 5.6875% to 5.8125%.

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

     On August 3, 1999, the Company raised $116 million, net of underwriting discounts and expenses, through the issuance of 7.0 million shares of its common stock in a public offering. Of the net proceeds, $58 million was used to pay down a portion of the Term Loan Facility, and is not available for re-borrowing. The remainder of the net proceeds were used to pay down a portion of the Revolving Credit Facility, which will be available for re-borrowing as needed for general working capital purposes. As a result of the partial pay down of the Term Facility, the Company will record an extraordinary loss on extinguishment of debt of approximately $12.1 million in the third quarter of 1999, which reflects the write-off, on a pro-rata basis, of Guarantee Warrants and fees associated with the placement of the New Bank Financing. Additionally, it is anticipated that a portion of the interest rate swap agreement, discussed above, will be released to the Company, resulting in additional cash flow to the Company.

     As a result of the automatic application of certain adjustment provisions following the issuance of the 7.0 million shares, the exercise price of the Guarantee Warrants was reduced to $7.3571 per share and the Guarantee Warrants became exercisable for an additional 126,246 shares. Additionally, the exercise price of the warrants associated with the Senior Notes was reduced to $12.28 per share and the aggregate number of shares issuable upon the exercise of such warrants was increased by 24,291 shares. The additional Guarantee Warrants and repricing were valued at $2.4 million, and the additional Senior Notes warrants and repricing were valued at $440,000 and will be recorded as an additional debt discount in the third quarter.

     Cash used in operating activities was $31.4 million for the first six months of 1999 compared to $32.4 million for the comparable period in 1998. The decrease in cash used in operating activities was primarily attributable to (i) approximately $3.7 million of increased operating losses before depreciation, primarily as a result of additional net expenses incurred as a result of the ARDIS acquisition and Year 2000 compliance programs, offset by (ii) increases in net working capital resulting primarily from increased data service equipment revenues and timing of accounts payable. Cash used in investing activities was $30.8 for the first six months of 1999 compared to $198.9 million for the same period in 1998, representing the acquisition of ARDIS in March 1998, and the funding of certain escrows required in connection with the Acquisition and issuance of Senior Notes, offset by the issuance in January 1999 of the XM Radio Note Receivable (as defined below). Cash provided by financing activities was $61.2 million in the first six months of 1999 as compared to $228.1 million during the same period in 1998 reflecting the issuance of the Senior Notes in March 1998, offset by the repayment of other long-term debt in the first six months of 1998, and the proceeds from the issuance of the Baron XM Radio Convertible Note (as defined below) and draws under the New Bank Financing in the first quarter of 1999. Proceeds from the sale of Common Stock were $2.9 million and $236,000 for the first six months of 1999 and 1998, respectively. This $2.7 million increase was primarily related to the exercise of employee options. Payments on long-term debt and capital leases were $3.0 million and $16.2 million for the first six months of 1999 and 1998, respectively. In addition, the Company incurred $220,000 of debt issuance costs in the first six months of 1999, as compared to $15.0 million in the first six months of 1998, which resulted from the placement of the Senior Notes and amendments to the New Bank Financing. As of June 30, 1999, the Company had $1.3 million of cash and cash equivalents, working capital of $17.7 million, $12.5 million of securities, and $41.0 million of current investments restricted for the payment of interest.

         The Company has arranged the financing of certain trade payables, and as of June 30, 1999, $1.5 million of deferred trade payables were outstanding at rates ranging from 6.10% to12.0% and are generally payable by the end of 1999.

     The Company's current operating assumptions and projections, which reflect management's best estimate of subscriber and revenue growth and operating expenses, indicate that anticipated capital expenditures, operating losses, working capital and debt service requirements through 1999 and beyond, can be met by cash flows from operations, the net proceeds from the issuance of common stock in August 1999, the net proceeds from the sale of the Senior Notes and Warrants, together with the borrowings under the New Bank Financing and the Vendor Financing Commitment; however, the Company's ability to meet its projections is subject to numerous uncertainties and there can be no assurance that the Company's current projections regarding the timing of its ability to achieve positive operating cash flow will be accurate, and if the Company's cash requirements are more than projected, the Company may require additional financing in amounts which may be material. The type, timing and terms of financing selected by the Company will be dependent upon the Company's cash needs, the availability of other financing sources and the prevailing conditions in the financial markets. There can be no assurance that any such sources will be available to the Company at any given time or available on favorable terms.


         XM Radio
         --------

         The Company has an investment in XM Radio, which is one of two entities awarded a license by the FCC to provide satellite-based Digital Audio Radio Service ("DARS") throughout the United States. XM Radio is currently engaged in efforts to construct its satellite system. The Company is not required to provide any additional funding to XM Radio.

     On January 15, 1999, the Company issued to Baron Asset Fund ("Baron") a $21.5 million note convertible into shares of XM Radio common stock (the "Baron XM Radio Convertible Note"). The Company subsequently loaned approximately $21.4 million to XM Radio in exchange for XM Radio common stock and a note convertible into XM Radio shares (the "XM Radio Note Receivable"). The Baron XM Radio Convertible Note ranks subordinate to all other debt securities of the Company and is fully collateralized by approximately one-half of the shares received by the Company as a result of this transaction. The XM Radio Note Receivable is a non-recourse note collateralized by the additional XM Radio shares that would be received by the Company upon conversion of the note. The XM Radio Note Receivable earns interest at LIBOR plus 5% and is due on December 31, 2004, unless extended, in certain circumstances if XM Radio issues high yield debt securities, and the Baron XM Radio Convertible Note accrues interest at the rate of 6% annually, with all payments deferred until maturity, December 31, 2004, or extinguished upon conversion. The Company has the option to satisfy the Baron XM Radio Convertible Note by tendering the shares into which it would have been convertible in lieu of any cash payments. The Company's June 30, 1999 consolidated condensed balance sheet reflects management's estimate of the fair value of the XM Radio Note Receivable and Baron XM Radio Convertible Note. Changes in the fair value of the XM Radio Note Receivable and Baron XM Radio Convertible Note are reflected in the accompanying statement of operations as unrealized losses on note receivable from XM Radio ($9.9 million for the six-months ended June 30, 1999) and unrealized gain on note payable to related party ($10.0 million for the six-months ended June 30, 1999), respectively. In the future, the Company expects to continue to record in its financial statements the Baron XM Radio Convertible Note at its estimated fair value.


         Commitments
         -----------

     At June 30, 1999, the Company had remaining contractual commitments to purchase both mobile data terminal inventory and mobile telephone inventory in the maximum amount of $1.6 million during the remainder of 1999. Additionally, the Company had remaining contractual commitments for the development and production of certain next generation data terminals of approximately $26.3 million, subject to final pricing negotiations, over a three-year period, with delivery starting in the second half of 1999. The Company has the right to terminate the research and development and inventory commitment by paying cancellation fees of between $1 million and $2.3 million, depending on when the termination option is exercised during the term of the contract. The Company also has the right to terminate the inventory commitment by incurring a cancellation penalty representing a percentage of the unfulfilled portion of the contract. The Company has also contracted for the purchase of $26.2 million of next generation wireless data terminals to be delivered beginning in the third quarter of 1999. The contract contains a 50% cancellation penalty.

         All wholly owned subsidiaries of the Company are subject to financing agreements that limit the amount of cash dividends and loans that can be advanced to the Company. At June 30, 1999, all of these subsidiaries' net assets were restricted under these agreements. These restrictions will have an impact on the Company's ability to pay dividends.

         Regulation
         -----------

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

         The Company's Year 2000 Readiness Program uses the phased approach that is common in its industry. The Awareness, Inventory and Assessment phases have been completed, and American Mobile is at various stages of the Renovation, Validation/Test and Implementation/Rollout phases, depending on the particular system involved.

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

         The total cost of American Mobile's Year 2000 Readiness Program was approximately $2.4 million in 1998. Expenditures for the Year 2000 Readiness Program in 1999 are estimated to be up to $6.6 million, of which $3.3 million was incurred as of June 30, 1999. Some of these costs, including the purchase of software upgrades and consulting services, are expensed as incurred while other costs, such as hardware purchases, are being treated as capital expenditures.

         The estimated cost and date on which American Mobile believes its network will be Year 2000 Ready are management's best estimates. However, there is no guarantee that the Company will achieve these results and actual results could differ materially from those anticipated. Some of American Mobile's critical business systems depend significantly on software programs and third party services that are not within the Company's control. Failure to solve Year 2000 errors within American Mobile's critical business systems could result in possible service outages, miscalculations or disruption of operations that could have a material impact on the Company's business. Because of the Company's heavy dependence on software, some Year 2000 problems may not be found or the remediation efforts may introduce new bugs that are not identified before they impact operations. This applies to both COTS software and custom software.

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

         Accounting Standards
         --------------------

         In June 1998, FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires the recognition of all derivatives as either assets or liabilities measured at fair value. In June 1999, FASB issued Statement N. 147, which defers the effective date of Statement No. 133 until fiscal quarters beginning after June 15, 2000. The Company does not believe that the adoption of this statement will have a material impact on its financial position and results.

         In March 1999, FASB issued an Exposure Draft on an Interpretation of Accounting Principles Board Opinion No. 25 - Accounting for Certain Transactions involving Stock Compensation. This proposed Interpretation would make it more likely that expense would be required to be recognized in the case of, among other things, stock (including stock options) issued to non-employee members of an entity's board of directors. The Company has assessed the impact of this proposed Interpretation and does not believe that adoption of this Interpretation would have a material impact on its financial position and results.

                           PART II - OTHER INFORMATION
                           ---------------------------

           Item 4. Submission of Matters to a Vote of Security Holders
           -----------------------------------------------------------

         (a) At the annual meeting of the stockholders of AMSC held on May 26, 1999, the matters described under (b) and (c) below were voted upon.

         (b)  The  following   nominees,   constituting  all  of  the  Company's
directors, were elected to the Company's board of directors:

                                                    Individual
                                     Votes For    Votes Withheld    Withheld
                                     ---------    --------------    --------

         Douglas I. Brandon          27,241,534       101,040         128,645
         Pradeep P. Kaul             27,145,614       196,960         224,565
         Billy J. Parrott            27,340,005         2,569          30,174
         Gary M. Parsons             27,342,521            53          27,658
         Walter V. Purnell, Jr.      27,342,163           411          28,016
         Andrew A. Quartner          27,195,838       146,736         174,341
         Jack A. Shaw                27,342,574             0          27,605
         Roderick M. Sherwood, III   27,342,574             0          27,605
         Michael T. Smith            27,143,809       198,765         226,370

          (c)(1)  The  vote  on  the  ratification  of  Arthur  Andersen  LLP as independent accountants for the Company for 1999 was 27,343,228 for, 10,848 against, 16,103 abstaining.

              (2) The vote on the approval of amendments to the Company's Stock Option Plan for Non-Employee Directors was 26,985,117 for, 324,971 against, 60,091 abstaining.

         Item 6. Exhibits and Reports on Form 8-K
         ----------------------------------------

(a)      Exhibits
           3.2 - Amended and Restated Bylaws of American Mobile Satellite Corporation (as amended and restated effective May 26, 1999) (incorporated by reference to Exhibit 3.2 to the Company's registration statement on Form S-3, Registration No. 333-81459).

          10.9a  -  1999  Stock  Option  Plan  for  Non-Employee  Directors  (as
                    amended  and  restated   effective   May  26,  1999)  (filed
                    herewith).

          11.1   -  Computations of Earnings Per Common Share (filed herewith)

          27.0   -  Financial Data Schedule (filed herewith)

(b)      Current Reports on Form 8-K

         On June 9, 1999, the Company filed a Current Report on Form 8-K, in response to Item 5- Other Events, reporting that the Company entered into an Exchange Agreement with WorldSpace, Inc. and XM Satellite Radio Holdings Inc.

         On July 9, 1999, the Company filed a Current Report on Form 8-K, in response to Item 2- Acquisition or Disposition of Assets and Item 7-Financial Statements and Exhibits, reporting the acquisition by the Company of interests in XM Satellite Radio Holdings Inc. then held by XM Ventures, a trust established by WorldSpace, Inc. The Form 8-K included the following financial information:

                  (a) unaudited pro forma Company balance sheet data as of March 31, 1999 and pro forma Company statement of operations data for the quarter ended March 31, 1999 and the year ended December 31, 1998;

                  (b) audited financial statements of the Company for the years ended December 31, 1996, 1997 and 1998, and unaudited interim financial statements of the Company for the quarters ended March 31, 1998 and 1999; and

                  (c) audited financial statements of XM Satellite Radio Holdings Inc. for the years ended December 31, 1997 and 1998 and the period from December 15, 1992 (date of inception) to December 31, 1998, and unaudited interim financial statements of XM Satellite Radio Holdings Inc. for the quarters ended March 31, 1998 and 1999 and the period from December 15, 1992 to March 31, 1999.

         On July 26, 1999, the Company filed a Current Report on Form 8-K, in response to Item 5- Other Events, reporting that the Company's subsidiary, XM Satellite Radio Holdings Inc., filed a registration statement on Form S-1 with the Securities and Exchange Commission, and reporting the Company's second quarter results.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               AMERICAN MOBILE SATELLITE CORPORATION
                               (Registrant)





Date:   August 16, 1999        /s/Walter V. Purnell, Jr.
                               -------------------------------------------
                               Walter V. Purnell, Jr.
                               President and Chief Executive Officer


                               /s/W. Bartlett Snell
                               -------------------------------------------
                               W. Bartlett Snell
                               Senior Vice President and Chief Financial Officer
                                (principal financial and accounting officer)

                                  EXHIBIT INDEX



Number       Description

3.2      -          Amended and  Restated  Bylaws of American  Mobile  Satellite
                    Corporation (as amended and restated effective May 26, 1999)
                    (incorporated  by reference to Exhibit 3.2 to the  Company's
                    registration   statement  on  Form  S-3,   Registration  No.
                    333-81459).

10.9a    -          1999  Stock  Option  Plan  for  Non-Employee  Directors  (as
                    amended  and  restated   effective   May  26,  1999)  (filed
                    herewith).

11.1     -          Computations of Earnings Per Common Share (filed herewith)

27.0     -          Financial Data Schedule (filed herewith)