Form 10-Q
period 1999-09-30
AMERICAN MOBILE SATELLITE CORP
filed 1999-11-15
CIK 913665

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999
                         Commission file number 0-23044

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares of Common Stock outstanding at October 31, 1999: 48,496,077

                                      PART I - FINANCIAL INFORMATION
                                      Item 1.  Financial Statements

                          American Mobile Satellite Corporation and Subsidiaries

                               Consolidated Condensed Statements of Operations
                               -----------------------------------------------
                                                 (Unaudited)

                                                                      Three Months Ended           Nine Months Ended
                                                                        September 30,                September 30,
                                                                        -------------                -------------
                                                                  1999               1998         1999            1998
                                                                  ----               ----         ----            ----
                                                                             (in thousands, except per share data)

REVENUES
  Services                                                    $  17,290         $  17,661       $50,076         $40,749
  Sales of equipment                                              5,680             4,141        15,997          13,485
                                                                 ------            ------        ------          ------
  Total Revenues                                                 22,970            21,802        66,073          54,234

COSTS AND EXPENSES
  Cost of service and operations                                 17,287            15,545        51,673          39,498
  Cost of equipment sold                                          6,045             4,826        17,167          14,122
  Sales and advertising                                           5,548             5,429        16,018          13,855
  General and administrative                                     13,119             4,514        22,596          13,918
  Depreciation and amortization                                  14,911            13,864        42,315          38,484
                                                                 ------            ------        ------          ------

  Operating Loss                                                (33,940)          (22,376)      (83,696)        (65,643)

INTEREST EXPENSE                                                (18,136)          (15,504)      (50,957)        (37,848)
INTEREST AND OTHER INCOME                                           990             1,582         4,622           3,330
UNREALIZED LOSS ON NOTE RECEIVABLE FROM
  XM RADIO                                                           --                --        (9,919)             --
UNREALIZED (LOSS) GAIN ON NOTE PAYABLE TO
  RELATED  PARTY                                                 (2,807)               --         7,229              --
EQUITY IN LOSS OF XM RADIO                                           --            (3,086)       (6,692)         (9,618)
                                                                -------            -------       -------         -------

LOSS BEFORE EXTRAORDINARY ITEM                                  (53,893)          (39,384)     (139,413)       (109,779)

EXTRAORDINARY LOSS ON EXTINGUISHMENT OF
DEBT                                                            (12,132)               --       (12,132)             --
                                                                --------          -------      ---------        --------

  NET LOSS                                                     $(66,025)         $(39,384)    $(151,545)      $(109,779)
                                                                ========          =======      =========        ========

Basic and Diluted Loss Per Share of common stock before
  extraordinary item                                          $   (1.18)        $  ( 1.24)       $(3.79)         $(3.71)
Basic and Diluted Loss Per Share Extraordinary item           $   (0.27)              ---        $(0.33)            ---
Basic and Diluted Net Loss Per Share of common stock          $   (1.45)        $   (1.24)       $(4.12)         $(3.71)

Weighted-average common shares outstanding during the
  period                                                         45,421            31,773        36,740          29,604


See notes to consolidated condensed financial statements.

                          American Mobile Satellite Corporation and Subsidiaries
                                   Consolidated Condensed Balance Sheets
                                                (Unaudited)

                                                                            September 30,    December 31,
                                                                            -------------    ------------
                                                                                 1999            1998
                                                                                 ----            ----
                                                                                    (In thousands)
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                 $  61,431         $   2,285
  Inventory                                                                    19,597            18,593
  Prepaid in-orbit insurance                                                    4,830             3,381
  Accounts receivable-- net                                                    18,062            15,325
  Restricted short-term investments                                            41,038            41,038
  Other current assets                                                         17,401            13,231
                                                                              -------           -------
         Total current assets                                                 162,359            93,853
PROPERTY & EQUIPMENT-- net                                                    220,478           246,553
SYSTEM UNDER CONSTRUCTION                                                     279,549                --
GOODWILL & INTANGIBLES-- net                                                   85,533            53,235
RESTRICTED INVESTMENTS                                                         50,308            67,199
DEFERRED CHARGES & OTHER ASSETS-- net                                          31,740            28,954
                                                                              -------          --------
         Total assets                                                       $ 829,967          $489,794
                                                                              =======          ========
                       LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
  Accounts payable & accrued expenses                                       $  58,790         $  33,797
  Obligations under capital leases due within one year                          2,854             5,971
  Vendor financing due to related party within one year                         1,715               543
  Deferred trade payables due within one year                                   6,094             4,498
  Other current liabilities                                                        --               162
                                                                               ------            ------
         Total current liabilities                                             69,453            44,971
LONG-TERM LIABILITIES
  Obligations under  Bank Financing                                            72,000           132,000
  Obligations under Senior Notes, net of discount                             327,351           327,147
  Series A subordinated convertible notes of  XM Radio
     and accrued interest thereon                                             256,258                --
  Capital lease obligations                                                     5,034             5,824
  Net assets acquired in excess of purchase price                               1,507             2,028
  Vendor financing due to related party                                         2,438             1,069
  Convertible note payable to related party, at fair value                     15,188                --
  Deferred trade payables                                                          --               620
  Investment in XM Radio                                                           --            12,618
  Other long-term liabilities                                                   1,906               540
                                                                              -------           -------
         Total long-term liabilities                                          681,682           481,846
                                                                              -------           -------
         Total liabilities                                                    751,135           526,817

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock                                                                  --                --
  Common Stock                                                                    485               322
  Additional paid-in capital                                                  763,318           508,084
  Deferred compensation                                                        (5,431)           (1,528)
  Common Stock purchase warrants                                               63,397            59,108
  Unamortized guarantee warrants                                              (22,061)          (33,678)
  Cumulative loss                                                            (720,876)         (569,331)
                                                                             ---------         ---------
         Total stockholders' equity (deficit)                                  78,832           (37,023)
                                                                               ------           --------
         Total liabilities and stockholders' equity (deficit)                $829,967          $489,794
                                                                             ========          ========

See notes to consolidated condensed financial statements.

                          American Mobile Satellite Corporation and Subsidiaries
                              Consolidated Condensed Statements of Cash Flows
                                                (Unaudited)

                                                            Nine Months Ended
                                                               September 30,
                                                               -------------
                                                           1999            1998
                                                           ----            ----
                                                              (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                ($151,545)     ($109,779)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Amortization of guarantee warrants, debt discount
    and issuance costs                                     13,151         11,622
  Depreciation and amortization                            42,315         38,484
  Extraordinary loss on extinguishment of debt             12,132             --
  Equity in loss of XM Radio                                6,692          9,618
  Net unrealized loss on marketable securities              2,690             --
  Changes in assets and liabilities:
    Inventory                                              (1,004)         3,938
    Prepaid in-orbit insurance                             (1,449)          (266)
    Trade accounts receivable                              (5,395)         2,126
    Other current assets                                   (7,629)           281
    Accounts payable and accrued expenses                  (9,778)       (12,558)
    Interest payable on Senior notes                       20,519         20,519
    Deferred trade payables                                   975         (5,330)
    Deferred items-- net                                      393              6
                                                           ------         ------
Net cash used in operating activities                     (77,933)       (41,339)
                                                           ------         ------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment                        (9,928)        (7,376)
System under construction                                 (75,579)            --
Purchase of XM Radio note receivable                      (21,419)            --
XM Radio Acquisition costs                                   (788)            --
Acquisition of ARDIS                                           --        (51,440)
Purchase of long-term, restricted investments              (3,613)      (143,312)
                                                          -------        -------
Net cash used in investing activities                    (111,327)      (202,128)
                                                          -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Common Stock                    121,974            412
Principal payments under capital leases                    (4,421)        (2,541)
Principal payments under Vendor Financing                    (861)            --
Proceeds from Bank Financing                               52,000         39,000
Proceeds from Series A subordinated convertible
    notes of XM Radio                                     250,000             --
Repayment of Term loan                                    (59,000)            --
Repayment of XM Radio bank loan                               (73)            --
Repayment of WorldSpace loan by XM Radio                  (75,000)            --
Repayments on Revolver                                    (53,000)            --
Proceeds from reduction of interest rate swap               6,009             --
Proceeds from note payable to related party                21,500             --
Repayment of Bank Financing                                    --       (100,000)
Proceeds from bridge financing                                 --         10,000
Repayment of bridge financing                                  --        (10,000)
Payments on long-term debt                                     --         (4,933)
Proceeds from Senior Notes and Stock Purchase Warrants         --        335,000
Debt issuance costs & deferred charges                    (10,722)       (14,982)
                                                           ------         ------
Net cash provided by financing activities                 248,406        251,956
                                                          -------        -------
Net increase in cash and cash equivalents                  59,146          8,489
CASH AND CASH EQUIVALENTS, beginning of period              2,285          2,106
                                                          -------        -------
CASH AND CASH EQUIVALENTS, end of period                  $61,431        $10,595
                                                          =======        =======

See notes to consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                    Item 1. Financial Statements (continued)
             American Mobile Satellite Corporation and Subsidiaries
              Notes to Consolidated Condensed Financial Statements
                               September 30, 1999
                                   (Unaudited)

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

     In addition to its core wireless communications business, American Mobile has a controlling interest in XM Satellite Radio Holdings Inc., a development stage company. On July 7, 1999, the Company acquired certain debt and equity interests in XM Satellite Radio Holdings Inc., then owned by WorldSpace, Inc., in exchange for approximately 8.6 million shares of the Company's stock ( the "XM Acquisition"). XM Satellite Radio Holdings Inc., through its subsidiary XM Satellite Radio Inc. (together with XM Satellite Radio Holdings Inc., "XM Radio"), is one of two entities awarded a license by the FCC to provide satellite-based Digital Audio Radio Service ("DARS") throughout the United States. XM Radio is currently engaged in efforts to construct its satellite system. As a result of the XM Acquisition, XM Radio's financial results for the period July 7, 1999 through September 30, 1999 have been included in the Company's Consolidated Condensed Financial Statements. Prior to July 7, 1999, the Company's investment in XM Radio was accounted for pursuant to the equity method of accounting. See Note 3-Purchase of XM Radio and Note 9-Subsequent events regarding XM Radio's initial public offering.

2. Significant Accounting Policies

Basis of Presentation

     The unaudited consolidated condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the Company believes that the disclosures made are adequate to not make the information misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's filings and the filings of XM Radio with the Securities and Exchange Commission.

     The consolidated balance sheet as of September 30, 1999, and the consolidated statements of operations for the three and nine months ended
September 30, 1999 and 1998, and the cash flows for the nine months ended September 30, 1999 and 1998, have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999, and for all periods presented have been made. As a result of the XM Acquisition and pursuant to generally accepted accounting principles, the balance sheet at December 31, 1998, the statement of operations for the three and nine months ended September 30, 1998, and the statement of cash flow for the nine months ended September 30, 1998, have been restated to record the Company's portion of the losses from XM Radio which had been previously suspended under the equity method of accounting. The effect of this restatement was to increase the Company's previously reported net loss for the three and nine months ended September 30, 1998 from $36.3 million to $39.4 million and from $100.5 million to $109.8 million respectively. The loss per share increased from $1.14 to $1.24 for the three months ended September 30, 1998 and from $3.39 to $3.71 for the nine months ended September 30, 1998.

     Certain amounts from prior years have been reclassified to conform to current year presentation.

Net Loss Per Share


     Basic and diluted loss per common share is based on the weighted-average number of shares of Common Stock outstanding during the period. Stock options and common stock purchase warrants are not reflected since their effect would be antidilutive. As of September 30, 1999, there were approximately 5.6 million options and warrants that would have been included in this calculation had the effect not been antidilutive.

Comprehensive Income

     SFAS No. 130, "Reporting of Comprehensive Income," requires "comprehensive income" and the components of "other comprehensive income" to be reported in the financial statements and/or notes thereto. Since the Company does not have any components of "other comprehensive income," reported net income is the same as "comprehensive income" for the three and nine months ended September 30, 1999 and 1998.

Segment Disclosures

     In accordance with SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has two operating segments: wireless communications and satellite-based digital audio radio service. The Company provides wireless communications services within North America, the Caribbean, and U.S. coastal waters. All revenues are derived from customers within the United States. XM Radio is in the process of constructing its satellite system to provide digital radio programming transmitted from satellites to vehicles, homes, and portable radios. XM Radio is currently in the development stage and thus has no revenue generating operations. The following summarizes the Company's core wireless communications service and equipment revenue by major product lines:


                                    Revenue for the           Revenue for the
                                      Three Months           Nine Months Ended
                                   Ended September 30,         September 30,
                                    1999         1998         1999         1998
                                                        (in millions)
Voice Service                     $  3.5      $   3.9         $9.7       $  10.6
Data Service                        12.6         12.8         36.9          27.3
Equipment                            5.7          4.1         16.0          13.5
Capacity Resellers and Other         1.2          1.0          3.5           2.8


Recently Adopted Accounting Pronouncements

     In June 1998, FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires the recognition of all derivatives as either assets or liabilities measured at fair value. This statement is effective for the year ending December 31, 2000. In June 1999, FASB issued Statement No. 137, which defers the effective date of Statement No. 133 until fiscal quarters beginning after June 15, 2000. The Company does not believe that the adoption of this statement will have a material impact on its financial position, results of operations and cash flows.

Concentration of Credit Risk

     For the nine months ended September 30, 1999, four customers accounted for approximately 29% of the Company's service revenue, with one of those customers representing approximately 14%.

Other

     The Company paid approximately $6.2 million and $7.6 million in the nine-month periods ended September 30, 1999 and 1998, respectively, to related parties for capital assets, service-related obligations, and payments under pre-existing financing agreements. There were no payments from related parties in the nine-month period ended September 30, 1999, as compared to $4.3 million for communication services and equipment purchases in the nine-month period ended September 30, 1998. Total indebtedness to related parties as of September 30, 1999 approximated $19.8 million.

3. Purchase of XM Radio

     On  July 7,  1999,  the  Company  acquired  WorldSpace's  debt  and  equity interests in XM Radio, other than a $75 million loan from WorldSpace to XM Radio, in exchange for approximately 8.6 million shares of the Company's common stock. The total consideration given for the purchase of XM Radio was $129 million. The Company also incurred approximately $0.9 million for certain acquistion related expenses. In conjunction with the XM Acquisition, XM Radio was recapitalized and issued an $82 million convertible note receivable to the Company. This note is convertible into Class B common shares of XM Radio. Concurrently with this transaction, XM Radio issued $250 million of Series A subordinated convertible notes to several new strategic and financial investors, including General Motors Corporation, Clear Channel Investments, DIRECTV, Telcom Ventures, Columbia Capital and Madison Dearborn Partners. XM Radio used $75 million of the proceeds from these notes to repay the outstanding loan payable to WorldSpace. As a result of these transactions, the Company owned all of the issued and outstanding stock of XM Radio as of July 7, 1999.

     On October 8, 1999, XM Radio consummated an initial public offering of 10.2 million shares of its Class A Common Stock. As a result of this transaction, the Company's convertible notes were converted into additional shares of XM Radio Class B stock and the Company's voting interest in XM Radio was reduced to 62.3% and its economic interest in XM Radio was reduced to 30.5% (in each case, excluding shares of XM Radio Class B stock owned by the Company but pledged to Baron Asset Fund in connection with the transaction described in Note 5 below). See Note 9- Subsequent Events.

     Prior to July 7, 1999, the Company's proportionate share of XM Radio's losses have been included in the accompanying statement of operations pursuant to the equity method of accounting. In connection with the XM Acquisition and in accordance with generally accepted accounting principles, the Company was required to restate its financial statements for the year ended December 31, 1998 and for the quarter ended March 31, 1999 to record its share of XM Radio losses previously suspended under the equity method of accounting. This resulted in the Company recording additional losses of approximately $12.6 million for the year ended December 31, 1998, and $3.5 million for the quarter ended March 31, 1999. The acquisition was accounted for under the purchase method of accounting for business combinations. The purchase price was preliminary assigned to the assets and liabilities of XM Radio based on their estimated fair values on the date of the acquisition. The Company's preliminary estimate of the excess of the purchase price over the fair market value of the net assets acquired is $34 million. The Company has not yet specifically identified amounts to assign to certain intangibles and licenses; changes in the amounts allocated to such assets could result in changes to the amount of goodwill recorded. A preliminary amortization period of fifteen years has been selected, which is expected in all material respects to be representative of the amortization expense that will result from the ultimate allocation to the specific intangible assets. The results of XM Radio are included in the consolidated condensed financial statements as of the effective date of the acquisition, July 7, 1999 through September 30, 1999.

     On a pro forma basis, assuming the XM Acquisition had been consummated on January 1 of each of the periods presented, the following results would have been reflected. The pro forma results are based on historical information and do not necessarily reflect the actual results that would have occurred if the combination occurred at the beginning of each year presented, nor reflects the future results of the combined entity.



                                            Nine Months            Nine Months
                                               Ended                  Ended
                                            September 30,          September 30,
                                               1999                   1998
                                            -------------          -------------
 Revenues                                     $66,073                $54,234
 Loss before extraordinary item              (142,222)              (113,854)
 Net Loss                                    (154,354)              (113,854)
 Loss per share                                 (3.62)                 (2.98)


4. Liquidity and Financing

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

     XM Radio is operated, managed, and funded separately from the Company. While the Company does not have any obligation or commitments to provide additional funding to XM Radio, and does not expect to provide such funding, it may choose to provide additional financing in the future. XM Radio will require significant additional financing in the future. XM Radio is currently exploring several financing arrangements, which may include selling debt or equity securities or obtaining loans from commercial banks or other financial institutions. The failure of XM Radio to obtain required financing could have a material adverse effect on the value of the Company's investment in XM Radio.

     On March 31, 1998, Acquisition Company issued $335 million of units consisting of 12 1/4% Senior Notes due 2008 (the "Senior Notes"), and one
warrant to purchase 3.75749 shares of Common Stock of the Company for each $1,000 principal amount of Senior Notes (the "Warrants"), and also restructured its existing bank financing (the "New Bank Financing"). The New Bank Financing consists of a $100 million unsecured five-year reducing Revolving Credit Facility maturing March 31, 2003 and a $100 million five-year Term Loan Facility with up to three additional one-year extensions subject to lender approval, a portion of which has been permanently reduced, as discussed below. Additionally, on March 29, 1999, the Bank Facility Guarantors (as defined in Item 2 under the caption "Liquidity and Capital Resources") agreed to eliminate certain covenants relating to the Company's future earnings before interest, taxes, depreciation, and amortization ("EBITDA") and service revenue. In exchange for this elimination of covenants, the Company agreed to reprice the Guarantee Warrants (as defined in Item 2 under the caption "Liquidity and Capital Resources"), effective April 1, 1999, from $12.51 to $7.50. The value of the repricing was approximately $1.5 million. As of September 30, 1999, the Company had $69.0 million available for borrowing under the Revolving Credit Facility. Additionally, Motorola has agreed to provide the Company with up to $10 million of vendor financing (the "Vendor Financing Commitment"), which is available to finance up to 75% of the purchase price of additional base stations needed to meet the Company's buildout requirements under certain customer contracts. As of September 30, 1999, $4.2 million was outstanding under this facility.

     On August 3, 1999, the Company raised $116 million, net of underwriting discounts and expenses, through the issuance of 7.0 million shares of its common stock in a public offering. Of these proceeds, approximately $59 million was used to pay down a portion of the Term Loan Facility, and is not available for re-borrowing. The remainder of the proceeds were used to pay down a portion of the Revolving Credit Facility, which will be available for re-borrowing as needed for general working capital purposes. As a result of the partial pay down of the Term Loan Facility, the Company recorded an extraordinary loss on extinguishment of debt of approximately $12.1 million, which reflects the write-off, on a pro-rata basis, of warrants held by certain shareholder guarantors of the New Bank Financing (the "Guarantee Warrants") and deferred financing fees associated with the placement of the New Bank Financing. There was no tax benefit recognized for the extraordinary loss because it increases the Company's current net loss position.

     As a result of the automatic application of certain adjustment provisions following the issuance of the 7.0 million shares in the public offering, the exercise price of the Guarantee Warrants was reduced to $7.3571 per share and the Guarantee Warrants became exercisable for an additional 126,246 shares.
Additionally,  the  exercise  price of the warrants  associated  with the Senior
Notes was reduced to $12.28 per share and the aggregate number of shares issuable upon the exercise of such warrants was increased by 24,291 shares. The additional Guarantee Warrants and repricing were valued at $2.4 million, and the additional Senior Notes warrants and repricing were valued at $440,000.

     On July 7, 1999 XM Radio issued $250 million of Series A subordinated convertible notes to several new strategic and financial investors including General Motors Corporation, Clear Channel Investments, DIRECTV, Telcom Ventures, Columbia Capital and Madison Dearborn Partners. The notes bear interest at a rate equal to six-month LIBOR plus 5% per annum, and mature on December 31, 2004, unless extended in certain circumstances if XM Radio issues high yield debt securities. The principal amount and all accrued interest is payable in a single installment on the maturity date or on the date of conversion. The notes and all accrued interest thereon are convertible into Class A Common Stock or Series A convertible preferred stock of XM Radio at a conversion price of $9.52 per share at the election of the note holders or upon the occurrence of certain events, including an initial public offering of a prescribed size of XM Radio shares. Subsequent to September 30, 1999, XM Radio completed its initial public offering, which triggered the conversion of these notes into 10.8 million shares of Series A convertible preferred stock and 16.2 million shares of Class A common stock. See Note 9- Subsequent events.

     XM Radio estimates that it will require in total approximately $1.1 billion from its inception through the commencement of commercial operations, which is targeted for the second quarter of 2001, to develop and implement the XM Radio system as well as to provide working capital needs. Including the funds raised in its initial public offering, XM Radio has raised $445 million to date, net of expenses and repayment of debt, through the issuance of debt and equity. The funds have been used to acquire its FCC license, make payments under its satellite contract and various other contractual commitments with vendors and strategic partners, as well as for working capital and operating expenses. Total capital expenditures from XM Radio's inception through September 30, 1999 were $228.4 million.

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

5. Baron XM Radio Convertible Note

     On January 15, 1999, the Company issued to Baron Asset Fund ("Baron"), a related party, a $21.5 million note convertible into shares of common stock of XM Radio (the "Baron XM Radio Convertible Note"). The Company subsequently loaned approximately $21.4 million to XM Radio in exchange for XM Radio common stock and a note convertible into XM Radio shares (the "XM Radio Note Receivable"). The Baron XM Radio Convertible Note ranks subordinate to all other debt securities of the Company and is fully collateralized by shares of XM Radio. The XM Radio Note Receivable is a non-recourse note. The XM Radio Note Receivable earns interest at LIBOR plus 5% and is due on December 31, 2004, unless extended, in certain circumstances if XM Radio issues high yield debt securities. Subsequent to September 30, 1999, XM Radio completed its initial public offering, which triggered the conversion of the XM Radio Note Receivable into 1.5 million shares of XM Radio Class B common stock. See Note 9- Subsequent events. The Baron XM Radio Convertible Note accrues interest at the rate of 6% annually, with all payments deferred until maturity, December 31, 2004, or extinguished upon conversion. The Company has the option to satisfy the Baron XM Radio Convertible Note by tendering the shares into which it would have been convertible in lieu of any cash payments.

     The  Company's  September  30, 1999  consolidated  condensed  balance sheet reflects management's estimate of the fair value of the Baron XM Radio Convertible Note. Changes in the fair value of the Baron XM Radio Convertible Note are reflected in the accompanying statement of operations as an unrealized gain or loss on note payable to related party ($2.8 million loss and $7.2 million gain for the three and nine-months ended September 30, 1999, respectively). Prior to the XM Acquisition, the Company also recorded the XM Radio Note Receivable at management's best estimate of its fair value, and as a result, recorded an unrealized loss on the XM Radio Note Receivable of $9.9 million for the six months ended June 30, 1999. As a result of the XM Acquisition, the XM Radio Note Receivable is eliminated in consolidation.

6. Legal and Regulatory Matters

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

     The Company has the necessary regulatory approvals, some of which are pursuant to special temporary authority, to continue its operations as currently contemplated. The Company has filed applications with the FCC and expects to file applications in the future with respect to the continued operations, change in operation and expansion of its network and certain types of subscriber equipment. Certain of its applications pertaining to future service have been opposed. While the Company, for various reasons, believes that it will receive the necessary approvals on a timely basis, there can be no assurance that the requests will be granted; granted on a timely basis or will be granted on conditions favorable to the Company. Any significant changes to the applications resulting from the FCC's review process or any significant delay in their approval could adversely affect the Company's financial position, results of operations and cash flows.

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

7. Commitments and Contingencies

     At September 30, 1999, the Company had remaining contractual commitments to purchase both mobile data terminal inventory and mobile telephone inventory in the maximum amount of $4.0 million during the remainder of 1999. Additionally, the Company had remaining contractual commitments for the development and production of certain next generation data terminals of approximately $32.1 million, subject to final pricing negotiations, over a three-year period, with delivery starting in the fourth quarter of 1999. The Company has the right to terminate the research and development and inventory commitment by paying cancellation fees of between $1.0 million and $2.3 million, depending on when the termination option is exercised during the term of the contract. The Company also has the right to terminate the inventory commitment by incurring a cancellation penalty representing a percentage of the unfulfilled portion of the contract. The Company has also contracted for the purchase of $25.9 million of next generation wireless data terminals to be delivered beginning in the third quarter of 1999. The contract contains a 50% cancellation penalty.

     XM Radio is also subject to certain commitments and contingencies. XM Radio has a distribution agreement with General Motors that will require significant expenditures in the future. Additionally, under its satellite contract, XM Radio will incur approximately $541.3 million, of which $147.9 million has been paid at September 30,1999. XM Radio also has a contract for the design and development of its terrestrial repeater network with payments under this contract expected to be approximately $115 million. Additional information with respect to these contractual commitments is provided in XM Radio's filings and periodic reports with the SEC.

     In January 1999, a competitor of XM Radio filed an action against XM Radio for patent infringement. In February 1999, XM Radio filed an answer to the action. XM Radio does not believe that it has infringed, and it believes that it will not infringe any of the competitor's patents and intends to vigorously defend against the suit; however, the outcome is uncertain at this time.

8. Condensed Consolidating Financial Statements

     In connection with the Company's acquisition of ARDIS Company on March 31, 1998 (the "ARDIS Acquisition") and related financing discussed above, the Company formed AMSC Acquisition. The Company contributed all of its inter-company notes receivables and transferred its rights, title and interests in AMSC Subsidiary Corporation, American Mobile Satellite Sales Corporation, and AMSC Sales Corp. Ltd. (together with ARDIS, the "Subsidiary Guarantors") to Acquisition Company, and Acquisition Company was the acquirer of ARDIS and the issuer of the Senior Notes. American Mobile Satellite Corporation ("American Mobile Parent") is a guarantor of the Senior Notes. The Senior Notes contain covenants that, among other things, limit the ability of Acquisition Company and its Subsidiaries to incur additional indebtedness, pay dividends or make other distributions, repurchase any capital stock or subordinated indebtedness, make certain investments, create certain liens, enter into certain transactions with affiliates, sell assets, enter into certain mergers and consolidations, and enter into sale and leaseback transactions.

     The $335 million of Senior Notes are jointly and severally guaranteed on a full and unconditional basis by the Subsidiary Guarantors and American Mobile Parent. The following unaudited condensed consolidating information for these entities presents:

 o Condensed consolidating balance sheets as of September 30, 1999 and December 31, 1998, the condensed consolidating statements of operations for the three and nine month periods ended September 30, 1999 and 1998, and the condensed consolidating cash flows for the nine month period ending September 30, 1999 and 1998.

o Elimination entries necessary to combine the entities comprising American Mobile.

                                       Condensed Consolidating Balance Sheet
                                             As of September 30, 1999
                                                    (Unaudited)
                                                  (In Thousands)



                                                                      Consolidated  American
                                 Subsidiary  Acquisition               Acquisition    Mobile                         Consolidated
                                 Guarantors   Company    Eliminations   Company      Parent   XM Radio  Eliminations     Parent
                                 ----------   -------    ------------   -------      ------   --------  ------------     ------
                                                                                       ASSETS
                                                                                       ------
CURRENT ASSETS:
 Cash and cash equivalents          $7,075   $      --     $     --      $7,075     $     --      $54,356     $     --     $61,431
 Inventory                          19,597          --           --      19,597           --           --           --      19,597
 Prepaid in-orbit insurance          4,830          --           --       4,830           --           --           --       4,830
 Accounts receivable-- net          18,062          --           --      18,062           --           --           --      18,062
 Restricted short-term
   investments                          --      41,038           --      41,038           --           --           --      41,038
 Note receivable from XM
   Radio, at fair value                 --          --           --          --       13,038           --      (13,038)         --
 Other current assets                8,291          --           --       8,291        2,446        6,664           --      17,401
                                     -----      ------       ------      ------        -----        -----      --------     ------
       Total current assets         57,855      41,038           --      98,893       15,484       61,020      (13,038)    162,359
PROPERTY AND EQUIPMENT-- NET       232,800          --      (13,475)    219,325           --        1,153           --     220,478
SYSTEM UNDER CONSTRUCTION               --          --           --          --           --      282,316       (2,767)    279,549
GOODWILL & INTANGIBLES-- NET        51,461          --           --      51,461           --       50,823      (16,751)     85,533
INVESTMENT IN XM RADIO                  --          --           --          --       29,179           --      (29,179)         --
NOTE RECEIVABLE FROM XM RADIO           --          --           --          --       83,720           --      (83,720)         --
INVESTMENT IN/DUE FROM
 SUBSIDIARY                             --     292,515     (292,515)         --         (184)          --          184          --
DEFERRED CHARGES AND OTHER
 ASSETS-- NET                        3,016      29,696           --      32,712      (12,476)      11,504           --      31,740
RESTRICTED INVESTMENTS                  68      37,620           --      37,688       12,620           --           --      50,308
                                  --------      ------     --------      ------       ------      -------     --------      ------
       Total assets               $345,200     $400,869   ($305,990)   $440,079     $128,343     $406,816    ($145,271)   $829,967
                                  ========   ==========    ========    ========      ========     ========   ==========   ========




                                                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                                                  ----------------------------------------------
CURRENT LIABILITIES:
 Accounts payable and
   accrued  expenses               $18,250     $20,891     $     --    $ 39,141     $    706     $ 18,943     $     --    $ 58,790
 Obligations under capital
   leases due within one year        2,747          --           --       2,747           --          107           --       2,854
 Current portion long-term  debt     7,809          --           --       7,809           --           --           --       7,809
                                     -----     -------        -----       -----        -----       ------        -----       -----
       Total current liabilities    28,806      20,891           --      49,697          706       19,050           --      69,453
DUE TO PARENT/AFFILIATE            755,641          --     (755,814)       (173)       6,618          173       (6,618)         --
LONG-TERM LIABILITIES:
 Note payable to/from Issuer/Parent     --      14,000           --      14,000      (14,000)          --           --          --
 Obligations under Bank Financing       --      31,000           --      31,000       41,000           --           --      72,000
 Senior Notes, net of discount          --     327,351           --     327,351           --           --           --     327,351
 Series A subordinated
   convertible notes                    --          --           --          --           --      256,258           --     256,258
 Other long-term debt                2,439          --           --       2,439       15,187           --           --      17,626
 Capital lease obligations           4,725          --           --       4,725           --          309           --       5,034
 Net assets acquired in excess
   of purchase price                 1,507          --           --       1,507           --           --           --       1,507
Convertible Note payable                --          --           --          --           --      106,693     (106,693)         --
 Other long-term liabilities         1,906          --           --       1,906           --           --           --       1,906
                                     -----     -------       ------       -----      -------     --------      --------    -------
       Total long-term liabilities  10,577     372,351           --     382,928       42,187      363,260     (106,693)    681,682
        Total liabilities          795,024     393,242     (755,814)    432,511       49,518      382,483     (113,311)    751,135
                                   -------    ---------      ------     -------       ------      -------      --------    -------
STOCKHOLDERS' EQUITY (DEFICIT)    (449,824)      7,627      449,824       7,627       78,832       24,333      (31,960)     78,832
                                  ---------   ---------     -------       -----      -------       ------      --------     ------
       Total liabilities and
          stockholders' equity
          (deficit)               $345,200    $400,869    ($305,990)   $440,079     $128,343     $406,816    ($145,271)   $829,967
                                  ========   ==========    ========    ========     ========     ========    ==========   ========



                                         Condensed Consolidating Balance Sheet
                                               As of December 31, 1998
                                                      (Unaudited)
                                                    (In Thousands)


                                                                              Consolidated   American
                                     Subsidiary    Acquisition                Acquisition     Mobile                  Consolidated
                                     Guarantors      Company     Eliminations   Company       Parent    Eliminations      Parent
                                     ----------      -------     ------------   -------       ------    ------------      ------

                                                                          ASSETS
                                                                          ------

CURRENT ASSETS:
 Cash and cash equivalents               $2,285   $     --       $      --     $  2,285       $    --     $      --       $2,285
 Inventory                               18,593         --              --       18,593            --            --       18,593
 Prepaid in-orbit insurance               3,381         --              --        3,381            --            --        3,381
 Accounts receivable-- net               15,325         --              --       15,325            --            --       15,325
 Restricted short-term  investments          --     41,038              --       41,038            --            --       41,038
 Other current assets                     7,192         20              --        7,212         6,019            --       13,231
                                         ------     ------         -------      -------         -----        ------       ------
       Total current assets              46,776     41,058              --       87,834         6,019            --       93,853
PROPERTY AND EQUIPMENT-- NET            261,607         --         (15,054)     246,553            --            --      246,553
GOODWILL & INTANGIBLES-- NET             53,235         --              --       53,235            --            --       53,235
INVESTMENT IN/DUE FROM
 SUBSIDIARY                                  --    304,192        (304,192)          --        63,787      (63,787)           --
DEFERRED CHARGES AND OTHER
 ASSETS-- NET                               386     33,460              --       33,846        (4,892)          --        28,954
RESTRICTED INVESTMENTS                    1,500     54,939              --       56,439        10,760           --        67,199
                                       --------   --------       ---------     --------       -------     --------      --------
       Total assets                    $363,504   $433,649       ($319,246)    $477,907       $75,674     ($63,787)     $489,794
                                       ========   ========       =========     ========       =======     =========     ========





                                                          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                                          ----------------------------------------------


CURRENT LIABILITIES:
Accounts payable and accrued expenses   $23,003    $10,715       $      --      $33,718           $79     $     --       $33,797
Obligations under capital leases due
 within one year                          5,971         --              --        5,971            --           --         5,971
Current portion long-term debt            5,041         --              --        5,041            --           --         5,041
Other current liabilities                   162         --              --          162            --           --           162
                                         ------     ------        --------      -------       -------      -------        ------
       Total current liabilities         34,177     10,715              --       44,892            79           --        44,971
DUE TO PARENT/AFFILIATE                 681,029         --        (681,029)          --            --           --            --
LONG-TERM LIABILITIES:
 Obligations under New Bank Financing        --     32,000              --       32,000       100,000           --       132,000
 Senior Notes, net of  discount              --    327,147              --      327,147            --           --       327,147
 Other long-term debt                     1,689         --              --        1,689                         --         1,689
 Capital lease obligations                5,824         --              --        5,824            --           --         5,824
 Net assets acquired in excess
     of purchase price                    2,028         --              --        2,028            --           --         2,028
 Investment in XM Radio                      --         --              --           --        12,618           --        12,618
 Other long-term liabilities                540         --              --          540            --           --           540
                                         ------    -------        --------      -------       -------      -------       -------
       Total long-term liabilities       10,081    359,147              --      369,228       112,618           --       481,846
       Total liabilities                725,287    369,862        (681,029)     414,120       112,697           --       526,817
STOCKHOLDERS' EQUITY (DEFICIT)         (361,783)    63,787         361,783       63,787       (37,023)     (63,787)      (37,023)
                                       ---------   -------        --------      -------       --------     --------      -------
  Total liabilities and
    stockholders' equity (deficit)     $363,504   $433,649       ($319,246)    $477,907       $75,674     ($63,787)     $489,794
                                       ========   ========        ========     ========       =======      =======      ========


                                 Condensed Consolidating Statement of Operations
                                       Three Months Ended September 30, 1999
                                                   (Unaudited)
                                                  (In Thousands)


                                                                      Consolidated  American
                                 Subsidiary  Acquisition               Acquisition    Mobile                         Consolidated
                                 Guarantors   Company    Eliminations   Company      Parent   XM Radio  Eliminations     Parent
                                 ----------   -------    ------------   -------      ------   --------  ------------     ------

REVENUES
 Services                         $17,290    $    ---      $    ---    $17,290        $300    $   ---       ($300)       $17,290
 Sales of equipment                 5,680         ---           ---      5,680         ---        ---         ---          5,680
                                  -------    --------      --------    -------      ------    -------        -----       -------
 Total Revenues                    22,970         ---           ---     22,970         300        ---        (300)        22,970

COSTS AND EXPENSES
 Cost of service and operations    17,287         ---           ---     17,287         ---        ---         ---         17,287
 Cost of equipment sold             6,045         ---           ---      6,045         ---        ---         ---          6,045
 Sales and advertising              5,524         ---           ---      5,524          24        ---         ---          5,548
 General and administrative         4,316         339           ---      4,655         258      8,506        (300)        13,119
 Depreciation and amortization     14,794         ---          (526)    14,268         ---        865        (222)        14,911
                                  -------       -----        ------     ------       -----      -----      ------        -------
 Operating Loss                   (24,996)       (339)          526    (24,809)         18     (9,371)        222        (33,940)

INTEREST AND OTHER INCOME              85       4,883        (3,885)     1,083       2,651        854      (3,598)           990

UNREALIZED LOSS ON NOTE
PAYABLE TO RELATED PARTY              ---         ---           ---        ---      (2,807)       ---         ---         (2,807)

EQUITY IN LOSS OF
 SUBSIDIARIES                         ---     (29,437)       29,437        ---     (54,407)       ---      54,407            ---

INTEREST EXPENSE                   (4,526)    (12,638)        3,885    (13,279)     (2,324)    (8,885)      6,352        (18,136)
                                   -------    --------       ------    --------    --------    -------     ------        --------

LOSS BEFORE EXTRAORDINARY
ITEM                              (29,437)    (37,531)       29,963    (37,005)    (56,869)   (17,402)     57,383        (53,893)

EXTRAORDINARY LOSS ON
EXTINGUISHMENT ON DEBT                ---         ---           ---        ---     (12,132)       ---         ---        (12,132)
                                   ------     -------        ------    -------     --------   --------     ------        --------

NET LOSS                         ($29,437)   ($37,531)      $29,963   ($37,005)   ($69,001)  ($17,402)    $57,383       ($66,025)
                                  =======     =======       =======    =======     =======    =======     =======        =======


                                 Condensed Consolidating Statement of Operations
                                       Three Months Ended September 30, 1998
                                                    (Unaudited)
                                                  (In Thousands)



                                                                              Consolidated   American
                                     Subsidiary    Acquisition                Acquisition     Mobile                  Consolidated
                                     Guarantors      Company     Eliminations   Company       Parent    Eliminations      Parent
                                     ----------      -------     ------------   -------       ------    ------------      ------


REVENUES
 Services                              $17,823      $     --         ($162)     $17,661        $300        ($300)        $17,661
 Sales of equipment                      4,141            --            --        4,141          --           --           4,141
                                         -----          ----         -----        -----        ----         ----           -----
 Total Revenues                         21,964            --          (162)      21,802         300         (300)         21,802

COSTS AND EXPENSES
 Cost of service and operations         15,707            --          (162)      15,545          --           --          15,545
 Cost of equipment sold                  4,826            --            --        4,826          --           --           4,826
 Sales and advertising                   5,364            --            --        5,364          65           --           5,429
 General and administrative              4,514            42            --        4,556         258         (300)          4,514
 Depreciation and amortization          14,391            --          (527)      13,864          --           --          13,864
                                        ------         -----         -----       ------      ------         -----         ------
 Operating Loss                        (22,838)          (42)          527      (22,353)        (23)          --         (22,376)

INTEREST AND OTHER INCOME                   71         5,312        (3,886)       1,497          85           --           1,582

EQUITY IN LOSS OF
 SUBSIDIARIES                               --        (4,827)        4,827           --     (36,828)       33,742         (3,086)

INTEREST EXPENSE                        (4,828)      (11,090)        3,032      (12,886)     (2,618)          --         (15,504)
                                        -------      --------       -------     --------     -------          --         --------

NET LOSS                              ($27,595)     ($10,647)       $4,500     ($33,742)   ($39,384)     $33,742        ($39,384)
                                      =========     =========       ======     =========   =========     =======        =========





                                 Condensed Consolidating Statement of Operations
                                  For the Nine Months ended September 30, 1999
                                                    (Unaudited)
                                                  (In Thousands)



                                                                      Consolidated  American
                                 Subsidiary  Acquisition               Acquisition    Mobile                          Consolidated
                                 Guarantors   Company    Eliminations   Company      Parent   XM Radio  Eliminations     Parent
                                 ----------   -------    ------------   -------      ------   --------  ------------     ------

REVENUES
 Services                         $50,076    $    --       $      --   $50,076      $  900       $   --      ($900)      $50,076
 Sales of equipment                15,997         --              --    15,997          --           --         --        15,997
                                   ------      -----        --------    ------      ------        ------    -------      -------
 Total Revenue                     66,073         --              --    66,073         900           --       (900)       66,073

COSTS AND EXPENSES
 Cost of service
  and operations                   51,673         --              --    51,673          --           --         --         51,673
 Cost of equipment                 17,167         --              --    17,167          --           --         --         17,167
 Sales and Advertising             15,893         --              --    15,893         125           --         --         16,018
 General and Administrative        13,355      1,030              --    14,385         605        8,506       (900)        22,596
 Depreciation and amortization     43,251         --          (1,579)   41,672          --          865       (222)        42,315
                                   ------      -----          -------   ------       -----        -----       -----        ------
Operating Loss                    (75,266)    (1,030)          1,579   (74,717)        170       (9,371)       222        (83,696)


INTEREST AND OTHER INCOME             257     14,695         (11,530)    3,422       3,944          854     (3,598)         4,622

UNREALIZED LOSS ON NOTE
RECEIVABLE FROM XM RADIO               --         --              --        --      (9,919)          --         --         (9,919)

UNREALIZED GAIN ON NOTE
PAYABLE TO RELATED PARTY               --         --              --        --       7,229           --         --          7,229

EQUITY IN LOSS OF SUBSIDIARIES         --    (88,041)         88,041        --    (135,208)          --    128,516         (6,692)

INTEREST EXPENSE                  (13,032)   (38,317)         11,530   (39,819)     (8,605)      (8,885)     6,352        (50,957)
                                  --------   --------         ------   --------    --------      -------   -------        --------

LOSS BEFORE EXTRAORDINARY         (88,041)  (112,693)         89,620  (111,114)   (142,389)     (17,402)   131,492       (139,413)
ITEM

EXTRAORDINARY LOSS ON
EXTINGUISHMENT OF DEBT                 --         --              --        --     (12,132)          --         --        (12,132)
                                  -------    -------          ------   -------     --------      -------    ------        --------

NET LOSS                         ($88,041)  ($112,693)       $89,620 ($111,114)  ($154,521)    ($17,402)  $131,492      ($151,545)
                                 =========  ==========       ======= ==========  ==========    =========  ========      ==========

                                 Condensed Consolidating Statement of Operations
                                  For the Nine Months ended September 30, 1998
                                                    (Unaudited)
                                                  (In Thousands)




                                                                              Consolidated   American
                                     Subsidiary    Acquisition                Acquisition     Mobile                  Consolidated
                                     Guarantors      Company     Eliminations   Company       Parent    Eliminations      Parent
                                     ----------      -------     ------------   -------       ------    ------------      ------

REVENUES
 Services                             $42,864       $    --       ($2,115)      $40,749       $  900          ($900)     $40,749
 Sales of equipment                    13,485            --            --        13,485           --             --       13,485
                                       ------         -----        ------        ------         ----           ----       ------
 Total Revenues                        56,349            --        (2,115)       54,234          900           (900)      54,234

COSTS AND EXPENSES
 Cost of service and operations        39,813            --          (315)       39,498           --             --       39,498
 Cost of equipment sold                14,122            --            --        14,122           --             --       14,122
 Sales and advertising                 13,743            --            --        13,743          116             (4)      13,855
 General and administrative            15,751            71        (1,800)       14,022          791           (895)      13,918
 Depreciation and amortization         40,064            --        (1,054)       39,010         (525)            (1)      38,484
                                       ------        ------        -------       ------        -----          -----      ------
 Operating Loss                       (67,144)          (71)        1,054       (66,161)         518             --      (65,643)

INTEREST AND OTHER INCOME                 277        10,581        (7,729)        3,129        7,389         (7,188)       3,330

EQUITY IN LOSS OF
SUBSIDIARIES                               --       (67,847)       67,847            --     (112,154)       102,536       (9,618)

INTEREST EXPENSE                      (23,748)      (22,073)        6,317       (39,504)      (5,532)         7,188      (37,848)
                                      --------      --------        -----       --------      -------         -----      --------
NET LOSS                             ($90,615)     ($79,410)      $67,489     ($102,536)   ($109,779)      $102,536    ($109,779)
                                     =========     =========      ========    ==========   ==========      ========    ==========



                                 Condensed Consolidating Statements of Cash Flow
                                       Nine Months Ended September 30, 1999
                                                    (Unaudited)
                                                  (In thousands)

                                                                      Consolidated  American
                                 Subsidiary  Acquisition               Acquisition    Mobile                         Consolidated
                                 Guarantors   Company    Eliminations   Company      Parent   XM Radio  Eliminations     Parent
                                 ----------   -------    ------------   -------      ------   --------  ------------     ------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                         ($88,041)   ($112,693)    $89,620     ($111,114) ($154,521)  ($17,402)  $131,492     ($151,545)
Adjustments to reconcile
  net loss to net cash
  (used in) provided by
  operating activities:
  Amortization of
    Guarantee Warrants and
    debt related costs                 --        5,823          --         5,823      6,850        478         --        13,151
  Depreciation and
    amortization                   41,673           --          --        41,673         --        642         --        42,315
  Extraordinary loss
    on extinguishment of debt          --           --          --            --     12,132         --         --        12,132
  Equity in loss in XM Radio           --           --          --            --      6,692         --         --         6,692
  Net unrealized loss on
    marketable securities              --           --          --            --      2,690         --         --         2,690
  Changes in assets/liabilities
    Inventory                      (1,004)          --          --        (1,004)        --         --         --        (1,004)
    Prepaid in-orbit insurance     (1,449)          --          --        (1,449)        --         --         --        (1,449)
    Trade accounts receivable      (5,395)          --          --        (5,395)        --                    --        (5,395)
    Other current assets           (7,618)          20          --        (7,598)     3,573     (3,604)        --        (7,629)
    Accounts payable and
    accrued  expenses             (30,315)      37,485          --         7,170        706    (17,654)        --        (9,778)
    Accrued interest on
      Senior Notes                     --       20,519          --        20,519         --         --         --        20,519
    Deferred trade payables           975           --          --           975         --         --         --           975
    Deferred Items--net             1,423           --          --         1,423     (1,030)        --         --           393
                                    -----     --------     --------        -----     -------   -------      ------       ------
  Net cash (used in) provided
    by operating activities       (89,751)     (48,846)     89,620       (48,977)  (122,908)   (37,540)   131,492       (77,933)

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Additions to property &
    equipment                      (9,730)          --          --        (9,730)        --       (198)        --        (9,928)
  System under construction            --           --          --            --         --    (75,579)        --       (75,579)
  Purchase of XM Radio note
    receivable                         --           --          --            --    (21,419)        --         --       (21,419)
  XM Radio Acquisition costs           --           --          --            --       (951)       163                     (788)
  Purchase of long-term,
    restricted investments           (536)      (1,217)         --        (1,753)    (1,860)        --         --        (3,613)
                                     -----      -------      ------       -------    -------   -------      -----        -------
  Net cash used in investing
  activities                      (10,266)      (1,217)         --       (11,483)   (24,230)   (75,614)        --      (111,327)


CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Common Stock                         --           --          --            --    121,974         --         --       121,974
  Funding from parent/subsidiary  110,089       51,063     (89,620)       71,532     56,984      2,976   (131,492)           --
  Principal payments under
    capital leases                 (4,421)          --          --        (4,421)        --         --         --        (4,421)
  Principal payments under
  Vendor Financing                   (861)          --          --          (861)        --         --         --          (861)
  Proceeds from bank financing         --       52,000          --        52,000         --         --         --        52,000
 Proceeds from Series A
    subordinated
    convertible notes                  --           --          --            --         --    250,000         --       250,000
  Repayments on Revolver               --      (53,000)         --       (53,000)        --         --         --       (53,000)
  Repayment of term loan               --           --          --            --    (59,000)        --         --       (59,000)
  Repayment on XM Radio
    bank loan                          --           --          --            --         --        (73)        --           (73)
  Repayment of WorldSpace loan         --           --          --            --         --    (75,000)        --       (75,000)
  Proceeds from reduction of
    interest rate swap                 --           --          --            --      6,009         --         --         6,009
  Proceeds from note payable
    to related party                   --           --          --            --     21,500         --         --        21,500
  Debt issuance costs                  --           --          --            --       (329)   (10,393)        --       (10,722)
                                  -------       ------     -------        ------      ------   -------    --------      --------
Net cash provided by
  (used in) financing activities  104,807       50,063     (89,620)       65,250    147,138    167,510   (131,492)      248,406
Net increase in cash and
  cash equivalents                  4,790           --          --         4,790         --     54,356         --        59,146

CASH & CASH EQUIVALENTS,
  beginning of period               2,285           --          --         2,285         --         --         --         2,285
                                    -----         -----     -------        -----    -------    --------   --------        -----
CASH & CASH EQUIVALENTS,
  end of period                    $7,075    $      --      $   --        $7,075    $    --    $54,356    $    --       $61,431
                                   ======     ========      ======        ======     ======    =======     =======      =======


                                 Condensed Consolidating Statements of Cash Flow
                                      Nine Months Ended September 30, 1998
                                                   (Unaudited)
                                                  (In Thousands)


                                                                              Consolidated   American
                                     Subsidiary    Acquisition                Acquisition     Mobile                  Consolidated
                                     Guarantors      Company     Eliminations   Company       Parent    Eliminations      Parent
                                     ----------      -------     ------------   -------       ------    ------------      ------


CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                              ($90,615)     ($79,410)     $67,489     ($102,536)    ($109,779)    $102,536      ($109,779)
Adjustments to reconcile net
  loss to net cash used in
  operating activities:
  Amortization of guarantee
    warrants, debt discount
    and issuance costs                   2,524         5,548           --         8,072         3,550           --         11,622
  Depreciation and amortization         40,063            --       (1,053)       39,010          (526)          --         38,484
  Equity in loss in XM Radio                --            --           --            --         9,618           --          9,618
  Changes in assets & liabilities
     Inventory                           3,938            --           --         3,938            --           --          3,938
    Prepaid in-orbit insurance            (266)           --           --          (266)           --           --           (266)
    Accounts receivable-- trade          2,126            --           --         2,126            --           --          2,126
    Other current assets               (40,982)       41,066           --            84           197           --            281
    Accounts payable and accrued
     expenses                          (12,977)          390           --       (12,587)           29           --        (12,558)
    Accrued interest on
     Senior Notes                           --        20,519           --        20,519            --           --         20,519
    Deferred trade payables             (5,330)           --           --        (5,330)           --           --         (5,330)
    Deferred Items-- net                     6            --           --             6            --           --              6
                                        ------       -------       ------       -------       -------        -----        -------
  Net cash used in operations         (101,513)      (11,887)      66,436       (46,964)      (96,911)     102,536        (41,339)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property & equipment       (7,376)           --           --        (7,376)           --           --         (7,376)
Cash paid for acquisition of ARDIS          --       (51,440)          --       (51,440)           --           --        (51,440)
Purchase of long-term,
    restricted investments                  --      (115,159)          --      (115,159)      (28,153)          --       (143,312)
                                       --------     ---------      -------      ---------     --------      -------      ---------
  Net cash used in
    investing activities                (7,376)     (166,599)          --      (173,975)      (28,153)          --       (202,128)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of
    Common Stock                            --            --           --            --           412           --            412
  Funding from parent                  222,852      (178,532)     (66,436)      (22,116)      124,652     (102,536)            --
  Principal payments under
    capital leases                      (2,541)           --           --        (2,541)           --           --         (2,541)
  Proceeds from bank financing           2,000        37,000           --        39,000            --           --         39,000
  Repayment of bank financing         (100,000)           --           --      (100,000)           --           --       (100,000)
  Payments on long-term debt            (4,933)           --           --        (4,933)           --           --         (4,933)
  Debt issuance costs                       --       (14,982)          --       (14,982)           --           --        (14,982)
  Proceeds from Notes and
    stock purchase warrants                 --       335,000           --        335,000           --           --        335,000
                                       -------       -------      --------       -------         ------       ------      -------
  Net cash provided by
    financing activities               117,378       178,486      (66,436)       229,428      125,064     (102,536)       251,956
Net increase in cash and cash
    equivalents                          8,489            --           --          8,489           --           --          8,489
CASH & CASH EQUIVALENTS,
    beginning of period                  2,106            --           --          2,106           --           --          2,106
                                         -----        ------       ------          -----      -------       ------          -----
CASH & CASH EQUIVALENTS, end of
  period                               $10,595       $    --      $   --         $10,595      $    --      $    --        $10,595
                                       =======       ========     ========       =======      ========     ========       =======


9. Subsequent Events

XM Radio Initial Public Offering

     On October 8, 1999, XM Radio completed its initial public offering of 10.2 million shares of Class A Common Stock. The initial public offering price was $12 per share. The Company purchased 200,000 shares of XM Radio Class A Common Stock from the underwriters at the IPO price of $12 per share. Upon completion of the offering, all of the Company's convertible notes of XM Radio automatically converted into approximately 11 million shares of XM Radio Class B common stock. Class B shares have three-for-one voting rights. Additionally, the $250 million Series A convertible notes of XM Radio converted into approximately
10.8 million shares of Series A convertible  preferred  stock and  approximately
16.2 million shares of Class A common stock at a conversion price of $9.52 per share.

     After conversion of the above notes and the purchase of the 200,000 shares, the Company's voting interest in XM Radio was reduced to approximately 62.3%, while its equity interest was reduced to approximately 30.5% (in each case, excluding shares of XM Radio Class B stock owned by the Company but pledged to Baron Asset Fund in connection with the Baron XM Radio Convertible Note). The Company will continue to consolidate XM Radio's financial results with those of the Company until the Company's Class B stock is converted into Class A stock of XM Radio in accordance with certain contractual provisions, and the FCC approves the change of control of XM Radio from American Mobile to a diffuse group of stockholders.

     In accordance with Staff Accounting Bulletin 51 (SAB 51), the Company will record an increase to its investment in XM Radio in the fourth quarter of 1999. SAB 51 addresses the accounting for sales of stock by a subsidiary. Because XM Radio is a development stage Company, SAB 51 requires that the difference in the carrying amount of the parent's investment in the subsidiary and the net book value of the subsidiary after the stock issuance be reflected in the financial statements of the parent as a capital transaction.

PART I-FINANCIAL INFORMATION

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are identified by the use of forward-looking words or phrases, including, but not limited to, "believe," "intend" "will be positioned," "will," "may," "project," "expect," "expected," "estimate," "anticipate" and "anticipated." These forward-looking statements are based on the Company's current expectations. All statements other than statements of historical facts included in this Quarterly Report, including those regarding the Company's and XM Radio's financial position, business strategy, projected costs and financing needs, and plans and objectives of management for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. Because forward-looking statements involve risks and uncertainties, the Company's and XM Radio's actual results could differ materially. These forward-looking statements represent the Company's judgment as of the date hereof and readers are cautioned not to place undue reliance on these forward-looking statements. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed under "Overview and Factors Affecting the Company's Results," and elsewhere in this Quarterly Report, including, without limitation, in conjunction with the forward-looking statements included in this Quarterly Report. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Statements. Readers also should carefully review the risk factors described in other reports and documents the Company files from time to time with the Securities and Exchange Commission, including its Form 10-K Annual Report filed on March 30, 1999 and Form 10-Q Quarterly Reports to be filed by the Company subsequent to this Form 10-Q Quarterly Report and any Current Reports on Form 8-K and registration statements filed by the Company. In addition, readers should carefully review the Form S-1 Registration Statement (file No. 333-83619) of XM Satellite Radio Holdings Inc. describing the risk factors relating to its business, as well as XM Radio's other reports filed from time to time with the SEC.

General

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the financial condition and consolidated results of operations of the Company. The discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto.

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

     On July 7, 1999 the Company acquired WorldSpace's debt and equity interests in XM Radio, other than a $75 million loan from WorldSpace to XM Radio, in exchange for approximately 8.6 million shares of the Company's common stock. The operating results of XM Radio have been included in the consolidated condensed financial statements for the period July 7, 1999 through September 30, 1999. The consolidated condensed financial statements for the prior year do not reflect the operating results of XM Radio. For all periods prior to the XM Acquisition, the Company's investment in XM Radio was accounted for pursuant to the equity method of accounting. As a result of the XM Acquisition, the Company was required, in accordance with generally accepted accounting principles, to restate its financial statements for the year ended December 31, 1998, and the quarter ended March 31, 1999, to record its share of XM Radio losses previously suspended under the equity method of accounting. This resulted in the Company recording additional losses of approximately $12.6 million for the year ended December 31, 1998, and $3.5 million for the quarter ended March 31, 1999.

     On October 8, 1999, XM Radio consummated its initial public offering. As a result, the Company's voting interest in XM Radio is approximately 62.3%, while its equity interest was diluted to approximately 30.5%.

     The Company and its consolidated subsidiaries are parties to the following financings and refinancings: (1) $335 million of Senior Notes due 2008 (the "Senior Notes"); (2) the $200 million Revolving Credit Facility and Term Loan Facility, of which a portion has been permanently reduced (collectively, the "New Bank Financings"); and (3) a $10 million vendor financing facility with Motorola.

     In light of the significance of the acquisition of ARDIS in 1998 and the XM Acquisition in 1999, management believes the period to period comparison of the Company's financial results are not necessarily meaningful and should not be relied upon as an indication of future operating performance.

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

     o the ability of the Company to maintain, on commercially reasonable terms or at all, certain technologies licensed from third parties, the loss of one or more of the Company's key customers,


     o    the timely roll-out of certain key customer initiatives and products,


     o the timely availability of an adequate supply of subscriber equipment at competitive price points,


     o    regulation by the FCC,


     o technical anomalies that may occur within the Network, which could impact, among other things, customer performance and satisfaction, or the operation of the Satellite Network and the cost, scope or availability of in-orbit insurance, and


      o the ability of the Company to fully realize the value of its tangible assets.

Additionally, XM Radio is a development stage company with no revenues, and its business is subject to a number of significant risks and uncertainties including the following:

      o the ability to obtain additional financing necessary to complete the build out of its system and maintain operations until such time as it can reach cash flow positive,

      o   satellite launch failure, destruction or damage during launch,

      o the ability of XM Radio to successfully integrate complex technologies into a technologically feasible configuration,

      o   the timely availability of XM Radios at competitive prices, and

      o   the ability of XM Radio to gain market acceptance of its service.

The foregoing risks may effect the Company's investment in XM Radio. The value of the Company's investment in XM Radio represents a significant portion of the total assets of the Company and such value fluctuates with the market price of XM Radio's stock.

Results of Operations

     Quarter ended and nine month period ended September 30, 1999 and 1998

     Service revenues, which includes both the Company's voice and data services, approximated $17.3 million and $50.1 million for the three months and nine months ended September 30, 1999, respectively, compared to $17.7 million and $40.7 million during the same periods in 1998.

        Summary of Revenue          Three Months Ended
                                       September 30,
        (in millions)                  1999    1998      Change   % Change
                                       ----    ----      ------   --------
        Voice Service                  $3.5    $3.9      ($0.4)     (10)%
        Data Service                   12.6    12.8       (0.2)      (2)
        Capacity Resellers & Other      1.2     1.0        0.2       20
        Equipment Sales                 5.7     4.1        1.6       39



        Summary of Revenue          Nine Months Ended
                                      September 30,
        (in millions)                1999    1998       Change    % Change
        -------------                ----    ----       ------    --------
        Voice Service                $9.7    $10.6      ($0.9)       (8)%
        Data Service                 36.9     27.3        9.6        35
        Capacity Resellers & Other    3.5      2.8        0.7        25
        Equipment Sales              16.0     13.5        2.5        19

     The decrease in service revenue from voice services in both periods was primarily a result of reduced per-minute rates following the sale of the assets of the Company's maritime division, in October 1998, to a reseller, partially offset by a 37% increase in voice customers in the first nine months of 1999 over the comparable period in 1998. While the Company's total service revenue increased $9.4 million from the first nine months of 1998 to the first nine months of 1999, this increase was due principally to nine months of revenue from ARDIS in 1999, totaling $29.1 million, versus six months of revenue from ARDIS in 1998, totaling $20.3 million. Overall average revenue per user ("ARPU") declined year over year, and is expected to continue to do so, due to changes in products and the subscriber mix. Service revenue from capacity resellers, who handle both voice and data services, increased primarily as a result of increased contract commitments from current customers.

     Revenue from the sale of subscriber equipment increased as a result of an increase in the volume of products sold, offset by a lower average equipment price per unit as compared to 1998.


        Summary of Expenses
                                          Three Months
                                      Ended September 30,

        (in millions)                   1999     1998          Change   % Change
                                        ----     ----          ------   --------
        Cost of Service & Operations   $17.3    $15.5          $1.8         12%
        Cost of Equipment Sales          6.0      4.8           1.2         25
        Sales & Advertising              5.5      5.4           0.1          2
        General & Administrative        13.1      4.5           8.6        191
        Depreciation & Amortization     14.9     13.9           1.0          7



        Summary of Expenses
                                          Nine Months
                                      Ended September 30,
        (in millions)                    1999    1998       Change    % Change
                                         ----    ----       ------    --------
        Cost of Service & Operations    $51.7   $39.5       $12.2        31%
        Cost of Equipment Sales          17.2    14.1         3.1        22
        Sales & Advertising              16.0    13.8         2.2        16
        General & Administrative         22.6    13.9         8.7        63
        Depreciation & Amortization      42.3    38.5         3.8        10

As of January 1999, as a result of the completion of the integration of the ARDIS acquisition and the achievement of certain related cost synergies, the Company ceased to report separate company information for ARDIS. Consequently, ARDIS costs are no longer distinguished from those of the remaining business, and, therefore the discussion of the three and nine months ended September 30, 1999 reflects the costs of the consolidated entity.

     Cost of service and operations for the three and nine months ended September 30, 1999, which includes costs to support subscribers and to operate the network, was $17.3 million and $51.7 million, respectively, compared to $15.5 and $39.5 million during the same periods in 1998. As a percentage of total revenues, cost of service and operations was 75% and 71% for the third quarter of 1999 and 1998, and 78% and 73% for the nine month period ended September 30, 1999 and 1998, respectively. The increase in cost of service and operations was primarily attributable to (i) additional headcount, primarily as a result of the ARDIS acquisition, (ii) increased communication charges associated with increased service usage and costs to support the ARDIS terrestrial network, (iii) system and base station maintenance to support the ARDIS terrestrial network, (iv) site rental costs associated with the terrestrial network, and (v) incremental Year 2000 costs. As a percentage of revenue, cost of service and operations has increased as a result of the variable costs incurred within the ARDIS terrestrial network, such as site rent and telecommunications costs. The quarter over quarter increase was primarily a result of approximately $1 million in Year 2000 costs, which are not anticipated to continue beyond the first quarter of 2000.

     The cost of equipment sold increased $1.2 million or 25% from $4.8 million for the third quarter of 1999, and $3.1 million or 22% from $14.1 million for the nine month period ended September 30, 1999. This increase was primarily attributable to the increase in the volume of sales of the various data products and warranty costs thereon.

     Sales and advertising expenses were $5.5 million and $16.0 million for the three and nine months ended September 30, 1999, respectively, compared to $5.4 million and $13.8 million during the same periods in 1998. Sales and advertising expenses as a percentage of revenue were 24% in the third quarter and first nine months of 1999, respectively, as compared to 25% during the same periods in 1998. The 16% increase in sales and advertising expenses from the first nine months of 1998 to the first nine months of 1999 was primarily attributable to
(i) increased headcount costs resulting from the ARDIS acquisition and (ii) costs associated with the launch of a new service offering ("eLink(sm)") including additional advertising and headcount for sales and support staff. It is anticipated that sales and advertising expenses will continue to increase slightly as the Company introduces new products and services.

     General and administrative expenses were $13.1 million and $22.6 million, of which $8.5 million is attributable to XM Radio, for the three and nine months ended September 30, 1999, respectively, compared to $4.5 million and $13.9 million during the same periods in 1998. Excluding XM Radio, general and administrative expenses were $4.6 million for the third quarter and $14.1 million for the nine months ended September 30,1999. General and administrative expenses as a percentage of revenue, excluding XM Radio, were 20% and 21% in the third quarter and first nine months of 1999, respectively, as compared to 21% and 26% during the same periods in 1998. The prior year was unusually high due to one-time costs incurred in the second quarter of 1998 associated with the ARDIS integration. The slight increase year over year is due to an increase in personal property taxes due to an increase in the number of base stations. In addition, headcount increased from the prior year resulting in an increase in employee related expenses such as bonuses, payroll taxes, and 401(K) match expense.

     Depreciation and amortization expenses were $14.9 million and $42.3 million, of which $0.6 million is attributable to XM Radio, for the three and nine months ended September 30, 1999, respectively, compared to $13.9 million and $38.5 million during the same periods in 1998. Excluding XM Radio, depreciation and amortization expenses were $14.3 million and $41.7 million for the three and nine months ending September 30, 1999. Depreciation and amortization expenses as a percentage of revenue, excluding XM Radio, were 62% and 63% in the third quarter and first nine months of 1999, respectively, as compared to 64% and 71% during the same periods in 1998. The $3.2 million increase year over year is due to an increase in capital expenditures from the prior year for eLink(sm) software development and base station purchases and installations, offset by a reduction in depreciation and amortization for several fully depreciated assets. In addition, the ARDIS assets acquired and the amortization of intangibles acquired in the ARDIS acquisition also contributed to the increase in depreciation and amortization expense.

     Interest and other income was $1.0 million and $4.6 million for the third quarter and first nine months of 1999, respectively, compared to $1.6 million and $3.3 million during the same periods in 1998. Excluding XM Radio, interest and other income was $3.7 million and $7.4 million for the three and nine months ending September 30, 1999. The increase was primarily a result of $2 million of interest income earned on the Company's $82 million convertible note receivable from XM Radio received in the XM Acquisition on July 7, 1999. The Company incurred $51 million of interest expense in the first nine months of 1999, of which $2 million was incurred by XM Radio, compared to $37.8 million in the same period of 1998, reflecting (i) nine months of interest expense on the Senior Notes at 12.25% versus six months in the prior year, offset by lower debt balances on the Company's bank loans (comprising the Term Loan Facility and the Revolving Credit Facility) and (ii) the amortization of debt discount, prepaid interest and debt offering costs, excluding XM Radio, in the amount of $12.7 million in the first nine months of 1999, compared to $11.6 million in the first nine months of 1998. It is anticipated that interest costs will continue to be significant as a result of the Senior Notes and as a result of the borrowings under the New Bank Financings. The anticipated additional interest expense will be offset by a lower amount of amortization of debt discount, prepaid interest and debt offering costs as a result of the write-off, on a pro-rata basis, of these costs in the third quarter of 1999 in connection with the repayment of a portion of the Term Loan Facility and Revolving Credit Facility. See "Liquidity and Capital Resources".

     Net capital expenditures for the first nine months of 1999 and 1998 for property and equipment were $9.9 million and $7.4 million, respectively. Expenditures consisted primarily of assets necessary to continue the build out of the Company's Network. In addition, XM Radio capital expenditures for its system under construction were $75.6 million for the period July 7, 1999 through September 30, 1999.

     As of September 30, 1999, subscribers on the Company's network exceeded 131,000.

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

     XM Radio is operated, managed, and funded separately from the Company. While the Company does not have any obligation or commitments to provide additional funding to XM Radio, and does not expect to provide such funding, it may choose to provide additional financing in the future. XM Radio will require significant additional funding in the future. XM Radio is currently exploring several financing arrangements, which may include selling debt or equity securities or obtaining loans from commercial banks or other financial institutions. The failure of XM Radio to obtain required financing could have a material adverse effect on the value of the Company's investment in XM Radio.

     On March 31, 1998, Acquisition Company issued $335 million of units consisting of 12 1/4% Senior Notes due 2008 (the "Senior Notes"), and one
warrant to purchase 3.75749 shares of Common Stock of the Company for each $1,000 principal amount of Notes (the "Warrants"), and also restructured its existing bank financing (the "New Bank Financing"). The New Bank Financing of $200 million consists of a $100 million unsecured five-year reducing Revolving Credit Facility maturing March 31, 2003 and a $100 million five-year Term Loan Facility with up to three additional one-year extensions subject to lender approval, a portion of which has been permanently reduced, as discussed below. As of September 30, 1999, the Company had $69.0 million available for borrowing under the Revolving Credit Facility. Additionally, Motorola has agreed to provide the Company with up to $10 million of vendor financing (the "Vendor Financing Commitment"), which is available to finance up to 75% of the purchase price of additional base stations needed to meet build out requirements under certain customer contracts. As of September 30, 1999, $4.2 million was outstanding under this facility. In connection with the New Bank Financing, each of Hughes Electronics Corporation, Singapore Telecommunications Ltd. and Baron Capital Partners, L.P. (collectively, the "Bank Facility Guarantors") extended separate guarantees of the obligations of each of Acquisition Company and the Company to the Banks, which on a several basis aggregated to $200 million. In their agreement with each of Acquisition Company and the Company (the "Guarantee Issuance Agreement"), the Bank Facility Guarantors agreed to make their guarantees available for the New Bank Financing. In exchange for the additional risks undertaken by the Bank Facility Guarantors in connection with the New Bank Financing, the Company agreed to compensate the Bank Facility Guarantors, principally in the form of 1 million additional warrants and re-pricing of 5.5 million warrants previously issued (together, the "Guarantee Warrants"). The Guarantee Warrants were issued with an exercise price of $12.51 and were valued at approximately $17.7 million. On March 29, 1999, the Bank Facility Guarantors agreed to eliminate certain covenants contained in the Guarantee Issuance Agreement relating to earnings before interest, depreciation, amortization and taxes ("EBITDA") and service revenue. In exchange for this elimination of covenants, the Company agreed to re-price their Guarantee Warrants, effective April 1, 1999, from $12.51 to $7.50. The value of the repricing was approximately $1.5 million. As of September 30, 1999, the Company had outstanding borrowings of $41 million of the Term Loan Facility at 6.375%, and $31 million under the Revolving Credit Facility at rates ranging from 6.375% to 6.4375%.

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

     In connection with the New Bank Financing, the Company entered into an interest rate swap agreement, with an implied annual rate of 6.51%. The swap agreement reduces the impact of interest rate increases on the Term Loan
Facility. The Company paid a fee of approximately $17.9 million for the swap agreement. Under the swap agreement, the Company will receive an amount equal to LIBOR plus 50 basis points, paid directly to the banks on a quarterly basis, on a notional amount of $100 million (see discussion below regarding the reduction of this amount) until the termination date of March 31, 2001. The Company has reflected as an asset the unamortized fee paid for the swap agreement in the accompanying financial statements. The Company is exposed to a credit loss in the event of non performance by the counter party under the swap agreement. The Company does not believe there is a significant risk of non performance as the counter party to the swap agreement is a major financial institution.

     On August 3, 1999, the Company raised $116 million, net of underwriting discounts and expenses, through the issuance of 7.0 million shares of its common stock in a public offering. Of the net proceeds, $59 million was used to pay down a portion of the Term Loan Facility, and is not available for re-borrowing. The remainder of the net proceeds were used to pay down a portion of the Revolving Credit Facility, which will be available for re-borrowing as needed for general working capital purposes. As a result of the partial pay down of the Term Facility, the Company recorded an extraordinary loss on extinguishment of debt of approximately $12.1 million, which reflects the write-off, on a pro-rata basis, of warrants held by certain shareholder guarantors of the New Bank Financing (the "Guarantee Warrants") and deferred financing fees associated with the placement of the New Bank Financing. In addition, the Company reduced the notional amount of its swap agreement from $100 million to $41 million and realized net proceeds of approximately $6 million due to early termination of a portion of the swap agreement.

     As a result of the automatic application of certain adjustment provisions following the issuance of the 7.0 million shares in the public offering, the exercise price of the Guarantee Warrants was reduced to $7.3571 per share and the Guarantee Warrants became exercisable for an additional 126,246 shares.
Additionally,  the  exercise  price of the warrants  associated  with the Senior
Notes was reduced to $12.28 per share and the aggregate number of shares issuable upon the exercise of such warrants was increased by 24,294 shares. The additional Guarantee Warrants and repricing were valued at $2.4 million, and the additional Senior Notes warrants and repricing were valued at $440,000. This has been recorded as an additional debt discount in the third quarter.

     On July 7, 1999, XM Radio issued $250 million of Series A subordinated convertible notes to several new strategic and financial investors including General Motors Corporation, Clear Channel Investments, DIRECTV, Telcom Ventures, Columbia Capital and Madison Dearborn Partners. The notes bear interest at a rate equal to six- month LIBOR plus 5% per annum, and mature on December 31, 2004, unless extended in certain circumstances if XM Radio issues high yield debt securities. The principal amount and all accrued interest is payable in a single installment on the maturity date or on the date of conversion. The notes and all accrued interest thereon are convertible into Class A Common Stock or Series A convertible preferred stock of XM Radio at a conversion price of $9.52 per share at the election of the note holders or upon the occurrence of certain events, including an initial public offering of a prescribed size of XM Radio shares. Subsequent to September 30, 1999, XM Radio completed its initial public offering of 10.2 million shares of Class A Common Stock, which triggered the conversion of these notes into approximately 10.8 million shares of Series A convertible preferred stock and approximately 16.2 million shares of Class A common stock.

     Cash used in operating activities was $77.9 million for the first nine months of 1999, of which $34.6 million was attributable to XM Radio, compared to $41.3 million for the comparable period in 1998. Excluding XM Radio, cash used in operating activities was $43.3 million. The increase in cash used in operating activities was primarily attributable to (i) a decrease in net working capital resulting primarily from the timing of cash receipts on accounts receivable, an increase in inventory and prepaid in-orbit insurance, offset by
(ii) approximately $5.8 million of increased operating losses before depreciation, primarily as a result of additional net expenses incurred as a result of the ARDIS acquisition and Year 2000 compliance programs. Cash used in investing activities was $111.3 million, of which $75.8 was attributable to XM Radio, for the first nine months of 1999 compared to $202.1 million for the same period in 1998. Excluding XM Radio, cash used in investing activities was $35.5 million. The decrease is the result of the acquisition of ARDIS in March 1998, and the funding of certain escrows required in connection with the ARDIS Acquisition and issuance of Senior Notes, offset by the issuance in January 1999 of the XM Radio Note Receivable and year to date capital expenditures. Cash provided by financing activities was $248.4 million, of which $164.5 million was attributable to XM Radio, in the first nine months of 1999 as compared to $252.0 million during the same period in 1998. Excluding XM Radio, cash provided by financing activities was $83.9 million. This decrease reflects (i) the issuance of the Senior Notes in March 1998, offset by the repayment of other long-term debt in the first nine months of 1998, (ii) the proceeds from the issuance of the Baron XM Radio Convertible Note in the first quarter of 1999, (iii) the proceeds from the reduction of the interest rate swap and (iv) the repayment of the Term Loan Facility. Proceeds from the sale of Common Stock were $122.0 million and $412,000 for the first nine months of 1999 and 1998, respectively. This $122 million increase was primarily due to the net proceeds of $116 million from the stock offering in August 1999 and the exercise of employee stock options. Excluding XM Radio, payments on long-term debt and capital leases were $117.3 million and $117.5 million for the first nine months of 1999 and 1998, respectively. In addition, the Company, excluding XM Radio, incurred $329,000 of debt issuance costs in the first nine months of 1999, as compared to $15.0 million in the first nine months of 1998, which resulted from the placement of the Senior Notes and amendments to the New Bank Financing. As of September 30, 1999, the Company had $61.4 million of cash and cash equivalents, working capital of $51.9 million, and $41.0 million of current investments restricted for the payment of interest. Excluding XM Radio, the Company had $7.1 million of cash and cash equivalents, working capital of $23.0 million, and $41 million of current investments restricted for the payment of interest. None of the cash and working capital held by XM Radio is available for use by the Company.

     The Company has arranged the financing of certain trade payables, and as of September 30, 1999, $6.1 million of deferred trade payables were outstanding at rates ranging from 6.10% to 12.0% and are generally payable by the end of 2000.

     XM Radio estimates that it will require in total approximately $1.1 billion from its inception through the commencement of commercial operations, which is targeted for the second quarter of 2001, to develop and implement the XM Radio system as well as to provide working capital needs. Including the funds raised in its initial public offering, XM Radio has raised $445 million, net of expenses and repayment of debt, to date through the issuance of debt and equity. The funds have been used to acquire its FCC license, make payments under its satellite contract and various other contractual commitments with vendors and strategic partners, as well as for working capital and operating expenses. Total capital expenditures from XM Radio's inception through September 30, 1999 were $228.4 million.

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

     Baron XM Radio Convertible Note

     On January 15, 1999, the Company issued to Baron Asset Fund ("Baron") a $21.5 million note convertible into shares of XM Radio common stock (the "Baron XM Radio Convertible Note"). The Company subsequently loaned approximately $21.4 million to XM Radio in exchange for XM Radio common stock and a note convertible into XM Radio shares (the "XM Radio Note Receivable"). The Baron XM Radio Convertible Note ranks subordinate to all other debt securities of the Company and is fully collateralized by shares of XM Radio. The XM Radio Note Receivable is a non-recourse note and is convertible into shares of XM Radio common stock. The XM Radio Note Receivable earns interest at LIBOR plus 5% and is due on December 31, 2004, unless extended, in certain circumstances if XM Radio issues high yield debt securities. Subsequent to September 30, 1999, XM Radio completed its initial public offering of 10.2 million shares of Class A Common Stock, which triggered the conversion of the XM Radio Note Receivable into 1.5 million shares of XM Radio Class B common stock. The Baron XM Radio Convertible Note accrues interest at the rate of 6% annually, with all payments deferred until maturity, December 31, 2004, or extinguished upon conversion. The Company has the option to satisfy the Baron XM Radio Convertible Note by tendering the shares into which it would have been convertible in lieu of any cash payments.

     The  Company's  September  30, 1999  consolidated  condensed  balance sheet reflects management's estimate of the fair value of the Baron XM Radio Convertible Note. Changes in the fair value of the Baron XM Radio Convertible Note are reflected in the accompanying statement of operations as an unrealized gain or loss on note payable to related party ($2.8 million loss and $7.2 million gain for the three and nine-months ended September 30, 1999, respectively). In the future, the Company expects to continue to record in its financial statements the Baron XM Radio Convertible Note at its estimated fair value. Prior to the XM Acquisition, the Company also recorded the XM Radio Note Receivable at management's best estimate of its fair value, and as a result, recorded an unrealized loss on the XM Radio Note Receivable of $9.9 million for the six months ended June 30, 1999. As a result of the XM Acquisition, the XM Radio Note Receivable is eliminated in consolidation.

     In accordance with Staff Accounting Bulletin 51 (SAB 51), the Company will record an increase to its investment in XM Radio in the fourth quarter of 1999. SAB 51 addresses the accounting for sales of stock by a subsidiary. Because XM Radio is a development stage company, SAB 51 requires that the difference in the carrying amount of the parent's investment in the subsidiary and the net book value of the subsidiary after the stock issuance be reflected in the financial statements of the parent as a capital transaction.

     Commitments

     At September 30, 1999, the Company had remaining contractual commitments to purchase both mobile data terminal inventory and mobile telephone inventory in the maximum amount of $4.0 million during the remainder of 1999. Additionally, the Company had remaining contractual commitments for the development and production of certain next generation data terminals of approximately $32.1 million, subject to final pricing negotiations, over a three-year period, with delivery starting in the fourth quarter of 1999. The Company has the right to terminate the research and development and inventory commitment by paying cancellation fees of between $1.0 million and $2.3 million, depending on when the termination option is exercised during the term of the contract. The Company also has the right to terminate the inventory commitment by incurring a cancellation penalty representing a percentage of the unfulfilled portion of the contract. The Company has also contracted for the purchase of $25.9 million of next generation wireless data terminals which began delivery in the third quarter of 1999. The contract contains a 50% cancellation penalty.

     XM Radio is also subject to certain commitments and contingencies. XM Radio has a distribution agreement with General Motors that will require significant expenditures in the future. Additionally, under its satellite contract, XM Radio will incur approximately $541.3 million, of which $147.9 million has been paid at September 30,1999. XM Radio also has a contract for the design and development of its terrestrial repeater network with payments under this contract expected to be approximately $115 million. Additional information with respect to these contractual commitments is provided in XM Radio's filings and periodic reports with the SEC.

     In January 1999, a competitor of XM Radio filed an action against XM Radio for patent infringement. In February 1999, XM Radio filed an answer to the action. XM Radio does not believe that it has infringed, and it believes that it will not infringe any of the competitor's patents and intends to vigorously defend against the suit; however, the outcome is uncertain at this time.

     All wholly owned subsidiaries of the Company are subject to financing agreements that limit the amount of cash dividends and loans that can be advanced to the Company. At September 30, 1999, all of these subsidiaries' net assets were restricted under these agreements. These restrictions will have an impact on the Company's ability to pay dividends.

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

     Year 2000 Readiness

     The Company's Year 2000 Readiness Program uses the phased approach that is common in its industry. "Year 2000 Ready," or "Year 2000 Readiness," means that customers will experience no material difference in performance and functionality of the Company's networks prior to, during or after the year 2000. All phases have been completed for the satellite voice and terrestrial data networks. Regarding its satellite data networks, American Mobile has completed all phases of work for hub equipment and is in the process of upgrading or assisting customers in upgrading their equipment. The Company has also completed validation/test, implementation and rollout of its internal systems (including voice customer billing software, CMIS). In implementing its Year 2000 Readiness Program, the Company has received oral and written representations and readiness statements from vendors and suppliers, including, but not limited to, the manufacturer of the Company's satellite and its provider of telemetry, tracking and control services for the satellite. The Company has relied on such representations in assessing its Year 2000 Readiness. The complex of hardware and software that the Company maintains consists of commercial off-the-shelf
(COTS) software, as  well as custom software developed specifically for American

Mobile's networks. In certain cases, American Mobile's Year 2000 Readiness Program involves upgrading COTS software that is unsupported by the vendor or whose Year 2000 Readiness could not be determined. Upgrading such COTS software, as planned, provides greater certainty regarding the Year 2000 Readiness of such products and ensures that vendor support will be available.

     The total cost of American Mobile's Year 2000 Readiness Program was approximately $2.4 million in 1998. Expenditures for the Year 2000 Readiness Program in 1999 were estimated to be up to $6.1 million, $5.0 million has been incurred as of September 30, 1999. Some of these costs, including the purchase of software upgrades and consulting services, are expensed as incurred while other costs, such as hardware purchases, are being treated as capital expenditures. The lower-than expected costs are mainly due to lower than expected internal and external effort required to upgrade the Communications Ground Segment, including its Northern Telecom switch.

     The estimated cost schedule and readiness status for American Mobile's Year 2000 Readiness Program are management's best estimates. However, there is no guarantee that the Company will achieve these results and actual results could differ materially from those anticipated. Some of American Mobile's critical business systems depend significantly on software programs and third party services that are not within the Company's control. Failure to solve Year 2000 errors within American Mobile's critical business systems could result in possible service outages, miscalculations or disruption of operations that could have a material impact on the Company's business. Because of the Company's heavy dependence on software, some Year 2000 problems may not be found or the remediation efforts may introduce new bugs that are not identified before they impact operations. This applies to both COTS software and custom software.

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

     American Mobile has contingency and recovery plans in place to minimize service interruptions that can mitigate, although not eliminate, interruptions caused by problems resulting from Year 2000 issues. For example, the Company has backup power supplies and generators in place for certain portions of its networks in the event of electrical power outages. In addition, for some services American Mobile has contracted with more than one service provider. These plans, systems and services are being incorporated into the Company's Year 2000 contingency planning. To the extent that it is commercially reasonable to do so, American Mobile is including other redundant or alternative sources of services in its Year 2000 contingency planning efforts.

     Accounting Standards

     In June 1998, FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires the recognition of all derivatives as either assets or liabilities measured at fair value. In June
1999, FASB issued Statement No. 137, which defers the effective date of Statement No. 133 until fiscal quarters beginning after June 15, 2000. The Company does not believe that the adoption of this statement will have a material impact on its financial position and results.


                           PART II - OTHER INFORMATION
           Item 4. Submission of Matters to a Vote of Security Holders

     (a) At a special meeting of the stockholders of American Mobile held on September 7, 1999, the matters described under (c) below were voted upon.

     (b) Not Applicable.

     (c) (1) Stockholders approved the issuance of 2,134,801 shares of common stock, par value $.01 per share ("Common Stock"), to XM Ventures, in connection with the Exchange Agreement entered into by American Mobile with WorldSpace, Inc., XM Satellite Radio Holdings Inc. and XM Ventures. The vote on this proposal was 20,663,620 for, 1,030,200 against, and 18,683 abstaining.

          (2) Stockholders approved an amendment to American Mobile's Restated Certificate of Incorporation to increase the number of shares of Common Stock authorized for issuance from 75,000,000 to 150,000,000 shares. The vote on this proposal was 29,994,178 for, 1,577,379 against, and 19,191 abstaining.

     (d)  Not Applicable.


Item 6. Exhibits and Reports on Form 8-K

(a)       Exhibits

3.1 - Restated Certificate of Incorporation of American Mobile Satellite Corporation (as restated effective September 7, 1999) (incorporated by reference to Exhibit 4.1 to the Company's registration statement on Form S-8 (File No. 333-88807)).

3.2 - Amended and Restated Bylaws of American Mobile Satellite (as amended and restated effective September 23, 1999) (incorporated by reference to Exhibit 4.2 to the Company's registration statement on Form S-8 (File No. 333-88807)).

11.1 -    Computations of Earnings Per Common Share (filed herewith)

27.0 -    Financial Data Schedule (filed herewith)


(b)      Current Reports on Form 8-K
         On October 6, 1999,  the Company filed a Current Report on Form 8-K, in
         response  to  Item  5-Other   Events,   reporting  that  the  Company's
         subsidiary, XM Satellite Radio Holdings Inc.
         had commenced an initial public offering.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AMERICAN MOBILE SATELLITE CORPORATION
                                          (Registrant)



Date:   November 15, 1999           /s/Walter V. Purnell, Jr.
                                    --------------------------------------
                                    Walter V. Purnell, Jr.
                                    President and Chief Executive Officer



                                    /s/W. Bartlett Snell
                                    --------------------------------------
                                    W. Bartlett Snell
                                    Senior Vice President and
                                       Chief Financial Officer
                                    (principal financial and accounting officer)

                                  EXHIBIT INDEX

Number         Description

3.1  -         Restated   Certificate  of   Incorporation   of  American  Mobile
               Satellite  Corporation (as restated effective  September 7, 1999)
               (incorporated by reference to Exhibit 4.1 to the Company's registration statement on Form S-8 (File No. 333-88807)).

3.2  -         Amended and  Restated  Bylaws of American  Mobile  Satellite  (as
               amended and restated effective September 23, 1999) (incorporated by reference to Exhibit 4.2 to the Company's registration statement on Form S-8 (File No. 333-88807)).

11.1  -        Computations of Earnings Per Common Share (filed herewith)

27.0  -        Financial Data Schedule (filed herewith)