Form 10-K
period 1999-12-31
AMERICAN MOBILE SATELLITE CORP
filed 2000-03-30
CIK 913665

As filed with the Securities and Exchange Commission on March 30, 2000.

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

Commission file number 0-23044

AMERICAN MOBILE SATELLITE CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	93-0976127
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10802 Parkridge Boulevard
Reston, VA	20191-5416
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 758-6000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 per value per share
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes  X No

The aggregate market value of shares of Common Stock held by non-affiliates at March 27, 2000 was approximately $1,055,180,513.

Number of shares of Common Stock outstanding at March 27, 2000: 49,455,775.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the Company’s definitive Proxy Statement for its 2000 Annual Meeting of Stockholders is incorporated by reference in Part III of this Form 10-K.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.

AMERICAN MOBILE SATELLITE CORPORATION

1999 Annual Report on Form 10-K

PART I

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements regarding our expected financial position and operating results, our business strategy, and our financing plans and requirements are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words or phrases such as, for example, “may,” “will,” “anticipate,” “estimate,” “expect,” “project,” or “intend.” These forward-looking statements reflect our plans, expectations and beliefs, and, accordingly, are subject to certain risks and uncertainties. We cannot guarantee that any of such forward-looking statements will be realized. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements (“Cautionary Statements”) include, among others, those described under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview,” and elsewhere in this annual report, including in conjunction with the forward-looking statements included in this annual report. All of our subsequent written and oral forward-looking statements (or statements that may be attributed to us) are expressly qualified by the Cautionary Statements. You should carefully review the risk factors described in our other filings with the Securities and Exchange Commission (the “SEC”) from time to time, including our registration statement on Form S-3 (File No. 333-81459), and our quarterly reports on Form 10-Q to be filed after this annual report, as well as our other reports and filings with the SEC. In addition, you are urged to review carefully the Report on Form 8-K, dated February 25, 2000, of XM Satellite Radio Holdings Inc. (“XM Radio”) (File No. 0-27441) describing the risk factors relating to XM Radio’s business, as well as XM Radio’s other reports filed from time to time with the SEC.

Item 1.  Business

Overview

We are a nationwide provider of two-way, wireless mobile data services and mobile Internet services, principally for business-to-business uses. Our customers use our networks and applications for email messaging and dispatch and voice communications services, enabling businesses and mobile workers to transfer electronic information and messages and access corporate databases and the Internet. We have developed a versatile array of services targeted at customers in four primary market segments: (1) mobile email and other Internet-based content services, (2) telemetry, which refers to device to device communications for database access or remote monitoring, (3) transportation and package delivery, and (4) field service. Our network is designed to offer a broad array of wireless data services such as:

•	two-way mobile Internet services, including our recently-launched eLinkSM wireless email service, that provide business-to-business users integrated wireless access to a broad range of corporate and Internet email and Net-based information;

•	telemetry systems that connect remote equipment, such as wireless point-of-sale terminals, with a central monitoring facility;

•	mobile data and call dispatch fleet management systems, used by large transportation companies and field service organizations;

•	global position tracking systems that permit businesses to manage mobile assets; and

•	point-to-multi-point voice communications systems used by natural resource companies, utilities, government agencies and other entities with mobile fleets and field workers.

We have been providing terrestrial wireless services to customers for several years, using a network which possesses four key design attributes: (1) two-way communication, (2) deep in-building penetration, (3) user mobility, and (4) broad nationwide coverage. We offer our customers the nation’s largest, most fully-deployed terrestrial wireless two-way data network, comprising nearly 2,000 base stations that provide service to 427 of the nation’s largest cities and towns, including virtually all metropolitan areas. In 1999, we significantly improved terrestrial network performance and coverage, adding approximately 300 new base stations. Our satellite in geosynchronous orbit overlays our terrestrial network, thereby extending the service area coverage of our network for certain of our service offerings throughout all 50 states and the Caribbean. The satellite also provides nationwide voice and dispatch services. As of December 31, 1999, there were approximately 140,700 end users on our networks, of which 122,200 were using data services, and 18,500 were using voice services.

We believe that our network’s rapid message response time, extensive nationwide coverage and deep in-building penetration are key competitive advantages. Our business-to-business customers enjoy the advantages of wireless integrated network applications and mobile Internet services for mission critical applications, built on a fully redundant network architecture. We are the only mobile data network to offer guaranteed message delivery to our customers.

Our Strategy

Our objective is to penetrate aggressively the large and growing markets for mobile Internet data communications services, and wireless telemetry applications. To meet this objective we intend to:

Leverage Resources of Strategic Distribution Partners. To penetrate our target markets, we have signed a number of strategic distribution alliances with industry leaders. We intend to access the resources and large existing corporate customer bases of these partners to address significantly more potential customers than we would be able to address on our own. For example, we have formed alliances with SkyTel, a leading national paging company with several hundred trained sales representatives, and Critical Path, an email outsourcer which hosts more than 11 million email boxes. We have also formed a strategic alliance with IBM, providing us with the opportunity to market our services to an established base of large corporate customers. In the telemetry market, we have entered into reseller agreements with U.S. Wireless (point-of-sale), ABB Information Systems (utility monitoring), and Ameritech SecurityLink (alarm monitoring), and other value added resellers. We will continue to seek strategic distribution channels that will enable us to more fully penetrate our existing markets and access potential new markets on an incremental basis. In addition, in vertical markets we intend to exploit cross-selling opportunities using some of our existing large corporate customers.

Develop New Wireless Applications. We intend to exploit the market potential of our wireless network by working with value-added partners and major e-business solutions providers to develop additional innovative wireless applications and content-based services, including future enhancements to our eLink wireless email service. As market acceptance and demand for wireless email grows, we believe users will demand a wide variety of content-based services and features currently accessible on the Internet. As an example of this strategy, we have formed a strategic relationship with MicroStrategy under which subscribers to our eLink service will be able to receive, and act upon, timely, personalized alerts and updates on subjects such as finance, weather, news and sports. We have also signed agreements to develop Internet content-based services for use with our eLink service with GoAmerica and Neomar, and we are pursuing other similar agreements. In addition, we have formed an important strategic alliance with IBM, under which we will jointly develop and market wireless enterprise-wide email and other e-business solutions to corporate customers, as well as large email hosting Internet Service Providers, Mail Service Providers, and Applications Service Providers.

Work With Vendors to Develop Less Expensive and More Functional User Devices. We will continue to work with vendors to develop new generations of user devices and applications that combine improved functionality and convenience at a lower price. We also intend to work with vendors to help bring our network services to existing popular PDA platforms, such as held-held devices. In addition, we will continue to incorporate inexpensive, off the shelf software or free software in our services. We believe that lower price points will accelerate the acceptance and adoption of our services in our traditional markets, and will also enable us to better penetrate our targeted new wireless markets. By working with suppliers and other business partners and by making strategic software and hardware investments, we have significantly lowered the total cost of ownership of our products. At the same time, we have improved the functionality of our devices and made them smaller and more convenient.

Capitalize on, and Enhance, Our Network’s Technical Advantages. We have been providing terrestrial wireless services to customers for several years, using the nation’s largest, most fully deployed terrestrial wireless two-way data network. Unlike many competitors who are in the process of building limited city-wide or regional terrestrial networks, or planning to launch satellites, we have deployed a national network that is well tested and reliable, and our future network expansion requirements are expected to arise primarily from increased customer demand. We believe that our terrestrial network provides key competitive advantages currently unmatched by any competitor: broad nationwide geographic coverage, guaranteed two-way message delivery, rapid message response time, and deep in-building penetration with superior performance characteristics when compared with cellular-based architectures or satellite-only alternatives. We also believe that our two-way messaging and wireless email products are superior to currently available “two-way paging” services, due to the full, two-way messaging capabilities that our network enables. We will continue to enhance our terrestrial network’s capacity and coverage by acquiring additional frequency, building more base stations, both in existing and new geographic markets, and selectively upgrading the technological capabilities of existing base stations.

Our Wireless Service Offerings

We offer wireless services in four general categories: (1) terrestrial data, including eLink wireless email, (2) multi-mode data, (3) satellite-only data, and (4) satellite voice and dispatch. We describe each of these categories below.

Terrestrial Data Services

General. Terrestrial data services are the core of our wireless business. Utilizing a variety of portable and hand-held user devices, our terrestrial data services enable communications between groups of mobile or fixed terminals and a single “hub.” We target our data applications to both vertical and horizontal markets. Applications include wireless email, Internet and Intranet access, fax, peer-to-peer communications, asset tracking, dispatch, point-of-sale, and other telemetry applications. There are over 30 types of subscriber devices available from more than 15 manufacturers for use on our terrestrial network. These devices include Research in Motion’s (RIM) handheld eLink devices, ruggedized laptops, handheld digital assistants, and wireless modems for PC’s. A variety of software firms have developed “middleware” which helps to minimize our customers’ development efforts in connecting the customer’s application to our network. Also, a number of off-the-shelf software packages enable popular email software applications on our network.

In the field service market, long-standing customers such as IBM, Sears, Pitney Bowes, and NCR use our customized terrestrial data applications to enable their mobile field service technicians to stay connected. These customers value the broad, nationwide coverage and deep in-building penetration of our terrestrial data network.

Our largest single terrestrial data application is in the package delivery market, where UPS has registered for service approximately 32,700 of its third generation package tracking devices on our network, under a multi-year agreement with us that calls for UPS to deploy approximately 50,000 devices on our network by the end of 2001.

eLink Wireless Email. Our eLink wireless email service, which we launched in the fall of 1999, provides mobile users with integrated wireless access to a broad range of corporate and Internet email and personal information management (PIM) applications. The eLink service uses a palm-sized wireless handheld device, the RIM 850, manufactured by Research in Motion. This device features a full QWERTY keyboard and a thumbwheel which functions as a mouse. We sell the RIM 850 for $359, with a monthly fee of $59.95 for unlimited email service or a limited use plan priced at $24.95 per month.

We currently offer two versions of eLink, “AgentSM ,” and “MessengerSM.”

Users of our eLink Agent service can send and receive email messages, using their existing corporate or Internet email address, over our terrestrial network, as long as the user’s email system is compliant with the industry protocol known as Post Office Protocol 3, or POP 3. Outgoing mail sent form the device appears to have come from the user’s desktop PC. eLink Agent synchronizes with a user’s desktop PC so that full calendar, task list, and contact information can be instantly swapped to and from the device.

Our eLink Messenger service assigns a unique email address (separate from the user’s corporate or Internet email address), allowing users to send and receive wireless email messages independent of other email systems. In addition, the Messenger service allows users to send faxes from their device, and the device also functions as a pager.

We are actively working on a number of innovative enhancements to our eLink service. For example, we are currently developing an IMAP4 solution for eLink, which will provide a more robust Internet email application protocol, thereby enabling seamless connectivity of our eLink service with a wider variety of commercial email applications. We are also developing a combined Agent/ Messenger offering, which will allow users to “toggle” back and forth between the two services. We expect to introduce several of these enhancements to the marketplace shortly.

While eLink currently is a wireless email service, we believe it will serve as a platform for future applications that go beyond simple email, such as wirelessly extending corporate enterprise-wide information management tools and systems.

Telemetry. We work with a variety of resellers in the telemetry market. These resellers integrate customer-specific devices and systems with our network to provide a wireless means of transmitting data from a fixed or mobile site to a central monitoring facility. Applications include wireless point-of-sale systems, utility meter reading, vending and office machine automation, and security/alarm monitoring.

Pricing of Terrestrial Data Services. Terrestrial data service customers are charged a monthly access fee. In addition to this access fee, users pay for usage depending on the number of kilobytes of data transmitted. Our pricing plans offer a wide variety of volume packaging and discounts, consistent with customer demand and market conditions. The average monthly bill for our data customers (other than eLink) range from below $10 for high unit quantity, low traffic volume, off-peak telemetry users, to over $100 for high-volume, peak users in the field service market. Our average monthly revenue per data user in the fourth quarter of 1999 was approximately $43.

Multi-Mode Data Services

Our multi-mode communications service, MobileMAX2SM, uses our terrestrial and satellite network to provide “least-cost-routing” for our customers’ two-way data communications. MobileMAX2 does this by actively seeking connections to the lower cost terrestrial network before automatically switching to our satellite network. By using both networks, the multi-mode service offers complete nationwide coverage. We believe that MobileMAX2, a lightweight, easily-installed device, will prove to be a cost-effective solution for long-haul trucking customers, as well as the broader transportation industry, including the less-than-truckload and package delivery markets. In addition to selling the MobileMAX2 service, we have initiated a bundled leasing program targeted at smaller and medium-sized trucking companies who may not be able to afford the capital expenditure associated with a purchase of the equipment. Multi-mode users are charged a monthly access fee that includes a specified number of vehicle location reports. Multi-mode customers, such as Sitton Motor Lines and Southeastern Freight Lines, value the least-cost-routing feature and complete nationwide coverage of our multi-mode service.

Satellite-Only Data Service

We offer satellite-only messaging as an alternative to our multi-mode service for customers in the long-haul trucking segment. Customers with broad network coverage requirements but relatively low usage requirements can get the service they need at an affordable price by subscribing to our satellite-only data service. Representative customers in this segment include CNF and Cannon Express.

Satellite Voice and Dispatch Services

Our satellite telephone service supports two-way circuit-switched voice, facsimile and data service. We offer a wide range of satellite phone configurations developed to address the particular communications needs of our customers. We market telephone service to businesses that have nationwide coverage requirements, including those operating in geographic areas that lack significant terrestrial coverage, such as natural resource companies, utilities and telecommunications companies that require backup and restoral support, public safety organizations, and maritime users seeking expanded or less costly coverage for both commercial and recreational vessels. Our satellite telephone customers include CBS, the Red Cross, FEMA, and the State of Louisiana.

Our satellite dispatch service provides point-to-multi-point voice communications among users in a customer-defined group using a push-to-talk device. This service facilitates team-based contingency-driven operations of groups operating over wide and/or remote areas. Our targeted customer groups include oil and gas pipeline companies, utilities and telecommunications companies with outside maintenance fleets, state and local public safety organizations, and public service organizations who need to seamlessly link resources on a nationwide basis. Our satellite dispatch customers include AT&T, MCI WorldCom, and the Williams Companies.

Satellite telephone users are charged both fixed access and variable usage fees. Our satellite dispatch customers are charged a fixed access fee for virtually unlimited usage. Monthly bills for satellite voice customers range from over $100 for high volume users to a low of $35 for certain public safety and emergency restoral applications. Our average monthly revenue per voice user in the fourth quarter of 1999 was approximately $73.

Our Wireless Customers

As of December 31, 1999, there were approximately 140,700 user devices in service on our network and an established customer base of large corporations in the following market segments:

Percentage of
Market Segments	Total Units

Transportation and package delivery	40%

Field service	33

Telemetry and point of sale	9

ELink	2

Maritime and Other	16

Total	100%

As of December 31, 1999, our customer base included the following product segments:

Percentage of
Product Segments	Total Units

Data:

Terrestrial only:

eLink	2%

Other	62

Multi-mode	10

Satellite-only	7

Private network customers	6

Voice:

Telephony	7

Dispatch	5

Private network customers	1

Total	100%

Marketing and Distribution

We market our wireless services through distribution partners and resellers, our direct sales force, and dealers.

Distribution Partners and Resellers. To penetrate new wireless data markets with significant growth potential, we have signed a variety of distribution alliances with key industry leaders. We intend to leverage the resources and large existing corporate customer bases of these partners to address significantly more potential customers than we would be able to address on our own. For example, we have formed an alliance with SkyTel, a leading national paging company, under which SkyTel offers our eLink service to SkyTel’s customers through its sales force of several hundred trained sales representatives and its resale partners. We have formed similar distribution alliances with internet service providers, such as GoAmerica. We also have a marketing agreement with Critical Path, an email outsourcer which hosts more than 11 million email boxes. We have also formed a strategic partnership with IBM, under which we will jointly develop and market wireless enterprise-wide email and other e-business solutions to corporate customers. We use resellers to distribute our services and to resell capacity on our network. Typically, we use resellers either in non-core markets, such as the maritime voice market, where Stratos Global Corporation is our exclusive reseller, or in specialized markets, such as telemetry, where we sell capacity on our network to resellers who integrate their customers’ equipment and systems with our network to provide a customized application. In the telemetry market, we have entered into reseller agreements with U.S. Wireless (point-of-sale), ABB Information Systems (utility monitoring), and Ameritech SecurityLink (alarm monitoring). We also use three specialized government resellers, one of which has included certain of our products and services on its General Services Administration schedule. We intend to seek other, similar means of expanding our opportunities to sell to the government market. We also sell bulk satellite capacity to private network customers who use this capacity to support their own proprietary networks and products.

Direct Sales Force. We have a direct sales force that is experienced in selling our various wireless services. Historically, our direct sales force has focused on the requirements of business customers who need customized applications. With the launch of our eLink wireless email service, we have also built up a significant sales force concentrated on promoting our eLink offering to vertical markets. Our corporate accounts group is focused on promoting our eLink wireless email service to wirelessly enable enterprise-wide email systems for Fortune 500 accounts. For our wireless data services, we also have regionally based representatives who specialize in specific industry segments. Sales to corporate account targets generally require a sustained marketing effort lasting several months. Prior to making a buying decision, a majority of the accounts exercise a due diligence process where competitive alternatives are evaluated. Our employees often assist in developing justification studies, application design support, hardware testing, planning and training. In the wireless email area, our internal sales force has been key to our ability to convey crucial customer feedback to our product management team, enabling us to identify and develop new product and service features, such as an IMAP4 solution, the new, more robust internet mail application protocol, and additional connectivity options.

Dealers. We use dealers to market and sell our satellite voice and dispatch services. These dealers typically have strong business relationships with regional public safety entities, as well as with smaller field service fleets. We believe that opportunities exist to capitalize on the strengths of this channel by introducing a low-cost terrestrial data device with minimum integration requirements. Typically these dealers serve as agents for sales and service and do not provide billing and collection services. These dealers are generally compensated with a standard activation fee, plus a modest percentage of the service revenue for which they are responsible.

Our Network

Our wireless network consists of (1) the largest two-way terrestrial data network in the United States, providing service to 427 of the nation’s largest cities and towns, including virtually all metropolitan areas, and (2) a satellite in geosynchronous orbit with coverage of the continental United States, Alaska, Hawaii, Puerto Rico, the U.S. Virgin Islands and U.S. coastal waters and airspace. The network provides a wide range of mobile data and voice services.

Users of our network access it through subscriber units that may be portable, mobile or stationary devices. Generally, subscriber units enable either data or voice communications and are designed to operate over either the terrestrial data-only network or the satellite network, which provides both voice and data communications. In addition, our multi-mode subscriber equipment is designed to provide least-cost routing of data messages over the integrated terrestrial and satellite network.

Subscriber units receive and transmit wireless data or voice messages from either terrestrial base stations or our satellite, MSAT-2. Terrestrial messages are routed to their destination via data switches that we own, which connect to the public data network. Satellite messages are routed to their destination via satellite data and voice switches, located at our headquarters, which connect to the public data and switched voice networks. A data switch located in Lincolnshire, Illinois links the terrestrial and satellite networks for the delivery of our multi-mode data service.

Our terrestrial network delivers superior in-building penetration, completion rates and response times compared to other wireless data networks through the use of a patented single frequency reuse technology developed by Motorola. Single frequency reuse technology enables multiple base stations in a given area to use the same frequency. As a result, a message sent by a subscriber can be received by a number of base stations. This technology contrasts with more commonly used multiple frequency reuse systems which provide for only one transmission path for a given message at a particular frequency. In comparison with multiple frequency reuse systems, our technology provides superior in-building penetration and response times and enables us to incrementally deploy additional capacity as required, instead of in larger increments as required by most wireless networks.

Our satellite, MSAT-2, has an expected end of service date of 2006 subject to potential malfunctions and other factors. We have an agreement with TMI Communications and Company, Limited Partnership, a Canadian company which owns and operates a technologically identical satellite known as MSAT-1, for back up, restoral and additional capacity if our satellite fails or we need additional capacity. In return, we have agreed to provide TMI with similar back-up service on our MSAT-2 satellite.

Equipment and Supplier Relationships

We have contracts with multiple vendors to supply equipment configurations designed to meet the requirements of specific end-user applications. We continue to pursue enhancements to these devices that will result in additional desirable features and reduced cost of ownership. Although many of the components of our products are available from a number of different suppliers, we rely on a relatively small number of key suppliers. The devices used with our services generally are subject to various product certification requirements and regulatory approvals before they are delivered for use by our customers.

Our eLink wireless email service uses the RIM 850, a palm-sized handheld device manufactured by Research in Motion, Limited. This device includes a full QWERTY keyboard and features a unique thumb wheel that functions similarly to a PC mouse. Research In Motion also manufactures modems designed to be integrated into handheld field service terminals, telemetry devices, utility monitoring and security systems and certain other computing systems, as well as the modem that is incorporated into MobileMAX2, our second generation multi-mode terminal manufactured by Vistar Telecommunications. Our supply arrangements with Research in Motion are not exclusive, and Research in Motion manufactures similar hardware products for other companies, including BellSouth Wireless, our competitor in the two-way wireless email market segment.

In addition to the messaging devices manufactured by Research in Motion, there are currently over 30 other types of subscriber units available from approximately 15 manufacturers that can operate on our terrestrial network. Examples of portable subscriber units include ruggedized laptop computers, small external modems, handheld or palmtop “assistants,” and pen based “tablets.”

In the transportation segment, we have an agreement with Vistar Telecommunications Inc., a Canadian company, to provide multi-mode data terminal equipment, including our second generation multi-mode terminal, MobileMAX2. The new multi-mode terminal incorporates a modem provided by Research in Motion.

Mobile satellite voice telephones are offered in a number of different configurations that deliver a variety of features and options to meet specific market needs. The primary suppliers of our voice terminal equipment have been Westinghouse Wireless Solutions, Inc. and Mitsubishi Electronics America. We have no arrangements with Westinghouse or Mitsubishi for the delivery of any new voice terminal equipment, and, when our remaining voice inventory is depleted, our customers who need voice equipment will need to buy such equipment from Westinghouse, Mitsubishi or another manufacturer whose equipment works on our satellite network, through such vendors’ designated distribution channels. Other vendors are exploring putting new voice terminal equipment on our network and we are committed to working with such vendors to facilitate their development efforts with a view toward certifying new equipment on our network. We continue working with Westinghouse and Mitsubishi to provide support and service to our voice customers.

Tandem Computer provides the terrestrial network switching computers under a multi-year lease that extends through 2000, while AT&T provides network services including a nationwide wireline data network, and leased sites which house regional switching equipment for our terrestrial network.

We also have a relationship with AT&T as our vendor for switched inbound and outbound public switched telephone network services. The satellite system terminates calls from its telephone product via both the AT&T and Sprint networks.

We have an agreement with Motorola under which Motorola provides certain continued support for the terrestrial network infrastructure, and ongoing maintenance and service of the terrestrial network base stations. An unrelated third party also provides certain lease administration services for a portion of the terrestrial network base station site leases.

Hughes Network Systems Ltd. manufactures and supports the key component to our multi-mode and satellite messaging products, namely the land earth stations. There are currently four land earth stations that are operational, with a fifth under development. The platform for our voice products, the communications ground segment, depends upon products from multiple vendors, most of which are generally commercially available. Northern Telecom manufactures and supports the core voice switch. Digital Equipment Corporation supplies the computing platform that runs the communications ground segment.

We own certain patents, technical data and other intellectual property that has been developed in connection with our communications network. We jointly own certain intellectual property with TMI, the Canadian mobile satellite service provider, and we license intellectual property from other vendors for operation of our network. We believe our ownership of and rights to intellectual property for our system is sufficient for our business purposes.

The terrestrial network, and certain of its competitive strengths such as deep in-building penetration, is based upon single frequency reuse technology. Motorola holds the patent for the single frequency reuse technology. We have entered into support agreements with Motorola to provide for certain support of the operations of the terrestrial network. However, there can be no assurance that Motorola will not enter into arrangements with our competitors, or that if it does, such arrangements would not harm our business.

Competition

The wireless communications industry is highly competitive and is characterized by constant technological innovation. We compete by providing unmatched geographic coverage, deep in-building penetration, and guaranteed reliability distinguish us from existing and emerging competitors. Our wireless business solutions are used by businesses that need critical customer and operational information in a mobile environment.

We have multiple business lines and compete with a variety of service providers, from small startups to Fortune 500 companies. Because we compete in several market segments with a broad range of services, competitors and competing technologies may address one or more of our market segments. We face competition from service providers in (1) dedicated mobile data, (2) PCS/cellular, (3) narrowband PCS/enhanced paging, (4) emerging technology platforms, and (5) mobile satellite services.

Dedicated Mobile Data. Companies using packet data on dedicated mobile networks provide wireless data services that compete directly with a number of our data products. In a packet data environment data messages are transmitted in short bursts. Primary competitors using this technology include BellSouth Wireless Data and Metricom. BellSouth Wireless Data, a wholly owned subsidiary of BellSouth Corporation, operates a terrestrial-only network that provides data services to customers in vertical markets such as the field service, transportation and utility industries, and two-way messaging service to the the horizontal market. We believe that our network provides broader coverage, and superior in-building penetration than BellSouth Wireless Data’s network. In addition, we continue to upgrade our network in major metropolitan areas to continue to offer broader geographic coverage and operate at faster speeds than the BellSouth Wireless Data network. Metricom’s Ricochet service provides wireless access to the Internet, private intranets, local area networks and email. Because of the large size of the Metricom modem, the mobility of the user is limited while using the service. Metricom currently offers its service in limited regions, comprised of San Francisco, Seattle, parts of New York City and Washington, D.C. Metricom plans to add several more cities in 2000.

The vendor of our wireless email device, Research in Motion, also offers a competing wireless messaging service, called Blackberry, which utilizes BellSouth Wireless Data’s network. Blackberry offers wireless email and Personal Information Management (PIM) functionality, but only serves users in a Microsoft Exchange environment. We believe that our eLink wireless email service is superior to similar products offered by competitors because of (1) the ability to combine a wider variety of corporate and Internet email applications with the eLink email service, (2) a unique synchronizing cradle that automatically updates users’ personal information management features, (3) more attractive pricing, (4) a rechargeable battery option, and (5) the nationwide breadth of our terrestrial wireless network.

PCS/ Cellular. PCS and cellular services presently serve the majority of mobile communications users in the United States, with over 73 million subscribers at the end of 1999. There are a large number of cellular and PCS systems collectively providing voice service throughout most of the United States, with no single competitor providing the seamless, national footprint that is available through our network. As the average voice revenue per subscriber declines, wireless voice carriers are beginning to focus on delivering wireless data services in an effort to differentiate their voice products and to retain voice customers. The first of these services is the Sprint PCS Wireless Web. Sprint allows circuit switched wireless web access to several content services using the numeric keypad of the phone. Other voice carriers are also beginning to offer wireless data services through mobile phones, but we believe the limitations of today’s PCS and cellular features and networks will limit competition in our target markets. Users must type messages using the numeric keypad, must have a digital phone and digital service, and do not have access to data services when they roam onto analog networks, detracting from the user experience. Pricing today is based on per-minute charges that can accumulate quickly as users are required to log on to the Sprint web browser and use Yahoo to send or receive email or access content services. It is expected to take several years before PCS/cellular carriers will have the breadth of coverage to match our services.

Cellular digital packet data (CDPD), the cellular industry’s only packet data service, is available in fewer geographic markets than our service, covering approximately 55% of the U.S. population. Expansion of the CDPD networks has slowed considerably as carriers such as AT&T and Bell Atlantic Mobile look to other means to provide data services to their voice customers. Some cellular and PCS carriers offer short message capabilities, depending on the protocol they use, and expect to offer larger capacity packet data services in the next few years.

Narrowband PCS/ Enhanced Paging. Some traditional paging companies, such as SkyTel, Arch and Metrocall, are expanding beyond their traditional alpha/numeric paging into two-way wireless messaging services using narrowband PCS. Typical applications include wireless email, near-real time delivery of stock quotes and other time sensitive information, and mobile workforce communications. Although some paging companies have begun to offer limited two-way messaging services, initial challenges in coverage, responsiveness and throughput, as well as the high cost of service, currently limit their adoption by our targeted customers. These services compete primarily with our eLink wireless email services. We have signed a strategic alliance with SkyTel under which SkyTel markets our eLink service to its customers, and we have similar reseller agreements with our national distribution partners.

Emerging technology platforms. A variety of new technologies, devices and services will result in new types of competition for us in the near future. The emergence of new protocols such as WAP (Wireless Access Protocol) and Bluetooth is expected to enable the use of the Internet as a platform to exchange information between people with different devices on different networks. WAP defines a protocol for altering Internet sites to make their content more readily transmittable to mobile user devices, where bandwidth is limited. Bluetooth is a wireless networking technology that will enable communications between disparate devices in a home or office setting. Manufacturers such as Nokia, Ericsson and Qualcomm are developing mobile phones and devices to work with the WAP and Bluetooth protocols. Within the next few years, it is expected that new, so-called “3G technologies,” new forms of CDMA, TDMA and GSM, will increase the data capabilities of voice and data services and may have a competitive impact on portions of our business.

The growth in wireless data opportunities has led traditional hardware manufacturers and software developers to invest in technologies that will allow the migration of core products and services to a mobile environment.

Companies like IBM, Oracle, Siebel, Sun and Lucent have made significant investments in the area of mobility to guarantee their place in both the desktop and mobile/handheld computing environments.

Although the emergence of new technologies and new players expands our competitive environment, we believe it provides more of an opportunity than a threat. For example, we have formed a strategic partnership with IBM to develop mobile services that will be sold into IBM’s enterprise customers and users of Lotus Notes. Through IBM and other partners, we intend to be able to offer a full range of services, from simple wireless email to customized wireless data solutions, to our target customers in the enterprise market.

Mobile Satellite Services. A number of companies are selling or developing mobile satellite services that compete with our satellite voice and data services as well as our multi-mode transportation product. We do not view these mobile satellite services as competitors to the terrestrial component of our network because they are satellite-based and lack the extensive urban and in-building coverage we provide.

We face competition in the limited satellite voice and data services market from several companies that utilize a variety of satellite technologies. TMI, a Canadian company that operates a geosynchronous satellite comparable to our MSAT-2 satellite, received permission in November 1999 from the FCC to offer mobile messaging services in the United States using its Canadian-licensed MSAT-1 satellite. Its offerings are similar to many of our satellite voice and data services. As described below in “Regulation”, we have appealed the FCC decision granting TMI authority to operate in the United States. Globalstar recently launched its satellite services in limited areas of the globe, including the areas covered by our satellite. Globalstar’s system consists of a constellation of forty-eight low earth orbiting satellites that covers more than eighty percent of the globe. Globalstar offers or plans to offer global voice, fax, and data services. We do not foresee Globalstar providing a nationwide dispatch service such as ours or a data service in excess of 9600 bps. It is a more complex and expensive system than the satellite component of our network, but offers some advantages over our voice services such as smaller handheld telephones, global coverage, and in certain circumstances, reduced transmission delay.

Our multi-mode transportation product, MobileMAX2, utilizes both the satellite and terrestrial components of our network and competes in the trucking market, principally with Qualcomm’s satellite-only, low-speed OmniTRACS product. While both MobileMAX2 and OmniTRACS provide similar service, OmniTRACS currently does not have a terrestrial communications path or least-cost routing capabilities similar to our MobileMAX2 product. With OmniTRACS, transmissions to and from a vehicle must be routed exclusively over a satellite network and are subject to line of sight blocking and higher transmission costs. Qualcomm plans to launch a separate terrestrial-only service in 2000 using the Sprint PCS CDMA network.

In addition to relatively complex non-geosynchronous systems designed to provide mobile voice services, there are relatively simple “little” low earth orbit systems that would provide only low-speed packet data services. These systems, including ORBCOMM Global, L.P., and LEO One USA, have access to comparatively limited spectrum and are expected to compete for customers who require specialty applications such as asset tracking services for untethered trailers.

Employees

At December 31, 1999, we had 493 employees. None of our employees is represented by a labor union. We consider our relations with our employees to be good.

Our Investment in XM Radio

In addition to our core wireless business, we have a significant investment in XM Satellite Radio Holdings Inc., a development stage company. XM Radio is seeking to become a nationwide provider of digital quality audio entertainment and information programming transmitted directly by satellites to vehicle, home and portable radios. XM Radio owns one of two FCC licenses to provide a satellite digital audio radio service for the United States. XM Radio is developing its service, which it will call “XM Radio,” to provide a wide variety of music, news, talk, sports and other programming offering up to 100 distinctive channels.

XM Radio has a separate management team and a business plan that is distinct from our core wireless business. To date, XM Radio has received substantially all of its required funding from independent sources in exchange for debt and equity interests in XM Radio. We are not required to provide any additional funding to XM Radio, and we currently expect that XM Radio will continue to obtain substantially all of its required funding from other sources. Accordingly, we do not expect that development of the XM Radio business will have a material effect on our consolidated liquidity, capital resources or cash flows.

For more details about XM Radio, its business and a discussion of certain risk factors related to its business plan, readers are urged to review carefully XM Radio’s Current Report on Form 8-K, dated February 25, 2000 (File No. 0-27441) filed with the SEC, as well as XM Radio’s other reports filed with the SEC from time to time.

Regulation

The satellite network and terrestrial two-way wireless data network used in our core wireless business are regulated to varying degrees at the federal, state, and local levels. Various legislative and regulatory proposals under consideration from time to time by Congress and the FCC have in the past materially affected and may in the future materially affect the telecommunications industry in general, and our wireless business in particular. The following is a summary of significant laws, regulations and policies affecting the operation of our core wireless business. In addition, many aspects of regulation at the federal, state and local level currently are subject to judicial review or are the subject of administrative or legislative proposals to modify, repeal, or adopt new laws and administrative regulations and policies. Neither the outcome of these proceedings nor their impact on our operations can be predicted at this time.

General Regulatory Matters Applicable to Our Wireless Business

The ownership and operation of our satellite and terrestrial networks are subject to the rules and regulations of the FCC, which acts under authority established by the Communications Act and related federal laws. Among other things, the FCC allocates portions of the radio frequency spectrum to certain services and grants licenses to and regulates individual entities using that spectrum. American Mobile operates pursuant to various licenses granted by the FCC.

American Mobile is a Commercial Mobile Radio Service provider and therefore is regulated as a common carrier. We must offer service at just and reasonable rates on a first-come, first-served basis, without any unjust or unreasonable discrimination, and we are subject to the FCC’s complaint processes. The FCC has forborne from applying numerous common carrier provisions of the Communications Act to Commercial Mobile Radio Service providers. In particular, we are not subject to traditional public utility rate-of-return regulation, and we are not required to file tariffs with the FCC for our domestic services.

As a provider of interstate telecommunications services, we are required to contribute to the FCC’s universal service fund, which supports the provision of affordable telecommunications to high-cost areas, and the provision of advanced telecommunications services to schools, libraries, and rural health care providers. Under the FCC’s current rules, we are required to contribute a percentage of the end-user telecommunications revenues we derive from the retail sale of interstate telecommunications services. Currently excluded from a carrier’s universal service contribution base are end-user revenues derived from the sale of information and other non-telecommunications services and wholesale revenues derived from the sale of telecommunications. A significant portion of the terrestrial network revenue falls within the excluded categories, thereby reducing our universal service assessments. Current rules also do not require that we impute to our contribution base retail revenues derived when we use our own transmission facilities to provide a service that includes both information service and telecommunications components. There can be no assurances that the FCC will retain the exclusions described herein or its current policy regarding the scope of a carrier’s contribution base. American Mobile may also be required to contribute to state universal service programs. The requirement to make these state universal service payments, the amount of which in some cases may be subject to change and is not yet determined, may have a material adverse impact on the conduct of our business.

American Mobile is subject to the Communications Assistance for Law Enforcement Act (“CALEA”). Under CALEA, we must ensure that law enforcement agencies can intercept certain communications transmitted over our networks. We must also ensure that law enforcement agencies are able to access certain call-identifying information relating to communications over our networks. We must comply with the CALEA requirements and any rules subsequently promulgated by June 30, 2000 or face possible sanctions, including substantial fines and possible imprisonment of company officials. It is possible that we may not be able to comply with all of CALEA’s requirements or do so in a timely manner. Where compliance with any requirement is deemed by the FCC to be not “reasonably achievable,” we may be exempted from such requirement. In addition, CALEA establishes a federal fund to compensate telecommunications carriers for all reasonable costs directly associated with modifications performed by carriers in connection with equipment, facilities, and services installed or deployed on or before January 1, 1995. For equipment, facilities, and services deployed after January 1, 1995, the CALEA fund is supposed to compensate carriers for any reasonable costs associated with modifications required to make compliance “reasonably achievable.” It is possible that all necessary modifications will not qualify for this compensation and that the available funds will not be sufficient to reimburse American Mobile. The requirement to comply with CALEA could have a material adverse effect on the conduct of our business.

As a matter of general regulation by the FCC, we are subject to, among other things, payment of regulatory fees, restrictions on the level of radio frequency emissions of our systems’ mobile terminals and base stations, and “rate integration” regulations requiring that providers of interstate interexchange telecommunications services charge the same rates for these services in every state, including Puerto Rico and the U.S. Virgin Islands. Any of these regulations may have an adverse impact on the conduct of our business.

The FCC licenses of American Mobile are subject to restrictions in the Communications Act that (1) certain FCC licenses may not be held by a corporation of which more than 20% of its capital stock is directly owned of record or voted by non-U.S. citizens or entities or their representatives and (2) that no such FCC license may be held by a corporation controlled by another corporation (“indirect ownership”) if more than 25% of the controlling corporation’s capital stock is owned of record or voted by non-U.S. citizens or entities or their representatives, if the FCC finds that the public interest is served by the refusal or revocation of such license. However, with the implementation of the Basic Telecommunications Agreement, negotiated under the auspices of the World Trade Organization (“WTO”) and to which the United States is a party, the FCC will presume that indirect ownership interests in American Mobile’s FCC licenses in excess of 25% by non-U.S. citizens or entities will be permissible to the extent that the ownership interests are from WTO-member countries. The Basic Telecommunications Agreement and this presumption regarding indirect ownership by non-U.S. citizens or entities do not apply to XM Radio’s satellite radio license. If the 25% foreign ownership limit is exceeded, the FCC could potentially take a range of actions which could harm our business.

Our Terrestrial Network

Our terrestrial network consists of base stations licensed in the Business Radio and Specialized Mobile Radio Service, all operating in the 800 MHz frequency band. The terrestrial network is interconnected with the public switched data network.

The FCC’s licensing regime in effect when it issued licenses for the terrestrial network provided for the issuance of individual licenses for specific channels at specific sites. With respect to the part of the band in which all of the terrestrial base stations operate, however, the FCC has implemented a new licensing regime. The new licensing regime involves the auctioning of licenses for specific channels for wide geographic areas, within which the licensee will have substantial flexibility to operate any number of base stations, including base stations that may operate on the same channels as incumbent licensees such as American Mobile. The FCC proposes to prohibit the new geographic licensees from causing interference to incumbents, but there is concern that such interference may occur and that practical application of these rules is uncertain.

We believe that we have licenses for sufficient channels to meet our current needs for capacity on the terrestrial network. To the extent that we need additional capacity, we may be required to either participate in the upcoming auctions or acquire channels from other licensees. As part of its new licensing regime, the FCC permits a wide-area geographic licensee, with prior FCC approval, to sell a portion of its geographic area to another entity. This partitioning authority may increase our flexibility to operate additional base stations, but the practical utility of this option is uncertain at this time.

We operate the terrestrial network under a number of waivers of the FCC’s technical rules, including rules on station identification, for-profit use of excess capacity, system loading, and multiple station ownership. Several of these waivers were first obtained individually by IBM and Motorola, which operated separate wireless data systems until forming the ARDIS joint venture in 1990. The FCC incorporated a number of these waivers into its regulations when it implemented Congress’ statutory provision creating the Commercial Mobile Radio Service classification, and we no longer require those waivers. As of March 3, 1999, we completed our planned construction of base stations for which extended implementation was granted by the FCC in 1996.

Our Satellite Network

We are licensed by the FCC to provide a broad range of mobile voice, data and dispatch services via satellite to land, air and sea-based customers in a service area consisting of the continental United States, Alaska, Hawaii, Puerto Rico, the U.S. Virgin Islands and U.S. coastal waters and airspace. American Mobile is also authorized to provide fixed site voice and data services via satellite to locations within this service area, so long as such services remain incidental to American Mobile’s mobile communications services. American Mobile is authorized to build, launch and operate three geosynchronous satellites in accordance with a specified schedule. We are not in compliance with the schedule for commencement and construction of our second and third satellites and we have petitioned the FCC for changes to the schedule. Certain of these extension requests have been opposed by third parties. The FCC has not acted on our requests. The FCC has the authority to revoke the authorizations for the second and third satellites and, in connection with such a revocation, could exercise its authority to rescind our license. We believe that the exercise of such authority to rescind the license is unlikely. The term of the license for each of our three authorized satellites is ten years, beginning when we certify that the respective satellite is operating in compliance with the license. The ten-year term of the license for MSAT-2 began August 21, 1995. Although we anticipate that the authorizations are likely to be extended in due course to correspond to the useful lives of the satellites and that new licenses will be granted for replacement satellites, there is no assurance of such extension or grant.

On July 2, 1998, we filed an application for authority to launch and operate our second-generation mobile satellite system. This satellite is intended to support our existing satellite services and also allow the provision of an extended array of services, such as higher data rate services and services to lower-power terminals. There is no guarantee that the FCC will grant this application. The filing of the application does not commit us to expend any resources toward this project; however, should we decide to proceed with the construction of the follow-on satellite, we would be required to raise substantial additional capital to fund this project.

MSAT-2 is designed to operate over the 1530-1559/1631.5-1660.5 MHz bands (the “L-band”). American Mobile is currently licensed to operate in the 1544-1559/1645-1660.5 MHz bands (the “upper L-band”). The FCC has designated American Mobile as the licensee for both MSS and Aeronautical Mobile Satellite (Route) Service (“AMS®S”). AMS®S includes satellite communications related to air traffic control, as well as aeronautical safety-related operational and administrative functions. As a condition to its authorization, American Mobile is required by the FCC to be capable of providing priority and preemptive access for AMS®S traffic in the upper L-band and to be interoperable with and capable of transferring AMS®S traffic to international and foreign systems providing such service. We currently anticipate we will be able to meet these requirements without any material adverse effect on our business. If we are unable to meet these requirements, the FCC may authorize and give priority spectrum access to one or more additional satellite systems that meet the specified requirements.

We have applied for authorization to operate in the 1530-1544/1631.5-1645.5 MHz band (the “lower L-band”). If we are assigned spectrum in the lower L-band, we will be required by the FCC to provide similar priority and preemptive access in that spectrum to maritime distress and safety communications. With respect to our mobile voice terminals, we currently anticipate we will be able to meet this requirement without any material adverse effect on our business. The Federal Aviation Administration filed comments, however, in connection with our application to operate up to 30,000 mobile data terminals that were transitioned from leased space segment to MSAT-2 in late 1995, stating its concern that the mobile data terminals cannot be operated in compliance with our obligation to provide priority and preemptive access in the upper L-band. The FAA has proposed that we operate the mobile data terminals in the lower L-band. We have received successive six-month grants of special temporary authority, under a two-year waiver of the FCC’s rules on priority and preemptive access, to operate up to 15,100 mobile data terminals in the lower L-band. This number was increased to 33,100 terminals pursuant to our acquisition of the mobile data equipment and services previously licensed to Rockwell. The two-year waiver expired on August 1, 1997, but remains in effect while our request for a two-year extension of that waiver is pending at the FCC. We will need additional authority to increase the number of mobile data terminals that we are authorized to operate in order to achieve planned growth in our data services, and on July 27, 1999, we applied for authority to operate an additional 36,900 mobile terminals in the lower L-band. We will also need the FCC to grant us or another entity authority to operate over our space segment to operate mobile data terminals with a different transmission design than those operated under our current lower L-band authorization. Transmissions from these terminals require a wider bandwidth than do transmissions from our existing terminals. We were granted a six-month special temporary authority to operate up to 10,000 of these mobile data terminals on February 12, 1999. VISTAR Telecommunications, Inc., the manufacturer of these wider-bandwidth mobile data terminals, has applied for a blanket license to operate up to 100,000 of these terminals using our satellite. There can be no assurance that we or others will continue to receive authority to operate these mobile data terminals or other mobile terminals in the lower L-band over our space segment.

American Mobile’s mobile terminal authorizations are subject to compliance with certain requirements regarding interference protection to the Global Positioning System (“GPS”). With the consent of the FAA, the FCC granted our application subject to certain conditions, including that the grant may be modified after the interference issue is studied. The FCC is now proposing to impose more stringent limits on the out-of-band emissions from certain mobile terminals, including those used in connection with our system, in order to protect GPS and the Russian Global Navigation Satellite System. Some of our existing mobile terminals may not comply with this proposed standard. Under the FCC’s proposal, all mobile terminals commissioned after January 1, 2002 must comply with this new limit, and any terminals not meeting the new specifications must be retired or retrofitted by 2005. While we believe that we will be able to comply with the proposed 2002 deadline for newly commissioned terminals, we have opposed the 2005 deadline for the retirement or retrofitting of existing, non-compliant terminals. If adopted by the FCC, this policy could have a material adverse effect on our business.

American Mobile’s license authorizes MSAT-2 to operate using certain telemetry, transfer and control frequencies in the Ku-band. American Mobile operates MSAT-2 at the 101 degrees W.L. orbital location. GE American Communications, Inc., also operates a satellite at the 101 degrees W.L. orbital location. American Mobile and GE American have an agreement covering MSAT-2 that may require us to modify our operations or make certain payments to GE American if our operations cause interference to those of GE American. While there can be no assurances, we do not anticipate any interference in the operations of MSAT-2 and those of GE American.

American Mobile’s subscriber equipment will operate in L-band frequencies that are limited in available bandwidth. The feeder-link earth stations and the network communications controller of the communications ground segment operate in the more plentiful fixed satellite service Ku-band frequencies. Of the 30 MHz in the upper L-band frequencies, American Mobile is currently licensed to operate in the 1544-1559/1645.5-1660.5 MHz bands. Of the 30 MHz assigned to American Mobile by the FCC, one MHz is limited to AMS®S and one-way paging and two MHz are limited to distress and safety communications. We do not plan to operate on these three MHz of bandwidth.

In June 1996, the FCC issued a notice of proposed rulemaking proposing to assign to American Mobile the first 28 MHz of internationally coordinated L-band spectrum from either the upper or lower portion of the

MSS L-band. Under the FCC’s proposal, we would have first priority access to use the lower L-band spectrum as necessary to compensate for spectrum unavailable for coordination in the upper L-band. In the event the United States is able to coordinate more than 28 MHz of L-band spectrum, the FCC has proposed allowing other applicants to apply for assignment of those frequencies. Certain entities have filed with the FCC petitions to deny our application and comments opposing the assignment of additional frequencies to American Mobile. While there can be no assurances, we believe the FCC is likely to grant our application.

In the Ku-band frequencies, American Mobile is currently licensed to operate MSAT-2 using 200 MHz within the bands 10.75-10.95 GHz for downlink transmissions and 13.0-13.15 GHz and 13.2-13.25 GHz for uplink transmissions. We have applied for authority to operate using an additional 200 MHz of spectrum within the same bands.

Spectrum availability, particularly in the L-band, is a function not only of how much spectrum is assigned to us by the FCC, but also the extent to which the same frequencies are used by other systems in the North American region, and the manner of such use. All spectrum use must be coordinated with other parties that are providing or plan to provide mobile satellite-based communications in the same geographical region using the same spectrum. At this time, the other parties with which spectrum use must be coordinated include Canada, Mexico, the Russian Federation and Inmarsat. In addition, a new Japanese system proposes to operate in a manner that would interfere with our system and other systems in this region, and this Japanese system’s spectrum use will have to be coordinated with these regional operators.

Use of the spectrum is determined through a series of negotiations between the United States government and the other user agencies, pursuant to the rules and regulations of the International Telecommunication Union. For the past several years, each of the countries and international organizations that have used or will use L-band frequencies within the North American region have met regularly to negotiate and coordinate their current and future use of that spectrum. This international coordination process is not yet complete and there has been no spectrum sharing arrangement since the end of 1999. In the absence of a coordination agreement, we must operate our system on a non-interference basis.

We estimate that international coordination will make approximately 20 MHz of L-band spectrum available to the United States for MSAT-2. Since the coordination process involves many parties and there is uncertainty about the total outcome, the actual amount of spectrum available may be less than that estimated. The operation of the new Japanese system may have the effect of further reducing our access to spectrum. Some of the spectrum that may be available to us may include a portion of the 28 MHz lower L-band spectrum adjacent to the frequencies already assigned to us by the FCC.

The International Telecommunications Union Radio Regulations include a table of frequency allocations that prescribe the permitted uses of the radio spectrum. As a result of the International Telecommunications Union satellite plan for parts of the Ku-band, there also may be restrictions on our ability to deploy feederlink earth stations in Alaska, Hawaii, Puerto Rico, and the U.S. Virgin Islands.

During the course of the licensing process for American Mobile and several times since, the FCC has stated that there is only enough spectrum in the MSS L-band for the FCC to authorize a single mobile satellite services system to provide service in the United States. On November 30, 1999, however, the FCC granted two applications to use TMI’s Canadian-licensed system to provide service in the United States to up to 125,000 mobile terminals. TMI’s system operates in the MSS L-band and has a satellite footprint that covers the United States. We are currently appealing the FCC’s grant of these applications to the United States Court of Appeals for the D.C. Circuit. There is no assurance that this appeal will be successful. TMI’s entry into the domestic U.S. marketplace may increase TMI’s demand for spectrum in the international coordination process and otherwise make it more difficult for us to secure access to 20 MHz of spectrum. The FCC may grant additional applications to use TMI’s system or other foreign-licensed L-band systems to provide service to domestic U.S. customers.

American Mobile is operating under waivers of certain FCC rules. In 1996, the FCC issued an order requiring all Commercial Mobile Radio Service providers to offer what are known as “enhanced 9-1-1 services” including the ability to automatically locate the position of all transmitting mobile terminals. We would not have been able to offer this automatic location information without adding substantially to the cost of our mobile equipment and reconfiguring our communications ground segment software. The FCC decided not to impose specific new requirements on mobile satellite services providers, including American Mobile, at that time. The FCC did state its expectation that such providers eventually would be required to provide “appropriate access to emergency services.” A decision to impose this requirement on mobile satellite services providers could have a material adverse effect on our business.

The FCC enacted “rate integration” regulations requiring that providers of interstate interexchange telecommunications services charge the same rates for these services in every state, including Puerto Rico and the U.S. Virgin Islands. We have opposed the imposition of this rate integration requirement on our mobile satellite services system, so that we may preserve the flexibility to charge more for service in areas covered by satellite beams that require more satellite power. The FCC has denied our request for a permanent exemption from its rate integration requirement, but has not yet ruled on our request for a temporary waiver of a year or more. The FCC has granted American Mobile an interim waiver from its rate integration requirement until its decision on American Mobile’s temporary waiver request.

Item 2.  Properties.

We lease approximately 94,000 square feet at our headquarters office space and network operations center in Reston, Virginia. The lease has a term which runs through August 3, 2003 (which may be extended at our election for an additional five years). In addition, we lease a back-up Ku-band radio frequency facility in Alexandria, Virginia. We also lease approximately 86,000 square feet of space for office space and an operations center in Lincolnshire, Illinois, the lease for which expires December 31, 2005 (which may be extended at our election for an additional five years). We also lease site space for nearly 2,000 base stations and antennas across the country for the terrestrial network under one- to five-year lease contracts with renewal provisions. We anticipate that we will be able to gain access to additional base station sites when necessary on acceptable terms.

Item 3.  Legal Proceedings.

There are no material pending legal proceedings that are required to be disclosed.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company’s Stockholders during the fourth quarter of fiscal 1999.

PART II

Items 5, 6, 7 and 8.

The information called for by Items 5 through 8 of Part II is presented in a separate section of this Annual Report on Form 10-K commencing on the page numbers specified below:

Form 10-K Item	Page

Item 5 – Market for the Registrant’s Common Equity and Related Matters	F-54

Item 6 – Selected Financial Data	F-55

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	F - 2

Item 8 – Financial Statements and Supplementary Data	F-13

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Items 10, 11, 12 and 13.

The information called for by Part III (Items 10, 11, 12 and 13) is incorporated herein by reference from the material included under the captions “Nominees,” “Board Committees, Meetings, and Compensation,” “Executive Officers,” “Performance Graph,” “Summary Compensation Table,” Option/ SAR Grants in Last Fiscal Year,” “Option/ SAR Exercises and Year-End Option Values,” “Compensation and Stock Option Committee Report,” “Security Ownership of Certain Beneficial Owners and Management,” “Agreements Among Stockholders,” “Compensation and Stock Option Committee Interlocks and Insider Participation” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement (to be filed) for its Annual Meeting of Stockholders to be held May 23, 2000 (the “Proxy Statement”). The Proxy Statement is being prepared and will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and furnished to the Company’s Stockholders, on or about April 19, 2000.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) 1.  Financial Statements.

The following consolidated financial statements of the Company and its subsidiaries are included in a separate section of this Annual Report on Form 10-K commencing on the page numbers specified below:

INDEX

Management’s Discussion and Analysis of Financial Condition and Results of Operations	F - 2

Report of Arthur Andersen LLP, Independent Public Accountants to American Mobile	F-13

Report of KPMG LLP, Independent Auditors to XM Satellite Radio Holdings Inc. and Subsidiaries	F-14

Consolidated Statements of Operations of American Mobile	F-15

Consolidated Balance Sheets of American Mobile	F-16

Consolidated Statements of Stockholders’ (Deficit) Equity of American Mobile	F-18

Consolidated Statements of Cash Flows of American Mobile	F-19

Notes to Consolidated Financial Statements of American Mobile	F-21

Quarterly Financial Data of American Mobile	F-54

Selected Financial Data of American Mobile	F-55

     2.  Financial Statement Schedules.

Financial Statement Schedules not included with the ones listed below have been omitted because they are not required or not applicable, or because the required information is shown in the financial statements or notes thereto.

1. Condensed Financial Information of Registrant	Page S-1

2. Valuation and Qualifying Accounts	Page S-10

     3.  Exhibits.

3.1	— Restated Certificate of Incorporation of the Company (as restated effective September 7, 1999) (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-88807))
3.2	— Amended and Restated Bylaws of the Company (as amended and restated effective September 23, 1999)(incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-88807))
9.1	— Amended and Restated Stockholders’ Agreement dated as of December 1, 1993, between the Company and certain holders of its capital stock (Incorporated by reference to Exhibit 9.1 to the Company’s Registration Statement on Form S-1 (Reg. No. 33-70468))
10.1	— Contract for an MSAT Spacecraft, dated December 7, 1990 between the Company and Hughes Aircraft Company, amended June 15, 1993 (Amendment Nos. 1 through 4) and further amended November 11, 1993 (Amendment No. 5), AMSC Subsidiary Corporation, as assignee of the Company, and Hughes Aircraft Company (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Reg. No. 33-70468))
10.1a	— Amendment No. 6 to the American Mobile Hughes MSAT Spacecraft Contract, dated October 11, 1994, between AMSC Subsidiary Corporation, as assignee to the Company, and Hughes Aircraft Company (Incorporated by reference to Exhibit 10.3a to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-23044))
10.1b	— Mutual Final Release, dated October 11, 1994, between AMSC Subsidiary Corporation, Hughes Aircraft, Spar Aerospace Limited and Lockheed Missiles & Space Company, Inc. (Incorporated by reference to Exhibit 10.3b to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-23044))
10.1c	— Amendment No. 7 to the American Mobile Hughes MSAT Spacecraft Contract, dated October 11, 1994, between AMSC Subsidiary Corporation, as assignee to the Company, and Hughes Aircraft Company (Incorporated by reference to Exhibit 10.3c previously filed with the Report on Form 10-K for the period ending December 31, 1997 (File No. 0-23044)))
10.2	— Memorandum of Agreement for Satellite Capacity, dated February 17, 1992, between AMSC Subsidiary Corporation and Telesat Mobile Inc., as amended by Amending Agreement dated October 18, 1993 among the Company, AMSC Subsidiary Corporation and TMI Communications and Company, Limited Partnership, as successor in interest to Telesat Mobile Inc., and as further amended by letter agreement dated October 18, 1993 (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (Reg. No. 33-70468))
10.3	— Agreement for Cooperation in Joint Procurement of MSS Systems, dated September 19, 1988, between American Mobile Satellite Consortium Inc. and Telesat Mobile Inc. (Incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1 (Reg. No. 33-70468))

10.4	— Joint Operating Agreement, dated April 25, 1990, between the Company and Telesat Mobile Inc. as amended by Amending Agreement dated October 18, 1993 among the Company, AMSC Subsidiary Corporation and TMI Communications and Company, Limited Partnership, as successor in interest to Telesat Mobile Inc. (Incorporated by reference to Exhibit 10.33 to the Company’s Registration Statement on Form S-1 (Reg. No. 33-70468))
10.5	— Right of First Offer Agreement dated as of November 30, 1993 among the Company, Hughes Communications Satellite Services, Inc., Singapore Telecommunications Ltd., Satellite Communications Investments Corporation, Space Technologies Investments, Inc., Satellite Mobile Telephone Company L.P., Transit Communications, Inc., MTel Space Technologies, L.P. and MTel Space Technologies Corporation (Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (Reg. No. 33-70468))
10.5a	— Amendment No. 1 dated June 28, 1996, to Right of First Offer Agreement among American Mobile, Hughes Communications Satellite Services, Inc., Singapore Telecommunications Ltd., Satellite Communications Investments Corporation, Space Technologies Investments, Inc., and Transit Communications, Inc. (Incorporated by reference to Exhibit XI to the Amended and Restated Schedule 13D dated July 1, 1996, filed by Hughes Communications Satellite Services, Inc., Hughes Communications, Inc., Hughes Aircraft Company, Hughes Electronics Corporation and General Motors Corporation with respect to shares of Common Stock, $.01 par value, of American Mobile)
10.6*	— American Mobile Satellite Corporation Stock Award Plan (formerly known as the Amended and Restated 1989 Employee Stock Option Plan) (as amended and restated effective January 27, 2000) (filed herewith)
10.6a*	— Form of Nonstatutory Stock Option Agreement under the Stock Award Plan (filed herewith)
10.7*	— Employee Stock Purchase Plan, as amended June 25, 1998 (incorporated by reference to exhibit 10.7 to the Company’s annual report on Form 10-K for the year ended December 31, 1998 (File No. 0-23044))
10.8*	— Form of Directors and Officers Indemnification Agreement (Incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-23044))
10.9*	— 1994 Stock Option Plan for Non-Employee Directors (Incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K filed for the period ended December 31, 1996 (File No. 0-23044))
10.10*	— Form of Executive Agreements (Incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K filed for the period ending December 31, 1996 (File No. 0-23044))
10.11*	— Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.13b to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-23044))
10.12	— Mobile Terminal Production Agreement, dated October 6, 1992, between AMSC Subsidiary Corporation and Westinghouse Electric Corporation acting through Westinghouse Electronic Systems Company (Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (Reg. No. 33-70468))
10.12a	— Amendment No. 1 to Mobile Terminal Production Agreement, dated November 21, 1994, between AMSC Subsidiary Corporation and Westinghouse Electric Corporation acting through Westinghouse Electronic Systems Company (Incorporated by reference to Exhibit 10.17a to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-23044))

10.12b	— Amendment No. 2 to Mobile Terminal Production Agreement, dated January 23, 1995, between AMSC Subsidiary Corporation and Westinghouse Electric Corporation acting through Westinghouse Electronic Systems Company (Incorporated by reference to Exhibit 10.17b to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-23044))
10.12c	— Amendment No. 3 to Mobile Terminal Production Agreement, dated March 21, 1995, between AMSC Subsidiary Corporation and Westinghouse Electric Corporation acting through Westinghouse Electronic Systems Company (Incorporated by reference to Exhibit 10.17c the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-23044))
10.13	— Mobile Termination Production Contract, dated November 30, 1992, between AMSC Subsidiary Corporation and Mitsubishi Electric Corporation (Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (Reg. No. 33-70468))
10.14	— Deed of Lease at Reston, Virginia, dated February 4, 1993 and amended June 21, 1993, between AMSC Subsidiary Corporation and Trust Company of the West as Trustee (Incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (Reg. No. 33-70468))
10.14a	— Amendment No. 4 to Deed of Lease, dated October 7, 1994, between AMSC Subsidiary Corporation and Trust Company of the West as Trustee (Incorporated by reference to Exhibit 10.20a to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-23044))
10.15	— Master Lease Agreement, dated June 23, 1993, between AMSC Subsidiary Corporation and Digital Equipment Corporation and Amendment to Master Lease Agreement between AMSC Subsidiary Corporation and Digital Equipment Corporation dated August 2, 1993 (Incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (Reg. No. 33-70468))
10.16	— Telemetry, Tracking and Control Satellite Service Agreement, dated as of August 5, 1993, between AMSC Subsidiary Corporation and Hughes Communications Satellite Services, Inc. (Incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (Reg. No. 33-70468))
10.17	— Agreement dated as of December 14, 1992 between AMSC Subsidiary Corporation and GTE Spacenet Corporation (Incorporated by reference to Exhibit 10.35 to the Company’s Registration Statement on Form S-1 (Reg. No. 33-70468))
10.17a	— Amendment No. 1 dated as of November 7, 1997 to the Agreement dated as of December 14, 1992, by GTE Spacenet Corporation and AMSC Subsidiary Corporation (Incorporated by reference to Exhibit 10.65 previously filed with the Report on Form 10-K for the period ending December 31, 1997 (File No. 0-23044))
10.18	— Master Agreement dated March 30, 1994, between Washington International Teleport, Inc., and the Company (Incorporated by reference to Exhibit 10.36a to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-23044))
10.18a	— Contract Amendment No. A001, dated July 1, 1994, between Washington International Teleport, Inc., and the Company (Incorporated by reference to Exhibit 10.36b to the Company’s Quarterly Report on Form 10-Q filed for the period ending September 30, 1994 (File No. 0-23044))
10.18b	— Contract Amendment No. A002, dated July 1, 1994, between Washington International Teleport, Inc., and the Company (Incorporated by reference to Exhibit 10.36c to the Company’s Quarterly Report on Form 10-Q filed for the period ending September 30, 1994 (File No. 0-23044))

10.19	— Asset Sale Agreement dated as of November 22, 1996, by and among Rockwell Collins, Inc. American Mobile and AMSC Subsidiary Corporation (Incorporated by reference to Exhibit 10.61 to the Company’s Current Report on Form 8-K dated November 22, 1996, and filed on December 9, 1996 (File No. 0-23044))
10.20	— Stock Purchase Agreement for the Acquisition of Motorola ARDIS Acquisition, Inc. and Motorola ARDIS, Inc. by AMSC Acquisition Company, Inc., a Wholly-Owned Subsidiary of American Mobile, dated as of December 31, 1997 (Incorporated by reference to Exhibit 10.65 previously filed with the Company’s Report on Form 10-K for the period ending December 31, 1997 (File No. 0-23044)).
10.20a	— Amendment No. 1 dated March 31, 1998 to the Stock Purchase Agreement for the Acquisition of Motorola ARDIS Acquisition, Inc. and Motorola ARDIS, Inc. by AMSC Acquisition Company, Inc., a Wholly-Owned Subsidiary of American Mobile(Incorporated by reference to Exhibit 4.2 to the Schedule 13D dated March 31, 1998, filed by Motorola, Inc.).
10.21	— Participation Rights Agreement by and among Motorola, Inc., American Mobile, and the parties listed on Schedule A, dated as of December 31, 1997 (Incorporated by reference to Exhibit 10.65 previously filed with the Report on Form 10-K for the period ending December 31, 1997 (File No. 0-23044)).
10.21a	— Registration Rights Agreement by and among Motorola, Inc. and American Mobile dated as of March 31, 1998 (Incorporated by reference to Exhibit 4.4 to the Schedule 13D dated March 31, 1998, filed by Motorola, Inc.)
10.22	— Credit Agreement by and between Motorola Inc. and ARDIS Company dated June 17, 1998 (Incorporated by reference to Exhibit 10.61 to the Company’s Current Report on Form 10-Q dated June 30, 1998 (File No. 0-23044)).
10.23	— Indenture of AMSC Acquisition Company, Inc., Series A and Series B, 12 1/4% Senior Notes Due 2008, dated March 31, 1998 (Incorporated by reference to Registration Statement on Form S-4 filed on May 15, 1998 (File No. 333-52777)).
10.24	— Debt Registration Rights Agreement dated March 31, 1998 by and among AMSC Acquisition Company, Inc., Bear, Stearns & Co. Inc., J.P. Morgan Securities Inc., TD Securities (USA) Inc. and BancAmerica Robertson Stephens, and guarantors party thereto (Incorporated by reference to Registration Statement on Form S-4 filed on May 15, 1998 (File No. 333-52777)).
10.25	— Unit Agreement Among American Mobile, AMSC Acquisition Company, Inc. and State Street Bank and Trust Company as Unit Agent, dated March 31, 1998 (Incorporated by reference to Registration Statement on Form S-4 filed on May 15, 1998 (File No. 333-52777)).
10.26	— Warrant Agreement between American Mobile as Issuer and State Street Bank and Trust Company as Warrant Agent dated March 31, 1998 (Incorporated by reference to Registration Statement on Form S-4 filed on May 15, 1998 (File No. 333-52777)).
10.27	— Warrant Registration Rights Agreement dated March 31, 1998 By and Among American Mobile and Bear, Stearns & Co. Inc., J.P. Morgan Securities Inc., T.D. Securities (USA) Inc., BancAmerica Robertson Stephens (Incorporated by reference to Registration Statement on Form S-4 filed on May 15, 1998 (File No. 333-52777)).
10.28	— Pledge and Security Agreement by and among AMSC Acquisition Company, Inc., State Street Bank and Trust Company, as Trustee and State Street Bank and Trust Company, as Collateral Agent dated March 31, 1998 (Incorporated by reference to Registration Statement on Form S-4 filed on May 15, 1998 (File No. 333-52777)).

10.29	— Guaranty Issuance Agreement, dated as of March 31, 1998, among Hughes Electronics Corporation, Singapore Telecommunications Ltd., and Baron Capital Partners, L.P. and American Mobile Satellite Corporation and AMSC Acquisition Company, Inc. (Incorporated by reference to Exhibit 1 to the Schedule 13D dated March 31, 1998, filed by Hughes Communications Satellite Services, Inc.)
10.29a	— Amendment No. 1 to the Guaranty Issuance Agreement, dated as of January 15, 1999, among Hughes Electronics Corporation, Singapore Telecommunications Ltd., and Baron Capital Partners, L.P. and American Mobile and AMSC Acquisition Company, Inc. (Incorporated by reference to Exhibit 10.29a to the Company’s annual report on Form 10-K for the year ended December 31, 1998 (File No. 0-23044))
10.29b	— Amendment No. 2 to the Guaranty Issuance Agreement, dated as of March 29, 1999, among Hughes Electronics Corporation, Singapore Telecommunications Ltd., and Baron Capital Partners, L.P. and American Mobile and AMSC Acquisition Company, Inc. (incorporated by reference to exhibit 10.29b to the Company’s annual report on Form 10-K for the year ended December 31, 1998 (File No. 0-23044))
10.30	— Warrant No. 1 for the Purchase of 3,750,000 Shares (subject to adjustment) of Common Stock of American Mobile Satellite Corporation issued to Hughes Electronics Corporation, dated June 28, 1996 (Incorporated by reference to Exhibit XIII to the Amended and Restated Schedule 13D dated July 1, 1996, filed by Hughes Communications Satellite Services, Inc., Hughes Communications, Inc., Hughes Aircraft Company, Hughes Electronics Corporation and General Motors Corporation with respect to shares of Common Stock, $.01 par value, of American Mobile Satellite Corporation).
10.30a	— Amendment No. 1 to the Warrant Certificate, dated as of March 27, 1997, by and among American Mobile Satellite Corporation and Hughes Electronics Corporation, Singapore Telecommunications Ltd., and Baron Capital Partners, L.P. (Incorporated by reference to Exhibit 4 to the Schedule 13D dated March 31, 1997, filed by Hughes Communications Satellite Services, Inc.)
10.30b	— Amendment No. 2 to the Warrant Certificate, dated as of March 31, 1998, by and among American Mobile Satellite Corporation and Hughes Electronics Corporation, Singapore Telecommunications Ltd., and Baron Capital Partners, L.P. (Incorporated by reference to Exhibit 4 to the Schedule 13D dated March 31, 1998, filed by Hughes Communications Satellite Services, Inc.)
10.30c	— Amendment No. 3 to the Warrant Certificates for the Purchase of Shares of Common Stock of American Mobile Satellite Corporation, dated as of April 1, 1999, by and among American Mobile Satellite Corporation and Hughes Electronics Corporation, Singapore Telecommunications Ltd., and Baron Capital Partners, L.P. (incorporated by reference to exhibit 10.29b to the Company’s annual report on Form 10-K for the year ended December 31, 1998 (File No. 0-23044))
10.31	— Registration Rights Agreement dated as of June 28, 1996, among American Mobile, Hughes Electronics Corporation, Singapore Telecommunications Ltd., and Baron Capital Partners, L.P. (Incorporated by reference to Exhibit XIV to the Amended and Restated Schedule 13D dated July 1, 1996, filed by Hughes Communications Satellite Services, Inc., Hughes Communications, Inc., Hughes Aircraft Company, Hughes Electronics Corporation and General Motors Corporation with respect to shares of Common Stock, $.01 par value, of American Mobile). (Incorporated by reference to Exhibit 10.57 to the Company’s Quarterly Report on Form 10-Q filed for the period ended June 30, 1996 (File No. 0-23044))
10.32	— Warrant for the Purchase of Shares of Common Stock of American Mobile, dated as of March 31, 1998 (Incorporated by reference to Exhibit 2 to the Schedule 13D dated March 31, 1998, filed by Hughes Communications Satellite Services, Inc. )

10.32a	— Amendment No. 1 to Warrant Certificates for the Purchase of Shares of Common Stock of American Mobile Satellite Corporation, dated as of April 1, 1999 by and among Hughes Electronics Corporation, Singapore Telecommunications Ltd. and Baron Capital Partners, L.P. (incorporated by reference to exhibit 10.29b to the Company’s annual report on Form 10-K for the year ended December 31, 1998 (File No. 0-23044))
10.33	— Amended and Restated Registration Rights Agreement, dated as of March 31, 1998, among American Mobile and Hughes Electronics Corporation, Singapore Telecommunications Ltd., and Baron Capital Partners, L.P. (Incorporated by reference to Exhibit 3 to the Schedule 13D dated March 31, 1998, filed by Hughes Communications Satellite Services, Inc.)
10.33a	— Amendment No. 1, dated as of May 10, 1999, to Amended and Restated Registration Rights Agreement among American Mobile, Hughes Electronics, Singapore Telecommunications Ltd., and Baron Capital Partners, L.P. (incorporated by reference to exhibit 10.33a to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 1999 (File No. 0-23044))
10.34	— Term Credit Agreement dated as of March 31, 1998 among American Mobile, Morgan Guaranty Trust Company of New York, Toronto Dominion (Texas), Inc. and other banks party thereto (Incorporated by reference to Exhibit 10.61 to the Company’s Current Report on Form 10-Q dated March 31, 1998 (File No. 0-23044))
10.34a	— Amendment No. 1 and Waiver to Term Credit Agreement dated as of January 15, 1999 among American Mobile, Morgan Guaranty Trust Company of New York, Toronto Dominion (Texas), Inc. and other banks party thereto (incorporated by reference to exhibit 10.34a to the Company’s annual report on Form 10-K for the year ended December 31, 1998 (File No. 0-23044))
10.34b	— Waiver, dated as of May 21, 1999, under the Term Credit Agreement (filed herewith)
10.34c	— Amendment No. 2 and Waiver of Term Credit Agreement and Amendment No. 1 of Term Loan Security and Pledge Agreement, dated as of November 15, 1999, by and among American Mobile, Morgan Guaranty Trust Company of New York, Toronto Dominion (Texas), Inc. and the other banks party thereto (filed herewith)
10.35	— Revolving Credit Agreement dated as of March 31, 1998 among AMSC Acquisition Company, Inc., American Mobile, Morgan Guaranty Trust Company of New York and Toronto Dominion (Texas), Inc. and other banks party thereto (Incorporated by reference to Exhibit 10.61 to the Company’s Current Report on Form 10-Q dated March 31, 1998 (File No. 0-23044))
10.35a	— Amendment No. 1 and Waiver to Revolving Credit Agreement dated as of January 15, 1999 among AMSC Acquisition Company, Inc., American Mobile, Morgan Guaranty Trust Company of New York and Toronto Dominion (Texas), Inc. and other banks party thereto (incorporated by reference to exhibit 10.35a to the Company’s annual report on Form 10-K for the year ended December 31, 1998 (File No. 0-23044))
10.35b	— Amendment No. 2 and Waiver of Revolving Credit Agreement and Amendment No. 1 of Subsidiary Guaranties, dated as of November 15, 1999, by and among AMSC Acquisition Company, Inc., American Mobile, Morgan Guaranty Trust Company of New York, Toronto Dominion (Texas), Inc. and the other banks party thereto, and the Subsidiary Guarantors party thereto (filed herewith)
10.36	— 1999 Stock Option Plan for Non-Employee Directors (Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-88807))
10.36a	— Form of Stock Option Agreement for use with the 1999 Stock Option Plan for Non-Employee Directors (Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (File No. 333-88807))

10.37	— Exchange Agreement, dated June 7, 1999, by and among American Mobile, WorldSpace, Inc., XM Satellite Radio Holdings Inc., and Noah A. Samara, as trustee of XM Ventures (Incorporated by reference to Exhibit 2.1 to the Company’s Report on Form 8-K dated July 9, 1999 (File No. 0- 23044))
10.38	— Registration Rights Agreement, dated July 7, 1999, by and among XM Satellite Radio Holdings Inc. (“XM Radio”), American Mobile, Baron Asset Fund series (“Baron”), Clear Channel Investments, Inc. (“Clear Channel”), Columbia XM Radio Partners, LLC (“Columbia”), DIRECTV Enterprises, Inc. (“DIRECTV”), General Motors Corporation (“GM”), Madison Dearborn Capital Partners III, L.P. (“Madison Capital”), Madison Dearborn Special Equity III, L.P. (“Madison Equity”), Special Advisors Fund I, LLC (“Madison Advisors,” and, collectively with Madison Capital and Madison Equity, “Madison”), and Telcom-XM Investors, L.L.C. (“Telcom”) (Incorporated by reference to Exhibit 99.2 to the Company’s Report on Form 8-K dated July 9, 1999 (File No. 0-23044))
10.39	— Shareholders Agreement, dated July 7, 1999, by and among XM Radio, American Mobile, Baron, Clear Channel, Columbia, DIRECTV, GM, Madison Equity, Madison Capital, Madison Advisors, and Telcom (Incorporated by reference to Exhibit 99.1 to the Company’s Report on Form 8-K dated July 9, 1999 (File No. 0-23044))
10.40	— Note Purchase Agreement, dated as of June 7, 1999, by and among XM Radio and each of Clear Channel, GM, Columbia, DIRECTV, Madison Capital, Madison Advisors, and Madison Equity, and Telcom (Incorporated by reference to Exhibit 99.3 to the Company’s Report on Form 8-K dated July 9, 1999 (File No. 0-23044))
21.1	— Subsidiaries of the Company (filed herewith)
23.1	— Consent of Arthur Andersen LLP (filed herewith)
23.2	— Consent of KPMG LLP (filed herewith)
27.1	— Financial Data Schedule (filed herewith)

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of this report.

(b)	Reports on Form 8-K:

     None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN MOBILE SATELLITE CORPORATION

By	/s/ WALTER V. PURNELL, JR.

Walter V. Purnell, Jr.
President and Chief Executive Officer

Date: March 30, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ WALTER V. PURNELL, JR. Walter V. Purnell, Jr.	President and Chief Executive Officer (principal executive officer)	March 30, 2000
/s/ W. BARTLETT SNELL W. Bartlett Snell	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	March 30, 2000
/s/ GARY M. PARSONS Gary M. Parsons	Chairman of the Board	March 30, 2000

Douglas I. Brandon	Director	March 30, 2000
/s/ BILLY J. PARROTT Billy J. Parrott	Director	March 30, 2000
/s/ ANDREW A. QUARTNER Andrew A. Quartner	Director	March 30, 2000
/s/ JACK A. SHAW Jack A. Shaw	Director	March 30, 2000

INDEX

Management’s Discussion and Analysis of Financial Condition and Results of Operations	F- 2

Report of Arthur Andersen LLP, Independent Public Accountants to American Mobile	F-13

Report of KPMG LLP, Independent Auditors to XM Radio	F-14

Consolidated Statements of Operations of American Mobile	F-15

Consolidated Balance Sheets of American Mobile	F-16

Consolidated Statements of Stockholders’ (Deficit) Equity of American Mobile	F-18

Consolidated Statements of Cash Flows of American Mobile	F-19

Notes to Consolidated Financial Statements of American Mobile	F-21

Quarterly Financial Data of American Mobile	F-54

Selected Financial Data of American Mobile	F-55

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements regarding our expected financial position and operating results, our business strategy, and our financing plans and requirements are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words or phrases such as, for example, “may,” “will,” “anticipate,” “estimate,” “expect,” “project,” or “intend.” These forward-looking statements reflect our plans, expectations and beliefs, and, accordingly, are subject to certain risks and uncertainties. We cannot guarantee that any of such forward-looking statements will be realized. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements (“Cautionary Statements”) include, among others, those described under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview,” and elsewhere in this annual report, including in conjunction with the forward-looking statements included in this annual report. All of our subsequent written and oral forward-looking statements (or statements that may be attributed to us) are expressly qualified by the Cautionary Statements. You should carefully review the risk factors described in our other filings with the Securities and Exchange Commission (the “SEC”) from time to time, including our registration statement on Form S-3 (File No. 333-81459), and our quarterly reports on Form 10-Q to be filed after this annual report, as well as our other reports and filings with the SEC. In addition, you are urged to review carefully the Report on Form 8-K, dated February 25, 2000 (File No. 0-27441) of XM Satellite Radio Holdings Inc. (“XM Radio”) describing the risk factors relating to its business, as well as XM Radio’s other reports filed from time to time with the SEC.

General

This section provides information which we believe is relevant to an assessment and understanding of the financial condition and consolidated results of operations of American Mobile Satellite Corporation (with its subsidiaries, “American Mobile” or the “Company”). The discussion should be read in conjunction with the consolidated financial statements and notes thereto. American Mobile has six wholly-owned subsidiaries which, for purposes of this annual report, are referred to as the core wireless business, and a controlling interest in three other subsidiaries, referred to as XM Radio (defined below). On a consolidated basis, we refer to these entities as American Mobile.

Core Wireless Business

American Mobile was formed in May 1988 and, until 1996, was a development stage company, engaged primarily in the design, development, construction, deployment and financing of a mobile satellite communication system. We have expanded our network through acquisitions over the last several years. In late 1996, we expanded our mobile data messaging service through the acquisition of Rockwell International Corporation’s dual mode mobile messaging and global positioning and monitoring service. On March 31, 1998, we acquired ARDIS Company from Motorola, Inc.. With these acquisitions, we became a leading provider of nationwide wireless communications services, including data, dispatch and voice services, primarily to business customers in the United States. We offer a broad range of end-to-end wireless solutions utilizing a seamless network consisting of the nation’s largest, most fully-deployed terrestrial wireless data network and a satellite in geosynchronous orbit. Combined, we refer to these as the network.

During 1999, we made substantial investments in two new products — eLinkSM and MobileMAX2SM . Our eLink service is a two-way wireless email device and electronic organizer that uses our terrestrial network. We believe that this product will capitalize on the rapid expansion of internet email usage, particularly in the business-to-business environment. MobileMAX2 is our second generation multi-mode mobile data messaging service which uses both our satellite and terrestrial networks to provide least-cost-routing capabilities. We believe MobileMAX2 will improve our competitive position in the transportation industry, since the product has a relatively low cost of entry, and contains added functionality that should allow us to increase our penetration of the less-than-truckload market.

We expect that our rollout of eLink and MobileMAX2 will require a significant investment of financial resources. We believe that the market opportunity represented by these wireless data offerings is substantial, and we have decided to focus the majority of our available future resources on expanding our wireless data business. As a result of these factors and in light of certain regulatory developments in late 1999 with respect to our satellite voice business, we expect that the future level of investment in our voice business and satellite-related product lines will decrease as a percentage of our overall investment. While we expect that this shift in resources will ultimately yield an increase in our customer base, we expect that it will have the effect of driving down average revenue per unit as the percentage of voice customers decreases.

XM Radio

As of March 15, 2000, we had an equity interest in XM Satellite Radio Holdings Inc. (“XM Radio”) of approximately 34.4% (or 25.5% on a fully diluted basis) of the common stock of XM Radio; however, we continue to control XM Radio through Board of Director membership and common stock voting rights. We will continue to consolidate XM Radio until we no longer control XM Radio. We must request and receive FCC approval to relinquish control of XM Radio. Accordingly, the results of XM Radio are consolidated with our financial statements. The operations and financing of XM Radio are maintained separate and apart from the operations and financing of American Mobile (see discussion of Liquidity and Capital Resources below). XM Radio completed its initial public offering in October 1999. Please refer to XM Radio’s SEC reports and filings for more detail about its business plan, risks, and financial results.

Our significant acquisitions in recent years and the impact of consolidating the results of XM Radio, make period to period comparison of our financial results less meaningful, and therefore, you should not rely on them as an indication of future operating performance.

Overview

We have incurred significant operating losses and negative cash flows in each year since we started operations, due primarily to start-up costs, the costs of developing and building the networks and the cost of developing, selling and providing our products and services. We are, and will continue to be, highly leveraged (see discussion of Liquidity and Capital Resources — below).

Our future operating results could be adversely affected by a number of uncertainties and factors, including:

•	the launch of new products or the entry into new market segments, which may require us to continue to incur significant operating losses,

•	our ability to fully recover the value of our inventory in a timely manner,

•	our ability to gain market acceptance of new products and services, including our new product offerings, eLink and MobileMAX2,

•	the timely roll-out of certain key customer initiatives and new products, including for example MobileMAX2,

•	our ability to respond and react to changes in our business and the industry because we have substantial indebtedness,

•	our ability to fund anticipated capital expenditures, operating losses and debt service requirements and our ability to secure additional financing as necessary,

•	our ability to modify the organization, strategy and product mix to maximize the market opportunities as the market changes,

•	our ability to manage growth effectively,

•	competition from existing companies that provide services using existing communications technologies and the possibility of competition from companies using new technology in the future,

•	our ability to maintain, on commercially reasonable terms or at all, certain technologies licensed from third parties,

•	the loss of one or more of our key customers,

•	the timely availability of an adequate supply of subscriber equipment at competitive price points,

•	our ability to expand our networks on a timely basis and at a commercially reasonable cost, or at all, as additional future demand increases,

•	regulation by the FCC,

•	technical anomalies that may occur within the network, which could impact, among other things, customer performance, satisfaction and revenue under contractual arrangements with certain customers, or the operation of the satellite network and the cost, scope or availability of in-orbit insurance.

Additionally, XM Radio is a development stage company with no revenues, and its business is subject to a number of significant risks and uncertainties including the following:

•	the ability to obtain additional financing necessary to complete the build out of its system and maintain operations until such time as it can reach cash flow positive,

•	satellite launch failure, destruction or damage during launch, and premature failure of XM Radio’s satellite that will not be fully covered by insurance,

•	the ability of XM Radio to successfully integrate complex technologies into a technologically feasible configuration,

•	the timely availability of XM Radio subscriber equipment at competitive prices,

•	the ability of XM Radio to gain market acceptance of its service, and

•	the ability of XM Radio to achieve profitability given certain distribution agreement obligations and joint development funding requirements.

The Company has a significant investment in XM Radio which may be effected by the foregoing risks and impact the market price of XM Radio’s stock. For an expanded discussion of XM Radio’s risk factors, please refer to XM Radio’s Report on Form 8-K dated February 25, 2000 filed with the SEC.

Years Ended December 31, 1999 and 1998

Service Revenue and Subscriber Statistics

Service revenues, which includes our data, voice, and capacity reseller services, approximated $67.7 million for 1999, which constituted a $9.7 million, or 17% increase over 1998. The increase in service revenues year over year was primarily attributable to a full year of ARDIS data service in 1999, versus only nine months in 1998. Our 1999 revenue growth was slowed as a result of delays in our rollout of new product initiatives. In the case of MobileMAX2, this delay also caused us to have product shortages of our first-generation equipment, so we had limited equipment available for sale to generate new customers.

	Year Ended
	December 31,

Summary of Revenue	1999	1998	Change	% Change

	(in millions)

Data Service	$49.7	$40.1	$9.6	24%

Voice Service	13.2	14.0	(0.8)	(6)

Capacity Resellers and Other	4.8	3.9	0.9	23

Equipment Revenue	23.4	29.2	(5.8)	(20)

Total	$91.1	$87.2	$3.9	4%

The decrease in service revenue from voice services was primarily a result of a 32% decrease in our average revenue per unit for maritime subscribers following the sale of our maritime business to a reseller in late 1998. This was offset by an increase in our total voice subscriber customer base of 42% as well as Year 2000 priority service fees. Our data service revenue increased as a result of the inclusion of ARDIS for the full twelve months in 1999 as compared to nine months in 1998, which contributed $9.0 million in additional revenue year over year, and a 15% increase in mobile data units during 1999. Service revenue from capacity resellers, who handle both voice and data services, increased primarily as a result of two new customers and increased contract commitments from current customers.

The decrease in revenue from the sale of equipment revenue reflects the sale of approximately $8.5 million of maritime voice equipment to one customer in the fourth quarter of 1998. Excluding this sale, revenue from the sale of equipment increased in 1999 because of increased voice product sales primarily associated with companies preparing for Year 2000, as well as marketing promotions which increased the sales of both data and voice equipment.

As is common in our industry, we report subscriber information and average revenue per unit per month statistics. Although these measures are not required under Generally Accepted Accounting Principles (“GAAP”), we believe that this information helps to demonstrate important trends in our business.

			Average
			Revenue
	Subscribers		per Unit

	Year Ended		Year Ended
	December 31,		December 31,

	1999	1998	1999	1998

Data	122,200	92,700	$42	$51

Voice	18,500	13,000	80	110

Total	140,700	105,700	$47	$60

Additionally, our mix of subscribers can be broken down into the following markets:

	As of
	December 31,

	1999	1998

Field Service	33%	47%

Transportation	40%	27%

Telemetry	9%	10%

Maritime	4%	3%

eLink	2%	—

Other	12%	13%

As the mix of subscribers shifts more to our data business, and more of the voice business is handled by resellers, we expect that the overall average revenue per unit will continue to decline over time towards the average revenue per unit for the data service.

Expenses

	Year Ended
	December 31,

Summary of Expenses	1999	1998	Change	% Change

	(in millions)

Cost of Service & Operations	$69.3	$55.8	$13.5	24%

Cost of Equipment Sales	29.5	30.4	(0.9)	(3)

Sales & Advertising	23.1	19.2	3.9	20

General & Administrative	40.3	17.3	23.0	133

Depreciation & Amortization	55.8	52.7	3.1	6

Impairment of Satellite Assets	97.4	—	97.4	—

Total	$315.4	$175.4	$140.0	80%

As of January 1999, as a result of the completion of the integration of the ARDIS network’s accounting systems and the achievement of certain related cost synergies, we no longer report separate company information for ARDIS. Additionally, effective July 7, 1999, we assumed control of XM Radio and we consolidated its results with ours from that point forward. Consequently, the discussion of the 1999 results reflect the costs of the consolidated entity.

Cost of service and operations includes costs to support subscribers and to operate the network. As a percentage of total revenues, cost of service and operations was 76% for 1999 and 64% for 1998. The increase in cost of service and operations was primarily attributable to (i) additional headcount, primarily as a result of the ARDIS acquisition, (ii) increased communication charges associated with increased service usage and costs to support the terrestrial network, (iii) system and base station maintenance to support the terrestrial network, (iv) site rental costs associated with the terrestrial network, and (v) approximately $3.6 million of incremental Year 2000 costs that we do not anticipate to recur in future years. As a percentage of revenue, cost of service and operations has increased as a result of the variable costs incurred within the terrestrial network, such as site rent and telecommunications costs. XM Radio did not incur any cost of service and operations expenses in 1999.

The cost of equipment sold decreased $0.9 million, or 3%, from $30.4 million in 1998 to $29.5 million in 1999. The decrease from 1998 to 1999 in the cost of equipment sold was primarily attributable to the impact of the sale of the maritime business in 1998, mentioned above, offset by (i) increased sales of voice products supporting Year 2000 preparedness, (ii) increased warranty costs associated with the increased number of registered first-generation multi-mode data products, and (iii) an inventory valuation charge of approximately $4.2 million recorded in the fourth quarter of 1999 related to older voice and satellite-only transportation inventory.

The 20% increase in sales and advertising expenses from 1998 to 1999 was primarily attributable to (i) increased headcount costs resulting from the inclusion of ARDIS acquisition for the full twelve months of 1999 and (ii) costs associated with the launch of our new eLink service offering which included additional advertising and headcount for sales and support staff. We expect these costs to continue to increase as we introduce new products and services and invest in customer acquisition. XM Radio did not incur any sales and advertising expenses in 1999.

General and administrative expenses were $40.3 million in 1999, of which $20.9 million were related to XM Radio. Excluding XM Radio expenses, general and administrative expenses represented 21% and 20% of total revenue in 1999 and 1998, respectively. The $2.1 million increase in general and administrative expenses was primarily attributable to an increase in headcount from the prior year causing an increase in bonuses, training costs, payroll taxes, and 401(K) match expense.

Depreciation and amortization expenses were $55.8 million in 1999, of which $0.9 million was incurred by XM Radio. Excluding XM Radio, depreciation and amortization was approximately 60% of total revenue in 1999 and 1998. The dollar increase in depreciation and amortization expense was primarily attributable to

(i) a full year of depreciation for the ARDIS assets in 1999 versus nine months in 1998 and (ii) depreciation on new assets associated with the expansion of the terrestrial network. In the fourth quarter of 1999, we recorded a $97.4 million asset impairment charge related to our satellite and satellite related ground segment assets. Although the satellite and other assets remain in sound working order, we determined that we would not be able to recover the full carrying value of our satellite and ground segment assets through future undiscounted cash flows, due to the continuing shift of focus of our resources from voice toward data business, as well as the loss of our satellite exclusivity in the United States which occurred in the fourth quarter of 1999. As a result, we recorded an impairment charge for the excess of the carrying value of these assets over their fair value which we estimated using the discounted future cash flows related to these assets. Because we have written these assets down to their fair values, future depreciation charges related to the satellite will be substantially less in 2000 and beyond.

Interest and other income, including that earned by XM Radio, was $8.5 million for 1999, as compared to $4.4 million for 1998. Excluding $2.8 million of interest earned by XM Radio on its short-term investments, the increase was primarily a result of interest earned on XM Radio convertible debt, prior to the consolidation of XM Radio, offset by lower balances on escrows established with the proceeds from the $335 million debt offering.

We incurred $66.0 million of interest expense in 1999, of which $2.7 million was incurred by XM Radio, compared to $53.8 million of interest expense in 1998, reflecting (i) the amortization of debt discount, prepaid interest and debt offering costs in the amount of $15.8 million, excluding XM Radio, in 1999, compared to $16.2 million in 1998, (ii) interest expense, at 12  1/4%, on the $335 million notes issued in March 1998, offset by lower debt balances on our bank facility as a result of the partial repayment in July 1999, as discussed below. We expect that interest costs will continue to increase as we continue to draw down on our bank revolver; however, we expect that a portion of the increased interest expense will be offset by reduced amortization of debt discount costs that were written off when $59 million of debt was repaid and extinguished under the term facility in July 1999.

In January 1999, we issued a note payable to Baron Asset Fund, a stockholder and a guarantor of our bank facility, in the amount of $21.5 million. The note was secured and was exchangeable for a portion of our shares of XM Radio. Since the note was indexed to XM Radio stock, which increased in value during the year, we recorded an unrealized loss in 1999 in the amount of $27.4 million. The note payable was exchanged for XM Radio stock in January 2000, and we will record an offsetting gain in the first quarter of 2000 for the difference between the carrying value of the debt and XM Radio stock exchanged to settle the obligation.

Net capital expenditures, excluding XM Radio, in 1999 for property and equipment were $13.8 million compared to $12.5 million in 1998. Expenditures consisted primarily of assets necessary to continue the build out of our terrestrial network. In addition from the period July 1, 1999 through December 31, 1999, XM Radio expended $1.7 million primarily for office furniture and equipment.

Net capital expenditures for property under construction represent those costs associated with the build out of the XM Radio network. It is anticipated that these expenditures will continue to be significant as XM Radio continues to build out its satellites and ground segments. For the period from July 1, 1999 through December 31, 1999, XM Radio expended $141.2 million for property under construction.

Years Ended December 31, 1998 and 1997

Service Revenue

Service revenues, which includes our data, voice, and capacity reseller services, approximated $58.0 million for 1998, which constituted a $37.3 million increase over 1997. The significant increase in service revenues year over year was primarily attributable to the ARDIS data service. Absent the acquisition of ARDIS on March 31, 1998, service revenues for 1998 increased 33% year to year from $20.7 million to $27.6 million.

	Year Ended
	December 31,

Summary of Revenue	1998	1997	Change	% Change

	(in millions)

Data Service	$40.1	$7.6	$32.5	428%

Voice Service	14.0	10.0	4.0	40

Capacity Resellers and Other	3.9	3.1	0.8	26

Equipment Revenue	29.2	23.5	5.7	24

Total	$87.2	$44.2	$43.0	97%

The increase in service revenue from voice services was primarily a result of a 34% increase in voice customers in 1998 as compared to 1997. The increase in service revenue from our data services was a result of $30.4 million from the ARDIS data service and a 26% increase in mobile data units during 1998. Service revenue from capacity resellers, who handle both voice and data services, increased primarily as a result of increased contract commitments from current customers.

The increase in revenue from the sale of equipment includes the sale of approximately $8.5 million of maritime voice equipment to a maritime reseller in the fourth quarter of 1998. Excluding this sale, revenue from the sale of equipment decreased due to reductions in prices for certain data products. ARDIS equipment sales were $1.4 million.

As of December 31, 1998, there were approximately 105,700 subscribers on the network, as compared to approximately 32,400 at the end of 1997.

Expenses

	Year Ended
	December 31,

Summary of Expenses	1998	1997	Change	% Change

	(in millions)

Cost of Service & Operations	$55.8	$32.0	$23.8	74%

Cost of Equipment Sales	30.4	40.3	(9.9)	(25)

Sales & Advertising	19.2	12.1	7.1	59

General & Administrative	17.3	14.8	2.5	17

Depreciation & Amortization	52.7	42.4	10.3	24

Total	$175.4	$141.6	$33.8	24%

Cost of service and operations for 1998 includes costs to support subscribers and to operate the network. As a percentage of total revenues, cost of service and operations was 64% and 72% for 1998 and 1997, respectively. This increase was primarily attributable to (i) $24.6 million related to ARDIS and (ii) increased interconnect charges associated with increased service usage, offset by (iii) a reduction in information technology costs caused by reducing the dependence on outside consultants. Absent the acquisition of ARDIS on March 31, 1998, cost of service and operations for 1998 was $31.1 million, or a $0.9 million decrease from 1997.

The decrease from 1997 to 1998 in the cost of equipment sold was primarily attributable to the impact of an inventory valuation allowance of approximately $12.0 million recorded in the fourth quarter of 1997 and the resulting decrease in 1998 equipment prices, offset by the cost of the sale of the maritime equipment, mentioned above.

The 59% increase in sales and advertising expenses from 1997 to 1998 was primarily attributable to ARDIS. Absent the acquisition of ARDIS, sales and advertising expenses for 1998 were $12.3 million, an increase of less than 2% over 1997. Sales and advertising expenses were 22% of total revenue in 1998 and 27% of total revenue in 1997.

General and administrative expenses represented 20% and 34% of total revenue in 1998 and 1997, respectively. The dollar increase in general and administrative expenses for 1998 compared to 1997 was primarily attributable to $5.4 million of ARDIS costs offset by reductions of approximately $2.9 million of expenses attributable to (i) $0.9 million in taxes relating to a reversal of an accrual as a result of obtaining a favorable property tax ruling, and (ii) reductions of bad debt expense. Absent the acquisition of ARDIS, general and administrative expenses for 1998 were $11.9 million.

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

Interest and other income was $4.4 million for 1998 as compared to $1.1 million for 1997. The increase was primarily a result of interest earned on escrows established with the proceeds from the $335 million debt offering. We incurred $53.8 million of interest expense in 1998 compared to $21.6 million in 1997, reflecting (i) the amortization of debt discount, prepaid interest and debt offering costs in the amount of $16.2 million in 1998, compared to $9.4 million in 1997, (ii) interest expense on the $335 million Notes at 12  1/4%, offset by lower debt balances on our bank facility.

Interest expense in 1998 was significant as a result of borrowings under our bank facility, the amortization of borrowing costs incurred in conjunction with securing the facility, and interest accrued on the notes issued in the ARDIS acquisition. It is anticipated that interest costs will continue to be significant as a result of the bank facility and notes (see discussion of Liquidity and Capital Resources below).

Net capital expenditures for 1998 for property and equipment were $12.5 million compared to $8.6 million for 1997. The increase was largely attributable to the acquisition of assets necessary to continue the build-outs of the terrestrial network.

Liquidity and Capital Resources

Core Wireless Business

Adequate liquidity and capital are critical to our ability to continue as a going concern and to fund subscriber acquisition programs necessary to achieve positive cash flow and profitable operations. We expect to continue to make significant capital outlays to fund interest expense, new product rollouts, capital expenditures and working capital before we begin to generate positive cash flow from operations. We expect these outlays to continue for the foreseeable future.

In August 1999, we raised $116 million, net of underwriting discounts and expenses, through the issuance of 7 million shares of our common stock in a public offering. Of the proceeds, we used $59 million to pay down a portion of, and permanently reduce, our term loan facility. The rest of the proceeds were used to pay down the revolving loan, which are available for re-borrowing as needed.

Summary of Liquidity and Financing Sources for Core Wireless Business

Our current operating assumptions and projections reflect our best estimate of subscriber and revenue growth and operating expenses. We anticipate that capital expenditures, operating losses, working capital and debt service requirements through 2000, and beyond, can be met by (i) the borrowings available under the bank financing and the vendor financing, (ii) proceeds from the exercise of stock options and warrants and (iii) additional debt or equity financing transactions. We also believe that our investment in XM Radio may provide us, in the future, with flexibility for obtaining additional liquidity in the future, should that be necessary. However, there are various restrictions on our ability to realize liquidity on our investment in XM Radio. Our ability to meet our projections is subject to numerous uncertainties and we cannot guarantee that our current projections regarding the timing of our ability to achieve positive operating cash flow will be accurate. If our cash requirements are more than projected, we may require additional financing in amounts which may be material. The type, timing and terms of financing that we select will be dependent upon our cash needs, the availability of other financing sources and the prevailing conditions in the financial markets. We cannot guarantee that additional financing sources will be available at any given time or available on favorable terms. See “Overview.”

Our current financing arrangements are summarized below:

•	A $141 million bank financing facility, consisting of (i) a $100 million unsecured five-year reducing revolving credit facility and (ii) a $41 million five-year term loan facility, with up to three additional one-year extensions subject to the lenders’ approval, which is secured by the assets of the Company, principally our stockholdings in XM Radio. The bank financing is severally guaranteed by Hughes Electronics Corporation, Singapore Telecommunications Ltd., and Baron Capital Partners, L.P. Both facilities bear interest, generally, at 100 basis points above London Interbank Offered Rate — LIBOR. Certain proceeds that we may receive are required to be used to repay and reduce the bank financing, unless otherwise waived by the lenders and the guarantors. As of February 29, 2000, the Company had outstanding borrowings of $41 million under the term loan facility at 7.1875%, and $69 million under the revolving credit facility at rates ranging from 6.9375% to 7.1875%. Additionally, in connection with the bank financing, we entered into an interest rate swap agreement which reduces the impact of interest rate increases on the term loan facility. Under the swap agreement, we will receive an amount equal to LIBOR plus 50 basis points, paid directly to the banks on a quarterly basis, on a notional amount of $41 million until the termination date of March 31, 2001. The unamortized fee paid for the swap agreement is reflected as an asset in the accompanying financial statements. We are exposed to a credit loss in the event the counter party does not perform under this agreement; however, we do not believe there is a significant risk of non performance, since the counter party to the swap agreement is a major financial institution.

•	A vendor financing commitment from Motorola, Inc., a stockholder, to provide up to $10 million of vendor financing to finance up to 75% of the purchase price of additional terrestrial network base stations. Loans under this facility bear interest at a rate equal to LIBOR plus 7.0% and are guaranteed by American Mobile and each of its wholly-owned subsidiaries. The terms of the facility require that amounts borrowed be secured by the equipment purchased therewith. As of December 31, 1999, $4.1 million was available under this facility.

•	$335 million of senior notes issued at the time of the ARDIS acquisition. The notes bear interest at 12 1/4% annually and are due in 2008. A portion of the net proceeds of the sale of the notes were used to finance pledged securities that are intended to provide for the payment of the first six interest payments on these notes. Interest payments are due semi-annually, in arrears, and began on October 1, 1998. The notes were issued by a subsidiary of American Mobile, and are fully guaranteed by American Mobile.

•	We have also arranged the financing of certain trade payables, and as of December 31, 1999, $4.0 million of deferred trade payables were outstanding at rates ranging from 6.07% to 12.00% and are generally payable by the end of 2000.

For a complete description of these financings and their terms, please see Footnote Number 8 to our financial statements included herein.

Commitments

At December 31, 1999, we had remaining contractual commitments to purchase subscriber equipment inventory, primarily related to eLink and MobileMAX2, in the maximum amount of $44.9 million during 2000 and 2001. We have the right to terminate certain of these commitments by incurring a cancellation penalty representing a percentage of the unfulfilled portion of the contract. As of December 31, 1999, the cancellation penalty would have been approximately $7.4 million.

We have also contracted for the purchase of $10.4 million of base stations to expand our coverage and complete certain necessary site build-outs, $0.4 million for certain software development, and certain other operating expense contract commitments that total approximately $1.2 million over the next year.

XM Radio

XM Radio is operated, managed, and funded separately from our core wireless business. While we do not have any obligation or commitments to provide additional funding to XM Radio, and do not expect to provide any additional funding, we may choose to do so in the future. XM Radio will require significant additional funding in the future. If XM Radio is not successful in obtaining the additional required financing, our investment in XM Radio could be negatively impacted.

On July 7, 1999, XM Radio issued $250 million of Series A subordinated convertible notes to several new strategic and financial investors including General Motors Corporation, Clear Channel Investments, DIRECTV, Telcom Ventures, Columbia Capital and Madison Dearborn Partners. $75 million of the proceeds from this financing were used to repay an outstanding note payable, and the remainder was used for working capital. In October 1999, XM Radio raised net proceeds of approximately $114.1 million through the issuance of 10.2 million shares of common stock in an initial public offering. Concurrent with this offering, the Series A subordinated convertible notes converted to either common stock or preferred stock. In the first quarter of 2000, XM Radio raised an additional $228.5 million in net proceeds through a follow-on offering of 4.4 million shares of common stock and 2.0 million shares of convertible redeemable preferred stock. In March 2000, XM Radio completed a high yield debt offering of 325,000 units, each unit consisting of $1,000 principal amount of 14% Senior Secured Notes due 2010 and one warrant to purchase 8.024815 shares of Class A common stock of XM Radio at an exercise price of $49.50 per share. XM Radio realized net proceeds of $191.0 million, excluding $123.0 million used to acquire securities which will be used to pay interest payments due under the notes for the first three years.

XM Radio is also subject to certain commitments and contingencies. XM Radio has a distribution agreement with General Motors that will require significant expenditures in the future. Under its satellite contract with Hughes Space and Communications, Inc., XM Radio will incur payment obligations of approximately $541.3 million of which $183.9 million had been paid as of December 31, 1999. XM Radio has signed a contract with LCC International, Inc., for the engineering of its terrestrial repeater network with total contract payments expected to be approximately $115 million through 2001. As of December 31, 1999, XM Radio has paid $6.6 million under this contract. In February 2000, XM Radio signed a contract with Hughes Network Systems for the design, development, and purchase of terrestrial repeater equipment. The total value of this contract is $128 million and XM Radio has paid $3.5 million under a letter agreement through December 31, 1999 in anticipation of this contract. On February 16, 2000, XM Radio and Sirius Satellite Radio, a competitor of XM Radio, signed an agreement to develop a unified standard for satellite radios to facilitate the ability of consumers to purchase one radio capable of receiving both XM Radio’s and Sirius Satellite Radio’s services.

Other

All of our wholly owned subsidiaries are subject to financing agreements that limit the amount of cash dividends and loans that can be advanced to American Mobile Parent. At December 31, 1999, all of the subsidiaries’ net assets were restricted under these agreements. These restrictions will have an impact on our ability to pay dividends.

Cash used in operating activities was $107.0 million for 1999, of which $12.8 million was attributable to XM Radio, compared to $56.2 million for 1998. Excluding XM Radio, cash used in operating activities was $94.2 million. The decrease in cash used in operating activities was primarily attributable to (i) increased operating losses, and (ii) a decrease in net working capital primarily due to the timing of payments on accounts receivables and prepaid expenses. Cash used in investing activities was $218.1 million for 1999, of which $215.8 million was attributable to XM Radio, compared to $190.0 million for 1998. Excluding XM Radio, cash used in investing activities was $2.3 million. This decrease was primarily attributable to the 1998 acquisition of ARDIS and the funding of certain escrows required in connection with the acquisition and issuance of notes. This decrease was offset by a reduction in funding of escrows for two semi-annual interest payments in 1999 compared to one semi-annual interest payment in 1998. Cash provided by financing activities was $374.3 million in 1999, of which $279.1 million was attributable to XM Radio, compared to $246.3 million in 1998. Excluding XM Radio, cash provided by financing activities was $95.2 million. This decrease reflects the issuance of the notes, offset by the repayment of certain vendor financing and other long-term debt. Proceeds from the sale of debt securities and Common Stock, excluding XM Radio, were $122.3 million and $335.4 million for 1999 and 1998, respectively. Excluding XM Radio, payments on long-term debt and capital leases were $119.3 million and $118.3 million for 1999 and 1998, respectively. In addition, excluding XM Radio, we incurred $306,000 of debt issuance costs in 1999, as compared to $14.7 million in 1998 associated with the placement of the notes and amendments to the bank financing. As of December 31, 1999, excluding XM Radio, we had $776,000 of cash and cash equivalents, working capital of $2.9 million, and $41.0 million of current investments restricted for the payment of interest. None of the cash and working capital held by XM Radio is available for use by the Company.

Regulation

The ownership and operations of our communication systems are subject to significant regulation by the FCC, which acts under authority granted by the Communications Act of 1934, as amended (the “Communications Act”), and related federal laws. A number of our licenses are subject to renewal by the FCC and, with respect to our satellite operations, are subject to international frequency coordination. In addition, current FCC regulations generally limit the ownership and control of American Mobile by non-U.S. citizens or entities to 25%. We cannot assure that the rules and regulations of the FCC will continue to support our operations as presently conducted and contemplated to be conducted in the future, or that all existing licenses will be renewed and requisite frequencies coordinated.

As described in greater detail in “Part I, Item 1. Business — Regulation”, in November 1999 the FCC granted two applications to use a Canadian competitor’s satellite system to provide mobile satellite services in the United States. This decision represents a departure from the FCC’s previous statements that there is only enough spectrum in the mobile satellite services L-band to authorize a single mobile satellite services system to provide service in the United States. While American Mobile has appealed this decision, there can be no assurances that it will be overturned. The loss of exclusive right to provide these services will result in competition from other providers to provide mobile satellite services and cause us to reduce the prices charged and revenue related to these services.

Other Matters

As previously reported, the satellite has, in the past, experienced certain technological anomalies, and there can be no assurance that the satellite will not experience subsequent anomalies that could adversely impact the Company’s financial condition, results of operations and cash flows. See “Part I, Item 1. Business — Our Network”.

Year 2000 Readiness

American Mobile has completed its Year 2000 Readiness program and did not experience any significant problems as a result of the roll over to the year 2000. We do not anticipate any continued business impacts related to this issue. American Mobile incurred approximately $2.4 million in 1998 and $6.0 million in 1999 to address Year 2000 issues. Only a negligible amount is budgeted for the year 2000.

Accounting Standards

In June 1998, FASB issued Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires the recognition of all derivatives as either assets or liabilities measured at fair value. In June 1999, FASB issued Statement No. 137, which defers the effective date of Statement No. 133 until fiscal quarters beginning after June 15, 2000. We do not believe that the adoption of this statement will have a material impact on our financial position and results of operations.

Report of Independent Public Accountants

To American Mobile Satellite Corporation:

We have audited the accompanying consolidated balance sheets of American Mobile Satellite Corporation (a Delaware corporation) and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of XM Satellite Radio Holdings Inc, which statements reflect total assets and total revenues of 57% and 0%, respectively, in 1999 of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for XM Satellite Radio Holdings Inc., is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of American Mobile Satellite Corporation and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Anderson LLP

Vienna, Virginia

March 15, 2000

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders
XM Satellite Radio Holdings Inc. and Subsidiaries:

We have audited the consolidated balance sheets of XM Satellite Radio Holdings Inc. and subsidiaries (a development stage company) (the “Company”) as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1999, and for the period from December 15, 1992 (date of inception) to December 31, 1999, which are not included herein. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of XM Satellite Radio Holdings Inc. and subsidiaries (a development stage company) as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 and for the period from December 15, 1992 (date of inception) to December 31, 1999, in conformity with generally accepted accounting principles.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 11 to the consolidated financial statements, the Company has not commenced operations and is dependent upon additional debt or equity financing, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in note 11. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

McLean, VA
February 16, 2000, except
for Note 14, which is
as of March 15, 2000

American Mobile Satellite Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	Years Ended December 31,

	1999	1998	1997

REVENUES

Services	$67,653	$57,994	$20,684

Sales of equipment	23,418	29,227	23,530

Total Revenues	91,071	87,221	44,214
COSTS AND EXPENSES

Cost of service and operations	69,258	55,781	31,959

Cost of equipment sold	29,527	30,449	40,335

Sales and advertising	23,125	19,159	12,066

General and administrative	40,336	17,332	14,819

Satellite and related assets impairment charge (Note 2)	97,419	—	—

Depreciation and amortization	55,798	52,707	42,430

Operating Loss	(224,392)	(88,207)	(97,395)

Interest and Other Income	8,464	4,372	1,122

Interest Expense	(65,928)	(53,771)	(21,633)

Unrealized Loss on Note Receivable from XM Radio	(9,919)	—	—

Unrealized Loss on Note Payable to Related Party	(27,399)	—	—

Minority Interest	7,067	—	—

Equity in Loss of XM Radio	(6,692)	(12,960)	(1,301)

Loss Before Extraordinary Item	(318,799)	(150,566)	(119,207)

Extraordinary Loss on Extinguishment of Debt	(12,132)	—	—

NET LOSS	$(330,931)	$(150,566)	$(119,207)

Basic and Diluted Loss Per Share of Common Stock:

Loss before extraordinary item	$(8.03)	$(4.94)	$(4.74)

Extraordinary item	$(0.30)	—	—

Net Loss	$(8.33)	$(4.94)	($4.74)

Weighted-Average Common Shares Outstanding During the Period	39,704	30,496	25,131

The accompanying notes are an integral part of these consolidated financial statements.

American Mobile Satellite Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands)
as of December 31,

	1999	1998

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$51,474	$2,285

Short-term investments	69,472	—

Accounts receivable-trade, net of allowance for doubtful accounts of $1,225 in 1999 and $935 in 1998	16,594	15,325

Inventory	28,616	18,593

Prepaid in-orbit insurance	3,381	3,381

Restricted short-term investments	41,038	41,038

Other current assets	9,719	13,231

Total current assets	220,294	93,853

PROPERTY AND EQUIPMENT, net (gross balances include $143,152 and $140,485 purchased from related parties through 1999 and 1998, respectively)	116,516	246,553

XM RADIO SYSTEM UNDER CONSTRUCTION	357,278	—

GOODWILL AND OTHER INTANGIBLES, net	62,211	53,235

RESTRICTED INVESTMENTS	31,109	67,199

DEFERRED CHARGES AND OTHER ASSETS, net of accumulated amortization of $18,280 in 1999 and $17,653 in 1998	22,540	28,954

Total assets	$809,948	$489,794

The accompanying notes are an integral part of these consolidated financial statements.

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$67,885	$33,797

Obligations under capital leases due within one year	6,154	5,971

Current portion of vendor financing commitment due to related party	1,977	543

Current portion of deferred trade payables	3,983	4,498

Other current liabilities	1,646	162

Total current liabilities	81,645	44,971

LONG-TERM LIABILITIES:

Obligations under Senior Notes, net of discount	327,576	327,147

Obligations under New Bank Financing	85,000	132,000

Capital lease obligations	247	5,824

Net assets acquired in excess of purchase price	1,333	2,028

Vendor financing commitment due to related party	2,535	1,069

Convertible note payable due to related party, at fair value	50,138	—

Deferred trade payables	—	620

Investment in XM Radio	—	12,618

Other long-term liabilities	3,955	540

Total long-term liabilities	470,784	481,846

Total liabilities	552,429	526,817

COMMITMENTS (Note 11)

MINORITY INTEREST	274,745	—

STOCKHOLDERS’ DEFICIT:

Preferred Stock; par value $0.01; authorized 200,000 shares; no shares outstanding	—	—

Common Stock; voting, par value $0.01; authorized 150,000,000 shares; 48,539,316 shares issued and outstanding in 1999, 32,198,735 shares issued and outstanding in 1998	485	322

Additional paid-in capital	844,181	508,084

Deferred compensation	(6,536)	(1,528)

Common Stock purchase warrants	63,290	59,108

Unamortized guarantee warrants	(18,384)	(33,678)

Cumulative loss	(900,262)	(569,331)

STOCKHOLDERS’ DEFICIT	(17,226)	(37,023)

Total liabilities, minority interest, and stockholders’ deficit	$809,948	$489,794

The accompanying notes are an integral part of these consolidated financial statements.

American Mobile Satellite Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)
(dollars in thousands)
for the period from January 1, 1997 through December 31, 1999

					Common
			Additional		Stock	Unamortized
	Common	Par	Paid-In	Deferred	Purchase	Guarantee
	Stock Shares	Value	Capital	Compensation	Warrants	Warrants

BALANCE, December 31, 1996	25,097,577	$251	$451,259	—	$23,848	$(17,100)

Common Stock issued under the 401(k) Savings Plan	31,684	1	349	—	—	—

Common Stock issued under the Stock Purchase Plan	29,930	—	283	—	—	—

Common Stock issued for award of bonus stock	120	—	1	—	—	—

Guarantee Warrants revaluation	—	—	—	—	12,490	(12,490)

Amortization of Guarantee Warrants	—	—	—	—	—	6,004

Net Loss	—	—	—	—	—	—

BALANCE, December 31, 1997	25,159,311	252	451,892	—	36,338	(23,586)

Common Stock issued under the 401(k) Savings Plan	105,089	1	847	—	—	—

Common Stock issued under the Stock Purchase Plan	47,011	—	278	—	—	—

Common Stock issued for ARDIS Acquisition	6,520,532	65	49,716	—	—	—

Common Stock issued for exercise of stock options and award of bonus stock	10,681	—	135	—	—	—

Issuance of Stock Purchase Warrants pursuant to Notes financing	—	—	—	—	8,490	—

Issuance of Restricted Stock	356,111	4	1,776	(1,780)	—	—

Amortization of compensation expense	—	—	—	252	—	—

Guarantee Warrants revaluation	—	—	—	—	17,720	(17,720)

Amortization of Guarantee Warrants	—	—	—	—	—	7,628

Expiration of Stock Purchase Warrants	—	—	3,440	—	(3,440)	—

Net Loss	—	—	—	—	—	—

BALANCE, December 31, 1998	32,198,735	322	508,084	(1,528)	59,108	(33,678)

Common Stock issued under the 401(k) Savings Plan	126,052	1	1,114	—	—	—

Common Stock issued under the Stock Purchase Plan	90,867	1	385	—	—	—

Common Stock issued for exercise of stock options and award of bonus stock	484,815	5	5,686	—	—	—

Common Stock issued for XM Satellite Radio Holdings Inc. Acquisition	8,614,244	86	129,127	—	—	—

Common Stock issued in Public Offering	7,000,000	70	115,919	—	—	—

Issuance of Restricted Stock	40,000	—	190	(190)	—	—

Cancellation of Restricted Stock	(30,785)	—	(504)	504	—	—

Additional deferred compensation on Restricted Stock	—	—	5,322	(5,322)	—	—

Amortization of Guarantee Warrants	—	—	—	—	—	7,372

Common Stock issued upon exercise of Warrants	15,388	—	296	—	(108)	—

Guarantee Warrants revaluation	—	—	(2,101)	—	4,290	(1,749)

Reduction of Guarantee Warrants related to extinguishment of debt	—	—	—	—	—	9,671

Capital gain in connection with sale of stock by XM Satellite Radio Holdings Inc.	—	—	80,663	—	—	—

Net Loss	—	—	—	—	—	—

BALANCE, December 31, 1999	48,539,316	$485	$844,181	$(6,536)	$63,290	$(18,384)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Cumulative
	Loss	Total

BALANCE, December 31, 1996	$(299,558)	$158,700

Common Stock issued under the 401(k) Savings Plan	—	350

Common Stock issued under the Stock Purchase Plan	—	283

Common Stock issued for award of bonus stock	—	1

Guarantee Warrants revaluation	—	—

Amortization of Guarantee Warrants	—	6,004

Net Loss	(119,207)	(119,207)

BALANCE, December 31, 1997	(418,765)	46,131

Common Stock issued under the 401(k) Savings Plan	—	848

Common Stock issued under the Stock Purchase Plan	—	278

Common Stock issued for ARDIS Acquisition	—	49,781

Common Stock issued for exercise of stock options and award of bonus stock	—	135

Issuance of Stock Purchase Warrants pursuant to Notes financing	—	8,490

Issuance of Restricted Stock	—	—

Amortization of compensation expense	—	252

Guarantee Warrants revaluation	—	—

Amortization of Guarantee Warrants	—	7,628

Expiration of Stock Purchase Warrants	—	—

Net Loss	(150,566)	(150,566)

BALANCE, December 31, 1998	(569,331)	(37,023)

Common Stock issued under the 401(k) Savings Plan	—	1,115

Common Stock issued under the Stock Purchase Plan	—	386

Common Stock issued for exercise of stock options and award of bonus stock	—	5,691

Common Stock issued for XM Satellite Radio Holdings Inc. Acquisition	—	129,213

Common Stock issued in Public Offering	—	115,989

Issuance of Restricted Stock	—	—

Cancellation of Restricted Stock	—	—

Additional deferred compensation on Restricted Stock	—	—

Amortization of Guarantee Warrants	—	7,372

Common Stock issued upon exercise of Warrants	—	188

Guarantee Warrants revaluation	—	440

Reduction of Guarantee Warrants related to extinguishment of debt	—	9,671

Capital gain in connection with sale of stock by XM Satellite Radio Holdings Inc.	—	80,663

Net Loss	(330,931)	(330,931)

BALANCE, December 31, 1999	$(900,262)	$(17,226)

The accompanying notes are an integral part of these consolidated financial statements.

American Mobile Satellite Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,

	1999	1998	1997

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(330,931)	$(150,566)	$(119,207)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of Guarantee Warrants and debt related costs	16,301	16,171	9,350

Depreciation and amortization	55,798	52,707	42,430

Equity in loss of XM Radio	6,692	12,960	1,301

Net unrealized loss on marketable securities	37,318	—	—

Extraordinary loss on extinguishment of debt	12,132	—	—

Loss on impairment of satellite and related assets	97,419	—	—

Non cash stock compensation of XM Radio	4,210	—	—

Minority Interest	(7,067)	—	—

Changes in assets and liabilities, net of acquisitions:

Inventory	(10,023)	21,947	(2,287)

Prepaid in-orbit insurance	—	1,183	516

Accounts receivable — trade	(3,897)	(105)	(1,537)

Other current assets	551	7,240	4,639

Accounts payable and accrued expenses	16,715	(14,472)	(5,820)

Accrued interest Senior Note	(83)	10,715	—

Deferred trade payables	(1,135)	(6,567)	11,685

Deferred items — net	(977)	(7,396)	8,038

Net cash used in operating activities	(106,977)	(56,183)	(50,892)

CASH FLOWS FROM INVESTING ACTIVITIES:

Cash paid for acquisition of ARDIS	—	(52,373)	—

Purchase of XM Radio Note Receivable	(21,419)	—	—

Purchase of restricted investments	(4,916)	(145,761)	—

Payment of interest from escrow	41,006	20,633	—

Investment in XM Radio	(2,400)	—	(1,643)

XM Radio Acquisition costs	(788)	—	—

Purchase of short term investments by XM Radio	(69,472)	—	—

System under construction	(141,154)	—	—

Other investing activities by XM Radio	(3,422)	—	—

Additions to property and equipment	(15,538)	(12,470)	(8,598)

Net cash used in investing activities	(218,103)	(189,971)	(10,241)

	Years Ended December 31,

	1999	1998	1997

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of Common Stock	122,253	412	284

Proceeds from issuance of Common Stock-XM Radio	114,428	—	—

Proceeds from Notes and Stock Purchase Warrants	—	335,000	—

Principal payments under capital leases	(5,982)	(3,395)	(2,576)

Principal payments under Vendor Financing	(1,290)	(16)	—

Proceeds from Series A subordinated convertible notes of XM Radio	250,000	—	—

Proceeds from bridge loan	—	10,000	—

Payment of bridge loan	—	(10,000)	—

Repayment of Bank Financing	—	(100,000)	—

Repayment of XM Radio bank loan	(73)	—	—

Repayment of WorldSpace loan by XM Radio	(75,000)	—	—

Repayment of term loan	(59,000)	—	—

Repayments of Revolver	(53,000)	—	—

Proceeds from Bank Financing and New Bank Financing	65,000	34,000	71,000

Proceeds from note payable to related party	21,500	—	—

Proceeds from reduction of interest rate swap	6,009	—	—

Payments on long-term debt	—	(4,933)	(6,180)

Debt issuance costs	(10,576)	(14,735)	(1,471)

Net cash provided by financing activities	374,269	246,333	61,057

Net increase (decrease) in cash and cash equivalents	49,189	179	(76)

CASH AND CASH EQUIVALENTS, beginning of period	2,285	2,106	2,182

CASH AND CASH EQUIVALENTS, end of period	$51,474	$2,285	$2,106

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN MOBILE SATELLITE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

as of December 31, 1999, 1998 and 1997

1.  ORGANIZATION, BUSINESS AND LIQUIDITY

American Mobile Satellite Corporation (with its subsidiaries, “American Mobile” or the “Company”) was incorporated in May 1988 and, until 1996, was a development stage company, engaged primarily in the design, development, construction, deployment and financing of a mobile satellite communication system. The Company has expanded its network through acquisitions over the last several years. In late 1996, the Company expanded its mobile data messaging service through the acquisition of Rockwell International Corporation’s dual mode mobile messaging and global positioning and monitoring service. On March 31, 1998, the Company acquired ARDIS Company (“ARDIS”), a wholly-owned subsidiary of Motorola, Inc. that owns and operates a terrestrial two-way wireless data communications network. With these acquisitions, the Company became a leading provider of nationwide wireless communications services, including data, dispatch and voice services, primarily to business customers in the United States. The Company offers a broad range of end-to-end wireless solutions utilizing a seamless network consisting of the nation’s largest, most fully-deployed terrestrial wireless data network and a satellite in geosynchronous orbit. Combined, the Company refers to these as the network.

As of March 15, 2000, the Company had an equity interest in XM Satellite Radio Holdings Inc. (“XM Radio”) of approximately 34.4% (or 25.5% on a fully diluted basis); however, the Company continues to control XM Radio through its Board of Director membership and common stock voting rights. The Company will continue to consolidate XM Radio until the Company no longer controls XM Radio. The Company must request and receive FCC approval to relinquish control of XM Radio. As a result of acquiring the outstanding debt and equity interest in XM Radio from the other investor ( the “XM Acquisition”), XM Radio’s financial results for the period July 7, 1999 to December 31,1999 have been included in the Company’s Consolidated Financial Statements. Prior to July 7, 1999, the Company’s investment in XM Radio was accounted for pursuant to the equity method of accounting. See Note 13 — Business Acquisitions. The operations and financing of XM Radio are maintained separate and apart from the operations and financing of American Mobile. XM Radio completed its initial public offering in October 1999. Please refer to XM Radio’s audited financial statements, included in its reports and filings with the SEC, for more detail about its business plan, risks, and financial results.

American Mobile is devoting its efforts to expanding its business. This effort involves substantial risk. Specifically, future operating results will be subject to significant business, economic, regulatory, technical, and competitive uncertainties and contingencies. Depending on their extent and timing, these factors, individually or in the aggregate, could have an adverse effect on the Company’s financial condition and future results of operations.

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

On March 31, 1998, AMSC Acquisition Company, Inc. (“Acquisition Company”) issued $335 million of units consisting of 12 1/4% Senior Notes due 2008 (the “Senior Notes”), and one warrant to purchase 3.75749 shares of Common Stock, subsequently increased to 3.83 shares (see Note 8), of the Company for each $1,000 principal amount of Notes (the “Warrants”). The Company also restructured its existing Bank

AMERICAN MOBILE SATELLITE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
as of December 31, 1999, 1998 and 1997

Financing (the “New Bank Financing”). The New Bank Financing of $200 million consists of a $100 million unsecured five-year reducing Revolving Credit Facility maturing March 31, 2003 and a $100 million five-year Term Loan Facility with up to three additional one-year extensions subject to lender approval. In 1999, the Company paid down $53 million on the Revolving Credit Facility and the Term Loan Facility was reduced to $41 million. As of February 29, 2000, the Company had $31 million available for borrowing under the Revolving Credit Facility. Additionally, Motorola has agreed to provide the Company with up to $10 million of vendor financing (the “Vendor Financing Commitment”), which is available to finance up to 75% of the purchase price of additional base stations needed to meet the Company’s buildout requirements under certain customer contracts (see Note 8).

XM Radio is operated, managed, and funded separately from the Company. While the Company does not have any obligation or commitments to provide additional funding to XM Radio, and does not expect to provide such funding, it may choose to provide additional financing in the future. XM Radio will require significant additional funding in the future. The failure of XM Radio to obtain required financing could have a material adverse effect on the value of the Company’s investment in XM Radio.

The Company’s current operating assumptions and projections reflect management’s best estimate of subscriber and revenue growth and operating expenses. The Company anticipates that capital expenditures, operating losses, working capital and debt service requirements through 2000, and beyond, can be met by (i) the borrowings available under the bank financing and the vendor financing, (ii) proceeds from the exercise of stock options and warrants and (iii) additional debt or equity financing transactions. The Company also believes that its investment in XM Radio may provide the Company, in the future, with flexibility for obtaining additional liquidity in the future, should that be necessary. However, there are various restrictions on our ability to realize liquidity on our investment in XM Radio. The Company’s ability to meet its projections is subject to numerous uncertainties and there can be no assurance that the Company’s current projections regarding the timing of its ability to achieve positive operating cash flow will be accurate. If the Company’s cash requirements are more than projected, the Company may require additional financing in amounts which may be material. The type, timing and terms of financing that the Company selects will be dependent upon its cash needs, the availability of other financing sources and the prevailing conditions in the financial markets. The Company cannot guarantee that additional financing sources will be available at any given time or available on favorable terms.

2.  SIGNIFICANT ACCOUNTING POLICIES

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s most significant estimates relate to the valuation of inventory and committed inventory purchases, the allowance for doubtful accounts receivable, and the realizability of long-term assets.

Consolidation

The consolidated financial statements include the accounts of American Mobile, its wholly owned subsidiaries, and its equity interest in XM Radio. All significant inter-company transactions and accounts have been eliminated. In conjunction with the XM Acquisition, the financial statements at December 31, 1998 have been restated to record the Company’s portion of the losses from XM Radio which had been previously suspended under the equity method of accounting. The effect of this restatement was to increase the Company’s previously reported net loss for the year ended December 31, 1998 by approximately $12.6 million.

AMERICAN MOBILE SATELLITE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
as of December 31, 1999, 1998 and 1997

Cash Equivalents

The Company considers highly liquid investments with remaining maturities of 90 days or less at the time of acquisition to be cash equivalents.

Short Term Investments

XM Radio holds commercial paper with maturity dates due within the next twelve months and are stated at amortized cost. These investments are intended to raise interest income to fund working capital needs.

Restricted Short Term Investments

Restricted investments represent those investments made by the Company to fund either customer obligations or required interest payments associated with the Senior Notes. The Company considers all required funding from these accounts due within the next twelve months to be current and reflects these amounts as such in the accompanying balance sheet. The Company accounts for these investments on an amortized cost basis.

Inventories

Inventories, which consist primarily of communication devices, are stated at the lower of cost or market. Cost is determined using the weighted average cost method. The Company periodically assesses the market value of its inventory, based on sales trends and forecasts and technological changes and records a charge to current period income when such factors indicate that a reduction to net realizable value is appropriate. Management considers both inventory on hand and inventory which it has committed to purchase. The Company recorded inventory write-downs to cost of equipment sold to reduce inventory amounts to their net realizable value, in the amount of $4.2 million in 1999, none in 1998, and $12.0 million in 1997.

Other Current Assets

Other current assets consists of the following:

	December 31,

	1999	1998

	(in thousands)

Interest rate swap (Note 8)	$2,445	$5,964

Prepaid expenses	4,952	3,990

Deposits	2,123	3,010

Non-trade receivables and other	199	267

	$9,719	$13,231

Fair Value of Financial Instruments

Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosures of the fair value of certain financial instruments. The carrying amount for cash and cash equivalents, short-term investments, trade accounts receivable, accounts payable, royalty payable, and deferred trade payables approximate fair value because of the relatively short maturity of these instruments. The fair value of the Senior Notes was estimated using quoted market prices. The fair value of the interest rate swap is the estimated amount that the Company would receive to terminate the swap agreement on December 31, 1999 based on quoted market prices, taking into account current interest rates and the current creditworthiness of the swap counter parties. As a result of the Guarantees associated with the New Bank Financing, it is not practicable to estimate the fair value of this facility. For debt issues that are not

AMERICAN MOBILE SATELLITE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
as of December 31, 1999, 1998 and 1997

quoted on an exchange, interest rates currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value.

	As of December 31, 1999		As of December 31, 1998

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Assets:

Restricted investments	$72,147	$71,267	$108,237	$107,010

Interest rate swap (Note 8)	3,056	3,448	13,419	11,884

Liabilities:

Senior Notes	327,576	274,700	327,147	211,050

Vendor financing commitment	4,512	4,512	1,612	1,612

Capital leases	6,401	6,401	11,795	11,795

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, short term investments, restricted investments, and accounts receivable. The Company periodically invests its cash balances in temporary or overnight investments. The Company invests its short term investments and restricted investments in debt securities such as commercial paper, time deposits, certificates of deposit, bankers acceptances, and marketable direct obligations of the United States Treasury. The Company’s intent is to hold its investments in debt securities to maturity.

To date, the majority of the Company’s business has been transacted with telecommunications, field services, natural resources and transportation companies, including maritime and trucking companies located throughout the United States. The Company grants credit based on an evaluation of the customer’s financial condition, generally without requiring collateral or deposits. Exposure to losses on trade accounts receivable, for both service and for inventory sales, is principally dependent on each customer’s financial condition. As of December 31, 1999, five customers accounted for approximately 33% of the Company’s service revenue, with one of those customers accounting for approximately 14%. The Company anticipates that its credit risk with respect to trade accounts receivable in the future will become more diversified due to the large number of customers expected to comprise the Company’s subscriber base and their expected dispersion across many different industries and geographies.

Software Development Costs

The Company capitalizes costs related to the development of certain software to be used with its mobile messaging and position location service (the “Mobile Data Communications Service”) product. The Company commenced amortization of these costs in the first quarter of 1996. These costs are amortized over three years. As of December 31, 1999 and 1998, net capitalized software development costs were $152,000 and $869,000, respectively, and are included in property and equipment in the accompanying balance sheets. Additionally, during 1998, the Company adopted Statement of Position (“SOP”) No. 98-1 — “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” As of December 31, 1999 and 1998, net capitalized internal use software costs were $5.3 million and $1.1 million, respectively, and are included in property and equipment in the accompanying balance sheet and are amortized over three years.

Deferred Charges and Other Assets

Other assets primarily consist of the long-term portion of the interest rate swap purchased in connection with the New Bank Financing (see Note 8), the amortized financing costs and debt issue costs associated with the

AMERICAN MOBILE SATELLITE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
as of December 31, 1999, 1998 and 1997

existing vendor financing arrangements, the Senior Notes, the Bank Financing and the New Bank Financing, the long-term portion of lease receivables associated with a 5-year customer lease program offered in 1999, and the long-term portion of prepaid expenses of XM Radio.

	December 31,

	1999	1998

	(in thousands)

Deferred financing costs, net	$15,299	$20,646

Prepaid expenses of XM Radio-long-term portion	3,422	—

Lease receivables-long-term portion	2,628	—

Interest rate swap agreement-long-term portion	611	7,455

Other long term assets	580	853

	$22,540	$28,954

Financing costs are amortized over the term of the related facility using the straight line method, which approximates the effective interest method.

Revenue Recognition

The Company recognizes service revenue when communications services have been rendered. Equipment sales are recognized upon shipment of products and customer acceptance, if required.

Research and Development Costs

Research and development costs are expensed as incurred. Such costs include internal research and development activities and expenses associated with external product development agreements. The Company incurred research and development costs of approximately $3.9 million in 1999, $1.1 million for 1998, and none for 1997.

Advertising Costs

Advertising costs are charged to operations in the year incurred and totaled $4.2 million, $2.9 million, and $3.4 million for 1999, 1998, and 1997, respectively.

Stock Based Compensation

The Company accounts for employee stock options using the method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Generally, no expense is recognized related to the Company’s stock options because the option’s exercise price is set at the stock’s fair market value on the date the option is granted.

Assessment of Asset Impairment

The Company adopted the provisions of SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” which requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or their fair value less costs to sell.

AMERICAN MOBILE SATELLITE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
as of December 31, 1999, 1998 and 1997

The Company has assessed the carrying value of its satellite and its related assets as of December 31, 1999, and determined that an impairment did exist. The Company’s geostationery satellite was originally designed for voice services. Following the Company’s acquisition of ARDIS in 1998, the Company focused its business towards a data strategy and as a result of this shift, data service revenue in 1999 increased to 73% of service revenue from 69% in 1998. Voice service revenue in 1998 represented 24% of service revenue versus only 20% in 1999. This shift to a data strategy is apparent in the Company’s two new primary product offerings in 1999 — MobileMAX2(sm), announced in the fourth quarter of 1999 with sales to begin in 2000, and eLink(sm), which sales began in the fourth quarter of 1999. MobileMAX2 is the Company’s second generation multi-mode data messaging service and eLink is a two-way wireless email device. These two new products rely primarily on the terrestrial network for service delivery. In addition to these factors, TMI Communications and Company, Limited Partnership (TMI) and SatCom Systems, Inc. were each granted applications in November 1999 to use TMI’s Canadian-licensed satellite system to provide service in the United States. TMI’s system operates in the Mobile Satellite Services (“MSS”) L-band and has footprints covering the United States. These companies’ entry in the United States marketplace represents additional competition to the Company in the voice business. Given these factors, management evaluated the satellite and related ground segment assets for impairment. Based on the analysis, the Company determined that future cash flows were less than the carrying value of the assets. Accordingly, the Company determined the fair value of the assets and recorded an impairment charge of $97.4 million to reduce the carrying value of the satellite and related ground segment assets to the Company’s estimate of fair value at December 31, 1999. The determination of fair value was based on management’s best estimate of the expected discounted future cash flows attributable to the satellite and related ground segment.

Loss Per Share

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Options and warrants to purchase shares of common stock were not included in the computation of loss per share as the effect would be antidilutive. As a result, the basic and diluted earnings per share amounts are identical. As of December 31, 1999, there were approximately 4,038,336 options and warrants that are not included in this calculation because the effect would be antidilutive.

Comprehensive Income

SFAS No. 130, “Reporting of Comprehensive Income” requires “comprehensive income” and the components of “other comprehensive income” to be reported in the financial statements and/or notes thereto. Since the Company does not have any components of “other comprehensive income,” reported net income is the same as “comprehensive income” for the years ended December 31, 1999, 1998, and 1997.

Segment Disclosures

In accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has two operating segments: wireless communications and XM Radio’s satellite-based digital audio radio service. The Company provides wireless communication services to the continental United States, Alaska, Hawaii, Puerto Rico, the U.S. Virgin Islands, and hundreds of miles of U.S. coastal waters. All revenues are derived from customers within the United States. XM Radio is in the process of constructing its satellite system to provide digital radio programming transmitted from satellites to vehicles, homes, and portable radios. XM Radio is currently in the development stage and thus has no revenue generating

AMERICAN MOBILE SATELLITE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
as of December 31, 1999, 1998 and 1997

operations. The following summarizes the Company’s core wireless communications service and equipment revenue by major product lines:

	Revenue for the Year Ended
	December 31,

	1999	1998	1997

	(in millions)

Data Service	$49.7	$40.1	$7.6

Voice Service	13.2	14.0	10.0

Capacity Resellers and Other	4.8	3.9	3.1

Equipment	23.4	29.2	23.5

Reclassification

Certain amounts from prior years’ consolidated financial statements have been reclassified to conform with the 1999 presentation.

New Accounting Pronouncements

In June 1998, FASB issued Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires the recognition of all derivatives as either assets or liabilities measured at fair value. This statement was originally effective for the year ended December 31, 2000. In June 1999, FASB issued Statement No. 137, which defers the effective date of Statement No. 133 until fiscal quarters beginning after June 15, 2000. The Company does not believe that the adoption of this statement will have a material impact on its financial position, results of operations and cash flows.

3.  STOCKHOLDERS’ EQUITY

The Company has authorized 200,000 shares of Preferred Stock and 150,000,000 shares of Common Stock. The par value per share is $0.01 for each class of stock. For each share held, common stockholders are entitled to one vote on matters submitted to the stockholders. Cumulative voting applies for all elections of directors of the Company.

The Preferred Stock may be issued in one or more series at the discretion of the Board of Directors (the “Board”), without stockholder approval. The Board is authorized to determine the number of shares in each series and all designations, rights, preferences, and limitations on the shares in each series, including, but not limited to, determining whether dividends will be cumulative or non-cumulative.

Certain controlling stockholders of the Company have entered into a Stockholders’ Agreement (the “Agreement”) which contains provisions relating to the election of directors, procedures for maintaining compliance with the FCC’s alien ownership restrictions, certain restrictions on the transfer, sale and exchange of Common Stock, and procedures for appointing directors to the Executive Committee of the Board, among others. The Agreement continues in effect until terminated by an affirmative vote of holders of three-fourths of the Company’s Common Stock held by parties to the Agreement. Other matters relating to the Company’s governance of the Company are set forth in the Certificate of Incorporation and Bylaws.

On August 3, 1999, the Company raised $116 million, net of underwriting discounts and expenses, through the issuance of 7.0 million shares of its common stock in a public offering.

AMERICAN MOBILE SATELLITE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
as of December 31, 1999, 1998 and 1997

As of December 31, 1999, the Company had reserved Common Stock for future issuance as detailed below.

Shares issuable upon exercise of warrants	7,957,626

Amended and Restated Stock Option Plan for Employees	3,568,504

Stock Option Plan for Non-Employee Directors	100,000

Employee Stock Purchase Plan	352,259

Defined Contribution Plan	122,351

Total	12,100,740

4.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,

	1999	1998

	(in thousands)

Space Segment	$127,316	$188,150

Ground Segment	75,435	110,942

Network equipment	58,511	49,089

Construction in progress	11,493	7,580

Office equipment and furniture	18,605	16,252

Mobile data communications service equipment	17,191	17,384

	308,551	389,397

Less accumulated depreciation and amortization	192,035	142,844

Property and equipment, net	$116,516	$246,553

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

The Company is depreciating its satellite over its estimated useful life of 10 years, which was based on several factors, including current conditions and the estimated remaining fuel of MSAT-2. The original estimated useful live is periodically reviewed using current Telemetry Tracking and Control data. To date, no significant change in the original estimated useful life has resulted. The telecommunications industry is subject to rapid technological change which may require the Company to revise the estimated useful lives of MSAT-2 and the ground segment or to adjust their carrying amounts. As discussed in Note 2, the Company wrote down the value of the space and ground segment assets to their estimated fair value.

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

AMERICAN MOBILE SATELLITE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
as of December 31, 1999, 1998 and 1997

XM Radio is currently developing its satellite system. The costs of constructing and putting the satellite into service are being capitalized. At December 31, 1999, the carrying value of the system under construction relate to the costs incurred in obtaining a Federal Communication Commission (“FCC”) license and approval as well as system development. XM Radio will begin amortizing the FCC license upon commercial launch of the satellite using the straight line method over its estimated useful life of fifteen years. Depreciation of the satellite will begin upon in-orbit delivery and the ground stations will begin upon commercial launch. The satellites and ground stations will be depreciated over their estimated useful lives.

XM Radio System Under Construction consists of the following:

December 31,
1999

(in thousands)

License	$112,918

Satellite System	204,083

Terrestrial System	6,578

Spacecraft control facilities	2,000

Broadcast facilities and other	5,574

Capitalized Interest (including $12,400 capitalized during 1999)	26,125

Total	$357,278

5.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets resulting from the Company’s acquisitions consist of the following:

	December 31,	December 31,
	1999	1998

	(in thousands)

FCC Licenses	$49,880	$49,179

Goodwill-ARDIS Acquisition	5,898	6,154

Programming and advertising agreements-XM Radio Acquisition	7,337	—

Receiver Agreement-XM Radio Acquisition	4,207	—

Less accumulated amortization	(5,111)	(2,098)

Goodwill and other intangible assets, net	$62,211	$53,235

Goodwill and other intangible assets are being amortized on a straight-line basis over 10-20 years except for the programming and advertising agreements acquired in the XM Radio Acquisition. These agreements will begin amortization upon commercial operations of XM Radio and will be amortized over the life of their respective contract.

6.  STOCK OPTIONS AND RESTRICTED STOCK

The Company has two active stock option plans. The American Mobile Satellite Corporation 1989 Amended and Restated Stock Option Plan for Employees (the “Plan”) permits the grant of non-statutory options and the award of bonus stock up to a total of 4.5 million shares of Common Stock. Under the Plan, the exercise price and vesting schedule for options is determined by the Compensation Committee of the Board, which was established to administer the Plan. Generally, options vest over a three year period and will have an exercise price not less than the fair market value of a share on the date the option is granted or have a term greater than ten years. In January 2000, the Board of Directors, increased the total shares in the plan by 1 million shares bringing the total shares in the plan to 5.5 million. In January 2000, the Board of Directors also proposed an

AMERICAN MOBILE SATELLITE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
as of December 31, 1999, 1998 and 1997

additional 1.8 million increase in the total shares in the plan. The additional 1.8 million authorized shares will be voted on at the Company’s annual meeting of stockholders scheduled for May 2000.

In January 2000, the Board of Directors approved certain amendments to the Plan, including permitting non-employee directors to be eligible for option grants under the Plan. These amendments will be voted on at the Company’s meeting of stockholders in May 2000.

The Company also has a Stock Option Plan for Non-Employee Directors (the “Director Plan”) which provides for the grant of options up to a total of 100,000 shares of Common Stock. Effective March 25, 1999, Directors receive an initial option to purchase 5,000 shares of Common Stock, with annual option grants to purchase 2,500 shares of Common Stock. In addition, the Board of Directors may also grant discretionary options at such times and on such terms and conditions as it deems appropriate. Options under the Director Plan can be exercised at a price equal to the fair market value of the stock on the date of the grant and are fully vested and immediately exercisable on the date of grant. Each Director Plan option expires on the earlier of (i) ten years from the date of grant or (ii) seven months after the Director’s termination.

In January 1998, the Board of Directors granted restricted stock to certain members of senior management. These grants include both a three-year vesting schedule as well as specific corporate performance targets. These performance requirements will remain in place, and unless further waived by the Board of Directors, failure to meet a required performance target would prevent the vesting of the restricted shares. As of December 31, 1998, the Company recorded costs of approximately $252,000 associated with the vesting of these shares. As performance targets were not met or waived, there were no such costs recorded in 1999.

Information regarding the Company’s stock option plans is summarized below:

			Weighted Average
	Available	Granted and	Option Price
	for Grant	Outstanding	Per Share

Balance, December 31, 1996	484,000	1,495,446	$16.22

Additional shares authorized for grant	1,500,000	—	—

Granted	(1,292,443)	1,292,443	12.67

Exercised and awarded	—	(120)	10.28

Forfeited and canceled	1,104,828	(1,104,828)	17.15

Balance, December 31, 1997	1,796,385	1,682,941	13.08

Restricted stock granted	(356,111)	356,111	—

Restricted stock awarded	—	(356,111)	—

Additional shares authorized for grant	1,000,000	—	—

Options granted	(1,406,249)	1,406,249	8.81

Exercised and awarded	—	(10,681)	12.62

Forfeited	349,438	(349,438)	10.85

Balance, December 31, 1998	1,383,463	2,729,071	11.11

Restricted stock granted	(40,000)	40,000	—

Restricted stock awarded	—	(40,000)	—

Restricted stock canceled	30,785	—	—

Additional shares authorized for grant	50,000	—	—

Options granted	(1,040,226)	1,040,226	5.92

Exercised and awarded	—	(484,815)	11.74

Forfeited	183,284	(183,284)	4.87

Balance, December 31, 1999	567,306	3,101,198	$8.73

AMERICAN MOBILE SATELLITE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
as of December 31, 1999, 1998 and 1997

Options Exercisable at December 31:

		Average
	Options	Exercise Price

1999	1,344,511	$11.99

1998	957,617	$13.29

1997	595,432	$14.39

The Company accounts for stock compensation costs in accordance with the provisions of APB No. 25, “Accounting for Stock Issued to Employees.” Had compensation cost been determined based on the fair value at the grant dates for awards under the Company’s stock plans in accordance with SFAS No. 123, “Accounting for Stock Based Compensation”, the net loss would have been increased by $6.2 million ($0.16 per share) in 1999, $8.9 million ($0.29 per share) in 1998, and $5.3 million in 1997 ($0.21 per share). As required by SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 1999, 1998, and 1997: no historical dividend yield; an expected life of 10 years for options and three years for restricted stock; historical volatility of 115% in 1999, 95% in 1998 and 65% in 1997, and a risk-free rate of return ranging from 4.37% to 6.73%.

Exercise prices for options outstanding as of December 31, 1999, are as follows:

	Options Outstanding			Options Exercisable

	Number	Weighted		Number
	Outstanding	Average	Weighted	Exercisable	Weighted
	as of	Contractual	Average	as of	Average
Range of	December 31,	Life	Exercise	December 31,	Exercise
Exercise Prices	1999	Remaining	Price	1999	Price

$ 4.61 – $ 5.18	886,560	9.08	$5.13	52,084	$4.66

5.39 – 8.87	928,509	8.21	8.84	241,228	8.86

9.06 – 12.81	789,390	6.91	12.17	624,760	12.16

13.00 – 13.00	353,766	5.59	13.00	353,766	13.00

14.62 – 25.75	142,973	5.46	19.16	72,673	21.32

$ 4.61 – $25.75	3,101,198	7.70	$9.58	1,344,511	$11.99

7.  INCOME TAXES

The Company accounts for income taxes under the liability method as required in the SFAS No. 109, “Accounting for Income Taxes.” Under the liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax laws and rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under this method, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Potential tax benefits, related to net operating losses and temporary differences, have been recorded as an asset, and a valuation allowance for the same amount has

AMERICAN MOBILE SATELLITE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
as of December 31, 1999, 1998 and 1997

been established. The Company has paid no income taxes since inception. The following is a summary of the Company’s net deferred tax assets.

	December 31,
	1999	1998

	(in thousands)

Net Operating Loss Carryforwards	$342,791	$276,034

Deferred Taxes Related to Temporary Differences:

Tangible asset bases, lives and depreciation methods	(43,156)	(61,977)

Other	62,843	(11,266)

Total deferred tax asset	362,478	202,791

Less valuation allowance	(362,478)	(202,791)

Net deferred tax asset	$—	$—

Significant timing differences affecting deferred taxes in 1999 reflect the treatment of costs associated with the Space Segment for financial reporting purposes compared to tax purposes. As of December 31, 1999, the Company had estimated net operating loss carryforwards (“NOLs”) of $852.7 million. In July 1999, as a result of the Company’s investment in XM Radio which triggered a change in control as defined by the Internal Revenue Code, utilization of the Company’s NOLs were limited to approximately $43 million per year.

8.  LONG-TERM DEBT

	December 31,

	1999	1998

	(in thousands)

Senior Notes, net of discount	$327,576	$327,147

New Bank Financing — Term Loan Facility	41,000	100,000

New Bank Financing — Revolving Credit Facility	44,000	32,000

Vendor Financing Commitment	4,512	1,612

Convertible note payable due to related party	50,138	—

Deferred Trade Payables	3,983	5,118

	471,209	465,877

Less current maturities	5,960	5,041

Long-term debt	$465,249	$460,836

$335 Million Unit Offering

On March 31, 1998, Acquisition Company issued $335 million of Units (the “Units”) consisting of 12 1/4% Senior Notes due 2008 (the “Senior Notes”), and one warrant to purchase 3.75749 shares of Common Stock of the Company for each $1,000 principal amount of Senior Notes (the “Warrants”) at an exercise price of $12.51 per share. The Warrants were valued at $8.5 million and are reflected in the balance sheet as a debt discount. A portion of the net proceeds of the sale of the Units were used to finance the ARDIS Acquisition in 1998. In connection with the Senior Notes, the Acquisition Company purchased approximately $112.3 million of restricted investments that are restricted for the payment of the first six interest payments on the Senior Notes. Interest payments are due semi-annually, in arrears, beginning October 1, 1998. At December 31, 1999, approximately $59 million was available in restricted investments to fund the next three interest payments. As a result of the automatic application of certain adjustment provisions following the issuance of

AMERICAN MOBILE SATELLITE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
as of December 31, 1999, 1998 and 1997

the 7.0 million shares in the public offering, the exercise price of the warrants associated with the Senior Note was reduced to $12.28 per share, the number of shares per warrant was increased to 3.83 shares for each $1,000 principle amount of Senior Notes, and the aggregate number of shares issuable upon exercise of such warrants was increased by 24,294. The additional Senior Note warrants and re-pricing were valued at $440,000. This was recorded as additional debt discount in the third quarter of 1999. The Senior Notes are fully guaranteed by American Mobile Satellite Corporation.

New Bank Financing

In March 1998, the Company also restructured its existing $200 million Bank Financing (the “New Bank Financing”) to provide for two facilities: (i) the Revolving Credit Facility, a $100 million unsecured five-year reducing revolving credit facility maturing March 31, 2003, and (ii) the Term Loan Facility, a $100 million five-year, term loan facility with up to three additional one-year extensions subject to the lenders’ approval. In 1999, the Company paid down $53 million on the Revolving Credit Facility and the Term Loan Facility was reduced to $41 million. See Debt Extinguishment below. The Revolving Credit Facility ranks pari passu with the Senior Notes. The Term Loan Facility is secured by the assets of the Company, principally its stockholdings in XM Radio and the Acquisition Company, and will be effectively subordinated to the Revolving Credit Facility and the Senior Notes. The New Bank Financing is severally guaranteed by Hughes Electronics Corporation, Singapore Telecommunications Ltd. and Baron Capital Partners, L.P. (collectively, the “Bank Facility Guarantors”). As of February 29, 2000, the Company had outstanding borrowings of $41 million under the Term Loan Facility at 7.1875%, and $69 million under the Revolving Credit Facility at rates ranging from 6.9375% to 7.1875%.

The Term Loan Facility

The Term Loan Facility bears an interest rate, generally, of 100 basis points above London Interbank Offered Rate (“LIBOR”). The Term Loan Agreement does not include any scheduled amortization until maturity, but does contain certain provisions for prepayment based on certain proceeds received by the Company, unless otherwise waived by the banks and the Bank Facility Guarantors, including: (1) 100% of excess cash flow obtained by the Company, as defined; (2) the first $25.0 million of net proceeds from the lease or sale of MSAT-2 received by the Company, and thereafter 75% of the remaining proceeds received from such lease or sale (the remaining 25% to be retained by the Acquisition Company for business operations); (3) 100% of the proceeds of any other asset sales by the Company; (4) 50% of the net proceeds of any equity offerings of the Company (the remaining 50% to be retained by the Company for business operations); and (5) 100% of any major casualty proceeds of the Company. To the extent that the Term Loan Facility is repaid, the abovementioned proceeds that would otherwise have been used to repay the Term Loan Facility will be used to repay and permanently reduce the commitment under the Revolving Credit Facility. At December 31, 1999 and 1998, $41 million and $100 million, respectively, was outstanding on the Term Loan Facility.

The Revolving Credit Facility

The Revolving Credit Facility bears an interest rate, generally, of 100 basis points above LIBOR and is unsecured, with a negative pledge on the assets of the Acquisition Company and its subsidiaries and ranks pari passu with the Senior Notes. The Revolving Credit Facility will be reduced $10 million each quarter, beginning with the quarter ending June 30, 2002, with the balance due on March 31, 2003. Certain proceeds received by the Acquisition Company would be required to repay and reduce the Revolving Credit Facility, unless otherwise waived by the lenders and the Bank Facility Guarantors, including: (1) 100% of excess cash flow obtained by the Acquisition Company, as defined; (2) the first $25.0 million net of proceeds of the lease or sale of MSAT-2 received by the Acquisition Company, and thereafter 75% of the remaining proceeds received from such lease or sale (the remaining 25% may be retained by the Acquisition Company for

AMERICAN MOBILE SATELLITE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
as of December 31, 1999, 1998 and 1997

business operations); (3) 100% of the proceeds of any other asset sales by the Acquisition Company; (4) 50% of the net proceeds of any offerings of the Acquisition Company’s equity (the remaining 50% to be retained by the Acquisition Company for business operations); and (5) 100% of any major casualty proceeds. At such time as the Revolving Credit Facility is repaid in full, and subject to satisfaction of the restrictive payments provisions of the Notes, any prepayment amounts that would otherwise have been used to prepay the Revolving Credit Facility will be dividended to American Mobile Satellite Corporation. At December 31, 1999 and 1998, $44 million and $32 million, respectively, was outstanding on the Revolving Credit Facility.

Debt Extinguishment

On August 3, 1999, the Company raised $116 million, net of underwriting discounts and expenses, through the issuance of 7.0 million shares of common stock in a public offering. Of the net proceeds, $59 million was used to pay down a portion of the Term Loan Facility, and is not available for re-borrowing. The remainder of the net proceeds were used to pay down a portion of the revolving credit facility, which will be available for re-borrowing as needed for general working capital purposes. As a result of the partial pay down of the Term Facility, the Company recorded an extraordinary loss on extinguishment of debt of approximately $12.1 million, which reflects the write-off, on a pro-rata basis, of warrants held by certain shareholder guarantors of the New Bank Financing (the “Guarantee Warrants”) and deferred financing fees associated with the placement of the New Bank Financing.

The Guarantees

In connection with the New Bank Financing, the Bank Facility Guarantors extended separate guarantees of the obligations of each of the Acquisition Company and the Company to the banks, which on a several basis aggregated to $200 million. In their agreement with each of the Acquisition Company and the Company (the “Guarantee Issuance Agreement”), the Bank Facility Guarantors agreed to make their guarantees available for the New Bank Financing. In exchange for the additional risks undertaken by the Bank Facility Guarantors in connection with the New Bank Financing, the Company agreed to compensate the Bank Facility Guarantors, principally in the form of 1 million additional warrants and re-pricing of 5.5 million warrants previously issued in connection with the original Bank Facility (together, the “Guarantee Warrants”). The Guarantee Warrants were issued with an exercise price of $12.51 and were valued at approximately $17.7 million. The amounts initially assigned to the Guarantee Warrants and subsequent repricings are recorded as Common Stock Purchase Warrants and Unamortized Guarantee Warrants in the accompanying consolidated balance sheets. The amount assigned to Unamortized Guarantee Warrants is amortized to interest expense over the life of the related debt. On March 29, 1999, the Bank Facility Guarantors agreed to eliminate certain covenants contained in the Guarantee Issuance Agreement relating to earnings before interest, depreciation, amortization, and taxes (“EBITDA”) and service revenue. In exchange for this elimination of covenants, the Company agreed to re-price their Guarantee Warrants, effective April 1,1999, from $12.51 to $7.50. The value of the re-pricing was approximately $1.5 million.

As a result of the automatic application of certain adjustment provisions following the issuance of the 7.0 million shares in the public offering, the exercise price of the Guarantee Warrants was reduced to $7.3571 per share and the Guarantee Warrants became exercisable for an additional 126,250 shares. The additional Guarantee Warrants and re-pricing were valued at $2.4 million.

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

AMERICAN MOBILE SATELLITE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
as of December 31, 1999, 1998 and 1997

In connection with the New Bank Financing, the Company entered into an interest rate swap agreement, with an implied annual rate of 6.51%. The swap agreement reduces the impact of interest rate increases on the Term Loan Facility. The Company paid a fee of approximately $17.9 million for the swap agreement. Under the swap agreement, an amount equal to LIBOR plus 50 basis points, is paid on a quarterly basis directly to the respective banks on behalf of the Company, on a notional amount of $100 million until the termination date of March 31, 2001. In connection with the pay down of a portion of the Term Loan Facility, the Company reduced the notional amount of its swap agreement from $100 million to $41 million and realized net proceeds of approximately $6 million due to early termination of a portion of the swap agreement. The Company has reflected as an asset, the fee paid for the swap agreement and is included in other assets in the accompanying consolidated balance sheets. The interest rate swap fee is being amortized over the life of the swap as a component of interest expense. The Company is exposed to a credit loss in the event of non-performance by the counter party under the swap agreement. The Company does not believe there is a significant risk of non-performance as the counter party to the swap agreement is a major financial institution.

Baron XM Radio Convertible Note

In January 1999 the Company issued to Baron Asset Fund (“Baron”), a stockholder and guarantor of our bank facility, a $21.5 million note convertible into shares of common stock of XM Radio (the “Convertible Note Payable to Related Party” or “Baron XM Radio Convertible Note”.) The Company subsequently loaned approximately $21.4 million to XM Radio in exchange for XM Radio Common stock and a note convertible into XM Radio shares (the “XM Radio Note Receivable”). On October 8, 1999 XM Radio completed its initial public offering of 10.2 million shares of Class A common stock, see Note 13 below, which triggered the conversion of the XM Radio Note receivable into approximately 1.5 million shares of XM Radio Class B common stock . The Baron XM Radio Convertible Note ranks subordinate to all other debt securities of the Company and is fully collateralized by shares of XM Radio. The Baron XM Radio Convertible Note accrues interest at the rate of 6% annually, with all payment deferred until maturity, December 31, 2004, or extinguished upon conversion. The Company has the option to satisfy the Baron XM Radio Convertible Note by tendering the shares into which it would have been convertible in lieu of any cash payments. In January 2000, Baron exchanged this note into shares of XM Radio. See Note 16 — Subsequent events.

The Baron XM Radio Convertible note is indexed to XM Radio stock and thus the $50.1 million recorded in the consolidated balance sheet at December 31, 1999 reflects management’s best estimate of the fair value of the Baron XM Radio Convertible Note. Changes in the fair value of the Baron XM Radio Convertible Note are reflected in the accompanying statement of operations as an unrealized gain or loss on note payable to related party. Due to the increase in value of XM Radio stock, the Company recorded an unrealized loss of $27.4 million for the year ended December 31, 1999 on the Baron XM Radio Convertible Note. Prior to the XM Radio acquisition, the Company also recorded the XM Radio Note Receivable at management’s best estimate of its fair value, and as a result, recorded an unrealized loss on the XM Radio Note Receivable of $9.9 million for the year ended December 31, 1999.

XM Radio Series A Subordinated Convertible Notes

On July 7, 1999 XM Radio issued $250 million of Series A subordinated convertible notes to several new strategic and financial investors including General Motors, Clear Channel Investments, DIRECTV, Telcom Ventures, Columbia Capital and Madison Dearborn Partners. $75 million of the proceeds were used to pay an outstanding note payable and the remaining proceeds were used to fund working capital needs. The Series A subordinated notes and all accrued interest thereon are convertible into Series A convertible preferred stock (in the case of the notes held by General Motors), or Class A common stock (in the case the notes held by the other investors) at a conversion price of $9.52 per share at the election of the note holders or upon the occurrence of certain events, including an initial public offering of a prescribed size of XM Radio shares. On

AMERICAN MOBILE SATELLITE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
as of December 31, 1999, 1998 and 1997

October 8, 1999, XM Radio completed its initial public offering of 10.2 million shares of Class A common stock. Concurrent with this offering, the Series A subordinated convertible notes were converted into 10.8 million shares of Series A convertible preferred stock and 16.2 million shares of Class A common stock.

Motorola Vendor Financing

Motorola has entered into an agreement with the Company to provide up to $10 million of Vendor Financing Commitment, to finance up to 75% of the purchase price of additional network base stations. Loans under this facility bear interest at a rate equal to LIBOR plus 7.0% and will be guaranteed by the Company and each subsidiary of the Acquisition Company. The terms of the facility require that amounts borrowed be secured by the equipment purchased therewith. Advances made during a quarter constitute a loan, which is then amortized on a quarterly basis over three years. As of December 31, 1999 and 1998, $4.5 million and $1.6 million, respectively, was outstanding under this facility at interest rates ranging from 12.07% to 13.0838%.

Deferred Trade Payables

The Company has arranged the financing of certain trade payables, and as of December 31, 1999, $4.0 million of deferred trade payables were outstanding at rates ranging from 6.07% to 12.00%. The deferred trade payables are classified as current in the accompanying consolidated balance sheet. As of December 31, 1998, $5.1 million was outstanding at rates ranging from 6.10% to 12.00%.

Assets Pledged and Secured

All wholly owned subsidiaries of the Company are subject to financing agreements that limit the amount of cash dividends and loans that can be advanced to the Company. At December 31, 1999, all of the subsidiaries’ net assets were restricted under these agreements. These restrictions will have an impact on American Mobile Satellite Corporation’s ability to pay dividends.

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

9.  RELATED PARTIES

In 1990, following a competitive bid process, American Mobile signed contracts with Hughes Aircraft, the parent company of Hughes Communications Satellite Services (“Hughes Communications”), an American Mobile stockholder, to construct MSAT-2 (the “Satellite Construction Contract”). The contract contains flight performance incentives payable by the Company to Hughes Aircraft if MSAT-2 performs according to the contract. As a result of certain previously-disclosed performance considerations, additional contract payment issues were raised by the Company. At present, ongoing discussions are underway between the parties regarding such payment.

The Company has entered into various transactions and agreements with Motorola, Inc. (“Motorola”), an American Mobile stockholder, which include the purchase by American Mobile of services, network hardware and software maintenance services, facility rentals, and network gateway fees. Additionally, Motorola has

AMERICAN MOBILE SATELLITE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
as of December 31, 1999, 1998 and 1997

provided the Vendor Financing Commitment, which will be available to finance up to 75% of the purchase price of additional network base stations (see Note 8).

The following table represents a summary of all related party transactions.

	Years Ended December 31

	1999	1998	1997

	(in thousands)

Payments made to (from) related parties:

Additions to property and equipment	$2,667	$4,931	$200

Proceeds from debt issuance	(21,500)	(10,000)	—

Payments on debt obligations	1,033	10,017	292

Operating expenses	4,496	7,568	2,706

Satellite capacity/airtime/equipment revenue	—	—	(2,836)

Net payments to related parties	$(13,304)	$12,516	$362

Due to (from) related parties:

Operating expenses	$651	$698	$1,209

Capital leases	—	—	249

Baron XM Radio convertible note	50,138	—	—

Vendor financing	4,604	1,638	—

Satellite capacity/airtime revenue	(3)	(3)	(495)

Capital acquisitions	115	450	2,120

Net amounts due to related parties	$55,505	$2,783	$3,083

10.  LEASES

Capital Leases

The Company leases certain office equipment, ground segment equipment and switching equipment under agreements accounted for as capital leases. Assets recorded as capital leases in the accompanying balance sheets include the following:

	December 31,

	1999	1998

	(in thousands)

Ground segment equipment	$7,263	$7,263

Switch equipment	8,346	8,346

Office equipment	3,743	3,069

Less accumulated amortization	(8,961)	(6,612)

Total	$10,391	$12,066

Operating Leases

The Company leases substantially all of its base station sites through cancellable operating leases. The majority of these leases provide for renewal options for various periods at their fair rental value at the time of renewal. In the normal course of business, the operating leases are generally renewed or replaced by other leases. Additionally, the Company leases certain facilities and equipment under arrangements accounted for as operating leases. Certain of these arrangements have renewal terms. Total rent expense, under all operating leases, approximated $12.3 million, $9.1 million, and $2.9 million in 1999, 1998, and 1997, respectively.

AMERICAN MOBILE SATELLITE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
as of December 31, 1999, 1998 and 1997

At December 31, 1999, minimum future lease payments under noncancellable operating and capital leases are as follows:

	Operating	Capital

	(in thousands)

2000	$4,365	$6,440

2001	5,675	207

2002	5,671	86

2003	5,112	—

2004	4,227	—

2005 and thereafter	15,870	—

Total	$40,920	$6,733

Less: Interest		(332)

Present value of minimum lease payments		$6,401

Less: Current maturities		(6,154)

Non current capital lease obligation		$247

11.  OPERATING AGREEMENTS AND COMMITMENTS

Joint Operating and Satellite Capacity Agreements

The Company is party to a Joint Operating Agreement and a Satellite Capacity Agreement with a Canadian entity, TMI Communications and Company, Limited Partnership, under which the parties would use their best efforts to construct, launch, and operate compatible satellites. The parties of these agreements will provide, among other things, emergency backup and restoral services to each other during any period in which the other’s satellite is not functioning properly. Additionally, each party will be entitled to lease excess capacity from the other party’s satellite under specified terms and conditions. The implementation of these agreements requires regulatory approvals by the FCC and Industry Canada (formerly Canada’s Department of Industry and Science). The Company has received, and expects to continue to seek approvals contemplated under these agreements on a timely basis.

Commitments

At December 31,1999, the Company had remaining contractual commitments to purchase subscriber equipment inventory, primarily related to eLink and MobileMAX2, in the maximum amount of $44.9 million during 2000 and 2001. The Company has the right to terminate certain of these commitments by incurring a cancellation penalty representing a percentage of the unfulfilled portion of the contract. As of December 31,1999 the cancellation penalty would have been approximately $7.4 million.

The Company has also contracted for the purchase of $10.4 million of base stations to expand its coverage and complete certain necessary site build-outs, $0.4 million for certain software development, and certain other operating expense contract commitments that total approximately $1.2 million over the next year.

The aggregate fixed and determinable portion of all inventory commitments and obligations for other fixed contracts is $56.9 million of which $39.7 million is due in 2000 and the remainder of $17.2 million is due in 2001.

XM Radio is also subject to certain commitments and contingencies. XM Radio has a distribution agreement with General Motors that will require significant expenditures in the future. Under its satellite contract with Hughes Space and Communications, Inc., XM Radio will incur payment obligations of approximately

AMERICAN MOBILE SATELLITE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
as of December 31, 1999, 1998 and 1997

$541.3 million of which $183.9 million had been paid as of December 31, 1999. XM Radio has signed a contract with LCC International, Inc., for the engineering of its terrestrial repeater network with total contract payments expected to be approximately $115 million through 2001. As of December 31, 1999, XM Radio has paid $6.6 million under this contract. In February 2000, XM Radio signed a contract with Hughes Network Systems for the design, development, and purchase of terrestrial repeater equipment. The total value of this contract is $128 million and XM Radio has paid $3.5 million under a letter agreement through December 31, 1999 in anticipation of this contract. On February 16, 2000, XM Radio and Sirius Satellite Radio, a competitor of XM Radio, signed an agreement to develop a unified standard for satellite radios to facilitate the ability of consumers to purchase one radio capable of receiving both XM Radio’s and Sirius Satellite Radio’s services. Refer to XM Radio’s audited financial statements for additional information regarding these contractual commitments.

12.  EMPLOYEE BENEFITS

Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan (“401(k) Savings Plan”) in which all employees of American Mobile can participate. The 401(k) Savings Plan provides for a Company match of employee contributions, in the form of Common Stock, at a rate of $1 for every $1 of an employee’s contribution not to exceed 4% of an employee’s eligible compensation. The 401(k) Savings Plan was amended in 1998 to reflect the following changes: (i) the addition of a discretionary annual employer non-elective contribution, (ii) the addition of the option to have plan benefits distributed in the form of installment payments, and (iii) provide for the reallocation of forfeitures, if any, to active participants. In 1998 the ARDIS Individual Capital Accumulation Plan was merged into the 401(k) Savings Plan to allow for a combined company plan. The Company’s matching expense was $1,116,000 for 1999, excluding costs incurred by XM Radio under their separate plan, $847,538 for 1998, and $350,000 for 1997.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“Stock Purchase Plan”) to allow eligible employees to purchase shares of the Company’s Common Stock at 85% of the lower of market value on the first and last business day of the six-month option period. An aggregate of 90,867 shares, 47,011 shares, and 29,930 shares of Common Stock were issued under the Stock Purchase Plan in 1999, 1998, and 1997, respectively.

13.  BUSINESS ACQUISITIONS

On July 7, 1999, the Company acquired all outstanding debt and equity interests in XM Radio from the other investor, other than a $75 million loan from the other investor to XM Radio, in exchange for approximately 8.6 million shares of the Company’s common stock (the “XM Acquisition”). The total consideration given for the purchase of XM Radio was $129 million. The Company also incurred approximately $0.9 million for certain acquisition related expenses. In conjunction with the XM Acquisition, XM Radio was recapitalized and issued an $82 million convertible note receivable to the Company. This note was convertible into Class B common shares of XM Radio and was subsequently converted, see below. Concurrently with this transaction, XM Radio issued $250 million of Series A subordinated convertible notes to several new strategic and financial investors, including General Motors Corporation, Clear Channel Investments, DIRECTV, Telcom Ventures, Columbia Capital and Madison Dearborn Partners. XM Radio used $75 million of the proceeds from these notes to repay the outstanding loan payable to the former investor. As a result of these transactions, the Company owned all of the issued and outstanding stock of XM Radio as of July 7, 1999.

On October 8, 1999, XM Radio consummated an initial public offering (IPO) of 10.2 million shares of its Class A Common Stock. The initial public offering price was $12 per share. The Company purchased 200,000 shares of XM Radio Class A Common Stock from the underwriters at the IPO price of $12 per share. As a

AMERICAN MOBILE SATELLITE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
as of December 31, 1999, 1998 and 1997

result of the IPO, all of the Company’s convertible notes of XM Radio were automatically converted into approximately 11 million shares of XM Radio Class B common stock. Class B shares have three-for-one voting rights. Additionally, the $250 million Series A convertible notes of XM Radio converted into approximately 10.8 million shares of Series A Convertible Preferred Stock of XM Radio and approximately 16.2 million shares of Class A Common Stock of XM Radio at a conversion price of $9.52. On January 31, 2000, XM Radio completed a supplemental stock offering of 4.4 million Class A shares and 2.0 million shares of convertible redeemable preferred stock. See Note 16 — Subsequent events.

After conversion of its notes and the purchase of the 200,000 shares in XM Radio’s IPO, the Company’s voting interest in XM Radio was reduced to approximately 64.42%, and its economic interest in XM Radio was reduced to 37.82% (in each case, excluding shares of XM Radio Class B stock owned by the Company but pledged to Baron Asset Fund in connection with the transaction described in Note 8 above). The Company will continue to consolidate XM Radio’s financial results with those of the Company until the Company no longer controls XM Radio and the FCC approves the change of control of XM Radio from American Mobile to a diffuse group of stockholders.

In connection with XM Radio’s IPO and in accordance with Staff Accounting Bulletin 51 (SAB 51), the Company recorded a $80.7 million increase to its investment in XM Radio. SAB 51 addresses the accounting for sales of stock by a subsidiary. Because XM Radio is a development stage Company, SAB 51 requires the difference in the carrying amount of the Company’s investment in XM Radio and the net book value of XM Radio after the stock issuance be reflected in the financial statements of the Company as a capital transaction in the accompanying consolidated statements of stockholders’ deficit.

Prior to July 7, 1999, the Company’s proportionate share of XM Radio’s losses were included in the accompanying statement of operations pursuant to the equity method of accounting. In connection with the XM Acquisition, the Company was required to restate its financial statements for the year ended December 31, 1998 and for the quarter ended March 31, 1999 to record its share of XM Radio losses previously suspended under the equity method of accounting. This resulted in the Company recording additional losses of approximately $12.6 million for the year ended December 31, 1998, and $3.5 million for the quarter ended March 31, 1999. The acquisition was accounted for under the purchase method of accounting for business combinations. The purchase price was assigned to the assets and liabilities of XM Radio based on their estimated fair values on the date of the acquisition. Subsequent to the date of acquisition and upon valuation of certain intangibles and licenses, the fair value of the assets acquired in excess of the purchase price was $3.2 million and has been allocated proportionately to the non-current assets acquired in the acquisition. The results of XM Radio are included in the consolidated financial statements as of the effective date of the acquisition, July 7, 1999 through December 31, 1999.

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

	1999	1998

	(in thousands, except
	per share data)

Revenues	$91,071	$87,221

Loss before extraordinary item	(320,467)	—

Net Loss	(332,599)	(154,063)

Loss per share	(7.53)	(3.94)

AMERICAN MOBILE SATELLITE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
as of December 31, 1999, 1998 and 1997

On March 31, 1998, the Company acquired ARDIS for a purchase price of approximately $50 million in cash and $50 million in the Company’s Common Stock (the “Purchase Price”). The purchase method of accounting for business combinations was used for the recording of this acquisition. The operating results of ARDIS were included in the Company’s consolidated statements of operations from the date of acquisition. The purchase price for the net assets acquired was allocated ($1.6) million to net current assets and net current liabilities, $50.4 million to property and equipment, $49.4 million to FCC licenses and $1.3 million to goodwill. Additionally, the Company incurred acquisition costs of approximately $2.6 million and recorded additional liabilities of approximately $2.3 million. The combination of the operations of the Company and ARDIS provided pro forma revenue of $97.1 million, pro forma net loss of ($164.2) million, and pro forma loss per common share of ($5.11) for 1998. The pro forma information is provided as if the acquisition had occurred at the beginning of 1998.

14.  LEGAL AND REGULATORY MATTERS

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

The successful operation of the satellite network is dependent on a number of factors, including the amount of L-band spectrum made available to the Company pursuant to an international coordination process. The United States is currently engaged in an international process of coordinating the Company’s access to the spectrum that the FCC has assigned to the Company. This international coordination process is not yet complete. In the absence of a coordination agreement, American Mobile must operate its system on a non-interference basis. The inability of the United States government to secure sufficient spectrum could have an adverse effect on the Company’s financial position, results of operations and cash flows.

The Company has the necessary regulatory approvals, some of which are pursuant to special temporary authority, to continue its operations as currently contemplated. The Company has filed applications with the FCC and expects to file applications in the future with respect to the continued operations, change in operation and expansion of the network and certain types of subscriber equipment. Certain of its applications pertaining to future service have been opposed. While the Company, for various reasons, believes that it will receive the necessary approvals on a timely basis, there can be no assurance that the requests will be granted, will be granted on a timely basis or will be granted on conditions favorable to the Company. Any significant changes to the applications resulting from the FCC’s review process or any significant delay in their approval could adversely affect the Company’s financial position, results of operations and cash flows.

On November 30,1999, the FCC granted two applications to use TMI’s Canadian-licensed system to provide service in the United States to up to 125,000 mobile terminals. TMI’s system operates in the MSS L-Band and has a satellite footprint that covers the United States. American Mobile is currently appealing the FCC’s grant of these applications to the United States Court of Appeals for the D.C. Circuit. There is no assurance that this appeal will be successful. TMI’s entry into the domestic U.S. marketplace provides additional competition to American Mobile and may increase TMI’s demand for spectrum in the international coordination process. The FCC might grant additional applications to use TMI’s system or other foreign-licensed L-Band systems. Such action would provide additional competition and increase demand for spectrum in the international coordination process.

AMERICAN MOBILE SATELLITE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
as of December 31, 1999, 1998 and 1997

American Mobile is authorized to build, launch, and operate three geosynchronous satellites in accordance with a specific schedule. American Mobile is not in compliance with the schedule for commencement and construction of its second and third satellites and has petitioned the FCC for changes to the schedule. Certain of these extension requests have been opposed by third parties. The FCC has not acted on American Mobile’s requests. The FCC has the authority to revoke the authorizations for the second and third satellites and in connection with such revocation could exercise its authority to rescind American Mobile’s license. American Mobile believes that the exercise of such authority to rescind the license is unlikely. The term of the license for each of American Mobile’s three authorized satellites is ten years, beginning when American Mobile certifies that the respective satellite is operating in compliance with American Mobile’s license. The ten-year term of MSAT-2 began August 21, 1995. Although American Mobile anticipates that the authorization for MSAT-2 is likely to be extended in due course to correspond to the useful life of the satellite and a new license granted for any replacement satellites, there is no assurance of such extension or grants.

XM Radio is also subject to the rules and regulations of the FCC. The FCC has established certain system development milestones that must be met in order for XM Radio to maintain its license to operate its satellite system. XM Radio believes it is in compliance with the FCC milestones.

One of the bidders for the DARS licenses filed an Application for Review by the FCC of the Licensing Order which granted XM Radio its FCC license. The Application for Review alleges that a prior XM Radio shareholder had effectively taken control of XM Radio without the approval of the FCC. The FCC or the U.S. Court of Appeals has the authority to overturn the award of the FCC license to XM Radio. XM Radio believes that it should be able to maintain its FCC license since the party referenced is no longer a stockholder of XM Radio. XM Radio is unable to predict the outcome of this Application for Review.

In January 1999, a competitor of XM Radio, Sirius Radio, filed an action against XM Radio for patent infringement. In February 2000, this suit was resolved in accordance with the terms of a joint development agreement between XM Radio and Sirius Radio and both companies agreed to cross-license their respective property.

15.  SUPPLEMENTAL CASH FLOW INFORMATION

	Years Ended December 31,
	1999	1998	1997

	(in thousands)

Cash payments for interest	$43,590	$32,198	$11,785

Noncash investing and financing activities:

Leased asset and related obligations	204	648	182

Issuance of Common Stock for XM Radio and ARDIS acquisitions	129,213	49,781	—

Issuance of Restricted Stock	190	1,780	—

Cancellation of Restricted Stock	(504)	—	—

Additional deferred compensation on Restricted Stock	5,322	—	—

Issuance and repricing of Common Stock purchase warrants	4,290	26,210	12,490

Capital gain in connection with the sale of stock by XM Radio	80,663	—	—

Conversion of the XM Radio Note Receivable	13,038	—	—

Vendor financing for property in service	4,191	1,628	—

Issuance of Common Stock under the Defined Contribution Plan	1,115	848	350

In connection with the partial pay down of the Term Loan Facility, the Company’s extraordinary loss on extinguishment of debt includes a pro-rata portion of the $2.4 million of deferred financing fees associated with the placement of the New Bank Facility and a pro-rata portion of the $9.7 million of guarantee warrants held by shareholder guarantors of the New Bank Facility.

AMERICAN MOBILE SATELLITE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
as of December 31, 1999, 1998 and 1997

NOTE 16.  SUBSEQUENT EVENTS

In the first quarter of 2000, XM Radio completed a supplemental stock offering of 4.4 million shares of Class A Common Stock, at $32 per share, and 2.0 million shares of newly designated Series B convertible redeemable preferred stock, at $50 per share. The Series B convertible redeemable preferred stock provides for 8.25% cumulative dividends that may be paid in Class A common stock or cash. The Series B convertible redeemable preferred stock is convertible into Class A common stock at a conversion price of $40 per share and is redeemable in Class A common stock on February 3, 2003. Net proceeds raised from this stock offering were approximately $228.5 million.

In connection with this stock offering and in accordance with SAB 51, the Company will record an increase to its investment in XM Radio in the first quarter of 2000 to reflect the increase in the net book value of XM Radio. As previously discussed in Note 13, this gain will be reflected in the financial statements as a capital transaction.

On January 13, 2000, Baron notified the Company of its intention to exchange the Baron XM Radio Convertible Note for 1,314,914 shares of XM Radio Class B Stock. The exchange of the convertible note will result in a first quarter 2000 gain of approximately $37 million computed as the difference in the carrying value of the Baron XM Radio Convertible Note and the Company’s cost basis in XM Radio stock exchanged upon conversion of this note.

In March 2000, XM Radio completed a high yield debt offering of 325,000 units, each unit consisting of $1,000 principal amount of 14% Senior Secured Notes due 2010 and one warrant to purchase 8.024815 shares of Class A common stock of XM Radio at an exercise price of $49.50 per share. XM Radio realized net proceeds of $191.0 million, excluding $123.0 million used to acquire securities which will be used to pay interest payments due under the notes for the first three years.

As a result of the conversion of the Baron XM Radio Convertible Note, the supplemental stock offering by XM Radio, and XM Radio’s high yield debt offering, the Company’s voting interest in XM Radio was further reduced to 61.0%, while its equity interest was reduced to 34.4% (or 25.5% on a fully diluted basis).

NOTE 17.  FINANCIAL STATEMENTS OF SUBSIDIARIES

In connection with the Company’s acquisition of ARDIS Company on March 31, 1998, (the “ARDIS Acquisition”) and related financing discussed above, the Company formed a new wholly-owned subsidiary, AMSC Acquisition Company, Inc. (“Acquisition Company”). The Company contributed all of its inter-company notes receivables and transferred its rights, title and interests in AMSC Subsidiary Corporation, American Mobile Satellite Sales Corporation, and AMSC Sales Corp. Ltd. (together with ARDIS, the “Subsidiary Guarantors”) to Acquisition Company, and Acquisition Company was the acquirer of ARDIS and the issuer of the Senior Notes. American Mobile Satellite Corporation (“American Mobile Parent”) is a guarantor of the Senior Notes. The Senior Notes contain covenants that, among other things, limit the ability of Acquisition Company and its Subsidiaries to incur additional indebtedness, pay dividends or make other distributions, repurchase any capital stock or subordinated indebtedness, make certain investments, create certain liens, enter into certain transactions with affiliates, sell assets, enter into certain mergers and consolidations, and enter into sale and leaseback transactions.

The Senior Notes are jointly and severally guaranteed on full and unconditional basis by the Subsidiary Guarantors and American Mobile Parent. The following unaudited condensed consolidating information for these entities presents:

•	Condensed consolidating balance sheets as of December 31, 1999 and 1998, the condensed consolidating statements of operations and cash flows for the years ended December 31, 1999, 1998, and 1997, and the condensed consolidating statements of stockholders’ (deficit) equity for the period January 1, 1997 through December 31, 1999.
•	Elimination entries necessary to combine the entities comprising American Mobile.

AMERICAN MOBILE SATELLITE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
as of December 31, 1999, 1998 and 1997

Condensed Consolidating Balance Sheet

As of December 31, 1999
(unaudited)
(in thousands)

				Consolidated	American
	Subsidiary	Acquisition		Acquisition	Mobile
	Guarantors	Company	Eliminations	Company	Parent	XM Radio

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$776	$—	$—	$776	$—	$50,698

Short-term investments	—	—	—	—	—	69,472

Inventory	28,616	—	—	28,616	—	—

Prepaid in-orbit insurance	3,381	—	—	3,381	—	—

Accounts receivable — net	16,594	—	—	16,594	—	—

Restricted short-term investments	—	41,038	—	41,038	—	—

Other current assets	6,074	—	—	6,074	2,568	1,077

Total current assets	55,441	41,038	—	96,479	2,568	121,247

PROPERTY AND EQUIPMENT — NET	126,914	—	(12,949)	113,965	—	2,551

SYSTEM UNDER CONSTRUCTION	—	—	—	—	—	362,358

GOODWILL AND INTANGIBLES — NET	51,158	—	—	51,158	—	25,380

INVESTMENT IN XM RADIO	—	—	—	—	190,757	—

INVESTMENT IN/ DUE FROM SUBSIDIARY	—	176,450	(176,450)	—	(148,913)	—

DEFERRED CHARGES AND OTHER ASSETS — NET	2,977	26,507	—	29,484	(10,597)	3,653

RESTRICTED INVESTMENTS	320	18,360	—	18,680	12,429	—

Total assets	$236,810	$262,355	$(189,399)	$309,766	$46,244	$515,189

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$31,073	$10,866	$—	$41,939	$1,266	$24,680

Obligations under capital leases due within one year	5,982	—	—	5,982	—	172

Current portion long-term debt	5,960	—	—	5,960	—	—

Other current liabilities	—	—	—	—	—	1,646

Total current liabilities	43,015	10,866	—	53,881	1,266	26,498

DUE TO PARENT/ AFFILIATE	769,564	—	(769,626)	(62)	(14,934)	62

LONG-TERM LIABILITIES:

Note payable to/from Issuer/ Parent	—	14,000	—	14,000	(14,000)	—

Obligations under Bank Financing	—	44,000	—	44,000	41,000	—

Senior Notes, net of discount	—	327,576	—	327,576	—	—

Other long-term debt	2,535	—	—	2,535	50,138	—

Capital lease obligations	35	—	—	35	—	212

Net assets acquired in excess of purchase price	1,333	—	—	1,333	—	—

Other long-term liabilities	555	—	—	555	—	3,400

Total long-term liabilities	4,458	385,576	—	390,034	77,138	3,612

Total liabilities	817,037	396,442	(769,626)	443,853	63,470	30,172

MINORITY INTEREST	—	—	—	—	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)	(580,227)	(134,087)	580,227	(134,087)	(17,226)	485,017

Total liabilities, minority interest, and stockholders’ (deficit)	$236,810	$262,355	$(189,399)	$309,766	$46,244	$515,189

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Consolidated
		American
		Mobile
	Eliminations	Parent

	ASS	ETS

CURRENT ASSETS:

Cash and cash equivalents	$—	$51,474

Short-term investments	—	69,472

Inventory	—	28,616

Prepaid in-orbit insurance	—	3,381

Accounts receivable — net	—	16,594

Restricted short-term investments	—	41,038

Other current assets	—	9,719

Total current assets	—	220,294

PROPERTY AND EQUIPMENT — NET	—	116,516

SYSTEM UNDER CONSTRUCTION	(5,080)	357,278

GOODWILL AND INTANGIBLES — NET	(14,327)	62,211

INVESTMENT IN XM RADIO	(190,757)	—

INVESTMENT IN/ DUE FROM SUBSIDIARY	148,913	—

DEFERRED CHARGES AND OTHER ASSETS — NET	—	22,540

RESTRICTED INVESTMENTS	—	31,109

Total assets	$(61,251)	$809,948

	LIABIL STOCKHOLDERS’	ITIES AND (DEFICIT )

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$—	$67,885

Obligations under capital leases due within one year	—	6,154

Current portion long-term debt	—	5,960

Other current liabilities	—	1,646

Total current liabilities	—	81,645

DUE TO PARENT/ AFFILIATE	14,934	—

LONG-TERM LIABILITIES:

Note payable to/from Issuer/ Parent	—	—

Obligations under Bank Financing	—	85,000

Senior Notes, net of discount	—	327,576

Other long-term debt	—	52,673

Capital lease obligations	—	247

Net assets acquired in excess of purchase price	—	1,333

Other long-term liabilities	—	3,955

Total long-term liabilities	—	470,784

Total liabilities	14,934	552,429

MINORITY INTEREST	274,745	274,745

STOCKHOLDERS’ EQUITY (DEFICIT)	(350,930)	(17,226)

Total liabilities, minority interest, and stockholders’ (deficit)	$(61,251)	$809,948

Condensed Consolidating Balance Sheet

As of December 31, 1998
(Unaudited)
(In Thousands)

				Consolidated	American
	Subsidiary	Acquisition		Acquisition	Mobile
	Guarantors	Company	Eliminations	Company	Parent	Eliminations

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$2,285	$—	$—	$2,285	$—	$—

Inventory	18,593	—	—	18,593	—	—

Prepaid in-orbit insurance	3,381	—	—	3,381	—	—

Accounts receivable — net	15,325	—	—	15,325	—	—

Restricted short-term investments	—	41,038	—	41,038	—	—

Other current assets	7,192	20	—	7,212	6,019	—

Total current assets	46,776	41,058	—	87,834	6,019	—

PROPERTY AND EQUIPMENT — NET	261,607	—	(15,054)	246,553	—	—

GOODWILL AND INTANGIBLES — NET	53,235	—	—	53,235	—	—

INVESTMENT IN/ DUE FROM SUBSIDIARY	—	304,192	(304,192)	—	63,787	(63,787)

DEFERRED CHARGES AND OTHER ASSETS — NET	386	33,460	—	33,846	(4,892)	—

RESTRICTED INVESTMENTS	1,500	54,939	—	56,439	10,760	—

Total assets	$363,504	$433,649	$(319,246)	$477,907	$75,674	$(63,787)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$23,003	$10,715	$—	$33,718	$79	$—

Obligations under capital leases due within one year	5,971	—	—	5,971	—	—

Current portion long-term debt	5,041	—	—	5,041	—	—

Other current liabilities	162	—	—	162	—	—

Total current liabilities	34,177	10,715	—	44,892	79	—

DUE TO PARENT/ AFFILIATE	681,029	—	(681,029)	—	—	—

LONG-TERM LIABILITIES:

Obligations under New Bank Financing	—	32,000	—	32,000	100,000	—

Senior Notes, net of discount	—	327,147	—	327,147	—	—

Other long-term debt	1,689	—	—	1,689		—

Capital lease obligations	5,824	—	—	5,824	—	—

Net assets acquired in excess of purchase price	2,028	—	—	2,028	—	—

Investment in XM Radio	—	—	—	—	12,618	—

Other long-term liabilities	540	—	—	540	—	—

Total long-term liabilities	10,081	359,147	—	369,228	112,618	—

Total liabilities	725,287	369,862	(681,029)	414,120	112,697	—

STOCKHOLDERS’ EQUITY (DEFICIT)	(361,783)	63,787	361,783	63,787	(37,023)	(63,787)

Total liabilities and stockholders’ equity (deficit)	$363,504	$433,649	$(319,246)	$477,907	$75,674	$(63,787)

[Additional columns below]

[Continued from above table, first column(s) repeated]

Consolidated
American
Mobile
Parent

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$2,285

Inventory	18,593

Prepaid in-orbit insurance	3,381

Accounts receivable — net	15,325

Restricted short-term investments	41,038

Other current assets	13,231

Total current assets	93,853

PROPERTY AND EQUIPMENT — NET	246,553

GOODWILL AND INTANGIBLES — NET	53,235

INVESTMENT IN/ DUE FROM SUBSIDIARY	—

DEFERRED CHARGES AND OTHER ASSETS — NET	28,954

RESTRICTED INVESTMENTS	67,199

Total assets	$489,794

1,	LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT )

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$33,797

Obligations under capital leases due within one year	5,971

Current portion long-term debt	5,041

Other current liabilities	162

Total current liabilities	44,971

DUE TO PARENT/ AFFILIATE	—

LONG-TERM LIABILITIES:

Obligations under New Bank Financing	132,000

Senior Notes, net of discount	327,147

Other long-term debt	1,689

Capital lease obligations	5,824

Net assets acquired in excess of purchase price	2,028

Investment in XM Radio	12,618

Other long-term liabilities	540

Total long-term liabilities	481,846

Total liabilities	526,817

STOCKHOLDERS’ EQUITY (DEFICIT)	(37,023)

Total liabilities and stockholders’ equity (deficit)	$489,794

Condensed Consolidating Statement of Operations

Year ended December 31, 1999
(Unaudited)
(In thousands)

				Consolidated	American
	Subsidiary	Acquisition		Acquisition	Mobile
	Guarantors	Company	Eliminations	Company	Parent	XM Radio

REVENUES

Services	$67,653	$—	$—	$67,653	$1,200	$—

Sales of equipment	23,418	—	—	23,418	—	—

Total Revenues	91,071	—	—	91,071	1,200	—
COSTS AND EXPENSES

Cost of service and operations	69,258	—	—	69,258	—	—

Cost of equipment sold	29,527	—	—	29,527	—	—

Sales and advertising	23,000	—	—	23,000	125	—

General and administrative	18,434	1,391	—	19,825	850	20,861

Satellite and related assets impairment charge	97,419	—	—	97,419	—	—

Depreciation and amortization	54,923	—	—	54,923	—	1,385

Operating Loss	(201,490)	(1,391)	—	(202,881)	225	(22,246)

INTEREST AND OTHER INCOME	344	20,145	(15,416)	5,073	4,536	2,837

UNREALIZED LOSS ON NOTE RECEIVABLE FROM XM RADIO	—	—	—	—	(9,919)	—

UNREALIZED LOSS ON NOTE PAYABLE TO RELATED PARTY	—	—	—	—	(27,399)	—

MINORITY INTEREST	—	—	—	—	—	—

EQUITY IN LOSS OF SUBSIDIARIES	—	(218,444)	218,444	—	(276,113)	—

INTEREST EXPENSE	(17,298)	(51,357)	15,416	(53,239)	(10,129)	(9,120)

LOSS BEFORE EXTRAORDINARY ITEM	(218,444)	(251,047)	218,444	(251,047)	(318,799)	(28,529)

EXTRAORDINARY LOSS ON EXTINGUISHMENT ON DEBT	—	—	—	—	(12,132)	—

NET LOSS	$(218,444)	$(251,047)	$218,444	$(251,047)	$(330,931)	$(28,529)

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Consolidated
		American
		Mobile
	Eliminations	Parent

REVENUES

Services	$(1,200)	$67,653

Sales of equipment	—	23,418

Total Revenues	(1,200)	91,071
COSTS AND EXPENSES

Cost of service and operations	—	69,258

Cost of equipment sold	—	29,527

Sales and advertising	—	23,125

General and administrative	(1,200)	40,336

Satellite and related assets impairment charge	—	97,419

Depreciation and amortization	(510)	55,798

Operating Loss	510	(224,392)

INTEREST AND OTHER INCOME	(3,982)	8,464

UNREALIZED LOSS ON NOTE RECEIVABLE FROM XM RADIO	—	(9,919)

UNREALIZED LOSS ON NOTE PAYABLE TO RELATED PARTY	—	(27,399)

MINORITY INTEREST	7,067	7,067

EQUITY IN LOSS OF SUBSIDIARIES	269,421	(6,692)

INTEREST EXPENSE	6,560	(65,928)

LOSS BEFORE EXTRAORDINARY ITEM	279,576	(318,799)

EXTRAORDINARY LOSS ON EXTINGUISHMENT ON DEBT	—	(12,132)

NET LOSS	$279,576	$(330,931)

Condensed Consolidating Statement of Operations

Year ended December 31, 1998
(Unaudited)
(In Thousands)

				Consolidated	American
	Subsidiary	Acquisition		Acquisition	Mobile
	Guarantors	Company	Eliminations	Company	Parent	Eliminations

REVENUES

Services	$57,994	$—	—	$57,994	$1,200	$(1,200)

Sales of equipment	29,227	—	—	29,227	—	—

Total Revenues	87,221	—	—	87,221	1,200	(1,200)
COSTS AND EXPENSES

Cost of service and operations	55,781	—	—	55,781	—	—

Cost of equipment sold	30,449	—	—	30,449	—	—

Sales and advertising	19,038	—	—	19,038	121	—

General and administrative	17,355	110	—	17,465	1,066	(1,199)

Depreciation and amortization	53,233	—	—	53,233	—	(526)

Operating Loss	(88,635)	(110)	—	(88,745)	13	525

INTEREST AND OTHER INCOME	319	14,908	(11,615)	3,612	8,472	(7,712)

EQUITY IN LOSS OF SUBSIDIARIES	—	(116,332)	116,332	—	(150,753)	137,793

INTEREST EXPENSE	(28,016)	(36,259)	11,615	(52,660)	(8,298)	7,187

NET LOSS	$(116,332)	$(137,793)	$116,332	$(137,793)	$(150,566)	$137,793

[Additional columns below]

[Continued from above table, first column(s) repeated]

Consolidated
American
Mobile
Parent

REVENUES

Services	$57,994

Sales of equipment	29,227

Total Revenues	87,221
COSTS AND EXPENSES

Cost of service and operations	55,781

Cost of equipment sold	30,449

Sales and advertising	19,159

General and administrative	17,332

Depreciation and amortization	52,707

Operating Loss	(88,207)

INTEREST AND OTHER INCOME	4,372

EQUITY IN LOSS OF SUBSIDIARIES	(12,960)

INTEREST EXPENSE	(53,771)

NET LOSS	$(150,566)

Condensed Consolidating Statement of Operations

Year ended December 31, 1997
(Unaudited)
(In Thousands)

				Consolidated	American
	Subsidiary	Acquisition		Acquisition	Mobile
	Guarantors	Company	Eliminations	Company	Parent	Eliminations

REVENUES

Services	$20,684	$—	$—	$20,684	$1,200	$(1,200)

Sales of equipment	23,530	—	—	23,530	—	—

Total Revenues	44,214	—	—	44,214	1,200	(1,200)
COSTS AND EXPENSES

Cost of service and operations	31,959	—	—	31,959	—	—

Cost of equipment sold	40,335	—	—	40,335	—	—

Sales and advertising	12,030	—	—	12,030	36	—

General and administrative	14,890	—	—	14,890	1,129	(1,200)

Depreciation and amortization	44,535	—	—	44,535	(2,105)	—

Operating Loss	(99,535)	—	—	(99,535)	2,140	—

INTEREST AND OTHER INCOME	1,122	—	—	1,122	29,520	(29,520)

EQUITY IN LOSS OF SUBSIDIARIES	—	—	—	—	(150,867)	149,566

INTEREST EXPENSE	(51,153)	—	—	(51,153)	—	29,520

NET LOSS	$(149,566)	$—	$—	$(149,566)	$(119,207)	$149,566

[Additional columns below]

[Continued from above table, first column(s) repeated]

Consolidated
American
Mobile
Parent

REVENUES

Services	$20,684

Sales of equipment	23,530

Total Revenues	44,214
COSTS AND EXPENSES

Cost of service and operations	31,959

Cost of equipment sold	40,335

Sales and advertising	12,066

General and administrative	14,819

Depreciation and amortization	42,430

Operating Loss	(97,395)

INTEREST AND OTHER INCOME	1,122

EQUITY IN LOSS OF SUBSIDIARIES	(1,301)

INTEREST EXPENSE	(21,633)

NET LOSS	$(119,207)

Condensed Consolidating Statements of Stockholders’ Equity (Deficit)

For the Period from January 1, 1997 through December 31, 1999
(Unaudited)
(In thousands)

	Subsidiary	Acquisition
	Guarantors	Company

Balance, December 31, 1996	$(205,754)	$—

Net loss	(149,566)	—

Issuance of Common stock	—	—

Contributions to paid-in- capital	—	—

Issuance of capital contributions	—	—

Issuance of options	—	—

Issuance of common stock purchase warrants	—	—

Balance, December 31,1997	(355,320)	—

Net loss	(116,332)	(137,793)

Capitalization of Acquisition Company	—	201,580

Acquisition of ARDIS	109,869	—

Issuance of common stock	—	—

Issuance of common stock purchase warrants	—	—

Amortization of guarantee warrants	—	—

Amortization of compensation expense	—	—

Balance, December 31,1998	(361,783)	63,787

Net Loss	(218,444)	(251,047)

Issuance of common stock	—	—

Acquisition of XM Satellite Radio Holdings Inc.	—	—

Investment in Acquisition Company	—	53,173

Common stock issued in public offering	—	—

Amortization of guarantee warrants	—	—

Initial Public offering	—	—

Conversion of Series A convertible debt	—	—

Conversion of subordinated convertible notes payable to American Mobile	—	—

Issuance of shares to key executive	—	—

Increase in FCC license, goodwill and intangibles from American Mobile acquisition	—	—

Charge for beneficial conversion feature of note issued to American Mobile	—	—

Non-cash stock compensation

Guarantee warrants revaluation	—	—

Reduction of guarantee warrants related to extinguishment of debt	—	—

Capital gain in connection with sale of stock by XM Satellite Radio Holdings Inc.	—	—

Balance, December 31,1999	$(580,227)	$(134,087)

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Consolidated	American
		Acquisition	Mobile
	Eliminations	Company	Parent

Balance, December 31, 1996	$—	$(205,754)	$158,700

Net loss	—	(149,566)	(119,207)

Issuance of Common stock	—	—	634

Contributions to paid-in- capital	—	—	—

Issuance of capital contributions	—	—	—

Issuance of options	—	—	—

Issuance of common stock purchase warrants	—	—	6,004

Balance, December 31,1997	—	(355,320)	46,131

Net loss	116,332	(137,793)	(150,566)

Capitalization of Acquisition Company	355,320	556,900	—

Acquisition of ARDIS	(109,869)	—	—

Issuance of common stock	—	—	51,042

Issuance of common stock purchase warrants	—	—	8,490

Amortization of guarantee warrants	—	—	7,628

Amortization of compensation expense	—	—	252

Balance, December 31,1998	361,783	63,787	(37,023)

Net Loss	218,444	(251,047)	(330,931)

Issuance of common stock	—	—	7,380

Acquisition of XM Satellite Radio Holdings Inc.	—	—	129,213

Investment in Acquisition Company	—	53,173	—

Common stock issued in public offering	—	—	115,989

Amortization of guarantee warrants	—	—	7,372

Initial Public offering	—	—	—

Conversion of Series A convertible debt	—	—	—

Conversion of subordinated convertible notes payable to American Mobile	—	—	—

Issuance of shares to key executive	—	—	—

Increase in FCC license, goodwill and intangibles from American Mobile acquisition	—	—	—

Charge for beneficial conversion feature of note issued to American Mobile	—	—	—

Non-cash stock compensation

Guarantee warrants revaluation	—	—	440

Reduction of guarantee warrants related to extinguishment of debt	—	—	9,671

Capital gain in connection with sale of stock by XM Satellite Radio Holdings Inc.	—	—	80,663

Balance, December 31,1999	$580,227	$(134,087)	$(17,226)

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Consolidated
			American
			Mobile
	XM Radio	Eliminations	Parent

Balance, December 31, 1996	$—	$205,754	$158,700

Net loss	(1,659)	151,225	(119,207)

Issuance of Common stock	—	—	634

Contributions to paid-in- capital	143	(143)	—

Issuance of capital contributions	9,000	(9,000)	—

Issuance of options	1,500	(1,500)	—

Issuance of common stock purchase warrants	—	—	6,004

Balance, December 31,1997	8,984	346,336	46,131

Net loss	(16,167)	153,960	(150,566)

Capitalization of Acquisition Company	—	(556,900)	—

Acquisition of ARDIS	—	—	—

Issuance of common stock	—	—	51,042

Issuance of common stock purchase warrants	—	—	8,490

Amortization of guarantee warrants	—	—	7,628

Amortization of compensation expense	—	—	252

Balance, December 31,1998	(7,183)	(56,604)	(37,023)

Net Loss	(36,896)	287,943	(330,931)

Issuance of common stock	304	(304)	7,380

Acquisition of XM Satellite Radio Holdings Inc.	—	—	129,213

Investment in Acquisition Company	—	(53,173)	—

Common stock issued in public offering	—	—	115,989

Amortization of guarantee warrants	—	—	7,372

Initial Public offering	114,134	(114,134)	—

Conversion of Series A convertible debt	246,349	(246,349)	—

Conversion of subordinated convertible notes payable to American Mobile	106,955	(106,955)	—

Issuance of shares to key executive	140	(140)	—

Increase in FCC license, goodwill and intangibles from American Mobile acquisition	51,624	(51,624)	—

Charge for beneficial conversion feature of note issued to American Mobile	5,520	(5,520)	—

Non-cash stock compensation	4,070	(4,070)	—

Guarantee warrants revaluation	—	—	440

Reduction of guarantee warrants related to extinguishment of debt	—	—	9,671

Capital gain in connection with sale of stock by XM Satellite Radio Holdings Inc.	—	—	80,663

Balance, December 31,1999	$485,017	$(350,930)	$(17,226)

Condensed Consolidating Statement of Cash flow

As of December 31, 1999

(Unaudited)
(In thousands)

	Subsidiary	Acquisition
	Guarantors	Company

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(218,444)	$(251,047)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:

Amortization of Guarantee Warrants and debt related costs	—	7,261

Depreciation and amortization	54,923	—

Satellite and related assets impairment charge	97,419	—

Extraordinary loss	—	—

Equity in loss in XM Radio	—	—

Non cash stock compensation of XM Radio	—	—

Non-cash charge for beneficial conversion feature of note issued to parent	—	—

Minority Interest	—	—

Net unrealized loss on marketable securities	—	—
Changes in assets & liabilities

Inventory	(10,023)	—

Prepaid in-orbit insurance	—	—

Trade accounts receivable	(3,897)	—

Other current assets	(5,799)	20

Accounts payable and accrued expenses	11,073	151

Accrued interest on Senior Note	—	(83)

Deferred trade payables	(1,135)	—

Deferred Items — net	171	—

Net cash (used in) provided by operating activities	(75,712)	(243,698)

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property & equipment	(13,810)	—

Purchase of XM Radio note receivable	—	—

Investment in XM Radio	—	—

XM Radio Acquisition costs	—	—

Payment of escrow interest	—	41,006

System under construction	—	—

Purchase of short-term investments by XM Radio	—	—

Other investing activities by XM Radio	—	—

Purchase of long-term, restricted investments	1,180	(4,427)

Net cash used in investing activities	(12,630)	36,579

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Consolidated	American
		Acquisition	Mobile
	Eliminations	Company	Parent

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$218,444	$(251,047)	$(330,931)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:

Amortization of Guarantee Warrants and debt related costs	—	7,261	8,563

Depreciation and amortization	—	54,923	—

Satellite and related assets impairment charge	—	97,419	—

Extraordinary loss	—	—	12,132

Equity in loss in XM Radio	—	—	6,692

Non cash stock compensation of XM Radio	—	—	—

Non-cash charge for beneficial conversion feature of note issued to parent	—	—	—

Minority Interest	—	—	—

Net unrealized loss on marketable securities	—	—	37,318
Changes in assets & liabilities

Inventory	—	(10,023)	—

Prepaid in-orbit insurance	—	—	—

Trade accounts receivable	—	(3,897)	—

Other current assets	—	(5,779)	3,451

Accounts payable and accrued expenses	—	11,224	1,266

Accrued interest on Senior Note	—	(83)	—

Deferred trade payables	—	(1,135)	—

Deferred Items — net	—	171	(1,148)

Net cash (used in) provided by operating activities	218,444	(100,966)	(262,657)

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property & equipment	—	(13,810)	—

Purchase of XM Radio note receivable	—	—	(21,419)

Investment in XM Radio	—	—	(2,400)

XM Radio Acquisition costs	—	—	(951)

Payment of escrow interest	—	41,006	—

System under construction	—	—	—

Purchase of short-term investments by XM Radio	—	—	—

Other investing activities by XM Radio	—	—	—

Purchase of long-term, restricted investments	—	(3,247)	(1,669)

Net cash used in investing activities	—	23,949	(26,439)

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Consolidated
			American
			Mobile
	XM Radio	Eliminations	Parent

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(28,529)	$279,576	$(330,931)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:

Amortization of Guarantee Warrants and debt related costs	477	—	16,301

Depreciation and amortization	1,385	(510)	55,798

Satellite and related assets impairment charge	—	—	97,419

Extraordinary loss	—	—	12,132

Equity in loss in XM Radio	—	—	6,692

Non cash stock compensation of XM Radio	4,210	—	4,210

Non-cash charge for beneficial conversion feature of note issued to parent	5,520	(5,520)	—

Minority Interest	—	(7,067)	(7,067)

Net unrealized loss on marketable securities	—	—	37,318
Changes in assets & liabilities

Inventory	—	—	(10,023)

Prepaid in-orbit insurance	—	—	—

Trade accounts receivable	—	—	(3,897)

Other current assets	(963)	3,842	551

Accounts payable and accrued expenses	5,126	(901)	16,715

Accrued interest on Senior Note	—	—	(83)

Deferred trade payables	—	—	(1,135)

Deferred Items — net	—	—	(977)

Net cash (used in) provided by operating activities	(12,774)	269,420	(106,977)

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property & equipment	(1,728)	—	(15,538)

Purchase of XM Radio note receivable	—	—	(21,419)

Investment in XM Radio	—	—	(2,400)

XM Radio Acquisition costs	163	—	(788)

Payment of escrow interest	—	—	41,006

System under construction	(141,154)	—	(141,154)

Purchase of short-term investments by XM Radio	(69,472)	—	(69,472)

Other investing activities by XM Radio	(3,422)	—	(3,422)

Purchase of long-term, restricted investments	—	—	(4,916)

Net cash used in investing activities	(215,613)	—	(218,103)

Condensed Consolidating Statement of Cash Flow — (Continued)

As of December 31, 1999

(Unaudited)
(In thousands)

	Subsidiary	Acquisition
	Guarantors	Company

CASH FLOWS FROM FINANCING ACTIVITIES:

Common Stock	—	—

Funding from parent/subsidiary	94,105	195,119

Principal payments under capital leases	(5,982)	—

Principal payments under Vendor Financing	(1,290)	—

Proceeds from Series A subordinated convertible notes of XM Radio	—	—

Proceeds from bank financing	—	65,000

Proceeds from note payable to related party	—	—

Repayment of XM Radio Bank loan	—	—

Repayment of WorldSpace loan by XM Radio	—	—

Repayment of revolver	—	(53,000)

Repayment of term loan	—	—

Proceeds from reduction of interest rate swap	—	—

Debt issuance costs	—	—

Net cash provided by (used in) financing activities	86,833	207,119

Net (decrease)increase in cash and cash equivalents	(1,509)	—

CASH & CASH EQUIVALENTS, beginning of period	2,285	—

CASH & CASH EQUIVALENTS, end of period	$776	$—

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Consolidated	American
		Acquisition	Mobile
	Eliminations	Company	Parent

CASH FLOWS FROM FINANCING ACTIVITIES:

Common Stock	—	—	122,253

Funding from parent/subsidiary	(218,444)	70,780	198,640

Principal payments under capital leases	—	(5,982)	—

Principal payments under Vendor Financing	—	(1,290)	—

Proceeds from Series A subordinated convertible notes of XM Radio	—	—	—

Proceeds from bank financing	—	65,000	—

Proceeds from note payable to related party	—	—	21,500

Repayment of XM Radio Bank loan	—	—	—

Repayment of WorldSpace loan by XM Radio	—	—	—

Repayment of revolver	—	(53,000)	—

Repayment of term loan	—	—	(59,000)

Proceeds from reduction of interest rate swap	—	—	6,009

Debt issuance costs	—	—	(306)

Net cash provided by (used in) financing activities	(218,444)	75,508	289,096

Net (decrease)increase in cash and cash equivalents	—	(1,509)	—

CASH & CASH EQUIVALENTS, beginning of period	—	2,285	—

CASH & CASH EQUIVALENTS, end of period	$—	$776	$—

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Consolidated
			American
			Mobile
	XM Radio	Eliminations	Parent

CASH FLOWS FROM FINANCING ACTIVITIES:

Common Stock	114,428	—	236,681

Funding from parent/subsidiary	—	(269,420)	—

Principal payments under capital leases	—	—	(5,982)

Principal payments under Vendor Financing	—	—	(1,290)

Proceeds from Series A subordinated convertible notes of XM Radio	250,000	—	250,000

Proceeds from bank financing	—	—	65,000

Proceeds from note payable to related party	—	—	21,500

Repayment of XM Radio Bank loan	(73)	—	(73)

Repayment of WorldSpace loan by XM Radio	(75,000)	—	(75,000)

Repayment of revolver	—	—	(53,000)

Repayment of term loan	—	—	(59,000)

Proceeds from reduction of interest rate swap	—	—	6,009

Debt issuance costs	(10,270)	—	(10,576)

Net cash provided by (used in) financing activities	279,085	(269,420)	374,269

Net (decrease)increase in cash and cash equivalents	50,698	—	49,189

CASH & CASH EQUIVALENTS, beginning of period	—	—	2,285

CASH & CASH EQUIVALENTS, end of period	$50,698	$—	$51,474

Condensed Consolidating Statement of Cash Flow

As of December 31, 1998

(Unaudited)
(In thousands)

				Consolidated	American
	Subsidiary	Acquisition		Acquisition	Mobile
	Guarantors	Company	Eliminations	Company	Parent

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(116,332)	$(137,793)	$116,332	$(137,793)	$(150,566)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of guarantee warrants, debt discount and issuance costs	—	10,845	—	10,845	5,326

Depreciation and amortization	53,233	—	—	53,233	(526)

Equity in loss in XM Radio	—	—	—	—	12,960

Changes in assets & liabilities Inventory	21,947	—	—	21,947	—

Prepaid in-orbit insurance	1,183	—	—	1,183	—

Accounts receivable — trade	(105)	—	—	(105)	—

Other current assets	7,185	—	—	7,185	55

Accounts payable and accrued expenses	(14,484)	—	—	(14,484)	12

Accrued interest on Senior Notes	—	10,715	—	10,715	—

Deferred trade payables	(6,567)	—	—	(6,567)	—

Deferred items — net	(7,396)	—	—	(7,396)	—

Net cash used in operations	(61,336)	(116,233)	116,332	(61,237)	(132,739)

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property & equipment	(12,470)	—	—	(12,470)	—

Cash paid for acquisition of ARDIS	—	(52,373)	—	(52,373)	—

Purchase of long-term, restricted investments	(1,500)	(116,109)	—	(117,609)	(28,152)

Payment of escrow interest	—	20,633	—	20,633	—

Net cash used in investing activities	(13,970)	(147,849)	—	(161,819)	(28,152)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of Common Stock	—	—	—	—	412

Funding from parent	83,829	118,307	(116,332)	85,804	51,989

Principal payments under capital leases	(3,395)	—	—	(3,395)	—

Payments under Vendor Financing	(16)	—	—	(16)	—

Repayment of bank financing	—	(166,000)	—	(166,000)	100,000

Payments on long-term debt	(4,933)	—	—	(4,933)	—

Debt issuance costs	—	(14,735)	—	(14,735)	—

Proceeds from Notes and stock purchase warrants	—	326,510	—	326,510	8,490

Net cash provided by financing activities	75,485	264,082	(116,332)	223,235	160,891

Net increase in cash and cash equivalents	179	—	—	179	—

CASH and CASH EQUIVALENTS, beginning of period	2,106	—	—	2,106	—

CASH and CASH EQUIVALENTS, end of period	$2,285	$—	$—	$2,285	$—

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Consolidated
		American
		Mobile
	Eliminations	Parent

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$137,793	$(150,566)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of guarantee warrants, debt discount and issuance costs	—	16,171

Depreciation and amortization	—	52,707

Equity in loss in XM Radio	—	12,960

Changes in assets & liabilities Inventory	—	21,947

Prepaid in-orbit insurance	—	1,183

Accounts receivable — trade	—	(105)

Other current assets	—	7,240

Accounts payable and accrued expenses	—	(14,472)

Accrued interest on Senior Notes	—	10,715

Deferred trade payables	—	(6,567)

Deferred items — net	—	(7,396)

Net cash used in operations	137,793	(56,183)

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property & equipment	—	(12,470)

Cash paid for acquisition of ARDIS	—	(52,373)

Purchase of long-term, restricted investments	—	(145,761)

Payment of escrow interest	—	20,633

Net cash used in investing activities	—	(189,971)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of Common Stock	—	412

Funding from parent	(137,793)	—

Principal payments under capital leases	—	(3,395)

Payments under Vendor Financing	—	(16)

Repayment of bank financing	—	(66,000)

Payments on long-term debt	—	(4,933)

Debt issuance costs	—	(14,735)

Proceeds from Notes and stock purchase warrants	—	335,000

Net cash provided by financing activities	(137,793)	246,333

Net increase in cash and cash equivalents	—	179

CASH and CASH EQUIVALENTS, beginning of period	—	2,106

CASH and CASH EQUIVALENTS, end of period	$—	$2,285

Condensed Consolidating Statement of Cash Flow

As of December 31, 1997

(Unaudited)
(In thousands)

				Consolidated	American
	Subsidiary	Acquisition		Acquisition	Mobile
	Guarantors	Company	Eliminations	Company	Parent

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(149,566)	$—	$—	$(149,566)	$(119,207)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of guarantee warrants, debt discount and issuance costs	9,350	—	—	9,350	—

Depreciation and amortization	44,535	—	—	44,535	(2,105)

Equity in loss in XM Radio	—	—	—	—	1,301
Changes in assets and liabilities

Inventory	(2,287)	—	—	(2,287)	—

Prepaid in-orbit insurance	516	—	—	516	—

Accounts receivable — trade	(1,537)	—	—	(1,537)	—

Other current assets	4,639	—	—	4,639

Accounts payable and accrued expenses	(5,844)	—	—	(5,844)	24

Deferred trade payables	11,685	—	—	11,685	—

Deferred items — net	8,038	—	—	8,038	—

Net cash used in operations	(80,471)	—	—	(80,471)	(119,987)

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property and equipment	(8,598)	—	—	(8,598)	—

Investment in XM Radio	—	—	—	—	(1,643)

Net cash used in investing activities	(8,598)	—	—	(8,598)	(1,643)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of Common Stock	—	—	—	—	284

Funding from parent	28,220	—	—	28,220	121,346

Principal payments under capital leases	(2,576)	—	—	(2,576)	—

Proceeds from bank financing	71,000	—	—	71,000	—

Payments on long-term debt	(6,180)	—	—	(6,180)	—

Debt issuance costs	(1,471)	—	—	(1,471)	—

Net cash provided by financing activities	88,993	—	—	88,993	121,630

Net decrease in cash and cash equivalents	(76)	—	—	(76)	—

CASH and CASH EQUIVALENTS, beginning of period	2,182	—	—	2,182	—

CASH and CASH EQUIVALENTS, end of period	$2,106	$—	$—	$2,106	$—

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Consolidated
		American
		Mobile
	Eliminations	Parent

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$149,566	$(119,207)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of guarantee warrants, debt discount and issuance costs	—	9,350

Depreciation and amortization	—	42,430

Equity in loss in XM Radio	—	1,301
Changes in assets and liabilities

Inventory	—	(2,287)

Prepaid in-orbit insurance	—	516

Accounts receivable — trade	—	(1,537)

Other current assets	—	4,639

Accounts payable and accrued expenses	—	(5,820)

Deferred trade payables	—	11,685

Deferred items — net	—	8,038

Net cash used in operations	149,566	(50,892)

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property and equipment	—	(8,598)

Investment in XM Radio	—	(1,643)

Net cash used in investing activities	—	(10,241)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of Common Stock	—	284

Funding from parent	(149,566)	—

Principal payments under capital leases	—	(2,576)

Proceeds from bank financing	—	71,000

Payments on long-term debt	—	(6,180)

Debt issuance costs	—	(1,471)

Net cash provided by financing activities	(149,566)	61,057

Net decrease in cash and cash equivalents	—	(76)

CASH and CASH EQUIVALENTS, beginning of period	—	2,182

CASH and CASH EQUIVALENTS, end of period	$—	$2,106

QUARTERLY FINANCIAL DATA (unaudited)

(dollars in thousands, except for per share data)

	1999-quarters				1998-quarters (2)

	1st	2nd	3rd	4th	1st	2nd	3rd	4th

Revenues	$20,230	$22,873	$22,970	$24,998	$10,022	$22,410	$21,802	$32,987

Operating expenses(1)	45,688	47,171	56,910	165,694	28,425	47,274	44,178	55,551

Loss from operations	(25,458)	(24,298)	(33,940)	(140,696)	(18,403)	(24,864)	(22,376)	(22,564)

Interest and other income (expense)	(14,191)	(14,998)	(17,146)	(11,129)	(6,497)	(14,099)	(13,922)	(14,881)

Unrealized loss on note receivable from XM Radio	—	(9,919)	—	—	—	—	—	—

Unrealized (loss) gain on note payable to related party	—	10,036	(2,807)	(34,628)	—	—	—	—

Minority Interest	—	—	—	7,067	—	—	—	—

Equity in loss of XM Radio	(3,494)	(3,198)	—	—	(2,506)	(4,026)	(3,086)	(3,342)

Loss before extraordinary item	(43,143)	(42,377)	(53,893)	(179,386)	(27,406)	(42,989)	(39,384)	(40,787)

Extraordinary loss on extinguishment of debt	—	—	(12,132)	—	—	—	—	—

Net Loss	(43,143)	(42,377)	(66,025)	(179,386)	(27,406)	(42,989)	(39,384)	(40,787)

Basic and Diluted Loss Per Share of common stock before extraordinary item	$(1.34)	$(1.31)	$(1.18)	$(3.70)	$(1.09)	$(1.36)	$(1.24)	$(1.27)

Basic and Diluted Loss Per Share extraordinary item	—	—	$(0.27)	—	—	—	—	—

Basic and Diluted Net loss per common share(3)	$(1.34)	$(1.31)	$(1.45)	$(3.70)	$(1.09)	$(1.36)	$(1.24)	$(1.27)

Weighted-average common shares outstanding during the period	32,225	32,416	45,421	48,500	25,241	31,719	31,773	32,154
Market price per share(4)

High	$8.31	$21.94	$23.50	$23.13	$16.13	$14.31	$10.69	$6.25

Low	$3.94	$7.19	$15.38	$8.31	$6.75	$9.25	$4.50	$3.50

(1)	Operating expenses include charges of approximately $4.2 million in the fourth quarter of 1999 related to the realizability of the Company’s inventory investment. In addition, operating expenses include a $97.4 million charge in the fourth quarter of 1999 relating to the impairment of the Company’s investment in the satellite and related assets. See footnote 2 to the financial statements.

(2)	The 1998 quarters were restated to record the Company’s portion of XM Radio losses that were previously suspended under the equity method. As a result of the XM Acquisition, the Company was required to record the additional losses.

(3)	Loss per share calculations for each of the quarters are based on the weighted average number of shares outstanding for each of the periods, and the sum of the quarters is not equal to the full year loss per share amount.

(4)	The Company’s Common Stock is listed under the symbol SKYC on the Nasdaq National Market System. The quarterly high and low sales price represents the closing price in the Nasdaq National Market System. The quotations represent inter-dealer quotations, without retail markups, markdowns or commissions, and may not necessarily represent actual transactions. As of February 29, 2000, there were 325 stockholders of record of the Company’s Common Stock.

Selected Financial Data

Set forth below is the selected financial data for the Company for the five fiscal years ended December 31, 1999:

	1999	1998	1997	1996	1995

	(dollars in thousands, except for per share data)

Revenues	$91,071	$87,221	$44,214	$27,730	$8,797

Net Loss	(330,931)	(150,566)	(119,207)	(134,638)	(66,917)

Basic and diluted Loss per Common Share	$(8.33)	$(4.94)	$(4.74)	$(5.38)	$(2.69)

Dividends on Common Stock (1)	None	None	None	None	None

Consolidated Balance Sheet Data:

Cash and Cash Equivalents	$51,474	$2,285	$2,106	$2,182	$8,865

System Under Construction	357,278	—	—	—	—

Total Assets	809,948	489,794	311,447	350,173	398,351

Current Liabilities	81,645	44,971	59,433	57,669	104,772

Long-Term Liabilities	470,784	481,846	205,883	133,804	6,052

Minority Interest	274,745	—	—	—	—

Stockholders’ (Deficit) Equity	(17,226)	(37,023)	46,131	158,700	287,527

(1)	The Company has paid no dividends on its Common Stock since inception and does not plan to pay dividends on its Common Stock in the foreseeable future. In addition, the payment of dividends is subject to restrictions described in Note 8 to the financial statements and discussed in Management’s Discussion and Analysis.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To American Mobile Satellite Corporation

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of American Mobile Satellite Corporation and Subsidiaries (a Delaware corporation) included in this Form 10-K and have issued our report thereon dated March 15, 2000. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14 is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP

Washington, D.C.,
March 15, 2000

SCHEDULE I

AMERICAN MOBILE SATELLITE CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(Parent Company Only)
Condensed Balance Sheets

	December 31,

	1999	1998

	(in thousands)

ASSETS

Current portion of prepaid interest	$2,445	$6,019

Other current assets	123	—

Long term portion of prepaid interest	611	7,942

Restricted long-term investments	12,429	10,760

Note payable from subsidiary	14,000	—

Investment in subsidiaries	45,570	38,335

Total assets	$75,178	$63,056

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accounts payable and accrued expenses	$1,266	$79

Term Loan payable	41,000	100,000

Note payable to related party	50,138	—

Total Liabilities	92,404	100,079

Stockholders’ Deficit:

Preferred Stock	—	—

Common Stock	485	322

Additional paid-in capital	844,181	508,084

Common stock purchase warrants	63,290	59,108

Deferred compensation	(6,536)	(1,528)

Unamortized guarantee warrants	(18,384)	(33,678)

Accumulated loss	(900,262)	(569,331)

Total Stockholders’ Deficit	(17,226)	(37,023)

Total Liabilities and Stockholders’ Deficit	$75,178	$63,056

SCHEDULE I

AMERICAN MOBILE SATELLITE CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(Parent Company Only)
Condensed Statements of Operations

	For the Years Ended December 31,

	1999	1998	1997

	(in thousands)

Management fees from wholly-owned subsidiary	$1,200	$1,200	$1,200
Operating Expenses

Sales and marketing	125	121	36

General and administrative	850	1,066	1,129

Total operating expenses	975	1,187	1,165

Income from operations	225	13	35

Interest income	4,536	8,472	31,625

Unrealized loss on note receivable from XM Radio	(9,919)	—	—

Unrealized loss on note payable to related party	(27,399)	—	—

Interest expense	(10,129)	(8,298)	—

(Loss) income before net loss of subsidiaries	(42,686)	187	31,660

Net loss of subsidiaries — Note A	(276,113)	(150,753)	(150,867)

Net Loss before extraordinary item	(318,799)	(150,566)	(119,207)

Extraordinary loss on debt extinguishment	(12,132)	—	—

Net Loss	$(330,931)	$(150,566)	$(119,207)

SCHEDULE I

AMERICAN MOBILE SATELLITE CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(Parent Company Only)
Condensed Statements of Cash Flows

	For the Years Ended December 31,

	1999	1998	1997

	(in thousands)

Cash Provided from Operating Activities	$13,456	$18,014	$30,880
Investing Activities

Purchase of XM Radio note receivable	(21,419)	—	—

Investment in XM Radio	(3,351)	—	(1,643)

Purchase of restricted securities	(1,669)	(28,152)	—

Advances to and investment in subsidiaries	(77,473)	(98,764)	(29,521)

Cash used in investing activities	(103,912)	(126,916)	(31,164)
Financing Activities

Proceeds from the issuance of Warrants	—	8,490	—

Proceeds from reduction of interest rate swap	6,009	—	—

Proceeds from note payable to related party	21,500	—	—

Debt issuance costs	(306)	—	—

Proceeds (repayment of) Term Facility	(59,000)	100,000	—

Proceeds from sale of Common Stock	122,253	412	284

Cash Provided by Financing Activities	90,456	108,902	284

Increase for the period	—	—	—

Beginning of period	—	—	—

End of period	$—	$—	$—

SCHEDULE I

AMERICAN MOBILE SATELLITE CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(Parent Company Only)
Notes to Condensed Financial Statements

Note A — Background and Basis of Presentation

American Mobile Satellite Corporation (the “Company” or, with its subsidiaries, “American Mobile” ) was incorporated on May 1988, and until 1996, was a development stage company, engaged primarily in the design, development, construction, deployment and financing of a mobile satellite communication system. American Mobile has expanded its network through acquisitions over the last several years. In late 1996, American Mobile expanded its mobile data messaging service through the acquisition of Rockwell International Corporation’s dual mode mobile messaging and global positioning and monitoring service. On March 31, 1998, American Mobile acquired ARDIS Company (“ARDIS”), a wholly-owned subsidiary of Motorola, Inc., that owns and operates a terrestrial two-way wireless data communications network. With these acquisitions, American Mobile became a leading provider of nationwide wireless communications services, including data, dispatch, and voice services, primarily to business customers in the United States. American Mobile offers a broad range of end-to-end wireless solutions utilizing a seamless network consisting of the nation’s largest, most fully deployed terrestrial wireless data network and a satellite in geosynchronous orbit. Combined, American Mobile refers to these as the network.

As of March 15, 2000, the Company had an equity interest in XM Satellite Radio Holdings Inc. (“XM Radio”) of approximately 34.4% (25.5% on a fully diluted basis); however, the Company continues to control XM Radio through its Board of Director membership and common stock voting rights. The Company will continue to consolidate XM Radio until the Company no longer controls XM Radio. The Company must request and receive FCC approval to relinquish control of XM Radio. As a result of acquiring the outstanding debt and equity interest in XM Radio from the other investor (“the XM Acquisition”), XM Radio’s financial results for the period July 7, 1999, to December 31, 1999, have been included in the Company’s Consolidated Financial Statements. Prior to July 7, 1999, the Company’s investment in XM Radio was accounted for pursuant to the equity method of accounting. The operations and financing of XM Radio are maintained separate and apart from the operations and financing of American Mobile. XM Radio completed its initial public offering in October 1999. Please refer to XM Radio’s audited financial statements, included in its reports and filings with the SEC, for more detail about its business plan, risks, and financial results.

In the Parent Company-only condensed financial statements, the Company’s investment in subsidiaries is stated at cost less losses of subsidiaries. The net loss of subsidiaries is based on the equity method of accounting. Certain amounts have been reclassified from prior years to reflect the push down of interest expense related to the Revolving Credit Facility (see below) held by its subsidiaries. The Company has entered into various transactions with its subsidiaries which have not been eliminated in the December 31, 1999, 1998, and 1997 audited condensed financial statements and are summarized as follows:

	1999	1998	1997

Investment in and amounts due from subsidiaries	$45,570	$38,335	$46,167

Management fees	1,200	1,200	1,200

Interest income	3,982	7,712	29,520

Interest expense allocated to subsidiaries	4,211	3,804	6,005

Note B — Investment in Subsidiaries and Liquidity and Financing Requirements

As stated in Note A, the Company records its investment in subsidiaries on the equity method. In connection with the ARDIS Acquisition, the Company formed a new wholly-owned subsidiary (“Acquisition Company”) to hold the stock of all current wholly-owned operating subsidiaries. The Acquisition Company has four

AMERICAN MOBILE SATELLITE CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(Parent Company Only)
Notes to Condensed Financial Statements — (Continued)

wholly-owned subsidiaries. Additionally, the Company has an equity investment in XM Radio. The recoverability of such investments is subject to the risks associated with expanding a developing business. Specifically, future operating results will be subject to significant business, economic, regulatory, technical, and competitive uncertainties and contingencies. Depending on their extent and timing, these factors, individually or in the aggregate, could have an adverse effect on the Subsidiaries’ financial condition and future results of operations.

Adequate liquidity and capital are critical to the ability of American Mobile to continue as a going concern and to fund subscriber acquisition programs necessary to achieve positive cash flow and profitable operations. American Mobile expects to continue to make significant capital outlays for the foreseeable future to fund interest expense, capital expenditures and working capital prior to the time that it begins to generate positive cash flow from operations and for the foreseeable future thereafter.

American Mobile is party to the following debt financings: (i) a bank financing consisting of a $100 million Revolving Credit Facility issued by AMSC Acquisition Company, Inc. (“Acquisition Company”), and guaranteed by the Company, maturing March 31, 2003, and a $100 million Term Loan Facility issued by the Company which matures March 31, 2003 with up to three one-year extensions subject to lender approval. On August 3, 1999, the Company raised $116 million, net of underwriting discounts and expenses, through the issuance of 7.0 million shares of its common stock in a public offering. As required by the terms of the bank facility, $59 million of the proceeds from this issuance of common stock was used to pay down, and permanently reduce, a portion of the term loan facility. As a result of the partial pay down of the term loan facility, the Company recorded an extraordinary loss on extinguishment of debt of approximately $12.1 million, which reflects the write-off, on a pro-rata basis, of warrants held by certain shareholder guarantors of the bank financings and deferred financing fees associated with the placement of the bank financings. As of February 29, 2000, the Company had $41 million outstanding under the term loan facility at a rate of 7.1875% and the Acquisition Company had $69 million outstanding under the revolving credit facility at rates ranging from 6.9375% to 7.1875%.

In connection with the bank financings, the Bank Facility Guarantors extended separate guarantees of the obligations of each of the Acquisition Company and the Company to the banks, which on a several basis aggregated to $200 million. In their agreement with each of the Acquisition Company and the Company (the “Guarantee Issuance Agreement”), the Bank Facility Guarantors agreed to make their guarantees available for the bank financings. In exchange for the additional risks undertaken by the Bank Facility Guarantors, the Company agreed to compensate the Bank Facility Guarantors, principally in the form of 1 million additional warrants and re-pricing of 5.5 million warrants previously issued in connection with the original bank facility (together, the “Guarantee Warrants”). The Guarantee Warrants were issued with an exercise price of $12.51 and were valued at approximately $17.7 million. The amounts initially assigned to the Guarantee Warrants and subsequent repricings are recorded as Common Stock Purchase Warrants and Unamortized Guarantee Warrants in the accompanying balance sheets. The amount assigned to Unamortized Guarantee Warrants is amortized to interest expense over the life of the related debt. On March 29, 1999, the Bank Facility Guarantors agreed to eliminate certain covenants contained in the Guarantee Issuance Agreement relating to earnings before interest, depreciation, amortization and taxes (“EBITDA”) and service revenues. In exchange for this elimination of covenants, the Company agreed to re-price their Guarantee Warrants, effective April 1, 1999, from $12.51 to $7.50. The value of the re-pricing was approximately $1.5 million.

As a result of the automatic application of certain adjustment provisions following the issuance of the 7.0 million shares of common stock of the Company in a public offering, described above, the exercise price of the Guarantee Warrants was reduced to $7.3571 per share and the Guarantee Warrants became exercisable

AMERICAN MOBILE SATELLITE CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(Parent Company Only)
Notes to Condensed Financial Statements — (Continued)

for an additional 126,250 shares. The additional Guarantee Warrants and re-pricing were valued at $2.4 million.

On March 31, 1998, Acquisition Company issued $335 million of units consisting of 12 1/4% Senior Notes due 2008 (the “Senior Notes”), and one warrant to purchase 3.75749 shares of Common Stock. As a result of the August 1999 common stock offering and the automatic application of certain adjustment provisions, the exercise price of the warrants associated with the Senior Notes was reduced to $12.28 per share, the number of shares per warrant was increased to 3.83 shares for each $1,000 principle amount of Senior Notes, and the aggregate number of shares issuable upon exercise of such warrants was increased by 24,294. The additional Senior Note warrants and re-pricing were valued at $440,000 and recorded as additional debt discount. The Senior Notes are fully guaranteed by the Company.

Additionally, Motorola has entered into an agreement with the Acquisition Company to provide up to $10 million of vendor financing (the “Vendor Financing Commitment”), to finance up to 75% of the purchase price of additional network base stations. Loans under this facility bear interest at a rate equal to LIBOR plus 7.0% and will be guaranteed by the Company and each subsidiary of the Acquisition Company. The terms of the facility require that amounts borrowed be secured by the equipment purchased therewith. Advances made during a quarter constitute a loan, which is then amortized on a quarterly basis over three years. As of December 31, 1999 and 1998, $4.5 million and $1.6 million, respectively, was outstanding under this facility at interest rates ranging from 12.07% to 13.0838%.

American Mobile’s current operating assumptions and projections reflect management’s best estimate of subscriber and revenue growth and operating expenses. American Mobile anticipates that capital expenditures, operating losses, working capital and debt service requirements through 2000, and beyond, can be met by (i) borrowings available under the bank financing and the vendor financing, (ii) proceeds from the exercise of stock options and warrants, and (iii) additional debt or equity financing transactions. The Company also believes that its investment in XM Radio may provide the Company, in the future, with flexibility for obtaining additional liquidity, should that be necessary. However, there are various restrictions on the Company’s ability to realize liquidity on its investment in XM Radio. American Mobile’s ability to meet its projections is subject to numerous uncertainties and there can be no assurance that American Mobile’s current projections regarding the timing of its ability to achieve positive operating cash flow will be accurate. If American Mobile’s cash requirements are more than projected, American Mobile may require additional financing in amounts which may be material. The type, timing and terms of financing selected by the American Mobile will be dependent upon its cash needs, the availability of other financing sources and the prevailing conditions in the financial markets. The Company cannot guarantee that additional financing sources will be available at any given time or available on favorable terms.

XM Radio is operated, managed, and funded separately from the Company. While the Company does not have any obligation or commitments to provide additional funding to XM Radio, and does not expect to provide such funding, it may choose to provide additional financing in the future. XM Radio is currently exploring several financing arrangements, which may include selling debt or equity securities or obtaining loans from commercial banks or other financial institutions (See Note D — Subsequent Events). The failure of XM Radio to obtain required financing could have a material adverse effect on the value of the Company’s investment in XM Radio.

In January 1999 the Company issued to Baron Asset Fund (“Baron”), a stockholder and guarantor of our bank facility, a $21.5 million note convertible into shares of common stock of XM Radio ( the “Convertible Note Payable to Related Party” or “Baron XM Radio Convertible Note”). The Company subsequently loaned approximately $21.4 million to XM Radio in exchange for XM Radio Common Stock and a note convertible into XM Radio shares (the “XM Radio Note Receivable”). On October 8, 1999, XM Radio

AMERICAN MOBILE SATELLITE CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(Parent Company Only)
Notes to Condensed Financial Statements — (Continued)

completed its initial public offering of 10.2 million shares of Class A common stock, which triggered the conversion of the XM Radio Note Receivable into approximately 1.5 million shares of XM Radio Class B common stock. The Baron XM Radio Convertible Note ranks subordinate to all other debt securities of the Company and is fully collateralized by shares of XM Radio. The Baron XM Radio Convertible Note accrues interest at the rate of 6% annually, with all payment deferred until maturity, December 31, 2004, or extinguished upon conversion. The Company has opted to satisfy the Baron XM Radio Convertible Note by tendering the shares into which it would have been convertible in lieu of any cash payments. In January 2000, Baron exchanged this note into shares of XM Radio. See Note D — Subsequent Events.

The Baron XM Radio Convertible note is indexed to XM Radio stock and thus the $50.1 million recorded in the condensed consolidated balance sheet at December 31, 1999 reflects management’s best estimate of the fair value of the Baron XM Radio Convertible Note. Changes in the fair value of the Baron XM Radio Convertible Note are reflected in the accompanying condensed statement of operations as an unrealized gain or loss on note payable to related party. Due to the significant increase in value of XM Radio stock, the Company recorded an unrealized loss of $27.4 million for the year ended December 31, 1999 on the Baron XM Radio Convertible Note. Prior to the XM Radio acquisition, the Company also recorded the XM Radio Note Receivable at management’s best estimate of its fair value, and as a result, recorded an unrealized loss on the XM Radio Note Receivable of $9.9 million for the year ended December 31, 1999.

In connection with XM Radio’s October 8, 1999 stock offering, discussed above, and in accordance with Staff Accounting Bulletin (“SAB”) 51, the Company recorded a $80.7 million increase to its investment in XM Radio. SAB 51 addresses the accounting for sales of stock by a subsidiary. Because XM Radio is a development stage company, SAB 51 requires the difference in the carrying amount of the Company’s investment in XM Radio and the net book value of XM Radio after the stock issuance be reflected in the financial statements of the Company as a capital transaction in the accompanying financial statements.

Note C — Guarantees

The Company has guaranteed various obligations of Acquisition Company. These guaranteed obligations include amounts borrowed under the Revolving Credit Facility, Vendor Financing Commitment, and obligations of Acquisition Company and its subsidiaries under certain vendor financing agreements, office lease agreements and various capital equipment leases.

All wholly owned subsidiaries of the Company are subject to financing agreements that limit the amount of cash dividends and loans that can be advanced to the Company. At December 31, 1999, all of the subsidiaries’ net assets were restricted under these agreements. These restrictions will have an impact on the Company’s ability to pay dividends.

Note D — Subsequent Events

In the first quarter of 2000, XM Radio completed a supplemental stock offering of 4.4 million shares of Class A Common Stock, at $32 per share, and 2.0 million shares of newly designated Series B convertible redeemable preferred stock, at $50 per share. The Series B convertible redeemable preferred stock provides for 8.25% cumulative dividends that may be paid in Class A common stock or cash. The Series B convertible redeemable preferred stock is convertible into Class A common stock at a conversion price of $40 per share and is redeemable in Class A common stock on February 3, 2003. Net proceeds from this stock offering were approximately $228.5 million.

AMERICAN MOBILE SATELLITE CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(Parent Company Only)
Notes to Condensed Financial Statements — (Continued)

In connection with this stock offering and in accordance with SAB 51, discussed above, the Company will record an increase to its Investment in XM Radio in the first quarter of 2000 to reflect the increase in the net book value of XM Radio. This gain will be reflected in the financial statements as a capital transaction.

On January 13, 2000, Baron notified the Company of its intention to exchange the Baron XM Radio Convertible Note for 1,314,914 shares of XM Radio Satellite Class B stock. The exchange of the convertible note will result in a first quarter 2000 gain of approximately $37 million computed as the difference in the carrying value of the Baron XM Radio Convertible Note and the Company’s cost basis in XM Radio stock exchanged upon conversion of this note.

In March 2000, XM Radio completed a high yield debt offering of 325,000 units, each unit consisting of $1,000 principal amount of 14% Senior Secured Notes due 2010 and one warrant to purchase 8.024815 shares of Class A common stock of XM Radio at an exercise price of $49.50 per share. XM Radio realized net proceeds of $191.0 million, excluding $123.0 million used to acquire securities which will be used to pay interest payments due under the notes for the first three years.

As a result of the conversion of the Baron XM Radio Convertible Note, the supplemental stock offering by XM Radio, and XM Radio’s high yield debt offering, the Company’s voting interest in XM Radio was further reduced to 61.0%, while its equity interest was reduced to 34.4%, or 25.5% on a fully diluted basis. The Company will continue to consolidate XM Radio’s financial results with those of the Company for the same reasons discussed in Note A above.