Form 10-Q
period 2000-03-31
MOTIENT CORP
filed 2000-05-12
CIK 913665

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                         Commission file number 0-23044

                               MOTIENT CORPORATION
             (Exact name of registrant as specified in its charter)

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

                      American Mobile Satellite Corporation
                   (Former name, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares of Common Stock outstanding at April 30, 2000: 49,501,260

                          PART I- FINANCIAL INFORMATION
                          Item 1. Financial Statements


                      Motient Corporation and Subsidiaries

                 Consolidated Condensed Statements of Operations
                      (in thousands, except per share data)
                                   (Unaudited)

                                                            Three months ended March 31,
                                                                2000            1999
                                                                ----            ----
REVENUES
  Services                                                    $ 17,152        $ 16,164
  Sales of equipment                                             5,018           4,066
                                                                 -----           -----
          Total Revenues                                        22,170          20,230
COSTS AND EXPENSES
  Cost of service and operations                                18,018          17,870
  Cost of equipment sold                                         5,256           4,528
  Sales and advertising                                          6,226           4,749
  General and administrative                                    21,912           4,769
  Depreciation and amortization                                  9,094          13,772
                                                                 -----          ------
  Operating Loss                                               (38,336)        (25,458)

  Interest and Other Income                                      5,202           1,739
  Interest Expense                                             (14,981)        (15,930)
  Gain on Conversion of Convertible Note Payable to Related
   Party                                                        32,854              --
  Unrealized Gain on Convertible Note Payable to Related
   Party                                                         3,925              --
  Minority Interest in XM Radio's losses                         7,342              --
  Equity in Loss of XM Radio                                        --          (3,494)
                                                                                 ------
NET LOSS BEFORE PREFERRED DIVIDEND                              (3,994)        (43,143)
                                                                -------        --------

Preferred Dividend Declared by XM Radio                           (506)             --

NET LOSS ATTRIBUTABLE TO COMMON
SHAREHOLDERS                                                   ($4,500)       ($43,143)
                                                               ========       =========

Basic and Diluted Loss Per Share of Common Stock                $(0.09)         $(1.34)

Weighted-Average Common Shares Outstanding During
  the Period                                                    49,094          32,225

See notes to consolidated condensed financial statements.


                      Motient Corporation and Subsidiaries

                      Consolidated Condensed Balance Sheets
                                 (in thousands)


                                                                March 31,    December 31,
                                                                   2000         1999
                                                                ---------    ------------
                                                                 (unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents (includes 448,037 from XM Radio)    $ 448,631      $  51,474
  Short-term investments                                               --         69,472
  Accounts receivable-trade, net                                   17,073         16,594
  Inventory                                                        36,040         28,616
  Prepaid in-orbit insurance                                        2,045          3,381
  Restricted short-term investments                                41,038         41,038
  Restricted short-term investments of XM Radio                    58,817             --
  Other current assets                                             11,910          9,719
                                                                   ------         ------
          Total current assets                                    615,554        220,294
PROPERTY AND EQUIPMENT, net                                       123,915        116,516
XM RADIO SYSTEM UNDER CONSTRUCTION                                432,194        357,278
GOODWILL AND OTHER INTANGIBLES, net                                61,346         62,211
RESTRICTED INVESTMENTS                                             35,115         31,109
RESTRICTED INVESTMENTS OF XM RADIO                                 79,599             --
DEFERRED CHARGES AND OTHER ASSETS, net                             31,872         22,540
                                                               ----------       --------
          Total assets                                         $1,379,595       $809,948
                                                               ==========       ========

See notes to consolidated condensed financial statements.


                      Motient Corporation and Subsidiaries

                      Consolidated Condensed Balance Sheets
                                 (in thousands)

                                                      March 31,      December 31,
                                                         2000            1999
                                                      ---------      ------------
                                                     (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable and accrued expenses               $   86,586    $   67,885
  Obligations under capital leases due within one year     4,700         6,154
  Current portion of vendor financing commitment due to
     related party                                         3,619         1,977
  Current portion of deferred trade payables               2,141         3,983
  Other current liabilities                                1,869         1,646
                                                           -----         -----
          Total current liabilities                       98,915        81,645
LONG-TERM LIABILITIES:
  Obligations under Senior Notes, net of discount        327,800       327,576
  Senior Secured Notes of XM Radio, net of discount      259,528          --
  Obligations under New Bank Financing                   120,000        85,000
  Capital lease obligations                                  846           247
  Net assets acquired in excess of purchase price          1,159         1,333
  Vendor financing commitment due to related party         4,339         2,535
  Convertible note payable due to related party, at fair
     value                                                    --        50,138

  Other long-term liabilities                              5,087         3,955
                                                           -----         -----
          Total long-term liabilities                    718,759       470,784
          Total liabilities                              817,674       552,429
                                                         -------       --------

MINORITY INTEREST                                        513,732       274,745
STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred Stock                                             --            --
  Common Stock                                               552           485
  Additional paid-in capital                             919,127       844,181
  Deferred compensation                                   (6,507)       (6,536)
  Common Stock purchase warrants                          56,243        63,290
  Unamortized guarantee warrants                         (16,970)      (18,384)
  Cumulative loss                                       (904,256)     (900,262)
                                                        ---------     ---------
STOCKHOLDERS' EQUITY (DEFICIT)                            48,189       (17,226)
                                                      -----------     ---------
          Total liabilities, minority interest, and
            stockholders' equity(deficit)             $1,379,595      $809,948
                                                      ==========      ========

See notes to consolidated condensed financial statements.

                      Motient Corporation and Subsidiaries

                 Consolidated Condensed Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                    Three months ended March 31,
                                                        2000            1999
                                                        ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                              $ (3,994)       $(43,143)
Adjustments to reconcile net loss to net cash used in
operating activities:
  Amortization of Guarantee Warrants and debt related
     costs                                               2,942           4,552
  Depreciation and amortization                          9,094          13,772
  Equity in loss of XM Radio                                --           3,494
  Unrealized gain on marketable securities              (3,925)             --
  Non cash stock compensation of XM Radio                  658              --
  Gain on conversion of convertible note payable to
    related party                                      (32,854)             --
  Minority Interest                                     (7,342)             --
  Changes in assets and liabilities, net of acquisitions:
     Inventory                                          (7,424)          1,153
     Prepaid in-orbit insurance                          1,336           1,449
     Accounts receivable-- trade                          (584)         (1,427)
     Other current assets                               (2,166)         (1,369)
     Accounts payable and accrued expenses              (1,853)          9,138
     Accrued interest Senior Note                       10,259            (570)
     Deferred trade payables                            (1,842)         (2,092)
     Deferred items-- net                                1,157            (931)
                                                         -----            ----
  Net cash used in operating activities                (36,538)        (15,974)
  CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of XM Radio Note Receivable                      --         (21,419)
  Purchase of restricted investments                    (4,007)         (1,424)
  Net Purchase/Maturity of XM Radio's short-term
  investments                                           69,472              --
  System under construction                            (62,422)             --
  Purchase of restricted investments by XM Radio      (123,416)             --
  Other investing activities by XM Radio               (18,493)             --
  Additions to property and equipment                   (9,825)         (2,541)
                                                        ------          ------
Net cash used in investing activities                 (148,691)        (25,384)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Common Stock                   5,168             162
Proceeds from issuance of Common and Preferred Stock
    by XM Radio                                        229,093              --
Proceeds from Senior Secured Notes and Stock Purchase
   Warrants issued by XM Radio                         325,000              --
Principal payments under capital leases                 (1,627)         (1,322)
Principal payments under Vendor Financing                 (494)            (90)
Proceeds from New Bank Financing                        35,000          27,000
Proceeds from note payable to related party                 --          21,500
Debt issuance costs                                     (9,754)            (46)
                                                       --------         -------
 Net cash provided by financing activities             582,386          47,204
 Net increase in cash and cash equivalents             397,157           5,846
CASH AND CASH EQUIVALENTS, beginning of period          51,474           2,285
                                                      --------          ------
CASH AND CASH EQUIVALENTS, end of period              $448,631          $8,131
                                                      ========          ======

See notes to consolidated condensed financial statements.

                                        4

                          PART I. FINANCIAL INFORMATION
                    Item 1. Financial Statements (continued)

                      MOTIENT CORPORATION AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements
                                 March 31, 2000
                                   (Unaudited)

1. ORGANIZATION AND BUSINESS

Motient Corporation (formerly American Mobile Satellite Corporation) is a leading provider of two-way mobile communications services principally to business-to-business customers and enterprises. Motient Corporation (with its subsidiaries, "Motient" or the "Company") serves a variety of markets including mobile professionals, telemetry, transportation, field service, and nationwide voice dispatch, to customers in the United States. Motient provides its industry-leading eLinksm two-way wireless email service to customers accessing email through corporate servers, Internet Service Providers (ISP) and Mail Service Provider (MSP) accounts, and paging network suppliers.

As of March 31, 2000, the Company had an equity interest in XM Satellite Radio Holdings Inc. ("XM Radio") of approximately 34.4% (or 25.5% on a fully diluted basis); however, the Company continues to control XM Radio through its Board of Director membership and common stock voting rights. The Company will continue to consolidate XM Radio until the Company no longer controls XM Radio. The Company must request and receive FCC approval to relinquish control of XM Radio. On March 30, 2000, the FCC approved an application filed by XM Radio which would allow the Company to reduce its ownership of the voting stock of XM Radio to a minimum of 40%, provided that the Company retains its right to elect a majority of the directors of XM Radio's Board of Directors. The Company has not elected to reduce its voting shares in XM Radio and still maintains control of XM Radio. As a result of acquiring the outstanding debt and equity interest in XM Radio from another investor in July of 1999 ( the "XM Acquisition"), XM Radio's financial results for the period July 7, 1999 through March 31, 2000 have been included in the Company's consolidated condensed financial statements. Prior to July 7, 1999, the Company's investment in XM Radio was accounted for pursuant to the equity method of accounting. The operations and financing of XM Radio are maintained separate and apart from the operations and financing of Motient. XM Radio completed its initial public offering in October 1999. Please refer to XM Radio's audited financial statements, included in its reports and filings with the Securities and Exchange Commission ("SEC"), for more detail about its business plan, risks, and financial results.

Motient is devoting its efforts to expanding its business. This effort involves substantial risk. Specifically, future operating results will be subject to significant business, economic, regulatory, technical, and competitive uncertainties and contingencies. Depending on their extent and timing, these factors, individually or in the aggregate, could have an adverse effect on the Company's financial condition and future results of operations.


2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated condensed financial statements included herein have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the Company believes that the disclosures made are adequate to not make the information misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's filings and the filings of XM Radio with the SEC. All filings of the Company before April 24, 2000 can be found under the Company's former name American Mobile Satellite Corporation.

The consolidated balance sheet as of March 31, 2000, and the consolidated statements of operations and cash flows for the three months ended March 31, 2000 and 1999, have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2000, and for all periods presented have been made.

Consolidation

The consolidated financial statements include the accounts of Motient, its wholly owned subsidiaries, and its equity interest in XM Radio. All significant inter-company transactions and accounts have been eliminated.

Loss Per Share

Basic and diluted loss per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Options and warrants to purchase shares of common stock were not included in the computation of loss per share as the effect would be antidilutive. As a result, the basic and diluted earnings per share amounts are identical. As of March 31, 2000, there were approximately 7,143,697 options and warrants that were not included in this calculation, because the effect would be antidilutive. Net loss attributable to common shareholders reflects the deduction from net loss of the Company's share of the preferred stock dividend declared by XM Radio on its 8.25% Series B convertible redeemable preferred stock. The dividend was paid in shares of Class A common stock on May 1, 2000.

Comprehensive Income

SFAS No. 130, "Reporting of Comprehensive Income" requires "comprehensive income" and the components of "other comprehensive income" to be reported in the financial statements and/or notes thereto. Since the Company does not have any components of "other comprehensive income," reported net income is the same as "comprehensive income" for the three months ended March 31, 2000 and 1999.

Segment Disclosures

In accordance with SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has two operating segments: wireless communications services and XM Radio's satellite-based digital audio radio service. The Company provides a wide range of two-way mobile and internet communications services principally to business-to-business customers and enterprises. The Company's service covers all of the 50 states, Puerto Rico, the U.S. Virgin Islands, and hundreds of miles of U.S. coastal waters. XM Radio is in the process of constructing its satellite system to provide digital radio programming transmitted from satellites to vehicles, homes, and portable radios. XM Radio is currently in the development stage and thus has no revenue generating operations. The following summarizes the Company's core wireless communications services and equipment revenue by major product lines:


                                 Revenue for the
                                Three Months Ended
                                    March 31,
                                 2000         1999
                                 ----         ----
                                   (in millions)
Data Service                    $12.5        $12.0
Voice Service                     3.5          3.0
Capacity Resellers and Other      1.2          1.1
Equipment                         5.0          4.1

New Accounting Pronouncements

In June 1998, FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires the recognition of all derivatives as either assets or liabilities measured at fair value. This statement was originally effective for the year ended December 31, 2000. In June 1999, FASB issued Statement No. 137, which defers the effective date of

Statement No. 133 until fiscal years beginning after June 15, 2000. The Company does not believe that the adoption of this statement will have a material impact on its financial position, results of operations and cash flows.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. The Company is currently evaluating the impact of SAB 101 on its consolidated results of operations and financial condition. The adoption date for SAB 101 is June 30, 2000 and any change in accounting principle required from adoption of SAB 101 will be reported as a cumulative effect of a change in accounting principle.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation ("FIN 44"). FIN 44 further defines the accounting consequence of various modifications to the terms of a previously fixed stock option or award under APB Opinion No. 25, Accounting for Stock Issued to Employees. FIN 44 becomes effective on July 1, 2000, but certain conclusions in FIN 44 cover specific events that occur after either December 15, 1998 or January 12, 2000. In July 1999, XM Radio repriced certain options. FIN 44 requires that these options be accounted for as variable from July 1, 2000 until the date the award is exercised, forfeited, or expires unexercised. For those options that have vested as of July 1, 2000, compensation cost is recognized only to the extent that the exercise price exceeds the stock price on July 1, 2000. For those options that have not vested as of July 1, 2000, the portion of the award's intrinsic value measured at July 1, 2000 is recognized over the remaining vesting period. Additional compensation cost is measured for the full amount of any increases in stock price after the effective date and is recognized over the remaining vesting period. Any adjustment to compensation cost for further changes in the stock price after the award vests is recognized immediately. The effects of implementing FIN 44 may require XM Radio to recognize additional non-cash compensation commencing in the third quarter of 2000.

Concentrations of Credit Risk

For the three months ended March 31, 2000, four customers accounted for approximately 32% of the Company's service revenue, with one of those customers representing approximately 12%.

Other

The Company paid approximately $4.4 million and $2.1 million in the three-month period ended March 31, 2000 and 1999, respectively, to related parties for capital assets, service-related obligations, and payments under pre-existing financing agreements. There were no payments from related parties in the three-month period ended March 31, 2000 and 1999. Total indebtedness to related parties at March 31, 2000 was approximately $9.0 million.

3.  STOCKHOLDERS' EQUITY

Activity for the quarter in stockholders' equity consists of the following:


                                                                                     Common
                                                                    Additional        Stock
                                                       Common        Paid-in        Purchase
                                                        Stock        Capital        Warrants
                                                        -----        -------        --------
Balance December 31, 1999                                $485       $844,181        $63,290
Warrant Exercises                                           5          7,776         (7,047)
Stock Option Exercises                                     62          4,157             --
Capital gain in connection with XM Radio equity
   transactions                                            --         62,828             --
Issuance of shares under Stock Purchase Plan and
   award of bonus stock                                    --            185             --
                                                           --           ----             --
Ending Balance March 31, 2000                            $552       $919,127        $56,243
                                                         ====       =========       =======

4. LIQUIDITY AND FINANCING

Adequate liquidity and capital are critical for the Company to continue as a going concern and to fund subscriber acquisition programs necessary to achieve positive cash flow and profitable operations. The Company expects to continue to make significant capital outlays to fund interest expense, capital expenditures and working capital prior to the time it begins to generate positive cash flow from operations and for the foreseeable future.

The Company's current operating assumptions and projections reflect management's best estimate of subscriber and revenue growth and operating expenses. The Company anticipates that capital expenditures, operating losses, working capital and debt service requirements through 2000, and beyond, can be met by (i) the borrowings available under the bank financing and the vendor financing, (ii) proceeds from the exercise of stock options and warrants (iii) proceeds realized through the sale of inventory relating to our new products-eLink and MobileMAX2TM, and (iv) additional debt or equity financing transactions. The Company also believes that its investment in XM Radio may provide the Company, in the future, with flexibility for obtaining additional liquidity, should that be necessary. However, there are various restrictions on the Company's ability to realize liquidity on its investment in XM Radio. The Company's ability to meet its projections is subject to numerous uncertainties and there can be no assurance that the Company's current projections regarding the timing of its ability to achieve positive operating cash flow will be accurate. If the Company's cash requirements are more than projected, the Company may require additional financing in amounts which may be material. The type, timing and terms of financing that the Company selects will be dependent upon its cash needs, the availability of other financing sources and the prevailing conditions in the financial markets. The Company cannot guarantee that additional financing sources will be available at any given time or available on favorable terms.

XM Radio is operated, managed, and funded separately from the Company. See consolidating financial statements in Footnote 7 for XM Radio's separate financial statements. While the Company does not have any obligation or commitments to provide additional funding to XM Radio, and does not expect to provide such funding, it may chose to provide additional financing in the future. XM Radio will require significant additional funding in the future. The failure of XM Radio to obtain the necessary financing could have a material adverse effect on the value of the Company's investment in XM Radio.

On August 3, 1999, the Company raised $116 million, net of underwriting discounts and expenses, through the issuance of 7.0 million shares of common stock in a public offering. Of the net proceeds, $59 million was used to pay down a portion of the Term Loan Facility, and is not available for re-borrowing. The remainder of the net proceeds were used to pay down a portion of the Revolving Credit Facility, which are available for re-borrowing as needed for general working capital purposes.

$335 Million Unit Offering

On March 31, 1998, Motient Holdings Inc. (formerly AMSC Acquisition Company, Inc.) issued $335 million of Units (the "Units") consisting of 12 1/4% Senior Notes due 2008 (the "Senior Notes"), and one warrant to purchase 3.75749 shares of Common Stock of the Company for each $1,000 principal amount of Senior Notes (the "Warrants") at an exercise price of $12.51 per share. The Warrants were valued at $8.5 million and are reflected in the balance sheet as a debt discount. In connection with the Senior Notes, Motient Holdings Inc. purchased approximately $112.3 million of restricted investments that are restricted for the payment of the first six interest payments on the Senior Notes. Interest payments are due semi-annually, in arrears, beginning October 1, 1998. As a result of the automatic application of certain adjustment provisions following the issuance of 7.0 million shares in the 1999 public offering, the exercise price of the warrants associated with the Senior Notes was reduced to $12.28 per share, the number of shares per warrant was increased to 3.83 shares for each $1,000 principle amount of Senior Notes, and the aggregate number of shares issuable upon exercise of such warrants was increased by 24,294. The additional Senior Note warrants and re-pricing were valued at $440,000. This was recorded as additional debt discount in the third quarter of 1999.

New Bank Financing

In March 1998, the Company also restructured its existing $200 million Bank Financing (the "New Bank Financing") to provide for two facilities: (i) the Revolving Credit Facility, a $100 million unsecured five-year reducing revolving credit facility maturing March 31, 2003, and (ii) the Term Loan Facility, a $100 million five-year, term loan facility with up to three additional one-year extensions subject to the lenders' approval. The Term Loan Facility was reduced to $41 million using the proceeds from the stock offering in 1999 and is not available for re-borrowing. The New Bank Financing is severally guaranteed by Hughes Electronics Corporation, Singapore Telecommunications Ltd. and Baron Capital Partners, L.P. (collectively, the "Bank Facility Guarantors"). As of March 31, 2000, the Company had outstanding borrowings of $41 million under the Term Loan Facility at 7.1875%, and $79 million under the Revolving Credit Facility at rates ranging from 7.0625% to 7.1875%.

The Guarantees

In connection with the New Bank Financing, the Bank Facility Guarantors extended separate guarantees of the obligations of Motient Holdings Inc. and the Company to the banks, which on a several basis aggregated to $200 million. In their agreement with Motient Holdings Inc. and the Company (the "Guarantee Issuance Agreement"), the Bank Facility Guarantors agreed to make their guarantees available for the New Bank Financing. In exchange for the additional risks undertaken by the Bank Facility Guarantors in connection with the New Bank Financing, the Company agreed to compensate the Bank Facility Guarantors, principally in the form of 1 million additional warrants and re-pricing of 5.5 million warrants previously issued in connection with the original Bank Facility (together, the "Guarantee Warrants"). The Guarantee Warrants were originally issued with an exercise price of $12.51, reduced to $7.50 in exchange for the elimination of certain covenants in the Guarantee Issuance Agreement, and further reduced to $7.3571 in connection with the automatic application of certain adjustment provisions following the stock offering in 1999. The Guarantee Warrants were valued at approximately $21.6 million.

Further, in connection with the Guarantee Issuance Agreement, the Company has agreed to reimburse the Bank Facility Guarantors in the event that the Guarantors are required to make payment under the New Bank Financing guarantees, and, in connection with this reimbursement commitment has provided the Bank Facility Guarantors a junior security interest with respect to the assets of the Company, principally its stockholdings in XM Radio and Motient Holdings Inc.

In connection with the New Bank Financing, the Company entered into an interest rate swap agreement, with an implied annual rate of 6.51%. The swap agreement reduces the impact of interest rate increases on the Term Loan Facility. The Company paid a fee of approximately $17.9 million for the swap agreement. Under the swap agreement, an amount equal to LIBOR plus 50 basis points, is paid on a quarterly basis directly to the respective banks on behalf of the Company, on a notional amount of $100 million until the termination date of March 31, 2001. In connection with the pay down of a portion of the Term Loan Facility in 1999, the Company reduced the notional amount of its swap agreement from $100 million to $41 million. The Company is exposed to a credit loss in the event of non-performance by the counter party under the swap agreement. The Company does not believe there is a significant risk of non-performance as the counter party to the swap agreement is a major financial institution.

Other Financing

Motorola has entered into an agreement with the Company to provide up to $10 million of vendor financing, to finance up to 75% of the purchase price of additional network base stations. As of March 31, 2000, $8.0 million was outstanding under this facility at interest rates ranging from 13.00% to 13.1838%. The Company has also arranged the financing of certain trade payables, and as of March 31, 2000, $2.1 million of deferred trade payables were outstanding at rates ranging from 6.07% to 12.00%.

Baron XM Radio Convertible Note

In January 1999 the Company issued to Baron Asset Fund ("Baron"), a stockholder and guarantor of the Company's Bank Facility, a $21.5 million note convertible into shares of common stock of XM Radio (the "Convertible Note Payable to Related Party" or "Baron XM Radio Convertible Note".) The Baron XM Radio Convertible note was indexed to XM Radio stock. Due to a decrease in value of XM Radio stock, from December 31, 1999 to January 12, 2000, the Company recorded an unrealized gain of $3.9 million in the first quarter of 2000. On January 13, 2000, Baron notified the Company of its intention to exchange the Baron XM Radio Convertible Note for 1,314,914 shares of XM Radio Class B Stock, subsequently converted to Class A Stock on a one-for-one basis. The exchange of the convertible note resulted in a non-recurring gain of $32.9 million at March 31, 2000 computed as the difference in the carrying value of the Baron XM Radio Convertible Note and the Company's cost basis in XM Radio stock exchanged upon conversion of this note.

XM Radio Financing

In the first quarter of 2000, XM Radio completed a supplemental stock offering of 4.4 million shares of Class A Common Stock, at $32 per share, and 2.0 million shares of newly designated Series B convertible redeemable preferred stock, at $50 per share. The Series B convertible redeemable preferred stock provides for 8.25% cumulative dividends that may be paid in Class A common stock or cash. The Series B convertible redeemable preferred stock is convertible into Class A common stock at a conversion price of $40 per share and is redeemable in Class A common stock on February 3, 2003. Net proceeds raised from this stock offering were approximately $228.6 million.

In March 2000, XM Radio completed a high yield debt offering of 325,000 units, each unit consisting of $1,000 principal amount of 14% Senior Secured Notes due 2010 and one warrant to purchase 8.024815 shares of Class A common stock of XM Radio at an exercise price of $49.50 per share. XM Radio realized net proceeds of $191.3 million, excluding $123.0 million used to acquire securities which will be used to pay interest payments due under the notes for the first three years.

In connection with this stock offering and in accordance with Staff Accounting Bulletin 51 (SAB 51), the Company recorded an increase to its investment in XM Radio in the first quarter of 2000 of approximately $ 62.8 million to reflect the increase in the net book value of XM Radio. SAB 51 addresses the accounting for sale of stock by a subsidiary. Since XM Radio is a development stage company, SAB 51 requires that the difference in the carrying amount of the Company's investment in XM Radio and the net book value of XM Radio after the equity transactions, be reflected as a capital transaction. Accordingly the $62.8 million increase to the Company's investment in XM Radio, is reflected as an addition to additional paid-in capital in the accompanying consolidated condensed balance sheet.

As a result of the conversion of the Baron XM Radio Convertible Note, the supplemental stock offering by XM Radio, and XM Radio's high yield debt offering, the Company's voting interest in XM Radio was further reduced to 61.0%, while its equity interest was reduced to 34.4% (or 25.5% on a fully diluted basis).

5. COMMITMENTS AND CONTINGENCIES

At March 31, 2000, the Company had remaining contractual commitments to purchase subscriber equipment inventory, primarily related to eLink and MobileMAX2, in the maximum amount of $36.0 million during 2000 and 2001. The Company has the right to terminate certain of these commitments by incurring a cancellation penalty representing a percentage of the unfulfilled portion of the contract. As of March 31, 2000 the cancellation penalty would have been approximately $6.1 million.

The Company has also contracted for the purchase of $9.5 million of base stations to expand its coverage and complete certain necessary site build-outs, $0.1 million for certain software development, and certain other operating expense contract commitments that total approximately $1.0 million over the next year.

The aggregate fixed and determinable portion of all inventory commitments and obligations for other fixed contracts is $46.6 million, of which $29.4 million is due in 2000 and the remainder of $17.2 million is due in 2001.

XM Radio is also subject to certain commitments and contingencies. XM Radio has a distribution agreement with General Motors that will require significant expenditures in the future. Under its satellite contract with Hughes Space and Communications, Inc., XM Radio will incur payment obligations of approximately $541.3 million of which $242.8 million had been paid as of March 31, 2000. XM Radio has signed a contract with LCC International, Inc., for the engineering of its terrestrial repeater network with total contract payments expected to be approximately $115 million through 2001. As of March 31, 2000, XM Radio has paid $10.4 million under this contract. Effective October 1999, XM Radio signed a contract with Hughes Electronics Corporation for the design, development, and purchase of terrestrial repeater equipment. The total value of this contract is $128 million and XM Radio has paid $6.0 million under this contract as of March 31, 2000. On February 16, 2000, XM Radio and Sirius Satellite Radio, a competitor of XM Radio, signed an agreement to develop a unified standard for satellite radios to facilitate the ability of consumers to purchase one radio capable of receiving both XM Radio's and Sirius Satellite Radio's services. Refer to XM Radio's filings with the SEC for additional information regarding these contractual commitments.

6. LEGAL AND REGULATORY MATTERS

Like other mobile service providers in the telecommunications industry, the Company is subject to substantial domestic, foreign and international regulation including the need for regulatory approvals to operate and expand the satellite network and operate and modify subscriber equipment.

The ownership and operation of the mobile satellite services system and ground-based two-way wireless data system are subject to the rules and regulations of the FCC, which acts under authority granted by the Communications Act and related federal laws. Among other things, the FCC allocates portions of the radio frequency spectrum to certain services and grants licenses to and regulates individual entities using the spectrum. Motient operates pursuant to various licenses granted by the FCC.

The successful operation of the satellite network is dependent on a number of factors, including the amount of L-band spectrum made available to the Company pursuant to an international coordination process. The United States is currently engaged in an international process of coordinating the Company's access to the spectrum that the FCC has assigned to the Company. This international coordination process is not yet complete. In the absence of a coordination agreement, Motient must operate its system on a non- interference basis. The inability of the United States government to secure sufficient spectrum could have an adverse effect on the Company's financial position, results of operations and cash flows.

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

On November 30,1999, the FCC granted two applications to use TMI Communications and Company, Limited Partnership's (TMI) Canadian- licensed system to provide service in the United States to up to 125,000 mobile terminals. TMI's system operates in the MSS L-Band and has a satellite footprint that covers the United States. Motient is currently appealing the FCC's grant of these applications to the United States Court of Appeals for the D.C. Circuit. There is no assurance that this appeal will be successful. TMI's entry into the domestic U.S. marketplace provides additional competition to Motient and may increase TMI's demand for spectrum in the international coordination process. The FCC might grant additional applications to use TMI's system or other foreign-licensed L-Band systems. Such action would provide additional competition and increase demand for spectrum in the international coordination process.

Motient is authorized to build, launch, and operate three geosynchronous satellites in accordance with a specific schedule. Motient is not in compliance with the schedule for commencement and construction of its second and third satellites and has petitioned the FCC for changes to the schedule. Certain of these extension requests have been opposed by third parties. The FCC has not acted on Motient's requests. The FCC has the authority to revoke the authorizations for the second and third satellites and in connection with such revocation could exercise its authority to rescind Motient's license. Motient believes that the exercise of such authority to rescind the license is unlikely. The term of the license for each of Motient's three authorized satellites is ten years, beginning when Motient certifies that the respective satellite is operating in compliance with Motient's license. The ten-year term of MSAT-2 began August 21, 1995. Although Motient anticipates that the authorization for MSAT-2 is likely to be extended in due course to correspond to the useful life of the satellite and a new license granted for any replacement satellites, there is no assurance of such extension or grants.

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


7. FINANCIAL STATEMENTS OF SUBSIDIARIES

In connection with the Company's acquisition of Motient Communications Company (formerly known as ARDIS Company) on March 31, 1998, (the "Motient Communications Acquisition") and related financing discussed above, the Company formed a new wholly-owned subsidiary, Motient Holdings Inc. ("Motient Holdings"). The Company contributed all of its inter-company notes receivables and transferred its rights, title and interests in Motient Services Inc. and certain other subsidiaries that were subsequently dissolved (together with Motient Communications, the "Subsidiary Guarantors") to Motient Holdings, and Motient Holdings was the acquirer of Motient Communications and the issuer of the Senior Notes. Motient Corporation ("Motient Parent") is a guarantor of the Senior Notes. The Senior Notes contain covenants that, among other things, limit the ability of Motient Holdings and its Subsidiaries to incur additional indebtedness, pay dividends or make other distributions, repurchase any capital stock or subordinated indebtedness, make certain investments, create certain liens, enter into certain transactions with affiliates, sell assets, enter into certain mergers and consolidations, and enter into sale and leaseback transactions.

The Senior Notes are jointly and severally guaranteed on full and unconditional basis by the Subsidiary Guarantors and Motient Parent. The following unaudited condensed consolidating information for these entities presents:

    o Condensed consolidating balance sheets as of March 31, 2000 and December 31, 1999 and the condensed consolidating statements of operations and cash flows for the three months ended March 31, 2000 and 1999.

    o  Elimination entries necessary to combine the entities comprising Motient.

                                          Condensed Consolidating Balance Sheet

                                                   As of March 31, 2000
                                                       (unaudited)
                                                     (in thousands)



                                                                          Consolidated                                  Consolidated
                                      Subsidiary   Motient                  Motient     Motient                            Motient
                                      Guarantors   Holdings  Eliminations   Holdings    Parent   XM Radio  Eliminations    Parent
                                      ----------   --------  ------------   --------    ------   --------  ------------    ------

                                                                ASSETS
                                                                ------

CURRENT ASSETS:
Cash and cash equivalents              $   594    $     --  $       --     $    594   $     --  $  448,037    $     --     $ 448,631
Inventory                               36,040          --          --       36,040         --          --          --        36,040
Prepaid in-orbit insurance               2,045          --          --        2,045         --          --          --         2,045
Accounts receivable-- net               17,073          --          --       17,073         --          --          --        17,073
Restricted short-term investments           --      41,038          --       41,038         --      58,817          --        99,855
Other current assets                     8,192          --          --        8,192      2,518       1,200          --        11,910
                                         -----      ------          --        -----      ------     -------      ------       ------
     Total current assets               63,944      41,038          --      104,982      2,518     508,054          --       615,554
PROPERTY AND EQUIPMENT-- NET           128,388          --     (12,422)     115,966         --       7,949          --       123,915
SYSTEM UNDER CONSTRUCTION                   --          --          --           --         --     437,274      (5,080)      432,194
GOODWILL AND
 INTANGIBLES-- NET                      50,398          --          --       50,398         --      25,037     (14,089)       61,346
INVESTMENT IN XM RADIO                      --          --          --           --    234,421          --    (234,421)           --
INVESTMENT IN/DUE FROM
 SUBSIDIARY                                 --     192,135    (192,135)          --   (196,903)         --     196,903            --
DEFERRED CHARGES AND OTHER
 ASSETS-- NET                            3,039      25,926          --       28,965    (11,326)     14,233          --        31,872
RESTRICTED INVESTMENTS                   2,500      19,593          --       22,093     13,022      79,599          --       114,714
                                         -----      ------    ---------      ------    -------      ------     -------       -------
     Total assets                     $248,269    $278,692   $(204,557)    $322,404    $41,732  $1,072,146    $(56,687)   $1,379,595
                                      ========    ========   ==========    ========    =======  ==========    =========   ==========


                                          Condensed Consolidating Balance Sheet
                                                      (Continued)
                                                   As of March 31, 2000
                                                       (unaudited)
                                                     (in thousands)


                                                                          Consolidated                                  Consolidated
                                      Subsidiary   Motient                  Motient     Motient                            Motient
                                      Guarantors   Holdings  Eliminations   Holdings    Parent   XM Radio  Eliminations    Parent
                                      ----------   --------  ------------   --------    ------   --------  ------------    ------


                                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                                  ----------------------------------------------
CURRENT LIABILITIES:
Accounts payable and accrued expenses  $25,434    $ 21,128  $      --      $ 46,562    $   562  $  39,462     $      --   $   86,586
Obligations under capital
 leases due within one year              4,551          --         --         4,551         --        149            --        4,700
Current portion long-term debt           5,760          --         --         5,760         --         --            --        5,760
Other current liabilities                   --          --         --            --         --      1,869            --        1,869
                                       -------    --------   --------      --------     ------   --------      --------     --------
     Total current liabilities          35,745      21,128         --        56,873        562     41,480            --       98,915
DUE TO PARENT/ AFFILIATE               811,306          --   (811,368)          (62)   (34,019)        62        34,019           --
LONG-TERM LIABILITIES:
Note payable to/from Issuer/Parent          --      14,000         --        14,000    (14,000)        --            --           --
Obligations under Bank Financing            --      79,000         --        79,000     41,000         --            --      120,000
Senior Notes, net of discount               --     327,800         --       327,800         --    259,528            --      587,328
Other long-term debt                     4,339          --         --         4,339         --         --            --        4,339
Capital lease obligations                  644          --         --           644         --        202            --          846
Net assets acquired in excess
 of purchase price                       1,159          --         --         1,159         --         --            --        1,159
Other long-term liabilities              1,887          --         --         1,887         --      3,200            --        5,087
                                         -----     -------      -----        ------    -------    -------         -----      -------
     Total long-term liabilities         8,029     420,800         --       428,829     27,000    262,930            --      718,759
     Total liabilities                 855,080     441,928   (811,368)      485,640     (6,457)   304,472        34,019      817,674
                                       -------     -------   ---------      -------    --------   -------       -------      -------
MINORITY INTEREST                           --          --         --            --         --         --       513,732      513,732
STOCKHOLDERS' EQUITY (DEFICIT)        (606,811)   (163,236)   606,811      (163,236)    48,189    767,674      (604,438)      48,189
                                       --------    --------   -------       -------    -------    -------        ------      -------
     Total liabilities,minority
     interest, and stockholders'
     equity (deficit)                 $248,269    $278,692  $(204,557)     $322,404    $41,732 $1,072,146      $(56,687)  $1,379,595
                                      ========    ========   =========     ========    ======= ==========     ==========  ==========


                                           Condensed Consolidating Balance Sheet

                                                   As of December 31, 1999
                                                         (Unaudited)
                                                        (In Thousands)




                                                                          Consolidated                                  Consolidated
                                      Subsidiary   Motient                  Motient     Motient                            Motient
                                      Guarantors   Holdings  Eliminations   Holdings    Parent   XM Radio  Eliminations    Parent
                                      ----------   --------  ------------   --------    ------   --------  ------------    ------

                                                                ASSETS
                                                                ------

CURRENT ASSETS:
Cash and cash equivalents              $    776   $     --           --    $    776   $     --  $  50,698     $    --      $  51,474
Short-term investments                       --         --           --          --         --     69,472          --         69,472
Inventory                                28,616         --           --      28,616         --         --          --         28,616
Prepaid in-orbit insurance                3,381         --           --       3,381         --         --          --          3,381
Accounts receivable--net                 16,594         --           --      16,594         --         --          --         16,594
Restricted short-term investments            --     41,038           --      41,038         --         --          --         41,038
Other current assets                      6,074         --           --       6,074      2,568      1,077          --          9,719
                                          -----     ------      -------       -----      -----      -----       -----         ------
     Total current assets                55,441     41,038           --      96,479      2,568    121,247          --        220,294
PROPERTY AND EQUIPMENT-- NET            126,914         --      (12,949)    113,965         --      2,551          --        116,516
SYSTEM UNDER CONSTRUCTION                    --         --           --          --         --    362,358      (5,080)       357,278
GOODWILL AND
 INTANGIBLES-- NET                       51,158         --           --      51,158         --     25,380     (14,327)        62,211
INVESTMENT IN XM RADIO                       --         --           --          --    190,757         --    (190,757)            --
INVESTMENT IN/DUE FROM
 SUBSIDIARY                                  --    176,450     (176,450)         --   (148,913)        --     148,913             --
DEFERRED CHARGES AND OTHER
 ASSETS-- NET                             2,977     26,507           --      29,484    (10,597)     3,653          --         22,540
RESTRICTED INVESTMENTS                      320     18,360           --      18,680     12,429         --          --         31,109
                                       --------   --------    ----------   --------   ---------  --------    ---------      --------
     Total assets                      $236,810   $262,355    $(189,399)   $309,766    $46,244   $515,189    $(61,251)      $809,948
                                       ========   ========     =========   ========   ========   ========     ========      ========


                                           Condensed Consolidating Balance Sheet
                                                        (Continued)
                                                   As of December 31, 1999
                                                         (Unaudited)
                                                        (In Thousands)



                                                                          Consolidated                                  Consolidated
                                      Subsidiary   Motient                  Motient     Motient                            Motient
                                      Guarantors   Holdings  Eliminations   Holdings    Parent   XM Radio  Eliminations    Parent
                                      ----------   --------  ------------   --------    ------   --------  ------------    ------


                                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                                  ----------------------------------------------
CURRENT LIABILITIES:
Accounts payable and accrued expenses  $31,073    $ 10,866    $     --     $ 41,939    $ 1,266  $  24,680     $      --   $  67,885
Obligations under capital
 leases due within one year              5,982          --          --        5,982         --        172            --       6,154
Current portion long-term debt           5,960          --          --        5,960         --         --            --       5,960
Other current liabilities                   --          --          --           --         --      1,646            --       1,646
                                        ------     -------       ------    --------     ------     ------      --------      ------
     Total current liabilities          43,015      10,866          --       53,881      1,266     26,498            --      81,645
DUE TO PARENT/ AFFILIATE               769,564          --    (769,626)         (62)   (14,934)        62        14,934          --

LONG-TERM LIABILITIES:
Note payable to/from Issuer/Parent          --      14,000          --       14,000    (14,000)        --            --          --
Obligations under Bank Financing            --      44,000          --       44,000     41,000         --            --      85,000
Senior Notes, net of discount               --     327,576          --      327,576         --         --            --     327,576
Other long-term debt                     2,535          --          --        2,535     50,138         --            --      52,673
Capital lease obligations                   35          --          --           35         --        212            --         247
Net assets acquired in excess
 of purchase price                       1,333          --          --        1,333         --         --            --       1,333
Other long-term liabilities                555          --          --          555         --      3,400            --       3,955
                                         -----     -------      --------    -------     ------     ------       -------     -------
     Total long-term liabilities         4,458     385,576          --      390,034     77,138      3,612            --     470,784
     Total liabilities                 817,037     396,442    (769,626)     443,853     63,470     30,172        14,934     552,429
                                       -------     -------    ---------     -------     ------     ------       -------     -------
MINORITY INTEREST                           --          --          --           --         --         --       274,745     274,745
STOCKHOLDERS' EQUITY (DEFICIT)        (580,227)   (134,087)    580,227     (134,087)   (17,226)   485,017      (350,930)    (17,226)
                                       --------    --------    -------     --------    -------    -------       -------     -------
     Total liabilities,minority
     interest, and stockholders'
     equity (deficit)                 $236,810    $262,355   $(189,399)    $309,766    $46,244   $515,189      $(61,251)   $809,948
                                      ========    ========    =========     ========   ========   =======       ========   ========


                                 Condensed Consolidating Statement of Operations
                                        Three Months ended March 31, 2000
                                                   (Unaudited)
                                                  (In thousands)



                                                                          Consolidated                                  Consolidated
                                      Subsidiary   Motient                  Motient     Motient                            Motient
                                      Guarantors   Holdings  Eliminations   Holdings    Parent   XM Radio  Eliminations    Parent
                                      ----------   --------  ------------   --------    ------   --------  ------------    ------

REVENUES
  Services                            $   17,152  $      -- $     --       $  17,152  $ 1,200   $     --      $ (1,200)    $ 17,152
  Sales of equipment                       5,018         --       --           5,018       --         --            --        5,018
                                          ------     ------   ------          ------   ------     ------        ------       ------
    Total Revenues                        22,170         --       --          22,170    1,200         --        (1,200)      22,170
COSTS AND EXPENSES
  Cost of service and operations          18,018         --       --          18,018       --         --            --       18,018
  Cost of equipment sold                   5,256         --       --           5,256       --         --            --        5,256
  Sales and advertising                    6,225         --       --           6,225        1         --            --        6,226
  General and administrative               6,117        335       --           6,452      275     16,385        (1,200)      21,912
  Depreciation and amortization            8,829         --       --           8,829       --        503          (238)       9,094
                                           -----      -----    -----         -------    -----     ------         ------       -----
  Operating Loss                         (22,275)      (335)      --         (22,610)     924    (16,888)          238      (38,336)
Interest and Other Income                     90      5,076   (3,843)          1,323      (20)     4,150          (251)       5,202
Gain on Conversion of Convertible Note
 Payable to Related Party                     --         --       --              --   32,854         --            --       32,854
Unrealized Gain on Convertible Note
 Payable to Related Party                     --         --       --              --    3,925         --            --        3,925
Minority Interest in XM Radio's Losses        --         --       --              --       --         --         7,342        7,342
Equity in Loss of Subsidiaries                --    (26,584)  26,584              --  (40,660)        --        40,660           --
Interest Expense                          (4,399)   (13,419)   3,843         (13,975)  (1,255)        (2)          251      (14,981)
                                           -----     ------   -------          ------ --------  --------       -------       ------
NET LOSS BEFORE PREFERRED
STOCK DIVIDEND                           (26,584)   (35,262)  26,584         (35,262)  (4,232)   (12,740)       48,240       (3,994)
Preferred Stock Dividend Declared             --         --       --              --     (506)    (1,472)        1,472         (506)
NET LOSS ATTRIBUTABLE TO                ---------  --------- -------        --------- --------  ---------      -------      --------
COMMON SHAREHOLDERS                     ($26,854)  ($35,262) $26,854        ($35,262) ($4,738)  ($14,212)      $49,712      ($4,500)
                                        =========   =======  =======        ========= ========  =========      ========     ========



                                 Condensed Consolidating Statement of Operations
                                         Three Months ended March 31, 1999
                                                  (Unaudited)
                                                 (In Thousands)



                                                                             Consolidated                          Consolidated
                                      Subsidiary    Motient                     Motient     Motient                    Motient
                                      Guarantors    Holdings    Eliminations    Holdings    Parent     Eliminations    Parent
                                      ----------    --------    ------------    --------    ------     ------------    ------

REVENUES
  Services                             $   16,164   $     --    $        --    $  16,164    $    300    $   (300)     $  16,164
  Sales of equipment                        4,066         --             --        4,066          --          --          4,066
                                            -----      -----          -----      -------     -------      ------        -------
    Total Revenues                         20,230         --             --       20,230         300        (300)        20,230
COSTS AND EXPENSES
  Cost of service and operations           17,870         --             --       17,870          --          --         17,870
  Cost of equipment sold                    4,528         --             --        4,528          --          --          4,528
  Sales and advertising                     4,749         --             --        4,749          --          --          4,749
  General and administrative                4,543        336             --        4,879         190        (300)         4,769
  Depreciation and amortization            14,298         --           (526)      13,772          --          --         13,772
                                           ------      -----         ------     --------     -------     -------        -------
  Operating Loss                          (25,758)      (336)           526      (25,568)        110          --        (25,458)
INTEREST AND OTHER INCOME                      69      4,998         (3,886)       1,181         558          --          1,739
EQUITY IN LOSS OF SUBSIDIARIES                 --    (29,818)        29,818           --     (40,691)     37,197         (3,494)
INTEREST EXPENSE                           (4,129)   (12,567)         3,886      (12,810)     (3,120)         --        (15,930)
                                           ------    -------         ------     --------      -------    -------        --------
NET LOSS                                 ($29,818)  ($37,723)       $30,344     ($37,197)   ($43,143)     $37,197      ($43,143)
                                         =========  =========       =======     =========   =========    =========     =========



                                  Condensed Consolidating Statement of Cash Flow
                                         Three Months Ended March 31, 2000
                                                   (Unaudited)
                                                  (In thousands)


                                                                          Consolidated                                  Consolidated
                                      Subsidiary   Motient                  Motient     Motient                            Motient
                                      Guarantors   Holdings  Eliminations   Holdings    Parent   XM Radio  Eliminations    Parent
                                      ----------   --------  ------------   --------    ------   --------  ------------    ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                               ($26,584)  ($35,262)  $26,584       ($35,262)   ($4,232) ($12,740)     $48,240       ($3,994)
Adjustments to reconcile net loss
  to net cash (used in) provided by
  operating activities:
  Amortization of Guarantee
   Warrants and debt related costs           --      1,342        --          1,342      1,600        --            --        2,942
  Depreciation and amortization           8,829         --        --          8,829         --       503          (238)       9,094
  Non cash stock compensation of
   XM Radio                                  --         --        --             --         --       658            --          658
  Minority Interest                          --         --        --             --         --        --        (7,342)      (7,342)
  Gain on conversion on convertible
   note payable to related party             --         --        --             --    (32,854)       --            --      (32,854)
  Unrealized gain on marketable
   securities                                --         --        --             --     (3,925)       --            --       (3,925)
  Changes in assets & liabilities
    Inventory                            (7,424)        --        --         (7,424)        --        --            --       (7,424)
    Prepaid in-orbit insurance            1,336         --        --          1,336         --        --            --        1,336
    Trade accounts receivable              (584)        --        --           (584)        --        --            --         (584)
    Other current assets                 (2,103)        --        --         (2,103)        60      (123)           --       (2,166)
    Accounts payable and accrued
     expenses                           (15,901)    10,262        --         (5,639)      (704)    4,490            --       (1,853)
    Accrued interest on Senior Note          --     10,259        --         10,259         --        --            --       10,259
    Deferred trade payables              (1,842)        --        --         (1,842)        --        --            --       (1,842)
    Deferred Items-- net                  1,276         --        --          1,276       (119)       --            --        1,157
                                          -----    -------     ------         -----        ----    -----         -----       ------
  Net cash (used in) provided by
   operating activities                 (42,997)   (13,399)   26,584        (29,812)   (40,174)   (7,212)       40,660      (36,538)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property & equipment      (4,896)        --        --         (4,896)        --    (4,929)           --       (9,825)
  System under construction                  --         --        --             --         --   (62,422)           --      (62,422)
  Net Purchase/Maturity of
   short-term investments                    --         --        --             --         --    69,472            --       69,472
  Other investing activities
   by XM Radio                               --         --        --             --         --   (18,493)           --      (18,493)
  Purchase of long-term, restricted
   investments                           (2,180)    (1,234)                  (3,414)      (593) (123,416)           --     (127,423)
                                         -------    -------    ------        -------      -----  --------       ------     ---------
  Net cash used in investing activities  (7,076)    (1,234)       --         (8,310)      (593) (139,788)           --     (148,691)





                                                                          Consolidated                                  Consolidated
                                      Subsidiary   Motient                  Motient     Motient                            Motient
                                      Guarantors   Holdings  Eliminations   Holdings    Parent   XM Radio  Eliminations    Parent
                                      ----------   --------  ------------   --------    ------   --------  ------------    ------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Common and
   Preferred Stock                           --         --        --             --      5,168   229,093           --       234,261
  Funding from parent/subsidiary         52,012    (20,367)  (26,584)         5,061     35,599        --      (40,660)           --
  Principal payments under capital
   leases                                (1,627)        --        --         (1,627)        --        --           --        (1,627)
  Principal payments under Vendor
   Financing                               (494)        --        --           (494)        --        --           --          (494)
 Proceeds from Senior Secured Notes
   and Stock Purchase Warrants               --         --        --             --         --   325,000           --       325,000
  Proceeds from bank financing               --     35,000        --         35,000         --        --           --        35,000
  Debt issuance costs                        --         --        --             --         --    (9,754)          --        (9,754)
                                        -------    -------   -------          -----      -----   -------        -----         ------
  Net cash provided by (used in)
   financing activities                  49,891     14,633   (26,584)        37,940     40,767   544,339      (40,660)      582,386
Net (decrease)increase in cash
   and cash  equivalents                   (182)        --        --           (182)        --   397,339           --       397,157
CASH & CASH EQUIVALENTS, beginning
   of period                                776         --        --            776         --    50,698           --        51,474
                                            ---     ------    ------          -----     ------    ------       ------       -------
CASH & CASH EQUIVALENTS, end of period     $594    $    --   $    --           $594    $    --  $448,037      $    --      $448,631
                                           ====     ======    ======           ====     ======  ========       ======      ========




                                  Condensed Consolidating Statement of Cash Flow
                                         Three Months Ended March 31, 1999
                                                   (Unaudited)
                                                  (In thousands)


                                                                             Consolidated                          Consolidated
                                      Subsidiary    Motient                     Motient     Motient                    Motient
                                      Guarantors    Holdings    Eliminations    Holdings    Parent     Eliminations    Parent
                                      ----------    --------    ------------    --------    ------     ------------    ------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                               ($29,818)    ($37,723)   $30,344        ($37,197)    ($43,143)    $37,197      ($43,143)
Adjustments to reconcile net loss to
  net cash (used in) provided by
  operating activities:
  Amortization of guarantee warrants,
    debt discount and issuance  costs        --        1,786         --           1,786        2,766          --         4,552
  Depreciation and amortization          13,772           --         --          13,772           --          --        13,772
  Equity in loss in XM Radio                 --           --         --              --        3,494          --         3,494
  Changes in assets & liabilities
    Inventory                             1,153           --         --           1,153           --          --         1,153
    Prepaid in-orbit insurance            1,449           --         --           1,449           --          --         1,449
    Accounts receivable-- trade          (1,427)          --         --          (1,427)          --          --        (1,427)
    Other current assets                 (1,444)          20         --          (1,424)          55          --        (1,369)
    Accounts payable and accrued
     expenses                           (29,338)      38,055         --           8,717          421          --         9,138
    Accrued interest on Senior Notes         --         (570)        --            (570)          --          --          (570)
    Deferred trade payables              (2,092)          --         --          (2,092)          --          --        (2,092)
    Deferred items-- net                   (542)          --         --            (542)        (389)         --          (931)
                                            ----       -----     ------         --------      --------      -----         ----
  Net cash (used in) provided by
    operating activities                (48,287)       1,568     30,344         (16,375)     (36,796)     37,197       (15,974)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property & equipment        (2,541)          --         --          (2,541)          --          --        (2,541)
Purchase of XM Radio note receivable         --           --         --              --      (21,419)         --       (21,419)
Purchase of long-term, restricted
    investments                             (22)      (1,217)        --          (1,239)        (185)         --        (1,424)
                                            ----      -------    ------         --------      -------       -----       -------
  Net cash used in investing
    activities                           (2,563)      (1,217)        --          (3,780)     (21,604)         --       (25,384)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of
    Common Stock                             --           --         --              --          162          --           162
  Funding from parent                    58,108      (27,351)   (30,344)            413       36,784     (37,197)           --
  Principal payments under
    capital  leases                      (1,322)          --         --          (1,322)          --          --        (1,322)
  Payments under Vendor Financing           (90)          --         --             (90)          --          --           (90)
  Proceeds from bank financing                --       27,000         --          27,000           --          --        27,000
  Debt issuance costs                        --           --         --              --          (46)         --           (46)



                                                                             Consolidated                          Consolidated
                                      Subsidiary    Motient                     Motient     Motient                    Motient
                                      Guarantors    Holdings    Eliminations    Holdings    Parent     Eliminations    Parent
                                      ----------    --------    ------------    --------    ------     ------------    ------

  Proceeds from note payable to
   related party                             --           --         --              --        21,500         --        21,500
                                        -------      -------   --------         -------        -------   -------        ------
  Net cash provided by (used in)
   financing activities                  56,696         (351)   (30,344)         26,001        58,400    (37,197)       47,204
Net increase in cash and cash
   equivalents                            5,846           --         --           5,846            --         --         5,846
CASH and CASH EQUIVALENTS, beginning
  of period                               2,285           --         --           2,285            --         --         2,285
                                          -----         ----     ------           -----         -----      -----         ------
CASH and CASH EQUIVALENTS, end of
  period                                 $8,131        $  --     $   --          $8,131       $    --     $   --        $8,131
                                         ======       ======     ======          ======        ======      =====        ======


                          PART I- FINANCIAL INFORMATION
                 Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements regarding our expected financial position and operating results, our business strategy, and our financing plans and requirements are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words or phrases such as, for example, "may," "will," "anticipate," "estimate," "expect," "project," or "intend." These forward-looking statements reflect our plans, expectations and beliefs, and, accordingly, are subject to certain risks and uncertainties. We cannot guarantee that any of such forward-looking statements will be realized. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements ("Cautionary Statements") include, among others, those described under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview," and elsewhere in this quarterly report, including in conjunction with the forward-looking statements included in this quarterly report. All of our subsequent written and oral forward-looking statements (or statements that may be attributed to us) are expressly qualified by the Cautionary Statements. You should carefully review the risk factors described in our other filings with the Securities and Exchange Commission (the "SEC") from time to time, including our registration statement on Form S-3 (File No. 333-81459), our Form 10-K Annual Report filed on March 30, 2000 and Form 10-Q Quarterly Reports to be filed by the Company subsequent to this Form 10-Q, as well as our other reports and filings with the SEC. In addition, you are urged to review carefully the Report on Form 8-K, dated February 25, 2000 (File No. 0-27441) of XM Satellite Radio Holdings Inc. ("XM Radio") describing the risk factors relating to its business, as well as XM Radio's Form 10-K Annual Report for 1999 and its other reports filed from time to time with the SEC.

General

This section provides information which we believe is relevant to an assessment and understanding of the financial condition and consolidated results of operations of Motient Corporation (with its subsidiaries, "Motient" or the "Company"). The discussion should be read in conjunction with the consolidated financial statements and notes thereto. Motient has six wholly-owned subsidiaries which, for purposes of this quarterly report, are referred to as the core wireless business, and a controlling interest in three other subsidiaries, referred to as XM Radio (defined below). On a consolidated basis, we refer to these entities as Motient.

Core Wireless Business

We are a leading provider of two-way mobile communications services principally to business-to-business customers and enterprises. Motient serves a variety of markets including mobile professionals, telemetry, transportation, field service, and nationwide voice dispatch, to customers in the United States.

During 1999, we made substantial investments in two new products -- eLinksm and MobileMAX2TM. Our eLink service is a two-way wireless email device and electronic organizer that uses our terrestrial network. We believe that this product will capitalize on the rapid expansion of internet email usage, particularly in the business-to-business environment. We provide our industry-leading eLinksm two-way wireless email service to customers accessing email through corporate servers, Internet Service Providers (ISP) and Mail Service Provider (MSP) accounts, and paging network suppliers. MobileMAX2 is our second generation multi-mode mobile data messaging service which uses both our satellite and terrestrial networks to provide least-cost-routing capabilities. We believe MobileMAX2 will improve our competitive position in the transportation industry, since the product has a relatively low cost of entry, and contains added functionality that should allow us to increase our penetration of the less-than-truckload market.

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

XM Radio

As of March 31, 2000, we had an equity interest in XM Satellite Radio Holdings Inc. ("XM Radio") of approximately 34.4% (or 25.5% on a fully diluted basis) of the common stock of XM Radio; however, we continue to control XM Radio through Board of Director membership and common stock voting rights. We will continue to consolidate XM Radio until we no longer control XM Radio. We must request and receive FCC approval to relinquish control of XM Radio. Accordingly, the results of XM Radio are consolidated with our financial statements. On March 30, 2000, the FCC approved an application filed by XM Radio which would allow us to reduce our ownership of the voting stock of XM Radio to a minimum of 40%, provided that we retain our right to elect a majority of the directors of XM Radio's Board of Directors. We have not elected to reduce our voting shares in XM Radio and thus still maintain control of XM Radio. The operations and financing of XM Radio are maintained separate and apart from the operations and financing of Motient (see discussion of Liquidity and Capital Resources below). XM Radio completed its initial public offering in October 1999. Please refer to XM Radio's SEC reports and filings for more detail about its business plan, risks, and financial results.

Our significant acquisitions in recent years and the impact of consolidating the results of XM Radio, make period to period comparison of our financial results less meaningful, and therefore, you should not rely on them as an indication of future operating performance.

Overview

We have incurred significant operating losses and negative cash flows in each year since we started operations, due primarily to start-up costs, the costs of developing and building the networks and the cost of developing, selling and providing our products and services. We are, and will continue to be, highly leveraged (see discussion of Liquidity and Capital Resources -- below).

Our future operating results could be adversely affected by a number of uncertainties and factors, including:

        o the launch of new products or the entry into new market segments, which may require us to continue to incur significant operating losses,
        o our ability to fully recover the value of our inventory in a timely manner,
        o our ability to gain market acceptance of new products and services, including our new product offerings, eLink and MobileMAX2,
        o the timely roll-out of certain key customer initiatives and new products, including for example MobileMAX2,
        o our ability to respond and react to changes in our business and the industry because we have substantial indebtedness,
        o our ability to fund anticipated capital expenditures, operating losses and debt service requirements and our ability to secure additional financing as necessary,
        o our ability to modify the organization, strategy and product mix to maximize the market opportunities as the market changes,
        o  our ability to manage growth  effectively,
        o competition from existing companies that provide services using existing communications technologies and the possibility of competition from companies using new technology in the future,
        o our ability to maintain, on commercially reasonable terms or at all, certain technologies licensed from third parties,
        o  the loss of one or more of our key customers,
        o the timely availability of an adequate supply of subscriber equipment at competitive price points,
        o our ability to expand our networks on a timely basis and at a commercially reasonable cost, or at all, as additional future demand increases,
        o regulation by the FCC, and technical anomalies that may occur within the network, which could impact, among other things, customer performance, satisfaction and revenue under contractual arrangements with certain customers, or the operation of the satellite network and the cost, scope or availability of in-orbit insurance.

Additionally, XM Radio is a development stage company with no revenues, and its business is subject to a number of significant risks and uncertainties including the following:

        o the ability to obtain additional financing necessary to complete the build out of its system and maintain operations until such time as it can reach cash flow positive,
        o satellite launch failure, destruction or damage during launch, and premature failure of XM Radio's satellite that will not be fully covered by insurance,
        o the ability of XM Radio to successfully integrate complex technologies into a technologically feasible configuration,
        o the timely availability of XM Radio subscriber equipment at competitive prices,
        o  the ability of  XM  Radio  to  gain market acceptance of its service,
           and
        o the ability of XM Radio to achieve profitability given certain distribution agreement obligations and joint development funding requirements.

The Company has a significant investment in XM Radio which may be effected by the foregoing risks and impact the market price of XM Radio's stock. For an expanded discussion of XM Radio's risk factors, please refer to XM Radio's Report on Form 8-K dated February 25, 2000 filed with the SEC.

Three Months ended March 31, 2000 and 1999

Revenue and Subscriber Statistics

Service revenues, which includes our data, voice, and capacity reseller services, approximated $17.2 million for the three months ended March 31, 2000, which constituted a $1.0 million, or 6% increase over the same period in 1999. The increase in service revenues quarter over quarter was primarily attributable to a 34% increase in subscribers, partially offset by average revenue per user price reductions.


                              Three Months Ended
                                   March 31,
    Summary of Revenue          2000        1999       Change      % Change
    ------------------          ----        ----       ------      --------
                                               (in millions)
Data Service                    $12.5       $12.0       $ 0.5           4%
Voice Service                     3.5         3.0         0.5          17
Capacity Resellers and Other      1.2         1.1         0.1           9
Equipment Revenue                 5.0         4.1         0.9          22
                                  ---         ---         ---          --
          Total                 $22.2       $20.2        $2.0          10%
                                =====       =====        ====          ==

The increase in service revenue from voice services was primarily the result of an increase in our voice subscribers of approximately 5,600 from March 31, 1999 to March 31, 2000. This was offset by a decrease in our average revenue per unit ("ARPU") of 21%, caused by a shift in customer usage to lower-usage emergency response services and a continued drop in average revenue per user for our maritime customers. Our data service revenue increased as a result of approximately 32,400 additional subscribers at March 31, 2000. This was offset by a 20% decrease in ARPU caused by scheduled calendar year contract price reductions as well as a shift in customers to our data product line, which typically has a lower ARPU, and a change in subscriber mix among market segments. Service revenue from capacity resellers, who handle both voice and data services, increased primarily as a result of increased contract commitments from current customers.

The increase in revenue from the sale of equipment reflects the sale of hardware equipment associated with our eLink and MobileMAX2 service offerings, offset by a decrease in sales of single-mode and voice equipment, which we expect to continue as we shift away from the voice business and with the introduction of MobileMAX2.

As is common in our industry, we report subscriber information and average revenue per unit per month statistics. Although these measures are not required under Generally Accepted Accounting Principles ("GAAP"), we believe that this information helps to demonstrate important trends in our business.

                                              Average
                                              Revenue
                   Subscribers               per Unit
               Three Months Ended       Three Months Ended
                    March 31,                March 31,
                2000        1999         2000        1999
                ----        ----         ----        ----

Data          131,949      99,523        $ 35        $  44
Voice          19,084      13,435          67           85
               ------      ------
    Total     151,033     112,598       $  39       $   49
              =======     =======

Additionally, our mix of subscribers can be broken down into the following markets:


                        As of
                      March 31,
                   2000      1999
                   ----      ----
Field Service       30%       44%
Transportation      42%       31%
Telemetry            9%       10%
Maritime             4%        3%
eLink                4%       --
Other               11%       12%

As the mix of subscribers shifts more to our data business, and more of the voice business is handled by resellers, we expect that the overall average revenue per unit will continue to decline over time towards the average revenue per unit for data service.

Expenses


                              Three Months Ended
                                   March 31,
     Summary of Expenses        2000       1999        Change     % Change
     -------------------        ----       ----        ------     --------
                                                (in millions)
Cost of Service & Operations   $  18.0    $  17.9      $   0.1         1%
Cost of Equipment Sales            5.3        4.5          0.8        18
Sales & Advertising                6.2        4.7          1.5        32
General & Administrative          21.9        4.8         17.1       356
Depreciation & Amortization        9.1       13.8         (4.7)      (34)
                                   ---       ----         -----      ----
          Total                  $60.5      $45.7        $14.8        32%
                                 =====      =====        =====        ==

Effective July 7, 1999, we assumed control of XM Radio and we consolidated its results with ours from that point forward. Consequently, the March 31, 2000 results reflect the costs of the consolidated entity. The March 31, 1999 expenses do not include XM Radio as it was accounted for under the equity method of accounting at that point in time.

Cost of service and operations includes costs to support subscribers and to operate the network. As a percentage of total revenues, cost of service and operations was 81% for the three months ended March 31, 2000 and 88% for the same period in 1999. The slight dollar increase in cost of service and operations was primarily attributable to (i) an increase of $0.6 million for communication charges associated with increased service usage and costs to support the terrestrial network, and (ii) an increase of $0.2 million for site rental costs associated with the terrestrial network, offset by a reduction of approximately $1.0 million in Year 2000 costs and approximately $0.2 million in lower in-orbit insurance due a lower fair market value of the satellite. XM Radio did not incur any cost of service and operations expenses during the quarter ended March 31, 2000.

The cost of equipment sold increased $0.8 million, or 18%, from $4.5 million for the three months ended March 31, 1999 to $5.3 million for the three months ended March 31, 2000. The increase quarter over quarter in the cost of equipment sold was proportionate to the increase in equipment revenue, which reflects the roll-out of our MobileMAX2 equipment in the first quarter of 2000 offset by a decrease in sales of single-mode and voice equipment.

The 32% increase in sales and advertising expenses from the three months ended March 31, 1999 to the three months ended March 31, 2000 was primarily attributable to (i) increased employee sales commissions, (ii) increased trade show activity in the first quarter of 2000 compared to the same period in 1999,
(iii) costs  incurred in connection  with our company name change in April 2000,
(iv) an increase in advertising in the first quarter of 2000 to heighten our presence in the marketplace particularly in the transportation market in anticipation of the rollout of MobileMAX2, and (v) eLink customer acquisition costs. We expect these costs to continue to increase as we increase our customer acquisitions and brand recognition efforts. XM Radio did not incur any sales and advertising expenses in the first quarter of 2000.

General and administrative expenses were $21.9 million in the first quarter of 2000, of which $16.4 million were related to XM Radio. Excluding XM Radio expenses, general and administrative expenses represented 25% and 24% of total revenue for the three months ended March 31, 2000 and 1999, respectively. The $0.8 million increase in our core wireless business general and administrative expenses was attributable to (i) an increase in headcount from the prior year causing an increase in employee-related costs, and (ii) a $0.1 million increase in regulatory costs, associated with our appeal of the FCC's decision to grant applications to competitors to provide mobile satellite services in the United States. See "Regulation" below.

Depreciation and amortization expenses were $9.1 million in the first quarter of 2000, of which $0.2 million was incurred by XM Radio. Excluding XM Radio, depreciation and amortization was approximately 41% and 68% of total revenue for the three months ended March 31, 2000 and 1999, respectively. The $4.9 million decrease in depreciation and amortization expense was primarily attributable to the $97.4 million asset impairment charge related to our satellite and satellite related ground segment assets taken in the fourth quarter of 1999. This will result in a reduction in depreciation expense of approximately $4.1 million per quarter.

Interest and other income, including that earned by XM Radio, was $5.2 million for the first quarter of 2000, as compared to $1.7 million for the same period in 1999. Excluding $4.2 million of interest earned by XM Radio on its short-term investments, the decrease of $0.7 million was a result of lower balances on escrows established with the proceeds from the $335 million debt offering.

We incurred $15.0 million of interest expense in the first quarter of 2000, of which a minimal amount was incurred by XM Radio, compared to $16.0 million of interest expense in the first quarter of 1999. The decrease was a result of a $1.6 million decrease in amortization of debt discount, prepaid interest and debt offering costs due to the debt discount costs that were written off in 1999 when we extinguished $59 million of debt on the Term Loan Facility, offset by a $20 million higher debt balance on our Revolving Credit Facility quarter over quarter. We expect that interest costs will continue to increase as we continue to draw down on our bank revolver.

In January 1999, we issued a note payable in the amount of $21.5 million to Baron Asset Fund, a stockholder and a guarantor of our bank facility. The note was secured and exchangeable for a portion of our shares of XM Radio. Since the note was indexed to XM Radio stock, which decreased in value from December 1999 to January 2000, we recorded an unrealized gain before the note was exchanged in the amount of $3.9 million. The note payable was exchanged for XM Radio stock in January 2000, and we recorded a non-recurring gain of $32.9 million for the difference between the carrying value of the debt and XM Radio stock exchanged to settle the obligation.

Net capital expenditures, excluding XM Radio, for the first quarter of 2000 for property and equipment were $4.9 million compared to $2.5 million in the same period of 1999. Expenditures consisted primarily of assets necessary to continue the build out of our terrestrial network. In addition, XM Radio expended $4.9 million in the first quarter of 2000 primarily for office furniture and equipment.

Net capital expenditures for property under construction represent those costs associated with the build out of the XM Radio network. It is anticipated that these expenditures will continue to be significant as XM Radio continues to build out its satellites and ground segments. For the first quarter of 2000, XM Radio expended $62.4 million for property under construction.


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

Summary of Liquidity and Financing Sources for Core Wireless Business

Our current operating assumptions and projections reflect our best estimate of subscriber and revenue growth and operating expenses. We anticipate that capital expenditures, operating losses, working capital and debt service requirements through 2000, and beyond, can be met by (i) the borrowings available under the bank financing and the vendor financing, (ii) proceeds from the exercise of stock options and warrants (iii) proceeds realized through the sale of inventory relating to our new products-eLink and MobileMAX2, and (iv) additional debt or equity financing transactions. We also believe that our investment in XM Radio may provide us, in the future, with flexibility for obtaining additional liquidity, should that be necessary. However, there are various restrictions on our ability to realize liquidity on our investment in XM Radio. Our ability to meet our projections is subject to numerous uncertainties and we cannot guarantee that our current projections regarding the timing of our ability to achieve positive operating cash flow will be accurate. If our cash requirements are more than projected, we may require additional financing in amounts which may be material. The type, timing and terms of financing that we select will be dependent upon our cash needs, the availability of other financing sources and the prevailing conditions in the financial markets. We cannot guarantee that additional financing sources will be available at any given time or available on favorable terms.

Our current financing arrangements are summarized below:

       o A $141 million bank financing facility, consisting of (i) a $100 million unsecured five-year reducing revolving credit facility and
          (ii) a $41 million five-year term loan facility, with up to three additional one-year extensions subject to the lenders' approval, which is secured by the assets of the Company, principally our stockholdings in XM Radio. The bank financing is severally guaranteed by Hughes Electronics Corporation, Singapore Telecommunications Ltd., and Baron Capital Partners, L.P. Both facilities bear interest, generally, at 100 basis points above London Interbank Offered Rate-- LIBOR. Certain proceeds that we may receive are required to be used to repay and reduce the bank financing, unless otherwise waived by the lenders and the guarantors. As of March 31, 2000, the Company had outstanding borrowings of $41 million under the term loan facility at 7.1875%, and $79 million under the revolving credit facility at rates ranging from 7.0625% to 7.1875%. Additionally, in connection with the bank financing, we entered into an interest rate swap agreement which reduces the impact of interest rate increases on the term loan facility. Under the swap agreement, we will receive an amount equal to LIBOR plus 50 basis points, paid directly to the banks on a quarterly basis, on a notional amount of $41 million until the termination date of March 31, 2001. The unamortized fee paid for the swap agreement is reflected as an asset in the accompanying financial statements. We are exposed to a credit loss in the event the counter party does not perform under this agreement; however, we do not believe there is a significant risk of non performance, since the counter party to the swap agreement is a major financial institution.
        o A vendor financing commitment from Motorola, Inc., a stockholder, to provide up to $10 million of vendor financing to finance up to 75% of the purchase price of additional terrestrial network base stations. Loans under this facility bear interest at a rate equal to LIBOR plus 7.0% and are guaranteed by Motient and each of its wholly-owned subsidiaries. The terms of the facility require that amounts borrowed be secured by the equipment purchased therewith. As of March 31, 2000, $1.1 million was available under this facility.
        o $335 million of senior notes issued at the time of the Motient Communications Acquisition. The notes bear interest at 12 1/4% annually and are due in 2008. A portion of the net proceeds of the sale of the notes were used to finance pledged securities that are intended to provide for the payment of the first six interest payments on these notes. Interest payments are due semi-annually, in arrears, and began on October 1, 1998. The notes were issued by a subsidiary of Motient, and are fully guaranteed by Motient.
        o We have also arranged the financing of certain trade payables, and as of March 31, 2000, $2.1 million of deferred trade payables were outstanding at rates ranging from 6.07% to 12.00% and are generally payable by the end of 2000.

Commitments

At March 31, 2000, we had remaining contractual commitments to purchase subscriber equipment inventory, primarily related to eLink and MobileMAX2, in the maximum amount of $36.0 million during 2000 and 2001. We have the right to terminate certain of these commitments by incurring a cancellation penalty representing a percentage of the unfulfilled portion of the contract. As of March 31, 2000 the cancellation penalty would have been approximately $6.1 million.

We have also contracted for the purchase of $9.5 million of base stations to expand our coverage and complete certain necessary site build-outs, $0.1 million for certain software development, and certain other operating expense contract commitments that total approximately $1.0 million over the next year.

The aggregate fixed and determinable portion of all inventory commitments and obligations for other fixed contracts is $46.6 million of which $29.4 million is due in 2000 and the remainder of $17.2 million is due in 2001.

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

In the first quarter of 2000, XM Radio raised an additional $228.6 million in net proceeds through a follow-on offering of 4.4 million shares of its Class A common stock and 2.0 million shares of Series B convertible redeemable preferred stock. In March 2000, XM Radio completed a high yield debt offering of 325,000 units, each unit consisting of $1,000 principal amount of 14% Senior Secured Notes due 2010 and one warrant to purchase 8.024815 shares of Class A common stock of XM Radio at an exercise price of $49.50 per share. XM Radio realized net proceeds of $191.3 million, excluding $123.0 million used to acquire securities which will be used to pay interest payments due under the notes for the first three years.

XM Radio is also subject to certain commitments and contingencies. XM Radio has a distribution agreement with General Motors that will require significant expenditures in the future. Under its satellite contract with Hughes Space and Communications, Inc., XM Radio will incur payment obligations of approximately $541.3 million of which $242.8 million had been paid as of March 31, 2000. XM Radio has signed a contract with LCC International, Inc., for the engineering of its terrestrial repeater network with total contract payments expected to be approximately $115 million through 2001. As of March 31, 2000, XM Radio has paid $10.4 million under this contract. Effective October 1999, XM Radio signed a contract with Hughes Electronics Corporation for the design, development, and purchase of terrestrial repeater equipment. The total value of this contract is $128 million and XM Radio has paid $6.0 million under this contract as of March 31, 2000. On February 16, 2000, XM Radio and Sirius Satellite Radio, a competitor of XM Radio, signed an agreement to develop a unified standard for satellite radios to facilitate the ability of consumers to purchase one radio capable of receiving both XM Radio's and Sirius Satellite Radio's services.

Other

Cash used in operating activities was $36.5 million for the three months ended March 31, 2000, of which $7.2 million was attributable to XM Radio. Excluding XM Radio, cash used in operating activities was $29.3 million, compared to $16.0 million for the three months ended March 31, 1999. The increase in cash used in operating activities was primarily attributable a decrease in net working capital of $10.8 million primarily due to (i) the build up of inventory for our new products, without a corresponding amount of sales, caused by the slower rollout of our new product initiatives and (ii) the timing of payments on accounts payable. Cash used in investing activities was $148.7 million for three months ended March 31, 2000, of which $139.8 million was attributable to XM Radio. Excluding XM Radio, cash used in investing activities was $8.9 million, compared to $25.4 million for the same period in 1999. This decrease was primarily attributable to the purchase of the XM Radio Note Receivable in 1999 offset by higher payments in 2000 for property and equipment and the purchase of $2.5 million additional escrows in 2000 in connection with a vendor requirement relating to the supply of MobileMAX2 equipment. Cash provided by financing activities was $582.4 million in the first quarter of 2000, of which $544.3 million was attributable to XM Radio. Excluding XM Radio, cash provided by financing activities was $38.1 million, compared to $47.2 million in the first quarter of 1999. This decrease is due to the proceeds received from a related party in 1999 of $21.5 million offset by $13.0 million higher proceeds in 2000 from bank financing and stock option and warrant exercises. Excluding XM Radio, proceeds from the issuance of Common Stock in connection with stock option and warrant exercises as well as stock issued under our employee stock purchase plan, were $5.2 million and $0.2 million for three months ended March 31 2000, and 1999, respectively. Excluding XM Radio, payments on long-term debt and capital leases were $2.1 million and $1.4 million for the three months ended March 31, 2000 and 1999, respectively. As of March 31, 2000, excluding XM Radio, we had $594,000 of cash and cash equivalents, working capital of $9.1 million, and $41.0 million of current investments restricted for the payment of interest. None of the cash and working capital held by XM Radio is available for use by the Company.

Regulation

The ownership and operations of our communication systems are subject to significant regulation by the FCC, which acts under authority granted by the Communications Act of 1934, as amended (the "Communications Act"), and related federal laws. A number of our licenses are subject to renewal by the FCC and, with respect to our satellite operations, are subject to international frequency coordination. In addition, current FCC regulations generally limit the ownership and control of Motient by non-U.S. citizens or entities to 25%. We cannot assure that the rules and regulations of the FCC will continue to support our operations as presently conducted and contemplated to be conducted in the future, or that all existing licenses will be renewed and requisite frequencies coordinated.

In November 1999 the FCC granted two applications to use a Canadian competitor's satellite system to provide mobile satellite services in the United States. This decision represents a departure from the FCC's previous statements that there is only enough spectrum in the mobile satellite services L-band to authorize a single mobile satellite services system to provide service in the United States. While Motient has appealed this decision, there can be no assurances that it will be overturned. The loss of exclusive right to provide these services will result in competition from other providers to provide mobile satellite services and cause us to reduce the prices charged and revenue related to these services.


Accounting Standards

In June 1998, FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires the recognition of all derivatives as either assets or liabilities measured at fair value. In June
1999, FASB issued Statement No. 137, which defers the effective date of Statement No. 133 until fiscal years beginning after June 15, 2000. We do not believe that the adoption of this statement will have a material impact on our financial position and results of operations.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. We are currently evaluating the impact of SAB 101 on our consolidated results of operations and financial condition. The adoption date for SAB 101 is June 30, 2000 and any change in accounting principle required from adoption of SAB 101 will be reported as a cumulative effect of a change in accounting principle.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation ("FIN 44"). FIN 44 further defines the accounting consequence of various modifications to the terms of a previously fixed stock option or award under APB Opinion No. 25, Accounting for Stock Issued to Employees. FIN 44 becomes effective on July 1, 2000, but certain conclusions in FIN 44 cover specific events that occur after either December 15, 1998 or January 12, 2000. In July 1999, XM Radio repriced certain options. FIN 44 requires that these options be accounted for as variable from July 1, 2000 until the date the award is exercised, forfeited, or expires unexercised. For those options that have vested as of July 1, 2000, compensation cost is recognized only to the extent that the exercise price exceeds the stock price on July 1, 2000. For those options that have not vested as of July 1, 2000, the portion of the award's intrinsic value measured at July 1, 2000 is recognized over the remaining vesting period. Additional compensation cost is measured for the full amount of any increases in stock price after the effective date and is recognized over the remaining vesting period. Any adjustment to compensation cost for further changes in the stock price after the award vests is recognized immediately. The effects of implementing FIN 44 may require XM Radio to recognize additional non-cash compensation commencing in the third quarter of 2000.

      Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the impact of interest rate changes related to our credit facilities. We manage interest rate risk through the use of a combination of fixed and variable rate debt. Currently, except for the interest rate cap described below, we do not use derivative financial instruments to manage our interest rate risk. We have minimal cash flow exposure due to general interest rate changes for our fixed rate, long-term debt obligations. We invest our cash in short-term commercial paper, investment-grade corporate and government obligations and money market funds.

Under our Term Loan and Revolving Credit Facility, interest is paid generally at 100 basis points above LIBOR. The exposure to interest rate fluctuations is limited due to the interest rate paid on a monthly basis being variable and based on current market conditions. We have also entered into an interest rate swap agreement which reduces the impact of interest rate increases on the Term Loan Facility. Under this agreement, we receive an amount equal to LIBOR plus 50 basis points paid directly to the banks on a quarterly basis until the swap agreement terminates on March 31, 2001. Our Senior Notes bear interest at a fixed rate of 12 1/4%. We run the risk that market rates will decline and the required payments will exceed those based on current market rates.

                           PART II - OTHER INFORMATION


    Item 6. Exhibits and Reports on Form 8-K

    (a)  Exhibits

    3.1 - Restated Certificate of Incorporation of Motient Corporation (as restated effective April 24, 2000) (filed herewith).

    3.2  - Amended  and  Restated  Bylaws of  Motient  Corporation  (as
           amended  and  restated   effective   April  24,  2000)  (filed
           herewith).

    27.0 - Financial Data Schedule (filed herewith).


    (b)  Current Reports on Form 8-K

          On April 24, 2000, the Company filed a Current Report on Form 8-K, in response to Item 5-Other Events, reporting that the Company had changed its name to Motient Corporation.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             MOTIENT CORPORATION
                             (Registrant)



Date:   May 12, 2000         /s/W. Bartlett Snell
                             ---------------------------------------------------
                             W. Bartlett Snell
                             Senior Vice President and Chief Financial Officer
                             (principal financial and accounting officer and
                             Duly Authorized Officer to sign on behalf of the
                             Registrant)

                                  EXHIBIT INDEX

Number       Description

3.1      -   Restated Certificate of Incorporation of Motient Corporation
             (as restated effective April 24, 2000) (filed herewith).

3.2      -   Amended  and  Restated  Bylaws of  Motient  Corporation  (as
             amended  and  restated   effective   April  24,  2000)  (filed
             herewith).

27.0     -   Financial Data Schedule (filed herewith).