Form 10-Q
period 2000-06-30
MOTIENT CORP
filed 2000-08-14
CIK 913665

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 ---------------


                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                  June 30, 2000
                          Commission File No. 0-23044

                                 ---------------


                               MOTIENT CORPORATION
             (Exact name of registrant as specified in its charter)



                Delaware                              93-0976127
    (State or other jurisdiction of    (I.R.S. Employee Identification Number)
     incorporation or organization)


                            10802 Parkridge Boulevard
                           Reston, Virginia 20191-5416

                                 (703) 758-6000

                   (Address, including zip code, and telephone
                         number, including area code, of
                        registrant's principal executive
                                    offices)

                                 ---------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Number of shares of Common Stock outstanding at July 31, 2000:  49,539,797

                                        PART I- FINANCIAL INFORMATION

                                         Item 1. Financial Statements

                                      Motient Corporation and Subsidiaries

                                 Consolidated Condensed Statements of Operations

                                      (in thousands, except per share data)
                                                    (Unaudited)

                                                                  Three months ended June 30,           Six months ended June 30,
                                                                  ---------------------------           -------------------------
                                                                   2000              1999                2000                1999
                                                                   ----              ----                ----                ----

REVENUES

   Services                                                    $ 18,221            $ 16,622              $35,373           $ 32,786
   Sales of equipment                                             7,468               6,251               12,486             10,317
                                                                  -----               -----               ------             ------
         Total Revenues                                          25,689              22,873               47,859             43,103
COSTS AND EXPENSES
   Cost of services and operations                               18,774              16,516               36,792             34,386
   Cost of equipment sold                                         7,949               6,594               13,205             11,122
   Sales and advertising                                          7,620               5,721               13,846             10,470
   General and administrative                                    18,664               4,708               40,577              9,477
   Depreciation and amortization                                  9,195              13,632               18,288             27,404
                                                                  -----              ------               ------             ------
   Operating Loss                                               (36,513)            (24,298)             (74,849)           (49,756)

   Interest and Other Income                                      9,951               1,893               15,153              3,632
   Interest Expense                                             (16,029)            (16,891)             (31,010)           (32,821)
   Unrealized Loss on Note Receivable From XM Radio                  --              (9,919)                  --             (9,919)
   Gain on Conversion of Convertible Note Payable to
    Related Party                                                    --                  --               32,854                 --
   Unrealized Gain on Convertible Note Payable to Related
    Party                                                            --              10,036                3,925             10,036
   Minority Interest in Loss of XM Radio                          3,341                  --               10,683                 --
   Equity in Loss of XM Radio                                        --              (3,198)                  --             (6,692)
                                                               --------            ---------             -------           ---------
   Net Loss before Extraordinary Item and Preferred
     Dividend                                                   (39,250)            (42,377)             (43,244)           (85,520)

   Extraordinary Loss on Extinguishment of Debt                    (417)                 --                 (417)                --
                                                               --------            ---------             -------           ---------

   Net Loss before Preferred Dividend                           (39,667)            (42,377)             (43,661)           (85,520)

   Preferred Stock Dividend Requirement of XM Radio                (745)                 --               (1,251)                --

   Net Loss Attributable to Common Shareholders                ($40,412)           ($42,377)            ($44,912)          ($85,520)
                                                               =========           =========            ========           =========

   Basic and Diluted Loss Per Share of Common Stock              ($0.82)            ($1.31)              ($0.91)            ($2.65)

   Weighted-Average Common Shares Outstanding During
    the Period                                                   49,502              32,416               49,298             32,321

                       See notes to consolidated condensed financial statements.

                                           Motient Corporation and Subsidiaries

                                           Consolidated Condensed Balance Sheets

                                                        (in thousands)

                                                                                 June 30, 2000                 December 31, 1999
                                                                                 -------------                 -----------------
                                                                                  (Unaudited)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents (includes $267,372 from XM Radio
     at June 30, 2000 and $50,698 at December 31, 1999)                              $271,980                       $51,474
     Short-term investments of XM Radio                                                    --                         69,472
     Accounts receivable-trade, net                                                    20,261                         16,594
     Inventory                                                                         31,992                         28,616
     Prepaid in-orbit insurance                                                           937                          3,381
     Restricted short-term investments                                                 41,038                         41,038
     Restricted short-term investments of XM Radio                                     93,415                             --
     Other current assets                                                              30,847                          9,719
                                                                                       ------                          -----
         Total current assets                                                         490,470                        220,294
PROPERTY AND EQUIPMENT, NET                                                           138,596                        116,516
XM RADIO SYSTEM UNDER CONSTRUCTION                                                    574,901                        357,278
GOODWILL AND OTHER INTANGIBLES, NET                                                    60,751                         62,211
RESTRICTED INVESTMENTS                                                                 14,777                         31,109
RESTRICTED INVESTMENTS OF XM RADIO                                                     81,208                             --
DEFERRED CHARGES AND OTHER ASSETS, NET                                                 31,157                         22,540
                                                                                       ------                         ------
         Total Assets                                                              $1,391,860                       $809,948
                                                                                   ==========                       ========




                       See notes to consolidated condensed financial statements.

                                           Motient Corporation and Subsidiaries

                                           Consolidated Condensed Balance Sheets

                                                      (in thousands)


                                                                                     June 30, 2000              December 31, 1999
                                                                                     -------------              -----------------
                                                                                      (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:

    Accounts payable and accrued expenses                                                   $92,855                    $67,885
    Obligations under capital leases due within one year                                      3,408                      6,154
    Current portion of vendor financing commitment due to related party                       3,228                      1,977
    Current portion of deferred trade payables                                                  653                      3,983
    Other current liabilities                                                                10,356                      1,646
                                                                                             ------                      -----
         Total current liabilities                                                          110,500                     81,645
LONG-TERM LIABILITIES:
    Obligations under Senior notes, net of discount                                         328,025                    327,576
    Senior Secured Notes of XM Radio, net of discount                                       261,171                         --
    Obligations under Bank Financing                                                        121,000                     85,000
    Capital lease obligations                                                                   798                        247
    Net assets acquired in excess of purchase price                                             985                      1,333
    Vendor financing commitment due to related party                                          3,991                      2,535
    Convertible note payable due to related party, at fair value                                 --                     50,138
    Other long-term liabilities                                                              25,913                      3,995
                                                                                             ------                      -----
         Total long-term liabilities                                                        741,883                    470,784
         Total liabilities                                                                  852,383                    552,429
                                                                                            -------                    -------

MINORITY INTEREST IN XM RADIO                                                               509,985                    274,745
STOCKHOLDERS' EQUITY (DEFICIT):
    Preferred Stock                                                                              --                         --
    Common Stock                                                                                495                        485
    Additional paid-in capital                                                              917,593                    844,181
    Deferred compensation                                                                    (4,253)                    (6,536)
    Common Stock purchase warrants and conversion rights                                     76,159                     63,290
    Unamortized guarantee warrants                                                          (16,579)                   (18,384)
    Cumulative loss                                                                        (943,923)                  (900,262)
                                                                                           ---------                  --------
         STOCKHOLDERS' EQUITY (DEFICIT)                                                      29,492                    (17,226)
                                                                                             ------                    --------
         Total Liabilities, Minority Interest, and Stockholders' Equity                  $1,391,860                   $809,948
                                                                                         ==========                   ========
          (Deficit)

                       See notes to consolidated condensed financial statements.

                                       Motient Corporation and Subsidiaries

                                 Consolidated Condensed Statements of Cash Flows

                                                  (in thousands)
                                                   (Unaudited)

                                                                                             Six months ended June 30,

                                                                                        2000                          1999
                                                                                        ----                          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                               $(43,661)                      $(85,520)
Adjustments to reconcile net loss to net cash used in operating activities:
     Amortization of Guarantee Warrants and debt related costs                            5,741                          9,196
     Depreciation and amortization                                                       18,288                         27,404
     Equity in loss of XM Radio                                                              --                          6,692
     Unrealized loss on note receivable from XM Radio                                                                    9,919
     Unrealized gain on convertible note payable to related party                        (3,925)                       (10,036)
     Extraordinary loss on extinguishment of debt                                           417                             --
     Non cash stock compensation of XM Radio                                              2,258                             --
     Gain on conversion of convertible note payable to related party                    (32,854)                            --
     Minority Interest                                                                  (10,683)                            --
     Changes in assets and liabilities, net of acquisitions:
         Inventory                                                                       (3,376)                           168
         Prepaid in-orbit insurance                                                       2,444                          2,898
         Accounts receivable-trade                                                       (4,169)                        (4,685)
         Other current assets                                                           (21,774)                        (2,477)
         Accounts payable and accrued expenses                                            1,925                           (851)
         Accrued interest Senior Note                                                        15                           (456)
         Deferred trade payables                                                         (3,330)                        (3,644)
         Deferred items, net                                                             16,989                           (466)
                                                                                         ------                           -----
         Net cash used in operating activities                                          (75,695)                       (51,858)

CASH FLOWS FROM INVESTING ACTIVITIES:

Payment of Senior Note interest from escrow                                              20,503                         20,503
Purchase of XM Radio Note Receivable                                                         --                        (21,419)
Purchase of long-term restricted investments                                             (4,172)                        (3,781)
Net Purchase/Maturity of XM Radio's short-term investments                               69,471                             --
System under construction                                                              (191,319)                            --
Purchase of restricted investments by XM Radio                                         (125,863)                            --
Other investing activities by XM Radio                                                  (54,250)                            --
Asset Sale Agreement to Motient Satellite Ventures                                       10,836                             --
Additions to property and equipment                                                     (28,458)                        (5,631)
                                                                                        --------                        -------
Net cash used in investing activities                                                  (303,252)                       (10,328)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of Common Stock                                                    5,308                          2,913
Proceeds from issuance of conversion option to the investors of Satellite                18,564                             --
Ventures
Proceeds from issuance of Common and Preferred Stock by XM Radio                        229,225                             --
Proceeds from Senior Secured Notes and Stock Purchases Warrants issued by               322,898                             --
XM Radio
Principal payments under capital leases                                                  (2,933)                        (2,781)
Principal payments under Vendor Financing                                                (1,233)                          (197)
Proceeds from Bank Financing                                                             56,000                         40,000
Repayments of Bank Financing                                                            (20,000)                            --
Proceeds from note payable to related party                                                  --                         21,500
Debt issuance costs                                                                      (8,376)                          (220)
                                                                                         -------                          -----
Net cash provided by financing activities                                               599,453                         61,215
Net increase in cash and cash equivalents                                               220,506                           (971)
CASH AND CASH EQUIVALENTS, beginning of period                                           51,474                          2,285
                                                                                         ------                          -----
CASH AND CASH EQUIVALENTS, end of period                                               $271,980                         $1,314
                                                                                       ========                         ======

                       See notes to consolidated condensed financial statements.

                          PART I. FINANCIAL INFORMATION

                      MOTIENT CORPORATION AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements

                                  June 30, 2000

                                   (Unaudited)

1. ORGANIZATION AND BUSINESS

Motient Corporation (formerly American Mobile Satellite Corporation) is a leading provider of two-way mobile communications services principally to business-to-business customers and enterprises. Motient Corporation (with its subsidiaries, "Motient" or the "Company") serves a variety of markets including mobile professionals, telemetry, transportation, field service, and nationwide voice dispatch, to customers in the United States. Motient provides its industry-leading eLink(sm) two-way wireless email service to customers accessing email through corporate servers, Internet Service Providers (ISP) and Mail Service Provider (MSP) accounts, and paging network suppliers.

As of June 30, 2000, the Company had an equity interest in XM Satellite Radio Holdings Inc. ("XM Radio") of approximately 34.3% (or 25.0% on a fully diluted basis); however, the Company continues to control XM Radio through its Board of Director membership and common stock voting rights. The operations and financing of XM Radio are maintained separate and apart from the operations and financing of Motient. XM Radio completed its initial public offering in October 1999. Please refer to XM Radio's audited financial statements, included in its reports and filings with the Securities and Exchange Commission ("SEC"), for more detail about its business plan, risks, and financial results.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated condensed financial statements included herein have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the Company believes that the disclosures made are adequate to not make the information misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's filings and the filings of XM Radio with the SEC. All filings of the Company before April 24, 2000 can be found under the Company's former name, American Mobile Satellite Corporation.

The consolidated balance sheet as of June 30, 2000, the consolidated statements of operations for the three and six months ended June 30, 2000 and 1999, and cash flows for the six months ended June 30, 2000 and 1999, have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2000, and for all periods presented have been made.

Consolidation

The consolidated financial statements include the accounts of Motient, its wholly owned subsidiaries, and its equity interest in XM Radio. All significant inter-company transactions and accounts have been eliminated.

In July 1999 the Company acquired all of the outstanding debt and equity interest in XM Radio from its other investor (the "XM Acquisition"). As a result, all of XM Radio's results for the period from July 7, 1999 have been included in the Company's consolidated condensed financial statements. The Company will continue to consolidate XM Radio until the Company no longer controls XM Radio. The Company must request and receive FCC approval to relinquish control of XM Radio. Prior to July 7, 1999, the Company's investment in XM Radio was accounted for pursuant to the equity method of accounting.

On March 30, 2000, the FCC approved an application filed by XM Radio which would allow the Company to reduce its ownership of the voting stock of XM Radio to a minimum of 40%, provided that the Company retains its right to elect a majority of the directors of XM Radio's Board of Directors. The Company has not elected to reduce its voting shares in XM Radio and still maintains control of XM Radio. On July 14, 2000, XM Radio filed an application with the FCC to allow XM Radio to transfer its control from the Company to a diffuse group of owners, none of whom will have a controlling interest. This application is pending with the FCC. Under the terms outlined in this application, the Company will still retain its Board of Director membership but will no longer have the right to elect a majority of XM Radio's Board of Directors. At such time that the Company ceases to control XM Radio, the Company will account for its investment in XM Radio pursuant to the equity method.

Additionally, Motient Satellite Ventures LLC ("Satellite Ventures") was formed June 29, 2000 (see Note 4 - Motient Satellite Ventures LLC). Although the Company has an 80% interest in Satellite Ventures, the minority investors have certain participative rights which provide for their participation in certain business decisions that may be made in the normal course of business; therefore, in accordance with Emerging Issues Task Force Issue No 96-16, the Company's investment in Satellite Ventures is recorded pursuant to the equity method.

Loss Per Share

Basic and diluted loss per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Options and warrants to purchase shares of common stock were not included in the computation of loss per share as the effect would be antidilutive. As a result, the basic and diluted earnings per share amounts are identical. As of June 30, 2000, there were approximately 4,984,857 options and warrants that were not included in this calculation, because the effect would be antidilutive. Net loss attributable to common shareholders for the quarter ended June 30, 2000 reflects the deduction from net loss of the Company's share of XM Radio's 8.25% Series B convertible redeemable preferred stock dividend accrued for the second quarter. The dividend will be paid on August 1, 2000. See Note 9-Subsequent events. For the first half of the year, the net loss attributable to common shareholders reflects the Company's share of the first and second quarter preferred stock dividends of XM Radio. On May 1, 2000, XM Radio paid its first quarter dividend on the preferred stock in 62,318 shares of Class A common stock to preferred stockholders of record on April 12, 2000.

Comprehensive Income

SFAS No. 130, "Reporting of Comprehensive Income" requires "comprehensive income" and the components of "other comprehensive income" to be reported in the financial statements and/or notes thereto. Since the Company does not have any components of "other comprehensive income," reported net income is the same as "comprehensive income" for the three and six months ended June 30, 2000 and June 30, 1999.

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

                            Revenue for the Three            Revenue for the Six
                                Months Ended                     Months Ended
                                   June 30,                         June 30,
                                   --------                         --------
                             2000           1999            2000            1999
                             ----           ----            ----            ----

Data Services              $ 13.5          $ 12.3          $ 26.0         $ 24.4
Voice Service                 3.4             3.2             6.9            6.2
Capacity Resellers
 and Other                    1.3             1.1             2.5            2.2
Equipment                     7.5             6.3            12.5           10.3


New Accounting Pronouncements

In June 1998, FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires the recognition of all derivatives as either assets or liabilities measured at fair value. This statement was originally effective for the year ended December 31, 2000. In June 1999, FASB issued Statement No. 137, which defers the effective date of Statement No. 133 until fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amends FASB Statement No.
133. This Statement limits the scope to certain derivatives and hedging activities. The effective date of Statement No. 138 is for fiscal years beginning after June 15, 2000. The Company does not believe that the adoption of Statement No. 138 will have a material impact on its financial position, results of operations and cash flows.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. The Company is currently evaluating the impact of SAB 101 on its consolidated results of operations and financial condition. On June 26, 2000, the SEC delayed implementation of SAB 101 until the fourth quarter of fiscal years beginning after December 15, 1999. Any change in accounting principle required from adoption of SAB 101 will be reported as a cumulative effect of a change in accounting principle as of January 1, 2000.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation ("FIN 44"). FIN 44 further defines the accounting consequence of various modifications to the terms of a previously fixed stock option or award under APB Opinion No. 25, Accounting for Stock Issued to Employees. FIN 44 becomes effective on July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. In July 1999, XM Radio repriced certain options. FIN 44 requires that these options be accounted for as variable awards from July 1, 2000 until the date the award is exercised, forfeited, or expires unexercised. For those options that have vested as of July 1, 2000, compensation cost is recognized only to the extent that the exercise price exceeds the stock price on July 1, 2000. For those options that have not vested as of July 1, 2000, the portion of the award's intrinsic value measured at July 1, 2000 is recognized over the remaining vesting period. Additional compensation cost is measured for the full amount of any increases in stock price after the effective date and is recognized over the remaining vesting period. Any adjustment to compensation cost for further changes in the stock price after the award vests is recognized immediately. The effects of implementing FIN 44 may require XM Radio to recognize additional non-cash compensation commencing in the third quarter of 2000.

Concentrations of Credit Risk

For  the  six  months  ended  June  30,  2000,   five customers   accounted  for
approximately 27% of the Company's total revenue.

Other

The Company paid approximately $6.7 million and $3.7 million in the six-month period ended June 30, 2000 and June 30, 1999, respectively, to related parties for capital assets, service-related obligations, and payments under pre-existing financing agreements. There were no payments from related parties in the six-month period ended June 30, 2000 and June 30, 1999. Total indebtedness to related parties at June 30, 2000 was approximately $8.3 million. As described in
Note 6-Commitments and Contingencies, XM Radio has contracted with Hughes Space and Communications, Inc., a related party to the Company, for the construction and launch of XM Radio's satellite. Obligations under this contract are approximately $541.3 million.

3.  STOCKHOLDERS' EQUITY (DEFICIT)

Significant activity in stockholders' equity from December 31, 1999 to June 30, 2000 consists of the following:

                                                     Additional
                                         Common       Paid-in         Deferred          Common Stock          Unamortized
                                          Stock       Capital       Compensation      Purchase Warrants   Guarantee Warrants
                                         ------      ----------     ------------      -----------------   ------------------
Balance December 31, 1999                $ 485       $844,181        ($6,536)            $63,290              ($18,384)
Warrant Exercises                            5          7,776             --              (7,047)                   --
Reduction  in  deferred  compensation
  on restricted stock                       --         (2,283)         2,283                  --                    --
Issuance    of   Motient    Satellite
  Ventures LLC  investors'  option to
  convert into Motient common stock
  (See Note 4)                              --             --             --              18,564                    --
Amortization of Guarantee warrants          --             --             --                  --                 2,828
Reduction   of   Guarantee   warrants
  related to extinguishment of debt         --             --             --                  --                   329
Guarantee Warrant revaluation               --             --             --               1,352                (1,352)
Stock Option Exercises                       4          4,382             --                  --                    --
Capital  gain in  connection  with XM
  Radio equity transactions                 --         62,864             --                  --                    --
Issuance  of  shares   under   401(k)
  Savings   Plan,    Stock   Purchase
  Plan, and award of
  bonus stock                                1            673             --                  --                    --
                                         -----       --------        --------            --------             ---------
Ending Balance June 30, 2000              $495       $917,593        ($4,253)            $76,159               ($16,579)
                                         =====       ========        ========            ========             ==========


4.  MOTIENT SATELLITE VENTURES LLC

On June 29, 2000, the Company entered into a series of transactions with a group
of  investors,   relating  to  its  satellite   communications  business.  These
transactions are described below.

The Company formed a new joint venture subsidiary, Motient Satellite Ventures LLC ("Satellite Ventures"), in which the Company owns 80% of the membership interests. The remaining 20% interest in Satellite Ventures is owned by three investors controlled by Columbia Capital, Spectrum Equity Investors LP and Telcom Ventures, L.L.C. (collectively, the "Investors"). The Investors paid $50 million to Satellite Ventures (in the aggregate), of which $24 million was received on June 28, 2000, with the remainder received in early July 2000, in exchange for their 20% interest, pursuant to an Investment Agreement, dated June 29, 2000, by and among Motient, Satellite Ventures, and the Investors.

Of the $50 million payment received by Satellite Ventures, $6.0 million is being retained by Satellite Ventures and will be used to fund certain research and development activities, with the remaining $44 million paid to Motient Services Inc. (which owns the Company's satellite and related assets), as described below. Motient is not required to provide additional financing to Satellite Ventures.

Satellite Ventures will conduct research and development activities to explore the technical, strategic, and market potential of new wireless data communications services making use of the Company's existing satellite network. Satellite Ventures has signed a Research & Development, Marketing and Service Agreement, dated June 29, 2000 (the "R&D Agreement"), with Motient Services, under which Motient Services will provide technical, engineering, and similar assistance to Satellite Ventures. Motient Services will also provide Satellite Ventures with dedicated bandwidth on its satellite network, for the purpose of Satellite Ventures' testing and R&D activities. In exchange for these access rights and services, Satellite Ventures paid Motient Services a one-time, up-front fee of $20 million. The R&D Agreement has a three-year term, but would terminate upon any consummation of the Asset Sale Agreement described below.

At any time during the next two years, the Investors have the right to elect to purchase up to an additional 40% stake in Satellite Ventures, for an extra payment of $120 million (which amount will increase by a specified daily amount, after one year) (such payment is referred to as the "Additional Payment"). Upon such exercise, Satellite Ventures will consummate the purchase of all of the assets owned by Motient Services that relate to the satellite business, pursuant to the terms of an Asset Sale Agreement, dated June 29, 2000, between Satellite Ventures and Motient Services. The purchase price for such assets will be equal to the sum of $24 million (paid as a down payment in connection with the signing of the Asset Sale Agreement in July of 2000), and the Additional Payment received by Satellite Ventures from the Investors (i.e., for a total price of $144 million, increasing after the first year).

Also at any time during the next two years, if the Investors decide that they do not wish to acquire control of Satellite Ventures and acquire the satellite assets of Motient Services as described above, they may convert their existing minority position in Satellite Ventures into shares of the Company's common stock, at a conversion price which will be set at the time of exercise, between $12 and $20 per share, as specified in the Investment Agreement. The Investors may not exercise this right, however, until after December 29, 2000, except under certain limited circumstances.

The $44 million received by Motient Services Inc. has been allocated, for accounting purposes, to the R&D Agreement, the Asset Sale Agreement, and the Investors' right to convert their minority interest in Satellite Ventures into shares of the Company's common stock, based on each component's relative fair value. The Company assigned, based on an independent valuation, approximately $18.6 million to the Investors' conversion right which is recorded as common stock warrants in the accompanying consolidated condensed balance sheet. The R&D agreement and Asset Sale Agreement were assigned relative fair values of approximately $14.6 million and $10.8 million, respectively, and are reflected in the accompany consolidated condensed balance sheet as deferred revenue and long- term deposits, respectively. The funds received pursuant to the R&D Agreement will be recognized as service revenue over two years.

The Company received partial waivers from the banks and the Bank Facility Guarantors (as defined in Note 5 below) for the requirement in the Bank Facility that 50% of certain proceeds that the Company received be used to repay and permanently reduce the Revolving Credit Facility. In connection with these waivers, the Company agreed to reprice the remaining outstanding Bank Facility Guarantors' warrants. Under the terms of the bank facility waivers received, only $2.75 million of the initial $44 million payment received was used to repay outstanding amounts, and permanently reduce commitments, under the Company's Revolving Credit Facility, with the remainder of the initial $44 million payment retained by the Company. If the Investors elect to acquire control of Satellite Ventures and the Additional Payment is made as described above, then the Company will be required to use 50% of such proceeds to pay down outstanding balances and/or reduce commitments, under our Revolving Credit Facility and/or the Term Loan Facility. As a result of the $2.75 million permanent reduction of the Revolving Credit Facility, the Company recorded an extraordinary loss on extinguishment of debt of approximately $417,000 consisting of the write off, on a pro rata basis, of the deferred financing fees associated with the placement of the Bank Financing and warrants held by the Bank Facility Guarantors.

5. LIQUIDITY AND FINANCING

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

The Company's current operating assumptions and projections reflect management's best estimate of subscriber and revenue growth and operating expenses. The Company anticipates that capital expenditures, operating losses, working capital and debt service requirements through 2000, can be met by (i) cash on hand, (ii) the borrowings available under the bank financing and the vendor financing,
(iii) proceeds realized through the sale of inventory relating to our new products-eLink and MobileMAX2(TM), and (iv) additional debt or equity financing transactions. The Company also believes that its investment in XM Radio may provide the Company, in the future, with flexibility for obtaining additional liquidity, should that be necessary. However, there are various restrictions on the Company's ability to realize liquidity on its investment in XM Radio. The Company's ability to meet its projections is subject to numerous uncertainties and there can be no assurance that the Company's current projections regarding the timing of its ability to achieve positive operating cash flow will be accurate. If the Company's cash requirements are more than projected, the Company may require additional financing in amounts which may be material. The type, timing and terms of financing that the Company selects will be dependent upon its cash needs, the availability of other financing sources and the prevailing conditions in the financial markets. The Company cannot guarantee that additional financing sources will be available at any given time or available on favorable terms.

XM Radio is operated, managed, and funded separately from the Company. See consolidating financial statements in Footnote 8 for XM Radio's separate financial statements. While the Company does not have any obligation or commitments to provide additional funding to XM Radio, and does not expect to provide such funding, it may chose to provide additional financing in the future. XM Radio will require significant additional funding in the future. The failure of XM Radio to obtain the necessary financing could have a material adverse effect on the value of the Company's investment in XM Radio.

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

$335 Million Unit Offering

On June 30, 1998, Motient Holdings Inc. (formerly AMSC Acquisition Company, Inc.) issued $335 million of Units (the "Units") consisting of 12 1/4% Senior Notes due 2008 (the "Senior Notes"), and one warrant to purchase 3.75749 shares of Common Stock of the Company for each $1,000 principal amount of Senior Notes (the "Warrants") at an exercise price of $12.51 per share. The Warrants were valued at $8.5 million and are reflected in the balance sheet as a debt discount. In connection with the Senior Notes, Motient Holdings Inc. purchased approximately $112.3 million of restricted investments that are restricted for the payment of the first six interest payments on the Senior Notes. Interest payments are due semi-annually, in arrears, beginning October 1, 1998. As a result of the automatic application of certain adjustment provisions following the issuance of 7.0 million shares in the 1999 public offering, the exercise price of the warrants associated with the Senior Notes was reduced to $12.28 per share, the number of shares per warrant was increased to 3.83 shares for each $1,000 principle amount of Senior Notes, and the aggregate number of shares issuable upon exercise of such warrants was increased by 24,294. The additional Senior Note warrants and re-pricing were valued at $440,000. This was recorded as additional debt discount in the third quarter of 1999.

Bank Financing

In March 1998, the Company entered into two bank facilities: (i) the Revolving Credit Facility, a $100 million unsecured five-year reducing revolving credit facility maturing June 30, 2003, and (ii) the Term Loan Facility, a $100 million five-year, term loan facility with up to three additional one-year extensions subject to the lenders' approval. The Term Loan Facility was reduced to $41.0 million using the proceeds from the stock offering in 1999 and is not available for re-borrowing, and the Revolving Credit Facility was permanently reduced to $97.3 million using the proceeds received in June 2000 from the Satellite Ventures transaction. The Bank Financing is severally guaranteed by Hughes Electronics Corporation, Singapore Telecommunications Ltd. and Baron Capital Partners, L.P. (collectively, the "Bank Facility Guarantors"). As of July 31, 2000, the Company had outstanding borrowings of $41.0 million under the Term Loan Facility at 7.875%, and $65.0 million under the Revolving Credit Facility at rates ranging from 7.6875% to 8.0%.

The Guarantees

In connection with the Bank Financing, the Bank Facility Guarantors extended separate guarantees of the obligations of Motient Holdings Inc. and the Company to the banks, which on a several basis aggregated to $200 million. In their agreement with Motient Holdings Inc. and the Company (the "Guarantee Issuance Agreement"), the Bank Facility Guarantors agreed to make their guarantees available for the Bank Financing. In exchange for the additional risks undertaken by the Bank Facility Guarantors in connection with the Bank
Financing, the Company agreed to compensate the Bank Facility Guarantors, principally in the form of 1 million additional warrants and re-pricing of 5.5 million warrants previously issued in connection with the Company's previous bank facility (together, the "Guarantee Warrants"). The Guarantee Warrants were originally issued with an exercise price of $12.51, reduced to $7.50 in April 1999 in exchange for the elimination of certain covenants in the Guarantee Issuance Agreement, and further reduced to $7.3571 in connection with the automatic application of certain adjustment provisions following the stock offering in 1999. In exchange for the Bank Facility Guarantors' consents received in connection with the Satellite Ventures transaction described above, the exercise price of the Guarantee Warrants was further reduced to $6.25 per share. The value of the re-pricing was approximately $1.4 million.

In connection with the Bank Financing, the Company entered into an interest rate swap agreement, with an implied annual rate of 6.51%. The swap agreement reduces the impact of interest rate increases on the Term Loan Facility. The Company paid a fee of approximately $17.9 million for the swap agreement. Under the swap agreement, an amount equal to LIBOR plus 50 basis points, is paid on a quarterly basis directly to the respective banks on behalf of the Company, on a notional amount of $100 million until the termination date of June 30, 2001. In connection with the pay down of a portion of the Term Loan Facility in 1999, the Company reduced the notional amount of its swap agreement from $100 million to $41 million. The Company is exposed to a credit loss in the event of non-performance by the counter party under the swap agreement. The Company does not believe there is a significant risk of non-performance as the counter party to the swap agreement is a major financial institution.

Other Financing

Motorola has entered into an agreement with the Company to provide up to $10 million of vendor financing, to finance up to 75% of the purchase price of additional network base stations. As of June 30, 2000, $7.2 million was outstanding under this facility at interest rates ranging from 13.00% to 13.29%, and no amounts were available for borrowing. The Company has also arranged the financing of certain trade payables, and as of June 30, 2000, $0.7 million of deferred trade payables were outstanding at rates ranging from 6.07% to 12.00%.

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

XM Radio Financing

In the first quarter of 2000, XM Radio completed a supplemental stock offering of 4.4 million shares of Class A Common Stock, at $32 per share, and 2.0 million shares of newly designated Series B convertible redeemable preferred stock, at $50 per share. The Series B convertible redeemable preferred stock provides for 8.25% cumulative dividends that may be paid in Class A common stock or cash. The Series B convertible redeemable preferred stock is convertible into Class A common stock at a conversion price of $40 per share and is redeemable in Class A common stock on February 3, 2003. Net proceeds raised from this stock offering were approximately $228.6 million. On July 7, 2000, XM Radio reached an agreement for a private offering of 235,000 shares for $1,000 per share of its 8.25% Series C convertible redeemable preferred stock, which closed on August 8, 2000 and yielded net proceeds of approximately $227.0 million. XM Radio expects to record a $123.0 million beneficial conversion charge that will reduce earnings available to common stockholders. The issuance of the Series C preferred stock caused the exercise price of the warrants sold in March 2000 to be adjusted to $47.94. See Note 9-Subsequent Events.

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

In connection with the first quarter 2000 stock offering and in accordance with Staff Accounting Bulletin 51 (SAB 51), the Company recorded an increase to its investment in XM Radio in the first quarter of 2000 of approximately $62.8 million to reflect the increase in the net book value of XM Radio. SAB 51 addresses the accounting for sale of stock by a subsidiary. Since XM Radio is a development stage company, SAB 51 requires that the difference in the carrying amount of the Company's investment in XM Radio and the net book value of XM Radio after the equity transactions, be reflected as a capital transaction. Accordingly the $62.8 million increase to the Company's investment in XM Radio, is reflected as an addition to additional paid-in capital in the accompanying consolidated condensed balance sheet.

6. COMMITMENTS AND CONTINGENCIES

At June 30, 2000, the Company had remaining contractual commitments to purchase subscriber equipment inventory, primarily related to eLink and MobileMAX2, in the amount of $34.3 million during 2000 and 2001. The Company has the right to terminate certain of these commitments by incurring a cancellation penalty representing a percentage of the unfulfilled portion of the contract. As of June 30, 2000 the cancellation penalty would have been approximately $5.2 million.

The Company has also contracted for the purchase of $9.6 million of base stations to expand its coverage and complete certain necessary site build-outs and has certain other operating expense contract commitments that total approximately $1.9 million over the next year.

The aggregate fixed and determinable portion of all inventory commitments and obligations for other fixed contracts is $45.8 million, of which $31.6 million is due in 2000 and $14.2 million is due in 2001.

XM Radio is also subject to certain commitments and contingencies. XM Radio has a distribution agreement with General Motors that will require significant expenditures in the future. Under its satellite contract with Hughes Space and Communications, Inc., XM Radio will incur payment obligations of approximately $541.3 million of which $350.8 million had been paid as of June 30, 2000. XM Radio has signed a contract with LCC International, Inc. (a related party to XM Radio), for the engineering of its terrestrial repeater network with total contract payments expected to be approximately $115 million through 2001. As of June 30, 2000, XM Radio has paid $14.0 million under this contract. Effective October 1999, XM Radio signed a contract with Hughes Electronics Corporation for the design, development, and purchase of terrestrial repeater equipment. The total value of this contract is $128 million and XM Radio has paid $12.5 million under this contract as of June 30, 2000. On February 16, 2000, XM Radio and Sirius Satellite Radio, a competitor of XM Radio, signed an agreement to develop a unified standard for satellite radios to facilitate the ability of consumers to purchase one radio capable of receiving both XM Radio's and Sirius Satellite Radio's services. Refer to XM Radio's filings with the SEC for additional information regarding these contractual commitments.

7. LEGAL AND REGULATORY MATTERS

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

On November 30,1999, the FCC granted two applications to use TMI Communications and Company, Limited Partnership's (TMI) Canadian-licensed system to provide service in the United States to up to 125,000 mobile terminals. TMI's system operates in the MSS L-Band and has a satellite footprint that covers the United States. Motient appealed the FCC's grant of these applications to the United States Court of Appeals for the D.C. Circuit. The United States Court of Appeals affirmed the FCC's decision and the Company is seeking a rehearing. There is no assurance that this rehearing will be successful. TMI's entry into the domestic U.S. marketplace provides additional competition to Motient and may increase TMI's demand for spectrum in the international coordination process. The FCC is also currently considering applications to use the Inmarsat satellite system to provide mobile messaging service in the United States. The grant of any of these applications would provide additional competition and may further adversely impact Motient's ability to coordinate spectrum access.

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

In January 1999, a competitor of XM Radio, Sirius Radio, filed an action against XM Radio for patent infringement. In February 2000, this suit was resolved in accordance with the terms of a joint development agreement between XM Radio and Sirius Radio in which both companies agreed to cross-license their respective property. If this agreement is terminated due to XM Radio failing to perform on a material covenant or obligation, the suit could be filed again.

8. FINANCIAL STATEMENTS OF SUBSIDIARIES

In connection with the Company's acquisition of Motient Communications Company (formerly known as ARDIS Company) on June 30, 1998 (the "Motient Communications Acquisition"), and related financing discussed above, the Company formed a new wholly-owned subsidiary, Motient Holdings Inc. ("Motient Holdings"). The Company contributed all of its inter-company notes receivables and transferred its rights, title and interests in Motient Services Inc. and certain other subsidiaries that were subsequently dissolved (together with Motient Communications, the "Subsidiary Guarantors") to Motient Holdings, and Motient Holdings was the acquirer of Motient Communications and the issuer of the Senior Notes. Motient Corporation ("Motient Parent") is a guarantor of the Senior Notes. The Senior Notes contain covenants that, among other things, limit the ability of Motient Holdings and its Subsidiaries to incur additional indebtedness, pay dividends or make other distributions, repurchase any capital stock or subordinated indebtedness, make certain investments, create certain liens, enter into certain transactions with affiliates, sell assets, enter into certain mergers and consolidations, and enter into sale and leaseback transactions.

The Senior Notes are jointly and severally guaranteed on full and unconditional basis by the Subsidiary Guarantors and Motient Parent. The following unaudited condensed consolidating information for these entities presents:

o Condensed consolidating balance sheets as of June 30, 2000 and December 31, 1999, the condensed consolidating statements of operations for the three and six months ended June 30, 2000 and 1999, and the condensed consolidating statement of cash flows for the six months ended June 30, 2000 and 1999.

o    Elimination entries necessary to combine the entities comprising Motient.

                                           Condensed Consolidating Balance Sheet

                                                  As of June 30, 2000

                                                      (Unaudited)
                                                     (in thousands)

                                                                    Consolidated                                      Consolidated
                                  Subsidiary    Motient                 Motient  Motient                                 Motient
                                  Guarantors    Holdings Eliminations  Holdings  Parent    XM Radio    Eliminations       Parent
                                  ----------    -------- ------------  --------  ------    --------    ------------       ------

                                                                        ASSETS

CURRENT ASSETS:
Cash and cash equivalents           $ 4,608       $ --         $ --     $ 4,608      $ --   $ 267,372          $ --      $ 271,980
Inventory                            31,992         --           --      31,992        --          --            --         31,992
Prepaid in-orbit insurance              937         --           --         937        --          --            --            937
Accounts receivable -- net           20,261         --           --      20,261        --          --            --         20,261
Restricted short-term investments        --     41,038           --      41,038        --      93,415            --        134,453
Other current assets                 27,576         --           --      27,576     1,881       1,390            --         30,847
                                     ------         --           --      ------     -----       -----            --         ------
   Total current assets              85,374     41,038           --     126,412     1,881     362,177            --        490,470
PROPERTY AND EQUIPMENT -- NET       125,709         --      (11,896)    113,813        --      24,783            --        138,596
SYSTEM UNDER CONSTRUCTION                --         --           --          --        --     579,981        (5,080)       574,901
GOODWILL AND INTANGIBLES -- NET      49,908         --           --      49,908        --      24,694       (13,851)        60,751
INVESTMENT IN XM RADIO                   --         --           --          --   232,679          --      (232,679)            --
INVESTMENT IN/DUE FROM
   SUBSIDIARY                            --    188,192     (188,192)         --  (217,039)         --       217,039             --
DEFERRED CHARGES AND OTHER
   ASSETS -- NET                      3,431     24,011           --      27,442   (10,047)     13,762            --         31,157
RESTRICTED INVESTMENTS                2,500       (196)          --       2,304    12,473      81,208            --         95,985
                                      -----      -----           --       -----    ------      ------            --         ------
   Total assets                    $266,922   $253,045    $(200,088)   $319,879   $19,947  $1,086,605     $ (34,571)    $1,391,860
                                   ========   ========    ==========   ========   ======== ===========    ==========    ==========

                                               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and
   accrued expenses                $ 26,800   $ 11,149         $ --     $37,949     $ 987    $ 53,919          $ --       $ 92,855
Obligations under capital
  Leases due within one year          3,259         --           --       3,259        --         149            --          3,408
Current portion long-term debt        3,881         --           --       3,881        --          --            --          3,881
Other current liabilities             7,300         --           --       7,300        --       3,056            --         10,356
                                      -----         --           --       -----        --       -----            --         ------
   Total current liabilities         41,240     11,149           --      52,389       987      57,124            --        110,500
DUE TO PARENT/AFFILIATE             811,660         --     (811,744)        (84)  (37,532)         84        37,532             --
LONG-TERM LIABILITIES
Note payable to /from Issuer/Parent      --     14,000           --      14,000   (14,000)         --            --             --
Obligations under Bank Financing         --     80,000           --      80,000    41,000          --            --        121,000
Senior Notes, net of discount            --    328,025           --     328,025        --     261,171            --        589,196
Other long-term debt                  3,991         --           --       3,991        --          --            --          3,991
Capital lease obligations               630         --           --         630        --         168            --            798
Net assets acquired in excess
   Of purchase price                    985         --           --         985        --          --            --            985
Other long-term                      20,072         --           --      20,072        --       5,841            --         25,913
                                     ------         --           --      ------        --     -------            --         ------
   Total long-term liabilities       25,678    422,025           --     447,703    27,000     267,180            --        741,883
   Total liabilities                878,578    433,174     (811,744)    500,008    (9,545)    324,388        37,532        852,383
                                    -------    -------     ---------    -------    -------    -------        ------        -------
MINORITY INTEREST                        --         --           --          --        --          --       509,985        509,985
STOCKHOLDERS' EQUITY (DEFICIT)     (611,656)  (180,129)     611,656    (180,129)   29,492     762,217      (582,088)        29,492
                                   ---------  ---------     -------    ---------   ------     -------      ---------        ------
   Total Liabilities, Minority
    Interest, and Stockholders'
    Equity (Deficit)               $266,922   $253,045    $(200,088)   $319,879   $19,947  $1,086,605      $(34,571)    $1,391,860
                                   ========   ========    ==========   ========   =======  ==========      =========    ==========





                                           Condensed Consolidating Balance Sheet

                                                 As of December 31, 1999

                                                      (Unaudited)
                                                    (in thousands)


                                                                    Consolidated                                      Consolidated
                                  Subsidiary    Motient                 Motient  Motient                                 Motient
                                  Guarantors    Holdings Eliminations  Holdings  Parent    XM Radio    Eliminations       Parent
                                  ----------    -------- ------------  --------  ------    --------    ------------       ------

                                                                        ASSETS

CURRENT ASSETS:
Cash and cash equivalents           $   776       $ --         $ --     $   776      $ --   $  50,698          $ --      $ 51,474
Short-term investments                   --         --           --          --        --      69,472            --        69,472
Inventory                            28,616         --           --      28,616        --          --            --        28,616
Prepaid in-orbit insurance            3,381         --           --       3,381        --          --            --         3,381
Accounts receivable-net              16,594         --           --      16,594        --          --            --        16,594
Restricted short-term investments        --     41,038           --      41,038        --          --            --        41,038
Other current assets                  6,074         --           --       6,074     2,568       1,077            --         9,719
                                      -----         --           --       -----     -----       -----            --         -----
   Total current assets              55,441     41,038           --      96,479     2,568     121,247            --       220,294
PROPERTY AND EQUIPMENT-NET          126,914         --      (12,949)    113,965        --       2,551            --       116,516
SYSTEM UNDER CONSTRUCTION                --         --           --          --        --     362,358        (5,080)      357,278
GOODWILL AND INTANGIBLES--NET        51,158         --           --      51,158        --      25,380       (14,327)       62,211
INVESTMENT IN XM RADIO                   --         --           --          --   190,757          --      (190,757)           --
INVESTMENT IN/DUE FROM SUBSIDIARY        --      176,450   (176,450)         --  (148,913)         --       148,913            --
DEFERRED CHARGES AND OTHER ASSETS--NET
                                      2,977       26,507         --      29,484   (10,597)      3,653            --        22,540
RESTRICTED INVESTMENTS                  320       18,360         --      18,680    12,429          --            --        31,109
                                        ---       ------         --      ------    ------          --            --        ------
  Total assets                     $236,810     $262,355  $(189,399)   $309,766   $46,244    $515,189      $(61,251)     $809,948
                                   ========     ========  ==========   ========   =======    ========      =========     ========

                                                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued
  expense                          $ 31,073     $ 10,866       $ --    $ 41,939   $ 1,266    $ 24,680          $ --      $ 67,885
Obligations under capital
  lease due within one year           5,982           --         --       5,982        --         172            --         6,154
Current portion long-term debt        5,960           --         --       5,960        --          --            --         5,960
Other current liabilities                --           --         --          --        --       1,646            --         1,646
                                         --           --         --          --        --       -----            --         -----
  Total current liabilities          43,015       10,866         --      53,881     1,266      26,498            --        81,645
DUE TO PARENT/AFFILIATE             769,564           --   (769,626)        (62)  (14,934)         62        14,934            --
LONG-TERM LIABILITIES:
Note payable to/from Issuer/Parent       --       14,000         --      14,000   (14,000)         --            --            --
Obligations under Bank Financing         --       44,000         --      44,000    41,000          --            --        85,000
Senior Notes, net of discount            --      327,576         --     327,576        --          --            --       327,576
Other long-term debt                  2,535           --         --       2,535    50,138          --            --        52,673
Capital Lease obligations                35           --         --          35        --         212            --           247
Net assets acquired in excess
  of purchase price                   1,333           --         --       1,333        --          --            --         1,333

Other long-term liabilities             555           --         --         555        --       3,400            --         3,955
                                        ---           --         --         ---        --       -----            --         -----
  Total long-term liabilities         4,458      385,576         --     390,034    77,138       3,612            --       470,784
  Total liabilities                 817,037      396,442   (769,626)    443,853    63,470      30,172        14,934       552,429
                                    -------      -------   ---------    -------    ------      ------        ------       -------
MINORITY INTEREST                        --           --         --          --        --          --       274,745       274,745
STOCKHOLDERS' EQUITY (DEFICIT)     (580,227)    (134,087)   580,227    (134,087)  (17,226)    485,017      (350,930)      (17,226)
                                  ---------    ---------    -------    ---------  --------    -------      ---------      --------
  Total liabilities, minority
  interest, and stockholders'
  equity (deficit)                 $236,810     $262,355  $(189,399)   $309,766   $46,244    $515,189      $(61,251)     $809,948
                                   ========     ========  ==========   ========   =======    ========      =========     ========


                                 Condensed Consolidating Statement of Operations

                                      Three Months ended June 30, 2000

                                                (Unaudited)
                                              (in thousands)

                                                                    Consolidated                                      Consolidated
                                  Subsidiary    Motient                 Motient  Motient                                 Motient
                                  Guarantors    Holdings Eliminations  Holdings  Parent    XM Radio    Eliminations       Parent
                                  ----------    -------- ------------  --------  ------    --------    ------------       ------

REVENUES

   Services                         $18,221        $--        $--       $18,221     $300        $--        $(300)        $18,221
   Sales of equipment                 7,468         --         --         7,468       --         --           --           7,468
                                      -----         --         --         -----       --         --           --           -----
     Total Revenues                  25,689         --         --        25,689      300         --         (300)         25,689
COSTS AND EXPENSES
   Cost of service and
     operations                      18,774         --         --        18,774       --         --           --          18,774
   Cost of equipment sold             7,949         --         --         7,949       --         --           --           7,949
   Sales and advertising              7,505         --         --         7,505      115         --           --           7,620
   General and administrative         4,829        343         --         5,172      366     13,426         (300)         18,664
   Depreciation and amortization      8,921         --         --         8,921       --        511         (237)          9,195
                                      -----         --         --         -----   -------   -------         -----          -----
   Operating Loss                   (22,289)      (343)        --       (22,632)    (181)   (13,937)         237         (36,513)
Interest and Other Income               105      4,559     (3,844)          820      541      8,849         (259)          9,951
Minority Interest in Loss of             --         --         --            --       --         --        3,341           3,341
Subsidiaries
Equity in Loss of Subsidiaries           --    (26,571)    26,571            --  (41,935)        --       41,935              --
Interest Expense                     (4,387)   (14,075)     3,844       (14,618)  (1,670)        --          259         (16,029)
                                     -------   --------     -----       --------  -------   -------       ------         --------
Net Loss Before Extraordinary
   Item and Preferred Dividend      (26,571)   (36,430)    26,571       (36,430) (43,245)    (5,088)      45,513         (39,250)
Extraordinary Loss on
   Extinguishment of Debt                --       (417)        --          (417)      --         --           --            (417)
Preferred Stock Dividend
   Requirement                           --         --         --            --     (745)    (2,171)       2,171            (745)
Net Loss Attributable Common
Shareholders                       ($26,571)  ($36,847)   $26,571      ($36,847) ($43,990)  ($7,259)     $47,684        ($40,412)
                                   =========  =========   =======      ========= =========  ========     =======        =========



                                 Condensed Consolidating Statement of Operations

                                        Three Months ended June 30, 1999

                                                  (Unaudited)
                                                 (in thousands)

                                                                                   Consolidated                         Consolidated
                                                Subsidiary   Motient                  Motient   Motient                    Motient
                                                Guarantors  Holdings  Eliminations   Holdings    Parent   Eliminations     Parent
                                                ----------  --------  ------------   --------    ------   ------------     ------


REVENUES

     Services                                    $16,622          $--       $ --       $16,622      $300        $(300)      $16,622
     Sales of equipment                            6,251           --         --         6,251        --           --         6,251
                                                   -----           --         --         -----        --           --         -----
       Total Revenues                             22,873           --         --        22,873       300         (300)       22,873
COSTS AND EXPENSES
   Cost of service and operations                 16,516           --         --        16,516        --           --        16,516
   Cost of equipment sold                          6,594           --         --         6,594        --           --         6,594
   Sales and advertising                           5,620           --         --         5,620       101           --         5,721
   General and administrative                      4,496          355         --         4,851       157         (300)        4,708
   Depreciation and amortization                  14,159           --       (527)       13,632        --           --        13,632
                                                  ------           --       -----       ------        --           --        ------
   Operating Loss                                (24,512)        (355)       527       (24,340)       42           --       (24,298)
Interest and Other Income                            103        4,814     (3,759)        1,158       735           --         1,893
Unrealized Loss on Note Receivable  From XM
Radio                                                 --           --         --            --   ($9,919)          --       ($9,919)
Unrealized Gain on Note Payable to  Related
Party                                                 --           --         --            --   $10,036           --       $10,036
Equity in Loss of Subsidiaries                        --     ($28,786)   $28,786            --  ($40,110)     $36,912        (3,198)
Interest Expense                                  (4,377)     (13,112)     3,759       (13,730)   (3,161)          --       (16,891)
                                                  -------     --------     -----       --------   -------          --       --------
Net Loss                                        ($28,786)    ($37,439)   $29,313      ($36,912) ($42,377)     $36,912      ($42,377)
                                                =========    =========   =======      ========= =========     =======      =========

                                 Condensed Consolidating Statement of Operations

                                         Six Months ended June 30, 2000

                                                   (Unaudited)
                                                  (in thousands)


                                                                    Consolidated                                      Consolidated
                                  Subsidiary    Motient                 Motient     Motient                                 Motient
                                  Guarantors    Holdings Eliminations  Holdings     Parent    XM Radio    Eliminations       Parent
                                  ----------    -------- ------------  --------     ------    --------    ------------       ------

REVENUES

     Services                       $35,373        $--           $--    $35,373       $600        $ --          $(600)      $35,373
     Sales of equipment              12,486         --            --     12,486         --          --             --        12,486
                                     ------         --            --     ------         --          --             --        ------
       Total Revenues                47,859         --            --     47,859        600          --           (600)       47,859
COSTS AND EXPENSES
   Cost of service and
     operations                      36,792         --            --     36,792         --          --             --        36,792
   Cost of equipment sold            13,205         --            --     13,205         --          --             --        13,205
   Sales and advertising             13,730         --            --     13,730        116          --             --        13,846
   General and administrative        10,047        678            --     10,725        640      29,812           (600)       40,577
   Depreciation and amortization     17,749         --            --     17,749         --       1,014           (475)       18,288
                                     ------     -------      --------    ------      -----       -----           -----       ------
   Operating Loss                   (43,664)      (678)           --    (44,342)      (156)    (30,826)           475       (74,849)
Interest and Other Income               195      9,635        (7,687)     2,143        519      13,001           (510)       15,153
Gain on Conversion of
   Convertible Note Payable to
   Related Party                         --         --            --         --     32,854          --             --        32,854
Unrealized Gain on Convertible
   Note Payable to Related Party                    --            --         --      3,925          --             --         3,925
Equity in Loss of Subsidiaries           --    (52,255)       52,255         --    (81,695)         --         81,695            --
Minority Interest in Loss of             --         --            --         --         --          --         10,683        10,683
Subsidiaries
Interest Expense                     (8,786)   (27,494)        7,687    (28,593)    (2,925)         (2)           510       (31,010)
                                     -------   --------        -----    --------    -------         ---           ---       --------
Net Loss before Extraordinary
   Item and Preferred Dividend      (52,255)   (70,792)       52,255    (70,792)   (47,478)    (17,827)        92,853       (43,244)
Extraordinary Loss on
   Extinguishment of Debt                --       (417)           --       (417)        --          --             --          (417)
Preferred Stock Dividend
   Requirement                           --         --            --         --     (1,251)     (3,643)         3,643        (1,251)
Net Loss Attributable to
   Common Shareholders             ($52,255)  ($71,209)      $52,255   ($71,209)  ($48,729)   ($21,470)       $96,496      ($44,912)
                                   =========  =========      =======   =========  =========   =========       =======      =========



                                 Condensed Consolidating Statement of Operations

                                        Six Months ended June 30, 1999

                                                  (Unaudited)
                                                (in thousands)

                                                                                 Consolidated                        Consolidated
                                            Subsidiary   Motient                   Motient      Motient                 Motient
                                            Guarantors   Holdings   Eliminations   Holdings     Parent   Eliminations    Parent
                                            ----------   --------   ------------   --------     ------   ------------    ------


REVENUES

     Services                                 $32,786        $--           $ --     $32,786       $600       $(600)      $32,786
     Sales of equipment                        10,317         --             --      10,317         --          --        10,317
                                             --------    -------        -------      ------    -------     -------        ------
       Total Revenues                          43,103         --             --      43,103        600        (600)       43,103
COSTS AND EXPENSES
   Cost of service and operations              34,386         --             --      34,386         --          --        34,386
   Cost of equipment sold                      11,122         --             --      11,122         --          --        11,122
   Sales and advertising                       10,369         --             --      10,369        101          --        10,470
   General and administrative                   9,039        691             --       9,730        347        (600)        9,477
   Depreciation and amortization               28,457         --         (1,053)     27,404         --          --        27,404
                                               ------    -------         -------     ------    -------     -------        ------
   Operating Loss                             (50,270)      (691)         1,053     (49,908)        152         --       (49,756)
Interest and Other Income                         172      9,812         (7,645)      2,339       1,293         --         3,632
UNREALIZED LOSS ON NOTE RECEIVABLE FROM
XM RADIO                                           --         --             --          --      (9,919)        --       (9,919)
UNREALIZED GAIN ON NOTE PAYABLE TO
RELATED PARTY                                      --         --             --          --      10,036         --       10,036
EQUITY IN LOSS OF SUBSIDIARIES                     --    (58,604)        58,604          --     (80,801)    74,109       (6,692)
INTEREST EXPENSE                               (8,506)   (25,679)         7,645     (26,540)     (6,281)        --      (32,821)
                                               -------   --------         -----     --------     -------        --      --------
NET LOSS                                     ($58,604)  ($75,162)       $59,657    ($74,109)   ($85,520)   $74,109     ($85,520)
                                             =========  =========       =======    =========   =========   =======     =========


                                  Condensed Consolidating Statement of Cash Flow

                                          Six Months Ended June 30, 2000

                                                   (Unaudited)
                                                  (in thousands)

                                                                    Consolidated                                      Consolidated
                                  Subsidiary    Motient                 Motient     Motient                                 Motient
                                  Guarantors    Holdings Eliminations  Holdings     Parent    XM Radio    Eliminations       Parent
                                  ----------    -------- ------------  --------     ------    --------    ------------       ------


CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net loss                           ($52,255)   ($71,209)    $52,255    ($71,209)   ($47,478)  ($17,827)     $92,853        ($43,661)
Adjustments to reconcile net
  loss to net cash (used in)
  provided by operating
  activities:
Amortization of Guarantee
  Warrants and debt discount
  and issuance costs                     --       4,520          --       4,520       1,221         --           --           5,741
Depreciation and amortization        17,749          --          --      17,749          --      1,014         (475)         18,288
Non cash stock compensation
  of XM Radio                            --          --          --          --          --      2,258           --           2,258
Extraordinary loss on
  extinguishment of debt                 --         417          --         417          --         --           --             417
Minority Interest                        --          --          --          --          --         --      (10,683)        (10,683)
Gain on conversion on
  convertible note payable
  to related party                       --          --          --          --     (32,854)        --           --         (32,854)
Unrealized gain on marketable
  securities                             --          --          --          --      (3,925)        --           --          (3,925)
Changes in assets &
  liabilities
  Inventory                          (3,376)         --          --      (3,376)         --         --           --          (3,376)
  Prepaid in-orbit insurance          2,444          --          --       2,444          --         --           --           2,444
  Trade accounts receivable          (4,169)         --          --      (4,169)         --         --           --          (4,169)
  Other current assets              (22,138)         --          --     (22,138)        677       (313)          --         (21,774)
  Accounts payable and accrued
  expenses                           (6,655)        283          --      (6,372)       (278)     8,575           --           1,925
  Accrued interest on
  Senior Note                            --          15          --          15          --         --           --              15
  Deferred trade payables            (3,330)         --          --      (3,330)         --         --           --          (3,330)
  Deferred Items--net                16,594          --          --      16,594         395         --           --          16,989
                                     ------          --          --      ------         ---         --           --          ------
Net cash (used in) provided
by operating activities             (55,136)    (65,974)     52,255     (68,855)    (82,242)    (6,293)      81,695         (75,695)

CASH FLOWS FROM INVESTING
 ACTIVITIES:
Payment of Senior Note
  interest from escrow                   --      20,503          --      20,503          --         --           --          20,503
Additions to property &
  equipment                          (9,644)         --          --      (9,644)         --    (18,814)          --         (28,458)
Asset Sale agreement to
  Motient Satellite Ventures         10,836          --          --      10,836          --         --           --          10,836
System under construction                --          --          --          --          --   (191,319)          --        (191,319)
Net Purchase/Maturity of
  short-term investments                 --          --          --          --          --     69,471           --          69,471
Other investing activities
  by XM Radio                            --          --          --          --          --    (54,250)          --         (54,250)
Purchase of long-term,
  restricted investments             (2,180)     (1,948)         --      (4,128)        (44)  (125,863)          --        (130,035)
                                     -------     -------         --      -------        ----  ---------          --        ---------
Net cash (used in) provided
  by investing activities              (988)     18,555          --      17,567         (44)  (320,775)          --        (303,252)



                                                                    Consolidated                                      Consolidated
                                  Subsidiary    Motient                 Motient     Motient                                 Motient
                                  Guarantors    Holdings Eliminations  Holdings     Parent    XM Radio    Eliminations       Parent
                                  ----------    -------- ------------  --------     ------    --------    ------------       ------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Issuance of Common and
  Preferred Stock                        --          --          --          --       5,308    229,225           --         234,533
  Proceeds from issuance of
  conversion option to the
  investors of Satellite
  Ventures                               --          --          --          --      18,564         --           --          18,564
  Funding from parent/subsidiary     64,122      11,419     (52,255)     23,286      58,409         --      (81,695)             --
  Principal payments under
  capital leases                     (2,933)         --          --      (2,933)         --         --           --          (2,933)
  Principal payments under
  vendor lease                       (1,233)         --          --      (1,233)         --         --           --          (1,233)
  Proceeds from Senior Secured
  Notes and Stock Purchase
  Warrants                               --          --          --          --          --    322,898           --         322,898
  Proceeds from bank financing           --      36,000          --      36,000          --         --           --          36,000
  Debt issuance costs                    --          --          --          --           5     (8,381)          --          (8,376)
                                         --          --          --          --           -     -------          --          -------
  Net cash provided by (used in)
  financing activities               59,956      47,419     (52,255)     55,120      82,286    543,742      (81,695)        599,453

  Net increase in cash
  and cash equivalents                3,832          --          --       3,832          --    216,674           --         220,506
  CASH & CASH EQUIVALENTS,
  beginning of period                   776          --          --         776          --     50,698           --          51,474
                                        ---          --          --         ---                 ------                       ------
  CASH & CASH EQUIVALENTS,
  end of period                     $ 4,608        $ --        $ --     $ 4,608        $ --   $267,372         $ --        $271,980
                                    =======        ====        ====     =======        ====   ========         ====        =========

                                  Condensed Consolidating Statement of Cash Flow

                                         Six Months Ended June 30, 1999

                                                 (Unaudited)
                                               (in thousands)

                                                                                 Consolidated                        Consolidated
                                            Subsidiary   Motient                   Motient      Motient                 Motient
                                            Guarantors   Holdings   Eliminations   Holdings     Parent   Eliminations    Parent
                                            ----------   --------   ------------   --------     ------   ------------    ------

CASH FLOWS FROM OPERATING
 ACTIVITIES:
Net loss                                     ($58,604)   ($75,162)      $59,657    ($74,109)  ($85,520)     $74,109     ($85,520)
Adjustments to reconcile net
 loss to net cash (used in) provided
  by operating activities:
Amortization of Guarantee Warrants
  and debt discount and issuance costs             --       3,616            --       3,616      5,580           --        9,196
Depreciation and amortization                  27,404          --            --      27,404         --           --       27,404
Equity in loss in XM Radio                         --          --            --          --      6,692           --        6,692
Unrealized gain on note payable
  to related party                                 --          --            --          --    (10,036)          --      (10,036)
Unrealized loss on note receivable
  from XM Radio                                    --          --            --          --      9,919          ---        9,919
  Changes in assets  & liabilities
   Inventory                                      168          --            --         168         --           --          168
   Prepaid in-orbit insurance                   2,898          --            --       2,898         --           --        2,898
   Accounts receivable--trade                  (4,685)         --            --      (4,685)        --           --       (4,685)
   Other current assets                        (1,859)         20            --      (1,839)      (638)          --       (2,477)
   Accounts payable and accrued expenses       (1,986)         --            --      (1,986)     1,135           --         (851)
   Accrued interest on Senior Notes                --        (456)           --        (456)        --           --         (456)
   Deferred trade payables                     (3,644)         --            --      (3,644)        --           --       (3,644)
   Deferred Items--net                             20          --            --          20       (486)          --         (466)
                                                   --          --            --          --       -----          --         -----
   Net cash (used in) provided by operating   (40,288)    (71,982)       59,657     (52,613    (73,354)      74,109      (51,858)
   activities

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of Senior note interest from escrow        --      20,503            --      20,503         --           --       20,503
Additions to property & equipment              (5,631)         --            --      (5,631)        --           --       (5,631)
Purchase of XM Radio note receivable               --          --            --          --    (21,419)          --      (21,419)
Purchase of long-term, restricted investments  (1,008)     (1,217)           --      (2,225)    (1,556)          --       (3,781)
                                               -------     -------           --      -------    -------          --       -------
  Net cash (used in) provided by investing     (6,639)     19,286            --      12,647    (22,975)          --      (10,328)
  activities

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of Common Stock           --          --            --          --      2,913           --        2,913
  Funding from parent                          48,934      12,696       (59,657)      1,973     72,136      (74,109)          --
  Principal payments under capital leases      (2,781)         --            --      (2,781)        --           --       (2,781)
  Principal payments under vendor Financing      (197)         --            --        (197)        --           --         (197)
  Proceeds from bank financing                     --      40,000            --      40,000         --           --       40,000
  Debt issuance costs                              --          --            --          --       (220)          --         (220)
  Proceeds from note payable to related party      --          --            --          --     21,500           --       21,500
                                                   --          --            --          --     ------           --       ------
  Net cash provided by (used in) financing     45,956      52,696       (59,657)     38,995     96,329      (74,109)      61,215
  activities

  Net increase in cash and cash equivalents      (971)         --            --        (971)        --           --         (971)
  CASH & CASH EQUIVALENTS,  beginning of
  period                                        2,285          --            --       2,285         --           --        2,285
                                                -----          --            --       -----         --           --        -----
  CASH & CASH EQUIVALENTS, end of period       $1,314         $--           $--      $1,314        $--          $--       $1,314
                                               ======         ===      =========     ======        ===          ===       ======

9.  Subsequent Events

On July 7, 2000, XM Radio reached an agreement for a private offering of 235,000 shares for $1,000 per share of its Series C convertible redeemable preferred stock, which closed on August 8, 2000 and yielded net proceeds of approximately $227.0 million. The Series C convertible redeemable preferred stock provides for 8.25% cumulative dividends payable in cash. The Series C convertible redeemable preferred stock is convertible, at the holder's option, into shares of XM Radio's Class A common stock at the conversion price then in effect. Currently, the conversion price is $26.50. The Series C convertible redeemable preferred stock may be redeemed beginning on February 8, 2005 in cash or, at the holder's option, in Class A common stock. XM Radio must redeem the Series C convertible redeemable preferred stock in Class A common stock on February 1, 2012. XM Radio expects to record a $123.0 million beneficial conversion charge that will reduce earnings available to common stockholders. The issuance of the Series C preferred stock caused the exercise price of the warrants sold in March 2000 to be adjusted to $47.94.

On July 7, 2000, XM Radio announced its regular quarterly dividend on its 8.25% Series B convertible redeemable preferred stock. The dividend was paid in 57,114 shares of Class A common stock on August 1, 2000 to preferred shareholders of record as of July 21, 2000. The net loss to common shareholders in the consolidated condensed statement of operations for quarter and six months ended June 30, 2000 reflects the accrual and payment of these dividends to the preferred stockholders.

                          PART I- FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements regarding our expected financial position and operating results, our business strategy, and our financing plans and requirements are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words or phrases such as, for example, "may," "will," "anticipate," "estimate," "expect," "project," or "intend." These forward-looking statements reflect our plans, expectations and beliefs, and, accordingly, are subject to certain risks and uncertainties. We cannot guarantee that any of such forward-looking statements will be realized. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements ("Cautionary Statements") include, among others, those described under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview," and elsewhere in this quarterly report, including in conjunction with the forward-looking statements included in this quarterly report. All of our subsequent written and oral forward- looking statements (or statements that may be attributed to us) are expressly qualified by the Cautionary Statements. You should carefully review the risk factors described in our other filings with the Securities and Exchange Commission (the "SEC") from time to time, including our registration statement on Form S-3 (File No. 333-42104), our Form 10-K Annual Report filed on March 30, 2000 and our Form 10-Q Quarterly Reports to be filed subsequent to this Form 10-Q, as well as our other reports and filings with the SEC. In addition, you are urged to review carefully the most recently filed prospectus of XM Radio describing the risk factors relating to its business, as well as XM Radio's Form 10-K Annual Report for 1999 and its other reports filed from time to time with the SEC.

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

On June 29, 2000 we formed a new joint venture subsidiary, Motient Satellite Ventures LLC ('Satellite Ventures"), in which we own 80% of the membership interest. The remaining 20% interest in Satellite Ventures is owned by three investors controlled by Columbia Capital, Spectrum Equity Investors LP and Telcom Ventures, L.L.C. (collectively, the "Investors"). The investors paid $50 million to Satellite Ventures in exchange for their 20% interest. Satellite Ventures will conduct research and development activities to explore the technical, strategic, and market potential of new wireless data communications using our existing satellite network. See Item 1-Notes to Consolidated Condensed Financial Statements for further detail on this transaction.

Core Wireless Business

We are a leading provider of two-way mobile communications services principally to business-to-business customers and enterprises. Motient serves a variety of markets including mobile professionals, telemetry, transportation, field service, and nationwide voice dispatch, to customers in the United States.

During 1999, we made substantial investments in two new products -- eLink and MobileMAX2. Our eLink service is a two-way wireless email device and electronic organizer that uses our terrestrial network. We believe that this product will capitalize on the rapid expansion of internet email usage, particularly in the business-to-business environment. We provide our industry-leading eLink two-way wireless email service to customers accessing email through corporate servers, Internet Service Providers (ISP) and Mail Service Provider (MSP) accounts, and paging network suppliers. MobileMAX2 is our second generation multi-mode mobile data messaging service which uses both our satellite and terrestrial networks to provide least-cost-routing capabilities. We believe MobileMAX2 will improve our competitive position in the transportation industry, since the product has a relatively low cost of entry, and contains added functionality that should allow us to increase our penetration of the less-than-truckload market.

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

XM Radio

As of June 30, 2000, we had an equity interest in XM Satellite Radio Holdings Inc. ("XM Radio") of approximately 34.3% (or 25.0% on a fully diluted basis); however, we continue to control XM Radio through our Board of Director membership and common stock voting rights. In July 1999 we acquired all of the outstanding debt and equity interest in XM Radio from its other investor (the "XM Acquisition"). As a result, all of XM Radio's results for the period from July 7, 1999 have been included in our consolidated condensed financial statements. We will continue to consolidate XM Radio until we no longer control XM Radio. We must request and receive FCC approval to relinquish control of XM Radio. Prior to July 7, 1999, our investment in XM Radio was accounted for pursuant to the equity method of accounting. On July 14, 2000, XM Radio filed an application with the FCC to allow XM Radio to transfer its control from us to a diffuse group of owners, none of whom will have a controlling interest. This application is pending with the FCC. Under the terms outlined in this application, we will still retain our Board of Director membership but will no longer have the right to elect a majority of XM Radio's Board of Directors. At such time that we cease to control XM Radio, we will account for our investment in XM Radio pursuant to the equity method.

The operations and financing of XM Radio are maintained separate and apart from the operations and financing of Motient. XM Radio completed its initial public offering in October 1999. Please refer to XM Radio's audited financial statements, included in its reports and filings with the SEC, for more detail about its business plan, risks, and financial results.

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

    o our ability to maintain, on commercially reasonable terms or at all, certain technologies licensed from third parties,

    o     the loss of one or more of our key customers,

    o the timely availability of an adequate supply of subscriber equipment at competitive price points,

    o our dependence on third party distribution relationships to provide access to potential customers,

    o our ability to expand our networks on a timely basis and at a commercially reasonable cost, or at all, as additional future demand increases,

    o     regulation by the FCC, and

    o technical anomalies that may occur within the network, including product development, which could impact, among other things, customer performance, satisfaction and revenue under contractual arrangements with certain customers, or the operation of the satellite network and the cost, scope or availability of in-orbit insurance.

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

The Company has a significant investment in XM Radio which may be effected by the foregoing risks and impact the market price of XM Radio's stock. For an expanded discussion of XM Radio's risk factors, please refer to XM Radio's most recently filed prospectus with the SEC.

Quarter and six months ended June 30, 2000 and June 30, 1999

Revenue and Subscriber Statistics

Service revenues, which includes our data, voice, and capacity reseller services, approximated $18.2 million and $35.4 million for the three and six months ended June 30, 2000, respectively, which constituted a $1.6 million, or 10% increase over the three months ended June 30, 1999 and a $2.6 million or 8% increase over the six months ended June 30, 1999. The increase in service revenues for the second quarter and first half of 2000 was primarily attributable to a 38% increase in subscribers, partially offset by average revenue per user reductions.

                               Three Months Ended
                                    June 30,

Summary of Revenue                2000       1999      Change     % Change
                                  ----       ----      ------     --------
                                              (in millions)
Data Services                    $ 13.5     $12.3        $1.2         10%
Voice Service                       3.4       3.2         0.2          6
Capacity Resellers and Other        1.3       1.1         0.2         18
Equipment Revenue                   7.5       6.3         1.2         19
                                 ------    ------         ---

Total                           $ 25.7      $22.9        $2.8         12%
                                 ======     ======       ====


                                Six Months Ended
                                    June 30,

Summary of Revenue                2000       1999      Change     % Change
                                  ----       ----      ------     --------
                                              (in millions)
Data Services                   $ 26.0      $24.4        $1.6          7%
Voice Service                      6.9        6.2         0.7         11
Capacity Resellers and Other       2.5        2.2         0.3         14
Equipment Revenue                 12.5       10.3         2.2         21
                                -------     ------        ---
Total                           $ 47.9      $43.1        $4.8         11%
                                =======     ======       ====

Our data service revenue increased as a result of approximately 43,800 additional subscribers at June 30, 2000 as compared to June 30, 1999, broken down as follows:



                                       Subscribers  Revenue Growth
                                       -----------  --------------
             elink                        15,000             $0.8
             Transportation               30,300              4.7
             Field Service                (7,000)            (4.2)
             Other                         5,500              0.3
                                     -----------      -----------
                Total                     43,800             $1.6
                                     ===========      ===========


The growth in our transportation segment was primarily for UPS and multi-mode customers. The decrease in field service was a result of (i) contract price reductions from existing large customers and (ii) the expiration of a large contract.

The increase in service revenue from voice services was primarily the result of an increase in our voice subscribers of approximately 2,700 from June 30, 1999 to June 30, 2000. This was offset by a decrease in our average revenue per unit ("ARPU") of 20%, caused by a shift in customer usage to lower-usage emergency response services, and a continued drop in average revenue per user for our maritime customers.

Service revenue from capacity resellers, who handle both voice and data services, increased primarily as a result of increased contract commitments from current customers.

For the first half of 2000 we experienced a 19% decrease in ARPU caused by scheduled calendar year contract price reductions as well as a larger percentage of our customers using our data service versus our voice service, which typically have a lower ARPU, and a change in subscriber mix among market segments.

The increase in revenue for the six months ended June 30, 2000 from the sale of equipment reflects the sale of hardware equipment associated with our eLink and MobileMAX2 service offerings of approximately $9.2 million, offset by a decrease in sales of single-mode, multi-mode, and voice equipment of approximately $7.1 million, which we expect to continue with the introduction of MobileMAX2 and the shift away from the voice business.

As is common in our industry, we report subscriber information and average revenue per unit per month statistics. Although these measures are not required under Generally Accepted Accounting Principles ("GAAP"), we believe that this information helps to demonstrate important trends in our business.

                            Subscribers               Average Revenue Per Unit
                           As of June 30,                   As of June 30,
                           --------------                   --------------
                       2000             1999            2000            1999
                       ----             ----            ----            ----
Data                 152,391         108,600            $ 34           $ 41
Voice                 17,652          14,500              65             81
                     -------         -------
Total                170,043         123,100            $ 38           $ 47
                     =======         =======

Additionally, our mix of subscribers can be broken down into the following markets:

                                                       As of June 30,

                                                    2000             1999
                                                    ----             ----
                  Field Service                       25%             41%
                  Transportation                      42%             33%
                  Telemetry                            9%             10%
                  Maritime                             4%              4%
                  eLink                                9%             --
                  Other                               11%             12%

As the mix of subscribers shifts more to our data business, and more of the voice business is handled by resellers, we expect that the overall average revenue per unit will continue to decline over time towards the average revenue per unit for data service.

Expenses

                               Three Months Ended
                                    June 30,

Summary of Expense              2000        1999       Change       % Change
------------------              ----        ----       ------       --------
                                             (in millions)
Cost of Service & Operations   $ 18.8     $ 16.5       $ 2.3           14%
Cost of Equipment Sales           7.9        6.6         1.3           20
Sales & Advertising               7.6        5.7         1.9           33
General & Administration         18.7        4.7        14.0          298
Depreciation & Amortization       9.2       13.6        (4.4)         (32)
                               ------     -------       -----
   Total                       $ 62.2     $ 47.1       $15.1           32%
                               ======     =======      =====


                                Six Months Ended
                                    June 30,

Summary of Expense              2000        1999       Change       % Change
------------------              ----        ----       ------       --------
                                             (in millions)
Cost of Service & Operations   $ 36.8     $ 34.4         2.4            7%
Cost of Equipment Sales          13.2       11.1         2.1           19
Sales & Advertising              13.8       10.5         3.3           31
General & Administration         40.6        9.5        31.1          327
Depreciation & Amortization      18.3       27.4        (9.1)         (33)
                               -------     ------        -----
   Total                       $122.7      $92.9        $29.8          32%
                               =======     ======        =====



Effective July 7, 1999, we assumed control of XM Radio and we consolidated its results with ours from that point forward. Consequently, the results for the three and six months ended June 30, 2000 reflect the costs of the consolidated entity. The results for the three and six months ended June 30, 1999 do not include expenses of XM Radio as it was accounted for under the equity method of accounting during those periods.

Cost of service and operations includes costs to support subscribers and to operate the network. As a percentage of total revenues, cost of service and operations was 73% for the three months ended June 30, 2000 and 77% for six months ended June 30, 2000, compared to 72% and 80% for the three and six months ended June 30, 1999, respectively. The dollar increase in cost of service and operations for the six months ended June 30, 2000 was primarily attributable to

(i) an increase of $1.4 million for communication charges associated with increased service usage and costs to support the terrestrial network, (ii) an increase of $0.4 million in maintenance costs primarily for maintenance of our base stations, (iii) an increase in employee related costs of approximately $2.1 million as we continue the build-out of our network and to support our network, and (iv) an increase of $0.6 million for site rental costs associated with the terrestrial network, offset by (i) a reduction of approximately $1.6 million in Year 2000 costs and (ii) a reduction of approximately $0.6 million in in-orbit insurance premiums. XM Radio did not incur any cost of service and operations expenses during the first half of 2000.

The cost of equipment sold increased $1.3 million, or 20%, from $6.6 million for the three months ended June 30, 1999 to $7.9 million for the three months ended June 30, 2000, and $2.1 million, or 19%, from $11.1 million for the first six months of 1999, to $13.2 million for the first six months of 2000. The increase quarter over quarter in the cost of equipment sold was proportionate to the increase in equipment revenue, which reflects the roll-out of our MobileMAX2 equipment and increased sales of eLink in the first half of 2000, offset by a decrease in sales of single-mode and voice equipment. The cost of equipment for the quarter and six months ended June 30, 2000, was also impacted by approximately $0.6 million in hardware promotional discounts.

Sales and advertising expenses were $7.6 million and $13.8 million for the three and six months ended June 30, 2000, respectively, compared to $5.7 million and $10.5 million during the same periods in 1999. Sales and advertising expenses as a percentage of total revenue were approximately 30% and 29% for the quarter and six months ended June 30, 2000, respectively, compared to 25% and 24% for the quarter and six months ended June 30, 1999. The increase in sales and advertising expenses from the quarter and six months ended June 30, 1999 to the quarter and six months ended June 30, 2000 was primarily attributable to (i) increased trade show activity in the second quarter and first half of 2000 compared to the same periods in 1999, (ii) costs incurred in connection with our company name change in April 2000, (iii) an increase in advertising for the first half of 2000 to heighten our presence in the marketplace particularly in the transportation market in anticipation of the rollout of MobileMAX2, and (iv) eLink customer acquisition costs. We expect these costs to continue to increase as we increase our customer acquisitions and brand recognition efforts. We recently entered into an agreement with Yahoo! Inc., a leading global Internet communications, commerce and media company, to use our eLink service to provide Yahoo! users wireless access to Yahoo! content and services. We expect our sales and advertising expenses to increase in the second half of the year in support of our Yahoo! initiative. XM Radio did not incur any sales and advertising expenses in the first half of 2000.

General and administrative expenses were $18.7 million (of which $13.4 million were incurred by XM Radio) and $40.6 million (of which $29.8 million were incurred by XM Radio) for the three and six months ended June 30, 2000, respectively, compared to $4.7 million and $9.5 million during the same periods in 1999. Excluding XM Radio expenses, general and administrative expenses as a percentage of total revenue were approximately 21% and 23% for the quarter and six months ended June 30, 2000, respectively, compared to 21% and 22% for the same periods in 1999. The $1.3 million increase from the six months ended June 30, 1999 to the six months ended June 30, 2000 in our core wireless business general and administrative expenses was attributable to (i) an increase in headcount from the prior year causing an increase in employee-related costs, and
(ii) a $0.3 million increase in regulatory costs, associated principally with our appeal of the FCC's decision to grant applications to competitors to provide mobile satellite services in the United States. See "Regulation" below.

Depreciation and amortization expenses were $9.2 million (of which $0.3 million were incurred by XM Radio) and $18.3 million (of which $0.5 million were incurred by XM Radio) for the three and six months ended June 30, 2000, respectively, compared to $13.6 million and $27.4 million during the same periods in 1999. Excluding XM Radio, depreciation and amortization was approximately 35% and 37% of total revenue for the three and six months ended June 30, 2000, respectively, compared to 60% and 64% during the same periods in 1999. The $9.6 million decrease in depreciation and amortization expense for the six months ended June 30, 2000 was primarily attributable to the $97.4 million asset impairment charge related to our satellite and satellite related ground segment assets taken in the fourth quarter of 1999. This resulted in a reduction in depreciation expense of approximately $8.1 million for the six months ended June 30, 2000.

Interest and other income was $10.0 million (of which $8.9 million was earned by XM Radio) for the second quarter of 2000 and $15.2 million (of which $13.0 million was earned by XM Radio) for the six months ended June 30, 2000, as compared to $1.9 million and $3.6 million for the same periods in 1999. Excluding $13.0 million of interest earned by XM Radio on its restricted investments, the decrease of $1.4 million for the six months ended June 30, 2000 was a result of (i) lower balances on escrows established with the proceeds from the $335 million debt offering which reduced interest income for the first half of 2000 by approximately $0.5 million and (ii) interest income of approximately $0.9 million in 1999 on our note receivable from XM Radio as XM Radio was accounted for under the equity method of accounting during the six months ended June 30, 1999.

We incurred $16.0 million of interest expense in the second quarter of 2000 and $31.0 million for the six months ended June 30, 2000, of which a minimal amount was incurred by XM Radio, compared to $16.9 million and $32.8 million during the same periods in 1999. The decrease of $1.8 million for the six months ended June 30, 2000 was a result of a $3.3 million decrease in amortization of warrants, prepaid interest and debt offering costs due to the debt discount costs that were written off in 1999 when we extinguished $59 million of debt on the Term Loan Facility, offset by an $8.0 million and $2.7 million higher debt balance on our Revolving Credit Facility and vendor financing commitment, respectively. We expect that interest costs will continue to be significant as we continue to draw down on our bank revolver.

In January 1999, we issued a note payable in the amount of $21.5 million to Baron Asset Fund, a stockholder and a guarantor of our bank facility. The note was secured and exchangeable for a portion of our shares of XM Radio. Since the note was indexed to XM Radio stock, which decreased in value from December 1999 to January 2000, we recorded an unrealized gain of $3.9 million before the note was exchanged. The note payable was exchanged for XM Radio stock in January 2000, and we recorded a non-recurring gain of $32.9 million for the difference between the carrying value of the debt and XM Radio stock exchanged to settle the obligation.

Net capital expenditures, excluding XM Radio, for the six months ended June 30, 2000 for property and equipment were $9.6 million compared to $5.6 million in the same period of 1999. Expenditures consisted primarily of assets necessary to continue the build out of our terrestrial network. In addition, XM Radio expended $18.8 million in the first half of 2000 for leasehold improvements on their new office building, as well as for other expenditures for office furniture and equipment.

Net capital expenditures for property under construction represent those costs associated with the build out of the XM Radio network. It is anticipated that these expenditures will continue to be significant as XM Radio continues to build out its satellites and ground segments. For the first half of 2000, XM Radio expended $191.3 million for property under construction.

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

Summary of Liquidity and Financing Sources for Core Wireless Business

Our current operating assumptions and projections reflect our best estimate of subscriber and revenue growth and operating expenses. We anticipate that capital expenditures, operating losses, working capital and debt service requirements through 2000 can be met by (i) cash on hand, (ii) the borrowings available under the bank financing and the vendor financing, (iii) proceeds realized through the sale of inventory relating to our new products-eLink and MobileMAX2, and (iv) additional debt or equity financing transactions. We also believe that our investment in XM Radio may provide us, in the future, with flexibility for obtaining additional liquidity, should that be necessary. However, there are various restrictions on our ability to realize liquidity on our investment in XM Radio. Our ability to meet our projections is subject to numerous uncertainties and we cannot guarantee that our current projections regarding the timing of our ability to achieve positive operating cash flow will be accurate. If our cash requirements are more than projected, we may require additional financing in amounts which may be material. The type, timing and terms of financing that we select will be dependent upon our cash needs, the availability of other financing sources and the prevailing conditions in the financial markets. We cannot guarantee that additional financing sources will be available at any given time or available on favorable terms.

Our current financing arrangements are summarized below:

o A $138.3 million bank financing facility, consisting of (i) a $97.3 million unsecured five-year reducing revolving credit facility and
          (ii) a $41 million five-year term loan facility, with up to three additional one-year extensions subject to the lenders' approval, which is secured by the assets of the Company, principally our stockholdings in XM Radio. The bank financing is severally guaranteed by Hughes Electronics Corporation, Singapore Telecommunications Ltd., and Baron Capital Partners, L.P. Both facilities bear interest, generally, at 100 basis points above London Interbank Offered Rate-- LIBOR. Certain proceeds that we may receive are required to be used to repay and reduce the bank financing, unless otherwise waived by the lenders and the guarantors. As of July 31, 2000, the Company had outstanding borrowings of $41 million under the term loan facility at 7.875%, and $65 million under the revolving credit facility at rates ranging from 7.6875% to 8.0%. Additionally, in connection with the bank financing, we entered into an interest rate swap agreement which reduces the impact of interest rate increases on the term loan facility. Under the swap agreement, we will receive an amount equal to LIBOR plus 50 basis points, paid directly to the banks on a quarterly basis, on a notional amount of $41 million until the termination date of June 30, 2001. The unamortized fee paid for the swap agreement is reflected as an asset in the accompanying financial statements. We are exposed to a credit loss in the event the counter party does not perform under this agreement; however, we do not believe there is a significant risk of non performance, since the counter party to the swap agreement is a major financial institution.

o A vendor financing commitment from Motorola, Inc., a stockholder, to provide up to $10 million of vendor financing to finance up to 75% of the purchase price of additional terrestrial network base stations. Loans under this facility bear interest at a rate equal to LIBOR plus 7.0% and are guaranteed by Motient and each of its wholly-owned subsidiaries. The terms of the facility require that amounts borrowed be secured by the equipment purchased therewith. As of July 31, 2000 there were no funds available for borrowing under this facility.

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

o We have also arranged the financing of certain trade payables, and as of June 30, 2000, $0.7 million of deferred trade payables were outstanding at rates ranging from 6.07% to 12.00% and are generally payable by the end of 2000.

Commitments

At June 30, 2000, we had remaining contractual commitments to purchase subscriber equipment inventory, primarily related to eLink and MobileMAX2, in the amount of $34.3 million during 2000 and 2001. We have the right to terminate certain of these commitments by incurring a cancellation penalty representing a percentage of the unfulfilled portion of the contract. As of June 30, 2000 the cancellation penalty would have been approximately $5.2 million.

We have also contracted for the purchase of $9.6 million of base stations to expand our coverage and complete certain necessary site build-outs and we have certain other operating expense contract commitments that total approximately $1.9 million over the next year.

The aggregate fixed and determinable portion of all inventory commitments and obligations for other fixed contracts is $45.8 million of which $31.6 million is due in 2000 and $14.2 million is due in 2001.

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

In the first quarter of 2000, XM Radio raised an additional $228.6 million in net proceeds through a follow-on offering of 4.4 million shares of its Class A common stock and 2.0 million shares of Series B convertible redeemable preferred stock. In March 2000, XM Radio completed a high yield debt offering of 325,000 units, each unit consisting of $1,000 principal amount of 14% Senior Secured Notes due 2010 and one warrant to purchase 8.024815 shares of Class A common stock of XM Radio at an exercise price of $49.50 per share. XM Radio realized net proceeds of $191.3 million, excluding $123.0 million used to acquire securities which will be used to pay interest payments due under the notes for the first three years. On July 7, 2000, XM Radio reached an agreement for a private offering of 235,000 shares for $1,000 per share of its 8.25% Series C convertible redeemable preferred stock, which closed on August 8, 2000 and raised an additional net proceeds of approximately $227.0 million. XM Radio expects to record a $123.0 million beneficial conversion charge that will reduce earnings available to common stockholders. The issuance of the Series C preferred stock caused the exercise price of the warrants sold in March 2000 to be adjusted to $47.94.

XM Radio is also subject to certain commitments and contingencies. XM Radio has a distribution agreement with General Motors that will require significant expenditures in the future. Under its satellite contract with Hughes Space and Communications, Inc., XM Radio will incur payment obligations of approximately $541.3 million of which $350.8 million had been paid as of June 30, 2000. XM Radio has signed a contract with LCC International, Inc. (a related party to XM Radio), for the engineering of its terrestrial repeater network with total contract payments expected to be approximately $115 million through 2001. As of June 30, 2000, XM Radio has paid $14.0 million under this contract. Effective October 1999, XM Radio signed a contract with Hughes Electronics Corporation for the design, development, and purchase of terrestrial repeater equipment. The total value of this contract is $128 million and XM Radio has paid $12.5 million under this contract as of June 30, 2000. On February 16, 2000, XM Radio and Sirius Satellite Radio, a competitor of XM Radio, signed an agreement to develop a unified standard for satellite radios to facilitate the ability of consumers to purchase one radio capable of receiving both XM Radio's and Sirius Satellite Radio's services.

Other

Cash used in operating activities was $75.7 million for the six months ended June 30, 2000, of which $6.3 million was attributable to XM Radio. Excluding XM Radio, cash used in operating activities was $69.4 million, compared to $51.9 million for the six months ended June 30, 1999. The increase in cash used in operating activities was primarily attributable to (i) inventory purchases for our new products, without a corresponding amount of sales, and (ii) the timing of payments on accounts payable, offset by a decrease in operating losses. Cash used in investing activities was $303.3 million for six months ended June 30, 2000, of which $320.8 million was attributable to XM Radio. Excluding XM Radio, cash used in investing activities was $17.5 million, compared to $10.3 million for the same period in 1999. Excluding $10.8 million representing the amount of the proceeds received in the Motient Ventures transaction allocated to the Asset Sale Agreement, the decrease was primarily attributable to the purchase of the XM Radio Note Receivable in 1999, offset by higher payments in 2000 for property and equipment. Cash provided by financing activities was $599.4 million in the first half of 2000, of which $543.7 million was attributable to XM Radio. Excluding XM Radio, cash provided by financing activities was $55.7 million, $18.6 million of which represented the portion of the proceeds received in the Motient Ventures transaction allocated to the investors' option to convert to Motient Common Stock, compared to $61.2 million in the first half of 1999. This decrease is due to (i) the proceeds received from a related party in 1999 of $21.5 million, and (ii) higher payments in 2000 for debt obligations, offset by $2.4 million higher proceeds in 2000 for stock option and warrant exercises. Excluding XM Radio, proceeds from the issuance of Common Stock in connection with stock option and warrant exercises as well as stock issued under our employee stock purchase plan, were $5.3 million and $2.9 million for six months ended June 30, 2000, and 1999, respectively. Excluding XM Radio, payments on long-term debt and capital leases were $4.2 million and $3.0 million for the six months ended June 30, 2000 and 1999, respectively. As of June 30, 2000, excluding XM Radio, we had $4.6 million of cash and cash equivalents, working capital of $41.3 million, and $41.0 million of current investments restricted for the payment of interest. None of the cash and working capital held by XM Radio is available for use by the Company.

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

In November 1999 the FCC granted two applications to use a Canadian competitor's satellite system to provide mobile satellite services in the United States. This decision represents a departure from the FCC's previous statements that there is only enough spectrum in the mobile satellite services L-band to authorize a single mobile satellite services system to provide service in the United States. The United States Court of Appeals affirmed the FCC's decision and we are seeking a rehearing. Additional assignments of spectrum for such uses may occur in the future and could make it easier for new competitors to enter the market. In addition, increased competition has resulted in downward pressure on pricing for certain of the Company's products.

Accounting Standards

In June 1998, FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires the recognition of all derivatives as either assets or liabilities measured at fair value. This statement was originally effective for the year ended December 31, 2000. In June 1999, FASB issued Statement No. 137, which deferred the effective date of Statement No. 133 until fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amends FASB Statement No.
133. This Statement limits the scope to certain derivatives and hedging activities. The effective date of Statement No. 138 is for fiscal years beginning after June 15, 2000. We do not believe that the adoption of Statement No. 138 will have a material impact on our financial position, results of operations and cash flows.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. We are currently evaluating the impact of SAB 101 on our consolidated results of operations and financial condition. On June 26, 2000, the SEC delayed implementation of SAB 101 until the fourth quarter of fiscal years beginning after December 15, 1999. Any change in accounting principle required from adoption of SAB 101 will be reported as a cumulative effect of a change in accounting principle as of January 1, 2000.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation ("FIN 44"). FIN 44 further defines the accounting consequence of various modifications to the terms of a previously fixed stock option or award under APB Opinion No. 25, Accounting for Stock Issued to Employees. FIN 44 becomes effective on July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. In July 1999, XM Radio repriced certain options. FIN 44 requires that these options be accounted for as variable awards from July 1, 2000 until the date the award is exercised, forfeited, or expires unexercised. For those options that have vested as of July 1, 2000, compensation cost is recognized only to the extent that the exercise price exceeds the stock price on July 1, 2000. For those options that have not vested as of July 1, 2000, the portion of the award's intrinsic value measured at July 1, 2000 is recognized over the remaining vesting period. Additional compensation cost is measured for the full amount of any increases in stock price after the effective date and is recognized over the remaining vesting period. Any adjustment to compensation cost for further changes in the stock price after the award vests is recognized immediately. The effects of implementing FIN 44 may require XM Radio to recognize additional non-cash compensation commencing in the third quarter of 2000.

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

Under our Term Loan and Revolving Credit Facility, interest is paid generally at 100 basis points above LIBOR. The exposure to interest rate fluctuations is limited due to the interest rate paid on a monthly basis being variable and based on current market conditions. We have also entered into an interest rate swap agreement which reduces the impact of interest rate increases on the Term Loan Facility. Under this agreement, we receive an amount equal to LIBOR plus 50 basis points paid directly to the banks on a quarterly basis until the swap agreement terminates on June 30, 2001. Our Senior Notes bear interest at a fixed rate of 12 1/4%. We run the risk that market rates will decline and the required payments will exceed those based on current market rates.

                           PART II. OTHER INFORMATION

Item 2.        Changes in Securities and Use of Proceeds

(c) On June 29, 2000, Motient Satellite Ventures LLC, a Delaware limited liability company ("MSV"), of which Motient Corporation was then the sole member, issued to several investors (the "Investors") interests in MSV (the "MSV Interests") that represented, in the aggregate, an interest in the profits and losses of MSV of 20%, with Motient retaining 80% of the MSV Interests. The Investors paid, in the aggregate, $50 million to MSV for the MSV Interests purchased by them. The Investors were: Telcom Satellite Ventures Inc., Columbia Space (QP), Inc., Columbia Space (AI), Inc., Columbia Space Partners, Inc., Spectrum Space Equity Investors IV, Inc., Spectrum Space IV Parallel, Inc., and Spectrum Space IV Managers, Inc.

     The MSV Interests purchased by the Investors (the "Investor Interests") were not registered under the Securities Act of 1933, as amended (the "Securities Act"). The Investor Interests were sold to the Investors pursuant to the terms of an Investment Agreement, dated as of June 22, 2000 (the "Investment Agreement"), by and among Motient, MSV, and the Investors.

     No underwriters were engaged in connection with the issuance of the Investor Interests. Such issuance was made in reliance upon Section 4(2) of the Securities Act as a transaction not involving a public offering, the Investors having acquired the Investor Interests for their respective accounts without a view to the distribution thereof.

     Subject to the terms and conditions set forth in the Investment Agreement, the Investor Interests may be converted by the Investors, at their election, into shares of common stock, par value $.01 per share, of Motient ("Motient Common Stock"), until June 29, 2002 (subject to extension in certain limited circumstances), at a conversion price which will be set at the time of exercise, between $12 and $20 per share, as specified in the Investment Agreement. The Investors may not exercise this right, however, until after December 29, 2000, except under certain limited circumstances.

Item 4.        Submission of Matters to a Vote of Security Holders

(a) At the annual meeting of the stockholders of Motient held on May 23, 2000, the matters described under (b) and (c) below were voted upon.

(b) The following nominees, constituting all of the Company's directors, were elected to the Company's board of directors:

                          Votes For                    Individual Votes Withheld

Douglas I. Brandon        46,431,863                             157,983
Billy J. Parrott          46,431,863                             157,983
Gary M. Parsons           46,275,956                             313,890
Walter V. Purnell, Jr.    46,277,063                             312,783
Andrew A. Quartner        46,411,648                             178,198
Jack A. Shaw              46,431,863                             157,983

     (c)(1) The vote on the amendment to the Company's Restated Certificate of Incorporation to remove the Certificate of Incorporation's requirement of a minimum Board size was 46,031,529 for, 502,096 against, 56,221 abstaining.

        (2) The vote on the amendment to the Company's Restated Certificate of Incorporation to change the requirement for amending the Certificate of Incorporation from two-thirds of the outstanding common stock to a majority of the outstanding common stock was 37,027,201 for, 895,088 against and 101,857 abstaining.

        (3) The vote on amending and restating the Company's 1989 Employee Stock Option Plan as the Motient Stock Award Plan was 30,937,716 for, 7,033,075 against, and 53,355 abstaining.

        (4) The vote on the amendment to the Company's Employee Stock Purchase Plan to increase the number of authorized shares under such plan was 36,069,158 for, 1,908,494 against and 46,494 abstaining.

        (5) The vote on the ratification of Arthur Andersen LLP as independent accountants for the Company for 2000 was 46,547,990 for, 25,682 against, 16,174 abstaining

Item 6.       Exhibits and Reports on Form 8-K

(a)                        Exhibits

3.1           -     Restated  Certificate  of  Incorporation  of the Company (as
                    restated effective May 23, 2000) (incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form S-3 (File No. 333-42104)

3.2           -     Amended and  Restated  Bylaws of the Company (as amended and restated effective May 23, 2000) (incorporated by reference to Exhibit 3.2 to the Company's registration statement on Form S-3 (File No. 333-42104)

10.30d        -     Amendment No. 4 to Warrant  Certificates for the Purchase of
                    Shares of Common  Stock of Motient  Corporation  dated as of
                    June  29,  2000   issued  to  each  of  Hughes   Electronics
                    Corporation   and  Baron  Capital   Partners,   L.P.  (filed
                    herewith)

10.32b        -     Amendment No. 2 to Warrant  Certificates for the Purchase of
                    Shares of Common  Stock of Motient  Corporation  dated as of
                    June  29,  2000   issued  to  each  of  Hughes   Electronics
                    Corporation   and  Baron  Capital   Partners,   L.P.  (filed
                    herewith)

10.34d        -     Waiver,  dated as of June 27,  2000,  Under the Term  Credit
                    Agreement among the Company, Morgan Guaranty Trust Company of New York and Toronto Dominion (Texas), Inc. and the other banks party thereto (filed herewith)

10.35c        -     Waiver,  dated  as of June 27,  2000,  Under  the  Revolving
                    Credit  Agreement  among the Company,  Morgan Guaranty Trust
                    Company of New York and Toronto Dominion (Texas), Inc. and the other banks party thereto (filed herewith)

10.41         -     Investment  Agreement,  dated  as of June 22,  2000,  by and among Motient Corporation, Motient Satellite Ventures LLC, and certain other investors (filed herewith)

10.42         -     Asset Sale Agreement between Motient Satellite  Ventures LLC and Motient Services Inc., dated as of June 29, 2000(filed herewith)

10.43         -     Research &  Development,  Marketing  and Service  Agreement,
                    dated as of June 29, 2000, by and between Motient  Satellite
                    Ventures LLC and Motient Services Inc. (filed herewith)

10.44         -     First  Amended  and  Restated  Limited   Liability   Company
                    Agreement of Motient Satellite Ventures LLC dated as of June
                    29, 2000 (filed herewith)

10.45         -     Registration  Rights  Agreement dated as of June 29, 2000 by and  among  Motient  Corporation  and  certain  stockholders
                    (filed herewith)

27.0          -     Financial Data Schedule (filed herewith)

(b)           Current Reports on Form 8-K

              On June 29, 2000, the Company filed a Current Report on Form 8-K, in response to Item 5-Other Events, reporting that the Company had entered into a series of transactions relating to its satellite business.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         MOTIENT CORPORATION
                                         (Registrant)



August 14, 2000                          /s/W. Bartlett Snell
                                         --------------------
                                         W. Bartlett Snell
                                         Senior Vice President and
                                         Chief Financial Officer
                                         (principal financial and
                                          accounting officer and duly
                                          authorized officer to sign on
                                          behalf of the registrant)

                                  EXHIBIT INDEX

Number                 Description

3.1           -     Restated  Certificate  of  Incorporation  of the Company (as
                    restated effective May 23, 2000) (incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form S-3 (File No. 333-42104)

3.2           -     Amended and  Restated  Bylaws of the Company (as amended and restated effective May 23, 2000) (incorporated by reference to Exhibit 3.2 to the Company's registration statement on Form S-3 (File No. 333-42104)

10.30d        -     Amendment No. 4 to Warrant  Certificates for the Purchase of
                    Shares of Common  Stock of Motient  Corporation  dated as of
                    June  29,  2000   issued  to  each  of  Hughes   Electronics
                    Corporation   and  Baron  Capital   Partners,   L.P.  (filed
                    herewith)

10.32b        -     Amendment No. 2 to Warrant  Certificates for the Purchase of
                    Shares of Common  Stock of Motient  Corporation  dated as of
                    June  29,  2000   issued  to  each  of  Hughes   Electronics
                    Corporation   and  Baron  Capital   Partners,   L.P.  (filed
                    herewith)

10.34d        -     Waiver,  dated as of June 27,  2000,  Under the Term  Credit
                    Agreement among the Company, Morgan Guaranty Trust Company of New York and Toronto Dominion (Texas), Inc. and the other banks party thereto (filed herewith)

10.35c        -     Waiver,  dated  as of June 27,  2000,  Under  the  Revolving
                    Credit  Agreement  among the Company,  Morgan Guaranty Trust
                    Company of New York and Toronto Dominion (Texas), Inc. and the other banks party thereto (filed herewith)

10.41         -     Investment  Agreement,  dated  as of June 22,  2000,  by and among Motient Corporation, Motient Satellite Ventures LLC, and certain other investors (filed herewith)

10.42         -     Asset Sale Agreement between Motient Satellite  Ventures LLC and Motient Services Inc., dated as of June 29, 2000(filed herewith)

10.43         -     Research &  Development,  Marketing  and Service  Agreement,
                    dated as of June 29, 2000, by and between Motient  Satellite
                    Ventures LLC and Motient Services Inc. (filed herewith)

10.44         -     First  Amended  and  Restated  Limited   Liability   Company
                    Agreement of Motient Satellite Ventures LLC dated as of June
                    29, 2000 (filed herewith)

10.45         -     Registration  Rights  Agreement dated as of June 29, 2000 by and  among  Motient  Corporation  and  certain  stockholders
                    (filed herewith)

27.0          -     Financial Data Schedule (filed herewith)