Form 10-Q
period 2000-09-30
MOTIENT CORP
filed 2000-11-14
CIK 913665

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 ---------------


                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000
                           Commission File No. 0-23044
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

                                 ---------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Number of shares of Common Stock outstanding at November 10, 2000: 49,563,737

                          PART I- FINANCIAL INFORMATION
                          Item 1. Financial Statements


                      Motient Corporation and Subsidiaries

                 Consolidated Condensed Statements of Operations
                      (in thousands, except per share data)
                                   (Unaudited)

                                                                      Three months ended                    Nine months ended
                                                                         September 30,                         September 30,
                                                                         -------------                         -------------
                                                                   2000              1999                2000                1999
                                                                   ----              ----                ----                ----

REVENUES
   Services                                                      $ 19,810            $ 17,290              $55,182         $ 50,076
   Sales of equipment                                               6,847               5,680               19,333           15,997
                                                                    -----               -----               ------           ------
         Total Revenues                                            26,657              22,970               74,515           66,073
COSTS AND EXPENSES
   Cost of services and operations                                 18,573              17,287               55,365           51,673
   Cost of equipment sold                                          10,678               6,045               23,883           17,167
   Sales and advertising                                            8,633               5,548               22,479           16,018
   General and administrative                                      32,952              13,119               73,528           22,596
   Depreciation and amortization                                    9,932              14,911               28,220           42,315
                                                                    -----              ------               ------           ------
   Operating Loss                                                 (54,111)            (33,940)            (128,960)         (83,696)

   Interest and Other Income                                        9,015                 990               24,168            4,622
   Interest Expense                                               (15,278)            (18,136)             (46,288)         (50,957)
   Unrealized Loss on Note Receivable From XM Radio                    --                  --                   --           (9,919)
   Gain on Conversion of Convertible Note Payable to
     Related Party                                                     --                  --               32,854               --
   Unrealized (Loss) Gain on Convertible Note Payable to
   Related Party                                                       --              (2,807)               3,925            7,229
    Minority Interest in Loss of XM Radio                          13,391                  --               24,074               --
   Equity in Loss of XM Radio                                          --                  --                   --           (6,692)
                                                                 --------           ----------             --------        ---------
   Net Loss before Extraordinary Item, Preferred
     Dividend, and Beneficial Conversion Charge                   (46,983)            (53,893)             (90,227)        (139,413)

   Extraordinary Loss on Extinguishment of Debt                        --             (12,132)                (417)         (12,132)
                                                                ---------           ----------            ---------       ----------

Net Loss before Preferred Dividend and Beneficial
Conversion Charge                                                 (46,983)            (66,025)             (90,644)        (151,545)

   Preferred Stock Dividend Requirement of XM Radio                (1,914)                 --               (3,165)              --
   Beneficial Conversion and Beneficial Conversion
   Charges of XM Radio                                            (44,438)                 --              (44,438)              --
                                                                  --------          ----------            -------         ----------

   Net Loss Attributable to Common Shareholders                  ($93,335)           ($66,025)           ($138,247)       ($151,545)
                                                                 =========           =========           =========        ==========

Basic and Diluted Loss Per Share of Common Stock                   ($1.88)            ($1.18)              ($2.79)           ($3.79)
   Basic and Diluted Loss Per Share Extraordinary item                 --             ($0.27)               (0.01)           ($0.33)
                                                                ----------            -------             ---------          -------

   Basic and Diluted Net Loss Per  Share of common stock          ($1.88)             ($1.45)              ($2.80)           ($4.12)
                                                                  =======             =======             =========      ===========

   Weighted-Average Common Shares Outstanding During
    the Period                                                     49,532              45,421               49,378           36,740

See notes to consolidated condensed financial statements.





                      Motient Corporation and Subsidiaries

                      Consolidated Condensed Balance Sheets
                                 (in thousands)

                                                                              September 30, 2000               December 31, 1999
                                                                              ------------------               -----------------
                                                                                  (Unaudited)
ASSETS
CURRENT ASSETS:


     Cash and cash equivalents (includes $312,711 from XM Radio
     at September 30, 2000 and $50,698 at December 31, 1999)                         $313,082                        $51,474
     Short-term investments of XM Radio                                                    --                         69,472
     Accounts receivable-trade, net                                                    21,512                         16,594
     Inventory                                                                         27,290                         28,616
     Restricted short-term investments                                                 41,038                         41,038
     Restricted short-term investments of XM Radio                                     93,403                             --
     Other current assets                                                              20,986                         13,100
                                                                                       ------                         ------
         Total current assets                                                         517,311                        220,294
  PROPERTY AND EQUIPMENT, NET                                                         161,545                        116,516
  XM RADIO SYSTEM UNDER CONSTRUCTION                                                  728,773                        357,278
  GOODWILL AND OTHER INTANGIBLES, NET                                                  76,591                         62,211
  RESTRICTED INVESTMENTS                                                               15,635                         31,109
  RESTRICTED INVESTMENTS OF XM RADIO                                                   60,743                             --
  DEFERRED CHARGES AND OTHER ASSETS, NET                                               17,266                         22,540
                                                                                       ------                         ------
         Total Assets                                                              $1,577,864                       $809,948
                                                                                   ==========                       ========


See notes to consolidated condensed financial statements.

                      Motient Corporation and Subsidiaries

                      Consolidated Condensed Balance Sheets
                                 (in thousands)


                                                                                  September 30, 2000            December 31, 1999
                                                                                  ------------------            -----------------
                                                                                      (Unaudited)

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:

    Accounts payable and accrued expenses                                                  $102,885                    $67,885
    Obligations under capital leases due within one year                                      4,019                      6,154
    Current portion of vendor financing commitment due to related party                       4,172                      1,977
    Current portion of deferred trade payables                                                3,564                      3,983
    Other current liabilities                                                                13,260                      1,646
                                                                                             ------                      -----
         Total current liabilities                                                          127,900                     81,645
LONG-TERM LIABILITIES:
    Obligations under Senior Notes, net of discount                                         328,249                    327,576
    Senior Secured Notes of XM Radio, net of discount                                       262,815                         --
    Obligations under Bank Financing                                                        121,000                     85,000
    Capital lease obligations                                                                 8,849                        247
    Net assets acquired in excess of purchase price                                             812                      1,333
    Vendor financing commitment due to related party                                          5,058                      2,535
    Convertible note payable due to related party, at fair value                                 --                     50,138
    Other long-term liabilities                                                              24,538                      3,955
                                                                                             ------                      -----
         Total long-term liabilities                                                        751,321                    470,784
         Total liabilities                                                                  879,221                    552,429
                                                                                            -------                    -------

    MINORITY INTEREST IN XM RADIO                                                           650,716                    274,745
    STOCKHOLDERS' EQUITY (DEFICIT):
         Preferred Stock                                                                         --                         --
         Common Stock                                                                           495                        485
         Additional paid-in capital                                                         976,384                    844,181
         Deferred compensation                                                               (3,829)                    (6,536)
         Common Stock purchase warrants and conversion rights                                80,855                     63,290
         Unamortized guarantee warrants                                                     (15,072)                   (18,384)
         Cumulative loss                                                                   (990,906)                  (900,262)
                                                                                           ---------                  --------
         STOCKHOLDERS' EQUITY (DEFICIT)                                                      47,927                    (17,226)
                                                                                             ------                   ---------
         Total Liabilities, Minority Interest, and Stockholders' Equity (Deficit)        $1,577,864                   $809,948
                                                                                         ==========                   =========




See notes to consolidated condensed financial statements.


                      Motient Corporation and Subsidiaries

                 Consolidated Condensed Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)


                                                                                          Nine months ended September 30,
                                                                                        2000                          1999
                                                                                        ----                          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                               $(90,644)                     $(151,545)
Adjustments to reconcile net loss to net cash used in operating activities:
     Amortization of Guarantee Warrants and debt related costs                            8,783                         13,151
     Depreciation and amortization                                                       28,220                         42,315
     Equity in loss of XM Radio                                                              --                          6,692
     Net unrealized (gain) loss on marketable securities                                 (3,925)                         2,690
     Extraordinary loss on extinguishment of debt                                           417                         12,132
     Non cash stock compensation of XM Radio                                              8,264                             --
     Gain on conversion of convertible note payable to related party                    (32,854)                            --
     Minority Interest                                                                  (24,074)                            --
     Changes in assets and liabilities, net of acquisitions:
         Inventory                                                                        1,326                         (1,004)
         Prepaid in-orbit insurance                                                        (215)                        (1,449)
         Accounts receivable-trade                                                       (5,594)                        (5,395)
         Other current assets                                                            (4,029)                        (7,629)
         Accounts payable and accrued expenses                                           19,759                         (9,762)
         Deferred trade payables                                                         (1,103)                           975
         Deferred items, net                                                             15,169                            393
                                                                                         ------                            ---
         Net cash used in operating activities                                          (80,500)                       (98,436)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of Senior Note interest from escrow                                              20,503                         20,503
Purchase of XM Radio Note Receivable                                                         --                        (21,419)
XM Radio Acquisition costs                                                                   --                           (788)
Purchase of long-term restricted investments                                             (5,030)                        (3,613)
Net Purchase/Maturity of XM Radio's short-term investments                               69,472                             --
System under construction                                                              (347,134)                       (75,579)
Purchase of restricted investments by XM Radio                                         (104,637)                            --
Other investing activities by XM Radio                                                  (55,122)                            --
Asset Sale Agreement to Satellite Ventures                                               10,836                             --
Additions to property and equipment                                                     (51,609)                        (9,928)
                                                                                        --------                        -------
Net cash used in investing activities                                                  (462,721)                       (90,824)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Common Stock                                                    5,584                        121,974
Proceeds from issuance of conversion option to the investors of Satellite                18,411                             --
Ventures
Proceeds from issuance of Common and Preferred Stock by XM Radio                        436,026                             --
Proceeds from Senior Secured Notes and Stock Purchases Warrants issued by               322,898                        250,000
XM Radio
Principal payments under capital leases                                                  (3,463)                        (4,421)
Principal payments under Vendor Financing                                                (2,136)                          (861)
Proceeds from Bank Financing                                                             72,000                         52,000
Repayment of Term Loan                                                                   (1,000)                       (59,000)
Repayment of XM Radio Bank Loan                                                              --                            (73)
Repayment of WorldSpace loan by XM Radio                                                     --                        (75,000)
Proceeds from reduction of interest rate swap                                                --                          6,009
Repayments on Revolver                                                                  (35,000)                       (53,000)
Proceeds from note payable to related party                                                  --                         21,500
Debt issuance costs                                                                      (8,491)                       (10,722)
                                                                                         -------                       --------
Net cash provided by financing activities                                               804,829                        248,406
Net increase in cash and cash equivalents                                               261,608                         59,146
CASH AND CASH EQUIVALENTS, beginning of period                                           51,474                          2,285
                                                                                         ------                          -----
CASH AND CASH EQUIVALENTS, end of period                                               $313,082                        $61,431
                                                                                       ========                        =======

See  notes  to   consolidated   condensed financial statements.

                          PART I. FINANCIAL INFORMATION
                    Item 1. Financial Statements (continued)

                      MOTIENT CORPORATION AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements
                               September 30, 2000
                                   (Unaudited)

1. ORGANIZATION AND BUSINESS

Motient Corporation is a leading provider of two-way mobile communications services principally to business-to-business customers and enterprises. Motient Corporation (with its subsidiaries, "Motient" or the "Company") serves a variety of markets including mobile professionals, telemetry, transportation, field service, and nationwide voice dispatch, to customers in the United States. Motient provides its eLink (SM) two-way wireless email services to customers accessing email through corporate servers, Internet Service Providers (ISP) and Mail Service Provider (MSP) accounts, and paging network suppliers. In November 2000, Motient launched its BlackBerry (TM) by Motient wireless email solution, developed by Research in Motion ("RIM") and licensed to operate on Motient's network. BlackBerry by Motient is designed for large corporate accounts operating in a Microsoft Exchange environment and contains advanced encryption features.

As of September 30, 2000, the Company had an equity interest in XM Satellite Radio Holdings Inc. ("XM Radio") of approximately 33.1% (or 21.8% on a fully diluted basis); however, the Company continues to control XM Radio through its Board of Director membership and common stock voting rights. The operations and financing of XM Radio are maintained separate and apart from the operations and financing of Motient. Please refer to XM Radio's audited financial statements, included in its reports and filings with the Securities and Exchange Commission ("SEC"), for more detail about its business plan, risks, and financial results.

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

The consolidated balance sheet as of September 30, 2000, the consolidated statements of operations for the three and nine months ended September 30, 2000 and 1999, and cash flows for the nine months ended September 30, 2000 and 1999, have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000, and for all periods presented have been made.

Consolidation

The consolidated financial statements include the accounts of Motient, its wholly owned subsidiaries, and its controlled subsidiary -- XM Radio. All significant inter-company transactions and accounts have been eliminated.

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

On March 30, 2000, the FCC approved an application filed by XM Radio which would allow the Company to reduce its voting interest in XM Radio to a minimum of 40%, provided that the Company retains its right to elect a majority of the directors of XM Radio's Board of Directors. The Company has not reduced its voting interest in XM Radio and still maintains control of XM Radio. On July 14, 2000, XM Radio filed an application with the FCC to allow XM Radio to transfer its control from the Company to a diffuse group of owners, none of whom will have a controlling interest. This application is pending with the FCC. Under the terms outlined in this application, the Company will still retain its Board of Director membership but will no longer have the right to elect a majority of XM Radio's Board of Directors. At such time that the Company ceases to control XM Radio, the Company will account for its investment in XM Radio pursuant to the equity method.

Additionally, Motient Satellite Ventures LLC ("Satellite Ventures") was formed on June 29, 2000 (see Note 4 - Motient Satellite Ventures LLC). Although the Company has an 80% interest in Satellite Ventures, the minority investors have certain participative rights which provide for their participation in certain business decisions that may be made in the normal course of business; therefore, in accordance with Emerging Issues Task Force Issue No 96-16, the Company's investment in Satellite Ventures is recorded pursuant to the equity method.

Loss Per Share

Basic and diluted loss per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Options and warrants to purchase shares of common stock were not included in the computation of loss per share as the effect would be antidilutive. As a result, the basic and diluted earnings per share amounts are identical. As of September 30, 2000, there were approximately 4.6 million options and warrants that were not included in this calculation, because the effect would be antidilutive. Net loss attributable to common shareholders for the quarter ended September 30, 2000 reflects the deduction from net loss of the Company's share of XM Radio's 8.25% Series B convertible redeemable preferred stock dividend, as well as the Company's share of XM Radio's $123.0 million Series C convertible redeemable preferred stock beneficial conversion charge accrued for the third quarter. The dividend was paid on November 1, 2000. See Note 10-Subsequent events. For the nine months ended Sept. 30, 2000, the net loss attributable to common shareholders reflects the Company's share of the first, second and third quarter preferred stock dividends of XM Radio, as well as the beneficial conversion charge for XM Radio's placement of the Series C convertible securities.

Comprehensive Income

SFAS No. 130, "Reporting of Comprehensive Income" requires "comprehensive income" and the components of "other comprehensive income" to be reported in the financial statements and/or notes thereto. Since the Company does not have any components of "other comprehensive income," reported net income is the same as "comprehensive income" for the three and nine months ended September 30, 2000 and September 30, 1999.

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



                                                       Revenue for the Three            Revenue for the Nine
                                                           Months Ended                     Months Ended
                                                           September 30,                   September 30,
                                                           -------------                   -------------
                                                       2000            1999            2000            1999
                                                       ----            ----            ----            ----

Data Services                                          $14.0           $ 12.6           $40.0         $ 36.9
Voice Service                                            2.8              3.5             9.7            9.7
Capacity Resellers and Other                             3.0              1.2             5.5            3.5
Equipment                                                6.8              5.7            19.3           16.0


New Accounting Pronouncements

In September 1998, FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires the recognition of all derivatives as either assets or liabilities measured at fair value. This statement was originally effective for the year ended December 31, 2000. In September 1999, FASB issued Statement No. 137, which defers the effective date of Statement No. 133 until fiscal years beginning after September 15, 2000. In September 2000, the FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amends FASB Statement No. 133. This Statement limits the scope to certain derivatives and hedging activities. The effective date of Statement No. 138 is for fiscal years beginning after September 15, 2000. The Company does not believe that the adoption of Statement No. 138 will have a material impact on its financial position, results of operations and cash flows.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. The Company is currently evaluating the impact of SAB 101 on its consolidated results of operations and financial condition. On September 26, 2000, the SEC delayed implementation of SAB 101 until the fourth quarter of fiscal years beginning after December 15, 1999. Any change in accounting principle required from adoption of SAB 101 will be reported as a cumulative effect of a change in accounting principle as of January 1, 2000.

During the third quarter, XM Radio adopted Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation ("FIN 44"), effective July 1, 2000, to account for all options repriced by XM Radio during the period covered by FIN 44. The application resulted in additional compensation expense of $4.8 million recognized during the quarter ended September 30, 2000.

Concentrations of Credit Risk

For the nine months ended September 30, 2000, five customers accounted for approximately 26% of the Company's total revenue.

Inventory Valuation

Inventories are stated at lower of cost or market using the weighted-average cost method. In the third quarter of 2000, the Company reocrded an inventory write-down of $3.6 million associated with certain first-generation eLink devices.

Other

The Company paid approximately $6.9 million and $6.2 million in the nine-month period ended September 30, 2000 and September 30, 1999, respectively, to related parties for capital assets, service-related obligations, and payments under pre-existing financing agreements. There were no payments from related parties in the nine-month period ended September 30, 2000 and September 30, 1999. Total indebtedness to related parties at September 30, 2000 was approximately $8.0 million, and amounts due from related parties totaled $0.3 million. As described in Note 7-Commitments and Contingencies, XM Radio has contracted with Boeing Satellite Systems International, Inc. ("BSS", formerly Hughes Space and Communications, Inc.), a related party to the Company, for the construction and launch of XM Radio's satellite. Obligations under this contract are approximately $541.3 million, of which $461.1 million had been paid and $1.5 million was accrued as of September 30, 2000.

3.  STOCKHOLDERS' EQUITY (DEFICIT)

Significant activity in stockholders' equity from December 31, 1999 to September 30, 2000 consists of the following:

                                                     Additional
                                         Common       Paid-in          Deferred          Common Stock          Unamortized
                                          Stock       Capital        Compensation      Purchase Warrants   Guarantee Warrants
Balance December 31, 1999                   $ 485       $844,181          ($6,536)            $63,290       ($18,384)
Warrant Exercises                               5          7,788               --              (7,048)            --
Reduction  in  deferred  compensation
  on restricted stock                          --         (2,707)           2,707                  --             --
Issuance    of   Motient    Satellite
  Ventures LLC  investors'  option to
  convert into  Motient  common stock          --             --               --              18,411             --
  (See Note 4)
Amortization of Guarantee warrants             --             --               --                  --          4,335
Reduction   of   Guarantee   warrants
  related to extinguishment of debt            --             --               --                  --            329
Guarantee Warrant revaluation                  --             --               --               1,352         (1,352)
Common  Stock   Warrants   issued  in
connection with Yahoo! contract                --             --               --               4,850             --
Stock Option Exercises                          4          4,409               --                  --             --
Gain  in  connection  with  XM  Radio
  equity transactions                          --        121,530               --                  --             --
Issuance  of  shares   under   401(k)
  Savings   Plan,    Stock   Purchase
  Plan, and award of bonus stock                1          1,183               --                  --             --
                                         --------     ----------       -----------          ----------     ----------

Ending Balance September 30, 2000            $495       $976,384          ($3,829)            $80,855       ($15,072)
                                         ========     ==========       ===========          ==========     ===========


In July 2000, we signed an agreement with Yahoo! to promote our newly developed eLink Fortified with Yahoo! wireless product. In addition to our advertising commitment under this contract, we also issued common stock purchase warrants to Yahoo! The Yahoo! warrants were valued at approximately $4.9 million. These warrants will be amortized to sales and advertising expense in accordance with the roll out of the advertising plan, anticipated to run through July 2002.


4. MOTIENT SATELLITE VENTURES LLC

In June 2000, the Company formed a joint venture subsidiary, Motient Satellite Ventures LLC ("Satellite Ventures"), in which the Company owns 80% of the membership interests. The remaining 20% interest in Satellite Ventures is owned by three investors controlled by Columbia Capital, Spectrum Equity Investors LP and Telcom Ventures, L.L.C. (collectively, the "Investors"). The Investors paid $50 million to Satellite Ventures (in the aggregate), in exchange for their 20% interest, pursuant to an Investment Agreement, dated June 29, 2000, by and among Motient, Satellite Ventures, and the Investors.

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

Satellite Ventures will conduct research and development activities to explore the technical, strategic, and market potential of new wireless data communications services making use of the Company's existing satellite network. Satellite Ventures has signed a Research & Development, Marketing and Service Agreement, dated June 29, 2000 (the "R&D Agreement"), with Motient Services, under which Motient Services will provide technical, engineering, and similar assistance to Satellite Ventures. Motient Services will also provide Satellite Ventures with dedicated bandwidth on its satellite network, for the purpose of Satellite Ventures' testing and R&D activities. In exchange for these access rights and services, Satellite Ventures paid Motient Services a one-time, up-front fee of $20 million. The R&D Agreement would terminate upon any consummation of the Asset Sale Agreement described below.

At any time during the next two years, the Investors have the right to elect to purchase up to an additional 40% stake in Satellite Ventures, for an extra payment of $120 million (which amount will increase by a specified daily amount, after one year) (such payment is referred to as the "Additional Payment"). Upon such exercise, Satellite Ventures will consummate the purchase of all of the assets owned by Motient Services that relate to the satellite business, pursuant to the terms of an Asset Sale Agreement dated June 29, 2000, between Satellite Ventures and Motient Services. This Asset Sale Agreement is intended to be amended to reflect the pending sale of Motient Services' retail transportation business to Aether Systems, Inc. (see Note 5). The purchase price for such assets will be equal to the sum of $24 million (paid as a down payment in connection with the signing of the Asset Sale Agreement in June of 2000), and the Additional Payment received by Satellite Ventures from the Investors.

Also, at any time during the next two years, if the Investors decide that they do not wish to acquire control of Satellite Ventures and acquire the satellite assets of Motient Services as described above, they may convert their existing minority position in Satellite Ventures into shares of the Company's common stock, at a conversion price which will be set at the time of exercise, between $12 and $20 per share, as specified in the Investment Agreement. The Investors may not exercise this right, however, until after December 29, 2000, except under certain limited circumstances.

The $44 million received by Motient Services Inc. has been allocated, for accounting purposes, to the R&D Agreement, the Asset Sale Agreement, and the Investors' right to convert their minority interest in Satellite Ventures into shares of the Company's common stock, based on each component's relative fair value. Based on an independent valuation, the Company assigned approximately $18.6 million to the Investors' conversion right which is recorded as common stock warrants in the accompanying consolidated condensed balance sheet. The R&D agreement and Asset Sale Agreement were assigned relative fair values of approximately $14.6 million and $10.8 million, respectively, and are reflected in the accompanying consolidated condensed balance sheet as deferred revenue and long- term deposits, respectively. The funds received pursuant to the R&D Agreement will be recognized as service revenue over two years.

The Company received partial waivers from the banks and the Bank Facility Guarantors (as defined in Note 6 below) for the requirement in the Bank Facility that 50% of certain proceeds that the Company received be used to repay and permanently reduce the Revolving Credit Facility. In connection with these waivers, the Company agreed to reprice the remaining outstanding Bank Facility Guarantors' warrants. Under the terms of the bank facility waivers received, only $2.75 million of the initial $44 million payment received was used to repay outstanding amounts, and permanently reduce commitments, under the Company's Revolving Credit Facility, with the remainder of the initial $44 million payment retained by the Company. If the Investors elect to acquire control of Satellite Ventures and the Additional Payment is made as described above, then the Company will be required to use 50% of such proceeds to pay down outstanding balances and/or reduce commitments, under our Revolving Credit Facility and/or the Term Loan Facility. As a result of the $2.75 million permanent reduction of the Revolving Credit Facility, the Company recorded an extraordinary loss on extinguishment of debt of approximately $417,000 consisting of the write off, on a pro rata basis, of the deferred financing fees associated with the placement of the Bank Financing and warrants held by the Bank Facility Guarantors.


5.  SALE OF RETAIL TRANSPORTATION BUSINESS

On September 19, 2000, the Company signed a binding letter agreement to sell its retail transportation business to Aether Systems, Inc. ("Aether"). Aether will purchase the assets comprising the Company's wireless communications business for the transportation market, including the satellite-only and MobileMAX2 multi-mode mobile messaging business. In addition, Aether will enter into long-term, prepaid network airtime agreements pursuant to which Aether will purchase airtime on the Company's satellite and terrestrial networks. Aether will also become an authorized reseller of the Company's eLink wireless email service offering. Aether will acquire all of the assets used or useful in the retail transportation business, and will assume the related liabilities. Aether will also purchase the existing inventory in the business, and will be granted a perpetual license to use and modify any intellectual property owned by or licensed to the Company in connection with the business. The purchase price for these assets will be $45 million, plus the then-current book value of the inventory for the business. All of this amount will be paid at closing, except for $10 million which will be deposited in an escrow account and will be released to Motient upon satisfaction of certain criteria with respect to MobileMAX2. In addition, the Company has the opportunity to receive up to an additional $22.5 million as an "earn-out" payment, subject to the satisfaction of certain operating results for the business during 2001. Of the proceeds to be received by the Company from Aether, $20 million will be used to immediately repay and permanently reduce the Revolving Credit Facility. Proceeds, if any, from the $10 million escrow and the earn-out will also be used to repay and permanently reduce the Revolving Credit Facility.

To enable Aether to continue to operate the retail transportation business after the transaction closes, the Company and Aether will sign two long-term network airtime agreements, under which Aether will purchase airtime on the satellite and terrestrial networks. These agreements have a total value of $25 million, and Aether will prepay a significant portion of such amount upon closing. As part of these agreements, Aether will also become an authorized reseller of Motient's eLink wireless email service, as well as BlackBerry (TM) by Motient. The Company and Aether will also enter into certain transition arrangements with respect to certain facilities and functions. Aether intends to hire all of Motient's employees in the business. It is expected that the transaction will close in the fourth quarter 2000.

In connection with this transaction, the Company and the other members of Satellite Ventures agreed to reduce the purchase price in the asset sale agreement between Satellite Ventures and Motient Services, to account for the fact that Motient Services will receive certain consideration in the Aether transaction in exchange for the assets to be acquired by Aether, which assets otherwise would have been available to be acquired by Satellite Ventures. Upon closing of the Aether transaction, the purchase price to be paid by Satellite Ventures for the remaining assets of Motient Services will be reduced from $120 million to $80.5 million, and will be further reduced by an amount equal to one-half of any earn-out consideration received by the Company.


6.  LIQUIDITY AND FINANCING

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

The Company's current operating assumptions and projections reflect management's best estimate of subscriber and revenue growth and operating expenses. The Company anticipates that capital expenditures, operating losses, working capital and debt service requirements through 2000 can be met by (i) net proceeds from the Aether transaction, which is expected to close in the fourth quarter, or a combination of the following: (ii) cash on hand, (iii) the borrowings available under the bank financing and the vendor financing, (iv) proceeds realized through the sale of inventory relating to eLink and MobileMAX2 and (v) additional debt or equity financing transactions. Additionally, Motient Parent Company has the ability to monetize its investment in XM Radio, via direct quarterly sales or other arrangements, and transfer a portion of the proceeds to its subsidiaries. The Company's ability to meet its projections is subject to numerous uncertainties and there can be no assurance that the Company's current projections regarding the timing of its ability to achieve positive operating cash flow will be accurate. If the Company's cash requirements are more than projected, the Company may require additional financing in amounts which may be material. The type, timing and terms of financing that the Company selects will be dependent upon its cash needs, the availability of other financing sources and the prevailing conditions in the financial markets. The Company cannot guarantee that additional financing sources will be available at any given time or available on favorable terms.

XM Radio is operated, managed, and funded separately from the Company. See consolidating financial statements in Footnote 9 for XM Radio's separate financial statements. While the Company does not have any obligation or commitments to provide additional funding to XM Radio, and does not expect to provide such funding, it may chose to provide additional financing in the future. XM Radio will continue to require significant additional funding in the future. The failure of XM Radio to obtain the necessary financing could have a material adverse effect on the value of the Company's investment in XM Radio.


$335 Million Unit Offering

On March 30, 1998, Motient Holdings Inc. (formerly AMSC Acquisition Company, Inc.) issued $335 million of Units (the "Units") consisting of 12 1/4% Senior Notes due 2008 (the "Senior Notes"), and one warrant to purchase 3.75749 shares of Common Stock of the Company for each $1,000 principal amount of Senior Notes (the "Warrants") at an exercise price of $12.51 per share. The Warrants were valued at $8.5 million and are reflected in the balance sheet as a debt discount. In connection with the Senior Notes, Motient Holdings Inc. purchased approximately $112.3 million of restricted investments that are restricted for the payment of the first six interest payments on the Senior Notes. Interest payments are due semi-annually, in arrears, beginning October 1, 1998. As a result of the automatic application of certain adjustment provisions following the issuance of 7.0 million shares in the 1999 public offering, the exercise price of the warrants associated with the Senior Notes was reduced to $12.28 per share, the number of shares per warrant was increased to 3.83 shares for each $1,000 principle amount of Senior Notes, and the aggregate number of shares issuable upon exercise of such warrants was increased by 24,294. The additional Senior Note warrants and re-pricing were valued at $440,000. This was recorded as additional debt discount in the third quarter of 1999.

Bank Financing

In March 1998, the Company entered into two bank facilities: (i) the Revolving Credit Facility, a $100 million unsecured five-year reducing revolving credit facility maturing September 30, 2003, and (ii) the Term Loan Facility, a $100 million five-year, term loan facility with up to three additional one-year extensions subject to the lenders' approval. The Term Loan Facility was reduced to $40.0 million using proceeds from stock issuances in 1999 and 2000 and is not available for re-borrowing, and the Revolving Credit Facility was permanently reduced to $97.3 million using the proceeds received in June 2000 from the Satellite Ventures transaction. The Bank Financing is severally guaranteed by Hughes Electronics Corporation, Singapore Telecommunications Ltd. and Baron Capital Partners, L.P. (collectively, the "Bank Facility Guarantors"). As of October 31, 2000, the Company had outstanding borrowings of $40.0 million under the Term Loan Facility at 7.6875%, and $91.0 million under the Revolving Credit Facility at 7.625% to 8%. As noted above, upon the closing of the Aether transaction, $20 million will be used to immediately repay and permanently reduce the Revolving Credit Facility. Proceeds, if any, from the Aether $10 million escrow and the Aether earn-out will also be used to repay and permanently reduce the Revolving Credit Facility.

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

In connection with the Bank Financing, the Company entered into an interest rate swap agreement, with an implied annual rate of 6.51%. The swap agreement reduces the impact of interest rate increases on the Term Loan Facility. The Company paid a fee of approximately $17.9 million for the swap agreement. Under the swap agreement, an amount equal to LIBOR plus 50 basis points, is paid on a quarterly basis directly to the respective banks on behalf of the Company, on a notional amount of $100 million until the termination date of September 30, 2001. In connection with the pay down of a portion of the Term Loan Facility in 1999, the Company reduced the notional amount of its swap agreement from $100 million to $41 million. The Company is exposed to a credit loss in the event of non-performance by the counter party under the swap agreement. The Company does not believe there is a significant risk of non-performance as the counter party to the swap agreement is a major financial institution.

Other Financing

Motorola has entered into an agreement with the Company to provide up to $15 million of vendor financing, to finance up to 75% of the purchase price of additional network base stations. As of September 30, 2000, $9.2 million was outstanding under this facility at interest rates ranging from 13.0% to 13.629%, and $2.9 million was available for borrowing.

In July 2000, the Company financed the acquisition of approximately $8.4 million of network equipment through a capital lease. The lease has a three- year term and an effective interest rate of 14.4%.

The Company has also arranged the financing of certain trade payables, and as of September 30, 2000, $3.6 million of deferred trade payables were outstanding at rates ranging from 5.93% to 7.24%.

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

On August 8, 2000, XM Radio closed on a private offering of 235,000 shares for $1,000 per share of its 8.25% Series C convertible redeemable preferred stock, which yielded net proceeds of approximately $206.4 million and a stock subscription of $20.0 million. XM Radio recorded a $123.0 million beneficial conversion charge that reduced earnings available to common stockholders. The issuance of the Series C preferred stock caused the exercise price of the warrants sold in March 2000 to be adjusted to $47.94.

In connection with the first quarter and third quarter 2000 stock offering and in accordance with Staff Accounting Bulletin 51 (SAB 51), the Company recorded an increase to its investment in XM Radio of approximately $121.5 million to reflect the increase in the net book value of XM Radio. SAB 51 addresses the accounting for sales of stock by a subsidiary. Since XM Radio is a development stage company, SAB 51 requires that the difference in the carrying amount of the Company's investment in XM Radio and the net book value of XM Radio after the equity transactions, be reflected as a capital transaction. Accordingly the $121.5 million increase to the Company's investment in XM Radio is reflected as an addition to additional paid-in capital in the accompanying consolidated condensed balance sheet.


7. COMMITMENTS AND CONTINGENCIES

At September 30, 2000, the Company had remaining contractual commitments to purchase subscriber equipment inventory, primarily related to eLink and MobileMAX2, in the amount of $29.3 million during 2000 and 2001. The Company has the right to terminate certain of these commitments by incurring a cancellation penalty representing a percentage of the unfulfilled portion of the contract. As of September 30, 2000 the cancellation penalty would have been approximately $4.1 million.

The Company has also contracted for the purchase of $800,000 of base stations to expand its coverage and complete certain necessary site build-outs, and has certain other operating expense contract commitments that total approximately $1.2 million over the next year.

The aggregate fixed and determinable portion of all inventory commitments and obligations for other fixed contracts is $31.2 million, of which $6.5 million is due in 2000 and $23.9 million is due in 2001.

XM Radio is also subject to certain commitments and contingencies. XM Radio has a distribution agreement with General Motors that will require significant expenditures in the future. Under its satellite contract with BSS, XM Radio will incur payment obligations of approximately $541.3 million of which $461.1 million had been paid, and $1.5 million had been accrued, as of September 30, 2000. XM Radio has signed a contract with LCC International, Inc. (a related party to XM Radio), for the engineering of its terrestrial repeater network with total contract payments expected to be approximately $115 million through 2001. As of September 30, 2000, XM Radio has paid $30.8 million, and accrued an additional $12.9 million, under this contract. Effective October 1999, XM Radio signed a contract with Hughes Electronics Corporation for the design, development, and purchase of terrestrial repeater equipment. The total value of this contract is $128.0 million and XM Radio has paid $12.9 million under this contract as of September 30, 2000. On February 16, 2000, XM Radio and Sirius Satellite Radio, a competitor of XM Radio, signed an agreement to develop a unified standard for satellite radios to facilitate the ability of consumers to purchase one radio capable of receiving both XM Radio's and Sirius Satellite Radio's services. Refer to XM Radio's filings with the SEC for additional information regarding these contractual commitments.

8. LEGAL AND REGULATORY MATTERS

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

The United States Court of Appeals affirmed the FCC's decision. TMI's entry into the domestic U.S. marketplace provides additional competition to Motient and may increase TMI's demand for spectrum in the international coordination process. The FCC is also currently considering applications to use the Inmarsat satellite system to provide mobile messaging service in the United States. The grant of any of these applications would provide additional competition and may further adversely impact Motient's ability to coordinate spectrum access.

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

9. FINANCIAL STATEMENTS OF SUBSIDIARIES

In connection with the Company's acquisition of Motient Communications Company (formerly known as ARDIS Company) on March 31, 1998 (the "Motient Communications Acquisition"), and related financing discussed above, the Company formed a new wholly-owned subsidiary, Motient Holdings Inc. ("Motient Holdings"). The Company contributed all of its inter-company notes receivables and transferred its rights, title and interests in Motient Services Inc. and certain other subsidiaries that were subsequently dissolved (together with Motient Communications, the "Subsidiary Guarantors") to Motient Holdings, and Motient Holdings was the acquirer of Motient Communications and the issuer of the Senior Notes. Motient Corporation ("Motient Parent") is a guarantor of the Senior Notes. The Senior Notes contain covenants that, among other things, limit the ability of Motient Holdings and its Subsidiaries to incur additional indebtedness, pay dividends or make other distributions, repurchase any capital stock or subordinated indebtedness, make certain investments, create certain liens, enter into certain transactions with affiliates, sell assets, enter into certain mergers and consolidations, and enter into sale and leaseback transactions.

The Senior Notes are jointly and severally guaranteed on full and unconditional basis by the Subsidiary Guarantors and Motient Parent. The following unaudited condensed consolidating information for these entities presents:

o Condensed consolidating balance sheets as of September 30, 2000 and December 31, 1999, the condensed consolidating statements of operations for the three and nine months ended September 30, 2000 and 1999, and the condensed consolidating statement of cash flows for the nine months ended September 30, 2000 and 1999.
o      Elimination entries necessary to combine the entities comprising Motient.

                      Condensed Consolidating Balance Sheet

                            As of September 30, 2000
                                   (Unaudited)
                                 (in thousands)


                                                                   Consolidated                                         Consolidated
                                    Subsidiary  Motient   Elimi-     Motient       Motient                                  Motient
                                    Guarantors  Holdings  nations    Holdings      Parent      XM Radio   Eliminations      Parent
                                    ----------  --------  ---------  --------      ------      --------   ------------      ------

                                                                                              ASSETS
CURRENT ASSETS:
Cash and cash equivalents               $ 371      $ --       $ --      $ 371         $ --    $ 312,711          $ --    $ 313,082
Inventory                              27,290        --         --     27,290           --           --            --       27,290
Accounts receivable -- net             21,512        --         --     21,512           --           --            --       21,512
Restricted short-term investments          --    41,038         --     41,038           --       93,403            --      134,441
Other current assets                   18,285        --         --     18,285        1,277        1,424            --       20,986
                                       ------        --         --     ------        -----        -----            --       ------
   Total current assets                67,458    41,038         --    108,496        1,277      407,538            --      517,311
PROPERTY AND EQUIPMENT -- NET         131,909        --    (11,370)   120,539           --       42,133            --      162,672
SYSTEM UNDER CONSTRUCTION                  --        --         --         --           --      732,727        (5,081)     727,646
GOODWILL AND
   INTANGIBLES -- NET                  52,507    11,696         --     64,203        1,653       24,348       (13,613)      76,591
INVESTMENT IN XM RADIO                     --        --         --         --      284,705           --      (284,705)          --
DEFERRED CHARGES AND OTHER
   ASSETS -- NET                        3,656    11,662         --     15,318      (11,662)      13,656           (46)      17,266
RESTRICTED INVESTMENTS                  2,614       435         --      3,049       12,586       60,743            --       76,378
                                        -----       ---         --      -----       ------       ------     ----------      ------
   Total assets                      $258,144   $64,831   $(11,370)  $311,605     $288,559   $1,281,145    $ (303,445)  $1,577,864
                                     ========   =======   =========  ========     ========   ==========    ===========  ==========


                                                  LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and
  accrued expenses                   $ 27,586  $ 21,423       $ --    $49,009      $ 1,028     $ 52,283    $       --    $ 102,320
Obligations under capital
  leases due within one year            4,019        --         --      4,019           --          565            --        4,584
Current portion long-term debt          7,736        --         --      7,736           --           --            --        7,736
Other current liabilities              10,291        --         --     10,291           --        2,969            --       13,260
                                       ------        --         --     ------           --        -----            --       ------
   Total current liabilities           49,632    21,423         --     71,055        1,028       55,817            --      127,900
DUE TO PARENT/AFFILIATE               815,853    90,666   (904,197)     2,322      213,604           46      (215,972)          --
LONG-TERM LIABILITIES

Note payable to /from Issuer/Parent        --    14,000         --     14,000      (14,000)          --            --           --
Obligations under Bank Financing           --    81,000         --     81,000       40,000           --            --      121,000
Senior Notes, net of discount              --   328,249         --    328,249           --      262,815            --      591,064
Other long-term debt                    5,058        --         --      5,058           --          967            --        6,025
Capital lease obligations               7,882        --         --      7,882           --           --            --        7,882
Net assets acquired in excess
  of purchase price                       812        --         --        812           --           --            --          812
Other                                  18,002        --         --     18,002           --        6,536            --       24,538
                                       ------        --         --     ------           --     ---------           --       ------
   Total long-term liabilities         31,754   423,249         --    455,003       26,000      270,318            --      751,321
   Total liabilities                  897,239   535,338   (904,197)   528,380      240,632      326,181      (215,972)     879,221
MINORITY INTEREST                          --        --         --         --           --           --       650,716      650,716
STOCKHOLDERS' EQUITY (DEFICIT)       (639,095) (470,507)   892,827   (216,775)      47,927      954,964      (738,189)      47,927
                                     --------- ---------   -------   ---------      ------    ---------      ---------      ------
   Total Liabilities, Minority
   Interest, and Stockholders'
   Equity (Deficit)                  $258,144   $64,831   $(11,370)  $311,605     $288,559   $1,281,145     $(303,445)  $1,577,864
                                     ========   =======   =========  ========     ========   ==========     ==========  ==========


                      Condensed Consolidating Balance Sheet

                             As of December 31, 1999
                                   (Unaudited)
                                 (in thousands)

                                                                                           Consoli-                       Consoli-
                                                                                            dated                          dated
                                             Subsidiary    Motient   Elimi-      Motient    Motient                        Motient
                                             Guarantors    Holdings  nations     Holdings   Parent  XM Radio Eliminations  Parent
                                             ----------    --------  ---------   --------   ------- -------- ------------  -------

                                                                                              ASSETS
CURRENT ASSETS:

Cash and cash equivalents                        $ 776        $ --       $ --      $ 776      $ --   $ 50,698       $ --   $ 51,474
Short-term investments                              --          --         --         --        --     69,472         --     69,472
Inventory                                       28,616          --         --     28,616        --         --         --     28,616
Prepaid in-orbit insurance                       3,381          --         --      3,381        --         --         --      3,381
Accounts receivable-net                         16,594          --         --     16,594        --         --         --     16,594
Restricted short-term investments                   --      41,038         --     41,038        --         --         --     41,038
Other current assets                             6,074          --         --      6,074     2,568      1,077         --      9,719
                                                 -----          --         --      -----     -----      -----         --      -----
   Total current assets                         55,441      41,038         --     96,479     2,568    121,247         --    220,294
PROPERTY AND EQUIPMENT-NET                     126,914          --    (12,949)   113,965        --      2,551         --    116,516
SYSTEM UNDER CONSTRUCITON                           --          --         --         --        --    362,358     (5,080)   357,278
GOODWILL AND INTANGIBLES--NET                   51,158          --         --     51,158        --     25,380    (14,327)    62,211
INVESTMENT IN XM RADIO                              --          --         --         --   190,757         --   (190,757)        --
INVESTMENTIN/DUE FROM SUBSIDIARY
                                                    --     176,450   (176,450)        --  (148,913)        --    148,913         --
DEFERRED CHARGES AND OTHER ASSETS--NET
                                                 2,977      26,507         --     29,484   (10,597)     3,653         --     22,540
RESTRICTED INVESTMENTS                             320      18,360         --     18,680    12,429         --         --     31,109
                                                   ---      ------         --     ------    ------         --         --     ------
  Total assets                                $236,810    $262,355  $(189,399)  $309,766   $46,244   $515,189   $(61,251)  $809,948
                                              ========    ========  ==========  ========   =======   ========   =========  ========

                                                  LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expense          $ 31,073    $ 10,866       $ --   $ 41,939   $ 1,266   $ 24,680       $ --   $ 67,885
Obligations under capital lease due within
one year                                         5,982          --         --      5,982        --        172         --      6,154
Current portion long-term debt                   5,960          --         --      5,960        --         --         --      5,960
Other current liabilities                           --          --         --         --        --      1,646         --      1,646
                                                    --          --         --         --        --      -----         --      -----
  Total current liabilities                     43,015      10,866         --     53,881     1,266     26,498         --     81,645
DUE TO PARENT/AFFILIATE                        769,564          --   (769,626)       (62)  (14,934)        62     14,934         --
LONG-TERM LIABILITIES:Note payable
  to/from Issuer/Parent                             --      14,000         --     14,000   (14,000)        --         --         --
Obligations under Bank Financing                    --      44,000         --     44,000    41,000         --         --     85,000
Senior Notes, net of discount                       --     327,576         --    327,576        --         --         --    327,576
Other long-term debt                             2,535          --         --      2,535    50,138         --         --     52,673
Capital Lease obligations                           35          --         --         35        --        212         --        247
Net assets acquired in excess of purchase        1,333          --         --      1,333        --         --         --      1,333
price
Other long-term liabilities                        555          --         --        555        --      3,400         --      3,955
                                                   ---          --         --        ---        --      -----         --      -----
  Total long-term liabilities                    4,458     385,576         --    390,034    77,138      3,612         --    470,784
  Total liabilities                            817,037     396,442   (769,626)   443,853    63,470     30,172     14,934    552,429
                                               -------     -------   ---------   -------    ------     ------     ------    -------
MINORITY INTEREST                                   --          --         --         --        --         --    274,745    274,745
STOCKHOLDERS' EQUITY (DEFICIT)                (580,227)   (134,087)   580,227   (134,087)  (17,226)   485,017   (350,930)   (17,226)
                                              ---------   ---------   -------   ---------  --------   -------   ---------   --------
  Total liabilities, minority interest, and
stockholders' equity (deficit)                $236,810    $262,355  $(189,399)  $309,766   $46,244   $515,189   $(61,251)  $809,948
                                              ========    ========  ==========  ========   =======   ========   =========  ========


                 Condensed Consolidating Statement of Operations
                      Three Months ended September 30, 2000
                                   (Unaudited)
                                 (in thousands)



                                                                                 Consoli-                                 Consoli-
                                                                                 dated                                     dated
                                            Subsidiary    Motient   Elimi-      Motient    Motient                        Motient
                                            Guarantors    Holdings  nations     Holdings   Parent  XM Radio Eliminations  Parent
                                            ----------    --------  ---------   --------   ------- -------- ------------  -------

REVENUES
   Services                                  $19,810        $--        $--      $19,810       $300       $--       $(300)   $19,810
   Sales of equipment                          6,847         --         --        6,847         --        --          --      6,847
                                               -----         --         --        -----         --        --          --      -----
     Total Revenues                           26,657         --         --       26,657        300        --        (300)    26,657
COSTS AND EXPENSES
   Cost of service and operations             18,573         --         --       18,573         --        --          --     18,573
   Cost of equipment sold                     10,678         --         --       10,678         --        --          --     10,678
   Sales and advertising                       8,632         --         --        8,632          1        --          --      8,633
   General and administrative                  5,593        338         --        5,931        222    27,118        (319)    32,952
   Depreciation and amortization               9,181         --         --        9,181         --       991        (240)     9,932
                                               -----         --         --        -----    --------      ---        -----     -----
   Operating Loss                            (26,000)      (338)        --      (26,338)        77   (28,109)        259    (54,111)
Interest and Other Income                        226      4,514     (3,886)         854        400     8,047        (286)     9,015
Minority Interest in Loss of                      --         --         --           --         --        --      13,391     13,391
Subsidiaries
Equity in Loss of Subsidiaries                    --    (30,028)    30,028           --    (43,089)       --      43,089         --
Interest Expense                              (4,254)   (13,909)     3,886      (14,277)    (1,288)        2         285    (15,278)
                                              -------   --------     -----      --------    -------    -----         ---    --------
Net Loss Before
Preferred Dividend and Beneficial
Conversion Charge                            (30,028)   (39,761)    30,028      (39,761)   (43,900)  (20,060)     56,738    (46,983)
Preferred Stock Dividend
Requirement and Beneficial
Conversion Charge                                 --         --         --           --    (46,352)  (140,035)   140,035    (46,352)
                                                  --         --         --           --    --------  ---------   -------    --------
Net Loss Attributable to Common
Shareholders                                ($30,028)  ($39,761)   $30,028     ($39,761)  ($90,252)  ($160,095) $196,773   ($93,335)
                                            =========  =========   =======     =========  =========  ========== ========   =========


                 Condensed Consolidating Statement of Operations
                      Three Months ended September 30, 1999
                                   (Unaudited)
                                 (in thousands)



                                                                                Consoli-                                 Consoli-
                                                                                 dated                                     dated
                                            Subsidiary    Motient   Elimi-      Motient    Motient                        Motient
                                            Guarantors    Holdings  nations     Holdings   Parent  XM Radio Eliminations  Parent
                                            ----------    --------  ---------   --------   ------- -------- ------------  -------

REVENUES
     Services                                 $17,290        $--       $ --      $17,290      $300         --      $(300)   $17,290
     Sales of equipment                         5,680         --         --        5,680        --         --         --      5,680
                                                -----         --         --        -----        --         --         --      -----
       Total Revenues                          22,970         --         --       22,970       300         --       (300)    22,970
COSTS AND EXPENSES
   Cost of service and operations              17,287         --         --       17,287        --         --         --     17,287
   Cost of equipment sold                       6,045         --         --        6,045        --         --         --      6,045
   Sales and advertising                        5,524         --         --        5,524        24         --         --      5,548
   General and administrative                   4,316        339         --        4,655       258      8,506       (300)    13,119
   Depreciation and amortization               14,794         --       (526)      14,268        --        865       (222)    14,911
                                               ------         --       -----      ------        --        ---       -----     ------
   Operating Loss                             (24,996)      (339)       526      (24,809)       18     (9,371)       222    (33,940)
Interest and Other Income                          85      4,883     (3,885)       1,083     2,651        854     (3,598)       990
Unrealized Loss on Note Receivable
From XM Radio                                      --         --         --           --    (2,807)        --         --     (2,807)
Unrealized Gain on Note Payable to
Related Party                                      --         --         --           --        --         --         --          --
Equity in Loss of Subsidiaries                     --    (29,437)    29,437           --   (54,407)    54,407         --
Interest Expense                               (4,526)   (12,638)     3,885      (13,279)   (2,324)    (8,885)     6,352    (18,136)
                                               -------   --------     -----      --------   -------   -------      -----    --------
Loss before Extraordinary item                (29,437)   (37,531)    29,963      (37,005)  (56,869)   (17,402)    57,383    (53,893)
Extraordinary Loss on Extinguishment
on Debt                                            --         --         --           --   (12,132)        --         --    (12,132)
                                             ---------  ---------   --------   ---------  ---------  ---------   --------  ---------
Net Loss                                     ($29,437)  ($37,531)    $29,963   ($37,005)  ($69,001)  ($17,402)   $57,383   ($66,025)
                                             =========  =========    =======   =========  =========  =========   ========  =========


                 Condensed Consolidating Statement of Operations
                      Nine Months ended September 30, 2000
                                   (Unaudited)
                                 (in thousands)




                                                                                Consoli-                                 Consoli-
                                                                                 dated                                     dated
                                            Subsidiary    Motient   Elimi-      Motient    Motient                        Motient
                                            Guarantors    Holdings  nations     Holdings   Parent  XM Radio Eliminations  Parent
                                            ----------    --------  ---------   --------   ------- -------- ------------  -------

REVENUES
     Services                               $55,182           $--      $--      $55,182      $900         $ --      $(900)  $55,182
     Sales of equipment                      19,333            --       --       19,333        --           --         --    19,333
                                             ------            --       --       ------        --           --         --    ------
       Total Revenues                        74,515            --       --       74,515       900           --       (900)   74,515
COSTS AND EXPENSES
   Cost of service and operations            55,365            --       --       55,365        --           --         --    55,365
   Cost of equipment sold                    23,883            --       --       23,883        --           --         --    23,883
   Sales and advertising                     22,362            --       --       22,362       117           --         --    22,479
   General and administrative                15,639         1,016       --       16,655       862       56,929       (918)   73,528
   Depreciation and amortization             26,930            --       --       26,930        --        2,005       (715)   28,220
                                             ------       -------  --------      ------   -------        -----       -----   ------

   Operating Loss                           (69,664)       (1,016)      --      (70,680)      (79)     (58,934)       733  (128,960)

Interest and Other Income                       421        14,149  (11,573)       2,997       919       21,046       (794)   24,168
Gain on Conversion of Convertible Note
Payable to Related Party                         --            --       --           --    32,854           --         --    32,854
Unrealized Gain on Convertible Note
Payable to Related Party                         --            --       --                  3,925           --         --     3,925
Equity in Loss of Subsidiaries                   --       (82,283)  82,283           --  (124,784)          --    124,784        --
Minority Interest in Loss of                     --            --       --           --        --           --     24,074    24,074
Subsidiaries
Interest Expense                            (13,040)      (41,403)  11,573      (42,870)   (4,213)          --        795   (46,288)
                                            --------      --------  ------      --------   -------    --------        ---   --------
Net Loss before Extraordinary Item,
Preferred Dividend and Beneficial
Conversion Charge                           (82,283)     (110,553)  82,283    (110,553)   (91,378)     (37,888)   149,592   (90,227)
Extraordinary Loss on Extinguishment of
Debt                                             --          (417)      --        (417)        --           --         --      (417)
Preferred Stock Dividend Requirement
and Beneficial Conversion Charge                 --            --       --          --    (47,603)    (143,678)   143,678   (47,603)
                                                 --            --       --          --    --------    ---------   -------   --------
Net Loss Attributable to Common
Shareholders                               ($82,283)    ($110,970) $82,283   ($110,970) ($138,981)   ($181,566)  $293,270 ($138,247)
                                           =========    ========== =======   ========== ==========   ==========  ======== ==========


                 Condensed Consolidating Statement of Operations
                      Nine Months ended September 30, 1999
                                   (Unaudited)
                                 (in thousands)



                                                                                Consoli-                                 Consoli-
                                                                                 dated                                     dated
                                            Subsidiary    Motient   Elimi-      Motient    Motient                        Motient
                                            Guarantors    Holdings  nations     Holdings   Parent  XM Radio Eliminations  Parent
                                            ----------    --------  ---------   --------   ------- -------- ------------  -------

REVENUES
     Services                                 $50,076         $--       $ --    $50,076        $900        --      $(900)   $50,076
     Sales of equipment                        15,997          --         --     15,997          --                   --     15,997
                                               ------          --         --     ------          --                   --     ------
       Total Revenues                          66,073          --         --     66,073         900                 (900)    66,073
COSTS AND EXPENSES
   Cost of service and operations              51,673          --         --     51,673          --                   --     51,673
   Cost of equipment sold                      17,167          --         --     17,167          --                   --     17,167
   Sales and advertising                       15,893          --         --     15,893         125                   --     16,018
   General and administrative                  13,355       1,030         --     14,385         605     8,506       (900)    22,596
   Depreciation and amortization               43,251          --     (1,579)    41,672          --       865       (222)    42,315
                                               ------          --     -------    ------          --       ---      -----     ------
   Operating Loss                             (75,266)     (1,030)     1,579    (74,717)        170    (9,371)       222    (83,696)
Interest and Other Income                         257      14,695    (11,530)     3,422       3,944       854     (3,598)     4,622
UNREALIZED LOSS ON NOTE RECEIVABLE FROM
XM RADIO                                           --          --         --         --      (9,919)                  --     (9,919)
UNREALIZED GAIN ON NOTE PAYABLE TO
RELATED PARTY                                      --          --         --         --       7,229                   --      7,229
EQUITY IN LOSS OF SUBSIDIARIES                     --     (88,041)    88,041         --    (135,208)             128,516     (6,692)
INTEREST EXPENSE                              (13,032)    (38,317)    11,530    (39,819)     (8,605)   (8,885)     6,352    (50,957)
                                              --------    --------    ------    --------    -------   -------      -----    --------
LOSS BEFORE EXTRAORDINARY ITEM                (88,041)   (112,693)    89,620   (111,114)   (142,389)  (17,402)   131,492   (139,413)
EXTRAORDINARY LOSS ON EXTINGUISHMENT
OF DEBT                                            --          --         --         --     (12,132)       --         --    (12,132)
                                                   --          --         --         --    --------        --   --------    --------
NET LOSS                                     ($88,041)  ($112,693)   $89,620  ($111,114)  ($154,521) ($17,402)  $131,492  ($151,545)
                                             =========  ==========   =======  ==========  ========== =========  ========  ==========


                 Condensed Consolidating Statement of Cash flow
                      Nine Months Ended September 30, 2000
                                   (Unaudited)
                                 (in thousands)

                                                                                Consoli-                                 Consoli-
                                                                                 dated                                     dated
                                            Subsidiary    Motient   Elimi-      Motient    Motient                        Motient
                                            Guarantors    Holdings  nations     Holdings   Parent  XM Radio Eliminations  Parent
                                            ----------    --------  ---------   --------   ------- -------- ------------  -------


CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                      ($82,283) ($ 110,970)  $ 82,283 ($ 110,970) ($ 91,378) ($ 37,888) $ 149,592 ($ 90,644)
Adjustments to reconcile net loss to net
cash (used in) provided by operating
activities:
Amortization of Guarantee Warrants and debt
  discount and issuance costs                       --      5,204          --      5,204      3,579         --         --     8,783
Depreciation and amortization                   26,930         --          --     26,930         --      2,005       (715)   28,220
Non cash stock compensation of  XM Radio            --         --          --         --         --      8,264         --     8,264
Extraordinary loss on extinguishment of debt        --        417          --        417         --         --         --       417
Minority Interest                                   --         --          --         --         --         --    (24,074)  (24,074)
Gain on conversion on convertible note
  payable to related party                          --         --          --         --    (32,854)        --         --   (32,854)
Unrealized gain on marketable securities            --         --          --         --     (3,925)        --         --    (3,925)
Changes in assets  & liabilities
  Inventory                                      1,326         --          --      1,326         --         --         --     1,326
  Prepaid in-orbit insurance                      (215)        --          --       (215)        --         --         --      (215)
  Trade accounts receivable                     (5,594)        --          --     (5,594)        --         --         --    (5,594)
  Other current assets                          (4,953)        --          --     (4,953)     1,272       (348)        --    (4,029)
  Accounts payable and accrued expenses         (4,053)    10,557          --      6,504       (238)    13,493         --    19,759
  Deferred trade payables                       (1,103)        --          --     (1,103)        --         --         --    (1,103)
  Deferred Items--net                           14,031         --          --     14,031      1,138         --         --    15,169
                                                ------         --          --     ------      -----         --         --    ------
Net cash (used in) provided by operating
activities                                     (55,914)   (94,792)     82,283    (68,423)  (122,406)   (14,474)   124,803   (80,500)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of Senior Note interest from escrow         --     20,503          --     20,503         --         --         --    20,503
Additions to property & equipment              (14,958)        --          --    (14,958)        --    (36,651)        --   (51,609)
Asset Sale agreement to Satellite               10,836         --          --     10,836         --         --         --    10,836
Ventures
System under construction                           --         --          --         --         --   (347,134)        --  (347,134)
Net Purchase/Maturity of short-term
investments                                         --         --          --         --         --     69,472         --    69,472
Other investing activities by XM Radio              --         --          --         --         --    (55,122)        --   (55,122)
Purchase of long-term, restricted investments   (2,294)    (2,579)         --     (4,873)      (157)  (104,637)        --  (109,667)
                                                -------    -------         --     -------      -----  ---------        --  ---------
Net cash (used in) provided by investing        (6,416)    17,924          --     11,508       (157)  (474,072)        --  (462,721)
activities
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Common and Preferred Stock            --         --          --         --      5,584    436,026         --   441,610
  Proceeds from issuance of conversion
  option to the investors of
  Satellite Ventures                                --         --          --         --     18,411         --         --    18,411
  Funding from parent/subsidiary                67,524     39,868     (82,283)    25,109     99,694         --   (124,803)       --
  Principal payments under capital leases       (3,463)        --          --     (3,463)        --         --         --    (3,463)
  Principal payments under vendor lease         (2,136)        --          --     (2,136)        --         --         --    (2,136)
  Proceeds from Senior Secured Notes and
Stock Purchase Warrants                             --         --          --         --         --    322,898         --   322,898
  Proceeds from bank financing                      --     37,000          --     37,000     (1,000)        --         --    36,000
  Debt issuance costs                               --         --          --         --       (126)    (8,365)        --    (8,491)
                                               -------  ---------    ---------   -------   ---------    -------  ---------   -------

  Net cash provided by (used in) financing      61,925     76,868     (82,283)    56,510    122,563    750,559   (124,803)  804,829
  activities
  Net increase in cash and cash equivalants       (405)        --          --       (405)        --    262,013        --    261,608
  CASH & CASH EQUIVALENTS, beginning of
  period                                           776         --          --        776         --     50,698        --     51,474
                                                   ---         --          --        ---                ------               ------
  CASH & CASH EQUIVALENTS, end of
  period                                         $ 371       $ --        $ --      $ 371       $ --  $ 312,711      $ --  $ 313,082
                                                 =====       ====        ====      =====       ====  =========      ====  =========

                 Condensed Consolidating Statement of Cash Flow
                      Nine Months Ended September 30, 1999
                                   (Unaudited)
                                 (in thousands)


                                                                                Consoli-                                 Consoli-
                                                                                 dated                                     dated
                                            Subsidiary    Motient   Elimi-      Motient    Motient                        Motient
                                            Guarantors    Holdings  nations     Holdings   Parent  XM Radio Eliminations  Parent
                                            ----------    --------  ---------   --------   ------- -------- ------------  -------


CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                      ($88,041)  ($112,693)    $89,620 ($111,114)  ($154,521) ($17,402)  $131,492 ($151,545)
Adjustments to reconcile net loss to net cash
(used in) provided by operating
activities:
Amortization of Guarantee Warrants and debt
discount and issuance costs                         --       5,823          --     5,823       6,850       478         --    13,151
Depreciation and amortization                   41,673          --          --    41,673          --       642         --    42,315
Extraordinary loss on extinguishment of debt        --          --          --        --      12,132        --         --    12,132
Equity in loss in XM Radio                          --          --          --        --       6,692        --         --     6,692
Unrealized loss on note receivable from XM Radio    --          --          --        --       2,690        --        ---     2,690
  Changes in assets  & liabilities
   Inventory                                    (1,004)         --          --    (1,004)         --        --         --    (1,004)
   Prepaid in-orbit insurance                   (1,449)         --          --    (1,449)         --        --         --    (1,449)
   Accounts receivable--trade                   (5,395)         --          --    (5,395)         --        --         --    (5,395)
   Other current assets                         (7,618)         20          --    (7,598)      3,573    (3,604)        --    (7,629)
   Accounts payable and accrued expenses       (30,315)     37,485          --     7,170         706   (17,654)        --    (9,778)
   Accrued interest on Senior Notes                 --          16          --        16          --        --         --        16
   Deferred trade payables                         975          --          --       975          --        --         --       975
   Deferred Items--net                           1,423          --          --     1,423      (1,030)       --         --       393
                                                 -----          --          --     -----      -------       --         --       ---
   Net cash (used in) provided by operating    (89,751)    (69,349)     89,620   (69,480)   (122,908)  (37,540)   131,492   (98,436)
   activities

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of Senior Note interest from escrow         --      20,503          --    20,503          --        --         --    20,503
Additions to property & equipment               (9,730)         --          --    (9,730)         --      (198)        --    (9,928)
System under construction                           --          --          --        --          --   (75,579)        --   (75,579)
Purchase of XM Radio note receivable                --          --          --        --     (21,419)       --         --   (21,419)
XM Radio Acquisition costs                          --          --          --        --        (951)      163         --      (788)
Purchase of long-term, restricted investments     (536)     (1,217)         --    (1,753)     (1,860)       --         --    (3,613)
                                                  -----     -------         --    -------     -------       --         --    -------
  Net cash (used in) provided by investing     (10,266)     19,286          --     9,020     (24,230)  (75,614)        --   (90,824)
  activities

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of Common Stock            --          --          --        --     121,974                   --   121,974
  Funding from parent                          110,089      51,063     (89,620)   71,532      56,984     2,976   (131,492)       --
  Principal payments under capital leases       (4,421)         --          --    (4,421)         --        --         --    (4,421)
  Principal payments under vendor Financing       (861)         --          --      (861)         --        --         --      (861)
  Proceeds from bank financing                      --      52,000          --    52,000          --        --         --    52,000
  Proceeds from Series A subordinated               --          --          --        --          --   250,000         --   250,000
  convertible notes
  Repayments on Revolver                            --     (53,000)         --   (53,000)         --        --         --   (53,000)
  Repayment on term loan                            --          --          --        --     (59,000)       --         --   (59,000)
  Repayment on XM Radio bank loan                   --          --          --        --          --       (73)        --       (73)
  Repayment of WorldSpace loan                      --          --          --        --          --   (75,000)        --   (75,000)
  Proceeds from reduction of interest rate swap     --          --          --        --       6,009        --         --     6,009
  Debt issuance costs                               --          --          --        --        (329)  (10,393)        --   (10,722)
  Proceeds from note payable to related party       --          --          --        --      21,500        --         --    21,500
                                               -------      ------     -------    ------      ------   --------  ---------   ------
  Net cash provided by (used in) financing     104,807      50,063     (89,620)   65,250     147,138   167,510   (131,492)  248,406
  activities
  Net increase in cash and cash equivalents      4,790          --          --     4,790          --    54,356         --    59,146
  CASH & CASH EQUIVALENTS,  beginning of
  period                                         2,285          --          --     2,285          --        --         --     2,285
                                                 -----          --          --     -----          --   -------         --     -----
  CASH & CASH EQUIVALENTS, end of period        $7,075         $--         $--    $7,075         $--   $54,356        $--   $61,431
                                                ======         ===         ===    ======          ==   =======        ===   =======


10.  Subsequent Events

On October 5, 2000, XM Radio announced its regular quarterly dividend on its 8.25% Series B convertible redeemable preferred stock. The dividend was paid on November 1, 2000, in shares of Class A common stock and 25,734 shares of Class A Common stock were issued to the holders of record on October 20, 2000. The net loss attributable to common shareholders in the consolidated condensed statement of operations for quarter and nine months ended September 30, 2000 reflects the accrual and payments of these dividend to the preferred stockholders as of September 30, 2000.

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

We have made substantial investments in new products -- eLink (SM) and MobileMAX2 (TM). Our eLink service is a two-way wireless email device and electronic organizer that uses our terrestrial network. We believe that these products will capitalize on the rapid expansion of internet email usage, particularly in the business-to-business environment. We provide our industry-leading eLink two-way wireless email service to customers accessing email through corporate servers, Internet Service Providers (ISP) and Mail Service Provider (MSP) accounts, and paging network suppliers. Also, in July we entered into an agreement with Yahoo! Inc., a leading global Internet communications, commerce and media company, to use our eLink service to provide Yahoo! users wireless access to Yahoo! content and services. In November 2000, we launched our eLink Fortified with Yahoo! (TM) service. In November 2000, we launched our BlackBerry (TM) by Motient solution specifically designed for large corporate accounts operating in a Microsoft Exchange environment. BlackBerry is a popular wireless email solution developed by Research in Motion ("RIM") and is being provided on the Motient network under license from RIM.

MobileMAX2 is our second  generation  multi-mode  mobile data messaging  service which uses both our satellite and terrestrial networks to provide least-cost-routing capabilities, primarily to the transportation industry. We believe MobileMAX2 will allow for a lower cost of entry and contains added functionality that should allow the increased penetration of the less-than-truckload market. On September 19, 2000, the Company signed a binding letter agreement to sell its retail transportation business to Aether Systems, Inc. ("Aether"). Aether will purchase the assets comprising our wireless communications business for the transportation market, including the satellite-only and MobileMAX2 multi-mode mobile messaging business. Aether will acquire all of the assets used or useful in the retail transportation business, and will assume the related liabilities. Aether will also purchase the existing inventory in the business, and will be granted a perpetual license to use and modify any intellectual property owned by or licensed to the us in connection with the business. See "Liquidity and Capital Resources" for further details of this transaction.

We expect that our rollout of eLink, BlackBerry by Motient and eLink Fortified with Yahoo! will require a significant investment of financial resources. We believe that the market opportunity represented by these wireless data offerings is substantial, and we have decided to focus the majority of our available future resources on expanding our wireless data business. As a result of these factors and in light of certain regulatory developments in late 1999 with respect to our satellite voice business, we expect that the future level of investment in our voice business and satellite-related product lines will decrease as a percentage of our overall investment. While we expect that this shift in resources will ultimately yield an increase in our customer base, we expect that it will have the effect of driving down average revenue per unit as the percentage of voice customers decreases.

XM Radio

As of September 30, 2000, we had an equity interest in XM Satellite Radio Holdings Inc. ("XM Radio") of approximately 33.1% (or 21.8% on a fully diluted basis); however, we continue to control XM Radio through our Board of Director membership and common stock voting rights. In July 1999 we acquired all of the outstanding debt and equity interest in XM Radio from its other investor (the "XM Acquisition"). As a result, all of XM Radio's results for the period from July 7, 1999 have been included in our consolidated condensed financial statements. We will continue to consolidate XM Radio until we no longer control XM Radio. We must request and receive FCC approval to relinquish control of XM Radio. Prior to July 7, 1999, our investment in XM Radio was accounted for pursuant to the equity method of accounting. On July 14, 2000, XM Radio filed an application with the FCC to allow XM Radio to transfer its control from us to a diffuse group of owners, none of whom will have a controlling interest. This application is pending with the FCC. Under the terms outlined in this application, we will still retain our Board of Director membership but will no longer have the right to elect a majority of XM Radio's Board of Directors. At such time that we cease to control XM Radio, we will account for our investment in XM Radio pursuant to the equity method.

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

Our future operating results could be adversely affected by a number of uncertainties and factors, including:

o the launch of new products or the entry into new market segments, which may require us to continue to incur significant operating losses,


o our ability to complete the Aether transaction in a timely manner and to provide the appropriate resources during the transition period,

o our ability to fully recover the value of our inventory in a timely manner,

o our ability to gain market acceptance of new products and services, including our new product offerings, eLink, BlackBerry by Motient and eLink Fortified with Yahoo!,

o the timely roll-out of certain key customer initiatives and new products, including for example eLink Fortified with Yahoo!,

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

o         our ability to attract and retain key personnel,

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

Quarter and nine months ended September 30, 2000 and September 30, 1999

Revenue and Subscriber Statistics

Service revenues, which includes our data, voice, and capacity reseller services, approximated $19.8 million and $55.2 million for the three and nine months ended September 30, 2000, respectively, which constituted a $2.5 million, or 14% increase over the three months ended September 30, 1999 and a $5.1 million, or 10% increase over the nine months ended September 30, 1999. The increase in service revenues for the third quarter and first nine months of 2000 was primarily attributable to a 44% increase in subscribers, partially offset by average revenue per user reductions.



                                                             Three Months Ended
                                                                September 30,
                          Summary of Revenue                 2000           1999          Change         % Change
                                                                               (in millions)
                 Data Services                               $ 14.0          $ 12.6       $ 1.4              11%
                 Voice Service                                  2.8             3.5        (.07)            (20)
                 Capacity Resellers and Other                   3.0             1.2         1.8             150
                 Equipment Revenue                              6.8             5.7         1.1              19
                                                             ------          ------         ---
                     Total                                   $ 26.6           $23.0        $3.6              16%
                                                             ======          ======        ====



                                                              Nine Months Ended
                                                                September 30,
                          Summary of Revenue                 2000           1999          Change         % Change
                                                                               (in millions)
                 Data Services                                $40.0           $36.9        $3.1               8%
                 Voice Service                                  9.7             9.7         ---             ---
                 Capacity Resellers and Other                   5.5             3.5         2.0              57
                 Equipment Revenue                             19.3            16.0         3.3              21
                                                              -----           -----         ---
                     Total                                    $74.5           $66.1        $8.4              13%
                                                              =====           =====        ====



Our data service revenue increased as a result of approximately 53,000 additional subscribers at September 30, 2000 as compared to September 30, 1999, broken down as follows:


                                                     Revenue Growth
                                       Subscribers
             eLink                        29,300             $1.4
             Transportation               26,400              6.7
             Field Service                (4,700)            (5.8)
             Telemetry                     2,000              0.6
                                          -------            -----
                Total                     53,000             $2.9
                                          =======            =====


The growth in our transportation segment was primarily for UPS and multi-mode customers. The decrease in field service was a result of (i) contract price reductions from existing large customers and (ii) the expiration of a large contract.

The increase in service revenue from voice services was primarily the result of an increase in our voice subscribers of approximately 25% from September 30, 1999 to September 30, 2000. This was offset by a decrease in our average revenue per unit ("ARPU") caused by a shift in customer usage to lower-usage emergency response services, and a continued drop in average revenue per user for our maritime customers.

Service revenue from capacity resellers, who handle both voice and data services, increased primarily as a result of approximately $1.8 million in revenue under our Research and Development agreement with Satellite Ventures, offset by a reduction of approximately $260,000 in quarterly revenue from one customer who cancelled their back-up satellite capacity channels.

For the first nine months of 2000 we experienced an 14% decrease in ARPU caused by (i) late quarter subscriber additions and delayed sales through the reseller channels for our eLink product that did not add materially to revenues, (ii) the impact of a one-time voice contract credit, and (iii) a larger percentage of our customers using our data service, versus our voice service, which typically have a higher ARPU, offset by an increase in the ARPU related to the revenue from the Research and Development Agreement for which no subscribers were added. When normalized for the late quarter loading, one-time adjustment and revenue from the Research and Development Agreement, our ARPU decreased by 16% as compared to the ARPU as of December 31, 1999.

The increase in revenue for the nine months ended September 30, 2000 from the sale of equipment reflects the sale of hardware equipment associated with our eLink offerings of approximately $10.0 million, offset by a decrease in sales of single-mode, multi-mode and voice equipment of approximately $6.7 million. We expect this trend to continue with additional eLink offerings and the shift away from the voice business.

As is common in our industry, we report subscriber information and average revenue per unit per month statistics. Although these measures are not required under Generally Accepted Accounting Principles ("GAAP"), we believe that this information helps to demonstrate important trends in our business.




                                                         Subscribers
                                                     As of September 30,
                                                     -------------------
                                                    2000             1999
                                                    ----             ----
                  eLink                            30,653           1,312
                  Field Service                    43,878          48,544
                  Transportation                   73,637          47,232
                  Telemetry                        15,121          13,120
                  Maritime                          6,423           5,248
                  Other                            19,494          15,744
                                                  -------         -------
                           Total                  189,206         131,200
                                                  =======         =======

                  Average revenue per user            $37             $45
                                                      ===             ===


Expenses

                                                             Three Months Ended
                                                                September 30,
                          Summary of Expense                 2000           1999          Change         % Change
                          ------------------                 ----           ----          ------         --------
                                                                               (in millions)
                 Cost of Service & Operations                 $18.6           $17.3        $1.3               8%
                 Cost of Equipment Sales                       10.7             6.1         4.6              75
                 Sales & Advertising                            8.6             5.5         3.1              56
                 General & Administration-core                  5.8             4.6         1.2              26
                 wireless
                 General & Administration-XM Radio             27.1             8.5        18.6             219
                 Depreciation & Amortization-core               9.2            14.3        (5.1)            (36)
                 wireless
                 Depreciation & Amortization-XM Radio           0.8             0.6         0.2              33
                                                              -----           -----         ---
                     Total                                    $80.8           $56.9        $23.9             42%
                                                              =====           =====        =====




                                                              Nine Months Ended
                                                                September 30,
                          Summary of Expense                 2000           1999          Change         % Change
                          ------------------                 ----           ----          ------         --------
                                                                               (in millions)
                 Cost of Service & Operations                $ 55.4           $51.7         3.7               7%
                 Cost of Equipment Sales                       23.9            17.2         6.7              39
                 Sales & Advertising                           22.5            16.0         6.5              40
                 General & Administration-core                 16.6            14.1         2.5              18
                 wireless
                 General & Administration-XM Radio             56.9             8.5        48.4             569
                 Depreciation & Amortization-core              26.9            41.7       (14.8)             35
                 wireless
                 Depreciation & Amortization-XM Radio           1.3             0.6         0.7             117
                                                             ------          ------         ---
                     Total                                   $203.5          $149.8        $53.7             36%
                                                             ======          ======        =====


Effective July 7, 1999, we assumed control of XM Radio and we consolidated its results with ours from that point forward. Consequently, the results for the three and nine months ended September 30, 2000 reflect the costs of the consolidated entity. The results for the three and nine months ended September 30, 1999 include expenses on a consolidated basis from July 7, 1999 forward. Results of XM Radio prior to July 7, 1999 were accounted for under the equity method of accounting.

Cost of service and operations includes costs to support subscribers and to operate the network. As a percentage of total revenues, cost of service and operations was 70 % for the three months ended September 30, 2000 and 74% for nine months ended September 30, 2000, compared to 75% and 78% for the three and nine months ended September 30, 1999, respectively. The dollar increase in cost of service and operations for the nine months ended September 30, 2000 was primarily attributable to (i) a 28% increase in communication charges associated with increased service usage and more base stations and increased rates under communication contracts to that support the terrestrial network, (ii) a 15% increase in maintenance costs primarily for maintenance of our base stations,
(iii) an 8% increase in headcount as we continue the build-out of our network and to support our network, and (iv) a 17% increase for site rental costs associated with the build out of the terrestrial network, offset by (i) a reduction of approximately $2.6 million in Year 2000 costs and (ii) a 23% reduction in in-orbit insurance premiums.

The $6.7 million increase in cost of equipment sold for the nine months ended September 30, 2000, as compared to the first nine months of 1999, was a result of our growth in the sales of our eLink product line, which was introduced in the third quarter of 1999, offset by a $3.6 million inventory write-down associated with certain of these first generation devices. Additionally, sales of our single mode, multi mode and voice products were down 43% from the same period last year, which is reflected in the associated decrease in cost of those sales.

Sales and advertising expenses as a percentage of total revenue were approximately 32% and 30% for the quarter and nine months ended September 30, 2000, respectively, compared to 24% for the quarter and nine months ended September 30, 1999. The increase in sales and advertising expenses from the quarter and nine months ended September 30, 1999 to the quarter and nine months ended September 30, 2000 was primarily attributable to (i) increased trade show activity in the third quarter and first nine months of 2000 compared to the same periods in 1999, (ii) costs incurred in connection with our company name change in April 2000, (iii) an increase in advertising for the first nine months of 2000 to heighten our presence in the marketplace and to highlight our new product offerings, and (iv) eLink customer acquisition costs. We expect these costs to continue to increase as we increase our customer acquisitions and brand recognition efforts. XM Radio did not incur any sales and advertising expenses in the first nine months of 2000.

In July 2000, we signed an agreement with Yahoo! to promote our newly-developed eLink Fortified with Yahoo! wireless product. In addition to our advertising commitment under this contract, we also issued common stock purchase warrants to Yahoo! The Yahoo! warrants were valued at approximately $4.9 million. These warrants will be amortized to sales and advertising expense in accordance with the roll out of the advertising plan, anticipated to run through July 2002.

General and administrative expenses for the core wireless business as a percentage of total revenue were approximately 22% for the quarter and nine months ended September 30, 2000, compared to 20% and 21% for the same periods in 1999. The increase from the nine months ended September 30, 1999 to the nine months ended September 30, 2000 in our core wireless business general and administrative expenses was attributable to (i) a 15% increase in headcount from the prior year causing an increase in employee-related costs, (ii) increases in facility costs as a result of increased space rental, and (iii) an increase in regulatory costs, associated principally with our appeal of the FCC's decision to grant applications to competitors to provide mobile satellite services in the United States. See "Regulation" below.

General and administrative expenses for XM Radio increased as XM Radio prepares for the launch of service. Increases in costs are associated with research and development efforts, additional facility charges, and headcount related expenses. Additionally, in the third quarter of 2000, XM Radio incurred non-cash compensation charges of approximately $8.3 million for performance-based stock options and as a result of adopting the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation ("FIN 44"). XM Radio will continue to recognize quarterly non-cash compensation charges in accordance with FIN 44 depending on the market value of XM Radio's Class A common stock at the end each quarter.

Depreciation and amortization for the core wireless business was approximately 34% and 36% of total revenue for the three and nine months ended September 30, 2000, respectively, compared to 62% and 63% during the same periods in 1999. The decrease in depreciation and amortization expense for the nine months ended September 30, 2000 was primarily attributable to the $97.4 million asset impairment charge related to our satellite and satellite related ground segment assets taken in the fourth quarter of 1999. This resulted in a reduction in depreciation expense of approximately $12.2 million for the nine months ended September 30, 2000. Further reductions in depreciation expense are a result of older assets, particularly those associated with the mobile messaging business, being fully depreciated by the end of 1999.

Interest and other income was $9.0 million (of which $8.0 million was earned by XM Radio) for the third quarter of 2000 and $24.2 million (of which $21.0 million was earned by XM Radio) for the nine months ended September 30, 2000, as compared to $1.0 million and $4.6 million for the same periods in 1999, of which $1.0 million was earned by XM Radio. Excluding interest earned by XM Radio on its restricted investments, interest earned by the core wireless business was essentially flat and reflected interest earned on overnight investments. The reduction in interest earned on our escrow established for the Senior Notes as a result of lower escrow balances, was essentially offset by interest earned in 1999 on our note receivable from XM Radio, as XM Radio was accounted for under the equity method of accounting during the first six months of 1999.

We incurred $15.3 million of interest expense in the third quarter of 2000 and $46.3 million for the nine months ended September 30, 2000, compared to $18.1 million and $51.0 million during the same periods in 1999, of which $8.2 million was incurred by XM Radio. The net increase, excluding XM Radio, of $3.5 million for the nine months ended September 30, 2000 was a result of a $6.2 million decrease in amortization of warrants, prepaid interest and debt offering costs due to the debt discount costs that were written off in 1999 when we extinguished $59 million of debt on the Term Loan Facility, offset by higher debt balances as well as an approximate 1% increase in interest rates on our bank facility. We expect that interest costs will continue to be significant as we continue to draw down on our bank revolver.

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

Net capital expenditures, excluding XM Radio, for the nine months ended September 30, 2000 for property and equipment were $15.0 million compared to $9.7 million in the same period of 1999. Expenditures consisted primarily of assets necessary to continue the build out of our terrestrial network. In addition, XM Radio expended $36.7 million in the first nine months of 2000 for leasehold improvements on their new office building, as well as for other expenditures for office furniture and equipment.

Net capital expenditures for property under construction represent those costs associated with the build out of the XM Radio network. It is anticipated that these expenditures will continue to be significant as XM Radio continues to build out its satellites and ground segments. For the first nine months of 2000, XM Radio expended $347.1 million for property under construction.

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

As noted above, we have signed a binding letter agreement to sell our retail transportation business to Aether. In addition, Aether will enter into long-term, prepaid network airtime agreements with a total value of $25 million, pursuant to which Aether will purchase airtime on the Company's satellite and terrestrial networks. Aether will also become an authorized reseller of our eLink and BlackBerry by Motient wireless email service offering. These transactions are described below. Aether will acquire all of the assets used or useful in the retail transportation business, and will assume the related liabilities. Aether will also purchase the existing inventory in the business, and will be granted a perpetual license to use and modify any intellectual property owned by or licensed to the Company in connection with the business. The purchase price for these assets will be $45 million, plus the then-current book value of the inventory for the business. All of this amount will be paid at closing, except for $10 million which will be deposited in an escrow account and will be released to Motient upon satisfaction of certain criteria with respect to MobileMAX2. In addition, the Company has the opportunity to receive up to an additional $22.5 million as an "earn-out" payment, subject to the satisfaction of certain operating results for the business during 2001. Of the proceeds, $20 million will be used to immediately repay and permanently reduce the Revolving Credit Facility. Proceeds, if any, from the $10 million escrow and the Aether earn-out will also be used to repay and permanently reduce the Revolving Credit Facility.

To enable Aether to continue to operate the retail transportation business after the transaction closes, the Company and Aether will sign two long-term network airtime agreements, under which Aether will purchase airtime on the satellite and terrestrial networks. These agreements have a total value of $25 million, and Aether will prepay a significant portion of such amount upon closing. As part of these agreements, Aether will also become an authorized reseller of Motient's eLink wireless email service, as well as BlackBerry (TM) by Motient. The Company and Aether will also enter into certain transition arrangements with respect to certain facilities and functions. Aether intends to hire all of Motient's employees in the business.

Summary of Liquidity and Financing Sources for Core Wireless Business

Our current operating assumptions and projections reflect our best estimate of subscriber and revenue growth and operating expenses. We anticipates that capital expenditures, operating losses, working capital and debt service requirements through 2000 can be met by (i) proceeds from the Aether transaction, which is expected to close in the fourth quarter, or a combination of the following: (ii) cash on hand, (iii) the borrowings available under the bank financing and the vendor financing, (iv) proceeds realized through the sale of inventory relating to eLink and MobileMAX2 and (v) additional debt or equity financing transactions. Additionally, Motient Parent Company has the ability to monetize its investment in XM Radio, via direct quarterly sales or other arrangements, and transfer a portion of the proceeds to its subsidiaries. Our ability to meet our projections is subject to numerous uncertainties and there can be no assurance that our current projections regarding the timing of our ability to achieve positive operating cash flow will be accurate. If our cash requirements are more than projected, we may require additional financing in amounts which may be material. The type, timing and terms of financing that the we select will be dependent upon our cash needs, the availability of other financing sources and the prevailing conditions in the financial markets. We cannot guarantee that additional financing sources will be available at any given time or available on favorable terms.

Our current financing arrangements are summarized below:

o A $137.3 million bank financing facility, consisting of (i) a $97.3 million unsecured five-year reducing revolving credit facility and
          (ii) a $40 million five-year term loan facility, with up to three additional one-year extensions subject to the lenders' approval, which is secured by the assets of the Company, principally our stockholdings in XM Radio. The bank financing is severally guaranteed by Hughes Electronics Corporation, Singapore Telecommunications Ltd., and Baron Capital Partners, L.P. Both facilities bear interest, generally, at 100 basis points above London Interbank Offered Rate-- LIBOR. Certain proceeds that we may receive are required to be used to repay and reduce the bank financing, unless otherwise waived by the lenders and the guarantors. As of October 31, 2000, we had outstanding borrowings of $40 million under the term loan facility at 7.6875%, and $91.0 million under the revolving credit facility at rates ranging from 7.625% to 8.0%. Additionally, in connection with the bank financing, we entered into an interest rate swap agreement which reduces the impact of interest rate increases on the term loan facility. Under the swap agreement, we will receive an amount equal to LIBOR plus 50 basis points, paid directly to the banks on a quarterly basis, on a notional amount of $41 million until the termination date of September 30, 2001. The unamortized fee paid for the swap agreement is reflected as an asset in the accompanying financial statements. We are exposed to a credit loss in the event the counter party does not perform under this agreement; however, we do not believe there is a significant risk of non performance, since the counter party to the swap agreement is a major financial institution.

          As noted above, upon the closing of the Aether transaction, $20 million will be used to immediately repay and permanently reduce the Revolving Credit Facility. Proceeds, if any, from the Aether escrow and earn-out will also be used to repay and permanently reduce the Revolving Credit Facility.

o A vendor financing commitment from Motorola, Inc., a stockholder, to provide up to $15 million of vendor financing to finance up to 75% of the purchase price of additional terrestrial network base stations. Loans under this facility bear interest at a rate equal to LIBOR plus 7.0% and are guaranteed by Motient and each of its wholly-owned subsidiaries. The terms of the facility require that amounts borrowed be secured by the equipment purchased therewith. As of October 31, 2000 there was $2.9 million available for borrowing under this facility.

o An $8.4 million capital lease for network equipment acquired in July 2000. The lease has a term of three years and an effective interest rate of 14.4%.

o $335 million of senior notes issued at the time of the Motient Communications Acquisition. The notes bear interest at 12 1/4% annually and are due in 2008. A portion of the net proceeds of the sale of the notes was used to finance pledged securities that are intended to provide for the payment of the first six interest payments on these notes. Interest payments are due semi-annually, in arrears, and began on October 1, 1998. The notes were issued by a subsidiary of Motient, and are fully guaranteed by Motient.

o We have also arranged the financing of certain trade payables, and as of September 30, 2000, $3.6 million of deferred trade payables were outstanding at rates ranging from 5.93% to 7.24% and are generally payable by the end of 2000.

Commitments

At September 30, 2000, we had remaining contractual commitments to purchase subscriber equipment inventory, primarily related to eLink and MobileMAX2, in the amount of $29.3 million during 2000 and 2001. We have the right to terminate certain of these commitments by incurring a cancellation penalty representing a percentage of the unfulfilled portion of the contract. As of September 30, 2000 the cancellation penalty would have been approximately $4.1 million.

We have also contracted for the purchase of $800,000 of base stations to expand our coverage and complete certain necessary site build-outs, and have certain other operating expense contract commitments that total approximately $1.2 million over the next year.

The aggregate fixed and determinable portion of all inventory commitments and obligations for other fixed contracts is $31.2 million, of which $6.5 million is due in 2000 and $23.9 million is due in 2001.

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

In the first quarter of 2000, XM Radio raised an additional $228.6 million in net proceeds through a follow-on offering of 4.4 million shares of its Class A common stock and 2.0 million shares of Series B convertible redeemable preferred stock. In March 2000, XM Radio completed a high yield debt offering of 325,000 units, each unit consisting of $1,000 principal amount of 14% Senior Secured Notes due 2010 and one warrant to purchase 8.024815 shares of Class A common stock of XM Radio at an exercise price of $49.50 per share. XM Radio realized net proceeds of $191.3 million, excluding $123.0 million used to acquire securities which will be used to pay interest payments due under the notes for the first three years. In August 2000, XM Radio closed a private offering of 235,000 shares for $1,000 per share of its 8.25% Series C convertible redeemable preferred stock and raised additional net proceeds of approximately $206.4 million and a stock sbuscription of $20.0 million. XM Radio recorded a $123.0 million beneficial conversion charge that reduced earnings available to common stockholders. The issuance of the Series C preferred stock caused the exercise price of the warrants sold in March 2000 to be adjusted to $47.94.

XM Radio is also subject to certain commitments and contingencies. XM Radio has a distribution agreement with General Motors that will require significant expenditures in the future. Under its satellite contract with Boeing Satellite Systems International, Inc. ("BSS", formerly Hughes Space and Communications, Inc.), XM Radio will incur payment obligations of approximately $541.3 million of which $461.1 million had been paid, and $1.5 million had been accrued, as of September 30, 2000. XM Radio has signed a contract with LCC International, Inc. (a related party to XM Radio), for the engineering of its terrestrial repeater network with total contract payments expected to be approximately $115 million through 2001. As of September 30, 2000, XM Radio has paid $30.8 million, and accrued an additional $12.9 million, under this contract. Effective October 1999, XM Radio signed a contract with Hughes Electronics Corporation for the design, development, and purchase of terrestrial repeater equipment. The total value of this contract is $128.0 million and XM Radio has paid $12.9 million under this contract as of September 30, 2000. On February 16, 2000, XM Radio and Sirius Satellite Radio, a competitor of XM Radio, signed an agreement to develop a unified standard for satellite radios to facilitate the ability of consumers to purchase one radio capable of receiving both XM Radio's and Sirius Satellite Radio's services.

Satellite Ventures

As noted above, we formed a new joint venture subsidiary, Satellite Ventures, in which we own 80% of the membership interests. The remaining 20% interest in Satellite Ventures is owned by the Investors. The Investors paid $50 million to Satellite Ventures (in the aggregate), in exchange for their 20% interest. Of the $50 million payment received by Satellite Ventures, $6.0 million is being retained by Satellite Ventures and will be used to fund certain research and development activities, with the remaining $44 million paid to Motient Services Inc. ("Motient Services") (which owns our satellite and related assets). Of the $44 million paid to Motient Services, $20 million was for a Research and Development, Marketing and Service Agreement, and $24 million was a deposit under the Asset Sale Agreement. Motient is not required to provide additional financing to Satellite Ventures.

At any time during the next two years, the Investors have the right to elect to purchase up to an additional 40% stake in Satellite Ventures, for an extra payment of $120 million (which amount will increase by a specified daily amount, after one year). Upon such exercise, Satellite Ventures will consummate the purchase of all of the assets owned by Motient Services that relate to the satellite business. The purchase price for such assets will be $144 million, comprised of the $24 million described above as the deposit, and additional cash of $120.0 million at closing.

In connection with the Aether transaction, we and the other members of Satellite Ventures agreed to reduce the purchase price in the asset sale agreement between Satellite Ventures and Motient Services, to account for the fact that Motient Services will receive certain consideration in the Aether transaction in exchange for the assets to be acquired by Aether, which assets otherwise would have been available to be acquired by Satellite Ventures. Upon closing of the Aether transaction, the purchase price to be paid by Satellite Ventures for the remaining assets of Motient Services will be reduced from $120 million to $80.5 million, and will be further reduced by an amount equal to one-half of any earn-out consideration received by the Company.

Also at any time during the next two years, if the Investors decide that they do not wish to acquire control of Satellite Ventures and acquire the satellite assets of Motient Services as described above, they may convert their existing minority position in Satellite Ventures into shares of our common stock, at a conversion price which will be set at the time of exercise, between $12 and $20 per share, as specified in the Investment Agreement. The Investors may not exercise this right, however, until after December 29, 2000, except under certain limited circumstances.

We received partial waivers from the banks and the guarantors for the requirement in the bank facility that 50% of certain proceeds received by us be used to repay and permanently reduce the Revolving Credit Facility. Under the terms of the bank facility waivers received, only $2.75 million of the initial $44 million payment received was used to repay outstanding amounts, and permanently reduce commitments, under our bank facility, with the remainder of the initial $44 million payment retained by us. If the Investors elect to acquire control of Satellite Ventures and the Additional Payment is made as described above, then the Company will be required to use 50% of such proceeds to pay down outstanding balances and/or reduce commitments, under our bank facility.

Other

                                                     Nine Months Ended September 30, 2000      Nine Months Ended September 30, 1999
                                                     ------------------------------------      ------------------------------------


                                                       Core                                     Core
                                                     Business     XM Radio   Consolidated     Business   XM Radio (1)   Consolidated
                                                   ----------- ------------ -------------- ------------ --------------  ------------

Cash Used In Operating                               ($66,026)    ($14,474)    ($80,500)    ($60,896)      ($37,540)      ($98,436)

Cash Provided by (Used in) Investing                   11,351     (474,072)    (462,721)     (15,210)       (75,614)       (90,824)
Cash Provided by Financing:
    Common stock/warrant issuances                     23,995      436,026      460,021      121,974            ---        121,974
    Debt  payments on capital leases,
    vendor  financing                                  (5,599)          --       (5,599)      (5,282)           (73)        (5,355)
    Net funding from (repayment of) notes              37,000           --       37,000      (32,491)       175,000        142,509
    High yield financing                                  ---      322,898      322,898          ---            ---            ---
    Other                                              (1,126)      (8,365)      (9,491)      (3,305)        (7,417)       (10,722)
                                                      -------      -------      -------      -------        -------       --------
  Total Provided by Financing                          54,270      750,559      804,829       80,896        167,510        248,406
                                                       ------      -------      -------       ------        -------        -------

Total Net Cash Flow                                     ($405)    $262,013     $261,608       $4,790        $54,356        $59,146
                                                       ======     ========     ========       ======        =======        =======

Cash and Cash Equivalents                                $371     $312,711     $313,082       $7,075        $54,356        $61,431
Working Capital                                        40,401      351,675      392,076       50,936         41,970         92,906
Restricted Investments included in
    working capital                                   (41,038)     (93,403)    (134,441)     (41,038)            ---       (41,038)


(1) As noted above, the nine month period ended September 30, 1999 includes the results of XM Radio from July 7, 1999. Results prior to that were not consolidated.

The $5.1 million increase in cash used in operating activities for the core business was primarily attributable to (i) increased operating losses as we incurred additional expenses to operate the network and increase our market awareness, (ii) inventory purchases for our new products, without a corresponding amount of sales, and (ii) the timing of payments on accounts payable, offset by proceeds from Satellite Services for the prepaid research and development agreement.

Excluding $10.8 million representing the amount of the proceeds received in the Motient Ventures transaction allocated to the Asset Sale Agreement, the $15.7 million decrease in cash used in investing activities of the core business was primarily attributable to the purchase of the XM Radio Note Receivable in 1999, offset by higher payments in 2000 for property and equipment.

The $26.6 million decrease in cash provided by financing activities in the core business was a result of (i) $116.6 million reduction in proceeds from stock issuances and warrant exercises, offset by (ii) $48.0 million in net bank financings, (iii) proceeds of $18.6 million representing the portion of the proceeds received in the Motient Ventures transaction allocated to the investors' option to convert to Motient Common Stock, (ii) the proceeds received from a related party in 1999 of $21.5 million, and (iii) higher payments in 2000 for debt obligations. None of the cash and working capital held by XM Radio is available for our use.

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

Accounting Standards

In September 1998, FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires the recognition of all derivatives as either assets or liabilities measured at fair value. This statement was originally effective for the year ended December 31, 2000. In September 1999, FASB issued Statement No. 137, which deferred the effective date of Statement No. 133 until fiscal years beginning after September 15, 2000. In June 2000, the FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amends FASB Statement No.
133. This Statement limits the scope to certain derivatives and hedging activities. The effective date of Statement No. 138 is for fiscal years beginning after September 15, 2000. We do not believe that the adoption of Statement No. 138 will have a material impact on our financial position, results of operations and cash flows.

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

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation ("FIN 44"). FIN 44 further defines the accounting consequence of various modifications to the terms of a previously fixed stock option or award under APB Opinion No. 25, Accounting for Stock Issued to Employees. FIN 44 became effective on July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. In July 1999, XM Radio repriced certain options. FIN 44 requires that these options be accounted for as variable awards from July 1, 2000 until the date the award is exercised, forfeited, or expires unexercised. For those options that have vested as of July 1, 2000, compensation cost is recognized only to the extent that the exercise price exceeds the stock price on July 1, 2000. For those options that have not vested as of July 1, 2000, the portion of the award's intrinsic value measured at July 1, 2000 is recognized over the remaining vesting period. Additional compensation cost is measured for the full amount of any increases in stock price after the effective date and is recognized over the remaining vesting period. Any adjustment to compensation cost for further changes in the stock price after the award vests is recognized immediately. The effects of implementing FIN 44 required XM Radio to recognize additional non-cash compensation of approximately $6.0 million in the third quarter of 2000.


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

Under our Term Loan and Revolving Credit Facility, interest is paid generally at 100 basis points above LIBOR. The exposure to interest rate fluctuations is limited because the interest rate paid on a monthly basis is variable and based on current market conditions. We have also entered into an interest rate swap agreement which reduces the impact of interest rate increases on the Term Loan Facility. Under this agreement, we receive an amount equal to LIBOR plus 50 basis points paid directly to the banks on a quarterly basis until the swap agreement terminates on September 30, 2001. Our Senior Notes bear interest at a fixed rate of 12 1/4%. We run the risk that market rates will decline and the required payments will exceed those based on current market rates.

                           PART II. OTHER INFORMATION


Item 2.        Changes in Securities and Use of Proceeds

(c)

               On July 24, 2000, Motient Corporation issued a warrant (the "Warrant") to purchase up to 457,122 shares (the "Shares") of its common stock, par value $0.01 per share (the "Common Stock"), to Yahoo! Inc. ("Yahoo!"). The Warrant entitles Yahoo! to purchase the Shares at an exercise price of $14.7375 per share. The Warrant is exercisable until the earlier of: (i) July 24, 2004, and (ii) the effective date of the termination of the Promotion and Distribution Agreement, dated July 24, 2000, between Yahoo! and Motient (the "Promotion Agreement").

               The Warrant was not registered under the Securities Act of 1933, as amended (the "Securities Act"). The Warrant was issued to Yahoo! pursuant to the terms of the Promotion Agreement. No underwriters were engaged in connection with the issuance of the Warrant. Such issuance was made in reliance upon Section 4(2) of the Securities Act as a transaction not involving a public offering, Yahoo! having acquired the Warrant for its account without a view to the distribution thereof.

Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits

10.22a     -   Amendment  No.  2,  dated   September  1,  2000,  to  the  Credit
               Agreement,  dated as of June 17,  1998,  by and between  Motorola
               Inc. and Motient  Communications Company (formerly known as ARDIS
               Company) (filed herewith).

10.39a     -   Amended and Restated Shareholders' Agreement,  dated as of August
               8, 2000, by and among XM Satellite  Radio Holdings Inc.,  Motient
               Corporation,  Baron Asset Fund,  Baron  iOpportunity  Fund, Baron
               Capital Asset Fund, Clear Channel Investments,  Inc., Columbia XM
               Radio Partners,  LLC,  Columbia Capital Equity Partners III (QP),
               L.P.,   Columbia  XM  Satellite   Partners  III,   LLC,   DIRECTV
               Enterprises,  Inc., General Motors Corporation,  Madison Dearborn
               Capital Partners III, L.P., Special Advisors Fund I, LLC, Madison
               Dearborn Special Equity III, L.P., American Honda Motor Co., Inc.
               and Telcom-XM Investors, L.L.C. (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to XM Radio's Registration
               Statement on Form S-1 (File No. 333-39176)).

27.0       -   Financial Data Schedule (filed herewith)


(b)      Current Reports on Form 8-K

               On September 19, 2000, the Company filed a Current Report on Form 8-K, in response to Item 5-Other Events, reporting that the Company had entered into a transaction to sell its retail transportation business to Aether Systems, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         MOTIENT CORPORATION
                                         (Registrant)


November 14, 2000                        /s/W. Bartlett Snell
                                         --------------------
                                         W. Bartlett Snell
                                         Senior Vice President and
                                          Chief Financial Officer
                                          (principal financial and accounting
                                          officer and duly authorized officer
                                          to sign on behalf of the registrant)

                                  EXHIBIT INDEX

Number            Description

10.22a     -   Amendment  No.  2,  dated   September  1,  2000,  to  the  Credit
               Agreement,  dated as of June 17,  1998,  by and between  Motorola
               Inc. and Motient  Communications Company (formerly known as ARDIS
               Company) (filed herewith).

10.39a     -   Amended and Restated Shareholders' Agreement,  dated as of August
               8, 2000, by and among XM Satellite  Radio Holdings Inc.,  Motient
               Corporation,  Baron Asset Fund,  Baron  iOpportunity  Fund, Baron
               Capital Asset Fund, Clear Channel Investments,  Inc., Columbia XM
               Radio Partners,  LLC,  Columbia Capital Equity Partners III (QP),
               L.P.,   Columbia  XM  Satellite   Partners  III,   LLC,   DIRECTV
               Enterprises,  Inc., General Motors Corporation,  Madison Dearborn
               Capital Partners III, L.P., Special Advisors Fund I, LLC, Madison
               Dearborn Special Equity III, L.P., American Honda Motor Co., Inc.
               and Telcom-XM Investors, L.L.C. (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to XM Radio's Registration
               Statement on Form S-1 (File No. 333-39176)).


27.0       -   Financial Data Schedule (filed herewith)

                                                                  Exhibit 10.22a


                                                                  EXECUTION COPY

                       AMENDMENT NO. 2 TO CREDIT AGREEMENT


         This Amendment No. 2 to Credit Agreement (this "Amendment") is entered into as of September 1, 2000 by and between Motorola, Inc., a Delaware corporation ("Motorola") and Motient Communications Company (formerly known as ARDIS Company), a New York general partnership ("you" or the "Borrower"), to amend the Credit Agreement dated as of June 17, 1998, by and between Motorola and Borrower as amended by Amendment No. 1 to Credit Agreement dated as of October 15, 1998 (the Credit Agreement, as so amended the "Original Credit Agreement"; and the Original Credit Agreement as further amended by this Amendment, the "Agreement" or the "Credit Agreement"). Capitalized terms used herein without definition have the meanings ascribed to them in the Credit Agreement.

         1.    Amendment  to Section 1. The first two  sentences of Section 1 of
               -----------------------
the Credit Agreement are hereby deleted, and replaced in their entirety by the following language:

               The aggregate maximum principal amount of Credit that may be drawn under this Credit Agreement shall be $15,000,000. You may obtain Advances under this Credit Agreement until December 31, 2001, if, at the time of requesting an Advance, you have complied with all Requirements for Advances.

2.       Certain Definitions.
         -------------------

(a) All references to ARDIS Company in the Original Credit Agreement are amended to be deemed to be references to Motient Communications Company.

(b) All references to American Mobile Satellite Corporation in the Original Credit Agreement are amended to be deemed to be references to Motient Corporation.

(c) All references to AMSC Acquisition Company, Inc. in the Original Credit Agreement are amended to be deemed to be references to Motient Holdings Inc.

(d) Capitalized terms used in this Amendment without definition have the meanings assigned to them or incorporated into the Original Credit Agreement unless the context otherwise clearly requires.


         3. Representations and Warranties. In order to induce Motorola to enter
            ------------------------------
into this Amendment and to provide you with the Credit, you hereby represent and warrant to Motorola the following, except as otherwise disclosed to Motorola in writing concurrently with the execution of this Amendment:

         3.1. Status.  You are duly incorporated or formed, and validly existing
              ------
under the laws of the state of incorporation or formation. You (a) have the power and authority and the legal right to own and operate your property, to lease the property you operate, and to conduct the business in which you are currently engaged and in which you propose to engage, (b) are in compliance with all Requirements of Law except to the extent that the failure to comply therewith could not, in the aggregate, have a material adverse effect on your business, operations, assets (taken in the aggregate) or financial condition, and could not materially adversely affect your ability to perform your obligations under the Agreement, and (c) have qualified to do business in all jurisdictions where your ownership, lease or operation of property or the conduct of your business requires such qualification or recording, except to the extent that the failure to so qualify could not, in the aggregate, have a material adverse effect on your business, operations, assets (taken in the aggregate) or financial condition, and could not materially adversely affect your ability to perform your obligations under the Agreement.

         3.2. Power and Authority. You have the power, authority and legal right
              -------------------
to execute, deliver and perform the Amendment and the Agreement and to borrow thereunder, and have taken all necessary action to authorize the Credit on the terms and conditions of this Amendment and the Agreement, and to authorize the execution, delivery and performance of this Amendment and the Agreement and the related documents described herein and therein. Where any Governmental Authority, including without limitation any PUC, requires consents, filings or authorizations prior to the Credit, you shall have obtained all such consents, filings or authorizations. Other than such consents, filings or authorizations, no consent or authorization or filing with, or other act by or with respect to any Governmental Authority, is required in connection with the Credit under the Agreement or with the execution, delivery, performance, validity or enforceability of the Amendment or the Agreement. The Amendment has been duly executed and delivered and the Agreement constitutes your legal, valid and binding obligation, which obligation shall be enforceable against you in accordance with the terms of the Agreement, except as enforceability may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or similar laws affecting the enforcement of creditors' rights generally and general equitable principles.

         3.3. No  Violations.  The  execution,  delivery and  performance of the
              --------------
Amendment and the Agreement and the use of the proceeds of the Credit (i) will not violate, be in conflict with, result in a breach of or constitute a default under, any Requirement of Law or any of your contractual obligations, except to the extent such violations, in the aggregate, could not have a material adverse effect on (a) your business, operations, assets (taken in the aggregate) or financial condition, or (b) your ability to perform your obligations under the Agreement, and (ii) will not result in, or require, the creation or imposition of any Lien on any of your properties or revenues pursuant to any Requirement of Law or contractual obligation, other than pursuant to the Agreement. You are in compliance with the Employee Retirement Income Security Act of 1974 as amended from time to time (ERISA), and neither the execution nor the performance of the Agreement by you will result in any violation of ERISA. Any benefit plan that is subject to ERISA has been properly accounted for in your Financial Statements attached to the Credit Agreement.

         3.4. No Pending Actions. No litigation, investigation or proceedings of
              ------------------
or before any arbitrator or Governmental Authority is pending, or, to your knowledge is threatened, against you or, against any of your properties or revenues (a) with respect to the Agreement or any of the transactions contemplated thereby, or (b) which is reasonably expected to be adversely determined, and which, if adversely determined, could, individually or in the aggregate, have a material adverse effect on your business, operations, assets (taken in the aggregate) or financial condition.

         3.5. No Defaults.  You are not in default  under or with respect to any
              -----------
contractual obligation where such default could be materially adverse to your business, operations, assets (taken in the aggregate) or financial condition, or which could materially and adversely affect your ability to perform your obligations under the Agreement. No Default or Event of Default has occurred and is continuing.

         3.6. Good Title.  Any of your leases are in full force and effect,  and
              ----------
you enjoy peaceful and undisturbed possession thereunder; you have a recorded title in fee simple to all your owned real property, and good and marketable title to all your other personal property.

         3.7.  Taxes.  You have  filed or caused to be filed  all  material  tax
               -----
returns which are required by law to be filed, and have paid all taxes shown to be due and payable on said returns or on any assessment made by any Governmental Authority (other than those the amount or validity of which is currently being contested in good faith by appropriate proceedings and with respect to which reserves in conformity with GAAP have been provided on your books); and no tax Liens have been filed and, to your knowledge, no claims are being asserted with respect to any such taxes, fees or other charges other than inchoate Liens for taxes not yet due.

         3.8. No Extending of Credit.  Neither you nor any  guarantor is engaged
              ----------------------
or will generally engage in the business of purchasing or selling Margin Stock (as defined in Regulation G, T, U or X of the Board of Governors or of the Federal Reserve System) extending credit for the purpose of purchasing Margin Stock.

         3.9.  No Subsidiaries. Except as disclosed on Exhibit "D" to the Credit
               ---------------
Agreement, you have no subsidiaries and do not control, directly or indirectly, any other business entity.

         3.10. Patents, Trademarks, etc. You own or have the right to use all of
               ------------------------
the patents, trademarks, permits, service marks, trade names, copyrights, licenses and franchises or rights with respect to the foregoing (collectively
"patents"), necessary for the conduct of your business as presently contemplated, without any known conflict with the rights of others.

         3.11.  Information,  Reports,  etc. All information,  reports and other
                ---------------------------
papers and data furnished to Motorola by you on or at any time after the date hereof are or will be, at the time the same are so furnished, complete and correct in all material respects; and all projections concerning your business furnished by you, as supplemented, will be prepared or presented in good faith by you and have a reasonable basis. No fact is known to you which materially and adversely affects or in the future may (so far as you can reasonably foresee) materially and adversely affect the business, operations, assets (taken as a whole) or your financial condition which has not been set forth in the Financial Statements or in such information, reports, papers and data.

         3.12. Security Documents. The provisions of the Agreement are effective
               ------------------
to create in favor of Motorola a legal, valid and enforceable security interest in all your right, title and interest in the Collateral in which a security interest may be created under Article 9 of the Uniform Commercial Code; and when
(i) financing statements have been filed in the offices in the jurisdictions listed in Exhibit "E" to the Agreement, and (ii) except for any further filing or taking of possession which may be required under Section 9-306 of the UCC in order to perfect a security interest in proceeds of the Collateral and any taking of possession which may be required under the UCC in order to perfect a security interest in instruments, the Agreement will create and grant a fully perfected first Lien on, and security interest in the Collateral (including proceeds) in which a security interest may be perfected under Article 9 of the UCC.

         3.13. Governmental Regulation. You hold sufficient FCC licenses for the
               -----------------------
conduct of your business in each area in which you currently conduct your business. All of such licenses are valid, uncontested and in full force and effect.

         3.14. Assumed Names. You are not doing business under any fictitious or
               -------------
assumed names, except as disclosed in Exhibit "F" to the Agreement.

         3.15. Principal  Place of Business.   Your chief  executive  office and
               ----------------------------
principal place of business are located at the notice address shown next to your signature block on the Credit Agreement. Your books and records with respect to the Collateral are kept at this address.

         3.16.  Environmental  and Safety Matters.  You are in compliance in all
                ---------------------------------
  material respects with all federal, state, local and other statutes, ordinances, orders, judgments, rulings and regulations relating to the environment, environmental regulation or control, employee health and safety, or the generation, use, storage, disposal or transportation of toxic or hazardous materials, substances or wastes (collectively, "Environmental Laws").

         3.17  Collateral.  You  represent  that each of the items of Collateral
               ----------
  delivered prior to the date of this Amendment is identified by serial number in Exhibit B to this Amendment, and is located as of the date of this Amendment in the jurisdiction listed in Exhibit B.

         4.    Conditions to Effectiveness.
               ---------------------------

         This Amendment shall become effective, and Motorola's commitment to provide the Credit to you as set forth herein shall be conditioned upon, your satisfaction of each of the following conditions precedent:

(a) No Default or Event of Default shall have occurred and be continuing, and you shall have delivered to Motorola a certificate of Randy S. Segal, Senior Vice President and General Counsel, to such effect.

(b) You shall have delivered to Motorola executed counterparts of this Amendment, and an executed original of the Amended and Restated Promissory Note in the form attached hereto as Exhibit A (the "Note").

(c) You shall have delivered to Motorola a certificate of the Secretary or other authorized officer of the Borrower as to resolutions of the Board of Directors of the Borrower authorizing the execution, delivery and performance by the Borrower of this Amendment, the Note, and the other documents and instruments to be delivered by the Borrower hereunder.

(d) You shall have delivered to Motorola an Amended and Restated Guarantee Agreement of each of Motient Corporation (formerly American Mobile Satellite Corporation) and Motient Holdings Inc. (formerly AMSC Acquisition Company, Inc.), each in form and substance satisfactory to Mototorola.

(e) You shall have delivered to Motorola a certificate of the Secretary or other authorized officer of each of the Guarantors as to resolutions of the Board of Directors of such Guarantor authorizing the execution, delivery and performance by such Guarantor of the Amended and Restated Guarantee Agreement to be delivered by it hereunder and the other documents and instruments to be delivered by the Borrower hereunder.

(f) You shall have delivered to Motorola a certificate or certificates certifying the incumbency of the officer or officers executing this Amendment, the Note, each Amended and Restated
               Guarantee Agreement, and each other document and instrument delivered hereunder.

(g) You shall have delivered to Motorola an opinion of counsel satisfactory to Motorola as to (i) the due organization and valid existence of each of the Borrower and each Guarantor, (ii) the due authorization, execution, delivery and enforceability of the Credit Agreement, as amended by the Amendment, the Note, the Guarantees, and each other document and instrument delivered hereunder, (iii) the absence of any violation or breach of other agreements or applicable Laws, (iv) the absence of material litigation pending or threatened against the Borrower and each Guarantor, and (v) and as to such other matters as Motorola shall reasonably request.

(h) You shall have delivered each other document and instrument as Motorola shall have reasonably requested.

         Motorola's obligation to fund Advances under the Credit Agreement shall be subject to each of the conditions set forth in Section 8 of the Terms and Conditions.

         5. Release of Guarantee of Motient  Services  Inc.  From and after the
            -----------------------------------------------
effectiveness of this Amendment, Motorola hereby releases Motient Services Inc. (formerly AMSC Subsidiary Corporation) from all obligations and liabilities under its Guarantee Agreement dated as of June 17, 1998 with respect to obligations of the Borrower under the Original Credit Agreement, and Motient Services Inc. shall thereafter have no liability or obligations in respect of the Borrower's obligations under the Credit Agreement.

         6.  Notices.   The  Notice address for Motorola set forth in the Credit
             -------
Agreement is hereby amended as follows:


         Notice Address:
         Motorola, Inc.
         1303 East Algonquin Road
         Schaumburg, Illinois 60196
         Telephone:  (847) 725-4502
         Telecopy:  (847) 725-5097

         With a copy to:
         Motorola Credit Corporation
         1301 East Algonquin Road
         5th Floor
         Schaumburg, Illinois 60196
         Attention:  Director, North America Customer Finance

         6.  Ratification  of  Credit  Agreement.    Except as  amended  hereby,
             -----------------------------------
Motorola and the Borrower hereby ratify and confirm the Credit Agreement, and all of the terms set forth or incorporated therein.

         7.  Governing  Law.  This  Amendment  will  be  governed  by the law of
             --------------
Illinois without regard to its conflicts of law rules.


         8.  Counterparts.  This  Amendment  may  be  executed  in  one or  more
             ------------
counterparts   which,  taken  together,   shall  constitute  one  and  the  same
instrument.

                            [Signature page follows]

                  Executed by the parties hereto as of the date first set forth above.


                         MOTIENT COMMUNICATIONS COMPANY

                         By: /s/Richard J. Burnheimer

                         Its: Vice President and Treasurer


                         MOTOROLA, INC.

                         By: /s/Walter F. Keating III

                         Its: Vice President