Form 10-K
period 2000-12-31
MOTIENT CORP
filed 2001-04-02
CIK 913665

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000
                         Commission file number 0-23044

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The aggregate market value of shares of Common Stock held by non-affiliates at March 26, 2001 was approximately $85,766,610.

Number of shares of Common Stock outstanding at March 26, 2001: 49,575,413

                       DOCUMENTS INCORPORATED BY REFERENCE

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. __

                               MOTIENT CORPORATION


                         2000 Annual Report on Form 10-K


                                     PART I


This Annual Report on Form 10-K contains and incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements regarding our expected financial position and operating results, our business strategy and our financing plans are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," "project," or "intend." These forward-looking statements reflect our plans, expectations and beliefs and, accordingly, are subject to certain risks and uncertainties. We cannot guarantee that any of such forward-looking statements will be realized.

Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements ("Cautionary Statements") include, among others, those described under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview," and elsewhere in this annual report, including in conjunction with the forward-looking statements included in this annual report. All of our subsequent written and oral forward-looking statements (or statements that may be attributed to us) are expressly qualified by the Cautionary Statements. You should carefully review the risk factors described in our other filings with the Securities and Exchange Commission (the "SEC") from time to time, including our registration statement on Form S-3 (File No. 333-42104), and our quarterly reports on Form 10-Q to be filed after this annual report, as well as our other reports and filings with the SEC. In addition, you are urged to review carefully the prospectus (including supplements) included within the registration statement (File No. 333-47570) of XM Satellite Radio Holdings Inc. ("XM Radio"), and XM Radio's current report on Form 8-K dated February 21, 2001 (File No. 0-27441), each filed with the SEC, which describe certain risk factors relating to XM Radio's business, as well as XM Radio's other reports filed from time to time with the SEC.

Our forward-looking statements are based on information available to us today, and we will not update these statements. Our actual results may differ significantly from the results discussed.



Item 1.           Business.



                                    Overview



We are a nationwide provider of two-way, wireless mobile data services and mobile Internet services. Our customers use our network and applications for email messaging and dispatch and voice communications services, enabling businesses, mobile workers and consumers to transfer electronic information and messages and access corporate databases and the Internet. Our network is designed to offer a broad array of wireless data services such as:

o two-way mobile Internet services, including our eLink(sm) wireless email service and BlackBerry(TM) by Motient wireless email, that provide users integrated wireless access to a broad range of corporate and Internet email and Net-based information;

o    telemetry  systems  that  connect  remote   equipment,   such  as  wireless
     point-of-sale terminals, with a central monitoring facility;

o mobile data and call dispatch fleet management systems used by large field service organizations; and

o point-to-multi-point voice communications systems used by natural resource companies, utilities, government agencies and other entities with mobile fleets and field workers.

We have been providing terrestrial wireless services to customers for several years, using a network which possesses four key design attributes: (1) two-way communication, (2) deep in-building penetration, (3) user mobility, and (4) broad nationwide coverage. We offer our customers the nation's largest, most fully-deployed terrestrial wireless two-way data network, comprising over 2,000 base stations that provide service to 430 of the nation's largest cities and towns, including virtually all metropolitan areas. In 2000, we significantly improved terrestrial network performance and coverage, adding approximately 200 new base stations. Our satellite in geosynchronous orbit overlays our terrestrial network, thereby extending the service area coverage of our network for certain of our transportation service offerings throughout all 50 states and the Caribbean. The satellite also provides nationwide voice and dispatch services. As of December 31, 2000, there were approximately 206,000 end users on our networks, of which 188,000 were using data services and 18,000 were using voice services.

We believe that our network's rapid message response time, extensive nationwide coverage and deep in-building penetration are key competitive advantages. Our business-to-business customers enjoy the advantages of wireless integrated network applications and mobile Internet services for mission critical applications, built on a fully redundant network architecture. We are the only mobile data network to offer guaranteed message delivery to our customers.


Our Investment in XM Radio

In addition to our core wireless business, we have a significant investment in XM Satellite Radio Holdings Inc. ("XM Radio"), a development stage company. XM Radio is seeking to become a nationwide provider of digital quality audio entertainment and information programming transmitted directly by satellites to vehicle, home and portable radios. XM Radio owns one of two FCC licenses to provide a satellite digital audio radio service for the United States. XM Radio is developing its service, which it will call "XM Radio," to provide a wide variety of music, news, talk, sports and other programming offering up to 100 distinctive channels. XM Radio completed its initial public offering in October 1999.


                               Recent Developments

Sale of Transportation Business to Aether Systems, Inc.

On November 29, 2000, we sold our retail transportation business to Aether Systems, Inc. Aether purchased the assets comprising our wireless communications business for the transportation market, including our satellite-only and MobileMAX2(TM) multi-mode mobile messaging business. Aether purchased our existing inventory in the business, and was granted a perpetual license to use and modify any intellectual property owned by or licensed to us in connection with the business. The purchase price for these assets and license was $45 million, plus the book value of the inventory. Of the $45 million, $10 million was deposited in an escrow account and is not payable to us unless certain criteria with respect to MobileMAX2 are satisfied. In addition, we have the opportunity to receive up to an additional $22.5 million as an "earn-out" payment, subject to the satisfaction of certain operating results for the acquired business during 2001.

To enable Aether to continue to operate the retail transportation business, we and Aether signed two long-term network airtime agreements, under which Aether will purchase airtime on our satellite and terrestrial networks. These agreements have a total value of $20 million. As part of these agreements, Aether also became an authorized reseller of Motient's eLink (sm) wireless email service, as well as BlackBerry(TM) by Motient.


Mobile Satellite Ventures LLC

On January 12, 2001, we entered into a definitive agreement, subject to certain conditions, to amend in several respects the terms of our June 2000 transaction involving Mobile Satellite Ventures LLC ("Satellite Ventures"). First, the investors who currently own 20% of Satellite Ventures, Columbia Capital, Spectrum Equity Investors LP, and Telcom Ventures, L.L.C. (the "Investors"), agreed, subject to certain conditions, to invest additional money in Satellite Ventures and increase their stake in Satellite Ventures, as well as having an option to invest additional money to increase their stake in the future. The agreement calls for the Investors to pay $50 million (in addition to the $50 million paid by the Investors in June), to become (in the aggregate) the owners of 40% of the outstanding interests of Satellite Ventures. The Investors will also have an option (the "Second Option"), exercisable through June 29, 2002 for an additional $40 million, to increase their ownership in Satellite Ventures to 50.66% (with each individual Investor's stake being less than 20%).

Second, upon closing of the transaction, TMI Communications & Company Limited Partnership ("TMI"), the Canadian satellite services provider, will contribute its satellite communications business assets to Satellite Ventures, along with our satellite business assets as described below. To satisfy Canadian regulatory requirements, certain of the Canadian assets will be held through a Canadian license company. In connection with its contribution of assets to Satellite Ventures, TMI will become the owner of approximately 27% of the outstanding equity of Satellite Ventures.

Upon closing of these transactions, we will sell our remaining satellite assets to Satellite Ventures, and will own approximately 33% of the outstanding interests and be the largest single shareholder of Satellite Ventures.

The consummation of the transactions is subject to receipt of all necessary regulatory governmental approvals and consents, including, for example, approvals under the Hart-Scott-Rodino Antitrust Improvements Act, and FCC approvals with respect to both the transfer of our FCC licenses and Satellite Ventures' plans for a new generation integrated satellite-terrestrial system, approvals by Canadian regulatory authorities with respect to the transfer of TMI's communications licenses to the new venture, and other customary conditions relating to due diligence review, third party consents, and similar matters. In certain circumstances, beginning in January 2002, if certain closing conditions have not been obtained, we and TMI have certain rights to require the closing to proceed at such time, and if less than all of the Investors wish to close at such time, we and TMI may, under certain circumstances, purchase the interests in Satellite Ventures that would have otherwise been acquired by any such non-participating Investors.

For further details regarding the Satellite Ventures transaction, please refer to our Current Report on Form 8-K filed with the SEC on January 16, 2001.


                                  Our Strategy

Our  objective is to penetrate  aggressively  the large and growing  markets for
mobile   Internet  data   communications   services,   and  wireless   telemetry
applications. To meet this objective we intend to:

Leverage Distribution Resources of Strategic Partners. To penetrate our target markets, we have signed a number of strategic alliances with industry leaders. We intend to leverage the marketing and distribution resources and large existing customer bases of these partners to address significantly more potential customers than we would be able to address on our own. We have a roster of industry-leading resellers for our eLink wireless email service, including SkyTel, Metrocall, Aether Systems, and GoAmerica, and we recently expanded our existing relationship with Research in Motion Limited ("RIM") to permit RIM to resell its BlackBerry(TM) brand email service on our terrestrial wireless network. In the telemetry market, we have partnered with a number of device manufacturers, resellers, and software vendors to develop a variety of customer-driven telemetry applications, including HVAC system monitoring, energy monitoring, office and vending machine automation, and wireless point-of-sale applications. We will continue to seek strategic distribution channels that will enable us to more fully penetrate our existing markets and access potential new markets on an incremental basis. In addition, in vertical markets we intend to exploit cross-selling opportunities using some of our existing large corporate customers.

Develop New Wireless Applications. We intend to exploit the market potential of our wireless network by working with value-added partners and major e-business solutions providers to develop additional innovative wireless applications and content-based services, including future enhancements to our eLink wireless email service. As market acceptance and demand for wireless email grows, we believe users will demand a wide variety of content-based services and features currently accessible on the Internet. We currently offer content-based services for use with our eLink service provided by GoAmerica, OracleMobile, Novarra, and Neomar. We are continuing to broaden and expand those services, as well as pursuing other similar agreements. In addition, we have formed an important strategic alliance with IBM, under which we will jointly develop and market wireless enterprise-wide email and other e-business solutions to corporate customers, as well as large email hosting Internet Service Providers, Mail Service Providers, and Applications Service Providers.

Work With Vendors to Develop Less Expensive and More Functional User Devices. We will continue to work with vendors to develop new generations of user devices and applications that combine improved functionality and convenience at a lower price. We recently announced the introduction of the new RIM 857 wireless handheld device for use on our network. We also recently announced an agreement with Wavenet International Ltd. to develop a wireless accessory that will bring our network services to other existing popular PDA platforms, such as the popular palm-held devices. In conjunction with this effort, we will make certain changes to our switching infrastructure which may allow us to offer a wider variety of handheld devices and additional applications. We will continue to incorporate inexpensive, off the shelf software or free software in our services. We believe that lower price points will accelerate the acceptance and adoption of our services in our traditional markets, and will also enable us to better penetrate our targeted new wireless markets. By working with suppliers and other business partners and by making strategic software and hardware investments, we have significantly lowered the total cost of ownership of our products. At the same time, we have improved the functionality of our devices and made them smaller and more convenient.


Capitalize on, and Enhance, Our Network's Technical Advantages. We have been providing terrestrial wireless services to customers for several years, using the nation's largest, most fully deployed terrestrial wireless two-way data network. Unlike many competitors who are in the process of building limited city-wide or regional terrestrial networks, or planning to launch satellites, we have deployed a national network that is well tested and reliable, and our future network expansion requirements are expected to arise primarily from increased customer demand. We believe that our terrestrial network provides key competitive advantages currently unmatched by any competitor: broad nationwide geographic coverage, guaranteed two-way message delivery, superior responsiveness, and deep in-building penetration with superior performance characteristics when compared with cellular-based architectures or satellite-only alternatives. We also believe that our two-way messaging and wireless email products are superior to currently available "two-way paging" services, due to the full, two-way messaging capabilities that our network enables. We will continue to enhance our terrestrial network's capacity and coverage by acquiring additional frequency, building more base stations, both in existing and new geographic markets, and selectively upgrading the technological capabilities of existing base stations.


                         Our Wireless Service Offerings

We offer wireless services in two broad categories: terrestrial data services, including eLink wireless email, and satellite voice and dispatch services. In addition, through Aether Systems, we also serve the transportation market with multi-mode and satellite-only wireless data services. We describe each of these categories below.

Terrestrial Data Services

General. Terrestrial data services are the core of our wireless business. These services include our eLink wireless email service and BlackBerry(TM) by Motient email. We target our data applications to both vertical and horizontal markets. Applications include wireless email, Internet and Intranet access, fax, paging, peer-to-peer communications, asset tracking, dispatch, point-of-sale, and other telemetry applications. There are over 30 types of subscriber devices available from more than 15 manufacturers for use on our terrestrial network. These devices include RIM handheld devices, ruggedized laptops, handheld digital assistants, and wireless modems for PC's. We have developed proprietary software, and we have engaged a variety of other software firms to develop other "middleware," to minimize our customers' development efforts in connecting their applications to our network. Also, a number of off-the-shelf software packages enable popular email software applications on our network.

In the field service market, long-standing customers such as IBM, Sears, Pitney Bowes, and NCR use our customized terrestrial data applications to enable their mobile field service technicians to stay connected. These customers value the broad, nationwide coverage and deep in-building penetration of our terrestrial data network.

Our largest single terrestrial data application is in the package delivery market, where UPS has registered for service approximately 43,000 of its third generation package tracking devices on our network, under a multi-year agreement with us that calls for UPS to deploy approximately 50,000 devices on our network by the end of 2001. UPS has recently informed us that it expects to expand the use of this application on our network over the next several years, and UPS anticipates that it may eventually deploy up to 70,000 units (in total).

eLink Wireless Email. Our eLink wireless email service provides mobile users with integrated wireless access to a broad range of corporate and Internet email and personal information management (PIM) applications. The eLink service uses wireless handheld devices manufactured by RIM, including the RIM 850 and RIM 857 wireless handhelds. These devices feature a full QWERTY keyboard and a thumbwheel which functions as a mouse.

We currently offer two versions of eLink, "Agent(sm)," and "Messenger(sm)." Agent and Messenger may also be combined, offering users the functionality of both applications on a single handheld device.

Users of our eLink Agent service can send and receive email messages, using their existing corporate or Internet email address, over our terrestrial network, as long as the user's email system is compliant with the industry protocol known as Post Office Protocol 3, or POP 3. We also added an IMAP 4 solution for eLink in 2000, providing greater flexibility to customers by adding a more robust Internet email application protocol. Outgoing mail sent from the device appears to have come from the user's desktop PC. eLink synchronizes with a user's desktop PC so that full calendar, task list, and contact information can be instantly swapped to and from the device. To address the security needs of corporate customers, eLink Agent is also offered in a self-contained format so that the corporate customer can install the network gateway software behind its firewall on servers located on the customer's site.

Our eLink Messenger service assigns a unique email address (separate from the user's corporate or Internet email address), allowing users to send and receive wireless email messages independent of other email systems. In addition, the Messenger service allows users to send faxes from their device, and the device also functions as a pager. Messenger also enables the user to synchronize their device with calendar, task list, and contact information from the user's desktop PC.

We are actively working on a number of innovative enhancements to our eLink service that will enhance both security and functionality. Also, in 2000 we expanded our network's coverage for eLink users by offering roaming services in Canada through an agreement with the Canadian network operator Bell Mobility.

BlackBerry(TM) by Motient. BlackBerry(TM) by Motient is a wireless solution specifically designed for corporate environments using Microsoft(r) Exchange. BlackBerry has substantially the same functionality as our eLink service, including wireless email, as well as a variety of similar PIM functions and applications. BlackBerry tightly integrates with Microsoft Exchange email accounts. During 2001, in concert with our partner Research in Motion, we also expect to offer a version of BlackBerry that integrates with the Lotus Notes email platform. The availability of an integrated Lotus Notes email extension significantly expands the available market for this offering.

The BlackBerry desktop software installs and runs on the user's desktop PC. It is an integrated suite of applications that provides organizer synchronization, folder management tools, email filtering capabilities, information backup utilities, and an application loader.

BlackBerry is designed to provide a high level of security. Encryption occurs between the handheld and corporate email system to ensure message integrity. BlackBerry incorporates Triple DES encryption technology to meet stringent corporate security guidelines for remote email access.

We are authorized to resell BlackBerry(TM) by Motient pursuant to an agreement with RIM. RIM also resells BlackBerry(TM) by Motient on our network through a variety of VARs and resellers, and RIM has committed to place 50,000 BlackBerry units on our network over the next 12 months. We also offer roaming services in Canada to our BlackBerry(TM) by Motient customers through an agreement with the Canadian network operator Bell Mobility.

eLink Fortified with Yahoo! eLink Fortified with Yahoo! is a new service that combines our eLink wireless email service with Yahoo! content and services. Using the RIM 850 wireless handheld device, this service provides users with mobile, wireless access to a variety of Yahoo! services. This service is currently available to the consumer market through a number of retail channels, including several online channels, and we are working with Yahoo! to expand our distribution channels for this service.

Telemetry. We have partnered with a variety of resellers, device manufacturers, and software vendors in the telemetry market. These partners integrate customer-specific devices and systems with our network to provide a wireless means of transmitting data from a fixed or mobile site to a central monitoring facility. Applications include HVAC system monitoring, wireless point-of-sale systems, energy monitoring, vending and office machine automation, and security/alarm monitoring.

Pricing of Terrestrial Data Services. Terrestrial data service customers are charged a monthly access fee. In addition to this access fee, users pay for usage depending on the number of kilobytes of data transmitted. Our pricing plans offer a wide variety of volume packaging and discounts, consistent with customer demand and market conditions. The average monthly bill for our data customers (other than eLink) range from below $10 for high unit quantity, low traffic volume, off-peak telemetry users, to over $50 for high-volume, peak users in the field service market. Our average monthly revenue per data user (other than eLink) in the fourth quarter of 2000 was approximately $30.00.


Satellite Voice and Dispatch Services

Our satellite telephone service supports two-way circuit-switched voice, facsimile and data service. We offer a wide range of satellite phone configurations developed to address the particular communications needs of our customers. We market telephone service to businesses that have nationwide coverage requirements, including those operating in geographic areas that lack significant terrestrial coverage, such as natural resource companies, utilities and telecommunications companies that require backup and restoral support, public safety organizations, and maritime users seeking expanded or less costly coverage for both commercial and recreational vessels. Our significant satellite telephone customers include the Red Cross, FEMA, Stratos Global, Western Atlas Logging, and Haliburton.

Our satellite dispatch service provides point-to-multi-point voice communications among users in a customer-defined group using a push-to-talk device. This service facilitates team-based contingency-driven operations of groups operating over wide and/or remote areas. Our targeted customer groups include oil and gas pipeline companies, utilities and telecommunications companies with outside maintenance fleets, state and local public safety organizations, and public service organizations who need to seamlessly link resources on a nationwide basis. Our significant satellite dispatch customers include AT&T and MCI WorldCom.

Satellite telephone users are charged both fixed access and variable usage fees. Our satellite dispatch customers are charged a fixed access fee for virtually unlimited usage. Monthly bills for satellite voice customers range from over $100 for high volume users to a low of $35 for certain public safety and emergency restoral applications. Our average monthly revenue per voice user in the fourth quarter of 2000 was approximately $46.00.

Multi-Mode  and  Satellite-Only  Wireless Data  Services for the  Transportation
Market

As discussed above in "Recent Developments," in November 2000 we sold our retail transportation business to Aether Systems, Inc. Through Aether Systems, we continue to serve the transportation market with multi-mode and satellite-only wireless data services. Our multi-mode service uses our terrestrial and satellite network to provide "least-cost-routing" for customers' two-way data communications. The multi-mode service does this by actively seeking connections to the lower cost terrestrial network before automatically switching to our satellite network. By using both networks, the multi-mode service offers complete nationwide coverage. Our satellite-only messaging service is an alternative to the multi-mode service, for customers in the long-haul and less-than-load trucking segments.


                                  Our Customers

As of December 31, 2000, there were approximately 206,000 user devices in service on our network and an established customer base of large corporations in the following market segments:

                                                     Percentage of
          Market Segments                             Total Units
          ---------------                             -----------

          Transportation and package delivery......         35%
          Field service............................         22
          Telemetry and point of sale..............          9
          eLink and other email  ..................         22
          Maritime and other.......................         12

          Total                                            100%
                                                           ----


As of December 31, 2000, our customer base included the following product segments:


                                                     Percentage of
          Product Segments                            Total Units
          ----------------                            -----------

          Data:
          Terrestrial only:
            eLink and other email..................        22%
            Other..................................        53
            Multi-mode and Satellite-only..........        12
            Private network customers..............         4

          Voice:
            Telephony and Dispatch................. ..      9
            Private network customers...............        0

          Total                                           100%
                                                          ----


                           Marketing and Distribution

We market our wireless services through strategic distribution partners, resellers, our direct sales force, and dealers.

Strategic Partners. To penetrate new wireless data markets with significant growth potential, we have signed a variety of strategic alliances with key industry leaders. We intend to leverage the marketing and distribution resources and large existing customer bases of these partners to address significantly more potential customers than we would be able to address on our own. We have a roster of industry-leading resellers for our eLink wireless email service, including SkyTel, Metrocall, Aether Systems and GoAmerica, and we recently expanded our existing relationship with Research in Motion Limited ("RIM") to permit RIM to resell its BlackBerry(TM) brand email service on our terrestrial wireless network. We have formed similar distribution alliances with Internet service providers and with outsourced email providers Navipath and United Messaging. We have also formed an important strategic partnership with IBM, under which we will jointly develop and market wireless enterprise-wide email and other e-business solutions to corporate customers. In the telemetry market, we have partnered with a number of device manufacturers, resellers, and software vendors to develop a variety of customer-driven telemetry applications, including for HVAC system monitoring, utility reading, office and vending machine automation, and wireless point-of-sale applications. Key partners in the wireless point-of-sale and vending segments include US Wireless Data, eVendNet, and C-Star. We are continuing to seek additional strategic distribution channels that will enable us to more fully penetrate our existing markets and access potential new markets on an incremental basis.

Resellers. In addition to strategic distribution partners, we also use resellers to distribute our services and to resell capacity on our network. Typically, we use resellers in specialized markets. In the maritime voice market, Stratos
Global  Corporation  is  our  exclusive  reseller,   and  in  the  over-the-road
transportation market, Aether Systems is our exclusive reseller. In the telemetry market, we sell capacity on our network to resellers such as ABB, Ameritech, Security Link and Detection Systems, who integrate their customers' equipment and systems with our network to provide a customized application. We also use several specialized government resellers, one of which has included certain of our products and services on its General Services Administration schedule. We also sell bulk satellite capacity to private network customers who use this capacity to support their own proprietary networks and products.

Direct Sales Force. We have a direct sales force that is experienced in selling our various wireless services. Historically, our direct sales force has focused on the requirements of business customers who need customized applications. With the launch of our eLink wireless email service, we have also built up a significant sales force concentrated on promoting our eLink (sm) offering to vertical markets. Our corporate accounts group is focused on promoting our eLink wireless email service to wirelessly enable enterprise-wide email systems for Fortune 500 accounts. Sales to corporate account targets generally require a sustained marketing effort lasting several months. Prior to making a buying decision, a majority of the accounts exercise a due diligence process where competitive alternatives are evaluated. Our employees often assist in developing justification studies, application design support, hardware testing, planning and training. In the wireless email area, our internal sales force has been key to our ability to convey crucial customer feedback to our product management team, enabling us to identify and develop new product and service features.

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


                                   Our Network

Our wireless network consists of (1) the largest two-way terrestrial data network in the United States, providing service to 430 of the nation's largest cities and towns, including virtually all metropolitan areas, and (2) a satellite in geosynchronous orbit with coverage of the continental United States, Alaska, Hawaii, Puerto Rico, the U.S. Virgin Islands and U.S. coastal waters and airspace. The network provides a wide range of mobile data and voice services. In 2000, we expanded our network coverage for our eLink and BlackBerry(TM) by Motient customers to include Canada, through a roaming agreement with the Canadian network operator, Bell Mobility.

Users of our network access it through subscriber units that may be portable, mobile or stationary devices. Generally, subscriber units enable either data or voice communications and are designed to operate over either the terrestrial data-only network or the satellite network, which provides both voice and data communications.

Subscriber units receive and transmit wireless data or voice messages from either terrestrial base stations or our satellite. Terrestrial messages are routed to their destination via data switches that we own, which connect to the public data network. Satellite messages are routed to their destination via satellite data and voice switches, located at our headquarters, which connect to the public data and switched voice networks. A data switch located in Lincolnshire, Illinois links the terrestrial and satellite networks for the delivery of our multi-mode data service offered to transportation customers through Aether Systems, our reseller in that market.

Our terrestrial network delivers superior in-building penetration, completion rates and response times compared to other wireless data networks through the use of a patented single frequency reuse technology developed by Motorola. Single frequency reuse technology enables multiple base stations in a given area to use the same frequency. As a result, a message sent by a subscriber can be received by a number of base stations. This technology contrasts with more commonly used multiple frequency reuse systems, which provide for only one transmission path for a given message at a particular frequency. In comparison with multiple frequency reuse systems, our technology provides superior in-building penetration and response times and enables us to incrementally deploy additional capacity as required, instead of in larger increments as required by most wireless networks.

Our satellite has an expected end of service date of 2006 subject to potential malfunctions and other factors. We have an agreement with TMI, which owns and operates a technologically identical satellite, for back up restoral capacity if our satellite fails or we need additional capacity. In return, we have agreed to provide TMI with similar back-up service on our satellite.


                      Equipment and Supplier Relationships

We have contracts with a variety of vendors to supply equipment configurations designed to meet the requirements of specific end-user applications. We continue to pursue enhancements to these devices that will result in additional desirable features and reduced cost of ownership. Although many of the components of our products are available from a number of different suppliers, we rely on a relatively small number of key suppliers. The devices used with our services generally are subject to various product certification requirements and regulatory approvals before they are delivered for use by our customers.

Our eLink wireless email services use handheld devices manufactured by RIM, including the RIM 850 and RIM 857 wireless handhelds. These devices include a full QWERTY keyboard and feature a unique thumb wheel that functions similarly to a PC mouse. RIM also manufactures modems designed to be integrated into handheld field service terminals, telemetry devices, utility monitoring and security systems and certain other computing systems. Our supply arrangements with RIM are not exclusive, and RIM manufactures similar hardware products for other companies, including Cingular Wireless (formerly BellSouth Wireless Data), a principal competitor in the two-way wireless email market segment.

In addition to the messaging devices manufactured by RIM, there are currently over 30 other types of subscriber units available from approximately 15 manufacturers that can operate on our terrestrial network. Examples of portable subscriber units include ruggedized laptop computers, small external modems, handheld or palmtop "assistants," and pen based "tablets."

We are also working with other device manufacturers and software developers to bring our network services to other existing popular PDA and wireless email platforms, such as palm-held and handheld devices.

Mobile satellite voice telephones are offered in a number of different configurations that deliver a variety of features and options to meet specific market needs. The primary suppliers of our voice terminal equipment have been Audio Intelligence Devices, Inc. ("AID"), the successor to Westinghouse Wireless Solutions, Inc., and Mitsubishi Electronics America. We have no arrangements with AID or Mitsubishi for the delivery of any new voice terminal equipment, and, when our remaining voice inventory is depleted, our customers who need voice equipment will need to buy such equipment from AID, Mitsubishi or another manufacturer whose equipment works on our satellite network, through such vendors' designated distribution channels. Other vendors are exploring putting new voice terminal equipment on our network and we are committed to working with such vendors to facilitate their development efforts with a view toward certifying new equipment on our network. We continue working with AID and Mitsubishi to provide support and service to our voice customers.

Compaq Computer provides the terrestrial network switching computers under a multi-year lease that extends through 2003, while AT&T provides network services including a nationwide wireline data network, and leased sites which house regional switching equipment for our terrestrial network.

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

We own certain patents, technical data and other intellectual property that has been developed in connection with our communications network. We jointly own certain intellectual property with TMI, and we license intellectual property from other vendors for operation of our network. We believe our ownership of and rights to intellectual property for our system is sufficient for our business purposes.

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



                                   Competition

The wireless communications industry is highly competitive and is characterized by constant technological innovation. We compete by providing unparalleled geographic coverage, deep in-building penetration, and guaranteed reliability. These features distinguish us from the competition. Our wireless solutions are used by businesses that need critical customer and operational information in a mobile environment.

We offer multiple business lines and compete with a variety of service providers, from small startups to Fortune 500 companies. Our competitors include service providers in several markets - dedicated mobile data, PCS/cellular, narrowband PCS/enhanced paging, emerging technology platforms, and mobile satellite services.

Dedicated Mobile Data. Companies using packet data on dedicated mobile networks provide wireless data services in direct competition with a number of our data products. In a packet data environment messages are transmitted in short bursts. Competitors using this technology include Cingular Wireless (formerly BellSouth Wireless Data) and Metricom. Cingular Wireless operates a terrestrial-only network that provides data services to customers in field service, transportation and utility industries, and two-way messaging service to the horizontal market. We believe that our network provides broader coverage and superior in-building penetration than the Cingular network. In addition, we continue to upgrade our network in major metropolitan areas to offer broader geographic coverage and faster speeds. Metricom's Ricochet service provides wireless access to the Internet, private intranets, local area networks, and email. The Metricom modem's bulk and limited hands-off capability between transmitter sites limits the mobility of the user. Metricom's service is currently available in parts of 14 metropolitan areas. Coverage within a metropolitan area is often limited to the dense urban portions of a given market as well as airports. The company recently announced postponement of additional deployments outside of its most significant existing markets.

RIM offers BlackBerry(TM), a wireless email service, that runs on the Motient and Cingular networks. BlackBerry(TM) offers wireless email and Personal Information Management (PIM) functionality. Until now, BlackBerry(TM) has only served users in a Microsoft Exchange environment; however, RIM recently announced a Lotus Notes version that will soon be available. Because RIM offers BlackBerry on the Motient and Cingular networks, RIM is both a reseller and a competitor. With eLink, BlackBerry(TM) by Motient, and eLink service Fortified with Yahoo!, as well as our arrangements with other resellers and content providers, we believe that we offer the most complete array of wireless internet and wireless email services currently available.

PCS/Cellular. PCS and cellular services presently serve the majority of mobile communications users in the United States, with more than 95 million subscribers at the end of 2000. There are a large number of cellular and PCS systems providing voice service throughout most of the United States, with no single competitor providing the seamless, national footprint that is available through our network. As the average voice revenue per subscriber declines, wireless voice carriers are beginning to focus on delivering wireless data services in an effort to differentiate their voice products and to retain customers. The first of these services is the Sprint PCS Wireless Web. Sprint allows circuit switched wireless web access to several content services using the phone's numeric keypad. Other voice carriers are also beginning to offer wireless data services through mobile phones, but we believe the limitations of today's PCS and cellular features and networks will limit competition in our target markets. Users must have a digital phone and service, and must type messages using the awkward numeric keypad. They do not have access to data services while roaming onto analog networks, which detracts from the user experience. Pricing today is based on per-minute charges that can accrue quickly as users are required to log on to the Sprint web browser and use Yahoo! to send or receive email, or access content services.

Cellular digital packet data (CDPD), the cellular industry's only packet data service, is available in fewer geographic markets than our service, and covers approximately 55% of the U.S. population. Expansion of the CDPD networks has slowed considerably as carriers such as AT&T and Verizon Wireless look to other means to provide data services to their voice customers. Some cellular and PCS carriers offer short message capabilities, depending on the protocol they use, and expect to offer larger capacity packet data services in the next few years.

Narrowband PCS/Enhanced Paging. Most traditional paging companies, such as SkyTel, Arch and Metrocall, are expanding beyond their traditional alpha/numeric paging into two-way wireless messaging services using narrowband PCS. Typical applications include wireless email, near-real time delivery of stock quotes and other time sensitive information, and mobile workforce communications. Although some paging companies have begun to offer limited two-way messaging services, initial challenges in coverage, responsiveness and throughput, as well as the high cost of service, currently limit their adoption by our targeted customers. These services primarily compete with our eLink wireless email services. We have signed reseller agreements with SkyTel and Metrocall under which these parties market our eLink services to their customers. We have similar reseller agreements with additional national distribution partners.

Emerging technology platforms. A variety of new technologies, devices and services will result in new types of competition for us in the near future. The emergence of new protocols such as WAP (Wireless Access Protocol) and Bluetooth is expected to enable the use of the Internet as a platform to exchange information among people with different devices running on different networks. WAP defines a protocol for altering Internet sites to make their content more readily accessible to mobile user devices, where bandwidth is limited. Mobile telephone users have adopted this protocol, as WAP provides Internet content access in a similar manner to our products. Bluetooth is a wireless networking technology that will enable communications between disparate devices in a home or office setting. Manufacturers such as Nokia, Ericsson and Qualcomm are developing mobile phones and devices to work with the WAP and Bluetooth protocols. Within the next few years, it is expected that new, so-called "2.5G" and "3G" technologies, new forms of CDMA, TDMA and GSM, will increase the data capabilities of voice and data services and may have a competitive impact on portions of our business.

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

Although the emergence of new technologies and new players expands our competitive environment, we believe it provides more of an opportunity than a threat. For example, in the case of WAP, we have incorporated the protocol into our Yahoo! offering and our Internet and Intranet browser applications for use with our eLink service. We have also formed a strategic partnership with IBM to develop mobile services that will be sold into IBM's enterprise customers and users of Lotus Notes. Through IBM and other partners, we intend to be able to offer a full range of services - from simple wireless email to customized wireless data solutions - to our target customers in the enterprise market.

Mobile Satellite Services. A number of companies are selling or developing mobile satellite services that compete with our satellite voice and data services. We do not view these mobile satellite services as competitors to the terrestrial component of our network because they lack the extensive urban and in-building coverage we provide.

We face competition in the limited satellite voice and data services market from several companies that utilize a variety of satellite technologies. TMI received permission in November 1999 from the FCC to offer mobile messaging services in the United States using its Canadian-licensed satellite. Its offerings are similar to many of our satellite voice and data services. As described above in "Recent Developments," we have agreed to combine our satellite communications business with TMI's in Satellite Ventures. This transaction is subject to various conditions, and is not expected to close for at least six to nine months. During the period prior to closing of this transaction, we expect to face competition from TMI in the United States in the mobile satellite services segment. Globalstar launched its satellite communications service in 2000, providing voice and data services in limited areas of the world, including the areas covered by our satellite. Globalstar's system consists of a constellation of forty-eight low earth orbiting satellites that covers more than eighty percent of the globe. Although Globalstar offers or plans to offer global voice, fax, and data services, we do not foresee Globalstar providing a nationwide dispatch service such as ours or a data service in excess of 9600 bps. The Globalstar system is a more complex and expensive system than the satellite component of our network, and offers some advantages over our voice services such as smaller handheld telephones, global coverage, and in certain circumstances, reduced transmission delay. Globalstar's subscriber growth, as publicly reported, has been slower than originally projected.

In addition to complex non-geosynchronous systems designed to provide mobile voice services, there are relatively simple "little" low earth orbit systems that would provide only low-speed packet data services. These systems, including ORBCOMM Global, L.P., and LEO One USA, have access to comparatively limited spectrum and are expected to compete for customers who require specialty applications such as asset tracking services for untethered trailers.

                                    Employees

At February 28, 2001, we had 482 employees. None of our employees is represented by a labor union. We consider our relations with our employees to be good.


                           Our Investment in XM Radio

In addition to our core wireless business, we have a significant investment in XM Satellite Radio Holdings Inc., a development stage company. XM Radio is seeking to become a nationwide provider of digital quality audio entertainment and information programming transmitted directly by satellites to vehicle, home and portable radios. XM Radio owns one of two FCC licenses to provide a satellite digital audio radio service for the United States. XM Radio is developing its service, which it will call "XM Radio," to provide a wide variety of music, news, talk, sports and other programming offering up to 100 distinctive channels.

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

For more details about XM Radio, its business and a discussion of certain risk factors related to its business plan, readers are urged to review carefully the prospectus (including supplements) included within XM Radio's registration statement (File No. 333-47570) and current report on Form 8-K dated February 21, 2001 (File No. 0-27441), as well as XM Radio's other reports filed with the SEC from time to time.


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

    General Regulatory Matters Applicable to Our Wireless Business

The ownership and operation of our satellite and terrestrial networks are subject to the rules and regulations of the FCC, which acts under authority established by the Communications Act and related federal laws. Among other things, the FCC allocates portions of the radio frequency spectrum to certain services and grants licenses to and regulates individual entities using that spectrum. We operate pursuant to various licenses granted by the FCC.

We are a Commercial Mobile Radio Service provider and therefore are regulated as a common carrier. We must offer service at just and reasonable rates on a first-come, first-served basis, without any unjust or unreasonable discrimination, and we are subject to the FCC's complaint processes. The FCC has forborne from applying numerous common carrier provisions of the Communications Act to Commercial Mobile Radio Service providers. In particular, we are not subject to traditional public utility rate-of-return regulation, and we are not required to file tariffs with the FCC for our domestic services.

As a provider of interstate telecommunications services, we are required to contribute to the FCC's universal service fund, which supports the provision of affordable telecommunications to high-cost areas, and the provision of advanced telecommunications services to schools, libraries, and rural health care providers. Under the FCC's current rules, we are required to contribute a percentage of the end-user telecommunications revenues we derive from the retail sale of interstate telecommunications services. Currently excluded from a carrier's universal service contribution base are end-user revenues derived from the sale of information and other non-telecommunications services and wholesale revenues derived from the sale of telecommunications. A significant portion of the terrestrial network revenue falls within the excluded categories, thereby reducing our universal service assessments. Current rules also do not require that we impute to our contribution base retail revenues derived when we use our own transmission facilities to provide a service that includes both information service and telecommunications components. There can be no assurances that the FCC will retain the exclusions described herein or its current policy regarding the scope of a carrier's contribution base. We may also be required to contribute to state universal service programs. The requirement to make these state universal service payments, the amount of which in some cases may be subject to change and is not yet determined, may have a material adverse impact on the conduct of our business.

We  are  subject  to the  Communications  Assistance  for  Law  Enforcement  Act
("CALEA"). Under CALEA, we must ensure that law enforcement agencies can intercept certain communications transmitted over our networks. We must also ensure that law enforcement agencies are able to access certain call-identifying information relating to communications over our networks. The deadline for complying with the CALEA requirements and any rules subsequently promulgated was June 30, 2000. We have pending with the FCC a petition for an extension of the deadline with respect to certain of our equipment, facilities, and services and we have been working with law enforcement to arrive at an agreement on a further extension of this deadline and on an extension of the deadline for other Motient equipment, facilities, and services. Possible sanctions for noncompliance include substantial fines and possible imprisonment of company officials. It is possible that we may not be able to comply with all of CALEA's requirements or do so in a timely manner. Where compliance with any requirement is deemed by the FCC to be not "reasonably achievable," we may be exempted from such requirement. In addition, CALEA establishes a federal fund to compensate telecommunications carriers for all reasonable costs directly associated with modifications performed by carriers in connection with equipment, facilities, and services installed or deployed on or before January 1, 1995. For equipment, facilities, and services deployed after January 1, 1995, the CALEA fund is supposed to compensate carriers for any reasonable costs associated with modifications required to make compliance "reasonably achievable." It is possible that all necessary modifications will not qualify for this compensation and that the available funds will not be sufficient to reimburse us. The requirement to comply with CALEA could have a material adverse effect on the conduct of our business.

As a matter of general regulation by the FCC, we are subject to, among other things, payment of regulatory fees and restrictions on the level of radio frequency emissions of our systems' mobile terminals and base stations. Any of these regulations may have an adverse impact on the conduct of our business.

Our FCC licenses are subject to restrictions in the Communications Act that (1) certain FCC licenses may not be held by a corporation of which more than 20% of its capital stock is directly owned of record or voted by non-U.S. citizens or entities or their representatives and (2) that no such FCC license may be held by a corporation controlled by another corporation ("indirect ownership") if more than 25% of the controlling corporation's capital stock is owned of record or voted by non-U.S. citizens or entities or their representatives, if the FCC finds that the public interest is served by the refusal or revocation of such license. However, with the implementation of the Basic Telecommunications Agreement, negotiated under the auspices of the World Trade Organization ("WTO") and to which the United States is a party, the FCC will presume that indirect ownership interests in our FCC licenses in excess of 25% by non-U.S. citizens or entities will be permissible to the extent that the ownership interests are from WTO-member countries. The Basic Telecommunications Agreement and this presumption regarding indirect ownership by non-U.S. citizens or entities do not apply to XM Radio's satellite radio license. If the 25% foreign ownership limit is exceeded, the FCC could potentially take a range of actions which could harm our business.

    Our Terrestrial Network

Our terrestrial network consists of base stations licensed in the 800 MHz Business Radio and Specialized Mobile Radio ("SMR") services. The terrestrial network is interconnected with the public switched telephone network.

The FCC's licensing regime in effect when the majority of authorizations used in the terrestrial network were issued provided for individual, site-specific licenses. The FCC has since modified the licensing process applicable to SMR licenses in the band. SMR licenses are now issued by auction in wide-area, multi-channel blocks. The geographic area and number of channels within a block vary depending on whether the frequencies are in the so-called "Upper 200" SMR channels, the "General Category," or the "Lower 80." In addition, wide-area auction winners in the Upper 200 have the right to relocate incumbent licensees to other "comparable" spectrum. Auction winners in the General Category and Lower 80 do not have these same relocation rights and must afford protection to incumbent stations. Incumbent stations may not, however, expand their service areas.

Wide-area auction winners have substantial flexibility to install any number of base stations including, in the case of the General Category and Lower 80 channels, base stations that operate on the same channels as incumbent licensees. We were an incumbent in the Upper 200 and remain an incumbent on certain General Category channels. We are also a General Category and Lower 80 auction winner. Although the FCC requires General Category and Lower 80 geographic licensees to protect incumbents from interference, there is some concern that such interference may occur and that practical application of the interference-protection rules may be uncertain.

We believe that we have licenses for a sufficient number of channels to meet our current capacity needs on the terrestrial network. We recently received authorizations for 33 wide-area licenses won in the General Category auction. We were also the high bidder on two Lower 80 licenses. To the extent that additional capacity is required, we may participate in other upcoming auctions or acquire channels from other licensees. As part of its new licensing regime, the FCC permits wide-area geographic licensees, with prior FCC approval, to assign a portion of their spectrum ("spectrum disaggregation") or a portion of their geographic service area ("geographic partitioning"), or a combination of the two, to another entity. While this authority may increase our flexibility to acquire additional base stations, the practical utility of these options is uncertain at this time.

We operate the terrestrial network under a number of waivers involving the FCC's technical rules, including rules on station identification, for-profit use of excess capacity, system loading, and multiple station ownership. Several of these waivers were first obtained individually by IBM and Motorola, which operated separate wireless data systems until forming the ARDIS joint venture in 1990. The FCC incorporated a number of these waivers into its regulations when it implemented Congress's statutory provision creating the Commercial Mobile Radio Service classification, and we no longer require those waivers. As of March 3, 1999, we completed our planned construction of base stations for which extended implementation was granted by the FCC in 1996.

    Our Satellite Network

We are licensed by the FCC to provide a broad range of mobile voice, data and dispatch services via satellite to land, air and sea-based customers in a service area consisting of the continental United States, Alaska, Hawaii, Puerto Rico, the U.S. Virgin Islands and U.S. coastal waters and airspace. We are also authorized to provide fixed site voice and data services via satellite to locations within this service area, so long as such services remain incidental to our mobile communications services. We are authorized to build, launch and operate three geosynchronous satellites in accordance with a specified schedule. We are not in compliance with the schedule for commencement and construction of our second and third satellites and we have petitioned the FCC for changes to the schedule. Certain of these extension requests have been opposed by third parties. The FCC has not acted on our requests. The FCC has the authority to revoke the authorizations for the second and third satellites and, in connection with such a revocation, could exercise its authority to rescind our license. We believe that the exercise of such authority to rescind the license is unlikely. The term of the license for each of our three authorized satellites is ten years, beginning when we certify that the respective satellite is operating in compliance with the license. The ten-year term of the license for MSAT-2 began August 21, 1995. Although we anticipate that the authorizations are likely to be extended in due course to correspond to the useful lives of the satellites and that new licenses will be granted for replacement satellites, there is no assurance of such extension or grant.

On January 16, 2001, we amended our pending application with the FCC to launch and operate a second-generation mobile satellite system in numerous respects to seek FCC approval for the transactions involving Mobile Satellite Ventures LLC, including the combination of our satellite communications business with TMI Communications and Company, Limited Partnership ("TMI"). See "Recent Developments - Mobile Satellite Ventures LLC." First, we applied to assign our existing FCC licenses and authorizations and pending applications to a new company, Mobile Satellite Ventures Subsidiary LLC ("MSV Sub"), that will be a wholly owned subsidiary of a company jointly owned by us; TMI, the operator of the Canadian-licensed MSS system; and a group of new investors. Because the indirect foreign ownership of MSV Sub will exceed 25%, we have also asked the FCC for a declaratory ruling that indirect foreign ownership in MSV Sub in excess of 25% is in the public interest. We also proposed to modify our existing FCC licenses and authorizations and pending applications to allow us and MSV Sub to operate with MSAT-1 (the satellite licensed to TMI) as well as MSAT-2. Finally, we sought FCC authority to launch and operate a next-generation mobile satellite system, which will include the deployment of satellites and terrestrial base stations operating in the same frequencies as an integrated network. In addition to our application, TMI has applied to assign its FCC licenses to MSV Sub. There is no guarantee that the FCC will grant these applications. In addition, Mobile Satellite Ventures (Canada) Inc., in which Motient will have a minority interest, has applied to the Canadian government to operate the replacement satellite for MSAT-1. There is no guarantee that the Canadian government will approve this application.

MSAT-2 is designed to operate over the 1530-1559/1631.5-1660.5 MHz bands (the "L-band"). We are currently licensed to operate in the 1544-1559/1645-1660.5 MHz bands (the "upper L-band"). The FCC has designated us as the licensee for both MSS and Aeronautical Mobile Satellite (Route) Service ("AMS(R)S"). AMS(R)S includes satellite communications related to air traffic control, as well as aeronautical safety-related operational and administrative functions. As a condition to its authorization, we are required by the FCC to be capable of providing priority and preemptive access for AMS(R)S traffic in the upper L-band and to be interoperable with and capable of transferring AMS(R)S traffic to international and foreign systems providing such service. We currently anticipate we will be able to meet these requirements without any material adverse effect on our business. If we are unable to meet these requirements, the FCC may authorize and give priority spectrum access to one or more additional satellite systems that meet the specified requirements.

We have applied for authorization to operate in the 1530-1544/1631.5-1645.5 MHz band (the "lower L-band"). If we are assigned spectrum in the lower L-band, we will be required by the FCC to provide similar priority and preemptive access in that spectrum to maritime distress and safety communications. With respect to our mobile voice terminals, we currently anticipate we will be able to meet this requirement without any material adverse effect on our business. The Federal Aviation Administration filed comments, however, in connection with our application to operate up to 30,000 mobile data terminals that were transitioned from leased space segment to MSAT-2 in late 1995, stating its concern that the mobile data terminals cannot be operated in compliance with our obligation to provide priority and preemptive access in the upper L-band. The FAA has proposed that we operate the mobile data terminals in the lower L-band. We have received successive six-month grants of special temporary authority, under a two-year waiver of the FCC's rules on priority and preemptive access, to operate up to 15,100 mobile data terminals in the lower L-band. This number was increased to 33,100 terminals pursuant to our acquisition of the mobile data equipment and services previously licensed to Rockwell. The two-year waiver expired on August 1, 1997, but remains in effect while our request for a two-year extension of that waiver is pending at the FCC. We will need additional authority to increase the number of mobile data terminals that we are authorized to operate in order to achieve planned growth in our data services, and on July 27, 1999, we applied for authority to operate an additional 36,900 mobile terminals in the lower L-band. We will also need the FCC to grant us or another entity authority to operate over our space segment to operate mobile data terminals with a different transmission design than those operated under our current lower L-band authorization. Transmissions from these terminals require a wider bandwidth than do transmissions from our existing terminals. We were granted a six-month special temporary authority to operate up to 10,000 of these mobile data terminals on February 12, 1999. We have since assigned this STA to VISTAR Telecommunications, Inc. ("VISTAR"), the manufacturer of these wider-bandwidth mobile data terminals. VISTAR has applied for a blanket license to operate up to 100,000 of these terminals using our satellite. There can be no assurance that we or others will continue to receive authority to operate these mobile data terminals or other mobile terminals in the lower L-band over our space segment.

Our mobile terminal authorizations are subject to compliance with certain requirements regarding interference protection to the Global Positioning System ("GPS"). With the consent of the FAA, the FCC granted our application subject to certain conditions, including that the grant may be modified after the interference issue is studied. The FCC is now proposing to impose more stringent limits on the out-of-band emissions from certain mobile terminals, including those used in connection with our system, in order to protect GPS and the Russian Global Navigation Satellite System. Some of our existing mobile terminals may not comply with this proposed standard. Under the FCC's proposal, all mobile terminals commissioned after January 1, 2002 must comply with this new limit, and any terminals not meeting the new specifications must be retired or retrofitted by 2005. While we believe that we will be able to comply with the proposed 2002 deadline for newly commissioned terminals, we have opposed the 2005 deadline for the retirement or retrofitting of existing, non-compliant terminals. If adopted by the FCC, this policy could have a material adverse effect on our business.

Our license authorizes MSAT-2 to operate using certain telemetry, transfer and control frequencies in the Ku-band. We operate MSAT-2 at the 101 degrees W.L. orbital location. GE American Communications, Inc. also operates a satellite at the 101 degrees W.L. orbital location. We and GE American have an agreement covering MSAT-2 that may require us to modify our operations or make certain payments to GE American if our operations cause interference to those of GE American. While there can be no assurances, we do not anticipate any interference in the operations of MSAT-2 and those of GE American.

Our subscriber equipment will operate in L-band frequencies that are limited in available bandwidth. The feeder-link earth stations and the network communications controller of the communications ground segment operate in the more plentiful fixed satellite service Ku-band frequencies. Of the 30 MHz in the upper L-band frequencies, we are currently licensed to operate in the 1544-1559/1645.5-1660.5 MHz bands. Of the 30 MHz assigned to us by the FCC, one MHz is limited to AMS(R)S and one-way paging and two MHz are limited to distress and safety communications. We do not plan to operate on these three MHz of bandwidth.

In June 1996, the FCC issued a notice of proposed rulemaking proposing to assign to us the first 28 MHz of internationally coordinated L-band spectrum from either the upper or lower portion of the MSS L-band. Under the FCC's proposal, we would have first priority access to use the lower L-band spectrum as necessary to compensate for spectrum unavailable for coordination in the upper L-band. In the event the United States is able to coordinate more than 28 MHz of L-band spectrum, the FCC has proposed allowing other applicants to apply for assignment of those frequencies. Certain entities have filed with the FCC petitions to deny our application and comments opposing the assignment of additional frequencies to us. While there can be no assurances, we believe the FCC is likely to grant our application.

In the Ku-band frequencies, we are currently licensed to operate MSAT-2 using 200 MHz within the 10.75-10.95 GHz band for downlink transmissions and 200 MHz within the 13.0-13.15 GHz and 13.2-13.25 GHz bands for uplink transmissions. On November 29, 2000, Globalstar, L.P. ("Globalstar") filed an application to operate a satellite at 101 degrees W.L. using 250 MHz within the 10.75 - 10.95 GHz and 11.2 - 11.45 GHz bands for downlink transmissions and 250 MHz within the
12.75 - 13.25 GHz band for uplink transmissions. We have opposed Globalstar's application because its proposed frequencies could conflict with our current operations. In addition, on December 14, 2000, we applied for authority to operate using an additional 250 MHz of spectrum within the 11.2-11.45 GHz band for downlink transmissions and an additional 250 MHz within the 12.75-13.00 GHz band for uplink transmissions. We also opposed Globalstar's application because its proposed frequencies could conflict with our proposed operations pursuant to this application.

Spectrum availability, particularly in the L-band, is a function not only of how much spectrum is assigned to us by the FCC, but also the extent to which the same frequencies are used by other systems in the North American region, and the manner of such use. All spectrum use must be coordinated with other parties that are providing or plan to provide mobile satellite-based communications in the same geographical region using the same spectrum. At this time, the other parties with which spectrum use must be coordinated include Canada, Mexico, the Russian Federation and Inmarsat. In addition, a new Japanese system proposes to operate in a manner that would interfere with our system and other systems in this region, and this Japanese system's spectrum use will have to be coordinated with these regional operators.

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

During the course of our FCC licensing process and several times since, the FCC has stated that there is only enough spectrum in the MSS L-band for the FCC to authorize a single mobile satellite services system to provide service in the United States. On November 30, 1999, however, the FCC granted two applications to use TMI's Canadian-licensed system to provide service in the United States to up to 125,000 mobile terminals. TMI's system operates in the MSS L-band and has a satellite footprint that covers the United States. We appealed the FCC's grant of these applications to the United States Court of Appeals for the D.C. Circuit, but the court upheld the FCC's grant. TMI's entry into the domestic U.S. marketplace may increase TMI's demand for spectrum in the international coordination process and otherwise make it more difficult for us to secure access to 20 MHz of spectrum. Since the initial grant to use TMI's system, the FCC has granted an additional application to use TMI's system and may grant others.

The FCC may authorize other foreign-licensed L-band systems to provide service to domestic U.S. customers. There are a number of applications pending before the Commission to access Inmarsat Ltd. ("Inmarsat"), licensed by the United Kingdom, to provide service in the U.S. We have opposed these applications on a number of grounds, including Inmarsat's failure to comply with the Open-Market Reorganization for the Betterment of International Telecommunications Act (ORBIT
Act), which sets certain criteria which Inmarsat must meet before entering the U.S. domestic market. There is no assurance that our opposition to these applications will be successful. Inmarsat's entry into the domestic U.S. marketplace may increase Inmarsat's demand for spectrum in the international coordination process and otherwise make it more difficult for us to secure access to 20 MHz of spectrum.

We are operating under waivers of certain FCC rules. In 1996, the FCC issued an order requiring all Commercial Mobile Radio Service providers to offer what are known as "enhanced 9-1-1 services" including the ability to automatically locate the position of all transmitting mobile terminals. We would not have been able to offer this automatic location information without adding substantially to the cost of our mobile equipment and reconfiguring our communications ground segment software. The FCC decided not to impose specific new requirements on mobile satellite services providers, including Motient, at that time. The FCC did state its expectation that such providers eventually would be required to provide "appropriate access to emergency services." In December 2000, the FCC initiated a proceeding seeking comment on whether to eliminate the exception allowed mobile satellite services providers from the requirement to provide "enhanced 9-1-1 services." A decision to impose this requirement on mobile satellite services providers could have a material adverse effect on our business.

The FCC enacted "rate integration" regulations pursuant to Section 254(g) of the Communications Act which requires that providers of interstate interexchange telecommunications services charge the same rates for these services in every state, including Puerto Rico and the U.S. Virgin Islands. We have opposed the imposition of this rate integration requirement on our mobile satellite services system, so that we may preserve the flexibility to charge more for service in areas covered by satellite beams that require more satellite power. The FCC has denied our request for a permanent exemption from its rate integration requirement, but has not yet ruled on our request for a temporary waiver of a year or more. The FCC has granted us an interim waiver from its rate integration requirement until its decision on our temporary waiver request. In July 2000, the United States Court of Appeals for the District of Columbia Circuit vacated the FCC's decision that the "rate integration" provision of the Communications Act applies to CMRS providers. The FCC has not yet acted in response to the court's ruling.

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


Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company's Stockholders during the fourth quarter of fiscal 2000.

                                     PART II

Items 5, 6, 7 and 8.

The information called for by Items 5 through 8 of Part II is presented in a separate section of this Annual Report on Form 10-K commencing on the page numbers specified below:

Form 10-K Item                                                              Page

Item 5 - Market for the Registrant's Common Equity and Related Matters      F-59

Item 6 - Selected Financial Data                                            F-60

Item 7- Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                           F- 2

Item 8 - Financial Statements and Supplementary Data                        F-18



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.


None.

                                    PART III


Items 10, 11, 12 and 13.

The information called for by Part III (Items 10, 11, 12 and 13) is incorporated herein by reference from the material included under the captions "Nominees," "Board Committees, Meetings, and Compensation," "Executive Officers," "Performance Graph," "Summary Compensation Table," "Option/SAR Grants in Last Fiscal Year," "Aggregated Option/SAR Exercises in Last Fiscal Year and Year-End Option/SAR Values," "Audit Committee Report," "Compensation and Stock Option Committee Report," "Security Ownership of Certain Beneficial Owners and Management," "Agreements Among Stockholders," "Compensation and Stock Option Committee Interlocks and Insider Participation" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement (to be filed) for its Annual Meeting of Stockholders to be held May 22, 2001 (the "Proxy Statement"). The Proxy Statement is being prepared and will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and furnished to the Company's Stockholders, on or about April 23, 2001.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


(1)      1.  Financial Statements.

The  following   consolidated  financial  statements  of  the  Company  and  its subsidiaries are included in a separate section of this Annual Report on Form 10-K commencing on the page numbers specified below:


INDEX........................................................................F-1

Management's Discussion and Analysis of Financial Condition
          and Results of Operations..........................................F-2

Report of Arthur Andersen LLP, Independent Public Accountants
 to Motient Corporation.....................................................F-18

Report of KPMG LLP, Independent Auditors to XM Satellite
 Radio Holdings Inc.........................................................F-19

Consolidated Statements of Operations of Motient ...........................F-20

Consolidated Balance Sheets of Motient .....................................F-21

Consolidated Statements of Stockholders' Equity (Deficit) of Motient .......F-23

Consolidated Statements of Cash Flows of Motient ...........................F-24

Notes to Consolidated Financial Statements of Motient ......................F-25

Quarterly Financial Data of Motient  .......................................F-59

Selected Financial Data of Motient .........................................F-60

         2.  Financial Statement Schedules.

Financial Statement Schedules not included with the one listed below have been omitted because they are not required or not applicable, or because the required information is shown in the financial statements or notes thereto.

1.       Condensed Financial
              Information of Registrant.................................Page S-1

2.      Schedule II - Valuation and Qualifying Accounts................Page S-16

3.      Exhibits

        3.1 - Restated Certificate of Incorporation of the Company (as restated effective May 23, 2000) (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-3 (File No. 333-42104)

        3.2 - Amended and Restated Bylaws of the Company (as amended and restated effective May 23, 2000)(incorporated by reference to
               Exhibit 3.2 to the Company's Registration Statement on Form S-3 (File No. 333-42104))

        9.1 - Amended and Restated Stockholders' Agreement dated as of December 1, 1993, between the Company and certain holders of its capital stock (Incorporated by reference to Exhibit 9.1 to the Company's Registration Statement on Form S-1 (Reg. No. 33- 70468))

       10.1 - Contract for an MSAT Spacecraft, dated December 7, 1990 between the Company and Hughes Aircraft Company, amended June 15, 1993 (Amendment Nos. 1 through 4) and further amended November 11, 1993 (Amendment No. 5), Motient Services Inc., as assignee of the Company, and Hughes Aircraft Company (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (Reg. No. 33-70468))

       10.1a   -    Amendment  No.  6 to the  MSAT  Spacecraft  Contract,  dated
                    October 11, 1994, between Motient Services Inc., as assignee to the Company, and Hughes Aircraft Company (Incorporated by reference to Exhibit 10.3a to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File
                    No. 0-23044))

       10.1b   -    Mutual  Final  Release,  dated  October  11,  1994,  between
                    Motient  Services  Inc.,  Hughes  Aircraft,  Spar  Aerospace
                    Limited  and  Lockheed   Missiles  &  Space  Company,   Inc.
                    (Incorporated by reference to Exhibit 10.3b to the Company's
                    Annual  Report  on Form  10-K  for  the  fiscal  year  ended
                    December 31, 1994 (File No. 0-23044))

       10.1c   -    Amendment  No.  7 to the  MSAT  Spacecraft  Contract,  dated
                    October 11, 1994, between Motient Services Inc., as assignee to the Company, and Hughes Aircraft Company (Incorporated by reference to Exhibit 10.3c previously filed with the Report on Form 10-K for the period ending December 31, 1997 (File
                    No. 0-23044)))

       10.2 - Memorandum of Agreement for Satellite Capacity, dated February 17, 1992, between Motient Services Inc. and Telesat Mobile Inc., as amended by Amending Agreement dated October 18, 1993 among the Company, Motient Services Inc. and TMI Communications and Company, Limited Partnership, as successor in interest to Telesat Mobile Inc., and as further amended by letter agreement dated October 18, 1993 (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (Reg. No. 33-70468))

       10.3 - Agreement for Cooperation in Joint Procurement of MSS Systems, dated September 19, 1988, between American Mobile Satellite Consortium Inc. and Telesat Mobile Inc. (Incorporated by reference to Exhibit 10.32 to the Company's Registration Statement on Form S-1 (Reg. No. 33-70468))

       10.4 - Joint Operating Agreement, dated April 25, 1990, between the Company and Telesat Mobile Inc. as amended by Amending Agreement dated October 18, 1993 among the Company, Motient Services Inc. and TMI Communications and Company, Limited Partnership, as successor in interest to Telesat Mobile Inc. (Incorporated by reference to Exhibit 10.33 to the Company's Registration Statement on Form S-1 (Reg. No. 33-70468))

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

       10.5a   -    Amendment No. 1 dated June 28, 1996, to Right of First Offer
                    Agreement among the Company, Hughes Communications Satellite
                    Services, Inc., Singapore Telecommunications Ltd., Satellite
                    Communications  Investments Corporation,  Space Technologies
                    Investments,   Inc.,   and  Transit   Communications,   Inc.
                    (Incorporated  by reference to Exhibit XI to the Amended and
                    Restated  Schedule  13D dated July 1, 1996,  filed by Hughes
                    Communications     Satellite    Services,    Inc.,    Hughes
                    Communications,   Inc.,  Hughes  Aircraft  Company,   Hughes
                    Electronics Corporation and General Motors Corporation with respect to shares of Common Stock, $.01 par value, of the Company)

       10.6* - Motient Corporation Stock Award Plan (as amended and restated effective May 23, 2000) (Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Reg. No. 333-40566)

       10.6a*  -    Form of Nonstatutory  Stock Option Agreement under the Stock
                    Award Plan (Incorporated by reference to Exhibit 10.6a to the Company's Annual Report on Form 10-K for the year ended
                    December 31, 1999)

       10.7* - Employee   Stock   Purchase   Plan,   as  amended  May  23,  2000
               (Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (Reg. No. 333-40566)

       10.8* - Form  of  Directors   and  Officers   Indemnification   Agreement
               (Incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-23044))

       10.9* - 1994 Stock Option Plan for Non-Employee Directors (Incorporated by reference to Exhibit 10.53 to the Company's Annual Report on Form 10-K filed for the period ended December 31, 1996 (File No. 0-23044))

       10.10*- Form  of  Executive  Agreements  (Incorporated  by  reference  to
               Exhibit 10.54 to the Company's Annual Report on Form 10-K filed for the period ending December 31, 1996 (File No. 0-23044))

       10.11*- Form of Restricted Stock Agreement  (Incorporated by reference to
               Exhibit 10.13b to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-23044))

       10.12 - Mobile  Terminal  Production  Agreement,  dated  October 6, 1992, between Motient Services Inc. and Westinghouse Electric Corporation acting through Westinghouse Electronic Systems Company (Incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (Reg. No. 33-70468))

       10.12a  -    Amendment  No. 1 to Mobile  Terminal  Production  Agreement,
                    dated November 21, 1994,  between Motient  Services Inc. and
                    Westinghouse    Electric    Corporation    acting    through
                    Westinghouse  Electronic  Systems Company  (Incorporated  by
                    reference to Exhibit  10.17a to the Company's  Annual Report on Form 10-K for the fiscal  year ended  December  31,  1994
                    (File No. 0-23044))

       10.12b  -    Amendment  No. 2 to Mobile  Terminal  Production  Agreement,
                    dated January 23, 1995,  between  Motient  Services Inc. and
                    Westinghouse    Electric    Corporation    acting    through
                    Westinghouse  Electronic  Systems Company  (Incorporated  by
                    reference to Exhibit  10.17b to the Company's  Annual Report on Form 10-K for the fiscal  year ended  December  31,  1994
                    (File No. 0-23044))

       10.12c  -    Amendment  No. 3 to Mobile  Terminal  Production  Agreement,
                    dated March 21,  1995,  between  Motient  Services  Inc. and
                    Westinghouse    Electric    Corporation    acting    through
                    Westinghouse Electronic Systems Company (Incorporated by reference to Exhibit 10.17c the Company's Annual Report on
                    Form 10-K for the fiscal year ended  December 31, 1994 (File
                    No. 0-23044))

       10.13 - Mobile Termination Production Contract, dated November 30, 1992, between Motient Services Inc. and Mitsubishi Electric Corporation (Incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1 (Reg. No. 33-70468))

       10.14 - Deed of Lease at Reston, Virginia, dated February 4, 1993 and amended June 21, 1993, between Motient Services Inc. and Trust Company of the West as Trustee (Incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 (Reg. No. 33-70468))

       10.14a  -    Amendment  No. 4 to Deed of Lease,  dated  October  7, 1994, between Motient Services Inc. and Trust Company of the West as Trustee (Incorporated by reference to Exhibit 10.20a to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-23044))

       10.15 - Master Lease Agreement, dated June 23, 1993, between Motient Services Inc. and Digital Equipment Corporation and Amendment to Master Lease Agreement between Motient Services Inc. and Digital Equipment Corporation dated August 2, 1993 (Incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-1 (Reg. No. 33-70468))

       10.16 - Telemetry, Tracking and Control Satellite Service Agreement, dated as of August 5, 1993, between Motient Services Inc. and Hughes Communications Satellite Services, Inc. (Incorporated by reference to Exhibit 10.27 to the Company's Registration Statement on Form S-1 (Reg. No. 33-70468))

       10.17 - Agreement dated as of December 14, 1992 between Motient Services Inc. and GTE Spacenet Corporation (Incorporated by reference to
               Exhibit 10.35 to the Company's Registration Statement on Form S-1 (Reg. No. 33-70468))

       10.17a  -    Amendment  No.  1  dated  as of  November  7,  1997  to  the
                    Agreement  dated as of December  14,  1992,  by GTE Spacenet
                    Corporation and Motient Services Inc. (Incorporated by reference to Exhibit 10.65 previously filed with the Report on Form 10-K for the period ending December 31, 1997 (File
                    No. 0-23044))

       10.18 - Master Agreement dated March 30, 1994, between Washington International Teleport, Inc., and the Company (Incorporated by reference to Exhibit 10.36a to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-23044))

       10.18a  -    Contract  Amendment  No. A001,  dated July 1, 1994,  between
                    Washington  International  Teleport,  Inc.,  and the Company
                    (Incorporated   by  reference  to  Exhibit   10.36b  to  the
                    Company's Quarterly Report on Form 10-Q filed for the period ending September 30, 1994 (File No. 0-23044))

       10.18b  -    Contract  Amendment  No. A002,  dated July 1, 1994,  between
                    Washington  International  Teleport,  Inc.,  and the Company
                    (Incorporated   by  reference  to  Exhibit   10.36c  to  the
                    Company's Quarterly Report on Form 10-Q filed for the period ending September 30, 1994 (File No. 0-23044))

       10.19 - Asset Sale Agreement dated as of November 22, 1996, by and among Rockwell Collins, Inc., the Company and Motient Services Inc. (Incorporated by reference to Exhibit 10.61 to the Company's Current Report on Form 8-K dated November 22, 1996, and filed on December 9, 1996 (File No. 0-23044))

       10.20 - Stock Purchase Agreement for the Acquisition of Motorola ARDIS Acquisition, Inc. and Motorola ARDIS, Inc. by Motient Holdings Inc., a Wholly-Owned Subsidiary of the Company, dated as of December 31, 1997 (Incorporated by reference to Exhibit 10.65 previously filed with the Company's Report on Form 10-K for the period ending December 31, 1997 (File No. 0-23044)).

       10.20a  -    Amendment  No. 1 dated March 31, 1998 to the Stock  Purchase
                    Agreement for the Acquisition of Motorola ARDIS Acquisition,
                    Inc. and Motorola  ARDIS,  Inc. by Motient  Holdings Inc., a
                    Wholly-Owned Subsidiary of the Company (Incorporated by reference to Exhibit 4.2 to the Schedule 13D dated March 31,
                    1998, filed by Motorola, Inc.).

       10.21 - Participation Rights Agreement by and among Motorola, Inc., the Company, and the parties listed on Schedule A, dated as of December 31, 1997 (Incorporated by reference to Exhibit 10.65 previously filed with the Report on Form 10-K for the period ending December 31, 1997 (File No. 0-23044)).

       10.21a  -    Registration  Rights  Agreement by and among Motorola,  Inc.
                    and the Company dated as of March 31, 1998 (Incorporated by reference to Exhibit 4.4 to the Schedule 13D dated March 31,
                    1998, filed by Motorola, Inc.)

       10.22 - Credit Agreement by and between Motorola Inc. and ARDIS Company dated June 17, 1998 (Incorporated by reference to Exhibit 10.61 to the Company's Current Report on Form 10-Q dated June 30, 1998 (File No. 0-23044)).

       10.22a  -    Amendment  No. 2, dated  September  1,  2000,  to the Credit
                    Agreement, dated as of June 17, 1998, by and between Motorola, Inc. and Motient Communications Company (formerly known as ARDIS Company) (Incorporated by reference to
                    Exhibit  10.22a to the  Company's  Quarterly  Report on Form
                    10-Q for the  quarter  ended  September  30,  2000 (File No.
                    0-23044)).

       10.22b  -    Assumption,  Release,  Amendment and Waiver Agreement by and
                    among  Motorola,   Inc.,  Motient  Communications  Inc.  and
                    Motient  Communications  Company,  dated as of December  29,
                    2000 (filed herewith).

       10.23 - Indenture of Motient Holdings Inc., Series A and Series B, 12 1/4% Senior Notes Due 2008, dated March 31, 1998 (Incorporated by reference to Registration Statement on Form S-4 filed on May 15, 1998 (File No. 333-52777)).

       10.24 - Debt Registration Rights Agreement dated March 31, 1998 by and among Motient Holdings Inc., Bear, Stearns & Co. Inc., J.P. Morgan Securities Inc., TD Securities (USA) Inc. and BancAmerica Robertson Stephens, and guarantors party thereto (Incorporated by reference to Registration Statement on Form S-4 filed on May 15, 1998 (File No. 333-52777)).

       10.25 - Unit Agreement Among Motient Corporation, Motient Holdings Inc. and State Street Bank and Trust Company as Unit Agent, dated March 31, 1998 (Incorporated by reference to Registration
               Statement   on  Form  S-4  filed  on  May  15,   1998  (File  No.
               333-52777)).

       10.26 - Warrant Agreement between Motient Corporation as Issuer and State Street Bank and Trust Company as Warrant Agent dated March 31, 1998 (Incorporated by reference to Registration Statement on Form S-4 filed on May 15, 1998 (File No. 333-52777)).

       10.27 - Warrant Registration Rights Agreement dated March 31, 1998 By and Among Motient Corporation and Bear, Stearns & Co. Inc., J.P. Morgan Securities Inc., T.D. Securities (USA) Inc., BancAmerica Robertson Stephens (Incorporated by reference to Registration Statement on Form S-4 filed on May 15, 1998 (File No. 333-52777)).

       10.28 - Pledge and Security Agreement by and among Motient Holdings Inc., State Street Bank and Trust Company, as Trustee and State Street Bank and Trust Company, as Collateral Agent dated March 31, 1998 (Incorporated by reference to Registration Statement on Form S-4 filed on May 15, 1998 (File No. 333-52777)).

       10.29 - Guaranty Issuance Agreement, dated as of March 31, 1998, among Hughes Electronics Corporation, Singapore Telecommunications Ltd., and Baron Capital Partners, L.P. and the Company and Motient Holdings Inc. (Incorporated by reference to Exhibit 1 to the Schedule 13D dated March 31, 1998, filed by Hughes Communications Satellite Services, Inc.)

       10.29a  -    Amendment No. 1 to the Guaranty Issuance Agreement, dated as of January 15, 1999, among Hughes  Electronics  Corporation,
                    Singapore   Telecommunications   Ltd.,   and  Baron  Capital
                    Partners,  L.P.  and the Company and Motient  Holdings  Inc.
                    (Incorporated   by  reference  to  Exhibit   10.29a  to  the
                    Company's  Annual  Report  on Form  10-K for the year  ended
                    December 31, 1998 (File No. 0-23044))

       10.29b  -    Amendment No. 2 to the Guaranty Issuance Agreement, dated as of March 29,  1999,  among Hughes  Electronics  Corporation,
                    Singapore   Telecommunications   Ltd.,   and  Baron  Capital
                    Partners,  L.P.  and the Company and Motient  Holdings  Inc.
                    (incorporated   by  reference  to  Exhibit   10.29b  to  the
                    Company's  Annual  Report  on Form  10-K for the year  ended
                    December 31, 1998 (File No. 0-23044))

       10.30 - Warrant No. 1 for the Purchase of 3,750,000 Shares (subject to adjustment) of Common Stock of the Company issued to Hughes
               Electronics Corporation, dated June 28, 1996 (Incorporated by reference to Exhibit XIII to the Amended and Restated Schedule 13D dated July 1, 1996, filed by Hughes Communications Satellite Services, Inc., Hughes Communications, Inc., Hughes Aircraft
               Company, Hughes Electronics Corporation and General Motors Corporation with respect to shares of Common Stock, $.01 par value, of the Company).

       10.30a  -    Amendment  No.  1 to the  Warrant  Certificate,  dated as of
                    March  27,  1997,  by  and  among  the  Company  and  Hughes
                    Electronics Corporation, Singapore Telecommunications Ltd., and Baron Capital Partners, L.P. (Incorporated by reference to Exhibit 4 to the Schedule 13D dated March 31, 1997, filed by Hughes Communications Satellite Services, Inc.)

       10.30b  -    Amendment  No.  2 to the  Warrant  Certificate,  dated as of
                    March  31,  1998,  by  and  among  the  Company  and  Hughes
                    Electronics Corporation, Singapore Telecommunications Ltd., and Baron Capital Partners, L.P. (Incorporated by reference to Exhibit 4 to the Schedule 13D dated March 31, 1998, filed by Hughes Communications Satellite Services, Inc.)

       10.30c  -    Amendment No. 3 to the Warrant Certificates for the Purchase
                    of Shares of Common Stock of the Company,  dated as of April
                    1, 1999,  by and among the  Company  and Hughes  Electronics
                    Corporation,  Singapore  Telecommunications  Ltd., and Baron
                    Capital Partners, L.P. (incorporated by reference to Exhibit
                    10.29b to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-23044))

       10.30d  -    Amendment No. 4 to Warrant  Certificates for the purchase of shares of common  stock of Motient  Corporation  dated as of
                    June  29,  2000   issued  to  each  of  Hughes   Electronics
                    Corporation and Baron Capital Partners,  L.P.  (Incorporated
                    by reference to Exhibit  10.30d to the  Company's  Quarterly
                    Report  on Form 10-Q for the  quarter  ended  June 30,  2000
                    (File No. 0-23044)).

       10.31 - Registration Rights Agreement dated as of June 28, 1996, among the Company, Hughes Electronics Corporation, Singapore Telecommunications Ltd., and Baron Capital Partners, L.P. (Incorporated by reference to Exhibit XIV to the Amended and Restated Schedule 13D dated July 1, 1996, filed by Hughes Communications Satellite Services, Inc., Hughes Communications, Inc., Hughes Aircraft Company, Hughes Electronics Corporation and General Motors Corporation with respect to shares of Common Stock, $.01 par value, of the Company). (Incorporated by reference to Exhibit 10.57 to the Company's Quarterly Report on Form 10-Q filed for the period ended June 30, 1996 (File No. 0-23044))

       10.32 - Warrant for the Purchase of Shares of Common Stock of the Company, dated as of March 31, 1998 (Incorporated by reference to Exhibit 2 to the Schedule 13D dated March 31, 1998, filed by Hughes Communications Satellite Services, Inc.)

       10.32a  -    Amendment No. 1 to Warrant  Certificates for the Purchase of
                    Shares of Common Stock of the Company,  dated as of April 1,
                    1999 by and among Hughes Electronics Corporation,  Singapore
                    Telecommunications  Ltd. and Baron  Capital  Partners,  L.P.
                    (incorporated   by  reference  to  Exhibit   10.29b  to  the
                    Company's  Annual  Report  on Form  10-K for the year  ended
                    December 31, 1998 (File No. 0-23044))

       10.32b  -    Amendment No. 2 to Warrant  Certificates for the purchase of common  stock of  Motient  Corporation  dated as of June 29,
                    2000 issued to each of Hughes  Electronics  Corporation  and
                    Baron Capital Partners,  L.P.  (Incorporated by reference to
                    Exhibit  10.32b to the  Company's  Quarterly  Report on Form
                    10-Q  for  the  quarter   ended  June  30,  2000  (File  No.
                    0-23044)).

       10.33 - Amended and Restated Registration Rights Agreement, dated as of March 31, 1998, among the Company and Hughes Electronics Corporation, Singapore Telecommunications Ltd., and Baron Capital Partners, L.P. (Incorporated by reference to Exhibit 3 to the Schedule 13D dated March 31, 1998, filed by Hughes Communications Satellite Services, Inc.)

       10.33a  -    Amendment  No. 1, dated as of May 10,  1999,  to Amended and
                    Restated  Registration  Rights  Agreement among the Company,
                    Hughes Electronics,  Singapore  Telecommunications Ltd., and
                    Baron Capital Partners,  L.P.  (incorporated by reference to
                    Exhibit  10.33a to the  Company's  Quarterly  Report on Form
                    10-Q  for  the  quarter  ended  March  31,  1999  (File  No.
                    0-23044))

       10.34 - Term Credit Agreement dated as of March 31, 1998 among the Company, Morgan Guaranty Trust Company of New York, Toronto Dominion (Texas), Inc. and other banks party thereto (Incorporated by reference to Exhibit 10.61 to the Company's Current Report on Form 10-Q dated March 31, 1998 (File No. 0-23044))

       10.34a  -    Amendment No. 1 and Waiver to Term Credit Agreement dated as of January 15, 1999 among the Company, Morgan Guaranty Trust
                    Company of New York, Toronto Dominion (Texas), Inc. and other banks party thereto (incorporated by reference to Exhibit 10.34a to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-23044))

       10.34b  -    Waiver,  dated as of May 21,  1999,  under  the Term  Credit
                    Agreement (incorporated by reference to Exhibit 10.34b to the Company's Annual Report on Form 10-K for the year ended
                    December 31, 1999 (File No. 0-23044))

       10.34c  -    Amendment  No. 2 and  Waiver of Term  Credit  Agreement  and
                    Amendment No. 1 of Term Loan Security and Pledge  Agreement,
                    dated as of November  15,  1999,  by and among the  Company,
                    Morgan Guaranty Trust Company of New York,  Toronto Dominion
                    (Texas),   Inc.   and  the   other   banks   party   thereto
                    (incorporated   by  reference  to  Exhibit   10.34c  to  the
                    Company's  Annual  Report  on Form  10-K for the year  ended
                    December 31, 1999 (File No. 0-23044))

       10.34d  -    Waiver,  dated as of June 27,  2000,  under the Term  Credit
                    Agreement among the Company, Morgan Guaranty Trust Company of New York and Toronto Dominion (Texas), Inc. and the other banks party thereto (Incorporated by reference to Exhibit
                    10.34d to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 0-23044)).

       10.34e  -    Waiver  dated as of October  18,  2000 under the Term Credit
                    Agreement  dated March 31, 1998 among  Motient  Corporation,
                    Morgan  Guaranty  Trust  Company  of New  York  and  Toronto
                    Dominion (Texas), Inc. and other banks party thereto (filed herewith)

       10.34f  -    Waiver  dated as of October  20,  2000 under the Term Credit
                    Agreement  dated March 31, 1998 among  Motient  Corporation,
                    Morgan  Guaranty  Trust  Company  of New  York  and  Toronto
                    Dominion (Texas), Inc. and other banks party thereto (filed herewith)

       10.34g  -    Waiver  dated as of  December  1, 2000 under the Term Credit
                    Agreement  dated March 31, 1998 among  Motient  Corporation,
                    Morgan  Guaranty  Trust  Company  of New  York  and  Toronto
                    Dominion (Texas), Inc. and other banks party thereto (filed herewith)

       10.34h  -    Waiver  dated as of  February  9, 2001 under the Term Credit
                    Agreement  dated March 31, 1998 among  Motient  Corporation,
                    Morgan  Guaranty  Trust  Company  of New  York  and  Toronto
                    Dominion (Texas), Inc. and other banks party thereto (filed herewith)

       10.35 - Revolving Credit Agreement dated as of March 31, 1998 among Motient Holdings Inc., the Company, Morgan Guaranty Trust Company of New York and Toronto Dominion (Texas), Inc. and other banks party thereto (Incorporated by reference to Exhibit 10.61 to the Company's Current Report on Form 10-Q dated March 31, 1998 (File No. 0-23044))

       10.35a  -    Amendment  No. 1 and Waiver to  Revolving  Credit  Agreement
                    dated as of January 15, 1999 among  Motient  Holdings  Inc., the Company,  Morgan  Guaranty Trust Company of New York and
                    Toronto Dominion (Texas), Inc. and other banks party thereto
                    (incorporated   by  reference  to  Exhibit   10.35a  to  the
                    Company's  Annual  Report  on Form  10-K for the year  ended
                    December 31, 1998 (File No. 0-23044))


       10.35b  -    Amendment No. 2 and Waiver of Revolving Credit Agreement and
                    Amendment  No.  1 of  Subsidiary  Guaranties,  dated  as  of
                    November 15, 1999, by and among Motient  Holdings  Inc., the
                    Company,  Morgan Guaranty Trust Company of New York, Toronto
                    Dominion (Texas), Inc. and the other banks party thereto, and the Subsidiary Guarantors party thereto (incorporated by reference to Exhibit 10.35b to the Company's Annual Report on Form 10-K for the year ended December 31, 1999)

       10.35c  -    Waiver,  dated  as of June 27,  2000,  under  the  Revolving
                    Credit  Agreement among the Company,  Motient Holdings Inc.,
                    Morgan  Guaranty  Trust  Company  of New York,  and  Toronto
                    Dominion  (Texas),  Inc.  and the other banks party  thereto
                    (Incorporated   by  reference  to  Exhibit   10.35c  to  the
                    Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 0-23044)).

       10.35d  -    Waiver  dated as of October  18,  2000  under the  Revolving
                    Credit Agreement dated March 31, 1998 among Motient Holdings
                    Inc., Motient Corporation,  Morgan Guaranty Trust Company of
                    New York and Toronto Dominion (Texas), Inc. and other banks party thereto (filed herewith)

       10.35e  -    Waiver  dated as of October  20,  2000  under the  Revolving
                    Credit Agreement dated March 31, 1998 among Motient Holdings
                    Inc., Motient Corporation,  Morgan Guaranty Trust Company of
                    New York and Toronto Dominion (Texas), Inc. and other banks party thereto (filed herewith)

       10.35f  -    Waiver  dated as of  December  1, 2000  under the  Revolving
                    Credit Agreement dated March 31, 1998 among Motient Holdings
                    Inc., Motient Corporation,  Morgan Guaranty Trust Company of
                    New York and Toronto Dominion (Texas), Inc. and other banks party thereto (filed herewith)

       10.35g  -    Waiver  dated as of  February  9, 2001  under the  Revolving
                    Credit Agreement dated March 31, 1998 among Motient Holdings
                    Inc., Motient Corporation,  Morgan Guaranty Trust Company of
                    New York and Toronto Dominion (Texas), Inc. and other banks party thereto (filed herewith)

       10.36*- 1999 Stock Option Plan for Non-Employee Directors (Incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 (File No. 333-88807)

       10.37 - Exchange Agreement, dated June 7, 1999, by and among the Company, WorldSpace, Inc., XM Satellite Radio Holdings Inc., and Noah A. Samara, as trustee of XM Ventures (Incorporated by reference to Exhibit 2.1 to the Company's Report on Form 8-K dated July 9, 1999 (File No. 0-23044))

       10.38 - Registration Rights Agreement, dated July 7, 1999, by and among XM Satellite Radio Holdings Inc. ("XM Radio"), the Company, Baron Asset Fund series ("Baron"), Clear Channel Investments, Inc. ("Clear Channel"), Columbia XM Radio Partners, LLC ("Columbia"), DIRECTV Enterprises, Inc. ("DIRECTV"), General Motors Corporation ("GM"), Madison Dearborn Capital Partners III, L.P. ("Madison Capital"), Madison Dearborn Special Equity III, L.P. ("Madison Equity"), Special Advisors Fund I, LLC ("Madison Advisors," and, collectively with Madison Capital and Madison Equity, "Madison"), and Telcom-XM Investors, L.L.C. ("Telcom") (Incorporated by reference to Exhibit 99.2 to the Company's Report on Form 8-K dated July 9, 1999 (File No. 0-23044))

       10.39 - Shareholders Agreement, dated July 7, 1999, by and among XM Radio, the Company, Baron, Clear Channel, Columbia, DIRECTV, GM, Madison Equity, Madison Capital, Madison Advisors, and Telcom (Incorporated by reference to Exhibit 99.1 to the Company's Report on Form 8-K dated July 9, 1999 (File No. 0-23044))

       10.39a  -    Amended and Restated  Shareholders'  Agreement,  dated as of
                    August 8, 2000,  by and among XM  Satellite  Radio  Holdings
                    Inc.,  the  Company,  Baron Asset Fund,  Baron  iOpportunity
                    Fund, Baron Capital Asset Fund,  Clear Channel  Investments,
                    Inc.,  Columbia XM Radio  Partners,  LLC,  Columbia  Capital
                    Equity Partners III (QP), L.P., DIRECTV  Enterprises,  Inc.,
                    Columbia XM Satellite  Partners  III,  LLC,  General  Motors
                    Corporation,  Madison  Dearborn  Capital Partners III, L.P.,
                    Special  Advisors  Fund I,  LLC,  Madison  Dearborn  Special
                    Equity  III,  L.P.,  American  Honda  Motor Co.,  Inc.,  and
                    Telcom-XM  Investors,  L.L.C.  (Incorporated by reference to
                    Exhibit 10.1 to Amendment  No. 1 to XM Radio's  Registration
                    Statement on Form S-1 (File No. 333-39176)).

       10.40 - Note Purchase Agreement, dated as of June 7, 1999, by and among XM Radio and each of Clear Channel, GM, Columbia, DIRECTV, Madison Capital, Madison Advisors, and Madison Equity, and Telcom (Incorporated by reference to Exhibit 99.3 to the Company's Report on Form 8-K dated July 9, 1999 (File No. 0-23044))

       10.41 - Investment Agreement dated as of June 22, 2000, by and among the Company, Motient Satellite Ventures LLC, and certain other investors (Incorporated by reference to Exhibit 10.41 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 0-23044)).

       10.42 - Asset Sale Agreement between Motient Satellite Ventures LLC and Motient Services Inc. dated as of June 29, 2000 (Incorporated by reference to Exhibit 10.42 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 0-23044)).

       10.42a  -    Amendment  No. 1, dated as of November  29,  2000,  to Asset
                    Sale Agreement,  dated as of June 29, 2000,  between Motient
                    Satellite Ventures LLC and Motient Services Inc. (filed herewith).

       10.42b  -    Amended  and  Restated  Asset  Sale  Agreement,  dated as of
                    January 8, 2001,  between Mobile Satellite  Ventures LLC and
                    Motient Services Inc. (filed herewith).

       10.43 - Research and Development, Marketing and Service Agreement, dated as of June 29, 2000, by and between Motient Satellite Ventures LLC and Motient Services Inc. (Incorporated by reference to
               Exhibit 10.43 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 0-23044)).

       10.43a  -    Amendment,  dated as of  January 8, 2001,  to  Research  and
                    Development,   Marketing   and  Service   Agreement   (filed
                    herewith).

       10.44 - First Amended and Restated Limited Liability Company Agreement of Motient Satellite Ventures LLC dated as of June 29, 2000
               (Incorporated by reference to Exhibit 10.44 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 0-23044)).

       10.44a  -    Amendment,  dated  December 19, 2000,  to First  Amended and
                    Restated  Limited  Liability  Company  Agreement  of  Mobile
                    Satellite Ventures LLC (filed herewith).

       10.45 - Registration Rights Agreement, dated as of June 29, 2000, by and among the Company and certain holders of securities convertible into or exchangeable for Common Stock (Incorporated by reference to Exhibit 10.45 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 0-23044)).

       10.45a  -    Amendment,  dated as of  January 8,  2001,  to  Registration
                    Rights Agreement dated as of June 29, 2000 (filed herewith).

       10.46 - Asset Sale Agreement, dated November 29, 2000, by and among the Company, Motient Services Inc. and Aether Systems, Inc. (filed herewith).

       10.47 - Escrow Agreement, dated as of November 29, 2000, by and among Motient Services Inc., Aether Systems, Inc. and Sun Trust Bank (filed herewith).

       10.48 - January 2001 Investment Agreement, dated as of January 8, 2001, by and among the Company, Mobile Satellite Ventures LLC, TMI Communications and Company, Limited Partnership, and the other investors named therein (filed herewith).

       10.49 - Restoral Capacity Letter Agreement, dated January 8, 2001, between Motient Services Inc. and TMI Communications and Company, Limited Partnership (filed herewith).

       10.50 - Document Standstill and Termination Agreement, dated as of January 8, 2001, by and among the Company, Mobile Satellite Ventures LLC, Motient Services Inc., and certain investors named therein (filed herewith).

       21.1  - Subsidiaries of the Company (filed herewith)

       23.1  - Consent of Arthur Andersen LLP (filed herewith)

       23.2  - Consent of KPMG LLP (filed herewith)

     ------------------------------------

     *Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of this report.



(2)      Reports on Form 8-K:

         On November 29, 2000, the Company filed a Current Report on Form 8-K, describing in response to Item 5-Other Events, the previously-announced sale of its retail transportation business to Aether Systems, Inc.

         On January 12, 2001, the Company filed a Current Report on Form 8-K, describing in response to Item 5-Other Events, that it had entered into a definitive agreement, subject to certain conditions, to combine its satellite communications business with that of TMI Communications and Company, Limited Partnership.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MOTIENT CORPORATION


                                   By: /s/Walter V. Purnell, Jr.
                                       -----------------------------------------
                                       Walter V. Purnell, Jr.
                                       President and Chief Executive Officer

Date:   April 2, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/Walter V. Purnell, Jr.  President and Chief Executive Officer
- -------------------------  (principal executive officer)           April 2, 2001
Walter V. Purnell, Jr.


/s/W. Bartlett Snell       Senior Vice President and               April 2, 2001
- -------------------------  Chief Financial Officer (principal
W. Bartlett Snell          financial and accounting officer)


/s/Gary M. Parsons         Chairman of the Board                   April 2, 2001
- -------------------------
Gary M. Parsons


/s/Billy J. Parrott        Director                                April 2, 2001
- -------------------------
Billy J. Parrott


/s/Andrew A. Quartner      Director                                April 2, 2001
- -------------------------
Andrew A. Quartner


/s/Jack A. Shaw            Director                                April 2, 2001
- -------------------------
Jack A. Shaw


/s/Jonelle St. John        Director                                April 2, 2001
- -------------------------
Jonelle St. John

Management's Discussion and Analysis of Financial Condition
  and Results of Operations..................................................F-2

Report of Arthur Andersen LLP, Independent Public Accountants
  to Motient Corporation....................................................F-18

Report of KPMG LLP, Independent Auditors to XM Satellite
  Radio Holdings Inc........................................................F-19

Consolidated Statements of Operations of Motient ...........................F-20

Consolidated Balance Sheets of Motient......................................F-21

Consolidated Statements of Stockholders' Equity (Deficit) of Motient .......F-23

Consolidated Statements of Cash Flows of Motient ...........................F-24

Notes to Consolidated Financial Statements of Motient ......................F-25

Quarterly Financial Data of Motient ........................................F-59

Selected Financial Data of Motient .........................................F-60

                Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

This Annual Report on Form 10-K contains and incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements regarding our expected financial position and operating results, our business strategy and our financing plans are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," "project," or "intend." These forward-looking statements reflect our plans, expectations and beliefs and, accordingly, are subject to certain risks and uncertainties. We cannot guarantee that any of such forward-looking statements will be realized.

Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements ("Cautionary Statements") include, among others, those described under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview," and elsewhere in this annual report, including in conjunction with the forward-looking statements included in this annual report. All of our subsequent written and oral forward-looking statements (or statements that may be attributed to us) are expressly qualified by the Cautionary Statements. You should carefully review the risk factors described in our other filings with the Securities and Exchange Commission (the "SEC") from time to time, including our registration statement on Form S-3 (File No. 333-42104), and our quarterly reports on Form 10-Q to be filed after this annual report, as well as our other reports and filings with the SEC. In addition, you are urged to carefully review the prospectus (including supplements) included within the registration statement (File No. 333-47570) of XM Satellite Radio Holdings Inc. ("XM Radio"), and XM Radio's current report on Form 8-K dated February 21, 2001 (File No. 0-27441), each filed with the SEC, which describe certain risk factors relating to XM Radio's business, as well as XM Radio's other reports filed from time to time with the SEC.

Our forward-looking statements are based on information available to us today, and we will not update these statements. Our actual results may differ significantly from the results discussed.

General

This section provides information which we believe is relevant to an assessment and understanding of the financial condition and consolidated results of operations of Motient Corporation (with its subsidiaries, "Motient" or the "Company"). The discussion should be read in conjunction with the consolidated financial statements and notes thereto. Motient has four wholly-owned subsidiaries which, for purposes of this annual report, are referred to as the core wireless business. As of December 31, 2000, we also owned a controlling interest in three other subsidiaries, referred to as XM Radio (defined below). On a consolidated basis, we refer to these entities as Motient.

We also have a less-than 100% interest in Mobile Satellite Ventures LLC, which is not consolidated with Motient.

Core Wireless Business

We are a nationwide provider of two-way, wireless mobile data services and mobile Internet services. Our customers use our network and applications for email messaging and dispatch and voice communications services, enabling businesses, mobile workers and consumers to transfer electronic information and messages and access corporate databases and the Internet.

Over the last several years, we have made substantial investments in new products and services, including our eLink(sm) wireless email service, which we believe will capitalize on the rapid expansion of Internet email usage and wireless data, particularly in the business-to-business environment.

Our eLink service is a two-way wireless email device and electronic organizer that uses our terrestrial network. We provide our eLink brand two-way wireless email service to customers accessing email through corporate servers, Internet Service Providers ("ISP"), Mail Service Provider ("MSP") accounts, and paging network suppliers. Also, in July 2000 we entered into an agreement with Yahoo! Inc., a leading global Internet communications, commerce and media company, to use our eLink service to provide Yahoo! users wireless access to Yahoo! content and services. In November 2000, we launched our eLink Fortified with Yahoo!(tm) service, as well as our BlackBerry(tm) by Motient solution specifically designed for large corporate accounts operating in a Microsoft Exchange environment. BlackBerry(tm) is a popular wireless email solution developed by Research in Motion ("RIM") and is being provided on the Motient network under license from RIM.

We expect that our rollout of eLink, BlackBerry(tm) by Motient and eLink Fortified with Yahoo!(tm) will require a significant investment of financial resources. We believe that the market opportunity represented by these wireless data offerings is substantial, and we have decided to focus the majority of our available and future resources on expanding our wireless data business. As a result of these factors, and in light of our previously-announced transactions involving Mobile Satellite Ventures LLC, we expect that the future level of investment in our voice business and satellite-related product lines will decrease as a percentage of our overall investment. While we expect that this shift in resources will ultimately yield an increase in our customer base, we expect that it will have the effect of driving down average revenue per unit as the percentage of voice customers decreases.

Sale of Retail Transportation Business

In an effort to focus our business on providing wireless data services, we sold our retail transportation assets to Aether Systems, Inc. ("Aether") on November 29, 2000. Aether purchased the assets comprising our wireless communications business for the transportation market, including the satellite-only and MobileMAX2(tm) multi-mode mobile messaging business. Aether acquired all of the assets used or useful in the retail transportation business, and assumed the related liabilities. Aether also purchased the existing inventory in the business, and was granted a perpetual license to use and modify any intellectual property owned by or licensed to us in connection with the retail transportation business. See "Liquidity and Capital Resources" and "Item 1. Business - Recent Developments" for further details of this transaction.

XM Radio

As of December 31, 2000, we had an equity interest of approximately 33.1% (or 21.3% on a fully diluted basis) in XM Satellite Radio Holdings Inc. ("XM Radio"), a public company; and, as of December 31, 2000 we controlled XM Radio through our Board of Director membership and common stock voting rights. As a result, all of XM Radio's results for the period from July 7, 1999 (the date we acquired 100% voting interest of XM Radio) through December 31, 2000 have been included in our consolidated financial statements.

In January 2001, pursuant to Federal Communications Commission ("FCC") approval to cease to control XM Radio, the number of directors that we appointed to XM Radio's Board of Directors was reduced to less than 50% of XM Radio's directors, and we converted a portion of our super-voting Class B Common Stock of XM Radio to Class A Common Stock. As a result, we ceased to control XM Radio, and will account for our investment in XM Radio pursuant to the equity method, effective January 2001.

The operations and financing of XM Radio are maintained separate and apart from the operations and financing of Motient. XM Radio completed its initial public offering in October 1999. Please refer to XM Radio's audited financial statements, included in its reports and filings with the SEC, for more detail about its business plan, risks, and financial results.

Mobile Satellite Ventures LLC

On June 29, 2000, we formed a new joint venture subsidiary, Mobile Satellite Ventures LLC ("Satellite Ventures"), in which we own 80% of the membership interests. The remaining 20% interests in Satellite Ventures are owned by three investors controlled by Columbia Capital, Spectrum Equity Investors LP, and Telcom Ventures L.L.C. (collectively, the "Investors"). Satellite Ventures is using our existing satellite network to conduct research and development activities and exploring the technical, strategic, and market potential of new wireless voice and data communications services.

In January 2001, we entered into an agreement, subject to certain conditions, to amend in several respects the terms of our June 2000 transaction involving Satellite Ventures. First, the Investors agreed, subject to certain conditions, to invest an additional $50 million to become (in the aggregate) the owners of 40% of the outstanding interests of Satellite Ventures. The Investors will also have an option, exercisable through June 29, 2002, for an additional $40 million, to increase their ownership in Satellite Ventures to 50.66% (with each individual Investor's stake being less than 20%). Second, upon closing of the transaction, TMI Communications & Company Limited Partnership ("TMI"), the Canadian satellite services provider, will contribute its satellite communications business assets to Satellite Ventures, along with our satellite business assets. TMI will become the owner of approximately 27% of the outstanding equity of Satellite Ventures. Upon closing of these transactions, we will sell our remaining satellite assets to Satellite Ventures, and will own approximately 33% of the outstanding interests and be the largest single shareholder of Satellite Ventures.

Our significant acquisitions in recent years, the sale of the retail transportation assets to Aether Systems in 2000, and the impact of consolidating the results of XM Radio, make period to period comparison of our financial results less meaningful, and therefore, you should not rely on them as an indication of future operating performance.

Overview

We have incurred significant operating losses and negative cash flows in each year since we started operations, due primarily to start-up costs, the costs of developing and building the networks and the cost of developing, selling and providing our products and services. We are, and will continue to be, highly leveraged (see "Liquidity and Capital Resources" below).

Our future operating results could be adversely affected by a number of uncertainties and factors, including:

o      our ability to fund anticipated  capital  expenditures,  operating losses and debt service requirements and our ability to secure additional financing as necessary, including our dependence on selling XM Radio shares and certain limitations thereon,
o the timely roll-out of certain key customer initiatives and the launch of new products or the entry into new market segments, which may require us to continue to incur significant operating losses,
o our ability to recognize the earn-out and escrow deferred payments under the Aether transaction,
o      our ability  to  fully  recover  the  value  of our inventory in a timely manner,
o our ability to gain market acceptance of new products and services, including our new product offerings, eLink, BlackBerry(tm) by Motient and eLink Fortified with Yahoo!(tm),
o our ability to respond and react to changes in our business and the industry because we have substantial indebtedness,
o our ability to modify our organization, strategy and product mix to maximize the market opportunities as the market changes,
o      our ability to manage growth effectively,
o competition from existing companies that provide services using existing communications technologies and the possibility of competition from companies using new technology in the future,
o our ability to maintain, on commercially reasonable terms, or at all, certain technologies licensed from third parties,
o      the loss of one or more of our key customers,
o      our ability to attract  and  retain key  personnel,
o the timely availability of an adequate supply of subscriber equipment at competitive price points,
o our dependence on third party distribution relationships to provide access to potential customers,
o      our  ability  to  expand  our  networks  on  a  timely  basis  and  at  a commercially reasonable cost, or at all, as additional future demand increases,
o      regulation by the FCC, and
o technical anomalies that may occur within the network, including product development, which could impact, among other things, customer performance, satisfaction and revenue under contractual arrangements with certain customers, or the operation of the satellite network and the cost, scope or availability of in-orbit insurance.

Additionally, XM Radio is a development stage company with no revenues, and its business is subject to a number of significant risks and uncertainties including the following:

o the ability to obtain additional financing necessary to complete the build out of its system and maintain operations until such time as it can reach cash flow positive,
o satellite launch failures, destruction or damage during launch, and premature failure of XM Radio's satellites that may not be fully covered by insurance, or natural disasters that could damage the service network or ground facilities for which there are no backups,
o the failure by satellite and launch contractors to deliver functioning systems in a timely manner, for which XM Radio may not have adequate remedies,
o the ability of XM Radio to successfully integrate complex technologies into a technologically feasible configuration, as well as rapid technological changes that could make XM Radio's service obsolete,
o the timely availability of XM Radio's subscriber equipment at competitive prices,
o competition from traditional and emerging audio entertainment providers or the potential for customers to steal their signals, which could adversely affect revenues,
o      the ability of XM Radio to gain market acceptance of its service,
o      the  ability  of  XM  Radio   to  achieve  profitability   given  certain
       distribution agreement obligations and joint development funding requirements,
o the ability to maintain, on commercially reasonable terms, or at all, certain technologies licensed from third parties,
o their ability to respond and react to changes in their business and the industry because of their substantial debt,
o      the ability to attract and retain key employees,
o      regulation by the FCC, and
o the potential impact to its stock price as a result of certain preferred stockholder rights and potential future issuances of common stock.

We have a significant investment in XM Radio which may be affected by the foregoing risks and impact the market price of our stock. For an expanded discussion of XM Radio's risk factors, please refer to XM Radio's most recently filed prospectus (including supplements thereto), its most recent Annual Report on Form 10-K, and its other reports filed from time to time with the SEC.

Year Ended December 31, 2000 and December 31, 1999

Revenue and Subscriber Statistics

Service revenue, which includes our data, voice, and capacity reseller services, approximated $73.5 million for the year ended December 31, 2000, which constituted a $5.8 million, or 9% increase over 1999. The increase in service revenues in 2000 was attributable to a 46% increase in subscribers, partially offset by a reduction in average revenue per unit ("ARPU").

                                                 Year Ended December 31,
               Summary of Revenue                   2000               1999            Change           % Change
                                                    ----               ----            ------           --------
                                                                 (in millions)
     Data Services                                    $52.2             $49.7              $2.5              5
     Voice Service                                     12.2              13.2              (1.0)            (8)
     Capacity Resellers and Other                       9.1               4.8               4.3             90
     Equipment Revenue                                 26.4              23.4               3.0             13
                                              -------------      ------------      ------------
         Total                                       $ 99.9             $91.1              $8.8             10
                                              =============      ============      ============


Our data service revenue increased as a result of approximately 61,900 additional subscribers at December 31, 2000, as compared to December 31, 1999, broken down as follows:

                                                       Revenue Growth
                                       Subscribers
             eLink                       42,500           $2.6
             Transportation              17,000            6.9
             Field Service                 (700)          (7.9)
             Telemetry                    3,100            0.9
                                         -------          -----
               Total                     61,900           $2.5
                                         =======          =====

The growth in the transportation segment was primarily related to usage by UPS and to increased usage by multi-mode customers. The decrease in field service was a result of (i) contract price reductions from existing large customers and
(ii) the expiration of a large contract.

The decrease in service revenue from voice services was primarily the result of a decrease in ARPU caused by a shift in customer usage to lower-usage emergency response services, and a continued drop in ARPU for our maritime customers, partially offset by our 8% increase in the number of voice subscribers.

Service revenue from capacity resellers, who handle both voice and data services, and other sources, increased primarily as a result of approximately $3.6 million in revenue under our Research and Development agreement with Satellite Ventures, as well as $250,000 of revenue recognized from the licensing of certain of our technologies.

For the year ended December 31, 2000 we experienced a 28% decrease in ARPU. This was primarily caused by (i) late year subscriber additions and delayed sales through the reseller channels for our eLink product that did not add materially to revenues, (ii) the impact of a one-time voice contract credit, and (iii) a larger percentage of our customers using our data service, versus our voice service, which typically have a higher ARPU. These factors were offset by an increase in ARPU caused by the revenue from the Research and Development Agreement with Satellite Ventures for which no subscribers were added. When normalized for the late year loading, one-time adjustment and revenue from the Research and Development Agreement, our ARPU decreased by 19% as compared with ARPU as of December 31, 1999. We expect our ARPU to continue to decline, especially in the transportation market where approximately 40% of our current transportation subscribers will be generating revenue on wholesale rates through Aether, versus the retail rates generated directly by us through November 2000.

The increase in equipment revenue for the year ended December 31, 2000, as compared to 1999 is a result of an increase of approximately $12.6 million in equipment sales for our eLink product lines, offset by (i) a $7.7 million decrease in voice equipment sales and (ii) a $2.0 million decrease in the revenue from the multi-mode data product. We expect this trend to continue with additional eLink offerings and the shift away from the voice business.

As is common in our industry, we report subscriber information and ARPU per month statistics. Although these measures are not recognized under Generally Accepted Accounting Principles ("GAAP"), we believe that this information helps to demonstrate important trends in our business.



                                                         Subscribers               Average Revenue Per Unit
                                                     As of December 31,               As of December 31,
                                                     ------------------               ------------------
                                                    2000             1999            2000            1999
                                                    ----             ----            ----            ----
                  eLink                            45,402           2,848              $11            n/a
                  Field Service                    45,465          46,183               40            n/a
                  Transportation                   73,044          56,053               22            n/a
                  Telemetry                        16,052          12,948               27            n/a
                  Maritime                          6,386           5,648               45            n/a
                  Other                            19,526          17,022               80            n/a
                                                  -------         -------
                           Total                  205,875         140,702              $31            $43
                                                  =======         =======


Expenses

                                                           Year Ended December 31,
                  Summary of Expense                         2000           1999          Change         % Change
                  ------------------                         ----           ----          ------         --------
                                                                       (in millions)
Cost of Service & Operations                                   $75.5          $69.3           $6.2            9
Cost of Equipment Sales                                         32.8           29.5            3.3           11
Sales & Advertising                                             35.5           23.1           12.4           54
General & Administration-core wireless                          21.5           19.4            2.1           11
General & Administration-XM Radio                               76.1           20.9           55.2          264
Depreciation & Amortization-core wireless                       35.4           54.9          (19.5)         (36)
Depreciation & Amortization-XM Radio                             3.4            0.9            2.5          278
Satellite Impairment Charge                                      --            97.4          (97.4)        (100)
                                                              ------         ------         -------
    Total                                                     $280.2         $315.4         $(35.2)         (11)
                                                              ======         ======         =======        =====


Effective July 7, 1999, as a result of our acquisition of all other ownership interest in XM Radio and changes in certain participating rights, we consolidated its results with ours from that point forward. Consequently, the discussion of the 2000 results reflect the costs of the consolidated entity. The results for the year ended December 31, 1999 included expenses on a consolidated basis from July 7, 1999 forward.

Cost of service and operations includes costs to support subscribers and to operate the network. The increase in cost of service and operations was primarily attributable to (i) a 22% increase in communication charges associated with increased service usage and an 11% increase in base stations year over year, (ii) increased rates under communication contracts to support the terrestrial network, (iii) a 22% increase in maintenance costs primarily for maintenance of our base stations, (iv) a 21% increase in headcount as we continue the build-out and support of our network, (v) a 20% increase for site rental costs associated with the build out of the terrestrial network, and (vi) an increase of $1.1 million for research and development efforts primarily associated with our eLink product, offset by (i) a reduction of approximately $3.6 million in Year 2000 costs and (ii) a 23% reduction in in-orbit insurance premiums. We anticipate reductions in our cost of service and operations as a result of the sale of our transportation assets to Aether; however, these savings will be partially offset by continued growth of the terrestrial network.

The $3.3 million increase in cost of equipment sold for the year ended December 31, 2000, as compared to 1999, was a result of our growth in the sales of our eLink product line, which was introduced in the third quarter of 1999, and a $3.6 million inventory write-down associated with certain first generation eLink devices. Additionally, sales of our single-mode, multi-mode and voice products were down 55% from last year.

Sales and advertising expenses as a percentage of total revenue were approximately 36% for 2000, compared to 25% for 1999. The increase in sales and advertising expenses year over year was primarily attributable to (i) increased costs of providing demonstration equipment in an effort to seed the market for our new products, (ii) increased trade show activity in 2000 as compared to 1999, (iii) costs incurred in connection with our company name change in April 2000, (iv) an increase in advertising in 2000 to heighten our presence in the marketplace and to highlight our new product offerings, (v) advertising and other costs associated with our roll out of our eLink fortified with Yahoo! product in November 2000 (see below), (vi) eLink subscriber acquisition costs, and (vii) a 9% increase in headcount to support the new sales and marketing initiatives. We expect these costs to continue to increase as we increase our customer acquisitions and brand recognition efforts.

In July 2000, we signed an agreement with Yahoo! to promote our newly-developed eLink Fortified with Yahoo! wireless product. In addition to our advertising commitment under this contract, we also issued common stock purchase warrants to Yahoo!. The Yahoo! warrants were valued at approximately $4.8 million. These warrants will be amortized to sales and advertising in accordance with the roll out of the advertising plan, anticipated to run through July 2002.

General and administrative expenses for the core wireless business as a percentage of total revenue were approximately 22% for 2000, compared to 21% for 1999. The increase in 2000 costs over 1999 costs in our core wireless business general and administrative expenses was attributable to (i) a 9% increase in general and administrative headcount from the prior year, (ii) an overall 16% increase from 1999 in total headcount causing an increase in employee-related costs, (iii) increases in facility costs as a result of increased space rental,
(iv) an increase in bad debt expense primarily associated with two customers, and (v) an increase in regulatory costs, associated principally with our appeal of the FCC's decision to grant applications to competitors to provide mobile satellite services in the United States. See "Regulation" below.

General and administrative expenses for XM Radio increased as XM Radio prepared for the launch of service. Increases in costs are associated with research and development efforts, additional facility charges, and headcount related expenses. Additionally, in 2000, XM Radio incurred non-cash compensation charges of approximately $1.2 million for performance-based stock options as a result of adopting the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"). XM Radio will continue to recognize quarterly non-cash compensation charges in accordance with FIN 44 depending on the market value of XM Radio's Class A common stock at the end each quarter.

Depreciation and amortization for the core wireless business was approximately 35% of total revenue for 2000, compared to 60% for 1999. The decrease in depreciation and amortization expense in 2000 was primarily attributable to the $97.4 million asset impairment charge related to our satellite and satellite related ground segment assets taken in the fourth quarter of 1999. This resulted in a reduction in depreciation expense of approximately $16.3 million for 2000. Further reductions in depreciation expense are a result of older assets, particularly those associated with the mobile messaging business, being fully depreciated by the end of 1999.

Interest and other income was $31.4 million (of which $27.6 million was earned by XM Radio) for the year ended December 31, 2000, as compared to $8.5 million (of which $2.8 million was earned by XM Radio) for the year ended December 31, 1999. Excluding interest earned by XM Radio, the $1.9 million decrease in interest earned by the core wireless business reflects reduced interest earned on our escrow established for the Senior Notes as a result of lower escrow balances, which was essentially offset by interest earned in 1999 on our note receivable from XM Radio, as XM Radio was accounted for under the equity method of accounting during the first six months of 1999.

We incurred $62.5 million of interest expense in 2000, all of which related to our core wireless business, as XM Radio capitalized interest associated with constructing their satellite system, compared to $66.0 million during 1999, of which $2.7 million was incurred by XM Radio. The net decrease, excluding XM Radio, of $0.8 million for the year was a result of (i) a $4.3 million decrease in amortization of warrants, (ii) prepaid interest and debt offering costs due to the debt discount costs that were written off in 1999 and 2000 when we extinguished $82.8 million of debt on the bank facilities, and (iii) lower debt balances, offset by an approximate 3% increase in interest rates on our bank facility. We expect that interest costs will continue to be significant as we continue to draw down on our bank facility.

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

Net capital expenditures for the year ended December 31, 2000, excluding XM Radio, for property and equipment were $22.2 million compared to $13.8 million in 1999. Expenditures consisted primarily of assets necessary to continue the build out of our terrestrial network, including approximately $3.6 million for the purchase of new frequencies. In addition, XM Radio spent $51.4 million in 2000 for leasehold improvements on its new office building, as well as for other expenditures for office furniture and equipment.

Net capital expenditures for property under construction represent those costs associated with the build out of the XM Radio network. It is anticipated that these expenditures will continue to be significant as XM Radio continues to build out its satellites and ground segments. For the year ended December 31, 2000, XM Radio spent $414.9 million for property under construction.


Years Ended December 31, 1999 and 1998

Service Revenue and Subscriber Statistics

Service revenue, which includes our data, voice, and capacity reseller services, approximated $67.7 million for 1999, which constituted a $9.7 million, or 17% increase over 1998. The increase in service revenues year over year was primarily attributable to a full year of terrestrial data service in 1999, versus only nine months in 1998. Our 1999 revenue growth was slowed as a result of delays in our rollout of new product initiatives. In the case of MobileMAX2(tm), this delay also caused us to have product shortages of our first-generation equipment, so we had limited equipment available for sale to generate new customers.

                                                             Year Ended
                                                            December 31,

          Summary of Revenue                             1999        1998       Change     % Change
          ------------------                             ----        ----       ------     --------
                                                                (in millions)
          Data Service                                  $ 49.7      $ 40.1        $9.6         24%
          Voice Service                                   13.2        14.0        (0.8)        (6)
          Capacity Resellers and Other                     4.8         3.9         0.9         23
          Equipment Revenue                               23.4        29.2        (5.8)       (20)
                                                        ------      ------        -----       ----
             Total                                      $ 91.1      $ 87.2        $3.9          4%
                                                        ======      ======        =====       ====

The decrease in service revenue from voice services was primarily a result of a 32% decrease in our average revenue per unit for maritime subscribers following the sale of our maritime business to a reseller in late 1998. This was offset by an increase in our total voice subscriber customer base of 42% as well as Year 2000 priority service fees. Our data service revenue increased as a result of the inclusion of Motient Communications Inc. (formerly known as ARDIS) for the full twelve months in 1999 as compared to nine months in 1998, which contributed $9.0 million in additional revenue year over year, and a 15% increase in mobile data units during 1999. Service revenue from capacity resellers, who handle both voice and data services, increased primarily as a result of two new customers and increased contract commitments from current customers.

The decrease in revenue from the sale of equipment reflects the sale of approximately $8.5 million of maritime voice equipment to one customer in the fourth quarter of 1998. Excluding this sale, revenue from the sale of equipment increased in 1999 because of increased voice product sales primarily associated with companies preparing for the Year 2000, as well as marketing promotions which increased the sales of both data and voice equipment.

As is common in our industry, we report subscriber information and average revenue per unit per month statistics. Although these measures are not recognized under GAAP, we believe that this information helps to demonstrate important trends in our business.






                                                                             Average Revenue
                                                   Subscribers                   per Unit
                                                    Year Ended                  Year Ended
                                                   December 31,                December 31,
                                                   ------------                ------------
                                               1999           1998         1999         1998
                                               ----           ----         ----         ----
                     Data                     22,202        92,700          $42          $51
                     Voice                    18,500        13,000           80          110
                                             -------       -------
                        Total                 40,702       105,700          $47          $60
                                             =======       =======

Additionally, our mix of subscribers can be broken down into the following markets:


                                                                   As of
                                                                December 31,
                                                              1999         1998
                                                              ----         ----
                     eLink                                      2           --
                     Field Service                             33%          47%
                     Transportation                            40           27
                     Telemetry                                  9           10
                     Maritime                                   4            3
                     Other                                     12           13


Expenses

                                                             Year Ended
                                                            December 31,
                                                                                                 %
     Summary of Expenses                                 1999         1998      Change         Change
     ---------------------------                         ----         ----      ------         ------
                                                                 (in millions)
     Cost of Service & Operations                      $  69.3      $  55.8    $  13.5           24%
     Cost of Equipment Sales                              29.5         30.4       (0.9)          (3)
     Sales & Advertising                                  23.1         19.2        3.9           20
     General & Administrative                             19.4         17.3        2.1           12
     General & Administrative-XM Radio                    20.9          --        20.9          100
     Depreciation & Amortization                          54.9         52.7        2.2            4
     Depreciation & Amortization - XM Radio                0.9          --         0.9          100
     Satellite Impairment Charge                          97.4          --        97.4           --
                                                       -------      ------     -------       ------
        Total                                          $ 315.4      $ 175.4    $ 140.0          80%
                                                       =======      =======    =======       ======

Effective July 7, 1999, as a result of our acquisition of all other ownership interest in XM Radio and changes in certain participating rights, we consolidated its results with ours from that point forward. Results of XM Radio prior to July 7, 1999 were accounted for under the equity method of accounting.

Cost of service and operations includes costs to support subscribers and to operate the network. The increase in cost of service and operations was primarily attributable to (i) additional headcount, primarily as a result of the Motient Communications Acquisition, (ii) increased communication charges associated with increased service usage and costs to support the terrestrial network, (iii) system and base station maintenance to support the terrestrial network, (iv) site rental costs associated with the terrestrial network, and (v) approximately $3.6 million of incremental Year 2000 costs that we do not anticipate to recur in future years. As a percentage of revenue, cost of service and operations has increased as a result of the variable costs incurred within the terrestrial network, such as site rent and telecommunications costs. XM Radio did not incur any cost of service and operations expenses in 1999.

The cost of equipment sold decreased $0.9 million, or 3%, from $30.4 million in 1998 to $29.5 million in 1999. The decrease from 1998 to 1999 in the cost of equipment sold was primarily attributable to the impact of the sale of the maritime business in 1998 offset by (i) increased sales of voice products supporting Year 2000 preparedness, (ii) increased warranty costs associated with the increased number of registered first-generation multi-mode data products, and (iii) an inventory valuation charge of approximately $4.2 million recorded in the fourth quarter of 1999 related to older voice and satellite-only transportation inventory.

The 20% increase in sales and advertising expenses from 1998 to 1999 was primarily attributable to (i) increased headcount costs resulting from the inclusion of Motient Communications for the full twelve months of 1999 and (ii) costs associated with the launch of our new eLink service offering which included additional advertising and headcount for sales and support staff. XM Radio did not incur any sales and advertising expenses in 1999.

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

Depreciation and amortization expenses were $55.8 million in 1999, of which $0.9 million was incurred by XM Radio. Excluding XM Radio, depreciation and amortization was approximately 60% of total revenue in 1999 and 1998. The dollar increase in depreciation and amortization expense was primarily attributable to
(i) a full year of depreciation for the Motient Communications assets in 1999 versus nine months in 1998 and (ii) depreciation on new assets associated with the expansion of the terrestrial network. In the fourth quarter of 1999, we recorded a $97.4 million asset impairment charge related to our satellite and satellite related ground segment assets. Although the satellite and other assets remain in sound working order, we determined that we would not be able to recover the full carrying value of our satellite and ground segment assets through future undiscounted cash flows, due to the continuing shift of focus of our resources from voice toward data business, as well as the loss of our satellite exclusivity in the United States which occurred in the fourth quarter of 1999. As a result, we recorded an impairment charge for the excess of the carrying value of these assets over their fair value which we estimated using the discounted future cash flows related to these assets.

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

We incurred $66.0 million of interest expense in 1999, of which $2.7 million was incurred by XM Radio, compared to $53.8 million of interest expense in 1998, reflecting (i) the amortization of debt discount, prepaid interest and debt offering costs in the amount of $15.8 million, excluding XM Radio, in 1999, compared to $16.2 million in 1998, (ii) interest expense, at 12 1/4 %, on the $335 million notes issued in March 1998, offset by lower debt balances on our bank facility as a result of the partial repayment in July 1999, as discussed below.

In January 1999, we issued a note payable to Baron Asset Fund, a stockholder and a guarantor of our bank facility, in the amount of $21.5 million. The note was secured and was exchangeable for a portion of our shares of XM Radio. Since the note was indexed to XM Radio stock, which increased in value during the year, we recorded an unrealized loss in 1999 in the amount of $27.4 million. The note payable was exchanged for XM Radio stock in January 2000, and we recorded an offsetting gain in the first quarter of 2000 for the difference between the carrying value of the debt and XM Radio stock exchanged to settle the obligation.

Net capital expenditures, excluding XM Radio, in 1999 for property and equipment were $13.8 million compared to $12.5 million in 1998. Expenditures consisted primarily of assets necessary to continue the build out of our terrestrial network. In addition, from the period July 1, 1999 through December 31, 1999, XM Radio expended $1.7 million primarily for office furniture and equipment.

Net capital expenditures for property under construction represent those costs associated with the build out of the XM Radio network. For the period from July 1, 1999 through December 31, 1999, XM Radio expended $141.2 million for property under construction.

Liquidity and Capital Resources

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

Summary of Liquidity and Financing Sources for Core Wireless Business

Our current operating assumptions and projections reflect our best estimate of subscriber and revenue growth and operating expenses. We anticipate that capital expenditures, operating losses, working capital and debt service requirements through 2001 can be met by (i) cash on hand, (ii) borrowings available under our bank financing and vendor financing, (iii) proceeds realized through the sale of inventory relating to eLink and BlackBerry TM, (iv) reduction of operating expenditures, (v) additional debt or equity financing transactions, and (vi) our investment in XM Radio. Additionally, we have the potential to receive additional funds from the Aether transaction as well as the Satellite Ventures transaction. Our financial results could deteriorate, and our ability to meet our projections is subject to numerous uncertainties, and there can be no assurance that the current projections will be achieved. If our cash requirements are more than projected, we will require additional financing in amounts which may be material. The type, timing and terms of financing that the we select will be dependent upon our cash needs, the availability of other financing sources and the prevailing conditions in the financial markets. We cannot guarantee that additional financing sources will be available at any given time or available on favorable terms.

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The successful implementation of our business plan requires substantial funds to finance the maintenance and growth of our operations, network and subscriber base and to expand into new markets. We have an accumulated deficit and have historically incurred losses from operations which are expected to continue for additional periods in the future. There can be no assurance that our operations will become profitable. These factors, along with our negative operating cash flows have placed significant pressures on our financial condition and liquidity position, and create substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the possible effects on the recoverability and classification of assets or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

In January and February 2001, we sold, in two separate transactions, 2 million shares of our XM Radio Class A Common Stock, at an average price of $16.77 per share, for total proceeds of $33.5 million. Approximately $8.5 million of the proceeds were used to repay and permanently reduce our bank financing. In exchange for the guarantors agreeing to waive certain debt repayment obligations for the second sale of shares, we and the guarantors have agreed that the first $16.5 million of proceeds received from the earlier of (i) the closing of the Satellite Ventures transaction and (ii) any other stated reduction event to occur in the year 2002 will be used to pay down the bank financing.

On April 2, 2001, we entered into an agreement for financing in the amount of $25 million from Rare Medium Group, Inc. ("Rare") in the form of a note payable at 12.5% annual interest with a maturity date, subject to certain mutually-agreed upon extensions, of 180 days from funding, which is expected to occur by April 6, 2001. Additionally, we have the potential to receive up to an additional $25 million of funding, on comparable terms, the amount of which will be based on the market price of XM Radio stock. The notes are collateralized by up to 5 million of our XM Radio shares, and Rare has the option to exchange the notes for a number of XM Radio shares equivalent to the principal of the note plus any accrued interest thereon. Of the first $25 million that we received, we used $6.1 million to repay and permanently reduce our bank financing and $14.4 million is subject to availability upon the approval of the guarantors.

As of March 29, 2001, we held approximately 14.7 million shares of XM Radio stock; however, approximately 13.7 million of such shares are pledged to and held by Rare or our banks and guarantors to secure our obligations under our bank financings and the notes with Rare. There is no guarantee that the banks and guarantors would agree to release any portion of their share of this security to permit us to liquidate our XM Radio shares, or that such approval would be on terms favorable to us. Further, our ability to sell our shares of XM Radio stock in the public markets is generally limited to the quarterly volume restrictions under Rule 144 of the Securities Act.

The carrying value of our investment in XM Radio pursuant to the equity method of accounting was $288,064 (or $17.19 per share) as of December 31, 2000. As of March 30, 2001, the market price of XM Radio common stock was $7.00 per share, $10.19 per share less than our carrying value. Pursuant to the equity method of accounting, beginning in 2001, we will be required to assess, considering market and other appropriate factors, whether a permanent impairment of our investment in XM Radio has occurred and an impairment loss recognized.


Our current financing arrangements are summarized below:

o A $108.8 million bank financing facility, consisting of (i) a $77.3 million unsecured five-year reducing revolving credit facility, none of which was available for borrowing as of March 30, 2001, and (ii) a $31.5 million five-year term loan facility, with up to three additional one-year extensions subject to the lenders' approval, which is secured by our assets, principally our stockholdings in XM Radio. The bank financing is severally guaranteed by Hughes Electronics Corporation, Singapore Telecommunications Ltd., and Baron Capital Partners, L.P. Both facilities bear interest, generally, at 100 basis points above London Interbank Offered Rate C LIBOR. Certain proceeds that we may receive are required to be used to repay and reduce the bank financing, unless otherwise waived by the lenders and the guarantors. As of March 30, 2001, we had outstanding borrowings of $31.5 million under the term loan facility at approximately 6.19%, and $77.3 million under the revolving credit facility at rates ranging from 6.0% to 8.0%. Additionally, in connection with the bank financing, we entered into an interest rate swap agreement which reduces the impact of interest rate increases on the term loan facility. Under the swap agreement, which expired in March 2001, we will receive an amount equal to LIBOR plus 50 basis points, paid directly to the banks on a quarterly basis, on a notional amount of $41 million until the termination date of March 31, 2001. The unamortized fee paid for the swap agreement is reflected as an asset in the accompanying financial statements. We are exposed to a credit loss in the event the counter party does not perform under this agreement; however, we do not believe there is a significant risk of non performance, since the counter-party to the swap agreement is a major financial institution.

As noted below, any proceeds we receive from the Aether escrow or earn-out will be used to repay and permanently reduce the revolving credit facility.

o A vendor financing commitment from Motorola, Inc., a stockholder, to provide up to $15 million of vendor financing to finance up to 75% of the purchase price of additional terrestrial network base stations. Loans under this facility bear interest at a rate equal to LIBOR plus 7.0% and are guaranteed by Motient and each of its wholly-owned subsidiaries. The terms of the facility require that amounts borrowed be secured by the equipment purchased therewith. As of February 28, 2001, there was $2.2 million available for borrowing under this facility.

o $9.6 million capital lease for network equipment acquired in July 2000. The lease has a term of three years and an effective interest rate of 14.718%.

o $335 million of senior notes issued in 1998, at the time of the Motient Communications Acquisition. The notes bear interest at 12.25% annually and are due in 2008. A portion of the net proceeds of the sale of the notes was used to finance pledged securities that are intended to provide for the payment of the first six interest payments on these notes. Interest payments are due semi-annually, in arrears, and began on October 1, 1998. The notes were issued by a subsidiary of Motient, and are fully guaranteed by Motient.

o We have also arranged the financing of certain trade payables, and as of February 28, 2001, $1.3 million of deferred trade payables were outstanding at rates ranging from 5.93% to 7.24% and are generally payable by the end of 2001.


Sale of Retail Transportation Business to Aether Systems

In November 2000, we sold our retail transportation assets to Aether Systems, Inc. Concurrently, Aether entered into two long-term, prepaid network airtime agreements with a total value of $20 million, of which $5 million was paid at closing, pursuant to which Aether will purchase airtime on our satellite and terrestrial networks. Aether also became an authorized reseller of our eLink and BlackBerry(tm) by Motient wireless email service offerings. Aether acquired all of the assets used or useful in the retail transportation business, and assumed the related liabilities. Aether also purchased the existing inventory in the business, and was granted a perpetual license to use and modify any intellectual property owned by or licensed to us in connection with the business.

The purchase price for these assets was $45 million, plus the then-current book value of the inventory for the business. All of this amount was paid at closing, except for $10 million which was deposited in an escrow account and will be released to Motient upon satisfaction of certain criteria with respect to MobileMAX2(tm), and $3.7 million that was held back will be paid to us upon collection of certain accounts receivable. In addition, we have the opportunity to receive up to an additional $22.5 million as an "earn-out" payment, subject to the satisfaction of certain operating results for the business during 2001. Of the proceeds received at closing, $20 million was used to immediately repay and permanently reduce the revolving credit facility. Proceeds, if any, from the $10 million escrow and the $22.5 million earn-out will be recorded as additional purchase consideration when received and will also be used to repay and permanently reduce the revolving credit facility.

Commitments

At December 31, 2000, we had remaining contractual commitments to purchase eLink and other subscriber equipment inventory in the amount of $21.5 million during 2001.

We also have certain other capital, advertising, and operating expense contract commitments that total approximately $2.7 million over the next 18 months.

Subsequent to December 31, 2000, we entered into additional product development agreements for the purchase of engineering services and licenses, to be used in future applications of our eLink product. Additionally, should the engineering effort prove successful, we have committed to purchase additional subscriber inventory. These commitments, including the inventory commitment, total approximately $3.6 million and will be paid during 2001. Should we decide to cancel these agreements, we would incur cancellation penalties of any remaining unpaid license and non-recurring engineering fees, the cost of any non-refundable components purchased on behalf of Motient, plus fifty-percent of any remaining inventory commitment. As of March 30, 2001, this cancellation penalty would have been approximately $2.4 million.

The aggregate fixed and determinable portion of all commitments for inventory purchases and other fixed contracts is $27.9 million, of which $27.4 million is due in 2001.

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

In the first quarter of 2000, XM Radio raised an additional $228.5 million in net proceeds through a follow-on offering of 4.4 million shares of its Class A common stock and 2.0 million shares of Series B convertible redeemable preferred stock. In March 2000, XM Radio completed a high yield debt offering of 325,000 units, each unit consisting of $1,000 principal amount of 14% Senior Secured Notes due 2010 and one warrant to purchase 8.024815 shares of Class A common stock of XM Radio at an exercise price of $49.50 per share. XM Radio realized net proceeds of $191.5 million, excluding $123.0 million used to acquire securities which will be used to pay interest payments due under the notes for the first three years. In August 2000, XM Radio closed a private offering of 235,000 shares for $1,000 per share of its 8.25% Series C convertible redeemable preferred stock and raised additional net proceeds of approximately $226.8 million. XM Radio recorded a $123.0 million beneficial conversion charge that reduced earnings available to common stockholders. The issuance of the Series C preferred stock caused the exercise price of the warrants sold in March 2000 to be adjusted to $47.94.

In March 2001, XM Radio completed a follow-on offering of 7.5 million shares of Class A common stock, which yielded net proceeds of $72.0 million, and a concurrent offering of 7.75% convertible subordinated notes due 2006, convertible into shares of Class A common stock at a conversion price of $12.23 per share, which yielded net proceeds of $120.7 million. These issuances caused the conversion price of the Series C preferred stock to be adjusted from $26.50 to $22.93, the exercise price of the warrants sold in March 2000 to be adjusted to $45.27, and the number of warrant shares to be increased to 8.776003 per warrant.

XM Radio is also subject to certain commitments and contingencies:

o XM Radio has a distribution agreement with General Motors that will require significant expenditures in the future.

o Under its satellite contract with Boeing Satellite Systems International, Inc. ("BBS" - formerly Hughes Space and Communications, Inc.), XM Radio will incur payment obligations of approximately $541.3 million, which includes amounts that XM Radio expects to pay pursuant to the exercise of the option to build the ground spare satellite and certain financing costs and in-orbit incentive payments. On June 27, 2000, XM Radio exercised the option to build the ground spare. As of December 31, 2000, XM Radio had paid $466.0 million under this contract with BBS, and $1.6 million had been accrued.

o XM Radio has signed a contract with LCC International, Inc. (a related party to XM Radio), for the engineering of its terrestrial repeater network. In January 2001, the scope of the contract was amended and the estimated contract value was reduced to $107.5 million. As of December 31, 2000, XM Radio has paid $50.2 million, and accrued an additional $15.1 million, under this contract. XM Radio also entered into tower construction agreements with various companies which will provide certain services which LCC International, Inc. was to provide.

o Effective October 1999, XM Radio signed a contract with Hughes Electronics Corporation for the design, development, and purchase of terrestrial repeater equipment. The total value of this contract is $128.0 million, which could be modified based on the number of terrestrial repeaters that are required for the system. As of December 31, 2000, XM Radio had paid $15.4 million under this contract.

o On February 16, 2000, XM Radio and Sirius Satellite Radio, a competitor of XM Radio, signed an agreement to develop a unified standard for satellite radios to facilitate the ability of consumers to purchase one radio capable of receiving both XM Radio's and Sirius Satellite Radio's services.

Satellite Ventures

As noted above, in June 2000 we formed a new joint venture subsidiary, Satellite Ventures, in which we own 80% of the membership interests. The remaining 20% interest in Satellite Ventures is owned by the Investors (the "June Investment Agreement"). The Investors paid $50 million to Satellite Ventures (in the aggregate), in exchange for their 20% interest. Of the $50 million payment received by Satellite Ventures, $6.0 million was retained by Satellite Ventures to fund certain research and development activities, with the remaining $44 million paid to Motient Services Inc. ("Motient Services"), which owns our satellite and related assets. Of the $44 million paid to Motient Services, $20 million was payment under a Research and Development, Marketing and Service Agreement, and $24 million was a deposit under the asset sale agreement pursuant to which Motient Services would sell its satellite and related assets to Satellite Ventures.

In connection with the Aether transaction, we and the other members of Satellite Ventures agreed to reduce the purchase price in the asset sale agreement between Satellite Ventures and Motient Services from $120 million to $80.5 million, plus half of any earn-out consideration that would have been received by Motient from Aether. This adjustment was made to account for the fact that we received consideration in the Aether transaction in exchange for assets which otherwise would have been available to be acquired by Satellite Ventures.

In January 2001, we entered into an agreement, subject to certain conditions, to amend in several respects the terms of our June 2000 transaction involving Satellite Ventures. First, the Investors agreed, subject to certain conditions including approvals by the FCC, to invest an additional $50 million to become (in the aggregate) the owners of 40% of the outstanding interests of Satellite Ventures. The Investors will also have an option, exercisable through June 29, 2002, for an additional $40 million, to increase their ownership in Satellite Ventures to 50.66% (with each individual Investor's stake being less than 20%). Second, upon closing of the transaction, TMI Communications & Company Limited Partnership ("TMI"), the Canadian satellite services provider, will contribute its satellite communications business assets to Satellite Ventures, along with our satellite business assets. TMI will become the owner of approximately 27% of the outstanding equity of Satellite Ventures and will also receive a cash payment of $7.5 million, as well as a $11.5 million 5-year note.

Upon closing of these transactions, we will sell our remaining satellite assets to Satellite Ventures, in exchange for a cash payment of $45 million and a 5-year, $15 million note. Upon closing, we will own approximately 33% of the outstanding interests and be the largest single shareholder of Satellite Ventures. A portion of Satellite Ventures' cash payment to TMI at closing will be funded by our loan of $2.5 million, in exchange for a note back in the same amount.

Under the original transaction, at any time until June 29, 2002, the Investors had certain rights to elect to convert their interests in Satellite Ventures into shares of our common stock at a conversion price which will be set at the time of exercise, between $12 and $20 per share, as specified in the June Investment Agreement. As part of the January 2001 agreement, this right remains in place, but is limited to an aggregate of $55 million.

Under the terms of the bank facility waivers received by Motient in connection with the January 2001 agreement, half of all amounts to be received by Motient from Satellite Ventures in connection with Motient's sale of its satellite business assets to Satellite Ventures, including the $45 million in cash and $15 million note receivable, will be used to repay outstanding amounts, and permanently reduce commitments, under Motient's revolving credit facility.

The consummation of the transactions is subject to receipt of all necessary regulatory governmental approvals and consents, including, for example, approvals under the Hart-Scott-Rodino Antitrust Improvements Act, and FCC approvals with respect to both the transfer of Motient's FCC licenses and Satellite Ventures' plans for a new generation integrated satellite-terrestrial system, approvals by Canadian regulatory authorities with respect to the transfer of TMI's communications licenses to the new venture, and other customary conditions relating to due diligence review, third party consents, and similar matters. Beginning in January 2002, if certain closing conditions have not occurred, we and TMI have certain rights to require the closing to proceed at such time, and if less than all of the Investors participate at such time, we and TMI may, under certain circumstances, purchase the interests in Satellite Ventures that would have otherwise been acquired by any such non-participating Investors.

Summary of Cash Flow for 2000 and 1999

                                                                   Year Ended December 31, 2000
                                                               Core
                                                             Business      XM Radio     Consolidated
                                                             --------      --------     ------------
Cash Used In Operating Activities                           ($88,935)     ($37,447)     ($126,382)

Cash Provided by (Used in) Investing                          46,750      (559,401)      (512,651)

Cash Provided by Financing Activities:
     Equity issuances                                         24,025       456,529        480,554
     Debt payments on capital leases, vendor financing        (6,424)           --         (6,424)
     Net funding from (repayment of) notes                    26,250            --         26,250
     High yield financing, including associated warrants          --       322,889        322,889
     Other                                                        78        (8,365)        (8,287)
                                                             -------      ---------     ----------
Total Provided by Financing Activities                        43,929       771,053        814,982
                                                             -------      --------      ---------

Total Change in Cash                                          $1,744      $174,205       $175,949
                                                             =======      ========      =========

Cash and Cash Equivalents                                     $2,520      $224,903       $227,423
Working Capital                                               13,337       261,166        274,503
Restricted Investments included in working capital            20,709        95,277        115,986


                                                                 Year Ended December 31, 1999 (1)
                                                              Core
                                                             Business      XM Radio     Consolidated
                                                             --------      --------     ------------
Cash Used In Operating Activities                           ($94,203)    ($12,774)      ($106,977)

Cash Provided by (Used in) Investing                          (2,490)    (215,613)       (218,103)

Cash Provided by Financing Activities:
    Stock/warrant issuances                                  122,253      114,428         236,681
    Debt payments on capital leases, vendor financing         (7,272)          --          (7,272)
    Net funding from (repayment of) notes                    (25,500)     174,927         149,427
    Other                                                      5,703      (10,270)         (4,567)
                                                            --------     ---------     -----------
    Total Provided by Financing Activities                    95,184      279,085         374,269
                                                            --------     --------      ----------

Total Change in Cash                                         ($1,509)     $50,698         $49,189
                                                            =========    ========      ==========

Cash and Cash Equivalents                                       $776      $50,698         $51,474
Working Capital                                               43,900       94,749         138,649
Restricted Investments included in working capital            41,038           --          41,038


(1) As noted above, the twelve month period ended December 31, 1999 includes the results of XM Radio from July 7, 1999. Results prior to that were not consolidated.

The $4.9 million decrease in cash used in operating activities for the core business was primarily attributable to (i) increased operating losses as we incurred additional expenses to operate the network and increase our market awareness, (ii) increased cash interest expense on our bank facility, and (iii) the timing of payments on accounts payable, offset by (i) proceeds from Satellite Ventures for the prepaid Research and Development Agreement, (ii) proceeds from Aether for the prepaid license and service agreements, and (iii) a net decrease in inventory purchases.

Excluding $10.8 million representing the amount of the proceeds received in the Satellite Ventures transaction allocated to the sale of the satellite assets, and the $20 million received from the sale of the transportation assets, the $16.0 million increase in cash used in investing activities of the core business was primarily attributable to the purchase of the XM Radio Note Receivable in 1999, offset by higher payments in 2000 for property and equipment, including $3.8 million for the acquisition of new frequencies.

The $50.9 million decrease in cash provided by financing activities in the core business was a result of (i) $116.6 million reduction in proceeds from stock issuances and warrant exercises, (ii) the proceeds received from a related party in 1999 of $21.5 million, and (iii) $6.0 million in proceeds in 1999 from the partial cancellation of the interest rate swap, offset by (ii) $73.3 million in net bank financings and (ii) proceeds of $18.6 million representing the portion of the proceeds received in the Satellite Ventures transaction allocated to the investors' option to convert to Motient Common Stock. None of the cash and working capital held by XM Radio is available for our use.

Other

All of our wholly owned subsidiaries are subject to financing agreements that limit the amount of cash dividends and loans that can be advanced to Motient Parent. At December 31, 2000, all of the subsidiaries' net assets were restricted under these agreements. These restrictions will have an impact on our ability to pay dividends.


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

As described in greater detail in "Item 1. Business -- Regulation", on November 30, 1999, the FCC granted two applications to use TMI's Canadian-licensed system to provide service in the United States to up to 125,000 mobile terminals. TMI's system operates in the MSS L-band and has a satellite footprint that covers the United States. We appealed the FCC's grant of these applications to the United States Court of Appeals for the D.C. Circuit, but the court upheld the FCC's grant. TMI's entry into the domestic U.S. marketplace may increase TMI's demand for spectrum in the international coordination process and otherwise make it more difficult for us to secure access to 20 MHz of spectrum. Since the initial grant to use TMI's system, the FCC has granted an additional application to use TMI's system and may grant others.

On January 16, 2001, we amended our pending application with the FCC to launch and operate a second-generation mobile satellite system in numerous respects to seek FCC approval for the transactions involving Satellite Ventures, including the combination of our satellite communications business with TMI. See "Item 1. Business - Recent Developments - Mobile Satellite Ventures LLC."


Accounting Standards

In September 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") which requires the recognition of all derivatives as either assets or liabilities measured at fair value. This statement was originally effective for the year ended December 31, 2000. In September 1999, FASB issued Statement No. 137, which deferred the effective date of SFAS No. 133 until fiscal years beginning after September 15, 2000. In June 2000, FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS No. 133. This Statement limits the scope to certain derivatives and hedging activities. The effective date of SFAS No. 138 is for fiscal years beginning after September 15, 2000. We do not believe that the adoption of these statements will have a material impact on our financial position, results of operations and cash flows.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. The adoption of SAB 101 did not have a material impact on our financial statements and results of operations.

In March 2000, FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"). FIN 44 further defines the accounting consequence of various modifications to the terms of a previously fixed stock option or award under Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." FIN 44 became effective on July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. Both we and XM Radio adopted FIN 44 in 2000. The effects of implementing FIN 44 required XM Radio to recognize additional non-cash compensation during the year ended December 31, 2000, of approximately $1.2 million associated with stock options that had been repriced during the period covered by FIN 44, and we recognized additional non-cash compensation of approximately $1.0 million associated with the transfer of employees to Aether. Additional compensation charges may result depending upon the market value of the common stock at each balance sheet date.



Other Matters

As previously reported, the satellite has, in the past, experienced certain technological anomalies, and there can be no assurance that the satellite will not experience subsequent anomalies that could adversely impact our financial condition, results of operations and cash flows. See "Part I, Item 1. Business
- -- Our Network".


       Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the impact of interest rate changes related to our variable rate credit facilities. We manage interest rate risk through the use of a combination of fixed and variable rate debt. We have minimal cash flow exposure due to general interest rate changes for our fixed rate, long-term debt obligations. We invest our cash in short-term commercial paper, investment-grade corporate and government obligations and money market funds.

Under our bank financings, interest is paid generally at 100 basis points above LIBOR. The exposure to interest rate fluctuations is limited because the interest rate paid on a monthly basis is variable and based on current market conditions. We have also entered into an interest rate swap agreement, which expires in March 2001, which reduces the impact of interest rate increases on the term loan facility. Under this agreement, we receive an amount equal to LIBOR plus 50 basis points paid directly to the banks on a quarterly basis until the swap agreement terminates on September 30, 2001. Our senior notes bear interest at a fixed rate of 12 1/4%, and XM Radio's senior secured notes bear interest at a fixed rate of 14%. We run the risk that market rates will decline and the required payments will exceed those based on current market rates.

                    Report of Independent Public Accountants


To Motient Corporation:

We have audited the accompanying consolidated balance sheets of Motient Corporation (a Delaware Corporation) and Subsidiaries (together the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of XM Satellite Radio Holdings Inc. and Subsidiaries, which statements reflect total assets and total revenues of 79 percent and 0 percent in 2000, and 57 percent and 0 percent in 1999, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for XM Satellite Radio Holdings Inc. and subsidiaries, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Motient Corporation and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net tangible capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/Arthur Andersen LLP
Vienna, Virginia
April 2, 2001

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
XM Satellite Radio Holdings Inc. and Subsidiaries:

We have audited the consolidated balance sheets of XM Satellite Radio Holdings Inc. and subsidiaries (a development stage company) (the "Company") as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2000, and for the period from December 15, 1992 (date of inception) to December 31, 2000, which are not included herein. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of XM Satellite Radio Holdings Inc. and subsidiaries (a development stage company) as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 and for the period from December 15, 1992 (date of inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 10 to the consolidated financial statements, the Company has not commenced operations and is dependent upon additional debt or equity financing, which raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                  /s/ KPMG LLP


McLean, VA
February 9, 2001

                      Motient Corporation and Subsidiaries
                      Consolidated Statements of Operations
              For the Years Ended December 31, 2000, 1999 and 1998
                      (in thousands, except per share data)


                                                                                 2000        1999           1998
                                                                                 ----        ----           ----
         REVENUES
            Services                                                           $73,479     $  67,653   $   57,994
            Sales of equipment                                                  26,372        23,418       29,227
                                                                              --------     ---------    ---------
            Total Revenues                                                      99,851        91,071       87,221

         COSTS AND EXPENSES
            Cost of service and operations                                      75,528        69,258       55,781
            Cost of equipment sold                                              32,843        29,527       30,449
            Sales and advertising                                               35,454        23,125       19,159
            General and administrative                                          97,626        40,336       17,332
            Satellite and related assets impairment charge (Note 2)                 --        97,419           --
            Depreciation and amortization                                       38,812        55,798       52,707
                                                                              --------     ---------    ---------

            Operating Loss                                                    (180,412)     (224,392)     (88,207)

            Interest and Other Income                                           31,379         8,464        4,372
            Interest Expense                                                   (62,455)      (65,928)     (53,771)
            Gain on sale of transportation assets (Note 13)                      5,691            --           --
            Loss on Note Receivable from XM Radio (Note 8)                          --        (9,919)          --
            Gain (Loss) on Note Payable to Related Party (Note 8)               36,779       (27,399)          --
            Minority Interest                                                   33,429         7,067           --
            Equity in Loss of XM Radio                                              --        (6,692)     (12,960)
                                                                              --------     ---------    ---------

            Loss Before Extraordinary Item, XM Radio Preferred Dividend       (135,589)     (318,799)    (150,566)
             and Beneficial Conversion

            Extraordinary Loss on Extinguishment of Debt                        (3,035)      (12,132)          --
                                                                              ---------    ---------    ---------

         Net Loss                                                             (138,624)     (330,931)    (150,566)

         XM Radio Preferred Stock Dividend Requirement                          (5,081)           --           --

         XM Radio Beneficial Conversion                                        (44,438)           --           --
                                                                              ---------   ----------   ----------

         Net Loss Attributable to Common Shareholders                        $(188,143)   $(330,931)    $(150,566)
                                                                              ==========   =========     ==========

         Basic and Diluted Loss Per Share of Common Stock:
            Loss Before Extraordinary Item                                      $(3.75)   $   (8.03)  $     (4.94)
            Extraordinary Loss on Extinguishment of Debt                         (0.06)       (0.30)           --
                                                                              ----------------------- -----------

            Net Loss Attributable to Common Shareholders                        $(3.81)   $   (8.33)  $     (4.94)
                                                                              ==========   ==========   ==========
         Weighted-Average Common Shares Outstanding                             49,425        39,704       30,496

The accompanying notes are an integral part of these consolidated financial statements.

                      Motient Corporation and Subsidiaries
                           Consolidated Balance Sheets
                        as of December 31, 2000 and 1999
                 (in thousands, except share and per share data)

                                                                                                     2000            1999
                                                                                                     ----            ----
        ASSETS
        CURRENT ASSETS:
           Cash and cash equivalents (including $224,903 and $50,698 related to XM Radio)         $227,423      $ 51,474
           Short-term investments                                                                       --        69,472
           Accounts receivable-trade, net of allowance for doubtful accounts of $1,317 in
           2000 and $1,225 in 1999                                                                  14,421        16,594
           Inventory                                                                                16,990        28,616
           Restricted short-term investments (including $95,277 and $0 related to XM Radio)        115,986        41,038
           Due from Mobile Satellite Ventures                                                          502            --
           Other current assets                                                                     31,095        13,100
                                                                                                 ---------      --------
              Total current assets                                                                 406,417       220,294
        PROPERTY AND EQUIPMENT, net (gross balances include $152,846 and $143,152
        purchased from related parties through 2000 and 1999, respectively)                        175,706       116,516
        XM RADIO SYSTEM UNDER CONSTRUCTION                                                         800,482       357,278
        GOODWILL AND OTHER INTANGIBLES, net                                                         62,468        62,211
        RESTRICTED INVESTMENTS (including $65,889 and $0 related to XM Radio)                       77,106        31,109
        DEFERRED CHARGES AND OTHER ASSETS, net of accumulated amortization of  $11,088 in 2000
        and $18,280 in 1999                                                                         49,535        22,540
                                                                                                 ---------      --------
              Total assets                                                                      $1,571,714      $809,948
                                                                                                ==========      ========

The accompanying notes are an integral part of these consolidated financial statements.



        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
        CURRENT LIABILITIES:
           Accounts payable and accrued expenses                                              $105,749     $67,885
           Obligations under capital leases due within one year                                  4,590       6,154
           Current portion of vendor financing commitment due to related party                   4,246       1,977
           Current portion of deferred trade payables                                            2,212       3,983
           Deferred revenue and other current liabilities (including $7,300 in
           2000 from Mobile Satellite Ventures)                                                 18,117       1,646
                                                                                              --------     -------
              Total current liabilities                                                        134,914      81,645
        LONG-TERM LIABILITIES:
           Obligations under Senior Notes, net of discount                                     328,474     327,576
           Senior Secured Notes of XM Radio, net of discount                                   261,298          --
           Obligations under  Bank Financing                                                   111,250      85,000
           Capital lease obligations                                                             9,230         247
           Net assets acquired in excess of purchase price                                          --       1,333
           Vendor financing commitment due to related party                                      4,246       2,535
           Convertible note payable due to related party, at fair value                             --      50,138
           Other long-term liabilities                                                          61,105       3,955
                                                                                               -------     -------
              Total long-term liabilities                                                      775,603     470,784
              Total liabilities                                                                910,517     552,429
                                                                                              --------    --------
        COMMITMENTS (Note 11)
        MINORITY INTEREST                                                                      648,313     274,745
        STOCKHOLDERS' EQUITY (DEFICIT):
        Preferred Stock; par value $0.01; authorized 200,000 shares; no shares
        outstanding                                                                                 --          --
        Common Stock; voting, par value $0.01; authorized 150,000,000 shares;
        49,539,222 shares issued and  outstanding  in 2000 and 48,539,316 shares
        issued and outstanding in 1999                                                             495         485
        Additional paid-in capital                                                             982,621     844,181
        Deferred compensation                                                                     (134)     (6,536)
        Common Stock Purchase Warrants                                                          80,292      63,290
        Unamortized Guarantee Warrants                                                         (11,504)    (18,384)
        Cumulative loss                                                                     (1,038,886)   (900,262)
                                                                                            -----------   ---------
        STOCKHOLDERS' EQUITY (DEFICIT)                                                          12,884     (17,226)
                                                                                              ---------   ---------
        Total liabilities, minority interest, and stockholders' equity (deficit)             $1,571,714   $809,948
                                                                                             ==========  =========

The accompanying notes are an integral part of these consolidated financial statements.

                      Motient Corporation and Subsidiaries

            Consolidated Statements of Stockholders' Equity (Deficit) for the period from December 31, 1997 through December 31, 2000
                             (dollars in thousands)

                                                                                   Common
                                                         Additional                  Stock    Unamortized
                                     Common       Par     Paid-In      Deferred    Purchase    Guarantee   Cumulative
                                  Stock Shares   Value    Capital    Compensation  Warrants    Warrants       Loss        Total
                                  ------------   -----    -------    ------------  --------    --------       ----        -----
  BALANCE, December 31, 1997       25,159,311    $252    $451,892     $   --       $36,338    $ (23,586)    $(418,765)    $ 46,131
    Common Stock issued under
    the 401(k) Savings Plan           105,089       1         847         --            --           --           --           848
    Common Stock issued under
    the Stock Purchase Plan            47,011      --         278         --            --           --           --           278
    Common Stock issued for
    Motient Communications          6,520,532      65      49,716         --            --           --           --        49,781
    Acquisition
    Common Stock issued for
    exercise of stock options
    and award of bonus stock           10,681      --         135         --            --           --           --           135
    Issuance of Stock Purchase
    Warrants pursuant to                   --      --          --         --         8,490           --           --         8,490
    Notes financing
    Issuance of Restricted Stock      356,111       4       1,776     (1,780)           --           --           --            --
    Amortization of compensation
    expense                                --      --          --        252            --           --           --           252
    Guarantee Warrants revaluation         --      --          --         --        17,720      (17,720)          --            --
    Amortization of Guarantee
    Warrants                               --      --          --         --            --        7,628           --         7,628
    Expiration of Stock Purchase
    Warrants                               --      --       3,440         --        (3,440)          --           --            --
    Net Loss                               --      --          --         --            --           --     (150,566)     (150,566)
                                   ----------    ----    --------     -------      -------     --------     --------    ----------
  BALANCE, December 31, 1998       32,198,735     322     508,084     (1,528)       59,108      (33,678)    (569,331)      (37,023)
    Common Stock issued under the
    401(k) Savings Plan               126,052       1       1,114         --            --           --           --         1,115
    Common Stock issued under the
    Stock Purchase Plan                90,867       1         385         --            --           --           --           386
    Common Stock issued for
    exercise of stock options
    and award of bonus stock          484,815       5       5,686         --            --           --           --         5,691

    Common Stock issued for
    XM Radio Acquisition            8,614,244      86     129,127         --            --           --           --       129,213
    Common Stock issued in
    Public Offering                 7,000,000      70     115,919         --            --           --           --       115,989
    Issuance of Restricted Stock       40,000      --         190       (190)           --           --           --            --
    Cancellation of Restricted
    Stock                             (30,785)     --        (504)       504            --           --           --            --
    Additional deferred
    compensation on Restricted
    Stock                                  --      --       5,322     (5,322)           --           --           --            --
    Reduction of Guarantee Warrants
    for extinguishment of debt             --      --          --         --            --        9,671           --         9,671
    Amortization of Guarantee
    Warrants                               --      --          --         --            --        7,372           --         7,372
    Common Stock issued upon
    exercise of Warrants               15,388      --         296         --          (108)          --           --           188
    Guarantee Warrants revaluation         --      --      (2,101)        --         4,290       (1,749)          --           440
    Capital gain in connection
    with sale of stock by XM Radio         --      --      80,663         --            --           --           --        80,663

    Net Loss                               --      --          --         --            --           --     (330,931)     (330,931)
                                    ----------    ---     -------     -------       -------     --------    --------    ----------
  BALANCE, December 31, 1999        48,539,316    485     844,181     (6,536)       63,290      (18,384)    (900,262)      (17,226)
    Common Stock issued under
    the 401(k) Savings Plan             57,030      1       1,130         --            --           --           --         1,131
    Common Stock issued under the
    Stock Purchase Plan                 30,687     --         421         --            --           --           --           421
    Common Stock issued for
    exercise of stock options
    and award of bonus stock           403,467      4       4,445         --            --           --           --         4,449
    Common Stock issued for
    exercise of stock purchase         558,722      6       8,349         --        (7,611)          --           --           744
    warrants
    Cancellation of Restricted
    Stock                              (50,000)    (1)     (1,052)     1,053            --           --           --            --
    Change in deferred compensation
    on non-cash                             --     --      (4,398)     5,349            --           --           --           951
    compensation
    Reduction of Guarantee Warrants
    for extinguishment of debt              --     --          --         --            --        2,390           --         2,390
    Amortization of Guarantee
    Warrants                                --     --          --         --            --        5,842           --         5,842
    Capital gain in connection with
    sale of stock by XM Radio               --     --     129,545         --            --           --           --       129,545
    Issuance of Mobile Satellite
    Ventures investors' option to
    convert into Motient Common Stock       --     --          --         --        18,411           --           --        18,411
    Guarantee Warrants revaluation          --     --          --         --         1,352       (1,352)          --            --
    Issuance of Common Stock
    Purchase Warrants                       --     --          --         --         4,850           --           --         4,850
    Net Loss                                --     --          --         --            --           --     (138,624)     (138,624)
                                    ----------   ----    --------     ------      --------    ---------    ---------    -----------
  BALANCE, December 31, 2000        49,539,222   $495    $982,621      $(134)      $80,292     $(11,504) $(1,038,886)      $12,884
                                    ==========   ====    ========     =======     ========    ==========  ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.


                      Motient Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
              For the Years Ended December 31, 2000, 1999 and 1998
                                 (in thousands)

                                                                                 2000           1999            1998
                                                                                 ----           ----            ----
             CASH FLOWS FROM OPERATING ACTIVITIES:
             Net loss                                                        $(138,624)     $ (330,931)    $ (150,566)
             Adjustments to reconcile net loss to net cash used in
             operating activities:
                Amortization of Guarantee Warrants and debt related costs       11,994          16,301         16,171
                Depreciation and amortization                                   38,812          55,798         52,707
                Equity in loss of XM Radio                                          --           6,692         12,960
                Gain on sale of transportation assets                           (5,691)             --             --
                (Gain) loss on  note payable to related party                  (36,779)         37,318             --
                Extraordinary loss on extinguishment of debt                     3,035          12,132             --
                Satellite and related assets impairment charge                      --          97,419             --
                Non cash stock compensation of XM Radio                          2,743           4,210             --
                Minority Interest                                              (33,429)         (7,067)            --
                Changes in assets and liabilities, net of acquisitions
                and dispositions:
                 Inventory                                                       1,298         (10,023)        21,947
                 Accounts receivable-- trade                                     1,388          (3,897)          (105)
                 Other current assets                                          (15,074)            551          8,423
                 Accounts payable and accrued expenses                          13,392          16,715        (14,472)
                 Accrued interest Senior Note                                       31             (83)        10,715
                 Deferred trade payables                                        (2,455)         (1,135)        (6,567)
                 Deferred revenue and other deferred items-- net                32,977            (977)        (7,396)
                                                                             ---------             ---     ----------
                 Net cash used in operating activities                        (126,382)       (106,977)       (56,183)
             CASH FLOWS FROM INVESTING ACTIVITIES:
                 Cash paid for acquisition of Motient Communications                --              --        (52,373)
                 Purchase of XM Radio Note Receivable                               --         (21,419)            --
                 Proceeds from sale of transportation assets                    20,000              --             --
                 Purchase of restricted investments                             (2,906)         (4,916)      (145,761)
                 Purchase/maturity of restricted investments by XM Radio,
                 net                                                          (106,338)             --             --
                 Sale of restricted investments for the payment of
                 interest                                                       41,006          41,006         20,633
                 Investment in XM Radio                                             --          (2,400)            --
                 XM Radio Acquisition costs                                         --            (788)            --
                 Purchase/maturity of short term investments by XM Radio,
                 net                                                            69,472         (69,472)            --
                 System under construction                                    (414,889)       (141,154)            --
                 Proceeds from Mobile Satellite Ventures Asset
                 Purchase Agreement                                             10,836              --             --
                 Other XM Radio investing activities                           (56,268)         (3,422)            --
                 Additions to property and equipment                           (73,564)        (15,538)       (12,470)
                                                                             ---------      ----------     ----------
                 Net cash used in investing activities                        (512,651)       (218,103)      (189,971)
             CASH FLOWS FROM FINANCING ACTIVITIES:
                 Proceeds from issuance of equity securities                    24,025         122,253            412
                 Proceeds from issuance of equity securities-XM Radio          456,529         114,428             --
                 Proceeds from Senior Secured Notes and Stock Purchases
                 Warrants issued by XM Radio                                   322,889              --             --
                 Proceeds from Notes and Stock Purchase Warrants                    --              --        335,000
                 Principal payments under capital leases                        (3,467)         (5,982)        (3,395)
                 Principal payments under Vendor Financing                      (2,957)         (1,290)           (16)
                 Proceeds from Series A subordinated convertible notes of
                 XM Radio                                                           --         250,000             --
                 Repayment of note payable to related party                         --              --        (10,000)
                 Repayment of Bank Financing                                        --              --       (100,000)
                 Repayment of XM Radio bank loan                                    --             (73)            --
                 Repayment of loan by XM Radio                                      --         (75,000)            --
                 Repayment of Term Loan                                         (1,000)        (59,000)            --
                 Repayments of Revolver                                        (35,000)        (53,000)            --
                 Proceeds from Bank Financing                                   62,250          65,000         34,000
                 Proceeds from note payable to related party                        --          21,500         10,000
                 Proceeds from reduction of interest rate swap                      --           6,009             --
                 Payments on long-term debt                                         --              --         (4,933)
                 Debt issuance costs                                            (8,287)        (10,576)       (14,735)
                                                                             ---------      ----------     ----------
             Net cash provided by financing activities                         814,982         374,269        246,333
             Net increase in cash and cash equivalents                         175,949          49,189            179
             CASH AND CASH EQUIVALENTS, beginning of period                     51,474           2,285          2,106
                                                                             ---------      ----------     ----------
             CASH AND CASH EQUIVALENTS, end of period                        $ 227,423      $   51,474     $    2,285
                                                                             =========      ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                      F-24

                      MOTIENT CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                     as of December 31, 2000, 1999 and 1998

1.  ORGANIZATION, BUSINESS AND LIQUIDITY

Motient Corporation (with its subsidiaries, "Motient" or the "Company") is a leading provider of two-way mobile communications services principally to business-to-business customers and enterprises. Motient serves a variety of markets including mobile professionals, telemetry, transportation, field service, and nationwide voice dispatch, to customers in the United States. Motient provides its eLink(sm) brand two-way wireless email services to customers accessing email through corporate servers, Internet Service Providers ("ISP"), Mail Service Provider ("MSP") accounts, and paging network suppliers. In November 2000, Motient launched its BlackBerry(tm) by Motient wireless email solution, developed by Research in Motion ("RIM") and licensed to operate on Motient's network. BlackBerry(tm) by Motient is designed for large corporate accounts operating in a Microsoft Exchange environment and contains advanced encryption features. Together, the Company considers these two-way mobile communications services to be its Core Wireless Business.

Additionally, as of December 31, 2000, Motient had an equity interest of approximately 33.1% (or 21.3% on a fully diluted basis) in XM Satellite Radio Holdings Inc. ("XM Radio"), a public company; and, as of December 31, 2000 the Company controlled XM Radio through Board of Director membership and common stock voting rights. As a result, all of XM Radio's results for the period from July 7, 1999 (the date Motient acquired 100% voting interest of XM Radio) through December 31, 2000 have been included in the Company's consolidated financial statements. Prior to July 7, 1999, the Company's investment in XM Radio was accounted for pursuant to the equity method of accounting. See Note 13
- -- Business Acquisitions and Dispositions.

XM Radio was incorporated on December 15, 1992 for the purpose of procuring a digital audio radio service license. XM Radio's management has devoted its time primarily to securing financing and constructing its satellite system. XM Radio launched its first satellite on March 18, 2001. XM Radio has not generated any revenues to date and the planned principal operations have not yet commenced.

In January 2001, pursuant to Federal Communications Commission ("FCC") approval authorizing Motient to relinquish control of XM Radio, the number of directors appointed by the Company to XM Radio's Board of Directors was reduced to less than 50% of XM Radio's directors, and the Company converted a portion of its super-voting Class B Common Stock of XM Radio to Class A Common Stock. As a result, the Company ceased to control XM Radio, and will account for its investment in XM Radio pursuant to the equity method, effective January 2001. The carrying value of the Company's investment in XM Radio pursuant to the equity method of accounting was $288,064 (or $17.19 per share) as of December 31, 2000. As of March 29, 2001, the market price of XM Radio common stock was $7.00 per share, $10.19 per share less than the Company's carrying value. Pursuant to the equity method of accounting, beginning in 2001, the Company will be required to assess, considering market and other appropriate factors, whether a permanent impairment of the Company's investment in XM Radio has occurred and whether an impairment loss is recognized.

The operations and financing of XM Radio, a public company, are maintained separate and apart from the operations and financing of Motient.

See Footnote 17 for the Company's consolidating financial statements.

On June 29, 2000, the Company formed a joint venture subsidiary, Mobile Satellite Ventures LLC ("Satellite Ventures"), in which the Company owns 80% of the membership interests. The remaining 20% interest in Satellite Ventures is owned by a group of three investors which paid an aggregate of $50 million in exchange for their 20% interest. See Note 13 - Business Acquisitions and Dispositions. Although the Company has an 80% interest in Satellite Ventures, the minority investors have certain participative rights which provide for their participation in certain business decisions effecting Satellite Ventures that may be made in the normal course of business; therefore, in accordance with Emerging Issues Task Force No. 96-16, "Investor's Accounting for an Investee when the Investor has a Majority of the Voting Interest, but the Minority Shareholder or Holders Have Certain Approval or Veto Rights," the Company's investment in Satellite Ventures is recorded pursuant to the equity method of accounting.

On November 29, 2000, the Company sold its retail transportation assets to Aether Systems, Inc. ("Aether"). Aether purchased all of the assets in the Company's wireless communications business for the transportation market, including its satellite-only MobileMAX2(tm) multi-mode mobile messaging business, and Aether assumed all liabilities related to the transportation business. In addition, Aether entered into separate long-term prepaid airtime agreements with the Company. See Note 13 - Business Acquisitions and Dispositions.

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

Liquidity and Financing Requirements

Adequate liquidity and capital are critical to Motient's ability to continue as a going concern and to fund subscriber acquisition programs necessary to achieve positive cash flow and profitable operations. The Company expects to continue to make significant capital outlays to fund interest expense, new product rollouts, capital expenditures and working capital before it begins to generate positive cash flow from operations. The Company expects these outlays to continue for the foreseeable future.

Summary of Liquidity and Financing Sources for Core Wireless Business

The Company's current operating assumptions and projections reflect its best estimate of subscriber and revenue growth and operating expenses. Motient anticipates that capital expenditures, operating losses, working capital and debt service requirements through 2001 can be met by (i) cash on hand, (ii) borrowings available under its bank financing and vendor financing, (iii) proceeds realized through the sale of inventory relating to eLink and BlackBerry TM, (iv) reduction of operating expenditures, (v) additional debt or equity financing transactions, and (vi) its investment in XM Radio. Additionally, the Company has the potential to receive additional funds from the Aether transaction as well as the Satellite Ventures transaction - see Note 13 - Acquisitions and Dispositions and Note 16 - Subsequent Events. The Company's financial results could deteriorate, and its ability to meet its projections is subject to numerous uncertainties. There can be no assurance that the current projections will be achieved. If Motient's cash requirements are more than projected, it will require additional financing in amounts which may be material. The type, timing and terms of financing that the Company selects will be dependent upon the Company's cash needs, the availability of other financing sources and the prevailing conditions in the financial markets. The Company cannot guarantee that additional financing sources will be available at any given time or available on favorable terms.

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The successful implementation of the Company's business plan requires substantial funds to finance the maintenance and growth of its operations, network and subscriber base and to expand into new markets. The Company has an accumulated deficit and has historically incurred losses from operations which are expected to continue for additional periods in the future. There can be no assurance that its operations will become profitable. These factors, along with the Company's negative operating cash flows have placed significant pressures on the Company's financial condition and liquidity position, and create substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the possible effects on the recoverability and classification of assets or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In January and February 2001, the Company sold, in two separate transactions, 2 million shares of its XM Radio Class A Common Stock, at an average price of $16.77 per share, for total proceeds of $33.5 million. Approximately $8.5 million of the proceeds were used to repay and permanently reduce the Term Facility. In exchange for the Guarantors agreeing to waive certain debt repayment obligations for the second sale of shares, the Company and the Guarantors have agreed that the first $16.5 million of proceeds received from the earlier of (i) the closing of the Satellite Ventures transaction and (ii) any other stated reduction event to occur in the year 2002 will be used to pay down the bank financing.


On April 2, 2001, Motient entered into an agreement for financing in the amount of $25 million from Rare Medium Group, Inc. ("Rare") in the form of a note payable at 12.5% annual interest with a maturity date, subject to certain mutually-agreed upon extensions, of 180 days from funding, which is expected to occur by April 6, 2001. Additionally, the Company has the potential to receive up to an additional $25 million of funding, on comparable terms, the amount of which will be based on the market price of XM Radio stock. The notes are collateralized by up to 5 million of the Company's XM Radio shares, and Rare has the option to exchange the notes for a number of XM Radio shares equivalent to the principal of the note plus any accrued interest thereon. Of the first $25 million received by the Company, the Company used $6.1 million to repay and permanently reduce its Term Facility and $14.4 million is subject to availability upon the approval of the Guarantors.

As of March 30, 2001, the Company held approximately 14.7 million shares of XM Radio stock; however, approximately 13.7 million of such shares are pledged to and held by Rare or the Company's banks and guarantors to secure the Company's obligations under its bank financings and the notes with Rare. There is no guarantee that the banks and guarantors would agree to release any portion of their share of this security to permit the Company to liquidate its XM Radio shares, or that such approval would be on terms favorable to the Company. Further, the Company's ability to sell its shares of XM Radio stock in the public markets is generally limited to the quarterly volume restrictions under Rule 144 of the Securities Act.


2. SIGNIFICANT ACCOUNTING POLICIES

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's most significant estimates relate to the valuation of inventory, the allowance for doubtful accounts receivable, and the realizability of long-lived assets.

Consolidation

The  consolidated  financial  statements  include the  accounts of Motient,  its
wholly  owned  subsidiaries,   and  XM  Radio.  All  significant   inter-company
transactions and accounts have been eliminated.

Cash Equivalents

The Company considers highly liquid investments with remaining maturities of 3 months or less at the time of acquisition to be cash equivalents.

Short-Term Investments

At December 31, 1999, XM Radio held commercial paper with maturity dates of less than one year which were recorded at amortized cost, which approximated fair value.

Restricted Investments

Restricted investments represent those investments made by the Company to fund customer obligations, milestone payments under certain of XM Radio's construction contracts, certificates of deposit to collateralize letters of credit required by facility leases, or required interest payments associated with the Senior Notes and XM Radio's Senior Secured Notes. The securities included in restricted investments which are required to be used for interest payments under the Senior Notes and XM Radio's Senior Secured Notes are classified as held-to-maturity securities under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company classifies restricted investment amounts which will mature within one year as current assets in the accompanying balance sheet. The Company accounts for these investments at amortized cost.

Inventories

Inventories, which consist primarily of communication devices, are stated at the lower of cost or market. Cost is determined using the weighted average cost method. The Company periodically assesses the market value of its inventory, based on sales trends and forecasts and technological changes and records a charge to current period income when such factors indicate that a reduction to net realizable value is appropriate. Management considers both inventory on hand and inventory which it has committed to purchase. The Company recorded inventory write-downs to cost of equipment sold to reduce inventory amounts to their net realizable value, in the amount of $3.6 million in 2000, $4.2 million in 1999, and $0 in 1998.

The Company's eLink and Blackberry(tm) by Motient wireless services use handheld devices manufactured by Research in Motion ("RIM"). RIM also manufactures modems designed to be integrated into mobile terminals manufactured by other vendors and used for other wireless communications services sold by the Company. The Company's supply arrangements with RIM are not exclusive, and RIM manufactures similar hardware products for other companies. There are a limited number of manufacturers of similar wireless devices, and a change in suppliers or delays in deliveries from RIM could result in loss of sales which would adversely effect operating results.

Other Current Assets

Other current assets consist of the following:

                                                                               December 31,
                                                                            2000        1999
                                                                            ----        ----
                                (in thousands)

                                Interest rate swap (Note 8)           $    611      $  2,445
                                Prepaid advertising                      5,162            --
                                Prepaid expenses                        17,711         8,333
                                Deposits                                   175         2,123
                                Non-trade receivables and other          7,436           199
                                                                      --------           ---
                                                                      $ 31,095      $ 13,100
                                                                      ========      ========

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosures of the fair value of certain financial instruments. The carrying amount for cash and cash equivalents, short-term investments, accounts receivable, non-trade receivables included in other assets, lease receivables included in non-current deferred charges and other assets, accounts payable and accrued expenses, deferred trade payables and XM Radio accrued royalty payments approximate fair value because of the short maturity of these instruments. The fair value of the Senior Notes was estimated using quoted market prices. The fair value of the interest rate swap is the estimated amount that the Company would receive to terminate the swap agreement based on quoted market prices, taking into account current interest rates and the current creditworthiness of the swap counter parties. As a result of the Guarantees associated with the Bank Financing, it is not practicable to estimate the fair value of this facility. For debt issues that are not quoted on an exchange, interest rates currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value.


                                                       As of December 31, 2000      As of December 31, 1999
                                                       -----------------------      -----------------------
                                                        Carrying                    Carrying
                                                         Amount      Fair Value      Amount       Fair Value
             (in thousands)

             Assets:
               Restricted investments                   $193,092       $192,627     $  72,147        $71,267
               Interest rate swap (Note 8)                   611            708         3,056          3,448
             Liabilities:
               Senior Notes                              328,474        111,681       327,576        274,700
               XM Radio Senior Secured Notes             261,298        179,563          --             --
               Vendor financing commitment                 8,492          8,492         4,512          4,512
               Capital leases                             13,820         13,820         6,401          6,401

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

To date, the majority of the Company's business has been transacted with telecommunications, field services, natural resources and transportation companies, including maritime and trucking companies located throughout the United States. The Company grants credit based on an evaluation of the customer's financial condition, generally without requiring collateral or deposits. Exposure to losses on trade accounts receivable, for both service and for equipment sales, is principally dependent on each customer's financial condition. For the year ended December 31, 2000, four customers accounted for approximately 31% of the Company's service revenue, with two customers individually accounting for 10% each. The Company anticipates that its credit risk with respect to trade accounts receivable in the future will become more diversified due to the large number of customers expected to comprise the Company's subscriber base and their expected dispersion across many different industries and geographies.

Software Development Costs

The Company capitalizes costs related to the development of certain software to be used with its mobile messaging and position location service (the "Mobile Data Communications Service") product, all of which were sold as part of the Aether transaction. The Company commenced amortization of these costs in the first quarter of 1996. These costs were being amortized over three years prior to Aether's purchase of these assets. As of December 31, 2000 and 1999, net capitalized software development costs were $0 and $152,000, respectively. These amounts are included in property and equipment in the accompanying balance sheets. Additionally, during 1998, the Company adopted Statement of Position ("SOP") No. 98-1 -- "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." As of December 31, 2000 and 1999, net capitalized internal use software costs were $6.4 million and $5.3 million, respectively, and are included in property and equipment in the accompanying balance sheets and are amortized over three years.

Deferred Charges and Other Assets

Deferred charges and other assets primarily consist of the unamortized financing costs and debt issue costs associated with the existing vendor financing arrangements, the Senior Notes, the Bank Financing, the long-term portion of deferred equipment costs, the long-term portion of lease receivables associated with a 5-year customer lease program offered in 1999, the long-term portion of prepaid expenses of XM Radio, and the long-term portion of the interest rate swap purchased in connection with the Bank Financing (see Note 8).

                                                                December 31,
                                                              2000       1999
                                                               (in thousands)
       Deferred financing costs, net                         $19,915   $15,299
       Prepaid expenses of XM Radio-long-term portion          1,203     3,422
       Deferred equipment costs                               27,893        --
       Lease receivables-long-term portion                        --     2,628
       Interest rate swap agreement-long-term portion             --       611
       Other long term assets                                    524       580
                                                            --------  --------
                                                             $49,535   $22,540

Financing costs are amortized over the term of the related facility using the straight-line method, which approximates the effective interest method.




Other Long-Term Liabilities

Other long-term liabilities consist of the following:

                                                                           December 31,
                                                                       2000        1999
                                                                       ----        ----
                                                                         (in thousands)
       Deferred revenue, Aether (Note 13)                             $11,750       $--
       Asset purchase deposit,  Satellite Ventures (Note 13)           10,746        --
       Deferred revenue, Satellite Ventures (Note 13)                   3,630        --
       Deferred equipment revenue                                      27,893        --
       XM Radio royalty payable and other long-term liabilities         7,086     3,955
                                                                      -------    ------
                                                                      $61,105    $3,955
                                                                      =======    =======

Revenue Recognition

The Company generates revenue through equipment sales, airtime service agreements, and consulting services. In 2000, the Company adopted Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"), issued by the SEC. The adoption of SAB 101 did not have a material impact on the Company's reported financial position or results of operations. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. In certain circumstances, SAB 101 requires the Company to defer the recognition of revenue and costs related to equipment sold as part of a service agreement. Revenue is recognized as follows:

Equipment and service sales: The Company sells equipment to resellers who market its terrestrial product and airtime service to the public. The Company also sells its product directly to end-users. Revenue from the sale of the equipment and along with activation fees as well as the cost of the equipment are initially deferred and are generally recognized over a period corresponding to the Company's estimate of customer life. Equipment costs are deferred only to the extent of deferred revenue.

Consulting services: The Company occasionally provides consulting services to its customers. Revenue from such services is generally recognized following the contract terms as milestones are achieved.

Research and Development Costs

Research and development costs are expensed as incurred. Such costs include internal research and development activities and expenses associated with external product development agreements. The Company's core wireless business incurred research and development costs of approximately $2.1 million in 2000, $1.0 million in 1999, and $1.1 million for 1998. The Company's consolidated results also included research and development costs incurred by XM Radio in the amount of $7.4 million in 2000 and $2.9 million in 1999.

Advertising Costs

Advertising costs are charged to operations in the year incurred and totaled $12.6 million, $4.2 million, and $2.9 million for 2000, 1999 and 1998. A portion of the advertising costs associated with the Company's Yahoo! Internet promotion, were prepaid in the form of warrants to acquire common stock issued by the Company, valued at $4.8 million. The prepaid expenses are expensed as the associated page views are delivered by Yahoo!. As of December 31, 2000 the Company had recognized approximately $0.7 million of advertising expense associated with the Yahoo! Internet promotion. As of December 31, 2000, the balance of these prepaid advertising expenses was $4.1 million.

Capitalized Interest

XM Radio capitalizes a portion of interest cost as a component of the cost of the FCC licenses and satellite system under construction. XM Radio capitalized interest in the amount of $39.1 million in 2000 and $15.3 million in 1999.

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

Assessment of Asset Impairment

The Company follows the provisions of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or their fair value less costs to sell.

The Company assessed the carrying value of its satellite and related assets as of December 31, 1999, and determined that an impairment did exist. The Company's geostationery satellite was originally designed for voice services. Following the Company's acquisition of Motient Communications in 1998, the Company focused its business towards a data strategy, relying primarily on its terrestrial network, and as a result of this shift, data service revenue in 1999 increased to 73% of service revenue from 69% in 1998. Voice service revenue in 1998 represented 24% of service revenue versus only 20% in 1999. This shift to a data strategy was also apparent in the Company's new primary product offerings in 1999 -- MobileMAX2(tm), announced in the fourth quarter of 1999 with sales beginning in 2000, and eLink(sm), which began selling in the fourth quarter of 1999. MobileMAX2(tm) was expected to be the Company's second generation multi-mode data messaging service and eLink is a two-way wireless email device. In addition to these factors, TMI Communications Company Limited Partnership ("TMI") and SatCom Systems, Inc. were each granted applications in November 1999 to use TMI's Canadian-licensed satellite system to provide service in the United States. TMI's system operates in the Mobile Satellite Services ("MSS") L-band and has footprints covering the United States. These companies' entry in the United States marketplace represents additional competition to the Company in the voice business. Given these factors, management evaluated the satellite and related ground segment assets for impairment. Based on the analysis, the Company determined that future cash flows were less than the carrying value of the assets. Accordingly, the Company determined the fair value of the assets and recorded an impairment charge of $97.4 million to reduce the carrying value of the satellite and related ground segment assets to the Company's estimate of fair value at December 31, 1999. The determination of fair value was based on management's best estimate of the expected discounted future cash flows attributable to the satellite and related ground segment.

Loss Per Share

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Options and warrants to purchase shares of common stock were not included in the computation of loss per share as the effect would be antidilutive. As a result, the basic and diluted earnings per share amounts are identical. As of December 31, 2000, there were options and warrants to acquire approximately 4.5 million shares of common stock that are not included in this calculation because the effect would be antidilutive.

Comprehensive Income

SFAS No. 130, "Reporting of Comprehensive Income" requires "comprehensive income" and the components of "other comprehensive income" to be reported in the financial statements and/or notes thereto. Since the Company does not have any components of "other comprehensive income," reported net income is the same as "comprehensive income" for the years ended December 31, 2000, 1999, and 1998.

Segment Disclosures

In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has two operating segments: its Core Wireless Business and XM Radio's satellite-based digital audio radio service. The Company provides its Core Wireless Business to the continental United States, Alaska, Hawaii, Puerto Rico, the U.S. Virgin Islands, and certain U.S.
coastal waters. All revenues are derived from customers within the United States. XM Radio is in the process of constructing its satellite system to provide digital radio programming transmitted from satellites to vehicles, homes, and portable radios. XM Radio is currently in the development stage and thus has no revenue generating operations. The following summarizes the Company's Core Wireless Business and equipment revenue by major product lines:

                                              Revenue for the Year Ended
                                                       December 31,
                                              2000        1999       1998
                                              ----        ----       ----
                                                     (in millions)
      Data Service                           $52.6   $   49.7    $   40.1
      Voice Service                           12.2       13.2        14.0
      Capacity Resellers and Other             8.7        4.8         3.9
      Equipment                               26.4       23.4        29.2

Reclassification

Certain amounts from prior years' consolidated financial statements have been reclassified to conform with the 2000 presentation.

New Accounting Pronouncements

In September 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires the recognition of all derivatives as either assets or liabilities measured at fair value. This statement was originally effective for the year ended December 31, 2000. In September 1999, FASB issued SFAS No. 137, which deferred the effective date of SFAS No. 133 until fiscal years beginning after September 15, 2000. In June 2000, FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS No. 133. This Statement limits the scope to certain derivatives and hedging activities. The effective date of SFAS No. 138 is for fiscal years beginning after September 15, 2000. The Company does not believe that the adoption of these statements will have a material impact on its financial position, results of operations and cash flows.

During the fourth quarter of 2000, the Company adopted Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"), issued by the SEC. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. In certain circumstances, SAB 101 requires the Company to defer the recognition of revenue and costs related to equipment sold as part of a service agreement. The adoption of SAB 101 did not have a material impact on the Company's statement of operations.

In March 2000, FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44") was issued. FIN 44 further defines the accounting consequence of various modifications to the terms of a previously fixed stock option or award under APB Opinion No. 25, "Accounting for Stock Issued to Employees." FIN 44 became effective on July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company adopted FIN 44 in 2000. The effects of implementing FIN 44 required XM Radio to recognize additional non-cash compensation during the year ended December 31, 2000, of approximately $1.2 million associated with stock options that had been repriced during the period covered by FIN 44, and the Core Wireless Business recognized additional non-cash stock compensation of approximately $1.0 associated with the transfer of employees to Aether. Additional compensation charges related to certain stock compensation awards made by the Company may result depending upon the market value of the common stock at each balance sheet date.

3. STOCKHOLDERS' EQUITY (DEFICIT)

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

Certain significant stockholders of the Company have entered into a Stockholders' Agreement (the "Agreement") which contains provisions relating to the election of directors, procedures for maintaining compliance with the Federal Communication Commission's ("FCC") alien ownership restrictions, certain restrictions on the transfer, sale and exchange of Common Stock, and procedures for appointing directors to the Executive Committee of the Board, among others. The Agreement continues in effect until terminated by an affirmative vote of holders of three-fourths of the Company's Common Stock held by parties to the Agreement. Other matters relating to the Company's governance of the Company are set forth in the Certificate of Incorporation and Bylaws.

As of December 31, 2000, the Company had reserved Common Stock for future issuance as detailed below.

    Shares issuable upon exercise of warrants                         7,957,475
    Amended and Restated Stock Option Plan for Employees              6,033,037
    Stock issuable upon exercise of Satellite Ventures'
    investors' option (see Note 13)                                   4,166,667
    Stock Option Plan for Non-Employee Directors                         82,000
    Employee Stock Purchase Plan                                        321,572
    Defined Contribution Plan                                            65,321
                                                                     ----------
         Total                                                       18,626,072
                                                                     ==========


XM Radio

On July 7, 1999 XM Radio issued $250 million of Series A subordinated convertible notes to several new strategic and financial investors including General Motors, Clear Channel Investments, DIRECTV, Telcom Ventures, Columbia Capital and Madison Dearborn Partners. $75 million of the proceeds were used to pay an outstanding note payable and the remaining proceeds were used to fund working capital needs. The Series A subordinated notes and all accrued interest thereon are convertible into Series A convertible preferred stock (in the case of the notes held by General Motors), or Class A common stock (in the case the notes held by the other investors) at a conversion price of $9.52 per share at the election of the note holders or upon the occurrence of certain events, including an initial public offering of a prescribed size of XM Radio shares. On October 8, 1999, XM Radio completed an initial public offering of 10.2 million shares of Class A common stock. Concurrent with this offering, the Series A subordinated convertible notes were converted into 10.8 million shares of Series A convertible preferred stock and 16.2 million shares of Class A common stock.

In the first quarter of 2000, XM Radio raised an additional $228.6 million in net proceeds through a follow-on offering of 4.4 million shares of its Class A common stock and 2.0 million shares of Series B convertible redeemable preferred stock.

In March 2000, XM Radio completed a high yield debt offering of 325,000 units, each unit consisting of $1,000 principal amount of 14% Senior Secured Notes due 2010 and one warrant to purchase 8.024815 shares of Class A common stock of XM Radio at an exercise price of $49.50 per share. XM Radio realized net proceeds of $191.5 million, excluding $123.0 million used to acquire restricted investments which will be used to pay interest payments due under the notes for the first three years.

In August 2000, XM Radio completed a private offering of 235,000 shares for $1,000 per share of its 8.25% Series C convertible redeemable preferred stock and raised additional net proceeds of approximately $226.8 million. XM Radio recorded a $123.0 million beneficial conversion charge that reduced earnings available to common stockholders. The issuance of the Series C preferred stock caused the exercise price of the warrants sold in March 2000 to be adjusted to $47.94 and the number of warrant shares to be increased to 8.285948 per warrant.

As a result of the issuance by XM Radio of its Series C convertible redeemable preferred stock with a common stock conversion price less than the market value of the common stock, XM Radio recorded a beneficial conversion charge that reduced earnings available to common stockholders. The Company has reflected its proportionate share of the beneficial conversion charge in the accompanying consolidated statements of operations.

In connection with the above XM Radio transactions, the Company's voting interest in XM Radio was reduced to 33.1 % (21.3% on a fully diluted basis), and in accordance with Staff Accounting Bulletin 51 (SAB 51), the Company recorded an increase to its investment in XM Radio of $129.5 million in 2000 and $80. 7 million in 1999. SAB 51 addresses the accounting for sales of stock by a subsidiary. Because XM Radio is a development stage company, SAB 51 requires the difference in the carrying amount of the Company's investment in XM Radio and the net book value of XM Radio after the stock issuance be reflected in the financial statements of the Company as a capital transaction in the accompanying consolidated statements of stockholders' equity (deficit).



4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                                                   December 31,
                                                                               2000           1999
                                                                               ----           ----
                                                                                  (in thousands)
                   Space Segment                                             $127,621      $127,316
                   Ground Segment                                              72,524        75,435
                   Network equipment                                           83,638        58,511
                   Construction in progress                                    20,492        11,493
                   Office equipment and furniture                              48,448        18,605
                   Leasehold improvements - XM Radio                           26,481            --
                   Mobile data communications service equipment                    --        17,191
                                                                             --------      --------
                                                                              379,204       308,551
                   Less accumulated depreciation and amortization             203,498       192,035
                                                                             --------      --------
                   Property and equipment, net                               $175,706      $116,516
                                                                             ========      ========

Property and equipment is recorded at cost and depreciated over its useful life using the straight line method. Assets recorded as capital leases are amortized over the shorter of their useful lives or the term of the lease. The estimated useful lives of office furniture and equipment vary from 2-10 years. The Company's ground segment is depreciated over 8 years, the network equipment is depreciated over 7 years, and the mobile data communications service equipment, which was sold to Aether, was depreciated over 3 1/2 years. The Company has also capitalized certain costs to develop and implement its computerized billing system. These costs are included in property and equipment and are depreciated over 8 years.

The Company is depreciating its satellite, MSAT-2, over its estimated useful life of 10 years, which was based on several factors, including current conditions and the estimated remaining fuel of MSAT-2. The original estimated useful live is periodically reviewed using current Telemetry Tracking and Control data. To date, no significant change in the original estimated useful life has resulted. The telecommunications industry is subject to rapid technological change which may require the Company to revise the estimated useful lives of MSAT-2 and the ground segment or to adjust their carrying amounts. As discussed in Note 2, during 1999, the Company wrote down the value of the space and ground segment assets to their estimated fair value.

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



XM Radio is currently developing its satellite system. The costs of constructing and putting the satellite into service are being capitalized. At December 31, 2000, the carrying value of the system under construction related to the costs incurred in obtaining a FCC license and approval as well as system development. XM Radio will begin amortizing the FCC license upon commercial launch using the straight line method over its estimated useful life of fifteen years. Depreciation of the satellite will begin upon in-orbit delivery and the ground stations will begin upon commercial launch. The satellites and ground stations will be depreciated over their estimated useful lives.

XM Radio System Under Construction consists of the following:

                                                                    December 31,
                                                                2000           1999
                                                                ----           ----
                                                                    (in thousands)
       License                                                $135,139       $127,338
       Satellite System                                        533,154        214,471
       Terrestrial System                                       84,715         11,396
       Spacecraft control facilities                            13,046          2,000
       Broadcast facilities and other                           27,970          2,073
       System under development                                  6,458             --
                                                              --------       --------
            Total                                             $800,482       $357,278
                                                              ========       ========

The balances at December 31, 2000 and 1999 include capitalized interest of $65,176 and $26,124, respectively.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consist of the following:



                                                                                             December 31,
                                                                                          2000          1999
                                                                                          ----          ----
                                                                                            (in thousands)
          FCC Licenses                                                                   $53,437       $49,880
          Goodwill-Motient Communications Acquisition                                      6,154         6,154
          Programming and advertising agreements-XM Radio Acquisition                      7,337         7,337
          Receiver Agreement-XM Radio Acquisition                                          4,207         4,207
          Less accumulated amortization                                                   (8,667)       (5,367)
                                                                                         --------      --------
          Goodwill and other intangible assets, net                                      $62,468       $62,211
                                                                                         =======       =======


Goodwill and other intangible assets are being amortized on a straight-line basis over 10-20 years except for the programming and advertising agreements acquired in the XM Radio Acquisition. These agreements will begin amortization upon commencement of commercial operations of XM Radio and will be amortized over the life of their respective contract.

6. STOCK OPTIONS AND RESTRICTED STOCK

The Company has two active stock option plans. The Motient Corporation Stock Award Plan (the "Plan") permits the grant of non-statutory options and stock-based awards up to a total of 7.3 million shares of Common Stock. Under the Plan, the exercise price and vesting schedule for options is determined by the Compensation Committee of the Board, which was established to administer the Plan. Generally, options vest over a three year period and will have an exercise price not less than the fair market value of a share on the date the option is granted or have a term greater than ten years. In May 2000, the Company's stockholders approved certain amendments to the Plan, including permitting non-employee directors to be eligible for option grants under the Plan.

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

In January 1998, the Board of Directors granted restricted stock to certain members of senior management. These grants include both a three-year vesting schedule as well as specific corporate performance targets. The performance requirements will remain in place, and unless further waived by the Board of Directors, failure to meet a required performance target would prevent the vesting of the restricted shares. As of December 31, 1998, the Company recorded costs of approximately $252,000 associated with the vesting of these shares. As performance targets were not met or waived, there were no such costs recorded in 1999 or in 2000; however, in January 2001, in recognition of employee services in entering into the second Satellite Ventures transaction (see Note 16), the Board lifted the remaining restrictions, and the shares will be released upon vesting. Additional compensation costs will be recorded in 2001 and 2002 upon vesting of these shares.

Information regarding the Company's stock option plans is summarized below:

                                                                                             Weighted Average
                                                             Available       Granted and       Option Price
                                                             for Grant       Outstanding        Per Share
                                                             ---------       -----------        ---------
           Balance, December 31, 1998                       1,383,463         2,729,071             $11.11
              Restricted stock granted                        (40,000)               --                 --
              Restricted stock cancelled                       30,785                --                 --
              Additional shares authorized for grant           50,000                --                 --
              Options granted                              (1,040,226)        1,040,226               5.92
              Exercised                                            --          (484,815)             11.74
              Forfeited                                       183,284          (183,284)              4.87
                                                           ----------        ----------
           Balance, December 31, 1999                         567,306         3,101,198               8.73
              Restricted stock cancelled                       50,000                --                 --
              Additional shares authorized for grant        2,800,000                --                 --
              Options granted                              (1,570,294)        1,570,294              15.98
              Exercised                                            --          (403,467)             11.03
              Forfeited                                       347,420          (347,420)             13.42
                                                           ----------        -----------
           Balance, December 31, 2000                       2,194,432         3,920,605             $11.65
                                                            ==========        ==========

Options exercisable at December 31:

                                                    Average
                                  Options        Exercise Price
                                  -------        --------------
               2000             1,658,044                $10.40
               1999             1,344,511                $11.99
               1998               957,617                $13.29

The Company accounts for stock compensation costs in accordance with the provisions of APB No. 25, "Accounting for Stock Issued to Employees." Had compensation cost been determined based on the fair value at the grant dates for awards under the Company's stock plans in accordance with SFAS No. 123, "Accounting for Stock Based Compensation," the net loss would have been increased by $7.3 million ($0.15 per share) in 2000, $6.2 million ($0.16 per share) in 1999, and $8.9 million ($0.29 per share) in 1998. As required by SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 2000, 1999, 1998: no historical dividend yield; an expected life of 10 years; historical volatility of 135% in 2000, 115% in 1999, and 95% in 1998 and a risk-free rate of return ranging from 4.64% to 5.34%.

Exercise prices for options outstanding as of December 31, 2000, are as follows:

                                                  Options Outstanding                       Options Exercisable
                                        Number            Weighted                        Number
                                      Outstanding         Average         Weighted      Exercisable      Weighted
                                         as of          Contractual        Average         as of         Average
                 Range of            December 31,           Life          Exercise     December 31,      Exercise
              Exercise Prices            2000            Remaining          Price          2000           Price
              ---------------            ----            ---------          -----          ----           -----
                   $4.61-8.84            809,306                8.12          $5.33        287,026          $ 5.62
                    8.87-8.87            724,701                7.14           8.87        413,892            8.87
                   9.73-12.50            496,701                6.04          11.97        479,701           11.99
                  12.81-12.81            221,579                6.06          12.81        221,579           12.81
                  13.00-15.12            255,179                4.75          13.07        250,179           13.04
                  15.17-15.17          1,365,139                9.07          15.17          1,000           15.17
                  17.37-38.06             48,000                8.77          28.64          4,667           19.97
                                       ---------                                         ---------
                                       3,920,605                7.68          11.65      1,658,044          $10.40
                                       =========               ======        =======     =========          ======


7.  INCOME TAXES

The Company accounts for income taxes under the liability method as required in SFAS No. 109, "Accounting for Income Taxes." Under the liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax laws and rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under this method, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Potential tax benefits, related to net operating losses and temporary differences, have been recorded as an asset, and a valuation allowance for the same amount has been established. The Company has paid no income taxes since inception. The following is a summary of the Company's net deferred tax assets.

                                                                          December 31,
                                                                  ------------------------
                                                                     2000          1999
                                                                     ----          ----
                                                                        (in thousands)
       Net Operating Loss Carryforwards                              $407,803   $342,791
       Deferred Taxes Related to Temporary Differences:
          Tangible asset bases, lives and depreciation methods        (49,483)   (43,156)
          Other                                                        67,698     62,843
                                                                     ---------  --------
            Total deferred tax asset, net                             426,018    362,478
        Less valuation allowance                                     (426,018)  (362,478)
                                                                     ---------  ---------
        Net deferred tax asset                                      $      --   $     --
                                                                     =========   ========

Significant timing differences affecting deferred taxes in 2000 reflect the treatment of costs associated with the Space Segment for financial reporting purposes compared to tax purposes. As of December 31, 2000, the Company had estimated net operating loss carryforwards ("NOLs") of $1.01 billion. In July 1999, as a result of the Company's investment in XM Radio which triggered a change in control as defined by the Internal Revenue Code, utilization of the Company's NOLs were limited to approximately $43 million per year. The Company's NOLs expire between 2004 and 2020.

8. LONG-TERM DEBT


                                                                December 31,
                                                            2000          1999
                                                            ----          ----
                                                              (in thousands)
       Senior Notes, net of discount                       $328,474     $327,576
       Senior Notes, net of discount - XM Radio             261,298           --
       Bank Financing-- Term Loan Facility                   40,000       41,000
       Bank Financing-- Revolving Credit Facility            71,250       44,000
       Vendor Financing Commitment                            8,492        4,512
       Convertible note payable due to related party             --       50,138
       Deferred Trade Payables                                2,212        3,983
                                                          ---------     --------
                                                            711,726      471,209
       Less current maturities                                6,458        5,960
                                                          ---------     --------
       Long-term debt                                      $705,268     $465,249
                                                          =========     ========

$335 Million Unit Offering

On March 31, 1998, Motient Holdings, a wholly-owned subsidiary of Motient, issued $335 million of Units (the "Units") consisting of 12 1/4% Senior Notes due 2008 (the "Senior Notes"), and one warrant to purchase 3.75749 shares of Common Stock of the Company for each $1,000 principal amount of Senior Notes (the "Warrants") at an exercise price of $12.51 per share. The Warrants were valued at $8.5 million and were recorded as a debt discount. A portion of the net proceeds of the sale of the Units were used to finance the Motient Communications Acquisition in 1998. In connection with the Senior Notes, Motient Holdings purchased approximately $112.3 million of restricted investments that are restricted for the payment of the first six interest payments on the Senior Notes. Interest payments are due semi-annually, in arrears, beginning October 1, 1998. At December 31, 2000, approximately $20.7 million was available in restricted investments to fund the next interest payment coming due on April 1, 2001. Interest payments beginning in October 2001 related to the Senior Notes will be payable from the Company's unrestricted cash and cash equivalents. As a result of the automatic application of certain adjustment provisions following the issuance of 7.0 million shares of Common Stock in a public offering in 1999, the exercise price of the warrants associated with the Senior Notes was reduced to $12.28 per share, the number of shares per warrant was increased to 3.83 shares for each $1,000 principal amount of Senior Notes, and the aggregate number of shares issuable upon exercise of such warrants was increased by 24,294. The additional Senior Note warrants and re-pricing were valued at $440,000. This was recorded as additional debt discount in the third quarter of 1999. The Senior Notes are fully guaranteed by Motient Corporation.

$325 Million Unit Offering - XM Radio

On March 15, 2000, XM Radio closed a private placement of 325,000 units, each unit consisting of $1,000 principal amount of 14% senior secured notes due 2010 of XM Satellite Radio Inc. and one warrant to purchase 8.024815 shares of Class A common stock at price of $49.50 per share. XM Radio realized net proceeds of $191.5 million, excluding $123.0 million used to acquire securities which will be used to pay interest payments due under the notes for the first three years. The $325 million face value of notes was offset by a discount of $65.7 million associated with the fair value of the warrants sold. As a result of the issuance of Series C preferred stock, the exercise price of the warrants was adjusted to $47.94 per share and the number of warrant shares to be increased to 8.285948 per share.

Bank Financing

In March 1998, the Company entered into a $200 million Bank Financing (the "Bank Financing") consisting of two facilities: (i) the Revolving Credit Facility, a $100 million unsecured five-year reducing revolving credit facility maturing March 31, 2003, and (ii) the Term Loan Facility, a $100 million five-year, term loan facility with up to three additional one-year extensions subject to the lenders' approval. In 1999, the Term Loan Facility was reduced to $41 million. In 2000, the Term Loan Facility was reduced to $40 million, and the Revolving Credit Facility was reduced to $77.25 million. The Revolving Credit Facility ranks pari passu with the Senior Notes. The Term Loan Facility is secured by the assets of the Company, principally its stockholdings in XM Radio and Motient Holdings, and will be effectively subordinated to the Revolving Credit Facility and the Senior Notes. The Bank Financing is severally guaranteed by Hughes Electronics Corporation, Singapore Telecommunications Ltd. and Baron Capital Partners, L.P. (collectively, the "Bank Facility Guarantors"). As discussed in
Note 16 - Subsequent Events, the outstanding borrowings were reduced as of March 30, 2001 to $31.5 million under the Term Loan Facility at 6.19%. The $77.3 million of borrowings outstanding under the Revolving Credit Facility as of March 30, 2001, are at rates ranging from 6.0% to 8.0%.

The Term Loan Facility

The Term Loan Facility bears an interest rate, generally, of 100 basis points above London Interbank Offered Rate ("LIBOR"). The Term Loan Agreement does not include any scheduled amortization until maturity, but does contain certain provisions for prepayment based on certain proceeds received by the Company, unless otherwise waived by the banks and the Bank Facility Guarantors, including: (1) 100% of excess cash flow obtained by the Company, as defined; (2) the first $25.0 million of net proceeds from the lease or sale of MSAT-2 received by the Company, and thereafter 75% of the remaining proceeds received from such lease or sale (the remaining 25% to be retained by Motient Holdings for business operations); (3) 100% of the proceeds of any other asset sales by the Company; (4) 50% of the net proceeds of any equity offerings of the Company (the remaining 50% to be retained by the Company for business operations); and
(5) 100% of any major casualty proceeds of the Company. To the extent that the Term Loan Facility is repaid, the abovementioned proceeds that would otherwise have been used to repay the Term Loan Facility will be used to repay and permanently reduce the commitment under the Revolving Credit Facility.

The Revolving Credit Facility

The Revolving Credit Facility bears an interest rate, generally, of 100 basis points above LIBOR and is unsecured, with a negative pledge on the assets of Motient Holdings and its subsidiaries and ranks pari passu with the Senior Notes. The Revolving Credit Facility will be reduced $10 million each quarter, beginning with the quarter ending June 30, 2002, with the balance due on March 31, 2003. Certain proceeds received by Motient Holdings would be required to repay and reduce the Revolving Credit Facility, unless otherwise waived by the banks and the Bank Facility Guarantors, including: (1) 100% of excess cash flow obtained by Motient Holdings, as defined; (2) the first $25.0 million net of proceeds of the lease or sale of MSAT-2 received by Motient Holdings, and thereafter 75% of the remaining proceeds received from such lease or sale (the remaining 25% may be retained by Motient Holdings for business operations); (3) 100% of the proceeds of any other asset sales by Motient Holdings; (4) 50% of the net proceeds of any offerings of Motient Holdings' equity (the remaining 50% to be retained by for business operations); and (5) 100% of any major casualty proceeds. At such time as the Revolving Credit Facility is repaid in full, and subject to satisfaction of the restrictive payments provisions of the Notes, any prepayment amounts that would otherwise have been used to prepay the Revolving Credit Facility will be dividended to Motient Corporation. As of March 30, 2001, no amounts were available for borrowing under the Revolving Credit Facility.

Debt Extinguishment

In 1999, the Company raised $116 million, net of underwriting discounts and expenses, through the issuance of 7.0 million shares of common stock in a public offering. Of the net proceeds, $59 million was used to pay down a portion of the Term Loan Facility, and is not available for re-borrowing. In 2000, the Company paid down and permanently reduced the Term Loan Facility by an additional $1 million with proceeds from stock and warrant exercises, and the Revolving Credit Facility was permanently reduced by $22.8 million with a portion of the proceeds of the Satellite Ventures and Aether transactions. As a result of the permanent reductions of the Term Facility and Revolving Credit Facility, the Company recorded an extraordinary loss on extinguishment of debt of approximately $3.0 million in 2000 and $12.1 million in 1999, which reflects the write-off, on a pro-rata basis, of unamortized guarantee warrants held by certain shareholder guarantors of the Bank Financing (the "Guarantee Warrants") and deferred financing fees associated with the placement of the Bank Financing. The Company will record an extraordinary loss on extinguishment of debt in 2001 associated with the principal repayment, discussed in Note 16.


The Guarantees

In connection with the Bank Financing, the Bank Facility Guarantors, current and former Motient shareholders, extended separate guarantees of the obligations of each of Motient Holdings and the Company to the banks, which on a several basis aggregated to $200 million. In their agreement with each of Motient Holdings and the Company (the "Guarantee Issuance Agreement"), the Bank Facility Guarantors agreed to make their guarantees available for the Bank Financing. In exchange for the additional risks undertaken by the Bank Facility Guarantors in connection with the Bank Financing, the Company agreed to compensate the Bank Facility Guarantors, principally in the form of 1 million additional warrants and re-pricing of 5.5 million warrants previously issued in connection with the original Bank Facility (together, the "Guarantee Warrants"). The Guarantee Warrants were issued with an exercise price of $12.51 and were valued at approximately $17.7 million. The amounts initially assigned to the Guarantee
Warrants and subsequent repricings are recorded as Common Stock Purchase Warrants and Unamortized Guarantee Warrants in the accompanying consolidated balance sheets. The amount assigned to Unamortized Guarantee Warrants is amortized to interest expense over the life of the related debt. On March 29, 1999, the Bank Facility Guarantors agreed to eliminate certain covenants contained in the Guarantee Issuance Agreement relating to earnings before interest, depreciation, amortization, and taxes ("EBITDA") and service revenue. In exchange for this elimination of covenants, the Company agreed to re-price their Guarantee Warrants, effective April 1,1999, from $12.51 to $7.50. The value of the re-pricing was approximately $1.5

As a result of the automatic application of certain adjustment provisions following the issuance of the 7.0 million shares in the August 1999 public offering, the exercise price of the Guarantee Warrants was reduced to $7.3571 per share and the Guarantee Warrants became exercisable for an additional 126,250 shares. The additional Guarantee Warrants and re-pricing were valued at $2.4 million. Additionally, in June 2000, the Bank Facility Guarantors agreed to partially reduce the debt repayment requirements associated with the Satellite Ventures transaction. In exchange, the Company further reduced the price of the Guarantee Warrants to $6.25, which was valued at $1.4 million.

Further, in connection with the Guarantee Issuance Agreement, the Company has agreed to reimburse the Bank Facility Guarantors in the event that the Guarantors are required to make payment under the Bank Financing guarantees, and, in connection with this reimbursement commitment has provided the Bank Facility Guarantors a junior security interest with respect to the assets of the Company, principally its stockholdings in XM Radio and Motient Holdings.

In connection with the Bank Financing, the Company entered into an interest rate swap agreement, with an implied annual rate of 6.51%. The swap agreement reduces the impact of interest rate increases on the Term Loan Facility. The Company paid a fixed fee of approximately $17.9 million for the swap agreement. In return, the counter-party is obligated to pay a variable rate equal to LIBOR plus 50 basis points, paid on a quarterly basis directly to the respective banks on behalf of the Company, on a notional amount of $100 million until the termination date of March 31, 2001. In connection with the pay down of a portion of the Term Loan Facility during 1999, the Company reduced the notional amount of its swap agreement from $100 million to $41 million and realized net proceeds of approximately $6 million due to early termination of a portion of the swap agreement. The Company has reflected as an asset, the fee paid for the swap agreement and is included in other assets in the accompanying consolidated balance sheets. The interest rate swap fee is being amortized over the life of the swap as a component of interest expense. The Company is exposed to a credit loss in the event of non- performance by the counter party under the swap agreement. The Company does not believe there is a significant risk of non-performance as the counter party to the swap agreement is a major financial institution.


Motorola Vendor Financing

Motorola has entered into an agreement with the Company to provide up to $15 million of vendor financing, to finance up to 75% of the purchase price of additional network base stations. Loans under this facility bear interest at a rate equal to LIBOR plus 7.0% and will be guaranteed by the Company and each subsidiary of Motient Holdings. The terms of the facility require that amounts borrowed be secured by the equipment purchased therewith. Advances made during a quarter constitute a loan, which is then amortized on a quarterly basis over three years. As of December 31, 2000 and 1999, $8.5 million and $4.5 million respectively, was outstanding under this facility at interest rates ranging from 13.0% to 13.8% and 12.1% to 13.1%, respectively.

Deferred Trade Payables

The Company has arranged the financing of certain trade payables, which are included in current maturities in the accompanying consolidated balance sheets. As of December 31, 2000 and 1999, $2.2 million and $4.0 million, respectively, of deferred trade payables were outstanding at rates ranging from 5.9% to 7.2% and 6.1% to 12.0%, respectively.

Baron XM Radio Convertible Note

In January 1999 the Company issued to Baron Asset Fund ("Baron"), a stockholder and guarantor of its bank facility, a $21.5 million note convertible into shares of common stock of XM Radio (the "Convertible Note Payable to Related Party" or "Baron XM Radio Convertible Note".) The Company subsequently loaned approximately $21.4 million to XM Radio in exchange for XM Radio Common stock and a note convertible into XM Radio shares (the "XM Radio Note Receivable"). On October 8, 1999 XM Radio completed its initial public offering of 10.2 million shares of Class A common stock, see Note 13 below, which triggered the conversion of the XM Radio Note receivable into approximately 1.5 million shares of XM Radio Class B common stock.

The Baron XM Radio Convertible note was indexed to XM Radio stock and thus the $50.1 million recorded in the consolidated balance sheet at December 31, 1999 reflected management's best estimate of the fair value of the Baron XM Radio Convertible Note. Changes in the fair value of the Baron XM Radio Convertible Note were reflected in the accompanying statement of operations as an unrealized gain or loss on note payable to related party. Due to the increase in value of XM Radio stock, the Company recorded an unrealized loss of $27.4 million for the year ended December 31, 1999 on the Baron XM Radio Convertible Note. Prior to the XM Radio acquisition, the Company also recorded the XM Radio Note Receivable at management's best estimate of its fair value, and as a result, recorded an unrealized loss on the XM Radio Note Receivable $9.9 million for the year ended December 31, 1999.

On January 13, 2000, Baron notified the Company of its intention to exchange the Baron XM Radio Convertible Note for 1,314,914 shares of XM Radio Class B Stock. The exchange of the convertible note resulted in a gain in 2000 of approximately $36.8 million computed as the difference in the carrying value of the Baron XM Radio Convertible Note and the Company's cost basis in XM Radio stock exchanged upon conversion of this note.

Assets Pledged and Secured

All wholly owned subsidiaries of the Company are subject to financing agreements that limit the amount of cash dividends and loans that can be advanced to the Company. At December 31, 2000, all of the subsidiaries' net assets were restricted under these agreements. These restrictions will have an impact on Motient Corporation's ability to pay dividends.

Covenants

The debt agreements and related Guarantee Issuance Agreement entered into by the Company contain various restrictions, covenants, defaults, and requirements customarily found in such financing agreements. Among other restrictions, these provisions include limitations on cash dividends, restrictions on transactions between Motient and its subsidiaries, restrictions on capital acquisitions, material adverse change clauses, and maintenance of specified insurance policies.

9. RELATED PARTIES

In 1990, following a competitive bid process, Motient signed contracts with Hughes Aircraft, the parent company of Hughes Communications Satellite Services ("Hughes Communications"), a Motient stockholder, to construct MSAT-2 (the "Satellite Construction Contract"). The contract contains flight performance incentives payable by the Company to Hughes Aircraft if MSAT-2 performs according to the contract. As a result of certain previously-disclosed performance considerations, additional contract issues associated with the flight performance incentive payments were raised by the Company. At present, ongoing discussions are underway between the parties regarding such payments. The additional payments will range from $2.6 million to $5.9 million over the next 5 years.

The Company has entered into various transactions and agreements with Motorola, Inc. ("Motorola"), a Motient stockholder, which include the purchase by Motient of services, network hardware and software maintenance services, facility rentals, and network gateway fees. Additionally, Motorola has provided the Vendor Financing Commitment, which will be available to finance up to 75% of the purchase price of additional network base stations (see Note 8).

The following table represents a summary of all related party transactions.

                                                              Years Ended December 31
                                                         2000          1999           1998
                                                         ----          ----           ----
                                                                   (in thousands)
       Payments made to (from) related parties:
          Additions to property and equipment           $ 1,662       $2,667         $4,931
          Proceeds from debt issuance                        --      (21,500)       (10,000)
          Payments on debt obligations                    3,629        1,033         10,017
          Operating expenses                              3,433        4,496          7,568
                                                        -------     ---------       --------
       Net payments to (from) related parties           $ 8,724     $(13,304)       $12,516
                                                        =======     =========       ========

       Due to (from) related parties:
          Operating expenses                               $163         $651           $698
          Baron XM Radio convertible note                    --       50,138             --
          Vendor financing                                8,756        4,604          1,638
          Satellite capacity/airtime revenue                 --           (3)            (3)
          Capital acquisitions                            1,095          115            450
                                                        -------          ---        -------
       Net amounts due to related parties               $10,014     $ 55,505         $2,783
                                                        =======     ========        =======

10. LEASES

Capital Leases

The Company leases certain office equipment, ground segment equipment and switching equipment under agreements accounted for as capital leases. Assets recorded as capital leases in the accompanying balance sheets include the following:

                                                        December 31,
                                                   2000          1999
                                                   ----          ----
                                                      (in thousands)
       Ground segment equipment                   $7,263        $7,263
       Switch equipment                           16,740         8,346
       Office equipment                            6,434         3,743
       Less accumulated amortization             (16,116)       (8,961)
                                                 --------      --------
          Total                                  $14,321       $10,391
                                                 ========      ========

Operating Leases

The Company leases substantially all of its base station sites through cancelable operating leases. The majority of these leases provide for renewal options for various periods at their fair rental value at the time of renewal. In the normal course of business, the operating leases are generally renewed or replaced by other leases. Additionally, the Company leases certain facilities and equipment under arrangements accounted for as operating leases. Certain of these arrangements have renewal terms. Total rent expense, under all operating leases, approximated, $18.9 million, $12.3 million and $9.1 million in 2000, 1999 and 1998 respectively.

At December 31, 2000, minimum future lease payments under noncancelable operating and capital leases, including XM Radio, are as follows:

                                                               Operating       Capital
                                                               ---------       -------
                                                                      (in thousands)
      2001                                                     $16,830         $6,274
       2002                                                      17,152          4,558
       2003                                                      16,983          5,765
       2004                                                      16,176            --
       2005 and thereafter                                       35,069            --
                                                               --------        --------
          Total                                                $102,210         16,597
                                                               ========
       Less: Interest                                                           (2,777)
                                                                               --------
       Present value of minimum lease payments                                  13,820
       Less: Current maturities                                                 (4,590)
                                                                               --------
       Non current capital lease obligation                                    $ 9,230
                                                                               ========

XM Radio's future minimum annual lease payments related to noncancellable operating leases, included above, range from $11 million to $14.2 million annually for each of the five years ended December 31, 2005. For years beginning after January 1, 2006, the aggregate future minimum operating lease payments was $22.5 million.


11. OPERATING AGREEMENTS AND COMMITMENTS

Joint Operating and Satellite Capacity Agreements

The Company is party to Restoral and Capacity Agreement, dated January 8, 2001, with a Canadian entity, TMI Communications and Company, Limited Partnership ("TMI"). The parties to these agreements will provide, among other things, emergency backup and restoral services to each other during any period in which the other's satellite is not functioning properly. Additionally, each party will be entitled to lease excess capacity from the other party's satellite under specified terms and conditions.

Commitments

At December 31, 2000, the Company had remaining contractual commitments to purchase eLink and other subscriber equipment inventory in the amount of $21.5 million during 2001.

The Company also had certain other capital, advertising, and operating expense contract commitments that total approximately $2.7 million over the next 18 months.

Subsequent to December 31, 2000, the Company entered into additional product development agreements for the purchase of engineering services and for licenses to be used in future applications of its eLink product. Additionally, should the engineering effort prove successful, the Company has committed to purchase additional subscriber inventory. These commitments, including the inventory commitment, total approximately $3.6 million and will be paid during 2001.
Should the Company decide to cancel these agreements, it would incur cancellation penalties of any remaining unpaid license and non-recurring engineering fees, the cost of any non-refundable components purchased on behalf of Motient, plus fifty-percent of any remaining inventory commitment. As of March 30 2001, this cancellation penalty would have been approximately $2.4 million.)

The aggregate fixed and determinable portion of all commitments for inventory purchases and other fixed contracts related to the Core Wireless business is $27.9 million, of which $27.4 million is due in 2001.

Pursuant to its satellite construction contract with Boeing Satellite Systems, XM Radio expects to incur total payment obligations of $541.3 million, of which $467.6 million had been paid or accrued as of December 31, 2000. XM Radio also had commitments to certain vendors for engineering and construction services related to its terrestrial network. The total estimated contract value related to the terrestrial network was $235.5 million, of which $80.7 million had been paid or accrued as of December 31, 2000. Following commencement of commercial operations, XM Radio is obligated to make annual fixed payments to certain vendors in conjunction with long-term distribution agreements which expire 12 years from the commencement of commercial operations. Pursuant to these distribution agreements, XM Radio has annual, fixed payment obligations of $35 million for the initial four years from commencement of commercial operations. Additionally, annual fixed payment obligations beyond the initial four years range from $35 million to $130 million, and aggregate approximately $400 million. XM Radio must also share a portion of subscription revenues pursuant to the distribution agreements. XM Radio also is party to certain joint development agreements and sales, marketing and distribution agreements with future minimum payments that are not fixed or estimable but may be significant.

12. EMPLOYEE BENEFITS

Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan ("401(k) Savings Plan") in which all employees of Motient can participate. The 401(k) Savings Plan provides for (i) a Company match of employee contributions, in the form of Common Stock, at a rate of $1 for every $1 of an employee's contribution not to exceed 4% of an employee's eligible compensation, (ii) a discretionary annual employer non-elective contribution, (iii) the option to have plan benefits distributed in the form of installment payments, and (iv) the reallocation of forfeitures, if any, to active participants. The Company's matching expense was $1.4 million for 2000 and $1.1 million for 1999, excluding costs incurred by XM Radio under their separate plan.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan ("Stock Purchase Plan") to allow eligible employees to purchase shares of the Company's Common Stock at 85% of the lower of market value on the first and last business day of the six-month option period. An aggregate of 30,687 shares, 90,867 shares, and 47,011 shares of Common Stock were issued under the Stock Purchase Plan in 2000, 1999 and 1998, respectively.

13. BUSINESS ACQUISITIONS and DISPOSITIONS

2000 Transactions

Sale of Retail Transportation Business  to Aether Systems

In November 2000, the Company sold its retail transportation business to Aether Systems, Inc. Concurrently, Aether entered into two long-term, prepaid network airtime agreements with a total value of $20 million, of which $5 million was paid at closing, pursuant to which Aether will purchase airtime on the Company's satellite and terrestrial networks. Aether also became an authorized reseller of the Company's eLink and BlackBerry(tm) by Motient wireless email service offerings. Aether acquired all of the assets used or useful in the retail transportation business, and assumed the related liabilities. Aether also purchased the existing inventory in the business, and was granted a perpetual license to use and modify any intellectual property owned by or licensed to the Company in connection with the business.

The purchase price for these assets was $45 million, plus the then-current book value of the inventory for the business. All of this amount was paid at closing, except for $10 million which was deposited in an escrow account and will be released to Motient upon satisfaction of certain criteria with respect to MobileMAX2(tm), and $3.7 million that was held back and will be paid to the Company upon collection of certain accounts receivable. In addition, the Company has the opportunity to receive up to an additional $22.5 million as an "earn-out" payment, subject to the satisfaction of certain operating results for the business during 2001. Of the proceeds received at closing, $20 million was used to immediately repay and permanently reduce the Revolving Credit Facility. Proceeds, if any, from the $10 million escrow and the $22.5 million earn-out will be recorded as additional purchase consideration when received and will also be used to repay and permanently reduce the Revolving Credit Facility. The net book value of assets sold to Aether was $14.3 million.

Satellite Ventures

In June 2000 the Company formed a new joint venture subsidiary, Satellite Ventures, in which it owns 80% of the membership interests. The remaining 20% interest in Satellite Ventures is owned by the Investors. The Investors paid $50 million to Satellite Ventures (in the aggregate), in exchange for their 20% interest. Of the $50 million payment received by Satellite Ventures, $6.0 million was retained by Satellite Ventures to fund certain research and development activities, with the remaining $44 million paid to Motient Services Inc. ("Motient Services"), which owns Motient's satellite and related assets.

The $44 million received by Motient Services has been allocated to the deferred revenue related to a Research and Development agreement, Asset Purchase Deposit and the Investors' right to convert their minority interest in Satellite Ventures into shares of the Company's common stock, based on each component's estimated fair value. Based on an independent valuation, the Company assigned approximately $18.6 million to the Investors' conversion right, which is recorded as common stock warrants in the accompanying consolidated balance sheets. The Research and Development Agreement and Asset Purchase Deposit were assigned relative fair values of approximately $14.6 million and $10.8 million, respectively, and are reflected in the accompanying consolidated balance sheet as other long-term liabilities. The funds received pursuant to the Research and Development Agreement are being recognized as service revenue over two years.

In connection with the Aether transaction, the Company and the other members of Satellite Ventures agreed to reduce the purchase price in the asset sale agreement between Satellite Ventures and Motient Services from $120 million to $80.5 million, plus one-half of any earn-out consideration that would have been received by Motient from Aether. This adjustment was made to account for the fact that the Company received consideration in the Aether transaction in exchange for assets which otherwise would have been available to be acquired by Satellite Ventures.


1999 Transactions

On July 7, 1999, the Company acquired all outstanding debt and equity interests in XM Radio from the other investor, other than a $75 million loan from the other investor in XM Radio, in exchange for approximately 8.6 million shares of the Company's common stock (the "XM Acquisition"). The total consideration given for the purchase of XM Radio was $129 million. The Company also incurred approximately $0.9 million for certain acquisition related expenses. In conjunction with the XM Acquisition, XM Radio was recapitalized and issued an $82 million convertible note receivable to the Company. This note was convertible into Class B common shares of XM Radio and was subsequently converted, see below. Concurrently with this transaction, XM Radio issued $250 million of Series A subordinated convertible notes to several new strategic and financial investors, including General Motors Corporation, Clear Channel Investments, DIRECTV, Telcom Ventures, Columbia Capital and Madison Dearborn Partners. XM Radio used $75 million of the proceeds from these notes to repay the outstanding loan payable to the former investor. As a result of these transactions, the Company owned all of the issued and outstanding stock of XM Radio as of July 7, 1999.

On October 8, 1999, XM Radio  consummated  an initial  public  offering (IPO) of
10.2 million shares of its Class A Common Stock. The initial public offering price was $12 per share. The Company purchased 200,000 shares of XM Radio Class A Common Stock from the underwriters at the IPO price of $12 per share. As a result of the IPO, all of the Company's convertible notes of XM Radio were automatically converted into approximately 11 million shares of XM Radio Class B common stock. Class B shares have three-for-one voting rights. Additionally, the $250 million Series A convertible notes of XM Radio converted into approximately
10.8 million shares of Series A Convertible Preferred Stock of XM Radio and approximately 16.2 million shares of Class A Common Stock of XM Radio at a conversion price of $9.52.

Prior to July 7, 1999, the Company's proportionate share of XM Radio's losses were included in the accompanying statement of* operations pursuant to the equity method of accounting. In connection with the XM Acquisition, the Company was required to restate its financial statements for the year ended December 31, 1998 and for the quarter ended March 31, 1999 to record its share of XM Radio losses previously suspended under the equity method of accounting. This resulted in the Company recording additional losses of approximately $12.6 million for the year ended December 31, 1998, and $3.5 million for the quarter ended March 31, 1999. The acquisition was accounted for under the purchase method of accounting for business combinations. The purchase price was assigned to the assets and liabilities of XM Radio based on their estimated fair values on the date of the acquisition. Subsequent to the date of acquisition and upon valuation of certain intangibles and licenses, the fair value of the assets acquired in excess of the purchase price was $3.2 million was allocated proportionately to the non-current assets acquired in the acquisition. The results of XM Radio are included in the consolidated financial statements as of the effective date of the acquisition, July 7, 1999 through December 31, 1999, and for all of 2000.

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

                                                   1999         1998
                                                   ----         ----
                                                  (in thousands, except
                                                     per share data)
                                                 $91,071        $87,221
       Loss before extraordinary item           (320,467)            --
       Net Loss                                 (332,599)      (154,063)
       Loss per share                              (7.53)         (3.94)

1998 Transactions

On March 31, 1998, the Company acquired Motient Communications Inc. (formerly ARDIS Company) for a purchase price of approximately $50 million in cash and $50 million in the Company's Common Stock (the "Motient Communications Acquisition"). The purchase method of accounting for business combinations was used for the recording of this acquisition. The operating results of Motient Communications were included in the Company's consolidated statements of operations from the date of acquisition. The purchase price for the net assets acquired was allocated ($1.6) million to net current assets and net current liabilities, $50.4 million to property and equipment, $49.4 million to FCC licenses and $1.3 million to goodwill. Additionally, the Company incurred acquisition costs of approximately $2.6 million and recorded additional liabilities of approximately $2.3 million. The combination of the operations of the Company and Motient Communications provided pro forma revenue of $97.1 million, pro forma net loss of ($164.2) million, and pro forma loss per common share of ($5.11) for 1998. The pro forma information is provided as if the acquisition had occurred at the beginning of 1998.

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

The successful operation of the satellite network is dependent on a number of factors, including the amount of L-band spectrum made available to the Company pursuant to an international coordination process. The United States is currently engaged in an international process of coordinating the Company's access to the spectrum that has been assigned to the Company by the FCC. This international coordination process is not yet complete. In the absence of a coordination agreement, Motient must operate its system on a non-interference basis. The inability of the United States government to secure sufficient spectrum could have an adverse effect on the Company's financial position, results of operations and cash flows.

The Company has the necessary regulatory approvals, some of which are pursuant to special temporary authority, to continue its operations as currently contemplated. The Company has filed applications with the FCC and expects to file applications in the future with respect to the continued operations, change in operation and expansion of the network and certain types of subscriber equipment. Certain of the Company's applications pertaining to future service have been opposed. While the Company, for various reasons, believes that it will receive the necessary approvals on a timely basis, it cannot be assured that the requests will be granted, will be granted on a timely basis or will be granted on conditions that are favorable to the Company. Any significant changes to the applications resulting from the FCC's review process or any significant delay in their approval could adversely affect the Company's financial position, results of operations and cash flows.

On November 30,1999, the FCC granted two applications to use TMI's Canadian-licensed system to provide service in the United States to up to 125,000 mobile terminals. TMI's system operates in the MSS L-Band and has a satellite footprint that covers the United States. Motient appealed the FCC's grant of these applications to the United States Court of Appeals for the D.C. Circuit. The United States Court of Appeals affirmed the FCC's decision. TMI's entry into the domestic U.S. marketplace provides additional competition to Motient and may increase TMI's demand for spectrum in the international coordination process. The FCC is also currently considering applications to access the Inmarsat satellite system in the L-band to provide mobile satellite service in the United States. The grant of any of these applications would provide additional competition and may further adversely impact Motient's ability to coordinate spectrum access.

Motient is authorized to build, launch, and operate three geosynchronous satellites in accordance with a specific schedule. The Company is not in compliance with the schedule for commencement and construction of its second and third satellites and has petitioned the FCC for changes to the schedule. Certain of these extension requests have been opposed by third parties. The FCC has not acted on the Company's requests. The FCC has the authority to revoke the authorizations for the second and third satellites and in connection with such revocation could exercise its authority to rescind the Company's license. The Company believes that the exercise of such authority to rescind the license is unlikely. The term of the license for each of the Company's three authorized satellites is ten years, beginning when the Company certifies that the respective satellite is operating in compliance with the Company's license. The ten-year term of MSAT-2 began August 21, 1995. Although the Company anticipates that the authorization for MSAT-2 is likely to be extended in due course to correspond to the useful life of the satellite and a new license granted for any replacement satellites, there is no assurance of such extension or grants.

In the first quarter of 2001, the Company applied to assign its existing FCC licenses, authorizations and pending applications relating to its satellite operations to a new company, Mobile Satellite Ventures Subsidiary LLC ("MSV Sub"), that will be a wholly owned subsidiary of Satellite Ventures. In this application, the Company also sought FCC authority to launch and operate a next-generation mobile satellite system, which will include the deployment of satellites and terrestrial base stations operating in the same frequencies as an integrated network.

XM Radio is also subject to the rules and regulations of the FCC. The FCC has established certain system development milestones that must be met in order for XM Radio to maintain its license to operate its satellite system. XM Radio believes it is in compliance with the FCC milestones.

One of the bidders for the DARS licenses filed an Application for Review with the FCC of the Licensing Order which granted XM Radio its FCC license. The Application for Review alleges that a prior XM Radio shareholder had effectively taken control of XM Radio without the approval of the FCC. The FCC or the U.S. Court of Appeals has the authority to overturn the award of the FCC license to XM Radio. XM Radio believes that it should be able to maintain its FCC license since the party referenced is no longer a stockholder of XM Radio. XM Radio is unable to predict the outcome of this Application for Review.

In January 1999, a competitor of XM Radio, Sirius Radio, filed an action against XM Radio for patent infringement. In February 2000, this suit was resolved in accordance with the terms of a joint development agreement between XM Radio and Sirius Radio in which both companies agreed to cross-license their respective intellectual property. If this agreement is terminated due to XM Radio failing to perform on a material covenant or obligation, the suit could be filed again.

15. SUPPLEMENTAL CASH FLOW INFORMATION



                                                                                     Years Ended December 31,

                                                                                2000           1999          1998
                                                                                ----           ----          ----
                                                                                          (in thousands)
      Cash payments for interest                                             $52,568        $43,590         $32,198

      Noncash investing and financing activities:

          Leased asset and related obligations                                11,238            204             648
          Issuance of Common Stock for acquisitions                               --        129,213          49,781
          Issuance of Restricted Stock                                            --            190           1,780
          Cancellation of Restricted Stock                                    (1,053)          (504)             --
          Additional deferred compensation on non-cash compensation              951          5,322              --
          Issuance and repricing of Common Stock Purchase Warrants             6,202          4,290          26,210
          Capital gain in connection with the sale of stock by XM Radio      129,545         80,663              --
          Conversion of the XM Radio Note Receivable                              --         13,038              --
          Non-cash interest capitalized by XM Radio                           16,302             --              --
          XM Radio accrued system milestone payments                          30,192         15,500              --
          Vendor financing for property in service                             6,937          4,191           1,628
          Use of deposit for XM Radio terrestrial repeater contract            3,422             --             --
          Issuance of Common Stock under the Defined Contribution Plan         1,131          1,115             848

In connection with the partial pay downs of the Term Loan Facility and Revolver Loan Facilities, the Company's extraordinary loss on extinguishment of debt includes a pro-rata portion of the $2.4 million of deferred financing fees associated with the placement of the Bank Facility and a pro-rata portion of the $9.7 million of Guarantee Warrants held by shareholder guarantors of the Bank Facility.

16. SUBSEQUENT EVENTS

Core Wireless Business

As noted above, in January and February 2001, the Company sold, in two separate transactions, 2 million shares of its XM Radio Class A Common Stock, at an average price of $16.77 per share, for total proceeds of $33.5 million. Approximately $8.5 million of the proceeds were used to repay and permanently reduce the Term Facility. In exchange for the guarantors agreeing to waive certain debt repayment obligations for the second sale of shares, the Company and the Guarantors have agreed that the first $16.5 million of proceeds received from the earlier of (i) the closing of the Satellite Ventures transaction and
(ii) any other stated reduction event to occur in the year 2002 will be used to pay down the bank financing.

In January 2001, the Company entered into an agreement, subject to certain conditions, to amend in several respects the terms of its June 2000 transaction involving Satellite Ventures. First, the Investors agreed, subject to certain conditions including approvals by the FCC, to invest an additional $50 million to become (in the aggregate) the owners of 40% of the outstanding interests of Satellite Ventures. The Investors will also have an option, exercisable through June 29, 2002, for an additional $40 million, to increase their ownership in Satellite Ventures to 50.66% (with each individual Investor's stake being less than 20%). Second, upon closing of the transaction, TMI will contribute its satellite communications business assets to Satellite Ventures, along with Motient's satellite business assets. TMI will become the owner of approximately 27% of the outstanding equity of Satellite Ventures and will also receive a cash payment of $7.5 million, as well as a $11.5 million 5-year note.

Upon closing of these transactions, the Company will sell its remaining satellite assets to Satellite Ventures, in exchange for a cash payment of $45 million and a 5-year, $15 million note. Upon Closing, the Company will own approximately 33% of the outstanding interests and be the largest single shareholder of Satellite Ventures. A portion of Satellite Ventures' cash payment to TMI at closing will be funded by the Company's loan of $2.5 million, in exchange for a note back in the same amount.

Under the original transaction, at any time until June 29, 2002, the Investors had certain rights to elect to convert their interests in Satellite Ventures into shares of Motient's common stock at a conversion price which will be set at the time of exercise, between $12 and $20 per share, as specified in the June Investment Agreement. As part of the January agreement, this right remains in place, but is limited to an aggregate of $55 million.

Under the terms of the bank facility waivers received by Motient in connection with the January 2001 agreement, half of all amounts to be received by Motient from Satellite Ventures in connection with Motient's sale of its satellite business assets to Satellite Ventures, including the $45 million in cash and $15 million note receivable, will be used to repay outstanding amounts, and permanently reduce commitments, under Motient's revolving credit facility.

The consummation of the transactions is subject to receipt of all necessary regulatory governmental approvals and consents, including, for example, approvals under the Hart-Scott-Rodino Antitrust Improvements Act, and FCC approvals with respect to both the transfer of Motient's FCC licenses and Satellite Ventures' plans for a new generation integrated satellite-terrestrial system, approvals by Canadian regulatory authorities with respect to the transfer of TMI's communications licenses to the new venture, and other customary conditions relating to due diligence review, third party consents, and similar matters. Beginning in January 2002, if certain closing conditions have not occurred, the Company and TMI have certain rights to require the closing to proceed at such time, and if less than all of the Investors participate at such time, the Company and TMI may, under certain circumstances, purchase the interests in Satellite Ventures that would have otherwise been acquired by any such non-participating Investors.

On April 2, 2001, Motient entered into an agreement for financing in the amount of $25 million from Rare Medium Group, Inc. ("Rare") in the form of a note payable at 12.5% annual interest with a maturity date, subject to certain mutually-agreed upon extensions, of 180 days from funding, which is expected to occur by April 6, 2001. Additionally, the Company has the potential to receive up to an additional $25 million of funding, on comparable terms, the amount of which will be based on the market price of XM Radio stock. The notes are collateralized by up to 5 million of the Company's XM Radio shares, and Rare has the option to exchange the notes for a number of XM Radio shares equivalent to the principal of the note plus any accrued interest thereon. Of the first $25 million received by the Company, the Company used $6.1 million to repay and permanently reduce its Term Facility and $14.4 million is subject to availability upon the approval of the Guarantors.

XM Radio

In March 2001, XM Radio completed a follow-on offering of 7.5 million shares of Class A common stock, which yielded net proceeds of $71.9 million, and a concurrent offering of 7.75% convertible subordinated notes due 2006, convertible into shares of Class A common stock at a conversion price of $12.22 per share, which yielded net proceeds of $120.7 million.

17.  FINANCIAL STATEMENTS OF SUBSIDIARIES

In connection with the Company's acquisition of Motient Communications on March 31, 1998, and related financing discussed above, the Company formed a new wholly-owned subsidiary, Motient Holdings. The Company contributed all of its inter-company notes receivables and transferred its rights, title and interests in Motient Services Inc. and Motient Communications Inc. (together, the "Subsidiary Guarantors") to Motient Holdings, and Motient Holdings was the acquirer of Motient Communications Inc. and the issuer of the Senior Notes. Motient Corporation ("Motient Parent") is a guarantor of the Senior Notes. The Senior Notes contain covenants that, among other things, limit the ability of Motient Holdings and its Subsidiaries to incur additional indebtedness, pay dividends or make other distributions, repurchase any capital stock or subordinated indebtedness, make certain investments, create certain liens, enter into certain transactions with affiliates, sell assets, enter into certain mergers and consolidations, and enter into sale and leaseback transactions.

The Senior Notes are jointly and severally guaranteed on full and unconditional basis by the Subsidiary Guarantors and Motient Parent. The following unaudited condensed consolidating information for these entities presents:

    o Condensed consolidating balance sheets as of December 31, 2000 and 1999, the condensed consolidating statements of operations and cash flows for the years ended December 31, 2000, 1999, and 1998, and the condensed consolidating statements of stockholders' (deficit) equity for the period January 1, 1998 through December 31, 2000.

    o Elimination entries necessary to combine the entities comprising Motient .

                                           Condensed Consolidating Balance Sheet
                                                As of December 31, 2000
                                                       (unaudited)
                                                      (in thousands)

                                                                          Consolidated                                  Consolidated
                                         Subsidiary  Motient                Motient    Motient      XM                     Motient
                                         Guarantors  Holdings Eliminations  Holdings   Parent      Radio  Eliminations     Parent
                                         ----------  -------- ------------  --------   -------     -----  ------------     ------
                                                                                   ASSETS
CURRENT ASSETS:
  Cash and cash equivalents             $  2,520        $--        $--     $  2,520  $      --  $  224,903         --     $  227,423
  Accounts receivable - trade, net        14,421         --         --       14,421         --          --         --         14,421
  Inventory                               16,990         --         --       16,990         --          --         --         16,990
  Restricted short-term investments           --     20,709         --       20,709         --      95,277         --        115,986
  Investment in/due from subsidiary          502    130,856   (130,856)         502   (253,310)         --    253,310            502
  Other current assets                    21,423         --         --       21,423        857       8,815         --         31,095
                                         --------   -------  ---------    --------   ---------- ----------    --------     ---------
  Total current assets                    55,856    151,565   (130,856)      76,565   (252,453)    328,995    253,310        406,417
PROPERTY AND EQUIPMENT--NET              127,044         --    (10,843)     116,201         --      59,505         --        175,706
XM RADIO SYSTEM UNDER CONSTRUCTION            --         --         --           --         --     805,563     (5,081)       800,482
GOODWILL AND INTANGIBLES-- NET            51,842         --         --       51,842         --      24,001    (13,375)        62,468

INVESTMENT IN XM RADIO                        --         --         --      288,064         --    (288,064)        --
RESTRICTED INVESTMENTS                         2        582         --          584     10,633      65,889         --         77,106
DEFERRED CHARGES AND OTHER ASSETS--NET    28,130     18,177         --       46,307     (6,037)      9,265         --         49,535
                                         -------   --------  ---------    ---------  ---------- ----------   ---------    ----------
   Total assets                         $262,874   $170,324  $(141,699)   $ 291,499  $  40,207  $1,293,218   $(53,210)    $1,571,714
                                        ========   ========  =========    =========  ========== ===========  ==========   ==========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable and accrued         $ 26,628   $ 11,029        $--     $ 37,657    $ 1,323     $66,769   $     --      $ 105,749
   expenses
   Obligations under capital leases
   due within one year                     4,034         --         --        4,034         --         556         --          4,590

   Current portion long-term debt          6,458         --         --        6,458         --          --         --          6,458
   Deferred revenue and other
   liabilities                            17,676         --         --       17,676         --         441         --         18,117
                                         --------   -------    -------     --------     -------    -------   --------      ---------

   Total current liabilities              54,796     11,029         --       65,825      1,323      67,766            --     134,914

DUE TO PARENT/AFFILIATE                  808,570         --   (808,633)         (63)        --          63            --          --
LONG-TERM LIABILITIES:
   Note payable to/from Issuer/ Parent        --     14,000         --       14,000    (14,000)         --            --          --
   Obligations under Bank Financing           --     71,250         --       71,250     40,000          --            --     111,250
   Senior Notes, net of discount              --    328,474         --      328,474         --     261,298            --     589,772
   Other long-term debt                    4,246         --         --        4,246         --          --            --       4,246
   Capital lease obligations               7,863         --         --        7,863         --       1,367            --       9,230
   Deferred revenue and  other
   liabilities                            54,333         --         --       54,333         --       6,772            --      61,105
                                         --------   -------   ---------    --------    --------    -------    ----------   ---------
     Total long-term liabilities          66,442    413,724         --      480,166     26,000     269,437            --     775,603
     Total liabilities                   929,808    424,753   (808,633)     545,928     27,323     337,266            --     910,517
MINORITY INTEREST                             --         --         --           --         --          --       648,313     648,313
STOCKHOLDERS' EQUITY (DEFICIT)          (666,934)  (254,429)   666,934     (254,429)    12,884     955,952      (701,523)     12,884
                                        --------   ---------  --------     ---------   -------     -------    ----------   ---------
   Total liabilities, minority
   interest and stockholders'
   equity (deficit)                     $262,874   $170,324  $(141,699)    $291,499    $40,207   1,293,218      $(53,210) $1,571,714
                                        ========   ========  ==========    ========    =======   ==========    ========== ==========



                                           Condensed Consolidating Balance Sheet
                                                As of December 31, 1999
                                                    (unaudited)
                                                  (in thousands)

                                                                          Consolidated                                  Consolidated
                                         Subsidiary  Motient                Motient    Motient      XM                     Motient
                                         Guarantors  Holdings Eliminations  Holdings   Parent      Radio  Eliminations     Parent
                                         ----------  -------- ------------  --------   -------     -----  ------------     ------
                                                                                   ASSETS
CURRENT ASSETS:
Cash and cash equivalents               $    776  $      --        $--         $776     $   --  $  50,698    $        --  $  51,474
Short-term investments                        --         --         --           --         --     69,472             --     69,472
Accounts receivable-- net                 16,594         --         --       16,594         --         --             --     16,594
Inventory                                 28,616         --         --       28,616         --         --             --     28,616
Restricted short-term investments             --     41,038         --       41,038         --         --             --     41,038
Other current assets                       9,455         --         --        9,455      2,568      1,077                    13,100
                                        --------   --------  ---------    ---------     -------  --------    -----------   --------
   Total current assets                   55,441     41,038         --       96,479      2,568    121,247             --    220,294
PROPERTY AND EQUIPMENT-- NET             126,914         --    (12,949)     113,965         --      2,551             --    116,516
XM RADIO SYSTEM UNDER CONSTRUCTION            --         --         --           --         --    362,358         (5,080)   357,278
GOODWILL AND INTANGIBLES-- NET            51,158         --         --       51,158         --     25,380        (14,327)    62,211
INVESTMENT IN XM RADIO                        --         --         --           --    190,757         --       (190,757)        --
INVESTMENT IN/DUE FROM SUBSIDIARY
                                              --    176,450   (176,450)          --   (148,913)        --        148,913         --
RESTRICTED INVESTMENTS                       320     18,360         --       18,680     12,429         --             --     31,109
DEFERRED CHARGES AND OTHER ASSETS--NET     2,977     26,507         --       29,484    (10,597)     3,653             --     22,540
                                         --------- --------  ---------    ---------   ---------  --------    -----------    -------
   Total assets                         $236,810   $262,355  $(189,399)    $309,766   $ 46,244   $515,189    $   (61,251)   809,948
                                        =========  ========  ==========    ========   =========  ========    ===========    =======


                                         LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses   $ 31,073   $ 10,866  $      --      $41,939   $  1,266   $ 24,680    $        --     67,885
Obligations under capital leases due
within one year                            5,982         --         --        5,982         --        172             --      6,154
Current portion long-term debt             5,960         --         --        5,960         --         --             --      5,960
Other current liabilities                     --         --         --           --         --      1,646             --      1,646
                                        --------    -------   ---------     -------   ---------  --------    -----------      -----
   Total current  liabilities             43,015     10,866         --       53,881      1,266     26,498             --     81,645
DUE TO PARENT/ AFFILIATE                 769,564         --   (769,626)         (62)   (14,934)        62         14,934         --
LONG-TERM LIABILITIES:
Note payable to/from Issuer/ Parent           --     14,000         --       14,000    (14,000)        --             --         --
Obligations under Bank Financing              --     44,000         --       44,000     41,000         --             --     85,000
Senior Notes, net of discount                 --    327,576         --      327,576         --         --             --    327,576
Other long-term debt                       2,535         --         --        2,535     50,138         --             --     52,673
Capital lease obligations                     35         --         --           35         --        212             --        247
Net assets acquired in excess of           1,333         --         --        1,333         --         --             --      1,333
purchase price
Other long-term liabilities                  555         --         --          555         --      3,400             --      3,955
                                        --------    -------   ---------     -------    -------   --------      ---------   --------
   Total long-term liabilities             4,458    385,576         --      390,034     77,138      3,612             --    470,784
   Total liabilities                     817,037    396,442   (769,626)     443,853     63,470     30,172         14,934    552,429
                                        --------    -------   ---------     -------    -------   --------      ---------   --------
MINORITY INTEREST                             --         --         --           --         --         --        274,745    274,745
STOCKHOLDERS' EQUITY (DEFICIT)          (580,227)  (134,087)   580,227     (134,087)   (17,226)   485,017       (350,930)   (17,226)
                                        ---------   -------   ---------     --------   -------   ---------     ----------  ---------

   Total liabilities, minority
interest, and stockholders' (deficit)   $236,810   $262,355  $(189,399)    $309,766   $ 46,244   $515,189       $(61,251)  $809,948
                                        ========  ==========  ========     =========  ========   =========     ==========  =========


                                 Condensed Consolidating Statement of Operations
                                           Year ended December 31, 2000
                                                    (unaudited)
                                                   (in thousands)

                                                                          Consolidated                                  Consolidated
                                         Subsidiary  Motient                Motient    Motient      XM                     Motient
                                         Guarantors  Holdings Eliminations  Holdings   Parent      Radio  Eliminations     Parent
                                         ----------  -------- ------------  --------   -------     -----  ------------     ------

REVENUES
     Services                            $73,479    $    --        $--      $73,479     $1,200       $ --        $(1,200)   $73,479
     Sales of equipment                   26,372         --         --       26,372         --         --             --     26,372
                                         --------  --------  ---------    ---------   --------  ---------      ----------   -------
       Total Revenues                     99,851         --         --       99,851      1,200         --         (1,200)    99,851
COSTS AND EXPENSES
   Cost of service and operations         75,528         --         --       75,528         --         --             --     75,528
   Cost of equipment sold                 32,843         --         --       32,843         --         --             --     32,843
   Sales and advertising                  35,337         --         --       35,337        117         --             --     35,454
   General and administrative             20,260      1,348         --       21,608      1,125     76,110         (1,217)    97,626
   Depreciation and amortization          34,295         --         --       34,295         --      3,369          1,148     38,812
                                        --------   --------  ---------    ---------   --------   --------     ----------   ---------
   Operating Loss                        (98,412)    (1,348)        --      (99,760)       (42)   (79,479)        (1,131)  (180,412)

Interest and Other Income                    583     18,357    (15,747)       3,193      1,375     27,606           (795)    31,379
Interest Expense                         (17,984)   (55,346)    15,747      (57,583)    (5,667)        --            795    (62,455)
Gain on sale of transportation             5,691         --         --        5,691         --         --             --      5,691
assets
Gain on  Note Payable to Related
Party                                         --         --         --           --     36,779         --             --     36,779
Minority Interest in Loss of
Subsidiaries                                  --         --         --           --         --         --         33,429     33,429
Equity in Loss of Subsidiaries                --   (110,122)   110,122           --   (170,934)        --        170,934         --
                                        --------   ---------   -------     ---------  ---------   -------     ----------   ---------
Net Loss before Extraordinary
Item, Preferred Dividend, and
Beneficial Conversion
Charge                                  (110,122)  (148,459)   110,122     (148,459)  (138,489)   (51,873)       203,232   (135,589)
Extraordinary Loss on
Extinguishment of Debt                        --     (2,900)        --       (2,900)      (135)        --             --     (3,035)
                                        --------   ---------   -------     ---------  ---------   --------     ----------  ---------

Net Loss                                (110,122)  (151,359)   110,122     (151,359)  (138,624)   (51,873)       203,232   (138,624)
XM Radio Beneficial Conversion
Charge                                        --         --         --           --         --   (134,253)        89,815    (44,438)
XM Radio Preferred Stock Dividend
Requirement                                   --         --         --           --         --    (15,212)        10,131     (5,081)
                                        --------    --------    -------     ---------  --------   ---------     ---------- ---------
Net Loss Attributable to Common        $(110,122) $(151,359)   $110,122   $(151,359) $(138,624) $(201,338)      $303,178  $(188,143)
Shareholders
                                       =========   =========   ========   ========== ========== ==========     ========== ==========



                                 Condensed Consolidating Statement of Operations
                                           Year ended December 31, 1999
                                                     (unaudited)
                                                    (in thousands)

                                                                          Consolidated                                  Consolidated
                                         Subsidiary  Motient                Motient    Motient      XM                     Motient
                                         Guarantors  Holdings Eliminations  Holdings   Parent      Radio  Eliminations     Parent
                                         ----------  -------- ------------  --------   -------     -----  ------------     ------

REVENUES
   Services                              $67,653        $--        $--     $ 67,653   $  1,200   $     --     $ (1,200) $    67,653
   Sales of equipment                     23,418         --         --       23,418         --         --           --       23,418
                                        --------  ---------         --     --------   --------   --------     --------  -----------
     Total Revenues                       91,071         --         --       91,071      1,200         --       (1,200)      91,071
COSTS AND EXPENSES
   Cost of service and operations         69,258         --         --       69,258         --         --           --       69,258
   Cost of equipment sold                 29,527         --         --       29,527         --         --           --       29,527
   Sales and advertising                  23,000         --         --       23,000        125         --           --       23,125
   General and administrative             18,434      1,391         --       19,825        850     20,861       (1,200)      40,336
   Satellite and related asset
   impairment charge                      97,419         --         --       97,419         --         --           --       97,419
Depreciation and amortization             54,923         --         --       54,923         --      1,385         (510)      55,798
                                        --------  ---------   --------     ---------   --------   --------    ---------  -----------
   Operating Loss                       (201,490)    (1,391)        --     (202,881)       225    (22,246)         510     (224,392)
Interest And Other Income                    344     20,145    (15,416)       5,073      4,536      2,837       (3,982)       8,464
Unrealized Loss On Note receivable
From XM Radio                                 --         --         --           --     (9,919)        --           --       (9,919)
Unrealized Loss On Note
   Payable To Related Party                   --         --         --           --    (27,399)        --           --      (27,399)
Minority Interest                             --         --         --           --         --         --        7,067        7,067
Equity In Loss Of  Subsidiaries               --   (218,444)   218,444           --   (276,113)        --      269,421       (6,692)
Interest Expense                         (17,298)   (51,357)    15,416      (53,239)   (10,129)    (9,120)       6,560      (65,928)
                                        --------  ---------   --------    ----------   --------   --------    ---------  -----------
   Loss Before Extraordinary Item       (218,444)  (251,047)   218,444     (251,047)  (318,799)   (28,529)     279,576     (318,799)
Extraordinary Loss Of Extinguishment
On Debt                                       --         --         --           --    (12,132)        --           --      (12,132)
                                        --------  ---------   --------     --------    --------   --------    ---------  -----------
   Net Loss                            $(218,444) $(251,047)  $218,444    $(251,047) $(330,931)  $(28,529)    $279,576    $(330,931)
                                        =========  =========   ========   ==========  =========   ========    =========    =========

                                      F-51

                                 Condensed Consolidating Statement of Operations
                                         Year ended December 31, 1998
                                                  (unaudited)
                                                 (in thousands)


                                                                         Consolidated                       Consolidated
                                      Subsidiary   Motient                 Motient     Motient                 Motient
                                      Guarantors   Holdings Eliminations   Holdings    Parent   Eliminations    Parent
                                      ----------   ---------------------   --------    ------   ------------    ------
 REVENUES
    Services                          $  57,994   $     --          --     $ 57,994   $  1,200   $ (1,200)     $57,994
     Sales of equipment                  29,227         --          --       29,227         --         --       29,227
                                      ---------   --------     -------     --------   --------   ---------   ----------
     Total Revenues                      87,221         --          --       87,221      1,200     (1,200)      87,221

 COSTS AND EXPENSES
    Cost of service and operations       55,781         --          --       55,781         --         --       55,781
    Cost of equipment sold               30,449         --          --       30,449         --         --       30,449
    Sales and advertising                19,038         --          --       19,038        121         --       19,159
    General and administrative           17,355        110          --       17,465      1,066     (1,199)      17,332
    Depreciation and amortization        53,233         --          --       53,233         --       (526)      52,707
                                       ---------   --------     -------    --------  ---------   ---------   ----------
    Operating Loss                      (88,635)      (110)         --      (88,745)        13        525      (88,207)

 INTEREST AND OTHER INCOME                  319     14,908     (11,615)       3,612      8,472     (7,712)       4,372

 EQUITY IN LOSS OF SUBSIDIARIES              --   (116,332)    116,332           --   (150,753)   137,793      (12,960)

 INTEREST EXPENSE                       (28,016)   (36,259)     11,615      (52,660)    (8,298)     7,187      (53,771)
                                       ---------   --------     -------     --------  ---------  ---------   ----------

 NET LOSS                             $(116,332) $(137,793)   $116,332    $(137,793) $(150,566)  $137,793    $(150,566)
                                       =========  =========   ========    =========   =========  ========    =========

                                      F-52

            Condensed Consolidating Statements of Stockholders' Equity (Deficit)
               For the Period from December 31, 1997 through December 31, 2000
                                          (unaudited)
                                        (in thousands)


                                                                          Consolidated                                  Consolidated
                                         Subsidiary  Motient                Motient    Motient      XM                     Motient
                                         Guarantors  Holdings Eliminations  Holdings   Parent      Radio  Eliminations     Parent
                                         ----------  -------- ------------  --------   -------     -----  ------------     ------


Balance, December 31, 1997              $ (355,320)  $     --  $       --   $(355,320) $  46,131   $  8,984   $ 346,336   $ 46,131
   Capitalization of Motient Holdings           --    201,580     355,320     556,900         --         --    (556,900)        --
   Acquisition of Motient Communications   109,869         --    (109,869)         --         --         --          --         --
   Issuance of common stock                     --         --          --          --     51,042         --          --     51,042
   Issuance of common stock purchase            --         --          --          --      8,490         --          --      8,490
   warrant
   Amortization of Guarantee Warrants           --         --          --          --      7,628         --          --      7,628
   Amortization of compensation expense         --         --          --          --        252         --          --        252
   Net loss                               (116,332)  (137,793)    116,332    (137,793)  (150,566)   (16,167)    153,960   (150,566)
                                         ----------  ----------  ---------   ---------  ---------  ---------   ---------  ---------
Balance, December 31, 1998                (361,783)    63,787     361,783      63,787    (37,023)    (7,183)    (56,604)   (37,023)

   Issuance of common stock                     --         --          --          --      7,380        304        (304)     7,380
   Acquisition of XM Radio                      --         --          --          --    129,213         --          --    129,213
   Investment in Motient Holdings               --     53,173          --      53,173         --         --     (53,173)        --
   Common stock issued in public                --         --          --          --    115,989         --          --    115,989
   offering
   Amortization of Guarantee Warrants           --         --          --          --      7,372         --          --      7,372
   Initial Public offering                      --         --          --          --         --    114,134    (114,134)        --
   Conversion of Series A convertible           --         --          --          --         --    246,349    (246,349)        --
   debt
   Conversion of subordinated
   convertible                                  --         --          --          --         --    106,955    (106,955)        --
   notes payable to Motient
   Issuance of shares to key executive          --         --          --          --         --        140        (140)        --
   Increase in FCC license, goodwill
   and intangibles                              --         --          --          --         --     51,624     (51,624)        --
   from Motient acquisition
   Charge for beneficial conversion
   feature of  note issued                      --         --          --          --         --      5,520      (5,520)        --
   to Motient
   Non-cash stock compensation                                                                        4,070      (4,070)        --
   Guarantee Warrants revaluation               --         --          --          --        440         --          --        440
   Reduction of Guarantee Warrants for
   extinguishment of debt                       --         --          --          --      9,671         --          --      9,671
   Capital gain in connection with sale
   of stock by XM Radio                         --         --          --          --     80,663         --          --     80,663
   Net Loss                               (218,444)  (251,047)    218,444    (251,047)  (330,931)   (36,896)    287,943   (330,931)
                                          ---------  ---------    -------    ---------  --------- ----------   ---------  ---------
Balance, December 31, 1999                (580,227)  (134,087)    580,227    (134,087)   (17,226)   485,017    (350,930)   (17,226)

   Issuance of common stock                     --           --        --          --      6,745    133,235    (133,235)     6,745
   Investment in subsidiary                 23,415       31,017   (23,415)     31,017         --         --     (31,017)        --
   Reduction of Guarantee Warrants for
   extinguishment of debt                       --           --        --          --      2,390         --          --      2,390
   Amortization of Guarantee Warrants           --           --        --          --      5,842         --          --      5,842
   Capital gain in connection with sale         --           --        --          --    129,545         --          --    129,545
   of stock by XM Radio
   Issuance of warrants to purchase
   common stock                                 --           --        --          --      4,850     63,536     (63,536)     4,850
   Issuance of Satellite Ventures
   investors' option to convert to
   Motient common stock                         --           --        --          --     18,411         --          --     18,411
   Non-cash stock compensation                  --           --        --          --        951      2,743      (2,743)       951
   Sale of convertible redeemable               --           --        --          --         --    323,294    (323,294)        --
   preferred stock
   Net Loss                               (110,122)    (151,359)  110,122    (151,359)  (138,624)   (51,873)    203,232   (138,624)
                                          ---------  ----------- ---------   ---------  ---------  ---------   ---------  ---------
Balance, December 31, 2000               $(666,934)   $(254,429) $666,934   $(254,429)   $12,884   $955,952   $(701,523)   $12,884
                                         ==========  =========== =========  ==========  =========  =========  ==========  =========


                                      F-53

                                  Condensed Consolidating Statement of Cash Flow
                                             As of December 31, 2000
                                                    (unaudited)
                                                   (in thousands)


                                                                          Consolidated                                  Consolidated
                                         Subsidiary  Motient                Motient    Motient      XM                     Motient
                                         Guarantors  Holdings Eliminations  Holdings   Parent      Radio  Eliminations     Parent
                                         ----------  -------- ------------  --------   -------     -----  ------------     ------



CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                $(110,122)  $(151,359)  $110,122    $(151,359) $(138,624)  $(51,873)  $203,232    $(138,624)
Adjustments to reconcile  net loss to
 net cash (used in) provided by
 operating activities:
Amortization of Guarantee Warrants
 and discount and issuance costs               --        7,338        --        7,338      4,656         --         --       11,994
Depreciation and amortization              34,295           --        --       34,295         --      3,369      1,148       38,812
Gain on sale of transportation assets      (5,691)                             (5,691)        --         --         --       (5,691)
Gain on conversion of convertible
 note payable to related party                 --           --        --           --    (36,779)        --         --      (36,779)
Extraordinary loss on extinguishment
 of debt                                       --        2,900        --        2,900        135         --         --        3,035
Non cash stock compensation of
 XM Radio                                      --           --        --           --         --      2,743         --        2,743
Minority Interest                              --           --        --           --         --         --    (33,429)     (33,429)
Changes in assets & liabilities, net
 of acquisitions and dispositions:
  Inventory                                 1,298           --        --        1,298         --         --         --        1,298
  Prepaid in-orbit insurance                  863           --        --          863         --         --         --          863
  Trade accounts receivable                 1,388           --        --        1,388         --         --         --        1,388
  Other current assets                     (9,910)          --        --       (9,910)     1,711     (7,738)        --      (15,937)
  Accounts payable and accrued
   expenses                                (2,878)         163        --       (2,715)        55     16,052         --       13,392
  Accrued interest on Senior Note              --           31        --           31         --         --         --           31
  Deferred trade payables                  (2,455)          --        --       (2,455)        --         --         --       (2,455)
  Deferred Items--net                      33,876           --        --       33,876       (899)        --         --       32,977
                                         ---------     --------  --------    ---------  ---------  --------   --------    ----------
Net cash (used in) provided by
 operating activities                     (59,336)    (140,927)  110,122      (90,141)  (169,745)   (37,447)   170,951     (126,382)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of Senior Note interest from
 escrow                                        --       41,006        --       41,006         --         --         --       41,006
Additions to property & equipment         (22,186)          --        --      (22,186)        --    (51,378)        --      (73,564)
Proceeds from sale of transportation
 assets                                    20,000           --        --       20,000         --         --         --       20,000
Asset Sale agreement to Satellite
 Ventures                                  10,836           --        --       10,836         --         --         --       10,836
System under construction                      --           --        --           --         --   (414,889)        --     (414,889)
Purchase/maturity of short-term
 investments, net                              --           --        --           --         --     69,472         --       69,472
Other investing activities by
 XM Radio                                      --           --        --           --         --    (56,268)        --      (56,268)
Purchase of long-term, restricted
 investments                                  318       (5,020)       --       (4,702)     1,796   (106,338)        --     (109,244)
                                         ---------     ---------  -------    ---------  ---------  ---------  ---------   ----------
Net cash (used in) provided by
 investing activities                       8,968       35,986        --       44,954      1,796   (559,401)        --     (512,651)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Common and
   Preferred Stock                             --           --        --           --      5,614    456,529         --      462,143
  Proceeds from issuance of
   conversion option to the
   investors of Satellite Ventures             --           --        --           --     18,411         --         --       18,411
  Funding from parent/subsidiary           58,536       77,691  (110,122)      26,105    144,846         --   (170,951)          --
  Principal payments under capital
   leases                                  (3,467)          --        --       (3,467)        --         --         --       (3,467)
  Principal payments under vendor
   lease                                   (2,957)          --        --       (2,957)        --         --         --       (2,957)
  Proceeds from Senior Secured Notes
   and Stock Purchase Warrants                 --           --        --           --         --    322,889         --      322,889
  Proceeds from bank financing, net            --       27,250        --       27,250     (1,000)        --         --       26,250
  Debt issuance costs                          --           --        --           --         78     (8,365)        --       (8,287)
                                        ----------     -------- ---------   ----------  ---------   --------  --------     ---------
  Net cash provided by (used in)
   financing activities                    52,112      104,941  (110,122)      46,931    167,949    771,053   (170,951)     814,982

  Net increase in cash and cash
   equivalents                              1,744           --        --        1,744         --    174,205         --      175,949
  CASH & CASH EQUIVALENTS, beginning
   of period                                  776           --        --          776         --     50,698         --       51,474
                                         ---------     -------- ---------   ----------  --------    --------   --------    ---------
  CASH & CASH EQUIVALENTS, end of
   period                                  $2,520          $--       $--       $2,520        $--   $224,903        $--     $227,423
                                         =========     ======== =========   ==========  =========   ========   =========   =========

                                  Condensed Consolidating Statement of Cash Flow
                                              As of December 31, 1999
                                                   (unaudited)
                                                  (in thousands)



                                                                          Consolidated                                  Consolidated
                                         Subsidiary  Motient                Motient    Motient      XM                     Motient
                                         Guarantors  Holdings Eliminations  Holdings   Parent      Radio  Eliminations     Parent
                                         ----------  -------- ------------  --------   -------     -----  ------------     ------


CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                $(218,444)  $ (251,047) $218,444    $(251,047) $ (330,931) $ (28,529) $279,576    $(330,931)
Adjustments to reconcile net loss
   to net cash (used in) provided
   by operating activities:
Amortization of Guarantee Warrants
   and debt related costs                      --        7,261        --        7,261       8,563        477        --       16,301
   Depreciation and amortization           54,923           --        --       54,923          --      1,385      (510)      55,798
   Satellite and related assets
   impairment charge                       97,419           --        --       97,419          --         --        --       97,419
   Extraordinary loss                          --           --        --           --      12,132         --        --       12,132
   Equity in loss in XM Radio                  --           --        --           --       6,692         --        --        6,692
   Non cash stock compensation
   of XM Radio                                 --           --        --           --          --      4,210        --        4,210
   Non-cash charge for beneficial
   conversion feature of note
   issued to parent                            --           --        --           --          --      5,520    (5,520)          --
   Minority Interest                           --           --        --           --          --         --    (7,067)      (7,067)
   Net unrealized loss on marketable
   securities                                  --           --        --           --      37,318         --        --       37,318
   Changes in assets & liabilities:
   Inventory                              (10,023)          --        --      (10,023)         --         --        --      (10,023)
   Trade accounts receivable               (3,897)          --        --       (3,897)         --         --        --       (3,897)
   Other current assets                    (5,799)          20        --       (5,779)      3,451       (963)    3,842          551
   Accounts payable and accrued
   expenses                                11,073          151        --       11,224       1,266      5,126      (901)      16,715
   Accrued interest on Senior Note             --          (83)       --          (83)         --         --        --          (83)
   Deferred trade payables                 (1,135)          --        --       (1,135)         --         --        --       (1,135)
   Deferred Items--net                        171           --        --          171      (1,148)        --        --         (977)
                                          --------   ----------  --------    ---------   ---------  ---------  --------    ---------
   Net cash (used in) provided by
   operating activities                   (75,712)    (243,698)  218,444     (100,966)   (262,657)   (12,774)  269,420     (106,977)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property & equipment      (13,810)          --        --      (13,810)         --     (1,728)       --      (15,538)
   Purchase of XM Radio note receivable        --           --        --           --     (21,419)        --        --      (21,419)
   Investment in XM Radio                      --           --        --           --      (2,400)        --        --       (2,400)
   XM Radio Acquisition costs                  --           --        --           --        (951)       163        --         (788)
   Payment of escrow interest                  --       41,006        --       41,006          --         --        --       41,006
   System under construction                   --           --        --           --          --   (141,154)       --     (141,154)
   Purchase of short-term investments
   by XM Radio                                 --           --        --           --          --    (69,472)       --      (69,472)
   Other investing activities by
   XM Radio                                    --           --        --           --          --     (3,422)       --       (3,422)
   Purchase of long-term, restricted
   investments                              1,180       (4,427)       --       (3,247)     (1,669)        --        --       (4,916)
                                          --------   ----------  --------    ---------   ---------  ---------  --------    ---------
   Net cash used in investing activities  (12,630)      36,579        --       23,949     (26,439)  (215,613)       --     (218,103)

                                      F-56


CASH FLOWS FROM FINANCING ACTIVITIES:
   Common Stock                                --           --        --           --     122,253    114,428        --      236,681
   Funding from parent/subsidiary          94,105      195,119  (218,444)      70,780     198,640         --  (269,420)          --
   Principal payments under capital
   leases                                  (5,982)          --        --       (5,982)         --         --        --       (5,982)
   Principal payments under Vendor
   Financing                               (1,290)          --        --       (1,290)         --         --        --       (1,290)
   Proceeds from Series A subordinated
   convertible note of XM Radio                --           --        --           --          --    250,000        --      250,000
   Proceeds from bank financing                --       65,000        --       65,000          --         --        --       65,000
   Proceeds from note payable to
   related parts                               --           --        --           --      21,500         --        --       21,500
   Repayment of XM Radio Bank loan             --           --        --           --          --        (73)       --          (73)
   Repayment of loan by XM Radio               --           --        --           --          --    (75,000)       --      (75,000)
   Repayment of revolver                       --      (53,000)       --      (53,000)         --         --        --      (53,000)
   Repayment of term loan                      --           --        --           --     (59,000)        --        --      (59,000)
   Proceeds from reduction of interest
   rate swap                                   --           --        --           --       6,009         --        --        6,009
   Debt issuance costs                         --           --        --           --        (306)   (10,270)       --      (10,576)
                                           -------    --------- ---------     --------    --------   --------  ---------    --------
   Net cash provided by (used in)
   financing activities                    86,833      207,119  (218,444)      75,508     289,096    279,085  (269,420)     374,269
Net (decrease)increase in cash             (1,509)          --        --       (1,509)         --     50,698        --       49,189
and cash equivalents
CASH & CASH EQUIVALENTS, beginning
of period                                   2,285           --        --        2,285          --         --        --        2,285
                                          -------     --------- ---------     --------   --------   --------  ---------    --------
CASH & CASH EQUIVALENTS, end of period    $   776     $     --  $     --     $    776    $     --   $ 50,698  $     --     $ 51,474
                                          =======     ========= =========    ========    =========  ========  =========    ========


                                      F-57

                                  Condensed Consolidating Statement of Cash Flow
                                              As of December 31, 1998
                                                   (unaudited)
                                                 (in thousands)




                                                                                 Consolidated                           Consolidated
                                            Subsidiary  Acquisition              Acquisition    Motient                   Motient
                                            Guarantors   Company    Eliminations   Company       Parent    Eliminations    Parent
                                            ----------   -------    ------------   -------       ------    ------------    ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                     $(116,332) $(137,793)   $ 116,332    $(137,793)    $(150,566)  $  137,793    $(150,566)
Adjustments to reconcile net
loss to  net cash used in
operating activities:

Amortization of Guarantee Warrants, debt
discount and issuance costs                         --     10,845           --       10,845         5,326           --       16,171
   Depreciation and amortization                53,233         --           --       53,233          (526)          --       52,707
   Equity in loss in XM Radio                       --         --           --           --        12,960           --       12,960
   Changes in assets & liabilities inventory    21,947         --           --       21,947            --           --       21,947
   Prepaid in-orbit insurance                    1,183         --           --        1,183            --           --        1,183
   Accounts receivable--trade                     (105)        --           --         (105)           --           --         (105)
   Other current assets                          7,185         --           --        7,185            55           --        7,240
   Accounts payable and accrued expenses       (14,484)        --           --      (14,484)           12           --      (14,472)
   Accrued interest on Senior notes                 --     10,715           --       10,715            --           --       10,715
   Deferred trade payables                      (6,567)        --           --       (6,567)           --           --       (6,567)
   Deferred items--net                          (7,396)        --           --       (7,396)           --           --       (7,396)
                                               --------  ---------   ---------    ----------    ----------  -----------    ---------
   Net cash used in operations                 (61,336)  (116,233)     116,332      (61,237)     (132,739)     137,793      (56,183)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property & equipment              (12,470)        --           --      (12,470)           --           --      (12,470)
Cash paid for acquisition of Motient                --    (52,373)          --      (52,373)           --           --      (52,373)
Communications
Purchase of long-term, restricted
investments                                     (1,500)  (116,109)          --     (117,609)      (28,152)          --     (145,761)
Payment of escrow interest                          --     20,633           --       20,633            --           --       20,633
                                               --------  ---------   ---------    ----------    ----------  -----------    ---------
   Net cash used in investing activities       (13,970)  (147,849)          --     (161,819)      (28,152)          --     (189,971)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of Common Stock           --         --           --           --           412           --          412
   Funding from parent                          83,829    118,307     (116,332)      85,804        51,989     (137,793)          --
   Principal payments under capital Leases      (3,395)        --           --       (3,395)           --           --       (3,395)
   Payments under Vendor Financing                 (16)        --           --          (16)           --           --          (16)
   Repayment of bank financing                      --   (166,000)          --     (166,000)      100,000           --      (66,000)
   Payments on long-term debt                   (4,933)        --           --       (4,933)           --           --       (4,933)
   Debt issuance costs                              --    (14,735)          --      (14,735)           --           --      (14,735)
   Proceeds from Notes and stock purchase           --    326,510           --      326,510         8,490           --      335,000
                                               --------  ---------    --------    ----------    ----------  -----------    ---------
warrants
   Net cash provided by financing
   activities                                   75,485    264,082     (116,332)     223,235       160,891     (137,793)     246,333
Net increase in cash and cash equivalents          179         --           --          179            --           --          179
CASH and CASH EQUIVALENTS, beginning
of period                                        2,106         --           --        2,106            --           --        2,106
                                               --------  ---------    ---------     --------    ----------  -----------    ---------
CASH and CASH EQUIVALENTS, end of period      $  2,285   $     --    $      --     $  2,285    $       --   $       --      $ 2,285
                                              ========   =========    =========     ========    ==========   ==========      =======



                                        QUARTERLY FINANCIAL DATA (unaudited)

                               (dollars in thousands, except for per share data)



                                             2000-Quarters                                    1999-Quarters
                                 1st        2nd        3rd         4th        1st          2nd           3rd           4th
                                 ---        ---        ---         ---        ---          ---           ---           ---

Revenues                        $22,170   $ 25,689   $26,657      $25,335  $  20,230    $  22,873      $  22,970     $  24,998
Operating expenses (1)           60,506    62,202     80,768       76,787     45,688       47,171         56,910       165,694
                              ---------    ------     ------      -------   --------    ---------      ---------     ---------
Loss from operations            (38,336)  (36,513)   (54,111)     (51,452)   (25,458)     (24,298)       (33,940)     (140,696)
Interest and other income
(expense)                        (9,779)   (6,078)    (6,263)      (8,956)   (14,191)     (14,998)       (17,146)      (11,129)
Gain on sale of
transportation                       --        --         --        5,691         --           --             --            --
assets
Unrealized loss on note
receivable from XM Radio             --        --         --           --         --       (9,919)            --            --
Unrealized (loss) gain on
note payable to related
party                            36,779        --         --           --         --       10,036         (2,807)      (34,628)
Minority Interest                 7,342     3,341     13,391        9,355         --           --             --         7,067
Equity in loss of XM Radio           --        --         --           --     (3,494)      (3,198)            --            --
                              ---------   -------   --------    ---------  ---------  -----------    -----------   -----------
Loss before extraordinary
item                             (3,994)  (39,250)   (46,983)     (45,362)   (43,143)     (42,377)       (53,893)     (179,386)
Extraordinary loss on
extinguishment of debt               --      (417)        --       (2,618)        --           --        (12,132)           --
                              ---------   -------   --------    ---------  ---------  -----------    -----------   -----------
Net Loss                         (3,994)  (39,667)   (46,983)     (47,980)   (43,143)     (42,377)       (66,025)     (179,386)
XM Radio Preferred Dividend
and Beneficial Conversion
Charge                             (506)     (745)   (46,352)      (1,916)        --           --             --            --
                              ----------  --------  ---------    ---------   --------    ---------      ---------    ----------
Net Loss attributable to
common shareholders              (4,500)  (40,412)   (93,335)     (49,896)   (43,143)     (42,377)       (66,025)     (179,386)
Basic and Diluted Loss Per
Share of common stock
before extraordinary item         $(0.09)  $(0.81)   $ (1.88)     $ (0.96)   $ (1.34)      $(1.31)        $(1.18)     $  (3.70)
Basic and Diluted Loss Per
Share extraordinary item             --    $(0.01)        --      $ (0.05)        --           --         $(0.27)           --
                                ---------  -------   --------      -------    --------   ---------     ----------       -------
Basic and Diluted Net loss
per common share (2)              $(0.09)  $(0.82)    $(1.88)     $ (1.01)   $ (1.34)      $(1.31)        $(1.45)     $  (3.70)
Weighted-average common
shares outstanding during
the period                       49,094    49,502     49,532       49,564     32,225       32,416         45,421        48,500
Market price per share (3)
   High                          $41.50    $24.31     $16.06       $14.31      $8.31       $21.94         $23.50        $23.13
   Low                           $14.25     $7.88     $10.25        $3.31      $3.94       $ 7.19         $15.38        $ 8.31

- ----------

(1) Operating expenses include charges of approximately $3.6 million in the third quarter of 2000 and $4.2 million in the fourth quarter of 1999 related to the realizability of the Company's inventory. In addition, operating expenses include a $97.4 million charge in the fourth quarter of 1999 relating to the impairment of the Company's investment in the satellite and related assets. See footnote 2 to the financial statements.

(2) Loss per share calculations for each of the quarters are based on the weighted average number of shares outstanding for each of the periods, and the sum of the quarters is not equal to the full year loss per share amount.

(3) The Company's Common Stock is listed under the symbol MTNT on the Nasdaq National Market System. The quarterly high and low sales price represents the closing price in the Nasdaq National Market System. The quotations represent inter-dealer quotations, without retail markups, markdowns or commissions, and may not necessarily represent actual transactions. As of March 30, 2001, there were 347 stockholders of record of the Company's Common Stock.

Selected Financial Data

Set forth below is the selected financial data for the Company for the five fiscal years ended December 31, 2000:

                                              2000        1999        1998         1997           1996
                                              ----        ----        ----         ----           ----
                                                 (dollars in thousands, except for per share data)
       Revenues                             $99,851    $ 91,071    $ 87,221    $ 44,214       $ 27,730
       Net loss                            (138,624)   (330,931)   (150,566)   (119,207)      (134,638)
       XM Radio beneficial conversion
       and conversion charges               (49,519)         --          --          --             --
       Net Loss to Common Shareholders     (188,143)   (330,931)   (150,566)   (119,207)      (134,638)
       Basic and diluted Loss per Common
       Share                                 $(3.81)    $ (8.33)   $  (4.94)   $  (4.74)      $  (5.38)
       Dividends on Common Stock (1)           None        None        None        None           None
       Consolidated Balance Sheet Data:
       Cash and Cash Equivalents           $227,423     $51,474    $  2,285    $  2,106       $  2,182
       System Under Construction            800,482     357,278          --          --             --
         Total Assets                     1,571,714     809,948     489,794     311,447        350,173
       Current Liabilities                  131,914      81,645      44,971      59,433         57,669
       Long-Term Liabilities                775,603     470,784     481,846     205,883        133,804
       Minority Interest                    648,313     274,745          --          --             --
       Stockholders' Equity (Deficit)        12,884     (17,226)    (37,023)     46,131        158,700

- ----------

(1) The Company has paid no dividends on its Common Stock since inception and does not plan to pay dividends on its Common Stock in the foreseeable future. In addition, the payment of dividends is subject to restrictions described in Note 8 to the financial statements and discussed in Management's Discussion and Analysis.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To  Motient Corporation:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Motient Corporation and Subsidiaries (a Delaware corporation) included in this Form 10-K and have issued our report thereon dated April 2, 2001. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in Item 14 are the responsibility of the Company's management and presented for purposes of complying with the Securities and Exchange Commission's rules and not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Our report on the financial statements includes an explanatory paragraph with respect to the assumption that the Company will continue as a going concern as discussed in Note 1 to the financial statements.


/s/ Arthur Andersen LLP
Vienna, Virginia,
April 2, 2001

                                                                     SCHEDULE I

                               MOTIENT CORPORATION
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              (Parent Company Only)
                            Condensed Balance Sheets
                  ---------------------------------------------

(in thousands)                                                 December 31,
                                                               ------------
                                                          2000             1999
                                                          ----             ----
ASSETS

Current portion of prepaid interest rate swap            $ 611           $2,445
Other current assets                                       246              123
Long term portion of prepaid interest rate swap            ---              611
Total current assets                                       ---              ---
Restricted long-term investments                        10,633           12,429
Note receivable from subsidiary                         14,000           14,000
Deferred charges and other long-term assets              1,452            2,441
Investment in subsidiaries                              27,265           43,129
                                                        ------           ------

Total assets                                           $54,207          $75,178
                                                      ========         ========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable and accrued expenses                   $1,323           $1,266
Term Loan payable                                       40,000           41,000
Note payable to related party                              ---           50,138
                                                        ------           ------
  Total Liabilities                                     41,323           92,404

Stockholders' Deficit:
  Preferred Stock                                          ---              ---
  Common Stock                                             495              485
  Additional paid-in capital                           982,621          844,181
  Common stock purchase warrants                        80,292           63,290
  Deferred compensation                                   (134)          (6,536)
  Unamortized guarantee warrants                       (11,504)         (18,384)
  Accumulated loss                                  (1,038,886)        (900,262)
                                                    -----------        ---------
Total Stockholders' Equity (Deficit)                    12,884          (17,226)
Total Liabilities, Minority Interest
  and Stockholders' Deficit                            $54,207          $75,178
                                                       =======          =======


                                                                      SCHEDULE I

                               MOTIENT CORPORATION
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              (Parent Company Only)
                       Condensed Statements of Operations

                  ----------------------------------------------

                                                                         For the Years Ended December 31,
(in thousands)                                                                  2000             1999              1998
                                                                                ----             ----              ----
Management fees from wholly-owned subsidiary                                  $1,200           $1,200            $1,200
Operating Expenses
            Sales and advertising                                                117              125               121
            General and administrative                                         1,125              850             1,066
                                                                               -----              ---             -----
            Total operating expenses                                           1,242              975             1,187
                                                                               -----              ---             -----

Operating Loss                                                                   (42)             225                13
Interest and other income                                                      1,375            4,536             8,472
Gain on note payable to related party                                         36,779           (9,919)              ---
Unrealized loss on note payable to related party                                 ---          (27,399)              ---
Interest expense                                                              (5,667)         (10,129)           (8,298)
                                                                              -------         --------           -------
(Loss) income before equity in loss of subsidiaries                           32,445          (42,686)              187

            Equity in loss of subsidiaries - Note A                         (170,934)        (276,113)         (150,753)
                                                                           ---------        ---------         ---------

Net Loss before extraordinary item                                          (138,489)        (318,799)         (150,566)
Extraordinary loss on debt extinguishment                                       (135)         (12,132)              ---
                                                                            ---------        ---------         ---------
Net Loss                                                                    (138,624)        (330,931)         (150,566)

XM Radio Preferred Stock Dividend Requirement                                (5,081)               --                --
XM Radio Beneficial Conversion Conversion Charges                           (44,438)               --                --
                                                                            --------         ---------          --------


Net Loss Attributable to Common Shareholders                              $(188,143)         $(330,931)       $(150,566)
                                                                          ==========         =========        ==========

                                                                      SCHEDULE I

                               MOTIENT CORPORATION
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              (Parent Company Only)
                       Condensed Statements of Cash Flows
                  ---------------------------------------------

                                                                          For the Years Ended December 31,

(in thousands)                                                                2000          1999                1998
                                                                              ----          ----                ----

Cash Provided from Operating Activities                                     $1,189       $13,456            $ 18,014
Investing Activities
          Purchase of XM Radio note receivable                                  --       (21,419)                 --
          Investment in XM Radio                                                --        (3,351)                 --
          Sale (purchase) of restricted securities                           1,796        (1,669)            (28,152)
          Advances to and investment in subsidiaries                       (26,461)      (77,473)            (98,764)
                                                                          --------      --------            --------
Cash used in investing activities                                          (24,665)     (103,912)           (126,916)
Financing Activities
          Proceeds from the issuance of Warrants                                --            --               8,490
          Proceeds from reduction of interest rate swap                         --         6,009                  --
          Proceeds from note payable to related party                           --        21,500                  --
          Debt issuance costs                                                   78          (306)                 --
          Proceeds from issuance of conversion option to the
          investors of Satellite Ventures                                   18,411            --                  --



          Proceeds (repayment of) Term Facility                             (1,000)       (59,000)           100,000
          Proceeds from sale of Common Stock                                 5,987        122,253                412
                                                                             -----        -------            -------
Cash Provided by Financing Activities                                       23,476         90,456            108,902
                                                                            ------         ------            -------

Increase for the period                                                         --            --                  --
Beginning of period                                                             --            --                  --
                                                                            ------         -----               -----

End of period                                                                  $--           $--                $ --
                                                                              ====          ====                ====



                                                                      SCHEDULE I

                               MOTIENT CORPORATION
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              (Parent Company Only)

                     Notes to Condensed Financial Statements

Note A - Background and Basis of Presentation

Motient Corporation (with its subsidiaries, "Motient" or the "Company") is a leading provider of two-way mobile communications services principally to business-to-business customers and enterprises. Motient serves a variety of markets including mobile professionals, telemetry, transportation, field service, and nationwide voice dispatch, to customers in the United States. Motient provides its eLink(sm) brand two-way wireless email services to customers accessing email through corporate servers, Internet Service Providers ("ISP"), Mail Service Provider ("MSP") accounts, and paging network suppliers. In November 2000, Motient launched its BlackBerry (tm) by Motient wireless email solution, developed by Research in Motion ("RIM") and licensed to operate on Motient's network. BlackBerry by Motient is designed for large corporate accounts operating in a Microsoft Exchange environment and contains advanced encryption features. Together, the Company considers these two-way mobile communications services to be its Core Wireless Business.

Additionally, as of December 31, 2000, Motient had an equity interest of approximately 33.1% (or 21.3% on a fully diluted basis) in XM Satellite Radio Holdings Inc. ("XM Radio"), a public company; and, as of December 31, 2000 the Company controlled XM Radio through Board of Director membership and common stock voting rights.

In January 2001, pursuant to FCC approval to cease to control XM Radio, the number of directors appointed by the Company to XM Radio's Board of Directors was reduced to less than 50% of the XM Radio directors, and the Company converted a portion of its super-voting Class B Common Stock of XM Radio to Class A Common Stock. As a result, the Company ceased to be in control of XM Radio. The carrying value of the Company's investment in XM Radio pursuant to the equity method of accounting was $288,064 (or $17.19 per share) as of December 31, 2000. As of March 29, 2001, the market price of XM Radio common stock was $7.00 per share, $10.19 per share less than the Company's carrying value. Pursuant to the equity method of accounting, beginning in 2001, the Company will be required to assess, considering market and other appropriate factors, whether a permanent impairment of the Company's investment in XM Radio has occurred and an impairment loss recognized.

The operations and financing of XM Radio are maintained separate and apart from the operations and financing of Motient. Please refer to XM Radio's audited financial statements, included in its reports and filings with the Securities and Exchange Commission ("SEC"), for more detail about its business plan, risks, and financial results.

On June 29, 2000, the Company formed a joint venture subsidiary, Mobile Satellite Ventures LLC ("Satellite Ventures"), in which the Company owns 80% of the membership interests. The remaining 20% interest in Satellite Ventures is owned by a group of three investors which paid an aggregate of $50 million in exchange for their 20% interest.

On November 29, 2000, Motient Services Inc. ("Motient Services"), a wholly-owned subsidiary of Motient Holdings (defined below) sold its retail transportation assets to Aether Systems, Inc. ("Aether"). Aether purchased all of the assets in Motient Services's wireless communications business for the transportation market, including its satellite-only MobileMAX2(TM) multi-mode mobile messaging business, and Aether assumed all liabilities related to the transportation business. In addition, Aether entered into separate long-term prepaid airtime agreements with the Motient Services and Motient Communications Inc. ("Motient Communications," formerly ARDIS Company), as sister company to Motient Services.

In the Parent Company-only financial statements, the Company's investment in subsidiaries is stated at cost less losses of subsidiaries. The net loss of subsidiaries is included in these financial statements using the equity method. Certain amounts have been reclassified from prior years. The Company has entered into various transactions with its subsidiaries which have not been eliminated in the December 31, 2000 audited consolidated financial statements and are summarized as follows:



                                                   2000     1999     1998
                                                   ----     ----     ----

Investment in and amounts due from subsidiaries  $7,579    $13,038  $12,834
Management fees                                   1,200      1,200    1,200
Interest income                                     795      3,982    7,712
Interest expense allocated to subsidiaries        4,112      4,211    3,804


Note B - Investment in Subsidiaries and Liquidity and Financing Requirements

As stated in Note A, the Company records its investment in subsidiaries on the equity method. In connection with the Motient Communications Acquisition in 1998, the Company formed a new wholly-owned subsidiary ("Motient Holdings") to hold the stock of all current wholly-owned operating subsidiaries. Motient Holdings has two wholly-owned subsidiaries. Additionally, the Company has equity investments in XM Radio and Satellite Ventures. The recoverability of such investments is subject to the risks associated with expanding a developing business. Specifically, future operating results will be subject to significant business, economic, regulatory, technical, and competitive uncertainties and contingencies. Depending on their extent and timing, these factors, individually or in the aggregate, could have an adverse effect on the Subsidiaries' financial condition and future results of operations.

Summary of Liquidity and Financing Sources for Core Wireless Business

Adequate liquidity and capital are critical to Motient's ability to continue as a going concern and to fund subscriber acquisition programs necessary to achieve positive cash flow and profitable operations. The Company expects to continue to make significant capital outlays to fund interest expense, new product rollouts, capital expenditures and working capital before it begins to generate positive cash flow from operations. The Company expects these outlays to continue for the foreseeable future.

The Company's current operating assumptions and projections reflect its best estimate of subscriber and revenue growth and operating expenses. Motient anticipates that capital expenditures, operating losses, working capital and debt service requirements through 2001 can be met by (i) cash on hand, (ii) borrowings available under its bank financing and vendor financing, (iii) proceeds realized through the sale of inventory relating to eLink and BlackBerry TM, (iv) reduction of operating expenditures, (v) additional debt or equity financing transactions, and (vi) its investment in XM Radio. Additionally, the Company has the potential to receive additional funds from the Aether transaction as well as the Satellite Ventures transaction. The Company's financial results could deteriorate, and its ability to meet its projections is subject to numerous uncertainties. There can be no assurance that the current projections will be achieved. If Motient's cash requirements are more than projected, it will require additional financing in amounts which may be material. The type, timing and terms of financing that the Company selects will be dependent upon the Company's cash needs, the availability of other financing sources and the prevailing conditions in the financial markets. The Company cannot guarantee that additional financing sources will be available at any given time or available on favorable terms.

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The successful implementation of the Company's business plan requires substantial funds to finance the maintenance and growth of its operations, network and subscriber base and to expand into new markets. The Company has an accumulated deficit and has historically incurred losses from operations which are expected to continue for additional periods in the future. There can be no assurance that its operations will become profitable. These factors, along with the Company's negative operating cash flows have placed significant pressures on the Company's financial condition and liquidity position, and create substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the possible effects on the recoverability and classification of assets or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In January and February 2001, the Company sold, in two separate transactions, 2 million shares of its XM Radio Class A Common Stock, at an average price of $16.77 per share, for total proceeds of $33.5 million. Approximately $8.5 million of the proceeds were used to repay and permanently reduce the Term Facility. In exchange for the Guarantors agreeing to waive certain debt repayment obligations for the second sale of shares, the Company and the Guarantors have agreed that the first $16.5 million of proceeds received from the earlier of (i) the closing of the Satellite Ventures transaction and (ii) any other stated reduction event to occur in the year 2002 will be used to pay down the bank financing.


On April 2, 2001, Motient entered into an agreement for financing in the amount of $25 million from Rare Medium Group, Inc. ("Rare") in the form of a note payable at 12.5% annual interest with a maturity date, subject to certain mutually-agreed upon extensions, of 180 days from funding, which is expected to occur by April 6, 2001. Additionally, the Company has the potential to receive up to an additional $25 million of funding, on comparable terms, the amount of which will be based on the market price of XM Radio stock. The notes are collateralized by up to 5 million of the Company's XM Radio shares, and Rare has the option to exchange the notes for a number of XM Radio shares equivalent to the principal of the note plus any accrued interest thereon. Of the first $25 million received by the Company, the Company used $6.1 million to repay and permanently reduce its Term Facility and $14.4 million is subject to availability upon the approval of the Guarantors.

As of March 30, 2001, the Company held approximately 14.7 million shares of XM Radio stock; however, approximately 13.7 million of such shares are pledged to and held by Rare or the Company's banks and guarantors to secure the Company's obligations under its bank financings and the notes with Rare. There is no guarantee that the banks and guarantors would agree to release any portion of their share of this security to permit the Company to liquidate its XM Radio shares, or that such approval would be on terms favorable to the Company. Further, the Company's ability to sell its shares of XM Radio stock in the public markets is generally limited to the quarterly volume restrictions under Rule 144 of the Securities Act.

As noted above, in June 2000 Motient formed a new joint venture subsidiary, Satellite Ventures, in which the Company owns 80% of the membership interests. The remaining 20% interest in Satellite Ventures is owned by the Investors. The Investors paid $50 million to Satellite Ventures (in the aggregate), in exchange for their 20% interest. Of the $50 million payment received by Satellite Ventures, $6.0 million was retained by Satellite Ventures to fund certain research and development activities, with the remaining $44 million paid to Motient Services, which owns the Company's satellite and related assets. Of the $44 million paid to Motient Services, $20 million was payment under a Research and Development, Marketing and Service Agreement, and $24 million was a deposit under the asset sale agreement pursuant to which Motient Services would sell its satellite and related assets to Satellite Ventures.

Motient is party to a bank financing consisting of (i) a $77.25 million Revolving Credit Facility issued by Motient Holdings (formerly AMSC Acquisition Company, Inc.) ("Motient Holdings"), and guaranteed by the Company, maturing March 31, 2003, and a $31.5 million Term Loan Facility issued by the Company which matures March 31, 2003 with up to three one-year extensions subject to lender approval. The bank financing is severally guaranteed by Hughes Electronics Corporation, Singapore Telecommunications Ltd. and Baron Capital Partners, L.P. (collectively, the "Bank Facility Guarantors").

In 1999, the Company raised $116 million, net of underwriting discounts and expenses, through the issuance of 7.0 million shares of common stock in a public offering. Of the net proceeds, $59 million was used to pay down a portion of the Term Loan Facility, and is not available for re-borrowing. In 2000, the Company paid down and permanently reduced the Term Loan Facility by another $1 million with proceeds from stock and warrant exercises, and the Revolving Credit Facility was permanently reduced by $22.8 million with a portion of the proceeds of the Satellite Ventures and Aether transactions. As a result of the permanent reductions of the Term Facility, the Company recorded an extraordinary loss on extinguishment of debt of approximately $135,000 in 2000 and $12.1 million in 1999, which reflects the write-off, on a pro-rata basis, of unamortized guarantee warrants held by the Bank Facility Guarantors (the "Guarantee Warrants") and deferred financing fees associated with the placement of the bank financing. The Company will record an extraordinary loss on extinguishment of debt in 2001 associated with the $8.5 million Term Loan Facility repayment noted above.

As of March 30, 2001, the Company had $31.5 million outstanding under the Term Loan Facility at a rate of 6.19% and Motient Holdings had $77.3 million outstanding under the revolving credit facility at rates ranging from 6% to 8%. As of March 30, 2001, no amounts were available for borrowing under the Revolving Credit Facility.

In connection with the Bank Financing, the Bank Facility Guarantors extended separate guarantees of the obligations of each of Motient Holdings and the Company to the banks, which on a several basis aggregated to $200 million. In their agreement with each of Motient Holdings and the Company (the "Guarantee Issuance Agreement"), the Bank Facility Guarantors agreed to make their guarantees available for the Bank Financing. In exchange for the additional risks undertaken by the Bank Facility Guarantors in connection with the Bank Financing, the Company agreed to compensate the Bank Facility Guarantors, principally in the form of 1 million additional warrants and re-pricing of 5.5 million warrants previously issued in connection with the original Bank Facility (together, the "Guarantee Warrants"). The Guarantee Warrants were issued with an exercise price of $12.51 and were valued at approximately $17.7 million. The amounts initially assigned to the Guarantee Warrants and subsequent repricings are recorded as Common Stock Purchase Warrants and Unamortized Guarantee Warrants in the accompanying consolidated balance sheets. The amount assigned to Unamortized Guarantee Warrants is amortized to interest expense over the life of the related debt. On March 29, 1999, the Bank Facility Guarantors agreed to eliminate certain covenants contained in the Guarantee Issuance Agreement relating to earnings before interest, depreciation, amortization, and taxes ("EBITDA") and service revenue. In exchange for this elimination of covenants, the Company agreed to re-price their Guarantee Warrants, effective April 1,1999, from $12.51 to $7.50. The value of the re-pricing was approximately $1.5 million.

As a result of the automatic application of certain adjustment provisions following the issuance of the 7.0 million shares in the August 1999 public offering, the exercise price of the Guarantee Warrants was reduced to $7.3571 per share and the Guarantee Warrants became exercisable for an additional 126,250 shares. The additional Guarantee Warrants and re-pricing were valued at $2.4 million. Additionally, in June 2000, the Bank Facility Guarantors agreed to partially reduce the debt repayment requirements associated with the Satellite Ventures transaction. In exchange, the Company further reduced the price of the Guarantee Warrants to $6.25, which was valued at $1.4 million.

Further, in connection with the Guarantee Issuance Agreement, the Company has agreed to reimburse the Bank Facility Guarantors in the event that the Guarantors are required to make payment under the Bank Financing guarantees, and, in connection with this reimbursement commitment has provided the Bank Facility Guarantors a junior security interest with respect to the assets of the Company, principally its stockholdings in XM Radio and Motient Holdings.

In connection with the bank financing, the Company entered into an interest rate swap agreement, with an implied annual rate of 6.51%. The swap agreement reduces the impact of interest rate increases on the Term Loan Facility. The Company paid a fixed fee of approximately $17.9 million for the swap agreement. In return, the counter-party is obligated to pay a variable rate equal to LIBOR plus 50 basis points, paid on a quarterly basis directly to the respective banks on behalf of the Company, on a notional amount of $100 million until the termination date of March 31, 2001. In connection with the pay down of a portion of the Term Loan Facility during 1999, the Company reduced the notional amount of its swap agreement from $100 million to $41 million and realized net proceeds of approximately $6 million due to early termination of a portion of the swap agreement. The Company has reflected as an asset, the fee paid for the swap agreement and is included in other assets in the accompanying consolidated balance sheets. The interest rate swap fee is being amortized over the life of the swap as a component of interest expense. The Company is exposed to a credit loss in the event of non- performance by the counter party under the swap agreement. The Company does not believe there is a significant risk of non-performance as the counter party to the swap agreement is a major financial institution.

On March 31, 1998, Motient Holdings issued $335 million of units consisting of 12.25% Senior Notes due 2008 (the "Senior Notes"), and one warrant to purchase
3.75749 shares of Common Stock. As a result of the August 1999 common stock offering and the automatic application of certain adjustment provisions, the exercise price of the warrants associated with the Senior Notes was reduced to $12.28 per share, the number of shares per warrant was increased to 3.83 shares for each $1,000 principle amount of Senior Notes, and the aggregate number of shares issuable upon exercise of such warrants was increased by 24,294. The additional Senior Note warrants and re-pricing were valued at $440,000 and recorded as additional debt discount. The Senior Notes are fully guaranteed by the Company.

Additionally, Motorola has entered into an agreement with Motient Communications to provide up to $15 million of vendor financing (the "Financing Commitment"), to finance up to 75% of the purchase price of additional network base stations. Loans under this facility bear interest at a rate equal to LIBOR plus 7.0% and will be guaranteed by the Company and each subsidiary of Motient Holdings. The terms of the facility require that amounts borrowed be secured by the equipment purchased therewith. Advances made during a quarter constitute a loan, which is then amortized on a quarterly basis over three years. As of December 31, 2000 and 1999, $8.5 million and $4.5 million respectively, was outstanding under this facility at interest rates ranging from 13.0% to 13.8% and 12.1% to 13.1%, respectively.

In January 1999 the Company issued to Baron Asset Fund ("Baron"), a stockholder and guarantor of its bank facility, a $21.5 million note convertible into shares of common stock of XM Radio (the "Convertible Note Payable to Related Party" or "Baron XM Radio Convertible Note"). The Company subsequently loaned approximately $21.4 million to XM Radio in exchange for XM Radio Common Stock and a note convertible into XM Radio shares (the "XM Radio Note Receivable"). On October 8, 1999 XM Radio completed its initial public offering of 10.2 million shares of Class A common stock, which triggered the conversion of the XM Radio Note receivable into approximately 1.5 million shares of XM Radio Class B common stock .

The Baron XM Radio Convertible note was indexed to XM Radio stock and thus the $50.1 million recorded in the consolidated balance sheet at December 31, 1999 reflected management's best estimate of the fair value of the Baron XM Radio Convertible Note. Changes in the fair value of the Baron XM Radio Convertible Note were reflected in the accompanying statement of operations as an unrealized gain or loss on note payable to related party. Due to the increase in value of XM Radio stock, the Company recorded an unrealized loss of $27.4 million for the year ended December 31, 1999 on the Baron XM Radio Convertible Note. Prior to the XM Radio acquisition, the Company also recorded the XM Radio Note Receivable at management's best estimate of its fair value, and as a result, recorded an unrealized loss on the XM Radio Note Receivable $9.9 million for the year ended December 31, 1999.

On January 13, 2000, Baron notified the Company of its intention to exchange the Baron XM Radio Convertible Note for 1,314,914 shares of XM Radio Class B Stock. The exchange of the convertible note resulted in a gain in 2000 of approximately $36.8 million computed as the difference in the carrying value of the Baron XM Radio Convertible Note and the Company's cost basis in XM Radio stock exchanged upon conversion of this note.

XM  Radio

XM Radio is operated, managed, and funded separately from the Company. While the Company does not have any obligation or commitments to provide additional funding to XM Radio, and does not expect to provide such funding, it may choose to provide additional financing in the future. XM Radio is currently exploring several financing arrangements, which may include selling debt or equity securities or obtaining loans from commercial banks or other financial institutions (See Note D - Subsequent Events). The failure of XM Radio to obtain required financing could have a material adverse effect on the value of the Company's investment in XM Radio.

On July 7, 1999 XM Radio issued $250 million of Series A subordinated convertible notes to several new strategic and financial investors including General Motors, Clear Channel Investments, DIRECTV, Telcom Ventures, Columbia Capital and Madison Dearborn Partners. $75 million of the proceeds were used to pay an outstanding note payable and the remaining proceeds were used to fund working capital needs. The Series A subordinated notes and all accrued interest thereon are convertible into Series A convertible preferred stock (in the case of the notes held by General Motors), or Class A common stock (in the case the notes held by the other investors) at a conversion price of $9.52 per share at the election of the note holders or upon the occurrence of certain events, including an initial public offering of a prescribed size of XM Radio shares. On October 8, 1999, XM Radio completed an initial public offering of 10.2 million shares of Class A common stock. Concurrent with this offering, the Series A subordinated convertible notes were converted into 10.8 million shares of Series A convertible preferred stock and 16.2 million shares of Class A common stock.

In the first quarter of 2000, XM Radio raised an additional $228.6 million in net proceeds through a follow-on offering of 4.4 million shares of its Class A common stock and 2.0 million shares of Series B convertible redeemable preferred stock.

In March 2000, XM Radio completed a high yield debt offering of 325,000 units, each unit consisting of $1,000 principal amount of 14% Senior Secured Notes due 2010 and one warrant to purchase 8.024815 shares of Class A common stock of XM Radio at an exercise price of $49.50 per share. XM Radio realized net proceeds of $191.5 million, excluding $123.0 million used to acquire restricted investments which will be used to pay interest payments due under the notes for the first three years.

In August 2000, XM Radio completed a private offering of 235,000 shares for $1,000 per share of its 8.25% Series C convertible redeemable preferred stock and raised additional net proceeds of approximately $226.8 million. XM Radio recorded a $123.0 million beneficial conversion charge that reduced earnings available to common stockholders. The issuance of the Series C preferred stock caused the exercise price of the warrants sold in March 2000 to be adjusted to $47.94 and the number of warrant shares to be increased to 8.285948 per warrant.

In connection with the above XM Radio transactions, the Company's voting interest in XM Radio was reduced to 33.1 % (21.3% on a fully diluted basis), and in accordance with Staff Accounting Bulletin 51 (SAB 51), the Company recorded an increase to its investment in XM Radio of $129.5 million in 2000 and $80. 7 million in 1999. SAB 51 addresses the accounting for sales of stock by a subsidiary. Because XM Radio is a development stage company, SAB 51 requires the difference in the carrying amount of the Company's investment in XM Radio and the net book value of XM Radio after the stock issuance be reflected in the financial statements of the Company as a capital transaction in the accompanying consolidated statements of stockholders' equity (deficit).

In January 1999 the Company issued to Baron Asset Fund ("Baron"), a stockholder and guarantor of the Company's bank facility, a $21.5 million note convertible into shares of common stock of XM Radio (the "Convertible Note Payable to Related Party" or "Baron XM Radio Convertible Note"). The Company subsequently loaned approximately $21.4 million to XM Radio in exchange for XM Radio Common Stock and a note convertible into XM Radio shares (the "XM Radio Note Receivable"). On October 8, 1999, XM Radio completed its initial public offering of 10.2 million shares of Class A common stock, which triggered the conversion of the XM Radio Note Receivable into approximately 1.5 million shares of XM Radio Class B common stock. The Company opted to satisfy the Baron XM Radio Convertible Note by tendering the shares into which it would have been convertible in lieu of any cash payments. In January 2000, Baron exchanged this note into shares of XM Radio.

Note C - Guarantees

The Company has guaranteed various obligations of Motient Holdings. These guaranteed obligations include amounts borrowed under the Revolving Credit Facility, Vendor Financing Commitment, and obligations of Motient Holdings and its subsidiaries under certain vendor financing agreements, office lease agreements and various capital equipment leases.

All wholly owned subsidiaries of the Company are subject to financing agreements that limit the amount of cash dividends and loans that can be advanced to the Company. At December 31, 2000, all of the subsidiaries' net assets were restricted under these agreements. These restrictions will have an impact on the Company's ability to pay dividends.

Note D - Subsequent Events

Core Wireless Business

As noted above, in January and February 2001, the Company sold, in two separate transactions, 2 million shares of its XM Radio Class A Common Stock, at an average price of $16.77 per share, for total proceeds of $33.5 million. Approximately $8.5 million of the proceeds were used to repay and permanently reduce the Term Facility. In exchange for the guarantors agreeing to waive certain debt repayment obligations for the second sale of shares, the Company and the Guarantors have agreed that the first $16.5 million of proceeds received from the earlier of (i) the closing of the Satellite Ventures transaction and
(ii) any other stated reduction event to occur in the year 2002 will be used to pay down the bank financing.

In January 2001, the Company entered into an agreement, subject to certain conditions, to amend in several respects the terms of its June 2000 transaction involving Satellite Ventures. First, the Investors agreed, subject to certain conditions including approvals by the Federal Communications Commission ("FCC"), to invest an additional $50 million to become (in the aggregate) the owners of 40% of the outstanding interests of Satellite Ventures. The Investors will also have an option, exercisable through June 29, 2002, for an additional $40 million, to increase their ownership in Satellite Ventures to 50.66% (with each individual Investor's stake being less than 20%). Second, upon closing of the transaction, TMI will contribute its satellite communications business assets to Satellite Ventures, along with Motient's satellite business assets. TMI will become the owner of approximately 27% of the outstanding equity of Satellite Ventures and will also receive a cash payment of $7.5 million, as well as a $11.5 million 5-year note.

Upon closing of these transactions, Motient Services will sell its remaining satellite assets to Satellite Ventures, in exchange for a cash payment of $45 million and a 5-year, $15 million note. Upon Closing, the Company will own approximately 33% of the outstanding interests and be the largest single shareholder of Satellite Ventures. A portion of Satellite Ventures' cash payment to TMI at closing will be funded by the Company's loan of $2.5 million, in exchange for a note back in the same amount.

Under the original transaction, at any time until June 29, 2002, the Investors had certain rights to elect to convert their interests in Satellite Ventures into shares of Motient's common stock at a conversion price which will be set at the time of exercise, between $12 and $20 per share, as specified in the June Investment Agreement. As part of the January agreement, this right remains in place, but is limited to an aggregate of $55 million.

Under the terms of the bank facility waivers received by Motient in connection with the January 2001 agreement, half of all amounts to be received by Motient Services from Satellite Ventures in connection with Motient Services' sale of its satellite business assets to Satellite Ventures, including the $45 million in cash and $15 million note receivable, will be used to repay outstanding amounts, and permanently reduce commitments, under Motient Holdings' Revolving Credit Facility.

The consummation of the transactions is subject to receipt of all necessary regulatory governmental approvals and consents, including, for example, approvals under the Hart-Scott-Rodino Antitrust Improvements Act, and FCC approvals with respect to both the transfer of Motient Services' FCC licenses and Satellite Ventures' plans for a new generation integrated satellite-terrestrial system, approvals by Canadian regulatory authorities with respect to the transfer of TMI's communications licenses to the new venture, and other customary conditions relating to due diligence review, third party consents, and similar matters. Beginning in January 2002, if certain closing conditions have not occurred, the Company and TMI have certain rights to require the closing to proceed at such time, and if less than all of the Investors participate at such time, the Company and TMI may, under certain circumstances, purchase the interests in Satellite Ventures that would have otherwise been acquired by any such non-participating Investors.

XM Radio

In March 2001, XM Radio completed a follow-on offering of 7.5 million shares of Class A common stock, which yielded net proceeds of $72.0 million, and a concurrent offering of 7.75% convertible subordinated notes due 2006, convertible into shares of Class A common stock at a conversion price of $12.23 per share, which yielded net proceeds of $120.7 million.

                                                     SCHEDULE II
                                          VALUATION AND QUALIFYING ACCOUNTS
                                    YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

                                                            Charged
                                               Balance at   to Costs                  Balance at
                                               Beginning      and                       End of
Description                                     of Year     Expenses    Deductions        Year
- -----------                                     -------     --------    ----------     ---------
1998
       Allowance for doubtful accounts          $1,930       $ 694       $(1,689)         $935
1999
       Allowance for doubtful accounts             935       1,309        (1,019)        1,225
2000
       Allowance for doubtful accounts           1,225       1,668        (1,576)        1,317



