Form 10-Q
period 2001-03-31
MOTIENT CORP
filed 2001-05-15
CIK 913665

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 ---------------


                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31,
                        2001 Commission File No. 0-23044
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

                                 ---------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Number of shares of Common Stock outstanding at May 7, 2001: 49,663,602

                          PART I- FINANCIAL INFORMATION
                          Item 1. Financial Statements


                      Motient Corporation and Subsidiaries
                      Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (Unaudited)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                                 2001        2000
                                                                                 ----        ----
         REVENUES
            Services                                                            $18,007    $  17,152
            Sales of equipment                                                   5,400         5,018
                                                                               --------     ---------
            Total Revenues                                                      23,407        22,170

         COSTS AND EXPENSES
            Cost of service and operations                                      18,164        18,018
            Cost of equipment sold                                               5,934         5,256
            Sales and advertising                                                9,649         6,226
            General and administrative                                           6,327        21,912
            Depreciation and amortization                                        8,550         9,094
                                                                               -------     ---------

            Operating Loss                                                     (25,217)      (38,336)

            Interest and other income, net                                         142         5,202
            Interest expense                                                   (15,426)      (14,981)
            Gain on note payable to related party                                   --        36,779
            Minority interest                                                       --         7,342
            Equity in loss of XM Radio                                         (12,472)           --
                                                                               --------      -------


            Loss Before Extraordinary Item, XM Radio Preferred Stock
             Dividend and Beneficial Conversion                                (52,973)       (3,994)

            Extraordinary Loss on Extinguishment of Debt                        (1,033)           --
                                                                               --------      -------


         Net Loss                                                              (54,006)       (3,994)

         XM Radio Preferred Stock Dividend and Beneficial Conversion                  --        (506)
                                                                               ---------  -----------


         Net Loss Attributable to Common Shareholders                         $(54,006)    $  (4,500)
                                                                              =========    ==========

         Basic and Diluted Loss Per Share of Common Stock:
            Loss Before Extraordinary Item                                      $(1.07)    $   (0.09)
            Extraordinary Loss on Extinguishment of Debt
                                                                                 (0.02)           --
            Net Loss Attributable to Common Shareholders                        $(1.09)   $    (0.09)
                                                                              ==========   ==========
         Weighted-Average Common Shares Outstanding                             49,689        49,094

The accompanying notes are an integral part of these consolidated financial statements.

                      Motient Corporation and Subsidiaries
                           Consolidated Balance Sheets
                 (in thousands, except share and per share data)

                                                                                               March 31, 2000    December 31, 2000
        ASSETS                                                                                   (Unaudited)
        CURRENT ASSETS:
           Cash and cash equivalents (including $0 and $224,903 related to XM Radio)                 $7,833           $227,423
           Accounts receivable-trade, net of allowance for doubtful accounts                         21,983             14,421
           Inventory                                                                                 19,954             16,990
           Restricted short-term investments (including $0 and $95,277 related to XM Radio)          20,923            115,986
           Due from Mobile Satellite Ventures                                                           658                502
           Other current assets                                                                      36,513             31,095
                                                                                                  ---------          ---------
              Total current assets                                                                  107,864            406,417

        PROPERTY AND EQUIPMENT, net                                                                 112,305            175,706
        XM RADIO SYSTEM UNDER CONSTRUCTION                                                               --            800,482
        GOODWILL AND OTHER INTANGIBLES, net                                                          51,219             62,468
        EQUITY METHOD INVESTMENT - XM RADIO                                                         229,043               --
        RESTRICTED INVESTMENTS (including $0 and $65,889 related to XM Radio)                        11,347             77,106
        DEFERRED CHARGES AND OTHER ASSETS, net of accumulated amortization                           24,830             49,535
                                                                                                  ---------          ---------
              Total assets                                                                         $536,608         $1,571,714
                                                                                                  =========         ==========

        LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
        CURRENT LIABILITIES:
           Accounts payable and accrued expenses                                                    $57,931           $105,749
           Obligations under capital leases due within one year                                       3,667              4,590
           Current portion of vendor financing commitment due to related party                        4,111              4,246
           Current portion of deferred trade payables                                                   832              2,212
           Deferred revenue and other current liabilities                                            36,118             18,117
                                                                                                  ---------          ---------
              Total current liabilities                                                             102,659            134,914
        LONG-TERM LIABILITIES:
           Obligations under Senior Notes, net of discount                                          328,698            328,474
           Senior Secured Notes of XM Radio, net of discount                                             --            261,298
           Obligations under  Bank Financing                                                        108,750            111,250
           Capital lease obligations                                                                  8,020              9,230
           Vendor financing commitment due to related party                                           3,316              4,246
           Other long-term liabilities                                                               37,136             61,105
                                                                                                  ---------          ---------
              Total long-term liabilities                                                           485,920            775,603
              Total liabilities                                                                     588,579            910,517
                                                                                                  ---------          ---------
        MINORITY INTEREST                                                                                --            648,313
        STOCKHOLDERS' (DEFICIT) EQUITY:
        Preferred Stock; par value $0.01; authorized 200,000 shares;                                     --                 --
        Common Stock; voting, par value $0.01; authorized 150,000,000 shares                            496                495
        Additional paid-in capital                                                                  970,576            982,621
        Deferred compensation                                                                          (114)              (134)
        Common Stock Purchase Warrants                                                               79,447             80,292
        Unamortized Guarantee Warrants                                                               (9,484)           (11,504)
        Cumulative loss                                                                          (1,092,892)        (1,038,886)
                                                                                                  -----------       -----------
        STOCKHOLDERS' (DEFICIT)  EQUITY                                                             (51,971)            12,884
                                                                                                  ----------         ---------
        Total liabilities, minority interest, and  stockholders'  (deficit) equity                 $536,608         $1,571,714
                                                                                                  =========         ==========

The accompanying notes are an integral part of these consolidated financial statements.

                      Motient Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                                           Three Months Ended March 31,
                                                                                              2001             2000
                                                                                              ----             ----
             CASH FLOWS FROM OPERATING ACTIVITIES:
             Net loss                                                                      $ (54,006)    $   (3,994)
             Adjustments to reconcile net loss to net cash used in
             operating activities:
                Amortization of Guarantee Warrants and debt related costs                      2,753          2,942
                Depreciation and amortization                                                  8,550          9,094
                Equity in loss of XM Radio                                                    12,472             --
                                                                                                  --          6,692
                Gain on  note payable to related party                                            --        (36,779)
                                                                                               6,692
                Loss on sale of XM Radio shares                                                  407             --
                                                                                               6,692
                Extraordinary loss on extinguishment of debt                                   1,033             --
                                                                                               6,692
                Non-cash stock compensation                                                      595            658
                Minority Interest                                                                 --         (7,342)
                Changes in assets and liabilities, net of acquisitions and dispositions:
                 Inventory                                                                    (2,964)        (7,424)
                 Accounts receivable-- trade                                                  (7,562)          (584)
                 Other current assets                                                           (429)          (830)
                 Accounts payable and accrued expenses                                         8,458         (1,853)
                 Accrued interest Senior Note                                                 10,259         10,259
                 Deferred trade payables                                                      (1,380)        (1,842)
                 Deferred revenue and other deferred items-- net                               1,245          1,157
                                                                                           ----------     ----------
                Net cash used in operating activities                                        (20,569)       (36,538)
             CASH FLOWS FROM INVESTING ACTIVITIES:
                 Purchase of restricted investments                                             (345)        (4,007)
                 Proceeds from the sale of XM Radio stock                                     33,539             --
                 Purchase/maturity of restricted investments by XM Radio, net                     --       (123,416)
                 Purchase/maturity of short term investments by XM Radio, net                     --         69,472
                 System under construction                                                        --        (62,422)
                 Other XM Radio investing activities                                              --        (18,493)
                 Additions to property and equipment                                          (3,254)        (9,825)
                                                                                           ----------     ----------
                 Net cash provided by (used in) investing activities                          29,940       (148,691)
             CASH FLOWS FROM FINANCING ACTIVITIES:
                 Proceeds from issuance of equity securities                                     259          5,168
                 Proceeds from issuance of equity securities-XM Radio                             --        229,093
                 Proceeds from Senior Secured Notes and Stock Purchases Warrants issued           --        325,000
                 by XM Radio
                 Principal payments under capital leases                                        (751)        (1,627)
                 Principal payments under Vendor Financing                                    (1,066)          (494)
                 Repayment of Term Loan                                                       (8,500)            --
                 Proceeds from Bank Financing                                                  6,000         35,000
                 Debt issuance costs                                                              --         (9,754)
                                                                                           ---------     ----------
             Net cash (used in) provided by financing activities                              (4,058)       582,386
             Net increase in cash and cash equivalents                                         5,313        397,157
             CASH AND CASH EQUIVALENTS, beginning of period                                    2,520         51,474
                                                                                           ---------     ----------
             CASH AND CASH EQUIVALENTS, end of period                                      $   7,833     $  448,631
                                                                                           =========     ==========

                         PART I - FINANCIAL INFORMATION
                    Item 1. Financial Statements (continued)

                      MOTIENT CORPORATION AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements
                                 March 31, 2001
                                   (Unaudited)


1.       ORGANIZATION AND BUSINESS

Motient Corporation (with its subsidiaries, "Motient" or the "Company") is a leading provider of two-way mobile communications services principally to business-to-business customers and enterprises. Motient serves a variety of markets including mobile professionals, telemetry, transportation, field service, and nationwide voice dispatch. Motient provides its eLink(sm) brand two-way wireless email services to customers accessing email through corporate servers, Internet Service Providers ("ISP"), Mail Service Provider ("MSP") accounts, and paging network suppliers. In November 2000, Motient launched its BlackBerry TM by Motient wireless email solution, developed by Research in Motion ("RIM") and licensed to operate on Motient's network. BlackBerry TM by Motient is designed for large corporate accounts operating in a Microsoft Exchange environment and contains advanced encryption features. Together, the Company considers these two-way mobile communications services to be its Core Wireless Business.

Motient is devoting its efforts to expanding its Core Wireless Business. This effort involves substantial risk. Future operating results will be subject to significant business, economic, regulatory, technical, and competitive uncertainties and contingencies. Depending on their extent and timing, these factors, individually or in the aggregate, could have an adverse effect on the Company's financial condition and future results of operations.

XM Radio

Additionally, as of March 31, 2001, Motient had an equity interest of approximately 25.3% (or 15% on a fully diluted basis) in XM Satellite Radio Holdings Inc. ("XM Radio"), a public company; however, as of December 31, 2000 the Company controlled XM Radio through Board of Director membership and common stock voting rights. As a result, all of XM Radio's results for the calendar year 2000 have been included in the Company's consolidated financial statements.

In January 2001, pursuant to Federal Communications Commission ("FCC") approval authorizing Motient to relinquish control of XM Radio, the number of directors appointed by the Company to XM Radio's Board of Directors was reduced to less than 50% of XM Radio directors, and the Company converted a portion of its super-voting Class B Common Stock of XM Radio to Class A Common Stock. As a result, the Company ceased to control XM Radio, and, effective January 1, 2001, accounted for its investment in XM Radio pursuant to the equity method. The carrying value of the Company's investment in XM Radio pursuant to the equity method of accounting was $229.0 million (or $15.52 per share) as of March 31, 2001. As of May 9, 2001, the market price of XM Radio common stock was $11.40 per share, $4.12 per share less than the Company's carrying value. Pursuant to the equity method of accounting, the Company has assessed whether an other than temporary decline in value of the Company's investment in XM Radio has occurred and whether a loss should be recognized. Considering market and other appropriate factors, the Company does not believe that an other than temporary decline in the value of its investment in XM Radio has occurred; however, these factors could change and cause the Company to recognize a loss in the future.


Sale of Transportation Business

In November 2000, Motient sold its retail transportation assets to Aether Systems, Inc. The purchase price for these assets was $45 million, plus the then-current book value of the inventory for the business. All of this amount was paid at closing, except for $10 million which was deposited in an escrow account and will be released to Motient upon satisfaction of certain criteria with respect to MobileMAX2(TM), and $3.7 million which will be paid to Motient upon collection of certain accounts receivable. In addition, the Company has the opportunity to receive up to an additional $22.5 million as an "earn-out" payment, subject to the satisfaction of certain operating results for the business during 2001. The contingent escrowed and earn-out payments have not been recorded by the Company as of March 31, 2001. These amounts will be recorded as additional sales proceeds when and if received.

Satellite Ventures

In June 2000 the Company formed a new joint venture subsidiary, Mobile Satellite Ventures LLC ("Satellite Ventures"), in which it owns 80% of the membership interests. The remaining 20% interest in Satellite Ventures is owned by certain investors (the "June Investment Agreement").

In January 2001, Motient entered into an agreement, subject to certain conditions, to amend in several respects the terms of the June 2000 transaction involving Satellite Ventures. First, the Investors agreed, subject to certain conditions including approvals by the FCC, to invest an additional $50 million to become (in the aggregate) the owners of 40% of the outstanding interests of Satellite Ventures. The Investors will also have an option, exercisable through June 29, 2002, for an additional $40 million, to increase their ownership in Satellite Ventures to 50.66% (with each individual Investor's stake being less than 20%). Second, upon closing of the transaction, TMI Communications & Company Limited Partnership ("TMI"), the Canadian satellite services provider, will contribute its satellite communications business assets to Satellite Ventures. TMI will become the owner of approximately 27% of the outstanding equity of Satellite Ventures and will also receive a cash payment of $7.5 million, as well as a $11.5 million 5-year note.

Upon closing of these transactions, which is not scheduled to occur until FCC approval is received, Motient will sell its remaining satellite business to Satellite Ventures, in exchange for a cash payment of $45 million and a 5-year, $15 million note. Upon closing, the Company will own approximately 33% of the outstanding interests and be the largest single shareholder of Satellite Ventures. A portion of Satellite Ventures' cash payment to TMI at closing will be funded by the Company's loan of $2.5 million, in exchange for a note back in the same amount.

The Investors have certain rights to elect to convert up to $55 million of their interests in Satellite Ventures into shares of Motient's common stock at a conversion price which will be set at the time of exercise, between $12 and $20 per share.

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

The consolidated balance sheet as of March 31, 2001, the consolidated statements of operations for the three months ended March 31, 2001 and 2000, and cash flows for the three months ended March 31, 2001 and 2000, have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2001, and for all periods presented have been made.

Consolidation

The consolidated financial statements include the accounts of Motient and its wholly owned subsidiaries. All significant inter-company transactions and accounts have been eliminated.

As noted above, effective January 1, 2001, the Company's investment in XM Radio is recorded pursuant to the equity method. For the first quarter of 2001, XM Radio recorded no revenue, incurred $42.1 million of operating expenses and had a net loss attributable to common stockholders of $42.7 million.

Additionally, although the Company has an 80% interest in Satellite Ventures, the minority investors have certain participative rights which provide for their participation in certain business decisions that may be made in the normal course of business; therefore, in accordance with Emerging Issues Task Force Issue No 96-16, the Company's investment in Satellite Ventures is recorded pursuant to the equity method.

Comprehensive Income

SFAS No. 130, "Reporting of Comprehensive Income" requires "comprehensive income" and the components of "other comprehensive income" to be reported in the financial statements and/or notes thereto. Since the Company does not have any components of "other comprehensive income," reported net income is the same as "comprehensive income" for the quarters ended March 31, 2001 and 2000.

Segment Disclosures

In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," as of January 1, 2001, the Company has one operating segment: its Core Wireless Business. During 2000, as a result of the Company's consolidation of the results of XM Radio, the Company reported an additional segment for XM Radio's satellite-based digital audio radio service. The Company provides its Core Wireless Business to the continental United States, Alaska, Hawaii, Puerto Rico, the U.S. Virgin Islands, and certain U.S. coastal waters. The following summarizes the Company's Core Wireless Business revenue by major market segments:

                                            Three Months Ended March 31,
           Summary of Revenue                2001                  2000
                                             ----                  ----
                                                    (in millions)
    Wireless internet                        $2.0                  $0.3
    Field services                            5.9                   7.0
    Transportation                            4.1                   4.9
    Telemetry                                 0.7                   1.1
    Voice and other                           5.3                   3.9
    Equipment                                 5.4                   5.0
                                            -----                 -----
        Total                               $23.4                 $22.2
                                            =====                 =====


Loss Per Share

Basic and diluted loss per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Options and warrants to purchase shares of common stock were not included in the computation of loss per share as the effect would be antidilutive. As a result, the basic and diluted earnings per share amounts are identical. Net loss attributable to common shareholders for the quarters ended March 31, 2001 and 2000 includes the deduction from net loss of the Company's share of XM Radio's 8.25% Series B convertible redeemable preferred stock dividend. The dividend was paid on May 1, 2001.


New Accounting Pronouncements

In September 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") which requires the recognition of all derivatives as either assets or liabilities measured at fair value. This statement was originally effective for the year ended December 31, 2000. In September 1999, FASB issued Statement No. 137, which deferred the effective date of SFAS No. 133 until fiscal years beginning after September 15, 2000. In June 2000, FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS No. 133. This Statement limits the scope to certain derivatives and hedging activities. The effective date of SFAS No. 138 is for fiscal years beginning after September 15, 2000. The adoption of SFAS No. 138 in the first quarter of 2001 did not have a material impact on the Company's financial position, results of operations and cash flows.


Concentrations of Credit Risk

For the three months ended March 31, 2001, five customers accounted for approximately 30% of the Company's service revenue, with one customer accounting for more than 10%.

Other

The Company paid approximately $4.4 million in both the three-month period ended March 31, 2001 and 2000, to related parties for capital assets, service-related obligations, and payments under pre-existing financing agreements. There were no payments from related parties in the three-month periods ended March 31, 2001 and 2000. Total indebtedness to related parties at March 31, 2001 was approximately $8.4 million. Additionally, the Company recorded revenue from related parties in the amount of $1.8 million related to the Satellite Ventures' satellite capacity agreement.

3.  STOCKHOLDERS' (DEFICIT) EQUITY

Significant activity in stockholders' equity from December 31, 2000 to March 31, 2001 consists of the following:

                                                          Additional                                    Unamortized
                                               Common      Paid-in       Deferred        Common Stock    Guarantee
                                                Stock      Capital     Compensation   Purchase Warrants   Warrants
                                                -----      -------     ------------   ----------------- -----------
Balance December 31, 2000                        $495     $982,621        ($134)            $80,292      ($11,504)
Warrant exercises                                  --          845           --                (845)           --
Reduction in deferred compensation
  on restricted stock                              --          575         (575)                 --            --
Non-cash compensation associated with the
vesting of restricted stock and certain            --        (241)          595                  --            --
other stock options
Amortization of Guarantee warrants                 --           --           --                  --         1,279
Reduction of Guarantee warrants related to
  extinguishment of debt                           --           --           --                  --           741
Loss in connection with XM Radio equity
  transactions                                     --     (13,722)           --                  --            --
Issuance of shares under 401(k) Savings
Plan, Stock Purchase Plan, and award of             1          498           --                  --            --
  bonus stock                                    ----     --------        ------            -------       --------

Ending Balance March 31, 2001                    $496     $970,576        ($114)            $79,447       ($9,484)
                                                 ====     ========        ======            =======       ========

On March 6, 2001, XM Radio completed a follow-on offering of 7.5 million Class A common stock, which yielded net proceeds of $72.0 million. As a result of this offering, the Company recorded a $13.7 million loss in accordance with Staff Accounting Bulletin No. 51, which addresses the accounting for sales of stock by a subsidiary. The loss was recorded in the financial statements as a reduction to Additional Paid-In Capital.

4.  LIQUIDITY AND FINANCING

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

The successful implementation of the Company's business plan requires substantial funds to finance the maintenance and growth of its operations, network and subscriber base and to expand into new markets. The Company has an accumulated deficit and has historically incurred losses from operations which are expected to continue for additional periods in the future. There can be no assurance that its operations will become profitable. Additionally, with the overall decline in the telecommunications sector of the capital markets, the Company has not been able to access the public markets as anticipated. These factors, along with the Company's negative operating cash flows have placed significant pressures on the Company's financial condition and liquidity position.

In order to work towards adequately funding its projected shortfall, the Company has executed the following transactions and initiatives in 2001:

o In January and February 2001, the Company sold, in two separate transactions, 2 million shares of its XM Radio Class A Common Stock, at an average price of $16.77 per share, for total proceeds of $33.5 million. Approximately $8.5 million of the proceeds were used to repay and permanently reduce the Term Facility (as defined below). In exchange for the Guarantors (as defined below) agreeing to waive certain debt repayment obligations for the second sale of shares, the Company and the Guarantors have agreed that the first $16.5 million of proceeds received from the earlier of (i) the closing of the Satellite Ventures transaction and (ii) any other reduction event to occur in the year 2002 will be used to pay down the bank financing.

o On April 3, 2001, Motient received $25 million from Rare Medium Group, Inc. ("Rare Medium"), and issued Rare Medium a note payable for such amount at 12.5% annual interest with a maturity date of September 30, 2001.
     Additionally, the Company has the ability to receive up to an additional $25 million of funding on comparable terms; the amount of such second tranche will be based on the market price of XM Radio stock. The notes are collateralized by up to 5 million of the Company's XM Radio shares, and Rare Medium has the option to exchange the notes for a number of XM Radio shares equivalent to the principal of the note plus any accrued interest thereon. Of the first $25 million received by the Company, the Company used $6.1 million to repay and permanently reduce its Term Facility, and $14.4 million is subject to availability upon the approval of the Guarantors.

     As of April 30, 2001, the Company held approximately 14.7 million shares of XM Radio stock; however, approximately 13.7 million of such shares are pledged to and held by Rare Medium or the Company's banks and guarantors to secure the Company's obligations under its bank financings and the note with Rare Medium. There is no guarantee that the banks and Guarantors would agree to release any portion of their share of this security to permit the Company to liquidate its XM Radio shares, or that such approval would be on terms favorable to the Company. Further, the Company's ability to sell its shares of XM Radio stock in the public markets is generally limited to the quarterly volume restrictions under Rule 144 of the Securities Act.

o In April 2001 the Company undertook certain capital and expense reductions, principally in the areas of employee hiring, advertising and capital spending. The Company believes that these reductions may result in up to approximately $15 million of savings in 2001, while not reducing its ability to sell its products or lower its service levels.

o Additionally, on May 14, 2001, the Company signed a definitive merger agreement with Rare Medium Group, Inc. See Note 7 - Subsequent Events. The Company believes that the merger, if consummated, would provide the Company with additional liquidity and the ability to fund the combined business into 2002.

     The merger agreement provides that if necessary for liquidity purposes prior to consummation of the merger, and subject to certain conditions, the Company may either draw upon the second $25 million tranche under the Rare Medium bridge loan agreement announced in April 2001, or sell up to 2 million additional XM Radio shares, with 50% of such proceeds to be used to repay the Term Facility. Upon closing of the transaction, the bridge loans with Rare Medium would be cancelled and any shares of XM Radio stock used to secure such loans would be released by Rare Medium and returned to the guarantor collateral pool.

The Company is also a party to the following debt facilities:


Bank Financing

The Company is a party to two bank facilities (the "Bank Financing"): (i) the Revolving Credit Facility, a $77.25 million unsecured five-year reducing revolving credit facility maturing September 30, 2003, and (ii) the Term Loan Facility, a $31.5 million (subsequently reduced to $25.375 million as a result of the Rare Medium loan, discussed above) five-year, term loan facility with up to three additional one-year extensions subject to the lenders' approval. The Bank Financing is severally guaranteed by Hughes Electronics Corporation, Singapore Telecommunications Ltd. and Baron Capital Partners, L.P. (collectively, the "Guarantors"). As of April 30, 2001, the Company had outstanding borrowings of $25.375 million under the Term Loan Facility at 6.2%, and $77.25 million under the Revolving Credit Facility at 5.9% to 6.4%. As noted above, proceeds, if any, from the Aether $10 million escrow and the Aether earn-out will also be used to repay and permanently reduce the Revolving Credit Facility, and approximately $30.75 million from the exercise of the second tranche of the Satellite Ventures transaction, if successful, will be used to repay and permanently reduce the Revolving Credit Facility. If, at any time, either of, but not both, the Revolving Credit Facility or the Term Loan Facility are fully repaid, any excess required repayments will be used to repay and permanently reduce any remaining Bank Financing.

The Guarantees

In connection with the Bank Financing, the Guarantors extended separate guarantees of the obligations of Motient Holdings Inc. and the Company to the banks, which on a several basis aggregate to $108.75 million. In April 2001, the Guarantors agreed to release certain of the shares of XM Radio stock securing the Company's obligations to the banks and Guarantors to be used as collateral for the Rare Medium Loan. In exchange for this agreement, the exercise price of the Guarantee Warrants, issued as part of the original bank financing agreement, were repriced from $6.25 per share to $1.31 per share, and Singapore Telecom, which at that time held no Guarantee Warrants, was issued 300,000 new warrants. The total value of this repricing and issuance was approximately $2.3 million and will be recorded in the second quarter of 2001 as an increase to the unamortized guarantee warrants.

In connection with the Bank Financing, the Company entered into an interest rate swap agreement, with an implied annual rate of 6.51%. The swap agreement reduced the impact of interest rate increases on the Term Loan Facility. The Company paid a fee of approximately $17.9 million for the swap agreement. Under the swap agreement, an amount equal to LIBOR plus 50 basis points, was paid on a quarterly basis directly to the respective banks on behalf of the Company, on a notional amount of $100 million until the termination date of March 31, 2001.

$335 Million Unit Offering

On March 30, 1998, Motient Holdings Inc. issued $335 million of Units (the "Units") consisting of 12 1/4 % Senior Notes due 2008 (the "Senior Notes"), and one warrant to purchase 3.75749 shares of Common Stock, subsequently adjusted to
3.83 shares of Common Stock, of the Company for each $1,000 principal amount of Senior Notes (the "Warrants") at an exercise price of $12.51 per share, subsequently adjusted to $12.28 per share. The Warrants were valued at $8.5 million and are reflected in the balance sheet as a debt discount. In connection with the Senior Notes, Motient Holdings Inc. purchased approximately $112.3 million of restricted investments that were restricted for the payment of the first six interest payments on the Senior Notes. Interest payments are due semi-annually, in arrears, beginning October 1, 1998. The final payment from these restricted investments was made on April 2, 2001.

Other Financing

Motorola has entered into an agreement with the Company to provide up to $15 million of vendor financing, to finance up to 75% of the purchase price of additional network base stations. As of March 31, 2001, $7.4 million was outstanding under this facility at interest rates ranging from 13.0% to 13.8%, and $2.2 million was available for borrowing. The Company has also arranged the financing of certain trade payables, and as of March 31, 2001, $832,000 of deferred trade payables were outstanding at rates ranging from 5.9% to 7.2%.

Summary of Liquidity and Financing Sources for Core Wireless Business

The Company's current operating assumptions and projections reflect its best estimate of subscriber and revenue growth and operating expenses. Motient anticipates that capital expenditures, operating losses, working capital and debt service requirements through 2001 can be met by (i) cash on hand, (ii) proceeds from the Rare Medium loan, (iii) its vendor financing, (iv) proceeds realized through the sale of inventory relating to eLink and BlackBerry TM, (v) reduction of operating expenditures, (vi) additional debt or equity financing transactions, (vii) its investment in XM Radio, including approximately 4.7 million shares to be available for liquidity and/or debt reduction after giving effect to the Rare Medium merger, and (viii) any cash held by Rare Medium that would be available to the Company if the Rare Medium merger is consummated. Additionally, the Company has the potential to receive additional funds from the Aether transaction as well as the Satellite Ventures transaction. The Company's financial results could deteriorate, and its ability to meet its projections is subject to numerous uncertainties. There can be no assurance that the current projections will be achieved. If Motient's cash requirements are more than projected, it will require additional financing in amounts which may be material. The type, timing and terms of financing that the Company selects will be dependent upon the Company's cash needs, the availability of other financing sources and the prevailing conditions in the financial markets. The Company cannot guarantee that additional financing sources will be available at any given time or available on favorable terms. If the Company cannot secure additional financing as required, it may not be able to continue as a going concern.


5. COMMITMENTS AND CONTINGENCIES

At March 31, 2001, the Company had remaining contractual commitments to purchase eLink and other subscriber equipment inventory in the amount of $9.6 million during 2001. Additionally, the Company has entered into product development agreements for the purchase of engineering services and for licenses to be used in future applications of its eLink product. Should the engineering effort prove successful, the Company has committed to purchase additional subscriber inventory. These commitments, including the inventory commitment, total approximately $3.6 million and will be paid during 2001. Should the Company decide to cancel these agreements, it would incur cancellation penalties of any remaining unpaid license and non-recurring engineering fees, the cost of any non-refundable components purchased on behalf of Motient, plus fifty-percent of any remaining inventory commitment. As of March 30, 2001, this cancellation penalty would have been approximately $3.2 million.

The aggregate fixed and determinable portion of all commitments for inventory purchases and other fixed contracts, related to the core wireless business, is $15.4 million, all of which is due in 2001.

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

In the first quarter of 2001, the Company applied to assign its existing FCC licenses, authorizations and pending applications relating to its satellite operations to a new company, Mobile Satellite Ventures Subsidiary LLC ("MSV Sub"), that will be a wholly owned subsidiary of Satellite Ventures. In this application, the Company also sought FCC authority to launch and operate a next-generation mobile satellite system, which will include the deployment of satellites and terrestrial base stations operating in the same frequencies as an integrated network. This application has been opposed by a number of parties, some of which argue that (i) the combination of our satellite business with that of TMI will decrease competition; (ii) our proposed use of terrestrial base stations will cause unacceptable interference to other L-band satellites; and
(iii) the FCC should reallocate spectrum in the L-band to terrestrial use. There is no assurance that the FCC will grant our application.

7.  SUBSEQUENT EVENTS

On May 14, 2001, the Company signed a definitive merger agreement with Rare Medium through which the Company will acquire 100% of the ownership of Rare Medium, using a combination of newly issued convertible preferred stock of the Company, and 9 million shares of XM Radio Class A common stock held by the Company. In the transaction, each share of Rare Medium's existing common stock will be exchanged for one-tenth of a share of a new convertible stock with a liquidation preference of $20.00 per share. Each share of convertible preferred stock will, in turn, automatically convert into 6.4 shares of Company common stock, upon the Company's common stock trading above $3.125 per share. It is expected that approximately 41 million new shares of Company common stock would be issued upon such automatic conversion.

As part of the merger transaction, the Company will deliver 9 million shares of XM Radio Class A common stock owned by it, plus approximately $13 million in cash, to retire all outstanding shares of preferred stock of Rare Medium, which are held by affiliates of Apollo Management L.P. If the sum of the value of the XM Radio shares plus the cash is less than $115 million, the Company will issue a three-year promissory note to Apollo in the amount of any deficiency, which note will be secured by a second lien on the assets securing the Company's guaranteed bank debt. The principal amount of this note will be subject to a downward re-adjustment on September 30, 2001, based on the then-current market value of XM Radio stock.

The combined company will provide wireless email, internet and corporate intranet services, as well as software consulting, web based development, wireless software, and network integration services. The merged companies will operate as Motient Corporation and will be headquartered in Reston, Virginia.

As of April 30, 2001, Rare Medium had approximately $100 million in cash. A portion of any cash that remained at Rare Medium at the time of closing would be used as follows: (i) to repay and permanently reduce the Term Facility and Revolver by $34 million, (ii) approximately $13 to $14 million to affiliates of Apollo Management L.P. (Rare Medium's preferred shareholder) to enable Apollo to replace Baron Capital and Singapore Telecom as Guarantors, and (iii) to fund the combined business. Further, the Guarantors have required as a condition to the transaction that the Company sell 1million XM Radio shares to be used as a 100% reduction in the Bank Facility by September 30, 2001. Hughes has the right to defer the sale of these shares beyond September 30th.

The merger agreement provides that if necessary for liquidity purposes prior to consummation of the merger, and subject to certain conditions, the Company may either draw upon the second $25 million tranche under its bridge loan agreement with Rare Medium announced in April 2001, or sell up to 2 million additional XM Radio shares, with 50% of such proceeds to be used to repay the Term Facility. Upon closing of the transaction, the bridge loans with Rare Medium would be cancelled and any shares of XM Radio stock used to secure such loans would be released by Rare Medium and returned to the guarantor collateral pool.

Upon consummation of the merger, the combined companies are expected to be funded through 2001. It is expected that the Company will enter 2002 with the following additional potential sources of liquidity: (i) up to 4.7 million XM Radio shares, (ii) cash on hand at year-end, (iii) potential to earn up to $22.5 million as a result of the purchase price earn-up from the Aether Systems transaction, all of which would be required to repay debt, (iv) the potential for $45 million from the second investment of the Mobile Satellite Ventures' investors, half of which would be used to repay debt, and (v) the potential to sell for cash some portion of the Rare Medium venture portfolio. It is also expected that the level of guaranteed debt at year-end 2001 will be reduced to less than $50 million. All of the foregoing potential sources of liquidity are subject to the risks and uncertainties described in Note 4 - Liquidity and Financing.

The consummation of the merger is subject to receipt of all necessary regulatory approvals and consents, including approvals under the Hart-Scott-Rodino Antitrust Improvements Act, bank approvals and Rare and Motient shareholder approvals.


8. FINANCIAL STATEMENTS OF SUBSIDIARIES

In connection with the Company's acquisition of Motient Communications Inc. on September 30, 1998 (the "Motient Communications Acquisition"), and related financing discussed above, the Company formed a new wholly-owned subsidiary, Motient Holdings Inc. ("Motient Holdings"). The Company contributed all of its inter-company notes receivables and transferred its rights, title and interests in Motient Services Inc. and certain other subsidiaries that were subsequently dissolved (together with Motient Communications, the "Subsidiary Guarantors") to Motient Holdings, and Motient Holdings was the acquirer of Motient Communications and the issuer of the Senior Notes. Motient Corporation ("Motient Parent") is a guarantor of the Senior Notes. The Senior Notes contain covenants that, among other things, limit the ability of Motient Holdings and its Subsidiaries to incur additional indebtedness, pay dividends or make other distributions, repurchase any capital stock or subordinated indebtedness, make certain investments, create certain liens, enter into certain transactions with affiliates, sell assets, enter into certain mergers and consolidations, and enter into sale and leaseback transactions.

The Senior Notes are jointly and severally guaranteed on full and unconditional basis by the Subsidiary Guarantors and Motient Parent. The following unaudited condensed consolidating information for these entities presents:

o    Condensed  consolidating  balance  sheets as of March 31, 2001 and December
     31, 2000, the condensed consolidating statements of operations for the three months ended March 31, 2001 and 2000, and the condensed consolidating statement of cash flows for the three months ended March 31, 2001 and 2000.

o    Elimination entries necessary to combine the entities comprising Motient.

                      Condensed Consolidating Balance Sheet
                              As of March 31, 2001
                                   (Unaudited)
                                 (in thousands)

                                                                                  Consolidated                       Consolidated
                                             Subsidiary   Motient                   Motient     Motient                 Motient
                                             Guarantors   Holdings  Eliminations    Holdings    Parent  Eliminations    Parent
                                             ----------   --------  ------------ ------------   ------  ------------ ------------
                                                                                                ASSETS
CURRENT ASSETS:
Cash and cash equivalents                      $ 7,833       $ --        $ --     $ 7,833         $ --       $ --        $ 7,833
Accounts receivable -- net                      21,983         --          --      21,983           --         --         21,983
Inventory                                       19,954         --          --      19,954           --         --         19,954
Restricted short-term investments                   --     20,923          --      20,923           --         --         20,923
Other current assets                            36,423         --          --      36,423          748         --         37,171
                                                ------         --          --      ------       ------         --         ------
   Total current assets                         86,193     20,923          --     107,116          748         --        107,864

PROPERTY AND EQUIPMENT -- NET                  122,621         --     (10,316)    112,305           --         --        112,305
GOODWILL AND INTANGIBLES -- NET                 51,219         --          --      51,219           --         --         51,219
EQUITY METHOD INVESTMENT - XM RADIO                 --         --          --          --      229,043         --        229,043
DEFERRED CHARGES AND OTHER ASSETS -- NET        13,668     16,816          --      30,484       (5,654)        --         24,830
RESTRICTED INVESTMENTS                              --        588          --         588       10,759         --         11,347
                                               -------        ---          --          --     --------         --         ------
   Total assets                               $273,701    $38,327    $(10,316)   $301,712     $234,896      $  --      $ 536,608
                                              ========    =======    ==========  ========     ========      =====      =========



                                                                                  LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses         $ 35,294    $21,194   $     --     $56,488       $1,443          $ --      $ 57,931
Obligations under capital leases due
 within one                                      3,667         --         --       3,667           --            --         3,667
year
Current portion long-term debt                   4,943         --         --       4,943           --            --         4,943
Other current liabilities                       36,118         --         --      36,118           --            --        36,118
                                                ------    -------    -------      ------       ------            --        ------
   Total current liabilities                    80,022     21,194         --     101,216        1,443            --       102,659

DUE TO PARENT/AFFILIATE                        842,455   (108,467)  (707,564)     26,424      267,924      (294,348)           --

LONG-TERM LIABILITIES
Note payable to /from Issuer/Parent                 --     14,000         --      14,000      (14,000)           --            --
Obligations under Bank Financing                    --     77,250         --      77,250       31,500            --       108,750
Senior Notes, net of discount                       --    328,698         --     328,698           --            --       328,698
Other long-term debt                             3,316         --         --       3,316           --            --         3,316
Capital lease obligations                        8,020         --         --       8,020           --            --         8,020
Other long-term                                 37,136         --         --      37,136           --            --        37,136
                                                ------   --------   --------      ------           --            --        ------
   Total long-term liabilities                  48,472    419,948         --     468,420       17,500            --       485,920
   Total liabilities                           970,949    332,675   (707,564)    596,060      286,867      (294,348)      588,579
                                               -------    -------   ---------    -------     --------      ---------      -------
STOCKHOLDERS' (DEFICIT) EQUITY                (697,248)  (294,348)   697,248    (294,348)    (51,971)       294,348       (51,971)
                                              ---------  ---------   -------    ---------    --------      ---------      --------
   Total Liabilities and Stockholders'
    (Deficit) Equity                          $273,701    $38,327   $(10,316)   $301,712     $234,896     $      --      $536,608
                                              ========    =======   =========   ========     ========     =========      ========



                      Condensed Consolidating Balance Sheet
                             As of December 31, 2000
                                   (unaudited)
                                 (in thousands)

                                                                           Consolidated                                 Consolidated
                                         Subsidiary  Motient                 Motient     Motient        XM                 Motient
                                         Guarantors  Holdings Eliminations   Holdings    Parent       Radio  Eliminations  Parent
                                         ----------  -------- ------------   --------    ------       -----  ------------  ------
                                                                                                 ASSETS
CURRENT ASSETS:
   Cash and cash equivalents             $  2,520   $     --  $       --   $  2,520    $        --   $224,903         --  $  227,423
   Accounts receivable - trade, net        14,421         --          --     14,421             --         --         --      14,421
   Inventory                               16,990         --          --     16,990             --         --         --      16,990
   Restricted short-term investments           --     20,709          --     20,709             --     95,277         --     115,986
   Investment in/due from subsidiary          502    130,856    (130,856)       502       (253,310)        --    253,310         502
   Other current assets                    21,423         --          --     21,423            857      8,815         --      31,095
                                         --------   --------   ---------   --------     ----------  ---------- ----------  ---------
   Total current assets                    55,856    151,565   (130,856)     76,565      (252,453)    328,995    253,310     406,417
PROPERTY AND EQUIPMENT-- NET              127,044         --    (10,843)    116,201            --      59,505         --     175,706
XM RADIO SYSTEM UNDER CONSTRUCTION             --         --         --          --            --     805,563     (5,081)    800,482
GOODWILL AND INTANGIBLES--  NET            51,842         --         --      51,842            --      24,001    (13,375)     62,468

INVESTMENT IN XM RADIO                         --         --         --          --       288,064          --   (288,064)         --

RESTRICTED INVESTMENTS                          2        582         --         584        10,633      65,889         --      77,106
DEFERRED CHARGES AND OTHER ASSETS--NET
                                           28,130     18,177         --      46,307       (6,037)       9,265         --      49,535
                                         ---------  --------  ---------    --------    ----------  ----------  ---------  ----------
   Total assets                          $262,874   $170,324  $(141,699)   $291,499    $  40,207   $1,293,218  $(53,210)  $1,571,714
                                         ========   ========  =========    ========    ==========  =========== =========  ==========

                                                                             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable and accrued          $ 26,628    $11,029  $       --   $ 37,657    $ 1,323       $66,769    $   --    $ 105,749
    expenses
   Obligations under capital leases
   due within one year                      4,034         --          --      4,034         --           556        --        4,590
   Current portion long-term debt           6,458         --          --      6,458         --            --        --        6,458
   Deferred revenue and  other             17,676         --          --     17,676         --           441        --       18,117
                                         --------   ---------   ---------  ---------   -------     ---------   --------   ---------
liabilities
   Total current liabilities               54,796     11,029          --     65,825      1,323        67,766        --      134,914

DUE TO PARENT/AFFILIATE                   808,570         --    (808,633)       (63)        --            63        --           --
LONG-TERM LIABILITIES:
   Note payable to/from Issuer/ Parent         --     14,000          --     14,000    (14,000)           --        --           --
   Obligations under Bank Financing            --     71,250          --     71,250     40,000            --        --      111,250
   Senior Notes, net of discount               --    328,474          --    328,474         --       261,298        --      589,772
   Other long-term debt                     4,246         --          --      4,246         --            --        --        4,246
   Capital lease obligations                7,863         --          --      7,863         --         1,367        --        9,230
   Deferred revenue and  other             54,333         --          --     54,333         --         6,772        --       61,105
                                         --------   ---------   ---------  ---------   -------     ---------  ---------   ---------
liabilities
     Total long-term liabilities           66,442    413,724         --     480,166     26,000       269,437        --      775,603
     Total liabilities                    929,808    424,753   (808,633)    545,928     27,323       337,266        --      910,517
MINORITY INTEREST                              --         --         --          --         --            --   648,313      648,313
STOCKHOLDERS' EQUITY (DEFICIT)           (666,934)  (254,429)   666,934    (254,429)    12,884       955,952  (701,523)      12,884
                                         --------   --------- ---------    ---------   -------     ---------  ---------  ----------
   Total liabilities, minority
   interest and stockholders'
   equity (deficit)                      $262,874   $170,324  $(141,699)   $291,499    $40,207    $1,293,218  $(53,210)  $1,571,714
                                         ========   ========  =========    =========   =======    ==========  =========  ==========

                 Condensed Consolidating Statement of Operations
                        Three Months ended March 31, 2001
                                   (Unaudited)
                                 (in thousands)



                                                                                  Consolidated                       Consolidated
                                             Subsidiary   Motient                   Motient     Motient                 Motient
                                             Guarantors   Holdings  Eliminations    Holdings    Parent  Eliminations    Parent
                                             ----------   --------  ------------ ------------   ------  ------------ ------------
REVENUES
   Services                                    $18,007    $     --    $   --      $18,007         $300        $(300)     $18,007
   Sales of equipment                            5,400          --        --        5,400           --           --        5,400
                                                 -----          --        --       ------           --           --       ------
     Total Revenues                             23,407          --        --       23,407          300         (300)      23,407

COSTS AND EXPENSES
   Cost of service and operations               18,164          --        --       18,164           --           --       18,164
   Cost of equipment sold                        5,934          --        --        5,934           --           --        5,934
   Sales and advertising                         9,649          --        --        9,649           --           --        9,649
   General and administrative                    6,029         321        --        6,350          277         (300)       6,327
   Depreciation and amortization                 9,077          --        --        9,077         (527)          --        8,550
                                                 -----          --        --      --------     --------          --      --------
   Operating Loss                              (25,446)       (321)       --      (25,767)         550           --      (25,217)

Interest and Other Income                          201       4,022    (3,277)         946           (9)        (795)         142
Equity in Loss of Subsidiaries                      --     (30,314)   30,314           --      (52,466)      39,994      (12,472)
Interest Expense                                (5,069)    (13,381)    3,277      (15,173)      (1,048)         795      (15,426)
                                                -------    --------   ------      --------      -------         ---      --------
Net Loss Before Extraordinary Item             (30,314)    (39,994)   30,314      (39,994)     (52,973)      39,994      (52,973)

Extraordinary Loss on Extinguishment of             --          --        --           --       (1,033)          --       (1,033)
                                              ---------   ---------  --------    ---------     -------     ---------      -------
Debt

Net Loss Attributable Common Shareholders     ($30,314)   ($39,994)  $30,314     ($39,994)    ($54,006)     $39,994     ($54,006)
                                              =========   =========  =======     =========    =========     =======     =========






                 Condensed Consolidating Statement of Operations
                        Three Months ended March 31, 2000
                                   (Unaudited)
                                 (in thousands)


                                                                           Consolidated                                 Consolidated
                                         Subsidiary  Motient                 Motient     Motient        XM                 Motient
                                         Guarantors  Holdings Eliminations   Holdings    Parent       Radio  Eliminations  Parent
                                         ----------  -------- ------------   --------    ------       -----  ------------  ------
REVENUES
     Services                              $17,152        $--    $ --       $17,152       $300            --     $(300)   $17,152
     Sales of equipment                      5,018         --      --         5,018         --            --        --      5,018
                                             -----         --      --         -----         --            --        --      -----
       Total Revenues                       22,170         --      --        22,170        300            --      (300)    22,170

COSTS AND EXPENSES

   Cost of service and operations           18,018         --      --        18,018         --            --        --     18,018
   Cost of equipment sold                    5,256         --      --         5,256         --            --        --      5,256
   Sales and advertising                     6,225         --      --         6,225          1            --        --      6,226
   General and administrative                5,217        335      --         5,552        275        16,385      (300)    21,912
   Depreciation and amortization             8,829         --      --         8,829         --           503      (238)     9,094
                                             -----         -- -------         -----         --           ---      -----     -----
   Operating Loss                          (21,375)      (335)     --       (21,710)        24       (16,888)      238    (38,336)

Interest and Other Income                       90      5,076  (3,843)        1,323        (20)        4,150      (251)     5,202
Gain on Note Payable to Related Party
                                                --         --      --            --     36,779            --        --     36,779
Minority Interest                               --         --      --            --         --            --     7,342      7,342
Equity in Loss of Subsidiaries                  --    (25,684) 25,684            --    (40,660)           --    40,660         --
Interest Expense                            (4,399)   (13,419)  3,843       (13,975)    (1,255)          (2)       251    (14,981)
                                            -------   --------  -----       --------   --------    ---------       ---    --------
Loss before Extraordinary item             (25,684)   (34,362) 25,684       (34,362)    (5,132)     (12,740)    48,240     (3,994)
XM Radio Preferred Stock Dividend               --         --      --            --       (506)      (1,472)     1,472       (506)
                                         ---------  --------- -------      ---------   --------     --------   --------   --------
Net Loss                                 ($25,684)  ($34,362) $25,684      ($34,362)   ($5,638)    ($14,212)   $49,712    ($4,500)
                                         =========  ========= =======      =========   ========    =========   ========   ========


                 Condensed Consolidating Statement of Cash flow
                        Three Months Ended March 31, 2001
                                   (Unaudited)
                                 (in thousands)

                                                                                  Consolidated                       Consolidated
                                             Subsidiary   Motient                   Motient     Motient                 Motient
                                             Guarantors   Holdings  Eliminations    Holdings    Parent  Eliminations    Parent
                                             ----------   --------  ------------ ------------   ------  ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                       ($30,314)  ($39,994)  $30,314     ($39,994)    ($54,006)     $39,994     ($54,006)
Adjustments to reconcile net
loss to net cash (used in)
provided by operating activities:
Amortization of Guarantee Warrants
  and debt discount and issuance costs               --      1,584        --        1,584        1,169           --        2,753
Depreciation and amortization                     9,077         --        --        9,077         (527)          --        8,550
Non cash stock compensation                         595         --        --          595           --           --          595
Extraordinary loss on extinguishment
  of debt                                            --         --        --           --        1,033           --        1,033
Equity in loss of XM Radio                           --         --        --           --       12,472           --       12,472
Loss on sale of XM Radio stock                       --         --        --           --          407           --          407
Changes in assets  & liabilities
  Inventory                                      (2,964)        --        --       (2,964)          --           --       (2,964)
  Trade accounts receivable                      (7,562)        --        --       (7,562)          --           --       (7,562)
  Other current assets                             (538)        --        --         (538)         109           --         (429)
  Accounts payable and accrued expenses           8,431        (94)       --        8,337          121           --        8,458
  Accrued interest on Senior Note                    --     10,259        --       10,259           --           --       10,259
  Deferred trade payables                        (1,380)        --        --       (1,380)          --           --       (1,380)
  Deferred Items--net                             1,955         --        --        1,955         (710)          --        1,245
                                                  -----         --        --        -----         -----          --        -----
Net cash (used in) provided by operating        (22,700)   (28,245)   30,314      (20,631)     (39,932)      39,994      (20,569)
activities
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property & equipment              (3,254)        --        --       (3,254)          --           --       (3,254)
  Proceeds from the sale of XM Radio stock           --         --        --           --       33,539           --       33,539
  Purchase of long-term, restricted                 320       (539)       --         (219)        (126)          --         (345)
                                                    ---       -----       --         -----        -----      ------         -----
investments
  Net cash provided by (used in) investing       (2,934)      (539)       --       (3,473)      33,413           --       29,940
activities
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from stock issuances                      --         --        --           --          259           --          259
  Funding from parent/subsidiary                 32,764     22,784   (30,314)      25,234       14,760      (39,994)          --
  Principal payments under capital leases          (751)        --        --         (751)          --           --         (751)
  Principal payments under vendor lease          (1,066)        --        --       (1,066)          --           --       (1,066)
  Proceeds from bank financing                       --      6,000        --        6,000           --           --        6,000
  Repayment of bank financing                        --         --        --           --       (8,500)          --       (8,500)
                                                     --         --        --      -------       -------          --       -------
  Net cash provided by (used in) financing       30,947     28,784   (30,314)      29,417        6,519      (39,994)      (4,058)
  activities
  Net increase in cash and cash equivalents       5,313         --        --        5,313           --           --        5,313
CASH & CASH EQUIVALENTS, beginning of
  period                                          2,520         --        --        2,520           --           --        2,520
                                                  -----         --        --        -----                                  -----
CASH & CASH EQUIVALENTS, end of period          $ 7,833       $ --       $--      $ 7,833         $ --         $ --      $ 7,833
                                                =======       ====        ==      =======         ====         ====      =======

                 Condensed Consolidating Statement of Cash Flow
                        Three Months Ended March 31, 2000
                                   (Unaudited)
                                 (in thousands)


                                                                           Consolidated                                 Consolidated
                                         Subsidiary  Motient                 Motient     Motient        XM                 Motient
                                         Guarantors  Holdings Eliminations   Holdings    Parent       Radio  Eliminations  Parent
                                         ----------  -------- ------------   --------    ------       -----  ------------  ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                 ($25,684)  ($34,362) $25,684      ($34,362)    ($5,132)   ($12,740)  $48,240       ($3,994)
Adjustments to reconcile net loss to
 net cash (used in) provided by
 operating activities:
Amortization of Guarantee Warrants
 and debt discount and issuance costs          --      1,342       --         1,342       1,600         --         --         2,942
Depreciation and amortization               8,829         --       --         8,829          --        503       (238)        9,094
Non-cash stock compensation of XM Radio        --         --       --            --          --        658         --           658
Gain on conversion of note payable
 to related party                              --         --       --            --     (36,779)        --         --       (36,779)

Minority Interest                              --         --       --            --          --         --     (7,342)       (7,342)
  Changes in assets & liabilities
   Inventory                               (7,424)        --       --        (7,424)         --         --         --        (7,424)
   Accounts receivable--trade                (584)        --       --          (584)         --                    --          (584)
   Other current assets                      (767)        --       --          (767)         60       (123)        --          (830)
   Accounts payable and accrued expenses  (15,901)    10,262       --        (5,639)       (704)     4,490         --        (1,853)
   Accrued interest on Senior Notes            --     10,259       --        10,259          --                    --        10,259
   Deferred trade payables                 (1,842)        --       --        (1,842)         --                    --        (1,842)
   Deferred Items--net                      1,276         --       --         1,276        (119)        --         --         1,157
                                            -----   ---------      --         -----        -----        --         --         -----
   Net cash (used in) provided by
    operating activities                  (42,097)   (12,499)  25,684       (28,912)    (41,074)    (7,212)    40,660       (36,538)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property & equipment        (4,896)        --       --        (4,896)         --     (4,929)        --        (9,825)
  System under construction                    --         --       --            --          --    (62,422)        --       (62,422)
  Net Maturity of short-term investments       --         --       --            --          --     69,472         --        69,472
  Other investing activities of XM Radio       --         --       --            --          --    (18,493)        --       (18,493)
  Purchase of long-term, restricted
   investments                             (2,180)    (1,234)      --        (3,414)       (593)  (123,416)        --      (127,423)
                                           -------    -------      --        -------       -----  ---------        --      ---------
  Net cash (used in) provided by
   investing activities                    (7,076)    (1,234)      --        (8,310)       (593)  (139,788)        --      (148,691)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of
   Common Stock                                --         --       --            --       5,168    229,093         --       234,261
  Funding from parent                      51,112    (21,267) (25,684)        4,161      36,499         --    (40,660)           --
  Principal payments under
   capital leases                          (1,627)        --       --        (1,627)         --         --         --        (1,627)
  Principal payments under vendor
   Financing                                 (494)        --       --          (494)         --         --         --          (494)
  Proceeds from bank financing                 --     35,000       --        35,000          --         --         --        35,000
  Proceeds from Senior Secured
   Notes and Stock Purchase Warrants           --         --       --            --          --    325,000         --       325,000
  Debt issuance costs                          --         --       --            --          --     (9,754)        --        (9,754)
                                               --         --       --            --          --    -------         --        -------
  Net cash provided by (used in)
   financing activities                    48,991     13,733  (25,684)       37,040      41,667    544,339    (40,660)      582,386

  Net increase in cash and
   cash equivalents                          (182)        --       --          (182)         --    397,339         --       397,157
  CASH & CASH EQUIVALENTS,
   beginning of  period                       776         --       --           776          --     50,698         --        51,474
                                              ---         --       --           ---          --     ------         --        ------
  CASH & CASH EQUIVALENTS,
   end of period                             $594        $--      $--          $594        $ --   $448,037        $--      $448,631
                                             ====        ===      ===          ====        ====   ========        ===      ========


                          PART I- FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains and incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements regarding our expected financial position and operating results, our business strategy and our financing plans are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," "project," or "intend." These forward-looking statements reflect our plans, expectations and beliefs and, accordingly, are subject to certain risks and uncertainties. We cannot guarantee that any of such forward-looking statements will be realized.

Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements ("Cautionary Statements") include, among others, those described under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview," and elsewhere in this quarterly report, including in conjunction with the forward-looking statements included in this quarterly report. All of our subsequent written and oral forward-looking statements (or statements that may be attributed to us) are expressly qualified by the Cautionary Statements. You should carefully review the risk factors described in our other filings with the Securities and Exchange Commission (the "SEC") from time to time, including our registration statement on Form S-3 (File No. 333-42104), our most recent annual report on Form 10-K, and our quarterly reports on Form 10-Q to be filed after this quarterly report, as well as our other reports and filings with the SEC. In addition, you are urged to carefully review the prospectus (including supplements) included within the registration statement (File No. 333-47570) of XM Satellite Radio Holdings Inc. ("XM Radio"), and XM Radio's current report on Form 8-K dated February 21, 2001 (File No. 0-27441), each filed with the SEC, which describe certain risk factors relating to XM Radio's business, as well as XM Radio's other reports filed from time to time with the SEC.

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

We also have a less-than 100% interest in Mobile Satellite Ventures LLC (Satellite Ventures), and XM Satellite Radio Holdings Inc. (XM Radio), which are not consolidated with Motient.

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

Our eLink service is a two-way wireless email device and electronic organizer that uses our terrestrial network. We provide our eLink brand two-way wireless email service to customers accessing email through corporate servers, Internet Service Providers ("ISP"), Mail Service Provider ("MSP") accounts, and paging network suppliers. In November 2000, we launched our BlackBerry TM by Motient solution specifically designed for large corporate accounts operating in a Microsoft Exchange environment. BlackBerry TM is a popular wireless email solution developed by Research in Motion ("RIM") and is being provided on the Motient network under license from RIM.

We expect that our rollout of eLink and BlackBerry TM by Motient will require a significant investment of financial resources. We believe that the market opportunity represented by these wireless data offerings is substantial, and we have decided to focus the majority of our available future resources on expanding our wireless data business. As a result of these factors, and in light of our previously-announced transactions involving Mobile Satellite Ventures LLC, we expect that the future level of investment in our voice business and satellite-related product lines will decrease as a percentage of our overall investment. While we expect that this shift in resources will ultimately yield an increase in our customer base, we expect that it will have the effect of driving down average revenue per unit as the percentage of voice customers decreases.

Sale of Retail Transportation Business

In an effort to focus our business on providing wireless data services, we sold our retail transportation assets to Aether Systems, Inc. ("Aether") on November 29, 2000. Aether purchased the assets comprising our wireless communications business for the transportation market, including the satellite-only and MobileMAX2(TM) multi-mode mobile messaging business. Aether acquired all of the assets used or useful in the retail transportation business, and assumed the related liabilities. Aether also purchased the existing inventory in the business, and was granted a perpetual license to use and modify any intellectual property owned by or licensed to us in connection with the retail transportation business. See "Liquidity and Capital Resources" for further details of this transaction.

XM Radio

As of December 31, 2000, we had an equity interest of approximately 33.1% (or 21.3% on a fully diluted basis) in XM Satellite Radio Holdings Inc. ("XM Radio"), a public company; and, as of December 31, 2000 we controlled XM Radio through our Board of Director membership and common stock voting rights. As a result, all of XM Radio's results for the calendar year 2000 have been included in our consolidated financial statements. In January 2001, pursuant to Federal Communication Commission ("FCC") approval authorizing Motient to relinquish control of XM Radio, the number of directors that we appointed to XM Radio's Board of Directors was reduced to less than 50% of XM Radio's directors, and we converted a portion of our super-voting Class B Common Stock of XM Radio to Class A Common Stock. As a result, we ceased to control XM Radio, and, as of January 1, 2001, we have accounted for our investment in XM Radio pursuant to the equity method. As of March 31, 2001, we had an equity interest of approximately 25.3% (15% on a fully diluted basis) in XM Radio.

Satellite Ventures

On June 29, 2000, we formed a new joint venture subsidiary, Satellite Ventures, in which we own 80% of the membership interests. The remaining 20% interests in Satellite Ventures are owned by three investors controlled by Columbia Capital, Spectrum Equity Investors LP, and Telcom Ventures L.L.C. (collectively, the "Investors"). Satellite Ventures is using our existing satellite network to conduct research and development activities and exploring the technical, strategic, and market potential of new wireless voice and data communications services.

In January 2001, we entered into an agreement, subject to certain conditions, to amend in several respects the terms of our June 2000 transaction involving Satellite Ventures. First, the Investors agreed, subject to certain conditions, to invest an additional $50 million to become (in the aggregate) the owners of 40% of the outstanding interests of Satellite Ventures. The Investors will also have an option, exercisable through June 29, 2002, for an additional $40 million, to increase their ownership in Satellite Ventures to 50.66% (with each individual Investor's stake being less than 20%). Second, upon closing of the transaction, TMI Communications & Company Limited Partnership ("TMI"), the Canadian satellite services provider, will contribute its satellite communications business assets to Satellite Ventures, along with our satellite business assets. TMI will become the owner of approximately 27% of the outstanding equity of Satellite Ventures. Upon closing of these transactions, which is not scheduled to occur until FCC approval is received, we will sell our remaining satellite assets to Satellite Ventures, and will own approximately 33% of the outstanding interests and be the largest single shareholder of Satellite Ventures.

Our significant acquisitions in recent years, the sale of the retail transportation assets to Aether Systems in 2000, and the impact of consolidating the results of XM Radio for 2000, make period to period comparison of our financial results less meaningful, and therefore, you should not rely on them as an indication of future operating performance.

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

Our future operating results could be adversely affected by a number of uncertainties and factors, including:

o our ability to secure additional financing necessary to fund anticipated capital expenditures, operating losses and debt service requirements, and our dependence on selling XM Radio shares and certain limitations thereon,
o the timely roll-out of certain key customer initiatives and the launch of new products or the entry into new market segments, which may require us to continue to incur significant operating losses,
o our ability to realize the earn-out and escrow deferred payments under the Aether transaction,
o    our ability to fully recover the value of our inventory in a timely manner,
o our ability to gain market acceptance of new products and services, including our new product offerings, eLink, BlackBerryTM by Motient, and eLink Fortified with Yahoo!
o our ability to respond and react to changes in our business and the industry because we have substantial indebtedness,
o our ability to modify our organization, strategy and product mix to maximize the market opportunities as the market changes, o our ability to manage growth effectively,
o competition from existing companies that provide services using existing communications technologies and the possibility of competition from companies using new technology in the future,
o our ability to maintain, on commercially reasonable terms, or at all, certain technologies licensed from third parties,
o    the loss of one or more of our key customers,
o    our ability to attract and retain key personnel,
o the timely availability of an adequate supply of subscriber equipment at competitive price points, o our dependence on third party distribution relationships to provide access to potential customers, o our ability to expand our networks on a timely basis and at a commercially reasonable cost, or at all, as additional future demand increases,
o our ability to maintain our listing on the Nasdaq National Market and the impact that would have on an investor's ability to sell shares,
o    regulation by the FCC, and
o technical anomalies that may occur within the network, including product development, which could impact, among other things, customer performance, satisfaction and revenue under contractual arrangements with certain customers, or the operation of the satellite network and the cost, scope or availability of in-orbit insurance.

We have a significant investment in XM Radio which may be affected by certain risks which, in turn, may impact the market price of our stock. For an expanded discussion of XM Radio's risk factors, please refer to XM Radio's most recently filed prospectus (including supplements thereto), its most recent Annual Report on Form 10-K, and its other reports filed from time to time with the SEC.

XM Radio is a development stage company with no revenues, and its business is subject to a number of significant risks and uncertainties including the following:

o the ability to obtain additional financing necessary to complete the build out of its system and maintain operations until such time as it can reach cash flow positive,
o premature failure of XM Radio's satellites that may not be fully covered by insurance, or natural disasters that could damage the service network or ground facilities for which there are no backups,
o the failure by satellite and launch contractors to deliver functioning systems in a timely manner, for which XM Radio may not have adequate remedies,
o the ability of XM Radio to successfully integrate complex technologies into a technologically feasible configuration, as well as rapid technological changes that could make XM Radio's service obsolete,
o the timely availability of XM Radio's subscriber equipment at competitive prices,
o competition from traditional and emerging audio entertainment providers or the potential for customers to steal their signals, which could adversely affect revenues,
o    the ability of XM Radio to gain market acceptance of its service,
o the ability of XM Radio to achieve profitability given certain distribution agreement obligations and joint development funding requirements,
o the ability to maintain, on commercially reasonable terms, or at all, certain technologies licensed from third parties,
o the ability to respond and react to changes in their business and the industry because of their substantial debt,
o    the ability to attract and retain key employees,
o    regulation by the FCC, and
o the potential impact to its stock price as a result of certain preferred stockholder rights and potential future issuances of common stock.


Three Months Ended March 31, 2001 and 2000

Revenue and Subscriber Statistics

Service revenue, which includes our data, voice, and capacity reseller services, approximated $18.0 million for the three months ended March 31, 2001, which constituted an $800,000, or 5% increase over the first quarter of 2000. The increase in service revenues was attributable to a 50% increase in subscribers, partially offset by a significant reduction in average revenue per unit ("ARPU") in most market segments.

                                                    Three Months Ended March 31,
     Summary of Revenue                             2001              2000            Change          % Change
                                                    ----              ----            ------          --------
                                                                 (in millions)
     Wireless internet                              $2.0              $0.3              $1.7           567
     Field services                                  5.9               7.0              (1.1)          (16)
     Transportation                                  4.1               4.9              (0.8)          (16)
     Telemetry                                       0.7               1.1              (0.4)          (36)
     Voice and other                                 5.3               3.9               1.4            36
     Equipment                                       5.4               5.0               0.4             8
                                                  ------             -----              ----
         Total                                    $ 23.4             $22.2              $1.2             5
                                                  ======             =====              ====


Our service revenue increased as a result of approximately 75,000 additional subscribers at March 31, 2001, as compared to March 31, 2000, broken down as follows:

                                 As of March 31,
                                                2001              2000           Change      % Change
                                                ----              ----           ------      --------
        Wireless internet                     63,102             6,234           56,868         912
        Field services                        45,070            44,885              185          --
        Transportation                        74,237            62,711           11,526          18
        Telemetry                             18,059            13,923            4,136          30
        Voice and other                       25,563            23,280            2,283          10
                                              ------            ------            -----
          Total                              226,031           151,033           74,998          50
                                             =======           =======           ======         ===

As is common in our industry, we report subscriber information and ARPU per month statistics. Although these measures are not recognized under Generally Accepted Accounting Principles ("GAAP"), we believe that this information helps to demonstrate important trends in our business.


                                                                                   Average Revenue Per Unit
                                                         Subscribers                   As of March 31,
                                                       As of March31,
                                                    2001             2000            2001            2000
                                                    ----             ----            ----            ----
                  Wireless internet                63,102           6,234            $12              $22
                  Field services                   45,070          44,885             43               51
                  Transportation                   74,237          62,711             18               28
                  Telemetry                        18,059          13,923             14               25
                  Maritime                          6,288           6,030             47               68
                  Other                            19,275          17,250             77               53
                                                  -------         -------
                           Total                  226,031         151,033            $28              $39
                                                  =======         =======


Summary of Quarter over Quarter Revenue

o The growth in wireless internet revenue reflects the overall growth in the number of units, offset by ARPU reductions as a result of a shift towards more reseller pricing contracts. Our eLink product was introduced in late 1999 and did not begin to achieve a material growth rate until the middle of 2000 as certain reseller initiatives were launched.
o The decrease in revenue from field services reflects contract renewal rate reductions that occurred in the first quarter of 2001.
o The decrease in revenue from our transportation product was primarily the result of the sale of our transportation assets to Aether late in the fourth quarter of 2000 and the resulting decrease in ARPU as we shifted from retail rates to our direct customers, to wholesale rates through Aether. This decrease was partially offset by the increase in the number of units under our United Parcel Service contract.
o The decrease in telemetry revenue reflects the change from a take or pay agreement to a usage based agreement with one customer.
o The growth in voice and other revenue was primarily the result of $1.8 million of revenue earned from our contract to provide Satellite Ventures with satellite capacity as they pursue their research and development program. This increase was partially offset by ARPU decreases in the maritime market.
o The increase in equipment revenue is a result of an increase of approximately $9.0 million in equipment sales for our eLink product lines, offset by (i) a $165,000 decrease in voice equipment sales and (ii) the loss of $2.9 million of equipment sales associated with the sale of our transportation business.


Expenses

                                                  Three Months Ended
                                    March 31,
Summary of Expense                                           2001           2000          Change          % Change
------------------                                           ----           ----          ------          --------
                                                                       (in millions)
Cost of Service & Operations                                 $18.2          $18.0           $0.2               1%
Cost of Equipment Sales                                        5.9            5.3            0.6              11
Sales & Advertising                                            9.6            6.2            3.4              55
General & Administration-core wireless                         6.3            5.5            0.8              15
General & Administration-XM Radio                               --           16.4          (16.4)           (100)
Depreciation & Amortization-core wireless                      8.6            8.8           (0.2)             (2)
Depreciation & Amortization-XM Radio
                                                             -----
                                                                --            0.3           (0.3)           (100)
                                                                --          -----         -------
    Total                                                    $48.6          $60.5         $(11.9)            (20%)
                                                             =====          =====         =======           ======


The results for the quarter ended March 31, 2000, included expenses incurred by XM Radio, as we were required to consolidate their results. As noted above, as of January 1, 2001, we were no longer required to consolidate the results of XM Radio.

Cost of service and operations includes costs to support subscribers and to operate the network. The increase in cost of service and operations was primarily attributable to (i) a 12% increase in communication charges associated with an 13% increase in base stations year over year and (ii) a 28% increase for site rental costs associated with the build out of the terrestrial network. The increases were partially offset by approximately $2.0 million of costs associated with the sale of our transportation assets in late 2000.

The increase in cost of equipment sold for the quarter ended March 31,2001, as compared to the same period in 2000, was a result of our growth in the sales of our eLink product line, which have a lower revenue per unit as compared to voice or transportation equipment, offset by the loss of equipment sales as a result of the sale of our transportation business.

Sales and advertising expenses as a percentage of total revenue were approximately 41% for the first quarter of 2001, compared to 28% for the same period in 2000. The increase in sales and advertising expenses quarter over quarter was primarily attributable to (i) a market awareness advertising campaign in the first quarter of 2001 to heighten our presence in the marketplace and to highlight our new product offerings, (ii) advertising and other costs associated with our roll out of our eLink fortified with Yahoo!(TM) product, and (iii) eLink subscriber acquisition costs.

General and administrative expenses for the core wireless business as a percentage of total revenue were approximately 27% for the first quarter of 2001, compared to 25% for the first quarter of 2000. The increase in 2001 costs over 2000 costs in our core wireless business general and administrative expenses was primarily attributable to the vesting of certain restricted stock grants in the first quarter of 2001.

Depreciation and amortization for the core wireless business was approximately 37% of total revenue for the first quarter of 2001, compared to 40% for the first quarter of 2000. The decrease in depreciation and amortization expense in the first quarter of 2001 was primarily attributable to the sale of our transportation assets in the fourth quarter of 2000 and their associated depreciation.

Interest and other income was $142,000 for the quarter ended March 31, 2001, as compared to $5.2 million (of which $4.1 million was earned by XM Radio) for the quarter ended March 31, 2000. Excluding interest earned by XM Radio, the $900,000 decrease in interest earned by the core wireless business reflects reduced interest earned on our escrow established for the Senior Notes as a result of a lower escrow balance.

We incurred $15.4 million of interest expense in the first quarter of 2001, compared to $15.0 million during the first quarter of 2000. The $400,000 increase for the quarter was a result of (i) a decrease in amortization of warrants and (ii) prepaid interest and debt offering costs due to the debt discount costs that were written off in 2000 and 2001 when we extinguished a portion of debt under the bank facilities. These decreases were partially offset by increased vendor debt and capital lease obligations.

Net capital expenditures for the quarter ended March 31, 2001 for property and equipment were $3.3 million compared to $4.9 million (excluding $4.9 million incurred by XM Radio) for the comparable period in 2000. Expenditures consisted primarily of assets necessary to continue the build out of our terrestrial network.

Net capital expenditures during the first quarter of 2000 for property under construction represented those costs associated with the build out of the XM Radio network.

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

Summary of Liquidity and Financing Sources for Core Wireless Business

Our current operating assumptions and projections reflect our best estimate of subscriber and revenue growth and operating expenses. We anticipate that capital expenditures, operating losses, working capital and debt service requirements through 2001 can be met by (i) cash on hand, (ii) proceeds from the Rare loan (see below) (iii) borrowings available under our vendor financing, (iv) proceeds realized through the sale of inventory relating to eLink and BlackBerry TM, (v) reduction of operating expenditures, (vi) additional debt or equity financing transactions, (vii) our investment in XM Radio, including approximately 4.7 million shares to be available for liquidity and/or debt reduction after giving effect to the Rare Medium merger, and (viii) cash held by Rare that would be available to us if the Rare merger is consummated (see below). Additionally, we have the potential to receive additional funds from the Aether transaction as well as the Satellite Ventures transaction. Our financial results could deteriorate, and our ability to meet our projections is subject to numerous uncertainties, and there can be no assurance that the current projections will be achieved. If our cash requirements are more than projected, we will require additional financing in amounts which may be material. The type, timing and terms of financing that the we select will be dependent upon our cash needs, the availability of other financing sources and the prevailing conditions in the financial markets. We cannot guarantee that additional financing sources will be available at any given time or available on favorable terms. If we cannot secure additional financing as may be required, we may not be able to continue as a going concern.

The successful implementation of our business plan requires substantial funds to finance the maintenance and growth of our operations, network and subscriber base and to expand into new markets. We have an accumulated deficit and have historically incurred losses from operations which are expected to continue for additional periods in the future. There can be no assurance that our operations will become profitable. Additionally, with the overall decline in the telecommunications sector of the capital markets, we have not been able to access the public markets as anticipated. These factors, along with our negative operating cash flows, have placed significant pressures on our financial condition and liquidity position.

In order to work towards adequately funding our projected shortfall, we have executed the following transactions and initiatives in 2001:

o In January and February 2001, we sold, in two separate transactions, 2 million shares of our XM Radio Class A Common Stock, at an average price of $16.77 per share, for total proceeds of $33.5 million. Approximately $8.5 million of the proceeds were used to repay and permanently reduce our bank financing. In exchange for the guarantors agreeing to waive certain debt repayment obligations for the second sale of shares, we and the guarantors have agreed that the first $16.5 million of proceeds received from the earlier of (i) the closing of the Satellite Ventures transaction and (ii) any other reduction event to occur in the year 2002 will be used to pay down the bank financing.

o On April 3, 2001, we received $25 million from Rare Medium Group, Inc. ("Rare Medium"), and issued Rare Medium a note payable at 12.5% annual interest with a maturity date, subject to certain mutually-agreed upon extensions, of September 30, 2001. Additionally, we have the potential to receive up to an additional $25 million of funding on comparable terms; the amount of such second tranche will be based on the market price of XM Radio stock. The notes are collateralized by up to 5 million of our XM Radio shares, and Rare has the option to exchange the notes for a number of XM Radio shares equivalent to the principal of the note plus any accrued interest thereon. Of the first $25 million that we received, we used $6.1 million to repay and permanently reduce our bank financing, and $14.4 million is subject to availability upon the approval of the guarantors.

     As of April 30, 2001, we held approximately 14.7 million shares of XM Radio stock; however, approximately 13.7 million of such shares are pledged to and held by Rare Medium or our banks and guarantors to secure our obligations under our bank financings and the note with Rare Medium. There is no guarantee that the banks and guarantors would agree to release any portion of their share of this security to permit us to liquidate our XM Radio shares, or that such approval would be on terms favorable to us. Further, our ability to sell our shares of XM Radio stock in the public markets is generally limited to the quarterly volume restrictions under Rule 144 of the Securities Act.

     The carrying value of our investment in XM Radio pursuant to the equity method of accounting was $229.0 million (or $15.52 per share) as of March 31, 2001. As of May 9, 2001, the market price of XM Radio common stock was $11.40 per share, $4.12 per share less than our carrying value. Taking into consideration market and other appropriate factors, we do not believe that other than a temporary decline in the value of our investment in XM Radio has occurred and, accordingly, we have not recognized a loss; however, we cannot guarantee that a loss will not be recognized in the future.

o    In  April  2001  we  undertook  certain  capital  and  expense  reductions, principally in the areas of employee hiring, advertising and capital spending. We believe that these reductions may result in up to approximately $15 million of savings in 2001, while not reducing our ability to sell our products or lower our service levels.

o Additionally, on May 14, 2001, we signed a definitive merger agreement with Rare Medium through which we will acquire 100% of the ownership of Rare Medium, using a combination of newly issued convertible preferred stock and 9 million shares of XM Radio Class A common stock that we hold. In the transaction, each share of Rare Medium's existing common stock will be exchanged for one-tenth of a share of a new series of our convertible preferred stock with a liquidation preference of $20.00 per share. Each share of convertible preferred stock will, in turn, automatically convert into 6.4 shares of our common stock, upon our stock trading above $3.125 per share. We expect that approximately 41 million new shares of our common stock would be issued upon such automatic conversion.

     As part of the merger transaction, the Company will deliver 9 million shares of XM Radio Class A common stock owned by it, plus approximately $13 million in cash, to retire all outstanding shares of preferred stock of Rare Medium, which are held by affiliates of Apollo Management L.P. If the sum of the value of the XM Radio shares plus the cash is less than $115 million, the Company will issue a three-year promissory note to Apollo in the amount of any deficiency, which note will be secured by a second lien on the assets securing the Company's guaranteed bank debt. The principal amount of this note will be subject to a downward re-adjustment on September 30, 2001, based on the then-current market value of XM Radio stock.

     The combined company will provide wireless email, internet and corporate intranet services, as well as software consulting, web based development, wireless software, and network integration services. The merged companies will operate as Motient Corporation and will be headquartered in Reston, Virginia.

     As of April 30, 2001, Rare Medium had approximately $100 million in cash. A portion of any cash that remained at Rare Medium at the time of closing would be used as follows: (i) to repay and permanently reduce the Term Facility and Revolver by $34 million, (ii) approximately $13 to $14 million to affiliates of Apollo Management L.P. (Rare Medium's preferred shareholder) to enable Apollo to replace Baron Capital and Singapore Telecom as Guarantors, and (iii) to fund the combined business. Further, the guarantors have required as a condition to the transaction that we sell 1million XM Radio shares to be used as a 100% reduction in the Bank Facility by September 30, 2001. Hughes has the right to defer the sale of these shares beyond September 30th.

     The merger agreement provides that if necessary for liquidity purposes prior to consummation of the merger, and subject to certain conditions, we may either draw upon the second $25 million tranche under our bridge loan agreement with Rare Medium announced in April 2001, or sell up to 2 million additional XM Radio shares, with 50% of such proceeds to be used to repay the bank financing facility. Upon closing of the transaction, the bridge loans with Rare Medium would be cancelled and any shares of XM Radio stock used to secure such loans would be released by Rare Medium and returned to the guarantor collateral pool.

     Upon consummation of the merger, the combined companies are expected to be funded through 2001. It is expected that the Company will enter 2002 with the following additional potential sources of liquidity: (i) up to 4.7 million XM Radio shares, (ii) cash on hand at year-end, (iii) potential to earn up to $22.5 million as a result of the purchase price earn-up from the Aether Systems transaction, all of which would be required to repay debt,
     (iv) the potential for $45 million from the second investment of the Mobile Satellite Ventures' investors, half of which is required to be used to repay debt, and (v) the potential to sell for cash and some portion of the Rare Medium venture portfolio. It is also expected that the level of guaranteed debt at year-end 2001 will be reduced to less than $50 million. The foregoing statements regarding potential sources of liquidity are subject to the risks and uncertainties described above under "Summary of Liquidity and Financing Sources for Core Wireless Business."

     The consummation of the merger is subject to receipt of all necessary regulatory approvals and consents, including approvals under the Hart-Scott-Rodino Antitrust Improvements Act, bank approvals and Rare Medium and Motient shareholder approvals.

Our other current financing arrangements are summarized below:

o A $108.75 million bank financing facility, consisting of (i) a $77.25 million unsecured five-year reducing revolving credit facility, none of which was available for borrowing as of March 31, 2001, and (ii) a $31.5 million five-year term loan facility, with up to three additional one-year extensions subject to the lenders' approval, which is secured by our assets, principally our stockholdings in XM Radio. The bank financing is severally guaranteed by Hughes Electronics Corporation, Singapore Telecommunications Ltd., and Baron Capital Partners, L.P. Both facilities bear interest, generally, at 100 basis points above London Interbank Offered Rate C LIBOR. Certain proceeds that we may receive are required to be used to repay and reduce the bank financing, unless otherwise waived by the lenders and the guarantors. As of March 31, 2001, we had outstanding borrowings of $31.5 million under the term loan facility at approximately 6.2%, and $77.25 million under the revolving credit facility at rates ranging from 6.0% to 8.0%. On April 11, 2001, as a result of the Rare Medium Loan, we reduced our term loan facility by an additional $6.125 million, and had a balance outstanding on the term loan of $25.375 million as of April 30, 2001. Additionally, in connection with the bank financing, we entered into an interest rate swap agreement which reduced the impact of interest rate increases on the term loan facility. Under the swap agreement, which expired in March 2001, we received an amount equal to LIBOR plus 50 basis points, paid directly to the banks on a quarterly basis, on a notional amount of $41 million until the termination date of March 31, 2001.

     As noted below, any proceeds we receive from the Aether escrow or earn-out will be used to repay and permanently reduce the revolving credit facility. Additionally, the first $30.75 million of funds from the closing of the second Satellite Venture's transaction, if successful, will be used to repay and permanently reduce the revolving credit facility.

o A vendor financing commitment from Motorola, Inc., a stockholder, to provide up to $15 million of vendor financing to finance up to 75% of the purchase price of additional terrestrial network base stations. Loans under this facility bear interest at a rate equal to LIBOR plus 7.0% and are guaranteed by Motient and each of its wholly-owned subsidiaries. The terms of the facility require that amounts borrowed be secured by the equipment purchased therewith. As of April 30, 2001, there was $2.2 million available for borrowing under this facility.

o $9.6 million capital lease for network equipment acquired in July 2000. The lease has a term of three years and an effective interest rate of 14.718%.

o $335 million of senior notes issued in 1998, at the time of the Motient Communications Acquisition. The notes bear interest at 12.25% annually and are due in 2008. A portion of the net proceeds of the sale of the notes was used to finance pledged securities that are intended to provide for the payment of the first six interest payments on these notes, the last of which was made on April 2, 2001. Interest payments are due semi-annually, in arrears, and began on October 1, 1998. The notes were issued by a subsidiary of Motient, and are fully guaranteed by Motient.

o We have also arranged the financing of certain trade payables, and as of April 30, 2001, $400,000 of a deferred trade payable was outstanding at a rate of 7.24% and is payable by the end of 2001.


Sale of Retail Transportation Business to Aether Systems

In November 2000, we sold our retail transportation assets to Aether Systems, Inc. The purchase price for these assets was $45 million, plus the then-current book value of the inventory for the business. All of this amount was paid at closing, except for $10 million which was deposited in an escrow account and will be released to Motient upon satisfaction of certain criteria with respect to MobileMAX2(TM), and $3.7 million which was held back and will be paid to us upon collection of certain accounts receivable. In addition, we have the opportunity to receive up to an additional $22.5 million as an "earn-out" payment, subject to the satisfaction of certain operating results for the business during 2001. Of the proceeds received at closing, $20 million was used to immediately repay and permanently reduce the revolving credit facility.
Proceeds, if any, from the $10 million escrow and the $22.5 million earn-out will be recorded as additional purchase consideration when received and will also be used to repay and permanently reduce the revolving credit facility.

Commitments

At March 31, 2001, we had remaining contractual commitments to purchase eLink and other subscriber equipment inventory in the amount of $9.6 million. Additionally, we have entered into product development agreements for the purchase of engineering services and for licenses to be used in future applications of our eLink product. Should the engineering effort prove successful, we have committed to purchase additional subscriber inventory. These commitments, including the inventory commitment, total approximately $3.6 million and will be paid during 2001. Should we decide to cancel these agreements, we would incur cancellation penalties of any remaining unpaid license and non-recurring engineering fees, the cost of any non-refundable components purchased on our behalf, plus fifty-percent of any remaining inventory commitment. As of March 31, 2001, this cancellation penalty would have been approximately $3.3 million.

The aggregate fixed and determinable portion of all commitments for inventory purchases and other fixed contracts, related to the core wireless business, is $15.4 million, all of which is due in 2001.

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

Under the terms of the bank facility waivers received by Motient in connection with the January 2001 agreement, approximately $30.75 million of all amounts to be received by Motient from Satellite Ventures in connection with Motient's sale of its satellite business assets to Satellite Ventures, including the $45 million in cash and $15 million note receivable, will be used to repay outstanding amounts, and permanently reduce commitments, under Motient's revolving credit facility.

Summary of Cash Flow for the quarters ended March 31, 2001 and March 31, 2000

                                                             Quarter Ended
                                                            March 31, 2001                 Quarter Ended March 31, 2000 (1)
                                                            ---------------                --------------------------------
                                                            Core Business         Core Business        XM Radio    Consolidated
Cash Used In Operating Activities                             ($20,569)            ($29,326)            ($7,212)       ($36,538)

Cash Provided by Investing                                      29,940               (8,903)           (139,788)       (148,691)

Cash Used in Financing Activities:
      Equity issuances                                             259                5,168             229,093         234,261
      Debt payments on capital leases, vendor financing         (1,817)              (2,121)                 --          (2,121)
      Net funding from (repayment of) notes                     (2,500)              35,000             325,000         360,000
      Other                                                         --                   --              (9,754)         (9,754)
                                                                -------             -------              -------         -------
Total Used in Financing Activities                              (4,058)              38,047             544,339         582,386
                                                                -------              ------             -------         -------

Total Change in Cash                                            $5,313                ($182)           $397,339        $397,157
                                                                ======                ======           ========        ========

Cash and Cash Equivalents                                       $7,833                 $594            $448,037        $448,631
Working Capital                                                  5,205               50,065             466,574         516,639
Restricted Investments included in working capital              20,923               41,038              58,817          99,855


(1) As noted above, the three-month period ended March 31, 2000, includes the results of XM Radio. As of January 1, 2001, results of XM Radio were recorded on an equity basis.

The $8.8 million decrease in cash used in operating activities for the core business was primarily attributable to working capital changes primarily within accounts payable.

The $38.8 million increase in cash used in investing activities of the core business was primarily attributable to the sale of 2 million shares of our XM Radio stock for net proceeds of approximately $33.5 million, partially offset by the purchase, in the first quarter of 2000, of certain restricted investments.

The $42.1 million decrease in cash provided by financing activities in the core business was a result of (i) the reduction in proceeds from the exercise of stock option and warrants in the amount of $5.2 million in the first quarter of 2000, as compared to $259,000 in the first quarter of 2001 and (ii) a difference of $36.5 million in net bank financings from the first quarter of 2000 as compared to the first quarter of 2001. This change in the use of bank financings was offset by the sale of XM Radio stock, noted above.

Other

All of our wholly owned subsidiaries are subject to financing agreements that limit the amount of cash dividends and loans that can be advanced to Motient Parent. At March 31, 2001, all of the subsidiaries' net assets were restricted under these agreements. These restrictions will have an impact on our ability to pay dividends.


Regulation

On  November  30,  1999,  the  FCC  granted  two   applications   to  use  TMI's
Canadian-licensed system to provide service in the United States to up to 125,000 mobile terminals. TMI's system operates in the MSS L-band and has a satellite footprint that covers the United States. We appealed the FCC's grant of these applications to the United States Court of Appeals for the D.C. Circuit, but the court upheld the FCC's grant. TMI's entry into the domestic U.S. marketplace may increase TMI's demand for spectrum in the international coordination process and otherwise make it more difficult for us to secure access to 20 MHz of spectrum. Since the initial grant to use TMI's system, the FCC has granted an additional application to use TMI's system and may grant others. The FCC is also currently considering applications to access the Inmarsat satellite system in the L-band to provide mobile satellite service in the United States, which may further adversely impact Motient's ability to coordinate spectrum access.

On January 16, 2001, we amended our pending application with the FCC to launch and operate a second-generation mobile satellite system in numerous respects to seek FCC approval for the transactions involving Satellite Ventures, including the combination of our satellite communications business with TMI. This application has been opposed by a number of parties, some of which argue that
(i) the combination of our satellite business with that of TMI will decrease competition; (ii) our proposed use of terrestrial base stations will cause unacceptable interference to other L-band satellites; and (iii) the FCC should reallocate spectrum in the L-band to terrestrial use. There is no assurance that the FCC will grant our application.

Accounting Standards

In September 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") which requires the recognition of all derivatives as either assets or liabilities measured at fair value. This statement was originally effective for the year ended December 31, 2000. In September 1999, FASB issued Statement No. 137, which deferred the effective date of SFAS No. 133 until fiscal years beginning after September 15, 2000. In June 2000, FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS No. 133. This Statement limits the scope to certain derivatives and hedging activities. The effective date of SFAS No. 138 is for fiscal years beginning after September 15, 2000. The adoption of SFAS No. 138 in the first quarter of 2001 did not have a material impact on our financial position, results of operations and cash flows.

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

Item 6.           Exhibits and Reports on Form 8-K

(a)            Exhibits

10.30e     -   Letter  Agreement  dated  April 2, 2001,  between the Company and
               Hughes Electronics Corporation, Baron Capital Partners, L.P., and
               Singapore Telecommunications Ltd. (filed herewith).

10.32c     -   Letter  Agreement  dated  April 2, 2001,  between the Company and
               Hughes Electronics Corporation, Baron Capital Partners, L.P., and
               Singapore Telecommunications Ltd. (filed herewith).

10.34i     -   Waiver, dated April 2, 2001, under the Term Credit Agreement,  by and among the Company, Morgan Guaranty Trust Company of New York,
               Toronto Dominion (Texas), Inc., and the other banks party thereto
               (filed herewith).

10.35h     -   Waiver,   dated  April  2,  2001,   under  the  Revolving  Credit
               Agreement,  by and  among the  Company,  Motient  Holdings  Inc.,
               Morgan  Guaranty  Trust  Company  of New York,  Toronto  Dominion
               (Texas),   Inc.,   and  the  other  banks  party  thereto  (filed
               herewith).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MOTIENT CORPORATION
                                        (Registrant)


May 15, 2001                            /s/W. Bartlett Snell
                                        --------------------
                                        W. Bartlett Snell
                                        Senior Vice President and
                                          Chief Financial Officer
                                          (principal financial and accounting
                                           officer and duly authorized officer
                                           to sign on behalf of the registrant)

                                  EXHIBIT INDEX

Number         Description


10.30e     -   Letter  Agreement  dated  April 2, 2001,  between the Company and
               Hughes Electronics Corporation, Baron Capital Partners, L.P., and
               Singapore Telecommunications Ltd. (filed herewith).

10.32c     -   Letter  Agreement  dated  April 2, 2001,  between the Company and
               Hughes Electronics Corporation, Baron Capital Partners, L.P., and
               Singapore Telecommunications Ltd. (filed herewith).

10.34i     -   Waiver, dated April 2, 2001, under the Term Credit Agreement,  by and among the Company, Morgan Guaranty Trust Company of New York,
               Toronto Dominion (Texas), Inc., and the other banks party thereto
               (filed herewith).

10.35h     -   Waiver,   dated  April  2,  2001,   under  the  Revolving  Credit
               Agreement,  by and  among the  Company,  Motient  Holdings  Inc.,
               Morgan  Guaranty  Trust  Company  of New York,  Toronto  Dominion
               (Texas),   Inc.,   and  the  other  banks  party  thereto  (filed
               herewith).