Form 10-Q
period 2001-06-30
MOTIENT CORP
filed 2001-08-14
CIK 913665

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 ---------------


                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                           Commission File No. 0-23044
                                 ---------------


                               MOTIENT CORPORATION
             (Exact name of registrant as specified in its charter)



                 Delaware                              93-0976127
      (State or other jurisdiction of    (I.R.S. Employer Identification Number)
       incorporation or organization)


                            10802 Parkridge Boulevard
                           Reston, Virginia 20191-5416
                                 (703) 758-6000
          (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

                                 ---------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Number of shares of Common Stock outstanding at August 10, 2001: 49,898,184

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

                      Motient Corporation and Subsidiaries
                      Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (Unaudited)

                                                                  Three Months Ended           Six Months
                                                                       June 30,              Ended June 30,
                                                                      ---------              --------------
                                                                   2001        2000        2001         2000
                                                                   ----        ----        ----         ----
         REVENUES
            Services and related revenue                         $19,515     $18,221     $37,522       $35,373
            Sales of equipment                                     4,142       7,468       9,542        12,486
                                                                 -------     -------    --------      --------
            Total Revenues                                        23,657      25,689      47,064        47,859

         COSTS AND EXPENSES
            Cost of service and operations                        19,600      18,774      37,764        36,792
            Cost of equipment sold                                10,636       7,949      16,570        13,205
            Sales and advertising                                  4,943       7,620      14,592        13,846
            General and administrative                             4,867      18,664      11,194        40,577
            Depreciation and amortization                          8,835       9,195      17,385        18,288
                                                                  ------    --------    --------      --------

            Operating Loss                                       (25,224)    (36,513)    (50,441)      (74,849)

            Interest and other income, net                           271       9,951         413        15,153
            Interest expense                                     (14,824)    (16,029)    (30,250)      (31,010)
            Loss on Rare Medium Note call option                 (13,800)         --     (13,800)           --
            Gain on note payable to related party                     --          --          --        36,779
            Minority interest                                         --       3,341          --        10,683
            Equity in loss of XM Radio                           (10,855)         --     (23,327)           --
                                                                 --------   ---------   ---------     --------


            Loss Before Extraordinary Item, XM Radio Preferred
            Stock Dividend and Beneficial Conversion             (64,432)    (39,250)   (117,405)      (43,244)


            Extraordinary Loss on Extinguishment of Debt            (892)       (417)     (1,925)         (417)
                                                                    -----   ---------   ---------     ---------

         Net Loss                                                (65,324)    (39,667)   (119,330)      (43,661)

         XM Radio Preferred Stock Dividend
         and Beneficial Conversion                                    --        (745)         --        (1,251)
                                                                ---------   ---------  ----------     ---------



         Net Loss Attributable to Common Shareholders           $(65,324)   $(40,412)  $(119,330)     $(44,912)
                                                                =========   =========  ==========     =========

         Basic and Diluted Loss Per Share of Common Stock:
            Loss Before Extraordinary Item                        $(1.29)     $(0.81)     $(2.36)       $(0.90)
            Extraordinary Loss on Extinguishment of Debt
                                                                 --------    ---------   --------
                                                                   (0.02)      (0.01)      (0.04)        (0.01)
                                                                   ------      ------      ------        ------
            Net Loss Attributable to Common Shareholders          $(1.31)     $(0.82)     $(2.40)       $(0.91)
                                                                  =======     ======      =======        ======
         Weighted-Average Common Shares Outstanding               49,792      49,502      49,741        49,298

The accompanying notes are an integral part of these consolidated financial statements.

                      Motient Corporation and Subsidiaries
                           Consolidated Balance Sheets
                 (in thousands, except share and per share data)

                                                                                         June 30, 2001       December 31, 2000
                                                                                         -------------       -----------------
ASSETS                                                                                    (Unaudited)
------                                                                                    -----------
CURRENT ASSETS:
   Cash and cash equivalents (including $0 and $224,903 related to XM Radio)                  $5,317             $227,423
   Accounts receivable-trade, net of allowance for doubtful accounts                          16,290               14,421
   Inventory                                                                                  18,130               16,990
   Restricted short-term investments (including $0 and $95,277 related to XM Radio)              ---              115,986
   Due from Mobile Satellite Ventures                                                            483                  502
   Deferred equipment costs                                                                   19,604               16,173
   Other current assets                                                                       14,718               31,095
                                                                                           ---------            ---------
      Total current assets                                                                    74,542              422,590

PROPERTY AND EQUIPMENT, net                                                                  106,610              175,706
XM RADIO SYSTEM UNDER CONSTRUCTION                                                                --              800,482
GOODWILL AND OTHER INTANGIBLES, net                                                           51,715               62,468
EQUITY INVESTMENT in XM RADIO                                                                218,832                   --
RESTRICTED INVESTMENTS (including $0 and $65,889 related to XM Radio)                         11,454               77,106
DEFERRED CHARGES AND OTHER ASSETS, net of accumulated amortization                            22,529               33,362
                                                                                           ---------            ---------
      Total assets                                                                          $485,682           $1,571,714
                                                                                           =========           ==========





LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                                     $43,721             $105,749
   Obligations under capital leases due within one year                                        3,651                4,590
   Rare Medium Note Payable, at market,  net of discount                                      25,125                   --
   Rare Medium Note call option                                                               15,077                   --
   Current portion of Vendor Financing                                                         4,111                4,246
   Current portion of deferred trade payables                                                     --                2,212
   Deferred equipment revenue                                                                 19,630               16,173
   Deferred revenue and other current liabilities                                             15,006               18,117
                                                                                           ---------            ---------
      Total current liabilities                                                              126,321              151,087
LONG-TERM LIABILITIES:
   Obligations under Senior Notes, net of discount                                           328,923              328,474
   Senior Secured Notes of XM Radio, net of discount                                              --              261,298
   Obligations under  Bank Financing                                                         102,625              111,250
   Capital lease obligations                                                                   7,060                9,230
   Vendor Financing commitment                                                                 2,250                4,246
   Other long-term liabilities                                                                32,752               44,932
                                                                                           ---------            ---------
      Total long-term liabilities                                                            473,610              759,430
      Total liabilities                                                                      599,931              910,517
                                                                                           ---------            ---------
MINORITY INTEREST                                                                                 --              648,313
STOCKHOLDERS' (DEFICIT) EQUITY:
Preferred Stock; par value $0.01; authorized 200,000 shares;                                      --                   --
Common Stock; voting, par value $0.01; authorized 150,000,000 shares                             498                  495
Additional paid-in capital                                                                   971,532              982,621
Deferred compensation                                                                            (84)                (134)
Common Stock Purchase Warrants                                                                81,773               80,292
Unamortized Guarantee Warrants                                                                (9,752)             (11,504)
Cumulative loss                                                                           (1,158,216)          (1,038,886)
                                                                                           -----------          -----------
STOCKHOLDERS' (DEFICIT)  EQUITY                                                             (114,249)              12,884
                                                                                           ----------           ---------
Total liabilities, minority interest, and  stockholders'  (deficit) equity                  $485,682           $1,571,714
                                                                                           =========           ==========

The accompanying notes are an integral part of these consolidated financial statements.

                      Motient Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                                             Six Months Ended June 30,
                                                                                              2001             2000
                                                                                              ----             ----
             CASH FLOWS FROM OPERATING ACTIVITIES:
             Net loss                                                                      $(119,330)    $  (43,661)
             Adjustments to reconcile net loss to net cash used in
             operating activities:
                Amortization of Guarantee Warrants and debt related costs                      5,921          5,741
                Depreciation and amortization                                                 17,385         18,288
                Equity in loss of XM Radio                                                    23,327             --
                Loss on Rare Medium Note call option                                          13,800             --
                Gain on  note payable to related party                                            --        (36,779)
                Loss on sale of XM Radio shares                                                  407             --
                Extraordinary loss on extinguishment of debt                                   1,925            417
                Non-cash stock compensation                                                      325          2,258
                Minority Interest                                                                 --        (10,683)
                Changes in assets and liabilities, net of acquisitions and dispositions:
                 Inventory                                                                    (1,141)        (3,376)
                 Accounts receivable-- trade                                                  (1,868)        (4,169)
                 Other current assets                                                          4,664        (19,330)
                 Accounts payable and accrued expenses                                         4,310          1,925
                 Accrued interest Senior Note                                                     --             15
                 Deferred trade payables                                                      (1,448)        (3,330)
                 Deferred revenue and other deferred items-- net                              (3,873)        16,989
                                                                                          -----------    ----------
                Net cash used in operating activities                                        (55,596)       (75,695)
             CASH FLOWS FROM INVESTING ACTIVITIES:
                 Purchase of restricted investments                                              (32)        (4,172)
                 Payment of Senior Note interest from escrow                                  20,503         20,503
                 Proceeds from the sale of XM Radio stock                                     33,539             --
                 Purchase/maturity of restricted investments by XM Radio, net                     --       (125,863)
                 Purchase/maturity of short term investments by XM Radio, net                     --         69,471
                 System under construction                                                        --       (191,319)
                 Other XM Radio investing activities                                              --        (54,250)
                 Asset Sale Agreement to Mobile Satellite Ventures                                --         10,836
                 Additions to property and equipment                                          (6,202)       (28,458)
                                                                                          ----------     ----------
                 Net cash provided by (used in) investing activities                          47,808       (303,252)
             CASH FLOWS FROM FINANCING ACTIVITIES:
                 Proceeds from issuance of equity securities                                     259          5,308
                 Proceeds from Rare Medium Note                                               25,000             --
                 Proceeds from issuance of conversion option to the investors of Mobile           --         18,564
                 Satellite Ventures
                 Proceeds from issuance of equity securities-XM Radio                             --        229,225
                 Proceeds from Senior Secured Notes and Stock Purchase Warrants issued            --        322,898
                 by XM Radio
                 Principal payments under capital leases                                      (3,350)        (2,933)
                 Principal payments under Vendor Financing                                    (2,132)        (1,233)
                 Repayment of Bank Financing                                                 (14,625)       (20,000)
                 Proceeds from Bank Financing                                                  6,000         56,000
                 Debt issuance costs                                                            (567)        (8,376)
                                                                                          -----------    ----------
             Net cash  provided by financing activities                                       10,585        599,453
             Net increase in cash and cash equivalents                                         2,797        220,506
             CASH AND CASH EQUIVALENTS, beginning of period                                    2,520         51,474
                                                                                          ----------     ----------
             CASH AND CASH EQUIVALENTS, end of period                                     $    5,317     $  271,980
                                                                                          ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                         PART I - FINANCIAL INFORMATION
                    Item 1. Financial Statements (continued)

                      MOTIENT CORPORATION AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements
                                  June 30, 2001
                                   (Unaudited)


1.       ORGANIZATION AND BUSINESS

Motient Corporation (with its subsidiaries, "Motient" or the "Company") is a leading provider of two-way mobile communications services principally to business-to-business customers and enterprises. Motient serves a variety of markets including mobile professionals, telemetry, transportation, field service, and nationwide voice dispatch. Motient provides its eLinksm brand two-way wireless email services to customers accessing email through corporate servers, Internet Service Providers ("ISP"), Mail Service Provider ("MSP") accounts, and paging network suppliers. Motient also offers its BlackBerry TM by Motient wireless email solution, developed by Research In Motion ("RIM") and licensed to operate on Motient's network. BlackBerry TM by Motient is designed for large corporate accounts operating in a Microsoft Exchange environment and contains advanced encryption features. Together, the Company considers these two-way mobile communications services to be its Core Wireless Business.

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

XM Radio

As of December 31, 2000, Motient had an equity interest of approximately 33.1% (or 21.3% on a fully diluted basis) in XM Satellite Radio Holdings Inc. ("XM Radio"), a public company; however, as of December 31, 2000 the Company controlled XM Radio through Board of Director membership and common stock voting rights. As a result, all of XM Radio's results for 2000 have been included in the Company's consolidated financial statements.

In January 2001, pursuant to Federal Communications Commission ("FCC") approval authorizing Motient to relinquish control of XM Radio, the number of directors appointed by the Company to XM Radio's Board of Directors was reduced to less than 50% of XM Radio directors, and the Company converted a portion of its super-voting Class B Common Stock of XM Radio to Class A Common Stock. As a result, the Company ceased to control XM Radio, and, effective January 1, 2001, accounts for its investment in XM Radio pursuant to the equity method. The carrying value of the Company's investment in XM Radio pursuant to the equity method of accounting was $218.8 million (or $14.83 per share) as of June 30, 2001. As of August 10, 2001, the market price of XM Radio common stock was $13.58 per share, $1.25 per share less than the Company's carrying value. Pursuant to the equity method of accounting, the Company has assessed whether an other than temporary decline in value of the Company's investment in XM Radio has occurred and whether a loss should be recognized. Considering market and other appropriate factors, the Company does not believe that an other than temporary decline in the value of its investment in XM Radio has occurred; however, these factors could change and cause the Company to recognize a loss in the future.


Sale of Transportation Business

In November 2000, Motient sold assets relating to its retail transportation business to Aether Systems, Inc. ("Aether"). The purchase price for these assets was $45 million, plus the then-current book value of the inventory for the business. All of this amount was paid at closing, except for $10 million which was deposited in an escrow account and will be released to Motient upon satisfaction of certain criteria with respect to MobileMAX2(TM), and $3.7 million which will be paid to Motient upon collection of certain accounts receivable sold to Aether. In addition, the Company has the opportunity to receive up to an additional $22.5 million as an "earn-out" payment, subject to the satisfaction of certain operating results for the business during 2001. The contingent escrowed and earn-out payments have not been recorded by the Company as of June 30, 2001. These amounts will be recorded as additional sales proceeds when and if received.

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

Rare Medium Group, Inc. Merger

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

As of June 30, 2001, Rare Medium had approximately $98 million in cash, before funding the second tranche of the Rare Medium bridge loan to Motient. Any cash that remains at Rare Medium at the time of closing would be used as follows: (i) to repay and permanently reduce the Term Facility and Revolver by $28.25 million, (ii) approximately $13 to $16 million to affiliates of Apollo
Management L.P. (Rare Medium's preferred shareholder) as additional merger consideration, and (iii) to fund the combined business, including a $20.5 million interest payment due in October 2001 on the Company's senior notes. Further, the Guarantors have required as a condition to the transaction that the Company sell one million XM Radio shares to be used as a 100% reduction in the Bank Facility by September 30, 2001. Hughes has the right to defer the sale of these shares beyond September 30th.

The consummation of the merger is subject to receipt of all necessary regulatory approvals and consents, including Rare and Motient shareholder approvals.
Additionally, there are a number of lawsuits filed by holders of Rare Medium common stock seeking to enjoin the merger and unspecified monetary damages. The outcome of these lawsuits may not be determined prior to the closing of the merger.

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

The consolidated balance sheet as of June 30, 2001, the consolidated statements of operations for the three and six months ended June 30, 2001 and 2000, and cash flows for the six months ended June 30, 2001 and 2000, have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2001, and for all periods presented have been made.

Certain amounts in prior periods have been reclassified to conform to current period presentation.

Consolidation

The consolidated financial statements include the accounts of Motient and its wholly owned subsidiaries. All significant inter-company transactions and accounts have been eliminated.

As noted above, effective January 1, 2001, the Company's investment in XM Radio is recorded pursuant to the equity method. For the first six months of 2001, XM Radio recorded no revenue, incurred $84.2 million of operating expenses and had a net loss attributable to common stockholders of $87.0 million.

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

Comprehensive Income

SFAS No. 130, "Reporting of Comprehensive Income" requires "comprehensive income" and the components of "other comprehensive income" to be reported in the financial statements and/or notes thereto. Since the Company does not have any components of "other comprehensive income," reported net income is the same as "comprehensive income" for the six months ended June 30, 2001 and 2000.

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

                                                            Three Months Ended June 30,                Six Months Ended June 30,
                                                            ---------------------------                -------------------------
                           Summary of Revenue                2001                 2000                 2001                 2000
                                                             ----                 ----                 ----                 ----
                                                                                        (in millions)
                    Wireless internet                          $2.4                $0.5                  $4.4                $0.8
                    Field services                              5.1                 6.7                  11.0                13.7
                    Transportation                              4.1                 5.8                   8.2                10.7
                    Telemetry                                   0.7                 1.1                   1.4                 2.2
                    Maritime and other                          7.3                 4.1                  12.6                 8.0
                    Equipment                                   4.1                 7.5                   9.5                12.5
                                                      -------------        ------------         -------------        ------------
                        Total                                $ 23.7               $25.7                $ 47.1               $47.9
                                                      =============        ============         =============        ============


Loss Per Share

Basic and diluted loss per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Options and warrants to purchase shares of common stock were not included in the computation of loss per share as the effect would be antidilutive. As a result, the basic and diluted earnings per share amounts are identical. Net loss attributable to common shareholders for the quarter and six months ended June 30, 2001 and 2000 includes the deduction from net loss of the Company's share of XM Radio's 8.25% Series B convertible redeemable preferred stock dividend. The dividend was paid on August 1, 2001.


Derivatives

In September 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") which requires the recognition of all derivatives as either assets or liabilities measured at fair value, with changes in value reflected as current period income (loss). The effective date of SFAS No. 133, as amended by SFAS 138, is for fiscal years beginning after September 15, 2000.

On April 4, 2001,  the Company sold a note to Rare Medium for $25  million.  The note is collateralized by up to 3 million of the Company's XM Radio shares, and Rare Medium has the option to exchange the note for a number of XM Radio shares equivalent to the principal of the note plus any accrued interest thereon (see
Note 4). The Company has determined the embedded call option in the note, which permits Rare Medium to convert the borrowing into shares of XM Radio, to be a derivative which must be accounted for in accordance with SFAS No.133 and accordingly has recorded a loss in the amount of $13.8 million in the second quarter of 2001 related to the Rare Medium Note call option. The call option embedded in the second tranche of the Rare Medium bridge loan issued in July 2001 will also be accounted for as a derivative and valuations made as appropriate.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002 and to goodwill and intangible assets acquired in the Rare Medium merger, if consummated, in the period the merger is consummated. The Company is in the process of evaluating the financial statement impact of adoption of SFAS Nos. 141 and 142.

Concentrations of Credit Risk

For the six months ended June 30, 2001, seven customers accounted for approximately 35% of the Company's service revenue, with one customer accounting for more than 10%.

Other

For the first six months of 2001, the Company paid approximately $762,000 to related parties for service-related obligations, and received payments for operating services in the amount of $564,000. Net due from related parties as of June 30, 2001, was approximately $461,000. Additionally, in the first six months of 2001, the Company recorded revenue from related parties in the amount of $3.6 million related to the Satellite Ventures' satellite capacity agreement. There were no payments from related parties in the six-month period ended June 30, 2001.

The Company paid approximately $6.7 million in the six-month periods ended June 30, 2000, to related parties for capital assets, service-related obligations, and payments under pre-existing financing agreements. There were no payments from related parties in the six-month period ended June 30, 2000.

The significant decrease in related party transactions is because Motorola, a provider of services and equipment to the terrestrial business, is no longer deemed to be a related party.

During the 3 months ended June 30, 2001, the Company recorded inventory write-downs totaling $4.5 million to cost of equipment sold to reduce inventory amounts to their net realizable value.


3.  STOCKHOLDERS' (DEFICIT) EQUITY

Significant activity in stockholders' equity from December 31, 2000 to June 30, 2001 consists of the following:

                                                             Additional                    Common Stock  Unamortized
                                                   Common     Paid-in      Deferred          Purchase     Guarantee
                                                    Stock     Capital     Compensation       Warrants      Warrants
                                                    -----     -------     ------------       --------      --------
Balance December 31, 2000                           $495     $982,621       ($134)            $80,292      ($11,504)
Warrant exercises                                     --          845          --                (845)           --
Repricing and issuance of Guarantee warrants
  associated with the waiver of certain
  repayment requirements                              --           --          --               2,326        (2,326)
Reduction in deferred compensation
  on restricted stock                                 --          575        (575)                 --            --
Non-cash compensation associated with the
  vesting of restricted stock and certain             --         (300)        625                  --            --
  other stock options
Amortization of Guarantee warrants                    --           --          --                  --         2,671
Reduction of Guarantee warrants related to
  extinguishment of debt                              --           --          --                  --         1,407
Loss in connection with XM Radio equity
  transactions                                        --      (13,079)         --                  --            --
Issuance of shares under 401(k) Savings
Plan, Stock Purchase Plan, and award of                3          870          --                  --            --
                                                    ----     --------       ------            -------        ------
bonus stock
Ending Balance June 30, 2001                        $498     $971,532        ($84)            $81,773       ($9,752)
                                                    ====     ========        =====            =======       ========

     On March 6, 2001, XM Radio completed a follow-on offering of 7.5 million Class A common stock, which yielded net proceeds of $72.0 million. As a result of this offering, the Company recorded a $13.7 million loss in accordance with Staff Accounting Bulletin No. 51 ("SAB 51"), which addresses the accounting for sales of stock by a subsidiary. During the second quarter of 2001, XM Radio issued common shares as dividend payments on their preferred stock. As a result, the Company recorded a $643,000 gain in accordance with SAB 51. These transactions have been recorded in the financial statements as a component of Additional Paid-In Capital.

4.  LIQUIDITY AND FINANCING

Adequate liquidity and capital are critical to Motient's ability to continue as a going concern and to fund subscriber acquisition programs necessary to achieve positive cash flow and profitable operations. The Company expects to continue to incur operating losses and negative cash flows for at least several more quarters, and does not expect to achieve EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) break even until at least the second or third quarter of 2002. The Company expects to continue to make significant capital outlays to fund interest expense, new product rollouts, capital expenditures, and working capital before it begins to generate cash in excess of its operating expenses. The Company also expects to require significant additional funds even after it begins to generate cash in excess of its operating expenses. While the Company has identified a number of potential sources of liquidity to fund its operations, there are risks associated with some of these sources of liquidity, as discussed below. In addition, the Company's financial performance could deteriorate, and there is no assurance that the Company will be able to meet its financial projections. If the Company's cash requirements are more than it currently expects, the Company will require additional financing in amounts which may be material.

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

In order to work towards adequately funding its projected shortfall, the Company has executed the following transactions and initiatives in 2001:

o In January and February 2001, the Company sold, in two separate transactions, 2 million shares of its XM Radio Class A Common Stock, at an average price of $16.77 per share, for total proceeds of $33.5 million. Approximately $8.5 million of the proceeds were used to repay and permanently reduce the Term Facility (as defined below). In exchange for the Guarantors (as defined below) agreeing to waive certain debt repayment obligations for the second sale of shares, the Company and the Guarantors have agreed that, if the Rare Medium transaction does not close, the first $16.5 million of proceeds received from the earlier of (i) the closing of the Satellite Ventures transaction and (ii) any other reduction event to occur in the year 2002 will be used to pay down the bank financing.

o On April 4, 2001, Motient received $25 million from Rare Medium Group, Inc. ("Rare Medium"), and issued Rare Medium a note payable for such amount at 12.5% annual interest with a maturity date of October 1, 2001. The note is collateralized by up to 3 million of the Company's XM Radio shares, and Rare Medium has the option to exchange the note for a number of XM Radio shares equivalent to the principal of the note plus any accrued interest thereon, divided by $10.41. Of the $25 million received by the Company, the Company used $6.125 million to repay and permanently reduce its Term Facility, and $18.375 million was used to fund general operations.

o In April 2001 the Company undertook certain capital and expense reductions, principally in the areas of employee hiring, advertising and capital spending. The Company believes that these reductions may result in up to approximately $15 million of savings in 2001, while not reducing its ability to sell its products or lower its service levels.

o On May 14, 2001, the Company signed a definitive merger agreement with Rare Medium. Upon closing of the transaction, the bridge loans with Rare Medium will be cancelled and any shares of XM Radio stock used to secure such loans will be released by Rare Medium and returned to the guarantor collateral pool.

o On July 16, 2001, the Company issued the second $25 million note as contemplated under the Rare Medium bridge loan and merger agreements. Of the $25 million received by the Company, the Company used $6.125 million to repay and permanently reduce its Term Facility, and $18.375 million is available for funding general operations. This note is collateralized by 2 million of the Company's XM Radio shares.

     As of July 31, 2001, the Company held approximately 14.7 million shares of XM Radio stock; however, approximately 13.7 million of such shares are pledged to and held by Rare Medium or the Company's banks and guarantors to secure the Company's obligations under its bank financings and the notes with Rare Medium. There is no guarantee that the banks and Guarantors would agree to release any portion of their share of this security to permit the Company to liquidate its XM Radio shares, or that such approval would be on terms favorable to the Company. Further, the Company's ability to sell its shares of XM Radio stock in the public markets is generally limited to the quarterly volume restrictions under Rule 144 of the Securities Act.


The Company is also a party to the following debt facilities:

Bank Financing

The Company is a party to two bank facilities (the "Bank Financing"): (i) the Revolving Credit Facility, a $77.25 million unsecured five-year reducing revolving credit facility maturing September 30, 2003, and (ii) the Term Loan Facility, a $25.375 million (subsequently reduced to $19.25 million as a result of the second tranche of the Rare Medium loan, discussed above) five-year, term loan facility, due March 31, 2003, with up to three additional one-year extensions subject to the lenders' approval. The Bank Financing is severally guaranteed by Hughes Electronics Corporation, Singapore Telecommunications Ltd. and Baron Capital Partners, L.P. (collectively, the "Guarantors"). As of July 31, 2001, the Company had outstanding borrowings of $19.25 million under the Term Loan Facility at 5.1%, and $77.25 million under the Revolving Credit Facility at 4.9% to 5.3%. As noted above, proceeds, if any, from the Aether $10 million escrow and the Aether earn-out will also be used to repay and permanently reduce the Revolving Credit Facility, and, if the Rare Medium merger is not consummated, approximately $30.75 million from the closing of the Satellite Ventures transaction, will be used to repay and permanently reduce the Revolving Credit Facility. If, at any time, either of, but not both, the Revolving Credit Facility or the Term Loan Facility are fully repaid, any excess required repayments will be used to repay and permanently reduce any remaining Bank Financing.

The Guarantees

In connection with the Bank Financing, the Guarantors extended separate guarantees of the obligations of Motient Holdings Inc. and the Company to the banks, which on a several basis as of July 31, 2001, aggregate to $96.5 million. In April 2001, the Guarantors agreed to release certain of the shares of XM Radio stock securing the Company's obligations to the banks and Guarantors to be used as collateral for the Rare Medium Loan. In exchange for this agreement, the exercise price of the Guarantee Warrants, issued as part of the original bank financing agreement, were repriced from $6.25 per share to $1.31 per share, and Singapore Telecom, which at that time held no Guarantee Warrants, was issued 300,000 new warrants. The total value of this repricing and issuance was approximately $2.3 million and was recorded in the second quarter of 2001 as an increase to the unamortized guarantee warrants.

$335 Million Unit Offering

On March 30, 1998, Motient Holdings Inc. issued $335 million of Units (the "Units") consisting of 12 1/4 % Senior Notes due 2008 (the "Senior Notes"), and one warrant to purchase 3.75749 shares of Common Stock, subsequently adjusted to
3.83 shares of Common Stock, of the Company for each $1,000 principal amount of Senior Notes (the "Warrants") at an exercise price of $12.51 per share, subsequently adjusted to $12.28 per share. The Warrants were valued at $8.5 million and are reflected in the balance sheet as a debt discount. In connection with the Senior Notes, Motient Holdings Inc. purchased approximately $112.3 million of restricted investments that were restricted for the payment of the first six interest payments on the Senior Notes. Interest payments are due semi-annually, in arrears, beginning October 1, 1998. The final payment from these restricted investments was made on April 2, 2001, and the Company will be required to make semi-annual payments in the amount of $20.5 million out of general operating funds beginning October 1, 2001.

Other Financing

Motorola has entered into an agreement with the Company to provide up to $15 million of vendor financing, to finance up to 75% of the purchase price of additional network base stations. As of June 30, 2001, $6.4 million was outstanding under this facility at 10.8% and $2.2 million was available for borrowing. The Company had also arranged the financing of certain trade payables; however, as of June 30, 2001, all amounts had been repaid.

The Company is also party to a $9.9 million capital lease for network equipment acquired in July 2000. The lease has a term of three years and an effective interest rate of 14.718%.

Summary of Liquidity and Financing Sources for Core Wireless Business

The Company has serious short-term liquidity issues, which, in part, are addressed by the Rare Medium merger. The Company has sufficient funds currently to continue operations until early October 2001, and assuming the Rare Medium merger closes by then, as to which there can be no assurance, the Company expects that the combined entity will have sufficient funds to permit the Company to make its October 2001 $20.5 million senior note interest payment. Thereafter, based on our current projections for the results of operations of the Company's business, as to which there can be no assurances, and depending on the amount of free cash, if any, remaining in Rare Medium at the time the merger closes, the Company will require approximately $80 million of additional cash to fund operating losses, capital expenditures and to make interest payments on indebtedness, before it begins to generate cash in excess of its operating expenses, which is anticipated to occur in the second or third quarter of 2002. Because the merger has not closed yet, the Company has not made projections regarding Rare Medium's funding requirements, and this estimate does not include any cash that might be required to fund Rare Medium's operations if Rare Medium's business is not generating cash in excess of its operating expenses, or that might be required in connection with certain contingent liabilities and litigation of Rare Medium. In recent periods, Rare Medium has not generated cash in excess of its operating expenses. In addition, because various of the Company's potential capital raising transactions require mandatory bank debt repayments, the Company will need to raise gross proceeds in excess of the estimated required amounts set forth above.

Even after the Company begins to generate cash in excess of its operating expenses, it will need to obtain additional funds from other sources to meet its ongoing interest payment obligations, capital expenditures, and other non-operating cash expenses, which are expected to equal approximately $65 million to $75 million annually. This funding requirement will be reduced by any excess cash generated by its operations.

The Company anticipates that all of the foregoing funding requirements can be met by a combination of various sources, including (1) cash on hand, (2) borrowings available under the Company's vendor financing facility, (3) proceeds realized through the sale of inventory relating to eLink and BlackBerry TM, (4) sales of the Company's 5.7 million XM Radio shares that are not being delivered to the preferred shareholders of Rare Medium in connection with the Rare Medium merger, (5) cash held by Rare Medium after the closing of the merger, (6) the $10 million of escrowed funds from the Aether transaction, which Motient has recently requested be released, (7) up to $22.5 million that may be received in 2002 under the earn out arrangement with Aether, (8) $60 million, of which $45 million is cash, to be paid by Satellite Ventures upon the closing of its transaction with TMI, which closing depends on the receipt of regulatory approval which is not expected until the first half of 2002 at the earliest, (9) proceeds that may be realized from the sale of portions of Rare Medium's venture portfolio, and (10) additional debt and equity financings in 2002. There can be no assurance that the foregoing sources of liquidity will provide sufficient funds in the amounts or at the time that funding is required. In addition, in the near term if the Company's ability to realize such liquidity from any such source is delayed or the proceeds from any such source are insufficient to meet its expenditure requirements as they arise, the Company will seek additional equity or debt financing, although it is unlikely under current conditions that such additional financing will be available to the Company on reasonable terms, if at all.

If the Rare Medium merger is not consummated, while the Company will not have access to the cash held by Rare Medium or its venture portfolio, it will have significantly more XM Radio shares than it would have if the merger were consummated. If the merger is not consummated, the Company will continue to own
14.7 million XM Radio shares, but would expect to apply approximately 3.5 million to 4.5 million of such shares (based on current trading prices of XM Radio shares) to repayment of the $50 million Rare Medium loan. While the Company does not currently have sufficient cash to make the $20.5 million interest payment on its senior notes due in October 2001 and to meet its other expenses in the fourth quarter of 2001, if the Rare Medium merger is not consummated, the Company would seek to effect a transaction involving the disposition of a portion of its XM Radio shares to fund these obligations. There are significant risks associated with the XM Radio shares, including volatility in trading price, possible adverse price pressure due to the overhang associated with the Company's perceived desire to sell shares to fund its business, and transaction risk associated with the Company's ability to sell a large block of the shares at one time. Any transaction involving the XM shares would require the consent of the Company's bank lenders and guarantors, and would likely be accompanied by a requirement that a substantial portion of the proceeds be used to repay the bank debt.

The Company expects to continue to review its overall capital structure in light of market conditions, with a view toward exploring possible transactions that might have the effect of improving its capital structure and reducing its overall indebtedness and, consequently, its interest expense obligations. While the Company has no immediate plans to undertake any transaction, transactions it might explore include retiring or otherwise reducing its indebtedness,
repurchasing  or  exchanging  its  indebtedness,   or  otherwise  modifying  its
indebtedness in order to reduce the level of recurring interest expense. The Company has also examined and had preliminary discussions regarding, and expect to continue to explore, possible transactions to enhance the short and long-term value of its assets, including but not limited to, its shares of XM Radio and its investment in Satellite Ventures. The Company cannot provide any assurance that it would be able to effect any such transaction or that the completion of any such transaction would have the desired effect.

If the results of the Company's operations (or, in the event the Rare Medium merger closes, the results of Rare Medium's operations) are less favorable than are currently anticipated, the Company's cash requirements will be more than projected, and it will require additional financing in amounts which may be material. The type, timing and terms of financing that the Company selects will be dependent upon its cash needs, the availability of financing sources and the prevailing conditions in the financial markets. The Company cannot guarantee that additional financing sources will be available at any given time or available on favorable terms.

The successful implementation of the Company's business plan requires substantial funds to finance the maintenance and growth of its operations, network and subscriber base and to expand into new markets. The Company has an accumulated deficit and has historically incurred losses from operations which are expected to continue for additional periods in the future. There can be no assurance that its operations will become profitable. Additionally, with the overall decline in the telecommunications sector of the capital markets, the Company has not been able to access the public markets as anticipated. These factors, along with its negative operating cash flows, have placed significant pressures on the Company's financial condition and liquidity position.


5. COMMITMENTS AND CONTINGENCIES

At June 30, 2001, the Company had remaining contractual commitments to purchase eLink and other subscriber equipment inventory in the amount of $2.6 million during 2001. Additionally, the Company has entered into product development agreements for the purchase of engineering services and for licenses to be used in future applications of its eLink product. Should the engineering effort prove successful, the Company has committed to purchase additional subscriber inventory. These commitments, including the inventory commitment, total approximately $3.0 million and will be paid during 2001. Should the Company decide to cancel these agreements, it would incur cancellation penalties of any remaining unpaid license and non-recurring engineering fees, the cost of any non-refundable components purchased on behalf of Motient, plus fifty-percent of any remaining inventory commitment. As of June 30, 2001, this cancellation penalty would have been approximately $1.8 million.

The aggregate fixed and determinable portion of all commitments for inventory purchases and other fixed contracts, related to the core wireless business, is $8.3 million, $7.3 million of which is due in 2001.

6. LEGAL AND REGULATORY MATTERS

Legal Matters

The Company is aware of sixteen purported class action lawsuits filed by holders of Rare Medium common stock in the Court of Chancery of the State of Delaware challenging the merger. On June 22, 2001, these lawsuits were consolidated by the Delaware Court into a single purported class action, In re Rare Medium Group, Inc. Shareholders Litigation, C.A. No. 18879 NC. On August 7, 2001, the Delaware class action plaintiffs filed a Consolidated Amended Class Action Complaint. The Company is also aware of a purported class action lawsuit filed by holders of Rare Medium common stock in the New York Supreme Court, Brickell Partners v. Rare Medium Group, Inc., et al., N.Y.S. Index No. 01602694.

Both lawsuits name Rare Medium, members of Rare Medium's board of directors, the holders of Rare Medium preferred stock and certain of their affiliated entities, and Motient as defendants. The complaints allege that the defendants breached duties allegedly owed to the holders of Rare Medium common stock in connection with the merger agreement. Specifically, the complaints allege, among other things, that: (1) the holders of Rare Medium preferred stock engaged in self-dealing in the proposed merger; (2) the Rare Medium board of directors allegedly breached its fiduciary duties by agreeing to distribute the merger consideration differently among holders of Rare Medium's common and preferred shares; and (3) Motient and Rare Medium failed to adequately disclose all material information in their Joint Proxy Statement. The complaints in both lawsuits also allege that the Company and the holders of Rare Medium preferred stock aided and abetted the supposed breaches of fiduciary duties.

The lawsuits seek to stop the merger and/or to obtain an award of monetary damages. Specifically, the plaintiffs seek, among other things: (1) a declaration that the complaints are properly maintainable as a class action; (2) injunctive or rescissory relief; (3) unspecified monetary damages; (4)
attorneys' fees, costs, and expenses; (5) other and further relief the Court deems proper.

The Company plans to contest these lawsuits vigorously, and has filed a motion to dismiss the Delaware lawsuit. Rare Medium and members of Rare Medium's board of directors have also filed a motion to dismiss the Delaware lawsuit. Both of these motions were filed before the Consolidated Amended Class Action Complaint was served, and the Company plans to file an amended motion to dismiss the Consolidated Amended Class Action Complaint.

Motient has not yet been served with process in the New York lawsuit. Rare Medium and the holders of Rare Medium preferred stock have been served with process and have filed motions to dismiss or stay the New York lawsuit. The return date for these motions to be heard by the New York court is currently September 10, 2001.

The Company may incur significant legal and other costs regardless of the outcome of these lawsuits. Should one or both of these lawsuits be successful, however, they could prevent the proposed merger from going forward, thereby denying the Company the benefits of the proposed merger. If the merger is consummated, the Court may still determine that the plaintiffs are entitled to damages, fees, or other relief. In that event, the Company may be found liable for some or all of any damages or attorneys' fees awarded to plaintiffs.

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

In the first quarter of 2001, the Company applied to assign its existing FCC licenses, authorizations and pending applications relating to its satellite operations to a new company, Mobile Satellite Ventures Subsidiary LLC ("MSV Sub"), that will be a wholly owned subsidiary of Satellite Ventures. In this application, the Company also sought FCC authority to launch and operate a next-generation mobile satellite system, which will include the deployment of satellites and terrestrial base stations operating in the same frequencies as an integrated network. This application has been opposed by a number of parties, some of which argue that (i) the combination of the Company's satellite business with that of TMI will decrease competition; (ii) the Company's proposed use of terrestrial base stations will cause unacceptable interference to other L-band satellites; and (iii) the FCC should reallocate spectrum in the L-band to terrestrial use. There is no assurance that the FCC will grant our application.


7.  SUBSEQUENT EVENTS

As described above (see Note 4), on July 16, 2001, the Company drew the second $25 million tranche under the Rare Medium bridge loan. The $50 million bridge loan is secured by 5 million of the Company's shares of XM Radio common stock.

On July 26, 2001, the Company's board of directors approved a 1 for 10 reverse stock split. The consummation of this reverse split is contingent upon shareholder approval. If approved by shareholders, it is expected to be effective in late September or early October 2001.


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

The Senior Notes are jointly and severally guaranteed on full and unconditional basis by the Subsidiary Guarantors and Motient Parent. The following unaudited condensed consolidating information for these entities presents:

o Condensed consolidating balance sheets as of June 30, 2001 and December 31, 2000, the condensed consolidating statements of operations for the three and six months ended June 30, 2001 and 2000, and the condensed consolidating statement of cash flows for the three and six months ended June 30, 2001 and 2000.

o    Elimination entries necessary to combine the entities comprising Motient.

                      Condensed Consolidating Balance Sheet
                               As of June 30, 2001
                                   (Unaudited)
                                 (in thousands)

                                                                                Consolidated                           Consolidated
                                            Subsidiary   Motient                  Motient       Motient                   Motient
                                            Guarantors   Holdings  Eliminations   Holdings      Parent    Eliminations    Parent
                                            ----------   --------  ------------   --------      ------    ------------    ------
                                                                             ASSETS
CURRENT ASSETS:
Cash and cash equivalents                     $ 5,317       $ --          $ --     $ 5,317          $ --          $ --    $ 5,317
Accounts receivable -- net                     16,290         --            --      16,290            --            --     16,290
Inventory                                      18,130         --            --      18,130            --            --     18,130
Deferred equipment costs                       19,604         --            --      19,604            --            --     19,604
Other current assets                           13,489         --            --      13,489         1,712            --     15,201
                                               ------    -------            --      ------       -------      --------     ------
   Total current assets                        72,830         --            --      72,830         1,712            --     74,542

PROPERTY AND EQUIPMENT -- NET                 116,400         --        (9,790)    106,610            --            --    106,610
GOODWILL AND INTANGIBLES -- NET                51,715         --            --      51,715            --            --     51,715
EQUITY INVESTMENT in XM RADIO                      --         --            --          --       218,832            --    218,832
DEFERRED CHARGES AND OTHER ASSETS -- NET       11,942     16,900            --      28,842         1,028       (7,341)     22,529
RESTRICTED INVESTMENTS                             --        596            --         596        10,858            --     11,454
                                             --------        ---            --     -------      --------      --------     ------
   Total assets                              $252,887    $17,496       $(9,790)   $260,593      $232,430      $(7,341)   $485,682


                                                            LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses         $31,917    $10,915          $ --     $42,832       $   889         $ --    $ 43,721
Obligations under capital leases due            3,651         --            --       3,651            --           --       3,651
within one year
Current portion long-term debt                  4,111         --            --       4,111        25,125           --      29,236
Rare Medium Note all option                        --         --            --          --        15,077           --      15,077
Deferred equipment revenue                     19,630         --            --      19,630            --           --      19,630
Other current liabilities                      15,006         --            --      15,006            --           --      15,006
                                               ------    -------       -------      ------        ------       ------      ------
   Total current liabilities                   74,315     10,915            --      85,230        41,091           --     126,321

DUE TO PARENT/AFFILIATE                       862,485   (126,720)     (735,765)         --       294,213     (294,213)         --

LONG-TERM LIABILITIES
Note payable to /from Issuer/Parent                --     14,000            --      14,000       (14,000)          --          --
Obligations under Bank Financing                   --     77,250            --      77,250        25,375           --     102,625
Senior Notes, net of discount                      --    328,923            --     328,923            --           --     328,923
Other long-term debt                            2,250         --            --       2,250            --           --       2,250
Capital lease obligations                       7,060         --            --       7,060            --           --       7,060
Other long-term                                32,752         --            --      32,752            --           --      32,752
                                               ------   --------      --------      ------            --           --      ------
   Total long-term liabilities                 42,062    420,173            --     462,235        11,375           --     473,610
   Total liabilities                          978,862    304,368      (735,765)    547,465       346,679     (294,213)    599,931
                                              -------    -------      --------     -------       -------     ---------    -------
STOCKHOLDERS' (DEFICIT) EQUITY               (725,975)  (286,872)      725,975    (286,872)     (114,249)     286,872    (114,249)
                                             ---------  ---------      -------    ---------     ---------     -------    ---------
   Total Liabilities and
      Stockholders' (Deficit) Equity         $252,887    $17,496       $(9,790)   $260,593      $232,430     $ (7,341)   $485,682
                                             ========    =======       ========   ========      ========     =========   ========


                      Condensed Consolidating Balance Sheet
                             As of December 31, 2000
                                   (unaudited)
                                 (in thousands)

                                                                         Consol-
                                                                         idated                                        Consolidated
                                        Subsidiary  Motient    Elimi-    Motient    Motient    XM                         Motient
                                        Guarantors  Holdings   nations   Holdings   Parent    Radio      Eliminations      Parent
                                        ----------  --------   -------   --------   ------    -----      ------------      ------
                                                                             ASSETS
CURRENT ASSETS:
   Cash and cash equivalents             $  2,520       $--       $--    $ 2,520    $  --    $224,903            --       $227,423
   Accounts receivable - trade, net        14,421        --        --     14,421       --          --            --         14,421
   Inventory                               16,990        --        --     16,990       --          --            --         16,990
   Restricted short-term investments           --    20,709        --     20,709       --      95,277            --        115,986
   Investment in/due from subsidiary          502   130,856  (130,856)       502 (260,952)         --       260,952            502
   Deferred equipment costs                16,173        --        --     16,173       --          --            --         16,173
   Other current assets                    21,423        --        --     21,423      857       8,815            --         31,095
                                         --------   -------    -------   ------- ---------   --------    ----------       ---------
   Total current assets                    72,029   151,565  (130,856)    92,738 (260,095)    328,995       260,952        422,590
PROPERTY AND EQUIPMENT-- NET              127,044        --   (10,843)   116,201       --      59,505            --        175,706
XM RADIO SYSTEM UNDER CONSTRUCTION             --        --        --         --       --     805,563        (5,081)       800,482
GOODWILL AND INTANGIBLES--  NET            51,842        --        --     51,842       --      24,001       (13,375)        62,468

INVESTMENT IN XM RADIO                         --        --        --         --  288,064          --      (288,064)            --
RESTRICTED INVESTMENTS                          2       582        --        584   10,633      65,889            --         77,106
DEFERRED CHARGES AND OTHER ASSETS-- NET    11,957    18,177        --     30,134    1,605       9,265        (7,642)        33,362
                                         --------- --------  ---------   -------  -------  ----------    -----------    -----------
   Total assets                          $262,874  $170,324  $(141,699) $291,499  $40,207  $1,293,218      $(53,210)    $1,571,714
                                         ========  ========   ========= ========  =======  ==========    ===========    ===========

                                                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable and accrued          $ 26,628   $11,029        $--   $37,657   $1,323     $66,769    $       --       $105,749
   expenses
   Obligations under capital leases
   due within one year                      4,034        --         --     4,034       --         556            --          4,590
   Current portion long-term debt           6,458        --         --     6,458       --          --            --          6,458
   Deferred equipment revenue              16,173        --         --    16,173       --          --            --         16,173
   Deferred revenue and  other             17,676        --         --    17,676       --         441            --         18,117
    liabilities                           --------  --------    --------- -------   -------    -------    ----------      ----------
   Total current liabilities               70,969    11,029         --    81,998    1,323      67,766            --        151,087

DUE TO PARENT/AFFILIATE                   808,570        --   (808,633)      (63)      --          63            --             --
LONG-TERM LIABILITIES:
   Note payable to/from Issuer/ Parent         --    14,000         --    14,000  (14,000)         --            --             --
   Obligations under Bank Financing            --    71,250         --    71,250   40,000          --            --        111,250
   Senior Notes, net of discount               --   328,474         --   328,474       --     261,298            --        589,772
   Other long-term debt                     4,246        --         --     4,246       --          --            --          4,246
   Capital lease obligations                7,863        --         --     7,863       --       1,367            --          9,230
   Deferred revenue and other              38,160        --         --    38,160       --       6,772            --         44,932
                                         --------   -------   ---------  -------  --------    --------    ----------      ---------
liabilities
     Total long-term liabilities           50,269   413,724         --   463,993   26,000     269,437            --        759,430
     Total liabilities                    929,808   424,753   (808,633)  545,928   27,323     337,266            --        910,517
MINORITY INTEREST                              --        --         --        --       --          --       648,313        648,313
STOCKHOLDERS' EQUITY (DEFICIT)           (666,934) (254,429)   666,934  (254,429)  12,884     955,952      (701,523)        12,884
                                         --------  ---------  --------- --------- --------    -------    ----------     -----------
   Total liabilities, minority
   interest and stockholders'
   equity (deficit)                      $262,874  $170,324  $(141,699) $291,499  $40,207   1,293,218      $(53,210)    $1,571,714
                                         ========  ========  =========  ========= ========  ==========    ==========    ===========





                 Condensed Consolidating Statement of Operations
                        Three Months ended June 30, 2001
                                   (Unaudited)
                                 (in thousands)



                                                                                Consolidated                           Consolidated
                                            Subsidiary   Motient                  Motient       Motient                   Motient
                                            Guarantors   Holdings  Eliminations   Holdings      Parent    Eliminations    Parent
                                            ----------   --------  ------------   --------      ------    ------------    ------

REVENUES
   Services and related revenues             $19,515         $--          $--      $19,515          $300        $(300)     $19,515
   Sales of equipment                          4,142          --           --        4,142            --           --        4,142
                                               -----          --           --        -----            --           --        -----
     Total Revenues                           23,657          --           --       23,657           300         (300)      23,657

COSTS AND EXPENSES
   Cost of service and operations             19,600          --           --       19,600            --           --       19,600
   Cost of equipment sold                     10,636          --           --       10,636            --           --       10,636
   Sales and advertising                       4,943          --           --        4,943            --           --        4,943
   General and administrative                  4,367         319           --        4,686           481         (300)       4,867
   Depreciation and amortization               9,362          --           --        9,362          (527)          --        8,835
                                               -----          --           --        -----       --------          --        -----
   Operating Loss                            (25,251)       (319)          --      (25,570)          346           --      (25,224)

Interest and Other Income                        145       3,794       (4,341)        (402)          436          237          271
Equity in Loss of Subsidiaries                    --     (28,728)      28,728           --       (49,555)      38,700      (10,855)
Loss on Rare Medium note call option              --        --           --             --       (13,800)          --      (13,800)
Interest Expense                              (3,622)    (13,447)       4,341      (12,728)       (1,859)        (237)     (14,824)
                                              -------    --------       -----      --------       -------        -----     --------
Net Loss Before Extraordinary Item           (28,728)    (38,700)      28,728      (38,700)      (64,432)      38,700      (64,432)

Extraordinary Loss on Extinguishment of           --          --           --           --          (892)          --         (892)
                                             --------   ---------     --------    ---------         -----     --------        -----
Debt

Net Loss Attributable Common Shareholders   ($28,728)   ($38,700)     $28,728     ($38,700)     ($65,324)     $38,700     ($65,324)
                                            =========   =========     =======     =========     =========     =======     =========


                 Condensed Consolidating Statement of Operations
                        Three Months ended June 30, 2000
                                   (Unaudited)
                                 (in thousands)

                                                                         Consol-
                                                                         idated                                        Consolidated
                                        Subsidiary  Motient    Elimi-    Motient    Motient    XM                         Motient
                                        Guarantors  Holdings   nations   Holdings   Parent    Radio      Eliminations      Parent
                                        ----------  --------   -------   --------   ------    -----      ------------      ------

REVENUES
   Services                               $18,221       $--      $--     $18,221      $300      $--         $(300)        $18,221
   Sales of equipment                       7,468        --       --       7,468        --       --            --           7,468
                                            -----        --       --       -----        --       --            --           -----
     Total Revenues                        25,689        --       --      25,689       300       --          (300)         25,689
COSTS AND EXPENSES
   Cost of service and operations          18,774        --       --      18,774        --       --            --          18,774
   Cost of equipment sold                   7,949        --       --       7,949        --       --            --           7,949
   Sales and advertising                    7,505        --       --       7,505       115       --            --           7,620
   General and administrative               4,829       343       --       5,172       366   13,426          (300)         18,664
   Depreciation and amortization            8,921        --       --       8,921        --      511          (237)          9,195
                                            -----        --       --       -----  --------      ---          -----          -----
   Operating Loss                         (22,289)     (343)      --     (22,632)     (181) (13,937)          237         (36,513)
Interest and Other Income                     105     4,559   (3,844)        820       541    8,849          (259)          9,951
Minority Interest in Loss of                   --        --       --          --        --       --         3,341           3,341
Subsidiaries
Equity in Loss of Subsidiaries                 --   (26,571)  26,571          --   (41,935)      --        41,935              --
Interest Expense                           (4,387)  (14,075)   3,844     (14,618)   (1,670)      --           259         (16,029)
                                           -------  --------   -----     --------   -------      --           ---         --------
Net Loss Before Extraordinary Item
and Preferred Dividend                    (26,571)  (36,430)  26,571     (36,430)  (43,245)  (5,088)       45,513         (39,250)
Extraordinary Loss on
Extinguishment of Debt                         --      (417)      --        (417)       --       --            --            (417)
Preferred Stock Dividend Declared              --        --       --          --      (745)  (2,171)        2,171            (745)
Net Loss Attributable Common
Shareholders                             ($26,571) ($36,847) $26,571    ($36,847) ($43,990) ($7,259)      $47,684        ($40,412)
                                         ========= ========= =======    ========= ========= ========      =======        =========


                 Condensed Consolidating Statement of Operations
                         Six Months ended June 30, 2001
                                   (Unaudited)
                                 (in thousands)



                                                                                Consolidated                           Consolidated
                                            Subsidiary   Motient                  Motient       Motient                   Motient
                                            Guarantors   Holdings  Eliminations   Holdings      Parent    Eliminations    Parent
                                            ----------   --------  ------------   --------      ------    ------------    ------

REVENUES

   Services and related revenues             $37,522         $--          $--      $37,522           $600       $(600)      $37,522
   Sales of equipment                          9,542          --           --        9,542             --          --         9,542
                                               -----          --           --        -----             --          --         -----
     Total Revenues                           47,064          --           --       47,064            600        (600)       47,064

COSTS AND EXPENSES
   Cost of service and operations             37,764          --           --       37,764             --          --        37,764
   Cost of equipment sold                     16,570          --           --       16,570             --          --        16,570
   Sales and advertising                      14,592          --           --       14,592             --          --        14,592
   General and administrative                 10,396         640           --       11,036            758        (600)       11,194
   Depreciation and amortization              18,438          --           --       18,438         (1,053)         --        17,385
                                              ------          --           --       ------       --------      -------       ------
   Operating Loss                            (50,696)       (640)          --      (51,336)           895          --       (50,441)

Interest and Other Income                        346       7,816       (7,381)         781            427        (795)          413
Equity in Loss of Subsidiaries                    --     (59,041)      59,041           --       (102,020)     78,693       (23,327)
Loss on Rare Medium note call option              --          --           --           --        (13,800)         --       (13,800)
Interest Expense                              (8,691)    (26,828)       7,381      (28,138)        (2,907)        795       (30,250)
                                             -------    --------       -----      --------        -------         ---       --------
Net Loss Before Extraordinary Item           (59,041)    (78,693)      59,041      (78,693)      (117,405)     78,693      (117,405)

Extraordinary Loss on Extinguishment of           --          --           --           --         (1,925)         --        (1,925)
                                            ---------   ---------    ---------    ---------        -------    ---------      -------
Debt

Net Loss Attributable Common Shareholders   ($59,041)   ($78,693)     $59,041     ($78,693)      ($119,300)   $78,693     ($119,330)
                                            =========   =========     =======     =========      ==========   =======     ==========



                 Condensed Consolidating Statement of Operations
                         Six Months ended June 30, 2000
                                   (Unaudited)
                                 (in thousands)

                                                                         Consol-
                                                                         idated                                        Consolidated
                                        Subsidiary  Motient    Elimi-    Motient    Motient    XM                         Motient
                                        Guarantors  Holdings   nations   Holdings   Parent    Radio      Eliminations      Parent
                                        ----------  --------   -------   --------   ------    -----      ------------      ------

REVENUES
     Services                            $35,373        $--      $--     $35,373      $600      $ --        $(600)         $35,373
     Sales of equipment                   12,486         --       --      12,486        --        --           --           12,486
                                          ------         --       --      ------        --        --           --           ------
       Total Revenues                     47,859         --       --      47,859       600        --         (600)          47,859
COSTS AND EXPENSES
   Cost of service and operations         36,792         --       --      36,792        --        --           --           36,792
   Cost of equipment sold                 13,205         --       --      13,205        --        --           --           13,205
   Sales and advertising                  13,730         --       --      13,730       116        --           --           13,846
   General and administrative             10,047        678       --      10,725       640    29,812         (600)          40,577
   Depreciation and amortization          17,749         --       --      17,749        --     1,014         (475)          18,288
                                          ------         --       --      ------        --     -----         -----          ------
   Operating Loss                        (43,664)      (678)      --     (44,342)     (156)  (30,826)         475          (74,849)
Interest and Other Income                    195      9,635   (7,687)      2,143       519    13,001         (510)          15,153
Gain on Conversion of Convertible Note
Payable to Related Party                      --         --       --          --    32,854        --           --           32,854
Unrealized Gain on Convertible Note
Payable to Related Party                      --         --       --          --     3,925        --           --            3,925
Equity in Loss of Subsidiaries                --    (52,255)  52,255          --   (81,695)       --       81,695               --
Minority Interest in Loss of                  --         --       --          --        --        --       10,683           10,683
Subsidiaries
Interest Expense                          (8,786)   (27,494)   7,687     (28,593)   (2,925)       (2)         510          (31,010)
                                          -------   --------   -----     --------   -------       ---         ---          --------
Net Loss before Extraordinary Item and
Preferred Dividend                       (52,255)   (70,792)  52,255     (70,792)  (47,478)  (17,827)      92,853         (43,244)
Extraordinary Loss on Extinguishment of
Debt                                          --       (417)      --        (417)       --        --           --            (417)
Preferred Stock Dividends Declared by
XM Radio                                      --         --       --          --    (1,251)   (3,643)       3,643          (1,251)
Net Loss Attributable to Common
Shareholders                            ($52,255)  ($71,209) $52,255    ($71,209) ($48,729) ($21,470)     $96,496        ($44,912)
                                        =========  ========= =======    ========= ========= =========     =======        =========



                 Condensed Consolidating Statement of Cash flow
                         Six Months Ended June 30, 2001
                                   (Unaudited)
                                 (in thousands)


                                                                                Consolidated                           Consolidated
                                            Subsidiary   Motient                  Motient       Motient                   Motient
                                            Guarantors   Holdings  Eliminations   Holdings      Parent    Eliminations    Parent
                                            ----------   --------  ------------   --------      ------    ------------    ------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                    ($ 59,041)  ($ 78,693)    $ 59,041    ($ 78,693)    ($ 119,330)   $ 78,693    ($119,330)
Adjustments to reconcile net loss
to net cash (used in) provided by
operating activities:
Amortization of Guarantee Warrants
 and debt discount and issuance costs              --       3,378           --        3,378          2,543           --       5,921
Depreciation and amortization                  18,438          --           --       18,438         (1,053)          --      17,385
Non cash stock compensation                       325          --           --          325             --           --         325
Loss on Rare Medium note call option               --          --           --           --         13,800           --      13,800
Extraordinary loss on extinguishment
 of debt                                           --          --           --           --          1,925           --       1,925
Equity in loss of XM Radio                         --          --           --           --         23,327           --      23,327
Loss on sale of XM Radio stock                     --          --           --           --            407           --         407
Changes in assets  & liabilities
  Inventory                                    (1,141)         --           --       (1,141)            --           --      (1,141)
  Trade accounts receivable                    (1,868)         --           --       (1,868)            --           --      (1,868)
  Other current assets                          5,519          --           --        5,519           (855)          --       4,664
  Accounts payable and accrued
  expenses                                      4,859        (114)          --        4,745           (435)          --       4,310
  Deferred trade payables                      (1,448)         --           --       (1,448)            --           --      (1,448)
  Deferred Items--net                          (2,299)         --           --       (2,299)        (1,574)          --      (3,873)
                                               -------         --           --       -------        -------          --      -------
Net cash (used in) provided by
operating activities                          (36,656)    (75,429)      59,041      (53,044)       (81,245)      78,693     (55,596)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payment of Senior Note interest
  from escrow                                      --      20,503           --       20,503             --           --      20,503
  Additions to property & equipment            (6,202)         --           --       (6,202)            --           --      (6,202)
  Proceeds from the sale of XM
  Radio stock                                      --          --           --           --         33,539           --      33,539
  Purchase of long-term, restricted                 2         191           --          193           (225)          --         (32)
  investments                                       -     -------           --          ---         ------       ------        ----

  Net cash provided by (used in)               (6,200)     20,694           --       14,494         33,314           --      47,808
investing activities
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from stock issuances                    --          --           --           --            259           --         259
  Funding from parent/subsidiary               51,135      48,735      (59,041)      40,829         37,864      (78,693)         --
  Proceeds from Rare Medium Note                   --          --           --           --         25,000           --      25,000
  Principal payments under
  capital leases                               (3,350)         --           --       (3,350)            --           --      (3,350)
  Principal payments under
  vendor lease                                 (2,132)         --           --       (2,132)            --           --      (2,132)
  Debt issuance costs                              --          --           --           --           (567)          --        (567)
  Proceeds from bank financing                     --       6,000           --        6,000             --           --       6,000
  Repayment of bank financing                      --          --           --           --        (14,625)          --     (14,625)
                                              -------     -------           --      -------        --------          --     --------
  Net cash provided by (used in)
financing activities                           45,653      54,735      (59,041)      41,347         47,931      (78,693)     10,585

  Net increase in cash and
  cash equivalants                              2,797          --           --        2,797             --           --       2,797
CASH & CASH EQUIVALENTS,
beginning of period                             2,520          --           --        2,520             --           --       2,520
                                                -----          --           --        -----                                   -----
CASH & CASH EQUIVALENTS,
end of period                                 $ 5,317        $ --          $--      $ 5,317           $ --         $ --     $ 5,317
                                              =======        ====           ==      =======           ====         ====     =======


                 Condensed Consolidating Statement of Cash flow
                         Six Months Ended June 30, 2000
                                   (Unaudited)
                                 (in thousands)

                                                                         Consol-
                                                                         idated                                        Consolidated
                                        Subsidiary  Motient    Elimi-    Motient    Motient    XM                         Motient
                                        Guarantors  Holdings   nations   Holdings   Parent    Radio      Eliminations      Parent
                                        ----------  --------   -------   --------   ------    -----      ------------      ------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                 ($52,255) ($ 71,209) $52,255     ($71,209) ($47,478) ($17,827)    $ 92,853     ($ 43,661)
Adjustments to reconcile net
loss to net cash (used in) provided
by operating activities:
Amortization of Guarantee Warrants
and debt discount and issuance costs           --      4,520       --        4,520     1,221        --           --         5,741
Depreciation and amortization              17,749         --       --       17,749        --     1,014         (475)       18,288
Non cash stock compensation of
XM Radio                                       --         --       --           --        --     2,258           --         2,258
Extraordinary loss on extinguishment
of debt                                        --        417       --          417        --        --           --           417
Minority Interest                              --         --       --           --        --        --      (10,683)      (10,683)
Gain on conversion on convertible note
payable to related party                       --         --       --           --   (32,854)       --           --       (32,854)
Unrealized gain on marketable securities       --         --       --           --    (3,925)       --           --        (3,925)
Changes in assets  & liabilities
  Inventory                                (3,376)        --       --       (3,376)       --        --           --        (3,376)
  Prepaid in-orbit insurance                2,444         --       --        2,444        --        --           --         2,444
  Trade accounts receivable                (4,169)        --       --       (4,169)       --        --           --        (4,169)
  Other current assets                    (22,138)        --       --      (22,138)      677      (313)          --       (21,774)
  Accounts payable and accrued expenses    (6,655)       283       --       (6,372)     (278)    8,575           --         1,925
  Accrued interest on Senior Note              --         15       --           15        --        --           --            15
  Deferred trade payables                  (3,330)        --       --       (3,330)       --        --           --        (3,330)
  Deferred Items--net                      16,594         --       --       16,594       395        --           --        16,989
                                           ------         --       --       ------       ---        --           --        ------
Net cash (used in) provided by operating
activities                                (55,136)   (65,974)  52,255      (68,855)  (82,242)   (6,293)      81,695       (75,695)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of Senior Note interest
from escrow                                    --     20,503       --       20,503        --        --           --        20,503
Additions to property & equipment          (9,644)        --       --       (9,644)       --   (18,814)          --       (28,458)
Asset Sale agreement to Motient
Satellite                                  10,836         --       --       10,836        --        --           --        10,836
Ventures
System under construction                      --         --       --           --        --  (191,319)          --      (191,319)
Net Purchase/Maturity of short-term
investments                                    --         --       --           --        --    69,471           --        69,471
Other investing activities by XM Radio         --         --       --           --        --   (54,250)          --       (54,250)
Purchase of long-term, restricted
investments                                (2,180)    (1,948)      --       (4,128)      (44) (125,863)          --      (130,035)
                                           -------    -------      --       -------      ---- ---------          --      ---------
Net cash (used in) provided by
investing activities                         (988)    18,555       --       17,567       (44) (320,775)          --      (303,252)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Common and Preferred Stock       --         --       --           --     5,308   229,225           --       234,533
  Proceeds from issuance of conversion
  option to the investors of
  Satellite Ventures                           --         --       --           --    18,564        --           --        18,564
  Funding from parent/subsidiary           64,122     11,419  (52,255)      23,286    58,409        --      (81,695)           --
  Principal payments under
  capital leases                           (2,933)        --       --       (2,933)       --        --           --        (2,933)
  Principal payments under vendor lease    (1,233)        --       --       (1,233)       --        --           --        (1,233)
  Proceeds from Senior Secured Notes and
  Stock Purchase Warrants                      --         --       --           --        --   322,898           --       322,898
  Proceeds from bank financing                 --     36,000       --       36,000        --                     --        36,000
  Debt issuance costs                          --         --       --           --         5    (8,381)          --        (8,376)
                                               --         --       --           --         -    -------          --        -------
  Net cash provided by (used in)
  financing activities                     59,956     47,419  (52,255)      55,120    82,286   543,742      (81,695)      599,453

  Net increase in cash and
  cash equivalents                          3,832         --       --        3,832        --   216,674           --       220,506
  CASH & CASH EQUIVALENTS,
  beginning of period                         776         --       --          776        --    50,698           --        51,474
                                              ---         --       --          ---              ------                     ------
  CASH & CASH EQUIVALENTS, end of
  period                                  $ 4,608       $ --     $ --      $ 4,608      $ --  $267,372         $ --      $271,980
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

Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements ("Cautionary Statements") include, among others, those described under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview," and elsewhere in this quarterly report, including in conjunction with the forward-looking statements included in this quarterly report. All of our subsequent written and oral forward-looking statements (or statements that may be attributed to us) are expressly qualified by the Cautionary Statements. You should carefully review the risk factors described in our other filings with the Securities and Exchange Commission (the "SEC") from time to time, including our registration statement on Form S-4/A (File No. 333-63826), our most recent annual report on Form 10-K, and our quarterly reports on Form 10-Q to be filed after this quarterly report, as well as our other reports and filings with the SEC. In addition, you are urged to carefully review the prospectus (including supplements) included within the registration statement (File No. 333-47570) of XM Satellite Radio Holdings Inc. ("XM Radio"), and XM Radio's current report on Form 8-K dated February 21, 2001 (File No. 0-27441), each filed with the SEC, which describe certain risk factors relating to XM Radio's business, as well as XM Radio's other reports filed from time to time with the SEC.

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

Over the last several years, we have made substantial investments in new products and services, including our eLinksm wireless email service, which we believe will capitalize on the rapid expansion of Internet email usage and wireless data, particularly in the business-to-business environment.

Our eLink service is a two-way wireless email device and electronic organizer that uses our terrestrial network. We provide our eLink brand two-way wireless email service to customers accessing email through corporate servers, Internet Service Providers ("ISP"), Mail Service Provider ("MSP") accounts, and paging network suppliers. We also offer a BlackBerry TM by Motient solution specifically designed for large corporate accounts operating in a Microsoft
Exchange environment. BlackBerry TM is a popular wireless email solution developed by Research In Motion ("RIM") and is being provided on the Motient network under license from RIM.

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

Sale of Retail Transportation Business

In an effort to focus our business on providing wireless data services, we sold the assets comprising our retail transportation business to Aether Systems, Inc. ("Aether") on November 29, 2000. Aether purchased the assets comprising our wireless communications business for the transportation market, including the satellite-only and MobileMAX2(TM) multi-mode mobile messaging business. Aether acquired all of the assets used or useful in the retail transportation business, and assumed the related liabilities. Aether also purchased the existing inventory in the business, and was granted a perpetual license to use and modify any intellectual property owned by or licensed to us in connection with the retail transportation business. See "Liquidity and Capital Resources" for further details of this transaction.

XM Radio

As of December 31, 2000, we had an equity interest of approximately 33.1% (or 21.3% on a fully diluted basis) in XM Satellite Radio Holdings Inc. ("XM Radio"), a public company; and, as of December 31, 2000 we controlled XM Radio through our Board of Director membership and common stock voting rights. As a result, all of XM Radio's results for the calendar year 2000 have been included in our consolidated financial statements. In January 2001, pursuant to Federal Communication Commission ("FCC") approval authorizing Motient to relinquish control of XM Radio, the number of directors that we appointed to XM Radio's Board of Directors was reduced to less than 50% of XM Radio's directors, and we converted a portion of our super-voting Class B Common Stock of XM Radio to Class A Common Stock. As a result, we ceased to control XM Radio, and, as of January 1, 2001, we have accounted for our investment in XM Radio pursuant to the equity method. As of June 30, 2001, we had an equity interest of approximately 25.2% (14.8% on a fully diluted basis) in XM Radio.

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



Rare Medium Merger

On May 14, 2001, we signed a definitive merger agreement with Rare Medium through which we will acquire 100% of the ownership of Rare Medium, using a combination of newly issued convertible preferred stock and 9 million shares of XM Radio Class A common stock that we hold (see "Liquidity and Capital Resources", below). The combined company will provide wireless email, internet and corporate intranet services, as well as software consulting, web based development, wireless software, and network integration services. The merged companies will operate as Motient Corporation and will be headquartered in Reston, Virginia.

Overview

Our significant acquisitions in recent years, the sale of the retail transportation assets to Aether Systems in 2000, and the impact of consolidating the results of XM Radio for 2000, make period to period comparison of our financial results less meaningful, and therefore, you should not rely on them as an indication of future operating performance.

We have incurred significant operating losses and negative cash flows in each year since we started operations, due primarily to start-up costs, the costs of developing and building the networks and the cost of developing, selling and providing our products and services. We are, and will continue to be, highly leveraged. We expect to continue to incur operating losses and negative cash flows for at least several more quarters, and do not expect to achieve EBITDA break even until at least the second or third quarter of 2002. We expect to continue to make significant capital outlays to fund interest expense, new product rollouts, capital expenditures, and working capital before we begin to generate cash in excess of our operating expenses. We expect to require significant additional funds even after we begin to generate cash in excess of operating expenses. While we have identified a number of potential sources of liquidity to fund our operations, there are risks associated with some of these sources of liquidity, as discussed below in "Liquidity and Capital Resources." In addition, our financial performance could deteriorate, and there is no assurance that we will be able to meet our financial projections. If our cash requirements are more than we currently expect, we will require additional financing in amounts which may be material. For a more detailed discussion of our funding requirements and outlook, see "Liquidity and Capital Resources - Summary of Liquidity and Financing Sources for Core Wireless Business."

Our future operating results could be adversely affected by a number of uncertainties and factors, including:

o our ability to secure additional financing necessary to fund anticipated capital expenditures, operating losses and debt service requirements,

o    limitations on our ability to sell XM Radio shares for liquidity purposes,

o our ability to consummate the Rare Medium merger and to realize the cash anticipated to be received in that transaction,

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

o our ability to maintain, on commercially reasonable terms, or at all, certain technologies licensed from third parties,

o    the loss of one or more of our key customers,

o    our ability to attract and retain key personnel,

o our ability to keep up with new technological developments and incorporate them into our existing products and services and our ability to maintain our proprietary information and intellectual property rights,

o the timely availability of an adequate supply of subscriber equipment at competitive price points,

o our dependence on third party distribution relationships to provide access to potential customers,

o our ability to expand our networks on a timely basis and at a commercially reasonable cost, or at all, as additional future demand increases,

o out limited disaster recovery system which could hinder or prevent us from continuing to provide some services to some or all of our customers in the event of a natural disaster or other occurrence that rendered the system unavailable,

o our ability to maintain our listing on the Nasdaq National Market and the impact that would have on an investor's ability to sell shares,

o the risk that we might be deemed to be an investment company under the Investment Company Act of 1940, which could prohibit us from doing business as we have in the past and might subject us to civil and criminal penalties for noncompliance,

o    regulation by the FCC, and

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

XM Radio is a development stage company with no revenues, and its business is subject to a number of significant risks and uncertainties including the following:

o the ability to obtain additional financing necessary to complete the build out of its system and maintain operations until such time as it can reach cash flow positive,

o premature failure of XM Radio's satellites that may not be fully covered by insurance, or natural disasters that could damage the service network or ground facilities for which there are no backups,

o the failure by contractors to deliver functioning systems in a timely manner, for which XM Radio may not have adequate remedies,

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


Three and Six Months Ended June 30, 2001 and 2000

Revenue and Subscriber Statistics

Service revenue, which includes our data, voice, capacity reseller services as well as royalty income, approximated $37.5 million for the six months ended June 30, 2001, which constituted a $2.1 million, or a 6% increase over the first six months of 2000. The increase in service and related revenues was attributable to
(i) a 47% increase in  subscribers,  (ii) revenue from Satellite  Ventures,  and
(iii) royalty revenue. These factors were partially offset by a significant reduction in average revenue per unit ("ARPU") in most market segments.

                           Three Months Ended June 30,
     Summary of Revenue                             2001                2000            Change          % Change
                                                    ----                ----            ------          --------
                                                                 (in millions)
     Wireless internet                                 $2.4              $0.5                $1.9          380
     Field services                                     5.1               6.7                (1.6)         (24)
     Transportation                                     4.1               5.8                (1.7)         (29)
     Telemetry                                          0.7               1.1                (0.4)         (36)
     Maritime and other                                 7.3               4.1                 3.2           78
     Equipment                                          4.1               7.5                (3.4)         (45)
                                              -------------      ------------        -------------
         Total                                       $ 23.7             $25.7               ($2.0)          (8)%
                                              =============      ============        =============


                            Six Months Ended June 30,
     Summary of Revenue                             2001                2000            Change          % Change
                                                    ----                ----            ------          --------
                                                                 (in millions)
     Wireless internet                                 $4.4              $0.8                $3.6          450
     Field services                                    11.0              13.7                (2.7)         (20)
     Transportation                                     8.2              10.7                (2.5)         (23)
     Telemetry                                          1.4               2.2                (0.8)         (36)
     Maritime and other                                12.6               8.0                 4.6           58
     Equipment                                          9.5              12.5                (3.0)         (24)
                                              -------------      ------------        -------------
         Total                                       $ 47.1             $47.9               ($0.8)          (2)%
                                              =============      ============        =============


Our service revenue increased as a result of approximately 80,000 additional subscribers at June 30, 2001, as compared to June 30, 2000, broken down as follows:

                                      As of June 30,
                                        2001              2000            Change     % Change
                                        ----              ----            ------     --------
Wireless internet                     87,227            15,090            72,137         478
Field services                        40,839            43,349            (2,510)         (6)
Transportation                        75,185            71,161             4,024           6
Telemetry                             21,045            14,881             6,164          41
Maritime and other                    25,980            25,562               418           2
                                      ------            ------               ---
  Total                              250,276           170,043            80,233          47
                                     =======           =======            ======  ==========

As is common in our industry, we report subscriber information and ARPU per month statistics. Although these measures are not recognized under Generally Accepted Accounting Principles ("GAAP"), we believe that this information helps to demonstrate important trends in our business.


                                                  Average Revenue Per Unit
                                                       As of June 30,
                                                    2001             2000
                                                    ----             ----
                  Wireless internet                   $10             $17
                  Field services                       39              50
                  Transportation                       18              29
                  Telemetry                            12              25
                  Maritime and other                   94              57
                           Total                      $27             $38


Summary of Six Month over Six Month Revenue

o The growth in wireless internet revenue reflects the overall growth in the number of units, offset by ARPU reductions as a result of a shift towards more reseller pricing contracts as well as late quarter loading in the first and second quarters of 2001. Our eLink product was introduced in late 1999 and did not begin to achieve a material growth rate until the middle of 2000 as certain reseller initiatives were launched.

o The decrease in revenue and ARPU from field services reflects contract renewal rate reductions that occurred in the first quarter of 2001.
     Additionally, as part of this contract renewal, the customer upgraded to one of our new devices, which greatly reduced their requirement for spare units, for which we had previously received revenue. Additionally, we experienced churn of approximately 1,250 registrations to one company as a result of their downsizing.

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

o The growth in maritime and other revenue was primarily the result of (i) $1.8 million of revenue earned from our contract to provide Satellite Ventures with satellite capacity as they pursue their research and development program and (ii) a $1.75 million royalty payment from the one-time licensing of our network software. This increase was partially offset by ARPU decreases in the maritime market as a result of more efficient use of their satellite phones by the maritime market, which resulted in reduced minutes of use. Excluding the revenue from Satellite Ventures and the royalty payment, ARPU for Maritime and other was $49 as of June 30, 2001.

o The decrease in equipment revenue is a result of (i) the loss of $6.3 million of equipment sales associated with the sale of our transportation business, (ii) a $688,000 decrease in voice equipment sales and (iii) the net deferral of $3.9 million of equipment revenue in accordance with our revenue recognition policies. These reductions in equipment revenue were offset by an increase of approximately $7.9 million in equipment sales for our eLink product lines.

Expenses

                                                        Three Months Ended June 30,
Summary of Expense                                           2001           2000          Change          % Change
------------------                                           ----           ----          ------          --------
                                                                       (in millions)
Cost of Service & Operations                                   $19.6        $18.8           $0.8            4%
Cost of Equipment Sales                                         10.6          7.9            2.7           34
Sales & Advertising                                              4.9          7.6           (2.7)         (36)
General & Administration-core wireless                           4.9          5.2           (0.3)          (6)
General & Administration-XM Radio                                 --         13.5          (13.5)        (100)
Depreciation & Amortization-core wireless                        8.8          8.9           (0.1)          (1)
Depreciation & Amortization-XM Radio                              --          0.3           (0.3)        (100)
                                                                  --    ---------       ---------
    Total                                                      $48.8        $62.2         $(13.4)         (22%)
                                                         ===========    =========       =========       =======




                                                          Six Months Ended June 30,
Summary of Expense                                           2001           2000          Change          % Change
------------------                                           ----           ----          ------          --------
                                                                       (in millions)
Cost of Service & Operations                                   $37.8          $36.8           $1.0            3%
Cost of Equipment Sales                                         16.5           13.2            3.3           25
Sales & Advertising                                             14.6           13.8            0.8            6
General & Administration-core wireless                          11.2           10.8            0.4            4
General & Administration-XM Radio                                 --           29.8          (29.8)        (100)
Depreciation & Amortization-core wireless                       17.4           17.8           (0.4)          (2)
Depreciation & Amortization-XM Radio                              --            0.5           (0.5)        (100)
                                                                  --    -----------     -----------
    Total                                                      $97.5         $122.7         $(25.2)         (21%)
                                                         ===========    ===========     ===========     =========

The results for the six months ended June 30, 2000, included expenses incurred by XM Radio, as we were required to consolidate their results. As noted above, as of January 1, 2001, we were no longer required to consolidate the results of XM Radio.

Cost of service and operations includes costs to support subscribers and to operate the network. The increase in cost of service and operations was primarily attributable to (i) a $1.0 million increase in communication charges associated with a 13% increase in base stations year over year, (ii) a $660,000, increase in base station maintenance costs associated with a 24% increase in the average cost per base station primarily as a result of new rates under the maintenance contract, (iii) a $1.0 million increase for site rental costs associated with the 13% increase in base stations year over year and increased lease rates, and (iv) approximately $700,000 in licensing and commission payments to third parties with whom we've partnered to provide certain eLink and Blackberry by Motient services. The increases were offset by approximately $2.3 million of costs associated with our transportation assets, which were sold in late 2000.

The increase in cost of equipment sold for the six months ended June 30, 2001, as compared to the same period in 2000, was a result of a $4.5 million inventory valuation charge in the second quarter of 2001 associated with our early-generation eLink inventory. This charge was taken as a result of evaluating our current sales trends, as well as pricing announcements made by certain of our competitors. This was offset by a shift from the higher-cost products associated with our transportation business, as compared to the lower-cost eLink product line.

Sales and advertising expenses as a percentage of total revenue were approximately 31% for the first six months of 2001, compared to 29% for the same period in 2000. The increase in sales and advertising expenses period over period was primarily attributable to a $3.0 million market awareness advertising campaign in the first quarter of 2001 to heighten our presence in the marketplace and to support our roll out of our eLink fortified with Yahoo!(TM) product, offset by approximately $4.0 million of costs related to the those individuals associated with sales efforts for our transportation business.

General and administrative expenses for the core wireless business as a percentage of total revenue were approximately 24% for the first six months of 2001, compared to 23% for the comparable period of 2000. The increase in 2001 costs over 2000 costs in our core wireless business general and administrative expenses was primarily attributable to a $1.3 million charge associated with the vesting of certain restricted stock grants in the first quarter of 2001, offset by approximately $300,000 of savings associated with having fewer employees throughout the first six months of 2001, primarily as a result of the sale of the transportation assets in late 2000, as well as a mark-to-market credit of approximately $480,000 associated with the vesting of stock options held by former Motient employees.

Depreciation and amortization for the core wireless business was approximately 37% of total revenue for the first six months of both 2001 and 2000. The slight decrease in depreciation and amortization expense in the first six months of 2001 was primarily attributable to the sale of our transportation assets in the fourth quarter of 2000 and their associated depreciation.

Interest and other income was $413,000 for the six months ended June 30, 2001, as compared to $15.2 million (of which $13.0 million was earned by XM Radio) for the six months ended June 30, 2000. Excluding interest earned by XM Radio, the $1.8 million decrease in interest earned by the core wireless business reflects reduced interest earned on our escrow established for the Senior Notes as a result of a lower escrow balance. The final payment was made out of the escrow in April 2001.

We incurred $30.3 million of interest expense in the first six months of 2001, compared to $31.0 million during the first six months of 2000. The $0.7 million decrease for the six months was a result of (i) a decrease in amortization of warrants and prepaid interest and debt offering costs due to the debt discount costs that were written off in 2000 and 2001 when we extinguished a portion of debt under the bank facilities and (ii) lower average outstanding debt balances as a result of repayments made to the bank financing in the second half of 2000 and second quarter of 2001. These decreases were partially offset by increased vendor debt and capital lease obligations, as well as a $638,000 amortization of the debt discount associated with the Rare Medium Note call option. We expect interest expense to continue to decrease as we continue to pay down debt under the bank facilities, either through the cash received in the Rare Medium merger, or from the proceeds from Satellite Ventures and Aether, or the sales of XM Radio stock.

Net capital expenditures for the six months ended June 30, 2001 for property and equipment were $6.2 million compared to $9.6 million (excluding $18.8 million incurred by XM Radio) for the comparable period in 2000. Expenditures consisted primarily of assets necessary to continue the build out of our terrestrial network.

Effect of Rare Medium Merger

Currently, it is expected that Rare Medium will be managed as a stand-alone business; however, Motient and Rare Medium are continuing to review their plans and opportunities for cost savings. At this time, Motient does not expect significant short-term operational savings from the merger.

Rare Medium has not yet achieved positive operating cash flow, and if they are unable to achieve that prior to the merger, their funding requirement would have a negative impact on our results of operations and liquidity. For the first six months of 2001, Rare Medium recorded an operating loss of $50.6 million and net cash used in operations of $27.3 million. Additionally, Motient's net loss may also be impacted by additional amortization charges if an independent appraisal, to be performed after the closing of the merger, determines that Rare Medium has significant intangible assets. Assuming a preliminary amortization period of five years of identified intangible assets, each $2.0 million increase in identifiable assets would increase Motient's amortization expense and net loss by $400,000 per year.

As a result of the Rare Medium merger and the associated pay down of the bank facility, it is expected that our interest expense would be reduced by approximately $1.0 million per year, based on our current interest rates.


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

Summary of Liquidity and Financing Sources for Core Wireless Business


We have serious short-term liquidity issues, which, in part, are addressed by the Rare Medium merger. We have sufficient funds currently to continue operations until early October 2001, and assuming the Rare Medium merger closes by then, as to which there can be no assurance, we expect that the combined entity will have sufficient funds to permit us to make our October 2001 $20.5 million senior note interest payment. Thereafter, based on our current projections for the results of operations of our business, as to which there can be no assurances, and depending on the amount of free cash, if any, remaining in Rare Medium at the time the merger closes, we will require approximately $80 million of additional cash to fund operating losses, capital expenditures and to make interest payments on indebtedness, before we begin to generate cash in excess of our operating expenses, which we anticipate to occur in the second or third quarter of 2002. Because the merger has not closed yet, we have not made projections regarding Rare Medium's funding requirements, and this estimate does not include any cash that might be required to fund Rare Medium's operations if Rare Medium's business is not generating cash in excess of its operating expenses, or that might be required in connection with certain contingent liabilities and litigation of Rare Medium. In recent periods, Rare Medium has not generated cash in excess of its operating expenses. In addition, because various of our potential capital raising transactions require mandatory bank debt repayments, we will need to raise gross proceeds in excess of the estimated required amounts set forth above.

Even after we begin to generate cash in excess of our operating expenses, we will need to obtain additional funds from other sources to meet our ongoing interest payment obligations, capital expenditures, and other non-operating cash expenses, which are expected to equal approximately $65 million to $75 million annually. This funding requirement will be reduced by any excess cash generated by our operations.

We anticipate that all of the foregoing funding requirements can be met by a combination of various sources, including (1) cash on hand, (2) borrowings available under our vendor financing facility, (3) proceeds realized through the sale of inventory relating to eLink and BlackBerry TM, (4) sales of our 5.7 million XM Radio shares that are not being delivered to the preferred shareholders of Rare Medium in connection with the Rare Medium merger, (5) cash held by Rare Medium after the closing of the merger, (6) the $10 million of escrowed funds from the Aether transaction, which Motient has recently requested be released, (7) up to $22.5 million that may be received in 2002 under the earn out arrangement with Aether, (8) $60 million, of which $45 million is cash, to be paid by Satellite Ventures upon the closing of its transaction with TMI, which closing depends on the receipt of regulatory approval which is not expected until the first half of 2002 at the earliest, (9) proceeds that may be realized from the sale of portions of Rare Medium's venture portfolio, and (10) additional debt and equity financings in 2002. There can be no assurance that the foregoing sources of liquidity will provide sufficient funds in the amounts or at the time that funding is required. In addition, in the near term if our ability to realize such liquidity from any such source is delayed or the proceeds from any such source are insufficient to meet our expenditure requirements as they arise, we will seek additional equity or debt financing, although it is unlikely under current conditions that such additional financing will be available to us on reasonable terms, if at all.

If the Rare Medium merger is not consummated, while we will not have access to the cash held by Rare Medium or its venture portfolio, we will have significantly more XM Radio shares than we would have if the merger were consummated. If the merger is not consummated, we will continue to own 14.7 million XM Radio shares, but we would expect to apply approximately 3.5 million to 4.5 million of such shares (based on current trading prices of XM Radio shares) to repayment of the $50 million Rare Medium loan. While we do not currently have sufficient cash to make the $20.5 million interest payment on our senior notes due in October 2001 and to meet our other expenses in the fourth quarter of 2001, if the Rare Medium merger is not consummated we would seek to effect a transaction involving the disposition of a portion of our XM Radio shares to fund these obligations. There are significant risks associated with the XM Radio shares, including volatility in trading price, possible adverse price pressure due to the overhang associated with our perceived desire to sell shares to fund our business, and transaction risk associated with our ability to sell a large block of the shares at one time. Any transaction involving the XM shares would require the consent of our bank lenders and guarantors, and would likely be accompanied by a requirement that a substantial portion of the proceeds be used to repay our bank debt.

We expect to continue to review our overall capital structure in light of market conditions, with a view toward exploring possible transactions that might have the effect of improving our capital structure and reducing our overall indebtedness and, consequently, our interest expense obligations. While we have no immediate plans to undertake any transaction, transactions we might explore include retiring or otherwise reducing our indebtedness, repurchasing or exchanging our indebtedness, or otherwise modifying our indebtedness in order to reduce the level of recurring interest expense. We also have examined and had preliminary discussions regarding, and expect to continue to explore, possible transactions to enhance the short and long-term value of our assets, including but not limited to, our shares of XM Radio and our investment in Satellite Ventures. We cannot provide any assurance that we would be able to effect any such transaction or that the completion of any such transaction would have the desired effect.

If the results of our operations (or, in the event the Rare Medium merger closes, the results of Rare Medium's operations) are less favorable than we currently anticipate, our cash requirements will be more than projected, and we will require additional financing in amounts which may be material. The type, timing and terms of financing that we select will be dependent upon our cash needs, the availability of financing sources and the prevailing conditions in the financial markets. We cannot guarantee that additional financing sources will be available at any given time or available on favorable terms.

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

In order to work towards adequately funding our projected shortfall, we have executed the following transactions and initiatives in 2001:

o In January and February 2001, we sold, in two separate transactions, 2 million shares of our XM Radio Class A Common Stock, at an average price of $16.77 per share, for total proceeds of $33.5 million. Approximately $8.5 million of the proceeds were used to repay and permanently reduce our bank financing. In exchange for the guarantors of our bank facility agreeing to waive certain debt repayment obligations for the second sale of shares, we and the guarantors have agreed that if the Rare Medium transaction does not close, the first $16.5 million of proceeds received from the earlier of (i) the closing of the Satellite Ventures transaction and (ii) any other reduction event to occur in the year 2002 will be used to pay down the bank financing.

o On April 4, 2001, we received $25 million from Rare Medium Group, Inc. ("Rare Medium"), and issued Rare Medium a note payable at 12.5% annual interest with a maturity date, subject to certain mutually-agreed upon extensions, of October 1, 2001. The note is collateralized by 3 million of our XM Radio shares, and Rare has the option to exchange the note for a number of XM Radio shares equivalent to the principal of the note plus any accrued interest thereon, divided by $10.41. Of the $25 million that we received, we used $6.125 million to repay and permanently reduce our bank financing, and $18.375 million was used to fund operations.

o    In  April  2001  we  undertook  certain  capital  and  expense  reductions, principally in the areas of employee hiring, advertising and capital spending. We believe that these reductions may result in up to approximately $15 million of savings in 2001, while not reducing our ability to sell our products or lower our service levels.

o On May 14, 2001, we signed a definitive merger agreement with Rare Medium. Upon closing of the transaction, the bridge loans with Rare Medium would be cancelled and any shares of XM Radio stock used to secure such loans would be released by Rare Medium and returned to the guarantor collateral pool. The combined company will provide wireless email, internet and corporate intranet services, as well as software consulting, web based development, wireless software, and network integration services. The merged companies will operate as Motient Corporation and will be headquartered in Reston, Virginia.

     As of June 30, 2001, Rare Medium had approximately $98 million in cash, before the funding of the second $25 million note in July 2001. A portion of any cash that remains at Rare Medium at the time of closing would be used as follows: (i) to repay and permanently reduce the Term Facility and Revolver by $28.25 million, (ii) approximately $13 to $16 million to affiliates of Apollo Management L.P. (Rare Medium's preferred shareholder) as additional merger consideration, and (iii) to fund the combined business. Further, the guarantors have required as a condition to the transaction that we sell 1million XM Radio shares to be used as a 100% reduction in the bank financing facility by September 30, 2001. Hughes has the right to defer the sale of these shares beyond September 30th.

     The consummation of the merger is subject to receipt of all necessary regulatory approvals and consents, including bank approvals and Rare Medium and Motient shareholder approvals.

o On July 16, 2001, we issued the second $25 million note as contemplated under the Rare Medium bridge loan and merger agreements. Of the $25 million that we received, we used $6.125 million to repay and permanently reduce our bank financing, and $18.375 million is available for funding general operations. This note is also collateralized by 2 million of our XM Radio shares.

     As of July 31, 2001, we held approximately 14.7 million shares of XM Radio stock; however, approximately 13.7 million of such shares are pledged to and held by Rare Medium or our banks and guarantors to secure our obligations under our bank financings and the note with Rare Medium. There is no guarantee that the banks and Guarantors would agree to release any portion of their share of this security to permit us to liquidate its XM Radio shares, or that such approval would be on terms favorable to us. Further, our ability to sell our shares of XM Radio stock in the public markets is generally limited to the quarterly volume restrictions under Rule 144 of the Securities Act.

     The carrying value of our investment in XM Radio pursuant to the equity method of accounting was $218.8 million (or $14.83 per share) as of June 30, 2001. As of August 10, 2001, the market price of XM Radio common stock was $13.58 per share, $1.25 per share less than our carrying value. Taking into consideration market and other appropriate factors, we do not believe that other than a temporary decline in the value of our investment in XM Radio has occurred and, accordingly, we have not recognized a loss; however, we cannot guarantee that a loss will not be recognized in the future.

Our other current financing arrangements are summarized below:

o A $96.5 million bank financing facility, consisting of (i) a $77.25 million unsecured five-year reducing revolving credit facility, none of which was available for borrowing as of June 30, 2001, and (ii) a $19.25 million five-year term loan facility, maturing on March 31, 2003, with up to three additional one-year extensions subject to the lenders' approval, which is secured by our assets, principally our stockholdings in XM Radio. The bank financing is severally guaranteed by Hughes Electronics Corporation, Singapore Telecommunications Ltd., and Baron Capital Partners, L.P. Both facilities bear interest at LIBOR plus 1.0%. Certain proceeds that we may receive are required to be used to repay and reduce the bank financing, unless otherwise waived by the lenders and the guarantors. As of June 30, 2001, we had outstanding borrowings of $26.375 million under the term loan facility at approximately 5.1%, and $77.25 million under the revolving credit facility at rates ranging from 4.9% to 5.3%. On July 16, 2001, as a result of the Rare Medium Loan, we reduced our term loan facility by an additional $6.125 million, and had a balance outstanding on the term loan of $19.25 million as of July 31, 2001. Additionally, in connection with the bank financing, we entered into an interest rate swap agreement which reduced the impact of interest rate increases on the term loan facility. Under the swap agreement, which expired in March 2001, we received an amount equal to LIBOR plus 50 basis points, paid directly to the banks on a quarterly basis, on a notional amount of $41 million until the termination date of March 31, 2001.

     As noted below, any proceeds we receive from the Aether escrow or earn-out will be used to repay and permanently reduce the revolving credit facility. Additionally, if the Rare Medium merger is not consummated, the first
     $30.75 million of funds from the closing of the Satellite Venture's transaction, will be used to repay and permanently reduce the revolving credit facility.

o A vendor financing commitment from Motorola, Inc., a stockholder, to provide up to $15 million of vendor financing to finance up to 75% of the purchase price of additional terrestrial network base stations. Loans under this facility bear interest at a rate equal to LIBOR plus 7.0% and are guaranteed by Motient and each of its wholly-owned subsidiaries. The terms of the facility require that amounts borrowed be secured by the equipment purchased therewith. As of July 31, 2001, there was $2.2 million available for borrowing under this facility.

o $9.9 million capital lease for network equipment acquired in July 2000. The lease has a term of three years and an effective interest rate of 14.718%.

o $335 million of senior notes issued in 1998, at the time of the Motient Communications Acquisition. The notes bear interest at 12.25% annually and are due in 2008. Interest payments are due semi-annually, in arrears, and began on October 1, 1998. The notes were issued by a subsidiary of Motient, and are fully guaranteed by Motient. Beginning October 1, 2001, we will be required to make semi-annual payments in the amount of $20.5 million out of general operating funds.

o We had also arranged the financing of certain trade payables; however, as of June 30, 2001, no deferred trade payables were outstanding.

Sale of Retail Transportation Business to Aether Systems

In November 2000, we sold the assets comprising our retail transportation business to Aether Systems, Inc. The purchase price for these assets was $45 million, plus the then-current book value of the inventory for the business. All of this amount was paid at closing, except for $10 million which was deposited in an escrow account and will be released to Motient upon satisfaction of certain criteria with respect to MobileMAX2(TM), and $3.7 million which was held back and will be paid to us upon collection of certain accounts receivable. In addition, we have the opportunity to receive up to an additional $22.5 million as an "earn-out" payment, subject to the satisfaction of certain operating results for the business during 2001. Of the proceeds received at closing, $20 million was used to immediately repay and permanently reduce the revolving credit facility. Proceeds, if any, from the $10 million escrow and the $22.5 million earn-out will be recorded as additional purchase consideration when received and will also be used to repay and permanently reduce the revolving credit facility.

Commitments

At June 30, 2001, we had remaining contractual commitments to purchase eLink and other subscriber equipment inventory in the amount of $2.6 million.
Additionally, we have entered into product development agreements for the purchase of engineering services and for licenses to be used in future applications of our eLink product. Should the engineering effort prove successful, we have committed to purchase additional subscriber inventory. These commitments, including the inventory commitment, total approximately $3.0 million and will be paid during 2001. Should we decide to cancel these agreements, we would incur cancellation penalties of any remaining unpaid license and non-recurring engineering fees, the cost of any non-refundable components purchased on our behalf, plus fifty-percent of any remaining inventory commitment. As of June 30, 2001, this cancellation penalty would have been approximately $1.8 million.

The aggregate fixed and determinable portion of all commitments for inventory purchases and other fixed contracts, related to the core wireless business, is $8.3 million, of which $7.3 million is due in 2001.

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

Under the terms of the bank facility waivers received by Motient in connection with the January 2001 agreement, if the Rare Medium merger is not consummated, approximately $30.75 million of all amounts to be received by Motient from Satellite Ventures in connection with Motient's sale of its satellite business assets to Satellite Ventures, including the $45 million in cash and $15 million note receivable, will be used to repay outstanding amounts, and permanently reduce commitments, under Motient's revolving credit facility.

 Summary of Cash Flow for the six months ended June 30, 2001 and June 30, 2000

                                                            Six Months Ended
                                                              June 30, 2001               Six Months Ended June 30, 2000 (1)
                                                              --------------              ----------------------------------
                                                                          Core
                                                                       Business       Core Business       XM Radio    Consolidated
                                                                       --------       -------------       --------    ------------
Cash Used In Operating Activities                                     ($55,596)          ($69,402)        ($6,293)       ($75,695)

Cash Provided by (Used in) Investing                                    47,808             17,523        (320,775)       (303,252)

Cash Used in Financing Activities:
      Equity issuances                                                     259             23,872         229,225         253,097
      Debt payments on capital leases, vendor financing                 (5,482)            (4,166)             --          (4,166)
      Net funding from (repayment of) notes                             16,375             36,000         322,898         358,898
      Other                                                               (567)                 5          (8,381)         (8,376)
                                                                        -------             -----       ---------         -------
Total Provided by Financing Activities                                  10,585             55,711         543,742         599,453
                                                                        ------             ------         -------         -------

Total Change in Cash                                                    $2,797             $3,832        $216,674        $220,506
                                                                        ======             ======        ========        ========

Cash and Cash Equivalents                                               $5,317             $4,608        $267,372        $271,980
Working Capital                                                        (51,972)            74,917         305,053         379,970
Restricted Investments included in working capital                          --             41,038          93,415         134,453


(1) As noted above, the six month period ended June 30, 2000, includes the results of XM Radio. As of January 1, 2001, results of XM Radio were recorded on an equity basis.

The $13.8 million decrease in cash used in operating activities for the core business was a result of increased expenses, as described above, offset by the timing of certain working capital changes, primarily within accounts payable. We expect that losses going forward will be reduced as a result of the cost saving measures that we have put into place; however, we will see an offsetting increase in the cash used in operating activities as we make payments for equipment inventory prior to the inventory being sold to end users.

The $30.3 million increase in cash provided by investing activities of the core business was primarily attributable to the sale of 2 million shares of our XM Radio stock for net proceeds of approximately $33.5 million, partially offset by the purchase, in the first six months of 2000, of certain restricted investments associated with our Senior Secured Notes escrow.

The $45.1 million decrease in cash provided by financing activities in the core business was a result of (i) the reduction in proceeds from the exercise of stock option and warrants in the amount of $5.2 million in the first six months of 2000, as compared to $259,000 in the first six months of 2001, (ii) proceeds of $18.6 million received in the Satellite Ventures transaction that were allocated to the investors' option to convert to Motient common stock and (ii) a difference of $19.6 million in debt financings, including the $25 million Rare Medium loan, from the first six months of 2000 as compared to the first six months of 2001.

Other

All of our wholly owned subsidiaries are subject to financing agreements that limit the amount of cash dividends and loans that can be advanced to Motient Parent. At June 30, 2001, all of the subsidiaries' net assets were restricted under these agreements. These restrictions will have an impact on our ability to pay dividends.


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

Derivatives

In September 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") which requires the recognition of all derivatives as either assets or liabilities measured at fair value, with changes in fair value reflected as current period income (loss). The effective date of SFAS No. 133, as amended by SFAS No. 138, is for fiscal years beginning after September 15, 2000.

On April 4, 2001, we sold a note to Rare Medium for $25 million. The note is collateralized by up to 3 million of our XM Radio shares, and Rare Medium has the option to exchange the notes for a number of XM Radio shares equivalent to the principal of the note plus any accrued interest thereon. We have determined the embedded call option in the note, which permits Rare Medium to convert the borrowing into shares of XM Radio, to be a derivative which must be accounted for in accordance with SFAS No.133 and accordingly, have recorded a market adjustment charge in the amount of $13.8 million in the second quarter of 2001. The second tranche of the Rare Medium bridge loan will also be accounted for as a derivative and valuations made as appropriate.

Accounting Standards


In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. We will adopt the provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001, on January 1, 2002 and to goodwill and intangible assets acquired in the Rare Medium merger, if consummated, in the period the merger is consummated. We are in the process of evaluating the financial statement impact of adoption of SFAS Nos. 141 and 142.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the impact of interest rate changes related to our credit facilities. We manage interest rate risk through the use of a combination of fixed and variable rate debt. Currently, we do not use derivative financial instruments to manage our interest rate risk. We have minimal cash flow exposure due to general interest rate changes for our fixed rate, long-term debt obligations. We invest our cash in short-term commercial paper, investment-grade corporate and government obligations and money market funds.

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

Motient is exposed to the impact of equity price market risk related to the call option embedded in the $25 million note issued to Rare Medium in April 2001. As of June 30, 2001, the fair value of the embedded call option was $15.8 million. The $25 million note issued to Rare Medium accrues interest at 12% per annum and matures in October 2001 and can be exchanged prior to maturity for the number of shares of XM Radio common stock determined by dividing the principal and accrued interest of such note by $10.41.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

The Company is aware of sixteen purported class action lawsuits filed by holders of Rare Medium common stock in the Court of Chancery of the State of Delaware challenging the merger. On June 22, 2001, these lawsuits were consolidated by the Delaware Court into a single purported class action, In re Rare Medium Group, Inc. Shareholders Litigation, C.A. No. 18879 NC. On August 7, 2001, the Delaware class action plaintiffs filed a Consolidated Amended Class Action Complaint. The Company is also aware of a purported class action lawsuit filed by holders of Rare Medium common stock in the New York Supreme Court, Brickell Partners v. Rare Medium Group, Inc., et al., N.Y.S. Index No. 01602694.

Both lawsuits name Rare Medium, members of Rare Medium's board of directors, the holders of Rare Medium preferred stock and certain of their affiliated entities, and Motient as defendants. The complaints allege that the defendants breached duties allegedly owed to the holders of Rare Medium common stock in connection with the merger agreement. Specifically, the complaints allege, among other things, that: (1) the holders of Rare Medium preferred stock engaged in self-dealing in the proposed merger; (2) the Rare Medium board of directors allegedly breached its fiduciary duties by agreeing to distribute the merger consideration differently among holders of Rare Medium's common and preferred shares; and (3) Motient and Rare Medium failed to adequately disclose all material information in their Joint Proxy Statement. The complaints in both lawsuits also allege that the Company and the holders of Rare Medium preferred stock aided and abetted the supposed breaches of fiduciary duties.

The lawsuits seek to stop the merger and/or to obtain an award of monetary damages. Specifically, the plaintiffs seek, among other things: (1) a declaration that the complaints are properly maintainable as a class action; (2) injunctive or rescissory relief; (3) unspecified monetary damages; (4)
attorneys' fees, costs, and expenses; (5) other and further relief the Court deems proper.

The Company plans to contest these lawsuits vigorously, and has filed a motion to dismiss the Delaware lawsuit. Rare Medium and members of Rare Medium's board of directors have also filed a motion to dismiss the Delaware lawsuit. Both of these motions were filed before the Consolidated Amended Class Action Complaint was served, and the Company plans to file an amended motion to dismiss the Consolidated Amended Class Action Complaint. No hearing date has been set for the motions.

Motient has not yet been served with process in the New York lawsuit. Rare Medium and the holders of Rare Medium preferred stock have been served with process and have filed motions to dismiss or stay the New York lawsuit. The return date for these motions to be heard by the New York court is currently September 10, 2001.

Item 4.   Submission of Matters to a Vote of Security Holders

(a) At the annual meeting of the stockholders of Motient held on May 22, 2001, the matters described under (b) and (c) below were voted upon.

(b) The following nominees, constituting all of the Company's directors, were elected to the Company's board of directors:

                                      Individual
                                      Votes For          Votes Withheld
                                      ---------          --------------
         Billy J. Parrott             39,242,340             17,939
         Gary M. Parsons              38,499,708            760,571
         Walter V. Purnell, Jr.       38,669,132            591,147
         Andrew A. Quartner           39,365,840              5,439
         Jack A. Shaw                 39,250,944              9,335
         Jonelle St. John             39,254,840              5,439

         TOTAL                        39,260,279             75,015


(c) The vote on the ratification of Arthur Andersen LLP as independent accountants for the Company for 2001 was 39,218,287 for, 106,618 against, 10,389 abstaining.

Item 6.           Exhibits and Reports on Form 8-K


(a)      Exhibits

9.2      -     Company  Stockholder  Voting Agreement by and between Motient and
               Apollo Investment Fund IV, L.P., dated May 14, 2001 (incorporated by reference to Exhibit 2 to the Schedule 13D filed by Motient on May 24, 2001).

9.3      -     Company  Stockholder  Voting Agreement by and between Motient and
               Apollo   Overseas   Partners  IV,   L.P.,   dated  May  14,  2001
               (incorporated by reference to Exhibit 2 to the Schedule 13D filed by Motient on May 24, 2001).

9.4      -     Company  Stockholder  voting Agreement by and between Motient and
               AIF IV/RRRR L.L.C., dated May 14, 2001 (incorporated by reference to Exhibit 2 to the Schedule 13D filed by Motient on May 24,
               2001).

9.5      -     Acquiror  Stockholder Voting Agreement by and between Rare Medium
               Group, Inc. and Hughes Electronics Corporation dated May 14, 2001
               (incorporated by reference to Exhibit 3 to the Schedule 13D filed by Rare Medium on May 23, 2001).

9.6      -     Acquiror  Stockholder Voting Agreement by and between Rare Medium
               Group, Inc. and Motorola Inc. dated May 14, 2001 (incorporated by reference to Exhibit 4 to the Schedule 13D filed by Rare Medium on May 23, 2001).

9.7      -     Acquiror  Stockholder Voting Agreement by and between Rare Medium
               Group,  Inc. and Baron Capital  Partner L.P.,  dated May 14, 2001
               (incorporated by reference to Exhibit 2 to the Schedule 13D filed by Rare Medium on May 23, 2001).

10.34j   -     Amendment  No.  3  of  Revolving  Credit  Agreement,   Waiver  of
               Revolving   Credit   Agreement  and  Term  Credit  Agreement  and
               Termination and Release of Shareholder Guarantors dated as of May
               14,  2001   (incorporated  by  reference  to  Exhibit  10.120  to
               Motient's   registration   statement   on  Form  S-4   (File  No.
               333-63826)).

10.35i   -     Amendment  No.  3  of  Revolving  Credit  Agreement,   Waiver  of
               Revolving   Credit   Agreement  and  Term  Credit  Agreement  and
               Termination and Release of Shareholder Guarantors dated as of May
               14,  2001   (incorporated  by  reference  to  Exhibit  10.120  to
               Motient's   registration   statement   on  Form  S-4   (File  No.
               333-63826)).

10.51    -     Agreement and Plan of Merger by and among Motient, MR Acquisition
               Corp.,  and Rare  Medium  Group,  Inc.  dated as of May 14,  2001
               (incorporated  by reference to Motient's  current  report on Form
               8-K/A (File No. 0-23044) filed with the SEC on May 15, 2001).

10.51a   -     Letter Agreement by and among Motient,  MR Acquisition  Corp. and
               Rare Medium Group, Inc. dated as of May 16, 2001 (incorporated by reference to Motient's current report on Form 8-K (File No.
               0-23044) filed with the SEC on May 18, 2001).

10.52    -     Amended and Restated  Registration  Rights Agreement by and among
               Motient,   Apollo  Investment  Fund  IV,  L.P.,  Apollo  Overseas
               Partners IV, L.P.,  and AIF IV/RRRR  L.L.C.,  dated June 11, 2001
               (incorporated   by   reference   to  Exhibit  10.1  to  Motient's
               registration statement on Form S-4 (File No. 333-63826)).

10.53    -     Agreement,  dated May 14, 2001, by and among Motient, Rare Medium
               Group,  Inc.  and Glenn S. Meyers  (incorporated  by reference to
               Exhibit  10.113 to Motient's  registration  statement on Form S-4
               (File No. 333-63826)).

10.54    -     Note Purchase Agreement dated as of April 2, 2001 between Motient and rare Medium Group, Inc. (incorporated by reference to exhibit
               10.112 to Motient's  registration statement on Form S-4 (File No.
               333-63826)).

(b)      Current Reports on Form 8-K

               On May 14, 2001, the Company filed a Current Report on Form 8-K, in response to Item 5-Other Events, reporting that the Company had entered into a definitive merger agreement with Rare Medium Group, Inc.

               On May 15, 2001, the Company filed on amendment on Form 8-K/A to its previously filed report on Form 8-K, to file the Agreement and Plan of Merger with Rare Medium Group, Inc.

               On May 17, 2001, the Company filed a Current Report on Form 8-K, in response to Item 5-Other Events, reporting that the Company had entered into an agreement amending in certain respects the Agreement and Plan of Merger dated May 14, 2001.

               On May 25, 2001, the Company filed a Current Report on Form 8-K, in response to Item 5-Other Events, reporting that the Company was aware of a number of purported class action lawsuits that have been filed in Delaware Chancery Court challenging the proposed merger between Motient and Rare Medium Group, Inc. All of the complaints name Rare Medium Group, along with members of its board of directors, as defendants.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MOTIENT CORPORATION
                                    (Registrant)


August 14, 2001                     /s/W. Bartlett Snell
                                    --------------------
                                    W. Bartlett Snell
                                    Senior Vice President
                                        and Chief Financial Officer
                                    (principal financial and accounting officer
                                        and duly authorized officer to sign on
                                        behalf of the registrant)

                                  EXHIBIT INDEX

Number            Description


9.2      -     Company  Stockholder  Voting Agreement by and between Motient and
               Apollo Investment Fund IV, L.P., dated May 14, 2001 (incorporated by reference to Exhibit 2 to the Schedule 13D filed by Motient on May 24, 2001).

9.3      -     Company  Stockholder  Voting Agreement by and between Motient and
               Apollo   Overseas   Partners  IV,   L.P.,   dated  May  14,  2001
               (incorporated by reference to Exhibit 2 to the Schedule 13D filed by Motient on May 24, 2001).

9.4      -     Company  Stockholder  voting Agreement by and between Motient and
               AIF IV/RRRR L.L.C., dated May 14, 2001 (incorporated by reference to Exhibit 2 to the Schedule 13D filed by Motient on May 24,
               2001).

9.5      -     Acquiror  Stockholder Voting Agreement by and between Rare Medium
               Group, Inc. and Hughes Electronics Corporation dated May 14, 2001
               (incorporated by reference to Exhibit 3 to the Schedule 13D filed by Rare Medium on May 23, 2001).

9.6      -     Acquiror  Stockholder Voting Agreement by and between Rare Medium
               Group, Inc. and Motorola Inc. dated May 14, 2001 (incorporated by reference to Exhibit 4 to the Schedule 13D filed by Rare Medium on May 23, 2001).

9.7      -     Acquiror  Stockholder Voting Agreement by and between Rare Medium
               Group,  Inc. and Baron Capital  Partner L.P.,  dated May 14, 2001
               (incorporated by reference to Exhibit 2 to the Schedule 13D filed by Rare Medium on May 23, 2001).

10.34j   -     Amendment  No.  3  of  Revolving  Credit  Agreement,   Waiver  of
               Revolving   Credit   Agreement  and  Term  Credit  Agreement  and
               Termination and Release of Shareholder Guarantors dated as of May
               14,  2001   (incorporated  by  reference  to  Exhibit  10.120  to
               Motient's   registration   statement   on  Form  S-4   (File  No.
               333-63826)).

10.35i   -     Amendment  No.  3  of  Revolving  Credit  Agreement,   Waiver  of
               Revolving   Credit   Agreement  and  Term  Credit  Agreement  and
               Termination and Release of Shareholder Guarantors dated as of May
               14,  2001   (incorporated  by  reference  to  Exhibit  10.120  to
               Motient's   registration   statement   on  Form  S-4   (File  No.
               333-63826)).

10.51    -     Agreement and Plan of Merger by and among Motient, MR Acquisition
               Corp.,  and Rare  Medium  Group,  Inc.  dated as of May 14,  2001
               (incorporated  by reference to Motient's  current  report on Form
               8-K/A (File No. 0-23044) filed with the SEC on May 15, 2001).

10.51a   -     Letter Agreement by and among Motient,  MR Acquisition  Corp. and
               Rare Medium Group, Inc. dated as of May 16, 2001 (incorporated by reference to Motient's current report on Form 8-K (File No.
               0-23044) filed with the SEC on May 18, 2001).

10.52    -     Amended and Restated  Registration  Rights Agreement by and among
               Motient,   Apollo  Investment  Fund  IV,  L.P.,  Apollo  Overseas
               Partners IV, L.P.,  and AIF IV/RRRR  L.L.C.,  dated June 11, 2001
               (incorporated   by   reference   to  Exhibit  10.1  to  Motient's
               registration statement on Form S-4 (File No. 333-63826)).

10.53    -     Agreement,  dated May 14, 2001, by and among Motient, Rare Medium
               Group,  Inc.  and Glenn S. Meyers  (incorporated  by reference to
               Exhibit  10.113 to Motient's  registration  statement on Form S-4
               (File No. 333-63826)).

10.54    -     Note Purchase Agreement dated as of April 2, 2001 between Motient and rare Medium Group, Inc. (incorporated by reference to exhibit
               10.112 to Motient's  registration statement on Form S-4 (File No.
               333-63826)).