Form 10-Q
period 2001-09-30
MOTIENT CORP
filed 2001-11-14
CIK 913665

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 ---------------


                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30,
                        2001 Commission File No. 0-23044
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

                                 ---------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Number of shares of Common Stock outstanding at November 13, 2001: 55,716,694

                          PART I- FINANCIAL INFORMATION
                          Item 1. Financial Statements

                      Motient Corporation and Subsidiaries
                 Consolidated Condensed Statements of Operations
                      (in thousands, except per share data)
                                   (Unaudited)

                                                                                Three Months Ended          Nine Months
                                                                                   September 30,        Ended September 30,
                                                                                   -------------        -------------------
                                                                                 2001        2000        2001         2000
                                                                                 ----        ----        ----         ----
         REVENUES
            Services and related revenue                                         $17,660     $19,810     $55,182       $55,182
            Sales of equipment                                                     6,787       6,847      16,329        19,333
                                                                                   -----       -----      ------        ------
            Total Revenues                                                        24,447      26,657      71,511        74,515

         COSTS AND EXPENSES
            Cost of services and operations                                       17,929      18,573      55,693        55,365
            Cost of equipment sold                                                 9,079      10,678      25,649        23,883
            Sales and advertising                                                  5,526       8,633      20,118        22,479
            General and administrative                                             4,272      32,952      15,466        73,528
             Restructuring charges                                                 4,739       --          4,739            --
            Depreciation and amortization                                          8,835       9,932      26,220        28,220
                                                                                   -----       -----      ------        ------

            Operating Loss                                                      (25,933)    (54,111)    (76,374)     (128,960)

            Interest and other income, net                                           178       9,015         591        24,168
            Interest expense                                                     (16,721)    (15,278)    (46,971)      (46,288)
            Gain on Rare Medium Note call option                                  15,312       --          1,512       --
            Gain on note payable to related party                                  --          --          --           36,779
            Minority interest                                                      --         13,391       --           24,074
             Rare Medium merger costs                                            (4,054)       --        (4,054)            --
            Equity in loss of XM Radio                                          (16,836)       --       (40,163)            --
                                                                                --------   ---------    --------         -----

            Loss Before Extraordinary Item, XM Radio Preferred Stock
                 Dividend and Beneficial Conversion                             (48,054)    (46,983)   (165,459)      (90,227)

            Extraordinary Loss on Extinguishment of Debt                           (653)       --        (2,578)         (417)
                                                                                   -----   ---------     -------         -----

         Net Loss                                                               (48,707)    (46,983)   (168,037)      (90,644)

         XM Radio Preferred Stock Dividend and Beneficial Conversion               --       (46,352)       --         (47,603)
                                                                                --------    --------   ---------      --------


         Net Loss Attributable to Common Shareholders                          $(48,707)   $(93,335)  $(168,037)    $(138,247)
                                                                               =========   =========  ==========    ==========

         Basic and Diluted Loss Per Share of Common Stock:
            Loss Before Extraordinary Item                                       $(0.96)     $(1.88)     $(3.32)       $(2.79)
            Extraordinary Loss on Extinguishment of Debt                          (0.01)       --         (0.05)        (0.01)
                                                                                  ------   ---------      ------        ------
            Net Loss Attributable to Common Shareholders                          $(0.97)    $(1.88)      $(3.37)      $(2.80)
                                                                                  =======    =======      =======      =======

         Weighted-Average Common Shares Outstanding                               50,313      49,532      49,933        49,378
                                                                                  ======      ======      ======        ======

     The accompanying notes are an integral part of these consolidated financial statements.


                      Motient Corporation and Subsidiaries
                      Consolidated Condensed Balance Sheets
                 (in thousands, except share and per share data)

                                                                                          September 30, 2001  December 31, 2000
ASSETS                                                                                         (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents (including $0 and $224,903 related to XM Radio)                       $3,084        $227,423
   Accounts receivable-trade, net of allowance for doubtful accounts                               18,328          14,421
   Inventory                                                                                       13,878          16,990
   Restricted short-term investments (including $0 and $95,277 related to XM Radio)                    --         115,986
   Due from Mobile Satellite Ventures                                                                 241             502
   Deferred equipment costs                                                                        21,240          16,173
   Other current assets                                                                             9,669          14,922
                                                                                                    -----         -------
      Total current assets                                                                         66,440         406,417

PROPERTY AND EQUIPMENT, net                                                                       100,058         175,706
XM RADIO SYSTEM UNDER CONSTRUCTION                                                                     --         800,482
GOODWILL AND OTHER INTANGIBLES, net                                                                52,416          62,468
EQUITY INVESTMENT IN XM RADIO                                                                     201,026            --
RESTRICTED INVESTMENTS (including $0 and $65,889 related to XM Radio)                              10,928          77,106
DEFERRED CHARGES AND OTHER ASSETS, net of accumulated amortization                                 17,674          49,535
                                                                                                   ------       ---------
      Total assets                                                                               $448,542      $1,571,714
                                                                                                 ========      ==========
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                                          $55,633        $105,749
    Obligations under Senior Notes, net of discount - in default                                  329,147              --
    Obligations under  Bank Financing - in default                                                 96,500              --
   Obligations under capital leases due within one year                                             3,778           4,590
    Rare Medium Note Payable, at market,  net of discount                                          52,231              --
   Current portion of Vendor Financing - in default                                                 5,295           4,246
   Current portion of deferred trade payables                                                          --           2,212
   Deferred equipment revenue                                                                      21,277          16,173
   Deferred revenue and other current liabilities                                                  12,192           1,944
                                                                                                   ------       ---------
      Total current liabilities                                                                   576,053         134,914
LONG-TERM LIABILITIES:
   Obligations under Senior Notes, net of discount                                                     --         328,474
   Senior Secured Notes of XM Radio, net of discount                                                   --         261,298
   Obligations under  Bank Financing                                                                   --         111,250
   Capital lease obligations                                                                        6,066           9,230
   Vendor Financing                                                                                    --           4,246
   Other long-term liabilities                                                                     27,987          61,105
                                                                                                   ------       ---------
      Total long-term liabilities                                                                  34,053         775,603
                                                                                                   ------       ---------
      Total liabilities                                                                           610,106         910,517
MINORITY INTEREST                                                                                      --         648,313
STOCKHOLDERS' (DEFICIT) EQUITY:
Preferred Stock; par value $0.01; authorized 200,000 shares;                                           --              --
Common Stock; voting, par value $0.01; authorized 150,000,000 shares                                  534             495
Additional paid-in capital                                                                        971,334         982,621
Deferred compensation                                                                                (422)           (134)
Common Stock Purchase Warrants                                                                     81,773          80,292
Unamortized Guarantee Warrants                                                                     (7,860)        (11,504)
Cumulative loss                                                                                (1,206,923)     (1,038,886)
                                                                                               -----------     -----------
STOCKHOLDERS' (DEFICIT)  EQUITY                                                                  (161,564)          12,884
                                                                                                 ---------       ---------
Total liabilities, minority interest, and  stockholders'  (deficit) equity                       $448,542       $1,571,714
                                                                                                 ========       ==========

The accompanying notes are an integral part of these consolidated financial statements.

                      Motient Corporation and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                                          Nine Months Ended September 30,
                                                                                              2001             2000
                                                                                              ----             ----
             CASH FLOWS FROM OPERATING ACTIVITIES:
             Net loss                                                                         $(168,037)         $(90,644)
             Adjustments to reconcile net loss to net cash used in
             operating activities:
                Amortization of Guarantee Warrants and debt related costs                         9,486             8,783
                Depreciation and amortization                                                    26,220            28,220
                Equity in loss of XM Radio                                                       40,163                --
                Gain on Rare Medium Note call option                                             (1,512)               --
                Gain on  note payable to related party                                               --           (36,779)
                Loss on sale of XM Radio shares                                                     407                --
                Extraordinary loss on extinguishment of debt                                      2,578               417
                Non-cash stock compensation                                                         405             8,264
                Minority interest                                                                    --           (24,074)
                Changes in assets and liabilities, net of acquisitions and dispositions:
                 Inventory                                                                        3,112             1,326
                 Accounts receivable-- trade                                                     (3,907)           (5,594)
                 Other current assets                                                            12,439            (4,244)
                 Accounts payable and accrued expenses                                            6,271             9,500
                 Accrued interest Senior Notes                                                   10,259            10,259
                 Deferred trade payables                                                             19            (1,103)
                 Deferred revenue and other deferred items-- net                                 (9,804)           15,169
                                                                                                -------            ------
                Net cash used in operating activities                                           (71,901)          (80,500)
             CASH FLOWS FROM INVESTING ACTIVITIES:
                 Proceeds from (purchase of) restricted investments                                 494            (5,030)
                 Payment of Senior Notes interest from escrow                                    20,503            20,503
                 Proceeds from the sale of XM Radio stock                                        33,539                --
                 Purchase/maturity of restricted investments by XM Radio, net                        --            69,472
                 Purchase/maturity of short term investments by XM Radio, net                        --          (347,134)
                 XM Radio System under construction                                                  --          (104,637)
                 Other XM Radio investing activities                                                 --           (55,122)
                 Asset Sale Agreement to Mobile Satellite Ventures                                   --            10,836
                 Additions to property and equipment                                             (7,624)          (51,609)
                                                                                                -------          --------
                 Net cash provided by (used in) investing activities                             46,912          (462,721)
             CASH FLOWS FROM FINANCING ACTIVITIES:
                 Proceeds from issuance of equity securities                                        402             5,584
                 Proceeds from Rare Medium Notes                                                 50,000                --
                 Proceeds from issuance of conversion option to the investors of Mobile
                 Satellite Ventures                                                                  --            18,411
                 Proceeds from issuance of equity securities-XM Radio                                --           436,026
                 Proceeds from Senior Secured Notes and Stock Purchase Warrants issued
                 by XM Radio                                                                         --           322,898
                 Principal payments under capital leases                                         (5,840)           (3,463)
                 Principal payments under Vendor Financing                                       (3,197)           (2,136)
                 Repayment of Bank Financing                                                    (20,750)          (36,000)
                 Proceeds from Bank Financing                                                     6,000            72,000
                 Debt issuance costs                                                             (1,062)           (8,491)
                                                                                                -------           -------
             Net cash  provided by financing activities                                          25,553           804,829
             Net increase in cash and cash equivalents                                              564           261,608


             CASH AND CASH EQUIVALENTS, beginning of period                                       2,520            51,474
                                                                                                  -----            ------

             CASH AND CASH EQUIVALENTS, end of period                                            $3,084          $313,082
                                                                                                 ======          ========

The accompanying notes are an integral part of these consolidated financial statements.

                         PART I - FINANCIAL INFORMATION
                    Item 1. Financial Statements (continued)

                      MOTIENT CORPORATION AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements
                               September 30, 2001
                                   (Unaudited)


1.       ORGANIZATION AND BUSINESS

Motient Corporation (with its subsidiaries, "Motient" or the "Company") provides two-way mobile communications services principally to business-to-business customers and enterprises. Motient serves a variety of markets including mobile professionals, telemetry, transportation, and field service. Motient provides its eLinksm brand two-way wireless email services to customers accessing email through corporate servers, Internet Service Providers ("ISP"), Mail Service Provider ("MSP") accounts, and paging network suppliers. Motient also offers its BlackBerry TM by Motient wireless email solution, developed by Research In Motion ("RIM") and licensed to operate on Motient's network. BlackBerry TM by Motient is designed for large corporate accounts operating in a Microsoft Exchange or Lotus Notes environment and contains advanced encryption features. Together, the Company considers these two-way mobile communications services to be its Core Wireless Business.

Motient is devoting its efforts to expanding its Core Wireless Business. This effort involves substantial risk. Future operating results will be subject to significant business, economic, regulatory, technical, and competitive uncertainties and contingencies. Depending on their extent and timing, these factors, individually or in the aggregate, could have an adverse effect on the Company's financial condition and future results of operations. Certain factors have placed significant pressures on the Company's financial condition and liquidity position. Among other factors, Motient is currently in default under its Bank Financing, Senior Notes and Vendor Financing arrangements and recently commenced negotiations with the various creditors and guarantors of such facilities to restructure these obligations. See Note 4 - Liquidity and Financing - Restructuring.

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

The carrying value of the Company's investment in XM Radio pursuant to the equity method of accounting was $201.0 million (or $13.62 per share) as of September 30, 2001. As of November 9, 2001, the market price of XM Radio common stock was $6.90 per share, $6.72 per share less than the Company's carrying value. The market price of XM Radio common stock is volatile and exceeded the Company's carrying value, at times, during the quarter ended September 30, 2001. Pursuant to the equity method of accounting, the Company has assessed whether an other than temporary decline in value of the Company's investment in XM Radio has occurred and whether a loss should be recognized. Considering market and other appropriate factors, as of September 30, 2001 and presently, the Company does not believe that an other than temporary decline in the value of its investment in XM Radio occurred; however, these factors could change and cause the Company to recognize a loss in the future.

In accordance with the terms of the Rare Medium Notes, as amended (see Note 4 - Liquidity and Financing), on October 12, 2001, the Company exchanged 5 million XM Radio shares for approximately $26.2 million of principal and accrued interest on the Rare Medium Notes. The Company realized a $42.0 million loss on this exchange which will be recorded in the fourth quarter. The loss is computed as the difference between the carrying value of the XM Radio shares and the Rare Medium Notes principal and accrued interest repaid. As of October 31, 2001, the Company owned 9,757,262 shares of common stock of XM Radio, which constituted a 15.8% ownership interest in XM Radio (9.7% on a fully diluted basis).


Sale of Transportation Business

In November 2000, Motient sold assets relating to its retail transportation business to Aether Systems, Inc. ("Aether"). The purchase price for these assets was $45 million, plus the then-current book value of the inventory for the business. All of this amount was paid at closing, except for $10 million which was deposited in an escrow account to be released to Motient upon satisfaction of certain criteria with respect to MobileMAX2(TM), and $3.7 million which will be paid to Motient upon collection of certain accounts receivable sold to Aether. As of September 30, 2001, approximately $1.1 million of the outstanding accounts receivable had been received by Motient. On October 11, 2001, the $10 million escrow was paid to Motient and the Company agreed to modify certain of the pricing related terms of its network capacity agreements with Aether. A gain representing the difference between the net proceeds of the escrow received and changes in contract pricing will be recorded in the fourth quarter of 2001.

In addition, the Company has the opportunity to receive up to an additional $22.5 million as an "earn-out" payment, subject to the satisfaction of certain operating results for the business during 2001. The contingent earn-out payment has not been recorded by the Company as of September 30, 2001. This amount will be recorded as additional sales proceeds when and if received. As of November 9, 2001, the Company does not expect that it will receive any proceeds from the earn-out payment.

Satellite Ventures

In June 2000 the Company formed a new joint venture subsidiary, Mobile Satellite Ventures LLC ("Satellite Ventures"), in which it owned 80% of the membership interests. The remaining 20% interest in Satellite Ventures was owned by certain investors (the "Original Investors").

In January 2001, Motient entered into an agreement to amend in several respects the terms of the June 2000 transaction involving Satellite Ventures. First, the Original Investors agreed, subject to certain conditions including approvals by the FCC, to invest an additional $50 million to become (in the aggregate) the owners of 40% of the outstanding interests of Satellite Ventures. The Original Investors also had an option, exercisable through June 29, 2002, for an additional $40 million, to increase their ownership in Satellite Ventures to 50.66% (with each individual Investor's stake being less than 20%). Second, upon closing of the transaction, TMI Communications & Company Limited Partnership ("TMI"), the Canadian satellite services provider, would contribute its satellite communications business assets to Satellite Ventures. TMI would have become the owner of approximately 27% of the outstanding equity of Satellite Ventures and would have also received a cash payment of $7.5 million, as well as a 5-year, $11.5 million note.

Upon closing of these transactions, which was not scheduled to occur until the FCC approved Satellite Ventures' application for a new generation satellite system utilizing ancillary terrestrial base stations, Motient would sell its remaining satellite business to Satellite Ventures, in exchange for a cash payment of $45 million and a 5-year, $15 million note. Upon such closing, the Company would have owned approximately 33% of the outstanding interests and be the largest single shareholder of Satellite Ventures. A portion of Satellite Ventures' cash payment to TMI at closing would have been funded by the Company's loan of $2.5 million, in exchange for a note back in the same amount.

On October 12, 2001, the Company entered into an amended and restated investment agreement, to amend in several respects the terms of its January 2001 transaction involving Satellite Ventures. The current agreement provides that a group of investors, including a subsidiary of Rare Medium (the "New Investor"), as well as the Original Investors and Motient, will invest $55 million in Satellite Ventures in exchange for convertible notes. The closing of this transaction is subject to FCC approval of the Company's application to transfer its FCC licenses to Satellite Ventures. The Company anticipates that closing should occur by the end of November 2001, but there is no assurance that the closing will occur by that date, or that it will occur at all. The convertible notes to be issued by Satellite Ventures will have a 5-year maturity and bear interest at 10% per annum, payable at maturity. The notes will be convertible into Class A preferred limited partnership units ("Class A Preferred Units") of Satellite Ventures. The New Investor will purchase $50 million of the convertible notes. In addition, Motient's $2.5 million loan to Satellite Ventures as contemplated by the January transaction agreements, will be in the form of convertible notes, and the Original Investors will purchase $2.5 million of convertible notes. Satellite Ventures will use a portion of the funds it receives from this investment to consummate its existing agreement to combine our satellite communications business with that of TMI. Upon consummation of this transaction, the Company will sell its satellite business for consideration comprised of: (i) a cash deposit of $24 million received in June 2000, (ii) a note in the amount of $15 million, and (iii) net cash, after Motient's $2.5 million purchase of the convertible note, described above, in the amount of $42.5 million, of which $4 million will be retained by Satellite Ventures to fund certain of the Company's future obligations to Satellite Ventures, such as rent and utilities, for the next 24 months. The Company is obligated to use $30.5 million of the proceeds received by it in this transaction to repay and permanently reduce borrowings and commitments under the Revolving Credit Facility (as described in Note 4). However, as described in Note 4 below, the banks have declared all amounts under the Term Loan Facility and Revolving Credit Facility immediately due and payable, and have also demanded payment from the Guarantors (as described in Note 4) of those facilities. The Company is engaged in discussions with the Guarantors regarding the potential terms of a restructuring of its debt obligations and as part of such restructuring will seek to negotiate to keep these proceeds (see Note 4 - Liquidity and Financing - Restructuring). Upon closing of the Satellite Ventures transaction, and assuming that all of the convertible notes issued in such transaction are converted into Class A Preferred Units, Motient would retain a 33.3% equity interest in Satellite Ventures.

Satellite Ventures has also filed a separate application with the FCC with respect to Satellite Ventures' plans for a new generation satellite system utilizing ancillary terrestrial base stations. Within 90 days of the receipt of approval from the FCC, and provided that such approval occurs by March 31, 2003, the Original Investors will invest an additional $50 million in Satellite Ventures and receive additional Class A Preferred Units. Upon consummation of such additional investment by the Original Investors, the $11.5 million note to TMI and the $15 million note to Motient will be repaid in full, and Motient's ownership interest in Satellite Ventures will be reduced to 25.5%

The Original Investors have certain rights to elect to convert up to $55 million of their interests in Satellite Ventures into shares of Motient's common stock at a conversion price that will be set at the time of exercise, between $12 and $20 per share.

Merger Agreement with Rare Medium Group, Inc.

On May 14, 2001, the Company signed a definitive merger agreement with Rare Medium through which the Company would acquire 100% of the ownership of Rare Medium, using a combination of newly issued convertible preferred stock of the Company, and 9 million shares of XM Radio Class A common stock held by the Company. On October 1, 2001, the Company and Rare Medium announced their mutual termination of the pending merger. The Company recorded a charge of $4.1 million in the third quarter of 2001 representing costs incurred by the Company to pursue this transaction.

On October 12, 2001, the Company repaid approximately $23.8 million, plus accrued interest, of the $50 million aggregate outstanding principal amount of exchangeable notes issued by Motient to Rare Medium by delivering to Rare Medium five million shares of Class A common stock of XM Radio held by the Company. The Company also signed an agreement with Rare Medium providing that the maturity date for the remaining outstanding principal and accrued interest amount of approximately $26.2 million was extended until the earlier of (a) 60 days and
(b) the date on which the Company sells or otherwise transfers more than 1 million shares of XM Radio stock or any interest in Satellite Ventures, and will be further extended to October 12, 2002 upon Rare Medium receiving a second priority security interest for such loan in the assets securing the Company's obligations to its bank lenders and guarantors.

Operational Restructuring

On September 26, 2001, the Company announced a plan to restructure its business with the goal of achieving earnings before interest, taxes, depreciation and amortization - or EBITDA, which is not a generally accepted accounting principle measurement - breakeven in mid- to late-2002. As part of this restructuring, the Company laid off approximately 25% of its workforce, or 50, 22, and 13 employees in the Company's operations, sales and marketing and general and administrative functions, respectively, and canceled certain of its product initiatives. Of this reduction, approximately 9% represented the termination of consulting resources and 16% represented direct employees. The Company recorded a restructuring charge in September 2001 of approximately $4.7 million. This charge represents $1.6 million of costs directly associated with employee severance packages, $3.0 million of costs associated with product initiative cancellations and $0.1 million of costs associated with capital assets that will no longer be in service. Of the $4.7 million charge, approximately $1.7 million represents cash outlays remaining to be made over the last quarter of 2001 and the first quarter of 2002. The balance represents the write off of assets previously acquired.



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

The consolidated balance sheet as of September 30, 2001, the consolidated statements of operations for the three and nine months ended September 30, 2001 and 2000, and cash flows for the nine months ended September 30, 2001 and 2000, have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001, and for all periods presented have been made.

Certain amounts in prior periods have been reclassified to conform to current period presentation.

Consolidation

The consolidated financial statements include the accounts of Motient and its wholly owned subsidiaries. All significant inter-company transactions and accounts have been eliminated.

As noted above, effective January 1, 2001, the Company's investment in XM Radio is recorded pursuant to the equity method. For the first nine months of 2001, XM Radio recorded $1,000 of revenue, incurred $146.3 million of operating expenses and had a net loss attributable to common stockholders of $157.8 million.

Additionally, although as of September 30, 2001, the Company had an 80% interest in Satellite Ventures, the minority investors have certain participative rights which provide for their participation in certain business decisions that may be made in the normal course of business; therefore, in accordance with Emerging Issues Task Force Issue No 96-16, the Company's investment in Satellite Ventures is recorded pursuant to the equity method.

Comprehensive Income

SFAS No. 130, "Reporting of Comprehensive Income" requires "comprehensive income" and the components of "other comprehensive income" to be reported in the financial statements and/or notes thereto. Since the Company does not have any components of "other comprehensive income," reported net income is the same as "comprehensive income" for the periods ended September 30, 2001 and 2000.

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

                                                         Three Months Ended September 30,     Nine Months Ended September 30,
                                                         --------------------------------     -------------------------------

              Summary of Revenue                             2001               2000               2001              2000
                                                             ----               ----               ----              ----
                                                                                      (in millions)
              Wireless internet                              $3.2               $0.8               $7.6              $1.6
              Field services                                  4.4                6.1               15.4              19.8
              Transportation                                  3.6                5.9               11.8              16.6
              Telemetry                                       0.7                1.2                2.1               3.4
              Maritime and other                              5.7                5.9               18.3              13.8
              Equipment                                       6.8                6.8               16.3              19.3
                                                              ---                ---               ----              ----
                  Total                                     $24.4              $26.7              $71.5             $74.5
                                                            =====              =====              =====             =====


Loss Per Share

Basic and diluted loss per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Options and warrants to purchase shares of common stock were not included in the computation of loss per share as the effect would be antidilutive. As a result, the basic and diluted earnings per share amounts are identical. Net loss attributable to common shareholders for the quarter and nine months ended September 30, 2001 and 2000 includes the deduction from net loss of the Company's share of XM Radio's 8.25% Series B convertible redeemable preferred stock dividend. The dividend for the third quarter of 2001 was paid on November 1, 2001.


Derivatives

In September 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") which requires the recognition of all derivatives as either assets or liabilities measured at fair value, with changes in value reflected as current period income (loss). The effective date of SFAS No. 133, as amended by SFAS 138, is for fiscal years beginning after September 15, 2000. Except for the Rare Medium Note embedded call options discussed in the following paragraph, SFAS No. 133 was not material to the Company's financial position or results of operations as of or for the periods ended September 30, 2001.

In April and July 2001, the Company sold notes to Rare Medium totaling $50 million. The notes were collateralized by up to 5 million of the Company's XM Radio shares, and, until maturity, which was extended until October 12, 2001, Rare Medium had the option to exchange the notes for a number of XM Radio shares equivalent to the principal of the note plus any accrued interest thereon (see
Note 4). The Company has determined the embedded call options in the notes, which permit Rare Medium to convert the borrowings into shares of XM Radio, to be derivatives which must be accounted for in accordance with SFAS No.133 and accordingly recorded a gain in the amount of $15.3 million in the third quarter of 2001 related to the Rare Medium Note call options which reduced the carrying value of the options as of September 30, 2001 to less than $1,000 on the accompanying consolidated condensed balance sheet. On October 12, 2001, the embedded call options in the Rare Medium Notes expired unexercised.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. The Company is in the process of evaluating the financial statement impact of adoption of SFAS No. 142.

On  August  16,  2001 the  FASB  issued  SFAS No.  143,  "Accounting  for  Asset
Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Specifically, this standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The entity is required to capitalize the cost by increasing the carrying amount of the related long-lived asset. The capitalized cost is then depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. The standard is effective for fiscal years beginning after June 15, 2002. On October 3, 2001 the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" that replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." The statement requires that all long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured on a net realizable value basis and will not include amounts for future operating losses. The statement also broadens the reporting requirements for discontinued operations to include disposal transactions of all components of an entity (rather than segments of a business). Components of an entity include operations and cash flows that can be clearly distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. The statement is effective for fiscal years beginning after December 15, 2001.

The Company is currently evaluating, but has yet to determine, the impact that adoption of SFAS No. 143 and SFAS No. 144 will have on the Company's financial statements.)

Concentrations of Credit Risk

For the nine months ended September 30, 2001, five customers accounted for approximately 29% of the Company's service revenue, with one customer accounting for more than 10%.

Other

For the first nine months of 2001, the Company paid approximately $762,000 to related parties for service-related obligations, and received payments for operating services in the amount of $1.2 million. Net due from related parties as of September 30, 2001, was approximately $122,000. Additionally, in the first nine months of 2001, the Company recorded revenue from related parties in the amount of $5.5 million related to the Satellite Ventures' satellite capacity agreement. As of September 30, 2001, the Company had $5.5 million of deferred revenue associated with the remainder of the satellite capacity agreement.

The Company paid approximately $6.9 million in the nine-month period ended September 30, 2000, to related parties for capital assets, service-related obligations, and payments under pre-existing financing agreements. There were no payments from related parties in the nine-month period ended September 30, 2000.

The significant decrease in related party transactions is because Motorola, a major provider of services and equipment to the terrestrial business, is no longer deemed to be a related party.

During the nine months ended September 30, 2001, the Company recorded inventory write-downs totaling $5.8 million to cost of equipment sold to reduce certain inventory amounts to their net realizable value.


3.  STOCKHOLDERS' (DEFICIT) EQUITY

Significant activity in stockholders' (deficit) equity from December 31, 2000 to September 30, 2001 consists of the following:

                                                             Additional                                        Unamortized
                                                  Common      Paid-in       Deferred        Common Stock        Guarantee
                                                   Stock      Capital     Compensation    Purchase Warrants     Warrants
                                                   -----      -------     ------------    -----------------     --------

Balance December 31, 2000                           $495     $982,621          ($134)            $80,292       ($11,504)
Warrant exercises                                     --          845              --               (845)            --
Repricing and issuance of Guarantee Warrants
  associated with the waiver of certain
  repayment requirements                              --           --              --              2,326         (2,326)
Issuance of restricted stock                          32          386           (418)                 --             --
Non-cash compensation associated with the
vesting of restricted stock and certain               --          275             130                 --             --
other stock options
Amortization of Guarantee Warrants                    --           --              --                 --          4,065
Reduction of Guarantee Warrants related to
  extinguishment of debt                              --           --              --                 --          1,905
Loss in connection with XM Radio equity
  transactions                                        --      (14,049)             --                 --             --
Issuance of shares under 401(k) Savings
Plan, Stock Purchase Plan, and award of
bonus stock                                            7        1,256              --                 --             --
                                                    ----     --------          ------            -------        -------
Balance September 30, 2001                          $534     $971,334          $(422)            $81,773        $(7,860)
                                                    ====     ========          ======            =======        ========

On March 6, 2001, XM Radio completed a follow-on offering of 7.5 million shares of Class A common stock, which yielded net proceeds to XM Radio of $72.0 million. As a result of this offering, the Company recorded a $13.7 million loss in accordance with Staff Accounting Bulletin No. 51 ("SAB 51"), which addresses the accounting for sales of stock by a subsidiary. During the second and third quarters of 2001, XM Radio issued common shares as dividend payments on its preferred stock and, as a result, the Company recorded a $643,000 gain and $970,000 loss, respectively, in accordance with SAB51. These transactions have been recorded in the financial statements as a change in Additional Paid-In Capital.

On July 26, 2001, the Company's board of directors approved a 1-for-10 reverse stock split. The consummation of this reverse split is contingent upon shareholder approval. Such approval has not been sought, and the Company does not intend to request this approval in the near future. The reverse split has not been reflected in the accompanying financial statements.

On September 25, 2001, the Company issued approximately 3.2 million shares of restricted stock to employees, with a price on the date of issuance of $0.13 per share, in exchange for approximately 4.3 million outstanding employee stock options. With the exception of restricted stock issued to employees terminated on September 26, 2001, which shares vested immediately based on the terminated employees' then-vested exchanged options, all other shares of restricted stock issued on September 25, 2001 will be subject to a six month holding period, at which time the shares of restricted stock will vest in accordance with the vesting schedule of the options for which the restricted stock was exchanged. The Company has recorded a deferred compensation charge in the amount of $418,000 associated with the issuance of these shares. This compensation will be charged to income over the employees' service period.

4.  LIQUIDITY AND FINANCING

The successful implementation of the Company's business plan requires substantial funds to finance the maintenance and growth of its operations, network and subscriber base and to expand into new markets. The Company has an accumulated deficit and has historically incurred losses from operations, which are expected to continue for additional periods in the future. There can be no assurance that the Company's operations will become profitable. Additionally, with the overall decline in the telecommunications sector of the capital markets, the Company has not been able to access the public markets as anticipated. These factors, along with its negative operating cash flows have placed significant pressures on the Company's financial condition and liquidity position. As a result, the Company is in discussions with its principal creditors, as described more fully below, to restructure its debt. The Company anticipates that, if these discussions are successful, this restructuring is likely to take the form of a reorganization plan under Chapter 11, and it is currently negotiating with its creditors regarding the possibility of a "pre-negotiated" or "pre-packaged" reorganization plan. Any restructuring plan is likely to have a material adverse effect on the ability of the Company's shareholders to recover their investment in the Company's common stock, with the value of such common stock likely being significantly reduced or even eliminated.

The Company expects to continue to require significant additional funds before it begins to generate cash in excess of its operating expenses, and does not expect to achieve EBITDA break even until at least the second or third quarter of 2002. Also, even if the Company begins to generate cash in excess of its operating expenses, it expects to continue to require significant additional funds to meet remaining interest obligations, capital expenditures, and other non-operating cash expenses. The recently-announced Satellite Ventures transaction, if consummated, will provide additional funding which, if available to the Company, and together with other available funding sources, the Company expects should fund operations through 2002. The Company's ability to use the Satellite Ventures transaction proceeds for operations depends on the Company's ability to reach a satisfactory agreement with its creditors on an overall plan to restructure the Company's balance sheet and eliminate or significantly reduce debt. See "-Restructuring" below. While the Company believes there are potential alternatives and additional sources of liquidity to fund its operations if the Satellite Ventures proceeds are insufficient or unavailable, in the current environment the Company expects that it will be difficult for it to access such funding sources. In addition, the Company's financial performance could deteriorate, and there is no assurance that the Company will be able to meet its financial projections. If the Company's cash requirements are more than it currently expects, the Company will require additional financing in amounts that may be material.


The Company has executed the following liquidity-related transactions and initiatives in 2001:

o In January and February 2001, the Company sold, in two separate transactions, 2 million shares of its XM Radio Class A Common Stock, at an average price of $16.77 per share, for total proceeds of $33.5 million. Approximately $8.5 million of the proceeds were used to repay and permanently reduce the Term Facility (as described below).

o In the second and third quarters of 2001, Motient received a total of $50 million from Rare Medium, and issued Rare Medium notes payable for such amount at 12.5% annual interest. Of the total of $50 million received by the Company, the Company used $12.25 million to repay and permanently reduce its Term Facility, and $36.75 million was used to fund general operations. These notes were collateralized by 5 million of the Company's XM Radio shares. On October 12, 2001, in accordance with the terms of the notes, the Company repaid $26.2 million of the Rare Medium notes, representing $23.8 million in principal and $2.4 million of accrued interest, in exchange for 5 million of its XM Radio shares. The $26.2 million of principal and accrued interest remaining outstanding at October 12, 2001, is unsecured. (See also Note 1 - Organization and Business.)

o In April 2001 the Company undertook certain capital and expense reductions, principally in the areas of employee hiring, advertising and capital spending. The Company believes that these reductions may result in up to approximately $15 million of savings in 2001, while not reducing its ability to sell its products or lowering its service levels.

o On September 26, 2001, the Company announced an operational restructuring that included the termination of approximately 25% of its work force. The total cash outlay of this restructuring is expected to be approximately $1.7 million over the last quarter of 2001 and the first quarter of 2002 and represents primarily employee severance costs. It is expected that this reduction in force will save the Company approximately $1.8 million per quarter, starting in early 2002.

o On October 11, 2001, as noted above, the Company received $10 million that had been held in escrow as part of the Aether transaction.

o On October 12, 2001, the Company entered into an amended and restated investment agreement involving Satellite Ventures. It is anticipated that, upon closing of this transaction, which is expected to occur by the end of November 2001, the Company would receive net proceeds of $42.5 million from the Satellite Ventures transaction discussed above.

     As of October 31, 2001, all of the Company's 9.7 million shares of XM Radio stock are pledged to and held by the Company's banks and Guarantors to secure the Company's obligations under its Bank Financing. At the closing price of XM Radio stock on October 31, 2001, the total market value of these shares was $26.8 million less than the total amount of the Company's outstanding debt under the bank facilities.

The Company is party to the following debt facilities:

Bank Financing

The Company is a party to two bank facilities (the "Bank Financing"): (i) the Revolving Credit Facility, a $77.25 million unsecured five-year reducing revolving credit facility maturing September 30, 2003, and (ii) the Term Loan Facility, a $19.25 million five-year, term loan facility, due March 31, 2003, with up to three additional one-year extensions subject to the lenders' approval. The Bank Financing is severally guaranteed by Hughes Electronics Corporation, Singapore Telecommunications Ltd. and Baron Capital Partners, L.P. (collectively, the "Guarantors"). As of October 31, 2001, the Company had outstanding borrowings of $19.25 million under the Term Loan Facility at 4.56%, and $77.25 million under the Revolving Credit Facility at rates ranging from 3.6% to 4.7%. Additionally, in connection with the bank financing, the Company entered into an interest rate swap agreement which reduced the impact of interest rate increases on the Term Loan facility. Under the swap agreement, which expired in March 2001, the Company received an amount equal to LIBOR plus 50 basis points, paid directly to the banks on a quarterly basis, on a notional amount of $41 million until the termination date of March 31, 2001.

On November 6, 2001, the Agent for the bank lenders under the Bank Financing declared all loans under the Bank Financing immediately due and payable, due to the existence of several events of default under the Bank Financing, including the Company's failure to use the $10 million received from Aether to reduce bank debt, the Company's failure to make its $20.5 million semi-annual interest payment under the Senior Notes (described below), and the failure of Hughes' senior unsecured long-term securities to be rated investment grade. On the same date, the bank lenders sought payment in full from the Guarantors for the accelerated loan obligations, and such payment is due by November 14, 2001. If the Guarantors repay all such loans, then the Company would, in turn, have a reimbursement obligation to the Guarantors in the same amount. In conjunction with the negotiations with the holders of its Senior Notes on a possible restructuring of the Senior Notes described below, the Company is discussing with the Guarantors the terms of a possible restructuring of the Company's reimbursement obligations to the Guarantors, and as part of such restructuring the Company is seeking to obtain the approval of the Guarantors to retain all of the $10 million Aether escrow proceeds as well as all of the net proceeds that the Company may receive from the Satellite Ventures transaction. The terms of such restructuring would likely involve the Guarantors receiving a portion of the collateral securing such obligations, including the approximately 9.7 million shares of XM Radio common stock. There can be no assurance that a satisfactory resolution with the Guarantors will be achieved. See "-Restructuring" below.

$335 Million Unit Offering

On March 30, 1998, Motient Holdings Inc. issued $335 million of Units (the "Units") consisting of 12 1/4 % Senior Notes due 2008 (the "Senior Notes"), and one warrant to purchase 3.75749 shares of Common Stock, subsequently adjusted to
3.83 shares of Common Stock, of the Company for each $1,000 principal amount of Senior Notes (the "Warrants") at an exercise price of $12.51 per share, subsequently adjusted to $12.28 per share. The Warrants were valued at $8.5 million and are reflected in the balance sheet as a debt discount. Interest payments are due semi-annually, in arrears. As discussed below in greater detail, the Company failed to make a semi-annual interest payment due October 1, 2001, which failure constitutes an event of default under the Senior Notes. As a result of the Company's failure to make the required semi-annual interest payment, the missed interest payment will accrue interest at the annual rate of 13.25%. The Company is currently in discussions with an ad hoc committee of certain of the holders of the Senior Notes on the terms of a possible restructuring of the Senior Notes. See "-Restructuring" below.

Other Financings

Motorola has entered into an agreement with the Company to provide up to $15 million of vendor financing, to finance up to 75% of the purchase price of additional network base stations. As of September 30, 2001, $5.3 million was outstanding under this facility at 10.8%. The Company's failure to make a required principal payment on its vendor financing with Motorola constitutes an event of default under that facility, although Motorola has not taken any action in respect of such default. The Company is engaged in discussions with Motorola regarding the repayment of this financing.

The Company is party to a capital lease for network equipment acquired in July 2000. The lease has a term of three years and an effective interest rate of 14.718%. As of September 30, 2001, the balance due on this capital lease was approximately $9.2 million.

The Company had also arranged the financing of certain trade payables; however, as of September 30, 2001, all amounts had been repaid.

As a result of the events of default described above, the Company has classified the Bank Financing, Senior Notes and Motorola Vendor Financing as current liabilities in the Consolidated Balance Sheet as of September 30, 2001.

Restructuring

As a result of the termination of the Company's merger agreement with Rare Medium, the Company did not receive the anticipated cash from that transaction that would have allowed it to fund certain debt and interest payment obligations. On October 1, 2001, the Company announced that it would not make the $20.5 million semi-annual interest payment due on such date to the holders of its Senior Notes. As of October 31, 2001, this failure constitutes an event of default under the indenture governing the Senior Notes, and the trustee on its own or the holders of 25% or more of the outstanding principal amount of the Senior Notes have the right to declare all amounts owed under the Senior Notes immediately due and payable. Because the Company is in default under the indenture governing the Senior Notes, it is also in default under the Revolving Credit Facility and the Term Loan Facility and certain other financing documents. The Company has recently initiated discussions with an ad hoc committee of certain holders of the Senior Notes, with a view toward negotiating a restructuring of the Senior Notes. The Company is also having similar discussions with its other creditors, including the Guarantors, to whom the Company has a reimbursement obligation of approximately $96.5 million. The principal goal of these discussions is to negotiate a mutually agreeable plan to restructure the Company's debt obligations and thereby significantly reduce the amount of the Company's debt so that the Company can emerge from the restructuring as a going concern with a viable plan to achieve EBITDA break even and profitability. The Company has retained Credit Suisse First Boston Corporation to act as financial advisor in connection with this restructuring effort. Because these discussions have only recently begun, it is not certain when, or if, the discussions will lead to a successful restructuring. We anticipate that, if these discussions are successful, this restructuring is likely to take the form of a reorganization plan under Chapter 11, and the Company is currently negotiating with its creditors regarding the possibility of a "pre-negotiated" or "pre-packaged" reorganization plan to be filed under Chapter 11. The Company would expect to emerge from such a proceeding as a viable going concern in a relatively short period of time. However, there are no assurances that the Company will be able to do so. Also, any restructuring plan is likely to have a material adverse effect on the ability of the Company's shareholders to recover their investment in the Company's common stock, with the value of such common stock likely being significantly reduced or even eliminated. Any such restructuring plan is also likely to have a material adverse effect on the ability of the holders of the Senior Notes and other Company debt to receive interest and principal payments due them.

While the Company is diligently pursuing a financial restructuring, it is not able to predict when or if it will be able to arrive at a restructuring plan acceptable to the holders of the Senior Notes and its other creditors, or whether it will be able to satisfactorily implement such a plan. If the Company is not able to negotiate a mutually agreeable plan to restructure its debt with all creditors, one or more of its creditors could take action to pursue such creditors' contractual and legal rights against the Company, including, for example, filing a lawsuit against the Company, issuing a notice of default and demanding that the maturity of the debt be accelerated, initiating an action to foreclose on the collateral securing such debt, or filing an involuntary petition for bankruptcy. If any of these actions are taken, there can be no assurance that the Company will be able to achieve a satisfactory restructuring of its capital structure or that it will be able to continue as a going concern.

Summary of Liquidity and Financing Sources for Core Wireless Business

If the Company is successful in restructuring all or a substantial portion of its debt, and is allowed to retain the $10 million received from the Aether escrow and the $42.5 million to be received upon the closing of the Satellite Ventures transaction, as to which there can be no assurance, the Company anticipates that its funding requirements through 2002 would be met with a combination of various sources, including (1) cash on hand, (2) proceeds realized through the sale of inventory relating to eLink and BlackBerry TM, and
(3) the Aether and Satellite Ventures proceeds described above. There can be no assurance that the foregoing sources of liquidity will provide sufficient funds in the amounts or at the time that funding is required. In addition, if the Company's ability to realize such liquidity from any such source is delayed or the proceeds from any such source are insufficient to meet its expenditure requirements as they arise, the Company will seek additional equity or debt financing, although it is unlikely under current conditions that such additional financing will be available to the Company on reasonable terms, if at all.

Even if the Company begins to generate cash in excess of its operating expenses, it will still need to obtain additional funds from other sources to meet its ongoing capital expenditures, working capital requirements and any remaining principal and interest payments. Assuming that the Company is successful in renegotiating its various financing arrangements as described above, and after the $42.5 million of funding is received from the Satellite Ventures transaction, the Company expects to need up to approximately $10.0 million of additional cash, which includes fees associated with the debt restructuring, to fund its business until it achieves positive cash flow. The Company believes that $15.0 million (plus accrued interest) would be available upon the second closing of the Satellite Ventures transaction and the associated repayment of the note to be issued at the closing of the October 2001 Satellite Ventures transaction. This second closing and note repayment is contingent upon the FCC's approval of the Satellite Ventures terrestrial re-use application, which may not occur by the time the Company needs the funds, or may not occur at all.


The foregoing projected cash needs are based on certain assumptions about the Company's business model and projected growth rate, including, specifically, assumed rates of growth in subscriber activations and assumed rates of growth of service revenue. While the Company believes these assumptions are reasonable, these growth rates are difficult to predict and there is no assurance that the actual results experienced by the Company will meet the assumptions included in the Company's business model and projections. If the results of the Company's operations are less favorable than are currently anticipated, the Company's cash requirements will be more than projected, and it will require additional financing in amounts that may be material. The type, timing and terms of financing that the Company selects will be dependent upon its cash needs, the availability of financing sources and the prevailing conditions in the financial markets. The Company cannot guarantee that additional financing sources will be available at any given time or available on favorable terms.


5. COMMITMENTS AND CONTINGENCIES

At September 30, 2001, the Company had remaining contractual commitments to purchase eLink and other subscriber equipment inventory in the amount of $1.3 million during 2001. Additionally, the Company has entered into product development agreements for the purchase of engineering services and for licenses to be used in future applications of its eLink product. Should the engineering effort prove successful, the Company has committed to purchase additional subscriber inventory. These commitments, including the inventory commitment, total approximately $1.7 million and will be paid during 2001. Should the Company decide to cancel these agreements, it would incur cancellation penalties of any remaining unpaid license and non-recurring engineering fees, the cost of any non-refundable components purchased on behalf of Motient, plus fifty-percent of any remaining inventory commitment. As of September 30, 2001, this cancellation penalty would have been approximately $1.0 million.

The aggregate fixed and determinable portion of all commitments for inventory purchases and other fixed contracts, related to the core wireless business, is $3.4 million, $2.8 million of which is due in 2001.

6. LEGAL AND REGULATORY MATTERS

Legal Matters

Motient is aware of two purported class action lawsuits filed by holders of Rare Medium common stock challenging the previously proposed merger of Motient and Rare Medium Group, Inc. that has been terminated: In re Rare Medium Group, Inc. Shareholders Litigation, C.A. No. 19979 NC (filed in Delaware Chancery Court), and Brickell Partners v. Rare Medium Group, Inc., et al., N.Y.S. Index No. 01602694 (filed in the New York Supreme Court). Both complaints name Rare Medium, members of Rare Medium's board of directors, the holders of Rare Medium preferred stock and certain of their affiliated entities, and Motient as defendants. The complaints allege that the defendants breached duties allegedly owed to the holders of Rare Medium common stock in connection with the merger agreement, and include allegations that: (1) the holders of Rare Medium preferred stock engaged in self-dealing in the proposed merger; (2) the Rare Medium board of directors allegedly breached its fiduciary duties by agreeing to distribute the merger consideration differently among Rare Medium's common and preferred shares; and (3) Motient allegedly aided and abetted the supposed breaches of fiduciary duties.

Rare Medium, Motient, and the holders of Rare Medium preferred stock have filed motions to dismiss the Delaware complaint, while Rare Medium and the holders of Rare Medium preferred stock have filed motions to stay discovery in the Delaware lawsuit. Plaintiffs have failed to respond to any of these motions. In light of the termination of the proposed merger and the plaintiff's failure to pursue their claims, Motient believes that the Delaware lawsuit will be dismissed as moot.

Rare Medium and the holders of Rare Medium preferred stock have also filed a motion to dismiss or stay the New York lawsuit. Motient was never served with process in the New York lawsuit, and thus filed no motion to dismiss. However, Motient has been informed by Rare Medium (1) that Rare Medium intends to move for a dismissal on mootness grounds in the New York lawsuit, and (2) that the Plaintiff in the New York lawsuit does not plan to oppose such a motion.



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


7.  SUBSEQUENT EVENTS

As described above (see Note 4), the Company has failed to make certain debt and principal repayments that were due subsequent to September 30, 2001.

Also as described above (see Note 1), on October 12, 2001, the Company entered into an amended and restated investment agreement involving Satellite Ventures, which, if consummated, will result in the Company selling its satellite assets, including its satellite license, to Satellite Ventures, in exchange for $60 million, $45 million of which is cash and $15 million of which will be in the form of a note. Consummation of the transaction and subsequent asset sale is subject to FCC approval of the transfer of the Company's FCC licenses to Satellite Ventures. The Company anticipates that such approval, and the closing of this transaction, should occur by the end of November 2001, but there can be no assurances that the transaction will close by such date, or that it will occur at all.

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

The Senior Notes are jointly and severally guaranteed on full and unconditional basis by the Subsidiary Guarantors and Motient Parent. The following unaudited condensed consolidating information for these entities presents:

o Condensed consolidating balance sheets as of September 30, 2001 and December 31, 2000, the condensed consolidating statements of operations for the three and nine months ended September 30, 2001 and 2000, and the condensed consolidating statement of cash flows for the three and nine months ended September 30, 2001 and 2000.
o    Elimination entries necessary to combine the entities comprising Motient.

                      Condensed Consolidating Balance Sheet
                            As of September 30, 2001
                                   (Unaudited)
                                 (in thousands)

                                                                                     Consolidated                       Consolidated
                                                   Subsidiary  Motient                  Motient     Motient                 Motient
                                                   Guarantors  Holdings  Eliminations   Holdings     Parent  Eliminations   Parent
                                                   ----------  --------  ------------   --------     ------  ------------   ------
                                                                                                ASSETS
                                                                                                ------
CURRENT ASSETS:
Cash and cash equivalents                             $ 3,084       $ --        $ --      $ 3,084       $ --     $  --      $ 3,084
Accounts receivable -- net                             18,328         --          --       18,328         --        --       18,328
Inventory                                              13,878         --          --       13,878         --        --       13,878
Deferred equipment costs                               21,240         --          --       21,240         --        --       21,240
Other current assets                                    9,247         --          --        9,247        663        --        9,910
                                                        -----   --------          --        -----     ------   --------       -----
   Total current assets                                65,777         --          --       65,777        663        --       66,440

PROPERTY AND EQUIPMENT -- NET                         109,322         --      (9,264)     100,058         --        --      100,058
GOODWILL AND INTANGIBLES -- NET                        52,416         --          --       52,416         --        --       52,416
EQUITY INVESTMENT in XM RADIO                              --         --          --           --    201,026        --      201,026
DEFERRED CHARGES AND OTHER ASSETS -- NET                7,819     15,332          --       23,151        815    (6,292)      17,674
RESTRICTED INVESTMENTS                                     --        603          --          603     10,325        --       10,928
                                                           --        ---          --          ---     ------        --       ------
   Total assets                                      $235,334   $ 15,935    $ (9,264)   $ 242,005   $212,829   $(6,292)   $ 448,542
                                                      =======   ========    =========   =========   ========   ========   =========

                                                                                  LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
                                                                                  ----------------------------------------------
CURRENT LIABILITIES:
Accounts payable and accrued expenses                  31,616   $ 21,189       $ --       $52,805   $  2,828     $  --     $ 55,633
Obligations under Bank Financing - in default              --     77,250         --        77,250     19,250        --       96,500
Senior Notes, net of discount - in default                 --    329,147         --       329,147         --        --      329,147
Obligations under capital leases due within one         3,778         --         --         3,778         --        --        3,778
year
Rare Medium Note payable - at market, net of               --         --         --            --     52,231        --       52,231
discount
Current portion long-term debt - in default             5,295         --         --         5,295         --        --        5,295
Deferred equipment revenue                             21,277         --         --        21,277         --        --       21,277
Other current liabilities                              12,192         --         --        12,192         --        --       12,192
                                                       ------         --         --        ------         --        --       ------
   Total current liabilities                           74,158    427,586         --       501,744     74,309        --      576,053

DUE TO PARENT/AFFILIATE                               883,197   (117,859)  (765,338)           --    314,084  (314,084)          --
LONG-TERM LIABILITIES
Note payable to /from Issuer/Parent                        --     14,000         --        14,000    (14,000)       --           --
Capital lease obligations                               6,066         --         --         6,066         --        --        6,066
Other long-term                                        27,987         --         --        27,987         --        --       27,987
                                                       ------         --         --        ------         --        --       ------
   Total long-term liabilities                         34,053     14,000         --        48,053    (14,000)       --       34,053
   Total liabilities                                  991,408    323,727   (765,338)      549,797    374,393  (314,084)     610,106
                                                      -------    -------   ---------      -------    -------  ---------     -------
STOCKHOLDERS' (DEFICIT) EQUITY                       (756,074)  (307,792)   756,074      (307,792)  (161,564)  307,792     (161,564)
                                                     ---------  ---------   -------      ---------  ---------  -------     ---------
   Total Liabilities and Stockholders' (Deficit)      $235,334   $15,935    $(9,264)     $242,005   $212,829   $(6,292)    $448,543
                                                      ========   =======    ========     ========   ========   ========    ========
Equity


                      Condensed Consolidating Balance Sheet
                             As of December 31, 2000
                                   (unaudited)
                                 (in thousands)



                                                                        Consolidated                                    Consolidated
                                       Subsidiary  Motient                Motient    Motient      XM                       Motient
                                       Guarantors  Holdings Eliminations  Holdings   Parent      Radio    Eliminations     Parent
                                       ----------  -------- ------------  --------   ------      -----    ------------     ------
                                                                                                 ASSETS
                                                                                                 ------
CURRENT ASSETS:
   Cash and cash equivalents             $  2,520       $--        $--    $ 2,520      $  --    $224,903         --        $227,423
   Accounts receivable - trade, net        14,421        --         --     14,421         --          --         --          14,421
   Inventory                               16,990        --         --     16,990         --          --         --          16,990
   Restricted short-term investments           --    20,709         --     20,709         --      95,277         --         115,986
   Investment in/due from subsidiary          502   130,856   (130,856)       502   (260,952)         --    260,952             502
    Deferred equipment costs               16,173        --         --     16,173         --          --         --          16,173
   Other current assets                     5,250        --         --      5,250        857       8,815         --          14,922
                                         --------  --------   ---------  --------   ---------    -------   ---------     -----------
   Total current assets                    55,856   151,565   (130,856)    76,565   (260,095)    328,995    260,952         406,417
PROPERTY AND EQUIPMENT-- NET              127,044        --    (10,843)   116,201         --      59,505         --         175,706
XM RADIO SYSTEM UNDER CONSTRUCTION           --          --         --         --         --     805,563     (5,081)        800,482
GOODWILL AND INTANGIBLES--  NET            51,842        --         --     51,842         --      24,001    (13,375)         62,468
INVESTMENT IN XM RADIO                         --        --         --         --    288,064          --   (288,064)             --
RESTRICTED INVESTMENTS                          2       582         --        584     10,633      65,889         --          77,106
DEFERRED CHARGES AND OTHER ASSETS-- NET
                                           28,130    18,177         --     46,307      1,605       9,265     (7,642)         49,535
                                         --------- ---------  ---------  ---------   -------     -------   ---------     -----------
   Total assets                          $262,874  $170,324  $(141,699)  $291,499    $40,207  $1,293,218   $(53,210)     $1,571,714
                                         ========  ========   =========  =========   =======  ===========  =========     ===========

                                                                             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                                                             ----------------------------------------------
CURRENT LIABILITIES:
   Accounts payable and accrued
    expenses                             $ 26,628   $11,029        $--   $ 37,657    $ 1,323     $66,769    $    --       $ 105,749
   Obligations under capital leases
    due within one year                     4,034        --         --      4,034         --         556         --           4,590
   Current portion long-term debt           6,458        --         --      6,458         --          --         --           6,458
   Deferred equipment revenue              16,173        --         --     16,173         --          --         --          16,173
   Deferred revenue and  other
    liabilities                             1,503        --         --      1,503         --         441         --           1,944
                                         --------   -------   --------    -------     -------   ---------   --------     -----------

   Total current liabilities               54,796    11,029         --     65,825      1,323      67,766         --         134,914
DUE TO PARENT/AFFILIATE                   808,570        --   (808,633)       (63)        --          63         --              --
LONG-TERM LIABILITIES:
   Note payable to/from Issuer/ Parent         --    14,000         --     14,000    (14,000)         --         --              --
   Obligations under Bank Financing            --    71,250         --     71,250     40,000          --         --         111,250
   Senior Notes, net of discount               --   328,474         --    328,474         --     261,298         --         589,772
   Other long-term debt                     4,246        --         --      4,246         --          --         --           4,246
   Capital lease obligations                7,863        --         --      7,863         --       1,367         --           9,230
   Deferred revenue and  other
    liabilities                            54,333        --         --     54,333         --       6,772         --          61,105
                                         --------   -------   --------    -------    --------   ---------   --------     -----------

     Total long-term liabilities           66,442   413,724         --    480,166     26,000     269,437         --         775,603
     Total liabilities                    929,808   424,753   (808,633)   545,928     27,323     337,266         --         910,517
MINORITY INTEREST                              --        --         --         --         --          --    648,313         648,313
STOCKHOLDERS' EQUITY (DEFICIT)           (666,934) (254,429)   666,934   (254,429)    12,884     955,952   (701,523)         12,884
                                         --------  ---------- --------    --------   -------    ---------  ---------     -----------
   Total liabilities, minority
interest one year stockholders'
equity (deficit)                         $262,874  $170,324  $(141,699)  $291,499    $40,207   1,293,218   $(53,210)     $1,571,714
                                         ========  ========  =========   ========    =======   ==========  ==========    ===========



                 Condensed Consolidating Statement of Operations
                      Three Months ended September 30, 2001
                                   (Unaudited)
                                 (in thousands)




                                                                                     Consolidated                       Consolidated
                                                   Subsidiary  Motient                  Motient     Motient                 Motient
                                                   Guarantors  Holdings  Eliminations   Holdings     Parent  Eliminations   Parent
                                                   ----------  --------  ------------   --------     ------  ------------   ------
REVENUES
   Services and related revenues                    $17,660        $--       $--       $17,660        $300     $(300)    $17,660
   Sales of equipment                                 6,787         --        --         6,787          --        --       6,787
                                                      -----         --        --         -----          --        --       -----
     Total Revenues                                  24,447         --        --        24,447         300      (300)     24,447

COSTS AND EXPENSES
   Cost of service and operations                    17,929         --        --        17,929          --        --      17,929
   Cost of equipment sold                             9,079         --        --         9,079          --        --       9,079
   Sales and advertising                              5,526         --        --         5,526          --        --       5,526
   General and administrative                         3,958        319        --         4,277         295      (300)      4,272
   Restructuring costs                                4,739         --        --         4,739          --        --       4,739
   Depreciation and amortization                      9,362         --        --         9,362        (527)       --       8,835
                                                      -----         --        --         -----    --------        --       -----
   Operating Loss                                   (26,146)      (319)       --       (26,465)        532        --     (25,933)

Interest and Other Income                                91      3,894    (3,831)          154         303      (279)        178
Equity in Loss of Subsidiaries                           --    (30,100)   30,100            --     (56,652)   39,816     (16,836)
Gain on Rare Medium note call option                     --         --        --            --      15,312        --      15,312
Rare Medium merger costs                                 --         --        --            --      (4,054)       --      (4,054)
Interest Expense                                     (4,045)   (13,291)    3,831       (13,505)     (3,495)      279     (16,721)
                                                     -------   --------    -----       --------     -------      ---     --------
Net Loss Before Extraordinary Item                  (30,100)   (39,816)   30,100       (39,816)    (48,054)   39,816     (48,054)

Extraordinary Loss on Extinguishment of                  --         --        --            --        (653)       --        (653)
                                                         --         --        --            --        -----       --        -----
Debt

Net Loss Attributable Common Shareholders          ($30,100)  ($39,816)  $30,100      ($39,816)   ($48,707)  $39,816    ($48,707)
                                                   =========  =========  =======      =========   =========  =======    =========




                 Condensed Consolidating Statement of Operations
                      Three Months ended September 30, 2000
                                   (Unaudited)
                                 (in thousands)



                                                                        Consolidated                                    Consolidated
                                       Subsidiary  Motient                Motient    Motient      XM                       Motient
                                       Guarantors  Holdings Eliminations  Holdings   Parent      Radio    Eliminations     Parent
                                       ----------  -------- ------------  --------   ------      -----    ------------     ------
REVENUES
   Services                                $19,810      $--      $--      $19,810       $300       $--        $(300)        $19,810
   Sales of equipment                        6,847       --       --        6,847         --        --           --           6,847
                                             -----       --       --        -----         --        --           --           -----
     Total Revenues                         26,657       --       --       26,657        300        --         (300)         26,657
COSTS AND EXPENSES
   Cost of service and operations           18,573       --       --       18,573         --        --           --          18,573
   Cost of equipment sold                   10,678       --       --       10,678         --        --           --          10,678
   Sales and advertising                     8,632       --       --        8,632          1        --           --           8,633
   General and administrative                5,593      338       --        5,931        222    27,118         (319)         32,952
   Depreciation and amortization             9,181       --       --        9,181         --       991         (240)          9,932
                                             -----       --       --        -----   --------       ---        -----           -----
   Operating Loss                          (26,000)    (338)      --      (26,338)        77   (28,109)         259         (54,111)
Interest and Other Income                      226    4,514   (3,886)         854        400     8,047         (286)          9,015
Minority Interest in Loss of                    --       --       --           --         --        --       13,391          13,391
Subsidiaries
Equity in Loss of Subsidiaries                  --  (30,028)  30,028           --    (43,089)       --       43,089              --
Interest Expense                            (4,254) (13,909)   3,886      (14,277)    (1,288)        2          285         (15,278)
                                            ------- --------   -----      --------    -------     -----         ---         --------
Net Loss Before Extraordinary Item,
Preferred Dividend and Beneficial
Conversion Charge                         (30,028)  (39,761)  30,028      (39,761)   (43,900)   (20,060)     56,738         (46,983)
Preferred Stock Dividend
Requirement and Beneficial                     --        --       --           --    (46,352)  (140,035)    140,035         (46,352)
 Conversion Charge                        -------   -------   ------      -------    --------  ---------    -------         --------

Net Loss Attributable to Common
Shareholders                             ($30,028) ($39,761) $30,028     ($39,761)  ($90,252) ($160,095)   $196,773        ($93,335)
                                         ========= ========= =======     =========  ========= ==========   ========        =========



                 Condensed Consolidating Statement of Operations
                      Nine Months ended September 30, 2001
                                   (Unaudited)
                                 (in thousands)


                                                                                     Consolidated                       Consolidated
                                                   Subsidiary  Motient                  Motient     Motient                 Motient
                                                   Guarantors  Holdings  Eliminations   Holdings     Parent  Eliminations   Parent
                                                   ----------  --------  ------------   --------     ------  ------------   ------
                                                                                                ASSETS
                                                                                                ------
REVENUES

   Services and related revenues                    $55,182         $--          $--      $55,182       $900       $(900)   $55,182
   Sales of equipment                                16,329          --           --       16,329         --          --     16,329
                                                     ------          --           --       ------         --          --     ------
     Total Revenues                                  71,511          --           --       71,511        900        (900)    71,511

COSTS AND EXPENSES
   Cost of service and operations                    55,693          --           --       55,693         --          --     55,693
   Cost of equipment sold                            25,649          --           --       25,649         --          --     25,649
   Sales and advertising                             20,118          --           --       20,118         --          --     20,118
   General and administrative                        14,354         959           --       15,313      1,053        (900)    15,466
    Restructuring costs                               4,739          --           --        4,739         --          --      4,739
   Depreciation and amortization                     27,800          --           --       27,800     (1,580)         --     26,220
                                                     ------          --           --       ------   --------          --     ------
   Operating Loss                                   (76,842)       (959)          --      (77,801)     1,427          --    (76,374)

Interest and Other Income                               437      11,710      (11,449)         698        730        (837)       591
Equity in Loss of Subsidiaries                           --     (89,141)      89,141           --   (158,672)    118,509    (40,163)
Gain on Rare Medium note call option                     --        --           --             --      1,512          --      1,512
Rare Medium merger costs                                 --        --           --             --     (4,054)         --     (4,054)
Interest Expense                                    (12,736)    (40,119)      11,449      (41,406)    (6,402)        837    (46,971)
                                                    --------    --------      ------      --------   -------         ---    --------
Net Loss Before Extraordinary Item                  (89,141)   (118,509)      89,141     (118,509)  (165,459)    118,509   (165,459)

Extraordinary Loss on Extinguishment of                  --          --           --           --     (2,578)         --     (2,578)
                                                         --          --           --           --     -------         --     -------
Debt

Net Loss Attributable Common Shareholders          ($89,141)  ($118,509)     $89,141    ($118,509)  ($168,037)   $118,509 ($168,037)
                                                   =========  ==========     =======    ==========  ==========   ======== ==========



                 Condensed Consolidating Statement of Operations
                      Nine Months ended September 30, 2000
                                   (Unaudited)
                                 (in thousands)

                                                                        Consolidated                                   Consolidated
                                       Subsidiary  Motient                Motient    Motient      XM                       Motient
                                       Guarantors  Holdings Eliminations  Holdings   Parent      Radio    Eliminations     Parent
                                       ----------  -------- ------------  --------   ------      -----    ------------     ------
REVENUES
     Services                             $55,182        $--       $--      $55,182        $900       $ --      $(900)      $55,182
     Sales of equipment                    19,333         --        --       19,333          --         --         --        19,333
                                           ------         --        --       ------          --         --         --        ------
       Total Revenues                      74,515         --        --       74,515         900         --       (900)       74,515
COSTS AND EXPENSES
   Cost of service and operations          55,365         --        --       55,365          --         --         --        55,365
   Cost of equipment sold                  23,883         --        --       23,883          --         --         --        23,883
   Sales and advertising                   22,362         --        --       22,362         117         --         --        22,479
   General and administrative              15,639      1,016        --       16,655         862     56,929       (918)       73,528
   Depreciation and amortization           26,930         --        --       26,930          --      2,005       (715)       28,220
                                           ------    --------  --------      ------      -------     -----       -----       ------

   Operating Loss                         (69,664)    (1,016)       --      (70,680)        (79)   (58,934)       733      (128,960)

Interest and Other Income                     421     14,149   (11,573)       2,997         919     21,046       (794)       24,168
Gain on Conversion of Convertible Note
Payable to Related Party                       --         --        --           --      32,854         --         --        32,854
Unrealized Gain on Convertible Note
Payable to Related Party                       --         --        --           --       3,925         --         --         3,925
Equity in Loss of Subsidiaries                 --    (82,283)   82,283           --    (124,784)        --    124,784            --
Minority Interest in Loss of                   --         --        --           --          --         --     24,074        24,074
Subsidiaries
Interest Expense                          (13,040)   (41,403)   11,573      (42,870)     (4,213)        --       795        (46,288)
                                          --------   --------   ------     --------     -------   --------       ---        --------
Net Loss before Extraordinary Item,
Preferred Dividend and Beneficial
Conversion Charge                         (82,283)  (110,553)   82,283     (110,553)    (91,378)   (37,888)   149,592       (90,227)
Extraordinary Loss on Extinguishment of
Debt                                           --       (417)       --         (417)         --         --         --          (417)
Preferred Stock Dividend Requirement
and Beneficial Conversion Charge               --         --        --           --     (47,603)  (143,678)   143,678       (47,603)
                                               --         --        --           --    --------    ---------   -------      --------
Net Loss Attributable to Common
Shareholders                             ($82,283) ($110,970)  $82,283    ($110,970)  ($138,981)  ($181,566) $293,270     ($138,247)
                                         ========= ==========  =======    ==========  ==========  ========== ========     ==========




                 Condensed Consolidating Statement of Cash flow
                      Nine Months Ended September 30, 2001
                                   (Unaudited)
                                 (in thousands)


                                                                                   Consolidated                    Consolidated
                                                   Subsidiary  Motient                Motient  Motient                Motient
                                                   Guarantors  Holdings Eliminations Holdings  Parent  Eliminations   Parent
                                                   ----------  -------- ------------ --------  ------  ------------   ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                           ($89,141)  ($118,509) $89,141   ($118,509)  ($168,037)   $ 118,509   ($ 168,037)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Amortization of Guarantee Warrants and debt
  discount and issuance costs                            --       5,167       --       5,167       4,319           --        9,486
Depreciation and amortization                        27,800          --       --      27,800      (1,580)          --       26,220
Non cash stock compensation                             405          --       --         405          --           --          405
Market adjustment on Rare Medium note                    --          --       --          --      (1,512)          --       (1,512)
Extraordinary loss on extinguishment of debt             --          --       --          --       2,578           --        2,578
Equity in loss of XM Radio                               --          --       --          --      40,163           --       40,163
Loss on sale of XM Radio stock                           --          --       --          --         407           --          407
Changes in assets  & liabilities
  Inventory                                           3,112          --       --       3,112          --           --        3,112
  Trade accounts receivable                          (3,907)         --       --      (3,907)         --           --       (3,907)
  Other current assets                               12,245          --       --      12,245         194           --       12,439
  Accounts payable and accrued expenses               2,634      10,160       --      12,794       3,736           --       16,530
  Deferred trade payables                                19          --       --          19          --           --           19
  Deferred Items--net                                (6,212)        ---      ---      (6,212)     (3,592)          --       (9,804)
                                                     -------        ---      ---      -------     -------          --       -------
Net cash (used in) provided by operating            (53,045)   (103,182)  89,141     (67,086)   (123,324)     118,509      (71,901)
activities
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payment of Senior Note interest from escrow            --      20,503       --      20,503          --            --      20,503
  Additions to property & equipment                  (7,624)         --       --      (7,624)         --           --       (7,624)
  Proceeds from the sale of XM Radio stock               --          --       --          --      33,539           --       33,539
  Purchase of long-term, restricted                       2         184       --         186         308           --          494
   investments                                        -----         ---       --         ---         ---           --       ------

  Net cash provided by (used in) investing           (7,622)     20,687       --      13,065      33,847           --       46,912
   activities
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from stock issuances                          --          --       --          --         402           --          402
  Funding from parent/subsidiary                     70,268      76,495  (89,141)     57,622      60,887      (118,509)         --
  Proceeds from Rare Medium Note                         --          --       --          --      50,000           --       50,000
  Principal payments under capital leases            (5,840)         --       --      (5,840)         --           --       (5,840)
  Principal payments under vendor lease              (3,197)         --       --      (3,197)         --           --       (3,197)
  Debt issuance costs                                    --          --       --          --      (1,062)          --       (1,062)
  Proceeds from bank financing                           --       6,000       --       6,000          --           --        6,000
  Repayment of bank financing                           ---         ---       --          --     (20,750)          --      (20,750)
                                                        ---         ---       --     -------     --------          --      --------
  Net cash provided by (used in) financing           61,231      82,495  (89,141)     54,585      89,477      (118,509)     25,553
   activities
  Net increase in cash and cash equivalants             564          --       --         564          --           --          564
CASH & CASH EQUIVALENTS, beginning of
period                                                2,520          --       --       2,520          --           --        2,520
                                                      -----          --       --       -----                                 -----
CASH & CASH EQUIVALENTS, end of period              $ 3,084        $ --      $--     $ 3,084        $ --         $ --       $3,084
                                                    =======        ====       ==     =======        ====         ====       =======


                 Condensed Consolidating Statement of Cash flow
                      Nine Months Ended September 30, 2000
                                   (Unaudited)
                                 (in thousands)

                                                                        Consolidated                                    Consolidated
                                       Subsidiary  Motient                Motient    Motient      XM                       Motient
                                       Guarantors  Holdings Eliminations  Holdings   Parent      Radio    Eliminations     Parent
                                       ----------  -------- ------------  --------   ------      -----    ------------     ------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                 ($82,283) ($110,970) $82,283     ($110,970) ($91,378) ($37,888)    $149,592      ($90,644)
Adjustments to reconcile net
loss to net cash (used in)
provided by operating activities:
Amortization of Guarantee Warrants
  and debt discount and
  issuance costs                               --      5,204       --         5,204     3,579        --           --         8,783
Depreciation and amortization              26,930         --       --        26,930        --     2,005         (715)       28,220
Non cash stock compensation
  of XM Radio                                  --         --       --            --        --     8,264           --         8,264
Extraordinary loss on
 extinguishment of debt                        --        417       --           417        --        --           --           417
Minority Interest                              --         --       --            --        --        --      (24,074)      (24,074)
Gain on conversion on convertible
 note payable to related party                 --         --       --            --   (32,854)       --           --       (32,854)
Unrealized gain on marketable
 securities                                    --         --       --            --    (3,925)       --           --        (3,925)
Changes in assets & liabilities
  Inventory                                 1,326         --       --         1,326        --        --           --         1,326
  Prepaid in-orbit insurance                 (215)        --       --          (215)       --        --           --          (215)
  Trade accounts receivable                (5,594)        --       --        (5,594)       --        --           --        (5,594)
  Other current assets                     (4,953)        --       --        (4,953)    1,272      (348)          --        (4,029)
  Accounts payable and
   accrued expenses                        (4,053)    10,557       --         6,504      (238)   13,493           --        19,759
  Deferred trade payables                  (1,103)        --       --        (1,103)       --        --           --        (1,103)
  Deferred Items--net                      14,031         --       --        14,031     1,138        --           --        15,169
                                           ------         --       --        ------     -----        --           --        ------
Net cash (used in) provided
 by operating activities                  (55,914)   (94,792)  82,283       (68,423) (122,406)  (14,474)     124,803       (80,500)
CASH FLOWS FROM INVESTING
 ACTIVITIES:
Payment of Senior Note interest
 from escrow                                   --     20,503       --        20,503        --        --           --        20,503
Additions to property & equipment         (14,958)        --       --       (14,958)       --   (36,651)          --       (51,609)
Asset Sale agreement to Motient
 Satellite Ventures                        10,836         --       --        10,836        --        --           --        10,836
System under construction                      --         --       --            --        --  (347,134)          --      (347,134)
Net Purchase/Maturity of
 short-term investments                        --         --       --            --        --    69,472           --        69,472
Other investing activities
 by XM Radio                                   --         --       --            --        --   (55,122)          --       (55,122)
Purchase of long-term, restricted
 investments                               (2,294)    (2,579)      --        (4,873)     (157) (104,637)          --      (109,667)
                                           -------    -------      --        -------     ----- ---------          --      ---------
Net cash (used in) provided
 by investing activities                   (6,416)    17,924       --        11,508      (157) (474,072)          --      (462,721)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Issuance of Common and
   Preferred Stock                             --         --       --            --     5,584       436,026       --       441,610
Proceeds from issuance of
   conversion option to the
   investors of Satellite Ventures             --         --       --            --    18,411            --       --        18,411
Funding from parent/subsidiary             67,524     39,868  (82,283)       25,109    99,694            -- (124,803)           --
Principal payments under
   capital leases                          (3,463)        --       --        (3,463)       --            --       --        (3,463)
Principal payments under
   vendor lease                            (2,136)        --       --        (2,136)       --            --       --        (2,136)
Proceeds from Senior Secured
   Notes and Stock
   Purchase Warrants                           --         --       --            --        --       322,898       --       322,898
Proceeds from bank financing                   --     37,000       --        37,000    (1,000)           --       --        36,000
Debt issuance costs                            --         --       --            --      (126)       (8,365)      --        (8,491)
                                          -------  ---------  --------     ---------  ---------       -------  ------       -------

  Net cash provided by (used in)
   financing activities                    61,925     76,868  (82,283)       56,510   122,563       750,559 (124,803)      804,829
  Net increase in cash and
   cash equivalants                          (405)        --       --          (405)       --       262,013       --       261,608
  CASH & CASH EQUIVALENTS,
   beginning of period                        776         --       --           776        --        50,698       --        51,474
                                              ---         --       --           ---                  ------                 ------
  CASH & CASH EQUIVALENTS,
   end of period                            $ 371       $ --     $ --         $ 371      $ --      $ 312,711    $ --      $313,082
                                            =====       ====     ====         =====       ====      =========    ====     =========


                          PART I- FINANCIAL INFORMATION
                 Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Management's Discussion and Analysis of
Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains and incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements regarding our expected financial position and operating results, our business strategy and our financing plans are forward-looking statements. Such forward-looking statements include, but are not limited to, statements contained in this report concerning (i) timing, execution, and results of our financial restructuring process, (ii) timing, execution and results of our operational restructuring process, (iii) our ability to execute our strategies, (iv) our ability to generate sufficient cash to achieve EBITDA break-even and to become cash flow positive, and (v) any statements identified by our use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," "project," or "intend." These forward-looking statements reflect our plans, expectations and beliefs and, accordingly, are subject to certain risks and uncertainties. We cannot guarantee that any of such forward-looking statements will be realized.

Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements ("Cautionary Statements") include, among others, those described under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview," and elsewhere in this quarterly report, including in conjunction with the forward-looking statements included in this quarterly report. All of our subsequent written and oral forward-looking statements (or statements that may be attributed to us) are expressly qualified by the Cautionary Statements. You should carefully review the risk factors described in our other filings with the Securities and Exchange Commission (the "SEC") from time to time, including our registration statement on Form S-4 (File No. 333-63826), our most recent annual report on Form 10-K, and our quarterly reports on Form 10-Q to be filed after this quarterly report, as well as our other reports and filings with the SEC. In addition, you are urged to carefully review the prospectus (including supplements) included within the registration statement (File No. 333-47570) of XM Satellite Radio Holdings Inc. ("XM Radio"), and XM Radio's current report on Form 8-K dated February 21, 2001 (File No. 0-27441), each filed with the SEC, which describe certain risk factors relating to XM Radio's business, as well as XM Radio's other reports filed from time to time with the SEC.

Our forward-looking statements are based on information available to us today, and we will not update these statements. Our actual results may differ significantly from the results discussed.

General

This section provides information which we believe is relevant to an assessment and understanding of the financial condition and consolidated results of operations of Motient Corporation (with its subsidiaries, "Motient" or the "Company"). The discussion should be read in conjunction with the consolidated financial statements and notes thereto. Motient has four wholly-owned subsidiaries which, for purposes of this quarterly report, are referred to as the core wireless business. On a consolidated basis, we refer to these entities as Motient.

We also have a less-than 100% interest in Mobile Satellite Ventures LLC (Satellite Ventures), and XM Satellite Radio Holdings Inc. (XM Radio), which are not consolidated with Motient.

Core Wireless Business

We are a nationwide provider of two-way, wireless mobile data services and mobile Internet services. Our customers use our network and applications for email messaging, enabling businesses, mobile workers and consumers to transfer electronic information and messages and access corporate databases and the Internet.

Over the last several years, we have made substantial investments in new products and services, including our eLinksm wireless email service, which we believe will capitalize on the rapid expansion of Internet email usage and wireless data, particularly in the business-to-business environment.

Our eLink service is a two-way wireless email device and electronic organizer that uses our terrestrial network. We provide our eLink brand two-way wireless email service to customers accessing email through corporate servers, Internet Service Providers ("ISP"), Mail Service Provider ("MSP") accounts, and paging network suppliers. We also offer a BlackBerry TM by Motient solution specifically designed for large corporate accounts operating in a Microsoft Exchange and Lotus Notes environment. BlackBerry TM is a popular wireless email solution developed by Research In Motion ("RIM") and is being provided on the Motient network under license from RIM.

We expect that our rollout of eLink and BlackBerry TM by Motient will require a significant investment of financial resources. We believe that the market opportunity represented by these wireless data offerings is substantial, and we have decided to focus the majority of our available future resources on expanding our wireless data business. As a result of these factors, and in light of our previously-announced transactions involving Satellite Ventures, we are no longer investing in our voice business or satellite-related product lines. While we expect that this shift in resources will ultimately yield an increase in our customer base, we expect that it will have the effect of driving down average revenue per unit as the percentage of voice customers decreases.

Certain factors have placed significant pressures on our financial condition and liquidity position. Among other factors, we are currently in default under our bank financing, senior notes and vendor financing arrangements and we recently commenced negotiations with the various creditors and guarantors of such facilities to restructure these obligations.


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

XM Radio

As of December 31, 2000, we had an equity interest of approximately 33.1% (or 21.3% on a fully diluted basis) in XM Satellite Radio Holdings Inc. ("XM Radio"), a public company; and, as of December 31, 2000 we controlled XM Radio through our Board of Director membership and common stock voting rights. As a result, all of XM Radio's results for the calendar year 2000 have been included in our consolidated financial statements. In January 2001, pursuant to Federal Communication Commission ("FCC") approval authorizing Motient to relinquish control of XM Radio, the number of directors that we appointed to XM Radio's Board of Directors was reduced to less than 50% of XM Radio's directors, and we converted a portion of our super-voting Class B Common Stock of XM Radio to Class A Common Stock. As a result, we ceased to control XM Radio, and, as of January 1, 2001, we have accounted for our investment in XM Radio pursuant to the equity method. As of September 30, 2001, we had an equity interest of approximately 23.5% (14.7% on a fully diluted basis) in XM Radio.

In accordance with the terms of the Rare Medium notes (see "Liquidity and Capital Resources"), on October 12, 2001, we exchanged 5 million of our XM Radio shares for approximately $26.2 million of the Rare Medium notes and accrued interest thereon. We will record a $42.0 million loss in the fourth quarter associated with this transaction. The loss is computed as the difference between the carrying value of the XM Radio shares and the Rare Medium notes principal and accrued interest repaid. As of October 31, 2001, we owned 9,757,262 shares of common stock of XM Radio, which constituted a 15.8% ownership interest in XM Radio (9.7% on a fully diluted basis).


Satellite Ventures

On June 29, 2000, we formed a new joint venture subsidiary, Satellite Ventures, in which we owned 80% of the membership interests. The remaining 20% interests in Satellite Ventures were owned by three investors controlled by Columbia Capital, Spectrum Equity Investors LP, and Telcom Ventures L.L.C. (collectively, the "Original Investors"). Satellite Ventures is using our existing satellite network to conduct research and development activities and exploring the technical, strategic, and market potential of new wireless voice and data communications services.

In January 2001, we entered into an agreement, to amend in several respects the terms of our June 2000 transaction involving Satellite Ventures. First, the Original Investors agreed, subject to certain conditions, to invest an additional $50 million to become (in the aggregate) the owners of 40% of the outstanding interests of Satellite Ventures. The Original Investors also had an option, exercisable through June 29, 2002, for an additional $40 million, to increase their ownership in Satellite Ventures to 50.66% (with each individual Investor's stake being less than 20%). Second, upon closing of the transaction, TMI Communications & Company Limited Partnership ("TMI"), the Canadian satellite services provider, would contribute its satellite communications business assets to Satellite Ventures, along with our satellite business assets. TMI would have become the owner of approximately 27% of the outstanding equity of Satellite Ventures. Upon closing of these transactions, which was not scheduled to occur until the FCC approved Satellite Ventures' application for a new generation satellite system utilizing ancillary terrestrial base stations, we would have sold our remaining satellite assets to Satellite Ventures, and would have owned approximately 33% of the outstanding interests and would have been the largest single shareholder of Satellite Ventures.

On October 12, 2001, we entered into an amended and restated investment agreement, to amend in several respects the terms of our January 2001 transaction involving Satellite Ventures. The current agreement provides that a group of investors, including a subsidiary of Rare Medium (the "New Investor"), as well as the Original Investors and Motient, will invest $55 million in Satellite Ventures in exchange for convertible notes. The closing of this transaction is subject to FCC approval of the transfer of our FCC licenses to Satellite Ventures. We anticipate that this transaction should be consummated by the end of November 2001, but there can be no assurances that it will occur by such date, or that it will occur at all. The convertible notes to be issued in such transaction will have a 5-year maturity and bear interest at 10% per annum, payable at maturity. The convertible notes will be convertible into Class A preferred limited partnership units of Satellite Ventures. The New Investor will purchase $50 million of the convertible notes. In addition, Motient's $2.5 million loan to Satellite Ventures as contemplated by the January transaction agreements, will be in the form of convertible notes, and the Original Investors will purchase $2.5 million of convertible notes. Satellite Ventures will use a portion of the funds it receives from this investment to consummate its existing agreement to combine our satellite communications business with that of TMI. In this transaction, we will sell our satellite business for consideration comprised of (i) a cash deposit of $24 million received in June 2000, (ii) a note in the amount of $15 million and (iii) net cash, after Motient's $2.5 million purchase of the convertible note, mentioned above, in the amount of $42.5 million, of which $4 million will be held by Satellite Ventures to fund certain of our future obligations to Satellite Ventures, such as rent and utilities, for the next 24 months. We are obligated to use $30.5 million of the proceeds that we will receive in this transaction to repay and permanently reduce borrowings and commitments under the bank financing. However, as described below - See "Liquidity and Capital Resources" - the banks have declared all amounts under the bank financing immediately due and payable, and have also demanded payment from the guarantors of those facilities. We are engaged in discussions with the guarantors on the potential terms of a restructuring of our debt obligations and as part of such restructuring will seek to negotiate to keep these proceeds. Upon the closing of the current transaction, and assuming that all of the convertible notes issued in such transaction are converted into Class A Preferred Units, Motient would retain a 33.3% equity interest in Satellite Ventures

Satellite Ventures has also filed a separate application with the FCC with respect to Satellite Ventures' plans for a new generation satellite system utilizing ancillary terrestrial base stations. Within 90 days of the receipt of approval from the FCC, and provided that such approval occurs by March 31, 2003, the Original Investors will invest an additional $50 million in Satellite Ventures and receive additional Class A Preferred Units. Upon consummation of such additional investment by the Original Investors, the $11.5 million note to TMI and the $15 million note to Motient will be repaid in full, and Motient's ownership interest in Satellite Ventures will be reduced to 25.5%

Merger Agreement with Rare Medium

On May 14, 2001, we signed a definitive merger agreement with Rare Medium through which we would have acquired 100% of the ownership of Rare Medium, using a combination of newly issued convertible preferred stock and 9 million shares of XM Radio Class A common stock that we hold. On October 1, 2001, we and Rare Medium announced the mutual agreement to terminate the pending merger.

Overview

Our significant acquisitions in recent years, the sale of the retail transportation assets to Aether Systems in 2000, and the impact of consolidating the results of XM Radio for 2000, make period to period comparison of our financial results less meaningful, and therefore, you should not rely on them as an indication of future operating performance.

We have incurred significant operating losses and negative cash flows in each year since we started operations, due primarily to start-up costs, the costs of developing and building the networks and the cost of developing, selling and providing our products and services. We are, and may continue to be, highly leveraged. These factors and others have placed significant pressures on our financial condition and liquidity position. As a result, we are in discussions with our principal creditors, as described more fully below, to restructure our debt. We anticipate that, if these discussions are successful, this restructuring is likely to take the form of a reorganization plan under Chapter 11, and we are currently negotiating with our creditors regarding the possibility of a "pre-negotiated" or "pre-packaged" reorganization plan. Even if we are successful in our restructuring efforts, we expect to continue to incur operating losses and negative cash flows for at least several more quarters, and do not expect to achieve EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) break even until at least the second or third quarter of 2002. We expect to continue to make significant capital outlays to fund remaining interest expense, new product rollouts, capital expenditures, and working capital before we begin to generate cash in excess of our operating expenses. We expect to require significant additional funds even after we begin to generate cash in excess of operating expenses. As discussed in greater detail below, the October 2001 Satellite Ventures transaction will, if consummated, provide additional funding which, if available to us and together with other available funding sources, we expect should fund operations through 2002. Our ability to use the Satellite Ventures' proceeds for operations depends on our ability to reach a satisfactory agreement with our creditors on an overall plan to restructure our balance sheet and eliminate or significantly reduce outstanding debt. See "Liquidity and Capital Resources - Restructuring" below. While we believe there are potential alternatives and additional sources of liquidity to fund our operations if the Satellite Ventures proceeds are not available or are insufficient, in the current environment we expect that it will be difficult for us to access such funding sources. In addition, our financial performance could deteriorate, and there is no assurance that we will be able to meet our financial projections. If our cash requirements are more than we currently expect, we will require additional financing in amounts that may be material. For a more detailed discussion of our funding requirements and outlook, see "Liquidity and Capital Resources - Summary of Liquidity and Financing Sources for Core Wireless Business."

Our future operating results could be adversely affected by a number of uncertainties and factors, including:

o our ability to successfully restructure our balance sheet, including the conversion of most, if not all, of our current debt to equity securities,
o    our  ability to  attract  and retain  customers  in light of our  liquidity issues,
o our ability to secure additional financing necessary to fund anticipated capital expenditures, operating losses and debt service requirements,
o our ability to convert customers who have purchased devices from us into active users of our airtime service and thereby generate revenue growth,
o    limitations on our ability to sell XM Radio shares for liquidity purposes,
o the timely roll-out of certain key customer initiatives and the launch of new products or the entry into new market segments, which may require us to continue to incur significant operating losses,
o    our ability to fully recover the value of our inventory in a timely manner,
o our ability to gain market acceptance of new products and services, including our new product offerings, eLink and BlackBerryTM by Motient,
o our ability to respond and react to changes in our business and the industry because we have substantial indebtedness,
o our ability to modify our organization, strategy and product mix to maximize the market opportunities as the market changes,
o    our ability to manage growth effectively,
o competition from existing companies that provide services using existing communications technologies and the possibility of competition from companies using new technology in the future,
o our ability to maintain, on commercially reasonable terms, or at all, certain technologies licensed from third parties,
o    the loss of one or more of our key customers,
o    our ability to attract and retain key personnel,
o our ability to keep up with new technological developments and incorporate them into our existing products and services and our ability to maintain our proprietary information and intellectual property rights,
o the timely availability of an adequate supply of subscriber equipment at competitive price points,
o our dependence on third party distribution relationships to provide access to potential customers,
o our ability to expand our networks on a timely basis and at a commercially reasonable cost, or at all, as additional future demand increases,
o out limited disaster recovery system which could hinder or prevent us from continuing to provide some services to some or all of our customers in the event of a natural disaster or other occurrence that rendered the system unavailable,
o our ability to maintain our listing on the Nasdaq National Market and the impact that would have on an investor's ability to sell shares,
o    regulation by the FCC, and
o technical anomalies that may occur within the network, including product development, which could impact, among other things, customer performance, satisfaction and revenue under contractual arrangements with certain customers.

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


Three and Nine Months Ended September 30, 2001 and 2000

Revenue and Subscriber Statistics

Service revenue, which includes our data, voice, capacity reseller services as well as royalty income, approximated $55.2 million for the nine months ended September 30, 2001, which was flat as compared to the first nine months of 2000, although the mix of the revenue varied. We experienced a 233% growth in subscribers within our Wireless internet sector, but these subscribers produce a reduced average revenue per unit, or ARPU, than certain other segments, such as the voice and retail transportation sectors, in which we saw decreases, primarily as a result of our sale of the majority of the retail transportation assets to Aether and our shift away from the voice and satellite business.


                                               Three Months Ended September 30,
     Summary of Revenue                             2001                2000            Change          % Change
                                                    ----                ----            ------          --------
                                                                 (in millions)
     Wireless internet                                 $3.2              $0.8                $2.4          300
     Field services                                     4.4               6.1                (1.7)         (28)
     Transportation                                     3.6               5.9                (2.3)         (39)
     Telemetry                                          0.7               1.2                (0.5)         (42)
     Maritime and other                                 5.7               5.9                (0.2)          (3)
     Equipment                                          6.8               6.8                 ---          ---
                                              -------------      ------------        -------  ----  ----------
         Total                                       $ 24.4             $26.7               ($2.3)          (9)%
                                              =============      ============        =============


                                                 Nine Months Ended September 30,
     Summary of Revenue                             2001                2000            Change          % Change
                                                    ----                ----            ------          --------
                                                                 (in millions)
     Wireless internet                                 $7.6              $1.6                $6.0          375
     Field services                                    15.4              19.8                (4.4)         (21)
     Transportation                                    11.8              16.6                (4.8)         (29)
     Telemetry                                          2.1               3.4                (1.3)         (38)
     Maritime and other                                18.3              13.8                 4.5           33
     Equipment                                         16.3              19.3                (3.0)         (16)
                                              -------------      ------------        -------------
         Total                                       $ 71.5             $74.5               ($3.0)          (4)%
                                              =============      ============        =============


Overall, we had a 43% increase in subscribers as of September 30, 2001, as compared to September 30, 2000. This increase was broken down as follows:

                                        As of September 30,
                                        2001              2000            Change     % Change
                                        ----              ----            ------     --------
Wireless internet                    101,923            30,653            71,270         233
Field services                        40,163            43,878           (3,715)          (8)

Transportation                        80,970            73,637             7,333          10
Telemetry                             21,386            15,121             6,265          41
Maritime and other                    26,376            25,917               459           2
                                      ------            ------               ---
  Total                              270,818           189,206            81,612          43
                                     =======           =======            ======  ==========


As is common in our industry, we report subscriber information and ARPU per month statistics. Although these measures are not recognized under Generally Accepted Accounting Principles ("GAAP"), we believe that this information helps to demonstrate important trends in our business.



                                                  Average Revenue Per Unit
                                                     As of September 30,
                                                    2001             2000
                                                    ----             ----
                  Wireless internet                   $11             $11
                  Field services                       36              46
                  Transportation                       15              27
                  Telemetry                            11              26
                  Maritime and other                   74              78
                           Total                      $23             $37


Summary of Nine Month over Nine Month Revenue

o The growth in wireless internet revenue reflects the overall growth in the number of units, offset by ARPU reductions as a result of a shift towards more reseller pricing contracts as well as late quarter loading in the first and second quarters of 2001. Our eLink product was introduced in late 1999 and did not begin to achieve a significant growth rate until the middle of 2000 as certain reseller initiatives were launched. Additionally, a number of our resellers have units in inventory which have not yet become revenue producing units. Since those units are included in our subscriber totals, they serve to drive down our ARPU.
o The decrease in revenue and ARPU from field services reflects contract renewal rate reductions that occurred in the first quarter of 2001.
     Additionally, as part of this contract renewal, the customer upgraded to one of our new devices, which greatly reduced their requirement for spare units, for which we had previously received revenue. We also experienced churn of approximately 6,000 registrations to several customers primarily as a result of downsizings and contract terminations.
o The decrease in revenue from our transportation product was primarily the result of the sale of our transportation assets to Aether late in the fourth quarter of 2000 and the resulting decrease in ARPU as we shifted from retail rates for our direct customers, to wholesale rates through Aether. This decrease was partially offset by the increase in the number of units under our United Parcel Service contract.
o The decrease in telemetry revenue reflects the change from a take or pay agreement to a usage based agreement with one customer.

o The growth in maritime and other revenue was primarily the result of (i) $1.8 million of revenue earned from our contract to provide Satellite Ventures with satellite capacity as they pursue their research and development program and (ii) a $1.75 million royalty payment from the one-time licensing of our network software. This increase was partially offset by ARPU decreases in the maritime market as a result of more efficient use of their satellite phones, which resulted in reduced minutes of use. Excluding the revenue from Satellite Ventures and the royalty payment, ARPU for Maritime and other was $45 as of September 30, 2001.
o The decrease in equipment revenue is primarily a result of (i) the loss of $7.6 million of equipment sales associated with the sale of our transportation business and (ii) a $731,000 decrease in voice equipment sales. These reductions in equipment revenue were offset by an increase of approximately $6.8 million in equipment sales for our eLink product lines.

Upon the sale of the voice and other satellite-related assets to Satellite Ventures, we expect our subscriber count to be reduced by approximately 37,000 units, and our quarterly revenue to decrease by approximately $6.4 million; however, we believe the impact of the sale of these assets will be approximately cash flow neutral.

Expenses

                                                        Three Months Ended September
                                                                    30,
Summary of Expense                                           2001           2000          Change          % Change
------------------                                           ----           ----          ------          --------
                                                                       (in millions)
Cost of Service & Operations                                       $17.9        $18.6         $(0.7)         (4)%
Cost of Equipment Sales                                              9.1         10.7          (1.6)        (15)
Sales & Advertising                                                  5.5          8.6          (3.1)        (36)
General & Administration-core wireless                               4.3          5.8          (1.5)        (26)
General & Administration-XM Radio                                   --           27.1         (27.1)       (100)
Restructuring charge                                                 4.7           --            4.7        100
Depreciation & Amortization-core wireless                            8.9          9.2          (0.3)         (3)
Depreciation & Amortization-XM Radio                                --            0.8          (0.8)       (100)
                                                                    --            ---          -----
    Total                                                          $50.4        $80.8        $(30.4)        (38%)
                                                                   =====        =====        =======        =====



                                                        Nine Months Ended September
                                                                    30,
Summary of Expense                                           2001           2000          Change          % Change
------------------                                           ----           ----          ------          --------
                                                                       (in millions)
Cost of Service & Operations                                   $55.7          $55.4           $0.3           -%
Cost of Equipment Sales                                         25.7           23.9            1.8            8
Sales & Advertising                                             20.1           22.5           (2.4)         (11)
General & Administration-core wireless                          15.5           16.6           (1.1)          (7)
General & Administration-XM Radio                                 --           56.9          (56.9)        (100)
Restructuring charge                                             4.7             --            4.7          100
Depreciation & Amortization-core wireless                       26.2           26.9           (0.7)          (3)
Depreciation & Amortization-XM Radio                              --            1.3           (1.3)        (100)
                                                                  --    -----------    ------------   -----------
    Total                                                     $147.9         $203.5         $(55.6)         (27%)
                                                        ============    ===========    ============   ===========


The results for the nine months ended September 30, 2000, included expenses incurred by XM Radio, as we were required to consolidate their results. As noted above, as of January 1, 2001, we were no longer required to consolidate the results of XM Radio.

Cost of service and operations includes costs to support subscribers and to operate the network. The increase in cost of service and operations was primarily attributable to (i) a $900,000 increase in communication charges associated with a 10% increase in base stations year over year, (ii) a $1.0 million increase in base station maintenance costs associated with an approximate 10% increase in the average cost per base station primarily as a result of new rates under the maintenance contract, (iii) a $1.3 million increase for site rental costs associated with the 10% increase in base stations year over year and increased lease rates, and (iv) approximately $1.0 in licensing and commission payments to third parties with whom we've partnered to provide certain eLink and Blackberry by Motient services. The increases were offset by (i) approximately $3.0 million of costs associated with our transportation assets, which were sold in late 2000 and (ii) a $500,000 decrease in satellite in-orbit insurance.

The increase in cost of equipment sold for the nine months ended September 30, 2001, as compared to the same period in 2000, was a result of $5.8 million inventory valuation charges in the second and third quarters of 2001 associated with our early-generation eLink inventory, as compared to a $3.6 million inventory charge in the third quarter of 2000. These charges were taken as a result of evaluating our current sales trends, as well as pricing announcements made by certain of our competitors. This was offset by a shift from the higher-cost products associated with our transportation business, as compared to the lower-cost eLink product line.

Sales and advertising expenses as a percentage of total revenue were approximately 28% for the first nine months of 2001, compared to 30% for the same period in 2000. The decrease in sales and advertising expenses period over period was primarily attributable to a $3.0 million market awareness advertising campaign in the first quarter of 2001 to heighten our presence in the marketplace and to support our roll out of our eLink fortified with Yahoo!(TM) product, offset by (i) approximately $3.8 million of costs related to the those individuals associated with sales efforts for our transportation business, (ii) $600,000 of costs associated with our name change in 2000 and (iii) $1.0 million in savings associated with reductions in various components of costs incurred to acquire customers.

General and administrative expenses for the core wireless business as a percentage of total revenue were approximately 22% for both the first nine months of 2001 as well as the first nine months of 2000. The decrease in 2001 costs over 2000 costs in our core wireless business general and administrative expenses was primarily attributable to a $1.3 million charge associated with the vesting of certain restricted stock grants in the first quarter of 2001, offset by (i) approximately $1.4 million of savings associated with having fewer employees throughout the first nine months of 2001, primarily as a result of the April 2001 cost-saving initiatives as well as the sale of the transportation assets in late 2000 and (ii) approximately $450,000 of reductions in regulatory expenditures in the first nine months of 2001 as compared to the same period in 2000.

Restructuring costs of $4.7 million represent those costs associated with the restructuring program that we announced and implemented on September 26, 2001. Of these costs, approximately $1.6 million are cash charges that are associated with severance packages for the approximate 16% of our direct work force that was laid off. These cash expenditures are, in some cases, expected to carry into the first quarter of 2002. Approximately $3.0 million of charges were associated with the termination of a product initiative, and represent primarily non-cash charges associated with the write off of prepaid advertising costs.

Depreciation and amortization for the core wireless business was approximately 37% of total revenue for the first nine months of 2001, as compared to 36% for the first nine months of 2000. The slight decrease in depreciation and amortization expense in the first nine months of 2001 was primarily attributable to the sale of our transportation assets in the fourth quarter of 2000 and their associated depreciation.

Interest income was $998,000 for the nine months ended September 30, 2001, as compared to $24.2 million (of which $21.0 million was earned by XM Radio) for the nine months ended September 30, 2000. Excluding interest earned by XM Radio, the $2.2 million decrease in interest earned by the core wireless business reflects reduced interest earned on our escrow established for the senior notes as a result of a lower escrow balance. The final payment was made out of the escrow in April 2001. We also recorded a $407,000 charge to other income in 2001 as a result of the loss on the sale of the 2 million XM Radio shares that were sold in the first quarter of 2001.

We incurred $47.0 million of interest expense in the first nine months of 2001, compared to $46.3 million during the first nine months of 2000. The $0.7 million increase for the nine months was a result of (i) increased interest as a result of the $50 million Rare Medium notes issued in 2001 and (ii) $1.5 million of interest charges associated with the amortization of the associated with the Rare Medium Notes discount, offset by (i) a decrease in amortization of warrants and prepaid interest and debt offering costs due to the debt discount costs that were written off in 2000 and 2001 when we extinguished a portion of debt under the bank facilities and (ii) lower average outstanding debt balances on the bank facilities as a result of repayments made to the bank facilities in the second half of 2000 and first three quarters of 2001.

Net capital expenditures for the nine months ended September 30, 2001 for property and equipment were $7.6 million compared to $15.0 million (excluding $36.7 million incurred by XM Radio) for the comparable period in 2000. Expenditures consisted primarily of assets necessary to continue the build out of our terrestrial network.

Liquidity and Capital Resources

The successful implementation of our business plan requires substantial funds to finance the maintenance and growth of our operations, network and subscriber base and to expand into new markets. We have an accumulated deficit and have historically incurred losses from operations, which are expected to continue for additional periods in the future. There can be no assurance that our operations will become profitable. Additionally, with the overall decline in the telecommunications sector of the capital markets, we have not been able to access the public markets as anticipated. These factors, along with our negative operating cash flows have placed significant pressures on our financial condition and liquidity position. As a result, we are in discussions with our principal creditors, as described more fully below, to restructure our debt. We anticipate that, if these discussions are successful, this restructuring is likely to take the form of a reorganization plan under Chapter 11, and we are currently negotiating with our creditors regarding the possibility of a "pre-negotiated" or "pre-packaged" reorganization plan. Any restructuring plan is likely to have a material adverse effect on the ability of our shareholders to recover their investment in our common stock, with the value of such common stock likely being significantly reduced or even eliminated.

Motient expects to continue to require significant additional funds before it begins to generate cash in excess of its operating expenses, and does not expect to achieve EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization) break even until at least the second or third quarter of 2002. Also, even if we begin to generate cash in excess of our operating expenses, we expect to continue to require significant additional funds to meet remaining interest obligations, capital expenditures, and other non-operating cash expenses. The Satellite Ventures transaction, if consummated, will provide additional funding which, if available to us and together with other available funding sources, we expect should fund operations through 2002. Our ability to use the Satellite Ventures transaction proceeds for operations depends on our ability to reach a satisfactory agreement with our creditors on an overall plan to restructure our balance sheet and eliminate or significantly reduce debt. While we believe there are potential alternatives and additional sources of liquidity to fund our operations if the Satellite Ventures proceeds are insufficient or unavailable, in the current environment we expect that it will be difficult for us to access such funding sources. In addition, our financial performance could deteriorate, and there is no assurance that we will be able to meet our financial projections. If our cash requirements are more than we currently expect, we will require additional financing in amounts that may be material.

We have executed the following liquidity-related transactions and initiatives in 2001:

o In January and February 2001, we sold, in two separate transactions, 2 million shares of our XM Radio Class A Common Stock, at an average price of $16.77 per share, for total proceeds of $33.5 million. Approximately $8.5 million of the proceeds were used to repay and permanently reduce our bank financing.

o In the second and third quarters of 2001, we received a total of $50 million from Rare Medium Group, Inc. ("Rare Medium"), and issued Rare Medium notes payable for such amount at 12.5% annual interest. Of the total of $50 million that we received, we used $12.25 million to repay and permanently reduce our bank financing, and $36.75 million was used to fund general operations. These notes were collateralized by 5 million of our XM Radio shares. On October 12, 2001, in accordance with the terms of the notes, we repaid $26.2 million of the Rare Medium notes, representing $23.8 million in principal and $2.4 million of accrued interest, in exchange for 5 million of its XM Radio shares. The $26.2 million of principal and accrued interest remaining outstanding at October 12, 2001, is unsecured.

o    In  April  2001  we  undertook  certain  capital  and  expense  reductions, principally in the areas of employee hiring, advertising and capital spending. We believe that these reductions may result in up to approximately $15 million of savings in 2001, while not reducing our ability to sell our products or lower our service levels.

o On September 26, 2001, we announced an operational restructuring that included the termination of approximately 25% of our work force, including consultants. The total cash outlay of this restructuring is expected to be approximately $1.7 million over the last quarter of 2001 and the first quarter of 2002 and represents primarily employee severance costs. It is expected that this reduction in force will save us approximately $1.8 million per quarter, starting in early 2002.

o On October 11, 2001, as noted above, we received $10 million that had been held in escrow as part of the Aether transaction.

o On October 12, 2001, we entered into an amended and restated investment agreement involving Satellite Ventures. It is anticipated that, upon closing of this transaction, which is expected to occur by the end of November 2001, we would receive net proceeds of $42.5 million.

     As of October 31, 2001, all of the our 9.7 million shares of XM Radio stock are pledged to and held by our banks and guarantors to secure our obligations under our bank financings. At the closing price of XM Radio stock on October 31, 2001, the total market value of these shares was $26.8 million less than the total amount of our outstanding debt under the bank financings.

     The carrying value of our investment in XM Radio pursuant to the equity method of accounting was $201.0 million (or $13.62 per share) as of September 30, 2001. As of November 9, 2001, the market price of XM Radio common stock was $6.90 per share, $6.72 per share less than our carrying value. Taking into consideration market and other appropriate factors, we do not believe that an other than temporary decline in the value of our investment in XM Radio as of September 30, 2001, and presently, occurred and, accordingly, we have not recognized a loss; however, we cannot guarantee that a loss will not be recognized in the future.

Our other current financing arrangements are summarized below:

o A $96.5 million bank financing, consisting of (i) a $77.25 million unsecured five-year reducing revolving credit facility, none of which was available for borrowing as of September 30, 2001, and (ii) a $19.25 million five-year term loan facility, maturing on March 31, 2003, with up to three additional one-year extensions subject to the lenders' approval, which is secured by our assets, principally our stockholdings in XM Radio. The bank financing is severally guaranteed by Hughes Electronics Corporation, Singapore Telecommunications Ltd., and Baron Capital Partners, L.P. (collectively, the "Guarantors"). Both facilities bear interest at LIBOR plus 1.0%. As of September 30, 2001, we had outstanding borrowings of $19.25 million under the term loan facility at approximately 4.56%, and $77.25 million under the revolving credit facility at rates ranging from 4.5% to 4.9%. Additionally, in connection with the bank financing, we entered into an interest rate swap agreement which reduced the impact of interest rate increases on the term loan facility. Under the swap agreement, which expired in March 2001, we received an amount equal to LIBOR plus 50 basis points, paid directly to the banks on a quarterly basis, on a notional amount of $41 million until the termination date of March 31, 2001.

     On November 6, 2001, the Agent for the bank lenders under the bank financing declared all loans under the bank financing immediately due and payable, due to the existence of several events of default under the bank financing, including our failure to use the $10 million received from
     Aether to reduce bank debt, our failure to make our $20.5 million semi-annual interest payment under the senior notes, and the failure of Hughes' senior unsecured long-term securities to be rated investment grade. On the same date, the bank lenders sought payment in full from the Guarantors for the accelerated loan obligations, and such payment is due by November 14, 2001. If the Guarantors repay all such loans, then we would, in turn, have a reimbursement obligation to the Guarantors in the same amount. In conjunction with the negotiations with the holders of our senior notes on a possible restructuring of the senior notes described below, we are also discussing with the Guarantors the terms of a possible restructuring of our reimbursement obligations to the Guarantors, and as part of such restructuring intend to seek the approval of the guarantors to retain all of the $10 million Aether escrow proceeds as well as all proceeds that we receive in the Satellite Ventures transaction. The terms of such restructuring would likely involve the Guarantors receiving a portion of the collateral securing such obligations, including the approximately 9.7 million shares of XM Radio common stock. There can be no assurance that a satisfactory resolution with the Guarantors will be achieved. See "-Restructuring" below.

o A vendor financing commitment from Motorola, Inc., a stockholder, to provide up to $15 million of vendor financing to finance up to 75% of the purchase price of additional terrestrial network base stations. Loans under this facility bear interest at a rate equal to LIBOR plus 7.0% and are guaranteed by Motient and each of its wholly-owned subsidiaries. The terms of the facility require that amounts borrowed be secured by the equipment purchased therewith. As of September 30, 2001, $5.3 million was outstanding under this facility at 10.8%. Our failure to make a required principal payment on our vendor financing to Motorola constitutes an event of default under that facility, although Motorola has not taken any action in respect of such default. We are engaged in discussions with Motorola regarding the repayment of this financing.

o A capital lease for network equipment acquired in July 2000. The lease has a term of three years and an effective interest rate of 14.718%, and as of September 30, 2001, had a balance of $9.2 million.

o $335 million of senior notes issued in 1998, at the time of the Motient Communications Acquisition. The notes bear interest at 12.25% annually and are due in 2008. Interest payments are due semi-annually, in arrears. As discussed below in greater detail, we failed to make a semi-annual interest payment due October 1, 2001, which failure constitutes an event of default under the senior notes. We are currently in discussions with an ad hoc committee of certain of the holders of the senior notes on the terms of a possible restructuring of the senior notes. See "-Restructuring" below.

o We had also arranged the financing of certain trade payables; however, as of September 30, 2001, no deferred trade payables were outstanding.


Restructuring

As a result of the termination of our merger agreement with Rare Medium, we did not receive the anticipated cash from that transaction that would have allowed us to fund certain debt and interest payment obligations. On October 1, 2001, we announced that we would not make the $20.5 million semi-annual interest payment due on such date to the holders of its senior notes. As of October 31, 2001, this failure constitutes an event of default under the indenture governing the senior notes, and the trustee on its own or the holders of 25% or more of the outstanding principal amount of the senior notes have the right to declare all amounts owed under the senior notes immediately due and payable. Because we are in default under the indenture governing the senior notes, we are also in default under the bank financing and certain other financing documents. We have recently initiated discussions with an ad hoc committee of certain holders of the senior notes, with a view toward negotiating a restructuring of the senior notes. We are also having similar discussions with our other creditors, including the guarantors, to whom we have a reimbursement obligation of approximately $96.5 million. The principal goal of these discussions is to negotiate a mutually agreeable plan to restructure our debt obligations and thereby significantly reduce the amount of our debt, so that we can emerge from the restructuring as a going concern with a viable plan to achieve EBITDA break even and profitability. We have retained Credit Suisse First Boston Corporation to act as financial advisor in connection with this restructuring effort. Because these discussions have only recently begun, it is not certain when, or if, the discussions will lead to a successful restructuring. We anticipate that, if these discussions are successful, this restructuring is likely to take the form of a reorganization plan under Chapter 11, and we are currently negotiating with our creditors regarding the possibility of a "pre-negotiated" or "pre-packaged" reorganization plan to be filed under Chapter 11. We would expect to emerge from such a proceeding as a viable going concern in a relatively short period of time. However, there are no assurances that we will be able to do so. Also, any restructuring plan is likely to have a material adverse effect on the ability of our shareholders to recover their investment in our common stock, with the value of such common stock likely being significantly reduced or even eliminated. Any such restructuring plan is also likely to have a material adverse effect on the ability of the holders of the senior notes and other of our debt to receive interest and principal payments due them.

While we are diligently pursuing a financial restructuring, we are not able to predict when or if we will be able to arrive at a restructuring plan acceptable to the holders of the senior notes and our other creditors, or whether we will be able to satisfactorily implement such a plan. If we are not able to negotiate a mutually agreeable plan to restructure our debt with all of our creditors, one or more of our creditors could take action to pursue such creditors' contractual and legal rights against us, including, for example, filing a lawsuit against us, issuing a notice of default and demanding that the maturity of the debt be accelerated, initiating an action to foreclose on the collateral securing such debt, or filing an involuntary petition for bankruptcy. If any of these actions are taken, there can be no assurance that we will be able to achieve a satisfactory restructuring of our capital structure or that we will be able to continue as a going concern.

Summary of Liquidity and Financing Sources for Core Wireless Business

If we are successful in restructuring all or a substantial portion of our debt, and are allowed to retain the $10 million received from the Aether escrow and the $42.5 million that we expect to receive from the Satellite Ventures transaction, as to which there can be no assurance, we anticipate that our funding requirements through 2002 would be met with a combination of various sources, including (1) cash on hand, (2) proceeds realized through the sale of inventory relating to eLink and BlackBerry TM, and (3) the Aether and Satellite Ventures proceeds described above. There can be no assurance that the foregoing sources of liquidity will provide sufficient funds in the amounts or at the time that funding is required. In addition, if our ability to realize such liquidity from any such source is delayed or the proceeds from any such source are insufficient to meet our expenditure requirements as they arise, we will seek additional equity or debt financing, although it is unlikely under current conditions that such additional financing will be available to us on reasonable terms, if at all.

Even if we begin to generate cash in excess of our operating expenses, we will still need to obtain additional funds from other sources to meet our ongoing capital expenditures, working capital requirements, and any remaining principal and interest payments. Assuming that we are successful in renegotiating our various financing arrangements as described above, and after the $42.5 million of funding is received from the Satellite Ventures transaction, we expect to need up to $10.0 million of additional cash, which includes the costs of the debt restructuring effort, to fund our business until we achieve positive cash flow. We believe that $15.0 million (plus accrued interest) would be available upon the second closing of the Satellite Ventures transaction and the associated repayment of the note to be issued at the closing of the October 2001 Satellite Ventures transaction. This second closing and note repayment is contingent upon the FCC's approval of the Satellite Ventures' terrestrial re-use application, which may not occur by the time we would need the funds, or may not occur at all.

The foregoing projected cash needs are based on certain assumptions about our business model and projected growth rate, including, specifically, assumed rates of growth in subscriber activations and assumed rates of growth of service revenue. While we believe these assumptions are reasonable, these growth rates are difficult to predict and there is no assurance that the actual results that we experience will meet the assumptions included in our business model and projections. If our results of operations are less favorable than currently anticipated, our cash requirements will be more than projected, and we will require additional financing in amounts that may be material. The type, timing and terms of financing that we select will be dependent upon our cash needs, the availability of financing sources and the prevailing conditions in the financial markets. We cannot guarantee that additional financing sources will be available at any given time or available on favorable terms.

Commitments

At September 30, 2001, we had remaining contractual commitments to purchase eLink and other subscriber equipment inventory in the amount of $1.3 million. Additionally, we have entered into product development agreements for the purchase of engineering services and for licenses to be used in future applications of our eLink product. Should the engineering effort prove successful, we have committed to purchase additional subscriber inventory. These commitments, including the inventory commitment, total approximately $1.7 million and will be paid during 2001. Should we decide to cancel these agreements, we would incur cancellation penalties of any remaining unpaid license and non-recurring engineering fees, the cost of any non-refundable components purchased on our behalf, plus fifty-percent of any remaining inventory commitment. As of September 30, 2001, this cancellation penalty would have been approximately $1.0 million.

The aggregate fixed and determinable portion of all commitments for inventory purchases and other fixed contracts, related to the core wireless business, is $3.4 million, of which $2.4 million is due in 2001.

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

Summary of Cash Flow for the nine months ended September 30, 2001 and September 30, 2000

                                                                Nine Months
                                                              Ended September
                                                                 30, 2001              Nine Months Ended September 30, 2000 (1)
                                                                 --------              ----------------------------------------
                                                               Core Business       Core Business       XM Radio    Consolidated
Cash Used In Operating Activities                                     ($71,901)           ($66,026)       ($14,474)       ($80,500)

Cash Provided by (Used in) Investing                                    46,912              11,351        (474,072)       (462,721)

Cash Provided by Financing Activities:
      Equity issuances                                                     402              23,995         436,026         460,021
      Debt payments on capital leases, vendor financing                 (9,037)             (5,599)            ---          (5,599)
      Net proceeds from debt issuances                                  35,250              37,000                          37,000
      High yield financing                                                 ---                 ---         322,898         322,898
      Other                                                             (1,062)             (1,126)         (8,365)         (9,491)
                                                                       -------             -------         -------         -------
Total Provided by Financing Activities                                  25,553              54,270         750,559         804,829
                                                                        ------              ------         -------         -------

Total Change in Cash                                                      $564              ($405)        $262,013        $261,608
                                                                          ====              ======        ========        ========

Cash and Cash Equivalents                                               $3,084                $371        $312,711        $313,082
Working Capital                                                       (509,613)             40,401         351,675         392,076
Restricted Investments included in working capital                          --             (41,038)        (93,403)       (134,441)

(1) As noted above, the nine month period ended September 30, 2000, includes the results of XM Radio. As of January 1, 2001, results of XM Radio were recorded pursuant to the equity method.

The $5.9 million increase in cash used in operating activities for the core business was a result (i) the impact of the receipt, in 2000, of $14.6 million of deferred revenue associated with the June 2000 Satellite Ventures' transaction and (ii) costs associated with the terminated Rare Medium merger, offset by reduced operating expenses and the timing of certain working capital changes, primarily within accounts payable and accounts receivable. We expect that losses going forward will be reduced as a result of the cost saving measures that we have put into place; however, we will see an offsetting increase in the cash used in operating activities as we make payments for equipment inventory prior to the inventory being sold to end users.

The $35.6 million increase in cash provided by investing activities of the core business was primarily attributable to the sale of 2 million shares of our XM
Radio stock for net proceeds of approximately $33.5 million, as well as reductions in capital spending for the first nine months of 2001 as compared to the comparable period in 2000, partially offset by the purchase, in the first nine months of 2000, of certain restricted investments associated with our senior notes escrow.

The $28.7 million decrease in cash provided by financing activities in the core business was a result of (i) the reduction in proceeds from the sale of stock under the employee stock purchase plan and the exercise of stock options and warrants in the amount of $5.2 million in the first nine months of 2000, as compared to $402,000 in the first nine months of 2001, (ii) proceeds of $18.6 million received in the June 2000 Satellite Ventures transaction that were allocated to the investors' option to convert to Motient common stock, (iii) a $1.8 million reduction in debt issuance from 2000 to 2001, and (iv) $3.4 million of vendor debt and capital lease repayments in the first nine months of 2001 as compared to the comparable period in 2000.

Other

All of our wholly owned subsidiaries are subject to financing agreements that limit the amount of cash dividends and loans that can be advanced to Motient Parent. At September 30, 2001, all of the subsidiaries' net assets were restricted under these agreements. These restrictions will have an impact on our ability to pay dividends.


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

Derivatives

In September 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") which requires the recognition of all derivatives as either assets or liabilities measured at fair value, with changes in value reflected as current period income (loss). The effective date of SFAS No. 133, as amended by SFAS 138, is for fiscal years beginning after September 15, 2000. Except for the Rare Medium Note embedded call options discusssed in the following paragraph, SFAS No. 133 was not material to our financial position or results of operations as of or for the periods ended September 30, 2001.

In April and July 2001, we sold notes to Rare Medium totaling $50 million. The notes were collateralized by up to 5 million of our XM Radio shares, and, until maturity, which was extended until October 12, 2001, Rare Medium had the option to exchange the note for a number of XM Radio shares equivalent to the principal of the note plus any accrued interest thereon. We have determined the embedded call options in the notes, which permit Rare Medium to convert the borrowings into shares of XM Radio, to be derivatives which must be accounted for in accordance with SFAS No.133 and accordingly recorded a gain in the amount of $15.3 million in the third quarter of 2001 related to the Rare Medium Note call options, which reduced the carrying value of the options as of September 30, 2001 to less than $1,000 on the consolidated condensed balance sheet. On October 12, 2001, the embedded call options in the Rare Medium notes expired unexercised.

Accounting Standards

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. We will adopt the provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001, on January 1, 2002. We are in the process of evaluating the financial statement impact of adoption of SFAS No. 142.

On  August  16,  2001 the  FASB  issued  SFAS No.  143,  "Accounting  for  Asset
Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Specifically, this standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The entity is required to capitalize the cost by increasing the carrying amount of the related long-lived asset. The capitalized cost is then depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. The standard is effective for fiscal years beginning after June 15, 2002. On October 3, 2001 the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" that replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." The statement requires that all long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured on a net realizable value basis and will not include amounts for future operating losses. The statement also broadens the reporting requirements for discontinued operations to include disposal transactions of all components of an entity (rather than segments of a business). Components of an entity include operations and cash flows that can be clearly distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. The statement is effective for fiscal years beginning after December 15, 2001. We are currently evaluating, but have yet to determine, the impact that adoption of SFAS No. 143 and SFAS No. 144 will have on our financial statements.

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

Motient is subject to fair market value fluctuations of its fixed rate senior high yield debt. As these high yield securities are freely traded, the fair market value is impacted by market conditions which are based not only on the interest rates of the notes, but also on the market's assessment of the risk associated with these notes. Therefore, Motient does not believe that it is possible to quantify a fair value fluctuation that may occur solely as a result of interest rate fluctuations. For the period ended December 31, 2000, the fair market value of Motient's fixed rate senior high yield notes was $111.6 million, and as of September 30, 2001 was $70.4 million. The fair value of these notes would be impacted by $3.35 million for every $0.01 change in the trading price of the notes.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

Motient is aware of two purported class action lawsuits filed by holders of Rare Medium common stock challenging the previously proposed merger of Motient and Rare Medium Group, Inc. that has been terminated: In re Rare Medium Group, Inc. Shareholders Litigation, C.A. No. 19979 NC (filed in Delaware Chancery Court) , and Brickell Partners v. Rare Medium Group, Inc., et al., N.Y.S. Index No. 01602694 (filed in the New York Supreme Court) . Both complaints name Rare Medium, members of Rare Medium's board of directors, the holders of Rare Medium preferred stock and certain of their affiliated entities, and Motient as defendants. The complaints allege that the defendants breached duties allegedly owed to the holders of Rare Medium common stock in connection with the merger agreement, and include allegations that: (1) the holders of Rare Medium preferred stock engaged in self-dealing in the proposed merger; (2) the Rare Medium board of directors allegedly breached its fiduciary duties by agreeing to distribute the merger consideration differently among Rare Medium's common and preferred shares; and (3) Motient allegedly aided and abetted the supposed breaches of fiduciary duties.

Rare Medium, Motient, and the holders of Rare Medium preferred stock have filed motions to dismiss the Delaware complaint, while Rare Medium and the holders of Rare Medium preferred stock have filed motions to stay discovery in the Delaware lawsuit. Plaintiffs have failed to respond to any of these motions. In light of the termination of the proposed merger and the plaintiff's failure to pursue their claims, Motient believes that the Delaware lawsuit will be dismissed as moot.

Rare Medium and the holders of Rare Medium preferred stock have also filed a motion to dismiss or stay the New York lawsuit. Motient was never served with process in the New York lawsuit, and thus filed no motion to dismiss. However, Motient has been informed by Rare Medium (1) that Rare Medium intends to move for a dismissal on mootness grounds in the New York lawsuit, and (2) that the Plaintiff in the New York lawsuit does not plan to oppose such a motion.

Item 6.           Exhibits and Reports on Form 8-K


(a)      Exhibits


Number            Description

10.42c   -          Amendment,  dated  October 12, 2001, to Amended and Restated
                    Asset Sale Agreement,  dated as of January 8, 2001,  between
                    Mobile  Satellite  Ventures  LLC and Motient  Services  Inc.
                    (filed herewith).

10.50a   -          Amended and Restated  Document  Standstill  and  Termination
                    Agreement, dated as of October 12, 2001 (filed herewith).

10.51b   -          Letter Agreement between Rare Medium Group, Inc. and Motient
                    Corporation, dated October 1, 2001 (filed herewith).

10.54a   -          Letter Agreement, dated October 1, 2001, between Rare Medium
                    Group,  Inc.  and  Motient  Corporation  (filed  herewith as
                    Exhibit 10.51b).

10.54b   -          Letter Agreement between Rare Medium Group, Inc. and Motient
                    Corporation, dated October 8, 2001 (filed herewith).

10.54c   -          Letter Agreement between Rare Medium Group, Inc. and Motient
                    Corporation, dated October 12, 2001 (filed herewith).

10.55    -          Amended and Restated Investment Agreement, dated October 12,
                    2001, by and among  Motient  Corporation,  Mobile  Satellite
                    Ventures  LLC,  TMI  Communications  and  Company,   Limited
                    Partnership, and the other investors named therein (filed herewith).

10.56   -           Form of Stockholders' Agreement of Mobile Satellite Ventures
                    GP Inc. (filed herewith).

10.57   -           Form of Limited  Partnership  Agreement of Mobile  Satellite
                    Ventures LP (filed herewith).

10.58   -           Form of Convertible Note of Mobile Satellite  Ventures LP in
                    the amount of $50 million, to be issued to MSV Investors LLC
                    (filed herewith).

10.59   -           Form of Promissory Note of Mobile  Satellite  Ventures LP in
                    the amount of $15  million to be issued to Motient  Services
                    Inc. (filed herewith).


(b)      Current Reports on Form 8-K

                    On October 1, 2001, the Company filed a Current Report on Form 8-K, in response to Item 9-Regulation FD Disclosure, reporting that the Company had issued a news release regarding cost reduction and certain other matters.

                    On October 15, 2001, the Company filed a Current Report on Form 8-K, in response to Item 5-Other Events, reporting that the Company had entered into an amended investment agreement involving its satellite communications venture, Mobile Satellite Ventures LLC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         MOTIENT CORPORATION
                                         (Registrant)


November 14, 2001                        /s/W. Bartlett Snell
                                         --------------------
                                         W. Bartlett Snell
                                         Senior Vice President and
                                           Chief Financial Officer
                                           (principal financial and accounting
                                            officer and duly authorized officer
                                            to sign on behalf of the registrant)

                                  EXHIBIT INDEX

Number            Description


10.42c   -          Amendment,  dated  October 12, 2001, to Amended and Restated
                    Asset Sale Agreement,  dated as of January 8, 2001,  between
                    Mobile  Satellite  Ventures  LLC and Motient  Services  Inc.
                    (filed herewith).

10.50a   -          Amended and Restated  Document  Standstill  and  Termination
                    Agreement, dated as of October 12, 2001 (filed herewith).

10.51b   -          Letter Agreement between Rare Medium Group, Inc. and Motient
                    Corporation, dated October 1, 2001 (filed herewith).

10.54a   -          Letter Agreement, dated October 1, 2001, between Rare Medium
                    Group,  Inc.  and  Motient  Corporation  (filed  herewith as
                    Exhibit 10.51b).

10.54b   -          Letter Agreement between Rare Medium Group, Inc. and Motient
                    Corporation, dated October 8, 2001 (filed herewith).

10.54c   -          Letter Agreement between Rare Medium Group, Inc. and Motient
                    Corporation, dated October 12, 2001 (filed herewith).

10.55    -          Amended and Restated Investment Agreement, dated October 12,
                    2001, by and among  Motient  Corporation,  Mobile  Satellite
                    Ventures  LLC,  TMI  Communications  and  Company,   Limited
                    Partnership, and the other investors named therein (filed herewith).

10.56   -           Form of Stockholders' Agreement of Mobile Satellite Ventures
                    GP Inc. (filed herewith).

10.57   -           Form of Limited  Partnership  Agreement of Mobile  Satellite
                    Ventures LP (filed herewith).

10.58   -           Form of Convertible Note of Mobile Satellite  Ventures LP in
                    the amount of $50 million, to be issued to MSV Investors LLC
                    (filed herewith).

10.59   -           Form of Promissory Note of Mobile  Satellite  Ventures LP in
                    the amount of $15  million to be issued to Motient  Services
                    Inc. (filed herewith).