Form 10-K
period 2001-12-31
MOTIENT CORP
filed 2002-03-29
CIK 913665

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001
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

        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, $0.01 par value per share
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No

The aggregate market value of shares of Common Stock held by non-affiliates at March 21, 2002 was approximately $2,698,466.

Number of shares of Common Stock outstanding at March 21, 2002: 58,366,408

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. /X/

                               MOTIENT CORPORATION

                         2001 ANNUAL REPORT ON FORM 10-K

                                     PART I

This Annual Report on Form 10-K contains and incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements regarding our expected financial position and operating results, our business strategy, our pending plan of reorganization, and our financing plans are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," "project," or "intend." These forward-looking statements reflect our plans, expectations and beliefs and, accordingly, are subject to certain risks and uncertainties. We cannot guarantee that any of such forward-looking statements will be realized.

Statements regarding factors that may cause actual results to differ materially from those contemplated by such forward-looking statements ("Cautionary Statements") include, among others, those under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview," and elsewhere in this annual report, including in conjunction with the forward-looking statements included in this annual report. All of our subsequent written and oral forward-looking statements (or statements that may be attributed to us) are expressly qualified by the Cautionary Statements. You should carefully review the risk factors described in our other filings with the Securities and Exchange Commission from time to time, including our report on Form 8-K dated March 4, 2002 (File No. 0-23044), and our quarterly reports on Form 10-Q to be filed after this annual report, as well as our other reports and filings with the SEC.

Our forward-looking statements are based on information available to us today, and we will not update these statements. Our actual results may differ significantly from the results discussed.

References in this annual report to "Motient" and "we" or similar or related terms refer to Motient Corporation and its subsidiaries together, unless the context of such references requires otherwise.

ITEM 1.   BUSINESS.

OVERVIEW

We are a nationwide provider of two-way, wireless mobile data services and mobile Internet services. Our customers use our network and applications for email messaging and enterprise data communications services, enabling businesses, mobile workers and consumers to transfer electronic information and messages and access corporate databases and the Internet. Our network is designed to offer a broad array of wireless data services such as:

     - Two-way mobile Internet services, including our eLink(sm) wireless email service and BlackBerry(TM) by Motient wireless email, that provide users integrated wireless access to a broad range of corporate and Internet email and Internet-based information;

     - Telemetry systems that connect remote equipment, such as wireless point-of-sale terminals, with a central monitoring facility; and

     - Mobile data and fleet management systems used by large field service organizations.

Our eLink service is a two-way wireless email device and electronic organizer that uses our terrestrial network. We provide our eLink brand two-way wireless email service to customers accessing email through corporate servers, Internet Service Providers, Mail Service Provider accounts, and paging network suppliers. We also offer a BlackBerry(TM) by Motient solution specifically designed for large corporate accounts operating in a Microsoft Exchange and Lotus Notes environment. BlackBerry(TM) is a popular wireless email solution developed by Research In Motion and is being provided on the Motient network under an agreement with RIM.

Motient has been providing terrestrial wireless services to customers for several years, using a network, which possesses four key design attributes: (1) two-way communication, (2) superior in-building penetration, (3) user mobility, and (4) broad nationwide coverage. Motient's fully-deployed terrestrial wireless two-way data network covers a geographic area populated by more than 220 million people and is comprised of over 2,200 base stations that provide service to 520 of the nation's largest cities and towns, including all metropolitan statistical areas. As of December 31, 2001, there were approximately 250,600 user devices registered on Motient's network.

HISTORY

Motient was formed in 1988 under the name "American Mobile Satellite Corporation" to construct, launch, and operate a mobile satellite services system to provide a full range of mobile voice and data services via satellite to land, air and sea-based customers subject to local regulation.

In March 1998, Motient acquired Motient Communications Inc., formerly ARDIS Company, from Motorola, Inc. and combined the ARDIS terrestrial-based business with Motient' satellite-based business to offer a broad range of integrated end-to-end wireless solutions through two network configurations, either a "satellite-only" service network or a "multi-mode" terrestrial and satellite service network.

As discussed in greater detail below under "Mobile Satellite Ventures Transaction," Motient's satellite and related assets and business were sold on November 26, 2001 to Mobile Satellite Ventures LP.

In connection with Motient's acquisition of Motient Communications Inc. (formerly ARDIS) from Motorola in March 1998, Motient's subsidiary, Motient Holdings Inc. issued $335 million of 12.25% senior notes due 2008.

Motient's working capital and operational financing historically was derived primarily from internally generated funds and from borrowings under two bank loan facilities, a $100 million term loan facility, and a $100 million revolving credit facility. Motient's borrowings under the bank facility were guaranteed by Hughes Electronics Corporation, Singapore Telecommunications Ltd., and Baron Capital Partners L.P. The indebtedness under the bank facility was also guaranteed by Motient and certain of its subsidiaries and was secured by certain assets of Motient. Motient also was required to reimburse the bank guarantors for any payments made by the bank guarantors pursuant to their guarantees.

MOTIENT'S CHAPTER 11 FILING

ADDRESSING SEVERE LIQUIDITY NEEDS -- RARE MEDIUM MERGER UNSUCCESSFUL, LEADING TO DEFAULTS

During 2001 Motient undertook a variety of transactions to address its liquidity needs. These actions culminated in Motient's filing of a voluntary petition under Chapter 11 of the Bankruptcy Code in January 2002, as described below.

During 2001, a number of factors were preventing Motient from accelerating revenue growth at the pace required to enable it to generate cash in excess of its operating expenses. These factors included competition from other wireless data suppliers and other wireless communications providers with greater resources, cash constraints that limited Motient's ability to generate greater demand, unanticipated technological and development delays, and general economic factors. During 2001, in particular, Motient's efforts were also hindered by the downturn in the economy and poor capital and financing market conditions.

In April 2001, Motient issued a $25 million note payable to Rare Medium. Motient's obligation to repay this note was secured by its pledge of 3 million shares of Class A common stock of XM Satellite Radio Holdings Inc. then held by Motient.

On May 14, 2001, Motient signed a definitive merger agreement with Rare Medium through which Motient would have acquired 100% of the ownership of Rare Medium, using a combination of convertible preferred stock of Motient, and 9 million shares of Class A common stock of XM Radio held by Motient.

In July 2001, Motient issued a second $25 million note payable to Rare Medium. Motient's obligation to repay this note was secured by its pledge of 2 million shares of Class A common stock of XM Radio held by Motient.

On September 26, 2001, Motient announced a plan to restructure its operations with the goal of achieving earnings before interest, taxes, depreciation and amortization - or EBITDA breakeven in mid- to late-2002. As part of this restructuring, Motient laid off approximately 25% of its workforce, and canceled certain of its product initiatives. In October 2001, Motient and Rare Medium Group, Inc. terminated the merger agreement signed in May 2001. One of the principal reasons Motient pursued the Rare Medium merger was to gain access to cash held by Rare Medium. As a result of the termination of the Rare Medium merger, Motient did not receive the anticipated cash from that transaction that would have allowed it to fund certain debt and interest payment obligations. On October 12, 2001, Motient repaid approximately $26.1 million of principal and accrued interest under the Rare Medium notes by delivering to Rare Medium all of the 5 million shares of stock of XM Radio pledged under the Rare Medium notes.

On October 1, 2001, Motient announced that it would not make the $20.5 million semi-annual interest payment due on such date on its 12.25% senior notes due 2008 issued by Motient Holdings, Inc. On November 26, 2001, the trustee declared all amounts owed under the senior notes immediately due and payable.

On November 6, 2001, the agent for the bank lenders under Motient's bank financing declared all loans immediately due and payable, due to the existence of several events of default. On the same date, the bank lenders sought payment in full from the guarantors for the accelerated loan obligations. The guarantors repaid all such loans on November 14, 2001 in the amount of approximately $97.6 million. As a result, Motient had a reimbursement obligation to the guarantors in the amount of $97.6 million, which included accrued interest and fees.

On November 19, 2001, Motient sold 500,000 shares of XM Radio common stock owned by it through a broker for aggregate proceeds of $4.75 million. The net proceeds from this sale were paid to the bank loan guarantors, and on the same day Motient delivered all of its remaining 9,257,262 shares of XM Radio common stock to the guarantors in full satisfaction of the entire remaining amount of Motient's reimbursement obligations to them. As a result of the delivery of the shares of XM Radio common stock, the maturity of the Rare Medium Notes was accelerated to November 19, 2001.

MOBILE SATELLITE VENTURES TRANSACTION

On November 26, 2001, Motient sold the assets comprising its satellite communications business to Mobile Satellite Ventures LP, a joint venture with certain other parties, including TMI Communications and Company Limited Partnership, the Canadian satellite services provider. In consideration for its satellite business assets, Motient received the following: (i) a $24 million cash payment in June 2000, (ii) a $45 million cash payment paid at closing, and
(iii) a 5-year $15 million note. In this transaction, TMI also contributed its satellite communications business assets to Mobile Satellite Ventures. In addition, Motient purchased a $2.5 million convertible note issued by Mobile Satellite Ventures as part of this transaction, and certain other investors, including a subsidiary of Rare Medium, purchased a total of $52.5 million of convertible notes. On a fully diluted basis, Motient owns approximately 25.5% of the equity of Mobile Satellite Ventures.

PURSUIT OF RESTRUCTURING PLAN UNDER PROTECTION OF BANKRUPTCY CODE - CONVERSION OF OUTSTANDING DEBT

During these events, Motient determined that the continued viability of its business required restructuring its highly leveraged capital structure. In October 2001, Motient retained Credit Suisse First Boston, or CSFB, as financial advisors to assist it in restructuring its debt. Shortly thereafter, CSFB and Motient began meeting with Motient's principal creditor constituencies, represented by (a) the guarantors of Motient's bank facilities, (b) an informal committee representing the holders of Motient's senior notes, and (c) Rare Medium.

In January 2002, Motient and the informal committee reached an agreement in principle with respect to the primary terms of a plan of reorganization of Motient and its principal subsidiaries. Accordingly, on January 10, 2002, Motient and certain of its subsidiaries filed for protection under Chapter 11 of the Bankruptcy Code. On January 17, 2002, Motient filed a plan of reorganization with the U.S. Bankruptcy Court for the Eastern District of Virginia. The cases are being jointly administered under the case name "In Re Motient Corporation, et. al.," Case No. 02-80125. An amended plan of reorganization was filed on February 28, 2002.

The restructuring plan provides that holders of the senior notes will exchange their notes for new Motient common stock to be issued pursuant to the plan. Shares of common stock held by existing common stockholders will be cancelled, and the existing common stockholders will receive some warrants. The ownership of Motient will change significantly, with creditors becoming the new owners, but Motient would be relieved of over $337 million of debt and its obligations to pay principal and interest would be discharged.

The new equity warrants would have a nominal strike price to purchase at that price a number of shares of the new common stock in the reorganized company that will equal five percent of the outstanding shares of common stock of the company, on a fully diluted basis assuming that all the warrants plus all other securities to be issued pursuant to the restructuring plan are exercised. The warrants will expire two years after the effectiveness of the reorganization and will not be exercisable unless and until the price of the new common stock has risen to the point at which the holders of the senior notes will have recovered 105 percent of the principal amount and accrued interest of the senior notes.

The restructuring plan generally provides that all of Motient's existing contractual relationships with customers, vendors, and other business partners will be maintained in full force and effect. During the Chapter 11 process, Motient has continued to pay all of its ordinary course obligations to vendors and others, and Motient expects to continue to do so as provided in the restructuring plan.

Motient began mailing ballots and related voting materials on the plan to creditors and other parties in interest on March 7, 2002. The deadline for voting on the plan is April 16, 2002, and the confirmation hearing on the plan is scheduled for April 25-26, 2002.

Motient cannot assure you that the restructuring plan will receive the requisite acceptances by its creditors or by holders of Motient's equity securities or that the Bankruptcy Court will confirm the plan. A creditor or equity security holder who does not accept the plan might challenge it in the Bankruptcy Court. In order for the plan to be confirmed, the Bankruptcy Court must find, among other things, that the confirmation of the plan is not likely to be followed by a liquidation or a need for further financial reorganization and that the value of distributions to non-accepting holders of claims and interests within a particular class under the plan will not be less than the value of distributions such holders would receive if Motient and its subsidiaries were liquidated under Chapter 7 of the Bankruptcy Code. Motient believes that the plan will not be followed by a need for further financial reorganization and that non-accepting holders within each class under the plan will receive distributions at least as great as would be received following a liquidation under Chapter 7 of the Bankruptcy Code when taking into consideration all administrative claims and the costs and uncertainty associated with any such Chapter 7 case.

The confirmation and consummation of the plan are also subject to certain conditions, including approval by the Federal Communications Commission of the change of control that will take place in the ownership of Motient on the effective date of the plan. If the plan is not confirmed, it is unclear whether a restructuring of Motient could be implemented and what distribution holders of claims or equity interests in Motient ultimately would receive. If an alternative reorganization could not be agreed to, it is possible that Motient may have to liquidate its assets.

For further details regarding the plan, please read the plan, which is filed as
Exhibit 10.62 to this

Annual Report on Form 10-K, and Motient's Disclosure Statement regarding the plan, which is filed as Exhibit 10.61 to this Annual Report on Form 10-K and incorporated herein by reference.

EFFECTS OF CHAPTER 11 FILING

As a result of our Chapter 11 bankruptcy filing, we have seen a slower adoption rate for our services. In a large customer deployment, the upfront cost of the hardware can be significant. Because the hardware generally is usable only on Motient's network, certain customers have delayed adoption while we are in Chapter 11. In an effort to accelerate adoption of our services, we have, in selected instances in the first quarter of 2002, offered certain incentives for adoption of our services that are outside of our customary contract terms, such as extended payment terms or temporary hardware rental. We do not believe that these changes in terms are material to our cash flow or operations; however, a delay in exiting the Chapter 11 bankruptcy process could have a material negative impact on our ability to generate adequate subscriber growth.

While we continue to maintain our vendor payments on a current basis, certain of our trade creditors have required either deposits for future services or shortened payment terms. While we do not believe that the amounts or changes to payment terms will have a material impact on our cash flow or operations, there can be no assurance that future requirements will not be material. None of our key suppliers has ceased to do business with us as a result of our filing.

For a fuller discussion of certain effects and expected effects of the Chapter 11 filing on Motient's business and results of operations, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations" elsewhere in this Annual Report on Form 10-K.

MOTIENT'S BUSINESS STRATEGY

As described above, Motient is seeking to emerge from its Chapter 11 restructuring in the spring of 2002 with a majority of its debt converted to equity, relieving Motient from a significant portion of its obligations to pay principal and interest. As it emerges from this restructuring process with a significantly improved balance sheet, Motient's objective is to increase revenues by continuing to penetrate the large markets for mobile Internet data communications services and wireless telemetry applications while keeping costs under control. To meet these objectives, Motient intends to:

LEVERAGE DISTRIBUTION RESOURCES OF STRATEGIC PARTNERS AND RESELLERS. To penetrate target markets without significant direct sales and marketing expenses, Motient has signed a number of strategic alliances with industry leaders. Motient intends to leverage the marketing and distribution resources and large existing customer bases of these partners to address significantly more potential customers than Motient would be able to address on its own. Motient has a roster of industry-leading resellers for its wireless email services, including SkyTel, Metrocall, Aether Systems, Research In Motion, and GoAmerica. In the market for small to medium-sized business users, Motient has signed a reseller agreement with CDW Computer Centers. In the telemetry market, Motient has partnered with a number of device manufacturers, resellers, and software vendors to develop and offer a variety of customer-driven telemetry applications, including HVAC system monitoring, energy monitoring, office and vending machine automation, and wireless point-of-sale applications. Motient plans to continue to seek strategic distribution channels that will enable it to more fully penetrate its existing markets and access potential new markets on an incremental basis. In addition, in vertical markets Motient intends to exploit cross-selling opportunities using some of its existing large corporate customers.

WORK WITH VENDORS TO DEVELOP LESS EXPENSIVE AND MORE FUNCTIONAL USER DEVICES TO ADDRESS COMPETITION AND INCREASE DEMAND FOR ITS SERVICES. Motient plans to continue to work with vendors to develop new generations of user devices and applications that combine improved functionality and convenience at a lower price. Motient recently announced the introduction of the MobileModem, a wireless modem that clips on to Palm V series and IBM WorkPad personal digital assistants to provide these devices with email and Internet access via the Motient network. Motient plans to continue to incorporate inexpensive, off the shelf software or free software in its services. Motient believes that lower price points will help accelerate the acceptance and adoption of its services in its traditional markets, and will also enable Motient to better penetrate its targeted new wireless markets. By working with suppliers and other business partners and by making strategic software and hardware investments, Motient has lowered the total cost of ownership of its products. At the same time, Motient has improved the functionality of its devices and made them smaller and more convenient.

DEVELOP NEW WIRELESS APPLICATIONS TO INCREASE DEMAND AND REVENUE PER SUBSCRIBER. Motient intends to exploit the market potential of its wireless network by working with value-added partners and major e-business solutions providers to develop additional innovative wireless applications and content-based services, including future enhancements to its eLink wireless email service. As market acceptance and demand for wireless email grows, Motient believes users will demand an increasing variety of Internet-based content and services. Motient currently offers content-based services for use with its eLink service provided by GoAmerica, OracleMobile, Novarra, and Neomar. Motient is continuing to broaden and expand those services, as well as pursuing other similar agreements.

ENHANCE THE TECHNICAL ADVANTAGES OF MOTIENT'S NETWORK. Motient has been providing terrestrial wireless services to customers for several years, using the nation's largest, most fully deployed terrestrial wireless two-way data network. Unlike many competitors who are in the process of building limited city-wide or regional terrestrial networks, Motient has deployed a national network that is well tested and reliable, and its future network expansion requirements are expected to arise primarily from increased customer demand. Motient believes that its terrestrial network provides key competitive advantages, including:

     -    broad nationwide geographic coverage,

     - guaranteed two-way message delivery and "always on" real-time data communication, and

     - deep in-building penetration with superior performance characteristics when compared with cellular-based architectures.

Motient also believes that its two-way messaging and wireless email products are superior to currently available "two-way paging" services, based on the full, two-way messaging capabilities that its network enables. Motient plans to continue enhancing its terrestrial network's capacity and coverage by acquiring additional frequency, building more base stations, both in existing and new geographic markets, and selectively upgrading the technological capabilities of existing base stations.

MOTIENT'S WIRELESS SERVICE OFFERINGS

GENERAL. Motient's wireless services include Motient's eLink wireless email and BlackBerry(TM) by Motient email. Motient targets its data applications to both vertical and horizontal markets. Applications include wireless email, Internet and Intranet access, fax, paging, peer-to-peer communications, asset tracking, dispatch, point-of-sale, and other telemetry applications. There are over 50 types of subscriber devices available from more than 15 manufacturers for use on Motient's terrestrial network. These devices include Research In Motion handheld devices, the new MobileModem for use with Palm V series and IBM WorkPad handhelds, ruggedized laptops, handheld digital assistants, and wireless modems for PC's. Motient has developed proprietary software, and has engaged a variety of other software firms to develop other "middleware," to minimize its customers' development efforts in connecting their applications to its network. Also, a number of off-the-shelf software packages enable popular email software applications on Motient's network.

In the field service market, long-standing customers such as IBM, Sears, Pitney Bowes, and NCR use Motient's customized terrestrial data applications to enable their mobile field service technicians to stay connected.

Motient's largest single terrestrial data application is in the package delivery market. UPS has registered for service approximately 65,000 of its third generation package tracking devices on Motient's network under a multi-year agreement.

eLINK WIRELESS EMAIL. Motient's eLink wireless email service provides mobile users with integrated wireless access to a broad range of corporate and Internet email and personal information management (PIM) applications. Motient's eLink service can be used on wireless handheld devices manufactured by Research In Motion, including the RIM 850 and RIM 857 wireless handhelds. In addition, eLink can be used with Palm V series and IBM WorkPad handhelds by using Motient's new MobileModem, a wireless modem that clips on to Palm V series and IBM WorkPad personal digital assistants to provide these devices with email and Internet access via the Motient network

Motient currently offers two versions of eLink, "Agent(sm)," and "Messenger(sm)." Agent and Messenger may also be combined, offering users the functionality of both applications on a single handheld device.

Users of Motient's eLink Agent service can send and receive email messages, using their existing corporate or Internet email address, over Motient's terrestrial network, as long as the user's email system is compliant with the industry protocol known as Post Office Protocol 3, or POP 3. Motient's eLink service also features an IMAP 4 solution, providing greater flexibility to customers by adding a more robust Internet email application protocol. Outgoing mail sent from the device appears to have come from the user's desktop PC. eLink synchronizes with a user's desktop PC so that full calendar, task list, and contact information can be instantly swapped to and from the device. To address the security needs of corporate customers, eLink Agent is also offered in a self-contained format so that the corporate customer can install the network gateway software behind its firewall on servers located on the customer's site.

Motient's eLink Messenger service assigns a unique email address (separate from the user's corporate or Internet email address), allowing users to send and receive wireless email messages independent of other email systems. In addition, the Messenger service allows users to send faxes from their device, and the device also functions as a pager. Messenger also enables users to synchronize their device with calendar, task list, and contact information from their desktop personal computer.

Motient is actively working on a number of innovative enhancements to its eLink service that will enhance both security and functionality.

BLACKBERRY(TM) BY MOTIENT. BlackBerry(TM) by Motient is a wireless solution specifically designed for corporate environments using Microsoft(R) Exchange. BlackBerry(TM) by Motient operates on Motient's terrestrial network. BlackBerry(TM) has substantially the same functionality as Motient's eLink service, including wireless email, as well as a variety of similar PIM functions and applications. BlackBerry(TM) integrates with Microsoft Exchange email accounts. During 2001, in concert with Research In Motion, Motient also introduced a version of BlackBerry(TM) that integrates with the Lotus Notes email platform. Motient believes that the availability of an integrated Lotus Notes email extension will help Motient move into new markets for BlackBerry(TM).

The BlackBerry(TM) desktop software installs and runs on the user's desktop PC. It is an integrated suite of applications that provides organizer synchronization, folder management tools, email filtering capabilities, information backup utilities, and an application loader.

BlackBerry(TM) is designed to provide a high level of security. Encryption occurs between the handheld and corporate email system to ensure message integrity. BlackBerry(TM) incorporates Triple DES encryption technology to meet stringent corporate security guidelines for remote email access.

Motient is authorized to resell BlackBerry(TM) by Motient pursuant to an agreement with Research In Motion. Research In Motion also resells BlackBerry(TM) by Motient on Motient's network through a variety of resellers and value-added resellers. Motient also offers roaming services in Canada to its eLink and BlackBerry(TM) by Motient customers through an agreement with the Canadian network operator Bell Mobility.

TELEMETRY. Motient has partnered with a variety of resellers, device manufacturers, and software vendors in the telemetry market. These partners integrate customer-specific devices and systems with Motient's network to provide a wireless means of transmitting data from a fixed or mobile site to a central monitoring facility. Applications include HVAC system monitoring, wireless point-of-sale systems, energy monitoring, vending and office machine automation, and security/alarm monitoring.

PRICING OF SERVICES. Motient's customers are charged a monthly access fee. In addition to this access fee, users pay for usage depending on the number of kilobytes of data transmitted. Motient's pricing plans offer a wide variety of volume packaging and discounts, consistent with customer demand and market conditions. Generally, Motient reflects the addition of a subscriber unit upon the registration of a unit on its network. In certain cases, primarily as it relates to strategic partners and resellers, a percentage of these subscriber units do not become revenue producing for up to several months from initial registration on the network, which effectively drives down the reported average revenue per unit. During the fourth quarter of 2001, Motient's average monthly revenue per user, excluding the revenue associated with the satellite business sold in November 2001, was approximately $17.00.

MOTIENT'S CUSTOMERS

The make-up of Motient's customer base changed during 2001 due to the sale in November 2001 of Motient's former satellite communications business to Mobile Satellite Ventures. As of December 31, 2001, there were approximately 250,600 user devices registered on Motient's network, and an established customer base of large corporations in the following market segments:

                                           PERCENTAGE OF
         MARKET SEGMENTS                    TOTAL UNITS
Transportation and package delivery              35%
Field service                                    15
Telemetry and point of sale                       9
Mobile Internet or wireless email                41

Total                                           100%

Excluding revenue recognized from a research and development agreement with Mobile Satellite Ventures, which revenue accounted for approximately 9% of Motient's service revenue in 2001, six customers and resellers - UPS, Aether Systems, Inc., IBM, SkyTel, Pitney Bowes, and NCR - accounted for approximately 41% of Motient's service revenue for the year ended December 31, 2001, with revenue from UPS exceeding 10% of total revenues. The loss of one or more of these customers, or any event, occurrence or development which adversely affects Motient's relationship with one or more of these customers, could harm Motient's business. The contracts with these customers are generally multi-year contracts, and the services provided pursuant to such contracts are generally customized applications developed to work solely on Motient's network. The cost of switching to an alternative wireless service provider would, in most cases, be significant.

As of December 31, 2001, Motient's customer base included the following product segments:

                                           PERCENTAGE OF
         PRODUCT SEGMENTS                   TOTAL UNITS
 Mobile Internet or wireless email               41%
 Package delivery, telemetry and other           59

Total                                           100%

MARKETING AND DISTRIBUTION

Motient markets its wireless services through strategic distribution partners and resellers, and its direct sales force.

STRATEGIC PARTNERS AND RESELLERS. To penetrate new wireless data markets with significant growth potential, Motient has signed a variety of strategic alliances, including with industry leaders. Motient intends to leverage the marketing and distribution resources and large existing customer bases of these partners to address significantly more potential customers than Motient would be able to address on its own. Motient has a roster of industry-leading resellers for its wireless email services, including SkyTel, Metrocall, Aether Systems, Research In Motion, and GoAmerica. These alliances also include the following:

     - In the market for small to medium-sized business users, Motient has signed a reseller agreement with CDW Computer Centers.

     - Motient has formed a strategic alliance with Wireless Knowledge, a subsidiary of Qualcomm, to provide mobile data enterprise services for corporate customers. Under this agreement, Wireless Knowledge will develop and market wireless software applications that will run on Motient's network.

     - In the real estate market, Motient has signed a reseller agreement with WheretoLive.com.

     - Motient has teamed with Boundless Depot to provide wireless services for the hearing impaired.

     - In the telemetry market, Motient has partnered with a number of device manufacturers, resellers, and software vendors to develop and offer a variety of customer-driven telemetry applications. US Wireless is a key partner in the wireless credit card processing and point-of-sale segment, and eVendNet is developing telemetry applications using Motient's network in the vending segment.

Motient is continuing to seek additional strategic distribution channels to help Motient move forward with its plan to more fully penetrate its existing markets and access potential new markets on an incremental basis.

DIRECT SALES FORCE. Motient has a direct sales force that is experienced in selling its various wireless services. Historically, Motient's direct sales force has focused on the requirements of business customers who need customized applications. With the launch of its eLink wireless email service, Motient has also built up a significant sales force concentrated on promoting its eLink(sm) and BlackBerry(TM) by Motient services to vertical markets. Motient's corporate accounts group is focused on promoting its eLink wireless email service to wirelessly enable enterprise-wide email systems for Fortune 500 accounts. Sales to corporate account targets generally require a sustained sales and marketing effort lasting several months. Prior to making a buying decision, a majority of the accounts exercise a due diligence process where competitive alternatives are evaluated. Motient's employees often assist in developing justification studies, application design support, hardware testing, planning and training. In the wireless email area, Motient's internal sales force has been key to its ability to convey customer feedback to its product management team, enabling Motient to identify and develop new product and service features.

MOTIENT'S NETWORK

Motient's wireless network consists of the largest two-way terrestrial data network in the United States, providing service to 520 of the nation's largest cities and towns, including virtually all metropolitan statistical areas. The network provides a wide range of mobile data services. Users of Motient's network access it through subscriber units that may be portable, mobile or stationary devices.

Subscriber units receive and transmit wireless data messages to and from terrestrial base stations. Terrestrial messages are routed to their destination via data switches that Motient owns, which connect to the public data network.

Motient's terrestrial network delivers superior in-building penetration, completion rates and response times compared to other wireless data networks through the use of a patented single frequency reuse technology developed by Motorola. Single frequency reuse technology enables multiple base stations in a given area to use the same frequency. As a result, a message sent by a subscriber can be received by a number of base stations. This technology contrasts with more commonly used multiple frequency reuse systems, which provide for only one transmission path for a given message at a particular frequency. In comparison with multiple frequency reuse systems, Motient's technology provides superior in-building penetration and response times and enables it to incrementally deploy additional capacity as required, instead of in larger increments as required by most wireless networks.

EQUIPMENT AND SUPPLIER RELATIONSHIPS

Motient has contracts with a variety of vendors to supply end-user devices designed to meet the requirements of specific end-user applications. Motient continues to pursue enhancements to these devices that will result in additional desirable features and reduced cost of ownership. Although many of the components of its products are available from a number of different suppliers, Motient relies on a relatively small number of key suppliers. The devices used with Motient's services generally are subject to various product certification requirements and regulatory approvals before they are delivered for use by its customers.

Motient's eLink service can be used on wireless handheld devices manufactured by Research In Motion, including the RIM 850 and RIM 857 wireless handhelds. In addition, eLink can be used with Palm V series and IBM WorkPad handhelds by using Motient's new MobileModem, a wireless modem that clips on to Palm V series and IBM WorkPad personal digital assistants to provide these devices with email and Internet access via the Motient network. Research In Motion also manufactures modems designed to be integrated into handheld field service terminals, telemetry devices, utility monitoring and security systems and certain other computing systems. Motient's supply arrangements with Research In Motion are not exclusive, and Research In Motion manufactures similar hardware products for other companies, including Cingular Wireless, a principal competitor in the two-way wireless email market segment.

In addition to the messaging devices manufactured by Research In Motion, there are currently over 50 other types of subscriber units available from approximately 15 manufacturers that can operate on Motient's terrestrial network. Examples of portable subscriber units include ruggedized laptop computers, small external modems, handheld or palmtop "assistants," and pen based "tablets."

Motient is also working with other device manufacturers and software developers to bring its network services to other existing popular PDA and wireless email platforms, such as palm-held and handheld devices. Most recently, Motient has worked with Wavenet Technology Pty. Ltd. of Western Australia to design, develop and manufacture the MobileModem, a wireless modem that clips onto Palm V Series and IBM WorkPad personal digital assistants and provides these devices with email and Internet access via the Motient Network. Motient's agreement with Wavenet enables Motient and its resellers to purchase MobileModems and associated accessories from Wavenet for resale to end user customers of Motient and its resellers.

Compaq Computer provides the terrestrial network switching computers under a multi-year lease that extends through 2003, while AT&T provides network services including a nationwide wireline data network, and leased sites which house regional switching equipment for Motient's terrestrial network. Motient also has a relationship with AT&T as Motient's vendor for switched inbound and outbound public switched telephone network services.

The terrestrial network, and certain of its competitive strengths such as deep in-building penetration, is based upon single frequency reuse technology. Motorola holds the patent for the single frequency reuse technology. Motient has entered into several agreements with Motorola under which Motorola provides certain continued support for the terrestrial network infrastructure, and ongoing maintenance and service of the terrestrial network base stations. There can be no assurance that Motorola will continue in the long term to be active in this business, or that Motorola will not enter into arrangements with Motient's competitors, or that if it does, such arrangements would not harm Motient's business.

COMPETITION

The wireless communications industry is highly competitive and is characterized by constant technological innovation. Motient competes by providing broad geographic coverage, deep in-building penetration, and demonstrated reliability. These features distinguish Motient from the competition. Motient's wireless solutions are used by businesses that need critical customer and operational information in a mobile environment.

Motient offers multiple business lines and competes with a variety of service providers, from small startups to Fortune 500 companies. Motient's competitors include service providers in several markets--dedicated mobile data, PCS/cellular, narrowband PCS/enhanced paging and emerging technology platforms.

DEDICATED MOBILE DATA. Companies using packet data on dedicated mobile networks provide wireless data services in direct competition with a number of Motient's data services. In a packet data environment, messages are transmitted in short bursts. Competitors using this technology include Cingular Wireless. Cingular Wireless operates a terrestrial-only network that provides data services to customers in field service, transportation and utility industries, and two-way messaging service to the horizontal market.

Research In Motion offers BlackBerry(TM), a wireless email service, which runs on both the Motient and Cingular networks. BlackBerry(TM) offers wireless email and Personal Information Management (PIM) functionality. The enterprise versions of BlackBerry(TM) serve users operating on either a Microsoft Exchange email platform or a Lotus Domino email platform. Because Research In Motion offers BlackBerry(TM) on the Motient and Cingular networks, Research In Motion is both a reseller and a competitor. Research In Motion has also announced that it plans to offer BlackBerry(TM) with voice functionality on General Packet Radio Service, or GPRS, networks in the United States. With eLink, and BlackBerry(TM) by Motient, as well as Motient's arrangements with other resellers and content providers, Motient believes that it offers the most complete array of wireless Internet and wireless email services currently available.

PCS/CELLULAR. PCS and cellular services presently serve the majority of mobile communications users in the United States, with more than 120 million wireless voice subscribers at the end of 2001. There are a large number of cellular and PCS systems providing wireless voice service throughout most of the United States, with no single competitor providing the seamless, national footprint that is available through Motient's network. Because the average voice revenue per subscriber has declined, wireless voice carriers have begun to focus on delivering wireless data services in an effort to differentiate their voice products and to retain customers. An example of these services is the Sprint PCS Wireless Web. Sprint allows circuit switched wireless web access to several content services using the phone's numeric keypad. Other voice carriers also offer circuit switched wireless data services through mobile phones, but Motient believes the limitations of today's circuit switched PCS and cellular features and networks will limit competition in its target markets. Users must have a digital phone and service, and must type messages using the awkward numeric keypad. They do not have access to data services while roaming onto analog networks, which detracts from the user experience.

Cellular digital packet data (CDPD), a packet data service provided by the cellular industry, is available in fewer geographic markets than Motient's service, and covers approximately 60% of the U.S. population. Expansion of the CDPD network has slowed considerably as carriers such as AT&T Wireless and Verizon Wireless look to other means to provide data services to their voice customers. Some cellular and PCS carriers offer short message capabilities, depending on the protocol they use, and expect to offer larger capacity packet data services in the near future using new GPRS and 1XRTT technologies, as described below under "Emerging technology platforms."

NARROWBAND PCS/ ENHANCED PAGING. Most traditional paging companies, such as SkyTel, Arch and Metrocall, are expanding beyond their traditional alpha/numeric paging into two-way wireless messaging services using narrowband PCS. Typical applications include wireless email, near-real time delivery of stock quotes and other time sensitive information, and mobile workforce communications. Although some paging companies offer limited two-way messaging services, challenges in coverage, responsiveness and throughput, as well as the high cost of service, currently limit their adoption by Motient's targeted customers. These services primarily compete with Motient's eLink wireless email services. Motient has signed reseller agreements with SkyTel and Metrocall under which these parties market its eLink services to their customers. Motient has similar reseller agreements with additional national distribution partners.

EMERGING TECHNOLOGY PLATFORMS. A variety of new technologies, devices and services will result in new types of competition for Motient in the near future.

The emergence of protocols such as WAP (Wireless Access Protocol), Bluetooth and IEEE 802.11b are expected to enable the use of the Internet as a platform to exchange information among people with different devices running on different networks. WAP defines a protocol for altering Internet sites to make their content more readily accessible to mobile user devices, where bandwidth is limited. Mobile telephone users have adopted this protocol, as WAP provides Internet content access in a similar manner to Motient's products. Bluetooth, a wireless personal area networking technology, operates in an unlicensed band of the radio spectrum and enables wireless communications between disparate devices in a home or office setting at distances up to approximately 33 feet. 802.11b, also referred to as Wi-Fi, operates in an unlicensed band of the radio spectrum and supplies high-speed wireless LAN connectivity to computers within a 300 foot radius of a network base. Hardware manufacturers such as Nokia, Ericsson and Qualcomm are developing mobile phones and other voice-based user devices to work with the WAP, Bluetooth and 802.11b technologies.

In addition, wireless voice carriers are in the process of expanding their ability to offer wireless data services that may compete with Motient's services, by deploying "2.5G" and "3G" technologies. These technologies, which include General Packet Radio Service, or GPRS, and CDMA 1XRTT, or 1XRTT, support both wireless voice and packet data services. GPRS is being deployed by VoiceStream, AT&T Wireless, and Cingular Wireless, and service has begun on a regional basis. 1XRTT is being deployed by Verizon Wireless and Sprint PCS. Verizon Wireless plans to begin rolling out 1XRTT services on a regional basis in the spring of 2002, while Sprint PCS plans to activate its 1XRTT services on a nationwide basis in the summer of 2002.

While GPRS and 1XRTT do offer improved data functionality in tandem with existing wireless voice services, Motient believes that these new technologies have certain drawbacks for users when compared with Motient's data-only network. These limitations include shorter battery life for user devices because of the greater amount of power used, reduced in-building penetration, the need for users to replace their existing devices to utilize the new technologies, and incomplete geographic coverage that will rely on inter-carrier roaming agreements. Having data applications roam among multiple networks introduces complexities that are likely to prevent any carrier from having a truly seamless national footprint comparable to that of the Motient network. In addition, independent tests by users of both technologies have demonstrated that actual data transmission speeds are significantly slower than the theoretical maximum of each because of factors such as error protection, coding schemes, network resource limitations, and handset limitations. Motient believes that these new technologies offer only incrementally faster throughput than that of the Motient network.

Motient expects to compete with these new "2.5G" and "3G" technology platforms in a number of ways. First, as described above, Motient believes that its existing data-only nationwide network offers several compelling advantages over certain of the new technologies currently being deployed. Second, Motient believes it can significantly enhance the efficiency and performance of its existing data-only network through a variety of measures, including installing a high-speed overlay. Third, Motient expects to consider, as appropriate, alliances or other contractual arrangements with larger wireless communications providers, so that Motient can continue to offer as complete an array of data services as possible.

EMPLOYEES

On February 1, 2002, Motient had 356 employees. None of Motient's employees is represented by a labor union. Motient considers its relations with its employees to be good.

REGULATION

The terrestrial two-way wireless data network used in Motient's wireless business is regulated to varying degrees at the federal, state, and local levels. Various legislative and regulatory proposals under consideration from time to time by Congress and the Federal Communications Commission, or FCC, have in the past materially affected and may in the future materially affect the telecommunications industry in general, and Motient's wireless business in particular. The following is a summary of significant laws, regulations and policies affecting the operation of Motient's wireless business. In addition, many aspects of regulation at the federal, state and local level currently are subject to judicial review or are the subject of administrative or legislative proposals to modify, repeal, or adopt new laws and administrative regulations and policies. Neither the outcome of these proceedings nor their impact on Motient's operations can be predicted at this time.

The ownership and operation of Motient's terrestrial network is subject to the rules and regulations of the FCC, which acts under authority established by the Communications Act of 1934 and related federal laws. Among other things, the FCC allocates portions of the radio frequency spectrum to certain services and grants licenses to and regulates individual entities using that spectrum. Motient operates pursuant to various licenses granted by the FCC.

Motient is a commercial mobile radio service provider and therefore is regulated as a common carrier. Motient must offer service at just and reasonable rates on a first-come, first-served basis, without any unjust or unreasonable discrimination, and Motient is subject to the FCC's complaint processes. The FCC has forborne from applying numerous common carrier provisions of the Communications Act to commercial mobile radio service providers. In particular, Motient is not subject to traditional public utility rate-of-return regulation, and is not required to file tariffs with the FCC.

The FCC's universal service fund supports the provision of affordable telecommunications to high-cost areas, and the provision of advanced telecommunications services to schools, libraries, and rural health care providers. Under the FCC's current rules, end-user revenues derived from the sale of information and other non-telecommunication services and certain wholesale revenues derived from the sale of telecommunications services are not subject to universal service fund obligations. Based on the nature of its business, Motient is currently not required to contribute to the universal service fund. Current rules also do not require that Motient impute to its contribution base retail revenues derived when it uses its own transmission facilities to provide a service that includes both information service and telecommunications components. There can be no assurances that the FCC will retain the exclusions described herein or its current policy regarding the scope of a carrier's contribution base. Motient may also be required to contribute to state universal service programs. The requirement to make these state universal service payments, the amount of which in some cases may be subject to change and is not yet determined, may have a material adverse impact on the conduct of Motient's business.

Motient is subject to the Communications Assistance for Law Enforcement Act, or CALEA. Under CALEA, Motient must ensure that law enforcement agencies can intercept certain communications transmitted over its networks. Motient must also ensure that law enforcement agencies are able to access certain call-identifying information relating to communications over Motient's networks. The deadline for complying with the CALEA requirements and any rules subsequently promulgated was June 30, 2000. Motient has pending with the FCC a petition for an extension of the deadline with respect to certain of its equipment, facilities, and services and Motient has been working with law enforcement to arrive at an agreement on a further extension of this deadline and on an extension of the deadline for other Motient equipment, facilities, and services. Possible sanctions for noncompliance include substantial fines and possible imprisonment of company officials. It is possible that Motient may not be able to comply with all of CALEA's requirements or do so in a timely manner. Where compliance with any requirement is deemed by the FCC to be not "reasonably achievable," Motient may be exempted from such requirement. In addition, CALEA establishes a federal fund to compensate telecommunications carriers for all reasonable costs directly associated with modifications performed by carriers in connection with equipment, facilities, and services installed or deployed on or before January 1, 1995. For equipment, facilities, and services deployed after January 1, 1995, the CALEA fund is intended to compensate carriers for any reasonable costs associated with modifications required to make compliance "reasonably achievable." It is possible that all necessary modifications will not qualify for this compensation and that the available funds will not be sufficient to reimburse Motient. The requirement to comply with CALEA could have a material adverse effect on the conduct of Motient's business.

Motient's FCC licenses are granted for a term of 10 years, subject to renewal. For Motient's non-market-based licenses (i.e., non-auction licenses) renewal is granted in the ordinary course. In order to obtain renewal of its auction licenses, Motient must demonstrate that it has provided "substantial service" during its license term. What level of service is considered "substantial" will vary depending upon the type of offering by the licensee. Licensees are required, prior to the expiration date of their licenses, to file renewal applications with an exhibit demonstrating compliance with the substantial service criteria. If an entity is deemed not to have provided substantial service with respect to a license for which renewal is sought, the renewal will not be granted and the license will be cancelled.

As a matter of general regulation by the FCC, Motient is subject to, among other things, payment of regulatory fees and restrictions on the level of radio frequency emissions of Motient's systems' mobile terminals and base stations. Any of these regulations may have an adverse impact on the conduct of Motient's business.

Motient's FCC licenses are subject to restrictions in the Communications Act that (1) certain FCC licenses may not be held by a corporation of which more than 20% of its capital stock is directly owned of record or voted by non-U.S. citizens or entities or their representatives and (2) that no such FCC license may be held by a corporation controlled by another corporation, referred to as indirect ownership, if more than 25% of the controlling corporation's capital stock is owned of record or voted by non-U.S. citizens or entities or their representatives, if the FCC finds that the public interest is served by the refusal or revocation of such license. However, with the implementation of the Basic Telecommunications Agreement, negotiated under the auspices of the World Trade Organization and to which the United States is a party, the FCC will presume that indirect ownership interests in our FCC licenses in excess of 25% by non-U.S. citizens or entities will be permissible to the extent that the ownership interests are from World Trade Organization-member countries. If the 25% foreign ownership limit is exceeded, the FCC could potentially take a range of actions, which could harm Motient's business.

Motient's terrestrial network consists of base stations licensed in the 800 MHz business radio and specialized mobile radio services. The terrestrial network is interconnected with the public switched telephone network.

The FCC's licensing regime in effect when the majority of authorizations used in the terrestrial network were issued provided for individual, site-specific licenses. The FCC has since modified the licensing process applicable to specialized mobile radio licenses in the band. Specialized mobile radio licenses are now issued by auction in wide-area, multi-channel blocks. The geographic area and number of channels within a block vary depending on whether the frequencies are in the so-called "Upper 200" specialized mobile radio channels, the "General Category," or the "Lower 80." In addition, wide-area auction winners in the Upper 200 have the right to relocate incumbent licensees to other "comparable" spectrum. Auction winners in the General Category and Lower 80 do not have these same relocation rights and must afford protection to incumbent stations. Incumbent stations may not, however, expand their service areas.

Wide-area auction winners have substantial flexibility to install any number of base stations including, in the case of the General Category and Lower 80 channels, base stations that operate on the same channels as incumbent licensees. Motient was an incumbent in the Upper 200 and remains an incumbent on certain General Category channels. Motient is also a General Category and Lower 80 auction winner. Although the FCC requires General Category and Lower 80 geographic licensees to protect incumbents from interference, there is some concern that such interference may occur and that practical application of the interference-protection rules may be uncertain.

Motient believes that it has licenses for a sufficient number of channels to meet its current capacity needs on the terrestrial network. Motient recently received authorizations for 33 wide-area licenses won in the General Category auction. Motient was also the high bidder on two Lower 80 licenses. To the extent that additional capacity is required, Motient may participate in other upcoming auctions or acquire channels from other licensees. As part of its new licensing regime, the FCC permits wide-area geographic licensees, with prior FCC approval, to assign a portion of their spectrum or a portion of their geographic service area, or a combination of the two, to another entity. While this authority may increase Motient's flexibility to acquire additional base stations, the practical utility of these options is uncertain at this time.

Motient operates the terrestrial network under a number of waivers involving the FCC's technical rules, including rules on station identification, for-profit use of excess capacity, system loading, and multiple station ownership. Several of these waivers were first obtained individually by IBM and Motorola, which operated separate wireless data systems until forming the ARDIS joint venture in 1990. The FCC incorporated a number of these waivers into its regulations when it implemented Congress's statutory provision creating the commercial mobile radio service classification, and Motient no longer requires those waivers. As of March 3, 1999, Motient completed its planned construction of base stations for which extended implementation was granted by the FCC in 1996.

In November 2001, Nextel proposed, in a "white paper" to the FCC, that certain of its wireless spectrum in the 700 MHz band, lower 800 MHz band, and 900 MHz band be exchanged for spectrum in the upper 800 MHz band and in the 2.1 GHz band. Nextel stated that it was making this proposal to address existing inadvertent interference problems for public safety communications systems caused by the existing spectrum allocation. Nextel's proposal addresses this problem by creating blocks of contiguous spectrum to be shared by public safety agencies. The Nextel proposal, as submitted to the FCC, would require either (i) that Motient continue to operate using its existing lower 800 MHz band spectrum on a secondary, non-interfering basis with the public safety agencies who would be relocated in the same spectrum, or (ii) that Motient relocate, at its own expense, to other spectrum in the 700 MHz or 900 MHz bands. Motient believes it is highly unlikely that it could continue to operate in the lower 800 MHz bands on a secondary, non-interfering basis. If Motient is required to relocate to spectrum in the 700 MHz or 900 MHz bands, it would incur substantial operational and financial costs, including costs relating to: manufacturing replacement infrastructure and user hardware to operate on Motient's network in the 700 MHz or 900 MHz bands, disruptions to existing customers as a result of the relocation to other spectrum bands, possible diminished data speed, and coverage gaps. There are also potential problems with the 700 MHz and 900 MHz bands that might make it difficult, if not impossible, for Motient to duplicate its existing operations in the 800 MHz band.

On March 14, 2002, the FCC adopted a notice of proposed rulemaking exploring options and alternatives for improving the spectrum environment for public safety operations in the 800 MHz band. Motient does not believe its operations will be impacted until the Commission adopts final rules in that proceeding and it cannot predict what actions the FCC will take.

The effectiveness of Motient's plan of reorganization is subject to approval by the FCC of the change of control of Motient that will occur as a result of the plan. Motient submitted its change of control application to the FCC on March 7, 2002. The change of control application is subject to a 30-day period for the filing of public comments. The Public Notice of the change of control application was released on March 13, 2002.

ITEM 2.  PROPERTIES.

Motient sub-leases from Mobile Satellite Ventures approximately 47,000 square feet at its headquarters in Reston, Virginia for office space. The prime lease has a term, which runs through August 3, 2003, which may be extended at MSV's election for an additional five years. Motient also leases approximately 86,000 square feet for office space and an operations center in Lincolnshire, Illinois, the lease for which expires December 31, 2005 (which may be extended at Motient's election for an additional five years). Motient also leases site space for nearly 2,200 base stations and antennae across the country for the terrestrial network under one-to five-year lease contracts with renewal provisions.

ITEM 3.  LEGAL PROCEEDINGS.

Motient filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code on January 10, 2002. For further details regarding this proceeding, please see "Item 1 - Motient's Chapter 11 Filing," which is incorporated herein by reference.

Motient is aware of two purported class action lawsuits filed by holders of Rare Medium common stock challenging the previously proposed merger of Motient and Rare Medium Group, Inc. that was terminated: In re Rare Medium Group, Inc. Shareholders Litigation, C.A. No. 18879 NC (cases filed in Delaware Chancery Court between May 15, 2001 and June 7, 2001, and consolidated by the Court on June 22, 2001) , and Brickell Partners v. Rare Medium Group, Inc., et al., N.Y.S. Index No. 01602694 (filed in the New York Supreme Court on May 30, 2001). Both complaints name Rare Medium, members of Rare Medium's board of directors, the holders of Rare Medium preferred stock and certain of their affiliated entities, and Motient as defendants. The complaints allege that the defendants breached duties allegedly owed to the holders of Rare Medium common stock in connection with the merger agreement, and include allegations that: (1) the holders of Rare Medium preferred stock engaged in self-dealing in the proposed merger; (2) the Rare Medium board of directors allegedly breached its fiduciary duties by agreeing to distribute the merger consideration differently among Rare Medium's common and preferred shares; and (3) Motient allegedly aided and abetted the supposed breaches of fiduciary duties. The complaints sought to enjoin the proposed merger, and also sought compensatory damages in an unspecified amount.

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

Rare Medium and the holders of Rare Medium preferred stock have also filed a motion to dismiss or stay the New York lawsuit. Motient was never served with process in the New York lawsuit, and thus filed no motion to dismiss. However, Motient has been informed by Rare Medium that an unopposed motion by Rare Medium to dismiss the New York lawsuit as moot was granted on February 21, 2002, and that Rare Medium will present to the court a final judgment to conclude this litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's Stockholders during the fourth quarter of fiscal 2001.

                                     PART II

ITEMS 5, 6, 7, 7A AND 8.

The information called for by Items 5 through 8 of Part II is presented in a separate section of this Annual Report on Form 10-K commencing on the page numbers specified below and such information is incorporated herein by reference:

FORM 10-K ITEM                                                                 PAGE

Item 5   -  Market for the Registrant's Common Equity and Related Matters      F-83

Item 6   -  Selected Financial Data                                            F-84

Item 7   -  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                          F-2

Item 7A  -  Quantitative and Qualitative Disclosures About Market Risk         F-30

Item 8   -  Financial Statements and Supplementary Data                        F-31

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEMS 10, 11, 12 AND 13.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF MOTIENT

The following table sets forth certain information about the directors and executive officers of Motient and the named executive officers (as defined below under "Item 11 - Executive Compensation").

----------------------------------------------------------------------------------------------------------------------
             NAME                               TITLE                             AGE                BEGAN SERVICE
----------------------------------------------------------------------------------------------------------------------
David H. Engvall                 Vice President, General Counsel and              37                     1999
                                              Secretary
----------------------------------------------------------------------------------------------------------------------
Dennis W. Matheson                 Senior Vice President and Chief                41                     1993
                                         Technology Officer
----------------------------------------------------------------------------------------------------------------------
Billy J. Parrott                              Director                            66                     1988

----------------------------------------------------------------------------------------------------------------------
Gary M. Parsons                    Chairman of the Board, Director                51                     1996

----------------------------------------------------------------------------------------------------------------------
Walter V. Purnell, Jr.              President and Chief Executive                 56                     1998
                                          Officer, Director
----------------------------------------------------------------------------------------------------------------------
Andrew A. Quartner                            Director                            48                     1988
----------------------------------------------------------------------------------------------------------------------
W. Bartlett Snell                  Senior Vice President and Chief                50                     1999
                                          Financial Officer
----------------------------------------------------------------------------------------------------------------------
Jonelle St. John                              Director                            48                     2000
----------------------------------------------------------------------------------------------------------------------

The following sets forth biographical information about the directors of Motient and the named executive officers.

WALTER V. PURNELL, JR., 56. Mr. Purnell has been a Motient director and the Company's Chief Executive Officer since January 1999 and has been the President of Motient since March 1998. Mr. Purnell also serves as a director of Mobile Satellite Ventures LP. Previously, Mr. Purnell was President and Chief Executive Officer of ARDIS Company since September 1995. Before that, Mr. Purnell served as the chief financial officer of ARDIS since its founding in 1990. Before 1990, Mr. Purnell held a broad range of senior executive positions with IBM over 23 years, with financial responsibility over significant telecommunications and other business divisions, both domestically and internationally.

W. BARTLETT SNELL, 50. Mr. Snell has been Motient's Senior Vice President and Chief Financial

Officer since March 1999. Mr. Snell also serves as a Director of Mobile Satellite Ventures LP. Mr. Snell was formerly the Senior Vice President and Chief Financial Officer at Orbcomm Global, L.P. which he joined in 1996. Prior to joining Orbcomm, Mr. Snell spent 16 years at IBM in a variety of leadership positions in diverse business areas.

DENNIS W. MATHESON, 41. Mr. Matheson has been Motient's Senior Vice President and Chief Technology Officer since March 2000. From 1993 to March 2000, Mr. Matheson held other technical positions with Motient, most recently as Vice President of Engineering and Advanced Technology. Before joining Motient, Mr. Matheson was Senior Manager of Systems Architecture for Bell Northern Research, a subsidiary of Northern Telecom. Prior to that, he held various positions with Northern Telecom and Bell Northern Research within the design and product management organizations, and before that he held various engineering positions with Texas Instruments.

DAVID H. ENGVALL, 37. Mr. Engvall has served as Vice President, General Counsel and Secretary of Motient since May 2001. From April 2000 to May 2001, Mr. Engvall served as Vice President, Executive Counsel and Assistant Secretary of Motient, and from April 1999 to April 2000, Mr. Engvall served as Executive Counsel and Assistant Secretary of Motient. From September 1996 to April 1999, Mr. Engvall served as Assistant Vice President and Corporate Counsel of US Office Products Company, a national office supply company. Previously, Mr. Engvall was associated with the law firms of Sullivan & Cromwell and Hogan & Hartson L.L.P.

GARY M. PARSONS, 51. Mr. Parsons is the Chairman of Motient's board of directors and from 1996 to 1998 was the Chief Executive Officer and President of Motient. Mr. Parsons also serves as the Chairman of the board of directors of XM Radio, and as Chief Executive Officer and Chairman of the Board of Mobile Satellite Ventures LP. Mr. Parsons joined Motient from MCI Communications Corporation where he served in a variety of executive roles from 1990 to 1996, including most recently as Executive Vice President of MCI Communications, and as Chief Executive Officer of MCI's subsidiary MCImetro, Inc. From 1984 to 1990, Mr. Parsons was one of the principals of Telecom*USA, which was acquired by MCI. Mr. Parsons also serves on the board of directors of Sorrento Networks Corporation.

BILLY J. PARROTT, 66. Mr. Parrott has been a Motient director since May 1988. Mr. Parrott is President and Chief Executive Officer of Antifire, Inc., a manufacturer of non-toxic fire retardants. Mr. Parrott is also the founder and co-founder of several telecommunications companies, including Private Networks, Inc., a builder and operator of telecommunications and broadcast properties, and Roanoke Valley Cellular Telephone Company, a cellular communications company. Mr. Parrott is owner of a production company where he functions as a writer, producer, director and marketing consultant to Fortune 500 companies.

ANDREW A. QUARTNER, 48. Mr. Quartner has been a Motient director since May 1988. Mr. Quartner also serves as corporate counsel at XO Communications, Inc. and Vice Chairman of

CellPort Labs, Inc. Prior to 1997, Mr. Quartner was Senior Vice
President, Law, of AT&T Wireless, which he joined in November 1985. Prior to joining AT&T Wireless, Mr. Quartner was associated with the law firm of Debevoise & Plimpton in New York.

JONELLE ST. JOHN, 48. Ms. St. John has been a Motient director since November 2000. Ms. St. John was the Chief Financial Officer of MCI WorldCom International in London from 1997 through 2000 following her positions as the Vice President and Treasurer and Vice President for Corporation Planning and Business Analysis of MCI Communications Corporation from 1990 to 1997. Prior to working with MCI, Ms. St. John was the Vice President and Treasurer and the Vice President and Controller of Telecom*USA, which she joined in 1985. Before 1985, Ms. St. John held various positions at Arthur Andersen LLP.

Information regarding Motient's filing for protection under Chapter 11 of the Bankruptcy Code is provided in Item 1 under "Business--Motient's Chapter 11 Filing" and is incorporated herein by reference.

BOARD COMPENSATION

Each non-employee member of the Board of Directors is entitled to receive an annual retainer of $19,000, and each member of the committees of the Board is entitled to receive additional amounts as follows: Executive Committee, $3,500 per year; Audit Committee, $2,500 per year; Independent Committee, $2,500 per year; Nominating Committee, $2,000 per year; and Compensation and Stock Option Committee, $2,000 per year. Directors have the right to elect to retain or forego these amounts, or to have them donated to a charity of their choice. Ms. St. John and Messrs. Parrott and Quartner elected to have such amounts paid to them directly.

Each non-employee member of the Board of Directors (an "Eligible Director") has been entitled to receive options exercisable for the Company's common stock as provided in the Company's Stock Award Plan. Pursuant to this plan, each Eligible Director (other than directors electing not to receive such options) may receive discretionary grants at an exercise price equal to the fair market value of the common stock on the date of grant. Each option expires on the earlier of (i) ten years from the date of grant or (ii) seven months after a director's termination of service as a director.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under the securities laws of the United States, our directors, executive officers, and any persons holding more than ten percent of our common stock are required to report their ownership of the common stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established by the Securities and Exchange Commission and we are required to report in this Annual Report any failure to file by these dates. Based on our review of these reports filed during and in connection with the year ended December 31, 2001, and on certain written representations, we do not believe that any of our directors, officers or beneficial owners of more than ten percent of our common stock failed to file a form or report a transaction on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION

The following tables set forth (a) the compensation paid or accrued by the Company to the Company's chief executive officer and its four other most highly compensated executive officers receiving over $100,000 per year, all of whom are referred to herein as the "named executive officers" for services rendered during the fiscal years ended December 31, 2001, 2000, and 1999 and (b) certain information relating to options granted to such individuals.

                           SUMMARY COMPENSATION TABLE

                                                                                                                          All Other
                                     Annual Compensation     Long-Term  Compensation                                    Compensation
                        ------------------------------------------------------------------------------------------------------------

                                                                                                       Securities
   Name and                                                   Other Annual        Restricted Stock    Underlying
   Principal Position          Year      Salary    Bonus    Compensation(1)       Awards(2)(3)$      Options/SARS(4)
   ------------------          ----      ------    -----    ----------------  --------------------   ---------------
Gary M. Parsons                2001     $228,568     $100,000      $414             $ 82,875            100,000
 Chairman of the Board         2000     $219,181     $ 88,751      $414                                 200,000
                               1999     $209,200     $168,438      $396                                  50,000

Walter V. Purnell, Jr.         2001     $286,953     $ 83,000      $774             $ 46,508            100,000
 President and Chief           2000     $275,300     $101,725      $774                                 200,000
 Executive Officer             1999     $259,462     $ 86,625      $639                                 100,000          $101,912(5)

David H. Engvall(6)            2001     $183,031     $ 36,234      $143             $  3,413             25,000
 Vice President,
 General Counsel
 and Secretary

Dennis W. Matheson(7)          2001     $182,355     $ 51,940      $158             $ 15,609             40,000
 Senior Vice President         2000     $169,889     $ 34,508      $143                                  50,000
 and Chief Technology          1999     $146,815     $ 37,862      $114                                  50,000
 Officer

W. Bartlett Snell(8)           2001     $256,781     $ 76,666      $270             $ 19,500             60,000
 Senior Vice President,        2000     $241,577     $ 75,460      $270                                 100,000
 Chief Financial Officer       1999     $172,615            -      $306             $188,800             40,000
Secretary


(1) Includes group term life insurance premiums.

(2)In September 2001, the Company completed an option exchange program in which holders of previously-granted options, including the Named Executive Officers, were entitled to exchange such options for a number of shares of restricted stock equal to 75% of the number of shares covered by the exchanged options. The amounts shown in this column for 2001 represent such restricted stock awarded in September 2001. The restricted stock issued in the exchange program vests according to the vesting schedule of the options that were exchanged, except that no restricted stock vests before March 25, 2002. These shares of restricted stock vest as follows:

-------------------------------------------------------------------------------------------------------------
              Name                         TOTAL NUMBER OF SHARES                 VESTING SCHEDULE
-------------------------------------------------------------------------------------------------------------
Gary M. Parsons                                    637,500                462,500 shares vested on March
                                                                          25, 2002.  Of the remaining
                                                                          shares, 25,000 vest on January
                                                                          25, 2003; 12,500 vest January 27,
                                                                          2003; 25,000 vest on January 25,
                                                                          2004; 112,500 vest on January 27,
                                                                          2007.
-------------------------------------------------------------------------------------------------------------
Walter V. Purnell, Jr.                             357,750                182,750 shares vested on March
                                                                          25, 2002.  Of the remaining
                                                                          shares, 25,000 vest on January
                                                                          25, 2003; 12,500 vest on January
                                                                          27, 2003; 25,000 vest on January
                                                                          25, 2004; 112,500 vest on January
                                                                          27, 2007.
-------------------------------------------------------------------------------------------------------------
David H. Engvall                                    26,250                12,500 shares vested on March 25,
                                                                          2002.  Of the remaining shares,
                                                                          1,250 vest on April 5, 2002;
                                                                          3,750 vest on January 25, 2003;
                                                                          2,500 vest on January 27, 2003;
                                                                          1,250 vest on April 5, 2003;
                                                                          3,750 vest on January 25, 2004.
-------------------------------------------------------------------------------------------------------------
Dennis W. Matheson                                 120,073                72,573 shares vested on March 25,
                                                                          2002.  Of the remaining shares,
                                                                          10,000 vest on January 25, 2003;
                                                                          2,500 vest on January 27, 2003;
                                                                          2,500 vest on March 23, 2003;
                                                                          10,000 vest on January 25, 2004;
                                                                          22,500 vest on January 27, 2007.
-------------------------------------------------------------------------------------------------------------
W. Bartlett Snell                                  150,000                57,500 shares vested on March 25,
                                                                          2002.  Of the remaining shares,
                                                                          15,000 vest on January 25, 2003;
                                                                          6,250 vest on January 27, 2003;
                                                                          15,000 vest on January 25, 2004;
                                                                          56,250 shares vest on January 27,
                                                                          2007.
-------------------------------------------------------------------------------------------------------------

As of December 31, 2001, the dollar value of restricted stock held by each of Messrs. Parsons, Purnell, Engvall, Matheson and Snell was $267,750, $150,255 , $11,025, $50,431 and $68,712 respectively, and the total number of shares of restricted stock held by each of Messrs. Parsons, Purnell, Engvall, Matheson and Snell was 637,500, 357,750, 26,250, 120,073, and 163,600, respectively. Under
Motient's plan of reorganization, unvested shares of restricted stock will be cancelled as of the effective date of the plan.

(3) In January 2001, vesting of all previously issued unvested shares of restricted stock was accelerated, and, accordingly, such shares are not included in the end-of-year restricted stock holdings.

(4) The numbers reflect grants of options to purchase shares of common stock under the Stock Award Plan. The Company has not granted stock appreciation rights ("SARs").

(5) Relates to relocation expenses..

(6) Mr. Engvall assumed his position in May 2001.

(7) Mr. Matheson assumed his position in March 2000.

(8) Mr. Snell joined the Company in March 1999.

The following table sets forth each grant of stock options made during fiscal year 2001 to each of the named executive officers.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                                         Potential Realizable
                                                       Individual Grants                                   Value at Assumed
                                 ---------------------------------------------------------------            Annual Rates of
                                                                                                             Stock Price
                                 Number of       % of Total                                                Appreciation for
                                 Securities      Options/SARs                                                Option Term(1)
                                 Underlying      Granted to     Exercise or                              -----------------------
                                 Options/SARs    Employees/     Base Price
     Name                        Granted         Fiscal Year    ($/Share)      Expiration Date              5%           10%
     ----                        -------         -----------    ----------     ---------------           -----------------------

Gary M. Parsons ................ 100,000(2)          7.9008%      $6.03         Jan. 25, 2011             $379,468      $961,416
Walter V. Purnell, Jr. ......... 100,000(2)          7.9008%      $6.03         Jan. 25, 2011             $379,468      $961,416
David H. Engvall  ..............  15,000(2)          1.1851%      $6.03         Jan. 25, 2011             $ 56,920      $144,212
David H. Engvall  ..............  10,000(2)          0.7901%      $1.18         Apr. 30, 2011             $  7,390      $ 18,726
Dennis W. Matheson .............  40,000(2)          3.1603%      $6.03         Jan. 25, 2011             $151,787      $384,566
W. Bartlett Snell ..............  60,000(2)          4.7405%      $6.03         Jan. 25, 2011             $227,680      $576,849

(1) Based on actual option term and annual compounding. Following the grant date of the above options, the market price of Motient's common stock declined significantly, and pursuant to Motient's plan of reorganization, all unexercised options will be cancelled as of the effective date of the plan. Accordingly, there is no assurance that the value ultimately realized by a Named Executive Officer, if any, will be at or near the values indicated.

(2) These options become exercisable in three annual installments, vesting at the rate of 33 1/3 % per year for three years.

The following table sets forth, for each of the named executive officers, the value of unexercised options at fiscal year-end:

    AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END
                             OPTION/SAR VALUES (1)


                                                                               Number of             Value of
                                                                              Securities            Unexercised
                                                                              Underlying               in-the-
                                                                              Unexercised               Money
                                                                              Options at            Options/SARs
                                                                               FY-End (#)          at FY-End($)

                                     Shares
                                   Acquired on                                Exercisable/          Exercisable/
     Name                         Exercise (#)       Value-realized ($)      Unexercisable         Unexercisable
     ----                         ------------       ------------------      -------------         -------------

Gary M. Parsons............              --                    --                  0/0                  0/0
Walter V. Purnell, Jr......              --                    --                  0/0                  0/0
David H. Engvall...........              --                    --                 0/10,000              0/0
Dennis W. Matheson.........              --                    --                  0/0                  0/0
W. Bartlett Snell..........              --                    --                  0/0                  0/0

(1) The Company has not granted SARs.

COMPENSATION OF DIRECTORS

Information about compensation of directors appears in Item 10 of this Annual Report on Form 10-K and is incorporated herein by reference.

COMPENSATION AND STOCK OPTION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the fiscal year ended December 31, 2001, the Compensation and Stock Option Committee of Motient's Board of Directors consisted of Ms. St. John and Messrs. Parrott, Parsons, Purnell, and Quartner. Also, Mr. Jack Shaw, Chief Executive Officer of Hughes Electronics Corporation, served on the Compensation and Stock Option Committee until his resignation from the Board of Directors on July 31, 2001. During 2001, Mr. Parsons and Mr. Purnell were executive officers of Motient. In addition, during 2001, the Company and/or certain of its subsidiaries were party to certain contracts and/or transactions with Hughes or certain affiliates thereof. All of these contracts and transactions were approved by Motient's Board of Directors, and the Company believes that the contracts and transactions were made on terms substantially as favorable to the Company as could have been obtained from unaffiliated third parties. The following is a description of such contracts and transactions.

As described under "Item 1. Business," in November 2001 Motient entered into certain transactions with Hughes and the other two bank guarantors, pursuant to which Motient transferred certain shares of XM Radio common stock owned by it to Hughes and the other bank guarantors, in addition to cash proceeds from the sale of certain shares of XM Radio stock, in exchange for the extinguishment of all remaining obligations to Hughes and the other bank guarantors under the Bank Financing and related guarantors and reimbursement and security agreements. For more information regarding these transactions, see the description of them in "Item 1. Business-Motient's Chapter 11 Filing," which is incorporated herein by reference.

In addition to the foregoing, on April 2, 2001, the exercise price of the warrants issued to Motient's bank guarantors was reduced to $1.31 per share, in consideration of Hughes' and Baron's agreement to consent to the Company's issuance of a $25 million note to Rare Medium Group, Inc., which note was secured by a pledge of 3,000,000 shares of common stock of XM Radio owned by the Company. In connection with this waiver and in consideration of Singapore Telecommunications' agreement to consent to such transaction, the Company also agreed to issue a new warrant to Singapore Telecommunications, exercisable for 300,000 shares of Company common stock, at $1.31 per share.

For more information regarding this waiver and warrant repricing and a description of certain other historical transactions involving Hughes in its role as a bank guarantor, please see the discussion in "Certain Relationships and Related Transaction - Bank Financing Facilities," which is incorporated herein by reference.

ITEM 12. STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table and the accompanying notes set forth certain information, as of February 28, 2002 (or any other date that is indicated) concerning the beneficial ownership of Motient's common stock by (1) each person who is known by Motient to own beneficially more than five percent of Motient's common stock,
(2) each director, (3) each executive officer named in the Summary Compensation Table and (4) all directors and executive officers as a group. Except as otherwise indicated, each person listed in the table has informed Motient that such person has (1) sole voting and investment power with respect to such person's shares of common stock and (2) record and beneficial ownership with respect to such person's shares of common stock.

                                                      NUMBER OF
NAME OF BENEFICIAL OWNER(1)                            SHARES        % OF CLASS
--------------------------------------------------------------------------------
 AT&T Wireless Services, Inc.(2)                      3,001,145           5.1%
 1150 Connecticut Avenue, N.W.
 Washington, DC 20036

 Hughes Electronics Corporation(3)                   11,661,796          18.4%
 200 No. Sepulveda
 El Segundo, CA 90245

 RS Investment Management Co. LLC(4)                  7,955,300          13.6%
 RS Investment Management, L.P.
 338 Market Street, Suite 200
 San Francisco, CA 94111

David H. Engvall(5)(6)                                   41,544             *
Dennis W. Matheson(5)                                   120,074             *
Billy J. Parrott(7)                                      34,100             *
Gary M. Parsons(5)                                      754,057           1.3%
Walter V. Purnell, Jr.(5)(8)                            439,100             *
Andrew A. Quartner(9)                                    37,950             *
W. Bartlett Snell(5)(10)                                185,940             *
Jonelle St. John                                         11,250             *

All Directors and Executive Officers
as a group (8 persons)(5)(6)(10)                      1,162,449            2.3%

(1) Certain holders of common stock, including certain of the beneficial owners of more than 5% of the common stock listed in the table, are parties to a stockholders' agreement dated December 1, 1993. The parties to the stockholders' agreement may be deemed to constitute a group having beneficial ownership of all common stock held by members of such group. See "-- Certain Relationships and Related Transactions--Stockholders' Agreement" for more information about this agreement. Each such 5% Stockholder disclaims beneficial ownership as to shares of common stock held by other 5% Stockholders.

(2) Through its subsidiaries, Transit Communications, Inc. (681,818 shares), Satellite Communications Investments Corporation (1,113,135 shares) and Space Technologies Investments, Inc. (1,206,192). Transit Communications, Inc. is indirectly 80%-owned by LIN Broadcasting Corporation, which is an indirect subsidiary of AT&T Wireless. Satellite Communications Investments Corporation and Space Technologies Investments, Inc. are direct or indirect subsidiaries of AT&T Wireless.

(3) Includes (1) 6,692,108 shares of Motient common stock owned by Hughes Communications Satellite Services, Inc., an indirect wholly owned subsidiary of Hughes Electronics, and (2) 4,969,688 shares of Motient common stock issuable upon exercise of warrants issued to Hughes Electronics in connection with certain bank financings. To the extent not exercised, all outstanding warrants will be cancelled on the effective date of Motient's plan of reorganization.

(4) This information presented is based on a Schedule 13G filed with the Securities and Exchange Commission dated November 5, 2001.

(5) Includes shares owned through the Company's matching 401(k) Plan and/or Employee Stock Purchase Plan. 401(k) Plan shares reflect balances as of December 31, 2001, the most recent date practicable.

(6) Includes 3,334 shares issuable upon the exercise of options granted under the stock award plan which options ( will be vested and exercisable within sixty days after March 31, 2002, subject to compliance with applicable securities laws.

(7) Includes 7,500 shares owned by Private Networks, Inc., a company in which Mr. Parrott owns a one-third equity interest. Mr. Parrott disclaims beneficial ownership as to all such shares of common stock.

(8) Includes 300 shares owned by Mr. Purnell's wife, as to which Mr. Purnell disclaims beneficial ownership.

(9) Includes 1,050 shares owned by trusts for the benefit of each of Mr. Quartner's three children, of which Mr. Quartner is trustee, and 100 shares owned by Mr. Quartner's wife. Mr. Quartner disclaims beneficial ownership as to all such shares of common stock.

(10) Includes shares of restricted stock awarded under the stock award plan, which will become vested and as to which conditions of forfeiture will lapse within sixty days after March 31, 2002.

Motient's plan of reorganization, if approved by the Bankruptcy Court, will result in a change of control of Motient on its effective date. Information regarding the plan of reorganization appears in "Item 1. Business--Motient's Chapter 11 Filing-- Pursuit of restructuring plan under protection of bankruptcy code - conversion of outstanding debt" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MOTOROLA AGREEMENT

In connection with the acquisition of ARDIS from Motorola by Motient on March 31, 1998, and pursuant to the Stock Purchase Agreement dated as of December 31, 1997, as amended March 31, 1998, Motient, Motorola and Motient's principal stockholders Hughes Electronics and AT&T Wireless agreed to registration rights with respect to Motient common stock. Pursuant to the terms of the Participation Rights Agreement entered into on December 31, 1997, Motorola is entitled to demand and piggyback registration rights with respect to the shares of common stock issued to Motorola as part of the ARDIS acquisition. Motorola has registered all of its shares of Motient common stock on a shelf registration statement filed by Motient and declared effective by the SEC on March 31, 1999. In addition, Motorola is no longer a greater than 5% beneficial owner of Motient. Motorola's registration rights will be extinguished under the terms of Motient's plan of reorganization.

STOCKHOLDERS' AGREEMENT

Motient and each holder of shares of its common stock who acquired shares prior to Motient's initial public offering are parties to a stockholders' agreement, amended and restated as of December 1, 1993. The remaining parties to the stockholders' agreement, AT&T Wireless and Hughes Electronics, hold approximately 23.5% of the outstanding common stock on a fully diluted basis. The stockholders' agreement includes provisions relating to certain corporate governance matters, as well as the voting and transferability of shares of Motient common stock held by the parties to such agreement, and provisions intended to ensure compliance with applicable laws and FCC regulations. While the stockholders' agreement technically remains in effect, its practical effect has been reduced, or eliminated, as a result of the changing nature of Motient's stockholder base and the increasing portion of the outstanding shares of Motient common stock held by the public.

BANK FINANCING FACILITIES

As discussed in greater detail under "Item 1. Business - Significant Recent Events," on November 19, 2001, Motient sold 500,000 shares of XM Radio common stock owned by it for aggregate proceeds of $4,750,000, and used such proceeds to reduce the amount of Motient's reimbursement obligation to the bank guarantors by such amount. In this transaction, Hughes Electronics received $3,562,381, and each of Baron Capital and Singapore Telecommunications received $593,730.

Also on November 19, 2001 Motient delivered all of the remaining 9,257,262 shares of XM Radio common stock owned by it to the bank guarantors in full satisfaction of the entire remaining amount of Motient's reimbursement obligations to the bank guarantors. Motient delivered 7,108,184 shares to Hughes Electronics, 964,640 shares to Singapore Telecommunications, and 1,184,438 shares to Baron Capital. Upon delivery of these shares, the bank guarantors released Motient from all of its remaining obligations to the bank guarantors under the Bank Financing and the related guarantees and reimbursement and security agreements.

At the time of the foregoing transactions, in addition to guaranteeing Motient's obligations under its bank financing agreements, each of Hughes Electronics and Baron Capital owned shares of common stock of Motient, and each of the three bank guarantors also owned certain warrants to purchase shares of common stock of Motient. At the time of these transactions, Hughes Electronics owned 6,692,108 shares of common stock and warrants to purchase 4,969,688 shares of common stock, Baron Capital owned 1,286,275 shares and warrants to purchase 828,281 shares of common stock, and Singapore Telecommunications owned warrants to purchase 300,000 shares of common stock.

The following section describes certain historical events and transactions with the lenders and bank guarantors, prior to the extinguishment of the bank facilities and the transactions described in the previous paragraph.

In exchange for the additional risks undertaken by Hughes Electronics, Singapore Telecom and Baron Capital in connection with the bank financing facilities, Motient agreed, pursuant to a Guaranty Issuance Agreement dated March 31, 1998, to compensate Hughes Electronics, Singapore Telecom and Baron Capital, principally in the form of 1 million additional warrants and repricing of 5.5 million warrants previously issued. As originally issued, the warrants had an exercise price of $12.51. Further, in connection with the guarantees, Motient agreed to reimburse Hughes Electronics, Singapore Telecom and Baron Capital in the event that any of them were required to make payment under the guarantees and, in connection with this reimbursement commitment, provided Hughes Electronics, Singapore Telecom and Baron Capital a junior security interest with respect to the assets of Motient, principally its stockholdings in XM Radio, Motient Holdings Inc. and Mobile Satellite Ventures. As a result of these transactions, Hughes Electronics owned warrants to purchase 4,969,688 shares of common stock, and each of Baron Capital and Singapore Telecommunications owned warrants to purchase 828,281 shares of common stock.

Hughes Electronics, Singapore Telecom and Baron Capital also obtained certain demand and piggy-back registration rights with regard to the unregistered shares of Motient's common stock held by them or issuable upon exercise of their warrants. Pursuant to the terms of the Amended and Restated Registration Rights Agreement among Hughes Electronics, Singapore Telecom, Baron Capital and Motient, Motient agreed to (1) extend the expiration date for demand registration rights with respect to Hughes Electronic's, Singapore Telecom's and Baron Capital's existing warrants, (2) provide registration rights for the warrants issued pursuant to the guaranty issue agreement, and (3) provide registration rights for other restricted securities held by Hughes Electronics, Singapore Telecom and Baron Capital. Under the registration rights agreement, Hughes Electronics, Singapore Telecom and Baron Capital are entitled to up to three demand registrations with respect to their shares of Motient's common stock, subject to certain registration priorities and postponement rights of Motient. In addition Hughes Electronics, Singapore Telecom and Baron Capital are entitled to piggyback registration in connection with any registration of securities by Motient, whether or not for its own account, subject to priorities for sale under the registration rights agreements between Motient and some of its other stockholders. These parties' registration right will be extinguished under the terms of Motient's plan of reorganization.

On March 22, 1999, Motient, Hughes Electronics, Singapore Telecom and Baron Capital agreed to amend the registration rights agreement to (1) extend the expiration date for exercise of the demand registration rights granted thereunder to March 31, 2007, (2) clarify that the rights provided in the registration rights agreement are assignable by Hughes Electronics, Singapore Telecom and Baron Capital provided that the prospective assignee agrees to become a party to that agreement, and (3) provide one additional demand registration right that may be exercised only by Hughes Electronics or its assignee.

On March 29, 1999, the bank facility guarantors agreed to eliminate certain covenants contained in the Guaranty Issuance Agreement relating to Motient's Earnings Before Interest, Depreciation, Amortization and Taxes, referred to here as EBITDA, and service revenue. In exchange for this waiver, Motient agreed to amend the exercise price of the warrants from $12.51 per share to $7.50 per share. As a result of the automatic application of certain adjustment provisions following the issuance of 7.0 million shares of common stock in Motient's public offering in August 1999, the exercise price of the warrants was further reduced to $7.36 per share, and the warrants became exercisable for an additional 129,246 shares.

On June 29, 2000, Hughes Electronics and Baron, the only bank facility guarantors who still owned warrants as of such date, agreed with Motient to amend the exercise price of the warrants from $7.36 per share to $6.25 per share, in consideration of Hughes Electronic's and Baron's agreements to waive Motient's obligation to prepay a portion of the bank facility guaranteed by Hughes Electronics and Baron in connection with Motient's receipt of certain funds at the time of Mobile Satellite Ventures' formation.

On April 2, 2001, the exercise price of the warrants was further reduced to $1.31 per share, in consideration of Hughes Electronic's and Baron's agreement to consent to Motient's issuance of a $25 million note to Rare Medium, which note was secured by a pledge of 3,000,000 shares of common stock of XM Radio owned by Motient. In connection with this waiver and in consideration of Singapore Telecom's agreement to consent to such transaction, Motient also agreed to issue a new warrant to Singapore Telecom, exercisable for 300,000 shares of Motient common stock, at $1.31 per share.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(1) 1.  Financial Statements.

The following consolidated financial statements of the Company and its subsidiaries are included in a separate section of this Annual Report on Form 10-K commencing on the page numbers specified below:

INDEX....................................................................................F-1

Management's Discussion and Analysis of Financial Condition
     and Results of Operations...........................................................F-2

Report of Arthur Andersen LLP, Independent Public Accountants ...........................F-31

Report of KPMG LLP, Independent Auditors to XM Satellite Radio Holdings Inc..............F-32

Consolidated Statements of Operations of Motient ........................................F-33

Consolidated Balance Sheets of Motient ..................................................F-34

Consolidated Statements of Stockholders' (Deficit) Equity of Motient ....................F-35

Consolidated Statements of Cash Flows of Motient ........................................F-36

Notes to Consolidated Financial Statements of Motient ...................................F-37

Quarterly Financial Data of Motient  ....................................................F-83

Selected Financial Data of Motient ......................................................F-84

    2.  Financial Statement Schedules.

Financial Statement Schedules not included below have been omitted because they are not required or not applicable, or because the required information is shown in the financial statements or notes thereto.

    1.  Schedule I - Condensed Financial
        Information of Registrant.........................Page S-1

    2.  Schedule II - Valuation and
        Qualifying Accounts..............................Page S-16

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
               December 1, 1993, between the Company and certain holders of its capital stock (Incorporated by reference to Exhibit 9.1 to the Company's Registration Statement on Form S-1 (Reg. No. 33-70468))

    10.6*   -  Motient Corporation Stock Award Plan (as amended and restated
               effective May 23, 2000) (filed herewith)

    10.6a*  -  Form of Nonstatutory Stock Option Agreement under the Stock
               Award Plan (Incorporated by reference to Exhibit 10.6a to the Company's Annual Report on Form 10-K for the year ended December 31, 1999)

    10.6b*  -  Form of Restricted Stock Agreement, dated September 25, 2001, used for grants of restricted stock in the Company's Option Exchange Program completed on September 25, 2001 (filed herewith)

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

    10.14a  -     Amendment No. 4 to Deed of Lease, dated October 7, 1994,
                  between Motient Services Inc. and Trust Company of the West as Trustee (Incorporated by reference to Exhibit 10.20a to the Company's Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1994 (File No. 0-23044))

    10.14b  -     Sub-lease Agreement, dated as of November 26, 2001 between
                  Motient Services Inc. and Mobile Satellite Ventures LP (filed herewith).

    10.14c  -     Assignment and Assumption of Deed of Lease for Reston
                  Premises, dated November 8, 2001 (filed herewith).

    10.20   -  Stock Purchase Agreement for the Acquisition of Motorola ARDIS
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
               Inc., State Street Bank and Trust Company, as Trustee and State Street Bank and Trust Company, as Collateral Agent dated March 31, 1998 (Incorporated by reference to Registration Statement on Form S-4 filed on May 15, 1998 (File No. 333-52777))

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

    10.30a  -     Amendment No. 1 to the Warrant Certificate, dated as of March
                  27, 1997, by and among the Company and Hughes Electronics
                  Corporation, Singapore Telecommunications Ltd., and Baron
                  Capital Partners, L.P. (Incorporated by reference to Exhibit 4 to the Schedule 13D dated March 31, 1997, filed by Hughes
                  Communications Satellite Services, Inc.)

    10.30b  -     Amendment No. 2 to the Warrant Certificate, dated as of March
                  31, 1998, by and among the Company and Hughes Electronics
                  Corporation, Singapore Telecommunications Ltd., and Baron
                  Capital Partners, L.P. (Incorporated by reference to Exhibit 4 to the Schedule 13D dated March 31, 1998, filed by Hughes
                  Communications Satellite Services, Inc.)

    10.30c  -     Amendment No. 3 to the Warrant Certificates for the Purchase
                  of Shares of Common Stock of the Company, dated as of April 1, 1999, by and among the Company and Hughes Electronics
                  Corporation, Singapore Telecommunications Ltd., and Baron
                  Capital Partners, L.P. (incorporated by reference to
                  Exhibit 10.29b to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-23044))

    10.30d  -     Amendment No. 4 to Warrant Certificates for the purchase of shares of common stock of Motient Corporation dated as of June 29, 2000 issued to each of Hughes Electronics Corporation and Baron Capital Partners, L.P. (Incorporated by reference to
                  Exhibit 10.30d to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 0-23044))

    10.30e  -     Letter Agreement dated April 2, 2001 between the Company and
                  Hughes Electronics Corporation, Baron Capital Partners, L.P., and Singapore Telecommunications Ltd. (incorporated by reference to Exhibit 10.30e to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File
                  No. 0-23044)).

    10.31   -  Registration Rights Agreement dated as of June 28, 1996, among
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

    10.32a  -     Amendment No. 1 to Warrant Certificates for the Purchase of
                  Shares of Common Stock of the Company, dated as of April 1, 1999 by and among Hughes Electronics Corporation, Singapore
                  Telecommunications Ltd. and Baron Capital Partners, L.P.
                  (incorporated by reference to Exhibit 10.29b to the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  1998 (File No. 0-23044))

    10.32b  -     Amendment No. 2 to Warrant Certificates for the purchase of common stock of Motient Corporation dated as of June 29, 2000 issued to each of Hughes Electronics Corporation and Baron Capital Partners, L.P. (Incorporated by reference to
                  Exhibit 10.32b to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 0-23044)).

    10.32c  -     Letter Agreement, dated April 2, 2001, between the Company and
                  Hughes Electronics Corporation, Baron Capital Partners, L.P., and Singapore Telecommunications Ltd. (incorporated by reference to Exhibit 10.32c to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File
                  No. 0-23044)).

    10.33   -  Amended and Restated Registration Rights Agreement, dated as of
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

    10.34k  -     Term Loan Master Agreement, dated as of November 19, 2001, by and among the Company, Hughes Electronics Corporation, Baron
                  Capital Partners, L.P., and Singapore Telecommunications Ltd.
                  (incorporated by reference to Exhibit 10.34k to the Company's
                  Current Report on Form 8-K dated November 19, 2001 (File
                  No. 0-23044))

    10.35   -  Revolving Credit Agreement dated as of March 31, 1998 among
               Motient Holdings Inc., the Company, Morgan Guaranty Trust Company of New York and Toronto Dominion (Texas), Inc. and other banks party thereto (Incorporated by reference to Exhibit 10.61 to the Company's Current Report on Form 10-Q dated March 31, 1998 (File No. 0-23044))

    10.35j  -     Revolving Loan Master Agreement, dated as of November 19,
                  2001, by and among the Company, Hughes Electronics
                  Corporation, Baron Capital Partners, L.P., and Singapore
                  Telecommunications Ltd. (incorporated by reference to Exhibit 10.35j to the Company's Current Report on Form 8-K dated November 19, 2001 (File No. 0-23044))

    10.36*  -  1999 Stock Option Plan for Non-Employee Directors (Incorporated
               by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 (File No. 333-88807)

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

    10.42a  -     Amendment No. 1, dated as of November 29, 2000, to Asset Sale
                  Agreement, dated as of June 29, 2000, between Motient
                  Satellite Ventures LLC and Motient Services Inc. (incorporated by reference to Exhibit 10.42a to the Company's annual report on Form 10-K for the year ended December 31, 2000 (File
                  No. 0-23044)).

    10.42b  -     Amended and Restated Asset Sale Agreement, dated as of
                  January 8, 2001, between Mobile Satellite Ventures LLC and
                  Motient Services Inc. (incorporated by reference to
                  Exhibit 10.42b to the Company's annual report on Form 10-K for the year ended December 31, 2000 (File No. 0-23044)).

    10.42c  -     Amendment, dated as of October 12, 2001, to the Amended and
                  Restated Asset Sale Agreement, dated as of January 8, 2001, by and between Motient Services Inc. and Mobile Satellite
                  Ventures LLC (incorporated by reference to Exhibit 10.42c to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2001 (File No. 0-23044)).

    10.43   -  Research and Development, Marketing and Service Agreement,
               dated as of June 29, 2000, by and between Motient Satellite Ventures LLC and Motient Services Inc. (Incorporated by reference to Exhibit 10.43 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 0-23044)).

    10.43a  -     Amendment, dated as of January 8, 2001, to Research and
                  Development, Marketing and Service Agreement (Incorporated by reference to Exhibit 10.43a to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No.
                  0-23044)).

    10.44   -  First Amended and Restated Limited Liability Company Agreement
               of Motient Satellite Ventures LLC dated as of June 29, 2000 (Incorporated by reference to Exhibit 10.44 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 0-23044)).

    10.44a  -     Amendment, dated December 19, 2000, to First Amended and
                  Restated Limited Liability Company Agreement of Mobile
                  Satellite Ventures LLC (Incorporated by reference to
                  Exhibit 10.44a to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-23044)).

    10.45   -  Registration Rights Agreement, dated as of June 29, 2000, by and among the Company and certain holders of securities convertible into or exchangeable for Common Stock (Incorporated by reference to Exhibit 10.45 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 0-23044)).

    10.45a  -     Amendment, dated as of January 8, 2001, to Registration Rights
                  Agreement dated as of June 29, 2000 (incorporated by reference to Exhibit 10.45 to the Company's annual report on Form 10-K for the year ended December 31, 2000 (File No. 0-23044)).

    10.46   -  Asset Sale Agreement, dated November 29, 2000, by and among the
               Company, Motient Services Inc. and Aether Systems, Inc. (Incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-23044)).

    10.47   -  Escrow Agreement, dated as of November 29, 2000, by and among
               Motient Services Inc., Aether Systems, Inc. and Sun Trust Bank (Incorporated by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-23044)).

    10.48   -  January 2001 Investment Agreement, dated as of January 8, 2001, by and among the Company, Mobile Satellite Ventures LLC, TMI Communications and Company, Limited Partnership, and the other investors named therein (Incorporated by reference to Exhibit
               10.48 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-23044)).

    10.49   -  Restoral Capacity Letter Agreement, dated January 8, 2001, between Motient Services Inc. and TMI Communications and Company, Limited Partnership (Incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-23044)).

    10.50   -  Document Standstill and Termination Agreement, dated as of
               January 8, 2001, by and among the Company, Mobile Satellite Ventures LLC, Motient Services Inc., and certain investors named therein (incorporated by reference to Exhibit 10.50 to the Company's annual report on Form 10-K for the year ended December 31, 2000 (File No. 0-23044)).

    10.50a  -     Amended and Restated Document Standstill and Termination
                  Agreement, dated as of October 12, 2001 (Incorporated by reference to Exhibit 10.50a to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File
                  No. 0-23044))

    10.51   -  Agreement and Plan of Merger by and among Motient, MR
               Acquisition Corp., and Rare Medium Group, Inc., dated as of May 14, 2001 (incorporated by reference to Motient's current report on Form 8-K/A (File No. 0-23044) filed with the SEC on May 15,
               2001)

    10.51a  -     Letter Agreement by and among Motient, MR Acquisition Corp.
                  and Rare Medium Group, Inc., dated as of May 16, 2001
                  (incorporated by reference to Motient's current report on
                  Form 8-K (File No. 0-23044) filed with the SEC on May 18,
                  2001)

    10.51b  -     Letter Agreement between Rare Medium Group, Inc. and Motient
                  Corporation, dated October 1, 2001 (Incorporated by reference to Exhibit 10.51b to the Company's Quarterly Report on
                  Form 10-Q for the quarter ended September 30, 2001 (File
                  No. 0-23044)).

    10.52   -  Amended and Restated Registration Rights Agreement by and among
               Motient, Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., and AIF IV/RRRR L.L.C., dated June 11, 2001 (incorporated by reference to Exhibit 10.1 to Motient's registration statement on Form S-4 (File No. 333-63826)).

    10.53   -  Agreement, dated May 14, 2001, by and among Motient, Rare
               Medium Group, Inc. and Glenn S. Meyers (incorporated by reference to Exhibit 10.113 to Motient's registration statement on Form S-4 (File No. 333-63826))

    10.54   -  Note Purchase Agreement dated as of April 2, 2001 between
               Motient and Rare Medium Group, Inc. (incorporated by reference to
               Exhibit 10.112 to Motient's registration statement on Form S-4 (File No. 333-63826))

    10.54a  -     Letter Agreement, dated October 1, 2001, between Rare Medium
                  Group, Inc. and Motient Corporation (incorporated by reference to Exhibit 10.54a to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2001 (File
                  No. 0-23044))

    10.54b  -     Letter Agreement between Rare Medium Group, Inc. and Motient
                  Corporation, dated October 8, 2001 (incorporated by reference to Exhibit 10.54b to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2001 (File
                  No. 0-23044))

    10.54c  -     Letter Agreement between Rare Medium Group, Inc. and Motient
                  Corporation, dated October 12, 2001 (incorporated by reference to Exhibit 10.54c to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2001 (File
                  No. 0-23044))

    10.55   -  Amended and Restated Investment Agreement, dated October 12,
               2001, by and among Motient Corporation, Mobile Satellite Ventures LLC, TMI Communications and Company, Limited Partnership, and the other investors named therein (incorporated by reference to Exhibit 10.55 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2001 (File No. 0-23044))

    10.56   -  Form of Stockholders' Agreement of Mobile Satellite Ventures GP
               Inc. (incorporated by reference to Exhibit 10.56 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2001 (File No. 0-23044))

    10.56a  -     Stockholders' Agreement, dated as of November 26, 2001, of
                  Mobile Satellite Ventures GP Inc. (incorporated by reference to Exhibit 10.56a of the Company's Current Report on
                  Form 8-K dated November 19, 2001 (File No. 0-23044)).

    10.57   -  Form of Limited Partnership Agreement of Mobile Satellite
               Ventures LP (incorporated by reference to Exhibit 10.57 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2001 (File No. 0-23044))

    10.58   -  Form of Convertible Note of Mobile Satellite Ventures LP, in
               the amount of $50 million issued to MSV Investors LLC (incorporated by reference to Exhibit 10.58 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2001 (File No. 0-23044))

    10.59   -  Form of Promissory Note of Mobile Satellite Ventures LP, in the
               amount of $15 million issued to Motient Services Inc. (incorporated by reference to Exhibit 10.59 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2001 (File No. 0-23044))

    10.60   -  Form of Letter of Intent signed by Motient and the holders of a majority in principal amount of the 12.25% senior notes due 2008 issued by Motient Holdings Inc. (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated January 10, 2002 (File No. 0-23044))

    10.61   -  Disclosure Statement with respect to Motient's Amended Joint
               Plan of Reorganization dated February 27, 2002 (filed herewith)

    10.62   -  Motient's Amended Joint Plan of Reorganization dated February
               27, 2002 (filed herewith)

    21.1    -  Subsidiaries of the Company (filed herewith)

    23.1    -  Consent of Arthur Andersen LLP (filed herewith)

    23.2    -  Consent of KPMG LLP (filed herewith)

    99.1    -  Letter to the Commission regarding Arthur Andersen LLP (filed herewith)

----------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of this report.

(2)     Reports on Form 8-K:

On November 19, 2001, the Company filed a Current Report on Form 8-K, describing in response to Item 5-Other Events, the transfer of its remaining shares of XM Satellite Radio Holdings Inc. to Hughes Electronics, Singapore
Telecommunications Limited and Baron Capital Partners.

On November 28, 2001, the Company filed a Current Report on Form 8-K, describing in response to Item 2-Acquisition or Disposition of Assets, that it disposed of all of its remaining 9,757,262 shares of common stock of XM Satellite Radio Holdings Inc., in satisfaction of certain outstanding debt obligations that Motient consummated the previously-announced sale of its satellite communications business assets to Mobile Satellite Ventures LP.

On December 4, 2001, the Company filed an amendment, on form 8-K/A, to its Current Report on Form 8-K, filed November 28, 2001, describing in response to
Item 7-Financial Statement and Exhibits, providing the pro forma financials.

On January 10, 2002, the Company filed a Current Report on Form 8-K, describing in response to Item 3-Bankruptcy or Receivership, that it filed a plan of reorganization under Chapter 11 of the Federal Bankruptcy Code.

On March 4, 2002, the Company filed a Current Report on Form 8-K, reporting on the bankruptcy court's approval of the Company's Disclosure Statement with respect to its Amended Joint Plan of Reorganization under Chapter 11.

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

Date: March 28, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Walter V. Purnell, Jr.           President and Chief Executive Officer
-------------------------           (principal executive officer)               March 28, 2002
Walter V. Purnell, Jr.


/s/W. Bartlett Snell                Senior Vice President and
-------------------------           Chief Financial Officer (principal
W. Bartlett Snell                   financial and accounting officer)           March 28, 2002


/s/Gary M. Parsons                  Chairman of the Board                       March 28, 2002
-------------------------
Gary M. Parsons


/s/Billy J. Parrott                 Director                                    March 28, 2002
-------------------------
Billy J. Parrott


/s/Andrew A. Quartner               Director                                    March 28, 2002
-------------------------
Andrew A. Quartner


/s/Jonelle St. John                 Director                                    March 28, 2002
-------------------------
Jonelle St. John

Management's Discussion and Analysis of Financial Condition
     and Results of Operations..................................................F-2

Report of Arthur Andersen LLP, Independent Public Accountants...................F-31

Report of KPMG LLP, Independent Auditors to XM Satellite Radio Holdings Inc.....F-32

Consolidated Statements of Operations of Motient................................F-33

Consolidated Balance Sheets of Motient..........................................F-34

Consolidated Statements of Stockholders' (Deficit) Equity of Motient ...........F-35

Consolidated Statements of Cash Flows of Motient................................F-36

Notes to Consolidated Financial Statements of Motient...........................F-37

Quarterly Financial Data of Motient.............................................F-83

Selected Financial Data of Motient..............................................F-84

Management's Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K contains and incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements regarding our expected financial position and operating results, our business strategy, our pending plan of reorganization, and our financing plans are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," "project," or "intend." These forward-looking statements reflect our plans, expectations and beliefs and, accordingly, are subject to certain risks and uncertainties. We cannot guarantee that any of such forward-looking statements will be realized.

Statements regarding factors that may cause actual results to differ materially from those contemplated by such forward-looking statements ("Cautionary Statements") include, among others, those under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview," and elsewhere in this annual report, including in conjunction with the forward-looking statements included in this annual report. All of our subsequent written and oral forward-looking statements (or statements that may be attributed to us) are expressly qualified by the Cautionary Statements. You should carefully review the risk factors described in our other filings with the Securities and Exchange Commission (the "SEC") from time to time, including our report on Form 8-K dated March 4, 2002 (File No. 0-23044), and our quarterly reports on Form 10-Q to be filed after this annual report, as well as our other reports and filings with the SEC.

Our forward-looking statements are based on information available to us today, and we will not update these statements. Our actual results may differ significantly from the results discussed.

References in this Annual Report to "Motient" and "we" or similar or related terms refer to Motient Corporations and its wholly owned subsidiaries collectively, unless the context requires otherwise.


MOTIENT'S CHAPTER 11 FILING

On January 10, 2002, Motient filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code. On January 14, 2002, Motient voluntarily delisted its common stock from Nasdaq's National Market. For a more detailed description of Motient's Chapter 11 filing and its pending plan of reorganization, please see "Item 1. Business - Motient's Chapter 11 Filing," and " -- Liquidity and Capital Resources" below.


GENERAL - THE CURRENT AND FORMER COMPONENTS OF MOTIENT'S BUSINESS

This section provides information regarding the various current and prior components of Motient's business which we believe is relevant to an assessment and understanding of the financial condition and consolidated results of operations of Motient Corporation. Our significant acquisitions in recent years, the sale of the satellite assets to Mobile Satellite Ventures LP, or MSV, in 2001, the sale of the retail transportation assets to Aether Systems in 2000, and the impact of consolidating the results of XM Satellite Radio Inc., or XM Radio, for 2000, make period to period comparison of our financial results less meaningful, and therefore, you should not rely on them as an indication of future operating performance. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Motient presently has four wholly-owned subsidiaries and an interest in MSV. Motient Communications Inc. owns the assets comprising Motient's core wireless business. The other three subsidiaries hold no material operating assets other than the stock of other subsidiaries or Motient's interests in MSV. On a consolidated basis, we refer to Motient Corporation and its four wholly owned subsidiaries as "Motient." Our indirect, less-than 50 % interest in MSV is not consolidated with Motient including for financial statement purposes.

Certain factors have placed significant pressures on our financial condition and liquidity position, especially in recent periods. A number of factors were preventing us from accelerating revenue growth at the pace required to enable us to generate cash in excess of our operating expenses. These factors included competition from other wireless data suppliers and other wireless communications providers with greater resources, cash constraints that have limited our ability to generate greater demand, unanticipated technological and development delays, and general economic factors. During 2001, in particular, our efforts were also hindered by the downturn in the economy and poor capital and financing market conditions. These factors led us to file a voluntary petition for reorganization under Chapter 11 of the United States Federal Bankruptcy Code in January 2002. See "Liquidity and Capital Resources". If we successfully complete our reorganization and emerge with a significantly improved balance sheet, we intend to continue to focus on growing our core wireless business.

CORE WIRELESS BUSINESS

We are a nationwide provider of two-way, wireless mobile data services and mobile Internet services. Our customers use our network for a variety of wireless data communications services, including email messaging and other services that enable businesses, mobile workers and consumers to transfer electronic information and messages and access corporate databases and the Internet.

Over the last several years, we have made substantial investments in new products and services, including our eLink(sm) wireless email service, which we believe will capitalize on the rapid expansion of Internet email usage and wireless data, particularly in the business-to-business environment.

Our eLink service is a two-way wireless email device and electronic organizer that uses our terrestrial network. We provide our eLink brand two-way wireless email service to customers accessing email through corporate servers, Internet Service Providers ("ISP"), Mail Service Provider ("MSP") accounts, and paging network suppliers. We also offer a BlackBerry(TM) by Motient solution specifically designed for large corporate accounts operating in a Microsoft Exchange and Lotus Notes environment. BlackBerry(TM) is a popular wireless email solution developed by Research In Motion ("RIM") and is being provided on the Motient network under an agreement with RIM.

XM RADIO

As of December 31, 2000, we had an equity interest of approximately 33.1% (or 21.3% on a fully diluted basis) in XM Satellite Radio Holdings Inc. ("XM Radio"), a public company that launched its satellite radio service toward the end of 2001; and, as of December 31, 2000 we controlled XM Radio through our Board of Director membership and common stock voting rights. As a result, all of XM Radio's results for the period from July 7,

1999 (the date we acquired 100% voting interest of XM Radio) through December 31, 2000 have been included in our consolidated financial statements. Prior to July 7, 1999, our investment in XM Radio was accounted for pursuant to the equity method of accounting.

In January 2001, pursuant to Federal Communication Commission ("FCC") approval to cease to control XM Radio, the number of directors that we appointed to XM Radio's Board of Directors was reduced to less than 50% of XM Radio's directors, and we converted a portion of our super-voting Class B Common Stock of XM Radio to Class A Common Stock. As a result, we ceased to control XM Radio, and as of January 1, 2001, we accounted for our investment in XM Radio pursuant to the equity method of accounting. During 2001, Motient either sold or exchanged all of its remaining shares of XM Radio and ceased to hold any interest in XM Radio as of November 19, 2001. See "Item 1. Business - Significant Recent Events."

SALE OF RETAIL TRANSPORTATION BUSINESS IN NOVEMBER 2000

In November 2000, Motient sold assets relating to its retail transportation business to Aether Systems, Inc. ("Aether"). The purchase price for these assets was $45 million, plus the then-current book value of the inventory for the business. All of this amount was paid at closing, except for $10 million which was escrowed, and $3.7 million which was payable upon collection of certain accounts receivable sold to Aether. As of March 15, 2002, approximately $2.2 million of the outstanding accounts receivable had been received by Motient. On October 11, 2001, the $10 million escrow was paid to us, and, at the same time, we agreed to modify certain of the pricing related terms of our network capacity agreements with Aether. A gain of $8.3 million, representing the difference between the net proceeds of the escrow received and the amount deferred pursuant to the modification of the network capacity agreements, was recorded in 2001.

Following the asset sale, Motient has been selling network capacity to Aether as a distributor, on a wholesale basis.

MOBILE SATELLITE VENTURES LP

On June 29, 2000, we formed a joint venture subsidiary, MSV, in which we owned 80% of the membership interests. The remaining 20% interests in MSV were owned by three investors unrelated to Motient; however, the minority investors had certain participating rights which provided for their participation in certain business decisions that were made in the normal course of business; therefore, in accordance with Emerging Issues Task Force Issue No 96-16, our investment in MSV has been recorded for all periods presented pursuant to the equity method of accounting.

Through November 26, 2001, MSV used our satellite network to conduct research and development activities. On November 26, 2001, we sold the assets comprising our satellite communications business to MSV, as part of a transaction in which certain other parties joined MSV, including TMI Communications and Company Limited Partnership ("TMI"), a Canadian satellite services provider. In consideration for our satellite business assets, we received the following: (i) a $24 million cash payment in June 2000, (ii) a $45 million cash payment paid at closing, of which $4 million was held by MSV related to our sublease of real estate from MSV, and (iii) a 5-year $15 million note. In this transaction, TMI also contributed its satellite communications business assets to MSV. In addition, we purchased a $2.5 million convertible note issued by MSV, and certain other investors, including a subsidiary of Rare Medium Group, Inc. , purchased a total of $52.5 million of convertible notes.

As of December 31, 2001, we had an equity interest, on an undiluted basis, of approximately 48% in MSV. Assuming that all of MSV's convertible notes issued in such transaction are converted into limited partnership units of MSV, Motient would have a 33.3% equity interest in MSV.

MSV has also filed a separate application with the FCC with respect to MSV's plans for a new generation satellite system utilizing ancillary terrestrial base stations. Within 90 days of the receipt of approval and final order from the FCC, and provided that such approval occurs by March 31, 2003, certain of the investors in MSV, excluding Motient, will invest an additional $50 million in MSV and receive additional equity interests. Upon consummation of such additional investment, an $11.5 million note issued by MSV to TMI and the $15 million note to Motient will be repaid in full, and Motient's ownership interest in MSV will be reduced to approximately 25.5%.

MERGER AGREEMENT WITH RARE MEDIUM

On May 14, 2001, we signed a definitive merger agreement with Rare Medium pursuant to which we would have acquired Rare Medium. On October 1, 2001, we and Rare Medium announced the mutual agreement to terminate the pending merger.

OVERVIEW OF LIQUIDITY AND RISK FACTORS

LIQUIDITY AND FINANCING SOURCES

We have incurred significant operating losses and negative cash flows in each year since we started operations, due primarily to the costs of developing and building the networks and the cost of developing, selling and providing our products and services. Prior to filing for protection under Chapter 11, we were highly leveraged. These factors and others have placed significant pressures on our financial condition and liquidity position. As a result, we filed for Chapter 11 protection, as described more fully below, in an effort to restructure our debt. If our restructuring plan is approved, our total debt will be substantially reduced; however, even if we are successful in our restructuring efforts, we expect to continue to incur operating losses and negative cash flows for at least several more quarters, and do not expect to achieve EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) break even until the latter half of 2002 at the earliest. We expect to continue to make significant capital outlays to fund remaining interest expense, new product rollouts, capital expenditures, and working capital before we begin to generate cash in excess of our operating expenses. We are focusing our efforts on improving our cash flow through growth in our subscriber base, while maintaining, or even reducing, our operating expenses. We believe that a large percentage of our costs are fixed; therefore, we are attempting to increase our revenue without incurring significant cost increases.

As discussed in greater detail below, the November 2001 MSV transaction provided additional funding which, together with other available working capital funding sources, we expect should fund operations through 2002. While we believe there are potential alternatives and additional sources of liquidity to fund our operations if the MSV proceeds are insufficient, in the current environment we expect that it will be difficult for us to access such funding sources. In addition, our financial performance could deteriorate, and there is no assurance that we will be able to meet our financial projections. If our cash requirements are more than we currently expect, we will require additional financing in amounts that may be material.

During 2001, Rare Medium loaned Motient an aggregate of $50 million, and Motient issued notes payable in such amount to Rare Medium. Motient's obligation to repay these notes was secured by its pledge of 5 million shares of Class A common stock of XM Radio then held by Motient. On October 12, 2001, Motient repaid approximately $26.2 million of principal and accrued interest under the Rare Medium Notes by delivering to Rare Medium all of the 5 million shares of Class A common stock of XM Radio pledged there under.

In November 2001, all of our obligations under our term loan and revolving credit facility, including all associated guarantee and reimbursement obligations, were repaid and extinguished. As part of these transactions, we sold or transferred all of our remaining shares of XM Radio. See "Item 1. Business - Motient's Chapter 11 Filing."

For a more detailed discussion of our funding requirements and outlook, see "Liquidity and Capital Resources - Summary of Liquidity and Financing Sources for Core Wireless Business."

EFFECT OF CHAPTER 11 FILING

As a result of our Chapter 11 bankruptcy filing, we have seen a slower adoption rate for our services. In a large customer deployment, the upfront cost of the hardware can be significant. Because the hardware generally is usable only on Motient's network, certain customers have delayed adoption while we are in Chapter 11. In an effort to accelerate adoption of our services, we have, in selected instances in the first quarter of 2002, offered certain incentives for adoption of our services that are outside of our customary contract terms, such as extended payment terms or temporary hardware rental. We do not believe that these changes in terms are material to our cash flow or operations; however, a delay in exiting the Chapter 11 bankruptcy process could have a material negative impact on our ability to generate adequate subscriber growth.

While we continue to maintain our vendor payments on a current basis, certain of our trade creditors have required either deposits for future services or shortened payment terms. While we do not believe that the amounts or changes to payment terms will have a material impact on our cash flow or operations, there can be no assurance that future requirements will not be material. None of our key suppliers have ceased to do business with us as a result of our filing.

The hearing date for the confirmation of our plan of reorganization is scheduled for April 25, 2002. If the plan is confirmed on that date, we would expect the reorganization to be effective by mid-May; however, there are several factors that are outside of our control, such as not receiving the required number of votes necessary to approve the plan or the judge's decision that the plan is not fair, that could adversely affect that schedule. For more details regarding our plan of reorganization and the Chapter 11 process, please see "Item 1 - Business
- Motient's Chapter 11 Filing."

Upon emergence from Chapter 11, we will be required to adopt "fresh start" accounting, which requires that the value of Motient, as determined by the court, be allocated to our assets and liabilities in accordance with Accounting Principles Bulletin Opinion 16, or APB 16 No. 16, BUSINESS COMBINATIONS, for transactions reported on the basis of the purchase method. If any portion of our reorganization value cannot be attributed to specific tangible or intangible assets, we will be required to report as an intangible asset "reorganization value in excess of amounts allocable to identifiable assets."

SUMMARY OF RISK FACTORS

Additionally, our future operating results could be adversely affected by a number of uncertainties and factors, including:

     - our ability to successfully restructure our balance sheet, including the conversion of most, if not all, of our current debt to equity securities,

     - our ability to exit the Chapter 11 bankruptcy process in a timely manner,

     - our ability to attract and retain customers despite our liquidity issues and bankruptcy filing,

     - our ability to secure additional financing necessary to fund anticipated capital expenditures, operating losses and any remaining debt service requirements,

     - our ability to convert customers who have purchased devices from us into active users of our airtime service and thereby generate revenue growth,

     - the timely roll-out of certain key customer initiatives and the launch of new products or the entry into new market segments, which may require us to continue to incur significant operating losses,

     - our ability to fully recover the value of our inventory in a timely manner,

     - our ability to procure new inventory in a timely manner in the quantities, quality, price and at the times required,

     - our ability to gain market acceptance of new products and services, including eLink and BlackBerry(TM) by Motient, and our ability to make a profit thereon,

     - our ability to respond and react to changes in our business and the industry because we have substantial indebtedness,

     - our ability to modify our organization, strategy and product mix to maximize the market opportunities as the market changes,

     -    our ability to manage growth effectively,

     - competition from existing companies that provide services using existing communications technologies and the possibility of competition from companies using new technology in the future,

     - our ability to maintain, on commercially reasonable terms, or at all, certain technologies licensed from third parties,

     - our dependence on technology we license from Motorola, which may become available to our competitors,

     -    the loss of one or more of our key customers,

     - our ability to attract and retain key personnel, especially in light of our recent headcount reductions,

     - our ability to keep up with new technological developments and incorporate them into our existing products and services and our ability to maintain our proprietary information and intellectual property rights,

     - our dependence on third party distribution relationships to provide access to potential customers,

     - our ability to expand our networks on a timely basis and at a commercially reasonable cost, or at all, as additional future demand increases,

     - our limited disaster recovery system which could hinder or prevent us from continuing to provide service to some or all of our customers in the event of a natural disaster or other occurrence that rendered the system unavailable,

     - the risk that Motient could incur substantial costs if certain proposals regarding spectrum reallocation, that are now pending with the FCC, are adopted,

     -    regulation by the FCC, and

     - technical anomalies that may occur within the network, including product development, which could impact, among other things, customer performance, satisfaction and revenue under contractual arrangements with certain customers.

For a more complete description of the above factors, please see the section entitled "Risk Factors" in Motient's Disclosure Statement with respect to its Amended Joint Plan of Reorganization, dated February 28, 2002, which is filed as
Exhibit 10.61 to this Annual Report on Form 10-K and incorporated herein by reference.

YEAR ENDED DECEMBER 31, 2001 AND 2000

REVENUE AND SUBSCRIBER STATISTICS

Service revenue, which includes our data, voice, capacity reseller services as well as royalty income, approximated $71.1 million for the year ended December 31, 2001, which was a $2.4 million reduction as compared to the year ended December 31, 2000. We experienced a 125% growth in subscribers within our wireless Internet sector, but these subscribers produced lower average revenue per unit, or ARPU, than certain other segments, such as the voice and retail transportation sectors. In those segments, we also saw decreases in revenue, primarily as a result of our sale of satellite assets to MSV in November 2001, and our sale of the majority of the retail transportation assets to Aether in November 2000.

The tables below summarize our revenue and subscriber base for 2001 and 2000. An explanation of certain changes in revenue and subscribers is set forth below under the caption "Summary of Year over Year Revenue."

                                           YEAR ENDED DECEMBER 31,
     Summary of Revenue                   2001                2000            CHANGE          % CHANGE
                                          ----                ----            ------          --------
                                                          (IN MILLIONS)
     Wireless Internet               $   11,378           $    2,793         $  8,585           307%
     Field services                      19,380               25,064           (5,684)          (23)
     Transportation                      15,890               21,595           (5,705)          (26)
     Telemetry                            2,621                4,483           (1,862)          (42)
     Maritime and other                  21,803               19,544            2,259            12
     Equipment                           22,221               26,372           (4,151)          (16)
                                    -----------        -------------       -----------
         Total                       $   93,293           $   99,851         $ (6,558)           (7)%
                                    ===========        =============       ===========    -----------

The make up of our subscriber base was as follows:

                                          AS OF DECEMBER 31,
                                        2001             2000            CHANGE          % CHANGE
                                        ----             ----            ------          --------
     Wireless internet                 102,258            45,402         56,856              125%
     Field services                     36,752            45,465         (8,713)            (19)
     Transportation                     88,128            73,044         15,084              21

     Telemetry                          22,616            16,052          6,564              41
     Maritime and other                    890            25,912        (25,022)            (97)
                                       -------        ----------     -----------         ========
       Total                           250,644           205,875         44,769              22%
                                       =======        ==========     ===========         ========

Excluding the transfer of approximately 37,000 subscribers in the Maritime and other category to MSV as a result of the sale of the satellite business to MSV in November 2001, we had a 40% increase in subscribers as of December 31, 2001, as compared to December 31, 2000.

As is common in our industry, we report subscriber information and ARPU (Average Revenue Per Unit) per month statistics. Although these figures are operational numbers and not financial numbers recognized under Generally Accepted Accounting Principles, or GAAP, we believe that this information helps to demonstrate important trends in our business.

                                            AVERAGE REVENUE PER
                                                    UNIT
                                             AS OF DECEMBER 31,
                                            ---------------------
                                            2001             2000
                                            ----             ----
          Wireless Internet                  $13              $11
          Field services                      38               40
          Transportation                      16               22
          Telemetry                           11               27
          Maritime                            76               45
          Other                               74               80
                   Average                   $23              $31


Excluding the revenue derived from the satellite business that was sold to MSV in November 2001, our ARPU statistics would have been as follows:


                                            DECEMBER 31, 2001
                                            -----------------
          Wireless Internet                       $13
          Field services                           40
          Transportation                           14
          Telemetry                                11
          Maritime                                 --
          Other                                    73
                   Average                        $18

SUMMARY OF YEAR OVER YEAR REVENUE

- The growth in Wireless Internet revenue reflects the overall growth in the number of units. Our eLink and Blackberry products were introduced in late 1999 and early 2000 and did not begin to achieve a significant growth rate until the middle of 2000 as certain reseller initiatives were launched. Additionally, a number of our resellers have units in inventory that have not yet become revenue-producing units. Since those units are included in our subscriber totals, they serve to drive down our ARPU. As more of these units became revenue producing in the latter part of 2001, our ARPU increased as compared to ARPU for 2000.

- The decrease in revenue and ARPU from field services reflects primarily rate reductions that occurred in connection with the renewal of a significant customer contract in the first quarter of 2001. Additionally, as part of this contract renewal, the customer upgraded to one of our new devices, which greatly reduced their requirement for spare units, for which we had previously received revenue. We also experienced churn of approximately 6,000 registrations to several customers primarily as a result of contract terminations or their corporate downsizings.

- The decrease in revenue from our transportation product was primarily the result of a shift from retail rates for our direct customers to wholesale rates through Aether following the sale of our transportation assets to Aether in November 2000 and the resulting decrease in ARPU. This decrease was partially offset by the increase in the number of units under our United Parcel Service contract.

- The decrease in telemetry revenue reflects the change from a take or pay agreement to a usage based agreement with one customer.

- The growth in maritime and other revenue was primarily the result of (i) $3.0 million more of revenue earned in 2001 as compared to 2000, from our contract to provide MSV with satellite capacity as they pursued their research and development program and (ii) a $1.75 million royalty payment from the one-time licensing of our network software. This increase was partially offset by ARPU decreases in the maritime market as a result of more efficient use of their satellite phones by the maritime market, which resulted in reduced minutes of use.

- The decrease in equipment revenue is primarily a result of (i) the loss of $9.1 million of equipment sales associated with the sale of our transportation business and (ii) a $925,000 decrease in voice equipment sales. These reductions in equipment revenue were offset by an increase of approximately $5.9 million in equipment sales for our eLink product lines.

In connection with the sale of the voice and other satellite-related assets to MSV in November 2001, our subscriber count was reduced by approximately 37,000 units, and our quarterly revenue is projected to decrease by approximately $6.4 million; however, cash expenses are expected to be reduced proportionately, and therefore, we believe the impact of the sale of these assets should be approximately cash flow neutral.

EXPENSES

                                                                 YEAR ENDED
                                                                 DECEMBER 31,
SUMMARY OF EXPENSE                                           2001           2000          CHANGE          % CHANGE
                                                             ----           ----          ------          --------
                                                                       (IN MILLIONS)
Cost of Service & Operations                               $72.8        $     75.5     $     (2.7)            (4)%
Cost of Equipment Sales                                     34.6              32.8            1.8              5
Sales & Advertising                                         23.8              35.5          (11.7)           (33)
General & Administration-core wireless                      20.0              21.5           (1.5)            (7)

General & Administration-XM Radio                             --              76.1          (76.1)          (100)
Operational Restructuring Charge                             4.7                --            4.7            100
Depreciation & Amortization-core wireless                   32.4              35.4           (3.0)            (8)
Depreciation & Amortization-XM Radio                          --               3.4           (3.4)          (100)
                                                        --------        ----------     -----------
    Total                                                 $188.3        $    280.2     $    (91.9)           (33)%
                                                        ========        ==========     ===========    ============


The results for the year ended December 31, 2000, included expenses incurred by XM Radio, as we were required to consolidate their results. As noted above, as of January 1, 2001, we ceased consolidating the results of XM Radio.

Cost of service and operations includes costs to support subscribers. The 4% year-over-year decrease is made up of the following factors:

     1. a 2% reduction, or $276,000 decrease, in communication charges associated with reductions in the cost of usage as a result of the sale of the satellite and transportation assets and the renegotiation of our telecommunications contract, offset by cost increases associated with a 10% increase in the number of terrestrial base stations in service as compared to 2000,

     2. a $648,000 increase in base station maintenance costs associated with an approximate 18% increase in the average cost per base station primarily as a result of new rates under our maintenance contract, as well as a 10% increase in the number of base stations,

     3. a $1.5 million increase for site rental costs associated with the 10% increase in base stations year over year and an average 3% increase in the average lease rate, and

     4. approximately $2.5 million in licensing and commission payments to third parties with whom we've partnered to provide certain eLink and Blackberry by Motient services.

The increases were offset by:

     1. a reduction of approximately $3.9 million associated with reduced headcount levels, primarily as a result of our sale of the transportation and satellite assets, as well as our cost control efforts undertaken in 2001,

     2.   a reduction of $1.7 million in research and development spending, and

     3. a $1.5 million decrease in costs associated with the sale of the satellite business to MSV, including a $1.0 million reduction in in-orbit insurance costs for the year.

The increase in cost of equipment sold for the year ended December 31, 2001, as compared to 2000, was a result of $7.5 million inventory valuation charges in 2001 associated with our early-generation eLink inventory, as compared to a $3.6 million inventory charge in 2000. These charges were taken as a result of evaluating our current sales trends, as well as pricing announcements made by certain of our competitors. This was offset by a shift from the higher-cost products associated with our transportation business, as compared to the lower-cost eLink product line.

Sales and advertising expenses as a percentage of total revenue were approximately 25% for 2001, compared to 36% for 2000. The decrease in sales and advertising expenses period over period was primarily attributable to:

     1.   a $4.6 million reduction in spending on advertising and trade shows,

     2. a 26%, or $5.6 million, decrease in headcount costs, primarily as a result of the sale of our transportation and satellite assets,

     3.   $600,000 of costs associated with our name change in 2000 and

     4. $600,000 in savings associated with reductions in various components of costs incurred to acquire customers.

General and administrative expenses for the core wireless business as a percentage of total revenue were approximately 21% for 2001 as compared to 22% for 2000. The decrease in 2001 costs over 2000 costs in our core wireless business general and administrative expenses was primarily attributable to:

     1. approximately $1.2 million of savings associated with having fewer employees throughout 2001, primarily as a result of the April 2001 cost-saving initiatives as well as the sale of the transportation assets in late 2000,

     2. a reduction of approximately $1.3 million associated with a 22% reduction in general and administrative staff,

     3. approximately $428,000 of reductions in regulatory expenditures in 2001 as compared to 2000, and

     4. approximately $300,000 in reduced bad debt expense as a result of the sale of the transportation assets.

These costs savings were offset by a $1.3 million charge associated with the vesting of certain restricted stock grants in 2001.

Operational restructuring costs of $4.7 million represent those costs associated with the restructuring program that we announced and implemented on September 26, 2001. Of these costs, approximately $1.6 million are cash charges that are associated with severance packages for the approximate 16% of our direct work force that was laid off. These cash expenditures did, in some cases, carry into the first quarter of 2002. Approximately $3.0 million of charges were associated with the termination of a product initiative, and represent primarily non-cash charges associated with the write off of prepaid advertising costs.

Depreciation and amortization for the core wireless business was approximately 35% of total revenue for 2001, as compared to 37% for 2000. The $3.0 million decrease in depreciation and amortization expense in 2001 was primarily attributable to the sale of our transportation assets in the fourth quarter of 2000 and their associated depreciation, as well as the sale of our satellite assets to MSV in late November 2001.

Interest income was $1.1 million for the year ended December 31, 2001, as compared to $31.4 million (of which $27.6 million was earned by XM Radio) for the year ended December 31, 2000. Excluding interest earned by XM Radio, the $2.7 million decrease in interest earned by the core wireless business reflects reduced interest earned on our escrow established for the senior notes as a result of a lower escrow balance. The final payment was made out of the escrow in April 2001.

We incurred $61.7 million of interest expense in 2001, compared to $62.5 million during 2000. The $800,000 decrease was a result of:

     1. a decrease in amortization of warrants and prepaid interest and debt offering costs due to the debt discount costs that were written off in 2000 and 2001 when we extinguished debt under the bank facilities and

     2. lower average outstanding debt balances on the bank facilities as a result of repayments made to the bank facilities in the second half of 2000 and throughout 2001.

These decreases were offset by:

     1. increased interest as a result of the $50 million Rare Medium notes issued in 2001 and

     2. $1.5 million of interest charges associated with the amortization of the Rare Medium Notes discount.

Additionally, we recorded a number of other non-recurring charges in 2001 as a result of our various financing transactions (see "Liquidity and Capital Resources"):

     - As noted above, we purchased $50 million of notes from Rare Medium that were secured and exchangeable into up to 5.0 million of our shares of XM Radio stock. The embedded call options included in these notes were deemed to be a derivative, and we recorded a net gain of $1.5 million on the mark-to-market adjustment of these securities.

     - We sold or exchanged all of our shares of XM Radio stock for cash or debt extinguishment. As a result of these various transactions, we recorded a mark-to-market loss of $81.50 million on the shares disposed of, and an extraordinary gain of $10.1 million on the extinguishment of debt exchanged for these shares.

     - As a result of the permanent reductions in our bank facility, we also recorded an extraordinary loss on the extinguishment of debt in the amount of $11.3 million, representing the write off of fees and unamortized warrants associated with the original placement of this debt.

     - We recorded a gain of approximately $35.5 million on the sale of our satellite assets to MSV. Since we had an 80% interest in MSV (on an undiluted basis), we deferred 80% of the gain on this sale, and recognized a net gain of $7.6 million in 2001.

     - We incurred approximately $1.3 million of costs associated with our debt restructuring efforts.

     - We incurred approximately $4.1 million of costs associated with the Rare Medium Merger, which was terminated.

Net capital expenditures for the year ended December 31, 2001 for property and equipment were $13.8 million compared to $22.2 million (excluding XM Radio) for 2000. Expenditures consisted primarily of assets necessary to continue the build out of our terrestrial network.

YEAR ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

REVENUE AND SUBSCRIBER STATISTICS

Service revenue, which for the years ended December 31, 2000 and 1999 was classified into data, voice, and capacity reseller services, approximated $73.5 million for the year ended December 31, 2000, which constituted a $5.8 million, or 9% increase over 1999. The increase in service revenues in 2000 was attributable to a 46% increase in subscribers, partially offset by a reduction in ARPU.

                                                YEAR ENDED DECEMBER 31,
           SUMMARY OF REVENUE                   2000               1999               CHANGE             % CHANGE
                                                ----               ----               ------             --------
                                                                (IN MILLIONS)
     Data Services                                   $ 52.2             $49.7              $2.5              5
     Voice Service                                     12.2              13.2              (1.0)            (8)
     Capacity Resellers and Other                       9.1               4.8               4.3             90
     Equipment Revenue                                 26.4              23.4               3.0             13
                                              -------------      ------------      ------------
         Total                                       $ 99.9             $91.1              $8.8             10
                                              =============      ============      ============          ========

Our data service revenue increased as a result of approximately 61,900 additional subscribers at December 31, 2000, as compared to December 31, 1999, broken down as follows:

                                                               REVENUE
                                        SUBSCRIBERS             GROWTH
                                        -----------            -------
     Wireless Internet                     42,500                $2.6
     Transportation                        17,000                 6.9
     Field Service                           (700)               (7.9)
     Telemetry                              3,100                 0.9
                                        ----------        ------------
        Total                              61,900                $2.5
                                        ==========        ============

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

Service revenue from capacity resellers, who handle both voice and data services, and other sources, increased primarily as a result of approximately $3.6 million in revenue under our research and development agreement with MSV, as well as $250,000 of revenue recognized from the licensing of certain of our technologies.

For the year ended December 31, 2000 we experienced a 28% decrease in ARPU. This was primarily caused by:

     1. late year subscriber additions and delayed sales through the reseller channels for our eLink product that did not add materially to revenues,

     2.   the impact of a one-time voice contract credit, and

     3. a larger percentage of our customers using our data service, versus our voice service, which typically have a higher ARPU.

These factors were offset by an increase in ARPU caused by the revenue from the research and development agreement with MSV for which no subscribers were added. When normalized for the late year loading, one-time adjustment and revenue from the research and development agreement, our ARPU decreased by 19% as compared with ARPU as of December 31, 1999.

The increase in equipment revenue for the year ended December 31, 2000, as compared to 1999 is a result of an increase of approximately $12.6 million in equipment sales for our eLink product lines, offset by a $7.7 million decrease in voice equipment sales and a $2.0 million decrease in the revenue from the multi-mode data product.

The tables below summarizes subscriber base and ARPU for 2000 and 1999.


                                                     SUBSCRIBERS               AVERAGE REVENUE PER UNIT
                                                 AS OF DECEMBER 31,               AS OF DECEMBER 31,
                                           --------------------------            --------------------
                                                2000             1999            2000            1999
                                                ----             ----            ----            ----
          Wireless Internet                    45,402           2,848              $11            n/a
          Field Service                        45,465          46,183               40            n/a
          Transportation                       73,044          56,053               22            n/a
          Telemetry                            16,052          12,948               27            n/a
          Maritime                              6,386           5,648               45            n/a
          Other                                19,526          17,022               80            n/a
                                           ----------       ---------
                      Total                   205,875         140,702              $31            $43
                                           ==========       =========

EXPENSES


                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                        ---------------------------
SUMMARY OF EXPENSE                                           2000           1999          CHANGE         % CHANGE
------------------                                      -----------    ------------    -----------    -----------
                                                                       (IN MILLIONS)
Cost of Service & Operations                                   $75.5          $69.3           $6.2            9
Cost of Equipment Sales                                         32.8           29.5            3.3           11
Sales & Advertising                                             35.5           23.1           12.4           54
General & Administration-core wireless                          21.5           19.4            2.1           11
General & Administration-XM Radio                               76.1           20.9           55.2          264
Depreciation & Amortization-core wireless                       35.4           54.9          (19.5)         (36)
Depreciation & Amortization-XM Radio                             3.4            0.9            2.5          278
Satellite Impairment Charge                                      --            97.4          (97.4)        (100)
                                                        -----------     -----------    ------------   ----------
    Total                                                     $280.2         $315.4         $(35.2)         (11)
                                                        ============    ===========    ============   ==========


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

Cost of service and operations includes costs to support subscribers and to operate the network. The increase in cost of service and operations was primarily attributable to:

     1. a $3.4 million or 22% increase in communication charges associated with increased service usage and an 11% increase in base stations year over year, and increased rates under communication contracts to support the terrestrial network, 2

     2. a $1.7 million or 22% increase in maintenance costs primarily for maintenance of our base stations,

     3. a $3.4 million, or 21% increase, in headcount as we continue the build-out and support of our network,

     4. a $1.6 million or 20% increase for site rental costs associated with the build out of the terrestrial network, and

     5. an increase of $1.1 million for research and development efforts primarily associated with our eLink product.

These costs were offset by a reduction of approximately $3.6 million in Year 2000 costs and a $1.4 million reduction in in-orbit insurance premiums.

The $3.3 million increase in cost of equipment sold for the year ended December 31, 2000, as compared to 1999, was a result of our growth in the sales of our eLink product line, which was introduced in the third quarter of 1999, and a $3.6 million inventory write-down associated with certain of these first generation eLink devices. Additionally, sales of our single-mode, multi-mode and voice products were down 55% from last year.

Sales and advertising expenses as a percentage of total revenue were approximately 36% for 2000, compared to 25% for 1999. The increase in sales and advertising expenses year over year was primarily attributable to:

     1. $800,000 of increased costs of providing demonstration equipment in an effort to seed the market for our new products,

     2. an $8.4 million increase in advertising and trade show activity to heighten our presence in the marketplace and to highlight our new product offerings, including our roll out of our eLink fortified with Yahoo!(TM) product in November 2000 (see below),

     3. $600,000 of costs incurred in connection with our company name change in April 2000, and

     4. a $2.6 million 9% increase in headcount to support the new sales and marketing initiatives.

In July 2000, we signed an agreement with Yahoo! to promote our newly-developed eLink Fortified with Yahoo!(TM) wireless product. In addition to our advertising commitment under this contract, we also issued common stock purchase warrants to Yahoo!. The Yahoo! warrants were valued at approximately $4.8 million. These warrants were amortized to sales and advertising in accordance with the roll out of the advertising plan.

General and administrative expenses for the core wireless business as a percentage of total revenue were approximately 22% for 2000, compared to 21% for 1999. The increase in 2000 costs over 1999 costs in our core wireless business general and administrative expenses was attributable to:

     1. $1.0 million or 9% increase in general and administrative headcount from the prior year,

     2. An $800,000 or an overall 16% increase from 1999 in total headcount causing an increase in employee-related costs,

     3. an increase in bad debt expense primarily associated with two customers, and

     4. a $300,000 increase in regulatory costs, associated principally with our appeal of the FCC's decision to grant applications to competitors to provide mobile satellite services in the United States.

General and administrative expenses for XM Radio increased as XM Radio prepared for the launch of service. Increases in costs are associated with research and development efforts, additional facility charges, and headcount related expenses. Additionally, in 2000, XM Radio incurred non-cash compensation charges of approximately $1.2 million for performance-based stock options as a result of adopting the provisions of Financial Accounting Standards Board, or FASB, Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," or FIN 44.

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

Interest and other income was $31.4 million (of which $27.6 million was earned by XM Radio) for the year ended December 31, 2000, as compared to $8.5 million (of which $2.8 million was earned by XM Radio) for the year ended December 31, 1999. Excluding interest earned by XM Radio, the $1.9 million decrease in interest earned by the core wireless business reflects reduced interest earned on our escrow established for our senior notes as a result of lower escrow balances, which was essentially offset by interest earned in 1999 on our note receivable from XM Radio, as XM Radio was accounted for under the equity method of accounting during the first six months of 1999.

We incurred $62.5 million of interest expense in 2000, all of which related to our core wireless business, as XM Radio capitalized interest associated with constructing their satellite system, compared to $66.0 million during 1999, of which $2.7 million was incurred by XM Radio. The net decrease, excluding XM Radio, of $0.8 million for the year was a result of:

     1. a $4.3 million decrease in amortization of warrants,

     2. prepaid interest and debt offering costs due to the debt discount costs that were written off in 1999 and 2000 when we extinguished $82.8 million of debt on the bank facilities, and

     3. lower debt balances, offset by an approximate 3% increase in interest rates on our bank facility.

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

LIQUIDITY AND CAPITAL RESOURCES

As described above, in January 2002, we filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code. One of the principal goals of the reorganization process is to significantly deleverage

Motient's balance sheet, so that Motient's ongoing interest expense is substantially reduced. If Motient's plan of reorganization is confirmed, Motient expects to have up to approximately $34.0 million of debt (comprised of capital leases, new notes payable to Rare Medium and any other creditors in the same class as Rare Medium, and the outstanding Motorola credit facility). However, even upon emergence from reorganization, Motient's business plan will require substantial additional funds to finance the maintenance and growth of its operations, network and subscriber base and to expand into new markets.

We expect to continue to require significant additional funds before we begin to generate cash in excess of our operating expenses, and do not expect to achieve EBITDA break even until the latter half of 2002, at the earliest. Also, even if we begin to generate cash in excess of our operating expenses, we expect to continue to require significant additional funds to meet remaining interest obligations, capital expenditures, and other non-operating cash expenses. The MSV transaction in November 2001 provided additional funding which, together with other available funding sources, such as net cash from operations and changes in working capital, should fund operations through 2002. While we believe there are potential alternatives and additional sources of liquidity to fund our operations if the MSV proceeds are insufficient, in the current environment we expect that it will be difficult for us to access such funding sources. In addition, our financial performance could deteriorate, and there is no assurance that we will be able to meet our financial projections. If our cash requirements are more than we currently expect, we will require additional financing in amounts that may be material.

During 2001, we executed the following liquidity-related transactions and initiatives:

- In January and February 2001, we sold, in two separate transactions, 2 million shares of our XM Radio Class A Common Stock, at an average price of $16.77 per share, for total proceeds of $33.5 million. Approximately $8.5 million of the proceeds were used to repay and permanently reduce our bank financing.

- In the second and third quarters of 2001, we received a total of $50 million from Rare Medium, and issued Rare Medium notes payable for such amount at 12.5% annual interest. Of the total of $50 million that we received, we used $12.25 million to repay and permanently reduce our bank financing, and $36.75 million was used to fund general operations. These notes were collateralized by 5 million of our XM Radio shares. On October 12, 2001, in accordance with the terms of the notes, we repaid $26.2 million of the Rare Medium notes, representing $23.8 million in principal and $2.4 million of accrued interest, in exchange for 5 million of our XM Radio shares. The $26.9 million of principal and accrued interest remaining outstanding at December 31, 2001 is unsecured.

- In April 2001 we undertook certain capital and expense reductions, principally in the areas of employee hiring, advertising and capital spending. We estimate that these reductions resulted in up to approximately $15 million of budgetary savings in 2001, while not reducing our ability to sell our products or lowering our service levels.

- On September 26, 2001, we announced an operational restructuring that included the termination of approximately 25% of our work force, including consultants. The total cash outlay of this restructuring was approximately $1.7 million over the last quarter of 2001 and the first quarter of 2002 and represents primarily employee severance costs. It is expected that this reduction in force will save us approximately

     $1.8 million per quarter, starting in early 2002.

- On October 11, 2001, we received $10 million that had been held in escrow as part of the Aether transaction.

- On November 6, 2001, the agent for the bank lenders under our term loan facility and revolving credit facility declared all loans under the bank financing immediately due and payable, due to the existence of several events of default under the bank financing. On the same date, the bank lenders sought payment in full from Hughes Electronics Corporation, Singapore Telecommunications, Ltd. and Baron Capital Partners, L.P. as guarantors for the accelerated loan obligations. The guarantors repaid all such loans on November 14, 2001 in the amount of approximately $97.6 million. As a result, we had a reimbursement obligation to the guarantors in the amount of $97.6 million, which included accrued interest and fees.

     On November 19, 2001, we sold 500,000 shares of our XM Radio common stock through a broker for $9.50 per share, for aggregate proceeds of $4.75 million. The net proceeds from this sale were paid to the guarantors, thereby reducing the amount of our reimbursement obligation to the guarantors by such amount. Also on November 19, 2001 we delivered all of our remaining 9,257,262 shares of XM Radio common stock to the guarantors in full satisfaction of the entire remaining amount of our reimbursement obligations to the guarantors. Upon delivery of these shares, the guarantors released us from all of our remaining obligations to the guarantors under the bank financing and the related guarantees and reimbursement and security agreements. We delivered 7,108,184 shares to Hughes Electronics Corporation, 964,640 shares to Singapore Telecommunications, Ltd., and 1,184,438 shares to Baron Capital Partners, L.P.

     As a result of the delivery of the shares of XM Radio common stock described above, the maturity of the Rare Medium Notes was accelerated to November 19, 2001.

- On November 26, 2001, we sold our satellite assets to MSV for net cash proceeds of $42.5 million and a $15 million note receivable from MSV.

- On December 20, 2001, we executed an amendment to our reseller agreement with Research In Motion, or RIM, whereby RIM agreed to prepay for approximately $4.8 million of service, which can be used by RIM at their discretion until December 7, 2004. Additionally, we reached a settlement with RIM whereby we agreed to pay RIM approximately $9.9 million, representing payment in full, plus interest, for all amounts due and payable under the RIM supply and service agreement.

- On December 28, 2001, we negotiated the release of a $10 million escrow held by Motorola, Inc. in accordance with a customer guarantee. Motorola applied a portion of this escrow to accounts payable for maintenance work and past-due payments under our vendor financing agreement. Approximately $4.9 million of the balance of the escrow was released to Motorola and will be used to fund future maintenance costs that we incur under our maintenance contract. It is expected that this balance will be fully utilized by the end of the third quarter of 2002. Additionally, as part of this release, Motorola agreed to suspend all scheduled principal payments under our vendor financing agreement until January 1, 2003, and the maturity date and amortization schedule of all loans outstanding under this agreement was extended by twelve months.

BACKGROUND ON MOTIENT'S CHAPTER 11 FILING

As noted above, in October 2001, Motient and Rare Medium terminated the merger agreement signed in May 2001. One of the principal reasons we pursued the Rare Medium merger was to gain access to cash held by Rare Medium. As a result of the termination of the Rare Medium merger, we did not receive the anticipated cash from that transaction that would have allowed us to fund certain debt and interest payment obligations. Accordingly, on October 1, 2001, we announced that we would not make a $20.5 million semi-annual interest payment due on the senior notes on such date. On November 26, 2001, the trustee declared all amounts owed under the senior notes immediately due and payable.

Following these events, we determined that the continued viability of our business required restructuring our highly leveraged capital structure. In October 2001, we retained Credit Suisse First Boston ("CSFB") as financial advisors to assist us in restructuring our debt. Shortly thereafter, we and CSFB began meeting with our principal creditor constituencies, represented by (a) the bank guarantors, (b) an informal committee representing the holders of the 12.25% senior notes due 2008 issued by Motient Holdings Inc., and (c) Rare Medium.

In January 2002, we and the informal committee reached an agreement in principle with respect to the primary terms of a plan of reorganization of Motient and its principal subsidiaries. We determined that the continued viability of our business required a restructuring of our highly leveraged capital structure. Accordingly, on January 10, 2002, we filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Our Amended Joint Plan of Reorganization was filed with the U.S. Bankruptcy Court for the Eastern District of Virginia on February 28, 2002. The cases are being jointly administered under the case name "In Re Motient Corporation, et. al.," Case No. 02-80125. An amended plan of reorganization was filed on February 28, 2002.

The plan generally provides that holders of the senior notes will exchange their notes for new Motient stock to be issued pursuant to the plan. Shares of common stock held by existing common stockholders will be cancelled, and the existing common stockholders will receive warrants with a nominal strike price to purchase 5 percent of the new common stock (on a fully diluted basis) in the reorganized company. The warrants will have a term of two years and will be exercisable once the holders of the senior notes have recovered 105 percent of the principal amount and accrued interest on the senior notes. Warrants and options to purchase existing common stock that are outstanding as of the effective date of the plan will be cancelled.

While we are pursuing a financial restructuring through the Chapter 11 filing, we are not able to predict when or if we will be able to satisfactorily implement our plan of reorganization. If we are not able to complete our plan of reorganization, or do so on the desired timetable, there can be no assurance that we will be able to continue as a going concern.

The hearing date for the confirmation of our plan of reorganization is scheduled for April 25, 2002. If the plan is confirmed on that date, we would expect the reorganization to be effective by mid-May; however, there are several factors that are outside of our control that could adversely affect that schedule.

Further details regarding the plan are contained in Motient's Disclosure Statement with respect to the plan, which is filed as Exhibit 10.61 to this Annual Report and incorporated herein by reference.

SUMMARY OF LIQUIDITY AND FINANCING

Currently, Motient has the following sources of financing in place:

- MSV issued a $15 million note to Motient as part of the November 26, 2001 asset sale. The payment of such note by MSV is due the sooner of ninety days from the date of the approval and issuance of the final order by the FCC of MSV's pending application, or November 25, 2006. It is currently anticipated that this approval and final order could be received sometime in 2002; however, there can be no assurances that this approval will be received in a timely manner, if at all.

Motient currently has the following financing obligations outstanding:

- A vendor financing commitment from Motorola, a stockholder, to provide up to $15 million of vendor financing to finance up to 75% of the purchase price of additional terrestrial network base stations. Loans under this facility bear interest at a rate equal to LIBOR plus 7.0% and are guaranteed by Motient and each of its wholly-owned subsidiaries. The terms of the facility require that amounts borrowed be secured by the equipment purchased therewith. As of December 31, 2001, $3.3 million was outstanding under this facility at 9.59%. As noted above, all principal payments under this arrangement have been deferred until January 1, 2003. No additional amounts may be drawn under this facility.

- A capital lease for network equipment acquired in July 2000. The lease has a term of three years and an effective interest rate of 14.718%, and as of December 31, 2001, had a balance of $8.3 million. As a result of our default under the senior notes, we are deemed to be in default under the terms of this lease agreement; however, we expect the default to be cured on upon the acceptance of our plan of reorganization. It is expected that the lease terms will remain unchanged as a result of this default, and we have not been notified by the lessor that we are deemed to be in default.

- $335 million of senior notes issued in 1998, at the time Motient acquired Motient Communications. The notes bear interest at 12.25% annually and are due in 2008. Interest payments are due semi-annually, in arrears. As discussed above in greater detail, we failed to make a semi-annual interest payment due October 1, 2001, which failure constitutes an event of default under the senior notes.

- Unsecured note payable to Rare Medium in the amount of $26.9 million of principal and accrued interest thereon. The Rare Medium note is currently in default. Under our plan of reorganization, we expect that the Rare Medium note will be cancelled and replaced by a new note in the principal amount of $19.0 million. The new note will be issued by a new subsidiary of Motient Corporation that will own 100% of Motient Ventures Holding Inc., which owns all of our interests in MSV. The new note will have a term of 3 years and will carry interest at 9%. The new note would allow us to elect to accrue interest and add it to the principal, instead of paying interest in cash The note will require that it be prepaid using 25% of the proceeds of any repayment of the $15 million note from MSV.

If we are successful in restructuring all or a substantial portion of our debt, we anticipate that our funding requirements through 2002 would be met with a combination of cash on hand, net cash flow from operations, and proceeds realized through the sale of inventory relating to eLink and BlackBerry(TM). The foregoing projected cash needs are based on certain assumptions about our business model and projected growth rate, including, specifically, assumed rates of growth in subscriber activations and assumed rates of growth of service revenue. While we believe these assumptions are reasonable, these growth rates are difficult to predict and there is no assurance that the actual results that we experience will meet the assumptions included in our business model and projections. If our results of operations are less favorable than currently anticipated, our cash requirements will be more than projected, and we will require additional financing in amounts that may be material. The type, timing and terms of financing that we select will be dependent upon our cash needs, the availability of financing sources and the prevailing conditions in the financial markets. We cannot guarantee that additional financing sources will be available at any given time or available on favorable terms. In addition, if the proceeds from any such source are insufficient to meet our expenditure requirements as they arise, we will be required to seek additional equity or debt financing, although it is unlikely under current conditions that such additional financing will be available to us on reasonable terms, if at all.

Additionally, we believe that $15.0 million (plus accrued interest), less any amount required to be used to prepay the note payable to Rare Medium, would be available upon the second closing of the MSV transaction and the associated repayment of the note that was issued at the November 2001 closing of the MSV transaction. This second closing is contingent upon the FCC's approval and final order of the MSV's terrestrial re-use application, which may not occur by the time we would need the funds, or may not occur at all.

COMMITMENTS

As of December 31, 2001, we had the following outstanding cash contractual commitments:


                                                                         Less Than 1
(in thousands)                                             Total            year           1-3 years       After 5 years
                                                           -----         -----------       ---------       -------------
Operating leases                                           $41,867          $17,066         $18,450           $1,153
Capital lease obligations, including interest thereon       10,124            4,783           5,341               --
Equipment financing commitment                               3,316               --           3,316               --
Subscriber inventory                                           844              844              --               --
Other operating commitments                                     50               50              --               --
                                                          --------          -------         -------           ------
  Total Contractual Cash Obligations                       $56,201          $22,743         $27,107           $1,153
                                                           =======          =======         =======           ======

We are also obligated under our satellite construction contract, which contained flight performance incentives payable by us to the contractor if the satellite performed according to the contract. As a result of certain previously-disclosed performance considerations, we raised additional contract issues associated with the flight performance incentive payments. As a result of the sale of our satellite assets to MSV, any future liabilities under this contract will be the responsibility of MSV; however, we are responsible for any incentive payments deemed to have been earned prior to the sale of the assets to MSV. We have recorded a liability of approximately $1.5 million associated with this contract. As part of our Chapter 11 bankruptcy plan of reorganization, if approved, any amounts that are deemed to be due by us will be converted into new equity of the restructured company; however, there can be no assurance that this plan will be approved and that these amounts will not become payable in cash.

SUMMARY OF CASH FLOW FOR THE YEAR ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000


                                                                Year Ended
                                                               December 31,
                                                                   2001                  Year Ended December 31, 2000 (1)
                                                                  ------           ------------------------------------------
                                                                  Core               Core
                                                                 Business          Business       Xm Radio       Consolidated
                                                                 --------          --------       --------       ------------
Cash Used In Operating Activities                               ($ 98,848)         ($ 88,935)     ($37,447)       ($  126,382)

Cash Provided by (Used in) Investing                              108,848             46,750      (559,401)          (512,651)

Cash Provided by Financing Activities:
      Equity issuances                                                354             24,025       456,529            480,554
      Debt payments on capital leases, vendor financing           (8,758)             (6,424)           --             (6,424)
      Net proceeds from debt issuances                             30,500             26,250           --              26,250
      High yield financing                                             --                 --       322,889            322,889
      Other                                                       (1,229)                 78        (8,365)            (8,287)
                                                            -------------        -----------     ----------       -----------
Total Provided by Financing Activities                             20,867             43,929       771,053            814,982
                                                            -------------        -----------     ----------       -----------

Total Change in Cash                                            $  30,867          $   1,744      $174,205        $   175,949
                                                            =============        ===========     ==========       ===========

Cash and Cash Equivalents                                       $  33,387          $   2,520       224,903        $   227,423
Working Capital                                                 (362,666)             13,337       261,166            274,503
Restricted Investments included in working capital                     --             20,709        95,277            115,986

(1) As noted above, the year ended December 31, 2000, includes the results of XM Radio. As of January 1, 2001, results of XM Radio were recorded pursuant to the equity method.

Cash used in operating activities by the core business increased year over year by approximately $9.9 million. During 2000, we received $14.6 million of deferred revenue associated with the June 2000 MSV transaction. In 2001, we reduced our operating expenses and working capital requirements; however, we incurred costs associated with the terminated Rare Medium merger and our bankruptcy filing. We expect that cash used in operating activities will be reduced going forward as a result of the cost saving measures that we have put into place and our anticipated revenue growth.

The $62.1 million increase in cash provided by investing activities of the core business was primarily attributable to:

     1. the sale in 2001 of 2.5 million shares of our XM Radio stock for net proceeds of approximately $38.3 million,

     2. the release of the $10 million escrow held by Motorola,

     3. the receipt of the $10 million escrow held by Aether as part of the sale of our transportation assets, and

     4. an $8.4 million reduction in capital spending.

The $23.1 million decrease in cash provided by financing activities in the core business was a result of:

     1. a net change in borrowings under the bank facility of a decrease of $46.8 million,

     2. the reduction in proceeds from the sale of stock under the employee stock purchase plan and the exercise of stock options and warrants in the amount of $5.2 million in 2000, as compared to $402,000 in 2001,

     3. proceeds of $18.6 million received in the June 2000 MSV transaction that were allocated to the investors' option to convert to Motient common stock,

     4. a $1.3 million increase in debt issuance costs from 2000 to 2001, and

     5. $2.3 million more of vendor debt and capital lease repayments in 2001 as compared to 2000.

These decreases in cash provided by financing activities were offset by the $50 million in proceeds from the Rare Medium notes.

Other

All of our wholly owned subsidiaries are subject to financing agreements that limit the amount of cash dividends and loans that can be advanced to Motient Parent. At December 31, 2001, all of the subsidiaries' net assets were restricted under these agreements. These restrictions will have an impact on our ability to pay dividends.

REGULATION

The terrestrial two-way wireless data network used in Motient's wireless business is regulated to varying degrees at the federal, state, and local levels. Various legislative and regulatory proposals under consideration from time to time by Congress and the FCC, have in the past materially affected and may in the future materially affect the telecommunications industry in general, and our wireless business in particular. In addition, many aspects of regulation at the federal, state and local level currently are subject to judicial review or are the subject of administrative or legislative proposals to modify, repeal, or adopt new laws and administrative regulations and policies. Neither the outcome of these proceedings nor their impact on our operations can be predicted at this time.

The ownership and operation of our terrestrial network is subject to the rules and regulations of the FCC, which acts under authority established by the Communications Act of 1934 and related federal laws. Among other things, the FCC allocates portions of the radio frequency spectrum to certain services and grants licenses to and regulates individual entities using that spectrum. We operate pursuant to various licenses granted by the FCC.

We believe that we have licenses for a sufficient number of channels to meet our current capacity needs on the terrestrial network. To the extent that additional capacity is required, we may participate in other upcoming auctions or acquire channels from other licensees. As part of its new licensing regime, the FCC permits wide-area geographic licensees, with prior FCC approval, to assign a portion of their spectrum or a portion of their geographic service area, or a combination of the two, to another entity. While this authority may increase our flexibility to acquire additional base stations, the practical utility of these options is uncertain at this time.

We are subject to the Communications Assistance for Law Enforcement Act, or CALEA. Under CALEA, the Company must ensure that law enforcement agencies can intercept certain communications transmitted over its networks. The deadline for complying with the CALEA requirements and any rules subsequently promulgated was June 30, 2000. We have pending with the FCC a petition for an extension of the deadline with respect to certain of its equipment, facilities, and services and we have been working with law enforcement to arrive at an agreement on a further extension of this deadline and on an extension of the deadline for other of our equipment, facilities, and services. It is possible that we may not be able to comply with all of CALEA's requirements or do so in a timely manner. Where compliance with any requirement is deemed by the FCC to be not "reasonably achievable," we may be exempted from such requirement. Should we not be exempted from complying, of if federal funds are not available to us to assist in the funding of any required changes , the requirement to comply with CALEA could have a material adverse effect on the conduct of our business.

Motient is subject to the requirements of the FCC's universal service fund, which supports the provision of affordable telecommunications to high-cost areas, and the provision of advanced telecommunications services to schools, libraries, and rural health care providers. Currently excluded from a carrier's universal service contribution base are end-user revenues derived from the sale of information and other non-telecommunications services and wholesale revenues derived from the sale of telecommunications. All of the terrestrial network revenue falls within the excluded categories, thereby eliminating Motient's universal service assessments. Current rules also do not require that Motient impute to its contribution base retail revenues derived when it uses its own transmission facilities to provide a service that includes both information service and telecommunications components. There can be no assurances that the FCC will retain the exclusions described herein or its current policy regarding the scope of a carrier's contribution base. Motient may also be required to contribute to state universal service programs. The requirement to make these state universal service payments, the amount of which in some cases may be subject to change and is not yet determined, may have a material adverse impact on the conduct of Motient's business.

In November 2001, Nextel proposed, in a "white paper" to the FCC, that certain of its wireless spectrum in the 700 MHz band, lower 800 MHz band, and 900 MHz band be exchanged for spectrum in the upper 800 MHz band and in the 2.1 GHz band. Nextel stated that it was making this proposal to address existing inadvertent interference problems for public safety communications systems caused by the existing spectrum allocation. Nextel's proposal addresses this problem by creating blocks of contiguous spectrum to be shared by public safety agencies. The Nextel proposal, as submitted to the FCC, would require either (i) that we continue to operate using our existing lower 800 MHz band spectrum on a secondary, non-interfering basis with the public safety agencies who would be relocated in the same spectrum, or (ii) that we relocate, at our own expense, to other spectrum in the 700 MHz or 900 MHz bands. We believe it is highly unlikely that we could continue to operate in the lower 800 MHz bands on a secondary, non-interfering basis. If we are required to relocate to spectrum in the 700 MHz or 900 MHz bands, we would incur substantial operational and financial costs, including costs relating to: manufacturing replacement infrastructure and user hardware to operate on our network in the 700 MHz or 900 MHz bands, disruptions to existing customers as a result of the relocation to other spectrum bands, possible diminished data speed, and coverage gaps. There are also potential problems with the 700 MHz and 900 MHz bands that might make it difficult, if not impossible, for us to duplicate our existing operations in the 800 MHz band.

On March 14, 2002, the FCC adopted a notice of proposed rulemaking exploring options and alternatives for improving the spectrum environment for public safety operations in the 800 MHz band. Motient does not believe its operations will be impacted until the Commission adopts final rules in that proceeding and it cannot predict what actions the FCC will take.

The effectiveness of Motient's plan of reorganization is subject to approval by the FCC of the change of control of Motient that will occur as a result of the plan. Motient submitted its change of control application to the FCC on March 7, 2002. The change of control application is subject to a 30-day period for the filing of public comments. The Public Notice of the change of control application was released on March 13, 2002.

For further details, please see "Item 1 - Business - Regulation."

DERIVATIVES

In September 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") which requires the recognition of all derivatives as either assets or liabilities measured at fair value, with changes in value reflected as current period income (loss). The effective date of SFAS No. 133, as amended by SFAS 138, is for fiscal years beginning after September 15, 2000. Except for the Rare Medium Note embedded call options discussed in the following paragraph, SFAS No. 133 was not material to our financial position or results of operations as of or for the period ended December 31, 2001.

In April and July 2001, we sold notes to Rare Medium totaling $50 million. The notes were collateralized by up to 5 million of our XM Radio shares, and, until maturity, which was extended until October 12, 2001, Rare Medium had the option to exchange the note for a number of XM Radio shares equivalent to the principal of the note plus any accrued interest thereon. We have determined the embedded call options in the notes, which permit Rare Medium to convert the borrowings into shares of XM Radio, to be derivatives which must be accounted for in accordance with SFAS No.133 and accordingly recorded a gain in the amount of $1.5 million in 2001 related to the Rare Medium Note call options. On October 12, 2001, the embedded call options in the Rare Medium notes expired unexercised.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

Below are our accounting policies which are both important to our financial condition and operating results, and require management's most difficult, subjective and complex judgments in determining the underlying estimates and assumptions. The estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates as they require assumptions that are inherently uncertain.

INVENTORY

Inventories, which consist primarily of communication devices, are stated at the lower of cost or market. Cost is determined using the weighted average cost method. We periodically assess the market value of our inventory, based on sales trends and forecasts and technological changes and record a charge to current period income when such factors indicate that a reduction to net realizable value is appropriate. We consider both inventory on hand and inventory which we have committed to purchase. We recorded inventory write-downs to cost of equipment sold to reduce inventory amounts to their net realizable value, in the amount of $7.5 million in 2001, $3.6 million in 2000, and $4.2 million in 1999.

REVENUE RECOGNITION

We generate revenue through equipment sales, airtime service agreements, and consulting services. In 2000, we adopted Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"), issued by the SEC. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. In certain circumstances, SAB 101 requires us to defer the recognition of revenue and costs related to equipment sold as part of a service agreement. Revenue is recognized as follows:

Service revenue: Revenues from our wireless services are recognized when the services are performed, evidence of an arrangement exits, the fee is fixed and determinable and collectibility is probable. Service discounts and incentives are recorded as a reduction of revenue when granted, or ratably over a contract period.

To date, the majority of our business has been transacted with telecommunications, field services, natural resources, professional service and transportation companies located throughout the United States. We grant credit based on an evaluation of the customer's financial condition, generally without requiring collateral or deposits. We establish a valuation allowance for doubtful accounts receivable for bad debt and other credit adjustments. Valuation allowances for revenue credits are established through a charge to revenue, while valuation allowances for bad debts are established through a charge to general and administrative expenses. We assess the adequacy of these reserves quarterly evaluating factors, such as the length of time individual receivables are past due, historical collection experience, the economic environment, and changes in credit worthiness of our customers. We believe that our established valuation allowance was adequate as of December 31, 2001 and 2000. If circumstances related to specific customers change or economic conditions worsen such that our past collection experience and assessments of the economic environment are no longer relevant, our estimate of the recoverability of our trade receivables could be further reduced.

EQUIPMENT AND SERVICE SALES: We sell equipment to resellers who market our terrestrial product and airtime service to the public. We also sell our product directly to end-users. Revenue from the sale of the equipment as well as the cost of the equipment, are initially deferred and are generally recognized over a period corresponding to our estimate of customer life of 2 years. Equipment costs are deferred only to the extent of deferred revenue.

CONSULTING SERVICES: We occasionally provide consulting services to our customers. Revenue from such services is generally recognized following the contract terms as milestones are achieved.

LONG-LIVED ASSETS

We follow the provisions of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to management's best estimate of future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or their fair value less costs to sell. The cash flow projections used to make this assessment are consistent with the cash flow projections that management uses internally to assist in making key decisions, including the development of our plan of reorganization. We believe that no such impairment existed in accordance with SFAS No. 121 as of December 31, 2001 or 2000. In the event that there are changes in the planned use of our long-term assets or significant reductions in our expected future undiscounted cash flows are reduced significantly due to reductions in demand for our services, our assessment of our ability to recover the carrying value of these assets under SFAS No. 142 would change.

Our intangible assets consist primarily of our frequencies, which are amortized using the straight-line method over an estimated useful life of 20 years. As of December 31, 2001, we had less than $5.0 million of goodwill and other intangible assets. As discussed in "New Accounting Pronouncements", we will adopt SFAS No. 142 in the first quarter of 2002. We are currently evaluating the impact of SFAS No. 142 on our accounting for our frequencies.

ACCOUNTING STANDARDS

In July 2001, the FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. We adopted the provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001, on January 1, 2002. We are in the process of evaluating, but have yet to determine, the financial statement impact of adoption of SFAS No. 142 will have on our financial statements.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

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

Our senior notes bear interest at a fixed rate of 12.25%. We run the risk that market rates will decline and the required payments will exceed those based on current market rates.

Motient is subject to fair market value fluctuations of its fixed rate senior high yield debt. As these high yield securities are freely traded, the fair market value is impacted by market conditions which are based not only on the interest rates of the notes, but also on the market's assessment of the risk associated with these notes. Therefore, Motient does not believe that it is possible to quantify a fair value fluctuation that may occur solely as a result of interest rate fluctuations. For the period ended December 31, 2001, the fair market value of Motient's fixed rate senior high yield notes was $100.5 million. The fair value of these notes would be impacted by $3.35 million for every $0.01 change in the trading price of the notes.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Motient Corporation:

We have audited the accompanying consolidated balance sheets of Motient Corporation (a Delaware Corporation) and Subsidiaries (together the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of XM Satellite Radio Holdings Inc. and subsidiaries (together "XM Radio"), the investment in which is reflected in the accompanying financial statements using the equity method of accounting for the year ended December 31, 2001 and consolidated in December 31, 2000 and 1999. The investment in XM Radio represents 0 percent of total assets at December 31, 2001, and the equity in XM Radio's net loss represents 17 percent of consolidated net losses in 2001. The investment in XM Radio represents 79 percent of consolidated total assets at December 31, 2000 and 0 percent and 0 percent of consolidated total revenues in 2000 and 1999, respectively. XM Radio's financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for XM Radio, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Motient Corporation and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has a net capital deficiency, is in default under certain credit agreements, and currently expects that a restructuring will be made through a reorganization under Chapter 11 of the United States Bankruptcy Code, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/Arthur Andersen LLP
Vienna, Virginia
March 19, 2002

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
XM Satellite Radio Holdings Inc. and Subsidiaries:

We have audited the consolidated balance sheets of XM Satellite Radio Holdings Inc. and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2001, which are not included herein. These consolidated financial statements are the responsibility of the XM Satellite Radio Holdings Inc. and subsidiaries' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of XM Satellite Radio Holdings Inc. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements have been prepared assuming that XM Satellite Radio Holdings Inc. and subsidiaries will continue as a going concern. As discussed in note 2 to the consolidated financial statements, XM Satellite Radio Holdings Inc. and subsidiaries is dependent upon additional debt or equity financing, which raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                  /s/ KPMG LLP

McLean, VA
January 23, 2002

                      MOTIENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
                     (in thousands, except per share data)

                                                                        2001          2000           1999
                                                                        ----          ----           ----
REVENUES
   Services and related revenues                                    $  71,072     $   73,479        $67,653
   Sales of equipment                                                  22,221         26,372         23,418
                                                                       ------     ----------       --------
       Total Revenues                                                  93,293         99,851         91,071

COSTS AND EXPENSES
   Cost of services and operations                                     72,809         75,528         69,258
   Cost of equipment sold                                              34,611         32,843         29,527
   Sales and advertising                                               23,749         35,454         23,125
   General and administrative                                          19,973         97,626         40,336
   Restructuring charges                                                4,739             --             --
   Satellite and related assets impairment charge (Note 2)                 --             --         97,419
   Depreciation and amortization                                       32,408         38,812         55,798
                                                                     --------     ----------       --------

       Operating Loss                                                 (94,996)      (180,412)      (224,392)

   Interest and other income                                            1,128         31,379          8,464
   Interest expense                                                   (61,675)       (62,455)       (65,928)
   Gain on sale of transportation and satellite assets (Note 13)       15,863          5,691             --
   Gain on Rare Medium Note call option (Note 2)                        1,511             --             --
   Costs associated with debt restructuring                            (1,254)            --             --
   Rare Medium merger costs                                            (4,054)            --             --
   Gain on sale of XM Radio shares                                         68             --             --
   XM Radio equity investment impairment charge                       (81,467)            --             --
   Loss on Note Receivable from XM Radio (Note 8)                          --             --         (9,919)
   Gain (Loss) on Convertible Note Payable to Related Party (Note 8)       --         36,779        (27,399)
   Minority Interest                                                       --         33,429          7,067
   Equity in Losses of XM Radio and MSV                               (65,970)            --         (6,692)
                                                                    ----------    ----------       --------

       Loss Before Extraordinary Item, XM Radio Preferred Stock
       Dividend and Beneficial Conversion                            (290,846)      (135,589)      (318,799)

       Net Extraordinary Loss on Extinguishment of Debt
         (Notes 8 and 13)                                              (1,243)        (3,035)       (12,132)
                                                                     ---------    -----------      --------

   Net Loss                                                          (292,089)      (138,624)      (330,931)

   XM Radio Preferred Stock Dividend Requirement                           --         (5,081)            --

   XM Radio Beneficial Conversion                                          --        (44,438)            --
                                                                   ----------     -----------      --------

   Net Loss Attributable to Common Shareholders                     $(292,089)    $ (188,143)     $(330,931)
                                                                   ============   ===========      =========

Basic and Diluted Loss Per Share of Common Stock:
   Loss Before Extraordinary Item                                       (5.69)        $(3.75)        $(8.03)
   Extraordinary Loss on Extinguishment of Debt                         (0.02)         (0.06)         (0.30)
                                                                    -----------   ------------     ---------
   Net Loss Attributable to Common Shareholders                       $ (5.71)        $(3.81)       $ (8.33)
                                                                    ===========   ============     =========
Weighted-Average Common Shares Outstanding                             51,136         49,425         39,704

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      MOTIENT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2001 AND 2000
                 (in thousands, except share and per share data)

                                                                                                  2001          2000
                                                                                                  ----          ----
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents (including $0 and $224,903 related to XM Radio)                  $ $33,387      $227,423
   Accounts receivable-trade, net of allowance for doubtful accounts of  $964 in 2001 and
     $1,317 in 2000                                                                              11,491        14,421
   Inventory                                                                                      6,468        16,990
   Due from  Mobile Satellite Ventures LP, net                                                      521           502
   Deferred equipment costs                                                                      13,662        16,173
   Other current assets                                                                          16,566        31,095
   Restricted short-term investments (including $0 and $95,277 related to XM Radio)                  --       115,986
                                                                                              ---------      --------
      Total current assets                                                                       82,095       422,590

PROPERTY AND EQUIPMENT, net                                                                      64,001       175,706
XM RADIO SYSTEM UNDER CONSTRUCTION                                                                   --       800,482
GOODWILL AND OTHER INTANGIBLES, net                                                              51,631        62,468
RESTRICTED INVESTMENTS (including $0 and $65,889 related to XM Radio)                                --        77,106
DEFERRED CHARGES AND OTHER ASSETS                                                                11,890        33,362
                                                                                              ---------      --------
      TOTAL ASSETS                                                                              209,617    $1,571,714
                                                                                              ==========   ==========

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                                      $  50,346      $105,749
   Senior Notes, net of discount - in default                                                   329,371            --
   Rare Medium Note Payable - in default                                                         26,910            --
   Obligations under capital leases due within one year                                           8,691         4,590
   Current portion of vendor financing commitment                                                    --         4,246
   Current portion of deferred trade payables                                                        --         2,212
   Deferred equipment revenue                                                                    13,662        16,173
   Deferred revenue and other current liabilities (including $0 in 2001 and $7,300 in 2000
    from MSV)                                                                                    15,781        18,117
                                                                                              ---------      --------
      Total current liabilities                                                                 444,761       151,087
LONG-TERM LIABILITIES:
   Senior Notes, net of discount                                                                     --       328,474
   Senior Secured Notes of XM Radio, net of discount                                                 --       261,298
   Obligations under  Bank Financing                                                                 --       111,250
   Capital lease obligations                                                                        257         9,230
   Vendor financing commitment                                                                    3,316         4,246
   Other long-term liabilities                                                                   36,752        44,932
                                                                                              ---------      --------
      Total long-term liabilities                                                                40,325       759,430
      Total liabilities                                                                         485,086       910,517
                                                                                              ---------      --------
COMMITMENTS (Note 11)
MINORITY INTEREST                                                                                    --       648,313
STOCKHOLDERS' (DEFICIT) EQUITY:
Preferred Stock; par value $0.01; authorized 200,000 shares; no shares outstanding                   --            --
Common Stock; voting, par value $0.01; authorized 150,000,000 shares;  55,717,257 shares
 issued and outstanding in 2001 and 49,539,222 shares issued and outstanding in 2000                557           495
Additional paid-in capital                                                                      973,423       982,621
Deferred compensation                                                                              (247)         (134)
Common Stock Purchase Warrants                                                                   81,773        80,292
Unamortized Guarantee Warrants                                                                       --       (11,504)
Cumulative loss                                                                              (1,330,975)   (1,038,886)
                                                                                              ---------      --------
STOCKHOLDERS' (DEFICIT) EQUITY                                                                 (275,469)       12,884
                                                                                              ---------      --------
TOTAL LIABILITIES, MINORITY INTEREST, AND STOCKHOLDERS' (DEFICIT) EQUITY                      $ 209,617    $1,571,714
                                                                                              =========    ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      MOTIENT CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
   FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (DOLLARS IN THOUSANDS)

                                                              COMMON STOCK                                  COMMON
                                                              ------------       ADDITIONAL                  STOCK
                                                                           PAR     PAID-IN      DEFERRED    PURCHASE
                                                              SHARES      VALUE    CAPITAL    COMPENSATION  WARRANTS
                                                              ------      -----    -------    ------------  --------
  BALANCE, January 1, 1999                                 32,198,735       322   $508,084    $   (1,528)    59,108
    Common Stock issued under the 401(k) Savings Plan         126,052         1      1,114            --         --
    Common Stock issued under the Stock Purchase Plan          90,867         1        385            --         --
    Common Stock issued for exercise of stock options
      and award of bonus stock                                484,815         5      5,686            --         --
    Common Stock issued for XM Radio Acquisition            8,614,244        86    129,127            --         --
    Common Stock issued in Public Offering                  7,000,000        70    115,919            --         --
    Issuance of Restricted Stock                               40,000        --        190          (190)        --
    Cancellation of Restricted Stock                          (30,785)       --       (504)          504         --
    Additional deferred compensation on Restricted Stock           --        --      5,322        (5,322)        --
    Reduction of Guarantee Warrants for extinguishment
      of debt                                                      --        --         --            --         --
    Amortization of Guarantee Warrants                             --        --         --            --         --
    Common Stock issued upon exercise of Warrants              15,388        --        296            --       (108)
    Guarantee Warrants revaluation                                 --        --     (2,101)           --      4,290
    Capital gain in connection with sale of stock by XM
     Radio                                                         --        --     80,663            --         --
    Net Loss                                                       --        --         --            --         --
                                                           ----------     -----   --------    ----------    -------
  BALANCE, December 31, 1999                               48,539,316       485    844,181        (6,536)    63,290
    Common Stock issued under the 401(k) Savings Plan          57,030         1      1,130            --         --
    Common Stock issued under the Stock Purchase Plan          30,687        --        421            --         --
    Common Stock issued for exercise of stock options
      and award of bonus stock                                403,467         4      4,445            --         --
    Common Stock issued for exercise of Stock Purchase
      Warrants                                                558,722         6      8,349            --     (7,611)
    Cancellation of Restricted Stock                          (50,000)       (1)    (1,052)        1,053         --
    Change in deferred compensation on non-cash
      compensation                                                 --        --     (4,398)        5,349         --
    Reduction of Guarantee Warrants for extinguishment             --        --         --            --         --
      of debt
    Amortization of Guarantee Warrants                             --        --         --            --         --
    Issuance of MSV investors' option to convert into
      Motient Common Stock                                         --        --         --            --     18,411
    Capital gain in connection with sale of stock by XM
      Radio                                                        --        --    129,545            --         --
    Guarantee Warrants revaluation                                 --        --         --            --      1,352
    Issuance of Common Stock Purchase Warrants                     --        --         --            --      4,850
    Net Loss                                                       --        --         --            --         --
                                                           ----------     -----   --------    ----------    -------
  BALANCE, December 31, 2000                               49,539,222       495    982,621          (134)    80,292
    Common Stock issued under the 401(k) Savings Plan       2,789,425        28      1,123            --         --
    Common Stock issued under the Stock Purchase Plan         217,331         2        352            --         --
    Common Stock issued for exercise of stock options
      and award of bonus stock                                  2,015        --          1            --         --
    Common Stock issued for exercise of Stock Purchase
      Warrants                                                 38,228        --        845            --       (845)
    Change in deferred compensation on non-cash                    --        --        539            41         --
      compensation
    Cancellation of restricted stock                          (88,200)       --       (264)          264         --
    Reduction of Guarantee Warrants for extinguishment
      of debt                                                      --        --         --            --         --
    Amortization of Guarantee Warrants                             --        --         --            --         --
    Loss in connection with sale of stock by XM Radio              --        --    (12,180)           --         --
    Guarantee Warrants revaluation                                 --        --         --            --      2,326
    Issuance of Restricted Stock                            3,219,236        32        386          (418)        --
    Net Loss                                                       --        --         --            --         --
                                                           ----------     -----   --------    ----------    -------
  BALANCE, December 31, 2001                               55,717,257     $ 557   $973,423    $     (247)   $81,773
                                                           ==========     =====   ========    ==========    =======

                                                           Unamortized
                                                             Guarantee   Cumulative
                                                             Warrants       Loss        Total
                                                             --------       ----        -----
  BALANCE, January 1, 1999                                  $  (33,678)  $(569,331)  $  (37,023)
    Common Stock issued under the 401(k) Savings Plan               --         --         1,115
    Common Stock issued under the Stock Purchase Plan               --         --           386
    Common Stock issued for exercise of stock options
      and award of bonus stock                                      --         --         5,691
    Common Stock issued for XM Radio Acquisition                    --         --       129,213
    Common Stock issued in Public Offering                          --         --       115,989
    Issuance of Restricted Stock                                    --         --            --
    Cancellation of Restricted Stock                                --         --            --
    Additional deferred compensation on Restricted Stock            --         --            --
    Reduction of Guarantee Warrants for extinguishment
      of debt                                                    9,671         --         9,671
    Amortization of Guarantee Warrants                           7,372         --         7,372
    Common Stock issued upon exercise of Warrants                   --         --           188
    Guarantee Warrants revaluation                              (1,749)        --           440
    Capital gain in connection with sale of stock by XM
      Radio                                                         --         --        80,663
    Net Loss                                                        --   (330,931)     (330,931)
                                                             ----------  -----------  ----------
  BALANCE, December 31, 1999                                   (18,384)  (900,262)      (17,226)
    Common Stock issued under the 401(k) Savings Plan               --         --         1,131
    Common Stock issued under the Stock Purchase Plan               --         --           421
    Common Stock issued for exercise of stock options
      and award of bonus stock                                      --         --         4,449
    Common Stock issued for exercise of Stock Purchase
      Warrants                                                      --         --           744
    Cancellation of Restricted Stock                                --         --            --
    Change in deferred compensation on non-cash
      compensation                                                  --         --           951
    Reduction of Guarantee Warrants for extinguishment
      of debt                                                    2,390         --         2,390
    Amortization of Guarantee Warrants                           5,842         --         5,842
    Issuance of MSV investors' option to convert into
      Motient Common Stock                                          --         --        18,411
    Capital gain in connection with sale of stock by XM
      Radio                                                         --         --       129,545
    Guarantee Warrants revaluation                              (1,352)        --            --
    Issuance of Common Stock Purchase Warrants                      --         --         4,850
    Net Loss                                                        --   (138,624)     (138,624)
                                                             ----------  -----------  ----------
  BALANCE, December 31, 2000                                   (11,504)  (1,038,886)     12,884
    Common Stock issued under the 401(k) Savings Plan               --         --         1,151
    Common Stock issued under the Stock Purchase Plan               --         --           354
    Common Stock issued for exercise of stock options
      and award of bonus stock                                      --         --             1
    Common Stock issued for exercise of Stock Purchase
      Warrants                                                      --         --            --
    Change in deferred compensation on non-cash
      compensation                                                  --         --           580
    Cancellation of restricted stock                                --         --            --
    Reduction of Guarantee Warrants for extinguishment
      of debt                                                    8,837         --         8,837
    Amortization of Guarantee Warrants                           4,993         --         4,993
    Loss in connection with sale of stock by XM Radio               --         --       (12,180)
    Guarantee Warrants revaluation                              (2,326)        --            --
    Issuance of Restricted Stock                                    --         --            --
    Net Loss                                                        --      (292,089)  (292,089)
                                                             ----------  -----------  ----------
  BALANCE, December 31, 2001                                 $      --   $(1,330,975) $(275,469)
                                                             ==========  ============ ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      MOTIENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (in thousands)

                                                                    2001           2000            1999
                                                                    ----           ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       $ (292,089)     $ (138,624)    $ (330,931)
Adjustments to reconcile net loss to net cash used in
operating activities:
   Amortization of Guarantee Warrants and debt related costs       11,499          11,994         16,301
   Depreciation and amortization                                   32,408          38,812         55,798
   Equity in loss of XM Radio and MSV                              65,970              --          6,692
   Gain on sale of XM Radio common stock                              (68)             --             --
   Gain on sale of satellite assets                                (7,570)             --             --
   Impairment loss  on XM Radio common stock held for sale         81,467              --             --
   Gain on Rare Medium Note call option                            (1,511)             --             --
   Gain on sale of transportation assets                           (8,293)         (5,691)            --
   (Gain) loss on  note payable to related party                       --         (36,779)        37,318
   Extraordinary loss on extinguishment of debt                     1,243           3,035         12,132
   Satellite and related assets impairment charge                      --              --         97,419
   Non cash stock compensation                                        580           2,743          4,210
   Minority Interest                                                   --         (33,429)        (7,067)
   Changes in assets and liabilities, net of acquisitions
      and dispositions:
      Inventory                                                     7,268           1,298        (10,023)
      Accounts receivable -- trade                                    462           1,388         (3,897)
      Other current assets                                         10,764         (15,074)           551
      Accounts payable and accrued expenses                        (9,196)         13,392         16,715
      Accrued interest Senior Note                                 20,810              31            (83)
      Deferred trade payables                                      (2,212)         (2,455)        (1,135)
      Deferred revenue and other deferred items -- net            (10,380)         32,977           (977)
                                                                ---------       ---------      ---------
   Net cash used in operating activities                          (98,848)       (126,382)      (106,977)
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of satellite assets to MSV                  42,500              --             --
    Purchase of XM Radio Note Receivable                               --              --        (21,419)
    Proceeds from sale of transportation assets                    10,000          20,000             --
    Proceeds (purchase) of restricted investments                  11,307          (2,906)        (4,916)
    Proceeds from the sale of XM Radio common stock                38,289              --             --
    Purchase of restricted investments by XM Radio, net                --        (106,338)            --
    Sale of restricted investments for the payment of interest     20,503          41,006         41,006
    Investment in XM Radio                                             --              --         (2,400)
    XM Radio Acquisition costs                                         --              --           (788)
    Purchase/maturity of short term investments by XM Radio, net       --          69,472        (69,472)
    System under construction                                          --        (414,889)      (141,154)
    Proceeds from MSV Asset Purchase Agreement                         --          10,836             --
    Other XM Radio investing activities                                --         (56,268)        (3,422)
    Additions to property and equipment                           (13,751)        (73,564)       (15,538)
                                                                ---------       ---------      ---------
    Net cash provided by (used in) investing
    activities                                                    108,848        (512,651)      (218,103)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of equity securities                       354          24,025        122,253
    Proceeds from Rare Medium note                                 50,000              --             --
    Proceeds from issuance of equity securities-XM Radio               --         456,529        114,428
    Proceeds from Senior Secured Notes and Stock Purchases
      Warrants issued by XM Radio                                      --         322,889             --
    Principal payments under capital leases                        (3,582)         (3,467)        (5,982)
    Principal payments under vendor financing                      (5,176)         (2,957)        (1,290)
    Proceeds from Series A subordinated convertible notes of
      XM Radio                                                         --              --        250,000
    Repayment of Bank Financing                                   (25,500)        (36,000)      (112,000)
    Repayment of XM Radio bank loan                                    --              --            (73)
    Repayment of loan by XM Radio                                      --              --        (75,000)
    Proceeds from Bank Financing                                    6,000          62,250         65,000
    Proceeds from note payable to related party                        --              --         21,500
    Proceeds from reduction of interest rate swap                      --              --          6,009
    Debt issuance costs                                            (1,229)         (8,287)       (10,576)
                                                                ---------       ---------      ---------
Net cash provided by financing activities                          20,867         814,982        374,269
Net increase in cash and cash equivalents                          30,867         175,949         49,189
CASH AND CASH EQUIVALENTS, beginning of period                    227,423          51,474          2,285
Less:  XM Radio cash included in 2000 consolidated cash total    (224,903)             --             --
                                                                ---------       ---------      ---------
CASH AND CASH EQUIVALENTS, end of period                          $33,387      $  227,423     $   51,474
                                                               ==========      ==========     ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      MOTIENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     AS OF DECEMBER 31, 2001, 2000 AND 1999

1. ORGANIZATION, BUSINESS AND LIQUIDITY


Motient Corporation (with its subsidiaries, "Motient" or the "Company") provides two-way mobile communications services principally to business-to-business customers and enterprises. Motient serves a variety of markets including mobile professionals, telemetry, transportation, and field service. Motient provides its eLink(sm) brand two-way wireless email services to customers accessing email through corporate servers, Internet Service Providers ("ISP"), Mail Service Provider ("MSP") accounts, and paging network suppliers. Motient also offers its BlackBerry (TM) by Motient wireless email solution, developed by Research In Motion ("RIM") and licensed to operate on Motient's network. BlackBerry (TM) by Motient is designed for large corporate accounts operating in a Microsoft Exchange or Lotus Notes environment and contains advanced encryption features. The Company considers these two-way mobile communications services to be its Core Wireless Business.

Motient is devoting its efforts to expanding its Core Wireless Business. This effort involves substantial risk. Future operating results will be subject to significant business, economic, regulatory, technical, and competitive uncertainties and contingencies. Depending on their extent and timing, these factors, individually or in the aggregate, could have an adverse effect on the Company's financial condition and future results of operations.
Certain factors have placed significant pressures on our financial condition and liquidity position, especially in recent periods. For a variety of reasons, Motient has not been able to accelerate revenue growth at the pace required to enable it to generate cash in excess of its operating expenses. These factors include competition from other wireless data suppliers and other wireless communications providers with greater resources, cash constraints that have limited Motient's ability to generate greater demand, unanticipated technological and development delays, and general economic factors. During 2001, in particular, Motient's efforts were also hindered by the downturn in the economy and capital markets. These factors contributed to the Company's decision to file a voluntary petition for reorganization under Chapter 11 of the United States Federal Bankruptcy Code in January 2002. See "Motient's Chapter 11 Filing" below.

XM RADIO

As of December 31, 2000, Motient had an equity interest of approximately 33.1% (or 21.3% on a fully diluted basis) in XM Satellite Radio Holdings Inc. ("XM Radio"), a public company; and , as of December 31, 2000 the Company controlled XM Radio through Board of Director membership and common stock voting rights. As a result, all of XM Radio's results for the period from July 7, 1999, (the date Motient acquired 100% voting interest of XM Radio) through December 31, 2000 have been included in the Company's consolidated financial statements. Prior to July 7, 1999, the Company's investment in XM Radio was accounted for pursuant to the equity method of accounting.

In January 2001, pursuant to Federal Communications Commission ("FCC") approval authorizing Motient to relinquish control of XM Radio, the number of directors appointed by the Company to XM Radio's Board of

Directors was reduced to less than 50% of XM Radio directors, and the Company converted a portion of its super-voting Class B Common Stock of XM Radio to Class A Common Stock. As a result, the Company ceased to control XM Radio, and, for the period from January 1, 2001, through November 19, 2001, accounted for its investment in XM Radio pursuant to the equity method. As described below, as of November 19, 2001, the Company ceased to own any shares of XM Radio common stock.

SALE OF TRANSPORTATION BUSINESS

In November 2000, Motient sold assets relating to its retail transportation business to Aether Systems, Inc. ("Aether"). The purchase price for these assets was $45 million, plus the then-current book value of the inventory for the business. All of this amount was paid at closing, except for $10 million which was deposited in an escrow account to be released to Motient upon satisfaction of certain performance criteria, and $3.7 million which was to be paid to Motient upon collection of certain accounts receivable sold to Aether. As of March 15, 2002, approximately $2.2 million of the outstanding accounts receivable had been received by Motient. On October 11, 2001, the $10 million escrow was paid to Motient, and, concurrent with the release of the escrow, the Company agreed to modify certain terms of its network capacity agreements with Aether. The Company recorded an $8.3 million gain representing the difference between the net proceeds of the escrow received and the amount deferred pursuant to the modification of the network capacity agreements.

MOBILE SATELLITE VENTURES LP

On June 29, 2000, the Company formed a joint venture subsidiary, Mobile Satellite Ventures LP, ("MSV"), in which we owned, until November 26, 2001, 80% of the membership interests. The remaining 20% interests in MSV were owned by three investors unrelated to Motient; however, the minority investors had certain participating rights which provided for their participation in certain business decisions that were made in the normal course of business; therefore, in accordance with Emerging Issues Task Force Issue No 96-16, the Company's investment in MSV has been recorded for all periods presented pursuant to the equity method of accounting.

Through November 26, 2001, MSV used the Company's satellite network to conduct research and development activities. On November 26, 2001, Motient sold the assets comprising its satellite communications business to MSV, as part of a transaction in which certain other parties joined MSV , including TMI Communications and Company Limited Partnership ("TMI"), a Canadian satellite services provider. In consideration for its satellite business assets, Motient received the following: (i) a $24 million cash payment in June 2000, (ii) a $45 million cash payment paid at closing, of which $4 million was held by MSV to fund the Company's future sublease obligations to MSV for rent and utilities, and (iii) a 5-year $15 million note. In this transaction, TMI also contributed its satellite communications business assets to MSV. In addition, Motient purchased a $2.5 million convertible note issued by MSV, and certain other investors, including a subsidiary of Rare Medium Group, Inc. ("Rare Medium"), purchased a total of $52.5 million of convertible notes. As of December 31, 2001, the Company had an ownership percentage, on an undiluted basis, of approximately 48% of MSV.

Assuming that all of MSV's convertible notes are converted into limited partnership units of MSV, Motient would have a 33.3% equity interest in MSV.

MSV has also filed a separate application with the FCC with respect to MSV's plans for a new generation satellite system utilizing ancillary terrestrial base stations. Within 90 days of the receipt of approval and final order from the FCC, and provided that such approval occurs by March 31, 2003, certain of the investors (excluding Motient) in MSV will invest an additional $50 million in MSV and receive additional equity interests. Upon consummation of such additional investment, an $11.5 million note, issued by MSV to TMI and the $15 million note to Motient will be repaid in full, and Motient's ownership interest in MSV will be reduced to approximately 25.5%. Should the consummation of such additional investment not occur prior to November 25, 2006, both the $11.5 million note (plus accrued interest thereon) to TMI and the $15.0 million note (plus accrued interest thereon) to the Company will be due in full.

MERGER AGREEMENT WITH RARE MEDIUM GROUP, INC.

On May 14, 2001, the Company signed a definitive merger agreement with Rare Medium pursuant to which the Company would acquire Rare Medium. On October 1, 2001, the Company and Rare Medium announced their mutual termination of the merger. The Company recorded a charge of $4.1 million in 2001 representing costs incurred by the Company to pursue this transaction.

OPERATIONAL RESTRUCTURING

On September 26, 2001, the Company announced a plan to restructure its business with the goal of achieving earnings before interest, taxes, depreciation and amortization - or EBITDA, which is not a generally accepted accounting principle measurement - breakeven in late-2002. As part of this restructuring, the Company laid off approximately 25% of its workforce, or 50, 22, and 13 employees in the Company's operations, sales and marketing and general and administrative functions, respectively, and canceled certain of its product initiatives The Company recorded a restructuring charge in 2001 of $4.75 million. This charge represents $1.6 million of costs directly associated with employee severance packages, $3.0 million of costs associated with product initiative cancellations and $0.1 million of costs associated with capital assets that will no longer be in service. Of the $4.7 million charge, approximately $1.7 million represented cash outlays made over the last quarter of 2001 and the first quarter of 2002. The balance represents the write off of assets previously acquired. As of December 31, 2001, the Company had a remaining operational restructuring liability of approximately $0.5 million.

LIQUIDITY AND FINANCING REQUIREMENTS

As described below under "Motient's Chapter 11 Filing," in January 2002, the Company filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code. One of the principal goals of the reorganization process is to significantly deleverage Motient's balance sheet, so that Motient's ongoing interest expense is substantially reduced. If Motient's plan of reorganization is confirmed, Motient expects to have up to approximately $34.0 million of debt (comprised of capital leases, the new notes payable to Rare Medium and any other creditors in the same class as Rare Medium, and the outstanding Motorola credit facility).

The Company expects to continue to require significant additional funds before it begins to generate cash in excess of its operating expenses, and does not expect to achieve EBITDA break even until the latter half of 2002, at the earliest. Also, even if the Company begins to generate cash in excess of its operating expenses, it expects to continue to require significant additional funds to meet remaining interest obligations, capital expenditures, and other non-operating cash expenses. The MSV transaction in November 2001 provided additional funding which, together with other available funding sources such as net cash from operations and changes in working capital, should fund operations through 2002. While the Company believes there are potential alternatives and additional sources of liquidity to fund the operations if the MSV proceeds are insufficient, in the current environment the Company expects that it will be difficult for it to access such funding sources. In addition, the Company's financial performance could deteriorate, and there is no assurance that it will be able to meet its financial projections. If the cash requirements are more than currently expected, the Company will require additional financing in amounts that may be material.

Additionally, the capital resources of reorganized Motient may not be sufficient to permit it to fund its planned launch of new products and services or achieve operating profitability. Failure to generate or raise sufficient funds may require the Company to delay or abandon some of its plans, which could harm its business and competitive position. The Company may meet additional capital needs by issuing debt or equity securities or borrowing funds from one or more lenders; however, it may not have timely access to additional financing sources on acceptable terms. If it does not, it may not be able to expand its operations, network and services as intended.

During 2001, the Company executed the following liquidity-related transactions and initiatives:

- In January and February 2001, the Company sold, in two separate transactions, 2 million shares of its XM Radio Class A Common Stock, at an average price of $16.77 per share, for total proceeds of $33.5 million. Approximately $8.5 million of the proceeds were used to repay and permanently reduce its bank financing.

- In the second and third quarters of 2001, the Company received a total of $50 million from Rare Medium, and issued Rare Medium notes payable for such amount at 12.5% annual interest. Of the total of $50 million that the Company received, it used $12.25 million to repay and permanently reduce its bank financing, and $36.75 million was used to fund general operations. These notes were collateralized by 5 million of the Company's XM Radio shares. On October 12, 2001, in accordance with the terms of the notes, the Company repaid $26.2 million of the Rare Medium notes, representing $23.8 million in principal and $2.4 million of accrued interest, in exchange for 5 million of the Company's XM Radio shares. The $26.9 million of principal and accrued interest remaining outstanding at December 31, 2001, is unsecured, and, as discussed in Note 8, is currently in default.

- In April 2001, the Company undertook certain capital and expense reductions, principally in the areas of employee hiring, advertising and capital spending. The Company estimates that these reductions resulted in up to approximately $15 million of budgetary savings in 2001, while not reducing its ability to sell its products or lowering service levels.

- On September 26, 2001, the Company announced an operational restructuring that included the termination of approximately 25% of its work force, including consultants. The total cash outlay of this restructuring was approximately $1.7 million over the last quarter of 2001 and the first quarter of 2002 and represents primarily employee severance costs. It is expected that this reduction in force will save the Company approximately $1.8 million per quarter, starting in early 2002.

- On October 11, 2001, the Company received $10 million that had been held in escrow as part of the Aether transaction.

- On November 6, 2001, the agent for the bank lenders under the Company's term loan facility and revolving credit facility (the "Bank Financing") declared all loans under the Bank Financing immediately due and payable, due to the existence of several events of default under the Bank Financing. On the same date, the bank lenders sought payment in full from Hughes Electronics Corporation, Singapore Telecommunications, Ltd. and Baron Capital Partners, L.P. (collectively, the "Bank Guarantors") for the accelerated loan obligations. The Bank Guarantors repaid all such loans on November 14, 2001 in the amount of approximately $97.6 million. As a result, the Company had a reimbursement obligation to the Bank Guarantors in the amount of $97.6 million, which included accrued interest and fees.

   On November 19, 2001, the Company sold 500,000 shares of its XM Radio common stock through a broker for $9.50 per share, for aggregate proceeds of approximately $4.75 million. The net proceeds from this sale were paid to the Bank Guarantors, thereby reducing the amount of the Company's reimbursement obligation to the Bank Guarantors by such amount. Also on November 19, 2001, the Company delivered all of its remaining 9,257,262 shares of XM Radio common stock to the Bank Guarantors in full satisfaction of the entire remaining amount of its reimbursement obligations to the Bank Guarantors. Upon delivery of these shares, the Bank Guarantors released the Company from all of its remaining obligations to the Bank Guarantors under the Bank Financing and the related guarantees and reimbursement and security agreements.

   As a result of the delivery of the shares of XM Radio common stock described above, the maturity of the Rare Medium Notes was accelerated to November 19, 2001.

- On November 26, 2001, the Company sold its satellite assets to MSV for net cash proceeds of $42.5 million and a $15 million note receivable from MSV.

- On December 20, 2001, the Company executed an amendment to its reseller agreement with Research In Motion ("RIM") whereby RIM agreed to prepay for approximately $4.8 million of service, which can be used by RIM at its discretion until December 7, 2004. Additionally, the Company reached a settlement with RIM whereby the Company agreed to pay RIM approximately $9.9 million, representing payment in full, plus interest, for all amounts due and payable under the RIM supply and services agreement.

- On December 28, 2001, the Company negotiated the release of a $10 million escrow held by Motorola, Inc. ("Motorola") in accordance with a customer guarantee. Motorola applied a portion of this escrow to accounts payable for maintenance work and past-due payments under the Vendor Financing Agreement (see Note 8). Approximately $4.9 million of the balance of the escrow was released to Motorola and will be used to fund future maintenance costs that the Company incurs under its maintenance contract. It is expected that this balance will be fully utilized by the end of the third quarter of 2002. Additionally, as part of this release, Motorola agreed to suspend all scheduled principal payments under the Vendor Financing Agreement until January 1, 2003, and the maturity date and amortization schedule of all loans outstanding under this agreement was extended by twelve months.

MOTIENT'S CHAPTER 11 FILING

On October 1, 2001, the Company announced that it would not make a $20.5 million semi-annual interest payment due on the senior notes on such date. On November 26, 2001, the Senior Note trustee declared all amounts owed under the senior notes immediately due and payable.

Following these events, the Company determined that the continued viability of its business required restructuring its highly leveraged capital structure. In October 2001, the Company retained Credit Suisse First Boston ("CSFB") as financial advisors to assist in restructuring the Company's debt. Shortly thereafter, the Company and CSFB began meeting with the principal creditor constituencies, represented by (a) the Bank Guarantors, (b) an informal committee (the "Informal Committee") representing the holders of the 12.25% senior notes due 2008 issued by Motient Holdings Inc., and (c) Rare Medium.

In January 2002, the Company and the Informal Committee reached an agreement in principle with respect to the primary terms of a plan of reorganization of Motient and its principal subsidiaries, and on January 10, 2002, the Company filed for protection under Chapter 11 of the Bankruptcy Code. The Company's Amended Joint Plan of Reorganization was filed with the U.S. Bankruptcy Court for the Eastern District of Virginia on February 28, 2002. The cases are being jointly administered under the case name "In Re Motient Corporation, et. al.," Case No. 02-80125.

The plan generally provides that holders of the Senior Notes will exchange their notes for new Motient stock to be issued pursuant to the PLAN. Shares of common stock held by existing common stockholders will be cancelled, and the existing common stockholders will receive warrants with a nominal strike price to purchase 5 percent of the new common stock (on a fully diluted basis) in the reorganized company. The warrants will have a term of two years and will be exercisable once the holders of the senior notes have recovered 105 percent of the face amount of their investment. Warrants or options to purchase existing common stock that are outstanding as of the effective date will be cancelled.


EFFECTS OF THE CHAPTER 11 FILING

While the Company is pursuing a financial restructuring through the Chapter 11 filing, it is not able to predict when or if it will be able to complete and satisfactorily implement, on a timely basis, its restructuring plan. There can be no assurance that the Company will be able to achieve a satisfactory restructuring of its capital structure or that it will be able to continue as a going concern.

As a result of its Chapter 11 bankruptcy filing, the Company has seen a slower adoption rate for its services. In a large customer deployment, the upfront cost of the hardware can be significant. Because the hardware generally is usable only on Motient's network, certain customers have delayed adoption while the Company is in Chapter 11. In an effort to accelerate adoption of its services, the Company has, in 2002, in selected instances, offered certain incentives for adoption of its services that are outside of its customary contract terms, such as extended payment terms or temporary hardware rental. The Company does not believe that these changes in terms are material to its cash flow or operations; however, a delay in exiting the Chapter 11 bankruptcy process could have a material negative impact on the Company's ability to generate adequate subscriber growth.

While the Company continues to maintain its vendor payments on a current basis, certain of its trade creditors have required either deposits for future services or shortened payment terms. While the Company does not believe that the amounts or changes to payment terms will have a material impact on its cash flow or operations, there can be no assurance that future requirements will not be material. None of the Company's key suppliers have ceased to do business with it as a result of it's Chapter 11 filing.

The hearing date for the confirmation of the Company's plan of reorganization is scheduled for April 25, 2002. If the plan of reorganization is confirmed on that date, the Company would expect the reorganization to be effective by mid-May; however, there are several factors that are outside of the Company's control, such as not receiving the required number of votes necessary to approve the plan or the judge's decision that the plan is not fair, that could adversely affect that schedule.

Further details regarding the plan are contained in Motient's Disclosure Statement with respect to the plan, which is filed as Exhibit 10.61 to this Annual Report.

Upon emergence from Chapter 11, the Company will be required to adopt "fresh start" accounting, which requires that the value of the Company, as determined by the court, be allocated to the Company's assets and liabilities in accordance with Accounting Principles Bulletin Opinion 16 ("APB No. 16"), BUSINESS COMBINATIONS, for transactions reported on the basis of the purchase method. If any portion of the Company's reorganization value cannot be attributed to specific tangible or intangible assets, the Company will be required to report as an intangible asset "reorganization value in excess of amounts allocable to identifiable assets."


SUMMARY OF LIQUIDITY AND FINANCING SOURCES FOR THE CORE WIRELESS BUSINESS

If the Company is successful in restructuring a substantial portion of its debt, it anticipates that its funding requirements through 2002 would be met with cash on hand, net cash from operations, and proceeds realized through the sale of inventory relating to eLink and BlackBerry (TM). The Company's projected cash requirements are based on certain assumptions about the Company's business model and projected growth rate, including, specifically, assumed rates of growth in subscriber activations and assumed rates of growth of service revenue. While the Company believes these assumptions are reasonable, these growth rates are difficult to predict and there is no assurance that the actual results that are experienced will meet the assumptions included in the Company's business model and projections. If the results of operations are less favorable than currently anticipated, the Company's cash requirements will be more than projected, and it will require additional financing in amounts that may be material. The type, timing and terms of financing that the Company selects will be dependent upon its cash needs, the availability of financing sources and the prevailing conditions in the financial markets. The Company cannot guarantee that additional financing sources will be available at any given time or available on favorable terms.

Additionally, the Company believes that $15.0 million (plus accrued interest), less any amount required to be used to prepay the note payable to Rare Medium, if any, would be available upon the second closing of the MSV transaction and the associated repayment of the note that was issued at the November 2001 closing of the MSV transaction. This second closing is contingent upon the FCC's approval and final order of MSV's terrestrial re-use application, which may not occur by the time the Company would need the funds, or may not occur at all. If the second closing does not happen prior to November 25, 2006, the $15 million note receivable from MSV, including accrued interest thereon, becomes due and payable.

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The successful implementation of the Company's business plan requires substantial funds to finance the maintenance and growth of its operations, network and subscriber base and to expand into new markets. The Company has an accumulated deficit and has historically incurred losses from operations which are expected to continue for additional periods in the future. There can be no assurance that its operations will become profitable. These factors, along with the Company's negative operating cash flows have placed significant pressures on the Company's financial condition and liquidity position, resulting in the Company seeking a financial restructuring through a Chapter 11 filing, and create substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the possible effects on the recoverability and classification of assets or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


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

RECLASSIFICATIONS

Certain amounts in prior periods have been reclassified to conform with the 2001 presentation.

CONSOLIDATION

The consolidated financial statements include the accounts of Motient and its wholly owned subsidiaries, and XM Radio for the period from July 7, 1999 through December 31, 2000. All significant inter-company transactions and accounts have been eliminated.

For the period from January 1, 2001, through November 19, 2001, the Company's investment in XM Radio was recorded pursuant to the equity method of accounting. For the year ended December 31, 2001, XM Radio recorded $0.5 million of revenue, incurred $282.1 million of operating expenses and had a net loss attributable to common stockholders of $307.5 million.

As noted above (see Note 1), the results of MSV have been accounted for pursuant to the equity method of accounting.

CASH EQUIVALENTS

The Company considers highly liquid investments with remaining maturities of 3 months or less at the time of acquisition to be cash equivalents.

RESTRICTED INVESTMENTS

As of December 31, 2000, restricted investments represented those investments made to fund customer obligations, milestone payments under certain of XM Radio's construction contracts, certificates of deposit to collateralize letters of credit required by facility leases, or required interest payments associated with the Senior Notes and XM Radio's Senior Secured Notes. The securities included in restricted investments which were required to be used for interest payments under the Senior Notes and XM Radio's Senior Secured Notes were classified as held-to-maturity securities under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company classified restricted investment amounts which would mature within one year as current assets in the accompanying balance sheet. The Company accounted for these investments at amortized cost. The Company had no restricted investments at December 31, 2001.

INVENTORIES

Inventories, which consist primarily of communication devices, are stated at the lower of cost or market. Cost is determined using the weighted-average cost method. The Company periodically assesses the market value of its inventory, based on sales trends and forecasts and technological changes and records a charge to current period income when such factors indicate that a reduction to net realizable value is appropriate. Management considers both inventory on hand and inventory which it has committed to purchase. The Company recorded inventory write-downs to cost of equipment sold to reduce inventory amounts to their net realizable value, in the amount of $7.5 million in 2001, $3.6 million in 2000, and $4.2 million in 1999.

The Company's eLink and BlackBerry (TM) by Motient wireless services use handheld devices manufactured primarily by Research in Motion ("RIM") and Wavenet Technology Pty. Ltd. ("Wavenet"). RIM and Wavenet also manufacture modems designed to be integrated into mobile terminals manufactured by other vendors and used for other wireless communications services sold by the Company. The Company's supply arrangements with RIM and Wavenet are not exclusive, and RIM and Wavenet manufacture similar hardware products for other companies. There are a limited number of manufacturers of similar wireless devices, and a change in suppliers or delays in deliveries from RIM or Wavenet could result in loss of sales which would adversely effect operating results.

OTHER CURRENT ASSETS

Other current assets consist of the following:

                                                        DECEMBER 31,
                                                       2001      2000
                  (in thousands)                     -------   ------
                  Prepaid site rent                  $4,688    $4,176
                  Prepaid maintenance                 5,371        423
                  Prepaid expenses - other            3,936     13,112
                  Prepaid advertising                    --      5,162
                  Interest rate swap (Note 8)            --        611
                  Deposits                            1,241        175
                  Non-trade receivables and other     1,330      7,436
                                                    -------    -------
                                                    $16,566    $31,095
                                                    =======    =======


FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosures of the fair value of certain financial instruments. The carrying amount for cash and cash equivalents, short-term investments, accounts receivable, non-trade receivables included in other assets, lease receivables included in non-current deferred charges and other assets, accounts payable and accrued expenses, deferred trade payables and XM Radio accrued royalty payments approximate fair value because of the short maturity of these instruments. The fair value of the Senior Notes was estimated using quoted market prices. The fair value of the interest rate swap was the estimated amount that the Company would receive to terminate the swap agreement based on quoted market prices, taking into account current interest rates and the current creditworthiness of the swap counter parties. As a result of the Guarantees that were associated with the Bank Financing, it was not practicable to estimate the fair value of this facility. For debt issues that are not quoted on an exchange, interest rates currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value.


                                                        AS OF DECEMBER 31, 2001           AS OF DECEMBER 31, 2000
                                                      ---------------------------      ----------------------------
                                                       CARRYING                        CARRYING
                                                       AMOUNT          FAIR VALUE      AMOUNT            FAIR VALUE
   (in thousands)                                     ---------        ----------      ---------         ----------

   Assets:
     Restricted investments                                 $--                --       $193,092           $192,627
     Interest rate swap (Note 8)                             --                --            611                708
   Liabilities:
     Senior Notes                                       329,371           100,500        328,474            111,681
     Rare Medium Note                                    26,910            26,910             --                 --
     XM Radio Senior Secured Notes                           --                --        261,298            179,563
     Vendor financing commitment                          3,316             3,316          8,492              8,492
     Capital leases                                       8,948             8,948         13,820             13,820



CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, short term investments, and accounts receivable. The Company periodically invests its cash balances in temporary or overnight investments. The Company's short term investments included debt securities such as commercial paper, time deposits, certificates of deposit, bankers acceptances, and marketable direct obligations of the United States Treasury.

To date, the majority of the Company's business has been transacted with telecommunications, field services, natural resources, professional service, and transportation companies located throughout the United States. The Company grants credit based on an evaluation of the customer's financial condition, generally without requiring collateral or deposits. Exposure to losses on trade accounts receivable, for both service and for equipment sales, is principally dependent on each customer's financial condition. For the year ended December 31, 2001, revenue from the MSV research and development efforts accounted for approximately 9% of the Company's service revenue. Excluding revenue earned from MSV, 6 other customers accounted for approximately 41% of the Company's service revenue, with one customer individually accounting for more than 10%. The Company anticipates that its credit risk with respect to trade accounts receivable in the future will become more diversified due to the large number of customers expected to comprise the Company's subscriber base and their expected dispersion across many different industries and geographies.

SOFTWARE DEVELOPMENT COSTS

During 1998, the Company adopted Statement of Position ("SOP") No. 98-1 - "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." As of December 31, 2001 and 2000, net capitalized internal use software costs were $9.3 million and $6.4 million, respectively, and are included in property and equipment in the accompanying consolidated balance sheets and are amortized over three years.

DEFERRED CHARGES AND OTHER ASSETS

Deferred charges and other assets as of December 31, 2001, primarily consist of the long-term portion of deferred equipment costs, the unamortized financing costs and debt issue costs associated with the Senior Notes, and the long-term portion of the amounts prepaid to MSV for the funding of certain operating expenses. Deferred Charges and Other Assets as of December 31, 2000, also included unamortized financing costs and debt issue costs associated with the Bank Financing and the long-term portion of prepaid expenses of XM Radio.

                                                                                       DECEMBER 31,
                                                                                    2001         2000
                                                                                   -------       -------
                                                                                      (IN THOUSANDS)

           Deferred financing costs, net                                            $7,403       $19,915
           Deferred equipment costs                                                  2,317        11,720
           Prepaid expenses - long-term portion                                      2,000            --
           Prepaid expenses of XM Radio-long-term portion                               --         1,203
           Other long term assets                                                      170           524
                                                                                   -------       -------
                                                                                   $11,890       $33,362
                                                                                   =======       =======



Financing costs are amortized over the term of the related facility using the straight-line method, which approximates the effective interest method.

OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following:

                                                                                          DECEMBER 31,
                                                                                        2001         2000
                                                                                       -------      -------
                                                                                         (IN THOUSANDS)

       Deferred revenue, Aether (Note 13)                                               $8,750      $11,750
       Deferred gain on sale of satellite assets to MSV (Note 13)                       22,275           --
       Asset purchase deposit,  MSV (Note 13)                                               --       10,746
       Deferred revenue, MSV (Note 13)                                                      --        3,630
       Deferred equipment revenue                                                        2,317       11,720
       Other long-term deferred revenue                                                  3,410           --
       XM Radio royalty payable and other long-term liabilities                             --        7,086
                                                                                       -------      -------
                                                                                       $36,752      $44,932
                                                                                       =======      =======



REVENUE RECOGNITION

The Company generates revenue through equipment sales, airtime service agreements, and consulting services. In 2000, the Company adopted Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"), issued by the Securities and Exchange Commission (the "SEC"). The adoption of SAB 101 did not have a material impact on the Company's reported financial position or results of operations. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. In certain circumstances, SAB 101 requires the Company to defer the recognition of revenue and costs related to equipment sold as part of a service agreement. Revenue is recognized as follows:

SERVICE REVENUE: Revenues from our wireless services are recognized when the services are performed, evidence of an arrangement exits, the fee is fixed and determinable and collectibility is probable. Service discounts and incentives are recorded as a reduction of revenue when granted, or ratably over a contract period.

EQUIPMENT AND SERVICE SALES: The Company sells equipment to resellers who market its terrestrial product and airtime service to the public. The Company also sells its product directly to end-users. Revenue from the sale of the equipment as well as the cost of the equipment, are initially deferred and are generally recognized over a period corresponding to the Company's estimate of customer life of 2 years. Equipment costs are deferred only to the extent of deferred revenue. As of December 31, 2001 and 2000, the Company had capitalized a total of $16.0 million and $27.9 million of deferred equipment revenue, respectively, and had deferred equipment costs in the amount of $16.0 million and $27.9 million, respectively.

CONSULTING SERVICES: The Company occasionally provides consulting services to its customers. Revenue from such services is generally recognized following the contract terms as milestones are achieved.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred. Such costs include internal research and development activities and expenses associated with external product development agreements. The Company's core wireless business incurred research and development costs of approximately $0.4 million in 2001, $2.1 million in 2000, and $1.0 million in 1999. The Company's consolidated results also included research and development costs incurred by XM Radio in the amount of $7.4 million in 2000 and $2.9 million in 1999.

ADVERTISING COSTS

Advertising costs are charged to operations in the year incurred and totaled $11.0 million in 2001, $12.6 million in 2000, and $4.2 million in 1999. A portion of the advertising costs associated with certain of the Company's Internet promotion, were prepaid in the form of warrants to acquire common stock issued by the Company, valued at $4.8 million. The warrants were expensed as the associated page views were delivered. The Company recognized advertising expense associated with the warrants issued for this Internet promotion in the amount of $1.4 million in 2001 and $0.7 million in 2000. In September 2001, the Company cancelled the Internet promotion, and the $2.9 million of remaining prepaid advertising was written off as part of the operational restructuring.

CAPITALIZED INTEREST

XM Radio System Under Construction included capitalized interest cost as a component of the cost of the digital audio radio service, or DARS, license and satellite system under construction. XM Radio capitalized interest in the amount of $39.1 million in 2000 and $15.3 million in 1999.

STOCK BASED COMPENSATION

The Company accounts for employee stock options using the method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Generally, no expense is recognized related to the Company's stock options because the option's exercise price is set at the stock's fair market value on the date the option is granted. In cases where the Company has issued shares of restricted stock, the Company has recorded an expense based on the value of the restricted stock on the measurement date.

ASSESSMENT OF ASSET IMPAIRMENT

The Company follows the provisions of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or their fair value less costs to sell.

The Company assessed the carrying value of its satellite and related assets as of December 31, 1999, and determined that an impairment did exist. The Company's geostationery satellite was originally designed for voice services. Following the Company's acquisition of Motient Communications in 1998, the Company focused its business towards a data strategy, relying primarily on its terrestrial network, and as a result of this shift, data service revenue in 1999 increased to 73% of service revenue from 69% in 1998. Voice service revenue in 1998 represented 24% of service revenue versus only 20% in 1999. This shift to a data strategy was also apparent in the Company's new primary product offerings in 1999. In addition to these factors, TMI

Communications Company Limited Partnership ("TMI") and SatCom Systems, Inc. were each granted applications in November 1999 to use TMI's Canadian-licensed satellite system to provide service in the United States. TMI's system operates in the Mobile Satellite Services ("MSS") L-band and has footprints covering the United States. These companies' entry in the United States marketplace represented additional competition to the Company in the voice business. Given these factors, management evaluated the satellite and related ground segment assets for impairment. Based on the analysis, the Company determined that future cash flows were less than the carrying value of the assets. Accordingly, the Company determined the fair value of the assets and it recorded an impairment charge of $97.4 million to reduce the carrying value of the satellite and related ground segment assets to the Company's estimate of fair value at December 31, 1999. The determination of fair value was based on management's best estimate of the expected discounted future cash flows attributable to the satellite and related ground segment.

COMPREHENSIVE INCOME

SFAS No. 130, "Reporting of Comprehensive Income" requires "comprehensive income" and the components of "other comprehensive income" to be reported in the financial statements and/or notes thereto. Since the Company does not have any components of "other comprehensive income," reported net income is the same as "comprehensive income" for the years ended December 31, 2001, 2000, and 1999.

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

                                    YEAR ENDED DECEMBER 31,
                                    -----------------------
    Summary of Revenue                 2001          2000
                                    -------         -------
                                    (millions)

    Wireless Internet                 $11.4            $2.8
    Field services                     19.4            25.1
    Transportation                     15.9            21.6
    Telemetry                           2.6             4.5
    Maritime and other                 21.8            19.5
    Equipment                          22.2            26.4
                                    -------         -------
       Total                          $93.3           $99.9
                                    =======         =======



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

DERIVATIVES

In September 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") which requires the recognition of all derivatives as either assets or liabilities measured at fair value, with changes in value reflected as current period income (loss) unless specific hedge accounting criteria are met. The effective date of SFAS No. 133, as amended by SFAS 138, is for fiscal years beginning after September 15, 2000. Except for the Rare Medium Note embedded call options discussed in the following paragraph, SFAS No. 133 was not material to the Company's financial position or results of operations as of or for the periods ended December 31, 2001.

In April and July 2001, the Company sold notes to Rare Medium totaling $50 million. The notes were collateralized by up to 5 million of the Company's XM Radio shares, and, until maturity, which was extended until October 12, 2001, Rare Medium had the option to exchange the notes for a number of XM Radio shares equivalent to the principal of the note plus any accrued interest thereon (see
Note 8). The Company determined the embedded call options in the notes, which permitted Rare Medium to convert the borrowings into shares of XM Radio, to be derivatives which were accounted for in accordance with SFAS No.133 and accordingly recorded a gain in the amount of $1.5 million in 2001 related to the Rare Medium Note call options. On October 12, 2001, the embedded call options in the Rare Medium Notes expired unexercised.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 were adopted by the Company on January 1, 2002. The Company is in the process of evaluating, but has yet to determine, the financial statement impact of adoption of SFAS No. 142.

On August 16, 2001 the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Specifically, this standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The entity is required to capitalize the cost by increasing the carrying amount of the related long-lived asset. The capitalized cost is then depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. The standard is effective for fiscal years beginning after June 15, 2002. On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" that replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." The statement requires that all long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured on a net realizable value basis and will not include amounts for future operating losses. The statement also broadens the reporting requirements for discontinued operations to include disposal transactions of all components of an entity (rather than segments of a business). Components of an entity include operations and cash flows that can be clearly distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. The statement is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating, but has yet to determine, the impact that adoption of SFAS No. 143 and SFAS No. 144 will have on the Company's financial statements.

3. STOCKHOLDERS' (DEFICIT) EQUITY

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

As of December 31, 2001, the Company had reserved Common Stock for future issuance as detailed below.


  Shares issuable upon exercise of warrants                    7,759,760
  Amended and Restated Stock Option Plan for Employees         2,899,986
  Stock issuable upon exercise of MSV investors' option        4,166,667
  (see Note 13)
  Stock Option Plan for Non-Employee Directors                    82,000
  Employee Stock Purchase Plan                                   104,241
  Defined Contribution Plan                                    2,300,896
                                                              ----------
     Total                                                    17,313,550
                                                              ==========


XM RADIO

During 1999, 2000 and 2001, XM Radio has executed certain equity transactions that affected the Company's ownership percentage in XM Radio. As a result of these transactions, and in accordance with Staff Accounting Bulletin 51 (SAB
51), the Company recorded a decrease to its investment in XM Radio of $12.2 million in 2001, and an increase to its investment in XM Radio of $129.5 million in 2000 and $80.7 million in 1999. SAB 51 addresses the accounting for sales of stock by a subsidiary. Because XM Radio was a development stage company until November 12, 2001, SAB 51 required the difference in the carrying amount of the Company's investment in XM Radio and the net book value of XM Radio after the stock issuances be reflected in the financial statements of the Company as a capital transaction in the accompanying consolidated statements of stockholders' (deficit) equity.

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                                                                           DECEMBER 31,
                                                                                                  -------------------------
                                                                                                      2001             2000
                                                                                                  --------         --------
                                                                                                        (IN THOUSANDS)

   Network equipment, including $4,846 related to XM Radio in 2000                                 $97,136          $83,638
   Office equipment and furniture, including $30,516 related to XM Radio in 2000                    13,668           48,448
   Space Segment                                                                                        --          127,621
   Ground Segment                                                                                       --           72,524
   Construction in progress                                                                          5,682           20,492
   Leasehold improvements - XM Radio                                                                    --           26,481
                                                                                                  --------         --------
                                                                                                   116,486          379,204
   Less accumulated depreciation and amortization                                                   52,485          203,498
                                                                                                  --------         --------
   Property and equipment, net                                                                     $64,001         $175,706
                                                                                                  ========         ========



Property and equipment is recorded at cost and depreciated over its useful life using the straight-line method. Assets recorded as capital leases are amortized over the shorter of their useful lives or the term of the lease. The estimated useful lives of office furniture and equipment vary from 2-10 years, and the network equipment is depreciated over 7 years. The Company has also capitalized certain costs to develop and implement its computerized billing system. These costs are included in property and equipment and are depreciated over 3 years.

The Company was depreciating its satellite, MSAT-2, over its estimated useful life of 10 years, which was based on several factors, including current conditions and the estimated remaining fuel of MSAT-2. The original estimated useful life was periodically reviewed using current Telemetry Tracking and Control data. The Company's ground segment was depreciated over 8 years. As discussed in Note 2, during 1999, the Company wrote down the value of the space and ground segment assets to their estimated fair value.

XM Radio System Under Construction consisted of the following:

                                                        DECEMBER 31,
                                                           2000
                                                        ------------

                      (in thousands)
                      License                               $135,139
                      Satellite System                       533,154
                      Terrestrial System                      84,715
                      Spacecraft control facilities           13,046
                      Broadcast facilities and other          27,970
                      System under development                 6,458
                                                        ------------
                         Total                              $800,482
                                                        ============


The balances at December 31, 2000 included capitalized interest of $65,176.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consist of the following:

                                                                                                 DECEMBER 31,
                                                                                              2001          2000
                                                                                           -------       -------

          (IN THOUSANDS)
          FCC Licenses                                                                     $56,340       $53,437
          Goodwill-Motient Communications Acquisition                                        6,154         6,154
          Programming and advertising agreements-XM Radio Acquisition                           --         7,337
          Receiver Agreement-XM Radio Acquisition                                               --         4,207
          Less accumulated amortization                                                    (10,863)       (8,667)
                                                                                           -------       -------
          Goodwill and other intangible assets, net                                        $51,631       $62,468
                                                                                           =======       =======



FCC Licenses and Goodwill are being amortized on a straight-line basis over 20 years.

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

In January 1998, the Board of Directors granted restricted stock to certain members of senior management. These grants included both a three-year vesting schedule as well as specific corporate performance targets. The Company did not record any compensation expense associated with these shares during 1999 or 2000; however, in January 2001, in recognition of employee services in entering into the second MSV transaction (see Note 13), the Board lifted the remaining restrictions, and the shares were released upon vesting. Accordingly, the Company recorded compensation expense in the amount of $1.4 million in 2001 associated with the vesting of these shares. Additional compensation costs will be recorded in 2002 upon the final vesting of these shares.

On September 25, 2001, the Company issued approximately 3.2 million shares of restricted stock to employees, with a price on the date of issuance of $0.13 per share, in exchange for approximately 4.3 million outstanding employee stock options, which were cancelled. With the exception of restricted stock issued to employees terminated on September 26, 2001, which shares vested immediately based on the terminated employees' then-vested exchanged options, all other shares of restricted stock issued on September 25, 2001 are subject to a six month holding period, at which time the shares of restricted stock will vest in accordance with the vesting schedule of the options for which the restricted stock was exchanged. The Company has recorded a deferred compensation charge in the amount of $419,000 associated with the issuance of these shares. This compensation is being charged to income over the employees' service period.

Information regarding the Company's stock option plans is summarized below:



                                                             RESTRICTED
                                                             STOCK AND
                                                               OPTIONS          OPTIONS            WEIGHTED AVERAGE
                                                              AVAILABLE        GRANTED AND           OPTION PRICE
                                                              FOR GRANT        OUTSTANDING            PER SHARE
                                                              ---------        -----------            ---------
      Balance, December 31, 1998                              1,383,463         2,729,071               $11.11
         Restricted stock granted                               (40,000)               --                   --
         Restricted stock cancelled                              30,785                --                   --
         Additional shares authorized for grant                  50,000                --                   --
         Options granted                                     (1,040,226)        1,040,226                 5.92
         Exercised                                                   --          (484,815)               11.74
         Forfeited                                              183,284          (183,284)                4.87
                                                          -------------    --------------
      Balance, December 31, 1999                                567,306         3,101,198                 8.73
         Restricted stock cancelled                              50,000                --                   --
         Additional shares authorized for grant               2,800,000                --                   --
         Options granted                                     (1,570,294)        1,570,294                15.98
         Exercised                                                   --         (403,467)                11.03
         Forfeited                                              347,420         (347,420)                13.42
                                                          -------------    --------------
      Balance, December 31, 2000                              2,194,432         3,920,605                11.65
         Options granted                                     (1,274,336)        1,274,336                 5.88
         Restricted stock granted                            (3,219,236)               --                   --
         Restricted stock cancelled                              88,200                --                   --
         Exercised                                                   --            (2,015)                0.68
         Forfeited                                            4,799,573        (4,799,573)               10.28
                                                          -------------    --------------
      Balance, December 31, 2001                              2,588,633           393,353                $9.65
                                                          =============    ==============

Options exercisable at December 31:

                                                                             AVERAGE
                                                           OPTIONS         EXERCISE PRICE
                                                           -------         --------------
                                         2001               231,844           $10.08
                                         2000             1,658,044           $10.40
                                         1999             1,344,511           $11.99

The Company accounts for stock compensation costs in accordance with the provisions of APB No. 25, "Accounting for Stock Issued to Employees." Had compensation cost been determined based on the fair value at the grant dates for awards under the Company's stock plans in accordance with SFAS No. 123, "Accounting for Stock Based Compensation," the net loss would have been increased by $5.9 million ($0.12 per share) in 2001, $7.3 million ($0.15 per share) in 2000, and $6.2 million ($0.16 per share) in 1999. As required by SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 2001, 2000, and 1999: no historical dividend yield; an expected life of 10 years; historical volatility of 197% in 2001, 135% in 2000, and 115% in 1999, and risk-free rates of return ranging from 1.71% to 5.82%.

Exercise prices for options outstanding as of December 31, 2001, were as follows:


                                              OPTIONS OUTSTANDING                                    OPTIONS EXERCISABLE
                                              -------------------                                    -------------------
                                          NUMBER            WEIGHTED                             NUMBER
                                       OUTSTANDING          AVERAGE         WEIGHTED           EXERCISABLE           WEIGHTED
                                          AS OF           CONTRACTUAL       AVERAGE               AS OF              AVERAGE
               RANGE OF                 DECEMBER 31,         LIFE           EXERCISE            DECEMBER 31,         EXERCISE
               EXERCISE PRICES             2001            REMAINING         PRICE                 2001               PRICE
               ---------------             ----            ---------         -----                 ----               -----

               $ 0.66 - $ 4.61            37,500             9.02            $1.65                 5,000               $4.61
               $ 5.18 - $11.37           197,293             7.00             7.09               135,800                7.71
               $12.81 - $13.00            59,858             4.23            12.95                59,858               12.95
               $15.71 - $15.71            96,202             8.07            15.71                30,352               15.71
               $19.56 - $19.56             2,500             8.01            19.56                   834               19.56
                                         -------                                                 -------

                                         393,353             7.04            $9.65               231,844              $10.08
                                         =======             ====            =====               =======              ======

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

Company's net deferred tax assets.

                                                                                        DECEMBER 31,
                                                                             -------------------------------
                                                                                  2001              2000
                                                                                  ----              ----
                                                                                      (IN THOUSANDS)
        Net Operating Loss Carryforwards                                        $465,241         $407,803
        Deferred Taxes Related to Temporary Differences:
           Tangible asset bases, lives and depreciation methods                   (9,906)         (49,483)
           Other                                                                  83,508           67,698
                                                                             ------------      -----------
             Total deferred tax asset, net                                       538,843          426,018
        Less valuation allowance                                                (538,843)        (426,018)
                                                                             ------------      -----------
        Net deferred tax asset                                               $        --       $       --
                                                                             ============      ===========

Significant timing differences affecting deferred taxes in 2001 reflect the treatment of the sale of the satellite assets and XM Radio stock for financial reporting purposes compared to tax purposes. As of December 31, 2001, the Company had estimated net operating loss carryforwards ("NOLs") of $1.1 billion. In July 1999, as a result of the Company's investment in XM Radio which triggered a change in control as defined by the Internal Revenue Code, utilization of the Company's NOLs were limited to approximately $42.1 million per year. It is expected that, should the debt restructuring be successful, the Company will have triggered another change of control, which will further limit the utilization of the Company's NOLs. While the Company cannot yet determine the full extent of the limitation, it is expected to be material and may effectively eliminate the Company's ability to utilize a significant portion of its NOLs to offset future taxable income. The Company's NOLs expire between 2004 and 2021.


8. DEBT

                                                                                     DECEMBER 31,
                                                                                     ------------
                                                                                2000            1999
                                                                                ----            ----
                                                                                    (IN THOUSANDS)
                Senior Notes, net of discount                                 $329,371       $328,474
                Rare Medium note                                                26,910             --
                Senior Notes, net of discount - XM Radio                            --        261,298
                Bank Financing-- Term Loan Facility                                 --         40,000
                Bank Financing-- Revolving Credit Facility                          --         71,250
                Vendor Financing Commitment                                      3,316          8,492
                Deferred Trade Payables                                             --          2,212
                                                                            ----------          -----
                                                                               359,597        711,726
                Less current maturities                                        356,281          6,458
                                                                            ----------      ---------
                Long-term debt                                               $   3,316       $705,268
                                                                             =========       ========


$335 MILLION UNIT OFFERING

On March 31, 1998, Motient Holdings, a wholly-owned subsidiary of Motient, issued $335 million of Units (the "Units") consisting of 12 1/4% Senior Notes due 2008 (the "Senior Notes"), and one warrant to purchase 3.75749 shares of Common Stock of the Company for each $1,000 principal amount of Senior Notes (the "Warrants") at an exercise price of $12.51 per share. The Warrants were valued at $8.5 million and were recorded as a debt discount. A portion of the net proceeds of the sale of the Units were used to finance the Motient Communications Acquisition in 1998. In connection with the Senior Notes, Motient Holdings purchased approximately $112.3 million of restricted investments that were restricted for the payment of the first six interest payments on the Senior Notes. Interest payments are due semi-annually, in arrears, beginning October 1, 1998. As a result of the automatic application of certain adjustment provisions following the issuance of 7.0 million shares of Common Stock in a public offering in 1999, the exercise price of the warrants associated with the Senior Notes was reduced to $12.28 per share, the number of shares per warrant was increased to 3.83 shares for each $1,000 principal amount of Senior Notes, and the aggregate number of shares issuable upon exercise of such warrants was increased by 24,294. The additional Senior Note warrants and re-pricing were valued at $440,000. This was recorded as additional debt discount in the third quarter of 1999. The Senior Notes are fully guaranteed by Motient Corporation.

The Company failed to make a semi-annual interest payment due October 1, 2001, which failure constitutes an event of default under the Senior Notes. As a result of the Company's failure to make the required semi-annual interest payment, the missed interest payment will accrue interest at the annual rate of 13.25%. As a result of this event of default, the Company has classified the Senior Notes as current liabilities in the Consolidated Balance Sheet as of December 31, 2001.

As discussed above (see Note 1), the Company has filed a Chapter 11 bankruptcy petition which includes a plan of reorganization that would, if approved, cause the Senior Notes to be exchanged in full, including accrued interest thereon, for new equity of the reorganized Company.

RARE MEDIUM NOTES

In 2001 Motient received a total of $50 million from Rare Medium, and issued Rare Medium notes payable for such amount at 12.5% annual interest. These notes were collateralized by 5 million of the Company's XM Radio shares. On October 12, 2001, in accordance with the terms of the notes, the Company repaid $26.2 million of the Rare Medium notes, representing $23.8 million in principal and $2.4 million of accrued interest, in exchange for 5 million of its XM Radio shares. The $26.9 million of principal and accrued interest remaining outstanding at December 31, 2001 is unsecured.

As a result of the delivery of the shares of XM Radio common stock described above (see Note 1 - Liquidity and Financing Requirements), the maturity of the Rare Medium Notes was accelerated to November 19, 2001. The Rare Medium note is currently in default; and, therefore, the Company has classified the Rare Medium Notes as current liabilities in the accompanying Consolidated Balance Sheet. Under the Company's plan of reorganization, the Company expects that the Rare Medium notes will be cancelled and replaced by a new note in the principal amount of $19.0 million. The new note will be issued by a new subsidiary of Motient Corporation that will own 100% of Motient Ventures Holding Inc., which owns all of the Company's interests in MSV. The new note will have a term of 3 years and will carry interest at 9%. The new note would allow the Company to elect to accrue interest and add it to the principal, instead of paying interest in cash. The note will require that it be prepaid using 25% of the proceeds of any repayment of the $15 million note from MSV.

BANK FINANCING

In March 1998, the Company entered into a $200 million Bank Financing (the "Bank Financing") consisting of two facilities: (i) the Revolving Credit Facility, a $100 million unsecured five-year reducing revolving credit facility maturing March 31, 2003, and (ii) the Term Loan Facility, a $100 million five-year, term loan facility with up to three additional one-year extensions subject to the lenders' approval. In 1999, the Term Loan Facility was reduced to $41 million. In 2000, the Term Loan Facility was reduced to $40 million, and the Revolving Credit Facility was reduced to $77.25 million. During 2001, the Bank Financing was completely extinguished.

THE TERM LOAN FACILITY

The Term Loan Facility bore an interest rate, generally, of 100 basis points above London Interbank Offered Rate ("LIBOR"). The Term Loan Agreement did not include any scheduled amortization until maturity, but did contain certain provisions for prepayment based on certain proceeds received by the Company, unless otherwise waived by the banks and the Bank Facility Guarantors.

THE REVOLVING CREDIT FACILITY

The Revolving Credit Facility bore an interest rate, generally, of 100 basis points above LIBOR and was unsecured, with a negative pledge on the assets of Motient Holdings and its subsidiaries and ranked pari passu with the Senior Notes. Certain proceeds received by Motient Holdings were required to repay and reduce the Revolving Credit Facility, unless otherwise waived by the banks and the Bank Facility Guarantors.

THE GUARANTEES

In connection with the Bank Financing, Hughes Electronics Corporation, Singapore Telecommunications, Ltd. and Baron Capital Partners, L.P. (collectively, the "Bank Facility Guarantors"), extended separate guarantees of the obligations of each of Motient Holdings and the Company to the banks, which on a several basis aggregated to $200 million. In their agreement with each of Motient Holdings and the Company (the "Guarantee Issuance Agreement"), the Bank Facility Guarantors agreed to make their guarantees available for the Bank Financing. In exchange for the additional risks undertaken by the Bank Facility Guarantors in connection with the Bank Financing, the Company agreed to compensate the Bank Facility Guarantors, principally in the form of 1 million additional warrants and re-pricing of 5.5 million warrants previously issued in connection with the original Bank Facility (together, the "Guarantee Warrants"). The Guarantee Warrants were issued with an exercise price of $12.51 and were valued at approximately $17.7 million. The amounts initially assigned to the Guarantee Warrants and subsequent repricings are recorded as Common Stock Purchase Warrants and Unamortized Guarantee Warrants in the accompanying consolidated balance sheets. The amount assigned to Unamortized Guarantee Warrants was amortized to interest expense over the life of the related debt. On March 29, 1999, the Bank Facility Guarantors agreed to eliminate certain covenants contained in the Guarantee Issuance Agreement relating to earnings before interest, depreciation, amortization, and taxes ("EBITDA") and service revenue. In exchange for this elimination of covenants, the Company agreed to re-price their Guarantee Warrants, effective April 1,1999, from $12.51 to $7.50. The value of the re-pricing was approximately $1.5 million.

As a result of the automatic application of certain adjustment provisions following the issuance of the 7.0 million shares in the August 1999 public offering, the exercise price of the Guarantee Warrants was reduced to $7.3571 per share and the Guarantee Warrants became exercisable for an additional 126,250 shares. The additional Guarantee Warrants and re-pricing were valued at $2.4 million. Additionally, in June 2000, the Bank Facility Guarantors agreed to partially reduce the debt repayment requirements associated with the MSV transaction. In exchange, the Company further reduced the price of the Guarantee Warrants to $6.25, which was valued at $1.4 million. In 2001, the Bank Facility Guarantors agreed to waive certain repayment obligations under the Bank Financing. In exchange for these waivers, the Company repriced the warrants held by certain of the Bank Facility Guarantors from $6.25 to $1.31 per share, and issued new warrants to one Bank Facility Guarantor with an exercise price of $1.31 per share. The value of the repricing and warrant issuance was $2.3 million.

Further, in connection with the Guarantee Issuance Agreement, the Company had agreed to reimburse the Bank Facility Guarantors in the event that the Guarantors were required to make payment under the Bank Financing guarantees, and, in connection with this reimbursement commitment it provided the Bank Facility Guarantors a junior security interest with respect to the assets of the Company, principally its stockholdings in XM Radio and Motient Holdings.

DEBT EXTINGUISHMENTS

In 1999, the Company raised $116 million, net of underwriting discounts and expenses, through the issuance of 7.0 million shares of common stock in a public offering. Of the net proceeds, $59 million was used to pay down a portion of the Term Loan Facility. In 2000, the Company paid down and permanently reduced the Term Loan Facility by an additional $1 million with proceeds from stock and warrant exercises, and the Revolving Credit Facility was permanently reduced by $22.8 million with a portion of the proceeds of the MSV and Aether transactions. In 2001, the Company sold 2.5 million shares of XM Radio stock and used $8.5 million of the proceeds to permanently reduce the Term Loan Facility. Additionally, $12.25 million of proceeds from the Rare Medium Note were used to pay down and permanently reduce the Term Loan Facility.

On November 6, 2001, the agent for the bank lenders under the Bank Financing declared all loans under the Bank Financing immediately due and payable, due to the existence of several events of default under the Bank Financing. On the same date, the bank lenders sought payment in full from the Bank Financing Guarantors for the accelerated loan obligations. The Bank Facility Guarantors repaid all such loans on November 14, 2001 in the amount of approximately $97.6 million. As a result, the Company had a reimbursement obligation to the Bank Guarantors in the amount of $97.6 million, which included accrued interest and fees.

On November 19, 2001, the Company sold 500,000 shares of its XM Radio common stock through a broker for $9.50 per share, for aggregate proceeds of $4.75 million. The net proceeds from this sale were paid to the Bank Facility Guarantors, thereby reducing the amount of the Company's reimbursement obligation to the Bank Facility Guarantors by such amount. Also on November 19, 2001, the Company delivered all of its remaining 9,257,262 shares of XM Radio common stock to the Bank Facility Guarantors in full satisfaction of the entire remaining amount of its reimbursement obligations to the Bank Facility Guarantors. Upon delivery of these shares, the Bank Facility Guarantors released the Company from all of its remaining obligations to the Bank Facility Guarantors under the Bank Financing and the related guarantees and reimbursement and security agreements. The Company delivered 7,108,184 shares to Hughes Electronics Corporation, 964,640 shares to Singapore Telecommunications, Ltd., and 1,184,438 shares to Baron Capital Partners, L.P.

As a result of the permanent reductions of the Term Facility and Revolving Credit Facility, the Company recorded an extraordinary loss on extinguishment of debt of approximately $1.2 million in 2001, $3.0 million in 2000 and $12.1 million in 1999, which reflects the write-off, on a pro-rata basis, of unamortized Guarantee Warrants and deferred financing fees associated with the placement of the Bank Financing.

INTEREST RATE SWAP AGREEMENT

In connection with the Bank Financing, the Company entered into an interest rate swap agreement, with an implied annual rate of 6.51%. The swap agreement reduces the impact of interest rate increases on the Term Loan Facility. The Company paid a fixed fee of approximately $17.9 million for the swap agreement. In return, the counter-party is obligated to pay a variable rate equal to LIBOR plus 50 basis points, paid on a quarterly basis directly to the respective banks on behalf of the Company, on a notional amount of $100 million until the termination date of March 31, 2001. In connection with the pay down of a portion of the Term Loan Facility during 1999, the Company reduced the notional amount of its swap agreement from $100 million to $41 million and realized net proceeds of approximately $6 million due to early termination of a portion of the swap agreement. The interest rate swap expired in March 2001.

MOTOROLA VENDOR FINANCING

Motorola has entered into an agreement with the Company to provide up to $15 million of vendor financing, to finance up to 75% of the purchase price of additional network base stations. Loans under this facility bear interest at a rate equal to LIBOR plus 7.0% and will be guaranteed by the Company and each subsidiary of Motient Holdings. The terms of the facility require that amounts borrowed be secured by the equipment purchased therewith. Advances made during a quarter constitute a loan, which is then amortized on a quarterly basis over three years. As of December 31, 2001, $3.3 million was outstanding under this facility at an interest rate of 9.59%. As of December 31, 2000, $8.5 million was outstanding under this facility at interest rates ranging from 13.0% to 13.8%. As noted above, all principal payments under this arrangement have been deferred until January 1, 2003. No additional amounts are available for borrowing under this facility.

DEFERRED TRADE PAYABLES

The Company has arranged the financing of certain trade payables, which are included in current maturities in the accompanying consolidated balance sheets. As of December 31, 2000, $2.2 million of deferred trade payables were outstanding at rates ranging from 5.9% to 7.2%. No amounts were outstanding as of December 31, 2001.

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

ASSETS PLEDGED AND SECURED

All wholly owned subsidiaries of the Company are subject to financing agreements that limit the amount of cash dividends and loans that can be advanced to the Company. At December 31, 2001, all of the subsidiaries' net assets were restricted under these agreements. These restrictions will have an impact on Motient Corporation's ability to pay dividends.

COVENANTS

The debt agreements entered into by the Company contain various restrictions, covenants, defaults, and requirements customarily found in such financing agreements. Among other restrictions, these provisions include limitations on cash dividends, restrictions on transactions between Motient and its subsidiaries, restrictions on capital acquisitions, material adverse change clauses, and maintenance of specified insurance policies.

9. RELATED PARTIES

The Company has entered into transactions with various entities of Hughes Electronics Corporation, which included primarily the purchase by Motient of services, computer hardware and software, and computer maintenance agreements.

The Company has also entered into various transactions and agreements with Motorola, Inc. ("Motorola"), a Motient stockholder, which include the purchase by Motient of services, network hardware and software maintenance services, facility rentals, and network gateway fees. Additionally, Motorola has provided the Vendor Financing Commitment, which will be available to finance up to 75% of the purchase price of additional network base stations (see Note 8). As a result of Motorola's divestiture of a portion of their shares of Motient stock, they ceased to be a related party in 2000.

The following table represents a summary of all related party transactions.

                                                                             YEARS ENDED DECEMBER 31
                                                                             -----------------------
                                                                    2001              2000               1999
                                                                    ----              ----               ----
                                                                                  (IN THOUSANDS)
        Payments made to (from) related parties:
           Proceeds from the sale of assets to MSV               $(42,500)          $    --           $      --
           Operating expenses                                          125            3,433               4,496
           Funding of prepaid expenses to MSV                        4,000               --                  --
           Additions to property and equipment                          --            1,662               2,667
           Proceeds from debt issuance                                  --               --             (21,500)
           Payments on debt obligations                                 --            3,629               1,033
                                                               -----------      -----------        ------------
        Net payments to (from) related parties                  $ (38,375)          $ 8,724            $(13,304)
                                                               ===========      ===========        ============

        Due to (from) related parties:
           Operating expenses                                       $(521)             $163                $651
           Note Receivable from MSV                               (15,000)               --                  --
           Baron XM Radio convertible note                              --               --              50,138
           Vendor financing                                             --            8,756               4,604
           Satellite capacity/airtime revenue                           --               --                  (3)
           Capital acquisitions                                         --            1,095                 115
                                                               -----------      -----------        ------------
        Net amounts due (from ) to related parties               $(15,521)          $10,014             $55,505
                                                               ===========      ===========        ============

For the periods ended December 31, 2001 and 2000, the Company recorded revenue related to the MSV research and development agreement in the amount of $6.6 million and $3.7 million, respectively.

10. LEASES

CAPITAL LEASES

The Company leases certain office equipment, ground segment equipment and switching equipment under agreements accounted for as capital leases. Assets recorded as capital leases in the accompanying balance sheets include the following:

                                                                           DECEMBER 31,
                                                                           ------------
                                                                       2001          2000
                                                                       ----          ----
                                                                         (IN THOUSANDS)
                Switch equipment                                      $9,795        $16,740
                Ground segment equipment                                  --          7,263
                Office equipment                                       2,501          6,434
                Less accumulated amortization                         (3,353)       (16,116)
                                                                    ---------     ----------
                   Total                                              $8,943        $14,321
                                                                    =========     ==========

As a result of its default under the Senior Notes, the Company is deemed to be in default under one of its capital leases. The Company has classified this capital lease obligation as current in the accompanying balance sheet. The Company believes that this default will be cured upon the acceptance of the plan of reorganization, with no changes in the terms or amounts of the lease. The Company has not received notice from the lessor of a default.

OPERATING LEASES

The Company leases substantially all of its base station sites through cancelable operating leases. The majority of these leases provide for renewal options for various periods at their fair rental value at the time of renewal. In the normal course of business, the operating leases are generally renewed or replaced by other leases. Additionally, the Company leases certain facilities and equipment under arrangements accounted for as operating leases. Certain of these arrangements have renewal terms. Total rent expense, under all operating leases, and excluding amounts related to the consolidation of XM Radio in 1999 and 2000, approximated, $15.2 million, $13.4 million, and $12.5 million in 2001, 2000, and 1999, respectively.

At December 31, 2001, minimum future lease payments under noncancelable operating and capital leases are as follows:

                                                                              OPERATING          CAPITAL
                                                                              ---------          -------
                                                                                     (IN THOUSANDS)
                  2002                                                        $17,066            $4,783
                  2003                                                         10,332             5,341
                  2004                                                          8,118                --
                  2005                                                          5,198                --
                  2006 and thereafter                                           1,153                --
                                                                           ----------            -------
                     Total                                                    $41,867            10,124
                                                                           ==========
                  Less: Interest                                                                 (1,176)
                                                                                                 -------
                  Present value of minimum lease payments                                         8,948
                  Less: Current maturities, including those amounts
                  deemed to be in default                                                        (8,691)
                                                                                                 -------
                  Non current capital lease obligation                                           $  257
                                                                                                 ======

11. COMMITMENTS

COMMITMENTS

At December 31, 2001, we had remaining contractual commitments to purchase eLink and other subscriber equipment inventory in the amount of $844,000, all of which will be paid in 2002.

Additionally, we have other certain other minimum commitments associated with our operations that total approximately $50,000 and will be due in 2002.

The Company also has certain contingent and/or disputed obligations under its satellite construction contract, which contained flight performance incentives payable by the Company to the contractor if the satellite performed according to the contract. The Company has raised certain issues relating to payment of the flight performance incentives, as a result of certain performance and satellite health considerations. As a result of the sale of the satellite assets to MSV, any liabilities under this contract in respect of the period after November 26, 2001 will be the responsibility of MSV; however, the Company is responsible for any incentive payments deemed to have been earned prior to such date. The Company has recorded a liability of approximately $1.5 million associated with this contract. Under the Company's Chapter 11 bankruptcy plan of reorganization, if approved, any amounts that are deemed to be due by the Company will be converted, according to a formula set forth in the plan of reorganization, into new equity of the restructured company; however, there can be no assurance that this plan will be approved and that these amounts will not become payable in cash.

12. EMPLOYEE BENEFITS

DEFINED CONTRIBUTION PLAN

The Company sponsors a 401(k) defined contribution plan ("401(k) Savings Plan") in which all employees of Motient can participate. The 401(k) Savings Plan provides for (i) a Company match of employee contributions, in the form of Common Stock, at a rate of $1 for every $1 of an employee's contribution not to exceed 4% of an employee's eligible compensation, (ii) a discretionary annual employer non-elective contribution, (iii) the option to have plan benefits distributed in the form of installment payments, and (iv) the reallocation of forfeitures, if any, to active participants. The Company's matching expense was $1.1 million for 2001, $1.4 million for 2000 and $1.1 million for 1999. During 2001, the Company authorized an additional 5,025,000 shares for the Defined Contribution Plan, and authorized an additional 268,000 shares in January 2002.

In 2001, effective January 2002, the Company amended its 401(k) Savings Plan to make the matching contribution discretionary, as well as to allow the match to be made in either cash or shares of Common Stock, at the Company's sole discretion.

EMPLOYEE STOCK PURCHASE PLAN

The Company has an Employee Stock Purchase Plan ("Stock Purchase Plan") to allow eligible employees to purchase shares of the Company's Common Stock at 85% of the lower of market value on the first and last business day of the six-month option period. An aggregate of 217,331 shares, 30,687 shares, and 90,867 shares of Common Stock were issued under the Stock Purchase Plan in 2001, 2000, and 1999, respectively.

Effective January 2002, the Company discontinued the Stock Purchase Plan.

13. BUSINESS ACQUISITIONS AND  DISPOSITIONS

SALE OF RETAIL TRANSPORTATION BUSINESS  TO AETHER SYSTEMS

In November 2000, the Company sold its retail transportation business to Aether Systems, Inc. Concurrently, Aether entered into two long-term, prepaid network airtime agreements with a total value of $20 million, of which $5 million was paid at closing, pursuant to which Aether will purchase airtime on the Company's satellite and terrestrial networks. Aether also became an authorized reseller of the Company's eLink and BlackBerry TM by Motient wireless email service offerings. Aether acquired all of the assets used or useful in the retail transportation business, and assumed the related liabilities. Aether also purchased the existing inventory in the business, and was granted a perpetual license to use and modify any intellectual property owned by or licensed to the Company in connection with the business.

The purchase price for these assets was $45 million, plus the then-current book value of the inventory for the business. All of this amount was paid at closing, except for $10 million which was escrowed, and $3.7 million which was payable upon collection of certain accounts receivable sold to Aether. As of March 15, 2002, approximately $2.2 million of the outstanding accounts receivable had been received by Motient. On October 11, 2001, the $10 million escrow was paid to Motient. At the time of this release, the Company also agreed to modify certain terms of its network capacity agreements with Aether. The Company recorded a gain of $8.3 million, representing the difference between the net proceeds of the escrow received and the amount deferred pursuant to the modification of the network capacity agreements in 2001. The net book value of assets sold to

Aether was $14.3 million.

MSV

On June 29, 2000, the Company formed a joint venture subsidiary, MSV, and received 80% of the membership interests. The remaining 20% interests in MSV were owned by three investors unrelated to Motient. Through November 26, 2001, MSV used the Company's satellite network to conduct research and development activities. The other investors paid $50 million to MSV (in the aggregate), in exchange for their 20% interest. Of the $50 million payment received by MSV, $6.0 million was retained by MSV to fund certain research and development activities, $24 million was paid to Motient Services Inc. ("Motient Services"), which owned Motient's satellite and related assets, as a deposit on the purchase of the satellite assets, and $20 million was paid to Motient Services for the use of the satellite and frequency under a research and development agreement.

The $44 million received by Motient Services was allocated to the deferred revenue related to the research and development agreement, asset purchase deposit and the Investors' right to convert their minority interest in MSV into shares of the Company's common stock, based on each component's estimated fair value. Based on an independent valuation, the Company assigned approximately $18.6 million to the Investors' conversion right, which is recorded as common stock warrants in the accompanying consolidated balance sheets. The research and development agreement and asset purchase deposit were assigned relative fair values of approximately $14.6 million and $10.8 million, respectively, and, as of December 31, 2000, were reflected in the accompanying consolidated balance sheet as other long-term liabilities. The funds received pursuant to the research and development agreement were being recognized as service revenue over two years until November 2001. All remaining unamortized balances were written off as part of the gain on the sale of the satellite assets, discussed below.

On November 26, 2001, Motient sold the assets comprising its satellite communications business to MSV, as part of a transaction in which certain other parties joined the venture, including TMI Communications and Company Limited Partnership ("TMI"), the Canadian satellite services provider. In consideration for its satellite business assets and in addition to the $44 million received in June 2000, Motient received the following: (i) a $45 million cash payment paid at closing, of which $4 million was held by MSV to fund certain of the Company's future obligations to MSV, such as rent and utilities, through November 2003 and
(ii) a 5-year $15 million note. In this transaction, TMI also contributed its satellite communications business assets to MSV. In addition, Motient purchased a $2.5 million convertible note issued by MSV, and certain other investors, including a subsidiary of Rare Medium Group, Inc. ("Rare Medium"), purchased a total of $52.5 million of convertible notes. The Company realized a gain of approximately $35.5 million on the sale of its net assets; however, 80% of the gain, or $28.4 million, was deferred and will be recognized over 5 years.

Assuming that all of the convertible notes issued in such transaction are converted into limited partnership units of MSV, Motient would have a 33.3% equity interest in MSV.

MSV has also filed a separate application with the FCC with respect to MSV's plans for a new generation satellite system utilizing ancillary terrestrial base stations. Within 90 days of the receipt of approval from the FCC, and provided that such approval occurs by March 31, 2003, certain of the investors in MSV will invest an additional $50 million in MSV and receive additional Class A Preferred Units. Upon consummation of such additional investment, an $11.5 million note to TMI and the $15 million note to Motient will be repaid in full, and Motient's ownership interest in MSV will be reduced to approximately 25.5%

XM RADIO

On July 7, 1999, the Company acquired all outstanding debt and equity interests in XM Radio from the other investor, other than a $75 million loan from the other investor in XM Radio, in exchange for approximately 8.6 million shares of the Company's common stock (the "XM Acquisition"). The total consideration given for the purchase of XM Radio was $129 million. The Company also incurred approximately $0.9 million for certain acquisition related expenses. In conjunction with the XM Acquisition, XM Radio was recapitalized and issued an $82 million convertible note receivable to the Company. This note was convertible into Class B common shares of XM Radio and was subsequently converted, see below. Concurrently with this transaction, XM Radio issued $250 million of Series A subordinated convertible notes to several new strategic and financial investors, including General Motors Corporation, Clear Channel Investments, DIRECTV, Telcom Ventures, Columbia Capital and Madison Dearborn Partners. XM Radio used $75 million of the proceeds from these notes to repay the outstanding loan payable to the former investor. As a result of these transactions, the Company owned all of the issued and outstanding stock of XM Radio as of July 7, 1999.

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

Prior to July 7, 1999, the Company's proportionate share of XM Radio's losses were included in the accompanying statement of operations pursuant to the equity method of accounting. The acquisition was accounted for under the purchase method of accounting for business combinations. The purchase price was assigned to the assets and liabilities of XM Radio based on their estimated fair values on the date of the acquisition. Subsequent to the date of acquisition and upon valuation of certain intangibles and licenses, the fair value of the assets acquired in excess of the purchase price was $3.2 million was allocated proportionately to the non-current assets acquired in the acquisition. The results of XM Radio are included in the consolidated financial statements as of the effective date of the acquisition, July 7, 1999 through December 31, 1999, and for all of 2000.

On a pro forma basis, assuming the XM Acquisition had been consummated on January 1, 1999, the following results would have been reflected. The pro forma results are based on historical information and do not necessarily reflect the actual results that would have occurred if the combination occurred at the beginning of 1999, nor reflects the future results of the combined entity.

                                                                       1999
                                                                     --------
                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
            Revenue                                                   $91,071
            Loss before extraordinary item                           (320,467)
            Net Loss                                                 (332,599)
            Loss per share                                            (7.53)

In January 2001, pursuant to Federal Communication Commission ("FCC") approval to cease to control XM Radio, the number of directors that the Company appointed to XM Radio's Board of Directors was reduced to less than 50% of XM Radio's directors, and the Company converted a portion of its super-voting Class B Common Stock of XM Radio to Class A Common Stock. As a result, the Company ceased to control XM Radio, and as of January 1, 2001, the Company accounted for its investment in XM Radio pursuant to the equity method of accounting.

In January and February 2001, the Company sold, in two separate transactions, 2 million shares of its XM Radio Class A Common Stock, at an average price of $16.77 per share, for total proceeds of $33.5 million. In October 2001, as noted above, the Company repaid $26.2 million of the Rare Medium notes in exchange for 5 million of its XM Radio shares. On November 19, 2001, the Company sold 500,000 shares of its XM Radio common stock through a broker for $9.50 per share, for aggregate proceeds of $4.75 million. Also on November 19, 2001, the Company delivered all of its remaining 9,257,262 shares of XM
Radio common stock to the Bank Guarantors in full satisfaction of the entire remaining amount of the Company's reimbursement obligations to the Bank Guarantors. As of November 19, 2001, the Company ceased to have any interest in XM Radio.

In anticipation of the exchange of the XM Radio shares for debt, the Company recorded an impairment loss of $81.5 million. This loss represents the write down of the Company's investment in XM Radio to the fair market value on the date of the exchange. Upon the actual exchange of shares, the Company recognized a net extraordinary gain of $10.0 million, which represented the difference between the fair market value of the XM Radio stock as compared to the value of the debt cancelled in exchange for the shares.

14. LEGAL AND REGULATORY MATTERS

LEGAL

The Company filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code on January 10, 2002. For further details regarding this proceeding, please see "Item 1 - Motient's Chapter 11 Filing," which is incorporated herein by reference.

The Company is aware of two purported class action lawsuits filed by holders of Rare Medium common stock challenging the previously proposed merger of Motient and Rare Medium Group, Inc. that was terminated: In re Rare Medium Group, Inc. Shareholders Litigation, C.A. No. 18879 NC (cases filed in Delaware Chancery Court between May 15, 2001 and June 7, 2001, and consolidated by the Court on June 22, 2001) , and Brickell Partners v. Rare Medium Group, Inc., et al., N.Y.S. Index No. 01602694 (filed in the New York Supreme Court on May 30, 2001). Both complaints name Rare Medium, members of Rare Medium's board of directors, the holders of Rare Medium preferred stock and certain of their affiliated entities, and Motient as defendants. The complaints allege that the defendants breached duties allegedly owed to the holders of Rare Medium common stock in connection with the merger agreement, and include allegations that: (1) the holders of Rare Medium preferred stock engaged in self-dealing in the proposed merger; (2) the Rare Medium board of directors allegedly breached its fiduciary duties by agreeing to distribute the merger consideration differently among Rare Medium's common and preferred shares; and (3) Motient allegedly aided and abetted the supposed breaches of fiduciary duties. The complaints sought to enjoin the proposed merger, and also sought compensatory damages in an unspecified amount.

Rare Medium, the Company, and the holders of Rare Medium preferred stock have filed motions to dismiss the Delaware complaint, while Rare Medium and the holders of Rare Medium preferred stock have filed motions to stay discovery in the Delaware lawsuit. Plaintiffs have failed to respond to any of these motions. In light of the termination of the proposed merger and the plaintiff's failure to pursue their claims, the Company believes that the Delaware lawsuit will be dismissed as moot.

Rare Medium and the holders of Rare Medium preferred stock have also filed a motion to dismiss or stay the New York lawsuit. The Company was never served with process in the New York lawsuit, and thus filed no motion to dismiss. However, the Company has been informed by Rare Medium that an unopposed motion by Rare Medium to dismiss the New York lawsuit as moot was granted on February 21, 2002, and that Rare Medium will present to the court a final judgment to conclude this litigation.

REGULATORY

The terrestrial two-way wireless data network used in Motient's wireless business is regulated to varying degrees at the federal, state, and local levels. Various legislative and regulatory proposals under consideration from time to time by Congress and the Federal Communications Commission, or FCC, have in the past materially affected and may in the future materially affect the telecommunications industry in general, and Motient's wireless business in particular. In addition, many aspects of regulation at the federal, state and local level currently are subject to judicial review or are the subject of administrative or legislative proposals to modify, repeal, or adopt new laws and administrative regulations and policies. Neither the outcome of these proceedings nor their impact on Motient's operations can be predicted at this time.


The ownership and operation of the Company's terrestrial network is subject to the rules and regulations of the FCC, which acts under authority established by the Communications Act of 1934 and related federal laws. Among other things, the FCC allocates portions of the radio frequency spectrum to certain services and grants licenses to and regulates individual entities using that spectrum. Motient operates pursuant to various licenses granted by the FCC.

The Company is subject to the Communications Assistance for Law Enforcement Act, or CALEA. Under CALEA, the Company must ensure that law enforcement agencies can intercept certain communications transmitted over its networks. The deadline for complying with the CALEA requirements and any rules subsequently promulgated was June 30, 2000. The Company has pending with the FCC a petition for an extension of the deadline with respect to certain of its equipment, facilities, and services and the Company has been working with law enforcement to arrive at an agreement on a further extension of this deadline and on an extension of the deadline for other Motient equipment, facilities, and services. It is possible that the Company may not be able to comply with all of CALEA's requirements or do so in a timely manner. Where compliance with any requirement is deemed by the FCC to be not "reasonably achievable," the Company may be exempted from such requirement. Should the Company not be exempted from complying, of if federal funds are not available to the Company to assist in the funding of any required changes , the requirement to comply with CALEA could have a material adverse effect on the conduct of the Company's business.

The Company is also subject to the FCC's universal service fund, which supports the provision of affordable telecommunications to high-cost areas, and the provision of advanced telecommunications services to schools, libraries, and rural health care providers. All of the terrestrial network revenue falls within excluded categories, thereby eliminating the Company's universal service assessments. There can be no assurances that the FCC will retain the exclusions or its current policy regarding the scope of a carrier's contribution base. The Company may also be required to contribute to state universal service programs. The requirement to make these state universal service payments, the amount of which in some cases may be subject to change and is not yet determined, may have a material adverse impact on the conduct of the Company's financial results.

The Company believes that it has licenses for a sufficient number of channels to meet its current capacity needs on the terrestrial network. To the extent that additional capacity is required, the Company may participate in other upcoming auctions or acquire channels from other licensees.

In November 2001, Nextel proposed, in a "white paper" to the FCC, that certain of its wireless spectrum in the 700 MHz band, lower 800 MHz band, and 900 MHz band be exchanged for spectrum in the upper 800 MHz band and in the 2.1 GHz band. Nextel stated that it was making this proposal to address existing inadvertent interference problems for public safety communications systems caused by the existing spectrum allocation. Nextel's proposal addresses this problem by creating blocks of contiguous spectrum to be shared by public safety agencies. The Nextel proposal, as submitted to the FCC, would require either (i) that Motient continue to operate using its existing lower 800 MHz band spectrum on a secondary, non-interfering basis with the public safety agencies who would be relocated in the same spectrum, or (ii) that Motient relocate, at its own expense, to other spectrum in the 700 MHz or 900 MHz bands. Motient believes it is highly unlikely that it could continue to operate in the lower 800 MHz bands on a secondary, non-interfering basis. If Motient is required to relocate to spectrum in the 700 MHz or 900 MHz bands, it would incur substantial operational and financial costs, including costs relating to: manufacturing replacement infrastructure and user hardware to operate on Motient's network in the 700 MHz or 900 MHz bands, disruptions to existing customers as a result of the relocation to other spectrum bands, possible diminished data speed, and coverage gaps. There are also potential problems with the 700 MHz and 900 MHz bands that might make it difficult, if not impossible, for Motient to duplicate its existing operations in the 800 MHz band.

On March 14, 2002, the FCC adopted a notice of proposed rulemaking exploring options and alternatives for improving the spectrum environment for public safety operations in the 800 MHz band. The Company does not believe its operations will be impacted until the Commission adopts final rules in that proceeding and it cannot predict what actions the FCC will take.

The effectiveness of the Company's plan of reorganization is subject to approval by the FCC of the change of control of the Company that will occur as a result of the plan. The Company submitted its change of control application to the FCC on March 7, 2002. The change of control application is subject to a 30-day period for the filing of public comments. The Public Notice of the change of control application was released on March 13, 2002.

See "Item 1 - Business - Regulation" for further details.

15. SUPPLEMENTAL CASH FLOW INFORMATION


                                                                            YEARS ENDED DECEMBER 31,

                                                                         2001          2000       1999
                                                                         ----          ----       ----
                                                                                 (IN THOUSANDS)
Cash payments for interest                                            $  26,240    $  52,568    $  43,590

Noncash investing and financing activities:

     Leased asset and related obligations                                   632        1,238          204
     Issuance of Common Stock for acquisitions                             --           --        129,213
     Issuance of Restricted Stock                                           419                       190
     Cancellation of Restricted Stock                                      (264)      (1,053)        (504)
     Additional deferred compensation on non-cash compensation              580          951        5,322
     Issuance and repricing of Common Stock Purchase Warrants             2,326        6,202        4,290
     Capital (loss) gain in connection with the sale of stock by XM
      Radio                                                             (12,180)      29,545       80,663
     Conversion of the XM Radio Note Receivable                            --           --         13,038
     Non-cash interest capitalized by XM Radio                             --         16,302         --
     XM Radio accrued system milestone payments                            --         30,192       15,500
     Vendor financing for property in service                              --          6,937        4,191
     Use of deposit for XM Radio terrestrial repeater contract             --          3,422         --
     Issuance of Common Stock under the Defined Contribution Plan         1,151        1,131        1,115

In connection with the pay downs of the Term Loan Facility and Revolver Loan Facilities, the Company's extraordinary loss on extinguishment of debt includes the write off of all unamortized deferred financing fees associated with the placement of the Bank Facility and of the unamortized portion of the Guarantee Warrants that were held by shareholder guarantors of the Bank Facility.

16. SUBSEQUENT EVENTS

On January 10, 2002, the Company and certain of its subsidiaries filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Company's Amended Joint Plan of Reorganization was filed with the U.S. Bankruptcy Court for the Eastern District of Virginia on February 28, 2002. The cases are being jointly administered under the case name "In Re Motient Corporation, et. al.," Case No. 02-80125.

The plan generally provides that holders of the Senior Notes will exchange their notes for new Motient stock to be issued pursuant to the plan. Shares of common stock held by existing common stockholders will be cancelled, and the existing common stockholders will receive warrants with a nominal strike price to purchase 5 percent of the new common stock (on a fully diluted basis) in the reorganized company. The warrants will have a term of two years and will be exercisable once the holders of the senior notes have recovered 105 percent of the face amount of their investment. Warrants or options to purchase existing common stock that are outstanding as of the effective date will be cancelled.

Further details regarding the plan are contained in Motient's Disclosure Statement with respect to the plan, which is filed as Exhibit 10.61 to this Annual Report on Form 10-K.

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

The Senior Notes are jointly and severally guaranteed on full and unconditional basis by the Subsidiary Guarantors and Motient Parent. The following unaudited condensed consolidating information for these entities presents:

    - Condensed consolidating balance sheets as of December 31, 2001 and 2000, the condensed consolidating statements of operations and cash flows for the years ended December 31, 2001, 2000 and 1999, and the condensed consolidating statements of stockholders' (deficit) equity for the period January 1, 1999 through December 31, 2001.

    -  Elimination entries necessary to combine the entities comprising Motient.

                      CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 2001

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                                              CONSOLIDATED                            CONSOLIDATED
                                         SUBSIDIARY   MOTIENT                   MOTIENT      MOTIENT                     MOTIENT
                                         GUARANTORS   HOLDINGS   ELIMINATIONS   HOLDINGS      PARENT     ELIMINATIONS     PARENT
                                         ----------   --------   ------------   --------      ------     ------------     ------
                                                                            ASSETS
CURRENT ASSETS:
   Cash and cash equivalents             $  33,387    $      --    $      --    $  33,387    $      --           --    $  33,387
   Accounts receivable -- trade, net        11,491           --           --       11,491           --           --       11,491
   Inventory                                 6,468           --           --        6,468           --           --        6,468
   Investment in/due from subsidiary           521           --           --          521           --           --          521
   Deferred equipment costs                 13,662           --           --       13,662           --           --       13,662
   Other current assets                     16,113           --           --       16,113          453           --       16,566
                                         ---------    ---------    ---------    ---------    ---------      -------    ---------
   Total current assets                     81,642           --           --       81,642          453           --       82,095
PROPERTY AND EQUIPMENT -- NET               64,001           --           --       64,001           --           --       64,001
GOODWILL AND INTANGIBLES -- NET             51,631           --           --       51,631           --           --       51,631
DEFERRED CHARGES AND OTHER                                                                          --
ASSETS -- NET                                4,487        7,403           --       11,890                        --      11,890
                                         ---------    ---------    ---------    ---------    ---------      -------    ---------
   Total assets                          $ 201,761    $   7,403    $      --    $ 209,164    $     453           --    $ 209,617
                                         =========    =========    =========    =========    =========      =======    =========

                                                               LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued
     expenses                            $  17,009    $  31,473    $      --    $  48,482    $   1,864    $      --    $  50,346
   Senior Notes, net of discount -- in
     default                                    --      329,371           --      329,371           --           --      329,371
   Obligations under capital leases
     due within one year                     8,691           --           --        8,691           --           --        8,691
   Rare Medium Notes -- in default              --           --           --           --       26,910           --       26,910
   Deferred equipment revenue               13,662                                 13,662           --           --       13,662
   Deferred revenue and  other
     liabilities                            15,781           --           --       15,781           --           --       15,781
                                         ---------    ---------    ---------    ---------    ---------      -------    ---------
   Total current liabilities                55,143      360,844           --      415,987       28,774           --      444,761

DUE TO PARENT/AFFILIATE                    828,236     (106,293)    (721,943)          --      258,648     (258,648)          --
LONG-TERM LIABILITIES:
   Note payable to/from Issuer/ Parent          --       11,500           --       11,500      (11,500)          --           --
   Vendor Financing Commitment               3,316           --           --        3,316           --           --        3,316
   Capital lease obligations                   257           --           --          257           --           --          257
   Other long-term liabilities              36,752           --           --       36,752           --           --       36,752
                                         ---------    ---------    ---------    ---------    ---------      -------    ---------
     Total long-term liabilities            40,325       11,500           --       51,825      (11,500)                   40,325
     Total liabilities                     923,704      266,051     (721,943)     467,812      275,922     (258,648)     485,086
STOCKHOLDERS' (DEFICIT) EQUITY            (721,943)    (258,648)     721,943     (258,648)    (275,469)     258,648     (275,469)
                                         ---------    ---------    ---------    ---------    ---------      -------    ---------
   Total liabilities, minority
     interest and stockholders'
     (deficit) equity                    $ 201,761    $   7,403    $      --    $ 209,164    $     453    $      --    $ 209,617
                                         =========    =========    =========    =========    =========      =======    =========

                      CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 2000

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                                       CONSOLIDATED
                                                          SUBSIDIARY        MOTIENT                      MOTIENT        MOTIENT
                                                          GUARANTORS       HOLDINGS    ELIMINATIONS      HOLDINGS        PARENT
                                                          ----------       --------    ------------     ---------       -------
                                                                                         ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                              $     2,520    $        --    $        --    $     2,520    $        --
   Accounts receivable - trade, net                            14,421             --             --         14,421             --
   Inventory                                                   16,990             --             --         16,990             --
   Restricted short-term investments                               --         20,709             --         20,709             --
   Investment in/due from subsidiary                              502        130,856       (130,856)           502       (260,952)
   Deferred equipment costs                                    16,173             --             --         16,173             --
   Other current assets                                        21,423             --             --         21,423            857
                                                          -----------    -----------    -----------    -----------    -----------
   Total current assets                                        72,029        151,565       (130,856)        92,738       (260,095)
PROPERTY AND EQUIPMENT - NET                                  127,044             --        (10,843)       116,201             --
XM RADIO SYSTEM UNDER CONSTRUCTION                                 --             --             --             --             --
GOODWILL AND INTANGIBLES - NET                                 51,842             --             --         51,842             --
INVESTMENT IN XM RADIO                                             --             --             --             --        288,064
RESTRICTED INVESTMENTS                                              2            582             --            584         10,633

DEFERRED CHARGES AND OTHER ASSETS - NET                        11,957         18,177             --         30,134          1,605
                                                          -----------    -----------    -----------    -----------    -----------
   Total assets                                           $   262,874    $   170,324    $  (141,699)   $   291,499    $    40,207
                                                          ===========    ===========    ===========    ===========    ===========

                                                     LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                  $    26,628    $    11,029             $-    $    37,657    $     1,323
   Obligations under capital leases due within one year         4,034             --             --          4,034             --
   Current portion long-term debt                               6,458             --             --          6,458             --
   Deferred equipment revenue                                  16,173             --             --         16,173             --
   Deferred revenue and  other liabilities                     17,676             --             --         17,676             --
                                                          -----------    -----------    -----------    -----------    -----------
   Total current liabilities                                   70,969         11,029             --         81,998          1,323

DUE TO PARENT/AFFILIATE                                       808,570             --       (808,633)           (63)            --
LONG-TERM LIABILITIES:
   Note payable to/from Issuer/ Parent                             --         14,000             --         14,000        (14,000)
   Obligations under Bank Financing                                --         71,250             --         71,250         40,000
   Senior Notes, net of discount                                   --        328,474             --        328,474             --
   Other long-term debt                                         4,246             --             --          4,246             --
   Capital lease obligations                                    7,863             --             --          7,863             --
   Deferred revenue and  other liabilities                     38,160             --             --         38,160             --
                                                          -----------    -----------    -----------    -----------    -----------
     Total long-term liabilities                               50,269        413,724             --        463,993         26,000
     Total liabilities                                        929,808        424,753       (808,633)       545,928         27,323
MINORITY INTEREST                                                  --             --             --             --             --
STOCKHOLDERS' (DEFICIT) EQUITY                               (666,934)      (254,429)       666,934       (254,429)        12,884
                                                          -----------    -----------    -----------    -----------    -----------
   Total liabilities, minority interest and
   stockholders' (deficit) equity                         $   262,874    $   170,324    $  (141,699)   $   291,499    $    40,207
                                                           ===========    ===========    ===========    ===========    ===========


                                                                                              CONSOLIDATED
                                                                       XM                        MOTIENT
                                                                     RADIO     ELIMINATIONS      PARENT
                                                                 -----------    -----------    ----------
CURRENT ASSETS:
   Cash and cash equivalents                                     $   224,903             --    $   227,423
   Accounts receivable - trade, net                                       --             --         14,421
   Inventory                                                              --             --         16,990
   Restricted short-term investments                                  95,277             --        115,986
   Investment in/due from subsidiary                                      --        260,952            502
   Deferred equipment costs                                               --             --         16,173
   Other current assets                                                8,815             --         31,095
                                                                 -----------    -----------    -----------
   Total current assets                                              328,995        260,952        422,590
PROPERTY AND EQUIPMENT - NET                                          59,505             --        175,706
XM RADIO SYSTEM UNDER CONSTRUCTION                                   805,563         (5,081)       800,482
GOODWILL AND INTANGIBLES - NET                                        24,001        (13,375)        62,468
INVESTMENT IN XM RADIO                                                    --       (288,064)            --
RESTRICTED INVESTMENTS                                                65,889             --         77,106

DEFERRED CHARGES AND OTHER ASSETS - NET                                9,265         (7,642)        33,362
                                                                 -----------    -----------    -----------
   Total assets                                                  $ 1,293,218    $   (53,210)   $ 1,571,714
                                                                 ===========    ===========    ===========

                                     LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                         $    66,769    $        --    $   105,749
   Obligations under capital leases due within one year                  556             --          4,590
   Current portion long-term debt                                         --             --          6,458
   Deferred equipment revenue                                             --             --         16,173
   Deferred revenue and  other liabilities                               441             --         18,117
                                                                 -----------    -----------    -----------
   Total current liabilities                                          67,766             --        151,087

DUE TO PARENT/AFFILIATE                                                   63             --             --
LONG-TERM LIABILITIES:
   Note payable to/from Issuer/ Parent                                    --             --             --
   Obligations under Bank Financing                                       --             --        111,250
   Senior Notes, net of discount                                     261,298             --        589,772
   Other long-term debt                                                   --             --          4,246
   Capital lease obligations                                           1,367             --          9,230
   Deferred revenue and  other liabilities                             6,772             --         44,932
                                                                 -----------    -----------    -----------
     Total long-term liabilities                                     269,437             --        759,430
     Total liabilities                                               337,266             --        910,517
MINORITY INTEREST                                                         --        648,313        648,313
STOCKHOLDERS' (DEFICIT) EQUITY                                       955,952       (701,523)        12,884
                                                                 -----------    -----------    -----------
   Total liabilities, minority interest and
   stockholders' (deficit) equity                                  1,293,218    $   (53,210)   $ 1,571,714
                                                                 ===========    ===========    ===========

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2001

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                                             CONSOLIDATED                             CONSOLIDATED
                                      SUBSIDIARY     MOTIENT                   MOTIENT      MOTIENT                     MOTIENT
                                      GUARANTORS    HOLDINGS   ELIMINATIONS    HOLDINGS      PARENT     ELIMINATIONS     PARENT
                                      ----------    --------   ------------    --------      ------     ------------     ------
REVENUES

     Services and related revenues     $  71,072    $      --    $      --    $  71,072      $   1,200    $  (1,200)   $  71,072
     Sales of equipment                   22,221           --           --       22,221             --           --       22,221
                                       ---------    ---------    ---------    ---------      ---------    ---------    ---------
       Total Revenues                     93,293           --           --       93,293          1,200       (1,200)      93,293
COSTS AND EXPENSES

   Cost of service and operations         72,809           --           --       72,809             --           --       72,809
   Cost of equipment sold                 34,611           --           --       34,611             --           --       34,611
   Sales and advertising                  23,749           --           --       23,749             --           --       23,749
   General and administrative             18,234        1,313           --       19,547          1,626       (1,200)      19,973
   Restructuring charges                   4,739           --           --        4,739             --           --        4,739
   Depreciation and amortization          34,338           --           --       34,338         (1,930)          --       32,408
                                       ---------    ---------    ---------    ---------      ---------    ---------    ---------
   Operating Loss                        (95,187)      (1,313)          --      (96,500)         1,504           --      (94,996)

Interest and other income                    533       15,553      (15,374)         712          1,325         (909)       1,128
Interest Expense                         (17,218)     (52,738)      15,374      (54,582)        (8,002)         909      (61,675)
Gain on sale of transportation and
   satellite assets                       15,863           --           --        15,863            --           --       15,863
Gain on call option                           --           --           --           --          1,511           --        1,511
Costs associated with debt
   restructuring                              --       (1,254)          --       (1,254)            --           --       (1,254)
Rare Medium merger costs                      --           --           --           --         (4,054)          --       (4,054)
Gain on sale of XM Radio shares               --           --           --           --             68           --           68
XM Radio equity investment
   impairment charge                          --           --           --           --        (81,467)          --      (81,467)
Equity in loss of subsidiaries                --      (96,009)      96,009           --       (203,272)     137,302      (65,970)
                                       ---------    ---------    ---------    ---------      ---------    ---------    ---------
Net Loss before Extraordinary Item,
 Preferred Dividend, and Beneficial
 Conversion Charge                       (96,009)    (135,761)      96,009     (135,761)      (292,387)     137,302     (290,846)
Extraordinary Loss on Extinguishment
  of Debt                                     --       (1,541)          --       (1,541)           298           --       (1,243)
                                       ---------    ---------    ---------    ---------      ---------    ---------    ---------
Net Loss Attributable to Common
  Shareholders                         $ (96,009)   $(137,302)   $  96,009    $(137,302)     $(292,089)   $ 137,302    $(292,089)
                                       =========    =========    =========    =========      =========    =========    =========

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2000

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                                 CONSOLIDATED
                                                  SUBSIDIARY        MOTIENT                         MOTIENT          MOTIENT
                                                  GUARANTORS        HOLDINGS     ELIMINATIONS       HOLDINGS          PARENT
                                                  ----------        --------     ------------       --------          ------
REVENUES

   Services and related revenues                   $  73,479             $--             $--       $  73,479       $   1,200
   Sales of equipment                                 26,372              --              --          26,372              --
                                                   ---------       ---------       ---------       ---------       ---------
       Total Revenues                                 99,851              --              --          99,851           1,200
COSTS AND EXPENSES
   Cost of service and operations                     75,528              --              --          75,528              --
   Cost of equipment sold                             32,843              --              --          32,843              --
   Sales and advertising                              35,337              --              --          35,337             117
   General and administrative                         20,260           1,348              --          21,608           1,125
   Depreciation and amortization                      34,295              --              --          34,295              --
                                                   ---------       ---------       ---------       ---------       ---------
   Operating Loss                                    (98,412)         (1,348)             --         (99,760)            (42)

Interest and other income                                583          18,357         (15,747)          3,193           1,375
Interest expense                                     (17,984)        (55,346)         15,747         (57,583)         (5,667)
Gain on sale of transportation assets                  5,691              --              --           5,691              --
Gain on  Note Payable to Related Party                    --              --              --              --          36,779
Minority interest in loss of subsidiaries                 --              --              --              --              --
Equity in loss of subsidiaries                            --        (110,122)        110,122              --        (170,934)
                                                   ---------       ---------       ---------       ---------       ---------
Net Loss before Extraordinary Item, Preferred
Dividend, and Beneficial Conversion Charge          (110,122)       (148,459)        110,122        (148,459)       (138,489)
Extraordinary Loss on Extinguishment of Debt              --          (2,900)             --          (2,900)           (135)
                                                   ---------       ---------       ---------       ---------       ---------

Net Loss                                            (110,122)       (151,359)        110,122        (151,359)       (138,624)
XM Radio Beneficial Conversion Charge                     --              --              --              --              --
XM Radio Preferred Stock Dividend Requirement             --              --              --              --              --
                                                   ---------       ---------       ---------       ---------       ---------
Net Loss Attributable to Common Shareholders       $(110,122)      $(151,359)      $ 110,122       $(151,359)      $(138,624)
                                                   =========       =========       =========       =========       =========


                                                                                    CONSOLIDATED
                                                                                        MOTIENT
                                                        XM RADIO     ELIMINATIONS       PARENT
                                                        --------     ------------       ------
REVENUES

   Services and related revenues                       $      --       $  (1,200)      $  73,479
   Sales of equipment                                         --              --          26,372
                                                       ---------       ---------       ---------
       Total Revenues                                         --          (1,200)         99,851
COSTS AND EXPENSES
   Cost of service and operations                             --              --          75,528
   Cost of equipment sold                                     --              --          32,843
   Sales and advertising                                      --              --          35,454
   General and administrative                             76,110          (1,217)         97,626
   Depreciation and amortization                           3,369           1,148          38,812
                                                       ---------       ---------       ---------
   Operating Loss                                        (79,479)         (1,131)       (180,412)

Interest and other income                                 27,606            (795)         31,379
Interest expense                                              --             795         (62,455)
Gain on sale of transportation assets                         --              --           5,691
Gain on  Note Payable to Related Party                        --              --          36,779
Minority interest in loss of subsidiaries                     --          33,429          33,429
Equity in loss of subsidiaries                                --         170,934              --
                                                       ---------       ---------       ---------
Net Loss before Extraordinary Item, Preferred
Dividend, and Beneficial Conversion Charge               (51,873)        203,232        (135,589)
Extraordinary Loss on Extinguishment of Debt                  --              --          (3,035)
                                                       ---------       ---------       ---------

Net Loss                                                 (51,873)        203,232        (138,624)
XM Radio Beneficial Conversion Charge                   (134,253)         89,815         (44,438)
XM Radio Preferred Stock Dividend Requirement            (15,212)         10,131          (5,081)
                                                       ---------       ---------       ---------
Net Loss Attributable to Common Shareholders           $(201,338)      $ 303,178       $(188,143)
                                                       =========       =========       =========

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1999

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                             CONSOLIDATED
                                              SUBSIDIARY       MOTIENT                         MOTIENT         MOTIENT
                                              GUARANTORS       HOLDINGS     ELIMINATIONS       HOLDINGS         PARENT
                                              ----------       --------     ------------       --------         ------
REVENUES
   Services and related revenue                $  67,653              $-              $-       $  67,653       $   1,200
   Sales of equipment                             23,418              --              --          23,418              --
                                               ---------       --------        ---------       ---------       ---------
     Total Revenues                               91,071              --              --          91,071           1,200
COSTS AND EXPENSES

   Cost of service and operations                 69,258              --              --          69,258              --
   Cost of equipment sold                         29,527              --              --          29,527              --
   Sales and advertising                          23,000              --              --          23,000             125
   General and administrative                     18,434           1,391              --          19,825             850
   Satellite and related asset impairment
    charge                                        97,419              --              --          97,419              --
   Depreciation and amortization                  54,923              --              --          54,923              --
                                               ---------       --------        ---------       ---------       ---------
   Operating Loss                               (201,490)         (1,391)             --        (202,881)            225
Interest and other income                            344          20,145         (15,416)          5,073           4,536
Unrealized loss on note receivable from
   XM Radio                                           --              --              --              --          (9,919)
Unrealized loss on note
   Payable to related party                           --              --              --              --         (27,399)
Minority interest                                     --              --              --              --              --
Equity In loss of subsidiaries                        --        (218,444)        218,444              --        (276,113)
Interest expense                                 (17,298)        (51,357)         15,416         (53,239)        (10,129)
                                               ---------       --------        ---------       ---------       ---------
Loss Before Extraordinary Item                  (218,444)       (251,047)        218,444        (251,047)       (318,799)
Extraordinary Loss Of Extinguishment On
   Debt                                               --              --              --              --         (12,132)
                                               ---------       --------        ---------       ---------       ---------
   Net Loss                                    $(218,444)      $(251,047)      $ 218,444       $(251,047)      $(330,931)
                                               =========       =========       =========       =========       =========


                                                                                   CONSOLIDATED
                                                                                      MOTIENT
                                                      XM RADIO    ELIMINATIONS         PARENT
                                                      --------    ------------         ------
REVENUES
   Services and related revenue                      $      --       $  (1,200)      $  67,653
   Sales of equipment                                       --              --          23,418
                                                     ---------       ---------       ---------
     Total Revenues                                         --          (1,200)         91,071
COSTS AND EXPENSES

   Cost of service and operations                           --              --          69,258
   Cost of equipment sold                                   --              --          29,527
   Sales and advertising                                    --              --          23,125
   General and administrative                           20,861          (1,200)         40,336
   Satellite and related asset impairment
   charge                                                   --              --          97,419
   Depreciation and amortization                         1,385            (510)         55,798
                                                     ---------       ---------       ---------
   Operating Loss                                      (22,246)            510        (224,392)
Interest and other income                                2,837          (3,982)          8,464
Unrealized loss on note receivable from
   XM Radio                                                 --              --          (9,919)
Unrealized loss on note
   Payable to related party                                 --              --         (27,399)
Minority interest                                           --           7,067           7,067
Equity In loss of subsidiaries                              --         269,421          (6,692)
Interest expense                                        (9,120)          6,560         (65,928)
                                                     ---------       ---------       ---------
Loss Before Extraordinary Item                         (28,529)        279,576        (318,799)
Extraordinary Loss Of Extinguishment On
   Debt                                                     --              --         (12,132)
                                                     ---------       ---------       ---------
   Net Loss                                          $ (28,529)      $ 279,576       $(330,931)
                                                     =========       =========       =========

      CONDENSED CONSOLIDATING STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                                        CONSOLIDATED
                                                         SUBSIDIARY       MOTIENT                         MOTIENT
                                                         GUARANTORS       HOLDINGS      ELIMINATIONS      HOLDINGS
                                                         ----------       --------      ------------      --------
Balance, January 1, 1999                                  $(361,783)      $  63,787       $ 361,783       $  63,787

   Issuance of common stock                                      --              --              --              --
   Acquisition of XM Radio                                       --              --              --              --
   Investment in Motient Holdings                                --          53,173              --          53,173
   Common stock issued in public offering                        --              --              --              --
   Amortization of Guarantee Warrants                            --              --              --              --
   Initial Public offering                                       --              --              --              --
   Conversion of Series A convertible debt                       --              --              --              --
   Conversion of subordinated convertible
   notes payable to Motient                                      --              --              --              --
   Issuance of shares to key executive                           --              --              --              --
   Increase in FCC license, goodwill and
   intangibles from Motient acquisition                          --              --              --              --
   Charge for beneficial conversion feature of
   note issued to Motient                                        --              --              --              --
   Non-cash stock compensation
   Guarantee Warrants revaluation                                --              --              --              --
   Reduction of Guarantee Warrants for
    extinguishment of debt                                       --              --              --              --
   Capital gain in connection with sale of
    stock by XM Radio                                            --              --              --              --
   Net Loss                                                (218,444)       (251,047)        218,444        (251,047)
                                                          ----------      ----------      ----------      ----------
Balance, December 31, 1999                                 (580,227)       (134,087)        580,227        (134,087)
   Issuance of common stock                                      --              --              --              --
   Investment in subsidiary                                  23,415          31,017         (23,415)         31,017
   Reduction of Guarantee Warrants for
    extinguishment of debt                                       --              --              --              --
   Amortization of Guarantee Warrants                            --              --              --              --
   Capital gain in connection with sale of stock
    by XM Radio                                                  --              --              --              --
   Issuance of warrants to purchase common stock                 --              --              --              --
   Issuance of MSV investors' option to convert to
    Motient common stock                                         --              --              --              --
   Non-cash stock compensation                                   --              --              --              --
   Sale of convertible redeemable preferred stock                --              --              --              --
   Net Loss                                                (110,122)       (151,359)        110,122        (151,359)
                                                          ----------      ----------      ----------      ----------
Balance, December 31, 2000                                 (666,934)       (254,429)        666,934        (254,429)
   Deconsolidation of XM Radio                                   --              --              --              --
   Investment in subsidiary                                  41,000         133,083         (41,000)        133,083
   Issuance of Common Stock                                      --              --              --              --
   Common Stock issued for exercise of stock options
    and award of bonus stock                                     --              --              --              --
   Change in deferred compensation on non-cash
    compensation                                                 --              --              --              --
   Amortization of Guarantee Warrants                            --              --              --              --
   Reduction of Guarantee Warrants for
    extinguishment of debt                                       --              --              --              --
   Loss in connection with equity transactions by XM
    Radio                                                        --                              --              --
   Net Loss                                                 (96,009)       (137,302)         96,009        (137,302)
                                                          ----------       ---------       ---------       ---------
BALANCE, December 31, 2001                                $(72,1943)      $(258,648)      $ 721,943       $(258,648)
                                                          ==========      ==========      ==========      ==========


                                                                                                            CONSOLIDATED
                                                               MOTIENT                                         MOTIENT
                                                                PARENT          XM RADIO     ELIMINATIONS       PARENT
                                                                ------          --------     ------------       ------
Balance, January 1, 1999                                       $ (37,023)      $  (7,183)      $ (56,604)      $ (37,023)

   Issuance of common stock                                        7,380             304            (304)          7,380
   Acquisition of XM Radio                                       129,213              --              --         129,213
   Investment in Motient Holdings                                     --              --         (53,173)             --
   Common stock issued in public offering                        115,989              --              --         115,989
   Amortization of Guarantee Warrants                              7,372              --              --           7,372
   Initial Public offering                                            --         114,134        (114,134)             --
   Conversion of Series A convertible debt                            --         246,349        (246,349)             --
   Conversion of subordinated convertible
    notes payable to Motient                                          --         106,955        (106,955)             --
   Issuance of shares to key executive                                --             140            (140)             --
   Increase in FCC license, goodwill and
    intangibles from Motient acquisition                              --          51,624         (51,624)             --
   Charge for beneficial conversion feature of
    note issued to Motient                                            --           5,520          (5,520)             --
   Non-cash stock compensation                                                     4,070          (4,070)
   Guarantee Warrants revaluation                                    440              --              --             440
   Reduction of Guarantee Warrants for
    extinguishment of debt                                         9,671              --              --           9,671
   Capital gain in connection with sale of
    stock by XM Radio                                             80,663              --              --          80,663
   Net Loss                                                     (330,931)        (36,896)        287,943        (330,931)
                                                               ----------      ----------      ----------      ----------

Balance, December 31, 1999                                       (17,226)        485,017        (350,930)        (17,226)
   Issuance of common stock                                        6,745         133,235        (133,235)          6,745
   Investment in subsidiary                                           --              --         (31,017)             --
   Reduction of Guarantee Warrants for
    extinguishment of debt                                         2,390              --              --           2,390
   Amortization of Guarantee Warrants                              5,842              --              --           5,842
   Capital gain in connection with sale of stock
    by XM Radio                                                  129,545              --              --         129,545
   Issuance of warrants to purchase common stock                   4,850          63,536         (63,536)          4,850
   Issuance of MSV investors' option to convert to
    Motient common stock                                          18,411              --              --          18,411
   Non-cash stock compensation                                       951           2,743          (2,743)            951
   Sale of convertible redeemable preferred stock                     --         323,294        (323,294)             --
   Net Loss                                                     (138,624)        (51,873)        203,232        (138,624)
                                                               ----------      ----------      ----------      ----------
Balance, December 31, 2000                                        12,884         955,952        (701,523)         12,884
   Deconsolidation of XM Radio                                        --        (955,952)        955,952              --
   Investment in subsidiary                                           --              --        (133,083)             --
   Issuance of Common Stock                                        1,505              --              --           1,505
   Common Stock issued for exercise of stock options
   and award of bonus stock                                            1              --              --               1
   Change in deferred compensation on non-cash
   compensation                                                      580              --              --             580
   Amortization of Guarantee Warrants                              4,993              --              --           4,993
   Reduction of Guarantee Warrants for
   extinguishment  of debt                                         8,837              --              --           8,837
   Loss in connection with equity transactions by XM
    Radio                                                        (12,180)             --              --         (12,180)
   Net Loss                                                     (292,089)             --         137,302        (292,089)
                                                               ----------      ----------      ----------      ----------
BALANCE, December 31, 2001                                     $(275,469)      $      --       $ 258,648       $(275,469)
                                                               ==========      ==========      ==========      ==========

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                             AS OF DECEMBER 31, 2001

                                   (UNAUDITED)

                                 (IN THOUSANDS)


                                                                                                                       CONSOLIDATED
                                           SUBSIDIARY   MOTIENT                     MOTIENT    MOTIENT                   MOTIENT
                                           GUARANTORS   HOLDINGS    ELIMINATIONS   HOLDINGS    PARENT     ELIMINATIONS    PARENT
                                            ---------   ---------    ---------     ---------   ---------   ---------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                    $ (96,009)   $(137,302)   $  96,009    $(137,302)   $(292,089)   $ 137,302    $(292,089)
Adjustments to reconcile net loss to net
cash (used in) provided by operating
activities:
Amortization of Guarantee Warrants and
  discount and issuance costs                      --        6,541           --        6,541        4,958           --       11,499
Depreciation and amortization                  34,338           --           --       34,338       (1,930)          --       32,408
Equity in loss of XM Radio and MSV                 --           --           --           --       65,970           --       65,970
Gain on sale of XM Radio common stock              --           --           --           --          (68)          --          (68)
Gain on sale of satellite assets               (7,570)          --           --       (7,570)          --           --       (7,570)
Impairment loss on XM Radio common stock
   held for sale                                   --           --           --           --       81,467           --       81,467
Gain on Rare Medium note call option               --           --           --           --       (1,511)          --       (1,511)
Gain on sale of transportation assets          (8,293)          --           --       (8,293)          --           --       (8,293)
Extraordinary loss on extinguishment of
  debt                                             --        1,541           --        1,541         (298)          --        1,243
Non cash stock compensation                       580           --           --          580           --           --          580
Changes in assets & liabilities, net of
acquisitions and dispositions:
  Inventory                                     7,268           --           --        7,268           --           --        7,268
  Trade accounts receivable                       462           --           --          462           --           --          462
  Other current assets                         10,764           --           --       10,764           --           --       10,764
  Accounts payable and accrued expenses        (9,737)                       --       (9,737)         541           --       (9,196)
  Accrued interest on Senior Note                  --       20,810           --       20,810           --           --       20,810
  Deferred trade payables                      (2,212)          --           --        (2212)          --           --       (2,212)
  Deferred Items--net                         (10,380)          --           --      (10,380)          --           --      (10,380)
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------
Net cash (used in) provided by operating
activities                                    (80,789)    (108,410)      96,009      (93,190)    (142,960)     137,302      (98,848)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of Senior Note interest from
 escrow                                            --       20,503           --       20,503           --           --       20,503
Additions to property & equipment             (13,751)          --           --      (13,751)          --           --      (13,751)
Proceeds from sale of  assets to MSV, net      45,000           --           --       45,000       (2,500)          --       42,500
Proceeds from release of escrow                10,000           --           --       10,000       10,633           --       20,633
Proceeds from the sale of XM Radio
 common stock                                      --           --           --           --       38,289           --       38,289
Sale of  restricted investments                    --          674           --          674           --           --          674
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------
Net cash provided by investing activities      41,249       21,177           --       62,426       46,422           --      108,848

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Common and Preferred Stock           --           --           --           --          354           --          354
  Proceeds from Rare Medium note                   --           --           --           --       50,000           --       50,000
  Funding from parent/subsidiary               79,165       81,911      (96,009)      65,067       72,235     (137,302)          --
  Principal payments under capital leases      (3,582)          --           --       (3,582)          --           --       (3,582)
  Principal payments under vendor lease        (5,176)          --           --       (5,176)          --           --       (5,176)
  Repayment of Bank Financing                      --           --           --           --      (25,500)          --      (25,500)
  Proceeds from bank financing, net                --        6,000           --        6,000           --           --        6,000
  Debt issuance costs                              --         (678)          --         (678)        (551)          --       (1,229)
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------
  Net cash provided by (used in)
  financing activities                         70,407       87,233      (96,009)      61,631       96,538     (137,302)      20,867
  Net increase in cash and cash
  equivalents                                  30,867           --           --       30,867           --           --       30,867
  CASH & CASH EQUIVALENTS, beginning
   of period                                    2,520           --           --        2,520           --           --        2,520
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------
  CASH & CASH EQUIVALENTS, end of
   period                                   $  33,387    $      --    $      --    $  33,387    $      --    $      --    $  33,387
                                            =========    =========    =========    =========    =========    =========    =========

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                             AS OF DECEMBER 31, 2000

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                             CONSOLIDATED
                                                    SUBSIDIARY     MOTIENT                      MOTIENT
                                                    GUARANTORS     HOLDINGS   ELIMINATIONS     HOLDINGS
                                                    ----------     --------   ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                            $(110,122)    $(151,359)    $ 110,122    $(151,359)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Amortization of Guarantee Warrants and discount
  and issuance costs                                     --           7,338          --          7,338
Depreciation and amortization                          34,295          --            --         34,295
Gain on sale of transportation assets                  (5,691)                                  (5,691)
Gain on conversion of convertible note payable
to related party                                         --            --            --           --
Extraordinary loss on extinguishment of debt             --           2,900          --          2,900
Non cash stock compensation of  XM Radio                 --            --            --           --
Minority Interest                                        --            --            --           --
Changes in assets & liabilities, net of
acquisitions and dispositions:
  Inventory                                             1,298          --            --          1,298
  Prepaid in-orbit insurance                              863          --            --            863
  Trade accounts receivable                             1,388          --            --          1,388
  Other current assets                                 (9,910)         --            --         (9,910)
  Accounts payable and accrued expenses                (2,878)          163          --         (2,715)
  Accrued interest on Senior Note                        --              31          --             31
  Deferred trade payables                              (2,455)         --            --         (2,455)
  Deferred Items--net                                  33,876          --            --         33,876
                                                    ---------     ---------     ---------    ---------
Net cash (used in) provided by operating
activities                                            (59,336)     (140,927)      110,122      (90,141)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of Senior Note interest from escrow              --          41,006          --         41,006
Additions to property & equipment                     (22,186)         --            --        (22,186)
Proceeds from sale of transportation assets            20,000          --            --         20,000
Asset Sale agreement to MSV                            10,836          --            --         10,836
System under construction                                --            --            --           --
Purchase/maturity of short-term investments, net         --            --            --           --
Other investing activities by XM Radio                   --            --            --           --
Purchase of long-term, restricted investments             318        (5,020)         --         (4,702)
                                                    ---------     ---------     ---------    ---------
Net cash (used in) provided by investing
activities                                              8,968        35,986          --         44,954


                                                                                              CONSOLIDATED
                                                    MOTIENT                                     MOTIENT
                                                     PARENT        XM RADIO    ELIMINATIONS      PARENT
                                                     ------        --------    ------------      ------

Net loss                                            $(138,624)    $ (51,873)    $ 203,232     $(138,624)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Amortization of Guarantee Warrants and discount
  and issuance costs                                    4,656          --            --          11,994
Depreciation and amortization                            --           3,369         1,148        38,812
Gain on sale of transportation assets                    --            --            --          (5,691)
Gain on conversion of convertible note payable
to related party                                      (36,779)         --            --         (36,779)
Extraordinary loss on extinguishment of debt              135          --            --           3,035
Non cash stock compensation of  XM Radio                 --           2,743          --           2,743
Minority Interest                                        --            --         (33,429)      (33,429)
Changes in assets & liabilities, net of
acquisitions and dispositions:
  Inventory                                              --            --            --           1,298
  Prepaid in-orbit insurance                             --            --            --             863
  Trade accounts receivable                              --            --            --           1,388
  Other current assets                                  1,711        (7,738)         --         (15,937)
  Accounts payable and accrued expenses                    55        16,052          --          13,392
  Accrued interest on Senior Note                        --            --            --              31
  Deferred trade payables                                --            --            --          (2,455)
  Deferred Items--net                                    (899)         --            --          32,977
                                                    ---------     ---------     ---------     ---------
Net cash (used in) provided by operating
activities                                           (169,745)      (37,447)      170,951      (126,382)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of Senior Note interest from escrow              --            --            --          41,006
Additions to property & equipment                        --         (51,378)         --         (73,564)
Proceeds from sale of transportation assets              --            --            --          20,000
Asset Sale agreement to MSV                              --            --            --          10,836
System under construction                                --        (414,889)         --        (414,889)
Purchase/maturity of short-term investments, net         --          69,472          --          69,472
Other investing activities by XM Radio                   --         (56,268)         --         (56,268)
Purchase of long-term, restricted investments           1,796      (106,338)         --        (109,244)
                                                    ---------     ---------     ---------     ---------
Net cash (used in) provided by investing
activities                                              1,796      (559,401)         --        (512,651)

                                                                                             CONSOLIDATED
                                                    SUBSIDIARY     MOTIENT                      MOTIENT        MOTIENT
                                                    GUARANTORS     HOLDINGS   ELIMINATIONS     HOLDINGS        PARENT
                                                    ----------     --------   ------------   ------------      ------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Common and Preferred Stock                   --           --           --              --          5,614
  Proceeds from issuance of conversion option
  to the investors of MSV                                  --           --           --              --         18,411
  Funding from parent/subsidiary                       58,536       77,691    (110,122)          26,105        144,846
  Principal payments under capital leases             (3,467)           --           --          (3,467)            --
  Principal payments under vendor lease               (2,957)           --           --          (2,957)            --
  Proceeds from Senior Secured Notes and
  Stock Purchase Warrants                                  --           --           --              --             --
  Proceeds from bank financing, net                        --       27,250           --          27,250         (1,000)
  Debt issuance costs                                      --           --           --              --             78
                                                  -----------     --------    ---------      ----------     ----------
  Net cash provided by (used in) financing
  activities                                           52,112      104,941    (110,122)          46,931        167,949
  Net increase in cash and cash equivalents             1,744           --           --           1,744             --
  CASH & CASH EQUIVALENTS, beginning of period            776           --           --             776             --
                                                  -----------     --------    ---------      ----------     ----------
  CASH & CASH EQUIVALENTS, end of period             $  2,520     $     --    $      --        $  2,520       $     --
                                                  ===========     ========    =========      ==========     ==========


                                                                                  CONSOLIDATED
                                                                                     MOTIENT
                                                       XM RADIO    ELIMINATIONS      PARENT
                                                       --------    ------------      ------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Common and Preferred Stock              456,529             --          462,143
  Proceeds from issuance of conversion option
  to the investors of MSV                                  --             --           18,411
  Funding from parent/subsidiary                           --      (170,951)               --
  Principal payments under capital leases                  --             --          (3,467)
  Principal payments under vendor lease                    --             --          (2,957)
  Proceeds from Senior Secured Notes and
  Stock Purchase Warrants                             322,889             --          322,889
  Proceeds from bank financing, net                        --             --           26,250
  Debt issuance costs                                 (8,365)             --          (8,287)
                                                     --------      ---------     ------------
  Net cash provided by (used in) financing
  activities                                          771,053      (170,951)          814,982
  Net increase in cash and cash equivalents           174,205             --          175,949
  CASH & CASH EQUIVALENTS, beginning of period         50,698             --           51,474
                                                     --------      ---------     ------------
  CASH & CASH EQUIVALENTS, end of period             $224,903     $       --         $227,423
                                                     ========      =========     ============

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
                             AS OF DECEMBER 31, 1999

                                   (UNAUDITED)

                                 (IN THOUSANDS)



                                                                                          CONSOLIDATED
                                                   SUBSIDIARY     MOTIENT                    MOTIENT       MOTIENT
                                                   GUARANTORS    HOLDINGS    ELIMINATIONS   HOLDINGS       PARENT      XM RADIO
                                                   ----------    --------    ------------ ------------     -------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                           $(218,444)  $(251,047)     $218,444     $(251,047)    $(330,931)   $(28,529)
Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
Amortization of Guarantee Warrants and debt               --       7,261            --         7,261         8,563         477
related costs
   Depreciation and amortization                      54,923          --            --        54,923            --       1,385
   Satellite and related assets impairment charge     97,419          --            --        97,419            --          --
   Extraordinary loss                                     --          --            --            --        12,132          --
   Equity in loss in XM Radio                             --          --            --            --         6,692          --
   Non cash stock compensation of XM Radio                --          --            --            --            --       4,210
   Non-cash charge for beneficial conversion
    feature of note issued to parent                      --          --            --            --            --       5,520
   Minority Interest                                      --          --            --            --            --          --
   Net unrealized loss on marketable securities           --          --            --            --        37,318          --
   Changes in assets & liabilities:
   Inventory                                         (10,023)         --            --       (10,023)           --          --
   Trade accounts receivable                          (3,897)         --            --        (3,897)           --          --
   Other current assets                               (5,799)         20            --        (5,779)        3,451        (963)
   Accounts payable and accrued expenses              11,073         151            --        11,224         1,266       5,126
   Accrued interest on Senior Note                        --         (83)           --           (83)           --          --
   Deferred trade payables                            (1,135)         --            --        (1,135)           --          --
   Deferred Items-- net                                  171          --            --           171        (1,148)         --
                                                     -------     -------      --------      --------      --------       -------

   Net cash (used in) provided by operating
    activities                                       (75,712)   (243,698)      218,444      (100,966)     (262,657)    (12,774)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property & equipment                 (13,810)         --            --       (13,810)           --      (1,728)
   Purchase of XM Radio note receivable                   --          --            --            --       (21,419)         --
   Investment in XM Radio                                 --          --            --            --        (2,400)         --
   XM Radio Acquisition costs                             --          --            --            --          (951)        163
   Payment of escrow interest                             --      41,006            --        41,006            --          --
   System under construction                              --          --            --            --            --    (141,154)
   Purchase of short-term investments by XM Radio         --          --            --            --            --     (69,472)
   Other investing activities by XM Radio                 --          --            --            --            --      (3,422)
   Purchase of long-term, restricted investments       1,180      (4,427)           --        (3,247)       (1,669)         --
                                                    --------     -------      --------       -------       --------    --------
   Net cash (used in) provided by investing
    activities                                       (12,630)     36,579            --        23,949       (26,439)   (215,613)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Common Stock                                           --          --            --            --       122,253     114,428
   Funding from parent/subsidiary                     94,105     195,119      (218,444)       70,780       198,640          --
   Principal payments under capital leases            (5,982)         --            --        (5,982)           --          --
   Principal payments under Vendor Financing          (1,290)         --            --        (1,290)           --          --
   Proceeds from Series A subordinated
   convertible note of XM Radio                           --          --            --            --            --     250,000
   Proceeds from bank financing                           --      65,000            --        65,000            --          --
   Proceeds from note payable to related parts            --          --            --            --        21,500          --
   Repayment of XM Radio Bank loan                        --          --            --            --            --         (73)
   Repayment of loan by XM Radio                          --          --            --            --            --     (75,000)
   Repayment of revolver                                  --     (53,000)           --       (53,000)           --          --
   Repayment of term loan                                 --          --            --            --       (59,000)         --
   Proceeds from reduction of interest rate swap          --          --            --            --         6,009          --
   Debt issuance costs                                    --          --            --            --          (306)    (10,270)
                                                     -------     -------      --------      --------       -------     -------
   Net cash provided by (used in) financing
   activities                                         86,833     207,119      (218,444)       75,508       289,096     279,085
Net (decrease)increase in cash and cash
equivalents                                           (1,509)         --            --        (1,509)           --      50,698
CASH & CASH EQUIVALENTS, beginning of period           2,285          --            --         2,285            --          --
                                                     -------     -------      --------      --------      --------     -------
CASH & CASH EQUIVALENTS, end of period               $   776     $    --      $     --      $    776      $     --     $50,698
                                                     =======     =======      ========      ========      ========     =======


                                                                  CONSOLIDATED
                                                                    MOTIENT
                                                     ELIMINATIONS    PARENT
                                                     ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                             $ 279,576     $(330,931)
Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
Amortization of Guarantee Warrants and debt                 --        16,301
related costs
   Depreciation and amortization                          (510)       55,798
   Satellite and related assets impairment charge           --        97,419
   Extraordinary loss                                       --        12,132
   Equity in loss in XM Radio                               --         6,692
   Non cash stock compensation of XM Radio                  --         4,210
   Non-cash charge for beneficial conversion
     feature of note issued to parent                   (5,520)           --
   Minority Interest                                    (7,067)       (7,067)
   Net unrealized loss on marketable securities             --        37,318
   Changes in assets & liabilities:
   Inventory                                                --       (10,023)
   Trade accounts receivable                                --        (3,897)
   Other current assets                                  3,842           551
   Accounts payable and accrued expenses                  (901)       16,715
   Accrued interest on Senior Note                          --           (83)
   Deferred trade payables                                  --        (1,135)
   Deferred Items-- net                                     --          (977)
                                                       -------     ----------
   Net cash (used in) provided by operating
    activities                                         269,420      (106,977)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property & equipment                        --       (15,538)
   Purchase of XM Radio note receivable                     --       (21,419)
   Investment in XM Radio                                   --        (2,400)
   XM Radio Acquisition costs                               --          (788)
   Payment of escrow interest                               --        41,006
   System under construction                                --      (141,154)
   Purchase of short-term investments by XM Radio           --       (69,472)
   Other investing activities by XM Radio                   --        (3,422)
   Purchase of long-term, restricted investments            --        (4,916)
                                                       -------     ---------
   Net cash (used in) provided by investing
    activities                                              --      (218,103)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Common Stock                                             --       236,681
   Funding from parent/subsidiary                     (269,420)           --
   Principal payments under capital leases                  --        (5,982)
   Principal payments under Vendor Financing                --        (1,290)
   Proceeds from Series A subordinated
   convertible note of XM Radio                             --       250,000
   Proceeds from bank financing                             --        65,000
   Proceeds from note payable to related parts              --        21,500
   Repayment of XM Radio Bank loan                          --           (73)
   Repayment of loan by XM Radio                            --       (75,000)
   Repayment of revolver                                    --       (53,000)
   Repayment of term loan                                   --       (59,000)
   Proceeds from reduction of interest rate swap            --         6,009
   Debt issuance costs                                      --       (10,576)
                                                      --------       -------
   Net cash provided by (used in) financing
   activities                                         (269,420)      374,269
Net (decrease)increase in cash and cash                     --        49,189
equivalents
CASH & CASH EQUIVALENTS, beginning of period                --         2,285
                                                      --------      --------
CASH & CASH EQUIVALENTS, end of period                $     --      $ 51,474
                                                      ========      ========

                      QUARTERLY FINANCIAL DATA (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                     2001-Quarters                                   2000-Quarters
                                                     -------------                                   -------------
                                          1st       2nd        3rd          4th          1st         2nd        3rd         4th
                                          ---       ---        ---          ---          ---         ---        ---         ---
Revenues                               $23,407   $ 23,657    $24,447    $ 21,782      $22,170     $ 25,689    $26,657     $25,335
Operating expenses (1)                  48,624     48,881     50,380      40,404       60,506       62,202     80,768      76,787
                                       -------     ------     ------    --------      -------      -------     ------    --------
Loss from operations                   (25,217)   (25,224)   (25,933)    (18,622)     (38,336)     (36,513)   (54,111)    (51,452)
Interest and other income (expense)    (14,877)   (14,553)   (16,543)    (14,574)      (9,779)      (6,078)    (6,263)     (8,956)
Gain on sale of satellite/
  transportation  assets                    --         --         --      15,863           --           --         --       5,691
(Loss) Gain on Rare Medium Note
  call option                               --    (13,800)    15,312          (1)          --           --         --          --
Unrealized (loss) gain on note
  payable to related party                  --         --         --          --       36,779           --         --          --
Minority interest                           --         --         --          --        7,342        3,341     13,391       9,355
XM Radio equity investment
  impairment loss                           --         --         --     (81,467)          --           --         --          --
Debt restructuring costs                    --         --         --      (1,254)          --           --         --          --
Gain on sale and exchange of XM
  Radio shares                            (407)        --         --         475           --           --         --          --
Rare Medium merger costs                    --         --     (4,054)         --           --           --         --          --
Equity in loss of XM Radio and MSV     (12,472)   (10,855)   (16,836)    (25,807)          --           --         --
                                       -------     ------     ------    --------      -------      -------     ------    --------
Loss before extraordinary item         (52,973)   (64,432)   (48,054)   (125,387)      (3,994)     (39,250)   (46,983)     45,362)
Extraordinary (loss) gain on
  extinguishment of debt                (1,033)      (892)      (653)      1,335           --         (417)        --      (2,618)
                                       -------    -------   --------    --------      -------     --------   --------    --------

Net Loss                               (54,006)   (65,324)   (48,707)   (124,052)      (3,994)     (39,667)   (46,983)    (47,980)
XM Radio Preferred Dividend and
  Beneficial Conversion Charge              --         --         --          --         (506)        (745)   (46,352)     (1,916)
                                       -------    -------   --------    --------      -------     --------   --------    --------
Net Loss attributable to common
  shareholders                        $(54,006)  $(65,324) $ (48,707)  $(124,052)     $(4,500)    $(40,412)  $(93,335)   $(49,896)
Basic and Diluted Loss Per Share
  of common stock before
  extraordinary item                    $(1.07)    $(1.30)    $(0.96)    $ (2.27)      $(0.09)      $(0.81)    $(1.88)     $(0.96)
Basic and Diluted Loss Per Share
  extraordinary item                     (0.02)     (0.02)     (0.01)       0.02           --        (0.01)        --       (0.05)
                                       ---------  -------   --------    --------      -------     --------   --------    --------
Basic and Diluted Net loss per
  common share (2)                      $(1.09)    $(1.32)    $(0.97)    $ (2.25)      $(0.09)      $(0.82)    $(1.88)     $(1.01)
Weighted-average common shares
  outstanding during the period         49,639     49,654     50,175      55,027       49,094       49,502     49,532      49,564
Market price per share (3)
   High                                  $6.59    $  2.05      $1.10    $   0.60       $41.50       $24.31     $16.06      $14.31
   Low                                   $1.25     $ 0.38      $0.09    $   0.05      $ 14.25         7.88  $   10.25     $  3.31


(1) Operating expenses include charges of approximately $4.5 million in the second quarter of 2001, $1.2 million in the third quarter of 2001, $1.7 million in the fourth quarter of 2001, and $3.6 million in the third quarter of 2000 related to the realizability of the Company's inventory.
(2) Loss per share calculations for each of the quarters are based on the weighted average number of shares outstanding for each of the periods, and the sum of the quarters is not equal to the full year loss per share amount.
(3) Until January 14, 2002, the Company's Common Stock was listed under the symbol MTNT on the Nasdaq National Market System. The Company voluntarily delisted from Nasdaq's National Market on January 14, 2002 as a result of its Chapter 11 bankruptcy filing. The Company's Common Stock is currently traded under the symbol MTNTQ on the Nasdaq over-the-counter bulletin board quotation system. The quarterly high and low sales price represents the intra-day prices in the Nasdaq National Market System. The quotations represent inter-dealer quotations, without retail markups, markdowns or commissions, and may not necessarily represent actual transactions. As of March 21, 2001, there were 678 stockholders of record of the Company's Common Stock.

SELECTED FINANCIAL DATA

Set forth below is the selected financial data for the Company for the five fiscal years ended December 31, 2001. The Company's significant acquisitions in recent years, the sale of the satellite assets to MSV in 2001, the sale of the retail transportation assets to Aether Systems in 2000, and the impact of consolidating the result of XM Radio for 2000, make period to period comparison of the Company's financial results less meaningful; and, therefore, you should not rely on them as an indication of future operating performance. For a more complete discussion of these transactions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - General - The Current and Former Components of Motient's Business."

                                                         2001        2000        1999        1998          1997
                                                         ----        ----        ----        ----          ----
                                                            (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
Revenues                                                $93,293     $99,851     $ 91,071     $87,221     $   44,214
Net loss                                               (292,089)   (138,624)    (330,931)   (150,566)      (119,207)
XM Radio beneficial conversion and conversion
charges                                                      --     (49,519)          --          --             --
Net Loss to Common Shareholders                        (292,089)   (188,143)    (330,931)   (150,566)      (119,207)
Basic and diluted Loss per Common Share                  $(5.71)     $(3.81)     $ (8.33)     $(4.94)     $   (4.74)
Dividends on Common Stock (1)                              None        None         None        None           None
Consolidated Balance Sheet Data:
Cash and Cash Equivalents                               $33,387    $227,423     $ 51,474     $ 2,285      $   2,106
System Under Construction                                    --     800,482      357,278          --             --
   Total Assets                                         209,617   1,571,714      809,948     489,794        311,447
Current Liabilities                                     444,761     131,914       81,645      44,971         59,433
Long-Term Liabilities                                    40,325     775,603      470,784     481,846        205,883
Minority Interest                                            --     648,313      274,745          --             --
Stockholders' (Deficit) Equity                         (275,469)     12,884      (17,226)    (37,023)        46,131

----------

(1) The Company has paid no dividends on its Common Stock since inception and does not plan to pay dividends on its Common Stock in the foreseeable future. In addition, the payment of dividends is subject to restrictions described in Note 8 and Note 17 to the financial statements and discussed in Management's Discussion and Analysis.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To  Motient Corporation

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Motient Corporation and Subsidiaries (a Delaware corporation) included in this Form 10-K and have issued our report thereon dated March 19, 2002. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in Item 14 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



/s/ Arthur Andersen LLP
Vienna, Virginia,
March 19, 2002

                                                                      SCHEDULE I

                               MOTIENT CORPORATION
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              (PARENT COMPANY ONLY)
                            CONDENSED BALANCE SHEETS

(in thousands)                                                          December 31,
                                                                   ----------------------
                                                                   2001              2000
                                                                   ----              ----
ASSETS
Current portion of prepaid interest                                $---             $ 611
Other current assets                                                453               246
Restricted long-term investments                                    ---            10,633
Note receivable from subsidiary                                  11,500            14,000
Deferred charges and other long-term assets                         ---             1,452
Investment in subsidiaries                                          ---            27,265
                                                                 ------            ------
Total assets                                                    $11,953           $54,207
                                                                 ======            ======
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Accounts payable and accrued expenses                            $1,864            $1,323
Note Payable to Rare Medium                                      26,910               ---
Due to subsidiaries                                             258,648               ---
Term Loan payable                                                   ---            40,000
                                                                 ------            ------
  Total Liabilities                                             287,422            41,323
Stockholders' Deficit:
  Preferred Stock                                                   ---               ---
  Common Stock                                                      557               495
  Additional paid-in capital                                    973,423           982,621
  Common stock purchase warrants                                 81,773            80,292
  Deferred compensation                                            (247)             (134)
  Unamortized guarantee warrants                                    ---           (11,504)
  Accumulated loss                                           (1,330,975)       (1,038,886)
                                                            -----------       -----------
Total Stockholders' (Deficit) Equity                           (275,469)           12,884
Total Liabilities and Stockholders' (Deficit) Equity            $11,953           $54,207
                                                                =======           =======


                                                                      SCHEDULE I

                               MOTIENT CORPORATION
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              (PARENT COMPANY ONLY)
                       Condensed Statements of Operations

                                                                   For the Years Ended December 31,
                                                               ---------------------------------------
(in thousands)                                                    2001           2000           1999
                                                                  ----           ----           ----
Management fees from wholly-owned subsidiary                    $1,200         $1,200         $1,200
Operating Expenses
       Sales and marketing                                         ---            117            125
       General and administrative                                1,626          1,125            850
                                                                 -----          -----            ---
       Total operating expenses                                  1,626          1,242            975
                                                                 -----          -----            ---
(Loss) income from operations                                     (426)           (42)           225
Interest income                                                  1,325          1,375          4,536
Gain on call option                                              1,511            ---            ---
Gain on sale of XM Radio common stock                               68            ---            ---
Rare Medium merger costs                                        (4,054)           ---            ---
XM Radio equity investment impairment charge                   (81,467)           ---            ---
Gain on note payable to related party                              ---         36,779         (9,919)
Unrealized loss on note payable to related party                   ---            ---        (27,399)
Interest expense                                                (8,002)        (5,667)       (10,129)
                                                                -------        -------      --------
(Loss) income before net loss of subsidiaries                  (91,045)        32,445        (42,686)
       Net loss of subsidiaries - Note A                      (201,342)      (170,934)      (276,113)
                                                              ---------      ---------     ---------
Net Loss before extraordinary item                            (292,387)      (138,489)      (318,799)
Extraordinary gain (loss) on debt extinguishment                   298           (135)       (12,132)
                                                                   ---          -----       --------
Net Loss                                                     $(292,089)     $(138,624)     $(330,931)
                                                            ==========     ==========     ==========


                                                                      SCHEDULE I

                               MOTIENT CORPORATION
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              (PARENT COMPANY ONLY)
                       Condensed Statements of Cash Flows

                                                                             For the Years Ended December 31,
                                                                            --------------------------------
(in thousands)                                                             2001          2000             1999
                                                                           ----          ----             ----
Cash Provided from Operating Activities                                 $(5,658)       $1,189          $13,456
Investing Activities
      Proceeds from the sale of XM Radio common stock                    38,289           ---              ---
      Investment in MSV                                                  (2,500)          ---              ---
      Purchase of XM Radio note receivable                                  ---           ---          (21,419)
      Investment in XM Radio                                                ---           ---           (3,351)
      Proceeds from release of escrows                                   10,633         1,796           (1,669)
      Advances to and investment in subsidiaries                        (65,067)      (26.461)         (77,473)
                                                                       --------      --------         --------
Cash used in investing activities                                       (18,645)      (24,665)        (103,912)
Financing Activities
      Proceeds Rare Medium note                                          50,000           ---              ---
      Proceeds from the issuance of Warrants                                 --           ---              ---
      Proceeds from reduction of interest rate swap                          --           ---            6,009
      Proceeds from note payable to related party                            --           ---           21,500
      Debt issuance costs                                                  (551)           78             (306)
      Proceeds from issuance of conversion option to the
      investors of MSV                                                      ---        18,411              ---
      Repayment of Term Facility                                        (25,500)       (1,000)         (59,000)
      Proceeds from sale of Common Stock                                    354         5,987          122,253
                                                                            ---         -----          -------
Cash Provided by Financing Activities                                    24,303        23,476           90,456
                                                                         ------        ------           ------
Increase for the period                                                     ---           ---              ---

Beginning of period                                                         ---           ---              ---
                                                                           ----        ------           ------

End of period                                                              $---          $---            $ ---
                                                                          =====        ======           ======


                                                                      SCHEDULE I

                               MOTIENT CORPORATION
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              (PARENT COMPANY ONLY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A -- BACKGROUND AND BASIS OF PRESENTATION

Motient Corporation ("Motient" or the "Company") is a holding company that presently has four wholly-owned subsidiaries and an interest in Mobile Satellite Ventures LP ("MSV"). Motient Communications Inc. ("Motient Communications") owns the assets comprising Motient's core wireless business. The other three subsidiaries hold no material operating assets other than the stock of other subsidiaries or Motient's interests in MSV. The Company's indirect, less-than 50% interest in MSV is not consolidated with Motient including for financial statement purposes.

Motient Communications provides two-way mobile communications services principally to business-to-business customers and enterprises, serving a variety of markets including mobile professionals, telemetry, transportation, and field service. Motient Communications also provides its eLink(sm) brand two-way wireless email services to customers accessing email through corporate servers, Internet Service Providers ("ISP"), Mail Service Provider ("MSP") accounts, and paging network suppliers, and also offers its BlackBerry(TM) by Motient wireless email solution, developed by Research In Motion ("RIM") and licensed to operate on Motient Communication's network. BlackBerry(TM) by Motient is designed for large corporate accounts operating in a Microsoft Exchange or Lotus Notes environment and contains advanced encryption features.

Motient Communications is devoting its efforts to expanding its wireless business. This effort involves substantial risk. Future operating results will be subject to significant business, economic, regulatory, technical, and competitive uncertainties and contingencies. Depending on their extent and timing, these factors, individually or in the aggregate, could have an adverse effect on the Company's financial condition and its ability to meet future debt service obligations or to pay dividends. The Company has not paid any dividends since inception and does not plan on paying dividends on its Common Stock in the foreseeable future.

Certain factors have placed significant pressures on the Company's financial condition and liquidity position, especially in recent periods. For a variety of reasons, the Company's subsidiaries have not been able to accelerate revenue growth at the pace required to enable them to generate cash in excess of their operating expenses. These factors include competition from other wireless data suppliers and other wireless communications providers with greater resources, cash constraints that have limited Motient Communication's ability to generate greater demand, unanticipated technological and development delays, and general economic factors. During 2001, in particular, Motient

Communication's efforts were also hindered by the downturn in the economy and capital markets. These factors contributed to the Company's decision to file a voluntary petition for reorganization under Chapter 11 of the United States Federal Bankruptcy Code in January 2002. See "Motient's Chapter 11 Filing" below.

XM RADIO

As of December 31, 2000, Motient had an equity interest of approximately 33.1% (or 21.3% on a fully diluted basis) in XM Satellite Radio Holdings Inc. ("XM Radio"), a public company; and, as of December 31, 2000 the Company controlled XM Radio through Board of Director membership and common stock voting rights. As a result, all of XM Radio's results for the period from July 7, 1999, (the date Motient acquired 100% voting interest of XM Radio) through December 31, 2000 have been included in the Company's consolidated financial statements. Prior to July 7, 1999, the Company's investment in XM Radio was accounted for pursuant to the equity method of accounting.

In January 2001, pursuant to Federal Communications Commission ("FCC") approval authorizing Motient to relinquish control of XM Radio, the number of directors appointed by the Company to XM Radio's Board of Directors was reduced to less than 50% of XM Radio directors, and the Company converted a portion of its super-voting Class B Common Stock of XM Radio to Class A Common Stock. As a result, the Company ceased to control XM Radio, and, for the period from January 1, 2001, through November 19, 2001, accounted for its investment in XM Radio pursuant to the equity method of accounting. As described below, as of November 19, 2001, the Company ceased to own any shares of XM Radio common stock.

MOBILE SATELLITE VENTURES LP

On June 29, 2000, the Company formed a joint venture subsidiary, Mobile Satellite Ventures LP, ("MSV"), in which it owned, until November 26, 2001, 80% of the membership interests. The remaining 20% interests in MSV were owned by three investors unrelated to Motient; however, the minority investors had certain participating rights which provided for their participation in certain business decisions that were made in the normal course of business; therefore, in accordance with Emerging Issues Task Force Issue No 96-16, the Company's investment in MSV has been recorded for all periods presented pursuant to the equity method of accounting.

On November 26, 2001, a subsidiary of the Company, Motient Services Inc. ("Motient Services") sold the assets comprising its satellite communications business to MSV, as part of a transaction in which certain other parties joined MSV, including TMI Communications and Company Limited Partnership ("TMI"), a Canadian satellite services provider. In consideration for its satellite business assets, Motient Services received the following: (i) a $24 million cash payment in June 2000, (ii) a $45 million cash payment paid at closing, of which $4 million was held by MSV to fund Motient Services' future real estate sublease from MSV, for rent and utilities, and (iii) a 5-year $15 million note. In this transaction, TMI also contributed its satellite communications business assets to MSV. In addition, the Company purchased a $2.5 million convertible note issued by MSV, and certain other investors, including a subsidiary of Rare Medium Group, Inc. ("Rare Medium"), purchased a total of $52.5 million of convertible notes. As of December 31, 2001, the Company had a ownership percentage, on an undiluted basis, of approximately 48% of MSV.

Assuming that all of MSV's convertible notes are converted into limited partnership units of MSV, Motient would have a 33.3% equity interest in MSV.

MSV has also filed a separate application with the FCC with respect to MSV's plans for a new generation satellite system utilizing ancillary terrestrial base stations. Within 90 days of the receipt of approval and final order from the FCC, and provided that such approval occurs by March 31, 2003, certain of the investors (excluding Motient) in MSV will invest an additional $50 million in MSV and receive additional equity interests. Upon consummation of such additional investment, an $11.5 million note, issued by MSV to TMI and the $15 million note to Motient Services will be repaid in full, and Motient's ownership interest in MSV will be reduced to approximately 25.5%.

MERGER AGREEMENT WITH RARE MEDIUM GROUP, INC.

On May 14, 2001, the Company signed a definitive merger agreement with Rare Medium pursuant to which the Company would acquire Rare Medium. On October 1, 2001, the Company and Rare Medium announced their mutual termination of the merger. The Company recorded a charge of $4.1 million in 2001 representing costs incurred by the Company to pursue this transaction.

INVESTMENT IN SUBSIDIARIES

In the Company-only financial statements, the Company's investment in subsidiaries is stated at cost less losses of subsidiaries. The net loss of subsidiaries is included in these financial statements using the equity method of accounting. Certain amounts have been reclassified from prior years to reflect the push down of interest expense related to the Revolving Credit Facility (see below) held by its subsidiaries. The Company has entered into various transactions with its subsidiaries which have not been eliminated in the December 31, 2001 audited consolidated financial statements and are summarized as follows:

                                                      2001          2000          1999
                                                      ----          ----          ----
Investment in and amounts due from subsidiaries       $---        $7,579       $13,038
Management fees                                      1,200         1,200         1,200
Interest income                                        909           795         3,982
Interest expense allocated to subsidiaries           3,638         4,112         4,211


NOTE B -- INVESTMENT IN SUBSIDIARIES AND LIQUIDITY AND FINANCING REQUIREMENTS

As stated in Note A, the Company records its investment in subsidiaries on the equity method of accounting. The recoverability of the Company's investments is subject to the risks associated with expanding a developing business. Specifically, future operating results will be subject to significant business, economic, regulatory, technical, and competitive uncertainties and contingencies. Depending on their extent and timing, these factors, individually or in the aggregate, could have an adverse effect on the subsidiaries' financial condition and future results of operations.

LIQUIDITY AND FINANCING REQUIREMENTS

As described below under "Motient's Chapter 11 Filing," in January 2002, the Company filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code. One of the principal goals of the reorganization process is to significantly deleverage Motient's balance sheet, and the balance sheet of Motient's subsidiary, Motient Holdings Inc. ("Motient Holdings") which has senior notes outstanding in the amount of $335 million, so that Motient's and Motient Holdings' ongoing interest expense is substantially reduced.

If Motient's plan of reorganization is confirmed, a newly formed, wholly-owned subsidiary of the Company, which would have no operations, would have approximately $19.0 million of debt due to Rare Medium. Additionally, the court may, at its discretion, allow certain other claims to become indebtedness of this new subsidiary; however, the Company does not believe that the total debt remaining at this new subsidiary would be in excess of $21.0 million. The Company would not be a guarantor of any of this debt. The Company is, however, a guarantor to certain other capital leases and vendor financing held by Motient Communications in the amount of $12.3 million.

There can be no assurance that the operations of Motient Communications will become profitable, and no assurance can be made that operating cash flow will be adequate to fund the principal and interest payments, if any, under the Company's post-reorganization indebtedness when due.

During 2001, the Company executed the following liquidity-related transactions and initiatives to assist in funding Motient Communications and Motient Services, and to reduce its debt and that of Motient Holdings:

o In January and February 2001, the Company sold, in two separate transactions, 2 million shares of its XM Radio Class A Common Stock, at an average price of $16.77 per share, for total proceeds of $33.5 million. Approximately $8.5 million of the proceeds were used to repay and permanently reduce its bank financing.

o In the second and third quarters of 2001, the Company received a total of $50 million from Rare Medium, and issued Rare Medium notes payable for such amount at 12.5% annual interest. Of the total of $50 million that the Company received, it used $12.25 million to repay and permanently reduce its bank financing, and $36.75 million was used to fund general operations. These notes were collateralized by 5 million of the Company's XM Radio shares. On October 12, 2001, in accordance with the terms of the notes, the Company repaid $26.2 million of the Rare Medium notes, representing $23.8 million in principal and $2.4 million of accrued interest, in exchange for 5 million of the Company's XM Radio shares. The $26.9 million of principal and accrued interest remaining outstanding at December 31, 2001 is unsecured.


o On November 6, 2001, the agent for the bank lenders under the Company's term loan facility and revolving credit facility (the "Bank Financing") declared all loans under the Bank Financing immediately due and payable, due to the existence of several events of default under the Bank Financing. On the same date, the bank lenders sought payment in full from Hughes Electronics Corporation, Singapore Telecommunications, Ltd. and Baron Capital Partners, L.P. (collectively, the "Bank Guarantors") for the accelerated loan obligations. The Bank Guarantors repaid all such loans on November 14, 2001 in the amount of approximately $97.6 million. As a result, the Company had a reimbursement obligation to the Bank Guarantors in the amount of $97.6 million, which included accrued interest and fees.

         On November 19, 2001, the Company sold 500,000 shares of its XM Radio common stock through a broker for $9.50 per share, for aggregate proceeds of $4.75 million. The net proceeds from this sale were paid to the Bank Guarantors, thereby reducing the amount of the Company's reimbursement obligation to the Bank Guarantors by such amount. Also on November 19, 2001, the Company delivered all of its remaining 9,257,262 shares of XM Radio common stock to the Bank Guarantors in full satisfaction of the entire remaining amount of our reimbursement obligations to the Bank Guarantors. Upon delivery of these shares, the Bank Guarantors released the Company from all of its remaining obligations to the Bank Guarantors under the Bank Financing and the related guarantees and reimbursement and security agreements.

         As a result of the delivery of the shares of XM Radio common stock described above, the maturity of the Rare Medium Notes was accelerated to November 19, 2001.


On December 28, 2001, the Company negotiated the release of a $10 million escrow held by Motorola, Inc. ("Motorola") in accordance with a customer guarantee. Motorola applied a portion of this escrow to accounts payable for maintenance work and past-due payments under a financing agreement between Motient Communications and Motorola. Approximately $4.9 million of the balance of the escrow was released to Motorola and will be used to fund future maintenance costs that Motient Communications incurs under its maintenance contract. It is expected that this balance will be fully utilized by the end of the third quarter of 2002.

MOTIENT'S CHAPTER 11 FILING

On October 1, 2001, Motient Holdings announced that it would not make a $20.5 million semi-annual interest payment due on its senior notes on such date. On November 26, 2001, the senior note trustee declared all amounts owed under the senior notes immediately due and payable.

Following these events, the Company determined that the continued viability of its business required restructuring its highly leveraged capital structure. In October 2001, the Company retained Credit Suisse First Boston ("CSFB") as financial advisors to assist in restructuring the Company's debt. Shortly thereafter, the Company and CSFB began meeting with the principal creditor constituencies, represented by (a) the Bank Guarantors, (b) an informal committee (the "Informal Committee") representing the holders of the 12.25% senior notes due 2008 issued by Motient Holdings, and (c) Rare Medium.

In January 2002, the Company and the Informal Committee reached an agreement in principle with respect to the primary terms of a plan of reorganization of Motient and its principal subsidiaries, and on January 10, 2002, the Company filed for protection under Chapter 11 of the United States Bankruptcy Code.
The Company's Amended Joint Plan of Reorganization was filed with the U.S. Bankruptcy Court for the Eastern District of Virginia on February 28, 2002.
The cases are being jointly administered under the case name "In Re Motient Corporation, et. al.," Case No. 02-80125.

The plan generally provides that holders of the senior notes will exchange their notes for new Motient stock to be issued pursuant to the plan. Shares of common stock held by existing common stockholders will be cancelled, and the existing common stockholders will receive warrants with a nominal strike price to purchase 5 percent of the new common stock (on a fully diluted basis) in the reorganized company. The warrants will have a term of two years and will be exercisable once the holders of the senior notes have recovered 105 percent of the face amount of their investment. Warrants or options to purchase existing common stock that are outstanding as of the effective date will be cancelled.

EFFECTS OF THE CHAPTER 11 FILING

While the Company is pursuing a financial restructuring through the Chapter 11 filing, it is not able to predict when or if it will be able to complete and satisfactorily implement its restructuring plan. There can be no assurance that the Company will be able to achieve a satisfactory restructuring of its capital structure or that it will be able to continue as a going concern.

The hearing date for the confirmation of the Company's plan of reorganization is scheduled for April 25, 2002. If the plan is confirmed on that date, the Company would expect the reorganization to be effective by mid-May; however, there are several factors that are outside of the Company's control that could adversely affect that schedule.

Further details regarding the Plan are contained in Motient's Disclosure Statement with respect to the Plan, which is filed as Exhibit 10.61 to this Annual Report.

SUMMARY OF LIQUIDITY AND FINANCING SOURCES FOR THE CORE WIRELESS BUSINESS

If the Company is successful in restructuring a substantial portion of its debt, it anticipates that the funding requirements of its wholly-owned subsidiaries through 2002 would be met with cash on hand, net cash from operations, and proceeds realized through the sale of inventory relating to eLink and BlackBerry(TM). The Company's projected cash requirements are based on certain assumptions about the Company's business model and projected growth rate, including, specifically, assumed rates of growth in subscriber activations and assumed rates of growth of service revenue. While the Company believes these assumptions are reasonable, these growth rates are difficult to predict and there is no assurance that the actual results that are experienced will meet the assumptions included in the Company's business model and projections. If the results of operations are less favorable than currently anticipated, the Company's cash requirements will be more than projected, and it will require additional financing in amounts that may be material. The type, timing and terms of financing that the Company selects will be dependent upon its cash needs, the availability of financing sources and the prevailing conditions in the financial markets. The Company cannot guarantee that additional financing sources will be available at any given time or available on favorable terms.

Additionally, the Company believes that $15.0 million (plus accrued interest), less any amount required to be used to prepay the note payable to Rare Medium, would be available to the operating subsidiaries upon the second closing of the MSV transaction and the associated repayment of the note that was issued at the November 2001 closing of the MSV transaction. This second closing and note repayment is contingent upon the FCC's approval and final order of MSV's terrestrial re-use application, which may not occur by the time the Company would need the funds, or may not occur at all.

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The successful implementation of the Company's business plan requires substantial funds to finance the maintenance and growth of its operations, network and subscriber base and to expand into new markets. The Company has an accumulated deficit and has historically incurred losses from operations which are expected to continue for additional periods in the future. There can be no assurance that its operations will become profitable. These factors, along with the Company's negative operating cash flows have placed significant pressures on the Company's financial condition and liquidity position, resulting in the Company seeking a financial restructuring through a Chapter 11 filing, and create substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the possible effects on the recoverability and classification of assets or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C -- DEBT

RARE MEDIUM NOTES

In 2001 Motient received a total of $50 million from Rare Medium, and issued Rare Medium notes payable for such amount at 12.5% annual interest. These notes were collateralized by 5 million of the Company's XM Radio shares. On October 12, 2001, in accordance with the terms of the notes, the Company repaid $26.2 million of the Rare Medium notes, representing $23.8 million in principal and $2.4 million of accrued interest, in exchange for 5 million of its XM Radio shares. The $26.9 million of principal and accrued interest remaining outstanding at December 31, 2001 is unsecured.

As a result of the delivery of the shares of XM Radio common stock described above (see Note 1 Liquidity and Financing Requirements), the maturity of the Rare Medium Notes was accelerated to November 19, 2001. The Rare Medium note is currently in default. Under the Company's plan of reorganization, the Company expects that the Rare Medium notes will be cancelled and replaced by a new note in the principal amount of $19.0 million. The new note will be issued by a new subsidiary of Motient Corporation that will own 100% of Motient Ventures Holding Inc., which owns all of the Company's interests in MSV. The new note will have a term of 3 years and will carry interest at 9%. The new note would allow the subsidiary to elect to accrue interest and add it to the principal, instead of paying interest in cash. The note will require that it be prepaid using 25% of the proceeds of any repayment of the $15 million note from MSV.

BANK FINANCING

In March 1998, the Company entered into a $200 million Bank Financing consisting of two facilities: (i) the Revolving Credit Facility, held by Motient Holdings, a $100 million unsecured five-year reducing revolving credit facility maturing March 31, 2003, and (ii) the Term Loan Facility, held by the Company, a $100 million five-year, term loan facility with up to three additional one-year extensions subject to the lenders' approval. In 1999, the Term Loan Facility was reduced to $41 million. In 2000, the Term Loan Facility was reduced to $40 million, and the Revolving Credit Facility was reduced to $77.25 million. During 2001, the Bank Financing was completely extinguished.

THE TERM LOAN FACILITY

The Term Loan Facility bore an interest rate, generally, of 100 basis points above London Interbank Offered Rate ("LIBOR"). The Term Loan Agreement did not include any scheduled amortization until maturity, but did contain certain provisions for prepayment based on certain proceeds received by the Company, unless otherwise waived by the banks and the Bank Facility Guarantors.

THE REVOLVING CREDIT FACILITY

The Revolving Credit Facility bore an interest rate, generally, of 100 basis points above LIBOR and was unsecured, with a negative pledge on the assets of Motient Holdings and its subsidiaries and ranked pari passu with the Senior Notes. Certain proceeds received by Motient Holdings were required to repay and reduce the Revolving Credit Facility, unless otherwise waived by the banks and the Bank Facility Guarantors.

THE GUARANTEES

In connection with the Bank Financing, Hughes Electronics Corporation, Singapore Telecommunications, Ltd. and Baron Capital Partners, L.P. (collectively, the "Bank Facility Guarantors"), extended separate guarantees of the obligations of each of Motient Holdings and the Company to the banks, which on a several basis aggregated to $200 million. In their agreement with each of Motient Holdings and the Company (the "Guarantee Issuance Agreement"), the Bank Facility Guarantors agreed to make their guarantees available for the Bank Financing. In exchange for the additional risks undertaken by the Bank Facility Guarantors in connection with the Bank Financing, the Company agreed to compensate the Bank Facility Guarantors, principally in the form of 1 million additional warrants and re-pricing of 5.5 million warrants previously issued in connection with the original Bank Facility (together, the "Guarantee Warrants"). The Guarantee Warrants were issued with an exercise price of $12.51 and were valued at approximately $17.7 million. The amounts initially assigned to the Guarantee Warrants and subsequent repricings are recorded as Common Stock Purchase Warrants and Unamortized Guarantee Warrants in the accompanying consolidated balance sheets. The amount assigned to Unamortized Guarantee Warrants was amortized to interest expense over the life of the related debt. On March 29, 1999, the Bank Facility Guarantors agreed to eliminate certain covenants contained in the Guarantee Issuance Agreement relating to earnings before interest, depreciation, amortization, and taxes ("EBITDA") and service revenue. In exchange for this elimination of covenants, the Company agreed to re-price their Guarantee Warrants, effective April 1,1999, from $12.51 to $7.50. The value of the re-pricing was approximately $1.5 million.

As a result of the automatic application of certain adjustment provisions following the issuance of the 7.0 million shares in the August 1999 public offering, the exercise price of the Guarantee Warrants was reduced to $7.3571 per share and the Guarantee Warrants became exercisable for an additional 126,250 shares. The additional Guarantee Warrants and re-pricing were valued at $2.4 million. Additionally, in June 2000, the Bank Facility Guarantors agreed to partially reduce the debt repayment requirements associated with the MSV transaction. In exchange, the Company further reduced the price of the Guarantee Warrants to $6.25, which was valued at $1.4 million. In 2001, the Bank Facility Guarantors agreed to waive certain repayment obligations under the Bank Financing. In exchange for these waivers, the Company repriced the warrants held by certain of the Bank Facility Guarantors from $6.25 to $1.31 per share, and issued new warrants to one Bank Facility

Guarantor with an exercise price of $1.31 per share. The value of the repricing and warrant issuance was $2.3 million.

Further, in connection with the Guarantee Issuance Agreement, the Company had agreed to reimburse the Bank Facility Guarantors in the event that the Guarantors were required to make payment under the Bank Financing guarantees, and, in connection with this reimbursement commitment it provided the Bank Facility Guarantors a junior security interest with respect to the assets of the Company, principally its stockholdings in XM Radio and Motient Holdings.

DEBT EXTINGUISHMENTS

In 1999, the Company raised $116 million, net of underwriting discounts and expenses, through the issuance of 7.0 million shares of common stock in a public offering. Of the net proceeds, $59 million was used to pay down a portion of the Term Loan Facility. In 2000, the Company paid down and permanently reduced the Term Loan Facility by an additional $1 million with proceeds from stock and warrant exercises, and the Revolving Credit Facility was permanently reduced by $22.8 million with a portion of the proceeds from the sales of certain of Motient Services' satellite assets. In 2001, the Company sold 2.5 million shares of XM Radio stock and used $8.5 million of he proceeds to permanently reduce the Term Loan Facility. Additionally, $12.25 million of proceeds from the Rare Medium Note were used to pay down and permanently reduce the Term Loan Facility.

On November 6, 2001, the agent for the bank lenders under the Bank Financing declared all loans under the Bank Financing immediately due and payable, due to the existence of several events of default under the Bank Financing. On the same date, the bank lenders sought payment in full from the Bank Financing Guarantors for the accelerated loan obligations. The Bank Facility Guarantors repaid all such loans on November 14, 2001 in the amount of approximately $97.6 million. As a result, the Company had a reimbursement obligation to the Bank Guarantors in the amount of $97.6 million, which included accrued interest and fees.

On November 19, 2001, the Company sold 500,000 shares of its XM Radio common stock through a broker for $9.50 per share, for aggregate proceeds of $4.75 million. The net proceeds from this sale were paid to the Bank Facility Guarantors, thereby reducing the amount of its reimbursement obligation to the Bank Facility Guarantors by such amount. Also on November 19, 2001, the Company delivered all of its remaining 9,257,262 shares of XM Radio common stock to the Bank Facility Guarantors in full satisfaction of the entire remaining amount of its reimbursement obligations to the Bank Facility Guarantors. Upon delivery of these shares, the Bank Facility Guarantors released the Company from all of its remaining obligations to the Bank Facility Guarantors under the Bank Financing and the related guarantees and reimbursement and security agreements. The Company delivered 7,108,184 shares to Hughes Electronics Corporation, 964,640 shares to Singapore Telecommunications, Ltd., and 1,184,438 shares to Baron Capital Partners, L.P.

As a result of the permanent reductions of the Term Facility, the Company recorded an extraordinary gain on extinguishment of debt of approximately $0.3 million in 2001, a loss of $0.1 million in 2000 and a loss of $12.1 million in 1999, which reflects the write-off, on a pro-rata basis, of unamortized Guarantee Warrants and deferred financing fees associated with the placement of the Bank Financing.

INTEREST RATE SWAP AGREEMENT

In connection with the Bank Financing, the Company entered into an interest rate swap agreement, with an implied annual rate of 6.51%. The swap agreement reduces the impact of interest rate increases on the Term Loan Facility. The Company paid a fixed fee of approximately $17.9 million for the swap agreement. In return, the counter-party is obligated to pay a variable rate equal to LIBOR plus 50 basis points, paid on a quarterly basis directly to the respective banks on behalf of the Company, on a notional amount of $100 million until the termination date of March 31, 2001. In connection with the pay down of a portion of the Term Loan Facility during 1999, the Company reduced the notional amount of its swap agreement from $100 million to $41 million and realized net proceeds of approximately $6 million due to early termination of a portion of the swap agreement. The interest rate swap expired in March 2001.

All wholly owned subsidiaries of the Company are subject to financing agreements that limit the amount of cash dividends and loans that can be advanced to the Company. At December 31, 2001, all of the subsidiaries' net assets were restricted under these agreements. These restrictions will have an impact on the Company's ability to pay dividends.

NOTE D -- SUBSEQUENT EVENTS

On January 10, 2002, the Company and certain of its subsidiaries filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Company's Amended Joint Plan of Reorganization was filed with the U.S. Bankruptcy Court for the Eastern District of Virginia on February 28, 2002. The cases are being jointly administered under the case name "In Re Motient Corporation, et. al.," Case No. 02-80125.

The plan generally provides that holders of the senior notes will exchange their notes for new Motient stock to be issued pursuant to the plan. Shares of common stock held by existing common stockholders will be cancelled, and the existing common stockholders will receive warrants with a nominal strike price to purchase 5 percent of the new common stock (on a fully diluted basis) in the reorganized company. The warrants will have a term of two years and will be exercisable once the holders of the senior notes have recovered 105 percent of the face amount of their investment. Warrants or options to purchase existing common stock that are outstanding as of the effective date will be cancelled.

Further details regarding the plan are contained in Motient's Disclosure Statement with respect to the Plan, which is filed as Exhibit 10.61 to this Annual Report on Form 10-K.

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

----------------------------------------------- ------------ ----------- -------------- ------------
                                                              Charged
                                                 Balance at   to Costs                    Balance at
                                                 Beginning      and                         End of
Description                                       of Year     Expenses    Deductions         Year
----------------------------------------------- ------------ ----------- -------------- ------------
1999
----------------------------------------------- ------------ ----------- -------------- ------------
       Allowance for doubtful accounts                 $935       1,309        (1,019)        1,225
----------------------------------------------- ------------ ----------- -------------- ------------
2000
----------------------------------------------- ------------ ----------- -------------- ------------
       Allowance for doubtful accounts                1,225       1,668        (1,576)        1,317
----------------------------------------------- ------------ ----------- -------------- ------------
2001
----------------------------------------------- ------------ ----------- -------------- ------------
       Allowance for doubtful accounts                1,317       1,375        (1,728)          964
----------------------------------------------- ------------ ----------- -------------- ------------
