Form 10-Q
period 2002-03-31
MOTIENT CORP
filed 2002-05-08
CIK 913665

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------


                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                           Commission File No. 0-23044
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

                                 ---------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Number of shares of Common Stock, par value $.01 per share, outstanding at May 1, 2002: 25,000,000

                               MOTIENT CORPORATION
                                    FORM 10-Q
                       FOR THE PERIOD ENDED MARCH 31, 2002

                                TABLE OF CONTENTS

                                                                        PAGE
                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Statement of Operations for the Three

        Months Ended March 31, 2002 and 2001 (Unaudited)                   3

        Consolidated Balance Sheets as of March 31, 2002 and
        December 31, 2001 (Unaudited)                                      4

        Consolidated Statements of Cash Flows for the Three
         Months Ended March 31, 2002 and March 31, 2001 (Unaudited)        5

        Notes to Consolidated Condensed Financial Statements as
        of March 31, 2002 (Unaudited)                                      6

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                                       29

Item 3. Quantitative and Qualitative Disclosures about Market Risk        47


                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings                                                 48

Item 5. Other Information                                                 48

Item 6. Exhibits and Reports on Form 8-K                                  49

                         PART I- FINANCIAL INFORMATION
                          Item 1. Financial Statements

Item 1. Financial Statements

                      Motient Corporation and Subsidiaries
        (Debtor-in-Possession for the three months ended March 31, 2002)
                      Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (Unaudited)

                                                                                          Three Months Ended March 31,
                                                                                              2002           2001
                                                                                              ----           ----
         REVENUES
            Services and related revenue                                                   $12,279        $18,007
            Sales of equipment                                                               4,216          5,400
                                                                                          --------       --------
            Total Revenues                                                                  16,495         23,407

         COSTS AND EXPENSES
            Cost of services and operations                                                 15,332         18,164
            Cost of equipment sold                                                           4,534          5,934
            Sales and advertising                                                            3,870          9,649
            General and administrative                                                       3,542          6,327
            Depreciation and amortization                                                    5,187          8,550
                                                                                          --------       --------
            Operating Loss                                                                 (15,970)       (25,217)

            Interest income                                                                     --            142
            Other income                                                                       837             --
            Interest expense (contractual amount of $12,223 for the three
             months ended March 31, 2002)                                                   (1,739)       (15,426)
            Deferred gain on sale of assets to MSV                                           1,419             --
            Equity in loss of XM Radio                                                          --        (12,472)
                                                                                          --------       ---------
             Loss before extraordinary item and reorganization items:                      (15,453)       (52,973)
             Reorganization items:
                  Professional fees related to reorganization                               (4,578)            --
                  Write off of debt financing fees                                         (12,975)            --
                  Interest income                                                              121             --
                                                                                          --------       --------
            Loss Before Extraordinary Item                                                 (32,885)       (52,973)
            Extraordinary Loss on Extinguishment of Debt                                        --         (1,033)
                                                                                          --------       ---------
         Net Loss Attributable to Common Shareholders                                     $(32,885)      $(54,006)
                                                                                         =========      =========
        Basic and Diluted Loss Per Share of Common Stock:
            Loss Before Extraordinary Item                                                  $(0.56)        $(1.07)
            Extraordinary Loss on Extinguishment of Debt                                        --          (0.02)
                                                                                          --------        --------
            Net Loss Attributable to Common Shareholders                                    $(0.56)        $(1.09)
                                                                                         ==========     ==========

         Weighted-Average Common Shares Outstanding                                         58,256         49,689

The accompanying notes are an integral part of these consolidated financial statements.

                                        Motient Corporation and Subsidiaries
                                    (Debtor-in-Possession as of March 31, 2002)
                                            Consolidated Balance Sheets
                                 (in thousands, except share and per share data)

                                                                                   March 31, 2002       December 31, 2001
        ASSETS                                                                       (unaudited)
        CURRENT ASSETS:
           Cash and cash equivalents                                                   $21,003                 $33,387
           Accounts receivable-trade, net of allowance for doubtful accounts            10,972                  11,491
           Inventory                                                                     5,732                   6,468
           Due from  MSV, net                                                              439                     521
           Deferred equipment costs                                                     11,932                  13,662
           Other current assets                                                         12,359                  16,566
                                                                                        ------                --------
              Total current assets                                                      62,437                  82,095
        PROPERTY AND EQUIPMENT, net                                                     60,621                  64,001
        GOODWILL AND OTHER INTANGIBLES, net                                             50,914                  51,631
        DEFERRED CHARGES AND OTHER ASSETS                                                3,656                  11,890
                                                                                    ----------                --------
              Total assets                                                            $177,628                $209,617
                                                                                      ========                ========

        LIABILITIES AND STOCKHOLDERS' DEFICIT

           Pre petition liabilities subject to compromise:
               Accrued expenses                                                         $4,833                     $--
               Senior Notes, including accrued interest thereon  - in default          367,673                      --
               Rare Medium Note Payable, including accrued interest thereon -           27,030                      --
               in default                                                             --------                --------
                    Total pre petition liabilities subject to compromise               399,536                      --

           Current liabilities not subject to compromise:
           Accounts payable and accrued expenses                                        15,024                  50,346
           Senior Notes, net of discount - in default                                       --                 329,371
           Rare Medium Note Payable - in default                                            --                  26,910
           Obligations under capital leases due within one year                          7,857                   8,691
           Deferred equipment revenue                                                   11,972                  13,662
           Deferred revenue and other current liabilities                               14,010                  15,781
                                                                                        ------                  ------
              Total current liabilities not subject to compromise                       48,863                 444,761
                   Total current liabilities                                           448,399                 444,761

        LONG-TERM LIABILITIES NOT SUBJECT TO COMPROMISE:
           Capital lease obligations                                                       163                     257
           Vendor financing commitment                                                   3,316                   3,316
           Other long-term liabilities                                                  33,803                  36,752
                                                                                        ------                  ------
              Total long-term liabilities                                               37,282                  40,325
              Total liabilities                                                        485,681                 485,086

        STOCKHOLDERS' DEFICIT:
        Preferred Stock; par value $0.01; authorized 200,000 shares; no                     --                      --
        shares outstanding
        Common Stock; voting, par value $0.01; authorized 150,000,000 shares               584                     557
        Additional paid-in capital                                                     973,600                 973,423
        Deferred compensation                                                             (151)                   (247)
        Common Stock Purchase Warrants                                                  81,773                  81,773
        Cumulative loss                                                             (1,363,859)             (1,330,975)
                                                                                    -----------             -----------
        STOCKHOLDERS' DEFICIT                                                         (308,053)               (275,469)
                                                                                      ---------               ---------
        Total liabilities and stockholders' deficit                                   $177,628                $209,617
                                                                                      ========                ========
The accompanying notes are an integral part of these consolidated financial statements.

                                                           4

                               Motient Corporation and Subsidiaries
                (Debtor-in-Possession for the three months ended March 31, 2002)
                               Consolidated Statements of Cash Flows
                                        (in thousands)
                                        (Unaudited)

                                                                                           Three Months Ended March 31,
                                                                                              2002             2001
                                                                                              ----             ----
             CASH FLOWS FROM OPERATING ACTIVITIES:
             Net loss before reorganization items                                          $(15,453)      $(54,006)
             Adjustments to reconcile net loss before reorganization items to net cash used in operating activities:
                Amortization of Guarantee Warrants and debt related costs                        56          2,753
                Depreciation and amortization                                                 5,187          8,550
                Deferred gain on sale of assets to MSV                                       (1,419)            --
                Equity in loss of XM Radio                                                       --         12,472
                Loss on sale of XM Radio stock                                                   --            407
                Extraordinary loss on extinguishment of debt                                     --          1,033
                Non-cash stock compensation                                                      96            595
                Changes in assets and liabilities:
                 Inventory                                                                      736         (2,964)
                 Accounts receivable-- trade                                                    519         (7,562)
                 Other current assets                                                         6,329           (429)
                 Accounts payable and accrued expenses                                       (2,388)         8,458
                 Accrued interest Senior Note                                                 1,200         10,259
                 Deferred trade payables                                                         --         (1,380)
                 Deferred revenue and other deferred items--net                              (4,857)         1,245
                                                                                             -------      --------
                Net cash used in operating activities before reorganization
                items                                                                        (9,994)       (20,569)

             CASH USED BY REORGANIZATION ITEMS:
                 Reorganization items - professional fees                                    (4,578)            --
                 Professional fees accrued not paid                                           3,472             --
                 Interest income                                                                121             --
                                                                                           --------         ------
                 Net cash used by reorganization items                                         (985)            --

             CASH FLOWS FROM INVESTING ACTIVITIES:
                 Purchase of restricted investments, net                                         --           (345)
                 Proceeds from the sale of XM Radio stock                                        --         33,539
                 Additions to property and equipment                                           (494)        (3,254)
                                                                                            -------         ------
                 Net cash (used in) provided by investing activities                           (494)        29,940

             CASH FLOWS FROM FINANCING ACTIVITIES:
                 Proceeds from issuance of equity securities                                     17            259
                 Principal payments under capital leases                                       (928)          (751)
                 Principal payments under Vendor Financing                                       --         (1,066)
                 Repayment of Term Loan                                                          --         (8,500)
                 Proceeds from Bank Financing                                                    --          6,000
                 Debt issuance costs                                                             --             --
                                                                                             ------        -------
             Net cash used in financing activities                                             (911)        (4,058)

             Net (decrease) increase in cash and cash equivalents                           (12,384)         5,313
             CASH AND CASH EQUIVALENTS, beginning of period                                  33,387          2,520
                                                                                           --------         ------

             CASH AND CASH EQUIVALENTS, end of period                                       $21,003         $7,833
                                                                                            =======         ======
The accompanying notes are an integral part of these consolidated financial statements.

                                                       5

                      MOTIENT CORPORATION AND SUBSIDIARIES
                   (Debtor-in-Possession as of March 31, 2002)

              Notes to Consolidated Condensed Financial Statements
                                 March 31, 2002
                                   (Unaudited)

1.  ORGANIZATION, BUSINESS AND LIQUIDITY

Motient Corporation (with its subsidiaries, "Motient" or the "Company") provides two-way mobile communications services principally to business-to-business customers and enterprises. Motient serves a variety of markets including mobile professionals, telemetry, transportation, and field service. Motient provides its eLinksm brand two-way wireless email services to customers accessing email through corporate servers, Internet Service Providers ("ISP"), Mail Service Provider ("MSP") accounts, and paging network suppliers. Motient also offers its BlackBerry TM by Motient wireless email solution, developed by Research In Motion ("RIM") and licensed to operate on Motient's network. BlackBerry TM by Motient is designed for large corporate accounts operating in a Microsoft Exchange or Lotus Notes environment and contains advanced encryption features. The Company considers the two-way mobile communications service described in this paragraph to be its core wireless business.

Motient is devoting its efforts to expanding its core wireless business. This effort involves substantial risk. Future operating results will be subject to significant business, economic, regulatory, technical, and competitive uncertainties and contingencies. Depending on their extent and timing, these factors, individually or in the aggregate, could have an adverse effect on the Company's financial condition and future results of operations. In recent periods, certain factors have placed significant pressures on Motient's financial condition and liquidity position. For a variety of reasons, Motient has not been able to accelerate revenue growth at the pace required to enable it to generate cash in excess of its operating expenses. These factors include competition from other wireless data suppliers and other wireless communications providers with greater resources, cash constraints that have limited Motient's ability to generate greater demand, unanticipated technological and development delays, and general economic factors. During 2001, in particular, Motient's efforts were also hindered by the downturn in the economy and capital markets. These factors contributed to the Company's decision to file a voluntary petition for reorganization under Chapter 11 of the United States Federal Bankruptcy Code in January 2002. Motient's plan of reorganization was confirmed on April 26, 2002 and became effective on May 1, 2002. See "Motient's Chapter 11 Filing and Plan of Reorganization" below.

XM Radio

On November 19, 2001, Motient disposed of its equity interest in XM Satellite Radio Holdings Inc. ("XM Radio"), a public company. For the period from January 1, 2001 through November 19, 2001, the Company accounted for its investment in XM Radio pursuant to the equity method of accounting.

Mobile Satellite Ventures LP

On June 29, 2000, the Company formed a joint venture subsidiary, Mobile Satellite Ventures LP, ("MSV"), in which it owned, until November 26, 2001, 80% of the membership interests. The remaining 20% interests in MSV were owned by three investors unrelated to Motient; however, the minority investors had certain participating rights which provided for their participation in certain business decisions that were made in the normal course of business; therefore, in accordance with Emerging Issues Task Force Issue No 96-16, the Company's investment in MSV has been recorded for all periods presented pursuant to the equity method.

Through November 26, 2001, MSV used the Company's satellite network to conduct research and development activities. On November 26, 2001, Motient sold the assets comprising its satellite communications business to MSV, as part of a transaction in which certain other parties joined MSV, including TMI Communications and Company Limited Partnership ("TMI"), a Canadian satellite services provider. In consideration for its satellite business assets, Motient received the following: (i) a $24 million cash payment in June 2000, (ii) a $41 million cash payment paid at closing on November 26, 2001, net of $4 million retained by MSV to fund the Company's future sublease obligations to MSV for rent and utilities, through November 2003, and (iii) a 5-year $15 million note. In this transaction, TMI also contributed its satellite communications business assets to MSV. In addition, Motient purchased a $2.5 million convertible note issued by MSV, and certain other investors, including a subsidiary of Rare Medium Group, Inc. ("Rare Medium"), purchased a total of $52.5 million of convertible notes. As of March 31, 2002, the Company had an ownership percentage, on an undiluted basis, of approximately 48% of MSV.

Assuming that all of MSV's convertible notes are converted into limited partnership units of MSV, Motient would have a 33.3% equity interest in MSV.

MSV has filed a separate application with the FCC with respect to MSV's plans for a new generation satellite system utilizing ancillary terrestrial base stations. Within 90 days of the receipt of approval and final order from the FCC, and provided that such approval occurs by March 31, 2003, certain of the investors (excluding Motient) in MSV will invest an additional $50 million in MSV and receive additional equity interests. Upon consummation of such additional investment, an $11.5 million note, issued by MSV to TMI and the $15 million note to Motient will be repaid in full, and Motient's ownership interest in MSV will be reduced to approximately 25.5%. Should the consummation of such additional investment not occur prior to November 25, 2006, both the $11.5 million note (plus accrued interest thereon) to TMI and the $15.0 million note (plus accrued interest thereon) to the Company will be due in full.

Operational Restructuring

In the third quarter of 2001, the Company restructured its business with the goal of achieving earnings before interest, taxes, depreciation and amortization
- or EBITDA, which is not a generally accepted accounting principle measurement
- breakeven in late-2002. The Company recorded a restructuring charge in 2001 of $4.75 million. As of March 31, 2002, the Company had no remaining operational restructuring liabilities.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated condensed financial statements included herein have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the Company believes that the disclosures made are adequate to not make the information misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's filings with the SEC.

The consolidated balance sheet as of March 31, 2002, the consolidated statements of operations for the three months ended March 31, 2002 and 2001, and cash flows for the three months ended March 31, 2002 and 2001, have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002, and for all periods presented have been made.

Consolidation

The consolidated financial statements include the accounts of Motient and its wholly owned subsidiaries. All significant inter-company transactions and accounts have been eliminated.

As noted above, effective January 1, 2001, the Company's investment in XM Radio was recorded pursuant to the equity method of accounting. For the first quarter of 2001, XM Radio recorded no revenue, incurred $42.1 million of operating expenses and had a net loss attributable to common stockholders of $42.7 million.

Additionally, the Company's investment in MSV is recorded pursuant to the equity method of accounting for all periods presented.

Comprehensive Income

Statement of Financial Accounting Standards, ("SFAS") No. 130, "Reporting of Comprehensive Income" requires "comprehensive income" and the components of "other comprehensive income" to be reported in the financial statements and/or notes thereto. Since the Company does not have any components of "other comprehensive income," reported net income is the same as "comprehensive income" for the quarters ended March 31, 2002 and 2001.

Derivatives

In September 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") which requires the recognition of all derivatives as either assets or liabilities measured at fair value, with changes in value reflected as current period income (loss). The effective date of SFAS No. 133, as amended by SFAS 138, is for fiscal years beginning after September 15, 2000. SFAS No. 133 was not material to the Company's financial position or results of operations as of or for the period ended March 31, 2002.

Segment Disclosures

In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company had one operating segment: its core wireless business. The Company provides its core wireless business to the continental United States, Alaska, Hawaii, and Puerto Rico. The following summarizes the Company's core wireless business revenue by major market segments:


                                                            Three Months Ended March 31,
                           Summary of Revenue                2002                  2001
                                                             ----                  ----
                                                                    (in millions)
                    Wireless Internet                          $4.1                 $2.0
                    Field services                              4.3                  5.9
                    Transportation                              3.0                  4.1
                    Telemetry                                   0.7                  0.7
                    Maritime and other                          0.2                  5.3
                    Equipment                                   4.2                  5.4
                                                      -------------        -------------
                        Total                                 $16.5               $ 23.4
                                                      ==============       =============


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

New Accounting Pronouncements

In January 2002, the Company adopted SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The Company had approximately $5.0 million of recorded goodwill as of January 1, 2002. Based upon the reorganization value attributed to the Company through the Chapter 11 bankruptcy process, the Company does not believe that an impairment loss has been incurred.

On August 16, 2001 the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Specifically, this standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The entity is required to capitalize the cost by increasing the carrying amount of the related long-lived asset. The capitalized cost is then depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. The standard is effective for fiscal years beginning after June 15, 2002. The Company does not currently have any assets held for retirement, and, accordingly, does not believe that the adoption of SFAS No. 143 will be material to its financial statements.

On January 1, 2002, the Company also adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" that replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." The statement requires that all long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured on a net realizable value basis and will not include amounts for future operating losses. The statement also broadens the reporting requirements for discontinued operations to include disposal transactions of all components of an entity (rather than segments of a business). Components of an entity include operations and cash flows that can be clearly distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. Based upon the reorganization value attributed to the Company through the Chapter 11 bankruptcy process, the Company does not believe that an impairment loss has been incurred.

Concentrations of Credit Risk

For the three months ended March 31, 2002, 4 customers accounted for approximately 46% of the Company's service revenue, with three of those customers each accounting for more than 10%.

Other

The Company made no payments to related parties in the three-month period ended March 31, 2002, as compared to $380,000 in the three-month period ended March 31, 2001, for capital assets and service-related obligations. The Company did not receive any payments from related parties in either of the first three months of 2002 or 2001. As of March 31, 2002, the Company had a net due from related parties in the amount of $439,000. For the three months ended March 31, 2001, the Company recorded revenue from related parties in the amount of $1.8 million related to the MSV satellite capacity agreement.

3.  LIQUIDITY AND FINANCING

Liquidity and Financing Requirements

As described below under "Motient's Chapter 11 Filing and Plan of Reorganization," in January 2002, the Company and three of its four wholly owned subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code. Motient Ventures Holding Inc. did not file for Chapter 11 and had no activities during this period. The only asset of this subsidiary is the Company's interest in MSV. As the investment balance in MSV is $0 as of March 31, 2002, no separate disclosure for this subsidiary is provided. The Company's plan of reorganization was confirmed on April 26, 2002 and became effective on May 1, 2002. The reorganization significantly deleveraged Motient's balance sheet and significantly reduced Motient's ongoing interest expense. As of the effective date of the plan, Motient had approximately $31.1 million of debt (comprised of capital leases, note payables to Rare Medium and Credit Suisse First Boston ("CSFB") and the outstanding Motorola credit facility).

The Company does not expect to achieve EBITDA break even until the fourth quarter of 2002, at the earliest. Also, even if the Company begins to generate cash in excess of its operating expenses, it expects to continue to require additional funds to meet remaining interest obligations, capital expenditures, and other non-operating cash expenses. The Company believes that its cash on hand, which, together with other available funding sources such as net cash from operations and changes in working capital, will be sufficient to fund operations through 2002. While the Company believes there are potential alternatives and additional sources of liquidity to fund the operations if these sources are insufficient, in the current environment the Company expects that it will be difficult for it to access such funding sources. In addition, the Company's financial performance could deteriorate, and there is no assurance that it will be able to meet its financial projections. If the Company's cash requirements are more than currently expected, the Company will require additional financing in amounts that may be material.

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


Motient's Chapter 11 Filing and Plan of Reorganization

On January 10, 2002, the Company filed for protection under Chapter 11 of the Bankruptcy Code. The Company's Amended Joint Plan of Reorganization was filed with the U.S. Bankruptcy Court for the Eastern District of Virginia on February 28, 2002. The cases were jointly administered under the case name "In Re Motient

Corporation, et. al.," Case No. 02-80125. The plan was confirmed on April 26, 2002, and became effective on May 1, 2002.

Under the plan of reorganization, all then-outstanding shares of the Company's pre-reorganization common stock and all unexercised options and warrants to purchase the Company's pre-reorganization common stock were cancelled. The holders of $335 million in senior notes exchanged their notes for approximately 25,000,000 shares of the Company's common stock. Certain of the Company's creditors will also receive an aggregate of 97,256 shares of the Company's common stock in settlement for amounts owed to them. These shares will be issued upon completion of the bankruptcy claims process. Holders of the Company's pre-reorganization common stock became entitled to receive warrants to purchase an aggregate of approximately 1,496,512 shares of common stock. Of these, warrants to purchase an aggregate of approximately 1,481,539 shares are currently outstanding and warrants to purchase an aggregate of approximately 14,973 shares will be issued once Motient obtains an exemptive order from the U.S. Department of Labor permitting Motient's 401(k) savings plan to hold the warrants. The warrants may be exercised to purchase shares of Motient's common stock at a price of $.01 per share, will expire May 1, 2004, or two years after the effective date of reorganization, and will not be exercisable unless and until the average closing price of Motient's common stock for ninety consecutive trading days is equal to or greater than $15.44 per share. Also, Motient expects to issue to Evercore Partners LP, financial advisor to the creditors' committee in Motient's reorganization, a warrant to purchase up to 343,450 shares of common stock, at an exercise price of $3.95 per share. The warrant will have a term of five years. If the average closing price of Motient's common stock for thirty consecutive trading days is equal to or greater than $20.00, Motient may require Evercore to exercise the warrant, provided the common stock is then trading in an established public market. Issuance of this warrant is subject to approval by the Bankruptcy Court of Evercore's fees.

Effects of the Chapter 11 Filing

As a result of its Chapter 11 bankruptcy filing, the Company saw a slower adoption rate for its services in the first quarter of 2002. In a large customer deployment, the upfront cost of the hardware can be significant. Because the hardware generally is usable only on Motient's network, certain customers delayed adoption while the Company was in Chapter 11. In an effort to accelerate adoption of its services, the Company did, in the first quarter of 2002, in selected instances, offer certain incentives for adoption of its services that were outside of its customary contract terms, such as extended payment terms or temporary hardware rental. None of these offers were accepted; therefore, there was no impact to the Company's financial statements. Additionally, certain of the Company's trade creditors required either deposits for future services or shortened payment terms; however, none of these deposits or changes in payment terms were material and none of the Company's key suppliers have ceased to do business with it as a result of our reorganization.

Further details regarding the plan are contained in Motient's Disclosure Statement with respect to the plan, which was filed as Exhibit 99.2 to the Company's current report on Form 8-K dated March 4,2002.

Effective May 1, 2002, the Company will adopt "fresh start" accounting, which requires that the reorganized value of the Company, deemed to be approximately $234 million, as determined by the court, be allocated to the Company's assets and liabilities in accordance with Accounting Principles Bulletin Opinion 16 ("APB No. 16"), Business Combinations, for transactions reported on the basis of the purchase method." The Company is in the process of allocating the reorganization value to specific tangible and intangible assets; however, if any portion of the Company's reorganization value cannot be attributed to specific tangible or intangible assets, the Company will report as an intangible asset "reorganization value in excess of amounts allocable to identifiable assets."

As of March 31, 2002, the Company was a party to the following debt facilities:

Rare Medium: Unsecured note payable to Rare Medium in the amount of $27.0 million of principal and accrued interest thereon. Under the plan of reorganization, the Rare Medium note was cancelled and replaced by a new note in the principal amount of $19.0 million. The new note was issued by a new subsidiary of Motient Corporation that owns 100% of Motient Ventures Holding Inc., which owns all of the Company's interests in MSV. The new note has a term of 3 years and carries interest at 9%. The new note allows the Company to elect to accrue interest and add it to the principal, instead of paying interest in cash. The note requires that it be prepaid using a pro rata portion of 25% of the proceeds of any repayment of the $15 million note from MSV.

Vendor Financing: Motorola provides the Company vendor financing to finance up to 75% of the purchase price of additional network base stations. As of March 31, 2002, $3.3 million was outstanding under this facility at an interest rate of 9.59%, and no amounts were available for borrowing.

$335 Million Unit Offering: On March 31, 1998, Motient Holdings Inc. issued $335 million of Units (the "Units") consisting of 12 1/4 % Senior Notes due 2008 (the "Senior Notes"), and one warrant to purchase 3.75749 shares of Common Stock, subsequently adjusted to 3.83 shares of Common Stock, of the Company for each $1,000 principal amount of Senior Notes (the "Warrants") at an exercise price of $12.51 per share, subsequently adjusted to $12.28 per share. As noted above, on the effective date of the Company's plan of reorganization, this debt was eliminated and exchanged for new common stock as a result of the implementation of the Company's plan of reorganization.

Summary of Liquidity and Financing Sources for the Core Wireless Business

With the successful restructuring of a substantial portion of the Company's debt as part of the Chapter 11 reorganization, the Company anticipates that its funding requirements through 2002 will be met with cash on hand, net cash from operations, and proceeds realized through the sale of inventory relating to eLink and BlackBerry TM. The Company's projected cash requirements are based on certain assumptions about the Company's business model and projected growth rate, including, specifically, assumed rates of growth in subscriber activations and assumed rates of growth of service revenue. While the Company believes these assumptions are reasonable, these growth rates are difficult to predict and there is no assurance that the actual results that are experienced will meet the assumptions included in the Company's business model and projections. If the results of operations are less favorable than currently anticipated, the Company's cash requirements will be more than projected, and it will require additional financing in amounts that may be material. The type, timing and terms of financing that the Company selects will be dependent upon its cash needs, the availability of financing sources and the prevailing conditions in the financial markets. The Company cannot guarantee that additional financing sources will be available at any given time or available on favorable terms.

Additionally, the Company believes that $11.25 million (plus accrued interest) would be available upon the second closing of the MSV transaction and the associated repayment of the $15 million note that was issued to the Company at the November 2001 closing of the MSV transaction. Upon repayment of this note by MSV, $3.75 million of the proceeds are required to be used to repay a portion of the $19 million note payable to Rare Medium and the $750,000 note to CSFB. This second closing is contingent upon the FCC's approval and final order of MSV's terrestrial re-use application, which may not occur by the time the Company would need the funds, or may not occur at all. If the second closing does not happen prior to November 25, 2006, the $15 million note receivable from MSV, including accrued interest thereon, becomes due and payable.


4. COMMITMENTS AND CONTINGENCIES

As of March 31, 2002 the Company had no contractual commitments; however, during April the Company contracted to purchase eLink and other subscriber equipment inventory in the amount of $2.4 million, all of which will be paid in 2002.

Also at March 31, 2002, the Company had certain contingent and/or disputed obligations under its satellite construction contract, which contained flight performance incentives payable by the Company to the contractor if the satellite performed according to the contract. Upon the implementation of the plan of reorganization, this contract is terminated, and all amounts owed by the Company will be converted into shares of new equity of the restructured company.


5. LEGAL AND REGULATORY MATTERS

Legal

The Company is aware of a purported class action lawsuit filed by holders of Rare Medium common stock challenging the previously proposed merger of Motient and Rare Medium Group, Inc. that was terminated: In re Rare Medium Group, Inc. Shareholders Litigation, C.A. No. 18879 NC (cases filed in Delaware Chancery Court between May 15, 2001 and June 7, 2001, and consolidated by the Court on June 22, 2001). The complaint names Rare Medium, members of Rare Medium's board of directors, the holders of Rare Medium preferred stock and certain of their affiliated entities, and Motient as defendants. The complaint alleges that the defendants breached duties allegedly owed to the holders of Rare Medium common stock in connection with the merger agreement, and include allegations that: (1) the holders of Rare Medium preferred stock engaged in self-dealing in the proposed merger; (2) the Rare Medium board of directors allegedly breached its fiduciary duties by agreeing to distribute the merger consideration differently among Rare Medium's common and preferred shares; and (3) Motient allegedly aided and abetted the supposed breaches of fiduciary duties. The complaint sought to enjoin the proposed merger, and also sought compensatory damages in an unspecified amount.

On April 15, 2002, Plaintiffs' counsel informed the Court that Plaintiffs and the Rare Medium defendants had agreed upon a settlement of the Delaware litigation, and that they expected to present settlement papers to the Court dismissing the case by May 15, 2002.

A second lawsuit challenging the previously proposed merger, Brickell Partners
v. Rare Medium Group, Inc. et al., N.Y.S. Index 01602694 was filed in the New York Supreme Court on May 30, 2001. Rare Medium and the holders of Rare Medium preferred stock filed a motion to dismiss or stay the New York lawsuit. Motient was never served with process in the New York lawsuit, and thus filed no motion to dismiss. However, Motient has been informed by Rare Medium that an unopposed motion by Rare Medium to dismiss the New York lawsuit as moot was granted on February 21, 2002, and a judgment dismissing the case was entered by the New York Court on April 24, 2002.

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

The Company is subject to the Communications Assistance for Law Enforcement Act, or CALEA. Under CALEA, the Company must ensure that law enforcement agencies can intercept certain communications transmitted over its networks. The deadline for complying with the CALEA requirements and any rules subsequently promulgated was June 30, 2000. The Company has pending with the FCC a petition for an extension of the deadline with respect to certain of its equipment, facilities, and services and the Company has been working with law enforcement to arrive at an agreement on a further extension of this deadline and on an extension of the deadline for other Motient equipment, facilities, and services. It is possible that the Company may not be able to comply with all of CALEA's requirements or do so in a timely manner. Where compliance with any requirement is deemed by the FCC to be not "reasonably achievable," the Company may be exempted from such requirement. Should the Company not be exempted from complying, of if federal funds are not available to the Company to assist in the funding of any required changes, the requirement to comply with CALEA could have a material adverse effect on the conduct of the Company's business.

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

6.  SUBSEQUENT EVENTS

As noted above, the Company's plan of reorganization became effective on May 1, 2002.

7. FINANCIAL STATEMENTS OF SUBSIDIARIES

In connection with the Company's acquisition of Motient Communications Inc. on September 30, 1998 (the "Motient Communications Acquisition"), and related financing discussed above, the Company formed a new wholly-owned subsidiary, Motient Holdings Inc. ("Motient Holdings"). The Company contributed all of its inter-company notes receivables and transferred its rights, title and interests in Motient Services Inc. and certain other subsidiaries that were subsequently dissolved (together with Motient Communications, the "Subsidiary Guarantors") to Motient Holdings, and Motient Holdings was the acquirer of Motient Communications and the issuer of the Senior Notes. Motient Corporation ("Motient Parent") was a guarantor of the Senior Notes (until cancellation of the Senior Notes in accordance with the implementation of the Company's plan of reorganization). The Senior Notes contained covenants that, among other things, limited the ability of Motient Holdings and its Subsidiaries to incur additional indebtedness, pay dividends or make other distributions, repurchase any capital stock or subordinated indebtedness, make certain investments, create certain liens, enter into certain transactions with affiliates, sell assets, enter into certain mergers and consolidations, and enter into sale and leaseback transactions.

The Senior Notes were jointly and severally guaranteed on full and unconditional basis by the Subsidiary Guarantors and Motient Parent. The following unaudited condensed consolidating information for these entities presents:

o Condensed consolidating balance sheets as of March 31, 2002 and December 31, 2001, the condensed consolidating statements of operations for the three months ended March 31, 2002 and 2001, and the condensed consolidating statement of cash flows for the three months ended March 31, 2002 and 2001.
o Elimination entries necessary to combine the entities comprising Motient.

                                           Condensed Consolidating Balance Sheet
                                                  (Debtor-in-Possession)
                                                  As of March 31, 2002
                                                        (unaudited)
                                                       (in thousands)

                                                                             Consolidated                               Consolidated
                                       Subsidiary      Motient                 Motient        Motient                      Motient
                                       Guarantors     Holdings  Eliminations   Holdings       Parent     Eliminations      Parent
                                                                              ASSETS
CURRENT ASSETS:
   Cash and cash equivalents            $ 21,003 $       --   $      --      $    21,003    $     --             --     $   21,003
   Accounts receivable - trade, net       10,972         --          --           10,972          --             --         10,972
   Inventory                               5,732         --          --            5,732          --             --          5,732
   Investment in/due from subsidiary         439         --          --              439          --             --            439
   Deferred equipment costs               11,932         --          --           11,932          --             --         11,932
   Other current assets                   12,359         --          --           12,359          --             --         12,359
                                        --------   --------   ---------      -----------    --------     ----------     ----------
   Total current assets                   62,437         --          --           62,437          --             --         62,437
PROPERTY AND EQUIPMENT-- NET              60,621         --          --           60,621          --             --         60,621
GOODWILL AND INTANGIBLES--  NET           50,914         --          --           50,914          --             --         50,914
DEFERRED CHARGES AND OTHER ASSETS--NET     3,656         --          --            3,656          --             --          3,656
                                        --------  ---------    ---------      -----------   --------     ----------     ----------
   Total assets                         $177,628  $      --   $      --      $   177,628    $     --      $      --     $  177,628
                                        ========   ========   =========      ===========   =========     ==========     ==========

                                                           LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
PRE PETITION LIABILITES SUBJECT TO
COMPROMISE:
    Accrued expenses                    $ 1,533      $1,750        $  --        $   3,283    $   1,550         $  --     $   4,833
    Senior Notes, including accrued
    interest thereon - in default            --     367,673           --          367,673           --            --       367,673
    Rare Medium Note Payable, including
    accrued interest thereon-in default      --          --           --               --       27,030            --        27,030
                                       --------   ---------     ---------      -----------      ------        -------        ------
    Total pre petition liabilities        1,533     369,423           --          370,956       28,580            --       399,536
    subject to compromise
CURRENT LIABILITIES NOT SUBJECT TO
COMPROMISE:
 Accounts payable and accrued expenses   13,755       1,025          --            14,780          244            --        15,024
 Obligations under capital leases due
 within one year                          7,857          --          --             7,857           --            --         7,857
 Deferred equipment revenue              11,972                                    11,972           --            --        11,972
 Deferred revenue and
  other liabilities                      14,010          --          --            14,010           --            --        14,010
 Total current liabilities not         --------  ----------   ---------       -----------      -------       --------       ------
  subject to compromise                  47,594       1,025          --            48,619          244            --        48,863
 Total current liabilities               49,127     370,448          --           419,575       28,824            --       448,399

DUE TO PARENT/AFFILIATE                 830,391     (91,219)   (739,172)               --      290,729      (290,729)           --
LONG-TERM LIABILITIES:
 Note payable to/from Issuer/Parent          --      11,500          --            11,500      (11,500)           --            --
 Vendor Financing Commitment              3,316          --          --             3,316           --            --         3,316
 Capital lease obligations                  163          --          --               163           --            --           163


 Other long-term liabilities             33,803          --          --            33,803           --            --        33,803
                                       --------    ---------    ---------      -----------      -------      --------       ------
  Total long-term liabilities            37,282      11,500          --            48,782      (11,500)           --        37,282
  Total liabilities                     916,800     290,729    (739,172)          468,357      308,053      (290,729)      485,681
STOCKHOLDERS' (DEFICIT) EQUITY         (739,172)   (290,729)    739,172          (290,729)    (308,053)      290,729      (308,053)
 Total liabilities and stockholders'   -------- -----------   ---------      ------------    ---------       -------      ---------
 (deficit) equity                      $177,628   $      --    $     --       $   177,628     $     --       $    --      $177,628
                                       ========   =========    ========       ===========     ========      ========      ========



                                           Condensed Consolidating Balance Sheet
                                                  As of December 31, 2001
                                                        (unaudited)
                                                      (in thousands)

                                                                           Consolidated                                Consolidated
                                    Subsidiary     Motient                   Motient          Motient                      Motient
                                    Guarantors     Holdings   Eliminations   Holdings         Parent       Eliminations    Parent
                                    ----------     ------    --------         ------       ------------    ------------  ----------
                                                                            ASSETS
CURRENT ASSETS:
 Cash and cash equivalents          $ 33,387    $     --    $      --      $     33,387    $        --           --        $33,387
 Accounts receivable-trade, net       11,491          --           --            11,491             --           --         11,491
 Inventory                             6,468          --           --             6,468             --           --          6,468
 Investment in/due from subsidiary       521          --           --               521             --           --            521
 Deferred equipment costs             13,662          --           --            13,662             --           --         13,662
 Other current assets                 16,113          --           --            16,113            453           --         16,566
                                    --------    --------    ---------      ------------    -----------   ----------      ---------
 Total current assets                81,642           --           --            81,642            453           --         82,095

PROPERTY AND EQUIPMENT--NET          64,001           --           --            64,001             --           --         64,001
GOODWILL AND INTANGIBLES--NET        51,631           --           --            51,631             --           --         51,631
DEFERRED CHARGES AND OTHER
ASSETS--NET                           4,487        7,403           --            11,890                          --         11,890
                                   --------   ----------    ---------      ------------     ----------   ----------         ------
 Total assets                      $201,761       $7,403    $      --      $    209,164    $       453    $      --       $209,617
                                   ========   ==========    =========      ============    ===========    =========       ========

                                                         LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued
 expenses                          $ 17,009      $31,473    $      --      $     48,482    $     1,864    $      --       $ 50,346
Senior Notes, net of discount -in
 default                                 --      329,371           --           329,371             --           --        329,371
Obligations under capital leases
 due within - one year                8,691           --           --             8,691             --           --          8,691
Rare Medium Notes - in default           --           --           --                --         26,910           --         26,910
Deferred equipment revenue           13,662           --           --            13,662             --           --         13,662
Deferred revenue and  other
 liabilities                         15,781           --           --            15,781             --           --         15,781
                                   --------   ----------    ---------      ------------    -----------   ----------     ----------
   Total current liabilities         55,143      360,844           --           415,987         28,774           --        444,761

DUE TO PARENT/AFFILIATE             828,236     (106,293)    (721,943)               --        258,648     (258,648)            --
LONG-TERM LIABILITIES:
 Note payable to/from Issuer/Parent      --       11,500           --            11,500        (11,500)          --             --
 Vendor Financing Commitment          3,316           --           --             3,316             --           --          3,316
 Capital lease obligations              257           --           --               257             --           --            257
 Other long-term liabilities         36,752           --           --            36,752             --           --         36,752
                                   --------    ---------     ---------      ------------    -----------  ----------     ----------
  Total long-term liabilities        40,325       11,500           --            51,825        (11,500)          --         40,325
  Total liabilities                 923,704      266,051     (721,943)          467,812        275,922     (258,648)       485,086
STOCKHOLDERS' (DEFICIT) EQUITY     (721,943)    (258,648)     721,943          (258,648)      (275,469)     258,648       (275,469)
 Total liabilities, minority       --------   -----------    ---------     -------------    -----------  ----------     -----------


interest and stockholders'
 (deficit)equity                   $201,761       $7,403    $     --       $    209,164    $       453   $       --       $209,617
                                   ========   ==========   =========       ============    ===========   ==========      =========

                                 Condensed Consolidating Statement of Operations
                                               (Debtor-in-Possession)
                                        Three Months ended March 31, 2002
                                                  (Unaudited)
                                                (in thousands)


                                                                             Consolidated                              Consolidated
                                  Subsidiary       Motient                     Motient        Motient                      Motient
                                  Guarantors      Holdings    Eliminations    Holdings        Parent     Eliminations      Parent

REVENUES
   Services                         $12,279           $--           $--        $12,279           $300         $(300)      $12,279
   Sales of equipmen                  4,216            --            --          4,216             --            --         4,216
                                   --------         -----         -----       --------       --------       -------      --------
     Total Revenues                  16,495            --            --         16,495            300          (300)       16,495

COSTS AND EXPENSES
   Cost of service and operat        15,332            --            --         15,332             --            --        15,332
   Cost of equipment sold             4,534            --            --          4,534             --            --         4,534
   Sales and advertising              3,869            --            --          3,869              1            --         3,870
   General and administrative         3,015           300            --          3,315            527          (300)        3,542
   Depreciation and amortization      5,187            --            --          5,187             --            --         5,187
                                      -----         -----       -------          -----         ------       -------         -----
   Operating Loss                   (15,442)         (300)           --        (15,742)          (228)           --       (15,970)

Other income                            837            --            --            837             --            --           837
Interest expense                     (4,164)       (1,361)        3,801         (1,724)          (120)          105        (1,739)
Equity in loss of subsidiaries           --       (17,229)       17,229             --        (32,642)       32,642            --
Deferred gain on sale of
 assets to MSV                        1,419            --            --          1,419             --            --         1,419
                                  ---------        ------       -------     ----------      ----------      -------         -----
Net loss before extraordinary item
and Reorganization items            (17,350)      (18,890)       21,030        (15,210)       (32,990)       32,747       (15,453)

Reorganization Items:
 Professional fees related to
 reorganization                          --        (4,578)           --         (4,578)            --            --        (4,578)
 Write off of debt financing fees        --       (12,975)           --        (12,975)            --            --       (12,975)
 Interest income                        121         3,801        (3,801)           121            105          (105)          121
                                        ---     ---------      ---------      --------       --------     ----------     --------
Net Loss Attributable
Common Shareholders                ($17,229)     ($32,642)      $17,229       ($32,642)      ($32,885)      $32,642      ($32,885)
                                   =========     =========      =======       =========      =========      =======      =========

                                Condensed Consolidating Statement of Operations
                                        Three Months ended March 31, 2001
                                                    (Unaudited)
                                                   (in thousands)


                                                                           Consolidated                                Consolidated
                                       Subsidiary    Motient                 Motient         Motient                      Motient
                                       Guarantors    Holdings  Eliminations  Holdings        Parent     Eliminations      Parent

REVENUES
 Services                              $18,007         $--        $--        $18,007         $300        $(300)          $18,007
 Sales of equipment                      5,400          --         --          5,400           --           --             5,400
                                      --------       -----      -----       --------        -----        ------          -------
   Total Revenues                       23,407          --         --         23,407          300         (300)           23,407

COSTS AND EXPENSES
 Cost of service and operations         18,164          --         --         18,164           --           --            18,164
 Cost of equipment sold                  5,934          --         --          5,934           --           --             5,934
 Sales and advertising                   9,649          --         --          9,649           --           --             9,649
 General and administrative              6,029         321         --          6,350          277         (300)            6,327
 Depreciation and amortization           9,077          --         --          9,077         (527)          --             8,550
                                      --------       -----      -----       --------      --------     --------         --------
  Operating Loss                       (25,446)       (321)        --        (25,767)         550           --           (25,217)

Interest and Other Income                  201       4,022     (3,277)           946           (9)        (795)              142
Equity in Loss of Subsidiaries              --     (30,314)    30,314             --      (52,466)      39,994           (12,472)
Interest Expense                        (5,069)    (13,381)     3,277        (15,173)      (1,048)         795           (15,426)
                                        ------    --------      -----        --------      -------         ---           --------
Net Loss Before Extraordinary Item     (30,314)    (39,994)    30,314        (39,994)     (52,973)      39,994           (52,973)

Extraordinary Loss on Extinguishment
 of Debt                                    --          --         --             --       (1,033)          --            (1,033)
                                     ---------   ---------  ---------     ----------      -------    ---------            -------
Net Loss Attributable Common
Shareholders                          ($30,314)   ($39,994)   $30,314       ($39,994)    ($54,006)     $39,994          ($54,006)
                                     =========   =========    =======       =========    =========     =======          =========

                                                                     24

                                 Condensed Consolidating Statement of Cash Flow
                                              (Debtor-in-Possession)
                                        Three Months Ended March 31, 2002
                                                (Unaudited)
                                              (in thousands)

                                                                                   Consolidated                        Consolidated
                                             Subsidiary     Motient                  Motient     Motient                   Motient
                                             Guarantors     Holdings   Eliminations  Holdings    Parent    Eliminations    Parent
                                              --------      ------     ------------   ------    --------  ------------    -------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss before reorganization items          ($ 17,229)   ($ 15,210)   $ 17,229     ($15,210)  ($ 15,453)   $ 15,210     ($ 15,453)
Adjustments to reconcile net loss to net
cash (used in) provided by operating
activities before reorganization items:
Amortization of Guarantee Warrants and debt
 discount and issuance costs                         --           56          --           56          --          --            56
Depreciation and amortization                     5,187           --          --        5,187          --          --         5,187
Non cash stock compensation                          96           --          --           96          --          --            96

Deferred gain on sale of assets to MSV           (1,419)                               (1,419)                               (1,419)
Changes in assets  & liabilities
  Inventory                                         736           --          --          736          --          --           736
  Trade accounts receivable                         519           --          --          519          --          --           519
  Other current assets                            6,329           --          --        6,329          --          --         6,329
  Accounts payable and accrued expenses          (2,318)          --          --       (2,318)        (70)         --        (2,388)
  Accrued interest on Senior Note                    --        1,200          --        1,200          --          --         1,200
  Deferred Items--net                            (4,857)          --          --       (4,857)         --          --        (4,857)
                                                 -------     -------     -------       -------    -------    --------       -------
Net cash (used in) provided by operating
activities before reorganization items          (12,956)     (13,954)     17,229       (9,681)    (15,523)     15,210        (9,994)

CASH USED BY REORGANIZATION ITEMS
  Reorganization items - professional fees           --       (4,578)         --       (4,578)         --          --        (4,578)
  Professional fees accrued not paid                 --        3,472          --        3,472          --          --         3,472
  Interest income                                    --          121          --          121          --          --           121
                                                 ------       ------      ------       ------      ------      ------        ------
Net cash used by reorganization items                --         (985)         --         (985)         --          --          (985)

CASH FLOWS FROM INVESTING ACTIVITIES
 Additions to property & equipment                 (494)          --          --         (494)         --          --          (494)
                                                   -----      ------     -------        -----    --------      ------         -----
 Net cash provided by (used in) investing
 activities                                        (494)          --          --         (494)         --          --          (494)

CASH FLOWS FROM FINANCING ACTIVITES
  Proceeds from stock issuances                      --           --          --           --          17          --            17
  Funding from parent/subsidiary                  1,994       14,939     (17,229)        (296)     15,506     (15,210)           --
  Principal payments under capital leases          (928)          --          --         (928)         --          --          (928)
                                                   -----     -------   ---------         -----      ------   --------         -----
  Net cash provided by (used in) financing
  activities                                      1,066       14,939     (17,229)      (1,224)     15,523     (15,210)         (911)


  Net increase in cash and cash equivalents     (12,384)          --          --      (12,384)         --          --       (12,384)
CASH & CASH EQUIVALENTS, beginning of
 period                                          33,387           --          --       33,387          --          --        33,387
                                                 ------       ------     -------       ------      ------   ---------        ------
CASH & CASH EQUIVALENTS, end of period         $ 21,003      $    --     $    --     $ 21,003     $    --    $     --      $ 21,003
                                               ========      =======     =======     ========     =======    ========      ========

                                  Condensed Consolidating Statement of Cash flow
                                         Three Months Ended March 31, 2001
                                                   (Unaudited)
                                                 (in thousands)

                                                                                   Consolidated                         Consolidated
                                             Subsidiary      Motient                 Motient      Motient                   Motient
                                             Guarantors     Holdings  Eliminations   Holdings     Parent     Eliminations   Parent
                                           ------------    --------   ------------ ------------    ------    ------------ ----------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                      ($ 30,314)  ($ 39,994)    $ 30,314    ($ 39,994)   ($ 54,006)   $ 39,994    ($ 54,006)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Amortization of Guarantee Warrants and debt
  discount and issuance costs                        --       1,584           --        1,584        1,169          --        2,753
Depreciation and amortization                     9,077          --           --        9,077         (527)         --        8,550
Non cash stock compensation                         595          --           --          595           --          --          595
Extraordinary loss on extinguishment of debt         --          --           --           --        1,033          --        1,033
Equity in loss of XM Radio                           --          --           --           --       12,472          --       12,472
Loss on sale of XM Radio stock                       --          --           --           --          407          --          407
Changes in assets  & liabilities
  Inventory                                      (2,964)         --           --       (2,964)          --          --       (2,964)
  Trade accounts receivable                      (7,562)         --           --       (7,562)          --          --       (7,562)
  Other current assets                             (538)         --           --         (538)         109          --         (429)
  Accounts payable and accrued expenses           8,431         (94)          --        8,337          121          --        8,458
  Accrued interest on Senior Note                    --      10,259           --       10,259           --          --       10,259
  Deferred trade payables                        (1,380)         --           --       (1,380)          --          --       (1,380)
  Deferred Items--net                             1,955          --           --        1,955         (710)         --        1,245
Net cash (used in) provided by operating       --------    --------     --------     --------      --------   --------     --------
 activities                                     (22,700)    (28,245)      30,314      (20,631)     (39,932)     39,994      (20,569)
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property & equipment              (3,254)         --           --       (3,254)          --          --       (3,254)
  Proceeds from the sale of XM Radio stock           --          --           --           --       33,539          --       33,539
  Purchase of long-term, restricted
   investments                                      320        (539)          --         (219)        (126)         --         (345)
 Net cash provided by (used in) investing          ---         -----          --         -----       -----      ------        -----
  activities                                     (2,934)       (539)          --       (3,473)      33,413          --       29,940
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from stock issuances                      --          --           --           --          259          --          259
  Funding from parent/subsidiary                 32,764      22,784      (30,314)      25,234       14,760     (39,994)          --
  Principal payments under capital leases          (751)         --           --         (751)          --          --         (751)
  Principal payments under vendor lease          (1,066)         --           --       (1,066)          --          --       (1,066)
  Proceeds from bank financing                       --       6,000           --        6,000           --          --        6,000
  Repayment of bank financing                        --          --           --           --       (8,500)         --       (8,500)
  Net cash provided by (used in) financing     --------    --------     --------     --------      --------    --------    --------
   activities                                    30,947      28,784      (30,314)      29,417        6,519     (39,994)      (4,058)
  Net increase in cash and cash equivalents       5,313          --           --        5,313           --          --        5,313
CASH & CASH EQUIVALENTS, beginning of
period                                            2,520          --           --        2,520           --          --        2,520
                                                  -----     -------      -------     --------     --------    --------     --------
CASH & CASH EQUIVALENTS, end of period          $ 7,833        $ --          $--      $ 7,833         $ --        $ --      $ 7,833
                                                =======        ====           ==      =======         ====        ====      =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains and incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements regarding our expected financial position and operating results, our business strategy, and our financing plans are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," "project," or "intend." These forward-looking statements reflect our plans, expectations and beliefs and, accordingly, are subject to certain risks and uncertainties. We cannot guarantee that any of such forward-looking statements will be realized.

Statements regarding factors that may cause actual results to differ materially from those contemplated by such forward-looking statements ("Cautionary Statements") include, among others, those under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview," and elsewhere in this quarterly report, including in conjunction with the forward-looking statements included in this quarterly report. All of our subsequent written and oral forward-looking statements (or statements that may be attributed to us) are expressly qualified by the Cautionary Statements. You should carefully review the risk factors described in our other filings with the Securities and Exchange Commission (the "SEC") from time to time, including our annual report on Form 10-K for the fiscal year ended December 31, 2001, dated March 24, 2002 (File No. 0-23044), and our quarterly reports on Form 10-Q to be filed after this quarterly report, as well as our other reports and filings with the SEC.

Our forward-looking statements are based on information available to us today, and we will not update these statements. Our actual results may differ significantly from the results discussed.

References in this Quarterly Report "Motient" and "we" or similar or related terms refer to Motient Corporation and its wholly owned subsidiaries collectively, unless the context requires otherwise.

Motient's Chapter 11 Filing

On January 10, 2002, Motient and three of its wholly-owned subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code. Motient's plan of reorganization was confirmed on April 26, 2002, and became effective on May 1, 2002. For a more detailed description of Motient's Chapter 11 filing and its plan of reorganization, please see "Liquidity and Capital Resources" below.

General - The Current and Former Components of Motient's Business

This section provides information regarding the various current and prior components of Motient's business which we believe is relevant to an assessment and understanding of the financial condition and consolidated results of operations of Motient Corporation. The sale of our satellite assets to Mobile Satellite Ventures LP, or MSV, in 2001, makes period to period comparison of our financial results less meaningful, and therefore, you should not rely on them as an indication of future operating performance. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Motient presently has five wholly-owned subsidiaries and an interest in MSV. Motient Communications Inc. owns the assets comprising Motient's core wireless business. The other four subsidiaries hold no material operating assets other than the stock of other subsidiaries or Motient's interests in MSV. On a consolidated basis, we refer to Motient Corporation and its five wholly owned subsidiaries as "Motient." Our indirect, less-than 50 % interest in MSV is not consolidated with Motient for financial statement purposes.

In recent periods, certain factors have placed significant pressures on our financial condition and liquidity position. A number of factors were preventing us from accelerating revenue growth at the pace required to enable us to generate cash in excess of our operating expenses. These factors included competition from other wireless data suppliers and other wireless communications providers with greater resources, cash constraints that have limited our ability to generate greater demand, unanticipated technological and development delays, and general economic factors. During 2001, in particular, our efforts were also hindered by the downturn in the economy and poor capital and financing market conditions. These factors led us to file a voluntary petition for reorganization under Chapter 11 of the United States Federal Bankruptcy Code in January 2002. See "Liquidity and Capital Resources". Having emerged from our reorganization with a significantly improved balance sheet, we are continuing to focus on growing our core wireless business.

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

XM Radio

As of January 1, 2001, we had an equity interest of approximately 33.1% (or 21.3% on a fully diluted basis) in XM Satellite Radio Holdings Inc., or XM Radio, a public company that launched its satellite radio service toward the end of 2001, and accounted for our investment in XM Radio pursuant to the equity method of accounting. During 2001, we either sold or exchanged all of our remaining shares of XM Radio and ceased to hold any interest in XM Radio as of November 19, 2001.

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

Through November 26, 2001, MSV used our satellite network to conduct research and development activities. On November 26, 2001, we sold the assets comprising our satellite communications business to MSV, as part of a transaction in which certain other parties joined MSV, including TMI Communications and Company Limited Partnership ("TMI"), a Canadian satellite services provider. In consideration for our satellite business assets, we received the following: (i) a $24 million cash payment in June 2000, (ii) a $41 million cash payment paid at closing on November 26, 2001, net of $4 million retained by MSV related to our sublease of real estate from MSV, and (iii) a 5-year $15 million note. In this transaction, TMI also contributed its satellite communications business assets to MSV. In addition, we purchased a $2.5 million convertible note issued by MSV, and certain other investors, including a subsidiary of Rare Medium Group, Inc., purchased a total of $52.5 million of convertible notes. As of March 31, 2002, we had an equity interest, on an undiluted basis, of approximately 48% in MSV. Assuming that all of MSV's convertible notes issued in such transaction are converted into limited partnership units of MSV, Motient would have a 33.3% equity interest in MSV.

MSV has filed a separate application with the FCC with respect to MSV's plans for a new generation satellite system utilizing ancillary terrestrial base stations. Within 90 days of the receipt of approval and final order from the FCC, and provided that such approval occurs by March 31, 2003, certain of the investors in MSV, excluding Motient, will invest an additional $50 million in MSV and receive additional equity interests. Upon consummation of such additional investment, an $11.5 million note issued by MSV to TMI and the $15 million note to Motient will be repaid in full, and Motient's ownership interest in MSV will be reduced to approximately 25.5%.

Overview of Liquidity and Risk Factors

Liquidity and Financing Sources

We have incurred significant operating losses and negative cash flows in each year since we started operations, due primarily to the costs of developing and building our networks and the cost of developing, selling and providing our products and services. Prior to filing for protection under Chapter 11, we were highly leveraged. These factors and others placed significant pressures on our financial condition and liquidity position. As a result of our plan of reorganization, our total debt was substantially reduced; however, we expect to continue to incur operating losses and negative cash flows for at least several more quarters, and do not expect to achieve EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) break even until the fourth quarter of 2002 at the earliest. We expect to continue to make significant capital outlays to fund remaining interest expense, new product rollouts, capital expenditures, and working capital before we begin to generate cash in excess of our operating expenses. We are focusing our efforts on improving our cash flow through growth in our subscriber base, while maintaining, or even reducing, our operating expenses. We believe that a large percentage of our costs are fixed; therefore, we are attempting to increase our revenue without incurring significant cost increases.

We believe that the cash that we have on hand, together with other available working capital funding sources, should fund operations through 2002. While we believe there are potential alternatives and additional sources of liquidity to fund our operations if these resources are insufficient, in the current environment we expect that it will be difficult for us to access such funding sources. In addition, our financial performance could deteriorate, and there is no assurance that we will be able to meet our financial projections. If our cash requirements are more than we currently expect, we will require additional financing in amounts that may be material.

For a more detailed discussion of our funding requirements and outlook, see "Liquidity and Capital Resources - Summary of Liquidity and Financing Sources for Core Wireless Business."

Effects of the Chapter 11 Filing

As a result of our Chapter 11 bankruptcy filing, we saw a slower adoption rate for our services in the first quarter of 2002. In a large customer deployment, the upfront cost of the hardware can be significant. Because the hardware generally is usable only on Motient's network, certain customers delayed adoption while we were in Chapter 11. In an effort to accelerate adoption of our services, we did, in selected instances in the first quarter of 2002, offer certain incentives for adoption of our services that are outside of our customary contract terms, such as extended payment terms or temporary hardware rental. None of these offers were accepted; therefore, these changes in terms were not material to our cash flow or operations. Additionally, certain of our trade creditors required either deposits for future services or shortened payment terms; however, none of these deposits or changes in payment terms were material and none of our key suppliers have ceased to do business with us as a result of our reorganization.

Effective May 1, 2002, we will adopt "fresh start" accounting, which requires that the value of Motient, which was determined by the court to be $234 million, be allocated to our assets and liabilities in accordance with Accounting Principles Bulletin Opinion 16, or APB No. 16 Business Combinations, for transactions reported on the basis of the purchase method. We are in the process of allocating this reorganization value to specific tangible and intangible assets; however, if any portion of the reorganization value cannot be attributed to specific tangible or intangible assets, we will be required to report as an intangible asset "reorganization value in excess of amounts allocable to identifiable assets."

Summary of Risk Factors

Additionally, our future operating results could be adversely affected by a number of uncertainties and factors, including:

o    our ability to attract and retain customers,
o our ability to secure additional financing necessary to fund anticipated capital expenditures, operating losses and any remaining debt service requirements,

o our ability to convert customers who have purchased devices from us into active users of our airtime service and thereby generate revenue growth,
o the timely roll-out of certain key customer initiatives and the launch of new products or the entry into new market segments, which may require us to continue to incur significant operating losses,
o    our ability to fully recover the value of our inventory in a timely manner,
o our ability to procure new inventory in a timely manner in the quantities, quality, price and at the times required,
o our ability to gain market acceptance of new products and services, including eLink and BlackBerryTM by Motient, and our ability to make a profit thereon,
o our ability to respond and react to changes in our business and the industry because we have substantial indebtedness,
o our ability to modify our organization, strategy and product mix to maximize the market opportunities as the market changes,
o    our ability to manage  growth  effectively,
o competition from existing companies that provide services using existing communications technologies and the possibility of competition from companies using new technology in the future,
o our ability to maintain, on commercially reasonable terms, or at all, certain technologies licensed from third parties,
o our dependence on technology we license from Motorola, which may become available to our competitors,
o    the loss of one or more of our key customers,
o our ability to attract and retain key personnel, especially in light of our recent headcount reductions,
o our ability to keep up with new technological developments and incorporate them into our existing products and services and our ability to maintain our proprietary information and intellectual property rights,
o our dependence on third party distribution relationships to provide access to potential customers,
o our ability to expand our networks on a timely basis and at a commercially reasonable cost, or at all, as additional future demand increases,
o the risk that Motient could incur substantial costs if certain proposals regarding spectrum reallocation, that are now pending with the FCC, are adopted, and
o    regulation by the FCC.

For a more complete description of the above factors, please see the section entitled "Risk Factors" in Motient's Disclosure Statement with respect to its Amended Joint Plan of Reorganization, dated February 27, 2002, which was filed as Exhibit 99.2 to our current report on Form 8-K dated March 4, 2002.

Three Months Ended March 31, 2002 and  2001

Revenue and Subscriber Statistics

Service revenues approximated $12.3 million for the quarter ended March
31, 2002, which was a $5.7 million reduction as compared to the quarter ended March 31, 2001. This $5.7 million reduction represents the loss of approximately $6.3 million of revenue associated with the sale of our satellite assets to MSV in November 2001, offset by an $0.8 million increase in our core remaining market sectors. We experienced a 35% growth in subscribers within our Wireless Internet sector, but these subscribers produced lower average revenue per unit, or ARPU, than certain other segments, such as the maritime sector, which was sold as part of our sale of satellite assets to MSV in November 2001.

The tables below summarize our revenue and subscriber base for the quarters ended March 31, 2002 and 2001. An explanation of certain changes in revenue and subscribers is set forth below under the caption "Summary of Year over Year Revenue."


                                                   Quarter Ended March 31,

     Summary of Revenue                             2002                2001            Change       % Change
                                                    ----                ----            ------       --------
                                                                          (in millions)
     Wireless Internet                                 $4.1               $2.0            $2.1           105%
     Field services                                     4.3                5.9            (1.6)          (27)
     Transportation                                     3.0                4.1            (1.1)          (27)
     Telemetry                                          0.7                0.7             0.0             0
     Maritime and other                                 0.2                5.3            (5.1)          (96)
     Equipment                                          4.2                5.4            (1.2)          (22)
                                              -------------      -------------       ----------
         Total                                       $ 16.5             $ 23.4           $(6.9)          (29)%
                                              =============      =============       ==========     ==========

The make up of our subscriber base was as follows:

                                    As of March 31,
                                    2002             2001(1)         Change          % Change
                                    ----             -------         ------          --------
Wireless Internet                 85,085             63,102         21,983               35%
Field services                    36,161             45,070         (8,909)             (20)
Transportation                    89,750             74,237         15,513               21
Telemetry                         28,486             18,059         10,427               58
Maritime and other                   544             25,563        (25,019)             (98)
                                 -------             ------        --------
  Total                          240,026            226,031         13,995               6%
                                 =======            =======         ======               ==

(1) Subscribers as of March 31, 2001, included approximately 37,600 satellite units that were transferred to MSV as a result of the sale of the satellite business in November 2001, approximately 25,000 of which were included in the Maritime and other sector, 10,000 of which were included in the Transportation sector, and 2,600 of which were included in the Field Services sector. Excluding the transfer of these subscribers, we had a 27% increase in subscribers as of March 31, 2002, as compared to March 31, 2001.

As is common in our industry, we report subscriber information and ARPU (Average Revenue Per Unit) per month statistics. Although these figures are operational numbers and not financial information recognized under Generally Accepted Accounting Principles, or GAAP, we believe that this information helps to demonstrate important trends in our business.



                                             Average Revenue Per Unit
                                                 As of March 31,
                                                                   Adjusted
                                      2002            2001         2001 (1)
                                      ----            ----         --------
Wireless Internet                      $15            $11             $12
Field services                          39             40              45
Transportation                          11             22              16
Telemetry                                9             27              14
Maritime                                --             45              --
Other                                  125             80              70
         Average                       $17            $31             $22


(1) ARPU as of March 31, 2001 has been adjusted to exclude the revenue derived from the satellite business that was sold to MSV in November 2001.

We include as subscribers those units that are registered on our network and expected to generate revenue. Recently we completed a study to better understand the likelihood of revenue growth from registered units which had been sold to resellers in our Wireless Internet sector. While the resellers do not have a right to return any units, we believe that a number of units in the reseller channel are subject to one of a number of possible causes of shrinkage, and therefore are not likely to be activated over the next several months. Accordingly, we have reduced the total number of registered units reported as of March 31, 2002, by approximately 20,000 units. While our resellers have not requested this adjustment, and these units currently remain registered on the network, we believe this change more conservatively communicates the revenue potential of our reported subscriber base. Over time, we expect our reseller's registered subscriber base to more closely follow growth in revenue in this sector.

A portion of our registered subscribers are not yet generating revenue.
These inactive units are the result of one or a combination of the following factors: 1) units sold to the indirect channel partners in Mobile Internet, Transportation and Telemetry market segments by Motient or other suppliers that have not yet been sold by the reseller or solution partner to end user customers, 2) spares that corporate customers purchase and register on the network in anticipation of future requirements, and 3) seasonal usage by vertical customers who purchase and register units in excess of their average requirements in order to meet seasonal peak requirements. As of March 31, 2002, approximately 61% of the reported subscriber base were active, or revenue producing units, an increase of 5 points from the end of 2001, the only quarter for which we have comparable data. The average ARPU for the estimated active units during the first quarter of 2002 was approximately $30.

Summary of Quarter over Quarter Revenue

o Wireless Internet: Revenue grew from $2.0 to $4.1 million, and our subscriber base grew from 63,102 to 85,085. The revenue growth in the Wireless Internet sector represents our continued focus on expanding the adoption of eLink and BlackBerry wireless email offerings to corporate customers with both direct sales people and reseller channel partners. Additional content services are provided by software application partners for corporate customers to access Intranet and Internet content, as well as document viewing and other desktop extension applications.
o Field Services: Revenue declined from $5.9 million to $4.3 million, and our subscriber base declined from 45,070 to 36,161. Approximately 90% of the decrease in revenue and ARPU from field services was a result of contractual price reductions put into effect during the latter half of 2001 and first quarter of 2002. The remaining reduction was the result of internal cutbacks within certain of our customer accounts that have gone through industry consolidations and downsizings, resulting in fewer active users on the network, as compared to the revenue generated from new customers that were acquired in the first quarter of 2002.
o Transportation: Revenue declined from $4.1 million to $3.0 million, and our subscriber base grew from 74,237 to 89,750. The reduction in the revenue from the transportation sector was almost entirely the result of the sale of our satellite assets to MSV. Excluding this impact, our reduction in revenue for the first quarter of 2002, as compared to the first quarter of 2001, was approximately $100,000, which was the result of a contractual rate reduction in a large contract, offset by increased usage within that contract.
o Telemetry: Revenue was essentially unchanged from $0.7 million to $0.7 million; however, our subscriber base grew from 18,059 to 28,486. Growth in revenue by new and existing telemetry customers was offset by contractual pricing reductions for one of our largest telemetry customers.
o The reduction in maritime and other revenue was primarily the result of (i) $1.8 million of revenue earned in the first quarter of 2001 from our contract to provide MSV with satellite capacity as they pursued their research and development program, as compared to none in the first quarter of 2002 and (ii) the loss of revenue from the satellite business associated with the sale of the satellite business in November 2001.
o The decrease in equipment revenue was primarily a result of the sale of our satellite business and the loss of equipment sales from that business in the first quarter of 2001.

Expenses

                                        Quarter Ended March 31,
Summary of Expense                      2002           2001        Change        % Change
------------------                      ----           ----        ------        --------
                                                            (in millions)
Cost of Service & Operations           $15.3          $18.2      $   (2.9)           (16)%
Cost of Equipment Sales                  4.5            5.9          (1.4)           (24)
Sales & Advertising                      3.9            9.6          (5.7)           (59)
General & Administration                 3.6            6.3          (2.7)           (43)
Depreciation & Amortization              5.2            8.6          (3.4)           (40)
                                    --------       ---------      ---------
    Total                              $32.5          $48.6      $  (16.1)           (33)%
                                    ========          =====      =========      ==========


Cost of service and operations includes costs to support subscribers. The 16% quarter-over-quarter decrease is made up of the following factors:

1. a $500,000 increase in base station maintenance costs associated with an approximate 16% increase in the average cost per base station primarily as a result of new rates that went into effect in the latter half of 2001 under our maintenance contract, as well as a 3% increase in the number of base stations,
2. a $284,000 increase for site rental costs associated with the 3% increase in base stations quarter-over-quarter, offset by a 3% average decrease in the average lease rate, and
3. an increase of approximately $1.2 million in licensing and commission payments to third parties with whom we've partnered to provide certain eLink and Blackberry by Motient services.

The increases were offset by:

1. a 19% reduction, or $816,000 decrease, in communication charges associated with reductions in the cost of usage as a result of the sale of the satellite assets and the renegotiation of our telecommunications contract, offset by cost increases associated with a 3% increase in the number of terrestrial base stations in service as compared to the first quarter of 2001,
2. a reduction of approximately $1.3 million associated with reduced headcount levels, primarily as a result of our sale of the satellite assets, as well as our cost control efforts undertaken in 2001,
3. a $2.3 million decrease in costs associated with the sale of the satellite assets to MSV, including $1.1 million of in-orbit insurance costs for the quarter, and
4.   a reduction of $100,000 in research and development spending.

The decrease in cost of equipment sold for the quarter ended March 31, 2002, as compared to 2001, was a result of the sale of the satellite assets to MSV in November 2001.

Sales and advertising expenses as a percentage of total revenue were approximately 23% for the first quarter of 2002, compared to 41% for the comparable period of 2001. The decrease in sales and advertising expenses period over period was primarily attributable to:

1.   a $4.6 million reduction in spending on advertising and trade shows, and
2. a 29%, or $1.0 million, decrease in headcount costs, primarily as a result of the cost savings initiatives that we undertook in the latter half of 2001 and the first quarter of 2002.

General and administrative expenses for the core wireless business as a percentage of total revenue were approximately 21% for the first quarter of 2002 as compared to 27% for 2001. The decrease in 2002 costs over 2001 costs in our core wireless business general and administrative expenses was primarily attributable to:

1. a $1.2 million reduction in non cash compensation charges associated with the vesting of restricted stock,
2.   approximately   $1.3  million  of  savings  associated  with  having  fewer employees throughout the first quarter of 2002 as compared to the comparable period of 2001, primarily as a result of the cost savings initiatives that we undertook in the latter half of 2001 and the first quarter of 2002, and
3. approximately $295,000 of reductions in regulatory expenditures in the first quarter of 2002 as compared to the same period of 2001.

Depreciation and amortization for the core wireless business was approximately 31% of total revenue for the first quarter of 2002, as compared to 37% for the first quarter of 2001. The $3.4 million decrease in depreciation and amortization expense in 2002 was primarily attributable to sale of our satellite assets to MSV in late November 2001 and the associated depreciation on those assets.

Interest income was $121,000 for the quarter ended March 31, 2002, as compared to $549,000 million for the quarter ended March 31, 2001. The $428,000 decrease in interest earned by the core wireless business reflects the loss of any interest income earned on our escrow established for the senior notes, which was paid out in full in April 2001. This decrease was offset by the interest earned on our cash balances in the first quarter of 2002. Motient also earned other revenue in the amount of $837,000 related to cash received from a former satellite customer to whom we have no further satellite service obligation as a result of our sale of satellite assets to MSV.

We incurred $1.7 million of interest expense in the first quarter of 2002, compared to $15.4 million during the first quarter of 2001. The $13.7 million decrease was a result of:

1. the cessation of interest expense associated with our senior notes and Rare Medium notes as a result of our bankruptcy filing in January 2002,
2. reduced debt balances during the first quarter of 2002, as compared to the first quarter of 2001, as a result of the repayments of our bank facilities in full during 2001, and
3. the elimination of amortization of warrants and prepaid interest and debt offering costs due to the debt discount costs that were written off in 2001 when we extinguished all of our remaining debt under the bank facilities.

Additionally, in the first quarter of 2002, we recorded debt restructuring costs in the amount of $17.6 million associated with our Chapter 11 bankruptcy filing. Of these costs, approximately $13.0 million represented non-cash charges for the write off of financing fees and debt discounts associated with the placement of the senior notes. During the first quarter of 2001, we recorded a $407,000 loss on the sale of 2.0 million of our shares of XM Radio. Also in the first quarter of 2001, we recorded an extraordinary loss on the extinguishment of debt in the amount of $1.0 million, representing the pro-rata write off of fees and unamortized warrants associated with the original placement of bank financing debt which was repaid and permanently reduced in the first quarter of 2001.

Net capital expenditures for the quarter ended March 31, 2002 for property and equipment were $494,000 compared to $3.3 million for 2001. Expenditures consisted primarily of assets necessary to continue the build out of our terrestrial network. Capital expenditures for the first quarter of 2001 included the purchase of a block of frequencies.

Liquidity and Capital Resources

As described above, in January 2002, we filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code. The plan was confirmed on April 26, 2002, and became effective on May 1, 2002. The reorganization significantly deleveraged Motient's balance sheet and significantly reduced Motient's ongoing interest expense. As of May 1, 2002, the effective date of the plan of reorganization, Motient had approximately $31.1 million of debt (comprised of capital leases, notes payable to Rare Medium and Credit Suisse First Boston, or CSFB, and the outstanding Motorola credit facility). However, Motient's business plan will require substantial additional funds to finance the maintenance and growth of its operations, network and subscriber base and to expand into new markets.

We do not expect to achieve EBITDA break even until the fourth quarter of 2002, at the earliest. Also, even if we begin to generate cash in excess of our operating expenses, we expect to continue to require additional funds to meet remaining interest obligations, capital expenditures, and other non-operating cash expenses. We believe that the cash that we have on hand, together with other available funding sources, such as net cash from operations and changes in working capital, should fund operations through 2002. While we believe there are potential alternatives and additional sources of liquidity to fund our operations if our cash and other sources are insufficient, in the current environment we expect that it will be difficult for us to access such additional funding sources. In addition, our financial performance could deteriorate, and there is no assurance that we will be able to meet our financial projections. If our cash requirements are more than we currently expect, we will require additional financing in amounts that may be material.


Motient's Chapter 11 Filing

Under the plan of reorganization, all then-outstanding shares of our pre-reorganization common stock and all unexercised options and warrants to purchase our pre-reorganization common stock were cancelled. The holders of $335 million in senior notes exchanged their notes for approximately 25,000,000 shares of our common stock. Certain of our creditors will also receive an aggregate of 97,256 shares of our common stock in settlement for amounts owed to them. These shares will be issued upon completion of the bankruptcy claims process. Holders of our pre-reorganization common stock became entitled to receive warrants to purchase an aggregate of 1,496,512 shares of common stock. Of these, warrants to purchase an aggregate of 1,481,539 shares are currently outstanding and warrants to purchase an aggregate of 14,973 shares will be issued once Motient obtains an exemptive order from the U.S. Department of Labor permitting Motient's 401(k) savings plan to hold the warrants. The warrants may be exercised to purchase shares of our common stock at a price of $.01 per share, will expire May 1, 2004, or two years after the effective date of reorganization, and will not be exercisable unless and until the average closing price of our common stock for ninety consecutive trading days is equal to or greater than $15.44 per share. Also, we expect to issue to Evercore Partners LP, financial advisor to the creditors' committee in our reorganization, a warrant to purchase up to 343,450 shares of common stock, at an exercise price of $3.95 per share. The warrant will have a term of five years. If the average closing price of our common stock for thirty consecutive trading days is equal to or greater than $20.00, we may require Evercore to exercise the warrant, provided the common stock is then trading in an established public market. Issuance of this warrant is subject to approval by the Bankruptcy Court of Evercore's fees.

Further details regarding the plan are contained in Motient's Disclosure Statement with respect to the plan.

Summary of Liquidity and Financing

Currently, Motient has the following sources of financing in place:

o MSV issued a $15 million note to Motient as part of the November 26, 2001 asset sale. The payment of such note by MSV is due the sooner of ninety days from the date of the approval and issuance of the final order by the FCC of MSV's pending application, or November 25, 2006. There can be no assurances that this approval will be received in a timely manner, if at all. Of the $15 million of proceeds from this note, $3.75 million would be required to be used to prepay a pro-rata portion of the $19 million note payable to Rare Medium and $750,000 note payable to CSFB.

Motient currently has the following financing obligations outstanding:

o Note payable to Rare Medium in the amount of $19.0 million. The note was issued by a new subsidiary of Motient Corporation, MVH Holdings Inc., which owns 100% of Motient Ventures Holding Inc., which owns all of our interests in MSV. The note has a term of 3 years and carries annual interest at 9%. The note allows us to elect to accrue interest and add it to the principal, instead of paying interest in cash. The note requires that it be prepaid using a pro rata portion of 25% of the proceeds of any repayment of the $15 million note from MSV.

o Note payable to CSFB in the amount of $750,000. The note was also issued by MVH Holdings Inc. The note has a term of 3 years and carries annual interest at 9%. The note allows us to elect to accrue interest and add it to the principal, instead of paying interest in cash. The note requires that it be prepaid using a pro rata portion 25% of the proceeds of any repayment of the $15 million note from MSV.

o A vendor financing commitment from Motorola to provide up to $15 million of vendor financing to finance up to 75% of the purchase price of additional terrestrial network base stations. Loans under this facility bear interest at a rate equal to LIBOR plus 7.0% and are guaranteed by Motient and each of its wholly-owned subsidiaries. The terms of the facility require that amounts borrowed be secured by the equipment purchased therewith. As of March 31, 2002, $3.3 million was outstanding under this facility at 9.59%. All principal payments under this arrangement were deferred for twelve months, with the next scheduled payment due April 1, 2003. No additional amounts may be drawn under this facility.

o A capital lease for network equipment acquired in July 2000. The lease has a term of three years and an effective interest rate of 14.718%, and as of March 31, 2002, had a balance of $8.3 million. As a result of our default under the senior notes, as of March 31, 2002, we were deemed to be in default under the terms of this lease agreement; however, the default was cured upon the effective date of our plan of reorganization.

We anticipate that our funding requirements through 2002 should be met with a combination of cash on hand, net cash flow from operations, and proceeds realized through the sale of inventory relating to eLink and BlackBerry TM. The foregoing projected cash needs are based on certain assumptions about our business model and projected growth rate, including, specifically, assumed rates of growth in subscriber activations and assumed rates of growth of service revenue. While we believe these assumptions are reasonable, these growth rates are difficult to predict and there is no assurance that the actual results that we experience will meet the assumptions included in our business model and projections. If our results of operations are less favorable than currently anticipated, our cash requirements will be more than projected, and we will require additional financing in amounts that may be material. The type, timing and terms of financing that we select will be dependent upon our cash needs, the availability of financing sources and the prevailing conditions in the financial markets. We cannot guarantee that additional financing sources will be available at any given time or available on favorable terms. In addition, if the proceeds from any such source are insufficient to meet our expenditure requirements as they arise, we will be required to seek additional equity or debt financing, although it is unlikely under current conditions that such additional financing will be available to us on reasonable terms, if at all.

Additionally, we believe that $11.25 million (plus accrued interest) would be available upon the second closing of the MSV transaction and the associated repayment of the $15 million note that was issued at the November 2001 closing of the MSV transaction. This second closing is contingent upon the FCC's approval and final order of the MSV's terrestrial re-use application, which may not occur by the time we would need the funds, or may not occur at all.

Commitments

As of April 30, 2002, we had outstanding commitments to purchase inventory in the amount of approximately $2.4 million, all of which will be paid in 2002.

Also at March 31, 2002, we had certain commitments and contingent liabilities under our satellite construction contract, which contained flight performance incentives payable by us to the contractor if the satellite performed according to the contract. As part of implementation of our bankruptcy plan of reorganization, all amounts that were deemed to be owed by us under this contract will be converted into shares of new equity of the restructured company.

Summary of Cash Flow for the quarter ended March 31, 2002 and March 31, 2001

                                                                  Quarter Ended March 31,
                                                                  ----------------------
                                                                 2002                2001
                                                                 ----                ----
Cash Used In Operating and Reorganization Activities          ($10,979)            ($20,569)

Cash (Used In) Provided by  Investing                             (494)              29,940

Cash Provided by Financing Activities:
 Equity issuances                                                   17                  259
 Debt payments on capital leases, vendor financing                (928)              (1,817)
 Net proceeds from debt issuances                                    -               (2,500)
                                                                -------              -------
Cash Used in Financing Activities                                 (911)              (4,058)
                                                                  -----              -------
Total Change in Cash                                          $(12,384)              $5,313
                                                              =========              ======
Cash and Cash Equivalents                                      $21,003               $7,833
Working Capital                                               (384,865)               5,205
Restricted Investments included in working capital                  --               20,923


Cash used in operating activities decreased quarter over quarter by approximately $9.6 million. In 2002, we reduced our operating expenses and working capital requirements; however, we paid approximately $1.1 million of costs associated with our bankruptcy filing. We expect that cash used in operating activities will be reduced going forward as a result of the cost saving measures that we have put into place and our anticipated revenue growth.

The $30.4 million decrease in cash provided by investing activities was primarily attributable to:
1. the sale in 2001 of 2 million shares of our XM Radio stock for net proceeds of approximately $33.5 million, offset by
2.   a $2.8 million reduction in capital spending.

The $3.1 million decrease in cash used in financing activities was a result of:
1.   a net decrease in borrowing of $2.5 million and
2. $890,000 less in the first quarter of 2002, as compared to the first quarter of 2001, of vendor debt and capital lease repayments, primarily as a result of our deferral until 2003 of any payments under our vendor financing agreement.

Other

As of March 31, 2002, all of our wholly owned subsidiaries were subject to financing agreements that limit the amount of cash dividends and loans that could have been advanced to Motient Parent. At March 31, 2002, all of the subsidiaries' net assets were restricted under these agreements. These restrictions had an impact on our ability to pay dividends. On May 1, 2002, the effective date of our plan of reorganization, these financing agreements were terminated as part of the implementation of our plan of reorganization.

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

Derivatives

In September 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") which requires the recognition of all derivatives as either assets or liabilities measured at fair value, with changes in value reflected as current period income (loss). The effective date of SFAS No. 133, as amended by SFAS 138, is for fiscal years beginning after September 15, 2000. SFAS No. 133 was not material to our financial position or results of operations as of or for the period ended March 31, 2002.

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

To date, the majority of our business has been transacted with telecommunications, field services, natural resources, professional service and transportation companies located throughout the United States. We grant credit based on an evaluation of the customer's financial condition, generally without requiring collateral or deposits. We establish a valuation allowance for doubtful accounts receivable for bad debt and other credit adjustments. Valuation allowances for revenue credits are established through a charge to revenue, while valuation allowances for bad debts are established through a charge to general and administrative expenses. We assess the adequacy of these reserves quarterly, evaluating factors such as the length of time individual receivables are past due, historical collection experience, the economic environment, and changes in credit worthiness of our customers. We believe that our established valuation allowance was adequate as of March 31, 2002 and 2001. If circumstances related to specific customers change or economic conditions worsen such that our past collection experience and assessments of the economic environment are no longer relevant, our estimate of the recoverability of our trade receivables could be further reduced.

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

Long-lived assets:

On January 1, 2002, we adopted the provisions of SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. We are in the process of evaluating, but have yet to determine, the financial statement impact of adoption of SFAS No. 142 will have on our financial statements. As of January 1, 2002, we had approximately $5.0 million of recorded goodwill. Based upon the value attributed to Motient through the Chapter 11 bankruptcy process, we do not believe that an impairment loss has been incurred.

On January 1, 2002, we also adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" that replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." The statement requires that all long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured on a net realizable value basis and will not include amounts for future operating losses. The statement also broadens the reporting requirements for discontinued operations to include disposal transactions of all components of an entity (rather than segments of a business). Components of an entity include operations and cash flows that can be clearly distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. As of January 1, 2002, we had approximately $5.0 million of recorded goodwill. Based upon the value attributed to Motient through the Chapter 11 bankruptcy process, we do not believe that an impairment loss has been incurred.

Our intangible assets consist primarily of our frequencies, which are amortized using the straight-line method over an estimated useful life of 20 years. Based upon the valuation ascribed to these assets as part of the Chapter 11 plan of reorganization, we do not believe that an impairment of these assets exists.

Accounting Standards

On August 16, 2001 the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Specifically, this standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The entity is required to capitalize the cost by increasing the carrying amount of the related long-lived asset. The capitalized cost is then depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. The standard is effective for fiscal years beginning after June 15, 2002. We do not currently have any assets held for retirement, and, accordingly, do not believe that the adoption of SFAS NO. 143 will be material to our financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the impact of interest rate changes related to our credit facilities. We manage interest rate risk through the use of fixed rate debt. Currently, we do not use derivative financial instruments to manage our interest rate risk. We invest our cash in short-term commercial paper, investment-grade corporate and government obligations and money market funds.

As of January 10, 2002, as a result of our Chapter 11 bankruptcy filing, our senior notes ceased to be interest bearing. Prior to that, these notes bore interest at a fixed rate of 12.25%, and we ran the risk that market rates would decline and the required payments would have exceeded those based on current market rates.

Effective May 1, 2002, Motient's senior notes were eliminated in exchange for new common stock of the company. All of Motient's remaining debt obligations are fixed rate obligations. We do not believe that we have any material cash flow exposure due to general interest rate changes on these debt obligations.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         Motient filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code on January 10, 2002. The Bankruptcy Court confirmed Motient's plan of reorganization on April 26, 2002, and Motient emerged from bankruptcy on May 1, 2002. For further details regarding this proceeding, please see "Motient's Chapter 11 Filing and Plan of Reorganization" under Note 4 (Liquidity and Financing) of Notes to Consolidated Condensed Financial Statements, contained in Part I of this report, which is incorporated by reference herein.

Motient is aware of two lawsuits challenging the previously proposed merger of Motient and Rare Medium Group, Inc. that was terminated. For further details regarding these lawsuits, please see "Legal" under Note 5 (Legal and Regulatory Matters) of Notes to Consolidated Condensed Financial Statements, contained in
Part I of this report, which is incorporated by reference herein.

Item 5.  Other Information

     Motient's Board of Directors has set Thursday, July 11, 2002 as the date for the Company's annual meeting of stockholders for the fiscal year ended December 31, 2001. The meeting will be held at the Bechtel Building, 1801 Alexander Bell Drive, Reston, Virginia at 9:00 a.m., local time. Only stockholders of record as of the close of business on the record date, May 31, 2002, are entitled to notice of and to vote at the meeting, in person or by proxy. Motient expects that it will print and mail proxy materials to stockholders on or about June 7, 2002. The deadline for stockholder submission of notice of a matter to be submitted by a stockholder for consideration at the meeting outside of Rule 14a-8 under the Securities and Exchange Act of 1934 is May 24, 2002.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

The Exhibit Index filed herewith is incorporated herein by reference.

(b)  Current Reports on Form 8-K.

     On January 10, 2002, the Company filed a Current Report on Form 8-K, in response to Item 3, reporting that the Company and three of its subsidiaries had filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Virginia.

     On March 4, 2002, the Company filed a Current Report on Form 8-K, in response to Item 5, reporting that the Company had filed with the Bankruptcy Court an Amended Joint Plan of Reorganization and a Disclosure Statement describing the Plan of Reorganization. The Company also reported that the Bankruptcy Court approved the Disclosure Statement on March 1, 2002, and that the Company expected to begin mailing the documents to parties in interest on or about March 6, 2002.

     On May 2, 2002, the Company filed a Current Report on Form 8-K, in response to Items 3 and 7, reporting that the Company's Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code had been confirmed by the Bankkruptcy Court.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               MOTIENT CORPORATION
                              (Registrant)


May 8, 2002                   /S/ W. Bartlett Snell
                              ______________________________________
                              W. Bartlett Snell
                              Senior Vice President and Chief Financial Officer
                              (principal financial and accounting officer and
                              duly authorized officer to sign on behalf of the
                              registrant)

                                EXHIBIT INDEX

Number    Description

2.1  -    Debtors'  Amended Joint Plan of  Reorganization  Under Chapter 11 of
          the  Bankruptcy  Code,  dated  February  27,  2002   (Incorporated  by
          reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated March 4, 2002).

3.1 - Restated Certificate of Incorporation of the Company (as restated effective May 1, 2002) (Incorporated by reference to Exhibit
          3.1 of the Company's Amendment No. 2 to Registration Statement on Form 8-A, filed May 1, 2002).

3.2  -    Amended and Restated  Bylaws of the Company (as amended and restated
          effective) May 1, 2002) (Incorporated by reference to Exhibit 3.2 of the Company's Amendment No. 2 to Registration Statement on Form 8-A, filed May 1, 2002).

4.1 - Specimen of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Company's Amendment No. 2 to Registration Statement on Form 8-A, filed May 1, 2002).

4.2  -    Warrant  Agreement  between  the  Registrant  and  Equiserve  Trust
          Company, N.A., as warrant agent, dated May 1, 2002 (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form 8-A, filed May 1, 2002).

4.2a - Specimen of Warrant Certificate of the Company (Incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form 8-A, filed May 1, 2002).

10.1 -    Registration  Rights  Agreement  between  the Company and
          Highland Capital Management, and Morgan Stanley Investment Management, dated May 1, 2002 (filed herewith).

10.2* - Form of Change of Control Agreement for Officers of the Company (filed herewith).

10.3 - Senior Indebtedness Note of MVH Holdings Inc., in the amount of $19.0 million issued to Rare Medium Group, Inc., dated May 1, 2002 (filed herewith).

10.4 - Senior Indebtedness Note of MVH Holdings Inc., in the amount of $750,000 issued to Credit Suisse First Boston, dated May 1, 2002 (filed herewith).

10.5 - Settlement Agreement by and among the Registrant and Rare Medium Group, Inc., dated March 28, 2002. (filed herewith)

------------------------------------
*Management contract or compensatory plan or arrangement.