Form 10-Q/A
period 2002-03-31
MOTIENT CORP
filed 2004-03-22
CIK 913665

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 ---------------


                                   FORM 10-Q/A
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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


                            300 Knightsbridge Parkway
                             Lincolnshire, IL 60069
                                  847-478-4200
          (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

                                 ---------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No[ X ]

Number of shares of Common Stock outstanding at May 1, 2002: 25,000,000

                               MOTIENT CORPORATION
                                   FORM 10-Q/A
                       FOR THE PERIOD ENDED MARCH 31, 2002

                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                       PART I
                                               FINANCIAL INFORMATION

        Introductory Note                                                                                        3

        Item 1. Financial Statements

               Consolidated Statement of Operations for the Three Months Ended March 31, 2002 (Restated)
               and 2001 (Restated)                                                                               4

               Consolidated Balance Sheets as of March 31, 2002 (Restated) and December 31, 2001
               (Restated)                                                                                        5

               Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002
               (Restated) and March 31, 2001 (Restated)                                                          6

               Notes to Consolidated Financial Statements as of March 31, 2002 (Restated)                        7

        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        (Restated)                                                                                              31

        Item 3. Quantitative and Qualitative Disclosures about Market Risk                                      48

        Item 4. Controls and Procedures.                                                                        48

                                                      PART II
                                                 OTHER INFORMATION

        Item 1. Legal Proceedings                                                                               53

        Item 6. Exhibits and Reports on Form 8-K                                                                53


                                Introductory Note

As previously disclosed in our Current Report on Form 8-K dated March 14, 2003, in November 2002 we initiated a process to seek the concurrence of the staff of the Securities and Exchange Commission, or SEC, with respect to our conclusions of the appropriate accounting treatment for certain transactions that occurred in 2000 and 2001 involving Mobile Satellite Ventures LP, or MSV, and Aether Systems, Inc. This process was completed in March 2003. The staff of the SEC did not object to certain aspects of our prior accounting with respect to the MSV and Aether transactions, but did object to other aspects of our prior accounting for these transactions. For a description of the material differences between our original accounting treatment with respect to the MSV and Aether transactions and the revised accounting treatment that we concluded is appropriate as a result of this process, please see our Current Report on Form 8-K dated March 14, 2003.

We recently completed our financial statements as of and for the year ended December 31, 2002 and as of and for the three and six months ended June 30, 2002 and the three and nine months ended September 30, 2002 to reflect the revised accounting treatment with respect to the MSV and Aether transactions that was agreed to be appropriate as a result of the process described above. In addition, as a result of our reaudit of the years ended December 31, 2000 and 2001 performed by our current independent accounting firm, Ehrenkrantz Sterling & Co. LLC, certain additional financial statement adjustments were proposed and accepted by us for the periods noted above. This amendment to our previously-filed quarterly report on Form 10-Q for the quarter ended March 31, 2002 is being filed to report restated financial statements for the periods included herein to give effect to the revised accounting treatment (See Note 1, "Restatement of Financial Statements"). Concurrently with this report, we are also filing our quarterly reports on Form 10-Q for the quarters ended June 30, 2002 and September 30, 2002 and our annual report on Form 10-K for the year ended December 31, 2002. The 2001 comparative financial statements provided herein and therein have been restated and have been reviewed by Ehrenkrantz Sterling & Co. LLC.

There have been a number of significant developments regarding Motient's business, operations, financial condition, liquidity, and outlook subsequent to March 31, 2002. This amendment to our previously filed report on Form 10-Q for the quarter ended March 31, 2002 generally does not contain information regarding such developments. Instead, this amendment to our previously filed report on Form 10-Q for such quarter generally contains the same information included at the time of the original filing of such report, except for the restated financial statements and corresponding disclosures regarding such restated figures described above. We urge you to read our quarterly reports on Form 10-Q for the quarters ended June 30, 2002 and September 30, 2002 and our annual report on Form 10-K for the year ended December 31, 2002, as well as our other reports and filings with the SEC filed after the date hereof, for more information regarding recent developments and current matters.

On January 10, 2002, we filed for protection under Chapter 11 of the Bankruptcy Code. Our Amended Joint Plan of Reorganization was filed with the United States Bankruptcy Court for the Eastern District of Virginia on February 28, 2002. The plan was confirmed on April 26, 2002, and became effective on May 1, 2002.

References in this quarterly report to "Motient" and "we" or similar or related terms refer to Motient Corporation and its wholly-owned subsidiaries together, unless the context of such references requires otherwise.

PART I- FINANCIAL INFORMATION


                          Item 1. Financial Statements

                      Motient Corporation and Subsidiaries
        (Debtor-in-Possession for the three months ended March 31, 2002)
                      Consolidated Statements of Operations
                      (in thousands, except per share data)
                              (Unaudited, restated)

                                                                                  Three Months Ended March 31,
                                                                                  ----------------------------
                                                                                     2002          2001
                                                                                  (restated)    (restated)
REVENUES
   Services and related revenue                                                    $12,467       $17,165
   Sales of equipment                                                                4,216         5,400
                                                                                  --------      --------

   Total Revenues                                                                   16,683        22,565

COSTS AND EXPENSES

   Cost of services and operations, exclusive of depreciation and amortization      15,332        18,250
   Cost of equipment sold, exclusive of depreciation and amortization                4,534         5,934
   Sales and advertising                                                             3,286         8,518
   General and administrative                                                        3,522         6,972
   Restructuring charges                                                               584            --
   Depreciation and amortization                                                     5,187         8,551
                                                                                  --------      --------

   Operating Loss                                                                  (15,762)      (25,660)

   Interest income                                                                      --           549
   Other income                                                                        837            --
   Interest expense (contractual amount of  $12,223 for the three months ended      (1,739)      (15,426)
   March 31, 2002)
   Loss on disposal of assets                                                          (20)         (407)
   Aether Employee Option Vesting                                                       --          (499)
   Loss on extinguishment of debt                                                       --        (1,033)
   Equity in loss of Mobile Satellite Ventures                                      (1,313)           --
   Equity in loss of XM Radio                                                           --       (12,472)
                                                                                  --------      ---------
    Loss before reorganization items:                                              (17,997)      (54,948)
    Reorganization items:
         Professional fees related to reorganization                                (4,578)           --
         Write off of debt financing fees                                          (12,975)           --
         Interest income                                                               121            --
                                                                                  --------      --------
Net Loss Attributable to Common Shareholders                                      $(35,429)     $(54,948)
                                                                                  =========     =========
Basic and Diluted Loss Per Share of Common Stock:
   Net Loss Attributable to Common Shareholders                                     $(0.61)       $(1.11)
                                                                                  ==========    =========
Weighted-Average Common Shares Outstanding                                          58,256        49,639

              The accompanying notes are an integral part of these
                       consolidated financial statements.






                      Motient Corporation and Subsidiaries
                   (Debtor-in-Possession as of March 31, 2002)
                           Consolidated Balance Sheets
                 (in thousands, except share and per share data)

                                                                                        March 31, 2002       December 31, 2001
                                                                                          (restated)              (restated)
ASSETS                                                                                    (unaudited)             (audited)
CURRENT ASSETS:
   Cash and cash equivalents                                                                $21,003                 $33,387
   Accounts receivable-trade, net of allowance for doubtful accounts                         10,972                  11,491
   Inventory                                                                                  5,291                   6,027
   Due from  MSV, net                                                                           439                     521
   Deferred equipment costs                                                                  11,932                  13,662
   Other current assets                                                                      12,359                  16,566
                                                                                             ------                --------
      Total current assets                                                                   61,996                  81,654
PROPERTY AND EQUIPMENT, net                                                                  60,621                  64,001
GOODWILL AND OTHER INTANGIBLES, net                                                          50,914                  51,631
INVESTMENT IN AND NOTES RECEIVABLE FROM MSV                                                  28,096                  30,126
DEFERRED CHARGES AND OTHER ASSETS                                                             3,655                  13,053
                                                                                           --------                --------
      Total assets                                                                         $205,282                $240,465
                                                                                           ========                ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

   Pre petition liabilities subject to compromise:
       Accrued expenses                                                                      $4,833                     $--
       Senior Notes, including accrued interest thereon  - in default                       367,673                      --
       Rare Medium Note Payable, including accrued interest thereon - in default             27,030                      --
                                                                                           --------                --------
            Total pre petition liabilities subject to compromise                            399,536                      --

   Current liabilities not subject to compromise:
   Accounts payable and accrued expenses                                                     15,024                  50,274
   Senior Notes, net of discount - in default                                                    --                 329,371
   Rare Medium Note Payable - in default                                                         --                  26,910
   Obligations under capital leases due within one year                                       7,857                   8,691
   Deferred equipment revenue                                                                11,972                  13,662
   Deferred revenue and other current liabilities                                            11,900                  12,054
                                                                                             ------                  ------
      Total current liabilities not subject to compromise                                    46,753                 440,962
                                                                                             ------                 -------
           Total current liabilities                                                        446,289                 440,962
                                                                                            -------                 -------

LONG-TERM LIABILITIES NOT SUBJECT TO COMPROMISE:
   Capital lease obligations                                                                    163                     257
   Vendor financing commitment                                                                3,316                   3,316
   Other long-term liabilities                                                               21,791                  27,079
                                                                                             ------                  ------
      Total long-term liabilities                                                            25,270                  30,652
                                                                                             ------                  ------
      Total liabilities                                                                     471,559                 471,614
                                                                                            -------                 -------

STOCKHOLDERS' DEFICIT:
Preferred Stock; par value $0.01; authorized 200,000 shares; no shares                           --                      --
outstanding
Common Stock; voting, par value $0.01; authorized 150,000,000 shares;                           584                     557
58,212,787 outstanding
Additional paid-in capital                                                                  988,532                 988,355
Deferred compensation                                                                          (336)                   (433)
Common Stock purchase warrants                                                               93,730                  93,730
Accumulated deficit                                                                      (1,348,787)             (1,313,358)
                                                                                         -----------             -----------
STOCKHOLDERS' DEFICIT                                                                      (266,277)               (231,149)
                                                                                           ---------               ---------
Total liabilities and stockholders' deficit                                                $205,282                $240,465
                                                                                           ========                ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.



                      Motient Corporation and Subsidiaries
        (Debtor-in-Possession for the three months ended March 31, 2002)
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                              (Unaudited, restated)

                                                                               Three Months Ended March 31,
                                                                               ----------------------------
                                                                                   2002          2001
                                                                                (restated)     (restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before reorganization items                                           $(17,997)     $(54,948)
Adjustments to reconcile net loss before reorganization items to net cash used in operating activities:
    Depreciation and amortization                                                 5,187         8,550
    Equity in loss of Mobile Satellite Ventures                                   1,313            --
    Aether employee option vesting                                                   20           499
    Equity in loss of XM Radio                                                       --        12,472
    Loss on sale of XM Radio stock                                                   --           407
    Income (loss) on extinguishment of debt                                          --         1,033
    Non-cash stock compensation                                                      76         1,240
    Amortization of debt issuance costs                                              56         2,753
    Changes in assets and liabilities:
    Inventory                                                                       736        (2,964)
    Accounts receivable-- trade                                                     519        (7,562)
    Other current assets                                                          6,329          (429)
    Accounts payable and accrued expenses                                        (2,388)        7,327
    Accrued interest Senior Note                                                  1,200        10,259
    Deferred trade payables                                                          --        (1,380)
    Deferred revenue and other deferred items-- net                              (5,045)        2,174
                                                                                 -------     --------
   Net cash used in operating activities before reorganization items             (9,994)      (20,569)

CASH USED BY REORGANIZATION ITEMS:
    Reorganization items - professional fees                                     (4,578)           --
    Professional fees accrued not paid                                            3,472            --
    Interest income                                                                 121            --
                                                                               --------        ------
     Net cash used by reorganization items                                         (985)           --

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of restricted investments, net                                         --          (345)
     Proceeds from sale of transportation assets                                     --            --
     Proceeds from the sale of XM Radio stock                                        --        33,539
     Additions to property and equipment                                           (494)       (3,254)
                                                                                -------        ------
     Net cash (used in) provided by investing activities                           (494)       29,940

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of equity securities                                     17           259
     Principal payments under capital leases                                       (928)         (751)
     Principal payments under Vendor Financing                                       --        (1,066)
     Repayment of Term Loan                                                          --        (8,500)
     Proceeds from Bank Financing                                                    --         6,000
                                                                                     --         -----
Net cash used in financing activities                                              (911)       (4,058)

Net (decrease) increase in cash and cash equivalents                            (12,384)        5,313
CASH AND CASH EQUIVALENTS, beginning of period                                   33,387         2,520
                                                                               --------        ------

CASH AND CASH EQUIVALENTS, end of period                                        $21,003        $7,833
                                                                                =======        ======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      MOTIENT CORPORATION AND SUBSIDIARIES
                   (Debtor-in-Possession as of March 31, 2002)

              Notes to Consolidated Condensed Financial Statements
                                 March 31, 2002
                              (Unaudited, restated)

1.  ORGANIZATION, BUSINESS AND LIQUIDITY

Motient Corporation (with its subsidiaries, "Motient" or the "Company") provides two-way mobile communications services principally to business-to-business customers and enterprises. Motient serves a variety of markets including mobile professionals, telemetry, transportation, and field service. Motient provides its eLinksm brand two-way wireless email services to customers accessing email through corporate servers, Internet Service Providers, Mail Service Provider accounts, and paging network suppliers. Motient also offers its BlackBerry TM by Motient wireless email solution, developed by Research In Motion ("RIM") and licensed to operate on Motient's network. BlackBerry TM by Motient is designed for large corporate accounts operating in a Microsoft Exchange or Lotus Notes environment and contains advanced encryption features. The Company considers the two-way mobile communications service described in this paragraph to be its core wireless business.

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

XM Radio

On November 19, 2001, Motient disposed of its remaining equity interest in XM Satellite Radio Holdings Inc. ("XM Radio"), a public company. For the period from January 1, 2001 through November 19, 2001, the Company accounted for its investment in XM Radio pursuant to the equity method of accounting. For the first quarter of 2001, XM Radio recorded no revenue, incurred $42.1 million of operating expenses and had a net loss attributable to common stockholders of $42.7 million.

Mobile Satellite Ventures LP

On June 29, 2000, the Company formed a joint venture subsidiary, Mobile Satellite Ventures LP, ("MSV"), in which it owned, until November 26, 2001, 80% of the membership interests, in order to conduct research and development activities. The remaining 20% interests in MSV were owned by three investors unrelated to Motient; however, the minority investors had certain participating rights which provided for their participation in certain business decisions that were made in the normal course of business; therefore, in accordance with Emerging Issues Task Force Issue (EITF) No. 96-16, "Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights", the Company's investment in MSV has been recorded for all periods presented pursuant to the equity method.

Through November 26, 2001, MSV used the Company's satellite network to conduct research and development activities. On November 26, 2001, Motient sold the assets comprising its satellite communications business to MSV, as part of a transaction in which certain other parties joined MSV, including TMI Communications and Company Limited Partnership ("TMI"), a Canadian satellite services provider. In consideration for its satellite business assets, Motient received the following: (i) a $24 million cash payment in June 2000, (ii) a $41 million cash payment paid at closing on November 26, 2001, net of $4 million retained by MSV to fund the Company's future sublease obligations to MSV for rent and utilities through August 2003, and (iii) a 5-year $15 million note. In this transaction, TMI also contributed its satellite communications business assets to MSV. In addition, Motient purchased a $2.5 million convertible note issued by MSV, and certain other investors, including a subsidiary of Rare Medium Group, Inc. ("Rare Medium"), purchased a total of $52.5 million of convertible notes. As of March 31, 2002, the Company had an ownership percentage, on an undiluted basis, of approximately 48% of MSV.

Assuming that all of MSV's convertible notes are converted into limited partnership units of MSV, Motient would have a 33.3% equity interest in MSV as at March 31, 2002.


Operational Restructuring

In the third quarter of 2001, the Company restructured its business with the goal of reducing its ongoing operating expenses and operating losses. The Company recorded a restructuring charge in 2001 of $4.7 million, representing those costs associated with the restructuring program that the Company announced and implemented on September 26, 2001. For the three months ended March 31, 2002, the Company recorded operational restructuring costs of $0.6 million associated with its staff reductions in this period.


2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted in interim financial statements. While the Company believes that the disclosures made are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's filings with the SEC.

The consolidated balance sheet as of March 31, 2002, the consolidated statements of operations for the three months ended March 31, 2002 and 2001, and cash flows for the three months ended March 31, 2002 and 2001, have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments unless otherwise indicated) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002, and for all periods presented have been made. As discussed in the Introductory Note, the results of operations and cash flows herein give effect to the revised accounting treatment with respect to the MSV and Aether transactions that was agreed to be appropriate as a result of the process described in the Introductory Note. The 2001 comparative financial statements provided herein have been restated and have been reviewed by the Company's current independent auditors, Ehrenkrantz Sterling & Co. LLC.

Subsequent to the issuance of the Company's financial statements for the quarter ended March 31, 2002 and years ended December 31, 2000 and 2001, the Company became aware that certain accounting involving the effects of several complex transactions from prior years, including the formation of and transactions with a joint venture, MSV, in 2000 and 2001 and the sale of certain of its transportation assets to Aether Systems, Inc. ("Aether") in 2000, required revision. These transactions were described in more detail in Motient's Forms 10-K for the periods ended December 31, 2000 and December 31, 2001, Note 13 of Notes to Consolidated Financial Statements, "Business Acquisitions and Dispositions". In addition, as a result of the Company's re-audit of the years ended December 31, 2001 and 2000 performed by the Company's current independent accounting firm, Ehrenkrantz Sterling & Co. LLC, certain accounting adjustments were proposed and accepted by the Company. A description of these adjustments is provided is the "Restatement of Financial Statements" below.

Consolidation

The consolidated financial statements include the accounts of Motient and its wholly-owned subsidiaries. All significant inter-company transactions and accounts have been eliminated.

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

Cash Equivalents

The Company considers highly liquid investments with original or remaining maturities at the time of purchase of three months or less at the time of acquisition to be cash equivalents.
..

Comprehensive Income

Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting of Comprehensive Income" requires "comprehensive income" and the components of "other comprehensive income" to be reported in the financial statements and/or notes thereto. Since the Company does not have any components of "other comprehensive income," reported net income is the same as "comprehensive income" for the quarters ended March 31, 2002 and 2001.

Derivatives

In September 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires the recognition of all derivatives as either assets or liabilities measured at fair value, with changes in value reflected as current period income (loss). The effective date of SFAS No. 133, as amended by SFAS 138, is for fiscal years beginning after September 15, 2000. The Company adopted SFAS No. 133 as of January 1, 2001, resulting in no material impact upon adoption. SFAS No. 133 was not material to the Company's financial position or results of operations as of or for the period ended March 31, 2002 or 2001.

Segment Disclosures

In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company had one operating segment: its core wireless business. The Company provides its core wireless business to the continental United States, Alaska, Hawaii, and Puerto Rico. The following summarizes the Company's core wireless business revenue by major market categories:


                                                            Three Months Ended March 31,
                                                            ---------------------------
                           Summary of Revenue                2002                  2001
                                                             ----                  ----
                                                                    (in millions)
                    Wireless Internet                          $4.1                 $2.0
                    Field services                              4.3                  5.9
                    Transportation                              3.0                  4.1
                    Telemetry                                   0.7                  0.7
                    Maritime and other                          0.4                  4.4
                    Equipment                                   4.2                  5.5
                                                      -------------        -------------
                        Total                                 $16.7               $ 22.6
                                                      ==============       =============

The Company does not measure ultimate final profit and loss or track its assets by these market segments.

Loss Per Share

Basic and diluted loss per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Options and warrants to purchase shares of common stock were not included in the computation of loss per share as the effect would be antidilutive. As a result, the basic and diluted earnings per share amounts are identical. As of March 31, 2002, there were options outstanding to purchase 2,683,626 shares and 7,759,760 shares issuable upon exercise of warrants that were not included in this calculation because of their antidilutive effect for this period.

New Accounting Pronouncements

In January 2002, the Company adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires that purchased goodwill and indefinite-lived intangibles no longer be amortized but instead be reviewed for impairment and written down in the periods in which the carrying amount is more than fair value. The Company had approximately $5.0 million of recorded goodwill as of January 1, 2002. However, as part of the Company's adoption of fresh-start accounting on May 1 2002, the Company's recorded goodwill was reduced to zero.

The Company accounts for its FCC licenses as finite-lived intangibles and amortizes them over a 20-year estimated life. The Company is monitoring a pending FCC rulemaking proposal that may affect its 800 MHz spectrum, and the Company may change its accounting policy for FCC licenses in the future as new information is available.

On August 16, 2001 the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Specifically, this standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and to capitalize the asset retirement cost by increasing the carrying amount of the related long-lived asset. The capitalized cost is then depreciated over the useful life of the related asset and the liability is accreted as an operating expense to the estimated settlement obligation amount. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. The Company adopted SFAS No. 143 as of its "fresh-start" accounting date of May 1, 2002. This adoption had no material impact on the Company's consolidated financial statements.

On January 1, 2002, the Company also adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". The statement requires that all long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured on a net realizable value basis and will not include amounts for future operating losses. The statement also broadens the reporting requirements for discontinued operations to include disposal transactions of all components of an entity (rather than segments of a business). Components of an entity include operations and cash flows that can be clearly distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144 had no material impact on the Company's consolidated financial statements.

In February, 2002, EITF No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)", was issued to provide guidance on whether consideration paid by a vendor to a reseller should be recorded as expenses or against revenues. The Company records such consideration as operating expenses. The Company adopted the provisions of this consensus on January 1, 2002 and it had no material impact on the Company's consolidated financial statements.

Concentrations of Credit Risk

For the three months ended March 31, 2002, four customers accounted for approximately 46% of the Company's service revenue, with three of those customers each accounting for more than 10%.

Related Parties

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

Restatement of Financial Statements

Subsequent to the issuance of the Company's financial statements for the quarter ended March 31, 2002 and years ended December 31, 2000 and 2001, the Company became aware that certain accounting involving the effects of several complex transactions from these years, including the formation of and transactions with a joint venture, MSV, in 2000 and 2001 and the sale of certain of our transportation assets to Aether Systems, Inc. ("Aether") in 2000, required revision. These transactions were described in more detail in Motient's Forms 10-K for the periods ended December 31, 2000 and December 31, 2001, Footnote Number 13 - "Business Acquisitions and Dispositions". In addition, as a result of the Company's re-audit of the years ended December 31, 2000 and 2001 performed by the Company's current independent accounting firm, Ehrenkrantz

Sterling & Co. LLC, certain accounting adjustments were proposed and accepted by the Company. A description of these adjustments is provided below.

Summary of Adjustments to Prior Period Financial Statements with respect to MSV and Aether Transaction

The following is a brief description of the material differences between the Company's original accounting treatment with respect to the MSV and Aether transactions and the revised accounting treatment that Motient has concluded was appropriate and have been reflected in the accompanying financial statements for the respective periods.

Allocation of initial proceeds from MSV formation transactions in June 2000. In the June 2000 transaction with MSV, Motient received $44 million from MSV. This amount represented payments due under a research and development agreement, a deposit on the purchase of certain of Motient's assets at a future date, and payment for a right for certain of the investors in MSV to convert their ownership in MSV into shares of common stock of Motient. Since the combined fair value of the three components exceeded $44 million, based on valuations of each component, Motient initially allocated the $44 million of proceeds first to the fair value of the research and development agreement and then the remaining value to the asset deposit and investor conversion option based on their relative fair values. Upon review, Motient has determined to allocate the $44 million of proceeds first to the investor conversion option based on its fair value, with the remainder to the research and development agreement and asset deposit based on their relative fair values. The effect of this reallocation is to increase shareholders' equity at the time of the initial recording by $12 million, as well as to reduce subsequent service revenue by $1.1 million for the three months ended March 31, 2001, respectively, as a result of the lower recorded value allocated to the research and development agreement.

Recording of suspended losses associated with MSV in fourth quarter of 2001. In November 2001, when the asset sale described above was consummated, Motient and MSV amended the asset purchase agreement, with Motient agreeing to take a $15 million note as part of the consideration for the sale of the assets to MSV. Additionally, at the time of this transaction, Motient purchased a $2.5 million convertible note issued by MSV. As Motient had no prior basis in its investment in MSV, Motient had not recorded any prior equity method losses associated with its investment in MSV. When Motient agreed to take the $15 million note as partial consideration for the assets sold to MSV, Motient recorded its share of the MSV losses that had not been previously recognized by Motient ($17.5 million), having the effect of completely writing off the notes receivable in 2001.

Upon review, the Company has determined that it should not have recorded any suspended losses of MSV, since those losses would have been already absorbed by certain of the senior equity holders in MSV. As a result, Motient has concluded that it should not have written off its portion ($17.5 million) of the prior MSV losses against the value of both notes in 2001. This restatement occurred in the fourth quarter of 2001.

Recording of increase in Motient's investment in MSV in November 2001. Also in the November 2001 transaction, MSV acquired assets from another company, TMI, in exchange for cash, a note and equity in MSV. Motient initially considered whether or not a step-up in the value of its investment in MSV was appropriate for the value allocated to TMI for its equity interest, and determined that a step-up was not appropriate. Upon review, Motient determined that it should have recognized a step-up in value of the MSV investment of $12.7 million under Staff Accounting Bulletin No. 51, "Accounting for Sales of Stock of a Subsidiary", and an offsetting gain recorded directly to shareholders' equity. This restatement occurred in the fourth quarter of 2001.

Recognition of gain on sale of assets to MSV in November 2001. Upon the completion of the November 2001 transactions, Motient determined that 80% of its gain from the sale of the assets should be deferred, since that was Motient's equity ownership percentage in MSV at the time the assets were sold to MSV. Upon review, Motient has determined that it was appropriate to apply Motient's ownership percentage at the completion of all of the related transactions that occurred on the same day as the asset sale transaction, since the transactions were dependent upon one another and effectively closed simultaneously. Accordingly, Motient should have deferred approximately 48% of the gain (Motient's equity ownership percentage in MSV following the completion of such transactions) as opposed to 80%. This change resulted in an increased gain on the sale of MSV of $7.9 million in 2001. This restatement occurred in the fourth quarter of 2001.

Allocation of proceeds from the sale of the transportation business to Aether in November 2000. Motient received approximately $45 million for the sale of its retail transportation business assets to Aether. This consisted of $30 million for the assets, of which $10 million was held in an escrow account that was subsequently released in the fourth quarter of 2001 upon the satisfaction of certain conditions, and $15 million for a perpetual license to use and modify any intellectual property owned or licensed by Motient in connection with the retail transportation business. In the fourth quarter of 2000, Motient recognized a gain of $8.9 million, which represented the difference between the net book value of the assets sold and the $20 million cash portion of the purchase price for the assets received at closing. Motient recognized an additional $8.3 million gain in the fourth quarter of 2001 when the additional $10 million of proceeds were released from escrow. The $1.7 million difference between the proceeds received and the gain recognized is a result of pricing modifications that were made at the time of the release of the escrow plus certain compensation paid to former employees of the transportation business as a result of the certain performance criteria having been met.

Motient deferred the $15 million perpetual license payment, which was then amortized into revenue over a 5-year period, which was the estimated life of the customer contracts sold to Aether at the time of the transaction. Upon review, Motient has determined that the $15 million in deferred revenue should be recognized over a four year period, which represents the life of a network airtime agreement that Motient entered into with Aether at the time of the closing of the asset sale. The decrease in the amortization period resulted in increased revenue of $188,000 for the three months ended March 31, 2001, respectively.

Recognition of costs associated with certain options granted to Motient employees who were subsequently transferred to Aether upon consummation of the sale of Motient's transportation business to Aether in November 2000. Motient valued the vested options based on their fair value at the date of the consummation of the asset sale and recorded that value against the gain on the sale of the assets to Aether. Upon review, Motient has determined to value these vested options as a repricing under the intrinsic value method, with any charge recorded as an operating expense. In addition, for each subsequent quarter for which the unvested options continued to vest, Motient had valued these options on a fair value basis and recorded any adjustment in value as an operating expense. Upon review, Motient has determined that any adjustments in value should have been reflected as an increase or reduction of the gain on the sale of the assets to Aether. The revised accounting resulted in increases in expenses of $1.0 million for the three months ended March 31, 2001.

Summary of Adjustments to Prior Period Financial Statements as a result of re-audit of years ended December 31, 2000 and 2001

The following is a brief description of the differences between Motient's original accounting treatment and the revised accounting treatment that it has concluded was appropriate and has been reflected in the accompanying financial statements for the respective periods.

Recognition of difference between strike price and fair market value at measurement date for options issued to ARDIS employees. Motient has restated its consolidated financial statements to recognize compensation expense related to the issuance of stock options with an exercise price below fair market value. The revised accounting resulted in a decrease in net income and a corresponding increase in additional paid in capital of $1.0 million, $0.6 million and $0.01 million for the years ended December 31, 1999, 2000 and 2001, respectively.

Recognition of adoption of SAB 101,"Revenue Recognition in Financial Statements". Motient has restated its consolidated financial statements as of January 1, 2000, based on guidance provided in Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", as amended ("SAB101"). Motient's adoption of SAB101 resulted in a change of accounting for certain product shipments and activation fees. The cumulative effect of the change to retained earnings as of January 1, 2000 was $4.6 million. The cumulative effect was recognized as income in 2001 as the amounts were amortized into revenue and ultimately recognized as additional gain on the sale of the Company's satellite, transportation and certain other assets.

Accrual of advertising expense in December 2000. Motient has restated its consolidated financial statements in 2000 to recognize an additional $1.1 million in advertising expense previously recognized in 2001.

Recognition of costs associated with inventory write-downs. Motient has restated its consolidated financial statements in 2000 to recognize an additional $1 million in Cost of Goods Sold for inventory write-downs previously recognized in 2001. In addition, Motient has restated its consolidated financial statements for the three-months ended March 31, 2002 to recognize an additional $0.4 million in Cost of Goods Sold for inventory write-downs not previously recorded.

Summary of Impact of the Restatement

The revised accounting treatment described above required that certain adjustments be made to the income statements and balance sheets for the three months ended March 31, 2002 and 2001. The effect of these adjustments is illustrated in the table below. Certain of the adjustments are based on assumptions that we have made about the fair value of certain assets.


                                                 (Unaudited)        (Unaudited)
                                                Three Months        Three Months
                                               Ended March 31,    Ended March 31,
                                                     2002               2001
                                                     ----               ----
(in thousands)
Statement of operations data
----------------------------
Net Revenue, as previously reported                $16,495             $23,407
   Adjustments                                         188                (842)
As restated                                        $16,683             $22,565

Net Operating Loss, as previously
reported                                           (15,970)            (25,217)
   Adjustments                                         208                (443)
As restated                                        (15,762)            (25,660)

Net Loss, as previously reported                   (32,885)            (54,006)
   Adjustments                                      (2,544)               (942)
As restated                                        (35,429)            (54,948)

Basic and Fully Diluted Loss Per Share
of Common Stock, as previously reported            $(0.56)             $(1.09)
   Adjustments                                      (0.05)              (0.02)
As restated                                        $(0.61)             $(1.11)

Balance sheet data
------------------
Total Assets, as previously reported               177,628             536,608
   Adjustments                                      27,654                 164
As restated                                        205,282             536,772

Total Liabilities, as previously
reported                                           485,681             588,579
   Adjustments                                     (14,122)             (7,739)
As restated                                        471,559             580,840

Stockholders' Equity, as previously
reported                                          (308,053)            (51,971)
   Adjustments                                      41,776               7,903
As restated                                       (266,277)            (44,068)

Total Liabilities & Stockholders'
Equity, as previously reported                     177,628             536,608
   Adjustments                                      27,654                 164
As restated                                       $205,282            $536,772


3.  LIQUIDITY AND FINANCING

Liquidity and Financing Requirements

As described below under "Motient's Chapter 11 Filing and Plan of Reorganization", in January 2002, the Company and three of its four wholly-owned subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code. Motient Ventures Holding Inc. did not file for Chapter 11 and had no activities during the period ending March 31, 2002. The only asset of this subsidiary is the Company's interest in MSV. The Company's plan of reorganization was confirmed on April 26, 2002 and became effective on May 1, 2002. The reorganization significantly deleveraged Motient's balance sheet and significantly reduced Motient's ongoing interest expense. As of the effective date of the plan, Motient had approximately $30.7 million of debt (comprised of capital leases, note payables to Rare Medium and Credit Suisse First Boston ("CSFB") and the outstanding Motorola credit facility).

The Company's cash flow from operations do not cover its expenses. Even if the Company begins to generate cash in excess of its operating expenses, it expects to continue to require additional funds to meet remaining interest obligations, capital expenditures, and other non-operating cash expenses. In addition, the Company's financial performance could deteriorate, and there is no assurance that it will be able to meet its financial projections. If the Company's cash requirements are more than currently expected, the Company will require additional financing in amounts that may be material.

The capital resources of Motient may not be sufficient to permit it to fund its planned launch of new products and services or achieve operating profitability. Failure to generate or raise sufficient funds may require the Company to delay or abandon some of its plans, which could harm its business and competitive position. The Company may meet additional capital needs by issuing debt or equity securities or borrowing funds from one or more lenders; however, it may not have timely access to additional financing sources on acceptable terms. If it does not, it may not be able to expand its operations, network and services as intended.

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

Under the plan of reorganization, all then-outstanding shares of the Company's pre-reorganization common stock and all unexercised options and warrants to purchase the Company's pre-reorganization common stock were cancelled. The holders of $335 million in senior notes exchanged their notes for approximately 25,000,000 shares of the Company's common stock. Certain of the Company's creditors also received an aggregate of 97,256 shares of the Company's new common stock in settlement for amounts owed to them. These shares were issued upon completion of the bankruptcy claims process. Holders of the Company's pre-reorganization common stock received warrants to purchase an aggregate of approximately 1,496,512 shares of new common stock. The warrants may be exercised to purchase shares of Motient common stock at a price of $.01 per share, expire May 1, 2004, or two years after the effective date of reorganization, and are not exercisable unless and until the average closing price of Motient's common stock for ninety consecutive trading days is equal to or greater than $15.44 per share. Also, Motient issued to Evercore Partners LP, financial advisor to the creditors' committee in Motient's reorganization, a warrant to purchase up to 343,450 shares of common stock, at an exercise price of $3.95 per share. The warrant will have a term of five years. If the average closing price of Motient's common stock for thirty consecutive trading days is equal to or greater than $20.00, Motient may require Evercore to exercise the warrant, provided the common stock is then trading in an established public market.

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

Further details regarding the plan are contained in Motient's Disclosure Statement with respect to the plan, which was filed as Exhibit 99.2 to the Company's current report on Form 8-K dated March 4, 2002.

Effective May 1, 2002, the Company adopted "fresh start" accounting, which requires that the reorganized value of the Company, deemed to be approximately $221 million, as determined by the court, be allocated to the Company's assets in accordance with procedures specified by Accounting Principles Bulletin ("APB") Opinion 16. The Company is in the process of allocating the reorganization value to specific tangible and intangible assets; however, if any portion of the Company's reorganization value cannot be attributed to specific tangible or intangible assets, the Company will report as an intangible asset "reorganization value in excess of amounts allocable to identifiable assets".

It should be noted that the bankruptcy court originally set a reorganization value for the Company's assets of $234 million. In November of 2003, Motient engaged CTA to perform a valuation of its equity interests in MSV as of December 31, 2002. Concurrent with CTA's valuation, Motient reduced the book value of its equity interest in MSV from $54 million (inclusive of the Company's $2.5 million convertible note with MSV) to $41 million as of May 1, 2002 to reflect certain preference rights on liquidation of certain classes of equity holders in MSV. Motient's reorganization value was reduced by $13 million to $221 million as a result of this valuation revision.

Under the Company's plan of reorganization, the Company issued a note to CSFB, in satisfaction of certain claims by CSFB against Motient, in the principal amount of $750,000. The new note was issued by a new subsidiary of Motient that owns 100% of Motient Ventures Holding, Inc., which owns all of the Company's interests in MSV. The new note has a term of three years and carries interest at 9%. The note allows the Company to elect to accrue interest and add it to the principal, instead of paying interest in cash. The note requires that it be prepaid using 25% of the proceeds of any repayment of the $15 million note receivable from MSV.

As of March 31, 2002, the Company was a party to the following debt facilities:

Rare Medium: In 2001 Motient received a total of $50 million from Rare Medium, and issued Rare Medium notes payable for such amount at 12.5% annual interest. These notes were collateralized by five million of the Company's XM Radio shares. On October 12, 2001, in accordance with the terms of the notes, the Company repaid $26.2 million of the Rare Medium notes, representing $23.8 million in principal and $2.4 million of accrued interest, in exchange for five million of its XM Radio shares. The $26.9 million of principal and accrued interest remaining outstanding at December 31, 2001 was unsecured. At March 31, 2002, the Company had an unsecured note payable to Rare Medium in the amount of $27.0 million of principal and accrued interest thereon.

As a result of the delivery of the shares of XM Radio common stock described above, the maturity of the Rare Medium notes was accelerated to November 19, 2001. As of December 31, 2001, the Rare Medium notes were in default; and, therefore, the Company classified the Rare Medium notes as current liabilities in the Consolidated Balance Sheet for 2001.

Under the Company's Plan of Reorganization, the Rare Medium notes were cancelled and replaced by a new note in the principal amount of $19.0 million. The new note was issued by a new subsidiary of Motient Corporation that owns 100% of Motient Ventures Holding Inc., which owns all of the Company's interests in MSV. The new note has a term of three years and carries interest at 9%. The note allows the Company to elect to accrue interest and add it to the principal, instead of paying interest in cash. The note requires that it be prepaid using 25% of the proceeds of any repayment of the $15 million note receivable from MSV.

Vendor Financing: Motorola had entered into an agreement with the Company to provide up to $15 million of vendor financing, to finance up to 75% of the purchase price of network base stations. Loans under this facility bear interest at a rate equal to LIBOR plus 7.0% and are guaranteed by the Company and each subsidiary of Motient Holdings. The terms of the facility require that amounts borrowed be secured by the equipment purchased therewith. Advances made during a quarter constitute a loan, which is then amortized on a quarterly basis over three years. As of March 31, 2002, $3.3 million was outstanding under this facility at an interest rate of 9.59%, and no amounts were available for borrowing. These balances were not impacted by the Company's Plan of Reorganization.

$335 Million Unit Offering: On March 31, 1998, Motient Holdings Inc. issued $335 million of Units (the "Units") consisting of 12 1/4 % Senior Notes due 2008 (the "Senior Notes"), and one warrant to purchase 3.75749 shares of Common Stock, subsequently adjusted to 3.83 shares of Common Stock, of the Company for each $1,000 principal amount of Senior Notes (the "Warrants") at an exercise price of $12.51 per share, subsequently adjusted to $12.28 per share. A portion of the net proceeds of the sale of the Units were used to finance the Motient Communications acquisition in 1998. In connection with the Senior Notes, Motient Holdings, Inc. purchased approximately $112.3 million of restricted investments that were restricted for the payment of the first six interest payments on the Senior Notes. Interest payments are due semi-annually, in arrears, beginning October 1, 1998. The Senior Notes were fully guaranteed by Motient Corporation. The Company failed to make a semi-annual interest payment due October 1, 2001, which failure constituted an event of default under the Senior Notes. As a result of the Company's failure to make the required semi-annual interest payment, the missed interest payment accrued interest at the annual rate of

13.25%. As a result of this event of default, the Company classified the Senior Notes as current liabilities in the Consolidated Balance Sheet as of December 31, 2001. As part of the Company's Plan of Reorganization, the Senior Notes were exchanged in full, including accrued interest thereon, for new equity of the reorganized Company. As of March 31, 2002, $367.1 million was outstanding on the Senior Notes, including accrued interest thereon.

Summary of Liquidity and Financing Sources for the Core Wireless Business

The Company's sources of cash include cash on hand, net cash from operations and proceeds realized through the sale of inventory relating to eLinkSM and BlackBerryTM. The Company's projected cash requirements are based, in part, on assumptions about the Company's business model and projected growth rate. These growth rates are difficult to predict and there is no assurance that the actual results that are experienced will meet the assumptions included in the Company's business model and projections. If the results of operations are less favorable than currently anticipated, the Company's cash requirements will be more than projected, and it will require additional financing in amounts that may be material. The type, timing and terms of financing that the Company selects will be dependent upon its cash needs, the availability of financing sources and the prevailing conditions in the financial markets. The Company cannot guarantee that additional financing sources will be available at any given time or available on favorable terms.

Additionally, the $15 million note issued to the Company at the November 2001 closing of the MSV transaction, including accrued interest thereon, becomes due and payable on November 25, 2006. Upon repayment of this note by MSV, $3.75 million of the proceeds are required to be used to repay a portion of the $19 million note payable to Rare Medium and the $750,000 note to CSFB. As part of the subsequent adjustment for "fresh-start" accounting, Motient has recorded the $15.0 million note receivable from MSV, plus accrued interest thereon at its fair market value, estimated to be approximately $13.0 million at the May 1, 2002 "fresh-start" accounting date, after giving effect to discounted future cash flows at market interest rates.


4. COMMITMENTS AND CONTINGENCIES

As of March 31, 2002 the Company had no contractual commitments; however, during April the Company contracted to purchase eLinkSM and other subscriber equipment inventory in the amount of $2.4 million.

Also at March 31, 2002, the Company had certain contingent and/or disputed obligations under a satellite construction contract entered into by the Company, which contained flight performance incentives payable by the Company to the contractor if the satellite performed according to the contract. As a result of the sale of the satellite assets to MSV, any liabilities under this contract in respect of the period after November 26, 2001 are the responsibility of MSV; however, the Company was responsible for any incentive payments deemed to have been earned prior to such date. All amounts due under this contract had been recorded in full in the periods in which these incentives were deemed to have been earned, all of which was prior to March 31, 2002. Upon the implementation of the plan of reorganization, this contract was terminated, and in satisfaction of all amounts alleged to be owed by the Predecessor Company under this contract, the contractor received a pro-rata portion of the 97,256 shares issued to creditors holding allowed unsecured claims.

5. LEGAL AND REGULATORY MATTERS

Legal

Motient filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code on January 10, 2002. The Bankruptcy Court confirmed Motient's Plan of Reorganization on April 26, 2002, and Motient emerged from bankruptcy on May 1, 2002.

Motient is aware of a purported class action lawsuit filed by holders of Rare Medium common stock challenging the previously proposed merger of Motient and Rare Medium that was terminated in Rare Medium Group, Inc. Shareholders Litigation, C.A. No. 18879 NC (cases filed in Delaware Chancery Court between May 15, 2001 and June 7, 2001, and consolidated by the Court on June 22, 2001). The complaint names Rare Medium, members of Rare Medium's board of directors, the holders of Rare Medium preferred stock and certain of their affiliated entities, and Motient as defendants. The complaint alleges that the defendants breached duties allegedly owed to the holders of Rare Medium common stock in connection with the merger agreement, and include allegations that: (1) the holders of Rare Medium preferred stock engaged in self-dealing in the proposed merger; (2) the Rare Medium board of directors allegedly breached its fiduciary duties by agreeing to distribute the merger consideration differently among Rare Medium's common and preferred shares; and (3) Motient allegedly aided and abetted the supposed breaches of fiduciary duties. The complaint sought to enjoin the proposed merger, and also sought compensatory damages in an unspecified amount. In 2002, the Plaintiffs and the Rare Medium defendants reached a settlement of the Delaware litigation, and the Court dismissed the case on December 2, 2002.

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

The Company is also subject to the FCC's universal service fund, which supports the provision of affordable telecommunications to high-cost areas, and the provision of advanced telecommunications services to schools, libraries, and rural health care providers. All of the terrestrial network revenue falls within excluded categories, thereby eliminating the Company's universal service assessments. There can be no assurances that the FCC will retain the exclusions or its current policy regarding the scope of a carrier's contribution base. The Company may also be required to contribute to state universal service programs. The requirement to make these state universal service payments, the amount of which in some cases may be subject to change and is not yet determined, may have a material adverse impact on the conduct of the Company's business and its financial results.

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

6.  SUBSEQUENT EVENTS

As noted above, the Company's plan of reorganization became effective on May 1, 2002. We urge you to read our quarterly reports on Form 10-Q for the quarters ended June 30, 2002 and September 30, 2002 and our annual report on Form 10-K for the year ended December 31, 2002, as well as our other reports and filings with the SEC filed after the date hereof, for more information regarding recent developments and current matters.

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

The Senior Notes were jointly and severally guaranteed on full and unconditional basis by the Subsidiary Guarantors and Motient Parent. The following unaudited condensed consolidating information for these entities presents:

     o Condensed consolidating balance sheets as of March 31, 2002 and December 31, 2001, as restated, the condensed consolidating statements of operations for the three months ended March 31, 2002 and 2001, as restated, and the condensed consolidating statement of cash flows for the three months ended March 31, 2002 and 2001, as restated.
     o    Elimination entries necessary to combine the entities comprising
          Motient.



                      Condensed Consolidating Balance Sheet
                             (Debtor-in-Possession)
                              As of March 31, 2002
                              (Unaudited, Restated)
(in thousands)
                                                                               Consolidated
                                            Subsidiary  Motient                  Motient    Motient               Consolidated
                                            Guarantors  Holdings  Eliminations   Holdings    Parent   Eliminations   Motient
                                            ----------  --------  ------------  ---------    ------   ------------   -------
                                                                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                 $21,003    $     --   $     --     $  21,003   $    --   $     --     $  21,003
  Accounts receivable - trade, net           10,972          --         --        10,972        --         --        10,972
  Inventory                                   5,291          --         --         5,291        --         --         5,291
  Investment in/due from subsidiary             439          --         --           439        --         --           439
  Deferred equipment costs                   11,932          --         --        11,932        --         --        11,932
  Other current assets                       12,359          --         --        12,359        --         --        12,359
                                            -------    --------   --------     ---------   -------   --------     ---------
  Total current assets                       61,996          --         --        61,996        --         --        61,996
PROPERTY AND EQUIPMENT-- NET                 60,621          --         --        60,621        --         --        60,621
GOODWILL AND INTANGIBLES--  NET              50,914          --         --        50,914        --         --        50,914
INVESTMENT IN AND NOTES RECEIVABLE
FROM MSV                                         --          --         --            --    28,096         --        28,096
DEFERRED CHARGES AND OTHER ASSETS-
NET                                           3,655          --         --         3,655        --         --         3,655
                                            -------    --------   --------     ---------   -------   ---------    ---------
  Total assets                              $177,186   $     --   $     --     $ 177,186   $28,096   $     --     $ 205,282
                                            ========   ========   ========     =========   =======    ========    =========

                                                             LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
PRE PETITION LIABILITIES SUBJECT TO
COMPROMISE:
  Accrued expenses                          $ 1,533      $1,750      $  --     $   3,283   $   1,550    $  --    $    4,833
  Senior Notes, including accrued -
    interest thereon in default                  --     367,673         --       367,673                   --       367,673
  Rare Medium Note Payable,
    including accrued
       interest thereon - in default             --          --         --            --    27,030         --        27,030
                                            -------    --------   --------     ---------    ------     -------       ------
  Total pre petition liabilities
    subject to compromise                     1,533     369,423         --       370,956    28,580         --       399,536
CURRENT LIABILITIES NOT SUBJECT TO
COMPROMISE:
  Accounts payable and accrued expenses      13,755       1,025         --        14,780       244         --        15,024
  Obligations under capital leases                                                              --
  due within one year                         7,857          --         --         7,857                   --         7,857

  Deferred equipment revenue                 11,972                               11,972        --         --        11,972
  Deferred revenue and other liabilities     11,900          --         --        11,900        --         --        11,900
                                            -------    --------   --------     ---------   -------    -------        ------
  Total current liabilities not
    subject to compromise                    45,484       1,025         --        46,509       244         --        46,753
  Total current liabilities                  47,017     370,448         --       417,465    28,824         --       446,289

DUE TO PARENT/AFFILIATE                     838,740     (91,219)  (739,172)        8,349   277,049   (285,398)           --
LONG-TERM LIABILITIES NOT SUBJECT
TO COMPROMISE:
  Note payable to/from Issuer/ Parent            --      11,500         --        11,500   (11,500)        --            --
  Vendor Financing Commitment                 3,316          --         --         3,316        --         --         3,316
  Capital lease obligations                     163          --         --           163        --         --           163
  Other long-term liabilities                21,791          --         --        21,791        --         --        21,791
                                            -------    --------   --------     ---------   -------    --------       ------
    Total long-term liabilities              25,270      11,500         --        36,770   (11,500)        --        25,270
    Total liabilities                       911,027     290,729   (739,172)      462,584   294,373   (285,398)      471,559
STOCKHOLDERS' (DEFICIT) EQUITY             (733,841)   (290,729)   739,172      (285,398) (266,277)   285,398      (266,277)
                                            --------   ---------  --------     ----------  --------   -------     ---------
  Total liabilities and
stockholders' (deficit) equity             $177,186    $     --   $     --     $ 177,186   $28,096    $    --      $205,282
                                           ========   =========   ========     =========   =======    =======      ========


                      Condensed Consolidating Balance Sheet
                             As of December 31, 2001
                                   (Restated)
                                 (in thousands)
                                                                              Consolidated
                                            Subsidiary  Motient                  Motient      Motient                 Consolidated
                                            Guarantors  Holdings  Eliminations  Holdings       Parent    Eliminations   Motient
                                            ----------  --------  ------------  --------       ------    ------------   -------
                                                                             ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                 $33,387    $     --   $     --    $   33,387    $      --    $      --      $33,387
  Accounts receivable - trade, net           11,491          --         --        11,491           --           --       11,491
  Inventory                                   6,027          --         --         6,027           --           --        6,027
  Investment in/due from subsidiary             521          --         --           521           --           --          521
  Deferred equipment costs                   13,662          --         --        13,662           --           --       13,662
  Other current assets                       16,113          --         --        16,113          453           --       16,566
                                            -------    --------   --------    ----------    ---------     --------       ------
  Total current assets                       81,201          --         --        81,201          453           --       81,654
PROPERTY AND EQUIPMENT - NET                 64,001          --         --        64,001           --           --       64,001
GOODWILL AND INTANGIBLES -  NET              51,631          --         --        51,631           --           --       51,631
INVESTMENT IN AND NOTES RECEIVABLE
FROM MSV                                         --          --         --                     30,126           --       30,126
DEFERRED CHARGES AND OTHER ASSETS
--NET                                         5,650       7,403         --        13,053        --              --       13,053
                                            --------   --------   --------    ----------    ---------    ---------     --------
  Total assets                              $202,483     $7,403   $     --    $  209,886    $  30,579    $      --     $240,465
                                            ========   ========   ========    ==========    =========    =========     ========


                                                               LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses     $16,937     $31,473   $     --    $   48,410    $   1,864    $      --      $50,274
  Senior Notes, net of discount -
    in default                                   --     329,371         --       329,371           --           --      329,371
  Obligations under capital leases
    due within one year                       8,691          --         --         8,691           --           --        8,691
  Rare Medium Notes - in default                 --          --         --            --       26,910           --       26,910
  Deferred equipment revenue                 13,662                               13,662           --           --       13,662
  Deferred revenue and other liabilites      12,054          --         --        12,054           --           --       12,054
                                            -------    --------   --------    ----------    ---------    ---------    ---------
  Total current liabilities                  51,344     360,844         --       412,188       28,774           --      440,962

DUE TO PARENT/AFFILIATE                     798,110    (150,613)  (677,623)      (30,126)     244,454     (214,328)          --
LONG-TERM LIABILITIES:
  Note payable to/from Issuer/Parent             --      11,500         --        11,500     (11,500)           --           --
  Vendor Financing Commitment                 3,316          --         --         3,316           --           --        3,316
  Capital lease obligations                     257          --         --           257           --           --          257
  Other long-term liabilities                27,079          --         --        27,079           --           --       27,079
                                            -------    --------   --------    ----------    ---------    ---------    ---------
    Total long-term liabilities              30,652      11,500         --        42,152     (11,500)           --       30,652
    Total liabilities                       880,106     221,731   (677,623)      424,214     261,728      (214,328)     471,614
STOCKHOLDERS' (DEFICIT) EQUITY             (677,623)   (214,328)   677,623      (214,328)   (231,149)      214,328     (231,149)
                                            --------   ---------  --------    -----------   ---------    ---------    ----------
  Total liabilities, minority interest
  and stockholders' (deficit) equity       $202,483     $7,403   $     --    $  209,886    $  30,579    $      --      $240,465
                                           =========   ========   ========    ==========    =========    =========    ==========



                 Condensed Consolidating Statement of Operations
                             (Debtor-in-Possession)
                        Three Months ended March 31, 2002
                                   (Unaudited)
                                 (in thousands)
                                   (Restated)

                                                                               Consolidated
                                            Subsidiary  Motient                  Motient      Motient                 Consolidated
                                            Guarantors  Holdings  Eliminations   Holdings      Parent   Eliminations    Motient
                                            ----------  --------  ------------   --------      ------   ------------    -------
REVENUES
  Services                                  $12,467         $--        $--       $12,467         $300        $(300)     $12,467
  Sales of equipment                          4,216          --         --         4,216           --           --        4,216
                                              -----          --         --         -----     --------      -------        -----
    Total Revenues                           16,683          --         --        16,683          300         (300)      16,683

COSTS AND EXPENSES
  Cost of service and operations             15,332          --         --        15,332           --           --       15,332
  Cost of equipment sold                      4,534          --         --         4,534           --           --        4,534
  Sales and advertising                       3,285          --         --         3,285            1           --        3,286
  General and administrative                  2,995         300         --         3,295          527         (300)       3,522
    Restructuring charge                        584          --         --           584           --           --          584
  Depreciation and amortization               5,187          --         --         5,187           --           --        5,187
                                              -----       -----     ------         -----       ------      -------        -----
  Operating Loss                            (15,234)       (300)        --       (15,534)        (228)          --      (15,762)

Other income                                    837          --         --           837           --           --          837
Interest expense                             (4,164)     (1,361)     3,801        (1,724)        (120)         105       (1,739)
Equity in loss of MSV                           717      (2,030)        --        (1,313)          --           --       (1,313)
Gain (loss) on sale of assets                    --          --         --            --           --           --           --
Aether employee option vesting                  (20)         --         --           (20)          --           --          (20)
                                               ----          --         --          ----           --           --         ----

Loss before reorganization items            (17,864)     (3,691)     3,801       (17,754)        (348)         105      (17,997)

Reorganization Items:
  Professional fees related to
    reorganization                               --      (4,578)        --        (4,578)          --           --       (4,578)
  Write off of debt financing fees               --     (12,975)        --       (12,975)          --           --      (12,975)
     Interest income                            121       3,801     (3,801)          121          105         (105)         121
                                                ---       -----      -----       --------    --------     --------     --------
Net Loss Attributable Common Shareholders  ($17,743)   ($17,443)       $--      ($35,186)       ($243)         $--     ($35,429)
                                           =========   =========     ======     =========       ======       ======    =========





                 Condensed Consolidating Statement of Operations
                        Three Months ended March 31, 2001
                              (Unaudited, Restated)
                                 (in thousands)


                                                                               Consolidated
                                           Subsidiary   Motient                  Motient      Motient                Consolidated
                                           Guarantors   Holdings   Eliminations  Holdings      Parent   Eliminations    Motient
                                           ----------   --------   ------------  --------     -------   ------------  ---------
REVENUES
  Services                                  $17,165         $--        $--       $17,165         $300        $(300)     $17,165
  Sales of equipment                          5,400          --         --         5,400           --           --        5,400
                                              -----          --         --         -----           --           --        -----
    Total Revenues                           22,565          --         --        22,565          300         (300)      22,565

COSTS AND EXPENSES
  Cost of service and operations             18,250          --         --        18,250           --           --       18,250
  Cost of equipment sold                      5,934          --         --         5,934           --           --        5,934
  Sales and advertising                       8,518          --         --         8,518           --           --        8,518
  General and administrative                  6,674         321         --         6,995          277         (300)       6,972
  Depreciation and amortization               9,078          --         --         9,078         (527)          --        8,551
                                              -----         ---         --         -----      -------           --        -----
  Operating Loss                            (25,889)       (321)        --       (26,210)         550           --      (25,660)

Interest and Other Income                       608       4,022     (3,277)        1,353           (9)        (795)         549
Loss on disposal of assets                     (407)         --         --          (407)          --           --         (407)
Aether Option Vesting                          (499)         --         --          (499)          --           --         (499)
Income (Loss) on Extinguishment of Debt          --          --         --            --       (1,033)          --       (1,033)
Equity in Loss of Subsidiaries                   --     (30,314)    30,314            --      (52,466)      39,994      (12,472)
Interest Expense                             (5,069)    (13,381)     3,277       (15,173)      (1,048)         795      (15,426)
                                            -------    --------      -----       -------      -------          ---     --------
Net Loss Attributable Common Shareholders  ($31,256)   ($39,994)   $30,314      ($40,936)    ($54,006)     $39,994     ($54,948)
                                            =======     =======    =======       =======      =======      =======      =======



                 Condensed Consolidating Statement of Cash flow
                             (Debtor-in-Possession)
                        Three Months Ended March 31, 2002
                              (Unaudited, Restated)
                                 (in thousands)

                                                                               Consolidated
                                          Subsidiary    Motient                  Motient      Motient                 Consolidated
                                          Guarantors    Holdings  Eliminations   Holdings      Parent   Eliminations    Motient
                                          ----------    --------  ------------  --------       ------   -------------   --------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss before reorganization items      ($17,864)     ($3,691)   $ 3,801      ($17,754)       ($348)       $ 105     ($17,997)
Adjustments to reconcile net loss to
net cash (used in) provided by operating
activities before reorganization items:
Amortization of Guarantee Warrants
  and debt discount and issuance costs           --          56         --            56           --           --           56
Depreciation and amortization                 5,187          --         --         5,187           --           --        5,187
Non cash stock compensation                      76          --         --            76           --           --           76
Gain on sale of transportation assets            20          --         --            20           --           --           20
Equity in Loss of MSV                          (717)         --         --          (717)       2,030           --        1,313
Changes in assets  & liabilities
  Inventory                                     736          --         --           736           --           --          736
  Trade accounts receivable                     519          --         --           519           --           --          519
  Other current assets                        6,329          --         --         6,329           --           --        6,329
  Accounts payable and accrued expenses      (2,318)         --         --        (2,318)         (70)          --       (2,388)
  Accrued interest on Senior Note                --       1,200         --         1,200           --           --        1,200
  Deferred Items--net                        (5,045)         --         --        (5,045)          --           --       (5,045)
                                             ------      ------      -----        ------       ------      -------       ------
Net cash (used in) provided by
operating activities
  before reorganization items               (13,077)     (2,435)     3,801       (11,711)       1,612          105       (9,994)

CASH USED BY REORGANIZATION ITEMS:
  Reorganization items - professional fees       --      (4,578)        --        (4,578)          --           --       (4,578)
    Professional fees accrued not paid           --       3,472         --         3,472           --           --        3,472
    Interest income                             121          --         --           121          105         (105)         121
                                            -------        ----      -----         ------     -------     --------       ------
Net cash used by  reorganization items          121      (1,106)        --          (985)         105         (105)        (985)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property & equipment            (494)         --         --          (494)          --           --         (494)
                                                ---        ----      -----           ---        -----       ------        -----
  Net cash provided by (used in)
    investing activities                       (494)         --         --          (494)          --           --         (494)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from stock issuances                  --          --         --            --           17           --           17
  Funding from parent/subsidiary              1,994       3,541     (3,801)        1,734       (1,734)          --           --
  Principal payments under capital leases      (928)         --         --          (928)         --            --         (928)
                                             ------     -------    -------         -----       ------     --------        -----
  Net cash provided by (used in)
    financing activities                      1,066       3,541     (3,801)          806       (1,717)          --         (911)
  Net increase in cash and cash
    equivalents                             (12,384)         --         --       (12,384)          --           --      (12,384)
CASH & CASH EQUIVALENTS, beginning
    of period                                33,387          --         --        33,387           --           --       33,387
                                            -------      ------     ------        ------       ------    ---------      -------
CASH & CASH EQUIVALENTS, end of period     $ 21,003      $   --    $    --      $ 21,003     $     --   $       --     $ 21,003
                                           ========      ======    =======      ========      =======    =========     ========



                 Condensed Consolidating Statement of Cash flow
                        Three Months Ended March 31, 2001
                              (Unaudited, Restated)
                                 (in thousands)

                                                                               Consolidated
                                          Subsidiary    Motient                  Motient      Motient                 Consolidated
                                          Guarantors    Holdings  Eliminations   Holdings      Parent  Eliminations     Motient
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                  ($ 31,256)  ($ 39,994)  $ 30,314    ( $ 40,936)   ($ 54,006)    $ 39,994    ($ 54,948)

Adjustments to reconcile net loss
to net cash (used in) provided by
operating activities:
Amortization of Guarantee Warrants
and debt  discount and issuance costs            --       1,584         --         1,584        1,169           --        2,753
Depreciation and amortization                 9,077          --         --         9,077         (527)          --        8,550
Non cash stock compensation                   1,240          --         --         1,240           --           --        1,240
Aether employee option vesting                  499          --         --           499           --           --          499
Loss on extinguishment of debt                   --          --         --            --        1,033           --        1,033
Equity in loss of XM Radio                       --          --         --            --       12,472           --       12,472
Loss on sale of XM Radio stock                   --          --         --            --          407           --          407
Changes in assets & liabilities
 Inventory                                   (2,964)         --         --        (2,964)          --           --       (2,964)
 Trade accounts receivable                   (7,562)         --         --        (7,562)          --           --       (7,562)
 Other current assets                          (538)         --         --          (538)         109           --         (429)
 Accounts payable and accrued expenses        7,300         (94)        --         7,206          121           --        7,327
 Accrued interest on Senior Note                 --      10,259         --        10,259           --           --       10,259
 Deferred trade payables                     (1,380)         --         --        (1,380)          --           --       (1,380)
 Deferred Items--net                          2,884          --         --         2,884         (710)          --        2,174
                                              -----          --         --         -----        -----           --        -----
Net cash (used in) provided by
operating activities                        (22,700)    (28,245)    30,314       (20,631)     (39,932)      39,994      (20,569)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property & equipment          (3,254)         --         --        (3,254)          --           --       (3,254)
  Proceeds from the sale of XM Radio stock       --          --         --            --       33,539           --       33,539
  Purchase of long-term, restricted
    investments                                 320        (539)        --          (219)        (126)          --         (345)
                                                ---       -----         --          -----        -----      ------        -----
  Net cash provided by (used in)
    investing activities                     (2,934)       (539)        --        (3,473)      33,413           --       29,940
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from stock issuances                  --          --         --            --          259           --          259
 Funding from parent/subsidiary              32,764      22,784    (30,314)       25,234       14,760      (39,994)          --
 Principal payments under capital leases       (751)         --         --          (751)          --           --         (751)
 Principal payments under vendor lease       (1,066)         --         --        (1,066)          --           --       (1,066)
 Proceeds from bank financing                    --       6,000         --         6,000           --           --        6,000
  Repayment of bank financing                    --          --         --            --       (8,500)          --       (8,500)
                                             ------      ------    -------       -------      -------      -------      -------
 Net cash provided by (used in)
    financing activities                     30,947      28,784    (30,314)       29,417        6,519      (39,994)      (4,058)
 Net increase in cash and cash
    equivalents                               5,313          --         --         5,313           --           --        5,313
CASH & CASH EQUIVALENTS, beginning
  of period                                   2,520          --         --         2,520           --           --        2,520
                                              -----          --         --         -----                                  -----
CASH & CASH EQUIVALENTS, end of period       $7,833        $ --        $--        $7,833         $ --         $ --       $7,833
                                             ======        ====         ==        ======         ====         ====       ======


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Restated)

This Quarterly Report on Form 10-Q/A contains and incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements regarding our expected financial position and operating results, our business strategy, and our financing plans are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," "project," or "intend." These forward-looking statements reflect our plans, expectations and beliefs and, accordingly, are subject to certain risks and uncertainties. We cannot guarantee that any of such forward-looking statements will be realized.

Statements regarding factors that may cause actual results to differ materially from those contemplated by such forward-looking statements ("Cautionary Statements") include, among others, those under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview," and elsewhere in this quarterly report, including in conjunction with the forward-looking statements included in this quarterly report. All of our subsequent written and oral forward-looking statements (or statements that may be attributed to us) are expressly qualified by the Cautionary Statements. You should carefully review the risk factors described in our other filings with the SEC from time to time and our quarterly reports on Form 10-Q to be filed after this quarterly report, as well as our other reports and filings with the SEC.

In addition, as discussed in the "Introductory Note," there have been a number of significant developments regarding Motient's business, operations, financial condition, liquidity, and outlook subsequent to March 31, 2002. This amendment to our previously filed report on Form 10-Q for the quarter ended March 31, 2002 generally does not contain information regarding such developments. Instead, this amendment to our previously filed report on Form 10-Q for such quarter generally contains the same information included at the time of the original filing of such report, except for the restated financial statements and corresponding disclosures regarding such restated figures described above. We urge you to read our quarterly reports on Form 10-Q for the quarters ended June 30, 2002 and September 30, 2002 and our annual report on Form 10-K for the year ended December 31, 2002, as well as our other reports and filings with the SEC filed after the date hereof, for more information regarding recent developments and current matters.

Our forward-looking statements are based on information available to us today, and we will not update these statements. Our actual results may differ significantly from the results discussed in these statements.

As discussed in the Introductory Note and Note 2, "Restatement of Financial Statements", the financial statement herein have been restated to give effect to the revised accounting treatment with respect to the MSV and Aether transactions that was agreed to be appropriate, as well as the restatement adjustments that resulted from the audit of our financial statements for the years ended December 31, 2000, 2001 and 2002 by Ehrenkrantz Sterling & Co. LLC.

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

General - The Current and Former Components of Motient's Business

This section provides information regarding the various current and prior components of Motient's business which we believe is relevant to an assessment and understanding of the financial condition and consolidated results of operations of Motient Corporation. The sale of our satellite assets to Mobile Satellite Ventures LP, or MSV, in 2001, makes period to period comparison of our financial results less meaningful, and therefore, you should not rely on them as an indication of future operating performance. This discussion should be read in conjunction with the consolidated financial statements and notes thereto.

As of March 19, 2004, Motient has six wholly-owned subsidiaries and an interest in MSV. Motient Communications, Inc. owns the assets comprising Motient's core wireless business, except for Motient's FCC licenses, which are held in a separate subsidiary, Motient License Inc. Motient License was formed on March 16, 2004, as part of Motient's amendment of its $12.5 million term credit facility, as a special purpose wholly-owned subsidiary of Motient Communications and holds all of the FCC licenses formerly held by Motient Communications. A pledge of the stock of Motient License, along with the other assets of Motient Communications, secures borrowings under the term credit facility, and a pledge of the stock of Motient License secures, on a second priority basis, borrowings under our vendor financing facility with Motorola. For further details regarding the formation of Motient License, please see "Item 1. Business - Recent Developments -- Credit Facility" of our annual report on Form 10-K for the period ended December 31, 2002. Our other four subsidiaries hold no material operating assets other than the stock of other subsidiaries and Motient's interests in MSV. On a consolidated basis, we refer to Motient Corporation and its six wholly-owned subsidiaries as "Motient." Our indirect, less-than 50 % interest in MSV is not consolidated with Motient for financial statement purposes. Rather, we account for our interest in MSV under the equity method of accounting.

In recent periods, certain factors have placed significant pressures on our financial condition and liquidity position. A number of factors were preventing us from accelerating revenue growth at the pace required to enable us to generate cash in excess of our operating expenses. These factors included competition from other wireless data suppliers and other wireless communications providers with greater resources, cash constraints that have limited our ability to generate greater demand, unanticipated technological and development delays, and general economic factors. During 2001, in particular, our efforts were also hindered by the downturn in the economy and poor capital and financing market conditions. These factors led us to file a voluntary petition for reorganization under Chapter 11 of the United States Federal Bankruptcy Code in January 2002. See "--Liquidity and Capital Resources". Having emerged from our reorganization with a significantly improved balance sheet, we are continuing to focus on growing our core wireless business.

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

Our eLinkSM service is a two-way wireless email device and electronic organizer that uses our terrestrial network. We provide our eLinkSM brand two-way wireless email service to customers accessing email through corporate servers, Internet Service Providers, Mail Service Provider accounts, and paging network suppliers. We also offer a BlackBerry TM by Motient solution specifically designed for large corporate accounts operating in a Microsoft Exchange and Lotus Notes environment. BlackBerry TM is a popular wireless email solution developed by Research In Motion, or RIM, and is being provided on the Motient network under an agreement with RIM.

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

Mobile Satellite Ventures LP

On June 29, 2000, we formed a joint venture subsidiary, MSV, in which we owned 80% of the membership interests. The remaining 20% interests in MSV were owned by three investors unrelated to Motient; however, the minority investors had certain participating rights which provided for their participation in certain business decisions that were made in the normal course of business; therefore, in accordance with Emerging Issues Task Force Issue No 96-16, "Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights", our investment in MSV has been recorded for all periods presented pursuant to the equity method of accounting.

Through November 26, 2001, MSV used our satellite network to conduct research and development activities. On November 26, 2001, we sold the assets comprising our satellite communications business to MSV, as part of a transaction in which certain other parties joined MSV, including TMI Communications and Company Limited Partnership, or TMI, a Canadian satellite services provider. In consideration for our satellite business assets, we received the following: (i) a $24 million cash payment in June 2000, (ii) a $41 million cash payment paid at closing on November 26, 2001, net of $4 million retained by MSV related to our sublease of real estate from MSV, and (iii) a 5-year $15 million note. In this transaction, TMI also contributed its satellite communications business assets to MSV. In addition, we purchased a $2.5 million convertible note issued by MSV, and certain other investors, including a subsidiary of Rare Medium Group, Inc., purchased a total of $52.5 million of convertible notes. As of March 31, 2002, we had an equity interest, on an undiluted basis, of approximately 48% in MSV. Assuming that all of MSV's convertible notes issued in such transaction are converted into limited partnership units of MSV, Motient would have a 33.3% equity interest in MSV as of March 31, 2002.

Overview of Liquidity and Risk Factors

Liquidity and Financing Sources

We have incurred significant operating losses and negative cash flows in each year since we started operations, due primarily to the costs of developing and building our networks and the cost of developing, selling and providing our products and services. Prior to filing for protection under Chapter 11, we were highly leveraged. These factors and others placed significant pressures on our financial condition and liquidity position. As a result of our plan of reorganization, our total debt was substantially reduced; however, we expect to continue to incur operating losses and negative cash flows. We expect to continue to make significant capital outlays to fund remaining interest expense, new product rollouts, capital expenditures, and working capital before we begin to generate cash in excess of our operating expenses. We are focusing our efforts on improving our cash flow through growth in our subscriber base, while maintaining, or even reducing, our operating expenses. We believe that a large percentage of our costs are fixed; therefore, we are attempting to increase our revenue without incurring significant cost increases.

For a more detailed discussion of our funding requirements and outlook, see "Liquidity and Capital Resources - Summary of Liquidity and Financing Sources for Core Wireless Business."

Effects of the Chapter 11 Filing

As a result of our Chapter 11 bankruptcy filing, we saw a slower adoption rate for our services in the first quarter of 2002. In a large customer deployment, the upfront cost of the hardware can be significant. Because the hardware generally is usable only on Motient's network, certain customers delayed adoption while we were in Chapter 11. In an effort to accelerate adoption of our services, we did, in selected instances in the first quarter of 2002, offer certain incentives for the adoption of our services that were outside of our customary contract terms, such as extended payment terms or temporary hardware rental. None of these offers were accepted; therefore, these changes in terms were not material to our cash flow or operations. Additionally, certain of our trade creditors required either deposits for future services or shortened payment terms; however, none of these deposits or changes in payment terms were material and none of our key suppliers have ceased to do business with us as a result of our reorganization.

Effective May 1, 2002, we adopted "fresh start" accounting, which requires that the value of Motient, which was determined by the court to be $221 million, be allocated to our assets and liabilities in accordance with Accounting Principles Bulletin Opinion 16, "Business Combinations," for transactions reported on the basis of the purchase method. We are in the process of allocating this reorganization value to specific tangible and intangible assets; however, if any portion of the reorganization value cannot be attributed to specific tangible or intangible assets, we will be required to report as an intangible asset "reorganization value in excess of amounts allocable to identifiable assets."

It should be noted that the bankruptcy court originally set a reorganization value for our assets of $234 million. In November of 2003, Motient engaged CTA to perform a valuation of its equity interests in MSV as of December 31, 2002. Concurrent with CTA's valuation, Motient reduced the book value of its equity interest in MSV from $54 million (inclusive of Motient's $2.5 million convertible note from MSV)to $41 million as of May 1, 2002 to reflect certain preference rights on liquidation of certain classes of equity holders in MSV. Motient's reorganization value was reduced by $13 million to $221 million as a result of this valuation revision.

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

For a more complete description of the above factors, please see the section entitled "Risk Factors" in Motient's annual report on Form 10-K for the period ended December 31, 2002.

Results of Operations

Three Months Ended March 31, 2002 and 2001

Revenue and Subscriber Statistics

Service revenues approximated $12.5 million for the quarter ended March 31, 2002, which was a $4.6 million reduction as compared to the quarter ended March 31, 2001. This $4.6 million reduction represents the loss of approximately $5.2 million of revenue associated with the sale of our satellite assets to MSV in November 2001, offset by an $0.8 million increase in our core remaining market sectors. We experienced a 35% growth in subscribers within our Wireless Internet sector.

The tables below summarize our revenue and subscriber base for the quarters ended March 31, 2002 and 2001. An explanation of certain changes in revenue and subscribers is set forth below under the caption "Summary of Year over Year Revenue."



                                                     Quarter Ended March 31,
     Summary of Revenue                             2002                2001            Change       % Change
                                                    ----                ----            ------       --------
                                                                 (in millions)
     Wireless Internet                                 $4.1               $2.0            $2.1           105%
     Field services                                     4.3                5.9            (1.6)          (27)
     Transportation                                     3.0                4.1            (1.1)          (27)
     Telemetry                                          0.7                0.7             0.0             0
     Maritime and other                                 0.4                4.4            (4.0)          (91)
     Equipment                                          4.2                5.5            (1.3)          (24)
                                              -------------      -------------       ----------
         Total                                       $ 16.7             $ 22.6           $(5.9)          (26)%
                                              =============      =============       ==========     ==========


The make up of our subscriber base was as follows:


                                                      As of March 31,
                                                    2002           2001 (1)        Change            % Change
                                                    ----           --------        ------            --------

                Wireless Internet                 85,085             63,102         21,983               35%
                Field services                    36,161             45,070         (8,909)             (20)
                Transportation                    89,750             74,237         15,513               21
                Telemetry                         28,486             18,059         10,427               58
                Maritime and other                   544             25,563        (25,019)             (98)
                                                 -------            -------        -------
                  Total                          240,026            226,031         13,995               6%
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

Summary of Quarter over Quarter Revenue

     o Wireless Internet: Revenue grew from $2.0 to $4.1 million, and our subscriber base grew from 63,102 to 85,085. The revenue growth in the Wireless Internet sector represents our continued focus on expanding the adoption of eLink and BlackBerry wireless email offerings to corporate customers with both direct sales people and reseller channel partners. Additional content services are provided by software application partners for corporate customers to access Intranet and Internet content, as well as document viewing and other desktop extension applications.
     o Field Services: Revenue declined from $5.9 million to $4.3 million, and our subscriber base declined from 45,070 to 36,161. Approximately 90% of the decrease in revenue from field services was a result of contractual price reductions put into effect during the latter half of 2001 and first quarter of 2002. The remaining reduction was the result of internal cutbacks within certain of our customer accounts that have gone through industry consolidations and downsizings, resulting in fewer active users on the network, as compared to the revenue generated from new customers that were acquired in the first quarter of 2002.
     o Transportation: Revenue declined from $4.1 million to $3.0 million, and our subscriber base grew from 74,237 to 89,750. The reduction in the revenue from the transportation sector was almost entirely the result of the sale of our satellite assets to MSV. Excluding this impact, our reduction in revenue for the first quarter of 2002, as compared to the first quarter of 2001, was approximately $100,000, which was the result of a contractual rate reduction in a large contract, offset by increased usage within that contract.
     o Telemetry: Revenue was essentially unchanged from $0.7 million to $0.7 million; however, our subscriber base grew from 18,059 to 28,486. Growth in revenue by new and existing telemetry customers was offset by contractual pricing reductions for one of our largest telemetry customers.
     o The reduction in maritime and other revenue was primarily the result of (i) $0.7 million of revenue earned in the first quarter of 2001 from our contract to provide MSV with satellite capacity as they pursued their research and development program, as compared to none in the first quarter of 2002 and (ii) the loss of revenue from the satellite business associated with the sale of the satellite business in November 2001.
     o The decrease in equipment revenue was primarily a result of the sale of our satellite business and the loss of equipment sales from that business in the first quarter of 2001.

Expenses


                                                         Quarter Ended March 31,
                                                         -----------------------
Summary of Expense                                       2002             2001            Change          % Change
------------------                                       ----             ----            ------          --------
                                                                     (in millions)
Cost of Service & Operations                             $15.3             $18.3       $   (3.0)           (16)%
Cost of Equipment Sales                                    4.5               5.9           (1.4)           (24)
Sales & Advertising                                        3.3               8.5           (5.2)           (61)
General & Administration                                   3.5               7.0           (3.5)           (50)
Restructuring Charges                                      0.6                --            0.6             --
Depreciation & Amortization                                5.2               8.6           (3.4)           (40)
                                                    ----------           -------       ---------           ----
    Total                                                $32.4             $48.3       $  (15.9)           (33)%
                                                    ==========             =====       =========         =======

Cost of service and operations includes costs to support subscribers. The 16% quarter-over-quarter decrease is made up of the following factors:

     1. a $500,000 increase in base station maintenance costs associated with an approximate 16% increase in the average cost per base station primarily as a result of new rates that went into effect in the latter half of 2001 under our maintenance contract, as well as a 3% increase in the number of base stations,

     2. a $284,000 increase for site rental costs associated with the 3% increase in base stations quarter-over-quarter, offset by a 3% average decrease in the average lease rate, and
     3. an increase of approximately $1.2 million in licensing and commission payments to third parties with whom we have partnered to provide certain eLink and BlackBerryTM by Motient services.

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

Sales and advertising expenses as a percentage of total revenue were approximately 20% for the first quarter of 2002, compared to 38% for the comparable period of 2001. The decrease in sales and advertising expenses period over period was primarily attributable to a reduction in spending on advertising and trade shows, and a decrease in headcount costs, primarily as a result of the cost savings initiatives that we undertook in the latter half of 2001 and the first quarter of 2002.

General and administrative expenses for the core wireless business as a percentage of total revenue were approximately 21% for the first quarter of 2002 as compared to 31% for 2001. The decrease in 2002 costs over 2001 costs in our core wireless business general and administrative expenses was primarily attributable to:

     1. a $1.2 million reduction in non cash compensation charges associated with the vesting of restricted stock, offset by a charge of $0.5 million related to Aether employee options,
     2. approximately $1.3 million of savings associated with having fewer employees throughout the first quarter of 2002 as compared to the comparable period of 2001, primarily as a result of the cost savings initiatives that we undertook in the latter half of 2001 and the first quarter of 2002, and
     3. approximately $295,000 of reductions in regulatory expenditures in the first quarter of 2002 as compared to the same period of 2001.

Operational restructuring costs of $0.6 million are associated with our staff reductions.

Depreciation and amortization for the core wireless business was approximately 31% of total revenue for the first quarter of 2002, as compared to 38% for the first quarter of 2001. The $3.4 million decrease in depreciation and amortization expense in 2002 was primarily attributable to sale of our satellite assets to MSV in late November 2001 and the associated depreciation on those assets.

Interest income was $121,000 for the quarter ended March 31, 2002, as compared to $549,000 for the quarter ended March 31, 2001. The $428,000 decrease in interest earned by the core wireless business reflects the loss of any interest income earned on our escrow established for the senior notes, which was paid out in full in April 2001. This decrease was offset by the interest earned on our cash balances in the first quarter of 2002. Motient also earned other income in the amount of $837,000 related to cash received from a former satellite customer to whom we have no further satellite service obligation as a result of our sale of satellite assets to MSV. In March of 2002, we also recorded a $20,000 charge related to the vesting of Aether employee options as compared to a charge of $499,000 for the three months ended March 31, 2001 and a charge of $1.3 million for equity in losses of MSV and XM as compared to $12.5 million in the first quarter of 2001.

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

Additionally, in the first quarter of 2002, we recorded reorganization costs in the amount of $17.6 million associated with our Chapter 11 bankruptcy filing. Of these costs, approximately $13.0 million represented non-cash charges for the write off of financing fees and debt discounts associated with the placement of the senior notes. Also in the first quarter of 2001, we recorded a loss on the extinguishment of debt in the amount of $1.0 million, representing the pro-rata write off of fees and unamortized warrants associated with the original placement of bank financing debt, which was repaid and permanently reduced in the first quarter of 2001.

Net capital expenditures for the quarter ended March 31, 2002 for property and equipment were $494,000 compared to $3.3 million for 2001. Expenditures consisted primarily of assets necessary to continue the build out of our terrestrial network. Capital expenditures for the first quarter of 2001 included the purchase of a block of frequencies.

Liquidity and Capital Resources

As described above, in January 2002, we filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code. The plan was confirmed on April 26, 2002, and became effective on May 1, 2002. The reorganization significantly deleveraged Motient's balance sheet and significantly reduced Motient's ongoing interest expense. As of May 1, 2002, the effective date of the plan of reorganization, Motient had approximately $30.7 million of debt (comprised of capital leases, notes payable to Rare Medium and Credit Suisse First Boston, or CSFB, and the outstanding Motorola credit facility). However, Motient's business plan will require substantial additional funds to finance the maintenance and growth of its operations, network and subscriber base and to expand into new markets.

Our cash flow from operations do not cover our expenses. Even if we begin to generate cash in excess of our operating expenses, we expect to continue to require additional funds to meet remaining interest obligations, capital expenditures, and other non-operating cash expenses. In addition, our financial performance could deteriorate, and there is no assurance that we will be able to meet our financial projections. If our cash requirements are more than we currently expect, we will require additional financing in amounts that may be material.

Motient's Chapter 11 Filing

Under the plan of reorganization, all then-outstanding shares of our pre-reorganization common stock and all unexercised options and warrants to purchase our pre-reorganization common stock were cancelled. The holders of $335 million in senior notes exchanged their notes for approximately 25,000,000 shares of our common stock. Certain of our creditors also received an aggregate of 97,256 shares of our new common stock in settlement for amounts owed to them. These shares were issued upon completion of the bankruptcy claims process. Holders of our pre-reorganization common stock were entitled to receive warrants to purchase an aggregate of 1,496,512 shares of new common stock. The warrants may be exercised to purchase shares of our common stock at a price of $.01 per share, expire May 1, 2004, or two years after the effective date of reorganization, and are not exercisable unless and until the average closing price of our common stock for ninety consecutive trading days is equal to or greater than $15.44 per share. Also, we issued to Evercore Partners LP, financial advisor to the creditors' committee in our reorganization, a warrant to purchase up to 343,450 shares of common stock, at an exercise price of $3.95 per share. The warrant has a term of five years. If the average closing price of our common stock for thirty consecutive trading days is equal to or greater than $20.00, we may require Evercore to exercise the warrant, provided the common stock is then trading in an established public market.

Further details regarding the plan are contained in Motient's Disclosure Statement with respect to the plan.

Summary of Liquidity and Financing

As of March 31, 2002, Motient had the following sources of financing in place:

     o MSV issued a $15 million note to Motient as part of the November 26, 2001 asset sale. The payment of such note by MSV is due the sooner of ninety days from the date of the approval and issuance of the final order by the FCC of MSV's pending application, or November 25, 2006. There can be no assurances that this approval will be received in a timely manner, if at all. Of the $15 million of proceeds from this note, $3.75 million would be required to be used to prepay a pro-rata portion of the $19 million note payable to Rare Medium and a $750,000 note payable to CSFB.

As of March 31, 2002, Motient had the following financing obligations outstanding:

     o Note payable to Rare Medium in the amount of $19.0 million. The note was issued by a new subsidiary of Motient Corporation, MVH Holdings Inc., that owns 100% of Motient Ventures Holding Inc., which owns all of our interests in MSV. The note has a term of 3 years and carries annual interest at 9%. The note allows us to elect to accrue interest and add it to the principal or pay interest in cash. The note requires that it be prepaid using 25% of the proceeds of any repayment of the $15 million note from MSV.

     o Note payable to CSFB in the amount of $750,000. The note was also issued by MVH Holdings Inc. The note has a term of 3 years and carries annual interest at 9%. The note allows us to elect to accrue interest and add it to the principal or pay interest in cash. The note requires that it be prepaid using 25% of the proceeds of any repayment of the $15 million note from MSV.

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

     o A capital lease for network equipment acquired in July 2000. The lease has a term of three years and an effective interest rate of 14.718%, and as of March 31, 2002, had a balance of $8.0 million. As a result of our default under the senior notes, as of March 31, 2002, we were deemed to be in default under the terms of this lease agreement; however, the default was cured upon the effective date of our plan of reorganization.

Our sources of cash include cash on hand, net cash flow from operations and proceeds realized through the sale of inventory relating to eLink and BlackBerryTM. Our projected cash needs are based, in part, on certain assumptions about our business model and projected growth rate. These growth rates are difficult to predict and there is no assurance that the actual results that we experience will meet the assumptions included in our business model and projections. If our results of operations are less favorable than currently anticipated, our cash requirements will be more than projected, and we will require additional financing in amounts that may be material. The type, timing and terms of financing that we select will be dependent upon our cash needs, the availability of financing sources and the prevailing conditions in the financial markets. We cannot guarantee that additional financing sources will be available at any given time or available on favorable terms. In addition, if the proceeds from any such source are insufficient to meet our expenditure requirements as they arise, we will be required to seek additional equity or debt financing, although it is unlikely under current conditions that such additional financing will be available to us on reasonable terms, if at all.

Additionally, the $15 million note issued to the Company at the November 2001 closing of the MSV transaction, including accrued interest thereon, becomes due and payable on November 25, 2006. Upon repayment of this note by MSV, $3.75 million of the proceeds are required to be used to repay a portion of the $19 million note payable to Rare Medium and the $750,000 note to CSFB.

Commitments

As of April 30, 2002, we had outstanding commitments to purchase inventory in the amount of approximately $2.4 million.

Also at March 31, 2002, we had certain commitments and contingent liabilities under our satellite construction contract, which contained flight performance incentives payable by us to the contractor if the satellite performed according to the contract. As part of implementation of our bankruptcy plan of reorganization, all amounts that were deemed to be owed by us under this contract and were converted into shares of new equity of the restructured company.

Summary of Cash Flow for the quarter ended March 31, 2002 and March 31, 2001



                                                                                   Quarter Ended March 31,
                                                                                   -----------------------
                                                                                 2002                  2001
                                                                                 ----                  ----
                                                                                        (in thousands)
Cash Used In Operating activities before Reorganization Items                   ($9,994)            ($20,569)

Cash (Used In) Provided by Investing                                               (494)              29,940

Cash Provided by Financing Activities:
      Equity issuances                                                               17                  259
      Debt payments on capital leases, vendor financing                            (928)              (1,817)
      Net proceeds from debt issuances                                                -               (2,500)
                                                                                  -----               -------
Cash Used in Financing Activities                                                  (911)              (4,058)
                                                                                   -----              -------

Reorganization items                                                               (985)                   -
                                                                                   -----               -----

Total Change in Cash                                                           $(12,384)              $5,313
                                                                               =========              ======

Cash and Cash Equivalents                                                       $21,003               $7,833
Working Capital                                                                (384,865)               5,205
Restricted Investments included in working capital                                   --               20,923


Cash used in operating activities decreased quarter over quarter by approximately $10.6 million. In 2002, we reduced our operating expenses and working capital requirements; however, we paid approximately $1.0 million of costs associated with our bankruptcy filing.

The $30.4 million decrease in cash provided by investing activities was primarily attributable to:
     1. the sale in 2001 of 2 million shares of our XM Radio stock for net proceeds of approximately $33.4 million, offset by
     2.   a $3.0 million reduction in capital spending.

The $3.1 million decrease in cash used in financing activities was a result of:
     1.   a net decrease in borrowing of $2.5 million and
     2. $890,000 less in the first quarter of 2002, as compared to the first quarter of 2001, of vendor debt and capital lease repayments, primarily as a result of our deferral until 2003 of any payments under our vendor financing agreement.

Other

As of March 31, 2002, all of our wholly owned subsidiaries were subject to financing agreements that limit the amount of cash dividends and loans that could have been advanced to Motient Corporation. At March 31, 2002, all of our subsidiaries' net assets were restricted under these agreements. These restrictions had an impact on our ability to pay dividends. On May 1, 2002, the effective date of our plan of reorganization, these financing agreements were terminated as part of the implementation of our plan of reorganization.

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

We are subject to the Communications Assistance for Law Enforcement Act, or CALEA. Under CALEA, we must ensure that law enforcement agencies can intercept certain communications transmitted over its networks. The deadline for complying with the CALEA requirements and any rules subsequently promulgated was June 30, 2002. We have pending with the FCC a petition for an extension of the deadline with respect to certain of its equipment, facilities, and services and we have been working with law enforcement to arrive at an agreement on a further extension of this deadline and on an extension of the deadline for other of our equipment, facilities, and services. It is possible that we may not be able to comply with all of CALEA's requirements or do so in a timely manner. Where compliance with any requirement is deemed by the FCC to be not "reasonably achievable," we may be exempted from such requirement. Should we not be exempted from complying, of if federal funds are not available to us to assist in the funding of any required changes, the requirement to comply with CALEA could have a material adverse effect on the conduct of our business.

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

On March 14, 2002, the FCC adopted a notice of proposed rulemaking exploring options and alternatives for improving the spectrum environment for public safety operations in the 800 MHz band. Motient does not believe its operations will be impacted until the FCC adopts final rules in that proceeding and it cannot predict what actions the FCC will take.

Derivatives

In September 1998, the Financial Accounting Standards Board, or FASB, issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires the recognition of all derivatives as either assets or liabilities measured at fair value, with changes in value reflected as current period income (loss). The effective date of SFAS No. 133, as amended by SFAS 138, is for fiscal years beginning after September 15, 2000. We adopted SFAS No. 133 as of January 1, 2001, resulting in no material impact upon adoption.

In April and July 2001, the Company sold notes to Rare Medium totaling $50 million. The notes were collateralized by up to 5 million of the Company's XM Radio shares held at that time, and until maturity, which was extended until October 12, 2001, Rare Medium had the option to exchange the notes for a number of XM Radio shares equivalent to the principal of the note plus any accrued interest thereon. The Company determined the embedded call options in the notes, which permitted Rare Medium to convert the borrowings into shares of XM Radio, to be derivatives which were accounted for in accordance with SFAS No. 133 and accordingly recorded a gain in the amount of $1.5 million in the third quarter of 2001 related to the Rare Medium note call options. On October 12, 2001, the embedded call options in the Rare Medium notes expired unexercised. The Rare Medium note was cancelled and replaced by a new Rare Medium note in the amount of $19 million as part of the Company's reorganization.

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

Inventory

Inventories, which consist primarily of communication devices and accessories, such as power supplies and documentation kits, are stated at the lower of cost or market. Cost is determined using the weighted average cost method. We periodically assess the market value of our inventory, based on sales trends and forecasts and technological changes and record a charge to current period income when such factors indicate that a reduction to net realizable value is appropriate. We consider both inventory on hand and inventory which we have committed to purchase.

Revenue Recognition

We generate revenue principally through equipment sales and airtime service agreements, and consulting services. In 2000, we adopted Staff Accounting Bulletin No. 101, "Revenue Recognition", issued by the SEC. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. In certain circumstances, SAB 101 requires us to defer the recognition of revenue and costs related to equipment sold as part of a service agreement. Revenue is recognized as follows:

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

Equipment and service sales: We sell equipment to resellers who market our terrestrial product and airtime service to the public. We also sell our product directly to end-users. Revenue from the sale of the equipment as well as the cost of the equipment, are initially deferred and are recognized over a period corresponding to our estimate of customer life of 2 years. Equipment costs are deferred only to the extent of deferred revenue.

Long-lived assets:

In January 2002, we adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires that purchased goodwill and indefinite-lived intangibles no longer be amortized but instead be reviewed for impairment and written down in the periods in which the carrying amount is more than fair value. We had approximately $5.0 million of recorded goodwill as of January 1, 2002. However, as part of our adoption of fresh-start accounting on May 1 2002, our recorded goodwill was reduced to zero.

Motient accounts for its FCC licenses as finite-lived intangibles and amortizes them over a 20-year estimated life. Motient is monitoring a pending FCC rulemaking proposal that may affect its 800 MHz spectrum, and Motient may change its accounting policy for FCC licenses in the future as new information is available.

On August 16, 2001 the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Specifically, this standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and to capitalize the asset retirement cost by increasing the carrying amount of the related long-lived asset. The capitalized cost is then depreciated over the useful life of the related asset and the liability is accreted as an operating expense to the estimated settlement obligation amount. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. We adopted SFAS No. 143 as of its "fresh-start" accounting date of May 1, 2002. This adoption had no material impact on our consolidated financial statements.

On January 1, 2002, we also adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". The statement requires that all long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured on a net realizable value basis and will not include amounts for future operating losses. The statement also broadens the reporting requirements for discontinued operations to include disposal transactions of all components of an entity (rather than segments of a business). Components of an entity include operations and cash flows that can be clearly distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144 had no material impact on the Company's consolidated financial statements.

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

In February, 2002, EITF No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)", was issued to provide guidance on whether consideration paid by a vendor to a reseller should be recorded as expenses or against revenues. We record such consideration as operating expenses. We adopted the provisions of this consensus on January 1, 2002 and it had no material impact on our consolidated financial statements.

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

Effective May 1, 2002, Motient's senior notes were eliminated in exchange for new common stock of Motient. All of Motient's remaining debt obligations are fixed rate obligations. We do not believe that we have any material cash flow exposure due to general interest rate changes on these debt obligations.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our filings and reports under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. Such information is accumulated and communicated to our management, including our principal executive officer (currently our executive vice president, chief financial officer and treasurer) and chief financial officer (or persons performing such functions), as appropriate, to allow timely decisions regarding required disclosure. Our management, including the principal executive officer (currently our executive vice president, chief financial officer and treasurer) and the chief financial officer (or persons performing such functions), recognizes that any set of disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Within 90 days prior to the filing date of this amendment to the quarterly report on Form 10-Q/A, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer (currently our executive vice president, chief financial officer and treasurer), chief financial officer and chief accounting officer (or persons performing such functions), of the effectiveness of our disclosure controls and procedures. Based on this evaluation, we concluded that our disclosure controls and procedures required improvement.

As a result of our evaluation, we have taken a number of steps to improve our disclosure controls and procedures.

     o First, we have established a disclosure committee comprised of senior management and other officers and employees responsible for, or involved in, various aspects of our financial and non-financial reporting and disclosure functions. Although we had not previously established a formal disclosure committee, the functions performed by such committee were formerly carried out by senior management and other personnel who now comprise the disclosure committee.

     o Second, we have instituted regular bi-quarterly meetings to review each department's significant activities and respective disclosure controls and procedures.

     o Third, department managers have to document their own disclosure controls and procedures.

     o Fourth, department managers have been tasked with tracking relevant non-financial operating metrics such as network statistics, headcount and other pertinent operating information. Quarterly reports summarizing this information will be prepared and presented to the disclosure committee and the principal executive officer (currently our executive vice president, chief financial officer and treasurer), chief financial officer and corporate controller.

     o Fifth, department heads prepare weekly activities reviews, which are shared with the members of the disclosure committee as well as the principal executive officer (currently our executive vice president, chief financial officer and treasurer), chief financial officer and corporate controller. These weekly reviews and the bi-quarterly disclosure committee meetings and associated reports are intended to help inform senior management of material developments that affect our business, thereby facilitating consideration of prompt and accurate disclosure.

As a result of these improvements, management believes that its disclosure controls and procedures, though not as mature or as formal as management intends them ultimately to be, are adequate and effective under the circumstances, and that there are no material inaccuracies or omissions in this amendment to the quarterly report on Form 10-Q/A. Any issues that arise out of the disclosure controls and procedures described would ultimately be reviewed by Motient's audit committee.

In addition to the initiatives outlined above, we have taken the following steps to further strengthen our disclosure controls and procedures:

     o We conduct and document quarterly reviews of the effectiveness of our disclosure controls and procedures;

     o We circulate drafts of our public filings and reports for review to key members of the senior management team representing each functional area;

     o In conjunction with the preparation of each quarterly and annual report to be filed with the SEC, each senior vice president and department head is required to complete and execute an internal questionnaire and disclosure certification designed to ensure that all material disclosures are reported.

Internal Controls

During the course of the fiscal 2002 year-end closing process and subsequent audit of the financial statements for the eight month period ended December 31, 2002, our management and our then-current independent auditors, PricewaterhouseCoopers, identified several matters related to internal controls that needed to be addressed. Several of these matters were classified by the auditors as "reportable conditions" in accordance with the standards of the

American Institute of Certified Public Accountants, or AICPA. Reportable conditions involve matters coming to management's or our auditor's attention relating to significant deficiencies in the design or operation of internal control that, in the judgment management and the auditors, could adversely affect our ability to record, process, summarize and report financial data in the financial statements. Our chief technology officer, chief financial officer, chief accounting officer (or persons performing such functions) and audit committee are aware of these conditions and of our responses thereto, and consider them to be significant deficiencies as defined in the applicable literature embodying generally accepted auditing standards, or GAAS. On March 2, 2004, we dismissed PricewaterhouseCoopers as our independent auditors. PricewaterhouseCoopers has not reported on Motient's consolidated financial statements for any fiscal period. On March 2, 2004, we engaged Ehrenkrantz Sterling & Co. LLC as our independent auditors to replace PricewaterhouseCoopers and audit our consolidated financial statements for the period May 1, 2002 to December 31, 2002.

The following factors contributed to the significant deficiencies identified by PricewaterhouseCoopers:

     o Rapid shifts in strategy following our emergence from bankruptcy on May 1, 2002, particularly with respect to a sharply increased focus on cost reduction measures;

     o Significant reductions in workforce following our emergence from bankruptcy and over the course of 2002 and 2003, in particular layoffs of accounting personnel, which significantly reduced the number and experience level of our accounting staff;

     o Turnover at the chief financial officer position during the 2002 audit period and subsequently in March of 2003; and

     o The closure in mid-2003 of our Reston, VA facility, which required a transition of a large number of general and administrative personnel to our Lincolnshire, IL facility.

Set forth below are the significant deficiencies identified by management and PricewaterhouseCoopers, together with a discussion of our corrective actions with respect to such deficiencies through March 15, 2004.

PricewaterhouseCoopers recommended several adjustments to the financial statements for the periods ended April 30, June 30, September 30 and December 31, 2002. During the 2002 audit period, PricewaterhouseCoopers noted several circumstances where our internal controls were not operating effectively. Although these circumstances continued in 2003, management began to address these issues formally in March 2003.

Specifically, PricewaterhouseCoopers noted that:

     o Timely reconciliation of certain accounts between the general ledger and subsidiary ledger, in particular accounts receivable and fixed assets, was not performed;

     o Review of accounts and adjustments by supervisory personnel on monthly cut-off dates, in particular fixed assets clearing accounts, accounts receivable reserve and inventory reserve calculations, was not performed;

     o Cut-off of accounts at balance sheet dates related to accounts payables, accrued expenses and inventories was not achieved; and

     o No formal policy existed to analyze impairment of long-lived assets on a recurring basis.

PricewaterhouseCoopers recommended that management institute a thorough close-out process, including a detailed review of the financial statements, comparing budget to actual and current period to prior period to determine any unusual items. They also recommended that we prepare an accounting policy and procedures manual for all significant transactions to include procedures for revenue recognition, inventory allowances, accounts receivable allowance, and accruals, among other policies.

In response to these comments, we have taken the following actions:

     o In June 2003, we initiated a process of revising, updating and improving our month-end closing process and created a checklist containing appropriate closing procedures.

     o We have increased our efforts to perform monthly account reconciliations on all balance sheet accounts in a timely fashion.

     o Beginning in July 2003, on a monthly basis the corporate controller began reviewing balance sheet account reconciliations.

     o We have implemented and distributed a written credit and collections policy, which includes reserve calculations and write-off requirements.

     o All accounts receivable sub-ledgers are reconciled to the general ledger monthly, and on a monthly basis inventory reports are produced, sub-ledgers are reconciled to the general ledger and the reserve account is analyzed.

     o Since September 2003, the fixed assets clearing account is no longer being used, and all asset additions are reviewed by the corporate controller to determine proper capitalization and balance sheet classification.

     o As of July 2003, all monthly income statement accounts are analyzed by the corporate controller prior to release of the financial statements.

     o We are preparing an accounting policy and procedures manual to include procedures for all significant policies, business practices, and routine and non-routine procedures performed by each functional area. Our goal is to finalize this manual by April 30, 2004.

     o Over the course of the third quarter of 2003, we updated our procedures for the preparation of a monthly financial reporting package to include management's discussion and analysis of results of operations, financial statements, cash and investments reporting and month-to-month variances. Under these procedures, departmental results of operations are also prepared and provided to appropriate department managers on a monthly basis.

In addition to the above, since April 2003 we have reevaluated our staffing levels, reorganized the finance and accounting organization and replaced ten accounting personnel with more experienced accounting personnel, including, among others, a new chief financial officer, chief accounting officer and corporate controller, a manager of revenue assurance and a manager of financial services.

While management has moved expeditiously and committed considerable resources to address the identified internal control deficiencies, management has not been able to fully execute all of the salutary procedures and actions it deems desirable. It will take some additional time to realize all of the benefits of management's initiatives, and we are committed to undertaking ongoing periodic reviews of our internal controls to assess the effectiveness of such controls. We believe the effectiveness of our internal controls is improving and we further believe that the financial statements included in this amendment to quarterly report on Form 10-Q/A are fairly stated in all material respects. However, new deficiencies may be identified in the future. Management expects to continue its efforts to improve internal controls with each passing quarter.

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         Motient filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code on January 10, 2002. The Bankruptcy Court confirmed Motient's plan of reorganization on April 26, 2002, and Motient emerged from bankruptcy on May 1, 2002. For further details regarding this proceeding, please see "Motient's Chapter 11 Filing and Plan of Reorganization" under Note 4 (Liquidity and Financing) of Notes to Consolidated Financial Statements.

         Motient is aware of two lawsuits challenging the previously proposed merger of Motient and Rare Medium Group, Inc. that was terminated. For further details regarding these lawsuits, please see "Legal" under Note 5 (Legal and Regulatory Matters) of Notes to Consolidated Condensed Financial Statements.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.

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

         On May 2, 2002, the Company filed a Current Report on Form 8-K, in response to Items 3 and 7, reporting that the Company's Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code had been confirmed by the Bankruptcy Court.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

                             MOTIENT CORPORATION
                             (Registrant)


March 19, 2004               /s/ Christopher W. Downie
                             ---------------------------------------------------
                             Christopher W. Downie
                             Executive Vice President,Chief Financial Officer &
                             Treasurer
                             (principal financial and accounting
                             officer and duly authorized officer to sign
                             on behalf of the registrant)

                                  CERTIFICATION


         The undersigned, in his capacity as the Executive Vice President, Chief Financial Officer and Treasurer of Motient Corporation, and being the principal executive officer and the principal accounting officer, as the case may be, provides the following certifications required by 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


Certification of Executive Vice President, Chief Financial Officer and Treasurer

         I, Christopher W. Downie, hereby certify that:

         1. I have reviewed this amendment to the quarterly report on Form 10-Q/A of Motient Corporation, a Delaware corporation (the "Company");

         2. Based on my knowledge, this amendment to the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amendment to the quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this amendment to the quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this amendment to the quarterly report;

         4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Company and have:

         (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amendment to the quarterly report is being prepared;

         (b) Evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of a date within 90 days prior to the filing date of this amendment of the quarterly report; and

         (d) Disclosed in this amendment to the quarterly report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and

         5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

         (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.

                                            /s/ Christopher W. Downie
                                            -----------------------------
                                            Christopher W. Downie

                                            Executive Vice President,
                                            Chief Financial Officer and
                                            Treasurer

                                            March 19, 2004


                                  EXHIBIT INDEX

Number            Description

2.1      -        Debtors' Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated February 27, 2002
                  (Incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated March 4, 2002).

3.1      -        Restated Certificate of Incorporation of the Company (as restated effective May 1, 2002) (Incorporated by reference to Exhibit 3.1 of the Company's Amendment No. 2 to Registration Statement on Form 8-A, filed May 1,
                  2002).

3.2      -        Amended and Restated Bylaws of the Company (as amended and restated effective May 1, 2002) (Incorporated by reference to Exhibit 3.2 of the Company's Amendment No. 2 to Registration Statement on Form 8-A, filed May 1,
                  2002).

4.1      -        Specimen of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Company's Amendment No. 2 to Registration Statement on Form 8-A, filed May 1, 2002).

4.2      -        Warrant Agreement between the Registrant and Equiserve Trust
                  Company, N.A., as warrant agent, dated May 1, 2002
                  (Incorporated by reference to Exhibit 4.1 of the Company's
                  Registration Statement on Form 8-A, filed May 1, 2002).

4.2a     -        Specimen of Warrant Certificate of the Company (Incorporated by reference to Exhibit 4.2 of the Company's
                  Registration Statement on Form 8-A, filed May 1, 2002).

10.1     -        Registration  Rights  Agreement  between the Company and Highland  Capital  Management,  L.P.,  and Morgan Stanley
                  Investment  Management,  dated May 1, 2002  (Incorporated by reference to Exhibit 10.1 of the Company's  Quarterly
                  Report on Form 10-Q for the quarter ended March 31, 2002).

10.2*    -        Form of Change of Control Agreement for Officers of the Company (Incorporated by reference to Exhibit 10.2 of the
                  Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.3     -        Senior Indebtedness Note of MVH Holdings Inc., in the amount of $19.0 million issued to Rare Medium Group, Inc., dated May 1, 2002 (Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for
                  the quarter ended March 31, 2002).

10.4     -        Senior Indebtedness Note of MVH Holdings Inc., in the amount of $750,000 issued to Credit Suisse First Boston, dated May 1, 2002 (Incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for
                  the quarter ended March 31, 2002).

10.5     -        Settlement Agreement by and among the Registrant and Rare
                  Medium Group, Inc., dated March 28, 2002 (Incorporated by
                  reference to Exhibit 10.5 of the Company's Quarterly Report on
                  Form 10-Q for the quarter ended March 31, 2002).

31.1     -        Certification Pursuant to Rule 13a-14(a)/15d-14(a), of the Executive Vice President, Chief Financial Officer and
                  Treasurer (principal executive officer) (incorporated by reference to the signature page of this amendment to
                  Quarterly Report on Form 10-Q-A).

31.2     -        Certification Pursuant to Rule 13a-14(a)/15d-14(a), of the
                  Executive Vice President, Chief Financial Officer and
                  Treasurer (incorporated by reference to the signature page of this amendment to Quarterly Report on Form 10-Q-A).

32.1     -        Certification Pursuant to 18 U.S.C.  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
                  of 2002, of the of the Executive Vice President, Chief Financial Officer and Treasurer (principal executive officer)  (incorporated by reference to Exhibit 99.1 filed herewith).


32.2     -        Certification Pursuant to 18 U.S.C.  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
                  of 2002, of the Executive Vice President, Chief Financial Officer and Treasurer (incorporated by reference to
                  Exhibit 99.1  filed herewith).


91.1     -        Written Statement of the Executive Vice President, Chief Financial Officer and Treasurer (principal executive officer) Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)


99.2     -        Written Statement of the Executive Vice President, Chief Financial Officer and Treasurer Pursuant to Section 906
                  of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (incorporated by reference to Exhibit 99.1 filed herewith)

------------------------------------
*Management contract or compensatory plan or arrangement.