Form 10-Q
period 2002-06-30
MOTIENT CORP
filed 2004-03-22
CIK 913665

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------


                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                           Commission File No. 0-23044
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

                                 ---------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No[ X]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No[X]

Number of shares of common stock outstanding at March 10, 2004: 25,245,777

                                Introductory Note

This quarterly report on Form 10-Q relates to the quarter ended June 30, 2002. We did not file a report on Form 10-Q for this period previously because we have only recently completed our financial statements for this period.

As previously disclosed in our current reports on Form 8-K dated August 19, 2002, November 14, 2002, March 14, 2003, August 6, 2003, November 4, 2003 and
February 12, 2004, we were not able to complete our financial statements for the year ended December 31, 2002 and for the quarters ended June 30, 2002 and September 30, 2002 until we resolved the appropriate accounting treatment with respect to certain transactions that occurred in 2000 and 2001. We initiated a review of the appropriate accounting treatment for these transactions following the appointment of PricewaterhouseCoopers LLP, or PricewaterhouseCoopers, as our independent auditors in July 2002. The transactions in question involved the formation of and certain transactions with Mobile Satellite Ventures LP, or MSV, in 2000 and 2001 and the sale of certain of our transportation assets to Aether Systems, Inc. in 2000.

In November 2002, we initiated a process to seek the concurrence of the staff of the Securities and Exchange Commission with respect to our conclusions of the appropriate accounting for these matters. This process was completed in March 2003. The staff of the SEC did not object to certain aspects of our prior accounting with respect to the MSV and Aether transactions, but did object to other aspects of our prior accounting for these transactions. For a description of the material differences between our original accounting treatment with respect to the MSV and Aether transactions and the revised accounting treatment that we concluded is appropriate as a result of this process, please see our current report on Form 8-K dated March 14, 2003.

On March 2, 2004, we dismissed PricewaterhouseCoopers as our independent auditors effective immediately. The audit committee of Motient's board of directors approved the dismissal of PricewaterhouseCoopers. As noted above, PricewaterhouseCoopers was previously appointed to audit Motient's consolidated financial statements for the period May 1, 2002 to December 31, 2002, and, by its terms, such engagement was to terminate upon the completion of services related to such audit. PricewaterhouseCoopers has not reported on Motient's consolidated financial statements for such period or for any other fiscal period. The audit committee appointed Ehrenkrantz Sterling & Co. LLC to replace PricewaterhouseCoopers to audit Motient's consolidated financial statements for the period ending May 1, 2002 to December 31, 2002. For further details, please see the amendment to our current report on Form 8-K/A, filed with the SEC on March 9, 2004.

We recently completed our financial statements as of and for the three-month and six-month periods ended June 30, 2002, which are included in this report. These financial statements give effect to the accounting treatment with respect to the MSV and Aether transactions that was agreed to be appropriate as a result of the above-described process. In addition, as a result of our reaudit of the years ended December 31, 2000 and 2001 performed by our current independent accounting firm, Ehrenkrantz Sterling & Co. LLC, certain additional financial statement adjustments were proposed and accepted by us for the periods noted above (See
Note 2 of notes to consolidated financial statements). The financial statements provided herein have been restated and have been reviewed by Ehrenkrantz Sterling & Co. LLC (see Note 6 of notes to consolidated financial statements, "Subsequent Events").


Concurrently with the filing of this report, we are also filing our quarterly report on Form 10-Q for the quarter ended September 30, 2002, our annual report on Form 10-K for the year ended December 31, 2002, and an amendment to our quarterly report on Form 10-Q/A for the quarter ended March 31, 2002. Such reports include financial statements that give effect to the accounting treatment with respect to the MSV, Aether transactions and certain additional financial statement adjustments that was agreed to be appropriate as a result of the above-described process. The 2001 comparative financial statements provided herein have been restated and have been reviewed by Ehrenkrantz Sterling & Co. LLC.

There have been a number of significant developments regarding Motient's business, operations, financial condition, liquidity, and outlook subsequent to June 30, 2002. Information regarding such matters is contained in this report in
Note 6 of notes to consolidated financial statements ("Subsequent Events"), as well as in our other reports that are being filed concurrently with this report. We urge you to read our quarterly reports on Form 10-Q for the quarter ended September 30, 2002, the Form 10-Q/A for the quarter ended March 31, 2002 and our annual report on Form 10-K for the year ended December 31, 2002, as well as our reports and filings with the SEC filed after the date hereof, for more information regarding recent developments and current matters.

On January 10, 2002, we filed for protection under Chapter 11 of the Bankruptcy Code. Our Amended Joint Plan of Reorganization was filed with the United States Bankruptcy Court for the Eastern District of Virginia on February 28, 2002. The plan was confirmed on April 26, 2002, and became effective on May 1, 2002. In the consolidated financial statements provided herein, all results for periods prior to May 1, 2002 are referred to as those of the "Predecessor Company" and all results for periods including and subsequent to May 1, 2002 are referred to as those of the "Successor Company". Due to the effects of the "fresh start" accounting, results for the Predecessor Company and the Successor Company are not comparable (See Note 2 of notes to consolidated financial statements).

References in this report to "Motient" and "we" or similar or related terms refer to Motient Corporation and its wholly-owned subsidiaries together, unless the context of such references requires otherwise.



                               MOTIENT CORPORATION
                                    FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 2002

                                TABLE OF CONTENTS

                                                                                                                  PAGE
                                     PART I
                              FINANCIAL INFORMATION

        Item 1. Financial Statements
                Consolidated Statements of Operations for the One and Four Months Ended April 30, 2002              5
                (Predecessor Company), the Two Months Ended June 30, 2002 (Successor Company) and the Three
                and Six Months Ended June 30, 2001 (Predecessor Company)

                Consolidated Balance Sheets as of June 30, 2002 (Successor Company) and December 31, 2001           6
                (Predecessor Company)

                Condensed Consolidated Statements of Cash Flows for the Four Months Ended April 30, 2002            7
                (Predecessor Company), the Two Months Ended June 30, 2002 (Successor Company), and the Six
                Months Ended June 30, 2001 (Predecessor Company)

                Notes to Consolidated Financial Statements                                                          8

        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations              45

        Item 3. Quantitative and Qualitative Disclosures about Market Risk                                         68

        Item 4. Controls and Procedures                                                                            68

                                     PART II
                                OTHER INFORMATION

        Item 1. Legal Proceedings                                                                                  73

        Item 2. Changes in Securities and Use of Proceeds                                                          73

        Item 3. Defaults Upon Senior Securities                                                                    73

        Item 4. Submission of Matters to a Vote of Security Holders                                                74

        Item 6. Exhibits and Reports on Form 8-K                                                                   75


PART I- FINANCIAL INFORMATION


                          Item 1. Financial Statements

                      Motient Corporation and Subsidiaries
                      Consolidated Statements of Operations
                      (in thousands, except per share data)


                                                                                        (Restated)                       (Restated)
                                                       Successor      Predecessor      Predecessor      Predecessor     Predecessor
                                                        Company        Company           Company          Company          Company
                                                       Two Months      One Month       Three Months     Four Months      Six Months
                                                      Ended June 30, Ended April 30,  Ended June 30,  Ended April 30, Ended June 30,
                                                           2002           2002             2001             2002            2001
                                                           ----           ----             ----             ----            ----
                                                       (Unaudited)    (Unaudited)     (Unaudited)        (Audited)      (Unaudited)
REVENUES
   Services and related revenue                          $8,586         $4,342          $18,499          $16,809         $35,663
   Sales of equipment                                       133          1,348            4,142            5,564           9,542
                                                            ---          -----            -----            -----           -----

       Total revenues                                     8,719          5,690           22,641           22,373          45,205
                                                          -----          -----           ------           ------          ------

COSTS AND EXPENSES

   Cost of services and operations (exclusive of         10,126          6,577           19,512           21,909          37,762
       depreciation and amortization below)
   Cost of equipment sold (exclusive of depreciation        820          1,446            9,700            5,980          15,634
       and amortization below)
   Sales and advertising                                  1,409          1,001            4,943            4,287          13,461
   General and administrative                             3,333            608            4,842            4,130          11,813
   Restructuring charges                                     --             --               --              584              --
   Depreciation and amortization                          4,108          1,726            8,835            6,913          17,385
                                                          -----          -----            -----            -----          ------

       Operating loss                                   (11,077)        (5,668)         (25,191)         (21,430)        (50,850)
                                                         ------         ------          -------          -------         -------

   Interest expense, net                                   (408)          (111)         (14,553)          (1,850)        (29,430)
    Interest and other income, net                           15            312               --            1,270              --
    Gain (loss) on disposal of assets                        --           (571)              --             (591)           (407)
    Gain (loss) on sale on transportation assets             --            372              (26)             372            (525)
    Loss on Rare Medium Note call option                     --             --          (13,800)              --         (13,800)
    Loss on extinguishment of debt                           --             --             (892)              --          (1,925)
    Equity in loss of XM Radio and Mobile Satellite
    Ventures                                             (1,540)          (595)         (10,855)          (1,909)        (23,327)
                                                         ------           ----          -------           ------         -------
    (Loss) income before reorganization items:          (13,010)        (6,261)         (65,317)         (24,138)       (120,264)
                                                        -------         ------          -------          -------        --------

    Reorganization items:
         Costs associated with debt restructuring            --         (4,771)              --          (22,324)             --
         Gain on extinguishment of debt                      --        183,725               --          183,725
         Gain on fair market adjustment of assets            --         94,715               --           94,715              --
                                                        -------         ------          -------           ------         -------

    (Loss) income before income taxes                  $(13,010)      $267,408         $(65,317)        $231,978       $(120,264)
                                                       --------       --------          -------         --------         -------

    Income tax provision                                     --             --               --               --              --
                                                        -------        -------          -------          -------         -------

   Net (loss) Income                                   $(13,010)      $267,408         $(65,317)        $231,978       $(120,264)
                                                       ========       ========         ========         ========       =========

Basic and diluted (loss) income per share of
   common stock:
   Net (loss) Income, basic and diluted                  $(0.52)         $4.58           $(1.32)           $3.98          $(2.42)
                                                        =======          =====          =======            =====          =======

Weighted-Average Common Shares Outstanding - basic       25,097         58,366           49,654           58,251          49,647
and diluted                                              ======         ======           ======           ======          ======



  The accompanying notes are an integral part of these consolidated financial statements.

                      Motient Corporation and Subsidiaries
                           Consolidated Balance Sheets
                 (in thousands, except share and per share data)


                                                                                                           (Restated)
                                                                                      Successor           Predecessor
                                                                                       Company              Company
                                                                                    June 30, 2002       December 31, 2001
        ASSETS                                                                       (Unaudited)            (audited)

        CURRENT ASSETS:
           Cash and cash equivalents                                                      $9,608          $33,387
           Short-term investments                                                            180               --
           Accounts receivable-trade, net of allowance for doubtful
           accounts of 1,689 at June 30, 2002 and $964 at December 31, 2001                8,524           11,491
           Inventory                                                                       1,703            6,027
           Due from Mobile Satellite Ventures, net                                           475              521
           Deferred equipment costs                                                          878           13,662
           Other current assets                                                            9,758           16,566
                                                                                           -----           ------
              Total current assets                                                        31,126           81,654
                                                                                          ------           ------

        PROPERTY AND EQUIPMENT, net                                                       54,031           64,001
        FCC LICENSES AND OTHER INTANGIBLES, net                                          101,043           46,650
        GOODWILL                                                                              --            4,981
        INVESTMENT IN AND NOTES RECEIVABLE FROM MSV                                       52,316           30,126
        DEFERRED CHARGES AND OTHER ASSETS                                                  2,249           13,053
                                                                                      ----------           ------
              Total assets                                                              $240,765         $240,465
                                                                                        ========         ========

        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

        CURRENT LIABILITIES:
           Accounts payable and accrued expenses                                          13,433           50,274
           Deferred revenue and other current liabilities                                  4,606           25,716
           Senior Notes, net of discount                                                      --          329,371
           Rare Medium note payable                                                           --           26,910
           Vendor financing commitment, current                                              655               --
           Obligations under capital leases, current                                       4,191            8,691
                                                                                           -----            -----
              Total current liabilities                                                   22,885          440,962
                                                                                          ------          -------

        LONG-TERM LIABILITIES
           Capital lease obligations, net of current portion                               2,840              257
           Vendor financing commitment, net of current portion                             2,661            3,316
           Notes payable, including accrued interest thereon                              20,047               --
           Other long-term liabilities                                                     4,200           27,079
                                                                                           -----           ------
              Total long-term liabilities                                                 29,748           30,652
                                                                                          ------           ------
              Total liabilities                                                           52,633          471,614
                                                                                          ------          -------

        STOCKHOLDERS' EQUITY (DEFICIT):
        Preferred Stock; par value $0.01; authorized 5,000,000 shares at June
        30, 2002; authorized 200,000 shares at December 31, 2001; no shares issued or outstanding at June
        30, 2002 or December 31, 2001                                                         --               --
        Common Stock; voting, par value $0.01; 100,000,000 shares
          authorized and 25,097,256 shares issued and outstanding at June 30,
          2002; 150,000,000 shares authorized and 55,717,257 shares issued and
          outstanding at December 31, 2001                                                   251              557
        Additional paid-in capital                                                       197,814          988,355
        Deferred stock compensation                                                           --             (433)
        Common stock purchase warrants                                                     3,077           93,730
        Accumulated deficit                                                              (13,010)      (1,313,358)
                                                                                        --------       ----------
        STOCKHOLDERS' EQUITY (DEFICIT)                                                   188,132         (231,149)
                                                                                         -------         --------
        Total liabilities and stockholders' equity (deficit)                            $240,765         $240,465
                                                                                        ========         ========

        The accompanying notes are an integral part of these consolidated financial statements.



                      Motient Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)


                                                                                                              (Restated)
                                                                        Successor           Predecessor      Predecessor
                                                                         Company             Company           Company
                                                                       Two Months          Four Months        Six Months
                                                                     Ended June 30,       Ended April 30,   Ended June 30,
                                                                           2002                 2002              2001
                                                                       (Unaudited)           (audited)         (Unaudited)

        CASH FLOWS FROM OPERATING ACTIVITIES:
                 Net cash used in operating activities                   (6,803)             (14,546)          (55,596)
                                                                         -------             -------          --------

        CASH FLOWS FROM INVESTING ACTIVITIES:
                 Purchase of short-term and restricted investments         (180)                  --               (32)
                 Proceeds from the sale of transportation assets             --                  372                --
                 Proceeds from the sale of XM Radio stock                    --                   --            33,539
                 Receipt of Senior Note interest from escrow                 --                   --            20,503
                 Additions to property and equipment                       (228)                (494)           (6,202)
                                                                           ----                 ----            ------
                 Net cash (used in) provided by investing activities       (408)                (122)           47,808
                                                                           -----               -----            ------

        CASH FLOWS FROM FINANCING ACTIVITIES:
                 Proceeds from issuance of equity securities                 --                   17               259
                 Principal payments under capital leases                   (644)              (1,273)           (3,350)
                 Principal payments under Vendor Financing                   --                   --            (2,132)
                 Repayment of Bank Financing                                 --                   --           (14,625)
                 Proceeds from Bank Financing                                --                   --             6,000
                 Proceeds from Rare Medium Note                              --                   --            25,000
                 Debt issuance costs                                         --                   --              (567)
                                                                          -----               ------           -------
        Net cash (used in) provided by financing activities                (644)              (1,256)           10,585
                                                                          -----              -------           -------

        Net (decrease) increase in cash and cash equivalents             (7,855)             (15,924)            2,797
        CASH AND CASH EQUIVALENTS, beginning of period                   17,463               33,387             2,520
                                                                         ------             --------            ------

        CASH AND CASH EQUIVALENTS, end of period                         $9,608              $17,463            $5,317
                                                                         ======              =======            ======


        The accompanying notes are an integral part of these consolidated financial statements.

                      MOTIENT CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)

1.  ORGANIZATION AND BUSINESS

Motient Corporation (with its subsidiaries, "Motient" or the "Company") provides two-way mobile communications services principally to business-to-business customers and enterprises. Motient serves a variety of markets including mobile professionals, telemetry, transportation, and field service. Motient provides its eLinksm brand two-way wireless email services to customers accessing email through corporate servers, Internet Service Providers, Mail Service Provider accounts, and paging network service providers. Motient also offers BlackBerry TM by Motient, a wireless email solution developed by Research In Motion ("RIM") and licensed to operate on Motient's network. BlackBerry TM by Motient is designed for large corporate accounts operating in a Microsoft Exchange or Lotus Notes environment. The Company considers the two-way mobile communications service described in this paragraph to be its core wireless business.

Motient presently has six wholly-owned subsidiaries. Motient had a 25.5% interest (on a fully-diluted basis) in MSV as of June 30, 2002. For further details regarding Motient's interest in MSV, please see Note 6 ("Subsequent Events -- Developments Relating to MSV"). Motient Communications Inc. ("Motient Communications") owns the assets comprising Motient's core wireless business, except for Motient's Federal Communication Commission ("FCC") licenses, which are held in a separate subsidiary, Motient License Inc. ("Motient License"). Motient License was formed on March 16, 2004, as part of Motient's amendment of its credit facility, as a special purpose wholly-owned subsidiary of Motient Communications and holds all of the FCC licenses formerly held by Motient Communications. A pledge of the stock of Motient License, along with the other assets of Motient Communications, secures borrowings under the term credit facility, and a pledge of the stock of Motient License secures, on a second priority basis, borrowings under the Company's vendor financing facility with Motorola. For further details regarding the formation of Motient License, please see "Subsequent Events - $12.5 Million Term Credit Facility". Motient's other four subsidiaries hold no material operating assets other than the stock of other subsidiaries and Motient's interests in MSV. On a consolidated basis, we refer to Motient Corporation and its six wholly-owned subsidiaries as "Motient."

Motient is devoting its efforts to expanding its core wireless business, while also focusing on cost-cutting efforts. These efforts involve substantial risk. Future operating results will be subject to significant business, economic, regulatory, technical, and competitive uncertainties and contingencies. Depending on their extent and timing, these factors, individually or in the aggregate, could have an adverse effect on the Company's financial condition and future results of operations. In recent periods, certain factors have placed significant pressures on Motient's financial condition and liquidity position. These factors also restrained Motient's ability to accelerate revenue growth at the pace required to enable it to generate cash in excess of its operating expenses. These factors include competition from other wireless data suppliers and other wireless communications providers with greater resources, cash constraints that have limited Motient's ability to generate greater demand, unanticipated technological and development delays and general economic factors. Motient's results in recent periods, including the period covered by this report, have also been hindered by the downturn in the economy and capital markets. These factors contributed to the Company's decision in January 2002 to file a voluntary petition for reorganization under Chapter 11 of the United States Federal Bankruptcy Code. Motient's plan of reorganization was confirmed on April 26, 2002 and became effective on May 1, 2002. See Note 2 ("Significant Accounting Policies -- Motient's Chapter 11 Filing and Plan of Reorganization and "Fresh-Start" Accounting") below.

For a discussion of certain significant recent developments and trends in Motient's business after the end of the period covered by this report, please see Note 6 ("Subsequent Events"). The 2001 financial results and the 2002 financial results for the period January 1, 2002 to April 30, 2002 are herein referred to as "Predecessor Company" results and the financial results for the period May 1, 2002 to June 30, 2002 included herein are referred to as "Successor Company" results.

XM Radio

Throughout 2001, Motient disposed of its equity interest in XM Satellite Radio Holdings Inc. ("XM Radio"), a public company, and as of November 19, 2001, did not hold any interest in XM Radio. For the period from January 1, 2001 through November 19, 2001, the Company accounted for its investment in XM Radio pursuant to the equity method of accounting. For the six months ended June 30, 2001, the Company recorded proceeds of approximately $33.5 million from the sale in 2001 of two million shares of its XM Radio stock. For the three-months and six-months ended June 30, 2001, the Company recorded equity in losses of XM Radio of $10.9 million and $23.3 million, respectively.

Mobile Satellite Ventures LP

On June 29, 2000, the Company formed a joint venture subsidiary, Mobile Satellite Ventures LP (formerly known as Mobile Satellite Ventures LLC) ("MSV"), in which it owned, until November 26, 2001, 80% of the membership interests, in order to conduct research and development activities. In June 2000, the remaining 20% interests in MSV were purchased by three investors unrelated to Motient for an aggregate purchase price of $50 million. Of the $50 million payment received by MSV, $6.0 million was retained by MSV to fund certain research and development activities, $24 million was paid to Motient Services Inc. ("Motient Services"), which owned Motient's satellite and related assets, as a deposit on the purchase of the satellite assets, and $20 million was paid to Motient Services for the use of the satellite and frequency under a research and development agreement.

The minority investors had certain participating rights which provided for their participation in certain business decisions that were made in the normal course of business; therefore, in accordance with EITF No 96-16, "Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights", the Company's investment in MSV has been recorded for all periods presented in the consolidated financial statements pursuant to the equity method of accounting.

On November 26, 2001, Motient sold the assets comprising its satellite communications business to MSV, as part of a transaction in which certain other parties joined MSV, including TMI Communications and Company Limited Partnership ("TMI"), a Canadian satellite services provider. In consideration for its satellite business assets, Motient received the following: (i) a $24 million cash payment in June 2000, (ii) a $41 million cash payment paid at closing on November 26, 2001, net of $4 million retained by MSV to fund the Company's future sublease obligations to MSV for rent and utilities, through August 2003, and (iii) a five-year $15 million note. In this transaction, TMI also contributed its satellite communications business assets to MSV. In addition, Motient purchased a $2.5 million convertible note issued by MSV, and certain other investors, including a subsidiary of Rare Medium Group, Inc. ("Rare Medium"), purchased a total of $52.5 million of convertible notes. The Company realized a gain of approximately $29.8 million on the sale of its net assets; however, 48% of the gain, or $14.3 million, was deferred and will be recognized over five years. Under SAB No. 51, Motient also recorded a write-up in its investment in MSV of $12.7 million as a result of TMI's contribution of its satellite business to MSV. Given the early-stage nature of MSV's operations, this write-up was recorded directly to additional paid-in-capital.

As part of the November 2001 transaction, the Company had no prior basis in its investment in MSV and had not recorded any prior equity method losses associated with its investment in MSV. In November 2001, when the asset sale was consummated, Motient and MSV amended the asset purchase agreement, with Motient agreeing to take a $15 million note as part of the consideration for the sale of the assets to MSV. When Motient agreed to take the $15 million note, it recorded its share of the MSV losses that had not been previously recognized by Motient ($17.5 million), having the affect of completely writing off the notes receivable in 2001. As part of Motient's restatement (see Note 2, "Significant Accounting Policies -- Restatement of Financial Statements"), Motient has determined that it should not have recorded any suspended losses of MSV, since those losses would have been absorbed by certain of the senior equity holders in MSV. As a result, Motient has concluded that it should not have written off its portion ($17.5 million) of the prior MSV losses against the value of the notes in 2001.

MSV has also filed a separate application with the FCC with respect to MSV's plans for a new generation satellite system utilizing ancillary terrestrial base stations. For further information on the FCC approval process, see Note 6 ("Subsequent Events").

The Company's $15 million note from MSV is subject to prepayment in certain circumstances where MSV receives cash proceeds from equity, debt or asset sale transactions. There can be no assurance that any such transactions will occur, nor can there be any assurance regarding the timing of such events. Any additional investment in MSV and any related repayment of the $15.0 million note may not occur before Motient needs the funds from the repayment of such note. In addition, 25% of the proceeds of any repayment of the $15.0 million note from MSV must be allocated to prepay pro-rata both the Rare Medium and CSFB notes. The allocation of the 25% of the proceeds will be made in accordance with Rare Medium's and CSFB's relative outstanding balance at the time of prepayment. If not repaid earlier, the $15.0 million note from MSV, including accrued interest thereon, becomes due and payable on November 25, 2006; however, there can be no assurance that MSV would have the ability, at that time, to pay the amounts due under the note. Motient has recorded the $15.0 million note receivable from MSV, plus accrued interest thereon at its fair market value, estimated to be approximately $13.0 million at the May 1, 2002 "fresh-start" accounting date, after giving effect to discounted future cash flows at market interest rates.

In November 2003, Motient engaged Communication Technology Advisors LLC ("CTA"), to perform a valuation of its equity interests in MSV as of December 31, 2002. Concurrent with CTA's valuation, Motient reduced the book value of its equity interest in MSV from $54 million (inclusive of Motient's $2.5 million convertible note from MSV) to $41 million as of May 1, 2002 to reflect certain preference rights on liquidation of certain classes of equity holders in MSV. Including its note receivable from MSV ($13 million carrying value at May 1, 2002), the book value of Motient's aggregate interest in MSV as of May 1, 2002 was reduced from $67 million to $53.9 million.

As of June 30, 2002, the Company had an ownership percentage, on an undiluted basis, of approximately 48% of the common and preferred units of MSV, and approximately 55% of the common units. Assuming that all of MSV's outstanding convertible notes are converted into limited partnership units of MSV, as of June 30, 2002 Motient had a 33.3% partnership interest in MSV on an "as converted" basis giving effect to the conversion of all outstanding convertible notes of MSV, and 25.5% on a fully-diluted basis, assuming certain other investors exercise their right to make additional investment in MSV as a result of the FCC ATC application process.

For a discussion of certain recent developments regarding MSV, please see Note 6 ("Subsequent Events").

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared by the Company and are unaudited. The results of operations for the one month and four months ended April 30, 2002, and the two months ended June 30, 2002, are not necessarily indicative of the results to be expected for any future period or for the full fiscal year. In the opinion of management, all adjustments (consisting of normal recurring adjustments unless otherwise indicated) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2002, and for all periods presented have been made. Footnote disclosure has been condensed or omitted as permitted in interim financial statements.

Motient's Chapter 11 Filing and Plan of Reorganization and "Fresh-Start" Accounting

On January 10, 2002, the Company filed for protection under Chapter 11 of the Bankruptcy Code. The Company's Amended Joint Plan of Reorganization was filed with the United States Bankruptcy Court for the Eastern District of Virginia on February 28, 2002. The cases were jointly administered under the case name "In Re Motient Corporation, et. al.," Case No. 02-80125. The Company's Plan of Reorganization was confirmed on April 26, 2002 and the Company's emergence from bankruptcy became effective on May 1, 2002 (the "Effective Date"). The Company adopted "fresh start" accounting as of May 1, 2002 in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code". The Company determined that its selection of May 1, 2002 versus April 26, 2002 for the "fresh start" date was more convenient for financial reporting purposes and that the results for the period from April 26, 2002 to May 1, 2002 were immaterial to the consolidated financial statements. All results for periods prior to the Effective Date are referred to as those of the "Predecessor Company" and all results for periods including and subsequent to the Effective Date are referred to as those of the "Successor Company".

In accordance with SOP No. 90-7, the reorganized value of the Company was allocated to the Company's assets based on procedures specified by Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". Each liability existing at the plan confirmation date, other than deferred taxes, was stated at the present value of the amounts to be paid at appropriate market rates. It was determined that the Company's reorganization value computed immediately before the Effective Date was $234 million. Subsequent to the determination of this value, the Company determined that the reorganization value ascribed to MSV did not reflect certain preference rights on liquidation available to certain equity holders in MSV. Therefore, the reorganization value of MSV was reduced by $13 million and the Company's reorganization value was reduced to $221 million. The Company adopted "fresh-start" accounting because holders of existing voting shares immediately before filing and confirmation of the plan received less than 50% of the voting shares of the emerging entity and its reorganization value is less than its postpetition liabilities and allowed claims, as shown below:

                Postpetition current liabilities                                         $49.9 million
                Liabilities deferred pursuant to Chapter 11 Proceedings                  401.1 million
                                                                                         -------------
                Total postpetition liabilities and allowed claims                        451.0 million
                Reorganization value                                                    (221.0 million)
                                                                                       ----------------
                Excess of liabilities over reorganization value                        $(230.0 million)
                                                                                       ================


The reorganization value of Motient was determined by considering of several factors and by reliance on various valuation methods. For the valuation of the core wireless business, consideration was given to discounted cash flows and price/earnings and other applicable ratios, a liquidation value analysis, comparable company trading multiples and comparable acquisition multiple analysis. The factors considered by Motient included the following:

     o Forecasted operating cash flow results which gave effect to the estimated impact of limitations on the use of available net operating loss carryovers and other tax attributes resulting from the Plan of Reorganization and other events,
     o The discounted residual value at the end of the forecast period based on the capitalized cash flows for the last year of that period,
     o    Market share and position,
     o    Competition and general economic considerations,
     o    Projected sales growth, and
     o    Working capital requirements.

For the valuation of the Company's investment in MSV, consideration was given to the valuation of MSV's equity reflected by recent arms-length investments in MSV, subsequently adjusted as discussed above.

After consideration of the Company's debt capacity, and after extensive negotiations among parties in interest, it was agreed that Motient's reorganization capital structure should be as follows:


                                 Notes payable to Rare Medium and CSFB                  $19.8 million
                                 Shareholders' Equity                                   201.2 million
                                                                                        -------------
                                                                                       $221.0 million
                                                                                       ==============

The Company allocated the $221.0 million reorganization value among its net assets based upon its current estimates of the fair value of its assets. In the case of current assets, with the exception of inventory, the Company concluded that their carrying values approximated fair values. The values of the Company's frequencies and its investment in and note receivable from MSV were based on independent analyses presented to the bankruptcy court and subsequently adjusted as discussed above. The value of the Company's fixed assets was based upon a valuation of the Company's software and estimates of replacement cost for network and other equipment, for which the Company believes that its recent purchases represent a valid data point. The value of the Company's other intangible assets was based on third party valuations as of May 1, 2002.

In February 2003, the Company engaged a financial advisory firm to prepare a valuation of software and customer intangibles. Software and customer intangibles were not taken into consideration when the original fresh-start balance sheet was determined at May 1, 2002. The changes for the software and customer contracts are reflected below and in the financial statements and notes herein.

The effect of the plan of reorganization and application of "fresh-start" accounting on the Predecessor Company's balance sheet as of April 30, 2002, is as follows:


                                                                    Debt
                                                                  Discharge
                                                Preconfirmation      and                               Reorganized
                                                  Predecessor      Exchange         Fresh Start         Successor
(in thousands)                                     Company(j)      of Stock        Adjustments          Company
                                                   ----------      --------        -----------          -------
Assets:
Current assets
  Cash                                                $17,463                                              $17,463
  Receivables                                          10,121                                               10,121
  Inventory                                             8,194                         (4,352)                 3,842
  Deferred equipment costs                             11,766                        (11,766)       (e)         --
  Other current assets                                 11,443                                               11,443
                                                       ------                         ------                ------
     Total current assets                              58,987                        (16,118)               42,869
Property and equipment                                 58,031                         (1,553)       (i)     56,478
FCC Licenses and other intangibles                     45,610                         56,866     (f)(i)    102,476
Goodwill                                                4,981                         (4,981)       (i)         --
Investment in and notes receivable
  from MSV                                             27,262                         26,593        (i)     53,855
Other long-term assets                                  2,864                         (1,141)       (e)      1,723
                                                        -----                        -------                 -----
    Total Assets                                     $197,735                        $59,666              $257,401
                                                     ========                        =======              ========

Liabilities & Stockholders' (Deficit) Equity
Liabilities Not Subject to Compromise:
Current liabilities:
   Current maturities of
      capital leases                                   $4,096                                               $4,096
   Accounts payable - trade                             1,625                                                1,625
   Vendor financing                                       655                                                  655
   Accrued expenses                                    15,727                                               15,727

                                                                                                    (g)
   Deferred revenue                                    23,284                        (18,913)       (e)      4,371
                                                       ------                         ------                 -----
                                                       45,387                        (18,913)               26,474
  Long term liabilities:
    Vendor financing                                    2,661                                                2,661
    Capital lease obligation                            3,579                                                3,579
    Deferred revenue                                   19,931                        (16,136)    (e)(g)      3,795


Liabilities Subject to Compromise:
   Prepetition liabilities                              8,785        (8,785)   (a)                              --
   Senior note, including
      accrued interest thereon                        367,673       (367,67)   (b)                              --
   Rare Medium Note, including
     accrued interest thereon                          27,030       (27,030)   (c)                              --
                                                       ------       -------                               --------
                                                      403,488      (403,488)                                   --
Rare Medium and CSFB Notes                                 --        19,750  (a)(c)                         19,750
                                                      -------        ------                                 ------

   Total liabilities                                  475,046      (383,738)         (35,049)               56,259

Stockholders' (deficit) equity:
    Common stock - old                                    584          (584)   (h)                              --
    Common stock - new                                                  251    (d)                             251
    Additional paid-in capital                        988,531      (988,531)                               197,814
                                                                    197,814) (d)(h)
    Common stock purchase                              93,730       (93,730)   (h)


        warrants - old
    Common stock purchase
        warrants - new                                                3,077    (d)                           3,077

    Deferred stock compensation                          (336)          336    (h)                              --

    Retained (deficit) earnings                    (1,359,820)    1,359,820           94,715                    --
                                                    ---------      (183,725)          ------              --------
                                                                    (94,715) (d)(h)
                                                                    183,725    (h)
                                                                    -------     -

Stockholders' Equity (Deficit)                       (277,311)      383,738           94,715               201,142
                                                      -------       -------           ------               -------
Total Liabilities & Stockholders' Equity
(Deficit)                                            $197,735      $      -          $59,666              $257,401
                                                     ========      ========          =======              ========

(a)  Represents the cancellation of the following liabilities:

              i.       Amounts due to Boeing                                $1,533
              ii.      Amounts due to CSFB                                   2,000
              iii.     Amounts due to JP Morgan Chase                        1,550
              iv.      Amounts due to Evercore Partners LP ("Evercore")      1,948
              v.       Amounts due to the FCC                                1,003
              vi.      Other amounts                                           751
                                                                          --------
                                                                            $8,785


              Liabilities were cancelled in exchange for the following:
                    a.   97,256 shares of new Motient common stock,
                    b.   a note to CSFB in the amount of $750 and
                    c. a warrant to Evercore Partners to purchase 343,450 shares of new Motient common stock, and
                    d.   a note to Rare Medium in the amount of $19,000.

(b) Represents the cancellation of the senior notes in the amount of $367,673, including interest threron, in exchange for 25,000,000 shares of new Motient common stock. Certain of the Company's other creditors received an aggregate of 97,256 shares of the Company's common stock in settlement for amounts owed to them.

(c) Represents the cancellation of $27,030 of notes due to Rare Medium, including accrued interest thereon, in exchange for a new note in the amount of $19,000. The Company also issued CSFB a note in the principal amount of $750 for certain investment banking services.

(d)  Represents the issuance of the following:
          i.   25,097,256 shares of new Motient common stock.
          ii. warrants to the holders of pre-reorganization common stock to purchase an aggregate of approximately 1,496,512 shares of common stock, with such warrants being valued at approximately $1,100.
          iii. a warrant to purchase up to 343,450 share of common stock to Evercore, valued at approximately $1,900. The retained earnings adjustment includes the gain on the discharge of debt of $183,725.

(e) Represents the write off of deferred equipment costs of $12,907 and deferred equipment revenue of $12,907 since there is no obligation to provide future service post-"fresh start".
(f) To reflect the step-up in assets in accordance with the reorganization value and valuations performed.
(g) Represents the write off of the deferred gain associated with the Company's sale of its satellite assets to MSV in November 2001 and the write-off of the unamortized balance of the $15,000 perpetual license sold to Aether in November 2000, both of which total approximately $22,142, since there is no obligation to provide future service post-"fresh start".
(h) To record the cancellation of the Company's pre-reorganization equity and to reverse the gain on extinguishment of debt of $183,725 and the gain on fair market adjustment of $94,715.
(i) To record the valuation and resulting increase of customer intangibles of approximately $11,501 and frequencies of $45,365. The reduction of $4,981 is due to a write-off of goodwill. The reduction of property and equipment relates to a subsequent reduction in the carrying value of certain software from $4,942 to $3,389 and the reduction to inventory from $8,194 to $3,842 to its net realizable value.

(j) The balances do not match the balances in the Company's Plan of Reorganization due to subsequent audit adjustments.


Under the Plan of Reorganization, all then-outstanding shares of the Company's pre-reorganization common stock and all unexercised options and warrants to purchase the Company's pre-reorganization common stock were cancelled. The holders of $335 million in senior notes exchanged their notes for 25,000,000 shares of the Company's new common stock. Certain of the Company's other creditors received an aggregate of 97,256 shares of the Company's new common stock in settlement for amounts owed to them. These shares were issued following completion of the bankruptcy claims process; however, the value of these shares has been recorded in the financial statements as if they had been issued on the effective date of the reorganization. Holders of the Company's pre-reorganization common stock received warrants to purchase an aggregate of approximately 1,496,512 shares of common stock. The warrants may be exercised to purchase shares of Motient common stock at a price of $.01 per share, will expire May 1, 2004, or two years after the Effective Date, and will not be exercisable unless and until the average closing price of Motient's common stock over a period of ninety consecutive trading days is equal to or greater than $15.44 per share. All warrants issued to the holders of the Company's pre-reorganization common stock, including those shares held by the Company's 401(k) savings plan, have been recorded in the financial statements as if they had been issued on the effective date of the reorganization. Also, in July 2002, Motient issued to Evercore, financial advisor to the creditors' committee in Motient's reorganization, a warrant to purchase up to 343,450 shares of common stock, at an exercise price of $3.95 per share. The warrant was dated May 1, 2002, and has a term of five years. If the average closing price of Motient's common stock for thirty consecutive trading days is equal to or greater than $20.00, Motient may require Evercore to exercise the warrant, provided the common stock is then trading in an established public market. The value of this warrant has been recorded in the financial statements as if it had been issued on May 1, 2002, given the perfunctory nature of the warrant issuance process related to bankruptcy emergence.

Further details regarding the plan are contained in Motient's Disclosure Statement with respect to the plan, which was filed as Exhibit 99.2 to the Company's current report on Form 8-K dated March 4, 2002.

Restatement of Financial Statements

Subsequent to the issuance of the Company's financial statements for the quarter ended March 31, 2002 and years ended December 31, 2000 and 2001, the Company became aware that certain accounting involving the effects of several complex transactions from these years, including the formation of and transactions with a joint venture, MSV in 2000 and 2001 and the sale of certain of its transportation assets to Aether Systems, Inc. ("Aether") in 2000, required revision. These transactions were described in more detail in Motient's Forms 10-K for the periods ended December 31, 2000 and December 31, 2001, Note 13 of Notes to Consolidated Financial Statements, "Business Acquisitions and Dispositions". In addition, as a result of the Company's re-audit of the years ended December 31, 2001 and 2000 performed by the Company's current independent accounting firm, Ehrenkrantz Sterling & Co. LLC, certain accounting adjustments were proposed and accepted by the Company. A description of these adjustments is provided below.

Summary of Adjustments to Prior Period Financial Statements with respect to MSV and Aether Transactions

The following is a brief description of the material differences between Motient's original accounting treatment with respect to the MSV and Aether transactions and the revised accounting treatment that it has concluded was appropriate and has been reflected in the accompanying financial statements for the respective periods.

Allocation of initial proceeds from MSV formation transactions in June 2000. In the June 2000 transaction with MSV, Motient Services received $44 million from MSV. This amount represented payments due under a research and development agreement, a deposit on the purchase of certain of Motient's assets at a future date, and payment for a right for certain of the investors in MSV to convert their ownership in MSV into shares of common stock of Motient. Since the combined fair value of the three components exceeded $44 million, based on valuations of each component, Motient initially allocated the $44 million of proceeds first to the fair value of the research and development agreement and then the remaining value to the asset deposit and investor conversion option based on their relative fair values. Upon review, Motient has determined to allocate the $44 million of proceeds first to the investor conversion option based on its fair value, with the remainder to the research and development agreement and asset deposit based on their relative fair values. The effect of this reallocation is to increase shareholders' equity at the time of the initial recording by $12 million, as well as to reduce subsequent service revenue by $1.1 million and $2.2 million for the three and six months ended June 30, 2001, respectively, as a result of the lower recorded value allocated to the research and development agreement.

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

Upon review, Motient has determined that it should not have recorded any suspended losses of MSV, since those losses would have been already absorbed by certain of the senior equity holders in MSV. As a result, Motient has concluded that it should not have written off its portion ($17.5 million) of the prior MSV losses against the value of both notes in 2001.

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

Allocation of proceeds from the sale of the transportation business to Aether in November 2000. Motient received approximately $45 million for the sale of its retail transportation business assets to Aether. This consisted of $30 million for the assets, of which $10 million was held in an escrow account that was subsequently released in the fourth quarter of 2001 upon the satisfaction of certain conditions, and $15 million for a perpetual license to use and modify any intellectual property owned by or licensed by Motient in connection with the retail transportation business. In the fourth quarter of 2000, Motient recognized a gain of $8.9 million, which represented the difference between the net book value of the assets sold and the $20 million cash portion of the purchase price for the assets received at closing. Motient recognized an additional $8.3 million gain in the fourth quarter of 2001 when the additional $10 million of proceeds were released from escrow. The $1.7 million difference between the proceeds received and the gain recognized is a result of pricing modifications that were made at the time of the release of the escrow plus certain compensation paid to former employees of the transportation business as a result of the certain performance criteria having been met.

Motient deferred the $15 million perpetual license payment, which was then amortized into revenue over a five-year period, the estimated life of the customer contracts sold to Aether at the time of the transaction. Upon review, Motient has determined that the $15 million in deferred revenue should be recognized over a four year period, which represents the life of a network airtime agreement that Motient entered into with Aether at the time of the closing of the asset sale. The decrease in the amortization period resulted in increased revenue of $188,000 and $376,000 for the three and six months ended June 30, 2001, respectively.

Recognition of costs associated with certain options granted to Motient employees who were subsequently transferred to Aether upon consummation of the sale of the Company's transportation business to Aether in November 2000. Motient valued the vested options based on their fair value at the date of the consummation of the asset sale and recorded that value against the gain on the sale of the assets to Aether. Upon review, the Company has determined to value these vested options as a repricing under the intrinsic value method, with any charge recorded as an operating expense. In addition, for each subsequent quarter for which the unvested options continued to vest, Motient had valued these options on a fair value basis and recorded any adjustment in value as an operating expense. Upon review, Motient has determined that any adjustments in value should have been reflected as an increase or reduction of the gain on the sale of the assets to Aether. The revised accounting resulted in no increases in expenses for the three months ended June 30, 2001 and $1.0 million for the six months ended June 30, 2001.

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

Summary of Impact of the Restatement

The revised accounting treatment described above required that certain adjustments be made to the income statements and balance sheets for the three and six months ended June 30, 2001. The effect of these adjustments is illustrated in the table below. Certain of the adjustments are based on assumptions that we have made about the fair value of certain assets.


                                             Three Months         Six Months
                                            Ended June 30,      Ended June 30,
                                                 2001                2001
                                                 ----                ----
(in thousands)
Statement of operations data
Net Revenue, as previously reported             $23,657             $47,064
   Adjustments                                   (1,016)             (1,859)
As restated                                     $22,641             $45,205

Net Operating Loss, as previously reported      (25,224)            (50,441)
   Adjustments                                       33                (409)
As restated                                     (25,191)            (50,850)

Net Loss, as previously reported                (65,324)           (119,330)
   Adjustments                                        7                (934)
As restated                                     (65,317)           (120,264)

Basic and Fully Diluted Loss Per Share of
Common Stock, as previously reported              (1.32)              (2.40)
   Adjustments                                     0.00               (0.02)
As restated                                       (1.32)              (2.42)

Balance sheet data
------------------
Total Assets, as previously reported            485,682             485,682
   Adjustments                                    1,011               1,011
As restated                                     486,693             486,693

Total Liabilities, as previously reported       599,931             599,931
   Adjustments                                   (6,899)             (6,899)
As restated                                     593,032             593,032

Stockholders' Equity, as previously
reported                                       (114,249)           (114,249)
   Adjustments                                    7,911               7,911
As restated                                    (106,338)           (106,338)

Total Liabilities & Stockholders' Equity,
as previously reported                          485,682             485,682
   Adjustments                                    1,011               1,011
As restated                                    $486,693            $486,693



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

Short-term Investments

The Company considers highly liquid investments with original or remaining maturities at the time of purchase of between three months and one year to be short-term investments.

Inventory

Inventory, which consists primarily of communication devices and accessories, such as power supplies and documentation kits, is stated at the lower of cost or market. Cost is determined using the weighted average cost method. The Company periodically assesses the market value of its inventory, based on sales trends and forecasts and technological changes and records a charge to current period income when such factors indicate that a reduction to net realizable value is appropriate. The Company considers both inventory on hand and inventory which it has committed to purchase, if any.

In April 2002, after assessing its ability to recover the full value of certain components of its inventory associated with a product launched in March 2002 for which the Company had not seen very substantial adoption rates, as well as the Company's adoption of reduced pricing policies for older generation wireless internet products in the second quarter of 2002 in order to incentivize certain customers, the Company recorded inventory write-downs to cost of equipment sold to reduce inventory amounts to its net realizable value, in the amount of $4.4 million in 2002 (pre-May 1, 2002). The Company has no further plans or commitments to purchase any additional older generation inventory. Additionally, the Company recorded a charge in the two-month period ended June 30, 2002 of approximately $0.7 million associated with prepaid license fees of this new product.

Periodically, the Company will offer temporary discounts on equipment sales to customers. The value of this discount is recorded as a cost of sale in the period in which the sale occurs.

The Predecessor Company recorded a charge in the amount of $4.5 million in the six month period ended June 30, 2001, associated with the write down of its inventory to estimated fair value.

Concentrations of Credit Risk

For the four months ended April 30, 2002, five customers accounted for approximately 44% of the Company's service revenue, with two customers, United Parcel Service of America, Inc. ("UPS") and SkyTel Communications, Inc. ("SkyTel"), a subsidiary of MCI WorldCom, Inc., each accounting for more than 10%, and one of those customers, SkyTel, accounting for approximately 10% of the Company's service revenue for the four month period. As of April 30, 2002, Skytel represented 13% of the Company's net accounts receivable, of which 64% was greater than 30 days past due.

For the two months ended June 30, 2002, five customers accounted for approximately 47% of the Company's service revenue, with two of those customers, UPS and SkyTel, each accounting for more than 10%, with SkyTel accounting for approximately 12.4% of the Company's service revenue.

The revenue attributable to such customers varies with the level of network airtime usage consumed by such customers, and none of the service contracts with such customers requires that the customers use any specified quantity of network airtime, nor do such contracts specify any minimum level of revenue. There can be no assurance that the revenue generated from these customers will continue in future periods.

Due to the bankruptcy of WorldCom, as of June 30, 2002 the Company reserved 100% of all amounts then due from Skytel, until such time as the Company determined that the amounts became fully collectible without any right of recourse. In October 2002, the Company received payment from SkyTel of a significant portion of the amount of the Company's pre-petition claim amount. Since the date of WorldCom's Chapter 11 filing, SkyTel has remained current on its obligations under the Company's contract with SkyTel.

Software Development Costs

During 1998, the Company adopted SOP No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Net capitalized internal use software costs are included in property and equipment in the accompanying consolidated balance sheets and are amortized over three years.

Investment in MSV and Note Receivable from MSV

As disclosed in the Company's current report on Form 8-K dated March 14, 2003, the Company has determined that certain adjustments to its historical financial information for 2000, 2001 and 2002 are required to reflect the effects of several complex transactions, including the formation of, and transactions with, MSV. Please see the Company's Form 8-K dated March 14, 2003 for a complete discussion of such adjustments.

The Predecessor Company had no basis in either its $15 million note receivable from MSV or its $2.5 million convertible note receivable from MSV, as the Company had fully written these off in 2001 through the recording of its equity share of losses in MSV. It was determined that Motient should not have recorded any suspended losses of MSV. As a result, it was concluded that Motient should not have written off any prior MSV losses against the value of these notes.

As a result of the application of "fresh-start" accounting and the subsequent modifications described below, the notes and investment in MSV were valued at fair value and the Company recorded an asset in the amount of approximately $53.9 million representing the estimated fair value of its investment in and note receivable from MSV. Included in this investment is the historical cost basis of the Company's common equity ownership of approximately 48% as of May 1, 2002, or approximately $19.3 million. In accordance with the equity method of accounting, we recorded our approximate 48% share of MSV losses against this basis.

Approximately $21.6 million of the $40.9 million value attributed to MSV is the excess of fair value over cost basis and is amortized over the estimated lives of the underlying MSV assets that gave rise to the basis difference. The Company is amortizing this excess basis in accordance with the pro-rata allocation of various components of MSV's intangible assets as determined by MSV through recent independent valuations. Such assets consist of FCC licenses, intellectual property and customer contracts, which are being amortized over a weighted-average life of approximately 12 years.

Additionally, the Company has recorded the $15.0 million note receivable from MSV, plus accrued interest thereon at its fair market value, estimated to be approximately $13.0 million, after giving effect to discounted future cash flows at market interest rates. This note matures in November 2006, but may be fully or partially repaid prior to maturity, subject to certain conditions and priorities with respect to payment of other indebtedness, in certain circumstances involving the consummation of additional investments in MSV.

In November 2003, Motient engaged CTA to perform a valuation of its equity interests in MSV as of December 31, 2002. Concurrent with CTA's valuation, Motient reduced the book value of its equity interest in MSV from $54 million (inclusive of Motient's $2.5 million convertible note from MSV) to $41 million as of May 1, 2002 to reflect certain preference rights on liquidation of certain classes of equity holders in MSV. Including its note receivable from MSV ($13 million at May 1, 2002), the book value of Motient's aggregate interest in MSV as of May 1, 2002 was reduced from $67 million to $53.9 million.

The valuation of Motient's investment in MSV and its note receivable from MSV are ongoing assessments that are, by their nature, judgmental given that MSV is not traded on a public market and is in the process of developing certain next generation technologies, which depend on approval by the FCC. While the financial statements currently assume that there is value in Motient's investment in MSV and that the MSV note is collectible, there is the inherent risk that this assessment will change in the future and Motient will have to write down the value of this investment and note. For information regarding recent developments involving MSV, please see Note 6 ("Subsequent Events").

For the two-month period ended June 30, 2002 and four-month period ended April 30, 2002, MSV had revenues of $4.6 million and $9.0 million, respectively, operating expenses of $3.8 million and $9.3 million, respectively, and a net loss of $3.8 million and $9.2 million, respectively. As discussed earlier, on November 26, 2001, Motient sold the assets comprising its satellite communications business to MSV.

Deferred Taxes

The Company accounts for income taxes under the liability method as required in SFAS No. 109, "Accounting for Income Taxes". Under the liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax laws and rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under this method, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation reserve is established for deferred tax assets if the realization of such benefits cannot be sufficiently assured. The Company has paid no income taxes since inception.

The Company has generated significant net operating losses for tax purposes through June 30, 2002; however, it has had its ability to utilize these losses limited on two occasions as a result of transactions that caused a change of control in accordance with the Internal Revenue Service Code Section 382. Additionally, since the Company has not yet generated taxable income, it believes that its ability to use any remaining net operating losses has been greatly reduced; therefore, the Company has established a valuation allowance for any benefit that would have been available as a result of the Company's net operating losses.

Revenue Recognition

The Company generates revenue principally through equipment sales and airtime service agreements and consulting services. In 2000, the Company adopted Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition", issued by the SEC. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. In certain circumstances, SAB 101 requires the deferral of the recognition of revenue and costs related to equipment sold as part of a service agreement. Revenue is recognized as follows:

Service revenue: Revenues from wireless services are recognized when the services are performed, evidence of an arrangement exists, the fee is fixed and determinable and collectibility is probable. Service discounts and incentives are recorded as a reduction of revenue when granted, or ratably over a contract period. The Company defers any revenue and costs associated with activation of a subscriber on its network over an estimated customer life of two years.

Equipment and service sales: The Company sells equipment to resellers who market its terrestrial product and airtime service to the public, and it also sells its product directly to end-users. Revenue from the sale of the equipment, as well as the cost of the equipment, are initially deferred and are recognized over a period corresponding to the Company's estimated customer life of two years. Equipment costs are deferred only to the extent of deferred revenue.

Property and Equipment

Property and equipment are recorded at cost and depreciated over their useful life using the straight-line method. Assets recorded as capital leases are amortized over the shorter of their useful lives or the term of the lease. The estimated useful lives of office furniture and equipment vary from two to ten years, and the network equipment is depreciated over seven years. The Company has also capitalized certain costs to develop and implement its computerized billing system. These costs are included in property and equipment and are depreciated over three years. Repairs and maintenance do not significantly increase the utility or useful life of an asset and are expensed as incurred.

Research and Development Costs

Research and development costs are expensed as incurred. Such costs include internal research and development activities and expenses associated with external product development agreements.

Advertising Costs

Advertising costs are charged to operations in the year incurred.

Stock-Based Compensation

The Company accounts for employee stock options using the method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Generally, no expense is recognized related to the Company's stock options because the option's exercise price is set at the stock's fair market value on the date the option is granted. In cases where the Company issues shares of restricted stock, the Company will record an expense based on the value of the restricted stock on the measurement date.

In May 2002, the Company's board approved a new employee stock option plan with 2,993,024 authorized shares of common stock, of which options to purchase 2,240,525 shares of the Company's common stock were outstanding at June 30, 2002. See Note 6 ("Subsequent Events"). Options to purchase 5,212,904 shares of the Predecessor Company's stock were outstanding at June 30, 2001. These options were cancelled as part of the Company's reorganization.

A portion of the options granted under the 2002 stock option plan will vest or be rescinded based on Motient's performance. These options are accounted for in accordance with variable plan accounting, which requires that the value of these options be measured at their intrinsic value and any change in that value be charged to the income statement upon the determination that the fulfillment of Company performance criteria is probable. The other options are accounted for as a fixed plan and in accordance with intrinsic value accounting, which requires that the excess of the market price of stock over the exercise price of the options, if any, at the time that both the exercise price and the number of options are known be recorded as deferred compensation and amortized over the option vesting period. As of the date of grant, the option price per share was in excess of the market price; therefore, these options are not deemed to have any value and no expense has been recorded to date.

Comprehensive Income

Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting of Comprehensive Income" requires "comprehensive income" and the components of "other comprehensive income" to be reported in the financial statements. Since the Company does not have any components of "other comprehensive income," reported net income is the same as "comprehensive income" for all periods presented.

Derivatives

In September 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires the recognition of all derivatives as either assets or liabilities measured at fair value, with changes in value reflected as current period income
(loss). The Company adopted SFAS No. 133 as of January 1, 2001, resulting in no material impact upon adoption.

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

Segment Disclosures

In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company had one operating segment: its core wireless business. The Company provides its core wireless business to the continental United States, Alaska, Hawaii, and Puerto Rico. The following summarizes the Company's core wireless business revenue by major market categories:


                            Successor Company                                    Predecessor Company
                            -----------------                                    -------------------
                                                                           (Restated)                              (Restated)
                             Two Months            One Month Ended     Three Months Ended       Four Months      Six Months Ended
                            Ended June 30,             April 30,             June 30,          Ended April 30,        June 30,
                                 2002                    2002                  2001                 2002                2001
                                 ----                    ----                  ----                 ----                ----
Summary of Revenue
(in millions)

Wireless Internet                 $3.4                  $1.5                 $2.4                   $5.6              $4.4
Field services                     3.0                   1.4                  5.1                    5.6              11.0
Transportation                     1.7                   1.1                  4.1                    4.1               8.2
Telemetry                          0.4                   0.2                  0.7                    0.8               1.4
Maritime and other                 0.1                   0.2                  6.2                    0.7              10.7
                                   ---                   ---                  ---                    ---              ----
  Service revenue                  8.6                   4.4                 18.5                   16.8              35.7
  Equipment revenue                0.1                   1.3                  4.1                    5.6               9.5
                                   ---                   ---                  ---                    ---               ---
    Total                         $8.7                 $ 5.7                $22.6                  $22.4             $45.2
                                  =====                =====                =====                  =====             =====


The Company does not measure ultimate profit and loss or track its assets by these market segments.

(Loss) Income Per Share

Basic and diluted (loss) income per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Options and warrants to purchase shares of common stock were not included in the computation of loss per share as the effect would be antidilutive for all periods. As a result, the basic and diluted earnings per share amounts for all periods presented are the same. As of June 30, 2002, there were warrants to acquire approximately 1,839,962 shares of common stock and options outstanding for 2,240,525 shares that were not included in this calculation because of their antidilutive effect for the two months ended June 30, 2002. For the one month and four month periods ended April 30, 2002, all options and warrants had exercise prices in excess of the fair market value of the Company's common stock, and thus options and warrants were not factored into the per share calculation. Options to purchase 5,212,904 shares of the Predecessor Company's stock were outstanding at June 30, 2001. These options were cancelled as part of the Company's reorganization.

New Accounting Pronouncements

In January 2002, the Company adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires that purchased goodwill and indefinite-lived intangibles no longer be amortized but instead be reviewed for impairment and written down in the periods in which the carrying amount is more than fair value. The Company had approximately $5.0 million of recorded goodwill as of January 1, 2002. However, as part of the Company's adoption of fresh-start accounting, the Company's recorded goodwill was reduced to zero.

The Company accounts for its FCC licenses as finite-lived intangibles and amortizes them over a 20-year estimated life. As described in Note 6 ("Subsequent Events"), the Company is monitoring a pending FCC rulemaking proposal that may affect its 800 MHz spectrum, and the Company may change its accounting policy for FCC licenses in the future as new information is available.

The table below reflects the Company's financial results for the specified periods as if it had adopted SFAS No. 142 effective January 1, 2001 and accordingly not amortized its goodwill during 2001.


                                                                           (Restated)
                                                                       Predecessor Company
                                                                       -------------------
                                                                Three Months            Six Months
                                                                Ended June 30,        Ended June 30,
                                                                    2001                   2001
                                                                    ----                   ----
(in thousands)

Net loss, as restated                                              $(65,317)            $(120,264)
Amortization of goodwill                                                 77                   153
                                                                  ---------            ----------
Pro forma net loss, as restated                                    $(65,240)            $(120,111)
                                                                  =========            ==========

Loss per share of common stock, as restated                          $(1.32)               $(2.42)
Amortization of goodwill                                                 --                    --
                                                                      -----                  ----
Pro forma loss per share of common stock, as restated                $(1.32)               $(2.42)
                                                                    =======               =======


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

On January 1, 2002, the Company also adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". The statement requires that all long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured on a net realizable value basis and will not include amounts for future operating losses. The statement also broadens the reporting requirements for discontinued operations to include disposal transactions of all components of an entity (rather than segments of a business). Components of an entity include operations and cash flows that can be clearly distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. In February 2003, the Company engaged an outside valuation expert to value certain of its assets as of December 31, 2002 to test for potential impairment of certain of our long-lived assets under SFAS No. 144. This testing included valuations of software and customer-related intangibles. Based on these tests, no recording of impairment charges was required. The adoption of SFAS No. 144 had no material impact on the Company's consolidated financial statements.

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

In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 rescinded three previously issued statements and amended SFAS No. 13, "Accounting for Leases". The statement provides reporting standards for debt extinguishments and provides accounting standards for certain lease modifications that have economic effects similar to sale-leaseback transactions. The Company adopted SFAS No. 145 as of its "fresh-start" accounting date of May 1, 2002. In accordance with SFAS No. 145, the Company has reclassified all prior period extraordinary losses on extinguishment of debt as ordinary non-operating losses on extinguishment of debt.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. Previous accounting guidance was provided by EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 replaces EITF No. 94-3. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS No. 146 as of January 1, 2003.

In November 2002, the EITF reached consensus on EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables". This consensus requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. The sale of the Company's equipment with related services constitutes a revenue arrangement with multiple deliverables. The Company will be required to adopt the provisions of this consensus for revenue arrangements entered into after June 30, 2003, and the Company has decided to apply it on a prospective basis. Motient does not have any revenue arrangements that would have a material impact on its financial statements with respect to EITF No. 00-21.

In November 2002, the FASB issued FASB Interpretation, or FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. However, a liability does not have to be recognized for a parent's guarantee of its subsidiary's debt to a third party or a subsidiary's guarantee of the debt owed to a third party by either its parent or another subsidiary of that parent. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for financial statements with annual periods ending after December 15, 2002. Motient does not have any guarantees that would require disclosure under FIN No. 45.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure - an Amendment to SFAS No. 123". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 for public companies. This statement is effective for fiscal years beginning after December 15, 2002. The Company will adopt the disclosure requirements of SFAS No. 148 as of January 1, 2003 and plans to continue to follow the provisions of APB Opinion No. 25 for accounting for stock based compensation.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities -- An Interpretation of ARB No. 51," which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 provides guidance related to identifying variable interest entities (previously known generally as special purpose entities, or SPEs) and determining whether such entities should be consolidated. FIN No. 46 must be applied immediately to variable interest entities created or interests in variable interest entities obtained, after January 31, 2003. For those variable interest entities created or interests in variable interest entities obtained on or before January 31, 2003, the guidance in FIN No. 46 must be applied in the first fiscal year or interim period beginning after June 15, 2003. The Company has reviewed the implications that adoption of FIN No. 46 would have on its financial position and results of operations and does not expect it to have a material impact.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies the characteristics of an obligation of the issuer. This standard is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has determined that it does not have any financial instruments that are impacted by SFAS No. 150.

Related Parties

The Company made no payments to related parties in the four-month period ended April 30, 2002 and $125,000 in the two-month period ended June 30, 2002, as compared to $762,000 in the six-month period ended June 30, 2001, for capital assets and service-related obligations. The Company received $200,000 from related parties from MSV for the provision of operating services in the first four months of 2002, and none in the two months ended June 30, 2002, as compared to $564,000 in the first six months of 2001. As of June 30, 2002, the Company had a net due from related parties in the amount of $475,000, as compared to $521,000 as of June 30, 2001.

For the three and six months ended June 30, 2001, the Company recorded revenue from related parties in the amount of $0.7 million and $1.4 million, respectively, related to the MSV satellite capacity agreement. There were no revenues from related parties for the four months ended April 30, 2002 and the two months ended June 30, 2002.

In May 2002, the Company entered into a consulting agreement with CTA under which CTA provided consulting services to the Company. CTA's chairman, Jared E. Abbruzzese, was a director of the Company until June 20, 2003. CTA is a consulting and private advisory firm specializing in the technology and telecommunications sectors. The Company's agreement with CTA had an initial term of three months ending August 15, 2002, and was extended by mutual agreement for several additional terms of two or three months each. For the first three months of the agreement, CTA was paid a flat fee of $60,000 per month. The Company has also agreed to reimburse CTA for CTA's out-of-pocket expenses incurred in connection with rendering services during the term of the agreement. This agreement was modified on January 30, 2004.

CTA had previously acted as the spectrum and technology advisor to the official committee of unsecured creditors in connection with the Company's Chapter 11 case. CTA received a total of $475,000 in fees for such advice and was reimbursed a total of $4,896 for expenses in connection with the rendering of such advice.

Except for the warrant offered to CTA in July 2002 and described in Note 6, "Subsequent Events", neither CTA, nor any of its principals or affiliates is a stockholder of Motient, nor does it hold any debt of Motient (other than indebtedness as a result of consulting fees and expense reimbursement owed to CTA in the ordinary course under the Company's existing agreement with CTA). CTA has informed us that in connection with the conduct of its business in the ordinary course, (i) it routinely advises clients in and appears in restructuring cases involving telecommunications companies throughout the country, and (ii) some of the Company's stockholders and bondholders and/or certain of their respective affiliates or principals, may be considered to be
(A) current clients of CTA in matters unrelated to Motient; (B) former clients of CTA in matters unrelated to Motient; and (C) separate affiliates of clients who are (or were) represented by CTA in matters unrelated to Motient.

See Note 6 ("Subsequent Events") for further discussion of other subsequent related party transactions.

3. LIQUIDITY AND FINANCING

Liquidity and Financing Requirements

In January 2002, the Company and three of its wholly-owned subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code. Motient Ventures Holdings Inc. did not file for Chapter 11 and had no activities during the periods presented. The only asset of this subsidiary is the Company's interest in MSV.

The Company's Plan of Reorganization was confirmed on April 26, 2002 and became effective on May 1, 2002. After confirmation of the Plan, Motient had approximately $30.7 million of debt, comprised of capital leases, notes payable to Rare Medium and CSFB and a vendor financing facility with Motorola, Inc. ("Motorola").

Since emerging from bankruptcy protection in May 2002, the Company has undertaken a number of actions to reduce its operating expenses and cash burn rate. For a description of the Company's significant cost reduction initiatives after the end of the period covered by this report, please see Note 6 ("Subsequent Events").

The Company's liquidity constraints have been exacerbated by weak revenue growth since emerging from bankruptcy protection, due to a number of factors including the weak economy generally and the weak telecommunications and wireless sector specifically, the financial difficulty of several of the Company's key resellers, on whom the Company relies for a majority of its new revenue growth, and the Company's continued limited liquidity which has hindered efforts at demand generation.

In addition to cash generated from operations, the Company holds a $15 million promissory note issued by MSV in November 2001. This note matures in November 2006, but may be fully or partially repaid prior to maturity, subject to certain conditions and priorities with respect to payment of other indebtedness, in certain circumstances involving the consummation of additional investments in MSV. Under the terms of the Company's $19.75 million of notes issued to Rare Medium and CSFB in connection with its Plan of Reorganization, in certain circumstances the Company must use 25% of any proceeds from the repayment of the $15 million note from MSV to repay the Rare Medium and CSFB notes, on a pro-rata basis. For a discussion of certain recent developments regarding MSV, please see
Note 6 ("Subsequent Events"). There can be no assurance that the MSV note will be repaid prior to maturity, or at all.

Subsequent to the end of the period covered by this report, the Company entered into a $12.5 million term credit facility. Please see Note 6 ("Subsequent Events") for a discussion of this facility and related defaults and waivers and the borrowing availability period.

The Company's future financial performance will depend on its ability to continue to reduce and manage operating expenses, as well as its ability to grow revenue. The Company's future financial performance could be negatively affected by unforeseen factors and unplanned expenses.

The Company continues to pursue all potential funding alternatives. Among the alternatives for raising additional funds are the issuances of debt or equity securities, other borrowings under secured or unsecured loan arrangements, and sales of assets. There can be no assurance that additional funds will be available to the Company on acceptable terms or in a timely manner. The Company's new credit facility also has certain terms and conditions, subject to limits and waivers, that restrict the Company's ability to issue additional debt securities and use the proceeds from the sale of assets. There can be no assurance that these restrictions will be waived or reduced to allow the Company to access additional funding.

The Company's projected cash requirements are based on certain assumptions about its business model and projected growth rate, including, specifically, assumed rates of growth in subscriber activations and assumed rates of growth of service revenue. While the Company believes these assumptions are reasonable, these growth rates continue to be difficult to predict and there is no assurance that the actual results that are experienced will meet the assumptions included in the Company's business model and projections. If the future results of operations are significantly less favorable than currently anticipated, the Company's cash requirements will be more than projected, and it may require additional financing in amounts that will be material. The type, timing and terms of financing that the Company obtains will be dependent upon its cash needs, the availability of financing sources and the prevailing conditions in the financial markets. The Company cannot guarantee that additional financing sources will be available at any given time or available on favorable terms.

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

Debt Facilities & Capital Leases

The following table outlines the Company debt facilities as June 30, 2002 and December 31, 2001.


                                                            Successor Company       Predecessor Company
                                                                                             (Restated)
                                                                June 30, 2002         December 31, 2001
                                                                -------------         -----------------
                                                                              (in thousands)
Senior Notes, net of discount                                             $--                  $329,371
Rare Medium note payable, including accrued                            19,286                    26,910
   interest thereon
CSFB note payable, including accrued interest thereon                     761                        --
Vendor financing                                                        3,316                     3,316
Capital leases to date                                                  7,031                     8,948
                                                                        -----                     -----
                                                                      $30,394                  $368,545
Less current maturities                                                 4,846                   364,972
                                                                        -----                   -------
Long-term debt                                                        $25,548                    $3,573
                                                                      -------                    ------


$335 Million Unit Offering: On March 31, 1998, Motient Holdings Inc., a wholly-owned subsidiary of Motient, issued $335 million of Units (the "Units") consisting of 12.25% Senior Notes due 2008 (the "Senior Notes"), and one warrant to purchase 3.75749 shares of common stock, subsequently adjusted to 3.83 shares of common stock, of the Company for each $1,000 principal amount of Senior Notes at an exercise price of $12.51 per share, subsequently adjusted to $12.28 per share. A portion of the net proceeds of the sale of the Units were used to finance the Motient Communications acquisition in 1998. In connection with the Senior Notes, Motient Holdings Inc. purchased approximately $112.3 million of restricted investments that were restricted for the payment of the first six interest payments on the Senior Notes. Interest payments are due semi-annually, in arrears, beginning October 1, 1998. The Senior Notes were jointly and severally guaranteed on a full and unconditional basis by Motient Corporation and all of its subsidiaries. The Company failed to make a semi-annual interest payment due October 1, 2001, which failure constituted an event of default under the Senior Notes. As a result of the Company's failure to make the required semi-annual interest payment, the missed interest payment accrued interest at the annual rate of 13.25%. As a result of this event of default, the Company classified the Senior Notes as current liabilities in the Consolidated Balance Sheet as of December 31, 2001. As part of the Company's Plan of Reorganization, the Senior Notes including accrued interest thereon were exchanged in full for new equity of the reorganized Company.

Rare Medium Notes: In 2001 Motient issued two notes to Rare Medium in the aggregate principal amount of $50 million, at 12.5% annual interest. These notes were collateralized by five million of the Company's XM Radio shares. On October

12, 2001, in accordance with the terms of the notes, the Company repaid $26.2 million of the Rare Medium notes, representing $23.8 million in principal and $2.4 million of accrued interest, in exchange for five million of its XM Radio shares. The $26.9 million of principal and accrued interest remaining outstanding at December 31, 2001 was unsecured.

As a result of the delivery of the shares of XM Radio common stock described above, the maturity of the Rare Medium Notes was accelerated to November 19, 2001. As of December 31, 2001, the Rare Medium note was in default; and, therefore, the Company classified the Rare Medium Notes as current liabilities in the Consolidated Balance Sheet for 2001.

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

As of June 30, 2002, the principal balance on the note payable to Rare Medium was $19.0 million.

CSFB $750,000 Note: Under the Company's Plan of Reorganization, the Company issued a note to CSFB, in satisfaction of certain claims by CSFB against Motient, in the principal amount of $750,000. The new note was issued by a new subsidiary of Motient Corporation that owns 100% of Motient Ventures Holdings Inc., which owns all of the Company's interests in MSV. The new note has a term of three years and carries interest at 9%. The note allows the Company to elect to accrue interest and add it to the principal, instead of paying interest in cash. The Company must use 25% of the proceeds of any repayment of the $15 million note receivable from MSV to prepay the CSFB note.

As of June 30, 2002, the principal balance of the note payable to CSFB was $750,000.

Vendor Financing: Motorola had entered into an agreement with the Company to provide up to $15 million of vendor financing, to finance up to 75% of the purchase price of network base stations. Loans under this facility bear interest at a rate equal to LIBOR plus 7.0% and are guaranteed by the Company and each subsidiary of Motient Holdings. The terms of the facility require that amounts borrowed be secured by the equipment purchased therewith. Advances made during a quarter constitute a loan, which is then amortized on a quarterly basis over three years. As of December 31, 2001, $3.3 million was outstanding under this facility. These balances were not impacted by the Company's Plan of Reorganization. As of June 30, 2002, $3.3 million was outstanding under a vendor financing facility with Motorola at an interest rate of 9.6%, and no additional amounts were available for borrowing.

Capital Leases: As of June 30, 2002, the Company was also a party to certain capital leases.

As of June 30, 2002, $6.6 million was outstanding under a capital lease for network equipment with Hewlett-Packard Financial Services Company
("Hewlett-Packard"). The lease has an effective interest rate of 12.2%. As of June 30, 2002, $0.4 million was outstanding under a capital lease for corporate telecommunications equipment with Avaya Financial Services.

Subsequent to the end of the period covered by this report, the Company entered into a $12.5 million term credit facility, and restructured certain of its existing debt and capital lease obligations. Please see Note 6 ("Subsequent Events").

4. COMMITMENTS AND CONTINGENCIES

As of June 30, 2002, the Company had no contractual inventory commitments.

In May 2002, the FCC filed a proof of claim with the United States Bankruptcy Court, asserting a pre-petition claim in the approximate amount of $1.0 million for fees incurred as a result of the Company withdrawing from certain auctions. Under the Company's court-approved Plan of Reorganization, subsequent to June 30, 2002 the FCC's claim was classified as an "other unsecured" claim and the FCC received a pro rata portion of the 97,256 shares of common stock issued to creditors with allowed claims in such class. The Company recorded an expense in the amount of $1.0 million for this claim in April 2002.

At April 30, 2002, the Company had certain contingent and/or disputed obligations under a satellite construction contract entered into by the Predecessor Company, which contained flight performance incentives payable by the Predecessor Company to the contractor if the satellite performed according to the contract. As a result of the sale of the satellite assets to MSV, any liabilities under this contract in respect of the period after November 26, 2001 are the responsibility of MSV; however, the Predecessor Company was responsible for any incentive payments deemed to have been earned prior to such date. All amounts due under this contract had been recorded in full in the periods in which these incentives were deemed to have been earned, all of which was prior to April 30, 2002. Upon the implementation of the Plan of Reorganization, this contract was terminated, and in satisfaction of all amounts alleged to be owed by the Predecessor Company under this contract, the contractor received a pro-rata portion of the 97,256 shares issued to creditors holding allowed unsecured claims.

For a discussion of certain commitments and contingencies entered into by the Company after the end of the period covered by this report, please see Note 6 ("Subsequent Events").

5. LEGAL AND REGULATORY MATTERS

Legal

Motient filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code on January 10, 2002. The Bankruptcy Court confirmed Motient's Plan of Reorganization on April 26, 2002, and Motient emerged from bankruptcy on May 1, 2002. For further details regarding this proceeding, please see "Motient's Chapter 11 Filing and Plan of Reorganization and "Fresh Start" Accounting" under
Note 2.

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

For a discussion of legal matters after the end of the period covered by this report, please see Note 6 ("Subsequent Events").

Regulatory

The terrestrial two-way wireless data network used in Motient's wireless business is regulated to varying degrees at the federal, state and local levels. Various legislative and regulatory proposals under consideration from time to time by Congress and the FCC have in the past materially affected and may in the future materially affect the telecommunications industry in general, and Motient's wireless business in particular. In addition, many aspects of regulation at the federal, state and local level currently are subject to judicial review or are the subject of administrative or legislative proposals to modify, repeal or adopt new laws and administrative regulations and policies. Neither the outcome of these proceedings nor their impact on Motient's operations can be predicted at this time.

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

The Company is subject to the Communications Assistance for Law Enforcement Act, or CALEA. Under CALEA, the Company must ensure that law enforcement agencies can intercept certain communications transmitted over its network. The deadline for complying with the CALEA requirements and any rules subsequently promulgated was June 30, 2002. Based on discussions with Federal law enforcement agencies regarding the applicability of CALEA's provisions to the Company, the Company does not believe that its network, which uses packet data technology, is subject to the requirements of CALEA. At the suggestion of Federal law enforcement agencies, the Company has developed an alternative methodology for intercepting certain communications over its network for the purposes of law enforcement surveillance. The Company believes this alternative methodology has substantially the same functionality as the standards provided in CALEA. It is possible that the Company's alternative methodology may ultimately be found not to comply with CALEA's requirements, or the Company's interpretation that CALEA does not apply to its network may ultimately be found to be incorrect. Should these events occur, the requirement to comply with CALEA could have a material adverse effect on the conduct of the Company's business.

The Company is also subject to the FCC's universal service fund, which supports the provision of affordable telecommunications to high-cost areas, and the provision of advanced telecommunications services to schools, libraries, and rural health care providers. All of the terrestrial network revenue falls within excluded categories, thereby eliminating the Company's universal service assessments. There can be no assurances that the FCC will retain the exclusions or its current policy regarding the scope of a carrier's contribution base. The Company may also be required to contribute to state universal service programs. The requirement to make these state universal service payments, the amount of which in some cases may be subject to change and is not yet determined, may have a material adverse effect on the conduct of the Company's business and financial operations.

The Company believes that it has licenses for a sufficient number of channels to meet its current capacity needs on the terrestrial network. To the extent that additional capacity is required, the Company may participate in other upcoming auctions or acquire channels from other licensees to the extent funding is available for such purposes.

On March 14, 2002, the FCC adopted a notice of proposed rulemaking exploring options and alternatives for improving the spectrum environment for public safety operations in the 800 MHz band. For further discussion of this proceeding, please see Note 6 ("Subsequent Events").

6.  SUBSEQUENT EVENTS

Cost Reduction Actions

Since emerging from bankruptcy in May 2002, several factors have restrained the Company's ability to grow revenue at the rate it previously anticipated. These factors include the weak economy generally and the weak telecommunications and wireless sector specifically, the financial difficulty of several of the Company's key resellers, on whom it relies for a majority of its new revenue growth, and the Company's continued limited liquidity.

The Company has taken a number of steps after the end of the period covered by this report to reduce operating and capital expenditures in order to lower its cash burn rate.

Reductions in Workforce. The Company undertook reductions in its workforce in July 2002, September 2002, March 2003 and February 2004. These actions eliminated approximately 29% (95 employees), 13% (26 employees), 10% (19 employees) and 32.5% (54 employees), respectively, of its then-remaining workforce. The Company recorded restructuring charges of $282,000, $228,000, $161,000 and $873,000 related entirely to employee severance obligations for each action in July 2002, September 2002, March 2003 and February 2004, respectively. Approximately $62,000 of the September 2002 severance liability was unpaid as of December 31, 2002. In the aggregate, the Company has reduced its work force by approximately 68% since July 2002 and reduced employee and related expenditures by approximately $1.5 million per month.

Network Rationalization. The Company is in the process of restructuring its wireless data network in a coordinated effort to reduce network operating costs. One aspect of this rationalization encompasses reducing unneeded capacity across the network by deconstructing un-profitable base stations. In certain instances, the geographic area that the network serves may be reduced by this process. The full extent of the changes to network coverage have yet to be determined.

Closure of Reston, VA Facility. On July 15, 2003, the Company substantially completed the transfer of its headquarters from Reston, VA to Lincolnshire, IL, where the Company already had a facility. This action will reduce the Company's monthly operating expenses by an amount of approximately $65,000 per month or $780,000 per year.

Refinancing of Vendor Obligations. During the fourth quarter of 2002 and the first quarter of 2003, the Company renegotiated several of its key vendor and customer arrangements in order to reduce recurring expenses and improve its liquidity position. In some cases, the Company was able to negotiate a flat rate reduction for continuing services provided to it by its vendors or a deferral of payable amounts, and in other cases the Company renegotiated the scope of services provided in exchange for reduced rates or received pre-payments for future services. The Company continues to aggressively pursue further vendor cost reductions where opportunities arise.

In the case of operating expenses, the Company negotiated, among other things, reductions of recurring monthly expense of approximately $380,000 per month, or $4.6 million in annual costs.

In January 2003, the Company negotiated a deferral of approximately $2.6 million that was owed to Motorola for maintenance services provided pursuant to the Company's service agreement with Motorola. The Company issued a promissory note to Motorola for such amount, with the note to be paid off over a two-year period beginning in January 2004. Also in January 2003, the Company restructured certain of its vendor obligations to Motorola. The remaining principal obligation of approximately $3.3 million under this facility was restructured such that the outstanding amount will be paid off in equal monthly installments over a three-year period from January 2003 to December 2005. In March 2004, the amortization for both of these obligations was reduced to $100,000 in aggregate, effectively extending the amortization period for both obligations.

The Company also restructured certain of its capital lease obligations with Hewlett-Packard to significantly reduce the monthly amortization requirements of these facilities on an on-going basis. As part of such negotiations, the Company agreed to fund a letter of credit in twelve monthly installments during 2003, in the aggregate amount of $1.125 million, to secure certain payment obligations. This letter of credit will be released to the Company in fifteen monthly installments beginning in July 2004, assuming no defaults have occurred and are occurring. As part of these negotiations, the total amount of the Company's remaining principal obligations under these financing arrangements were not reduced.

On December 1, 2002, Motient entered into a letter agreement with UPS under which UPS agreed to make a series of eight prepayments to Motient totaling $5 million for future services Motient is obligated to provide after January 1, 2004. In addition to any other rights it has under its network services agreement with Motient, the letter agreement provides that UPS may terminate the network services agreement, in whole or in part, by providing 30 days notice to Motient, at which point the remaining prepayment would be required to be repaid. As of July 31, 2003, all eight prepayments had been made. The $5 million prepayment will be credited against airtime services provided to UPS beginning January 1, 2004, until the prepayment is fully credited. Based on UPS' current level of network airtime usage, Motient does not expect that UPS will be required to make any cash payments to Motient in 2004 for service provided during 2004.

Despite these initiatives, we continue to be cash flow negative, and there can be no assurances that we will ever be cash flow positive.

$12.5 Million Term Credit Facility

On January 27, 2003, the Company's wholly-owned subsidiary, Motient Communications, closed a $12.5 million term credit agreement with a group of lenders, including several of the Company's existing stockholders. The lenders include the following entities or their affiliates: M&E Advisors, L.L.C., Bay Harbour Partners, York Capital and Lampe Conway & Co. York Capital is affiliated with James G. Dinan. Bay Harbour Management and James G. Dinan each hold 5% or more of Motient's common stock. The lenders also include Gary Singer, directly or through one or more entities. Gary Singer is the brother of Steven G. Singer, one of our directors.

The table below shows, as of March 10, 2004 the number of shares of Motient common stock beneficially owned by the following parties to the term credit agreement, based solely on filings made by such parties with the SEC:

         Name of Beneficial Owner           Number of Shares
         ------------------------           ----------------
         Bay Harbour Management, L.C.            3,217,396
         James G. Dinan                          2,593,045


Under the credit agreement, the lenders have made commitments to lend Motient Communications up to $12.5 million. The commitments are not revolving in nature and amounts repaid or prepaid may not be reborrowed. Borrowing availability under Motient's $12.5 million term credit facility terminated on December 31, 2003. On March 16, 2004, Motient entered into an amendment to the credit facility which extended the borrowing availability period until December 31, 2004. As part of this amendment, Motient provided the lenders with a pledge of all of the stock of a newly-formed special purpose subsidiary of Motient Communications, Motient License, Inc. which holds all of Motient's FCC licenses formerly held by Motient Communications. On March 16, 2004, in connection with the execution of the amendment to our credit agreement, we issued warrants to the lenders to purchase, in the aggregate, 2,000,000 shares of our common stock. The number of warrants will be reduced to an aggregate of 1,000,000 shares of common stock if, within 60 days after March 16, 2004, we obtain at least $7.5 million of additional debt or equity financing. The exercise price of the warrants is $4.88 per share. The warrants were immediately exercisable upon issuance and have a term of five years. The warrants will be valued using a Black-Scholes pricing model and will be recorded as a debt discount and will be amortized as additional interest expense over three years, the term of the related debt. The warrants are also subject to a registration right agreement. Under such agreement, we agreed to register the shares underlying the warrants upon the request of a majority of the warrant holders, or in conjunction with the registration of other common stock of the company. We will bear all the expenses of such registration. We are also required to pay a commitment fees to the lenders of $320,000 which accrued to the principal balance of the credit facility at closing. These fees will be recorded on our balance sheet and will be amortized as additional interest expense over three years, the term of the related debt.

Under this facility, the lenders have agreed to make loans to Motient Communications through December 31, 2004 upon Motient Communications' request no more often than once per month, in aggregate principal amounts not to exceed $1.5 million for any single loan, and subject to satisfaction of other conditions to borrowing, including certain financial and operating covenants, contained in the Credit Agreement. As of February 29, 2004, the Company had borrowed $4.5 million under this facility.

Each loan borrowed under the credit agreement has a term of three years. Loans carry interest at 12% per annum. Interest accrues, compounding annually, from the first day of each loan term, and all accrued interest is payable at each respective loan maturity, or, in the case of mandatory or voluntary prepayment, at the point at which the respective loan principal is repaid. Loans may be prepaid at any time without penalty.

The obligations of Motient Communications under the credit agreement are secured by a pledge of all the assets owned by Motient Communications that can be pledged as security and are not already pledged under certain other existing credit arrangements, including under Motient Communications' credit facility with Motorola and Motient Communications' equipment leasing agreement with Hewlett-Packard. Motient Communications owns, directly or indirectly, all of the Company's assets relating to its terrestrial wireless communications business. In addition, Motient and its wholly-owned subsidiary, Motient Holdings Inc., have guaranteed Motient Communications' obligations under the Credit Agreement, and the Company has delivered a pledge of the stock of Motient Holdings Inc., Motient Communications, Motient Services and Motient License to the lenders. In addition, upon the repayment in full of the outstanding $19,750,000 in senior notes due 2005 issued by MVH Holdings Inc. to Rare Medium and CSFB in connection with the Company's approved Plan of Reorganization, the Company will pledge the stock of MVH Holdings Inc. to the lenders.

On January 27, 2003, in connection with the execution of the credit agreement, the Company issued warrants at closing to the lenders to purchase, in the aggregate, 3,125,000 shares of our common stock. The exercise price for these warrants is $1.06 per share. The warrants were immediately exercisable upon issuance and have a term of five years. The warrants were valued at $10 million using a Black-Scholes pricing model and have been recorded as a debt discount and are being amortized as additional interest expense over three years, the term of the related debt. Upon closing of the credit agreement, the Company paid closing and commitment fees to the lenders of $500,000. These fees have been recorded on the Company's balance sheet and are being amortized as additional interest expense over three years, the term of the related debt. Under the credit agreement, the Company must pay an annual commitment fee of 1.25% of the daily average of undrawn amounts of the aggregate commitments from the period from the closing date to December 31, 2003. In December 2003, the Company paid the lenders a commitment fee of approximately $113,000.

In each of April, June and August 2003, the Company made draws under the credit agreement in the amount of $1.5 million for an aggregate amount of $4.5 million. The Company used such funds to fund general working capital requirements of operations.

For the monthly periods ended April 2003 through December 2003, the Company reported events of default under the terms of the credit facility to the lenders. These events of default related to non-compliance with covenants requiring minimum monthly revenue, earnings before interest, taxes and depreciation and amortization and free cash flow performance. In each period, the lenders waived these events of default. There can be no assurance that Motient will not have to report additional events of default or that the lenders will continue to provide waivers in such event. Ultimately, there can be no assurances that the liquidity provided by the credit facility will be sufficient to fund our ongoing operations.

Stock Option Plan

In May 2002, the Company's board approved a new employee stock option plan with 2,993,024 authorized shares of common stock, of which options to purchase 2,241,625 shares of the Company's common stock were outstanding at June 30, 2002. The plan was approved by the Company's stockholders on July 11, 2002.

A portion of the options granted under the plan have a Company performance-based component. These options are accounted for in accordance with variable plan accounting, which requires that the value of these options be measured at their intrinsic value and any change in that value be charged to the income statement upon the determination that the fulfillment of the Company performance criteria is probable. The other options are accounted for as a fixed plan and in accordance with intrinsic value accounting, which requires that the excess of the market price of stock over the exercise price of the options, if any, at the time that both the exercise price and the number of options are known be recorded as deferred compensation and amortized over the option vesting period. As of the date of grant, the option price per share was in excess of the market price; therefore, these options are not deemed to have any value and no expense has been recorded.

In March 2003, the Company's board of directors approved the reduction in the exercise price of all of the outstanding stock options from $5.00 per share to $3.00 per share. The repricing will require that all options be accounted for in accordance with variable plan accounting, which requires that the value of these options are measured at their intrinsic value and any change in that value be charged to the income statement each quarter based on the difference (if any) between the intrinsic value and the then-current market value of the common stock.

In July 2003, the compensation and stock option committee of the Company's board of directors, acting pursuant to the Company's 2002 stock option plan, granted 26 employees and officers options to purchase an aggregate of 495,000 shares of the Company's common stock at a price of $5.15 per share. One-half of each option grant vests with the passage of time and the continued employment of the recipient, in three equal increments, on the first, second and third anniversary of the date of grant. The other half of each grant will either vest or be rescinded based on the performance of the Company in 2003. The compensation and stock option committee of the Company's board of directors has not yet made a determination regarding whether the 2003 performance criteria were satisfied. If vested and not exercised, the options will expire on the 10th anniversary of the date of grant.

Developments Relating to MSV

In July 2002, MSV commenced a rights offering seeking total funding in the amount of $3.0 million. While the Company was not obligated to participate in the offering, the Company's board determined that it was in the Company's best interests to participate so that its interest in MSV would not be diluted. On August 12, 2002, the Company funded an additional $957,000 to MSV pursuant to this offering, and received a new convertible note in such amount. The rights offering did not impact the Company's ownership position in MSV.

In January 2003, MSV's application with the FCC with respect to MSV's plans for a new generation satellite system utilizing ATC was approved by the FCC. The order granting such approval (the "ATC Order") requires that licensees, including MSV, submit a further application with the FCC to seek approval of the specific system incorporating ATC that the licensee intends to use. MSV has filed an application for ATC authority, pending the FCC's final rules and regulations. MSV has also filed a petition for reconsideration with respect to certain aspects of the ATC Order. In January 2004, certain terrestrial wireless providers filed petitioned the U.S. Court of Appeals for the District of Columbia to review the FCC's decision to grant ATC to satellite service providers. Oral arguments in this case are scheduled for May 2004.

On August 21, 2003, two investors in MSV (excluding Motient) invested an additional $3.7 million in MSV in exchange for Class A preferred units of limited partnership interests in MSV. MSV used the proceeds from this investment to repay other indebtedness that is senior in its right of repayment to Motient's promissory note. Under the terms of the amended and restated investment agreement, these investors had the option of investing an additional $17.6 million in MSV by December 31, 2003; however, if, prior to this time, the FCC had not issued a decision addressing MSV's petition for reconsideration with respect to the ATC Order, the option will be automatically extended to March 31, 2004. As of the closing of the initial investment on August 21, 2003, Motient's percentage ownership of MSV was approximately 46.5% on an undiluted basis, 32.6% on an "as converted" basis giving effect to the conversion of all outstanding convertible notes of MSV and 29.5% on a fully diluted basis, assuming certain other investors fully exercise their option to make the $17.6 million additional investment in MSV as a result of the FCC ATC approval process.

The proceeds from the additional $17.6 million investment described above, if consummated, will be used to repay certain outstanding indebtedness of MSV, and, subject to certain conditions and priorities with respect to payment of other indebtedness, a portion of such proceeds will be used to partially repay the $15.0 million note issued by MSV to Motient.

In November 2003, Motient engaged CTA to perform a valuation of its equity interests in MSV as of December 31, 2002. Concurrent with CTA's valuation, Motient reduced the book value of its equity interest in MSV from $54 million (inclusive of Motient's $2.5 million convertible note from MSV) to $41 million as of May 1, 2002 to reflect certain preference rights on liquidation of certain classes of equity holders in MSV. Including its note receivable from MSV ($13 million at May 1, 2002), the book value of Motient's aggregate interest in MSV as of May 1, 2002 was reduced from $67 million to $53.9 million. Also, as a result of CTA's valuation of MSV, Motient determined that the value of its equity interest in MSV was impaired as of December 31, 2002. This impairment was deemed to have occurred in the fourth quarter of 2002. Motient reduced the value of its equity interest in MSV by $15.4 million as of December 31, 2002. Including its notes receivable from MSV ($19 million at December 31, 2002), the book value of Motient's aggregate interest in MSV was $32 million as of December 31, 2002.

Agreements with Communication Technology Advisors LLC

Since September 2002, the Company has extended it consulting agreement with CTA on either three month or month-to-month terms. For the period September 2002 to May 2003, the monthly fee was $55,000. Beginning in May 2003, the monthly fee was reduced to $39,000. This agreement was amended, and the engagement and related payment was modified on January 30, 2004.

In July 2002, the Company's board of directors approved the offer and sale to CTA (or affiliates thereof) of a warrant (or warrants) for 500,000 shares of the Company's common stock, for an aggregate purchase price of $25,000. The warrant has an exercise price of $3.00 per share and a term of five years. These warrants were valued at $1.5 million and were recorded as a consultant compensation expense in December of 2002. Certain affiliates of CTA purchased the warrants in December 2002.

Mr. Abbruzzese did not participate in the deliberations or vote of the Board of Directors with respect to the foregoing matters.

As mentioned below, on June 20, 2003, Jared Abbruzzese resigned his position as Chairman of the Board and Peter D. Aquino, a senior managing director of CTA , was elected to the Company's Board on June 20, 2003.

In November 2003, the Company engaged CTA to provide a valuation of its equity interest in MSV as of December 31, 2002. CTA was paid $150,000 for this valuation.

On January 30, 2004, the Company engaged CTA to act as chief restructuring entity. The term of CTA's engagement is currently scheduled to end on August 1, 2004. As consideration for this work, Motient agreed to pay to CTA a monthly fee of $60,000, one-half of which will be paid monthly in cash and one-half of which will be deferred. The new agreement amends our existing consulting arrangement with CTA.

Management and Board Changes

On July 16, 2002, W. Bartlett Snell resigned as Director, senior vice president and chief financial officer.

On July 16, 2002, the board of directors elected Patricia Tikkala to the position of vice president, chief financial officer and treasurer. On March 20, 2003, Patricia Tikkala resigned as vice president and chief financial officer.

On January 17, 2003, David Engvall resigned as senior vice president, general counsel and secretary.

On March 18, 2003, Brandon Stranzl resigned from the board of directors.

On April 17, 2003, the board of directors elected Christopher W. Downie to the position of vice president, chief financial officer and treasurer. Mr. Downie had previously been a consultant with CTA, working on Motient matters, since May 2002.

On June 20, 2003, Jared Abbruzzese resigned his position as chairman of the board. Steven Singer was elected chairman of the board and a new director, Peter Aquino, was elected to the board. Mr. Aquino is a senior managing director for CTA.

On February 10, 2004, the Company and Walter V. Purnell, Jr. mutually agreed to end his employment as president and chief executive officer of Motient and all of its wholly owned subsidiaries. Concurrently, Mr. Purnell resigned as a director of such entities and of MSV and all of its subsidiaries.

On February 18, 2004, Daniel Croft, senior vice president, marketing and business development, and Michael Fabbri, senior vice president, sales, were relieved of their duties as part of a reduction in force.

On March 18, 2004 the board of directors elected Christopher W. Downie to the position of executive vice president, chief financial officer and treasurer, and designated Mr. Downie as the Company's principal executive officer.

Change in Accountants

On April 17, 2003, the Company dismissed PricewaterhouseCoopers as its independent auditors, effective upon the completion of services related to the audit of the Company's consolidated financial statements for the period May 1, 2002 to December 31, 2002.

Also on April 25, 2003, the Company's board of directors approved the engagement of Ehrenkrantz Sterling & Co. LLC as its independent auditors to (i) re-audit the Company's consolidated financial statements for the fiscal year ended December 31, 2000 and the fiscal year ended December 31, 2001, and (ii) audit the Company's consolidated financial statements for the interim period from January 1, 2002 to April 30, 2002, and the fiscal year that will end on December 31, 2003.

On March 2, 2004, Motient dismissed PricewaterhouseCoopers as its independent auditors effective immediately. The audit committee of the Company's board of directors approved the dismissal of PricewaterhouseCoopers. PricewaterhouseCoopers was previously appointed to audit Motient's consolidated financial statements for the period May 1, 2002 to December 31, 2002, and, by its terms, such engagement was to terminate upon the completion of services related to such audit. PricewaterhouseCoopers has not reported on Motient's consolidated financial statements for such period or for any other fiscal period. On March 2, 2004, the audit committee engaged Ehrenkrantz Sterling & Co. LLC as Motient's independent auditors to replace PricewaterhouseCoopers to audit Motient's consolidated financial statements for the period May 1, 2002 to December 31, 2002.

For further details regarding the change in accountants, please see the Company's current report on Form 8-K/A filed with the SEC in April 23, 2003 and the Company's amendment to current report on Form 8-K filed with the SEC on March 9, 2004.

Research In Motion Matters

Our rights to use and sell the BlackBerryTM software and Research In Motion's handheld devices may be limited or made prohibitively expensive as a result of a patent infringement lawsuit brought against Research In Motion ("RIM") by NTP Inc. (NTP v. Research In Motion, Civ. Action No. 3:01CV767 (E.D. Va.)). In that action, a jury concluded that certain of RIM's BlackBerryTM products infringe patents held by NTP covering the use of wireless radio frequency information in email communications. On August 5, 2003, the judge in the case ruled against RIM, awarding NTP $53.7 million in damages and enjoining RIM from making, using, or selling the products, but stayed the injunction pending appeal by RIM. This appeal has not yet been resolved. As a purchaser of those products, the Company could be adversely affected by the outcome of that litigation.

On June 26, 2003, RIM provided the Company with a written End of Life Notification for the RIM 857 wireless handheld device. This means that RIM will no longer produce this model of handheld device. The last date for accepting orders was September 30, 2003, and the last date for shipment of devices was January 2, 2004. Motient has implemented a RIM 857 "equivalent to new" program and expects that there will be sufficient returned RIM 857s to satisfy demand for the foreseeable future. During the year ended December 31, 2002, a majority of Motient's equipment revenues were attributable to sales of the RIM 857 device, and Motient estimates that approximately 35% of its monthly recurring service revenues were derived from wireless messaging that use RIM 857 devices.

New Network Offerings

On March 1, 2003 Motient entered into a National Premier Dealer Agreement with T-Mobile USA, and on May 21, 2003 Motient entered into an Authorized Agency Agreement with Verizon Wireless. These agreements allow Motient to sell each of T-Mobile's third generation GSM/GPRS network subscriptions and Verizon's third generation CDMA/1XRTT network subscriptions nationwide. Motient is paid for each subscriber put on to either network. Each agreement allows Motient to continue to actively sell and promote wireless email and wireless Internet applications to enterprise accounts on networks with greater capacity and speed, and that are voice capable.

Regulatory Matters

On March 14, 2002, the FCC adopted a notice of proposed rulemaking exploring options and alternatives for improving the spectrum environment for public safety operations in the 800 MHz band. This notice of proposed rulemaking was issued by the FCC after a "white paper" proposal was submitted to the FCC by Nextel Communications Inc. in November 2001 addressing largely the same issues. In its white paper, Nextel proposed that certain of its wireless spectrum in the 700 MHz band, lower 800 MHz band and 900 MHz band be exchanged for spectrum in the upper 800 MHz band and in the 2.1 GHz band. Nextel's proposal addressed the problem of interference to public safety agencies by creating blocks of contiguous spectrum to be shared by public safety agencies. Since the notice of proposed rulemaking was issued, Motient has been actively participating with other affected licensees, including Nextel, to reach agreement on a voluntary plan to re-allocate spectrum to alleviate interference to public safety agencies. On December 24, 2002, a group of affected licensees, including Motient, Nextel, and several other licensees, submitted a detailed proposal to the FCC for accomplishing the re-allocation of spectrum over a period of several years. These parties have also been negotiating a mechanism by which Nextel would agree to reimburse, up to $850 million, costs incurred by affected licensees in relocating to different parts of the spectrum band pursuant to the rebanding plan.

On February 10, 2003, approximately 60 entities filed comments to the proposal submitted to the FCC on December 24, 2002. Several of the comments addressed the issue of comparable 800 MHz spectrum for Economic Area ("EA") licensees and the need to avoid recreating the 800 MHz interference situation when Nextel integrates its 900 MHz spectrum into its integrated dispatch enhanced network, or iDEN. Reply comments, which were due February 25, 2003, included comments urging the FCC to conduct its own analysis of the adequacy of the interference protection proposed in the plan. In mid-April 2003, the FCC's Office of Engineering and Technology ("OET") sent a letter to several manufacturers requesting additional practical, technical and procedural solutions or information that may have yet to be considered. Responses were due May 8, 2003. Upon reviewing the filed comments, OET has indicated that other technical solutions were possible and were being reviewed by the Commission. To date, no action has been taken by the FCC. The Company cannot assure you that its operations will not be affected by this proceeding.

Legal Matters

A former employee who was discharged as part of a reduction in force in July 2002 has asserted a claim for a year's pay and attorney's fees under a Change of Control Agreement this employee had with the Company. This claim is subject to binding arbitration. Although the Company believed that it had substantial defenses on the merits, on July 11, 2003, the Company was informed that the arbitrator ruled in the employee's favor. In August 2003, the Company made a $200,000 payment to this employee for the disputed pay and related benefits costs and legal fee reimbursement.

UPS Revenue

UPS, the Company's largest customer as of December 31, 2002, has substantially completed its migration to next generation network technology, and its monthly airtime usage of the Company's network has declined significantly. There are no minimum purchase requirements under the Company's contract with UPS and the contract may be terminated by UPS on 30 days' notice at which point any remaining prepayment would be required to be prepaid. While the Company expects that UPS will remain a customer for the foreseeable future, over time the Company expects that the bulk of UPS' units will migrate to another network. As of January 31, 2004, UPS had approximately 4,300 active units on Motient's network.

Until June of 2003, UPS had voluntarily maintained its historical level of payments to mitigate the near-term revenue and cash flow impact of its recent and anticipated continued reduced network usage. However, beginning in July of 2003, the revenues and cash flow from UPS declined significantly. Also, due to a separate arrangement entered into in 2002 under which UPS prepaid for network airtime to be used by it in 2004, the Company does not expect that UPS will be required to make any cash payments to the Company in 2004 for service to be provided in 2004. If UPS does not make any cash payments to the Company in 2004, the Company's cash flows from operations in 2004 will decline, and its liquidity and capital resources could be materially and negatively affected. The Company is planning a number of initiatives to offset the loss of revenue and cash flow from UPS, including the following:

     o further reductions in the Company's employee and network infrastructure costs;

     o growth in new revenue from the Company's recently-announced carrier relationships with Verizon Wireless and T-Mobile, under which the Company will be selling voice and data services on such carrier's next generation wireless networks as a master agent;

     o increased revenue growth from the Company's various telemetry applications and initiatives; and

     o enhancements to the Company's liquidity which are expected to involve the sale of unneeded frequency assets, such as the recently announced sales of certain SMR licenses to Nextel.

Further Lane

On July 29, 2003, Motient entered into a letter agreement with Further Lane Asset Management Corp. under which Further Lane is providing investment advisory services to Motient. In connection with the execution of this letter agreement, Motient issued Further Lane a warrant to purchase 200,000 shares of its common stock. The exercise price of the warrant is $5.10 per share. The warrant is immediately exercisable upon issuance and has a term of five years. The fair value of the warrant was estimated at $927,000 using a Black-Scholes model. In September 2003, the Company recorded a non-cash consultant compensation charge of $927,000 based on this valuation.

Sale of SMR Licenses to Nextel Communications, Inc.

On July 29, 2003, our wholly-owned subsidiary, Motient Communications, entered into an asset purchase agreement with Nextel, under which Motient Communications sold to Nextel certain of its SMR licenses issued by the FCC for $3.4 million. The closing of this transaction occurred on November 7, 2003. On December 9,

2003, Motient Communications entered into a second asset purchase agreement, under which Motient Communications will sell additional licenses to Nextel for $2.75 million. In February, 2004, the Company closed the sale of licenses covering approximately $2.2 million of the purchase price, and the Company expects to close the sale of approximately one-half of the remaining licenses by April 2004. The transfer of the other half of the remaining licenses has been challenged at the FCC by a third-party. While the Company believes, based on the advice of counsel, that the FCC will ultimately rule in its favor, the Company cannot assure you that it will prevail, and, in any event, the timing of any final resolution is uncertain. None of these licenses are necessary for Motient's future network requirements. Motient has and expects to continue to use the proceeds of the sales to fund its working capital requirements and for general corporate purposes. The lenders under Motient Communications' term credit agreement have consented to the sale of these licenses.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains and incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements regarding our expected financial position and operating results, our business strategy, and our financing plans are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," "project" or "intend." These forward-looking statements reflect our plans, expectations and beliefs and, accordingly, are subject to certain risks and uncertainties. We cannot guarantee that any of such forward-looking statements will be realized.

Statements regarding factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, those under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Overview of Liquidity and Risk Factors," and elsewhere in this quarterly report. All of our subsequent written and oral forward-looking statements (or statements that may be attributed to us) are expressly qualified in their entirety by the cautionary statements referred to above and contained elsewhere in this quarterly report on Form 10-Q. You should carefully review the risk factors described in our other filings with the Securities and Exchange Commission from time to time, including the risk factors contained in our Form 10-K for the period ended December 31, 2002, and our quarterly reports on Form 10-Q to be filed after this quarterly report, as well as our other reports and filings with the SEC.

Our forward-looking statements are based on information available to us today, and we will not update these statements. Our actual results may differ significantly from the results discussed in these statements.

Overview

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

General - The Current and Former Components of Motient's Business

This section provides information regarding the various current and prior components of Motient's business, which we believe are relevant to an assessment and understanding of the financial condition and results of operations of Motient. The sale of our satellite assets to Mobile Satellite Ventures LP, or MSV, in 2001, makes period to period comparison of our financial results less meaningful, and therefore, you should not rely on them as an indication of future operating performance. Additionally, on April 26, 2002, our Plan of Reorganization was confirmed by the United States Federal Bankruptcy Court, and we emerged from bankruptcy on May 1, 2002. As a result of the reorganization and the recording of the restructuring transaction and implementation of fresh start reporting, our results of operations after April 30, 2002, are not comparable to results reported in prior periods. See Notes 2 and 3 of notes to consolidated financial statements for information on consummation of our Plan of Reorganization and implementation of "fresh-start" reporting. The discussion of our Plan of Reorganization should be read in conjunction with the consolidated financial statements and notes thereto.

Motient presently has six wholly-owned subsidiaries and a 25.5% interest (on a fully-diluted basis) in MSV as of June 30, 2002. For further details regarding Motient's interest in MSV, please see Note 6 ("Subsequent Events -- Developments Relating to MSV"). Motient Communications, Inc. owns the assets comprising Motient's core wireless business, except for Motient's FCC licenses, which are held in a separate subsidiary, Motient License Inc. Motient License was formed on March 16, 2004, as part of Motient's amendment of its credit facility, as a special purpose wholly-owned subsidiary of Motient Communications and holds all of the FCC licenses formerly held by Motient Communications. A pledge of the stock of Motient License, along with the other assets of Motient Communications, secures borrowings under the term credit facility, and a pledge of the stock of Motient License secures, on a second priority basis, borrowings under our vendor financing facility with Motorola. For further details regarding the formation of Motient License, please see Note 6 ("Subsequent Events - $12.5 Million Term Credit Facility") of notes to consolidated financial statements. Motient's other four subsidiaries hold no material operating assets other than the stock of other subsidiaries and Motient's interests in MSV. On a consolidated basis, we refer to Motient Corporation and its six wholly-owned subsidiaries as "Motient." Our indirect, less-than 50% voting interest in MSV is not consolidated with Motient for financial statement purposes. Rather, we account for our interest in MSV under the equity method of accounting.

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

Over the last several years, we have made substantial investments in new products and services, including our eLink SM wireless email service. Our eLink service is a wireless email application, wirelessly enabling POP and IMAP compliant email services on the Motient network. We provide our eLink brand two-way wireless email service to customers accessing email through corporate servers, internet service providers, mail service provider, or MSP, accounts, and paging network suppliers. We also offer a BlackBerry TM by Motient solution specifically designed for large corporate accounts operating in a Microsoft Exchange and Lotus Notes environment. BlackBerry TM is a popular wireless email solution developed by Research In Motion, or RIM, and is being provided on the

Motient network under an agreement with RIM. See Note 6 ("Subsequent Events") of notes to consolidated financial statements for discussion related to on-going RIM litigation.

XM Radio

As of January 1, 2001, we had an equity interest of approximately 33.1% (or 21.3% on a fully diluted basis) in XM Satellite Radio Holdings Inc., or XM Radio, a public company that launched its satellite radio service toward the end of 2001, and accounted for our investment in XM Radio pursuant to the equity method of accounting. During 2001, we disposed of all of our remaining shares of XM Radio and ceased to hold any interest in XM Radio as of November 19, 2001. For the six months ended June 30, 2001, we recorded proceeds of approximately $33.5 million from the sale in 2001 of two million shares of our XM Radio stock. For the three-months and six-months ended June 30, 2001, we recorded equity in losses of XM Radio of $10.8 million and $23.3 million, respectively.

Mobile Satellite Ventures LP

On June 29, 2000, we formed a joint venture subsidiary, MSV, with certain other parties, in which we owned 80% of the membership interests. Through November 2001, MSV used our satellite network to conduct research and development activities. The remaining 20% interests in MSV were owned by three investors unrelated to Motient. However, the minority investors had the right to participate in certain business decisions that were made in the normal course of MSV's business. Therefore, in accordance with Emerging Issues Task Force Issue No 96-16, "Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights", our investment in MSV has been recorded for all periods presented in the consolidated financial statements included in this annual report pursuant to the equity method of accounting.

On November 26, 2001, Motient sold the assets comprising its satellite communications business to MSV, as part of a transaction in which certain other parties joined MSV, including TMI Communications and Company Limited Partnership, or TMI, a Canadian satellite services provider. In consideration for its satellite business assets, Motient received the following: (i) a $24 million cash payment in June 2000, (ii) a $41 million cash payment paid at closing on November 26, 2001, net of $4 million retained by MSV to fund our future sublease obligations to MSV for rent and utilities through August 2003 and (iii) a five-year $15 million note. In this transaction, TMI also contributed its satellite communications business assets to MSV. In addition, Motient purchased a $2.5 million convertible note issued by MSV, and certain other investors, including a subsidiary of Rare Medium Group, Inc., purchased a total of $52.5 million of convertible notes. As part of this transaction, certain investors, excluding Motient, were also provided the option to invest another $50 million, subject to certain timing and approval by the Federal Communications Commission, or FCC, of MSV's plans for a new generation satellite system utilizing ancillary terrestrial components, or ATCs. As of September 30, 2002, we had an ownership percentage, on an undiluted basis, of approximately 48% of the common and preferred units of MSV, and approximately 55% of the common units. Assuming that all of MSV's outstanding convertible notes are converted into limited partnership units of MSV, as of September 30, 2002 Motient had a 33.3% partnership interest in MSV on an "as converted" basis giving effect to the conversion of all outstanding convertible notes of MSV, and 25.5% on a fully-diluted basis, assuming certain other investors exercise their right to make additional investment in MSV as a result of the FCC ATC application process.

Our $15 million note from MSV is subject to prepayment in certain circumstances where MSV receives cash proceeds from equity, debt or asset sale transactions. There can be no assurance that any such transactions will occur, nor can there be any assurance regarding the timing of such events. Any additional investment in MSV and any related repayment of the $15.0 million note may not occur before Motient needs the funds from the repayment of such note. In addition, 25% of the proceeds of any repayment of the $15.0 million note from MSV must be allocated to prepay pro-rata both the Rare Medium and Credit Suisse First Boston Corporation, or CSFB, notes. The allocation of the 25% of the proceeds will be made in accordance with Rare Medium's and CSFB's relative outstanding balance at the time of prepayment. If not repaid earlier, the $15.0 million note from MSV, including accrued interest thereon, becomes due and payable on November 25, 2006; however, there can be no assurance that MSV would have the ability, at that time, to pay the amounts due under the note. Motient has recorded the $15.0 million note receivable from MSV, plus accrued interest thereon at its fair market value, estimated to be approximately $13.0 million at the May 1, 2002 "fresh-start" accounting date, after giving effect to discounted future cash flows at market interest rates.

In July 2002, MSV commenced a rights offering seeking total funding in the amount of $3.0 million. While we were not obligated to participate in the offering, our board determined that it was in our best interests to participate so that its interest in MSV would not be diluted. On August 12, 2002, we funded an additional $957,000 to MSV pursuant to this offering, and received a new convertible note in such amount. The rights offering did not impact our ownership position in MSV.

In January 2003, MSV's application with the Federal Communications Commission, or FCC, with respect to MSV's plans for a new generation satellite system utilizing ancillary terrestrial components, or ATCs, was approved by the FCC. The order granting such approval, which we refer to as the ATC Order, requires that licensees, including MSV, submit a further application with the FCC to seek approval of the specific system incorporating the ATCs that the licensee intends to use. MSV has filed an application for ATC authority, pending the FCC's final rules and regulations. MSV has also filed a petition for reconsideration with respect to certain aspects of the ATC Order. In January 2004, certain terrestrial wireless providers petitioned the U.S. Court of Appeals for the District of Columbia to review the FCC's decision to grant ATC to satellite service providers. Oral arguments in this case are scheduled for May 2004.

In November 2003, we engaged Communication Technology Advisors LLC, or CTA, to perform a valuation of our equity interests in MSV as of December 31, 2002. Concurrent with this valuation from CTA,(incusive of Motient's $2.5 million convertible note from MSV), Motient reduced the book value of its equity interest in MSV from $54 million to $41 million as of May 1, 2002 to reflect certain preference rights on liquidation of certain classes of equity holders in MSV. Including its note receivable from MSV ($13 million at May 1, 2002), the book value of Motient's aggregate interest in MSV as of May 1, 2002 was reduced from $67 million to $53.9 million.

For a discussion of certain recent developments regarding MSV, please see Note 6 ("Subsequent Events") of notes to consolidated financial statements.

Overview of Liquidity and Risk Factors

As described below under "Liquidity and Capital Resources - Motient's Chapter 11 Filing and Plan of Reorganization," in January 2002 we and three of our wholly-owned subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code. Motient Ventures Holding, Inc. did not file for Chapter 11 and had no activities during this period. The only asset of this subsidiary is its interest in MSV.

Our Plan of Reorganization was confirmed on April 26, 2002 and became effective on May 1, 2002. The reorganization significantly deleveraged Motient's balance sheet and significantly reduced Motient's ongoing interest expense. As of the effective date of the plan, Motient had approximately $30.7 million of debt (comprised of capital leases, notes payable to Rare Medium and CSFB, and the outstanding Motorola, Inc. credit facility).

For further discussion of our funding requirements and outlook, and recent developments with respect thereto, please see Note 6 ("Subsequent Events") of notes to consolidated financial statements.

Effects of the Chapter 11 Filing

As a result of our Chapter 11 bankruptcy filing, we saw a slower adoption rate for our services in the periods following emergence from bankruptcy. In a large customer deployment, the upfront cost of the hardware can be significant. Because the hardware generally is usable only on Motient's network, certain customers delayed adoption while we were in Chapter 11. In an effort to accelerate adoption of our services, we did, in selected instances in the first quarter of 2002, offer certain incentives for adoption of our services that are outside of our customary contract terms, such as extended payment terms or temporary hardware rental. None of these offers were accepted; therefore, these changes in terms did not effect our cash flow or operations. Additionally, certain of our trade creditors required either deposits for future services or shortened payment terms; however, none of these deposits or changes in payment terms were material and none of our key suppliers have ceased to do business with us as a result of our reorganization.

Effective May 1, 2002, we adopted "fresh-start" accounting, which required that the $221 million of reorganization value of our net assets be allocated in accordance with procedures specified by Statement of Financial Accounting Standards No. 141, "Business Combinations" (See Note 2, "Significant Accounting Policies").

Summary of Risk Factors

In addition to the challenge of growing revenue as described above, our future operating results could be adversely affected by a number of uncertainties and factors, including:

     o our ability, and our resellers' ability, some of whom are in bankruptcy, to attract and retain customers,
     o our ability to further reduce operating expenses and thereby reduce our cash burn rate,
     o our ability to secure additional financing necessary to fund anticipated capital expenditures, operating losses and any debt service requirements,
     o our ability to convert customers who have purchased devices from us into active users of our airtime service and thereby generate revenue growth,
     o the timely roll-out of certain key customer initiatives and the launch of new products or the entry into new market segments, which may require us to continue to incur significant operating losses,
     o our ability to fully recover the value of our inventory in a timely manner,

     o our ability to procure new inventory in a timely manner in the quantities, quality, price and at the times required,
     o our ability to gain market acceptance of products and services, including eLink and BlackBerryTM by Motient, and our ability to make a profit thereon,
     o our ability to respond and react to changes in our business and the industry because we have limited liquidity,
     o our ability to modify our organization, strategy and product mix to maximize the market opportunities as the market changes,
     o    our ability to manage growth effectively,
     o competition from existing companies that provide services using existing communications technologies and the possibility of competition from companies using new technology in the future,
     o our ability to maintain, on commercially reasonable terms, or at all, certain technologies licensed from third parties, including, but not limited to, our rights to sell and distribute handheld devices manufactured by RIM and the wireless email service known as BlackBerryTM by Motient, which rights may be challenged or jeopardized as a result of a recent jury verdict finding that certain of RIM's technology for such products and services infringed certain intellectual property owned by NTP, Inc.,
     o our dependence on technology we license from Motorola, which may become available to our competitors,
     o    the loss of one or more of our key customers,
     o our ability to retain key personnel, especially in light of our recent headcount reductions,
     o our ability to keep up with new technological developments and incorporate them into our existing products and services and our ability to maintain our proprietary information and intellectual property rights,
     o our dependence on third party distribution relationships to provide access to potential customers,
     o our ability to expand our networks on a timely basis and at a commercially reasonable cost, or at all, as additional future demand increases,
     o the risk that Motient could incur substantial costs if certain proposals regarding spectrum reallocation, that are now pending with the FCC, are adopted, and
     o    regulation by the FCC.

For a more complete description of the above factors, please see the section entitled "Risk Factors" in Motient's annual report on Form 10-K for the fiscal year ended December 31, 2002.

Results of Operations

Due to the consummation of our bankruptcy and the application of "fresh-start" accounting, results of operations for the periods after April 30, 2002 are not comparable to the results for previous periods.

The table below outlines operating results for the Successor and Predecessor
Companies:


                                          Successor Company              Predecessor Company
                                          -----------------              -------------------

                                                                                      (Restated)
                                            Two Months             One Month         Three Months
                                           Ended June 30,        Ended April 30,    Ended June 30,
                                               2002                   2002               2001
                                               ----                   ----               ----

Summary of Revenue
------------------
(in millions)
Wireless internet                              $3.4                    $1.5              $2.4
Field services                                  3.0                     1.4               5.1
Transportation                                  1.7                     1.1               4.1
Telemetry                                       0.4                     0.2               0.7
Maritime and other                              0.1                     0.2               6.2
                                                ---                     ---               ---
   Service revenue                              8.6                     4.4              18.5
Equipment revenue                               0.1                     1.3               4.1
                                                ---                     ---               ---
         Total                                 $8.7                    $5.7             $22.6
                                               ====                    ====             =====



                                          Successor Company              Predecessor Company
                                          -----------------              -------------------

                                                                                      (Restated)
                                             Two Months           Four Months         Six Months
                                           Ended June 30,       Ended April 30,     Ended June 30,
                                               2002                    2002              2001
                                               ----                    ----             -----
Summary of Revenue
------------------
(in millions)
Wireless internet                              $3.4                    $5.6              $4.4
Field services                                  3.0                     5.6              11.0
Transportation                                  1.7                     4.1               8.2
Telemetry                                       0.4                     0.8               1.4
Maritime and other                              0.1                     0.7              10.7
                                                ---                     ---              ----
   Service revenue                              8.6                    16.8              35.7
Equipment revenue                               0.1                     5.6               9.5
                                                ---                     ---               ---
         Total                                 $8.7                   $22.4             $45.2
                                               ====                   =====             =====



                                        Successor Company                                     Predecessor Company
                                        -----------------                                     -------------------
                                                                                                          (Restated)
                                                                                                            Three
                                    Two Months                                                              Months
                                       Ended                             One Month                        Ended June        % of
                                      June 30,     % of Service       Ended April 30     % of Service        30,           Service
                                        2002         Revenue               2002             Revenue         2001           Revenue
                                        ----         -------               ----             -------         ----           -------
Summary of Expense
------------------
(in millions)
Cost of service and operations         $10.1           117%                $6.6                150%        $19.5             105%
Cost of equipment sales                  0.8             9                  1.4                 32           9.7              52
Sales and advertising                    1.4            16                  1.0                 23           4.9              26
General and administration               3.3            38                  0.6                 14           4.9              26
Depreciation and amortization            4.1            48                  1.7                 39           8.8              48
                                         ---            --                  ---                 --           ---              --
    Total                              $19.7           229%               $11.3                257%        $47.8             258%
                                       =====           ====               =====                ====        =====             ====


                                          Successor Company                                 Predecessor Company
                                          -----------------                                 -------------------
                                                                                                           (Restated)
                                       Two Months                                                          Six Months
                                          Ended          % of             Four Months          % of        Ended June        % of
                                         June 30,       Service         Ended April 30      of Service        30,          Service
                                          2002          Revenue              2002             Revenue         2001         Revenue
                                          ----          -------              ----             -------        -----         -------
Summary of Expense
------------------
(in millions)

Cost of service and operations           $10.1           117%               $21.9                130%        $37.8            106%
Cost of equipment sales                    0.8             9                  6.0                 36          15.6            44
Sales and advertising                      1.4            16                  4.2                 25          13.5            38
General and administration                 3.3            38                  4.1                 24          11.8            33
Restructuring charges                     --              --                  0.6                  4          --              --
Depreciation and amortization              4.1            48                  6.9                 41          17.4            49
                                           ---            --                  ---                 --          ----            --
    Total                                $19.7           229%               $43.7                260%        $96.1           269%
                                         =====          ====                =====                ====        =====           ====


Three and Six Months Ended June 30, 2002 and 2001

Operations of our core wireless business have continued post-bankruptcy, and accordingly, management believes that the combined operating results of the Successor Company since May 1, 2002, and those of the Predecessor Company prior to that date provide a reasonable means for the discussion of our core operations. Accordingly, the following describes period-over-period activity assuming the combination of results from both the Successor and Predecessor Companies.

Revenue and Subscriber Statistics

Service revenues approximated $25.4 million for the six months ended June 30, 2002, which was a $10.3 million reduction as compared to the six months ended June 30, 2001. This reduction is the result of the loss of revenue associated with the sale of our satellite assets to MSV in November 2001 and the loss of royalty revenue as a result of the application of "fresh-start" accounting, offset by an increase in the revenues from our wireless internet market sector.

The tables below summarize our revenue and subscriber base for the three and six months ended June 30, 2002 (combining Predecessor and Successor Companies) and 2001. An explanation of certain changes in revenue and subscribers is set forth below.


                                              Three Months Ended June 30,
                                          -------------------------------------
Summary of Revenue                          2002 Combined          2001             Change         % Change
                                            -------------          ----             ------         --------
(in millions)                                                   (Restated)
Wireless internet                                $4.9               $2.4               $2.5           104%
Field services                                    4.4                5.1               (0.7)          (14)
Transportation                                    2.8                4.1               (1.3)          (32)
Telemetry                                         0.6                0.7               (0.1)          (14)
Maritime and other                                0.3                6.2               (5.9)          (95)
                                                  ---                ---               -----          ----
   Service revenue                               13.0               18.5               (5.5)          (30)
Equipment revenue                                 1.4                4.1               (2.7)          (66)
                                                  ---                ---               -----          ----
         Total                                 $ 14.4              $22.6              $(8.2)          (36%)
                                               ======              =====              ======          =====



                                               Six Months Ended June 30,
                                          -------------------------------------
Summary of Revenue                          2002 Combined          2001             Change         % Change
                                            -------------          ----             ------         --------
(in millions)                                (Restated)         (Restated)
Wireless internet                                $9.0               $4.4               $4.6           105%
Field services                                    8.6               11.0               (2.4)          (22)
Transportation                                    5.8                8.2               (2.4)          (29)
Telemetry                                         1.2                1.4               (0.2)          (14)
Maritime and other                                0.8               10.7               (9.9)          (93)
                                                  ---               ----               -----          ----
   Service revenue                               25.4               35.7              (10.3)          (29)
Equipment revenue                                 5.7                9.5               (3.8)          (40)
                                                  ---                ---               -----          ----
         Total                                  $31.1             $ 45.2             $(14.1)          (31)%
                                                ======            ======             =======          =====


The make up of our subscriber base was as follows:


                                                      As of June 30,
                         -------------------------------------------------------------------------
                                                                Subscribers
                                                2001           Transferred to         2001
                              2002            As Reported          MSV             As Adjusted         Change          % Change
                              ----            -----------         ----             -----------         ------          --------
Wireless internet             90,082           87,227               --               87,227              2,855            3%
Field services                35,445           40,839            (2,613)             38,226             (2,781)          (7)
Transportation                91,803           75,185            (9,619)             65,566             26,237           40
Telemetry                     29,826           21,045                --              21,045              8,781           42
Maritime and other               543           25,980           (25,102)                878               (335)         (40)
                           ---------           ------           --------                ---              -----          ----
         Total               247,699          250,276           (37,334)            212,942             34,757           16%
                             =======          =======           ========            =======             ======           ===


     o Wireless Internet: Revenue grew from $4.4 million to $9.0 million for the six month period ended June 30, 2002, as compared to the six month period ended June 30, 2001, and our subscriber base grew from 87,227 to 90,082; however, the active, revenue-producing units grew from approximately 20,000 units as of June 30, 2001, to approximately 45,000 as of June 30, 2002, or a 125% increase period over period. Revenue grew from $2.4 million to $4.9 million for the three month period ended June 30, 2002, as compared to the three month period ended June 30, 2001. The revenue growth in the Wireless Internet sector for both the three and six month periods ended June 30, 2002, as compared to the comparable periods in 2001, represents our continued focus on expanding the adoption of eLink and BlackBerryTM wireless email offerings to corporate customers with both direct sales people and reseller channel partners. Additional content services are provided by software application partners for corporate customers to access intranet and internet content, as well as document viewing and other desktop extension applications.
     o Field Services: Revenue declined from $11.0 million to $8.6 million for the six month period ended June 30, 2002, as compared to the six month period ended June 30, 2001, and our subscriber base declined from 38,226 to 35,445. Revenue declined from $5.1 million to $4.4 million for the three month period ended June 30, 2002, as compared to the three month period ended June 30, 2001. The decrease in revenue from field services was a result of contractual price reductions put into effect during the latter half of 2001 and first quarter of 2002, the sale of our satellite assets to MSV, and internal cutbacks within certain customer accounts that have gone through industry consolidations and downsizings, resulting in fewer active users on the network.
     o Transportation: Revenue for the six month period ended June 30, 2002, as compared to the six months ended June 30, 2001, declined from $8.2 million to $5.8 million; however, our subscriber base grew from 65,566 to 91,803. Revenue declined from $4.1 million to $2.8 million for the three month period ended June 30, 2002, as compared to the three month period ended June 30, 2001. The three and six month reductions in the revenue from the transportation sector were the result of the sale of our satellite assets to MSV.
     o Telemetry: Revenue for the six month period ended June 30, 2002, as compared to the six months ended June 30, 2001, declined from $1.4 million to $1.2 million; however, our subscriber base grew from 21,045 to 29,826. Revenue declined from $0.7 million to $0.6 million for the three month period ended June 30, 2002, as compared to the three month period ended June 30, 2001. Growth in revenue by new and existing telemetry customers was offset by contractual pricing reductions for one of our largest telemetry customers.
     o Maritime and other: Revenue for the six month period ended June 30, 2002, as compared to the six months ended June 30, 2001, declined from $10.7 million to $0.8 million. Revenue declined from $6.2 million to $0.3 million for the three month period ended June 30, 2002, as compared to the three month period ended June 30, 2001. The reduction in maritime and other revenue was primarily the result of (i) revenue earned in the first six and three months of 2001, respectively, from our contract to provide MSV with satellite capacity as they pursued their research and development program, as compared to no related revenue earned in the first three and six months of 2002 and (ii) the loss of revenue from the satellite business associated with the sale of the satellite business in November 2001.
     o Equipment revenue: Revenue for the six month period ended June 30, 2002, as compared to the six months ended June 30, 2001, declined from $9.5 million to $5.7 million. Revenue declined from $4.1 million to $1.4 million for the three month period ended June 30, 2002, as compared to the three month period ended June 30, 2001. The decrease in equipment revenue was primarily a result of the sale of our satellite business in November 2001 and the loss of equipment sales from that business in the first six months of 2002, as well as a write-off of deferred equipment revenue of $12.7 million as a result of "fresh-start" accounting.

The tables below summarize our operating expenses for the three and six months ended June 30, 2002 (combining Predecessor and Successor Companies) and 2001. An explanation of certain changes in operating expenses is set forth below.



                                              Three Months Ended June 30,
                                          -------------------------------------
Summary of Expenses                         2002 Combined          2001             Change         % Change
                                            -------------          ----             ------         --------
(in millions)                                                   (Restated)
Cost of service and operations                  $16.7              $19.5              ($2.8)          (14)%
Cost of equipment sales                           2.2                9.7               (7.5)          (77)
Sales and advertising                             2.4                4.9               (2.5)          (51)
General and administration                        3.9                4.9               (1.0)          (20)
Depreciation and amortization                     5.8                8.8               (3.0)          (34)
                                                  ---                ---               -----          ----
         Total                                  $31.0              $47.8             $(16.8)          (35%)
                                                =====              =====             =======          =====


                                               Six Months Ended June 30,
                                          -------------------------------------
Summary of Expenses                         2002 Combined          2001             Change         % Change
                                            -------------          ----             ------         --------
(in millions)                                (Restated)         (Restated)
Cost of service and operations                  $32.0              $37.8              $(5.8)          (15)%
Cost of equipment sales                           6.8               15.6               (8.8)          (56)
Sales and advertising                             5.7               13.5               (7.8)          (58)
General and administration                        7.4               11.8               (4.4)          (37)
Restructuring charges                             0.6                 --                0.6            --
Depreciation and amortization                    11.0               17.4               (6.4)          (37)
                                                 ----               ----               -----          ----
         Total                                  $63.5              $96.1             $(32.6)          (34)%
                                                ======             =====             =======          =====

Cost of service and operations includes costs to support subscribers, such as network telecommunications charges and site rent for network facilities, among other things. Cost of service and operations decreased from $37.8 million for the six months ended June 30, 2001 to $32.0 million for the six months ended June 30, 2002, or approximately 15%. Cost of service and operations decreased from $19.5 million for the three months ended June 30, 2001 to $16.7 million for the three months ended June 30, 2002, or approximately 14%. These decreases were a result of a decrease in communications charges associated with the sale of the satellite assets and the renegotiation of our telecommunications contract, reduced headcount levels primarily as a result of our sale of the satellite assets as well as our cost control efforts undertaken in the second half of 2001, and decreases in other costs associated with the sale of the satellite assets to MSV. These decreases were partially offset by fees incurred as a result of Motient's withdrawal from certain frequency auctions, increases in base station maintenance costs and costs associated with the increase in the number of base stations, increases in site rental costs and increases in licensing and commission payments to third parties with whom we have partnered to provide certain eLink and BlackBerryTM by Motient services.

The decrease in cost of equipment sold to $2.2 million and $6.8 million for the three and six months ended June 30, 2002, as compared to $9.7 million and $15.6 million for the three and six months ended June 30, 2001, was a result of reduced terrestrial hardware sales prices and no hardware sales in 2002 associated with the satellite voice business that was sold to MSV in November 2001. These decreases were offset by the $4.4 million write down in April 2002. This write-down compared to a charge of $4.5 million write-down in the first six months of 2001. This reduction was also a result of write-downs of deferred equipment costs of $12.7 million.

Sales and advertising expenses decreased to $2.4 million and $5.7 million for the three and six months ended June 30, 2002, as compared to $4.9 million and $13.5 million for the three and six months ended June 30, 2001. The decrease in sales and advertising expenses for the three and six months ended June 30, 2002 was primarily attributable to reductions in spending on advertising and trade shows, and decreases in headcount costs, primarily as a result of the cost savings initiatives that we undertook in the latter half of 2001 and the first quarter of 2002.

General and administrative expenses for the core wireless business decreased to $3.6 million and $7.4 million for the three and six months ended June 30, 2002, as compared to $4.9 million and $11.8 million for the three and six months ended June 30, 2001. The decrease in costs for the three and six months ended June 30, 2002 in our core wireless business general and administrative expenses was primarily attributable to savings associated with having fewer employees throughout the first three and six months ended June 30, 2002 as compared to the comparable periods of 2001, primarily as a result of the cost savings initiatives that we undertook in the latter half of 2001 and the first quarter of 2002, and reductions in regulatory expenditures.

Depreciation and amortization for the core wireless business decreased to $5.8 million and $11.0 million for the three and six months ended June 30, 2002, as compared to $8.8 million and $17.4 million for the three and six months ended June 30, 2001. The decrease in depreciation and amortization expense for the three and six months periods ended June 30, 2002 as compared to the three and six months periods ended June 30, 2001 was primarily attributable to the sale of our satellite assets to MSV in late November 2001 and the associated depreciation on those assets. This was partially offset by a write-up in FCC frequency license assets at the "fresh-start" date, which caused an increase in amortization.

As a result of our emergence from bankruptcy, certain of our non-operating expenses, such as interest expense, will be materially different that those expenses recorded in prior periods. We believe the results for the two months ended June 30, 2002, are the most reflective of our future results.

                                                Successor          Predecessor              Predecessor         Predecessor
                                                 Company             Company                 Company             Company
                                                 -------             -------                 -------             -------
                                                Two Months         Four Months              Six Months           Three Months
                                              Ended June 30,      Ended April 30,          Ended June 30,       Ended June 30,
                                                   2002                 2002                    2001                2001
                                                   ----                 ----                    ----                ----
(in thousands)                                                                               (Restated)          (Restated)

Interest Expense, net                             $(408)             $(1,850)               $(29,430)           $(14,553)
Other income, net                                    15                1,270                      --                  --
Loss on disposal of assets                           --                 (591)                   (407)                 --
Gain on sale of transportation assets                --                  372                    (525)                (26)
Loss on Rare Medium Note call option                 --                   --                 (13,800)            (13,800)
Equity in losses of XM Radio and MSV             (1,540)              (1,909)                (23,327)            (10,855)
Loss on extinguishment of debt                      $--                  $--                 $(1,925)              $(892)



Interest expense from May 1, 2002, is associated with our various debt obligations, including the $19.75 million notes payable to Rare Medium and CSFB, our capital lease obligations and our vendor financing commitment. Interest expense has decreased significantly for the three and six months ended June 30, 2002, as compared to the three and six months ended June 30, 2001, as we eliminated the majority of our debt obligations as part of our Plan of Reorganization and "fresh-start" accounting in May 2002. In comparing the three and six months ended June 30, 2002 to June 30, 2001, there have been material changes in our financial position as part of our Plan of Reorganization and "fresh-start" accounting in May 2002. As part of this Plan of Reorganization, we cancelled approximately $380 million of notes and other liabilities, which materially altered the balance of our liabilities on its balance sheet and related interest expense requirements.

Certain other transaction in 2002 and 2001 caused variations for the three and six months ended June 30, 2002, as compared to the three and six months ended June 30, 2001. For the three and six months ended June 30, 2001, we recorded a loss on a Rare Medium Note call option of $13.8 million. There were no similar losses for the three and six months ended 2002.

Effective May 1, 2002, we are required to reflect our equity share of the losses of MSV, up to our cost basis of approximately $19.3 million. For the two months ended June 30, 2002, MSV had revenues of $4.6 million, operating expenses of $3.8 million and a net loss of $3.8 million, and we recorded our share of losses of $1.6 million.

Liquidity and Capital Resources

As of June 30, 2002, we had approximately $9.8 million of cash on hand and short-term investments.

Since emerging from bankruptcy protection in May 2002, we have undertaken a number of actions to reduce our operating expenses and cash burn rate. Our liquidity constraints have been exacerbated by weak revenue growth since emerging from bankruptcy protection, due to a number of factors including the weak economy generally and the weak telecommunications and wireless sector specifically, the financial difficulty of several of our key resellers, on whom we rely for a majority of our new revenue growth, and our continued limited liquidity which has hindered efforts at demand generation.

For a description of our significant cost reduction initiatives since emerging from bankruptcy, please see Note 6 ("Subsequent Events") of notes to consolidated financial statements.

In addition to cash generated from operations, we own a $15.0 million promissory note issued by MSV in November 2001. This note matures in November 2006, but may be fully or partially repaid prior to maturity involving the consummation of additional investments in MSV in the form of equity, debt or asset sale transactions, subject to certain to certain conditions and priorities with respect to payment of other indebtedness. There can be no assurance that any such transactions will occur, nor can there be any assurance regarding the timing of such events. Under the terms of our $19.75 million of notes issued to Rare Medium and CSFB in connection with our plan of reorganization, in certain circumstances we must use 25% of any proceeds from the repayment of the $15.0 million note from MSV to repay the Rare Medium and CSFB notes, on a pro-rata basis. Motient also owns an aggregate of $3.5 million of convertible notes issued by MSV. The convertible notes mature on November 26, 2006, bear interest at 10% per annum, compounded semiannually, and are payable at maturity. The convertible notes are convertible, at any time at our discretion, and automatically in certain circumstances, into class A preferred units of limited partnership of MSV. For a discussion of certain recent developments regarding MSV, please see Note 6 ("Subsequent Events") of notes to consolidated financial statements.

Subsequent to the end of the period covered by this report, we entered into a $12.5 million term credit facility. Please see Note 6 ("Subsequent Events") of notes to consolidated financial statements.

Our future financial performance will depend on our ability to continue to reduce and manage operating expenses, as well as our ability to grow revenue. We may lose certain revenues from major customers due to churn and migration to alternative technologies. Our future financial performance also could be negatively affected by unforeseen factors and unplanned expenses.

As described in Note 6 ("Subsequent Events") of notes to consolidated financial statements, in December 2002 we entered into an agreement with UPS pursuant to which UPS prepaid an aggregate of $5 million in respect of network airtime service to be provided beginning January 1, 2004. The $5 million prepayment will be credited against airtime services provided to UPS beginning January 1, 2004, until the prepayment is fully credited. Based on UPS' current level of network airtime usage, we do not expect that UPS will be required to make any cash payments to us in 2004 for service provided during 2004. If UPS does not make any cash payments to us in 2004, our cash flows from operations in 2004 will decline, and our liquidity and capital resources could be materially and negatively affected.

As described above in Note 6 ("Subsequent Events") of notes to consolidated financial statements, UPS has substantially completed its migration to next generation network technology, and its monthly airtime usage of our network has declined significantly. There are no minimum purchase requirements under our contract with UPS, and the contract may be terminated by UPS on 30 days' notice. While we expect that UPS will remain a customer for the foreseeable future, over time we expect that the bulk of UPS' units will migrate to another network.

Until June of 2003, UPS had maintained its historical level of payments to mitigate the near-term revenue and cash flow impact of its recent and anticipated continued reduced network usage. However, beginning in July of 2003, the revenues and cash flow from UPS declined significantly. We are planning a number of initiatives to offset the loss of revenue and cash flow from UPS, including the following:

     o    further reductions in our employee and network infrastructure costs;

     o growth in new revenue from our recently-announced carrier relationships with Verizon Wireless and T-Mobile, under which we will be selling voice and data services on such carrier's next generation wireless networks as a master agent;

     o increased revenue growth from our various telemetry applications and initiatives; and

     o enhancements to our liquidity which are expected to involve the sale of certain frequency assets, such as the recently announced sales of certain specialized mobile radio, or SMR, licenses to Nextel Communications Inc.

We continue to pursue all potential funding alternatives. Among the alternatives for raising additional funds are the issuances of debt or equity securities, other borrowings under secured or unsecured loan arrangements, and sales of assets. There can be no assurance that additional funds will be available to us on acceptable terms or in a timely manner.

We expect to continue to require significant additional funds before we begin to generate cash in excess of our operating expenses, and do not expect to begin to generate cash from operations in excess of our cash operating costs until the first quarter of 2005, at the earliest. Also, even if we begin to generate cash in excess of our operating expenses, we expect to continue to require significant additional funds to meet remaining interest obligations, capital expenditures and other non-operating cash expenses.

We are in the process of evaluating our future strategic direction. We have been forced to take drastic actions to reduce operating costs and preserve our remaining cash. For example, in February 2004 we effected a reduction in force that reduced our workforce from approximately 166 to 112 employees. The substantial elimination of sales and other personnel may have a negative effect on our future revenues and growth prospects and our ability to support new product initiatives and generate customer demand. Cash generated from operations may not be sufficient to pay all of our obligations and liabilities, and if we are not able to obtain other sources of funding or obtain relief from our creditors, we may not be able to continue as a going concern.

Our projected cash requirements are based on certain assumptions about our business model, including, specifically, assumed rates of growth in subscriber activations and assumed rates of growth of service revenue. While we believe these assumptions are reasonable, these growth rates continue to be difficult to predict, and there is no assurance that the actual results that are experienced will meet the assumptions included in our business model and projections. If the future results of operations are significantly less favorable than currently anticipated, our cash requirements will be more than projected, and we may require additional financing in amounts that will be material. The type, timing and terms of financing that we select will be dependent upon our cash needs, the availability of financing sources and the prevailing conditions in the financial markets. We cannot guarantee that additional financing sources will be available at any given time or available on favorable terms.

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

Motient's Chapter 11 Filing and Plan of Reorganization

Under our Plan of Reorganization, all then-outstanding shares of our pre-reorganization common stock and all unexercised options and warrants to purchase our pre-reorganization common stock were cancelled. The holders of $335.0 million in senior notes exchanged their notes plus accrued interest for 25,000,000 shares of our new common stock. Some of our other creditors received an aggregate of 97,256 shares of our new common stock in settlement for amounts owed to them. These shares were issued upon completion of the bankruptcy claims process; however, the value of these shares has been recorded in the financial statements as if they had been issued on the effective date of the reorganization. Holders of our pre-reorganization common stock received warrants to purchase an aggregate of approximately 1,496,512 shares of common stock. The warrants may be exercised to purchase shares of Motient common stock at a price of $.01 per share, will expire May 1, 2004, or two years after the effective date of reorganization, and will not be exercisable unless and until the average closing price of Motient's common stock over a period of ninety consecutive trading days is equal to or greater than $15.44 per share. All warrants issued to the holders of our pre-reorganization common stock, including those shares held by our 401(k) savings plan, have been recorded in the financial statements as if they had been issued on the effective date of the reorganization. Also, in July 2002, Motient issued to Evercore Partners LP, financial advisor to the creditors' committee in Motient's reorganization, a warrant to purchase up to 343,450 shares of common stock, at an exercise price of $3.95 per share. The warrant was dated May 1, 2002, and has a term of five years. If the average closing price of Motient's common stock for thirty consecutive trading days is equal to or greater than $20.00, Motient may require Evercore to exercise the warrant, provided the common stock is then trading in an established public market. The value of this warrant has been recorded in the financial statements as if it had been issued on May 1, 2002.

Further details regarding our Plan of Reorganization are contained in Motient's disclosure statement with respect to the Plan of Reorganization, which was filed as Exhibit 99.2 to our current report on Form 8-K dated March 4, 2002.

Summary of Liquidity and Financing

As of June 30, 2002, Motient had the following sources of financing in place:

     o MSV issued a $15.0 million note to Motient as part of the November 26, 2001 asset sale. The note matures in November 2006, but is payable sooner in certain circumstances involving the consummation of additional investments in MSV, subject to certain to certain conditions and priorities with respect to payment of other indebtedness. There can be no assurances that this note will be repaid prior to its stated maturity date or that MSV will have the resources to repay such note when due. Of the $15.0 million of proceeds from this note, $3.75 million would be required to be used to prepay a pro-rata portion of the $19.0 million note payable to Rare Medium and the $750,000 note payable to CSFB. Motient also owns an aggregate of

          $3.5 million of convertible notes issued MSV. The convertible notes mature on November 26, 2006, bear interest at 10% per annum, compounded semiannually, and are payable at maturity. The convertible notes are convertible, at any time at our discretion, and automatically in certain circumstances, into class A preferred units of limited partnership of MSV. The convertible notes are convertible, at any time, into MSV's Preferred Units. For a discussion of certain recent developments relating to MSV, please see Note 6 ("Subsequent Events") of notes to consolidated financial statements.

As of June 30, 2002, Motient had the following financing obligations outstanding:

     o Note payable to Rare Medium in the amount of $19.0 million. The note was issued by a subsidiary of Motient Corporation, MVH Holdings Inc., that owns 100% of Motient Ventures Holding Inc., which owns all of our interests in MSV. The note matures on May 1, 2005 and carries annual interest at 9%. The note allows us to elect to add interest to the principal or pay interest in cash. The note requires that it be prepaid using 25% of the proceeds of any repayment of the $15.0 million note receivable from MSV.

     o Note payable to CSFB in the amount of $750,000. The note was also issued by MVH Holdings Inc. The note matures on May 1, 2005 and carries annual interest at 9%. The note allows us to elect to add interest to the principal or pay interest in cash. The note requires that it be prepaid using 25% of the proceeds of any repayment of the $15.0 million note receivable from MSV.

     o A capital lease for network equipment acquired in July 2000. The lease has a term of three years and an effective interest rate of 12.2%, and as of June 30, 2002, had a balance of $6.6 million.

     o A capital lease for telecommunications equipment acquired in September of 2000. The lease has a term of three years and an effective interest rate of 13.3%, and as of June 30, 2002, had a balance of $0.4 million.

     o A vendor financing commitment from Motorola to provide up to $15.0 million of vendor financing to finance up to 75% of the purchase price of additional terrestrial network base stations. Loans under this facility, which are held by Motient Communications Inc., bear interest at a rate equal to LIBOR plus 7.0% and are guaranteed by Motient Corporation and Motient Holdings Inc. The terms of the facility require that amounts borrowed be secured by the equipment purchased therewith. As of June 30, 2002, $3.3 million was outstanding under this facility at 9.6%. In December 2001, all principal payments under this arrangement were deferred for twelve months, with the next scheduled payment due April 1, 2003. No additional amounts may be drawn under this facility.

Subsequent to the end of the period covered by this report, we entered into a new $12.5 million term credit facility, and restructured our existing debt obligations with Motorola and Hewlett-Packard Financial Services Company. Please see Note 6 ("Subsequent Events") of notes to consolidated financial statements.

Commitments

As of June 30, 2002, we had no outstanding commitments to purchase inventory.

In May 2002, the FCC filed a proof of claim with the United States Bankruptcy Court, asserting a pre-petition claim in the approximate amount of $1.0 million fees incurred as a result of our withdrawal from certain auctions. Under our court-approved Plan of Reorganization, subsequent to June 30, 2002 the FCC's claim was classified as an "other unsecured" claim and the FCC was issued a pro rata portion of 97,256 shares of common stock issued to creditors with allowed claims in such class. We recorded a $1.0 million expense in April 2002 for this claim.

At April 30 2002, we had certain contingent and/or disputed obligations under our satellite construction contract entered into in 1995, which contained flight performance incentives payable by us to the contractor if the satellite performed according to the contract. Upon the implementation of the Plan of Reorganization, this contract was terminated, and in satisfaction of all amounts alleged to be owed by us under this contract, the contractor received a pro-rata portion of the 97,256 shares issued to creditors holding allowed unsecured claims. The shares were issued upon closure of the bankruptcy claims process subsequent to June 30, 2002.

Please see Note 6 ("Subsequent Events") of notes to consolidated financial statements.

Summary of Cash Flow for the two months ended June 30, 2002 (Successor Company), and the four months ended April 30, 2002 and the six months ended June 30, 2001 (Predecessor Company)


                                                         Successor
                                                          Company                       Predecessor Company
                                                          -------                       -------------------
                                                         Two Months                                   (Restated)
                                                           Ended          Four Months Ended        Six Months Ended
                                                       June 30, 2002        April 30, 2002           June 30,2001
                                                       -------------        --------------           ------------
Cash used in operating activities                          $(6,803)            $(14,546)                $(55,596)

Cash (used in) provided by investing activities               (408)                (122)                  47,808

Cash (used in) provided by financing activities:
      Equity issuances                                           -                   17                      259
      Debt payments on capital leases, vendor                 (644)              (1,273)                  (5,482)
      financing
      Net proceeds from debt issuances                           -                    -                   16,375
      Other                                                      -                    -                     (567)
                                                             -----                -----                    -----
Cash (used in) provided by financing activities               (644)              (1,256)                  10,585
                                                              -----              -------                  ------

Total change in cash                                       $(7,855)            $(15,924)                  $2,797
                                                           --------            ---------                  ------

Cash and cash equivalents, end of period                    $9,608              $17,463                   $5,317
                                                            ======              =======                   ======


Cash used in operating activities decreased for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001, as a result of a decrease in operating losses, an increase in funds provided by working capital and the decrease in our cash interest expense as a result of our reorganization.

We continue to work on reducing our operating expenses and working capital requirements. We expect that cash used in operating activities will be reduced going forward as a result of the cost saving measures that we have put into place and our anticipated revenue growth.

The decrease in cash provided by investing activities for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 was primarily attributable to the sale in 2001 of two million shares of our XM Radio stock for net proceeds of approximately $33.5 million, the funding of the $20.5 million second quarter 2001 high yield interest payment out of the escrow account, offset by a $5.0 million reduction in capital spending.

The decrease in cash provided by financing activities for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 was a result of a net decrease in borrowings and lower vendor debt and capital lease repayments, primarily as a result of our deferral until 2003 of any payments due under our vendor financing agreement.

Other

On May 1, 2002, the effective date of our Plan of Reorganization, the financing agreements that included restrictions on our ability to pay dividends were terminated as part of the implementation of our Plan of Reorganization; however, we have never paid dividends and do not expect to do so in the near future.

Regulation

For a discussion of material regulatory matters affecting our business, please see Note 5 ("Legal and Regulatory Matters") and Note 6 ("Subsequent Events") of notes to consolidated financial statements.

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

"Fresh-Start" Accounting

In accordance with Statement of Position No. 90-7, effective May 1, 2002, we adopted "fresh start" accounting and allocated the reorganization value of $221 million to our assets in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations".

We have allocated the $221 million reorganization value among our assets based upon our estimates of the fair value of our assets and liabilities. In the case of current assets, we concluded that their carrying values approximated fair values. The values of our frequencies and our investment in and notes receivable from MSV were based on independent analyses presented to the bankruptcy court. The value of our investment in MSV was subsequently modified as it had not been appropriately calculated as of May 1, 2002 due to certain preference rights for certain classes of shareholders in MSV. The value of our fixed assets was based upon an estimate of replacement cost, for which we believe that our recent purchases represent a valid data point. Software and customer related intangibles values were determined based on third party valuations as of May 1, 2002.

For a complete description of the application of "Fresh-Start" Accounting, please refer to Note 2 ("Significant Accounting Policies, Motient's Chapter 11 Filing and Plan of Reorganization and "Fresh-Start" Accounting") of notes to consolidated financial statements.

Inventory

Inventory, which consists primarily of communication devices and accessories, such as power supplies and documentation kits, are stated at the lower of cost or market. Cost is determined using the weighted average cost method. We periodically assess the market value of our inventory, based on sales trends and forecasts and technological changes and record a charge to current period income when such factors indicate that a reduction to net realizable value is appropriate. We consider both inventory on hand and inventory which we have committed to purchase, if any. Periodically, we will offer temporary discounts on equipment purchases. The value of this discount is recorded as a cost of sale in the period in which the sale occurs.

Investment in MSV and Note Receivable from MSV

As a result of the application of "fresh-start" accounting and subsequently modified (see below), the notes and investment in MSV were valued at fair value and we recorded an asset in the amount of approximately $53.9 million representing the estimated fair value of our investment in and note receivable from MSV. Included in this investment is the historical cost basis of our common equity ownership of approximately 48% as of May 1, 2002, or approximately $19.3 million. In accordance with the equity method of accounting, we recorded our approximate 48% share of MSV losses against this basis.

Approximately $21.6 million of the $40.9 million value attributed to MSV is the excess of fair value over cost basis and is amortized over the estimated lives of the underlying MSV assets that gave rise to the basis difference. We are amortizing this excess basis in accordance with the pro-rata allocation of various components of MSV's intangible assets as determined by MSV through recent independent valuations. Such assets consist of FCC licenses, intellectual property and customer contracts, which are being amortized over a weighted-average life of approximately 12 years.

Additionally, we have recorded the $15.0 million note receivable from MSV, plus accrued interest thereon at its fair value, estimated to be approximately $13.0 million, after giving affect to discounted future cash flows at market interest rates. This note matures in November 2006, but may be fully or partially repaid prior to maturity in certain circumstances involving the consummation of additional investments in MSV, subject to certain to certain conditions and priorities with respect to payment of other indebtedness.

In November 2003, we engaged CTA to perform a valuation of our equity interests in MSV as of December 31, 2002. Concurrent with CTA's valuation, Motient reduced the book value of its equity interest in MSV from $54 million (inclusive of Motient's $2.5 million convertible note from MSV) to $41 million as of May 1, 2002 to reflect certain preference rights on liquidation of certain classes of equity holders in MSV. Including its note receivable from MSV ($13 million at May 1, 2002), the book value of Motient's aggregate interest in MSV as of May 1, 2002 was reduced from $67 million to $53.9 million.

The valuation of our investment in MSV and our note receivable from MSV are ongoing assessments that are, by their nature, judgmental given that MSV is not traded on a public market and is in the process of developing certain next generation technologies, which depend on approval by the FCC. While the financial statements currently assume that there is value in our investment in MSV and that the MSV note is collectible, there is the inherent risk that this assessment will change in the future and we will have to write down the value of this investment and note.

Deferred Taxes

We have generated significant net operating losses for tax purposes through June 30, 2002; however, we have had our ability to utilize these losses limited on two occasions as a result of transactions that caused a change of control in accordance with the Internal Revenue Service Code Section 382. Additionally, since we have not yet generated taxable income, we believe that our ability to use any remaining net operating losses has been greatly reduced; therefore, we have fully reserved for any benefit that would have been available as a result of our net operating losses.

Revenue Recognition

We generate revenue principally through equipment sales and airtime service agreements and consulting services. In 2000, we adopted SAB 101 which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. In certain circumstances, SAB 101 requires us to defer the recognition of revenue and costs related to equipment sold as part of a service agreement. Revenue is recognized as follows:

Service revenue: Revenues from our wireless services are recognized when the services are performed, evidence of an arrangement exists, the fee is fixed and determinable and collectibility is probable. Service discounts and incentives are recorded as a reduction of revenue when granted, or ratably over a contract period. We defer any revenue and costs associated with activation of a subscriber on our network over an estimated customer life of two years.

To date, the majority of our business has been transacted with telecommunications, field services, natural resources, professional service and transportation companies located throughout the United States. We grant credit based on an evaluation of the customer's financial condition, generally without requiring collateral or deposits. We establish a valuation allowance for doubtful accounts receivable for bad debt and other credit adjustments. Valuation allowances for revenue credits are established through a charge to revenue, while valuation allowances for bad debts are established through a charge to general and administrative expenses. We assess the adequacy of these reserves quarterly, evaluating factors such as the length of time individual receivables are past due, historical collection experience, the economic environment and changes in credit worthiness of our customers. As of June 30, 2002, we had a valuation allowance of approximately 22% of our accounts receivable. We believe that our established valuation allowance was adequate as of June 30, 2002 and 2001. If circumstances related to specific customers change or economic conditions worsen such that our past collection experience and assessments of the economic environment are no longer relevant, our estimate of the recoverability of our trade receivables could be further reduced.

Equipment and service sales: We sell equipment to resellers who market our terrestrial product and airtime service to the public. We also sell our product directly to end-users. Revenue from the sale of the equipment as well as the cost of the equipment, are initially deferred and are recognized over a period corresponding to our estimate of customer life of two years. Equipment costs are deferred only to the extent of deferred revenue.

Long-lived Assets:

In January 2002, we adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires that purchased goodwill and indefinite-lived intangibles no longer be amortized but instead be reviewed for impairment and written down in the periods in which the carrying amount is more than fair value. We had approximately $5.0 million of recorded goodwill as of January 1, 2002. However, as part of our adoption of fresh-start accounting, our recorded goodwill was reduced to zero.

We account for our FCC licenses as finite-lived intangibles and amortizes them over a 20-year estimated life. As described in Note 6 of notes to consolidated financial statements, we are monitoring a pending FCC rulemaking proposal that may affect its 800 MHz spectrum, and we may change our accounting policy for FCC licenses in the future as new information is available.

On January 1, 2002, we also adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". The statement requires that all long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured on a net realizable value basis and will not include amounts for future operating losses. The statement also broadens the reporting requirements for discontinued operations to include disposal transactions of all components of an entity (rather than segments of a business). Components of an entity include operations and cash flows that can be clearly distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. Subsequent to the period covered by this report, we engaged an outside valuation expert to value certain of our assets as of December 31, 2002 to test for potential impairment of certain of our long-lived assets under SFAS No. 144. This testing included valuations of software and customer-related intangibles. Based on these tests, no impairment charges were required. The adoption of SFAS No. 144 had no material impact to our consolidated financial statements.

Recent Accounting Standards

In February, 2002, EITF No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)", was issued to provide guidance on whether consideration paid by a vendor to a reseller should be recorded as expenses or against revenues. We have reviewed EITF No. 01-09 and believe that all such consideration is properly recorded by us as operating expenses. We adopted the provisions of this consensus on January 1, 2002 and it had no material impact on our consolidated financial statements.

In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinded three previously issued statements and amended SFAS No. 13, "Accounting for Leases". The statement provides reporting standards for debt extinguishments and provides accounting standards for certain lease modifications that have economic effects similar to sale-leaseback transactions. We adopted SFAS No. 145 as of our "fresh-start" accounting date of May 1, 2002. In accordance with SFAS No. 145, we have reclassified all prior period extraordinary losses on extinguishment of debt as ordinary non-operating losses on extinguishment of debt.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. Previous accounting guidance was provided by EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 replaces EITF No. 94-3. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We adopted SFAS No. 146 as of January 1, 2003 and this adoption had no material impact on our consolidated financial statements.

In November 2002, the EITF reached consensus on EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables". This consensus requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. The sale of our equipment with related services constitutes a revenue arrangement with multiple deliverables. We will be required to adopt the provisions of this consensus for revenue arrangements entered into after June 30, 2003, and we have decided to apply it on a prospective basis. Motient does not have any revenue arrangements that would have a material impact on our financial statements with respect to EITF No. 00-21.

In November 2002, the FASB issued FASB Interpretation, or FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. However, a liability does not have to be recognized for a parent's guarantee of its subsidiary's debt to a third party or a subsidiary's guarantee of the debt owed to a third party by either its parent or another subsidiary of that parent. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 irrespective of the guarantor's fiscal year end. The disclosure requirements of FIN No. 45 are effective for financial statements with annual periods ending after December 15, 2002. Motient does not have any guarantees that would require disclosure under FIN No. 45.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure - an Amendment to SFAS No. 123". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 for public companies. This statement is effective for fiscal years beginning after December 15, 2002. We will adopt the disclosure requirements of SFAS No. 148 as of January 1, 2003 and plan to continue to follow the provisions of APB Opinion No. 25 for accounting for stock based compensation.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities -- An Interpretation of ARB No. 51", which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 provides guidance related to identifying variable interest entities (previously known generally as special purpose entities, or SPEs) and determining whether such entities should be consolidated. FIN No. 46 must be applied immediately to variable interest entities created or interests in variable interest entities obtained, after January 31, 2003. For those variable interest entities created or interests in variable interest entities obtained on or before January 31, 2003, the guidance in FIN No. 46 must be applied in the first fiscal year or interim period beginning after June 15, 2003. We have reviewed the implications that adoption of FIN No. 46 would have on our financial position and results of operations and do not expect it to have a material impact.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies the characteristics of an obligation of the issuer. This standard is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We have determined that we do not have any financial instruments that are impacted by SFAS No. 150.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures
----------------------------------

We maintain disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our filings and reports under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. Such information is accumulated and communicated to our management, including our principal executive officer (currently executive vice president, chief financial officer and treasurer) and chief financial officer (or persons performing such functions), as appropriate, to allow timely decisions regarding required disclosure. Our management, including the principal executive officer (currently our executive vice president, chief financial officer and treasurer) and the chief financial officer (or persons performing such functions), recognizes that any set of disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Within 90 days prior to the filing date of this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer (currently our executive vice president, chief financial officer and treasurer), chief financial officer and chief accounting officer (or persons performing such functions), of the effectiveness of our disclosure controls and procedures. Based on this evaluation, we concluded that our disclosure controls and procedures required improvement.

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

As a result of these improvements, management believes that its disclosure controls and procedures, though not as mature or as formal as management intends them ultimately to be, are adequate and effective under the circumstances, and that there are no material inaccuracies or omissions in this quarterly report on Form 10-Q. Any issues that arise out of the disclosure controls and procedures described would ultimately be reviewed by Motient's audit committee.

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

While management has moved expeditiously and committed considerable resources to address the identified internal control deficiencies, management has not been able to fully execute all of the salutary procedures and actions it deems desirable. It will take some additional time to realize all of the benefits of management's initiatives, and we are committed to undertaking ongoing periodic reviews of our internal controls to assess the effectiveness of such controls. We believe the effectiveness of our internal controls is improving and we further believe that the financial statements included in this quarterly report on Form 10-Q are fairly stated in all material respects. However, new deficiencies may be identified in the future. Management expects to continue its efforts to improve internal controls with each passing quarter.

Our current auditors, Ehrenkrantz Sterling & Co. LLC, agree with the reportable conditions identified by our management and PricewaterhouseCoopers and have communicated this to our audit committee.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

Please see the discussion regarding Legal Proceedings contained in Note 5 ("Legal and Regulatory Matters") of notes to consolidated financial statements, which is incorporated by reference herein.


Item 2.  Changes in Securities and Use of Proceeds

(a) Under our Plan of Reorganization that became effective on May 1, 2002, all then-outstanding shares of our pre-reorganization common stock and all unexercised options and warrants to purchase our pre-reorganization common stock were cancelled. The holders of $335 million in senior notes exchanged their notes for 25,000,000 shares of our common stock. Certain of our other creditors received an aggregate of 97,256 shares of our common stock in settlement for amounts owed to them. Holders of our pre-reorganization common stock received warrants to purchase an aggregate of approximately 1,496,512 shares of common stock. The warrants may be exercised to purchase shares of Motient common stock at a price of $.01 per share, will expire May 1, 2004, or two years after the effective date of reorganization, and will not be exercisable unless and until the average closing price of Motient's common stock over a period of ninety consecutive trading days is equal to or greater than $15.44 per share.

(c) In July 2002, Motient issued to Evercore Partners LP, financial advisor to the creditors' committee in Motient's reorganization, a warrant to purchase up to 343,450 shares of common stock, at an exercise price of $3.95 per share. The warrant has a term of five years. If the average closing price of Motient's common stock for thirty consecutive trading days is equal to or greater than $20.00, Motient may require Evercore to exercise the warrant, provided the common stock is then trading in an established public market. The warrant was issued in reliance upon the exemption contained in Section 1145(a) of the Bankruptcy Code, which exempts the offer and sale of securities under a Plan of Reorganization from registration under the Securities Act.

     In December 2002, Motient issued to three affiliates of CTA, a consultant to the Company, warrants to purchase an aggregate of 500,000 shares of common stock, for an aggregate purchase price of $25,000. The warrants have an exercise price of $3.00 per share and a term of five years. The warrants were issued in reliance upon the exemption provided by Rule 506 under the Securities Act of 1933, as amended, and/or in reliance on the exemption afforded by Section 4(2) of the Securities Act.

Item 3.  Defaults Upon Senior Securities

After having filed for protection under Chapter 11 of the Bankruptcy Code on January 10, 2002, Motient emerged from bankruptcy protection on May 1, 2002, the effective date of Motient's Plan of Reorganization. Accordingly, during the period April 1, 2002 through May 1, 2002, i.e., prior to the effective date of its reorganization plan, Motient was in default of its obligations on the following senior debt securities outstanding during such period: (i) approximately $367 million aggregate principal amount (and accrued interest) owing with respect to the 12.25% senior notes due 2008 issued by Motient Holdings Inc. in 1998, and (ii) approximately $27.0 million aggregate principal amount and accrued interest owed to Rare Medium under certain promissory notes issued in 2001. Pursuant to Motient's Plan of Reorganization, the foregoing debt securities were extinguished, effective May 1, 2002, and the holders of such securities received new debt and equity securities issued by Motient in accordance with the terms of its Plan of Reorganization. See "Motient's Chapter 11 Filing and Plan of Reorganization and "Fresh Start" Accounting" under Note 2 of notes to consolidated financial statements included in this report.



Item 4.        Submission of Matters to a Vote of Security Holders

     (a) At the annual meeting of the stockholders of Motient held on July 11, 2002, the matters described under (b) and (c) below were voted upon.

     (b) The following nominees, constituting all of Motient's directors, were elected to Motient's board of directors:


                                                 Votes For                             Abstain
         Jared E. Abbruzzese                    19,659,067                             18,386
         Gerald S. Kittner                      19,659,067                             18,386
         Walter V. Purnell, Jr.                 19,659,067                             18,386
         Steven G. Singer                       19,659,067                             18,386
         W. Bartlett Snell                      19,659,067                             18,386
         Jonelle St. John                       19,659,067                             18,386
         Brandon G. Stranzl                     19,659,067                             18,386

         TOTAL                                  19,659,067                             18,386


               (c) The vote on the approval of the "Motient Corporation 2002 Stock Option Plan" was 6,362,940 for, 4,194,635 against, 10,819 abstaining, and 9,109,059 not voting.

Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits.

         The Exhibit Index filed herewith is incorporated herein by reference.

(b)      Current Reports on Form 8-K.

                  On June 4, 2002, the Company filed a Current Report on Form 8-K, in response to Item 4, reporting that the Company had dismissed its independent auditors, Arthur Andersen LLP, effective of May 31, 2002.

                  On July 10, 2002, the Company filed a Current Report on Form 8-K, in response to Item 4, reporting that the Company had engaged PricewaterhouseCoopers LLP as its independent auditors.

                  On July 30, 2002, the Company filed a Current Report on Form 8-K, in response to Item 5, reporting that the Company had effected a reduction in its workforce and that the Executive Vice President and Chief Financial Officer had resigned.

                  On August 19, 2002, the Company filed a Current Report on Form 8-K, in response to Item 5, reporting that the Company did not file its second quarter report on Form 10-Q by the filing deadline.

                  On November 14, 2002, the Company filed a Current Report on Form 8-K, in response to Item 5, reporting that the Company would not be filing its third quarter report on Form 10-Q by the filing deadline.

                  On January 28, 2003, the Company filed a Current Report on Form 8-K, in response to Item 5, reporting that the Company had entered into a new $12.5 million term credit facility.

                  On March 14, 2003, the Company filed a Current Report on Form 8-K, in response to Item 5, to provide an update on the status of certain unresolved accounting matters.

                  On April 23, 2003, the Company filed a Current Report on Form 8-K, in response to Item 4, reporting that the Company had dismissed its independent auditors, PricewaterhouseCoopers LLP, and engaged Ehrenkrantz Sterling & Co. LLC as its independent auditors.

                  On July 29, 2003, the Company filed a Current Report on Form 8-K, in response to Item 5, reporting certain changes to its board of directors.

                  On August 6, 2003, the Company filed a Current Report on Form 8-K, in response to Item 5, to report a recent transaction with Nextel and to provide an update on the status of its periodic SEC reports.

                  On November 4, 2003, the Company filed a Current Report on Form 8-K, in response to Item 5, to report an update of recent transaction with Nextel, to report the loss of its largest customer UPS, and to provide an update on the status of its periodic SEC reports.

                  On December 11, 2003, the Company filed a Current Report on Form 8-K, in response to Item 5, to report a recent transaction with Nextel.

                  On February 12, 2004, the Company filed a Current Report on Form 8-K, in response to Item 5, to report the termination of employment of Walter V. Purnell, Jr., as the Company's President and Chief Executive Officer, and to provide an update on the status of its periodic SEC reports.

                  On February 20, 2004, the Company filed a Current Report on Form 8-K, in response to Item 5, to report a reduction in personnel.

                  On March 9, 2004, the Company filed an amendment to Current Report on Form 8-K/A, in response to Item 4, to report the dismissal of PricewaterhouseCoopers as its independent auditors for the period May 1, 2002 to December 31, 2002 and the engagement of Ehrenkrantz Sterling & Co. LLC as the Company's independent auditors for the period May 1, 2002 to December 31, 2002.

                                  CERTIFICATION

         The undersigned, in his capacity as the Executive Vice President, Chief Financial Officer and Treasurer of Motient Corporation, and being the principal executive officer and the principal financial officer, as the case may be, provides the following certifications required by 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Certification of Executive Vice President, Chief Financial Officer and Treasurer

         I, Christopher W. Downie, hereby certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Motient Corporation, a Delaware corporation (the "Company");

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

         4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Company and have:

            (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

            (b) Evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as a date 90 days prior to the filing date of this quarterly report; and

            (d) Disclosed in this report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and

         5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

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

                                     /s/ Christopher W. Downie
                                     -----------------------------------------
                                     Christopher W. Downie

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

                                     MOTIENT CORPORATION
                                     (Registrant)


March 19, 2004                       /s/Christopher W. Downie
                                     -----------------------------------------
                                     Christopher W. Downie
                                     Executive Vice President,
                                     Chief Financial Officer and
                                     Treasurer
                                     (principal financial and accounting
                                     officer and duly authorized
                                     officer to sign on behalf
                                     of the registrant)



                                  EXHIBIT INDEX

Number   Description

10.22*   -        Form of Warrant to purchase up to 500,000 shares of the Company's common stock at an exercise price of $3.00 per share issued to certain affiliates of Communication Technology Advisors LLC
                  (filed herewith).

31.1     -        Certification Pursuant to Rule 13a-14(a)/15d-14(a), of the Executive Vice President, Chief
                  Financial Officer and Treasurer (principal executive officer) (incorporated by reference to the signature page of this Quarterly Report on Form 10-Q).

31.2     -        Certification Pursuant to Rule 13a-14(a)/15d-14(a), of the Executive Vice President, Chief
                  Financial Officer and Treasurer (incorporated by reference to the signature page of this
                  Quarterly Report on Form 10-Q).

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

99.1     -        Written Statement of the Executive Vice President, Chief Financial Officer and Treasurer
                  (principal executive officer) Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18
                  U.S.C. Section 1350)

99.2     -        Written Statement of the Executive Vice President, Chief Financial Officer and Treasurer
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
                  (incorporated by reference to Exhibit 99.1 filed herewith)


------------------------------------