Form 10-Q
period 2002-09-30
MOTIENT CORP
filed 2004-03-22
CIK 913665

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002
                           Commission File No. 0-23044
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

                                 ---------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No[X]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No[X]

Number of shares of common stock outstanding at March 10, 2004: 25,245,777

                                Introductory Note

This quarterly report on Form 10-Q relates to the quarter ended September 30, 2002. We did not file a report on Form 10-Q for this period previously because we have only recently completed our financial statements for this period.

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

We recently completed our financial statements as of and for the three-month and nine-month periods ended September 30, 2002, which are included in this report. These financial statements give effect to the accounting treatment with respect to the MSV and Aether transactions that was agreed to be appropriate as a result of the above-described process. In addition, as a result of the our reaudit of the years ended December 31, 2000 and 2001 performed by our current independent accounting firm, Ehrenkrantz Sterling & Co. LLC, certain additional financial statement adjustments were proposed and accepted by us for the periods noted above (See Note 2 of notes to consolidated financial statements). The 2001 comparative financial statements provided herein have been restated and have been reviewed by Ehrenkrantz Sterling & Co. LLC (see Note 6 of notes to consolidated financial statements, "Subsequent Events").

Concurrently with the filing of this report, we are also filing our quarterly report on Form 10-Q for the quarter ended June 30, 2002, our annual report on Form 10-K for the year ended December 31, 2002, and an amendment to our quarterly report on Form 10-Q/A for the quarter ended March 31, 2002. Such reports include financial statements that give effect to the accounting treatment with respect to the MSV, Aether transactions and certain additional financial statement adjustments that was agreed to be appropriate as a result of the above-described process. The 2001 comparative financial statements provided therein have been restated and have been reviewed by Ehrenkrantz Sterling & Co. LLC.

There have been a number of significant developments regarding Motient's business, operations, financial condition, liquidity, and outlook subsequent to September 30, 2002. Information regarding such matters is contained in this report in Note 6 ("Subsequent Events") of notes to consolidated financial statements, as well as in our other reports that are being filed concurrently with this report. We urge you to read our quarterly reports on Form 10-Q for the quarter ended June 30, 2002, the Form 10-Q/A for the quarter ended March 31, 2002 and our annual report on Form 10-K for the year ended December 31, 2002, as well as our reports and filings with the SEC filed after the date hereof, for more information regarding recent developments and current matters.

On January 10, 2002, we filed for protection under Chapter 11 of the Bankruptcy Code. Our Amended Joint Plan of Reorganization was filed with the United States Bankruptcy Court for the Eastern District of Virginia on February 28, 2002. The plan was confirmed on April 26, 2002, and became effective on May 1, 2002. In the consolidated financial statements provided herein, all results for periods prior to May 1, 2002 are referred to as those of the "Predecessor Company" and all results for periods including and subsequent to May 1, 2002 are referred to as those of the "Successor Company". Due to the effects of the "fresh start" accounting, results for the Predecessor Company and the Successor Company are not comparable (See Note 2, "Significant Accounting Policies," of notes to consolidated financial statements).

References in this report to "Motient" and "we" or similar or related terms refer to Motient Corporation and its wholly-owned subsidiaries together, unless the context of such references requires otherwise.



                               MOTIENT CORPORATION
                                    FORM 10-Q
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2002

                                TABLE OF CONTENTS

                                                                                                               PAGE
                                     PART I
                              FINANCIAL INFORMATION

        Item 1. Financial Statements

               Consolidated Statements of Operations for the Three and Five
               Months Ended September 30, 2002 5 (Successor Company), the Four
               Months Ended April 30, 2002 (Predecessor Company) and the Three
               and Nine Months Ended September 30, 2001 (Predecessor Company)                                      5

               Consolidated Balance Sheets as of September 30, 2002 (Successor Company) and December 31,           6
               2001 (Predecessor Company)

               Condensed Consolidated Statements of Cash Flows for the Five Months Ended September 30,             7
               2002 (Successor Company), the Four Months Ended April 30, 2002 (Predecessor Company), and
               the Nine Months Ended September 30, 2001 (Predecessor Company)

               Notes to Consolidated Financial Statements                                                          8


        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations             46


        Item 3. Quantitative and Qualitative Disclosures about Market Risk                                        69

        Item 4. Controls and Procedures                                                                           69


                                                      PART II
                                                 OTHER INFORMATION

        Item 1. Legal Proceedings                                                                                 74

        Item 2. Changes in Securities and Use of Proceeds                                                         74

        Item 3. Defaults Upon Senior Securities                                                                   74

        Item 6. Exhibits and Reports on Form 8-K                                                                  75




PART I- FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Motient Corporation and Subsidiaries
                      Consolidated Statements of Operations
                      (in thousands, except per share data)


                                                                                                       (Restated)       (Restated)
                                                         Successor        Successor    Predecessor     Predecessor     Predecessor
                                                           Company          Company       Company        Company         Company
                                                       Three Months      Five Months    Four Months   Three Months     Nine Months
                                                           Ended            Ended          Ended          Ended           Ended
                                                      September 30,    September 30,      April 30,    September 30,  September 30,
                                                            2002             2002           2002           2001            2001
                                                            ----             ----           ----           ----            ----
                                                       (Unaudited)      (Unaudited)      (Audited)     (Unaudited)     (Unaudited)
REVENUES
   Services and related revenue                          $12,953          $21,539        $16,809        $16,760         $52,423
   Sales of equipment                                        344              477          5,564          6,787          16,329
                                                             ---              ---          -----          -----          ------

      Total revenues                                      13,297           22,016         22,373         23,547          68,752
                                                          ------           ------         ------         ------          ------

COSTS AND EXPENSES

   Cost of services and operations (exclusive of          14,233           24,359         21,909         17,957          55,719
       depreciation and amortization below)
   Cost of equipment sold (exclusive of                      438            1,258          5,980          9,079          24,713
       depreciation and amortization below)
   Sales and advertising                                   1,754            3,163          4,287          5,526          18,987
   General and administrative                              3,027            6,360          4,130          4,206          16,018
     Restructuring Charge                                     25               25            584          4,739           4,739
   Depreciation and amortization                           5,949           10,057          6,913          8,835          26,220
                                                           -----           ------          -----          -----          ------

      Operating loss                                     (12,129)         (23,206)       (21,430)       (26,795)        (77,644)
                                                         --------         --------       --------       --------       --------

   Interest expense, net                                    (575)            (983)        (1,850)       (16,543)        (46,971)
    Interest and other income, net                            --               15          1,270             --             998
    Gain (loss) on disposal of assets                     (1,193)          (1,193)          (591)            --            (407)
    Gain (loss) on sale of transportation assets              --               --            372            (67)           (592)
    Rare Medium merger costs                                  --               --             --         (4,054)         (4,054)
    Gain on Rare Medium Note call option                      --               --             --         15,312           1,512
    Loss on extinguishment of debt                            --               --             --           (653)         (2,578)
   Equity in loss of XM Radio and Mobile Satellite
       Ventures                                           (2,747)          (4,287)        (1,909)       (16,836)        (40,163)
                                                          -------          -------        -------       --------       --------
    (Loss) income before reorganization items            (16,644)         (29,654)       (24,138)       (49,636)       (169,899)
                                                         --------         --------       --------       --------      ---------

    Reorganization items:
         Costs associated with debt restructuring             --               --        (22,324)            --              --
         Gain on extinguishment of debt                       --               --        183,725             --              --
         Gain on fair market adjustment of assets             --               --         94,715             --              --
                                                                                          ------

    (Loss) income before income taxes                   ($16,644)        ($29,654)      $231,978       ($49,636)      ($169,899)
                                                        ---------        ---------      --------       ---------      ----------

Income tax provision                                          --               --             --             --              --

   Net (loss) income                                    ($16,644)        ($29,654)      $231,978       ($49,636)      ($169,899)
                                                        =========        =========      ========       =========      ==========

Basic and Diluted (Loss) Income Per Share of
Common Stock:
   Net (Loss) Income, basic and diluted                  ($0.66)          ($1.18)         $3.98         ($0.99)          ($3.39)
                                                         =======          =======         =====         =======          =======

Weighted-Average Common Shares Outstanding - basic        25,097           25,097         58,251         50,175          50,175
and diluted                                             ========         ========        ========      =========         ======


The accompanying notes are an integral part of these consolidated financial statements.



                      Motient Corporation and Subsidiaries
                           Consolidated Balance Sheets
                 (in thousands, except share and per share data)


                                                                                                               (Restated)
                                                                                       Successor              Predecessor
                                                                                        Company                 Company
                                                                                  September 30, 2002       December 31, 2001
         ASSETS                                                                       (Unaudited)               (audited)

         CURRENT ASSETS:
            Cash and cash equivalents                                                      $3,565              $33,387
              Short-term investments                                                           50                   --
            Accounts receivable-trade, net of allowance for doubtful accounts of
               $1,869 at September 30, 2002 and $964 at December 31, 2001                  10,884               11,491
            Inventory                                                                       1,238                6,027
            Due from Mobile Satellite Ventures, net                                           326                  521
              Deferred equipment costs                                                      1,859               13,662
            Other current assets                                                            8,274               16,566
                                                                                            -----               ------
                Total current assets                                                       26,196               81,654
                                                                                           ------               ------

         PROPERTY AND EQUIPMENT, net                                                       50,371               64,001
         FCC LICENSES AND OTHER INTANGIBLES, net                                           97,110               46,650
         GOODWILL                                                                              --                4,981
         INVESTMENT IN AND NOTES RECEIVABLE FROM MSV                                       50,527               30,126
         DEFERRED CHARGES AND OTHER ASSETS                                                  1,377               13,053
                                                                                            -----               ------
                Total assets                                                             $225,581             $240,465
                                                                                         ========             ========

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

         CURRENT LIABILITIES:
            Accounts payable and accrued expenses                                         $14,475               50,274
            Deferred revenue and other current liabilities                                  4,995               25,716
             Senior Notes, net of discount                                                     --              329,371
             Rare Medium note payable                                                          --               26,910
             Vendor financing commitment, current                                             655                   --
            Obligations under capital leases, current                                       4,561                8,691
                                                                                            -----                -----
                Total current liabilities                                                  24,686              440,962
                                                                                           ------              -------

         LONG-TERM LIABILITIES
            Capital lease obligations, net of current portion                               1,780                  257
            Vendor financing commitment , net of current portion                            2,661                3,316
              Notes payable, including accrued interest thereon                            20,495                   --
            Other long-term liabilities                                                     4,471               27,079
                                                                                            -----               ------
                Total long-term liabilities                                                29,407               30,652
                                                                                           ------               ------
                Total liabilities                                                          54,093              471,614
                                                                                           ------              -------

         STOCKHOLDERS' EQUITY (DEFICIT):
         Preferred Stock; par value $0.01; authorized 5,000,000 shares at
            September 30, 2002; authorized 200,000 shares at December 31, 2001;
            no shares issued or outstanding at September 30, 2002 or
            December 31, 2001                                                                  --                  --
         Common Stock; voting, par value $0.01; 100,000,000 shares authorized and 25,097,256 shares issued and outstanding at September 30,
            2002; 150,000,000 shares authorized and 55,027,000 shares issued
            and outstanding at December 31, 2001                                              251                  557
         Additional paid-in capital                                                       197,814              988,355
         Deferred stock compensation                                                           --                 (433)
         Common stock purchase warrants                                                     3,077               93,730
         Accumulated deficit                                                              (29,654)          (1,313,358)
                                                                                          --------          -----------
         STOCKHOLDERS' EQUITY (DEFICIT)                                                   171,488             (231,149)
                                                                                          -------             ---------
         Total liabilities and stockholders' equity (deficit)                            $225,581             $240,465
                                                                                         ========             ========

The accompanying notes are an integral part of these consolidated financial statements.



                      Motient Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)


                                                                                                             (Restated)
                                                                                                            Predecessor
                                                                       Successor            Predecessor        Company
                                                                        Company               Company        Nine Months
                                                                      Five Months Ended     Four Months         Ended
                                                                      September 30,       Ended April 30,    September 30,
                                                                           2002                2002             2001
                                                                           ----                ----             ----
                                                                        (Unaudited)           (audited)      (Unaudited)
        CASH FLOWS FROM OPERATING ACTIVITIES:
                 Net cash used in operating activities                $(11,874)             $(14,546)        $(71,901)
                                                                      ---------             ---------        ---------

        CASH FLOWS FROM INVESTING ACTIVITIES:
                 Purchase of short-term and restricted investments         (50)                   --              494
                 Proceeds from sales of assets                             616                    --               --
                 Proceeds from sales of transportation assets               --                   372               --
                 Proceeds from the sale of XM Radio stock                   --                    --           33,539
                 Receipt of Senior Note interest from escrow                --                    --           20,503
                 Investment in MSV                                        (957)                   --               --
                 Additions to property and equipment                      (299)                 (494)          (7,624)
                                                                          -----                 ----           -------
                 Net cash (used in) provided by investing                 (690)                 (122)          46,912
                                                                          -----                 -----          ------
                 activities

        CASH FLOWS FROM FINANCING ACTIVITIES:
                 Proceeds from issuance of equity securities                --                    17              402
                 Principal payments under capital leases                (1,334)               (1,273)          (5,840)
                 Principal payments under Vendor Financing                  --                    --           (3,197)
                 Repayment of Bank Financing                                --                    --          (20,750)
                 Proceeds from Bank Financing                               --                    --            6,000
                 Proceeds from Rare Medium Note                             --                    --           50,000
                 Debt issuance costs                                        --                    --           (1,062)
                                                                        -------               -------          -------
        Net cash (used in) provided by financing activities             (1,334)               (1,256)          25,553
                                                                        -------               -------          ------

        Net (decrease) increase in cash and cash equivalents           (13,898)              (15,924)             564
        CASH AND CASH EQUIVALENTS, beginning of period                  17,463                33,387            2,520
                                                                        ------              --------            -----

        CASH AND CASH EQUIVALENTS, end of period                        $3,565               $17,463           $3,084
                                                                        ======               =======           ======


 The accompanying notes are an integral part of these consolidated financial statements.


                      MOTIENT CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (Unaudited)

1.  ORGANIZATION AND BUSINESS

Motient Corporation (with its subsidiaries, "Motient" or the "Company") provides two-way mobile communications services principally to business-to-business customers and enterprises. Motient serves a variety of markets including mobile professionals, telemetry, transportation and field service. Motient provides its eLinksm brand two-way wireless email services to customers accessing email through corporate servers, Internet Service Providers, Mail Service Provider accounts, and paging network service providers. Motient also offers BlackBerry TM by Motient, a wireless email solution developed by Research In Motion ("RIM") and licensed to operate on Motient's network. BlackBerry TM by Motient is designed for large corporate accounts operating in a Microsoft Exchange or Lotus Notes environment. The Company considers the two-way mobile communications service described in this paragraph to be its core wireless business.

Motient presently has six wholly-owned subsidiaries. Motient had a 25.5% interest (on a fully-diluted basis) in MSV as of September 30, 2002. For further details regarding Motient's interest in MSV, please see Note 6 ("Subsequent Events -- Developments Relating to MSV"). Motient Communications, Inc. ("Motient Communications") owns the assets comprising Motient's core wireless business, except for Motient's Federal Communication Commission ("FCC") licenses, which are held in a separate subsidiary, Motient License Inc. ("Motient License"). Motient License was formed on March 16, 2004, as part of Motient's amendment of its credit facility, as a special purpose wholly-owned subsidiary of Motient Communications and holds all of the FCC licenses formerly held by Motient Communications. A pledge of the stock of Motient License, along with the other assets of Motient Communications, secures borrowings under the term credit facility, and a pledge of the stock of Motient License secures, on a second priority basis, borrowings under the Company's vendor financing facility with Motorola. For further details regarding the formation of Motient License, please see "Subsequent Events - $12.5 Million Term Credit Facility". Motient's other four subsidiaries hold no material operating assets other than the stock of other subsidiaries and Motient's interests in MSV. On a consolidated basis, we refer to Motient Corporation and its six wholly-owned subsidiaries as "Motient."

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

For a discussion of certain significant recent developments and trends in Motient's business after the end of the period covered by this report, please see Note 6 ("Subsequent Events"). The 2001 financial results and the 2002 financial results for the period January 1, 2002 to April 30, 2002 are herein referred to as "Predecessor Company" results and the financial results for the period May 1, 2002 to September 30, 2002 included herein are referred to as "Successor Company" results.

XM Radio

Throughout 2001, Motient disposed of its equity interest in XM Satellite Radio Holdings Inc. ("XM Radio"), a public company, and as of November 19, 2001, did not hold any interest in XM Radio. For the period from January 1, 2001 through November 19, 2001, the Company accounted for its investment in XM Radio pursuant to the equity method of accounting. For the nine months ended June 30, 2001, the Company recorded proceeds of approximately $33.5 million from the sale in 2001 of two million shares of its XM Radio stock. For the three-months and nine-months ended September 30, 2001, the Company recorded equity in losses of XM Radio of $16.8 million and $40.2 million, respectively.

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

On November 26, 2001, Motient sold the assets comprising its satellite communications business to MSV, as part of a transaction in which certain other parties joined MSV, including TMI Communications and Company Limited Partnership ("TMI"), a Canadian satellite services provider. In consideration for its satellite business assets, Motient received the following: (i) a $24 million cash payment in June 2000, (ii) a $41 million cash payment paid at closing on November 26, 2001, net of $4 million retained by MSV to fund the Company's future sublease obligations to MSV for rent and utilities through August 2003 and (iii) a five-year $15 million note. In this transaction, TMI also contributed its satellite communications business assets to MSV. In addition, Motient purchased a $2.5 million convertible note issued by MSV, and certain other investors, including a subsidiary of Rare Medium Group, Inc. ("Rare Medium"), purchased a total of $52.5 million of convertible notes. The Company realized a gain of approximately $29.8 million on the sale of its net assets; however, 48% of the gain, or $14.3 million, was deferred and will be recognized over five years. Under SAB No. 51, Motient also recorded a write-up in its investment in MSV of $12.7 million as a result of TMI's contribution of its satellite business to MSV. Given the early-stage nature of MSV's operations, this write-up was recorded directly to additional paid-in-capital.

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

The Company's $15 million note from MSV is subject to prepayment in certain circumstances where MSV receives cash proceeds from equity, debt or asset sale transactions. There can be no assurance that any such transactions will occur, nor can there be any assurance regarding the timing of such events. Any additional investment in MSV and any related repayment of the $15.0 million note may not occur before Motient needs the funds from the repayment of such note. In addition, 25% of the proceeds of any repayment of the $15.0 million note from MSV must be allocated to prepay pro-rata both the Rare Medium and CSFB notes. The allocation of the 25.5% of the proceeds will be made in accordance with Rare Medium's and CSFB's relative outstanding balance at the time of prepayment. If not repaid earlier, the $15.0 million note from MSV, including accrued interest thereon, becomes due and payable on November 25, 2006; however, there can be no assurance that MSV would have the ability, at that time, to pay the amounts due under the note. Motient has recorded the $15.0 million note receivable from MSV, plus accrued interest thereon at its fair market value, estimated to be approximately $13.0 million at the May 1, 2002 "fresh-start" accounting date, after giving effect to discounted future cash flows at market interest rates.

In July 2002, MSV commenced a rights offering seeking total funding in the amount of $3.0 million. While the Company was not obligated to participate in the offering, the Company's board determined that it was in the Company's best interests to participate so that its interest in MSV would not be diluted. On August 12, 2002, the Company funded an additional $957,000 to MSV pursuant to this offering, and received a new convertible note in such amount. This rights offering did not impact the Company's ownership position in MSV.

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

As of September 30, 2002, the Company had an ownership percentage, on an undiluted basis, of approximately 48% of the common and preferred units of MSV, and approximately 55% of the common units. Assuming that all of MSV's outstanding convertible notes are converted into limited partnership units of MSV, as of September 30, 2002 Motient had a 33.3% partnership interest in MSV on an "as converted" basis giving effect to the conversion of all outstanding convertible notes of MSV, and 25.5% on a fully-diluted basis, assuming certain other investors exercise their right to make additional investment in MSV as a result of the FCC ATC application process.

For a discussion of certain recent developments regarding MSV, please see Note 6 ("Subsequent Events").

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared by the Company and are unaudited. The results of operations for the three and five months ended September 30, 2002, and the four months ended April 30, 2002, are not necessarily indicative of the results to be expected for any future period or for the full fiscal year. In the opinion of management, all adjustments (consisting of normal recurring adjustments unless otherwise indicated) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2002, and for all periods presented have been made. Footnote disclosure has been condensed or omitted as permitted in interim financial statements.

Motient's Chapter 11 Filing and Plan of Reorganization and "Fresh-Start" Accounting

On January 10, 2002, the Company filed for protection under Chapter 11 of the Bankruptcy Code. The Company's Amended Joint Plan of Reorganization was filed with the United States Bankruptcy Court for the Eastern District of Virginia on February 28, 2002. The cases were jointly administered under the case name "In Re Motient Corporation, et. al.," Case No. 02-80125. The Company's Plan of Reorganization was confirmed on April 26, 2002 and the Company's emergence from bankruptcy became effective on May 1, 2002 (the "Effective Date"). The Company adopted "fresh start" accounting as of May 1, 2002 in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." The Company determined that its selection of May 1, 2002 versus April 26, 2002 for the "fresh start" date was more convenient for financial reporting purposes and that the results for the period from April 26, 2002 to May 1, 2002 were immaterial to the consolidated financial statements. All results for periods prior to the Effective Date are referred to as those of the "Predecessor Company" and all results for periods including and subsequent to the Effective Date are referred to as those of the "Successor Company."

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



         Postpetition current liabilities                                            $49.9 million
         Liabilities deferred pursuant to chapter 11 proceedings                     401.1 million
                                                                                     -------------
         Total postpetition liabilities and allowed claims                           451.0 million
         Reorganization value                                                       (221.0 million)
                                                                                    ---------------
         Excess of liabilities over reorganization value                           $(230.0 million)
                                                                                   ================

The reorganization value of Motient was determined by considering several factors and by reliance on various valuation methods. For the valuation of the core wireless business, consideration was given to discounted cash flows and price/earnings and other applicable ratios, a liquidation value analysis, comparable company trading multiples, and comparable acquisition multiple analysis. The factors considered by Motient included the following:

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

After consideration of the Company's debt capacity, and after extensive negotiations among parties in interest, it was agreed that Motient's reorganization capital structure should be as follows:

         Notes payable to Rare Medium and CSFB                            $19.8 million
         Stockholders' Equity                                             201.2 million
                                                                          -------------
                                                                         $221.0 million
                                                                         ==============



The Company allocated the $221.0 million reorganization value among its net assets based upon its current estimates of the fair value of its assets. In the case of current assets, with the exception of inventory, the Company concluded that their carrying values approximated fair values. The values of the Company's frequencies and its investment in and note receivable from MSV were based on independent analyses presented to the bankruptcy court and subsequently adjusted as discussed above. The value of the Company's fixed assets was based upon a recent valuation of the Company's software and estimates of replacement cost for network and other equipment, for which the Company believes that its recent purchases represent a valid data point. The value of the Company's other intangible assets was based on third party valuations as of May 1, 2002.

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

The effect of the plan of reorganization and application of "fresh-start" accounting on the Predecessor Company's balance sheet as of April 30, 2002, is as follows:


                                                                     Debt
                                                                   Discharge                Fresh
                                                Preconfirmation       and                   Start           Reorganized
                                                  Predecessor      Exchange              Adjustments         Successor
(in thousands)                                     Company(j)      of Stock                  (s)              Company
                                                   ----------      --------              -----------          -------
Assets:
Current assets
  Cash                                                $17,463                                                   $17,463
  Receivables                                          10,121                                                    10,121
  Inventory                                             8,194                              (4,352)                3,842
  Deferred equipment costs                             11,766                             (11,766)      (e)          --
  Other current assets                                 11,443                                                    11,443
                                                       ------                             -------                ------
     Total current assets                              58,987                             (16,118)               42,869
Property and equipment                                 58,031                              (1,553)      (i)      56,478
FCC Licenses and other intangibles                     45,610                              56,866    (f)(i)     102,476
Goodwill                                                4,981                              (4,981)      (i)          --
Investment in and notes receivable
  from MSV                                             27,262                              26,593       (f)      53,855
Other long-term assets                                  2,864                              (1,141)      (e)       1,723
                                                        -----                             -------                 -----
    Total Assets                                     $197,735                             $59,666              $257,401
                                                     ========                             =======              ========

Liabilities & Stockholders' (Deficit) Equity
Liabilities Not Subject to Compromise:
Current liabilities:
   Current maturities of
      capital leases                                   $4,096                                                    $4,096
   Accounts payable - trade                             1,625                                                     1,625
   Vendor financing                                       655                                                       655
   Accrued expenses                                    15,727                                                    15,727

                                                                                                        (g)
   Deferred revenue                                    23,284                             (18,913)      (e)       4,371
                                                       ------                             --------                -----
                                                       45,387                             (18,913)               26,474
  Long term liabilities:
    Vendor financing                                    2,661                                                     2,661
    Capital lease obligation                            3,579                                                     3,579
    Deferred revenue                                   19,931                             (16,136)      (e)(g)    3,795


Liabilities Subject to Compromise:
   Prepetition liabilities                              8,785           (8,785)   (a)                                --
   Senior note, including
      accrued interest thereon                        367,673         (367,673)   (b)                                --
   Rare Medium Note, including
     accrued interest thereon                          27,030          (27,030)   (c)                                --
                                                       ------          -------                                   ------
                                                      403,488         (403,488)                                      --
Rare Medium and CSFB Notes                                 --           19,750    (a)(c)                         19,750
                                                      -------           ------                                   ------



   Total liabilities                                  475,046         (383,738)           (35,049)               56,259

Stockholders' (deficit) equity:
    Common stock - old                                    584             (584)   (h)                                --
    Common stock - new                                                     251    (d)                               251
    Additional paid-in capital                        988,531         (988,531)                                 197,814
                                                                       197,814    (d)(h)
    Common stock purchase
        warrants - old                                 93,730          (93,730)   (h)
    Common stock purchase
        warrants - new                                                   3,077    (d)                             3,077

    Deferred stock compensation                          (336)             336    (h)                                --

    Retained (deficit) earnings                    (1,359,820)       1,359,820             94,715                    --
                                                   -----------        (183,725)            ------               -------
                                                                       (94,715)   (d)(h)
                                                                       183,725    (h)

Stockholders' Equity (Deficit)                       (277,311)         383,738             94,715               201,142
                                                     ---------         -------             ------               -------
Total Liabilities & Stockholders' Equity
(Deficit)                                            $197,735        $      --            $59,666              $257,401
                                                     ========        =========            =======              ========


(a)      Represents the cancellation of the following liabilities:
              i.     Amounts due to Boeing                             $1,533
              ii.    Amounts due to CSFB                                2,000
              iii.   Amounts due to JP Morgan Chase                     1,550
              iv.    Amounts due to Evercore Partners LP ("Evercore")   1,948
              v.     Amounts due to the FCC                             1,003
              vi.    Other amounts                                        751
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

Restatement of Financial Statements

Subsequent to the issuance of the Company's financial statements for the quarter ended March 31, 2002 and years ended December 31, 2000 and 2001, the Company became aware that certain accounting involving the effects of several complex transactions from these years, including the formation of and transactions with a joint venture, MSV in 2000 and 2001 and the sale of certain of our transportation assets to Aether Systems, Inc. ("Aether") in 2000, required revision. These transactions were described in more detail in Motient's Forms 10-K for the periods ended December 31, 2000 and December 31, 2001, Note 13, "Business Acquisitions and Dispositions". In addition, as a result of the Company's re-audit of the years ended December 31, 2001 and 2000 performed by the Company's current independent accounting firm, Ehrenkrantz Sterling & Co. LLC, certain accounting adjustments were proposed and accepted by the Company. A description of these adjustments is provided below.

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

Allocation of initial proceeds from MSV formation transactions in June 2000. In the June 2000 transaction with MSV, Motient Services received $44 million from MSV. This amount represented payments due under a research and development agreement, a deposit on the purchase of certain of Motient's assets at a future date, and payment for a right for certain of the investors in MSV to convert their ownership in MSV into shares of common stock of Motient. Since the combined fair value of the three components exceeded $44 million, based on valuations of each component, Motient initially allocated the $44 million of proceeds first to the fair value of the research and development agreement and then the remaining value to the asset deposit and investor conversion option based on their relative fair values. Upon review, Motient has determined to allocate the $44 million of proceeds first to the investor conversion option based on its fair value, with the remainder to the research and development agreement and asset deposit based on their relative fair values. The effect of this reallocation is to increase shareholders' equity at the time of the initial recording by $12 million, as well as to reduce subsequent service revenue by $1.1 million and $3.3 million for the three and nine months ended September 30, 2001, respectively, as a result of the lower recorded value allocated to the research and development agreement.

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

Motient deferred the $15 million perpetual license payment, which was then amortized into revenue over a five-year period, the estimated life of the customer contracts sold to Aether at the time of the transaction. Upon review, Motient has determined that the $15 million in deferred revenue should be recognized over a four year period, which represents the life of a network airtime agreement that Motient entered into with Aether at the time of the closing of the asset sale. The decrease in the amortization period resulted in increased revenue of $188,000 and $563,000 for the three and nine months ended September 30, 2001, respectively.

Recognition of costs associated with certain options granted to Motient employees who were subsequently transferred to Aether upon consummation of the sale of the Company's transportation business to Aether in November 2000. Motient valued the vested options based on their fair value at the date of the consummation of the asset sale and recorded that value against the gain on the sale of the assets to Aether. Upon review, Motient has determined to value these vested options as a repricing under the intrinsic value method, with any charge recorded as an operating expense. In addition, for each subsequent quarter for which the unvested options continued to vest, Motient had valued these options on a fair value basis and recorded any adjustment in value as an operating expense. Upon review, Motient has determined that any adjustments in value should have been reflected as an increase or reduction of the gain on the sale of the assets to Aether. The revised accounting resulted in no increases in expenses for the three months ended September 30, 2001 and $1.0 million for the nine months ended September 30, 2001.

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

Recognition of costs associated with inventory write-downs. Motient has restated its consolidated financial statements in 2000 to recognize an additional $1 million in Cost of Goods Sold for inventory write-downs previously recognized in 2001. In addition, Motient has restated its consolidated financial statements for the three-months ended March 31, 2002 to recognize an additional $0.4 million in Cost of Good Sold for inventory write-downs not previously recorded.

Summary of Impact of the Restatement

The revised accounting treatment described above required that certain adjustments be made to the income statements and balance sheets for the three and nine months ended September 30, 2002. The effect of these adjustments is illustrated in the table below. Certain of the adjustments are based on assumptions that we have made about the fair value of certain assets.


                                             Three Months          Nine Months
                                                 Ended                Ended
                                              September 30,        September30,
                                                  2001                 2001
                                                  ----                 ----
(in thousands)
Statement of operations data
Net Revenue, as previously reported            $24,447              $71,511
   Adjustments                                    (900)              (2,759)
As restated                                     23,547               68,752

Net Operating Loss, as previously reported     (25,933)             (76,374)
   Adjustments                                    (862)              (1,270)
As restated                                    (26,795)             (77,644)

Net Loss, as previously reported               (48,707)            (168,037)
   Adjustments                                    (929)             (1,862)
As restated                                    (49,636)            (169,899)

Basic and Fully Diluted Loss Per Share of
Common Stock, as previously reported            (0.97)              (3.36)
   Adjustments                                  (0.02)              (0.03)
As restated                                     (0.99)              (3.39)

Balance sheet data
Total Assets, as previously reported           448,542              448,542
   Adjustments                                     932                  932
As restated                                    449,474              449,474

Total Liabilities, as previously reported      610,106              610,106
   Adjustments                                  (6,051)              (6,051)
As restated                                    604,055              604,055

Stockholders' Equity, as previously
reported                                      (161,564)            (161,564)
   Adjustments                                   6,910                6,910
As restated                                   (154,654)            (154,654)

Total Liabilities & Stockholders' Equity,
as previously reported                         448,542              448,542
   Adjustments                                     932                  932
As restated                                   $449,474             $449,474


Consolidation

The consolidated financial statements include the accounts of Motient and its wholly-owned subsidiaries. All significant inter-company transactions and accounts have been eliminated.

Cash Equivalents

The Company considers highly liquid investments with original or remaining maturities at the time of purchase of three months or less at the time of acquisition to be cash equivalents

Short-term Investments

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

In April 2002, after assessing its ability to recover the full value of certain components of its inventory associated with a product launched in March 2002 for which the Company had not seen very substantial adoption rates, as well as the Company's adoption of reduced pricing policies for older generation wireless internet products in the second quarter of 2002 in order to incentivize certain customers, the Company recorded inventory write-downs to cost of equipment sold to reduce inventory amounts to its net realizable value, in the amount of $4.4 million (pre-May 1, 2002). The Company has no further plans or commitments to purchase any additional older generation inventory. Additionally, the Company recorded a charge in the five-month period ended September 30, 2002, of approximately $0.7 million associated with prepaid license fees of this new product.

Periodically, the Company will offer temporary discounts on equipment sales to customers. The value of this discount is recorded as a cost of sale in the period in which the sale occurs.

The Predecessor Company recorded a charge in the amount of $5.8 million in the nine month period ended September 30, 2001, associated with the write down of its inventory to estimated fair value.

Concentrations of Credit Risk

For the three months ended September 30, 2002, four customers accounted for approximately 44% of the Company's service revenue, with two customers, United Parcel Service of America, Inc. ("UPS") and SkyTel Communications, Inc. ("SkyTel"), each accounting for more than 10%, and one of those customers, SkyTel, a subsidiary of MCI WorldCom, Inc., accounting for approximately 15% of the Company's service revenue for the three month period. As of September 30, 2002, Skytel represented 24% of the Company's net accounts receivable, of which 42% was greater than 30 days past due.

For the five months ended September 30, 2002, four customers accounted for approximately 44% of the Company's service revenue, with two of those customers, UPS and SkyTel, each accounting for more than 10%, with SkyTel accounting for approximately 14% of the Company's service revenue, excluding the amounts reserved for below, all of which the Company believed was fully collectible.

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

Due to the bankruptcy of WorldCom, as of September 30, 2002 the Company reserved 100% of all amounts then due from Skytel, until such time as the Company determined that the amounts became fully collectible without any right of recourse. In October of 2002, the Company received payment from SkyTel of a significant portion of the amount of the Company's pre-petition claim amount. Since the date of WorldCom's Chapter 11 filing, SkyTel has remained current on its obligations under the Company's contract with SkyTel.

Software Development Costs

During 1998, the Company adopted SOP No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Net capitalized internal use software costs are included in property and equipment in the accompanying consolidated balance sheets and are amortized over three years.

Investment in MSV and Note Receivable from MSV

As disclosed in the Company's current report on Form 8-K dated March 14, 2003, the Company has determined that certain adjustments to our historical financial information for 2000, 2001 and 2002 are required to reflect the effects of several complex transactions, including the formation of, and transactions with, MSV. Please see the Company's Form 8-K dated March 14, 2003 for a complete discussion of such adjustments.

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

As a result of the application of "fresh-start" accounting and the subsequent modifications described below, the notes and investment in MSV were valued at fair value and the Company recorded an asset in the amount of approximately $53.9 million representing the estimated fair value of our investment in and note receivable from MSV. Included in this investment is the historical cost basis of the Company's common equity ownership of approximately 48% as of May 1, 2002, or approximately $19.3 million. In accordance with the equity method of accounting, the Company recorded its approximate 48% share of MSV losses against this basis.

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

In November 2003, Motient engaged CTA to perform a valuation of its equity interests in MSV as of December 31, 2002. Concurrent with CTA's valuation, Motient reduced the book value of its equity interest in MSV from $54 million (inclusive of Motient's $2.5 million convertible note from MSV) to $41 million as of May 1, 2002 to reflect certain preference rights on liquidation of certain classes of equity holders in MSV. Including its notes receivable from MSV ($13 million at May 1, 2002), the book value of Motient's aggregate interest in MSV as of May 1, 2002 was reduced from $67 million to $53.9 million.

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

For the five-month period ended September 30, 2002 and four-month period ended April 30, 2002, MSV had revenues of $12.2 million and $9.0 million, respectively, operating expenses of $10.6 million and $9.2 million, respectively, and a net loss of $10.4 million and $9.3 million, respectively. As discussed earlier, on November 26, 2001, Motient sold the assets comprising its satellite communications business to MSV.

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

The Company has generated significant net operating losses for tax purposes through September 30, 2002; however, it has had its ability to utilize these losses limited on two occasions as a result of transactions that caused a change of control in accordance with the Internal Revenue Service Code Section 382. Additionally, since the Company has not yet generated taxable income, it believes that its ability to use any remaining net operating losses has been greatly reduced; therefore, the Company has established a valuation allowance for any benefit that would have been available as a result of the Company's net operating losses.

Revenue Recognition

The Company generates revenue principally through equipment sales and airtime service agreements, and consulting services. In 2000, the Company adopted Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," issued by the SEC. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. In certain circumstances, SAB 101 requires the deferral of the recognition of revenue and costs related to equipment sold as part of a service agreement. Revenue is recognized as follows:

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

Property and Equipment

Property and equipment are recorded at cost and depreciated over its useful life using the straight-line method. Assets recorded as capital leases are amortized over the shorter of their useful lives or the term of the lease. The estimated useful lives of office furniture and equipment vary from two to ten years, and the network equipment is depreciated over seven years. The Company has also capitalized certain costs to develop and implement its computerized billing system. These costs are included in property and equipment and are depreciated over three years. Repairs and maintenance do not significantly increase the utility or useful life of an asset and are expensed as incurred.

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

In May 2002, the Company's board approved a new employee stock option plan with 2,993,024 authorized shares of common stock, of which options to purchase 1,621,975 shares of the Company's common stock were outstanding at September 30, 2002. See Note 6 ("Subsequent Events"). Options to purchase 5,485,088 shares of the Predecessor Company's stock were outstanding at June 30, 2001. These options were cancelled as part of the Company's reorganization.

A portion of the options granted under the 2002 stock option plan have a Company performance-based component. These options are accounted for in accordance with variable plan accounting, which requires that the value of these options be measured at their intrinsic value and any change in that value be charged to the income statement upon the determination that the fulfillment of the Company performance criteria is probable. The other options are accounted for as a fixed plan and in accordance with intrinsic value accounting, which requires that the excess of the market price of stock over the exercise price of the options, if any, at the time that both the exercise price and the number of options are known be recorded as deferred compensation and amortized over the option vesting period. As of the date of grant, the option price per share was in excess of the market price; therefore, these options are not deemed to have any value and no expense has been recorded to date.

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

Derivatives

In September 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires the recognition of all derivatives as either assets or liabilities measured at fair value, with changes in value reflected as current period income
(loss). The Company adopted SFAS No. 133 as of January 1, 2001, resulting in no material impact upon adoption.

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

Segment Disclosures

In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company had one operating segment: its core wireless business. The Company provides its core wireless business to the continental United States, Alaska, Hawaii, and Puerto Rico. The following summarizes the Company's core wireless business revenue by major market segments:


                                        Successor Company                                      Predecessor Company


                                                                                                    (Restated)         (Restated)
                                   Three Months        Five Months                                  Three Months      Nine Months
                                      Ended              Ended           Four Months Ended            Ended              Ended
                                   September 30,      September 30,          April 30,            September 30,      September 30,
                                       2002               2002                  2002                   2001              2001
                                       ----               ----                  ----                   ----              -----
Summary of Revenue
(in millions)
Wireless Internet                     $5.5               $8.9                   $5.6                   $3.2               $7.6
Field services                         4.0                6.9                    5.6                    4.4               15.4
Transportation                         2.8                4.5                    4.1                    3.6               11.8
Telemetry                              0.6                1.0                    0.8                    0.7                2.1
Maritime and other                     0.1                0.2                    0.7                    4.8               15.5
                                       ---                ---                    ---                    ---               ----
   Service revenue                    13.0               21.5                   16.8                   16.7               52.4
   Equipment revenue                   0.3                0.5                    5.6                    6.8               16.3
                                       ---                ---                    ---                    ---               ----
    Total                            $13.3              $22.0                  $22.4                  $23.5              $68.7
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

Options and warrants to purchase shares of common stock were not included in the computation of loss per share as the effect would be antidilutive for all periods. As a result, the basic and diluted earnings per share amounts for all periods presented are the same. As of September 30, 2002, there were warrants to acquire approximately 1,839,962 shares of common stock and options outstanding for 1,621,975 shares that were not included in this calculation because of their antidilutive effect for the three and five months ended September 30, 2002. For the four month period ended April 30, 2002, all options and warrants had exercise prices in excess of the fair market value of the Company's common stock, and thus options and warrants were not factored into the per share calculation. Options to purchase 5,485,088 shares of the Predecessor Company's stock were outstanding at June 30, 2001. These options were cancelled as part of the Company's reorganization.

New Accounting Pronouncements

In January 2002, the Company adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires that purchased goodwill and indefinite-lived intangibles no longer be amortized but instead be reviewed for impairment and written down in the periods in which the carrying amount is more than fair value. The Company had approximately $5.0 million of recorded goodwill as of January 1, 2002. However, as part of the Company's adoption of fresh-start accounting, the Company's recorded goodwill was reduced to zero.

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


                                                                           (Restated)
                                                                       Predecessor Company
                                                                       -------------------
                                                                Three Months           Nine Months
                                                                    Ended                 Ended
                                                                 September 30,         September 30,
                                                                     2001                  2001
                                                                     ----                  ----
(in thousands)

Net loss, as restated                                             $(49,636)             $(169,899)
Amortization of goodwill                                                77                    230
                                                                        --                    ---
Pro forma net loss, as restated                                   $(49,559)             $(169,669)
                                                                  =========             ==========

Loss per share of common stock, as restated                         $(0.99)               $(3.39)
Amortization of goodwill                                                --                     --
                                                                        --                     --
Pro forma loss per share of common stock, as restated               $(0.99)               $(3.39)
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

In February, 2002, EITF No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)," was issued to provide guidance on whether consideration paid by a vendor to a reseller should be recorded as expenses or against revenues. The Company records such consideration as operating expenses. The Company adopted the provisions of this consensus on January 1, 2002 and it had no material impact on the Company's consolidated financial statements.

In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinded three previously issued statements and amended SFAS No. 13, "Accounting for Leases". The statement provides reporting standards for debt extinguishments and provides accounting standards for certain lease modifications that have economic effects similar to sale-leaseback transactions. The Company adopted SFAS No. 145 as of its "fresh-start" accounting date of May 1, 2002. In accordance with SFAS No. 145, the Company has reclassified all prior period extraordinary losses on extinguishment of debt as ordinary non-operating losses on extinguishment of debt.

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

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities -- An Interpretation of ARB No. 51," which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 provides guidance related to identifying variable interest entities (previously known generally as special purpose entities, or SPEs) and determining whether such entities should be consolidated. FIN No. 46 must be applied immediately to variable interest entities created or interests in variable interest entities obtained, after January 31, 2003. For those variable interest entities created or interests in variable interest entities obtained on or before January 31, 2003, the guidance in FIN No. 46 must be applied in the first fiscal year or interim period beginning after June 15, 2003. The Company has reviewed the implications that adoption of FIN No. 46 would have on our financial position and results of operations and does not expect it to have a material impact.

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

Related Parties

The Company made no payments to related parties for capital assets and service-related-obligations for the four-month period ended April 30, 2002 and $408,000 for the five-month period ended September 30, 2002, as compared to $762,000 in the nine-month period ended September 30, 2001. From related parties the Company did not receive any payments for the five-months ended September 30, 2002 as compared to $1.2 million in the first nine months of 2001. As of September 30, 2002, the Company had a net due from related parties in the amount of $0.3 million.

For the three and nine months ended September 30, 2001, the Company recorded revenue from related parties in the amount of $0.7 million and $2.1 million, respectively, related to the MSV satellite capacity agreement. There were no revenues from related parties for the four months ended April 30, 2002 and the five months ended September 30, 2002.

In May 2002, the Company entered into a consulting agreement with CTA under which CTA provided consulting services to the Company. CTA's chairman, Jared E. Abbruzzese, was a director of the Company until June 20, 2003. CTA is a consulting and private advisory firm specializing in the technology and telecommunications sectors. The Company's agreement with CTA had an initial term of three months ending August 15, 2002, and was extended by mutual agreement for several additional terms of two or three months each. For the first three months of the agreement, CTA was paid a flat fee of $60,000 per month, and for the period August to September 2002, the monthly fee was $55,000. The Company has also agreed to reimburse CTA for CTA's out-of-pocket expenses incurred in connection with rendering services during the term of the agreement. This agreement was modified on January 30, 2004.

CTA had previously acted as the spectrum and technology advisor to the official committee of unsecured creditors in connection with the Company's Chapter 11 case. CTA received a total of $475,000 in fees for such advice and was reimbursed a total of $4,896 for expenses in connection with the rendering of such advice.

In July 2002, the Company's board of directors approved the offer and sale to CTA (or affiliates thereof) of a warrant (or warrants) for 500,000 shares of the Company's common stock, for an aggregate purchase price of $25,000. The warrant has an exercise price of $3.00 per share and a term of five years. These warrants were valued at $1.5 million and were recorded as a consultant compensation expense in of December of 2002. Certain affiliates of CTA purchased the warrants in December 2002.

Mr. Abbruzzese did not participate in the deliberations or vote of the Board of Directors with respect to the foregoing matters.

Except for the warrant offered to CTA described above, neither CTA, nor any of its principals or affiliates is a stockholder of Motient, nor does it hold any debt of Motient (other than indebtedness as a result of consulting fees and expense reimbursement owed to CTA in the ordinary course under the Company's existing agreement with CTA). CTA has informed us that in connection with the conduct of its business in the ordinary course, (i) it routinely advises clients in and appears in restructuring cases involving telecommunications companies throughout the country, and (ii) some of the Company's stockholders and bondholders and/or certain of their respective affiliates or principals, may be considered to be (A) current clients of CTA in matters unrelated to Motient; (B) former clients of CTA in matters unrelated to Motient; and (C) separate affiliates of clients who are (or were) represented by CTA in matters unrelated to Motient.

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

The Company continues to pursue all potential funding alternatives. Among the alternatives for raising additional funds are the issuance of debt or equity securities, other borrowings under secured or unsecured loan arrangements, and sales of assets. There can be no assurance that additional funds will be available to the Company on acceptable terms or in a timely manner. The Company's new credit facility also has certain terms and conditions, subject to limits and waivers, that restrict the Company's ability to issue additional debt securities and use the proceeds from the sale of assets. There can be no assurance that these restrictions will be waived or reduced to allow the Company to access additional funding.

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

Debt Facilities & Capital Leases

The following table outlines the Company debt facilities and capital leases as of September 30, 2002 and December 31, 2001.


                                                                    Successor Company       Predecessor Company
                                                                                               (Restated)
                                                                   September 30, 2002       December 31, 2001
                                                                   ------------------       -----------------
                                                                                  (in thousands)

                Senior Notes, net of discount                                     $--                  $329,371
                Rare Medium note payable, including                            19,717                    26,910
                accrued interest thereon
                CSFB note payable, including accrued                              778                        --
                interest thereon
                Vendor financing                                                3,316                    $3,316
                Capital leases                                                  6,341                     8,948
                                                                                -----                     -----
                                                                              $30,152                  $368,545
                Less current maturities                                         5,216                   364,972
                                                                                -----                   -------
                Long-term debt                                                $24,936                    $3,573
                                                                              -------                    ------


$335 Million Unit Offering: On March 31, 1998, Motient Holdings Inc., a wholly-owned subsidiary of Motient, issued $335 million of Units (the "Units") consisting of 12.25% Senior Notes due 2008 (the "Senior Notes"), and one warrant to purchase 3.75749 shares of common stock, subsequently adjusted to 3.83 shares of Common Stock, of the Company for each $1,000 principal amount of Senior Notes at an exercise price of $12.51 per share, subsequently adjusted to $12.28 per share. A portion of the net proceeds of the sale of the Units were used to finance the Motient Communications acquisition in 1998. In connection with the Senior Notes, Motient Holdings Inc. purchased approximately $112.3 million of restricted investments that were restricted for the payment of the first six interest payments on the Senior Notes. Interest payments are due semi-annually, in arrears, beginning October 1, 1998. The Senior Notes were jointly and severally guaranteed on a full and unconditional basis by Motient Corporation and all of its subsidiaries. The Company failed to make a semi-annual interest payment due October 1, 2001, which failure constituted an event of default under the Senior Notes. As a result of the Company's failure to make the required semi-annual interest payment, the missed interest payment accrued interest at the annual rate of 13.25%. As a result of this event of default, the Company classified the Senior Notes as current liabilities in the Consolidated Balance Sheet as of December 31, 2001. As part of the Company's Plan of Reorganization, the Senior Notes, including accrued interest thereon, were exchanged in full for new equity of the reorganized Company.

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

As a result of the delivery of the shares of XM Radio common stock described above, the maturity of the Rare Medium notes were accelerated to November 19, 2001. As of December 31, 2001, the Rare Medium notes were in default; and, therefore, the Company classified the Rare Medium notes as current liabilities in the consolidated balance sheet for 2001.

Under the Company's Plan of Reorganization, the Rare Medium notes were cancelled and replaced by a new note in the principal amount of $19.0 million. The new note was issued by a new subsidiary of Motient Corporation that owns 100% of Motient Ventures Holding Inc., which owns all of the Company's interests in MSV. The new note matures on May 1, 2005 and carries interest at 9%. The note allows the Company to elect to accrue interest and add it to the principal, instead of paying interest in cash. The note requires that it be prepaid using 25% of the proceeds of any repayment of the $15 million note receivable from MSV.

As of September 30, 2002, the principal balance on the note payable to Rare Medium was $19.0 million.

CSFB $750,000 Note: Under the Company's Plan of Reorganization, the Company issued a note to CSFB, in satisfaction of certain claims by CSFB against Motient, in the principal amount of $750,000. The new note was issued by a new subsidiary of Motient Corporation that owns 100% of Motient Ventures Holdings Inc., which owns all of the Company's interests in MSV. The new note matures on May 1, 2005 and carries interest at 9%. The note allows the Company to elect to accrue interest and add it to the principal, instead of paying interest in cash. The Company must use 25% of the proceeds of any repayment of the $15 million note receivable from MSV to prepay the CSFB note.

As of September 30, 2002, the principal balance of the note payable to CSFB was $750,000.

Vendor Financing: Motorola had entered into an agreement with the Company to provide up to $15 million of vendor financing, to finance up to 75% of the purchase price of network base stations. Loans under this facility bear interest at a rate equal to LIBOR plus 7.0% and are guaranteed by the Company and each subsidiary of Motient Holdings. The terms of the facility require that amounts borrowed be secured by the equipment purchased therewith. Advances made during a quarter constitute a loan, which is then amortized on a quarterly basis over three years. As of December 31, 2001, $3.3 million was outstanding under this facility. These balances were not impacted by the Company's Plan of Reorganization. As of September 30, 2002, $3.3 million was outstanding under a vendor financing facility with Motorola at an interest rate of 9.0%, and no additional amounts were available for borrowing.

Capital Leases: As of September 30, 2002, the Company was also a party to certain capital leases.

As of September 30, 2002, $6.0 million was outstanding under a capital lease for network equipment with Hewlett-Packard Financial Services Company
("Hewlett-Packard"). The lease has an effective interest rate of 12.2%. As of September 30, 2002, $0.3 million was outstanding under a capital lease for corporate telecommunications equipment with Avaya Financial Services.

Subsequent to the end of the period covered by this report, the Company entered into a $12.5 million term credit facility, and restructured certain of its existing debt and capital lease obligations. Please see Note 6 ("Subsequent Events").

4. COMMITMENTS AND CONTINGENCIES

As of September 30, 2002, the Company had no contractual inventory commitments.

In May 2002, the FCC filed a proof of claim with the United States Bankruptcy Court, asserting a pre-petition claim in the approximate amount of $1.0 million for fees incurred as a result of the Company withdrawing from certain auctions. Under the Company's court-approved Plan of Reorganization, the FCC's claim was classified as an "other unsecured" claim and the FCC received a pro rata portion of the 97,256 shares of common stock issued to creditors with allowed claims in such class. The Company recorded an expense in the amount of $1.0 million for this claim in April 2002.

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

The Company is subject to the Communications Assistance for Law Enforcement Act, or CALEA. Under CALEA, the Company must ensure that law enforcement agencies can intercept certain communications transmitted over its network. The deadline for complying with the CALEA requirements and any rules subsequently promulgated was June 30, 2002. Based on discussions with Federal law enforcement agencies regarding the applicability of CALEA's provisions to the Company, the Company does not believe that its network, which uses packet data technology, is subject to the requirements of CALEA. At the suggestion of Federal law enforcement agencies, the Company has developed an alternative methodology for intercepting certain communications over its network for the purposes of law enforcement surveillance. The Company believes this alternative methodology has substantially the same functionality as the standards provided in CALEA. It is possible that the Company's alternative methodology may ultimately be found not to comply with CALEA's requirements, or the Company's interpretation that CALEA does not apply to its network may ultimately be found to be incorrect. Should these events occur, the requirement to comply with CALEA could have a material adverse effect on the conduct of the Company's business and financial operations.

The Company is also subject to the FCC's universal service fund, which supports the provision of affordable telecommunications to high-cost areas, and the provision of advanced telecommunications services to schools, libraries, and rural health care providers. All of the terrestrial network revenue falls within excluded categories, thereby eliminating the Company's universal service assessments. There can be no assurances that the FCC will retain the exclusions or its current policy regarding the scope of a carrier's contribution base. The Company may also be required to contribute to state universal service programs. The requirement to make these state universal service payments, the amount of which in some cases may be subject to change and is not yet determined, may have a material adverse effect on the conduct of the Company's business.

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

On December 1, 2002, Motient entered into a letter agreement with UPS under which UPS agreed to make a series of eight prepayments to Motient totaling $5 million for future services Motient is obligated to provide after January 1, 2004. In addition to any other rights it has under its network services agreement with Motient, the letter agreement provides that UPS may terminate the network services agreement, in whole or in part, by providing 30 days notice to Motient at which point any remaining prepayment would be required to be repaid. As of July 31, 2003, all eight prepayments had been made. The $5 million prepayment will be credited against airtime services provided to UPS beginning January 1, 2004, until the prepayment is fully credited. Based on UPS' current level of network airtime usage, Motient does not expect that UPS will be required to make any cash payments to Motient in 2004 for service provided during 2004.

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


Under the credit agreement, the lenders have made commitments to lend Motient Communications up to $12.5 million. The commitments are not revolving in nature and amounts repaid or prepaid may not be reborrowed. Borrowing availability under Motient's $12.5 million term credit facility terminated on December 31, 2003. On March 16, 2004, Motient entered into an amendment to the credit facility which extended the borrowing availability period until December 31, 2004. As part of this amendment, Motient provided the lenders with a pledge of all of the stock of a newly-formed special purpose subsidiary of Motient Communications, Motient License which holds all of Motient's FCC licenses formerly held by Motient Communications. On March 16, 2004, in connection with the execution of the amendment to our credit agreement, we issued warrants to the lenders to purchase, in the aggregate, 2,000,000 shares of our common stock. The number of warrants will be reduced to an aggregate of 1,000,000 shares of common stock if, within 60 days after March 16, 2004, we obtain at least $7.5 million of additional debt or equity financing. The exercise price of the warrants is $4.88 per share. The warrants were immediately exercisable upon issuance and have a term of five years. The warrants will be valued using a Black-Scholes pricing model and will be recorded as a debt discount and will be amortized as additional interest expense over three years, the term of the related debt. The warrants are also subject to a registration right agreement. Under such agreement, we agreed to register the shares underlying the warrants upon the request of a majority of the warrant holders, or in conjunction with the registration of other common stock of the Company. We will bear all the expenses of such registration. We are also required to pay a commitment fees to the lenders of $320,000, which accrued to the principal balance of the credit facility at closing. These fees will be recorded on our balance sheet and will be amortized as additional interest expense over three years, the term of the related debt.

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

On January 27, 2003, in connection with the signing of the credit agreement, we issued warrants at closing to the lenders to purchase, in the aggregate, 3,125,000 shares of our common stock. The exercise price for these warrants is $1.06 per share. The warrants were immediately exercisable upon issuance and have a term of five years. The warrants were valued at $10 million using a Black-Scholes pricing model and have been recorded as a debt discount and are being amortized as additional interest expense over three years, the term of the related debt. Upon closing of the credit agreement, the Company paid closing and commitment fees to the lenders of $500,000. These fees have been recorded on the Company's balance sheet and are being amortized as additional interest expense over three years, the term of the related debt. Under the credit agreement, the Company must pay an annual commitment fee of 1.25% of the daily average of undrawn amounts of the aggregate commitments from the period from the closing date to December 31, 2003. In December 2003, the Company paid the lenders a commitment fee of approximately $113,000.

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

Stock Option Plan

In May 2002, the Company's board approved a new employee stock option plan with 2,993,024 authorized shares of common stock, of which options to purchase 1,670,375 shares of the Company's common stock were outstanding at September 30, 2002. The plan was approved by the Company's stockholders on July 11, 2002.

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

In November 2003, Motient engaged CTA to perform a valuation of its equity interests in MSV as of December 31, 2002. Concurrent with CTA's valuation, Motient reduced the book value of its equity interest in MSV from $54 million (inclusive of Motient's $2.5 million convertible note in MSV) to $41 million as of May 1, 2002 to reflect certain preference rights on liquidation of certain classes of equity holders in MSV. Including its note receivable from MSV ($13 million at May 1, 2002), the book value of Motient's aggregate interest in MSV as of May 1, 2002 was reduced from $67 million to $53.9 million. Also, as a result of CTA's valuation of MSV, Motient determined that the value of its equity interest in MSV was impaired as of December 31, 2002. This impairment was deemed to have occurred in the fourth quarter of 2002. Motient reduced the value of its equity interest in MSV by $15.4 million as of December 31, 2002. Including its notes receivable from MSV ($19 million at December 31, 2002), the book value of Motient's aggregate interest in MSV was $32 million as of December 31, 2002.

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

As mentioned below, on June 20, 2003, Jared Abbruzzese resigned his position as Chairman of the Board and Peter D. Aquino, a senior managing director of CTA, was elected to the Company's Board on June 20, 2003.

In November 2003, the Company engaged CTA to provide a valuation of its equity interest in MSV as of December 31, 2002. CTA was paid $150,000 for this valuation.

On January 30, 2004, the Company engaged CTA to act as chief restructuring entity. The term of CTA's engagement is currently scheduled to end on August 1, 2004. As consideration for this work, Motient agreed to pay to CTA a monthly fee of $60,000, one-half of which will be paid monthly in cash and one-half of which will be deferred. The new agreement replaces the Company's existing consulting arrangement with CTA.

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

On February 10, 2003, approximately 60 entities filed comments to the proposal submitted to the FCC on December 24, 2002. Several of the comments addressed the issue of comparable 800 MHz spectrum for Economic Area ("EA") and the need to avoid recreating the 800 MHz interference situation when Nextel integrates its 900 MHz spectrum into its integrated dispatch enhanced network, or iDEN. Reply comments, which were due February 25, 2003, included comments urging the FCC to conduct its own analysis of the adequacy of the interference protection proposed in the plan. In mid-April 2003, the FCC's Office of Engineering and Technology ("OET") sent a letter to several manufacturers requesting additional practical, technical and procedural solutions or information that may have yet to be considered. Responses were due May 8, 2003. Upon reviewing the filed comments, OET has indicated that other technical solutions were possible and were being reviewed by the FCC. To date, no action has been taken by the FCC. The Company cannot assure you that its operations will not be affected by this proceeding.

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

UPS Revenue

UPS, the Company's largest customer as of September 30, 2002 and December 31, 2002, has substantially completed its migration to next generation network technology, and its monthly airtime usage of the Company's network has declined significantly. There are no minimum purchase requirements under the Company's contract with UPS and the contract may be terminated by UPS on 30 days' notice at which point any remaining prepayment would be required to be repaid. While the Company expects that UPS will remain a customer for the foreseeable future, over time the Company expects that the bulk of UPS' units will migrate to another network. As of January 31, 2004, UPS had approximately 4,300 active units on Motient's network.

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

     o increased revenue growth from the Company's various telemetry applications and initiatives; and

     o enhancements to the Company's liquidity which are expected to involve the sale of unneeded frequency assets, such as the recently announced sales of certain Specialized Mobile Radio ("SMR") licenses to Nextel.

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

General - The Current and Former Components of Motient's Business

This section provides information regarding the various current and prior components of Motient's business, which we believe are relevant to an assessment and understanding of the financial condition and consolidated results of operations of Motient. The sale of our satellite assets to Mobile Satellite Ventures LP, or MSV, in 2001, makes period to period comparison of our financial results less meaningful, and therefore, you should not rely on them as an indication of future operating performance. Additionally, on April 26, 2002, our Plan of Reorganization was confirmed by the United States Federal Bankruptcy Court, and we emerged from bankruptcy on May 1, 2002. As a result of the reorganization and the recording of the restructuring transaction and implementation of fresh start reporting, our results of operations after April 30, 2002, are not comparable to results reported in prior periods. See Notes 2 and 3 of notes to consolidated financial statements for information on consummation of our Plan of Reorganization and implementation of "fresh-start" reporting. The discussion of our Plan of Reorganization should be read in conjunction with the consolidated financial statements and notes thereto.

Motient presently has six wholly-owned subsidiaries and a 25.5% interest (on a fully-diluted basis) in MSV as of September 30, 2002. For further details regarding Motient's interest in MSV, please see Note 6 ("Subsequent Events -- Developments Relating to MSV"). Motient Communications, Inc. owns the assets comprising Motient's core wireless business, except for Motient's FCC licenses, which are held in a separate subsidiary, Motient License Inc. Motient License was formed on March 16, 2004, as part of Motient's amendment of its credit facility, as a special purpose wholly-owned subsidiary of Motient Communications and holds all of the FCC licenses formerly held by Motient Communications. A pledge of the stock of Motient License, along with the other assets of Motient Communications, secures borrowings under the term credit facility, and a pledge of the stock of Motient License secures, on a second priority basis, borrowings under our vendor financing facility with Motorola. For further details regarding the formation of Motient License, please see Note 6 ("Subsequent Events - $12.5 Million Term Credit Facility") of notes to consolidated financial statements. Motient's other four subsidiaries hold no material operating assets other than the stock of other subsidiaries and Motient's interests in MSV. On a consolidated basis, we refer to Motient Corporation and its six wholly-owned subsidiaries as "Motient." Our indirect, less-than 50% voting interest in MSV is not consolidated with Motient for financial statement purposes. Rather, we account for our interest in MSV under the equity method of accounting.

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

Over the last several years, we have made substantial investments in new products and services, including our eLinksm wireless email service. Our eLink service is a wireless email application, wirelessly enabling POP and IMAP compliant email services on the Motient network. We provide our eLink brand two-way wireless email service to customers accessing email through corporate servers, internet service providers, mail service provider, or MSP, accounts, and paging network suppliers. We also offer a BlackBerry TM by Motient solution specifically designed for large corporate accounts operating in a Microsoft Exchange and Lotus Notes environment. BlackBerry TM is a popular wireless email solution developed by Research In Motion, or RIM, and is being provided on the Motient network under an agreement with RIM. See Note 6 ("Subsequent Events") of notes to consolidated financial statements for discussion related to on-going RIM litigation.

XM Radio

As of January 1, 2001, we had an equity interest of approximately 33.1% (or 21.3% on a fully diluted basis) in XM Satellite Radio Holdings Inc., or XM Radio, a public company that launched its satellite radio service toward the end of 2001, and accounted for our investment in XM Radio pursuant to the equity method of accounting. During 2001, we disposed of all of our remaining shares of XM Radio and ceased to hold any interest in XM Radio as of November 19, 2001. For the nine months ended September 30, 2001, we recorded proceeds of approximately $33.5 million from the sale in 2001 of two million shares of our XM Radio stock. For the three-months and nine-months ended September 30, 2001, we recorded equity in losses of XM Radio of $16.8 million and $40.2 million, respectively.

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

In November 2003, we engaged Communication Technology Advisors LLC, or CTA, to perform a valuation of our equity interests in MSV as of December 31, 2002. Concurrent with CTA's valuation, Motient reduced the book value of its equity interest in MSV from $54 million (inclusive of Motient's $2.5 million convertible note from MSV) to $41 million as of May 1, 2002 to reflect certain preference rights on liquidation of certain classes of equity holders in MSV. Including its notes receivable from MSV ($13 million at May 1, 2002), the book value of Motient's aggregate interest in MSV as of May 1, 2002 was reduced from $67 million to $53.9 million.

For a discussion of certain recent developments regarding MSV, please see Note 6 ("Subsequent Events") of notes to consolidated financial statements.

Overview of Liquidity and Risk Factors

As described below under "Liquidity and Capital Resources - Motient's Chapter 11 Filing and Plan of Reorganization", in January 2002 we and three of our wholly-owned subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code. Motient Ventures Holding, Inc. did not file for Chapter 11 and had no activities during this period. The only asset of this subsidiary is its interest in MSV.

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

Effective May 1, 2002, the Company adopted "fresh-start" accounting, which required that the $221 million of reorganization value of the Company's net assets be allocated in accordance with procedures specified by Statement of Financial Accounting Standards No. 141, "Business Combinations" (See Note 2, "Significant Accounting Policies").

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


Results of Operations

Due to the consummation of our bankruptcy and the application of "fresh-start" accounting, results of operations for the periods after April 30, 2002 are not fully comparable to the results for previous periods.

The table below outlines operating results for the Successor and Predecessor Companies


                                 Successor           Predecessor
                                   Company             Company

                                                      (Restated)
                                Three Months         Three Months
                                    Ended          Ended September
                                September 30,            30,
                                    2002                 2001
                                    ----                 ----
Summary of Revenue
------------------
(in millions)
Wireless internet                     $5.5                $3.2
Field services                         4.0                 4.4
Transportation                         2.8                 3.6
Telemetry                              0.6                 0.7
Maritime and other                     0.1                 4.8
                                       ---                 ---
   Service revenue                    13.0                16.7
   Equipment revenue                   0.3                 6.8
                                       ---                 ---
Total                                $13.3               $23.5
                                     =====               =====


                                  Successor
                                   Company                Predecessor Company
                                                                       (Restated)
                                 Five Months                           Nine Months
                                    Ended            Four Months          Ended
                                September 30,      Ended April 30,    September 30,
                                    2002                 2002             2001
                                    ----                 ----             ----
Summary of Revenue
------------------
(in millions)
Wireless internet                     $8.9                $5.6              $7.6
Field services                         6.9                 5.6              15.4
Transportation                         4.5                 4.1              11.8
Telemetry                              1.0                 0.8               2.1
Maritime and other                     0.2                 0.7              15.5
                                       ---                 ---              ----
   Service revenue                    21.5                16.8              52.4
   Equipment revenue                   0.5                 5.6              16.3
                                       ---                 ---              ----
Total                                $22.0               $22.4             $68.7
                                     =====               =====             =====



                                                  Successor Company                        Predecessor Company
                                                                                        (Restated)
                                          Three Months Ended                        Three Months Ended        % of
                                            September 30,       % of Service          September 30,          Service
                                                 2002              Revenue                 2001              Revenue
                                                 ----              -------                 ----              -------
Summary of Expense
------------------
(in millions)
Cost of service and operations                  $14.2                109%                 $18.0                 108%
Cost of equipment sold                            0.4                  3                    9.1                  54
Sales and advertising                             1.8                 14                    5.5                  33
General and administration                        3.0                 23                    4.2                  25
Restructuring charges                              --                 --                    4.7                  28
Depreciation and amortization                     5.9                 45                    8.8                  53
                                                  ---                 --                    ---                  --
    Total                                       $25.3                195%                 $50.3                 301%
                                                =====               =====                 =====                =====


                                           Successor Company                            Predecessor Company
                                                                           Four                    (Restated)
                                        Five Months                       Months                   Nine Months
                                           Ended          % of            Ended        % of          Ended           % of
                                       September 30,     Service         April 30,    Service     September 30,     Service
                                            2002         Revenue           2002       Revenue         2001          Revenue
                                            ----         -------           ----       -------         ----          -------
Summary of Expense
------------------
(in millions)
Cost of service and operations             $24.4            113%            $21.9         130%       $55.7              106%
Cost of equipment sold                       1.3              6               6.0          35         24.7               47
Sales and advertising                        3.2             15               4.3          26         19.0               36
General and administration                   6.4             30               4.1          24         16.0               31
Restructuring charges                         --             --               0.6           4          4.7                9
Depreciation and amortization               10.1             47               6.9          41         26.2               50
                                            ----             --               ---          --         ----               --
    Total                                  $45.4            211%            $43.8         260%      $146.3              279%
                                           =====            ====            =====         ====      ======              ====

Three and Nine Months Ended September 30, 2002 and 2001

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

Revenue and Subscriber Statistics

Service revenues approximated $38.3 million for the nine months ended September 30, 2002, which was a $14.1 million reduction as compared to the nine months ended September 30, 2001. This reduction is a result of the loss of revenue associated with the sale of our satellite assets to MSV in November 2001 and from the loss of royalty revenue as a result of the application of "fresh-start" accounting, offset by an increase in revenue in our wireless internet market sector.

The tables below summarize our revenue and subscriber base for the three and nine months ended September 30, 2002 (combining Predecessor and Successor Companies for the nine months ended September 30, 2002) and 2001. An explanation of certain changes in revenue and subscribers is set forth below.


                                            Three Months Ended September 30,
                                          -------------------------------------
Summary of Revenue                              2002               2001               Change        % Change
------------------                              ----               ----               ------        --------
(in millions)                                                   (Restated)
Wireless internet                                $5.5               $3.2               $2.3            72%
Field services                                    4.0                4.4               (0.4)           (9)
Transportation                                    2.8                3.6               (0.8)          (22)
Telemetry                                         0.6                0.7               (0.1)          (14)
Maritime and other                                0.1                4.8               (4.7)          (98)
                                                  ---                ---               -----          ----
   Service revenue                               13.0               16.7               (3.7)          (22)
   Equipment revenue                              0.3                6.8               (6.5)          (96)
                                                  ---                ---               -----          ----
         Total                                  $13.3              $23.5             $(10.2)          (43)%
                                                =====              =====             =======          =====


                                            Nine Months Ended September 30,
                                          -------------------------------------
     Summary of Revenue                         2002 Combined           2001            Change          % Change
     ------------------                         -------------           ----            ------          --------
     (in millions)                               (Restated)          (Restated)
     Wireless internet                              $14.5               $7.6                $6.9           91%
     Field services                                  12.5               15.4                (2.9)         (19)
     Transportation                                   8.6               11.8                (3.2)         (27)
     Telemetry                                        1.8                2.1                (0.3)         (14)
     Maritime and other                               0.9               15.5               (14.6)         (94)
                                                      ---               ----               ------         ----
        Service revenue                              38.3               52.4               (14.1)         (27)
        Equipment revenue                             6.1               16.3               (10.2)         (63)
                                                      ---               ----               ------         ----
              Total                                 $44.4              $68.7              $(24.3)         (35)%
                                                    =====              =====              =======         =====

The make up of our subscriber base was as follows:


                                                   As of September 30,
                         -------------------------------------------------------------------------
                                                                Subscribers
                                                2001          transferred to          2001
                               2002          As Reported           MVS             As Adjsuted           Change        % Change
                               ----          -----------          ------           -----------           ------        --------
Wireless internet            101,637          101,923                --             101,923               (286)          (0)%
Field services                32,244           40,163            (2,613)             37,550             (5,306)         (14)
Transportation                94,347           80,970            (9,619)             71,351             22,996           32
Telemetry                     29,267           21,386                --              21,386              7,881           37
Maritime and other               657           26,376           (25,102)              1,274               (617)         (48)
                                 ---           ------           -------               -----               ----          ----
         Total               258,152          270,818           (37,334)            233,484             24,668           11%
                             =======          =======           ========            =======             ======           ===


     o Wireless Internet: Revenue grew from $7.6 million to $14.5 million for the nine month period ended September 30, 2002, as compared to the nine month period ended September 30, 2001, and our subscriber base declined from 101,923 to 101,637; however, the active, revenue-producing units grew from approximately 24,000 units as of September 30, 2001, to approximately 52,000 as of September 30, 2002, or a 117% increase period over period. Revenue grew from $3.2 million to $5.5 million for the three month period ended September 30, 2002, as compared to the three month period ended September 30, 2001. The revenue growth in the Wireless Internet sector for both the three and nine month periods ended September 30, 2002, as compared to the comparable periods in 2001, represents our continued focus on expanding the adoption of eLink and BlackBerry TM wireless email offerings to corporate customers with both direct sales people and reseller channel partners. Additional content services are provided by software application partners for corporate customers to access intranet and internet content, as well as document viewing and other desktop extension applications.
     o Field Services: Revenue declined from $15.4 million to $12.5 million for the nine month period ended September 30, 2002, as compared to the nine month period ended September 30, 2001, and our subscriber base declined from 37,550 to 32,244. Revenue declined from $4.4 million to $4.0 million for the three month period ended September 30, 2002, as compared to the three month period ended September 30, 2001. The decrease in revenue from field services was a result of contractual price reductions put into effect during the latter half of 2001 and first quarter of 2002, the sale of our satellite assets to MSV, and internal cutbacks within certain customer accounts that have gone through industry consolidations and downsizings, resulting in fewer active users on the network.
     o Transportation: Revenue for the nine month period ended September 30, 2002, as compared to the nine months ended September 30, 2001, declined from $11.8 million to $8.6 million; however, our subscriber base grew from 71,351 to 94,347. Revenue declined from $3.6 million to $2.8 million for the three month period ended September 30, 2002, as compared to the three month period ended September 30, 2001. The decrease in revenue from the transportation sector was primarily the result of the sale of our satellite assets to MSV.
     o Telemetry: Revenue for the nine month period ended September 30, 2002, as compared to the nine months ended September 30, 2001, declined from $2.1 million to $1.8 million; however, our subscriber base grew from 21,386 to 29,267. Revenue declined from $0.7 million to $0.6 million for the three month period ended September 30, 2002, as compared to the three month period September 30, 2001. Growth in revenue by new and existing telemetry customers was offset by contractual pricing reductions for one of our largest telemetry customers.
     o Maritime and other: Revenue for the nine month period ended September 30, 2002, as compared to the nine months ended September 30, 2001, declined from $15.5 million to $0.9 million. The reduction in maritime and other revenue was primarily the result of the loss of revenue earned in the first nine months of 2001, as compared to the first nine months of 2002 from (i) our contract to provide MSV with satellite capacity as it pursued its research and development program, and (ii) the loss of revenue from the satellite business associated with the sale of the satellite business in November 2001. Revenue declined from $4.8 million to $0.1 million for the three month period ended September 30, 2002, as compared to the three month period ended September 30, 2001.
     o Equipment: Revenue for the nine month period ended September 30, 2002, as compared to the nine months ended September 30, 2001, declined from $16.3 million to $6.1 million. Revenue declined from $6.8 million to $0.3 million for the three month period ended September 30, 2002, as compared to the three month period ended September 30, 2001. The decrease in equipment revenue was primarily a result of the sale of our satellite business in November 2001 and the loss of equipment sales from that business in the first nine months of 2002, as well as a write-off of deferred equipment revenue of $12.7 million as a result of "fresh-start" accounting.

The tables below summarize our operating expenses for the three and nine months ended September 30, 2002 (combining Predecessor and Successor Companies) and 2001. An explanation of certain changes in operating expenses is set forth below.


                                            Three Months Ended September 30,
                                          -------------------------------------
Summary of Expenses                             2002               2001             Change         % Change
                                                ----               ----             ------         --------
(in millions)                                                   (Restated)
Cost of service and operations                  $14.2              $18.0              ($3.8)          (21)%
Cost of equipment sales                           0.4                9.1               (8.7)          (96)
Sales and advertising                             1.8                5.5               (3.7)          (68)
General and administration                        3.0                4.2               (1.2)          (29)
Restructuring charges                              --                4.7               (4.7)           --
Depreciation and amortization                     5.9                8.8               (2.9)          (33)
                                                  ---                ---               -----          ----
         Total                                  $25.3              $50.3             $(25.0)          (50%)
                                                =====              =====             =======          =====


                                            Nine Months Ended September 30,
                                          -------------------------------------
Summary of Expenses                         2002 Combined          2001             Change         % Change
                                            -------------          ----             ------         --------
(in millions)                                (Restated)         (Restated)
Cost of service and operations                  $46.3              $55.7              $(9.4)          (17)%
Cost of equipment sales                           7.2               24.7              (17.5)          (71)
Sales and advertising                             7.5               19.0              (11.5)          (61)
General and administration                       10.5               16.0               (5.5)          (34)
Restructuring charges                             0.6                4.7               (4.1)          (87)
Depreciation and amortization                    17.0               26.2               (9.2)          (36)
                                                 ----               ----               -----          ----
         Total                                  $89.1             $146.3             $(57.2)          (39)%
                                                ======            ======             =======          =====


Cost of service and operations includes costs to support subscribers, such as network telecommunications charges and site rent for network facilities, among other things. Cost of service and operations decreased from $55.7 million for the nine months ended September 30, 2001 to $46.3 million for the nine months ended September 30, 2002, or approximately 17%. Costs of service and operations decreased from $18.0 million to $14.2 million for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. These decreases were the result of decreases in communication charges associated with reductions in the cost of usage as a result of the sale of the satellite assets and the renegotiation of our telecommunications contract, reductions of headcount levels primarily as a result of our sale of the satellite assets as well as our cost control efforts undertaken in the second half of 2001, decreases in other costs associated with the sale of the satellite assets to MSV, and reductions in research and development spending. These decreases were partially offset by fees incurred as a result of Motient's withdrawal from certain frequency auctions, increases in base station maintenance costs associated with new rates that went into effect in the latter half of 2001 under our maintenance contract, increases in the number of base stations, increases for site rental costs associated with the increase in base stations and increases in the average lease rate, and increases in licensing and commission payments to third parties with whom we have partnered to provide certain eLink and BlackBerry TM by Motient services.

The decrease in cost of equipment sold to $0.4 million and $7.2 million for the three and nine months ended September 30, 2002, as compared to $9.1 million and $24.7 million for the three and nine months ended 2001, was a result of reduced terrestrial hardware sales prices and no hardware sales in 2002 associated with the satellite voice business that was sold to MSV in November 2001. These decreases were offset by a $4.4 million write down in April 2002. These write-downs compared to a charge of $4.5 million write-down in the first nine months of 2001. This reduction was also a result of write-offs of deferred equipment costs of $12.7 million.

Sales and advertising expenses decreased to $1.8 million and $7.5 million for the three and nine months ended September 30, 2002, as compared to $5.5 million and $19.0 million for the three and nine months ended September 30, 2001. Sales and advertising expenses as a percentage of service revenue were approximately 20% for the first nine months of 2002, compared to 36% for the comparable period of 2001. The decrease in sales and advertising expenses for the three and nine months ended September 30, 2002 was primarily attributable to less spending on advertising and trade shows, and decreases in headcount costs, primarily as a result of the cost savings initiatives that we undertook in the latter half of 2001 and the first quarter of 2002.

General and administrative expenses for the core wireless business decreased to $3.0 million and $10.5 million for the three and nine months ended September 30, 2002, as compared to $4.2 million and $16.0 million for the three and nine months ended September 30, 2001. General and administrative expenses as a percentage of service revenue were approximately 27% for the first nine months of 2002 as compared to 31% for 2001. The decrease in costs for the three and nine months ended September 30, 2002 in our core wireless business general and administrative expenses was primarily attributable to savings associated with having fewer employees throughout the first three and nine months of 2002 as compared to the comparable period of 2001, primarily as a result of the cost savings initiatives that we undertook in the latter half of 2001 and the first quarter of 2002, and reductions in regulatory expenditures.

Depreciation and amortization for the core wireless business decreased to $5.9 million and $17.0 million for the three and nine months ended September 30, 2002, as compared to $8.8 million and $26.2 million for the three and nine months ended September 30, 2001. Depreciation and amortization was approximately 44% of service revenue for the first nine months of 2002, as compared to 50% for the first nine months of 2001. The decrease in depreciation and amortization expense for the three and nine months ended September 30, 2002 was primarily attributable to the sale of our satellite assets to MSV in late November 2001 and the associated depreciation on those assets. This was partially offset by a write-up in FCC frequency license assets at the "fresh-start" date, which caused an increase in amortization.

As a result of our emergence from bankruptcy, certain of our non-operating expenses, such as interest expense, will be materially different that those expenses recorded in prior periods. We believe the results for the five months ended September 30, 2002, are the most reflective of our future results.

                                                         Successor            Predecessor         Predecessor       Predecessor
                                                          Company               Company             Company           Company
                                                        Five Months           Four Months         Nine Months       Three Months
                                                           Ended                 Ended               Ended              Ended
                                                       September 30,            April 30,         September 30,      September 30,
                                                            2002                  2002               2001               2001
                                                            ----                  ----               ----               ----
(in thousands)                                                                                    (Restated)         (Restated)

Interest expense, net                                          (983)                (1,850)         (46,971)           (16,543)
Interest and other income, net                                   15                  1,270              998                 --
Gain (loss) on disposal of assets                            (1,193)                  (591)            (407)                --
Gain (loss) on sale of transportation assets                     --                    372             (592)               (67)
Rare Medium merger costs                                         --                     --           (4,054)            (4,054)
Loss on Rare Medium note call option                             --                     --            1,512             15,312
Equity in loss of XM Radio & Mobile Satellite
    Ventures                                                $(4,287)                (1,909)         (40,163)           (16,836)
Loss on extinguishment of debt                                 --                       --          $(2,578)             $(653)


Interest expense from May 1, 2002, is associated with our various debt obligations, including the $19.8 million notes payable to Rare Medium and CSFB, our capital lease obligations and our vendor financing commitment. Interest expense has decreased significantly for the three and nine months ended September 30, 2002, as compared to the three and nine months ended September 30, 2001, as we eliminated the majority of our debt obligations as part of our Plan of Reorganization and "fresh-start" accounting in May 2002. In comparing the three and nine months ended September 30, 2002 to September 30, 2001, there have been material changes in our financial position as part of our Plan of Reorganization and "fresh-start" accounting in May 2002. As part of this Plan of Reorganization, we cancelled approximately $380 million of notes and other liabilities, which materially altered the balance of our liabilities on its balance sheet and related interest expense requirements.

Certain other transaction in 2002 and 2001 caused variations for the three and nine months ended September 30, 2002, as compared to the three and nine months ended September 30, 2001. For the three and nine months ended September 30, 2001, we recorded gains on the Rare Medium note call option of $15.3 million and $1.5 million, respectively. There were no similar losses for the three and nine months ended September 30, 2002.

Effective May 1, 2002, we are required to reflect our equity share of the losses of MSV, up to our cost basis of approximately $19.3 million. For the five months ended September 30, 2002, MSV had revenues of $12.2 million, operating expenses of $10.6 million and a net loss of $10.4 million and we recorded our share of losses of $4.5 million.

Liquidity and Capital Resources

As of September 30, 2002, we had approximately $3.6 million of cash on hand and short-term investments.

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

In addition to cash generated from operations, we own a $15.0 million promissory note issued by MSV in November 2001. This note matures in November 2006, but may be fully or partially repaid prior to maturity involving the consummation of additional investments in MSV in the form of equity, debt or asset sale transactions, subject to certain to certain conditions and priorities with respect to payment of other indebtedness. There can be no assurance that any such transactions will occur, nor can there be any assurance regarding the timing of such events. Under the terms of our $19.75 million of notes issued to Rare Medium and CSFB in connection with our plan of reorganization, in certain circumstances we must use 25% of any proceeds from the repayment of the $15.0 million note from MSV to repay the Rare Medium and CSFB notes, on a pro-rata basis. Motient also owns an aggregate of $3.5 million of convertible notes issued MSV. The convertible notes mature on November 26, 2006, bear interest at 10% per annum, compounded semiannually, and are payable at maturity. The convertible notes are convertible, at any time, at our discretion, and automatically in certain circumstances, into class A preferred units of limited partnership of MSV. For a discussion of certain recent developments regarding MSV, please see Note 6 ("Subsequent Events") of notes to consolidated financial statements.

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

As described in Note 6 ("Subsequent Events") of notes to consolidated financial statements, in December 2002 we entered into an agreement with UPS pursuant to which the customer prepaid an aggregate of $5 million in respect of network airtime service to be provided beginning January 1, 2004. The $5 million prepayment will be credited against airtime services provided to UPS beginning January 1, 2004, until the prepayment is fully credited. Based on UPS' current level of network airtime usage, we do not expect that UPS will be required to make any cash payments to us in 2004 for service provided during 2004. If UPS does not make any cash payments to us in 2004, our cash flows from operations in 2004 will decline, and our liquidity and capital resources could be materially and negatively affected.

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

Motient's Chapter 11 Filing and Plan of Reorganization

Under our Plan of Reorganization, all then-outstanding shares of our pre-reorganization common stock and all unexercised options and warrants to purchase our pre-reorganization common stock were cancelled. The holders of $335.0 million in senior notes exchanged their notes plus accrued interest for 25,000,000 shares of our new common stock. Some of our other creditors received an aggregate of 97,256 shares of our new common stock in settlement for amounts owed to them. These shares were issued upon completion of the bankruptcy claims process; however, the value of these shares has been recorded in the financial statements as if they had been issued on the effective date of the reorganization. Holders of our pre-reorganization common stock received warrants to purchase an aggregate of approximately 1,496,512 shares of common stock. The warrants may be exercised to purchase shares of Motient common stock at a price of $.01 per share, will expire May 1, 2004, or two years after the effective date of reorganization, and will not be exercisable unless and until the average closing price of Motient's common stock over a period of ninety consecutive trading days is equal to or greater than $15.44 per share. All warrants issued to the holders of our pre-reorganization common stock, including those shares held by our 401(k) savings plan, have been recorded in the financial statements as if they had been issued on the effective date of the reorganization. Also, in July 2002, Motient issued to Evercore
Partners LP, financial advisor to the creditors' committee in Motient's reorganization, a warrant to purchase up to 343,450 shares of common stock, at an exercise price of $3.95 per share. The warrant was dated May 1, 2002, and has a term of five years. If the average closing price of Motient's common stock for thirty consecutive trading days is equal to or greater than $20.00, Motient may require Evercore to exercise the warrant, provided the common stock is then trading in an established public market. The value of this warrant has been recorded in the financial statements as if it had been issued on May 1, 2002

Further details regarding our Plan of Reorganization are contained in Motient's disclosure statement with respect to the Plan of Reorganization, which was filed as Exhibit 99.2 to our current report on Form 8-K dated March 4, 2002.

Summary of Liquidity and Financing

As of September 30, 2002, Motient had the following sources of financing in place:

     o MSV issued a $15.0 million note to Motient as part of the November 26, 2001 asset sale. The note matures in November 2006, but is payable sooner in certain circumstances involving the consummation of additional investments in MSV, subject to certain priorities with respect to payment of other indebtedness. There can be no assurances that this note will be repaid prior to its stated maturity date or that MSV will have the resources to repay such note when due. Of the $15.0 million of proceeds from this note, $3.75 million would be required to be used to prepay a pro-rata portion of the $19.0 million note payable to Rare Medium and the $750,000 note payable to CSFB. Motient also owns an aggregate of $3.5 million of convertible notes issued MSV. The convertible notes mature on November 26, 2006, bear interest at 10% per annum, compounded semiannually, and are payable at maturity. The convertible notes are convertible, at any time at our discretion, and automatically in certain circumstances, into class A preferred units of limited partnership of MSV. For a discussion of certain recent developments relating to MSV, please see Note 6 ("Subsequent Events") of notes to consolidated financial statements.

As of September 30, 2002, Motient had the following financing obligations outstanding:

     o Note payable to Rare Medium in the amount of $19.0 million. The note was issued by a subsidiary of Motient Corporation, MVH Holdings Inc., that owns 100% of Motient Ventures Holding Inc., which owns all of our interests in MSV. The note matures on May 1, 2005 and carries annual interest at 9%. The note allows us to elect to add interest to the principal or pay interest in cash. The note requires that it be prepaid using 25% of the proceeds of any repayment of the $15.0 million note from MSV.

     o Note payable to CSFB in the amount of $750,000. The note was also issued by MVH Holdings Inc. The note matures on May 1, 2005 and carries annual interest at 9%. The note allows us to elect to add interest to the principal or pay interest in cash. The note requires that it be prepaid using 25% of the proceeds of any repayment of the $15.0 million note from MSV.

     o A capital lease for network equipment acquired in July 2000. The lease has a term of three years and an effective interest rate of 12.2%, and as of September 30, 2002, had a balance of $6.0 million.

     o A capital lease for telecommunications equipment acquired in September 2000. The lease term has a term of three years and an effective interest rate of 13.3%, and as of September 30, 2002, had a balance of $0.3 million.

     o A vendor financing commitment from Motorola to provide up to $15.0 million of vendor financing to finance up to 75% of the purchase price of additional terrestrial network base stations. Loans under this facility, which are held by Motient Communications Inc., bear interest at a rate equal to LIBOR plus 7.0% and are guaranteed by Motient Corporation and Motient Holdings Inc. The terms of the facility require that amounts borrowed be secured by the equipment purchased therewith. As of September 30, 2002, $3.3 million was outstanding under this facility at 9.0%. In December 2001, all principal payments under this arrangement were deferred for twelve months, with the next scheduled payment due April 1, 2003. No additional amounts may be drawn under this facility.

Subsequent to the end of the period covered by this report, we entered into a new $12.5 million term credit facility, and restructured our existing debt obligations with Motorola and Hewlett-Packard Financial Services Company. Please see Note 6 ("Subsequent Events") of notes to consolidated financial statements.

Commitments

As of September 30, 2002, we had no outstanding commitments to purchase inventory.

In May 2002, the FCC filed a proof of claim with the United States Bankruptcy Court, asserting a pre-petition claim in the approximate amount of $1.0 million fees incurred as a result of our withdrawal from certain auctions. Under our court-approved Plan of Reorganization, the FCC's claim was classified as an "other unsecured" claim and the FCC was issued a pro rata portion of 97,256 shares of common stock issued to creditors with allowed claims in such class. We recorded a $1.0 million expense in April 2002 for this claim.

At April 30 2002, we had certain contingent and/or disputed obligations under our satellite construction contract entered into in 1995, which contained flight performance incentives payable by us to the contractor if the satellite performed according to the contract. Upon the implementation of the Plan of Reorganization, this contract was terminated, and in satisfaction of all amounts alleged to be owed by us under this contract, the contractor received a pro-rata portion of the 97,256 shares issued to creditors holding allowed unsecured claims. The shares were issued upon closure of the bankruptcy claims process.

Please see Note 6 ("Subsequent Events") of notes to consolidated financial statements.

Summary of Cash Flow for the five months ended September 30, 2002 (Successor Company), the four months ended April 30, 2002 and the nine months ended September 30, 2001 (Predecessor Company)


                                                        Successor Company                  Predecessor Company
                                                        -----------------                  -------------------
                                                                                                          (Restated)
                                                       Five Months Ended       Four Months Ended      Nine Months Ended
                                                        September 30,             April 30,             September 30,
                                                             2002                     2002                   2001
                                                             ----                     ----                   ----
Cash used in operating activities                           $(11,874)             $(14,546)              $(71,901)

Cash (used in) provided by investing activities                 (690)                 (122)                46,912

Cash (used in) provided by financing activities:
      Equity issuances                                            --                    17                    402
      Debt payments on capital leases, vendor
      financing                                               (1,334)               (1,273)                (9,037)
      Net proceeds from debt issuances                            --                    --                 35,250
      Other                                                       --                    --                 (1,062)
                                                                  --                    --                 -------
Cash (used in) provided by financing activities               (1,334)               (1,256)                25,553
                                                              -------               -------                ------

Total change in cash                                         (13,898)              (15,924)                   564
                                                             --------              --------                   ---

Cash and cash Equivalents, end of period                      $3,565               $17,463                 $3,084
                                                              ======               =======                 ======


Cash used in operating activities decreased for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001, as a result of decreases in operating losses, due substantially to the sale of MSV in November 2001, decreases in funds provided by working capital, and decreases in our cash interest expense as a result of our reorganization.

We continue to work on reducing our operating expenses and working capital requirements. We expect that cash used in operating activities will be reduced going forward as a result of the cost saving measures that we have put into place.

The decrease in cash provided by investing activities for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 was primarily attributable to the sale in 2001 of two million shares of our XM Radio stock for net proceeds of approximately $33.5 million, the funding of the $20.5 million second quarter 2001 high yield interest payment out of the escrow account, offset by an increase of $148,000 in capital spending.

The decrease in cash provided by financing activities for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 was a result of a net decrease in borrowings and related issuance costs, and lower vendor debt and capital lease repayments, primarily as a result of our deferral until 2003 of any payments due under our vendor financing agreement.

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

In November 2003, we engaged CTA to perform a valuation of our equity interests in MSV as of December 31, 2002. Concurrent with CTA's valuation, Motient reduced the book value of its equity interest in MSV from $54 million (inclusive of Motient's $2.5 million convertible notes from MSV) to $41 million as of May 1, 2002 to reflect certain preference rights on liquidation of certain classes of equity holders in MSV. Including its notes receivable from MSV ($13 million at May 1, 2002), the book value of Motient's aggregate interest in MSV as of May 1, 2002 was reduced from $67 million to $53.9 million.

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

Deferred Taxes

We have generated significant net operating losses for tax purposes through September 30, 2002. We have had our ability to utilize these losses limited on two occasions as a result of transactions that caused a change of control in accordance with the Internal Revenue Service Code Section 382. Additionally, since we have not yet generated taxable income, we believe that our ability to use any remaining net operating losses has been greatly reduced; therefore, we have fully reserved for any benefit that would have been available as a result of our net operating losses.

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

To date, the majority of our business has been transacted with telecommunications, field services, natural resources, professional service and transportation companies located throughout the United States. We grant credit based on an evaluation of the customer's financial condition, generally without requiring collateral or deposits. We establish a valuation allowance for doubtful accounts receivable for bad debt and other credit adjustments. Valuation allowances for revenue credits are established through a charge to revenue, while valuation allowances for bad debts are established through a charge to general and administrative expenses. We assess the adequacy of these reserves quarterly, evaluating factors such as the length of time individual receivables are past due, historical collection experience, the economic environment and changes in credit worthiness of our customers. As of September 30, 2002, we had a valuation allowance of approximately 15% of our accounts receivable. We believe that our established valuation allowance was adequate as of September 30, 2002 and 2001. If circumstances related to specific customers change or economic conditions worsen such that our past collection experience and assessments of the economic environment are no longer relevant, our estimate of the recoverability of our trade receivables could be further reduced.

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

Long-lived Assets:

On January 1, 2002, we adopted the provisions of SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. As of January 1, 2002, we had approximately $5.0 million of recorded goodwill. However, as part of our adoption of fresh-start accounting, our recorded goodwill was reduced to zero.

We account for our frequencies as finite-lived intangibles and amortize them over a 20-year estimated life. As described in Note 6 of notes to consolidated financial statements, we are monitoring a pending FCC rulemaking proposal that may affect our 800 MHz spectrum, and we may change our accounting policy for FCC frequencies in the future as new information is available.

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

Recent Accounting Standards

In February, 2002, EITF No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)," was issued to provide guidance on whether consideration paid by a vendor to a reseller should be recorded as expenses or against revenues. We have reviewed EITF No. 01-09 and believe that all such consideration is properly recorded by us as operating expenses. We adopted the provisions of this consensus on January 1, 2002 and it had no material impact on our consolidated financial statements.

In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS

No. 145 rescinded three previously issued statements and amended SFAS No. 13, "Accounting for Leases". The statement provides reporting standards for debt extinguishments and provides accounting standards for certain lease modifications that have economic effects similar to sale-leaseback transactions. We adopted SFAS No. 145 as of our "fresh-start" accounting date of May 1, 2002. In accordance with SFAS No. 145, we have reclassified all prior period extraordinary losses on extinguishment of debt as ordinary non-operating losses on extinguishment of debt.

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

The following factors contributed to the significant deficiencies identified by PricewaterhouseCoopers::

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

Our current auditors, Ehrenkrantz Sterling &Co. LLC, agree with the reportable conditions identified by our management and PricewaterhouseCoopers and have communicated this to our audit committee.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

Please see the discussion regarding Legal Proceedings contained in Note 5 ("Legal and Regulatory Matters") of notes to consolidated financial statements, which is incorporated by reference herein.


Item 2.  Changes in Securities and Use of Proceeds

(a) In July 2002, Motient issued to Evercore Partners LP, financial advisor to the creditors' committee in Motient's reorganization, a warrant to purchase up to 343,450 shares of common stock, at an exercise price of $3.95 per share. The warrant has a term of five years. If the average closing price of Motient's common stock for thirty consecutive trading days is equal to or greater than $20.00, Motient may require Evercore to exercise the warrant, provided the common stock is then trading in an established public market. The warrant was issued in reliance upon the exemption contained in Section 1145(a) of the Bankruptcy Code, which exempts the offer and sale of securities under a Plan of Reorganization from registration under the Securities Act.

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

(b)               Current Reports on Form 8-K

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

                  On February 12, 2004, the Company filed a Current Report on Form 8-K, in response to Item 5, to report the termination of employment of Walter V. Purnell, Jr. as the Company's president and chief executive officer, and to provide an update on the status of its periodic SEC reports.

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

                                  CERTIFICATION

         The undersigned, in his capacity as the Executive Vice President, Chief Financial Officer and Treasurer of Motient Corporation, being the principal executive officer and principal financial officer, as the case may be, provides the following certifications required by 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

                                           /s/ Christopher W. Downie
                                           ------------------------------------
                                           Christopher W. Downie

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

                               MOTIENT CORPORATION
                               (Registrant)


March 19, 2004                 /s/Christopher W. Downie
                               ----------------------------
                               Christopher W. Downie
                               Executive Vice President,
                               Chief Financial Officer and
                               Treasurer
                               (principal financial and accounting
                               officer and duly authorized officer
                               to sign on behalf of the registrant)



                                  EXHIBIT INDEX

Number   Description

10.23*   -        Executive Retention Agreement, dated as of July 16, 2002, by and between Walter V. Purnell, Jr. and the Company
                  (filed herewith).

31.1     -        Certification Pursuant to Rule 13a-14(a)/15d-14(a), of the Executive Vice President, Chief Financial Officer and
                  Treasurer (principal executive officer) (incorporated by reference to the signature page of this Quarterly Report on Form 10-Q).

31.2     -        Certification Pursuant to Rule 13a-14(a)/15d-14(a), of the
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
                  officer) Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

99.2    -         Written Statement of the Executive Vice President, Chief Financial Officer and Treasurer Pursuant to Section 906
                  of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (incorporated by reference to Exhibit 99.1 filed herewith).

------------------------------------


*Management contract or compensatory plan or arrangement.