Form 10-K
period 2002-12-31
MOTIENT CORP
filed 2004-03-22
CIK 913665

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002
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

                            300 Knightsbridge Parkway
                             Lincolnshire, IL 60069
                                  847-478-4200
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (847) 478-4200

             Securities registered pursuant to Section 12(b) of the
               Act: None Securities registered pursuant to Section
                                12(g) of the Act:
                   (a) Common stock, $0.01 par value per share
           (b) Warrants to purchase common stock, par value $0.01 per share, exercisable until May 1, 2004
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of shares of common stock held by non-affiliates at June 30, 2003 was approximately $53,062,931.

Indicate by check mark whether registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [X]

Number of shares of common stock outstanding at March 10, 2004: 25,245,777

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None


                                TABLE OF CONTENTS

                                                                                                Page

                                     PART I

Introductory Note                                                                                 3
Cautionary Note Regarding Forward-Looking Statements                                              6
Item 1.     Business                                                                              7
Item 2.     Properties                                                                           44
Item 3.     Legal Proceedings                                                                    45
Item 4.     Submission of Matters to a Vote of Security Holders                                  46

                                     PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters                47
Item 6.     Selected Financial Data                                                              50
Item 7.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                                54
Item 8.     Financial Statements and Supplementary Data                                          92
Item 9.     Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure                                                                 92

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant                                   93
Item 11.    Executive Compensation                                                               96
Item 12.    Stock Ownership of Certain Beneficial Owners and Management and
            Related Stockholder Matters                                                         102
Item 13.    Certain Relationships and Related Transactions                                      105
Item 14.    Controls and Procedures                                                             112

                                     PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K                     117

Signatures
Financial Statements


                                     PART I
                                     ------


                                INTRODUCTORY NOTE
                                -----------------

This annual report on Form 10-K relates to the year ended December 31, 2002. We did not file a report on Form 10-K for this period previously because we have only recently completed our financial statements for this period.

As previously disclosed in our current reports on Form 8-K dated August 19, 2002, November 14, 2002, March 14, 2003, August 6, 2003, November 4, 2003 and
February 12, 2004 we were not able to complete our financial statements for the year ended December 31, 2002 and for the quarters ended June 30, 2002 and September 30, 2002 until we resolved the appropriate accounting treatment with respect to certain transactions that occurred in 2000 and 2001. We initiated a review of the appropriate accounting treatment for these transactions following the appointment of PricewaterhouseCoopers LLP, or PricewaterhouseCoopers, as our independent auditors in July 2002. The transactions in question involved the formation of and certain transactions with Mobile Satellite Ventures LP, or MSV, in 2000 and 2001 and the sale of certain of our transportation assets to Aether Systems, Inc. in 2000.

In November 2002 we initiated a process to seek the concurrence of the staff of the Securities and Exchange Commission with respect to our conclusions of the appropriate accounting for these matters. This process was completed in March 2003. The staff of the SEC did not object to certain aspects of our prior accounting with respect to the MSV and Aether Systems transactions, but did object to other aspects of our prior accounting for these transactions. For a description of the material differences between our original accounting treatment with respect to the MSV and Aether Systems transactions and the revised accounting treatment that we concluded is appropriate as a result of this process, please see our current report on Form 8-K dated March 14, 2003 and
Note 2, "Significant Accounting Policies - Restatement of Financial Statements," of notes to the consolidated financial statements herein.

On March 2, 2004, we dismissed PricewaterhouseCoopers as our independent auditors effective immediately. The audit committee of Motient's board of directors approved the dismissal of PricewaterhouseCoopers. As noted above, PricewaterhouseCoopers was previously appointed to audit Motient's consolidated financial statements for the period May 1, 2002 to December 31, 2002, and, by its terms, such engagement was to terminate upon the completion of services related to such audit. PricewaterhouseCoopers has not reported on Motient's consolidated financial statements for such period or for any other fiscal period. The audit committee appointed Ehrenkrantz Sterling & Co. LLC to replace PricewaterhouseCoopers to audit Motient's consolidated financial statements for the period ending May 1, 2002 to December 31, 2002. For further details, please see the amendment to our current report on Form 8-K/A filed with the SEC on March 9, 2004 and "Business - Recent Developments - Accounting and Auditing Matters."

We recently completed our financial statements as of and for the twelve months ended December 31, 2002, which are included in this report. These financial statements give effect to the accounting treatment with respect to the MSV and Aether Systems transactions that was agreed to be appropriate as a result of the above-described process. In addition, as a result of the our re-audit of the years ended December 31, 2000 and 2001 performed by our current independent accounting firm, Ehrenkrantz Sterling & Co. LLC, certain additional financial statement adjustments were proposed and accepted by us for the periods noted above (See Note 2, "Significant Accounting Policies" of notes to the consolidated financial statements). This report contains audited financial results for the period January 1, 2002 to April 30, 2002, May 1, 2002 to December 31, 2002 and for the years ended December 31, 2000 (restated) and December 31, 2001 (restated). All of these periods have been audited by Ehrenkrantz Sterling & Co. LLC (see Note 16, "Subsequent Events," of notes to the consolidated financial statements).

Concurrently with the filing of this report, we are also filing our quarterly reports on Form 10-Q for the quarters ended June 30, 2002 and September 30, 2002 and an amended quarterly report on Form 10-Q/A for the quarter ended March 31, 2002. Such reports also include financial statements that give effect to the accounting treatment with respect to the MSV, Aether Systems transactions and certain additional financial statement adjustments discussed above. The 2002 and 2001 comparative quarterly financial statements provided in each report have been restated and have been reviewed by Ehrenkrantz Sterling & Co. LLC.

There have been a number of significant developments regarding Motient's business, operations, financial condition, liquidity and outlook subsequent to December 31, 2002. Information regarding such matters is contained in this report under the caption "Item 1 -- Business -- Recent Developments" and in Note 16, "Subsequent Events," of notes to the consolidated financial statements, as well as in our other reports that are being filed concurrently with this report. We urge you to read our quarterly reports on Form 10-Q for the quarters ended June 30, 2002 and September 30, 2002 and the Form 10-Q/A for the quarter ended March 31, 2002 and our reports and filings with the SEC filed after the date hereof for more information regarding recent developments and current matters.

On January 10, 2002, we filed for protection under Chapter 11 of the Bankruptcy Code. Our Amended Joint Plan of Reorganization was filed with the United States Bankruptcy Court for the Eastern District of Virginia on February 28, 2002. The plan was confirmed on April 26, 2002, and became effective on May 1, 2002. In the consolidated financial statements provided herein, all results for periods prior to May 1, 2002 are referred to as those of the "Predecessor Company" and all results for periods including and subsequent to May 1, 2002 are referred to as those of the "Successor Company". Due to the effects of the "fresh-start" accounting, results for the Predecessor Company and the Successor Company are not comparable (See Note 2, "Significant Accounting Policies" of notes to the consolidated financial statements).

References in this annual report to "Motient" and "we" or similar or related terms refer to Motient Corporation and its wholly-owned subsidiaries together, unless the context of such references requires otherwise.

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
              ----------------------------------------------------

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements regarding our expected financial position and operating results, our business strategy and our financing plans are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may", "will", "anticipate", "estimate", "expect", "project", or "intend". These forward-looking statements reflect our plans, expectations and beliefs and, accordingly, are subject to certain risks and uncertainties. We cannot guarantee that any of such forward-looking statements will be realized.

Statements regarding factors that may cause actual results to differ materially from those contemplated by such forward-looking statements, or cautionary statements, include, among others, those under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview" and "Risk Factors," and elsewhere in this report, including in conjunction with the forward-looking statements included in this report. All of our subsequent written and oral forward-looking statements (or statements that may be attributed to us) are expressly qualified in their entirety by the cautionary statements referred to above and contained elsewhere in this report. You should carefully review the risk factors described in our other filings with the SEC from time to time, including our quarterly reports on Form 10-Q which will be filed in the future, as well as our other reports and filings with the SEC.

Our forward-looking statements are based on information available to us today, and we will not update these statements. Our actual results may differ significantly from the results discussed.

Item 1. Business.
-----------------

Overview

We are a nationwide provider of two-way, wireless mobile data services and mobile Internet services. Our customers use our network and applications for email messaging and enterprise data communications services, enabling businesses, mobile workers and consumers to transfer electronic information and messages and access corporate databases and the Internet. Our network is designed to offer a broad array of wireless data services, such as:

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

     o telemetry systems that connect remote equipment, such as wireless point-of-sale terminals, with a central monitoring facility; and

     o mobile data and fleet management systems used by large field service organizations.

Our eLink service is a two-way wireless email device and electronic organizer that uses our terrestrial network. We provide our eLink brand two-way wireless email service to customers accessing email through corporate servers, Internet service providers, mail service provider accounts and paging network suppliers. We also offer a BlackBerryTM by Motient solution specifically designed for large corporate accounts operating in a Microsoft(R) Exchange and Lotus Notes(R) environment. BlackBerryTM is a popular wireless email solution developed by Research In Motion Ltd. and is being provided on the Motient(R) Network under an agreement with Research In Motion. Motient has been providing terrestrial wireless services to customers for several years, using a network that possesses four key design attributes:

     o    two-way communication;

     o    superior in-building penetration;

     o    user mobility; and

     o    broad nationwide coverage.

As of March 10, 2004, Motient's fully-deployed terrestrial wireless two-way data network covers a geographic area populated by more than 220 million people and is comprised of over 1,400 base stations that provide service to 520 of the nation's largest cities and towns, including virtually all metropolitan statistical areas. Motient is in the process of rationalizing its network (See "Management's Discussion & Aanalysis - Cost Reduction Actions"). As of December 31, 2002, there were approximately 262,000 user devices registered and 174,000 devices with active usage on Motient's network. As of December 31, 2001 and 2000, there were approximately 250,600 user devices and 206,000 user devices, respectively, registered on Motient's network.

In addition to selling messaging services that use our own network, we are a national premier dealer for T-Mobile USA and an authorized agent for Verizon Wireless. Under our agreements with these providers, we sell nationwide network subscriptions for T-Mobile's third generation global system for mobile communications/general packet radio service, or GSM/GPRS, wireless voice and data service, and for Verizon Wireless's third generation code division multiple access/singular carrier radio transmission technology, or CDMA/1XRTT, wireless voice and data service. These agreements allow us to sell and promote wireless email and wireless Internet applications to enterprise accounts on networks with greater capacity and speed than our own, and that are voice capable.

We are a Delaware corporation with our principal executive offices located at 300 Knightsbridge Parkway, Lincolnshire, Illinois 60069. Our telephone number is
(847) 478-4200.

Motient presently has six wholly-owned subsidiaries. Motient had a 25.5% interest (on a fully-diluted basis) in MSV as of December 31, 2002. As of March 19, 2004, Motient's interest in MSV was 29.5% (on a fully-diluted basis). For further details regarding Motient's interest in MSV, please see "Recent Developments - Mobile Satellite Ventures LP". Motient Communications, Inc. owns the assets comprising Motient's core wireless business, except for Motient's FCC licenses, which are held in a separate subsidiary, Motient License Inc. Motient License was formed on March 16, 2004, as part of Motient's amendment of its credit facility, as a special purpose wholly-owned subsidiary of Motient Communications that holds all of the FCC licenses formerly held by Motient Communications. A pledge of the stock of Motient License, along with the other assets of Motient Communications, secures borrowings under the term credit facility, and a pledge of the stock of Motient License secures, on a second priority basis, borrowings under our vendor financing facility with Motorola. For further details regarding the formation of Motient License, please see "Recent Developments - Credit Facility". Our other four subsidiaries hold no material operating assets other than the stock of other subsidiaries and Motient's interests in MSV. On a consolidated basis, we refer to Motient Corporation and its six wholly-owned subsidiaries as "Motient."

Recent Developments

Cost Reduction Initiatives

During the fourth quarter of 2002 and the first quarter of 2003, we renegotiated several of our key vendor and customer arrangements in order to reduce recurring expenses and improve our liquidity position. In some cases, we were able to negotiate a flat rate reduction for continuing services provided to us by our vendors or a deferral of payable amounts, and in other cases we renegotiated the scope of services provided in exchange for reduced rates or received pre-payments for future services. For more information on our negotiations with certain vendors and customers, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview and Introduction -- Cost Reduction Actions."

Since December 31, 2002, we have taken a number of steps to continue to reduce our operating and capital expenditures in order to lower our cash burn rate. In March 2003, we reduced our total staffing levels from approximately 197 to 166. On July 15, 2003, we substantially completed the transfer of our headquarters from Reston, Virginia to Lincolnshire, Illinois, where we already had a facility which houses our main operations. In February 2004, we reduced our staffing levels from approximately 166 to 112, a reduction of approximately 32.5% of our then-remaining workforce.

Effective January 30, 2004, we hired CTA to serve as "Chief Restructuring Entity" and advise us on various ways to greatly reduce our cash operating requirements. CTA's engagement is expected to last approximately six months. For further details regarding CTA's engagement, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview and Introduction - CTA Arrangements."

Credit Facility

On January 27, 2003, our wholly-owned subsidiary, Motient Communications, closed a $12.5 million term credit agreement with a group of lenders, including several of our existing stockholders. In the credit agreement, the lenders made commitments to lend Motient Communications up to $12.5 million. In connection with the closing of the credit agreement, we issued warrants to the lenders to purchase, in the aggregate, 3,125,000 shares of our common stock. The exercise price for the warrants is $1.06 per share. The warrants were immediately exercisable upon issuance and have a term of five years. As of December 31, 2003, we had borrowed $4.5 million under this facility. In December 2003, we paid a commitment fee to the lenders of approximately $113,000.

For the monthly periods ended April 2003 through December 2003, we reported events of default under the terms of the credit facility to the lenders. In each period, the lenders waived these events of default. There can be no assurance that we will not have to report additional events of default or that the lenders will continue to provide waivers in such event. Borrowing availability under the credit agreement terminated on December 31, 2003.

On March 16, 2004, we entered into an amendment to the credit facility, which extended the borrowing availability period until December 31, 2004. As part of this amendment, we provided the lenders a pledge of all of the stock of a newly-formed special purpose subsidiary of Motient Communications, Motient License, which holds all of our FCC licenses formerly held by Motient Communications. On March 16, 2004, in connection with the execution of the amendment to our credit agreement, we issued warrants to the lenders to purchase, in the aggregate, 2,000,000 shares of our common stock. The number of warrants will be reduced to an aggregate of 1,000,000 shares of common stock if, within 60 days after March 16, 2004, we obtain at least $7.5 million of additional debt or equity financing. The exercise price of the warrants is $4.88 per share. The warrants were immediately exercisable upon issuance and have a term of five years. The warrants will be valued using a Black-Scholes pricing model and will be recorded as a debt discount and will be amortized as additional interest expense over three years, the term of the related debt. The warrants are also subject to a registration rights agreement. Under such agreement, we agreed to register the shares underlying the warrants upon the request of a majority of the warrantholders, or in conjunction with the registration of other common stock of the Company. We will bear all the expenses of such registration. We were also required to pay a commitment fees to the lenders of $320,000 which accrued into the principal balances of the credit facility at closing. These fees will be recorded on our balance sheet and will be amortized as additional interest expense over three years, the term of the related debt. The credit facility and the amendment impose certain conditions on our ability to make draws, including compliance with certain financial and operating covenants. For further details, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Term Credit Facility."

Mobile Satellite Ventures LP

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

On August 21, 2003, two investors in MSV (excluding Motient) invested an additional $3.7 million in MSV in exchange for Class A preferred units of limited partnership interests in MSV. MSV used the proceeds from this investment to repay other indebtedness that is senior in its right of repayment to Motient's promissory note. Under the terms of the amended and restated investment agreement, these investors also had the option of investing an additional $17.6 million in MSV by December 31, 2003; however, if, prior to this time, the FCC had not issued a decision addressing MSV's petition for reconsideration with respect to the ATC Order, the option will be automatically extended to March 31, 2004. As of the closing of the initial investment on August 21, 2003, Motient's percentage ownership of MSV is approximately 46.5% on an undiluted basis, 32.6% on an "as converted" basis, giving effect to the conversion of all outstanding convertible notes of MSV, and 29.5% on a fully diluted basis, assuming certain other investors fully exercise their option to make the $17.6 million additional investment in MSV as a result of the FCC ATC approval process.

The proceeds from the additional $17.6 million investment described above, if consummated, will be used to repay certain outstanding indebtedness of MSV, and, subject to certain conditions and priorities with respect to payment of other indebtedness, a portion of such proceeds will be used to partially repay the $15.0 million note issued by MSV to Motient. This note will also be subject to prepayment in certain other circumstances where MSV receives cash proceeds from equity, debt or asset sale transactions. There can be no assurance that any such transactions will occur, nor can there be any assurance regarding the timing of such events or that MSV would have the ability, at that time, to pay amounts due under the note. Any additional investment in MSV and any related repayment of the $15.0 million note may not occur before Motient needs the funds from the repayment of such note.

In November 2003, we engaged Communication Technology Advisors LLC, or CTA, to perform a valuation of our equity interests in MSV as of December 31, 2002. Concurrent with CTA's valuation, Motient reduced the book value of its equity interest in MSV from $54 million (inclusive of our $2.5 million convertible note from MSV) to $41 million as of May 1, 2002 to reflect certain preference rights on liquidation of certain classes of equity holders in MSV. Including its note receivable from MSV ($13 million at May 1, 2002), the book value of Motient's aggregate interest in MSV as of May 1, 2002 was reduced from $67 million to $53.9 million. Also, as a result of CTA's valuation of MSV, we determined that the value of our equity interest in MSV was impaired as of December 31, 2002. This impairment was deemed to have occurred in the fourth quarter of 2002. Motient reduced the value of its equity interest in MSV by $15.4 million as of December 31, 2002. Including its notes receivable from MSV ($19 million at December 31, 2002), the book value of Motient's aggregate interest in MSV was $32 million as of December 31, 2002. For additional information concerning this valuation process, please see Note 2, "Significant Accounting Policies," of notes to the consolidated financial statements.

Stock Option Plan

In March 2003, our board of directors approved the reduction in the exercise price of all outstanding stock options from $5.00 per share to $3.00 per share. The repricing will require that all options be accounted for in accordance with variable plan accounting, which requires that the value of these options are measured at their intrinsic value and any change in that value be charged to the income statement each quarter based on the difference (if any) between the intrinsic value and the then-current market value of the common stock.

In July 2003, our compensation and stock option committee, acting pursuant to our 2002 stock option plan, granted 26 employees options to purchase an aggregate of 495,000 shares of our common stock at a price of $5.15 per share. One-half of each option grant vests with the passage of time and the continued employment of the recipient, in three equal increments, on the first, second and third anniversary of the date of grant. The other half of each grant will either vest or be rescinded based on Motient's performance in 2003. The compensation and stock option committee of our board of directors has not yet made a determination regarding whether the 2003 performance criteria were satisfied. If vested and not exercised, the options will expire on the 10th anniversary of the date of grant.

Accounting and Auditing Matters

In March 2003, we obtained the concurrence of the staff of the SEC with respect to our conclusions regarding the appropriate accounting relating to the formation of and certain transactions with MSV in 2000 and 2001 and the sale of some of our transportation assets to Aether Systems in 2000. The staff of the SEC did not object to some aspects of our prior accounting with respect to the MSV and Aether Systems transactions, but did object to other aspects of our prior accounting for these transactions. For a description of the material differences between our original accounting treatment with respect to these transactions and the revised accounting treatment that we concluded is appropriate as a result of this process, please see our current report on Form 8-K dated March 14, 2003 and Note 2, "Significant Accounting Policies - Restatement of Financial Statements," of notes to the consolidated financial statements.

On April 17, 2003, we dismissed PricewaterhouseCoopers as our independent auditors, effective upon the completion of services related to the audit of our consolidated financial statements for the period May 1, 2002 to December 31, 2002. On April 25, 2003, our board of directors approved the engagement of Ehrenkrantz Sterling & Co. LLC as our independent auditors to (i) re-audit our consolidated financial statements for the fiscal years ended December 31, 2000 and 2001 and (ii) audit our consolidated financial statements for the period from January 1, 2002 to April 30, 2002 and the fiscal year that ended on December 31, 2003.

On March 2, 2004, Motient dismissed PricewaterhouseCoopers as its independent auditors. The audit committee of Motient's board of directors approved the dismissal of PricewaterhouseCoopers. PricewaterhouseCoopers was previously appointed to audit Motient's consolidated financial statements for the period May 1, 2002 to December 31, 2002, and, by its terms, such engagement was to terminate upon the completion of services related to such audit. PricewaterhouseCoopers has not reported on Motient's consolidated financial statements for such period or for any other fiscal period. On March 2, 2004, the audit committee engaged Ehrenkrantz Sterling & Co. LLC as Motient's independent auditors to audit Motient's consolidated financial statements for the period May 1, 2002 to December 31, 2002.

As discussed in the Introductory Note and in more detail in Note 2, "Significant Accounting Policies," of notes to the consolidated financial statements, the 2000 and 2001 comparative financial statements provided herein have been restated and have been re-audited by our current independent auditing firm, Ehrenkrantz Sterling & Co. LLC. The 2000 and 2001 financial information and the 2002 financial results for the period January 1, 2002 to April 30, 2002 included herein are referred to as Predecessor Company results and the financial results for the period May 1, 2002 to December 31, 2002 included herein are referred to as Successor Company results.

Management Changes

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

On April 17, 2003, the board of directors elected Christopher W. Downie to the position of vice president, chief financial officer and treasurer. Mr. Downie had previously been a consultant with CTA working on Motient matters, since May 2002.

On March 18, 2004 the board of directors elected Christopher W. Downie to the position of executive vice president, chief financial officer and treasurer, and designated Mr. Downie as the Company's principal executive officer.

On June 20, 2003, Jared Abbruzzese resigned his position as chairman of the board. Steven Singer was elected chairman of the board and a new director, Peter
D. Aquino, was elected to the board. Mr. Aquino is a senior managing director of CTA.

On February 10, 2004, our Board of Directors and Walter V. Purnell, Jr. mutually agreed to end his employment as president and chief executive officer of Motient and all of its wholly owned subsidiaries. Concurrently, Mr. Purnell resigned as a director of such entities and of MSV and all of its subsidiaries.

On February 18, 2004, Daniel Croft, senior vice president, marketing and business development, and Michael Fabbri, senior vice president, sales, were relieved of their duties as part of a reduction in force.

Product Offerings

On March 1, 2003, Motient entered into a national premier dealer agreement with T-Mobile USA, and on May 21, 2003 Motient entered into an authorized agency agreement with Verizon Wireless. These agreements allow Motient to sell each of T-Mobile's third generation global system for GSM/GPRS, network subscriptions and Verizon's third generation CDMA/1XRTT network subscriptions nationwide. Motient is paid for each subscriber put onto either network. Each agreement allows Motient to continue to actively sell and promote wireless email and wireless Internet applications to enterprise accounts on networks with greater capacity and speed, and that are voice capable.

On June 26, 2003, Research In Motion provided us with a written End of Life Notification for the RIM 857 wireless handheld device. This means that Research In Motion will no longer produce this model of handheld device. The last date for accepting orders was September 30, 2003, and the last date for shipment of devices was January 2, 2004. Motient has implemented a RIM 857 "equivalent to new" program and expects that there will be sufficient returned RIM 857s to satisfy demand for the foreseeable future. During the year ended December 31, 2002, a majority of our equipment revenues were attributable to sales of the RIM 857 device, and we estimate that approximately 35% of our monthly recurring service revenues were derived from wireless messaging using RIM 857 devices.

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

On February 10, 2003, approximately 60 entities filed comments to the proposal submitted to the FCC on December 24, 2002. Several of the comments addressed the issue of comparable 800 MHz spectrum for economic area, or EA, licensees and the need to avoid recreating the 800 MHz interference situation when Nextel integrates its 900 MHz spectrum into its integrated dispatch enhanced network, or iDEN. Reply comments, which were due February 25, 2003, included comments urging the FCC to conduct its own analysis of the adequacy of the interference protection proposed in the plan. In mid-April 2003, the FCC's Office of Engineering and Technology, or OET, sent a letter to several manufacturers requesting additional practical, technical and procedural solutions or information that may have yet to be considered. Responses were due May 8, 2003. Upon reviewing the filed comments, OET has indicated that other technical solutions were possible and were being reviewed by the FCC. To date, no formal action has been taken by the FCC. We cannot assure you that our operations will not be affected by this proceeding.

Legal Matters

A former employee who was discharged as part of a reduction in force in July 2002 asserted a claim for a year's pay and attorney's fees under a change of control agreement this employee had with Motient. This claim was subject to binding arbitration. Although Motient believed that it had substantial defenses on the merits, on July 11, 2003, Motient was informed that the arbitrator ruled in the employee's favor. In August 2003, Motient made a $200,000 payment to this employee for the disputed pay and related benefits costs and legal fee reimbursement.

UPS Revenue

United Parcel Service, Inc., our largest customer as of December 31, 2002, has substantially completed its migration to next generation network technology, and its monthly airtime usage of our network has declined significantly. There are no minimum purchase requirements under our contract with UPS and the contract may be terminated by UPS on 30 days' notice at which point the remaining prepayment would be required to be repaid. While we expect that UPS will remain a customer for the foreseeable future, over time we anticipate that the bulk of UPS' units will migrate to another network. As of January 31, 2004, UPS had approximately 4,300 registered units with active usage on Motient's network.

Until June 2003, UPS had voluntarily maintained its historical level of payments to mitigate the near-term revenue and cash flow impact of its recent and anticipated continued reduction in network usage. However, beginning in July 2003, the revenues and cash flow from UPS declined significantly. Also, due to a separate arrangement entered into in December 2002 under which UPS prepaid for network airtime to be used by it in 2004, we do not expect that UPS will be required to make any cash payments to us in 2004 for service to be provided in 2004. If UPS does not make any cash payments to us in 2004, our cash flows from operations in 2004 will decline, and our liquidity and capital resources could be materially and negatively affected. We are planning a number of initiatives to offset the loss of revenue and cash flow from UPS, including the following:

     o    further reductions in our employee and network infrastructure costs;

     o growth in new revenue from our recently-announced carrier relationships with Verizon Wireless and T-Mobile, under which we will be selling voice and data services on each carrier's next generation wireless networks as a master agent;

     o increased revenue growth from our various telemetry applications and initiatives; and

     o enhancements to our liquidity, which are expected to involve the sale of certain frequency assets, such as the recently announced sales of certain specialized mobile radio, or SMR, licenses to Nextel.

Further Lane

On July 29, 2003, we entered into a letter agreement with Further Lane Asset Management Corp. under which Further Lane is providing investment advisory services to us. In connection with the execution of this letter agreement, we issued Further Lane a warrant to purchase 200,000 shares of our common stock. The exercise price of the warrant is $5.10 per share. The warrant is immediately exercisable upon issuance and has a term of five years. The fair value of the warrant was estimated at $927,000 using a Black-Scholes model. In September 2003, we recorded a non-cash consultant compensation charge of $927,000 based on this valuation.

Sale of SMR Licenses to Nextel Communications, Inc.

On July 29, 2003, our wholly-owned subsidiary, Motient Communications, entered into an asset purchase agreement with Nextel, under which Motient Communications sold to Nextel certain of its SMR licenses issued by the FCC for $3.4 million. The closing of this transaction occurred on November 7, 2003. On December 9, 2003, Motient Communications entered into a second asset purchase agreement, under which Motient Communications will sell additional licenses to Nextel for $2.75 million. In February, 2004, we closed the sale of licenses covering approximately $2.2 million of the purchase price, and we expect to close the sale of approximately one-half of the remaining licenses by April 2004. The transfer of the other half of the remaining licenses has been challenged at the FCC by a third-party. While we believe, based on the advice of counsel, that the FCC will ultimately rule in our favor, we cannot assure you that we will prevail, and, in any event, the timing of any final resolution is uncertain. None of these licenses are necessary for Motient's future network requirements. We have and expect to continue to use the proceeds of the sales to fund our working capital requirements and for general corporate purposes. The lenders under Motient Communications' term credit agreement have consented to the sale of these licenses.


History

Motient was formed in 1988 under the name "American Mobile Satellite Corporation" to construct, launch and operate a mobile satellite services system to provide a full range of mobile voice and data services via satellite to land, air and sea-based customers subject to local regulation. During 1995, Motient successfully launched its first satellite and initiated commercial voice service. In late 1996, Motient expanded its mobile data business through the acquisition of Rockwell International Corporation's dual mode mobile messaging and global positioning and monitoring service for commercial trucking fleets.

In March 1998, Motient acquired Motient Communications, formerly ARDIS Company, from Motorola and combined the ARDIS terrestrial-based business with Motient's satellite-based business to offer a broad range of integrated end-to-end wireless solutions through two network configurations, either a "satellite-only" service network or a "multi-mode" terrestrial and satellite service network.

Following operation of a joint network for three years, Motient decided to base its business primarily on the terrestrial network and make the satellite available to a joint venture. Motient's satellite and related assets and business were sold on November 26, 2001 to MSV. For more information regarding this sale, please see the discussion under the caption "Mobile Satellite Ventures Transaction," below.

In connection with Motient's acquisition of Motient Communications from Motorola in March 1998, Motient's subsidiary, Motient Holdings Inc., issued $335.0 million of 12.25% senior notes due 2008.

Motient's working capital and operational financing historically was derived primarily from internally generated funds and, prior to 2002, from borrowings under two bank loan facilities, a $100.0 million term loan facility and a $100.0 million revolving credit facility. Borrowings under the bank facility were guaranteed by Hughes Electronics Corporation, Singapore Telecommunications Ltd. and Baron Capital Partners L.P. The indebtedness under the bank facility was also guaranteed by Motient and certain of its subsidiaries and was secured by certain assets of Motient. Motient also was required to reimburse the bank guarantors for any payments made by the bank guarantors pursuant to their guarantees.

XM Radio

As of December 31, 2000, we had an equity interest of approximately 33.1% (or 21.3% on a fully diluted basis) in XM Satellite Radio Holdings Inc., a public company that launched its satellite radio service at the end of 2001, and we controlled XM Radio through our board of director membership and common stock voting rights. As a result, all of XM Radio's results for the period from July 7, 1999 (the date we acquired 100% voting interest of XM Radio) through December 31, 2000 have been included in our consolidated financial statements. Prior to July 7, 1999, our investment in XM Radio was accounted for pursuant to the equity method of accounting.

In January 2001, pursuant to FCC approval to cease control of XM Radio, the number of directors that we appointed to XM Radio's board of directors was reduced to less than 50% of XM Radio's directors, and we converted a portion of our super-voting Class B common stock of XM Radio to Class A common stock. As a result, we ceased to control XM Radio, and as of January 1, 2001, we accounted for our investment in XM Radio pursuant to the equity method of accounting. During 2001, we disposed of all of our remaining shares of XM Radio and ceased to hold any interest in XM Radio as of November 19, 2001.

Sale of Transportation Business

In November 2000, Motient sold assets relating to its retail transportation business to Aether Systems and received approximately $45 million. This consisted of $30 million for the assets, of which $10 million was held in an escrow account which was subsequently released in the fourth quarter of 2001 upon the satisfaction of certain conditions, and $15 million for a perpetual license to use and modify any intellectual property owned by or licensed by Motient in connection with the retail transportation business. Aether Systems acquired all of the assets used or useful in the retail transportation business, and assumed the related liabilities. Aether Systems also purchased the existing inventory in the business. In the fourth quarter of 2000, Motient recognized a gain of $6.6 million, which represented the difference between the net book value of the assets sold and the $20 million cash portion of the purchase price for the assets received at closing. Motient recognized an additional $8.3 million gain in the fourth quarter of 2001 when the additional $10 million of proceeds were released from escrow. The $1.7 million difference between the proceeds received and the gain recognized is a result of pricing modifications that were made at the time of the release of the escrow related to network capacity agreements. Motient deferred recognition of the $15 million perpetual license payment over a four year period, which represents the life of the network airtime agreement that Motient entered into with Aether Systems at the time of the closing of the asset sale.

Concurrently with the closing of the asset sale, we and Aether Systems entered into two long-term, prepaid network airtime agreements with a total value of $20 million, of which $5 million was paid at closing, pursuant to which Aether Systems agreed to purchase airtime on our satellite and terrestrial networks. Aether Systems also became an authorized reseller of our eLink and BlackBerry TM by Motient wireless email service offerings.

Mobile Satellite Ventures Transaction


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

On November 26, 2001, Motient sold the assets comprising its satellite communications business to MSV. In consideration for its satellite business assets, Motient received the following:

     o    a $24.0 million cash payment in June 2000;

     o a $41.0 million cash payment paid at closing on November 26, 2001, net of $4.0 million retained by MSV related to our sublease of real estate from MSV; and

     o    a five-year, $15.0 million note.

In this transaction, TMI Communications and Company Limited Partnership, or TMI, a Canadian satellite services provider, also contributed its satellite communications business assets to MSV. In addition, Motient purchased a $2.5 million convertible note issued by MSV as part of this transaction, and certain other investors, including a subsidiary of Rare Medium, purchased a total of $52.5 million of MSV convertible notes. On August 12, 2002, we purchased an additional $957,000 of MSV convertible notes. At December 31, 2002 and 2003, on a fully diluted basis, Motient owned approximately 25.5% and 29.5%, respectively, of the equity of MSV, assuming certain other investors fully exercise their option to make additional investments in MSV as a result of the FCC ATC approval process. Please see "--Recent Developments--Mobile Satellite Ventures LP" and Note 2, "Significant Accounting Policies - Restatement of Financial Statements," and Note 16, "Subsequent Events," of notes to the consolidated financial statements, for further information concerning MSV.

Motient's Chapter 11 Filing

Events Leading to Chapter 11 Filing

During 2001, Motient undertook a variety of transactions to address its liquidity needs.

In mid-2001, Motient borrowed an aggregate of $50.0 million from Rare Medium Group, Inc., or Rare Medium. Motient's obligation to repay this loan was secured by its aggregate pledge of five million shares of Class A common stock of XM Radio then held by Motient.

In May 2001, Motient signed a definitive merger agreement with Rare Medium through which Motient would have acquired 100% of the ownership of Rare Medium, using a combination of convertible preferred stock of Motient and nine million shares of Class A common stock of XM Radio then held by Motient.

In September 2001, Motient laid off approximately 25% of its workforce and canceled certain of its product initiatives, in order to preserve cash.

In October 2001, Motient and Rare Medium terminated their merger agreement. One of the principal reasons Motient pursued the Rare Medium merger was to gain access to cash held by Rare Medium. As a result of the termination of the Rare Medium merger, Motient did not receive the anticipated cash from that transaction that would have allowed it to fund certain debt and interest payment obligations. On October 12, 2001, Motient repaid approximately $26.1 million of principal and accrued interest owed to Rare Medium by delivering to Rare Medium five million shares of stock of XM Radio.

On October 1, 2001, Motient announced that it would not make the $20.5 million semi-annual interest payment due on its 12.25% senior notes due 2008 issued by Motient Holdings. On November 26, 2001, the trustee declared all amounts owed under the senior notes immediately due and payable.

In November 2001, the agent for the bank lenders under Motient's bank financing declared all loans immediately due and payable, due to the existence of several events of default. The bank lenders sought payment in full from the guarantors for the accelerated loan obligations, and the guarantors repaid all such loans on November 14, 2001 in the amount of approximately $97.6 million. As a result, Motient had a reimbursement obligation to the guarantors in the amount of $97.6 million, which included accrued interest and fees.

On November 19, 2001, Motient sold 500,000 shares of XM Radio common stock owned by it for aggregate proceeds of $4.8 million. Motient used such proceeds to reduce the amount of its reimbursement obligation to the guarantors of its bank financing by this amount. Also on November 19, 2001, Motient delivered all of the remaining 9,257,262 shares of XM Radio common stock owned by it to the guarantors of its bank financing in full satisfaction of the entire remaining amount of Motient's reimbursement obligations to the bank guarantors.

Pursuit of restructuring plan under protection of bankruptcy code - conversion of outstanding debt

In late 2001, Motient determined that the continued viability of its business required restructuring its highly leveraged capital structure. In October 2001, Motient retained Credit Suisse First Boston Corporation, or CSFB, as financial advisors to assist it in restructuring its debt.

In January 2002, Motient and an informal committee of its senior noteholders reached an agreement in principle with respect to the primary terms of a Plan of Reorganization of Motient and its principal subsidiaries. Accordingly, on January 10, 2002, Motient and certain of its subsidiaries filed for protection under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Eastern District of Virginia. The Bankruptcy Court confirmed the Plan of Reorganization on April 26, 2002, and the Plan became effective on May 1, 2002.

Upon effectiveness of the Plan, the ownership of Motient changed significantly, with creditors becoming the new owners of substantially all of the equity of Motient. Under the Plan, holders of the senior notes exchanged the principal amount of their notes and all accrued interest thereon for shares of our common stock. In addition, certain of our trade creditors received shares of our common stock in settlement of their claims. All then outstanding shares of our pre-reorganization common stock and all unexercised options and warrants were cancelled. Holders of our pre-reorganization common stock received warrants to purchase an aggregate of approximately 1,496,512 shares of common stock. The warrants may be exercised to purchase shares of our common stock at a price of $.01 per share, will expire May 1, 2004 and will not be exercisable unless and until the average closing price of our common stock for ninety consecutive trading days is equal to or greater than $15.44 per share. Also pursuant to our Plan of Reorganization, we issued to Evercore Partners LP, financial advisor to the creditors' committee in our reorganization, a warrant to purchase up to 343,450 shares of common stock, at an exercise price of $3.95 per share. The warrant has a term of five years.

Upon effectiveness of the Plan, our certificate of incorporation and bylaws were amended and restated. Our restated certificate of incorporation authorizes Motient to issue up to 100 million shares of common stock and up to 5 million shares of preferred stock.

On the effective date of our Plan of Reorganization, a new board of directors of Motient consisting of seven members was established. Effective May 1, 2002, we adopted "fresh-start" accounting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". We determined that the selection of May 1, 2002 versus April 26, 2002 for the "fresh-start" date was more convenient for financial statement reporting purposes and that the results for the period from April 26, 2002 to May 1, 2002 were immaterial to our consolidated financial statements. Under "fresh-start" accounting, a new entity has been deemed created for financial reporting purposes.

Further details regarding the Plan of Reorganization are contained in our disclosure statement with respect to the Plan of Reorganization, which was filed as Exhibit 99.2 to our current report on Form 8-K dated March 4, 2002.

Effects of Chapter 11 Filing


As a result of our Chapter 11 bankruptcy filing, we saw a slower adoption rate for our services during the first quarter of 2002. In a large customer deployment, the upfront cost of the hardware can be significant. Because the hardware generally is usable only on Motient's network, certain customers delayed adoption while we were in Chapter 11. In an effort to accelerate adoption of our services, we did, in selected instances in the first quarter of 2002, offer certain incentives for adoption of our services that were outside of our customary contract terms, such as extended payment terms or temporary hardware rental. None of these offers were accepted; therefore, there was no impact to our financial statements.

Additionally, certain of our trade creditors required either deposits for future services or shortened payment terms; however, none of these deposits or changes in payment terms were material, and none of our key suppliers have ceased to do business with us as a result of our reorganization.

For a fuller discussion of certain effects of the Chapter 11 filing on Motient's business and results of operations, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations" elsewhere in this report.

Motient's Business Strategy

Motient's objective is to increase revenues by continuing to penetrate the large markets for mobile Internet data communications services and wireless telemetry applications while keeping costs under control. To meet these objectives, we intend to:

Leverage Distribution Resources of Strategic Resellers. To penetrate target markets without significant direct sales and marketing expenses, Motient has signed a number of strategic alliances with industry leaders. Motient intends to leverage the marketing and distribution resources and large existing customer bases of these resellers to address significantly more potential customers than Motient would be able to address on its own. Motient has a roster of resellers for its wireless email services, including SkyTel Communications, Inc.,

Metrocall Wireless, Inc., Aether Systems (which purchased our transportation assets in November 2000), Research In Motion and Earthlink, Inc. In the market for small to medium-sized business users, Motient has signed a sales agent agreement with CDW Computer Centers, Inc. In the telemetry market, Motient has entered into agreements with a number of device manufacturers, resellers and software vendors to develop and offer a variety of customer-driven telemetry applications, including heating, ventilation and air conditioning, or HVAC, system monitoring, energy monitoring, office and vending machine automation and wireless point-of-sale applications. Motient plans to continue to seek strategic distribution channels that will enable it to more fully penetrate its existing markets and access potential new markets on an incremental basis. In addition, in vertical markets Motient intends to exploit cross-selling opportunities using some of its existing large corporate customers.

Work With Vendors to Develop Less Expensive and More Functional User Devices to Address Competition and Increase Demand for its Services. Motient plans to continue to work with vendors to develop new generations of user devices and applications that combine improved functionality and convenience at a lower price. Motient plans to continue to incorporate inexpensive, off the shelf software or free software in its services. Motient believes that lower price points will help accelerate the acceptance and adoption of its services in its traditional markets and will also enable Motient to better penetrate its targeted new wireless markets. By working with suppliers and by making strategic software and hardware investments, Motient has lowered the total cost of ownership of its products. At the same time, Motient has improved the functionality of its devices and made them smaller and more convenient.

Leverage Motient's Expertise in Selling and Provisioning Complete Data Solutions for Enterprise Customers. A key strategic asset of Motient is its highly experienced sales and technical support team. This team is qualified to sell complete data solutions that may include network services that utilize more than Motient's core terrestrial network. Motient recently announced relationships with two major carriers that would enable Motient to broaden its network services offerings to include a variety of next generation solutions, including both voice and data solutions.

Focus Growth Efforts on Telemetry Applications. Telemetry applications have several key attributes that make them an efficient use of the Motient network. They typically have small bandwidth requirements and can be designed to utilize the network on a 24 hours per day, 7 days per week basis, thus smoothing loading requirements and optimally using our existing capacity. We believe that telemetry market segments are poised for significant growth and that this growth can be accommodated efficiently on the existing Motient network. The growth of the telemetry market could also allow for some excess capacity to be removed from our network, which would reduce our operating costs.

Develop New Wireless Applications to Increase Demand and Revenue Per Subscriber. Motient intends to exploit the market potential of its wireless network by working with value-added resellers and major e-business solutions providers to develop additional innovative wireless applications and content-based services, including future enhancements to its eLink wireless email service. As market acceptance and demand for wireless email grows, Motient believes users will demand an increasing variety of Internet-based content and services. Motient currently offers content-based services for use with its eLink service provided by GoAmerica, OracleMobile, Inc., Novarra, Inc. and Neomar, Inc.

Enhance the Technical Advantages of Motient's Network. Motient has been providing terrestrial wireless services to customers for several years, using the nation's largest, most fully deployed terrestrial wireless two-way data network. Unlike many competitors who are in the process of building limited city-wide or regional terrestrial networks, Motient has deployed a national network that is well tested and reliable, and its future network expansion requirements are expected to arise primarily from increased customer demand. Motient believes that its terrestrial network provides key competitive advantages, including:

     o    broad nationwide geographic coverage,

     o guaranteed two-way message delivery and "always on" real-time data communication and

     o deep in-building penetration with superior performance characteristics when compared with cellular-based architectures.

Motient also believes that its two-way messaging and wireless email products are superior to currently available "two-way paging" services, based on the full, two-way messaging capabilities that its network enables.

Rationalize Cost Structure & Improve Network Utilization. Motient plans to rationalize its network infrastructure by focusing on market segments that are most appropriate for the technology. We intend to focus on the telemetry markets because we believe that a telemetry solution would enable us to grow our revenue stream while also reducing the operating cost of our network because telemetry applications are less demanding on our network.

Motient's Wireless Service Offerings

General

Motient's wireless services include Motient's eLink wireless email and BlackBerry(TM) by Motient email. Motient targets its data applications to both vertical and horizontal markets. Applications include wireless email, Internet and Intranet access, fax, paging, peer-to-peer communications, asset tracking, dispatch, point-of-sale and other telemetry applications. There are over 22 types of subscriber devices available from more than 17 manufacturers for use on Motient's terrestrial network. These devices include Research In Motion handheld devices, the MobileModem for use with Palm(TM) V series and IBM WorkPad handhelds, ruggedized laptops, handheld digital assistants and wireless modems for personal computers, or PCs. Motient has developed proprietary software and has engaged a variety of other software firms to develop other "middleware," to minimize its customers' development efforts in connecting their applications to its network. Also, a number of off-the-shelf software packages enable popular email software applications on Motient's network.

It is Motient's intent to broaden its product line through its agreements with wireless carriers to resell data solutions on their next generation high-speed networks. In doing so, we believe we will be able to enhance our sales performance by offering enterprise customers a full array of technology solutions that meet their needs, independent of the network.

In the field service market, long-standing customers such as International Business Machines Corporation, or IBM, and Pitney Bowes, Inc. use Motient's customized terrestrial data applications to enable their mobile field service technicians to stay connected.

Motient's largest single terrestrial data application is in the package delivery market. As of December 31, 2002, UPS has registered for service approximately 70,000 of its third generation package tracking devices on Motient's network under a multi-year agreement. As of January 31, 2004, UPS had approximately 4,300 registered units active on Motient's network. For additional information about our relationship with UPS, see "--Recent Developments--UPS Revenue" and "-- Risk Factors - We generate a large part of our revenues and cash flows from a small number of customers, and the loss of one or more key customers could result in a significant reduction in revenues and cash flows."

eLink Wireless Email

Motient's eLink wireless email service provides mobile users with integrated wireless access to a broad range of corporate and Internet email and personal information management, or PIM, applications. Motient's eLink service can be used on wireless handheld devices manufactured by Research In Motion, including the RIM 850 and RIM 857 wireless handhelds. In addition, eLink can be used with Palm V(TM) series and IBM WorkPad handhelds by using Motient's MobileModem, a wireless modem that clips on to Palm V(TM) series and IBM WorkPad personal digital assistants, or PDAs, to provide these devices with email and Internet access via the Motient network. Motient currently offers two versions of eLink, "eLink AgentSM" and "eLink MessengerSM". eLink Agent and eLink Messenger may also be combined, offering users the functionality of both applications on a single handheld device.

Users of Motient's eLink Agent service can send and receive email messages, using their existing corporate or Internet email address, over Motient's terrestrial network, as long as the user's email system is compliant with the industry protocol known as post office protocol 3, or POP 3. Motient's eLink service also features an Internet message access protocol 4, or IMAP 4, solution, providing greater flexibility to customers by adding a more robust Internet email application protocol. Outgoing mail sent from the device appears to have come from the user's desktop PC. eLink synchronizes with a user's desktop PC so that full calendar, task list and contact information can be instantly swapped to and from the device. To address the security needs of corporate customers, eLink Agent is also offered in a self-contained format so that the corporate customer can install the network gateway software behind its firewall on servers located on the customer's site.

Motient's eLink Messenger service assigns a unique email address (separate from the user's corporate or Internet email address), allowing users to send and receive wireless email messages independent of other email systems. In addition, the Messenger service allows users to send faxes from their device, and the device also functions as a pager. Messenger also enables users to synchronize their device with calendar, task list and contact information from their desktop PC.

BlackBerry(TM) by Motient

BlackBerry(TM) by Motient is a wireless solution specifically designed for corporate environments using Microsoft Exchange. BlackBerry(TM) by Motient operates on the Motient(R) Network and has substantially the same functionality as Motient's eLink service, including wireless email, as well as a variety of similar PIM functions and applications. BlackBerry(TM) integrates with Microsoft Exchange email accounts. Motient also offers a version of BlackBerry(TM) that integrates with the Lotus Notes email platform.

The BlackBerry(TM) desktop software installs and runs on the user's desktop PC. It is an integrated suite of applications that provides organizer synchronization, folder management tools, email filtering capabilities, information backup utilities and an application loader.

BlackBerry(TM) is designed to provide a high level of security. Encryption occurs between the handheld and corporate email system to ensure message integrity. BlackBerry(TM) incorporates triple data encryption standard, or DES, encryption technology to meet stringent corporate security guidelines for remote email access.

Motient is authorized to resell BlackBerry(TM) by Motient pursuant to an agreement with Research In Motion. Research In Motion also resells BlackBerry(TM) by Motient on Motient's network through a variety of resellers and value-added resellers. Motient also offers roaming services in Canada to its eLink and BlackBerry(TM) by Motient customers through an agreement with the Canadian network operator, Bell Mobility, a division of Bell Canada.

T-Mobile/Verizon Wireless

On March 2003, Motient entered into a national premier dealer agreement with T-Mobile USA, and on May 21, 2003 Motient entered into an authorized agency agreement with Verizon Wireless. These agreements allow Motient to sell each of T-Mobile's third generation global system for GSM/GPRS network subscriptions and Verizon's third generation CDMA/1XRTT network subscriptions nationwide. Motient is paid for each subscriber put onto either network. Each agreement allows Motient to continue to actively sell and promote wireless email and wireless Internet applications to enterprise accounts on networks with greater capacity and speed, and that are voice capable.

Telemetry

Motient has partnered with a variety of resellers, device manufacturers and software vendors in the telemetry market. These resellers, device manufacturers and software vendors integrate customer-specific devices and systems with Motient's network to provide a wireless means of transmitting data from a fixed or mobile site to a central monitoring facility. Applications include HVAC system monitoring, wireless point-of-sale systems, energy monitoring, vending and office machine automation and security/alarm monitoring.

Pricing of Services

Motient's customers are charged a monthly access fee. In addition to this access fee, users pay for usage depending on the number of kilobytes of data transmitted. Motient's pricing plans offer a wide variety of volume packaging and discounts, consistent with customer demand and market conditions. Generally, Motient reflects the addition of a subscriber unit upon the registration of a unit on its network. In certain cases, primarily as it relates to strategic resellers, a percentage of these subscriber units do not become revenue producing for up to several months from initial registration on the network. Motient is currently in the process of rationalizing its network (See "Management's Discussion & Analysis - Cost Reduction Actions").

Motient's Customers

As of December 31, 2002, there were approximately 262,000 user devices registered on Motient's network, and an established customer base of large corporations in the following market categories:

                                                                   Percentage of
               Market Categories                                    Total Units
               -----------------                                    -----------
               Transportation and package delivery                        35%
               Field service                                              12
               Telemetry and point of sale                                12
               Wireless internet or email                                 41
                                                                     ----------
               Total                                                     100%
                                                                         ====


For the year ended December 31, 2002, five customers accounted for approximately 47% of Motient's service revenue, with two of those customers, UPS and SkyTel, each accounting for more than 10%. The loss of one or more of these customers, or any event, occurrence or development, which adversely affects Motient's relationship with one or more of these customers, could harm Motient's business. As discussed in "Recent Developments," UPS has deregistered a substantial number of its units as it migrates to another network provider for its next generation solution. The contracts with these customers are generally multi-year contracts, and the services provided pursuant to such contracts are generally customized applications developed to work solely on Motient's network.

As of December 31, 2002, Motient's customer base included the following product categories:

                 Product Categories                                 Total Units
                 ------------------                                 -----------
                 Wireless internet or email                               41%
                 Package delivery, telemetry and other                    59
                                                                    -----------
                 Total                                                   100%
                                                                         ====

Marketing and Distribution

Motient markets its wireless services through strategic distribution resellers and its direct sales force.

Strategic Alliances and Resellers

To penetrate new wireless data markets with significant growth potential, Motient has signed a variety of strategic alliances, including with industry leaders. Motient intends to leverage the marketing and distribution resources and large existing customer bases of these resellers to address significantly more potential customers than Motient would be able to address on its own. Motient has a roster of industry-leading resellers for its wireless email services, including SkyTel, Metrocall, Aether Systems, Research In Motion and Earthlink. Other alliances include:

     o In the market for small to medium-sized business users, Motient has signed a reseller agreement with CDW Computer Centers.

     o Motient has teamed with Wynd Communications, Inc. to provide wireless services for the hearing impaired.

     o In the telemetry market, Motient has partnered with a number of device manufacturers, resellers and software vendors to develop and offer a variety of customer-driven telemetry applications. US Wireless Corporation is a key partner in the wireless credit card processing and point-of-sale segment, and USA Technologies, Inc. is developing telemetry applications using Motient's network in the vending segment.

Motient is continuing to seek additional strategic distribution channels to help Motient move forward with its plan to more fully penetrate its existing markets and access potential new markets on an incremental basis.

Furthermore, Motient intends to broaden its product line by entering into agreements with a number of wireless carriers to include their next generation high speed data services, as well as voice, in Motient's product offerings. By doing so, we believe that Motient would be able to market itself as a "one-stop shop" for a full array of technology and product offerings, not just those products operating on the Motient network.

Direct Sales Force

Motient has a direct sales force that is experienced in selling its various wireless services. Motient's direct sales force is focused on the requirements of business customers who need customized applications as well as promoting its eLink and BlackBerry(TM) by Motient services to vertical markets. Motient's corporate accounts group is focused on promoting its eLink wireless email service to wirelessly enable enterprise-wide email systems for Fortune 500 accounts. Sales to corporate account targets generally require a sustained sales and marketing effort lasting several months. Prior to making a buying decision, a majority of the accounts exercise a due diligence process where competitive alternatives are evaluated. Motient's employees often assist in developing justification studies, application design support, hardware testing, planning and training. In the wireless email area, Motient's internal sales force has been key to its ability to convey customer feedback to its product management team, enabling Motient to identify and develop new product and service features.

Motient's Network

Motient's wireless network is one of the largest two-way terrestrial data networks in the United States, providing service to 520 of the nation's largest cities and towns, including virtually all metropolitan statistical areas. The network provides a wide range of mobile data services. Users of Motient's network access it through subscriber units that may be portable, mobile or stationary devices.

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

Motient's eLink service can be used on wireless handheld devices manufactured by Research In Motion, including the RIM 850 and RIM 857 wireless handhelds. In addition, eLink can be used with Palm(TM) V series and IBM WorkPad handhelds by using Motient's MobileModem, a wireless modem that clips on to Palm(TM) V series and IBM WorkPad PDAs to provide these devices with email and Internet access via the Motient Network. Research In Motion also manufactures modems designed to be integrated into handheld field service terminals, telemetry devices, utility monitoring and security systems and certain other computing systems. Motient's supply arrangements with Research In Motion are not exclusive, and Research In Motion manufactures similar hardware products for other companies, including Cingular Wireless LLC, a principal competitor in the two-way wireless email market segment. Please see Note 16, "Subsequent Events," of notes to the consolidated financial statements and "--Recent Developments--Product Offerings" for more information on Research In Motion and its products.

In addition to the messaging devices manufactured by Research In Motion, there are currently over 21 other types of subscriber units available from approximately 16 manufacturers that can operate on Motient's terrestrial network. Examples of portable subscriber units include ruggedized laptop computers, small external modems, handheld or palmtop "assistants" and pen based "tablets."

Motient is also working with other device manufacturers and software developers to bring its network services to other existing popular PDA and wireless email platforms.

Hewlett-Packard Company provides the terrestrial network switching computers under a multi-year lease that extends through 2004, while AT&T Corp. provides network telecommunications services, including a nationwide wireline data network, and leased sites which house regional switching equipment for Motient's terrestrial network. Motient also has a relationship with AT&T as Motient's vendor for switched inbound and outbound public switched telephone network services.

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

Competition

The wireless communications industry is highly competitive and is characterized by constant technological innovation. Motient competes by providing broad geographic coverage, deep in-building penetration and demonstrated reliability.

These features distinguish Motient from the competition. Motient's wireless solutions are used by businesses that need critical customer and operational information in a mobile environment.

Motient offers multiple business lines and competes with a variety of service providers, from small startups to Fortune 500 companies. Motient's competitors include service providers in several markets--dedicated mobile data, personal communications service, or PCS, and cellular, narrowband PCS/enhanced paging and emerging technology platforms.

Employees

On December 31, 2002, Motient had 197 employees. On March 19, 2004, Motient had approximately 111 employees. None of Motient's employees is represented by a labor union. Motient considers its relations with its employees to be good.

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

The ownership and operation of Motient's terrestrial network is subject to the rules and regulations of the FCC, which acts under authority established by the Communications Act of 1934, as amended, and related federal laws. Among other things, the FCC allocates portions of the radio frequency spectrum to certain services and grants licenses to and regulates individual entities using that spectrum. Motient operates pursuant to various licenses granted by the FCC.

Motient is a commercial mobile radio service provider and therefore is regulated as a common carrier. Motient must offer service at just and reasonable rates on a first-come, first-served basis, without any unjust or unreasonable discrimination, and Motient is subject to the FCC's complaint processes. The FCC has decided not to apply or to withhold its right, at this time, to apply numerous common carrier provisions of the Communications Act to commercial mobile radio service providers. In particular, Motient is not subject to traditional public utility rate-of-return regulation, and is not required to file tariffs with the FCC.

The FCC's universal service fund supports the provision of affordable telecommunications to high-cost areas and the provision of advanced telecommunications services to schools, libraries, and rural health care providers. Under the FCC's current rules, end-user revenues derived from the sale of information and other non-telecommunication services and certain wholesale revenues derived from the sale of telecommunications services are not subject to universal service fund obligations. Based on the nature of its business, Motient is currently not required to contribute to the universal service fund. Current rules also do not require that Motient impute to its contribution base retail revenues derived when it uses its own transmission facilities to provide a service that includes both information service and telecommunications components. There can be no assurances that the FCC will retain the exclusions described herein or its current policy regarding the scope of a carrier's contribution base. Motient may also be required to contribute to state universal service programs. The requirement to make these state universal service payments, the amount of which in some cases may be subject to change and is not yet determined, may have a material adverse impact on the conduct of Motient's business.

Motient is subject to the Communications Assistance for Law Enforcement Act, or CALEA. Under CALEA, Motient must ensure that law enforcement agencies can intercept certain communications transmitted over its networks. Motient must also ensure that law enforcement agencies are able to access certain call-identifying information relating to communications over Motient's networks. The deadline for complying with the CALEA requirements and any rules subsequently promulgated was June 30, 2002. Based on discussions with Federal law enforcement agencies regarding the applicability of CALEA's provisions to Motient, we do not believe that our network, which uses packet data technology, is subject to the requirements of CALEA. At the suggestion of Federal law enforcement agencies, we have developed an alternative methodology for intercepting certain communications over our network for the purposes of law enforcement surveillance. We believe this alternative methodology has substantially the same functionality as the standards provided in CALEA. It is possible that our alternative methodology may ultimately be found not to comply with CALEA's requirements, or that our interpretation that CALEA does not apply to our network may ultimately be found to be incorrect.

In addition, CALEA establishes a federal fund to compensate telecommunications carriers for all reasonable costs directly associated with modifications performed by carriers in connection with equipment, facilities and services installed or deployed on or before January 1, 1995. For equipment, facilities and services deployed after January 1, 1995, the CALEA fund is intended to compensate carriers for any reasonable costs associated with modifications required to make compliance "reasonably achievable." It is possible that all necessary modifications will not qualify for this compensation and that the available funds will not be sufficient to reimburse Motient. Therefore, the requirement to comply with CALEA could have a material adverse effect on the conduct of Motient's business.

Motient's FCC licenses are granted for a term of 10 years, subject to renewal. For Motient's non-market-based licenses, or non-auction licenses, renewal is granted in the ordinary course. Motient no longer holds any auction licenses. All such licenses were sold in November 2003 to Nextel Communications and its affiliates.

As a matter of general regulation by the FCC, Motient is subject to, among other things, payment of regulatory fees and restrictions on the level of radio frequency emissions of Motient's systems' mobile terminals and base stations. Any of these regulations may have an adverse impact on the conduct of Motient's business.

Motient's FCC licenses are subject to restrictions in the Communications Act that (i) some FCC licenses may not be held by a corporation of which more than 20% of its capital stock is directly owned of record or voted by non-U.S. citizens or entities or their representatives and (ii) no such FCC license may be held by a corporation controlled by another corporation, referred to as indirect ownership, if more than 25% of the controlling corporation's capital stock is owned of record or voted by non-U.S. citizens or entities or their representatives, if the FCC finds that the public interest is served by the refusal or revocation of such license. However, with the implementation of the Basic Telecommunications Agreement, negotiated under the auspices of the World Trade Organization and to which the United States is a party, the FCC will presume that indirect ownership interests in our FCC licenses in excess of 25% by non-U.S. citizens or entities will be permissible to the extent that the ownership interests are from World Trade Organization-member countries. If the 25% foreign ownership limit is exceeded, the FCC could take a range of potential actions that could harm Motient's business.

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

Motient operates the terrestrial network under a number of waivers involving the FCC's technical rules, including rules on station identification, for-profit use of excess capacity, system loading and multiple station ownership. Several of these waivers were first obtained individually by IBM and Motorola, which operated separate wireless data systems until forming the ARDIS joint venture in 1990. The FCC incorporated a number of these waivers into its regulations when it implemented Congress's statutory provision creating the commercial mobile radio service classification. As of March 3, 1999, Motient completed its planned construction of base stations for which extended implementation was granted by the FCC in 1996.

On March 14, 2002, the FCC adopted a notice of proposed rulemaking exploring options and alternatives for improving the spectrum environment for public safety operations in the 800 MHz band. This notice of proposed rulemaking was issued by the FCC after a "white paper" proposal was submitted to the FCC by Nextel in November 2001 addressing largely the same issues. In its white paper, Nextel proposed that some of its wireless spectrum in the 700 MHz band, lower 800 MHz band, and 900 MHz band be exchanged for spectrum in the upper 800 MHz band and in the 2.1 GHz band. Nextel's proposal addressed the problem of interference to public safety agencies by creating blocks of contiguous spectrum to be shared by public safety agencies. Since the notice of proposed rulemaking was issued, Motient has been actively participating with other affected licensees, including Nextel, to reach agreement on a voluntary plan to re-allocate spectrum to alleviate interference to public safety agencies. On December 24, 2002, a group of affected licensees, including Motient, Nextel and several other licensees, submitted a detailed proposal to the FCC for accomplishing the re-allocation of spectrum over a period of several years. These parties have also been negotiating a mechanism by which Nextel would agree to reimburse costs, up to $850.0 million, incurred by affected licensees in relocating to different parts of the spectrum band pursuant to the rebanding plan.

On February 10, 2003, approximately 60 entities filed comments to the proposal submitted to the FCC on December 24, 2002. Several of the comments addressed the issue of comparable 800 MHz spectrum for EA, licensees and the need to avoid recreating the 800 MHz interference situation when Nextel integrates its 900 MHz spectrum into its iDEN. Reply comments, which were due February 25, 2003, included comments urging the FCC to conduct its own analysis of the adequacy of the interference protection proposed in the plan. In mid-April 2003, the FCC's OET, sent a letter to several manufacturers requesting additional practical, technical and procedural solutions or information that may have yet to be considered. Responses were due May 8, 2003. Upon reviewing the filed comments, OET has indicated that other technical solutions were possible and were being reviewed by the FCC. To date, no action has been taken by the FCC. We cannot assure you that our operations will not be affected by this proceeding.

Risk Factors

Our business is subject to a number of significant risks and uncertainties, including the following:

We have undergone significant organizational restructuring and we face substantial operational challenges.

We are in the process of evaluating our future strategic direction. We have been forced to take drastic actions to reduce operating costs and preserve our remaining cash. For example, in February 2004 we effected a reduction in force that reduced our workforce from approximately 166 to 112 employees. The elimination of certain sales and other personnel may have a negative effect on our future revenues and growth prospects and our ability to support new product initiatives and generate customer demand.

We are not cash flow positive, and our prospects will depend on our ability to control our costs while maintaining and improving our service levels.

As a result of capital constraints imposed on our business during and following our reorganization, we have been involved in the process of reducing our expenditures in a variety of areas, including a reduction in the number of our employees and the closure of our Reston facility. We also have renegotiated several of our key vendor and customer arrangements and continue to aggressively pursue further vendor cost reductions when opportunities arise. We continue to use more cash than we generate from operations. Our prospects will depend in part on our ability to reduce operating costs further and operate more efficiently, while maintaining and improving our service levels.

We will need additional liquidity to fund our operations.

We do not expect to begin to generate cash from operations in excess of our cash operating costs until the first quarter of 2005, at the earliest. Even after we begin to generate cash in excess of our operating expenses, we expect to require additional funds to meet remaining interest obligations, capital expenditures and other non-operating cash expenses. We currently anticipate that our funding requirements through 2004 should be met through a combination of various sources, including:

     o    cash on hand,

     o    net cash flow from operations,

     o    borrowings under our $12.5 million term credit facility,

     o proceeds from the sale of certain frequency assets that are not necessary for our future network requirements (See "Business--Recent Developments--Sale of SMR Licenses to Nextel Communications, Inc."), and

     o proceeds realized through the sale of inventory relating to eLink and BlackBerryTM.

An additional potential funding source is the repayment of a $15.0 million note from MSV. We also own an aggregate of approximately $3.5 million of convertible notes from MSV, which are mandatorily convertible into equity of MSV in certain circumstances. For information about these notes and our transactions with MSV, please see "Management's Discussion and Analysis of Results of Operations -- Mobile Satellite Ventures LP." There can be no assurance that the foregoing sources of liquidity will provide sufficient funds in the amounts or at the time that funding is required. In addition, if our ability to realize such liquidity from any such source is delayed or the proceeds from any such source are insufficient to meet our expenditure requirements as they arise, we will seek additional equity or debt financing, although it is unlikely under current conditions that such additional financing will be available on reasonable terms, if at all. If we are not able to obtain other sources of funding or obtain relief from our creditors, we may not be able to continue as a going concern.

We may not be able to meet our debt obligations, operating expenses, working capital and other capital expenditures.

As of December 31, 2002, we had approximately $33.1 million of debt outstanding (including capital leases, new notes with Rare Medium and CSFB and obligations owed to Motorola and accrued interest thereon). In January of 2003, we secured a $12.5 million credit facility of which we have drawn $4.5 million as of December 31, 2003. Some of these debt obligations have current interest and principal requirements. As of December 31, 2002, $4.0 million of our debt obligations were recorded as current liabilities. We cannot assure you that our operating cash flow will be adequate to pay the principal and interest payments on this indebtedness when due, as well as to fund all of our contemplated capital expenditures. Some of these debt obligations also have certain minimum covenant requirements.

Our $12.5 million term credit facility imposes certain conditions on our ability to make draws, including compliance with certain financial and operating covenants. We provided notices of default and received respective waivers for our covenant requirements in the monthly periods ended April 2003 through December 2003 under our term credit facility. We cannot assure you that our operating results will be adequate to meet future minimum covenant requirements, which could lead to events of default and acceleration of these debt obligations. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--$12.5 Million Term Credit Facility" for more information on our debt covenant compliance, defaults and waivers.

If we are not able to make required payments under our credit facility or other debt obligations, the lenders thereunder could seek to accelerate such obligations and take actions to seize collateral, any of which could render us insolvent.

We believe that the implementation of our business strategy is crucial to our future financial viability and the ability to generate the cash flow necessary to pay principal and interest, and our working capital and capital expenditure needs. Although we believe our business strategy will help improve our financial viability and our cash flow, we cannot assure you that the financial resources available to us will be sufficient for us to achieve profitability.

We will continue to incur significant losses.

If we do not become profitable, we could have difficulty obtaining funds to continue our operations. We have incurred net losses every year since we began operations. These losses are due to the costs of developing and building our network and the costs of developing, selling and providing products and services. Although we have significantly reduced our losses, we will continue to have losses in the future.

We generate a large part of our revenues and cash flows from a small number of customers, and the loss of one or more key customers could result in a significant reduction in revenues and cash flows; UPS has recently deregistered nearly all of its units on our network.

For the year ended December 31, 2002, five customers accounted for approximately 47% of our service revenue, with two of those customers each accounting for more than 10%. None of these significant customers are obligated to purchase any minimum quantity of airtime, service or hardware from us. There can be no assurance that the revenue generated from our largest customers will continue in future periods. We may lose certain revenues from major customers due to churn and migration to alternative technologies. The loss of one or more of our key customers, a material reduction in such customers' use of our network, or any other event, occurrence or development which adversely affects our relationship with one or more of these customers, could harm our business by reducing revenue and reducing net cash flow from operations.

In addition, UPS, our largest customer as of December 31, 2002, has substantially completed its migration to next generation network technology, and its monthly airtime usage of our network has declined significantly. While we expect that UPS will remain a customer for the foreseeable future, over time we expect that the bulk of UPS' units will migrate to another network. Our service contract with UPS may be terminated by UPS on 30 days' notice at which point any remaining prepayment would be required to be repaid. Until June 30, 2003, UPS had voluntarily maintained its historical level of revenue to mitigate the near-term revenue and cash flow impact of its reduced network usage. However, beginning in July 2003, the revenues and cash flow from UPS declined significantly. In addition, in December 2002 we entered into a separate agreement with UPS under which UPS made a significant prepayment for network airtime service to be provided beginning January 1, 2004. The prepayment will be credited against airtime services provided to UPS beginning January 1, 2004, until the prepayment is fully credited. Based on the current level of network airtime usage by UPS, we do not expect that UPS will be required to make any cash payments to us in 2004 for service provided during 2004. If UPS does not make any cash payments to us in 2004, our cash flows from operations in 2004 will decline, and our liquidity and capital resources could be materially and negatively affected. For a further discussion of developments regarding UPS and our plans to offset the loss of revenue and cash flows from this customer, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Our growth has been curtailed by funding constraints.

We have significantly decreased the amount that we are spending on the maintenance and growth of our operations, network and subscriber base due to our liquidity constraints. We have taken a number of steps to continue to reduce our operating and capital expenditures in order to lower our cash burn rate; however, our capital resources currently are not sufficient to permit us to fund the launch of new products and services. Failure to generate or raise sufficient funds may require us to delay or abandon some of our expenditures, which could harm our business and competitive position.

Our internal controls may not be sufficient to ensure timely and reliable financial information.

During the course of the fiscal 2002 year-end closing process and subsequent audit of our financial statements for the eight month period ended December 31, 2002, our management and our then-current independent auditors, PricewaterhouseCoopers, identified several significant deficiencies in our internal controls. In response to these concerns, we have implemented enhanced measures and have dedicated more resources to improve our account reconciliation process and to further strengthen our internal controls. For a description of these measures, see "Item 14. Controls and Procedures."

We have not yet been able to fully execute all of the salutary procedures and actions we deem desirable to address our internal control deficiencies. Significant supplemental resources will continue to be required to maintain appropriate controls and procedures and to prepare our financial statements and other disclosures. Failure to maintain such controls and procedures may increase the risk of future errors or omissions in our financial statements or public reports or filings and may prevent us from meeting our filing deadlines.

There can be no assurance that these actions and any other actions that we take to improve our internal controls and procedures will be successful. Our inability to implement these actions could adversely affect our ability to record, process, summarize and report financial data in compliance with our reporting obligations.

We could lose market share and revenues as a result of increasing competition from companies in the wireless communications industry that have greater resources and name recognition.

We expect to face intense competition in all of our markets, which could result in a loss of customers and lower revenues and could make it more difficult for us to enter new markets. Our competitors include service providers in several markets -- dedicated mobile data, PCS/cellular, narrowband PCS/enhanced paging and emerging technology platforms. The growth in wireless data opportunities has led traditional hardware manufacturers and software developers to invest in technologies that will allow the migration of core products and services to a mobile environment. Companies like IBM, Oracle Corporation, Siebel Systems, Inc., Sun Microsystems, Inc. and Lucent Technologies, Inc. have made significant investments in the area of mobility to guarantee their place in both the desktop and mobile/handheld computing environments.

Our eLink service competes with a variety of services that offer two-way messaging and PDA functionality on small, portable devices. Most of these competing services are better established in the marketplace, and many competitors have substantially greater financial, technical, marketing, sales, distribution and other resources than we have. We expect that we will continue to compete primarily with Cingular Wireless, which offers wireless data services over its network, including Research In Motion's BlackBerryTM email service. Our agreement with Research In Motion permits us to market the BlackBerryTM service in the United States on the Motient network. These and other firms may enter the markets where we focus our sales efforts, which may create downward pressure on the prices for our services and negatively impact our returns. Many of the existing and potential competitors have financial and other resources far greater than those of Motient. In addition, continuing consolidation in the communications industry, including Cingular Wireless' proposed acquisition of AT&T Wireless, may strengthen existing competitors or give rise to significant new competitors which would threaten our business.

In addition, a variety of new technologies, devices and services will result in new types of competition for us in the near future. The emergence of new protocols such as the WAP and the Bluetooth protocol enable the use of the Internet as a platform to exchange information among people with different devices running on different networks. Also, several large wireless providers are deploying new, so-called "2.5G" and "3G" technologies, including new forms of CDMA, time division multiple access, or TDMA, and GSM technologies, which will increase the data capabilities of wireless voice and data services and will have a competitive impact on our business.

Failure to keep pace with rapidly changing markets for wireless communications would significantly harm our business.

The technology and markets for wireless communications services change rapidly. Our success depends, in part, on our ability to respond and adapt to change. For example, large wireless voice carriers are in the process of expanding their ability to offer wireless data services that may compete with our services, by deploying "2.5G" and "3G" technologies. These technologies, which include GPRS and 1XRTT, support both wireless voice and packet data services. While we will endeavor to enhance the efficiency and performance of our existing data-only network through a variety of measures, we also expect to consider, as appropriate, alliances or other contractual arrangements with larger wireless communications providers, so that we can continue to offer as complete an array of data services as possible. We cannot guarantee that we will be able to compete effectively under, or adjust our contemplated plan of development to meet, changing market conditions. We cannot guarantee that we will be able to implement our strategy or that our strategy will be successful in these rapidly evolving markets. The markets for wireless communications services are also marked by the continuous introduction of new products and services and increased capacity for services similar to those provided by Motient. Technological advances may also increase the efficiency of existing products or services. If a technology becomes available that is more cost-effective or creates a superior product, we may be unable to access this technology or finance the necessary substantial capital expenditures that may be required. Our technology may be rendered less profitable or less viable by existing, proposed or as yet undeveloped technologies. We cannot guarantee that we will have the financial and other resources available to compete effectively against companies possessing such technologies. We are unable to predict which of the many possible future products and services will meet evolving industry standards and consumer demands. We cannot guarantee that we can adapt to technological changes or offer products or services on a timely basis to establish or maintain a competitive position.

The success of our wireless communications business depends on our ability to enter into and maintain third party distribution relationships.

A key element of our strategy is to develop and capitalize on distribution relationships with leading companies who can provide access to significant numbers of potential customers in our target markets. For example, Motient has reseller agreements with SkyTel, Metrocall, Aether Systems and Earthlink, as well as Research In Motion. Because we are relying on these distribution companies to enable us to acquire subscribers, our success in penetrating our targeted markets will depend, to a large extent, on the efforts of these distribution companies, as well as future distribution companies. The rollout of sales efforts by these distribution companies may be subject to delays, some of which may be outside of our control. Some of our resellers have experienced significant financial difficulties in recent periods. Our inability to fully capitalize on our third party distribution agreements, the termination of or failure to renew any of these agreements, or our inability to enter into similar distribution relationships with other leading companies could reduce our access and exposure to potential customers.

We expect to maintain a limited inventory of devices to be used in connection with our eLink service, and any interruption in the supply of such devices could significantly harm our business.

We depend on independent vendors to develop and manufacture wireless communications devices for our networks, which are significant elements of our business plan because most of our services require these devices. Some of our important service offering initiatives are dependent on the timely delivery of a sufficient quantity of user devices, including the palm-sized devices used with Motient's eLink wireless email service which are manufactured by Research In Motion. These suppliers do not sell these devices to us on an exclusive basis.

We carry a limited inventory of these devices and generally have no guaranteed supply arrangements. Some of these suppliers and vendors are relatively small companies and have limited resources and production capacities. In addition, some of our sole-source suppliers themselves rely on sole- or limited-sources of supply for components included in their devices.

We cannot guarantee that our suppliers will be able to supply us with components and devices in the quantities and at the times we require, or at all.

We have short-term contracts with the majority of our suppliers. We cannot guarantee that our suppliers will continue to provide products at attractive prices, or at all, or that we will be able to obtain products in the future from these or other providers on the scale and within the time frames we require. On June 26, 2003, Research In Motion provided us with a written End of Life Notification for the RIM 857 wireless handheld device. This means that Research In Motion will no longer be producing this model of handheld device. The last date for accepting orders was September 30, 2003, and the last date for shipment of devices was January 2, 2004. Motient has implemented a RIM 857 "equivalent to new" program and expects that there will be sufficient returned RIM 857s to satisfy demand for the foreseeable future. If we cannot obtain a sufficient supply of RIM 857s, it may harm our business.

Additionally, some or all of our suppliers could enter into exclusive arrangements with our competitors, or cease selling these components at commercially reasonable prices, or at all. Research In Motion, which is our primary supplier of devices for our eLink wireless email service, also markets and sells BlackBerryTM, which is an alternative wireless email service offered on the Cingular Interactive network. We also have an agreement with Research In Motion permitting us to market the BlackBerryTM service in the United States on our network. If we fail to obtain products on a timely basis at an affordable cost, or experience any significant delays or interruptions of supply, our business will be harmed.

If prices charged by suppliers for wireless devices do not decline as we anticipate, our business may not experience the growth we expect.

Part of our growth is predicated on our suppliers reducing the cost of wireless communications devices approved and available for use on our network. We believe that reductions in the cost of wireless communications devices will result in increased sales of devices, additional subscribers for our services and a corresponding increase in our service revenues. If we fail to obtain cost reductions on a timely basis, or experience any significant delays of these reductions, our revenues could be diminished or fail to increase.

We may not be able to develop, acquire and maintain proprietary information and intellectual property rights, which could limit the growth of our business and reduce our market share.

Our wireless communications business depends on technical knowledge, and we believe that our future success is based, in part, on our ability to keep up with new technological developments and incorporate them in our products and services. We own or have the right to use certain of our work products, inventions, designs, software, systems and similar know-how. While we have taken steps to diligently protect that information, there is no assurance that the information will not be disclosed to others or that others will not independently develop similar information, systems and know-how. Protection of our information, systems and know-how may result in litigation, the cost of which could be substantial. There is also no assurance that third parties will not assert claims that our products or services, including our eLink and BlackBerryTM by Motient service offerings, infringe on their proprietary rights.

If we are found to infringe or misappropriate a third party's proprietary rights, we could be required to pay damages to the third party, alter our products or services, obtain a license from the third party or cease activities utilizing these proprietary rights, including making or selling products or services utilizing the proprietary rights. Our inability to do any of the foregoing on commercially favorable terms could have a material adverse impact on our business, financial condition or results of operations.

We also rely on some technologies licensed from third parties. We cannot be sure that these licenses will remain available on commercially reasonable terms or at all. The loss of these technologies could require us to obtain substitute technology of lower quality or performance standards or at a greater cost, which could harm our business.

Patent infringement litigation against Research In Motion may impede our ability to use and sell certain software and handheld devices.

Our rights to use and sell the BlackBerryTM software and Research In Motion's handheld devices may be limited or made prohibitively expensive as a result of a patent infringement lawsuit brought against Research In Motion by NTP Inc. (NTP v. Research In Motion, Civ. Action No. 3:01CV767 (E.D. Va.)). In that action, a jury concluded that certain of Research In Motion's BlackBerryTM products infringed patents held by NTP covering the use of wireless radio frequency information in email communications. On August 5, 2003, the judge in the case ruled against Research In Motion, awarding NTP $53.7 million in damages and enjoining Research In Motion from making, using, or selling the products, but stayed the injunction pending appeal by Research In Motion. The appeal has not yet been resolved. As a purchaser of those products, we could be adversely affected by the outcome of that litigation.

Government regulation may increase our cost of providing services, slow our expansion into new markets, subject our services to additional competitive pressures and affect the value of our common stock.

Motient's ownership and operation of wireless communication systems are subject to significant regulation by the FCC under authority granted by the Communications Act of 1934 and related federal laws. There is no assurance that the rules and regulations of the FCC will continue to support our operations as presently conducted. A number of Motient's licenses are subject to renewal by the FCC. We cannot guarantee that all existing licenses will be renewed and that the requisite frequencies will be coordinated. Current federal law requires prior FCC approval of greater than 25% ownership of Motient by citizens or entities of foreign countries, which could limit the value of our common stock.

Motient's competitive position may be harmed if the wireless terrestrial network technology it licenses from Motorola is made available to competitors.

Motient holds a non-exclusive license to use a single frequency reuse technology. The terrestrial network, and some of its competitive strengths, such as in-building penetration, is based upon this technology. Motient also relies on support agreements with Motorola for support of the operations of certain portions of the terrestrial network. Under the terms of the non-exclusive license, Motorola could enter into arrangements to license this technology to any of our competitors, and those agreements could harm our ability to compete.

Motient could incur substantial costs if it is required to relocate its spectrum licenses under a pending proposal being considered by the FCC.

On March 14, 2002, the FCC adopted a notice of proposed rulemaking exploring options and alternatives for improving the spectrum environment for public safety operations in the 800 MHz band. In connection with this proceeding, Nextel has proposed, in a "white paper" to the FCC, that some of its wireless spectrum in the 700 MHz band, lower 800 MHz band, and 900 MHz band be exchanged for spectrum in the upper 800 MHz band and in the 2.1 GHz band. Nextel's proposal creates blocks of contiguous spectrum to be shared by public safety agencies. The Nextel proposal, as submitted to the FCC, would require that Motient either (i) continue to operate using its existing lower 800 MHz band spectrum on a secondary, non-interfering basis with the public safety agencies who would be relocated in the same spectrum, or (ii) relocate, at its own expense, to other spectrum in the 700 MHz or 900 MHz bands. Motient believes it is highly unlikely that it could continue to operate in the lower 800 MHz bands on a secondary, non-interfering basis. If Motient is required to relocate to spectrum in the 700 MHz or 900 MHz bands, it would incur substantial operational and financial costs, including costs relating to:

     o manufacturing replacement infrastructure and user hardware to operate on Motient's network in the 700 MHz or 900 MHz bands,

     o disruptions to existing customers as a result of the relocation to other spectrum bands,

     o    possible diminished data speed and

     o    coverage gaps.

There are also potential problems with the 700 MHz and 900 MHz bands that might make it difficult, if not impossible, for Motient to duplicate its existing operations in the 800 MHz band.

On December 24, 2002, a group of affected licensees, including Motient, Nextel, and several other licensees, submitted a detailed proposal to the FCC for accomplishing the re-allocation of spectrum over a period of several years. These parties have also been negotiating a mechanism by which Nextel would agree to reimburse costs, up to $850 million, incurred by affected licensees in relocating to different parts of the spectrum band pursuant to the rebanding plan.

On February 10, 2003, approximately 60 entities filed comments to Nextel's proposal submitted to the FCC. Reply comments, which were due February 25, 2003, included comments urging the FCC to conduct its own analysis of the adequacy of the interference protection proposed in the plan. In mid-April 2003, the FCC's OET sent a letter to several manufacturers requesting additional practical, technical and procedural solutions or information that may have yet to be considered. Responses were due May 8, 2003. Upon reviewing the filed comments, the OET has indicated that other technical solutions were possible and were being reviewed by the FCC. To date, no action has been taken by the FCC. We cannot assure you that our operations will not be affected by this proceeding.

We may not be able to secure our ordinary course trade terms.

If we are not able to obtain ordinary trade terms from our suppliers, our cash flow may be negatively impacted. Prior to our reorganization, certain important suppliers altered a number of ordinary trade terms, including shortening the length of time required to pay for goods and services and the imposition of cash deposit or letter of credit requirements. We cannot assure that our suppliers will not impose further restrictive pricing and trade terms and policies in the future.

Our adoption of "fresh-start" accounting may make evaluating our financial position and results of operations, as compared to prior periods, more difficult.

Due to our emergence from bankruptcy pursuant to the Plan of Reorganization, effective May 1, 2002, we implemented "fresh-start" accounting. In accordance with "fresh-start" accounting, all assets and liabilities were restated to reflect their respective estimated fair values. As a result, the consolidated financial statements for our reorganized company starting on and going forward from May 1, 2002 will not be comparable to our consolidated financial statements for the periods prior to May 1, 2002. The change in our accounting principles may make it more difficult to compare our operations to prior periods.

Certain tax implications of our bankruptcy and reorganization may increase our tax liability.

Certain U.S. tax attributes of Motient, including net operating loss carryovers, or NOLs, have been reduced or eliminated as a consequence of our bankruptcy and reorganization. The elimination or reduction of NOLs and such other tax attributes may increase the amount of tax payable by Motient following its reorganization as compared with the amount of tax payable had no such reduction been required.

There is a very limited public trading market for our common stock and our warrants to purchase common stock, and our equity securities may continue to be illiquid or experience significant price volatility.

Our common stock is not listed on any national securities exchange or on the Nasdaq National Market. Our common stock is quoted on the Pink Sheets under the symbol "MNCP." Also, the warrants to purchase our common stock that we issued to holders of our pre-reorganization common stock in our reorganization are quoted under the symbol "MNCPW" on the Pink Sheets. On March 10, 2004, the last reported bid prices for our common stock and our warrants to purchase common stock were $7.00 and $0.11, respectively. Trading volumes in our equity securities have been very light, and trades occur infrequently. We cannot assure you that a more active trading market will develop for our common stock or our warrants, or as to the degree of price volatility in any such market.

We do not expect to pay any dividends on our common stock for the foreseeable future.

We have never paid cash dividends on our common stock and do not anticipated that any cash dividends will be paid on the common stock for the foreseeable future. The payment of any dividend by us will be at the discretion of our board of directors and will depend on, among other things, our earnings, capital requirements and financial condition. In addition, under Delaware law, a corporation cannot declare or pay dividends on its capital stock unless it has an available surplus. Furthermore, the terms of some of our financing arrangements directly limit our ability to pay cash dividends on our common stock. The terms of any future indebtedness of our subsidiaries also may generally restrict the ability of some of our subsidiaries to distribute earnings or make other payments to us.

Future sales of our common stock could adversely affect its price and/or our ability to raise capital.

Assuming an active trading market develops for our common stock, sales of substantial amounts of common stock, or the perception that such sales could occur, could adversely affect the prevailing market price of the common stock and our ability to raise capital. We may issue additional common stock in future financing transactions or as incentive compensation for our executives and other personnel, consultants and advisors. Issuing any equity securities would be dilutive to the equity interests represented by our then-outstanding shares of common stock. The market price for our common stock could decrease as the market takes into account the dilutive effect of any of these issuances.

Finally, if Motient decides to file a registration statement to raise additional capital, some of Motient's existing stockholders hold piggyback registration rights that, if exercised, will require Motient to include their shares in the registration statement, which could adversely affect Motient's ability to raise needed capital.

Item 2.  Properties.
--------------------

Motient leases approximately 86,000 square feet for headquarters office space and an operations center in Lincolnshire, IL, the lease for which expires December 31, 2010. On April 1, 2003, Motient subleased approximately 8,500 square feet to a third party under a sublease agreement that expires on December 31, 2005.

Motient formerly sub-leased from MSV approximately 47,000 square feet at its headquarters in Reston, VA for office space. This sub-lease expired in August 2003. On July 15, 2003, we substantially completed the transfer of our headquarters to Lincolnshire, IL.

Motient also leases site space for approximately 1,400 base stations and antennae across the country for the terrestrial network under one-to five-year lease contracts with renewal provisions.

Motient believes that its existing facilities are adequate to meet its needs for the foreseeable future.

Item 3.  Legal Proceedings.
---------------------------

Motient filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code on January 10, 2002. For further details regarding this proceeding, please see "Item 1 -- Business -- Motient's Chapter 11 Filing," which is incorporated herein by reference.

Motient is aware of a purported class action lawsuit filed by holders of Rare Medium common stock challenging the previously proposed merger of Motient and Rare Medium that was terminated in Rare Medium Group, Inc. Shareholders Litigation, C.A. No. 18879 NC (cases filed in Delaware Chancery Court between May 15, 2001 and June 7, 2001, and consolidated by the Chancery Court on June 22, 2001). The complaint names Rare Medium, members of Rare Medium's board of directors, the holders of Rare Medium preferred stock and certain of their affiliated entities, and Motient as defendants. The complaint alleges that the defendants breached duties allegedly owed to the holders of Rare Medium common stock in connection with the merger agreement, and include allegations that: (i) the holders of Rare Medium preferred stock engaged in self-dealing in the proposed merger; (ii) the Rare Medium board of directors allegedly breached its fiduciary duties by agreeing to distribute the merger consideration differently among Rare Medium's common and preferred shares; and (iii) Motient allegedly aided and abetted the supposed breaches of fiduciary duties. The complaint sought to enjoin the proposed merger, and also sought compensatory damages in an unspecified amount.

In 2002, the plaintiffs and the Rare Medium defendants reached a settlement of the Delaware litigation, and the Chancery Court dismissed the case on December 2, 2002.

A second lawsuit challenging the previously proposed merger, Brickell Partners
v. Rare Medium Group, Inc., et al., N.Y.S. Index No. 01602694, was filed in the New York Supreme Court on May 30, 2001. Rare Medium and the holders of Rare Medium preferred stock filed a motion to dismiss or stay the New York lawsuit. Motient was never served with process in the New York lawsuit, and thus filed no motion to dismiss. However, Motient has been informed by Rare Medium that an unopposed motion by Rare Medium to dismiss the New York lawsuit as moot was granted on February 21, 2002, and a judgment dismissing the case was entered by the New York Court on April 24, 2002.

A former employee who was discharged as part of a reduction in force in July 2002 asserted a claim for a year's pay and attorney's fees under a change of control agreement this employee had with Motient. The claim was subject to binding arbitration. Although Motient believes that it had substantial defenses on the merits, on July 11, 2003, Motient was informed that the arbitrator ruled in the employee's favor. In August 2003, Motient made a $200,000 payment to this employee for the disputed pay and related benefits costs and legal fee reimbursement.

Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2002.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
------------------------------------------------------------------------------

Market Price of Common Stock

Until January 14, 2002, our pre-reorganization common stock was listed under the symbol "MTNT" on the Nasdaq National Market. We voluntarily delisted from the Nasdaq Stock Market on January 14, 2002 as a result of our Chapter 11 bankruptcy filing. Our pre-reorganization common stock then was quoted until May 1, 2002 under the symbol "MTNTQ" on the OTC Bulletin Board quotation system.

Our common stock has a very limited trading history since the effective date of our Plan of Reorganization, and there no established trading market for our common stock or for our warrants to purchase common stock issued in our reorganization. Our common stock is not listed on any national securities exchange or on the Nasdaq Stock Market. Our common stock has been quoted under the symbol "MNCP" on the Pink Sheets since May 2, 2002. Also, the warrants to purchase our common stock that we issued to holders of our pre-reorganization common stock in our reorganization have been quoted under the symbol "MNCPW" on the Pink Sheets since May 2, 2002. Our common stock and warrants to purchase common stock were traded on the OTC Bulletin Board, but due to our failure to timely file our Exchange Act reports, our common stock and warrants to purchase common stock are no longer traded on the OTC Bulletin Board.

The following tables set forth for the period indicated the high and low sales prices for our pre-reorganization common stock for the periods indicated for 2001 and the high and low bid prices for our Predecessor Company's and Successor Company's common stock and warrants to purchase common stock issued in our reorganization for the periods indicated for 2002 and 2003. You should consider the changes in our circumstances and capitalization as a result of our reorganization, including the fact that our common stock is a different security from our pre-reorganization common stock, before drawing any conclusions about the trading price of our common stock or warrants from the information below about our pre-reorganization common stock.

Common Stock



                                  2004 (Successor Company)                  High             Low
                   ------------------------------------------------------------------- ----------------
                   First Quarter (through March 10, 2004)                  $7.95            $3.85

                                  2003 (Successor Company)                  High             Low
                   ------------------------------------------------------------------- ----------------
                   First Quarter                                           $4.20            $2.75
                   Second Quarter                                          $6.00            $1.75
                   Third Quarter                                           $6.35            $4.35
                   Fourth Quarter                                          $5.55            $2.30


                   ------------------------------------------------------------------- ----------------
                                  2002 (Successor Company)                  High             Low
                   ------------------------------------------------------------------- ----------------
                   Second Quarter (beginning May 1, 2002)                  $5.90            $3.60
                   Third Quarter                                           $4.45            $0.40
                   Fourth Quarter                                          $3.40            $0.65

                   ------------------------------------------------------------------- ----------------
                                 2002 (Predecessor Company)                 High             Low
                   ------------------------------------------------------------------- ----------------
                   First Quarter                                           $0.45            $0.40
                   Second Quarter (through April 30, 2002)                 $0.085          $0.036

                                 2001 (Predecessor Company)                 High             Low
                   ------------------------------------------------------------------- ----------------
                   First Quarter                                           $6.59            $1.25
                   Second Quarter                                          $2.05            $0.38
                   Third Quarter                                           $1.10            $0.09
                   Fourth Quarter                                          $0.60            $0.05

Warrants to Purchase Common Stock

                                  2004 (Successor Company)                 High          Low
                   ------------------------------------------------------------------ -----------
                   First Quarter (through March 10, 2004)                  $0.25        $0.02

                                  2003 (Successor Company)                 High          Low
                   ------------------------------------------------------------------ -----------
                   First Quarter                                           $0.25        $0.05
                   Second Quarter                                          $0.35        $0.07
                   Third Quarter                                           $0.40        $0.12
                   Fourth Quarter                                          $0.20        $0.02

                   ------------------------------------------------------------------ -----------
                                  2002 (Successor Company)                 High          Low
                   ------------------------------------------------------------------ -----------
                   Second Quarter (beginning May 1, 2002)                  $3.00        $0.25
                   Third Quarter                                           $0.50        $0.15
                   Fourth Quarter                                          $0.38        $0.01


The high and low sales prices provided for 2001 represent the intra-day prices in the Nasdaq National Market system, and for 2002 and 2003, on the OTC Bulletin Board. The warrants to purchase common stock were issued as part of Motient's reorganization. In prior periods, no warrants were quoted on any exchange or similar service. The quotations represent inter-dealer quotations, without retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

On March 10, 2004, the last reported bid price of our common stock was $7.00 per share on the Pink Sheets. On March 10, 2004, the last reported bid price for our warrants was $0.11 on the Pink Sheets. As of March 10, 2004, there were approximately 7 record holders of our common stock and approximately 375 record holders of our warrants to purchase common stock.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock and do not plan to pay dividends on our capital stock for the foreseeable future. Our current credit facility and other financing documents prohibit us from paying cash dividends.

We anticipate that all of our earnings in the foreseeable future will be retained to finance the continued growth and development of our business, and we have no current intention to pay dividends. Our future dividend and distribution policy will depend on our earnings, capital requirements and financial condition, requirements of the financing arrangements to which we are a party and other factors considered relevant by our board of directors. There can be no assurance that we will pay dividends on our capital stock at any time in the future.

Recent Sales of Unregistered Securities

In July 2002, our board of directors approved the offer and sale to CTA (or its affiliates), a consultant to Motient, of warrants to purchase an aggregate of 500,000 shares of our common stock, for an aggregate purchase price of $25,000. The warrants have an exercise price of $3.00 per share and a term of five years. CTA purchased their warrants in December 2002. The warrants were valued at $1.5 million and recorded as a consultant compensation expense in December of 2002. The warrants were issued in reliance upon the exemption provided by Rule 506 under the Securities Act of 1933, as amended, and/or in reliance on the exemption afforded by Section 4(2) of the Securities Act.

On January 27, 2003, in connection with the execution of the credit agreement, we issued warrants at closing to the lenders to purchase, in the aggregate, 3,125,000 shares of our common stock. The exercise price for these warrants is $1.06 per share. The warrants were immediately exercisable upon issuance and have a term of five years. The warrants were issued in reliance upon the exemption afforded by Section 4(2) of the Securities Act.

On July 29, 2003, in connection with the execution of the letter agreement with Further Lane, we issued Further Lane a warrant to purchase 200,000 shares of our common stock. The exercise price of the warrant is $5.10 per share. The warrant was immediately exercisable upon issuance and has a term of five years. The warrant was issued in reliance upon the exemption afforded by Section 4(2) of the Securities Act.

On March 16, 2004, in connection with the execution of the amendment to our credit agreement, we issued warrants to the lenders to purchase, in the aggregate, 2,000,000 shares of our common stock. The number of warrants will be reduced to an aggregate of 1,000,000 shares of common stock if, within 60 days after March 16, 2004, we obtain at least $7.5 million of additional debt or equity financing. The exercise price of the warrants is $4.88 per share. The warrants were immediately exercisable upon issuance and have a term of five years. The warrants were issued in reliance upon the exemption afforded by
Section 4(2) of the Securities Act. The warrants are also subject to a registration rights agreement. Under such agreement, we agreed to register the shares underlying the warrants upon the request of a majority of the warrantholders, or in conjunction with the registration of other common stock of the company. We will bear all the expenses of such registration.

No underwriters were involved in any of the foregoing distributions of securities.

Item 6.  Selected Financial Data.
---------------------------------

The following table summarizes our financial results as of and for the fiscal years ended December 31, 1998 through December 31, 2001, and for the four months ended April 30, 2002 and the eight months ended December 31, 2002. The consolidated balance sheet data and the consolidated statement of operations data as of and for the years ended December 31, 1998 and December 31, 1999 are derived from the consolidated financial statements of Motient, which were audited by Arthur Andersen LLP, independent accountants who have ceased operations. The consolidated balance sheet data and the consolidated statement of operations data as of and for the years ended December 31, 2000 and December 31, 2001 and the four months ended April 30, 2002 and the eight months ended December 31, 2002 are derived from the consolidated financial statements of Motient, which were audited by Ehrenkrantz Sterling & Co. LLC, independent accountants, and have been restated to give effect to the accounting treatment with respect to the MSV, Aether Systems transactions and certain additional financial statement adjustments discussed in the Introductory Note and in greater detail in Note 2, "Significant Accounting Policies - Restatement of Financial Statements," of notes to the consolidated financial statements. All of the financial information for Motient up to and including April 30, 2002 is referred to as "Predecessor Company" results. The financial information for Motient for the periods subsequent to April 30, 2002 are referred to as "Successor Company" results.

You should read our selected financial data in conjunction with the information contained in "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes thereto included elsewhere in this report. In reading the following selected financial data, please note the following:

     o Effective May 1, 2002, as a result of our emergence from bankruptcy, we adopted "fresh-start" accounting in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code". "Fresh-start" accounting has resulted in material changes to financial statements for periods beginning after May 1, 2002, to reflect adjustments required pursuant to SOP 90-7 to record assets and liabilities at fair values in accordance with procedures specified by Statement of Financial Accounting Standards No. 141, "Business Combinations".

     o Because the summary financial data below relates to periods prior to May 1, 2002, the effective date we emerged from bankruptcy, we refer to the summary financial data as that of the Predecessor Company. Due to the reorganization and implementation of SOP 90-7, financial statements issued for periods beginning after May 1, 2002 will not be comparable to that of the Predecessor Company.

     o In November 2002, we initiated a process to seek the concurrence of the staff of the SEC with respect to our conclusions of the appropriate accounting for the formation of and certain transactions with MSV in 2000 and 2001 and the sale of certain of our transportation assets to Aether Systems in 2000. This process was completed in March 2003. The staff of the SEC did not object to certain aspects of our prior accounting with respect to the MSV and Aether Systems transactions, but did object to other aspects of our prior accounting for these transactions. For a description of the material differences between our original accounting treatment with respect to the MSV and Aether Systems transactions and the revised accounting treatment that we concluded is appropriate as a result of this process, please see Note 2, "Significant Accounting Policies - Restatement of Financial Statements," of notes to the consolidated financial statements and our current report on Form 8-K dated March 14, 2003.

     o As a result of our re-audit of the years ended December 31, 2000 and 2001 performed by our current independent accounting firm, Ehrenkrantz Sterling & Co. LLC, certain additional financial statement adjustments were proposed and accepted by us for the periods noted above (See Note 2, "Significant Accounting Policies" of notes to the consolidated financial statements).



                      Selected Consolidated Financial Data
                  (Amounts in thousands except per share data)


                                             Successor
                                              Company                          Predecessor Company(1)(2)(3)(4)
                                              -------      -------------------------------------------------------------------------
                                               Eight
                                               Months      Four Months     (Restated)   (Restated)
                                               Ended          Ended        Year Ended   Year Ended     Year Ended     Year Ended
                                            December 31,    April 30,     December 31,  December 31,  December 31,  December 31,
                                                2002           2002           2001          2000          1999           1998
                                                ----           ----           ----          ----          ----           ----
Revenues                                  $    36,617    $    22,373    $    90,265    $    95,756    $    91,071    $    87,221
Operating Loss                                (33,800)       (21,430)       (97,223)      (182,914)      (224,392)       (87,207)
Income (loss) before
reorganization items                          (58,786)       (24,138)      (267,000)      (134,851)      (330,931)      (150,566)

Reorganization items                             (772)       256,116         (2,497)        (3,035)            --             --

Income tax provision                               --             --             --             --             --             --

Net (loss) income                             (59,558)       231,978       (269,497)      (137,886)      (330,931)      (150,566)

XM radio preferred stock dividend
requirement                                        --             --             --         (5,081)            --             --

XM beneficial conversion                           --             --             --        (44,438)            --             --
                                          -----------    -----------    -----------    -----------    -----------    -----------

Net (loss) income before
cumulative effect of accounting change    $   (59,558)   $   231,978    $  (269,497)   $  (187,405)   $  (330,931)   $  (150,566)
                                          -----------    -----------    -----------    -----------    -----------    -----------

Cumulative effect of change in
   accounting principle                            --             --             --         (4,677)            --             --

Net (loss) income attributable to
common shareholders                       $   (59,558)   $   231,978    $  (269,497)   $  (192,082)   $  (330,931)   $  (150,566)
                                          -----------    -----------    -----------    -----------    -----------    -----------

Basic and diluted net income
(loss) per common share                   $     (2.37)   $      3.98    $     (5.27)   $     (3.89)   $     (8.33)   $     (4.94)
Weighted-average common shares
outstanding during the period -
basic and diluted                              25,097         58,251         51,136         49,425         39,704         30,496
Total assets                                  202,221        257,401        240,465      1,572,036        809,948        489,794
Long term liabilities                     $    33,913    $    29,785    $    30,652        738,936        470,784        469,228


     (1) Motient restated certain of its financial data reflected above to reflect certain transactions with MSV in 2000 and 2001, the sale of assets to Aether Systems in 2000 and certain additional adjustments. For further information, please see Note 2, "Significant Accounting Policies - Restatement of Financial Statements," of notes to the consolidated financial statements herein.

     (2) As of December 31, 2000, we had an equity interest of approximately 33.1% (or 21.3% on a fully diluted basis) in XM Radio, a public company that launched its satellite radio service at the end of 2001, and we controlled XM Radio through our board of director membership and common stock voting rights. As a result, all of XM Radio's results for the period from July 7, 1999 (the date we acquired 100% voting interest of XM Radio) through December 31, 2000 have been included in our consolidated financial statements. Prior to July 7, 1999, our investment in XM Radio was accounted for pursuant to the equity method of accounting. In January 2001, pursuant to FCC approval to cease to control XM Radio, the number of directors that we appointed to XM Radio's board of directors was reduced to less than 50% of XM Radio's directors, and we converted a portion of our super-voting Class B common stock of XM Radio to Class A common stock. As a result, we ceased to control XM Radio, and as of January 1, 2001, we accounted for our investment in XM Radio pursuant to the equity method of accounting. During 2001, we disposed of all of our remaining shares of XM Radio and ceased to hold any interest in XM Radio as of November 19, 2001. For further information, please see Note 1, "Organization and Going Concern," and Note 13, "Business Acquisitions and Dispositions--XM Radio," of notes to the consolidated financial statements herein.

     (3) In June 2000, we formed a joint venture subsidiary, MSV, in which we owned 80% of the membership interests. The remaining 20% interests in MSV were owned by three investors unrelated to Motient; however, the minority investors had the right to participate in certain MSV business decisions that were made in the normal course of business; therefore, in accordance with EITF Issue No 96-16, "Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights", our investment in MSV has been recorded for all periods presented in the consolidated financial statements included in this annual report pursuant to the equity method of accounting. On November 26, 2001, Motient sold the assets comprising its satellite communications business to MSV. For further information, please see Note 1, "Organization and Going Concern," and Note 13, "Business Acquisitions and Dispositions," of notes to the consolidated financial statements herein.

     (4) In November 2000, Motient sold assets related to its retail transportation business to Aether Systems. Concurrently with the closing of the asset sale, we and Aether Systems entered into two long-term, prepaid network airtime agreements with a total value of $20 million, of which $5 million was paid at closing, pursuant to which Aether Systems agreed to purchase airtime on Motient's satellite and terrestrial networks. Aether Systems also became an authorized reseller of Motient's eLink and BlackBerry TM by Motient wireless email service offerings. Aether Systems acquired all of the assets used or useful in the retail transportation business, and assumed the related liabilities. Aether Systems also purchased the existing inventory in the business. For further information, please see Note 1 "Organization and Going Concern," and Note 13, "Business Acquisitions and Dispositions," of notes to the consolidated financial statements herein.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
--------------------------------------------------------------------------------

Overview and Introduction

As previously disclosed in our current reports on Form 8-K dated August 19, 2002, November 14, 2002, March 14, 2003, August 6, 2003, November 4, 2003 and
February 12, 2004, we were not able to complete our financial statements for the year ended December 31, 2002 and for the quarters ended June 30, 2002 and September 30, 2002 until we resolved the appropriate accounting treatment with respect to certain transactions that occurred in 2000 and 2001. We initiated a review of the appropriate accounting treatment for these transactions following the appointment of PricewaterhouseCoopers as our independent auditors in July 2002. The transactions in question involved the formation of and certain transactions with MSV in 2000 and 2001 and the sale of certain of our transportation assets to Aether Systems in 2000.

In November 2002, we initiated a process to seek the concurrence of the staff of the SEC with respect to our conclusions of the appropriate accounting for these matters. This process was completed in March 2003. The staff of the SEC did not object to certain aspects of our prior accounting with respect to the MSV and Aether Systems transactions, but did object to other aspects of our prior accounting for these transactions. For a description of the material differences between our original accounting treatment with respect to the MSV and Aether Systems transactions and the revised accounting treatment that we concluded is appropriate as a result of this process, please see Note 2, "Significant Accounting Policies - Restatement of Financial Statements," of notes to the consolidated financial statements and our current report on Form 8-K dated March 14, 2003.

On March 2, 2004, we dismissed PricewaterhouseCoopers as our independent auditors effective immediately. The audit committee of Motient's board of directors approved the dismissal of PricewaterhouseCoopers. PricewaterhouseCoopers was previously appointed to audit Motient's consolidated financial statements for the period May 1, 2002 to December 31, 2002, and, by its terms, such engagement was to terminate upon the completion of services related to such audit. PricewaterhouseCoopers has not reported on Motient's consolidated financial statements for such period or for any other fiscal period. On March 2, 2004, our audit committee engaged Ehrenkrantz Sterling & Co. LLC to replace PricewaterhouseCoopers to audit Motient's consolidated financial statements for the period May 1, 2002 to December 31, 2002.

We recently completed our financial statements as of and for the twelve months ended December 31, 2002, which are included in this report. These financial statements give effect to the accounting treatment with respect to the MSV and Aether Systems transactions that was agreed to be appropriate as a result of the above-described process. As a result of our re-audit of the years ended December 31, 2000 and 2001 performed by our current independent accounting firm, Ehrenkrantz Sterling & Co. LLC, certain additional financial statement adjustments were proposed and accepted by us for the periods noted above (See

Note 2, "Significant Accounting Policies" of notes to the consolidated financial statements). Our financial statements for the years ended December 31, 2000 (restated) and December 31, 2001 (restated) and the period from January 1, 2002 to April 30, 2002 (restated) and May 1, 2002 to December 31, 2002 have been audited by our current independent accounting firm, Ehrenkrantz Sterling & Co. LLC (see "Business--Recent Developments--Accounting and Auditing Matters").

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

General - The Current and Former Components of Motient's Business

This section provides information regarding the various current and prior components of Motient's business which we believe are relevant to an assessment and understanding of our financial condition and consolidated results of operations. The sale of our satellite assets to MSV in 2001 makes period to period comparison of our financial results less meaningful, and therefore, you should not rely on such comparisons as an indication of future operating performance. Additionally, on April 26, 2002, our Plan of Reorganization was confirmed by the United States Federal Bankruptcy Court and we emerged from bankruptcy on May 1, 2002. As a result of the reorganization and the recording of the restructuring transaction and implementation of "fresh-start" reporting, our results of operations after April 30, 2002 are not comparable to results reported in prior periods. See Notes 1 and 2 of notes to the consolidated financial statements for information on consummation of the Plan of Reorganization and implementation of "fresh-start" reporting. The discussion should be read in conjunction with our consolidated financial statements and notes thereto.

Motient has presently six wholly-owned subsidiaries. Motient had a 25.5% interest (on a fully-diluted basis) in MSV as of December 31, 2002. As of March 19, 2004 Motient's interest in MSV was 29.5% (on a fully-diluted basis). For further details regarding Motient's interest in MSV, please see "Business - Recent Developments - Mobile Satellite Ventures LP". Motient Communications Inc. owns the assets comprising Motient's core wireless business, except for Motient's FCC licenses, which are held in a separate subsidiary, Motient License. Motient License was formed on March 16, 2004, as part of Motient's amendment of its credit facility, as a special purpose wholly-owned subsidiary of Motient Communications and holds all of the FCC licenses formerly held by Motient Communications. A pledge of the stock of Motient License, along with the other assets of Motient Communications, secures borrowings under our term credit facility, and a pledge of the stock of Motient License secures, on a second priority basis, borrowings under our vendor financing facility with Motorola. For further details regarding the formation of Motient License Co., please see "Business - Recent Developments - Credit Facility". Our other four subsidiaries hold no material operating assets other than stock of other subsidiaries and Motient's interest in MSV. On a consolidated basis, we refer to Motient Corporation and its six wholly-owned subsidiaries as "Motient." Our indirect, less-than 50% voting interest in MSV is not consolidated with Motient for financial statement purposes. Rather, we account for our interest in MSV under the equity method of accounting.

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

Our eLink service is a two-way wireless email device and electronic organizer that uses our terrestrial network. We provide our eLink brand two-way wireless email service to customers accessing email through corporate servers, Internet service providers, mail service provider accounts and paging network suppliers. We also offer a BlackBerry TM by Motient solution specifically designed for large corporate accounts operating in a Microsoft Exchange and Lotus Notes environment. BlackBerry TM is a popular wireless email solution developed by Research In Motion and is being provided on the Motient network under an agreement with Research In Motion.

In addition to selling messaging services that use our own network, we are a national premier dealer for T-Mobile USA and an authorized agent for Verizon Wireless. Under our agreements with these providers, we sell nationwide network subscriptions for T-Mobile's third generation GSM/GPRS wireless voice and data service, and for Verizon Wireless's third generation CDMA/1XRTT wireless voice and data service. These agreements allow us to sell and promote wireless email and wireless Internet applications to enterprise accounts on networks with greater capacity and speed than our own, and that are voice capable.

XM Radio


As of December 31, 2000, we had an equity interest of approximately 33.1% (or 21.3% on a fully diluted basis) in XM Satellite Radio Holdings Inc. ("XM Radio"), a public company that launched its satellite radio service at the end of 2001, and we controlled XM Radio through our board of director membership and common stock voting rights. As a result, all of XM Radio's results for the period from July 7, 1999 (the date we acquired 100% voting interest of XM Radio) through December 31, 2000 have been included in our consolidated financial statements. Prior to July 7, 1999, our investment in XM Radio was accounted for pursuant to the equity method of accounting. In January 2001, pursuant to FCC approval authorizing us to relinquish control of XM Radio, the number of directors appointed by us to XM Radio's Board of Directors was reduced to less than 50% of XM Radio directors, and we converted a portion of its super-voting Class B Common Stock of XM Radio to Class A Common Stock. As a result, we ceased to control XM Radio.

XM Radio was incorporated on December 15, 1992 for the purpose of procuring a digital audio radio service license. During 20000, XM Radio management had devoted its time primarily to securing financing and constructing its satellite system. XM Radio launched its first satellite on March 18, 2001. XM Radio did not generate revenues for the period ended December 31, 2000 and planned principal operations did not commence as of December 31, 2000.

Throughout 2001, we disposed of our equity interest in XM Radio, and as of November 19, 2001, we did not hold any interest in XM Radio. For the period from January 1, 2001 through November 19, 2001, we accounted for our investment in XM Radio pursuant to the equity method of accounting. In November 2001, as a result of a series of transaction to cure defaults under our Bank Financing and to the Bank Facility Guarantors, we sold and/or delivered all of our shares of XM Radio common stock to the Bank Facility Guarantors in full satisfaction of the entire remaining amount of our reimbursement obligations to the Bank Facility Guarantors. The agent for the bank lenders under the Bank Financing declared all loans under the Bank Financing immediately due and payable, due to the existence of several events of default under the Bank Financing. On the same date, the bank lenders sought payment in full from the Bank Financing Guarantors for the accelerated loan obligations. For the year ended December 31, 2001, we recorded proceeds of approximately $38.3 million from the sale in 2001 of two million shares of its XM Radio stock. For the year ended December 31, 2001, we recorded equity in losses of XM Radio of $48.5 million.

The operations and financing of XM Radio, a public company, were maintained separate and apart from our operations and financing.

Sale of Retail Transportation Business in November 2000

In November 2000, Motient sold assets relating to its retail transportation business to Aether Systems and received approximately $45 million. This consisted of $30 million for the assets, of which $10 million was held in an escrow account which was subsequently released in the fourth quarter of 2001 upon the satisfaction of certain conditions, and $15 million for a perpetual license to use and modify any intellectual property owned or licensed by Motient in connection with the retail transportation business. Aether Systems acquired all of the assets used or useful in the retail transportation business, and assumed the related liabilities. Aether Systems also purchased the existing inventory in the business. In the fourth quarter of 2000, Motient recognized a gain of $6.6 million, which represented the difference between the net book value of the assets sold and the $20 million cash portion of the purchase price for the assets received at closing. Motient recognized an additional $8.3 million gain in the fourth quarter of 2001 when the additional $10 million of proceeds were released from escrow. The $1.7 million difference between the proceeds received and the gain recognized is a result of pricing modifications that were made at the time of the release of the escrow related to certain network capacity arrangements. Motient deferred the $15 million perpetual license payment over a four year period, which represents the life of the network airtime agreement that Motient entered into with Aether Systems at the time of the closing of the asset sale.

Following the asset sale, Motient has been selling network capacity to Aether Systems as a distributor, on a wholesale basis.

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

Through November 26, 2001, MSV used our satellite network to conduct research and development activities. On November 26, 2001, we sold the assets comprising our satellite communications business to MSV, as part of a transaction in which certain other parties joined MSV, including TMI, a Canadian satellite services provider. In consideration for our satellite business assets, we received the following: (i) a $24.0 million cash payment in June 2000, (ii) a $45.0 million cash payment paid at closing, of which $4.0 million was held by MSV related to our sublease of real estate from MSV, and (iii) a five-year $15.0 million note. Motient has recorded the $15.0 million note receivable from MSV, plus accrued interest thereon at its fair value, estimated to be approximately $13.0 million at the May 1, 2002 fresh-start accounting date, after giving effect to discounted future cash flows at market interest rates. In this transaction, TMI also contributed its satellite communications business assets to MSV. In addition, we purchased a $2.5 million convertible note issued by MSV, and certain other investors, including a subsidiary of Rare Medium, purchased a total of $52.5 million of MSV convertible notes. In July 2002, MSV commenced a rights offering seeking total funding in the amount of $3.0 million. While we were not obligated to participate in the offering, our board determined that it was in our best interests to participate so that our interest in MSV would not be diluted. On August 12, 2002, we funded an additional $957,000 to MSV pursuant to this offering, and received a new convertible note in such amount. As of December 31, 2002, we had an equity interest, on an undiluted basis, of approximately 48% in MSV. Assuming that all of MSV's convertible notes issued in such transaction are converted into limited partnership units of MSV, we would have a 33.3% equity interest in MSV as of December 31, 2002. On a fully diluted basis, Motient would own approximately 25.5% of the equity of MSV as of December 31, 2002, assuming certain other investors fully exercise their option to make additional investments in MSV as a result of the FCC ATC approval process, as discussed below.

In January 2003, MSV's application with the FCC with respect to MSV's plans for a new generation satellite system utilizing ATC was approved by the FCC. The ATC Order requires that licensees, including MSV, submit a further application with the FCC to seek approval of the specific system incorporating ATC that the licensee intends to use. MSV has filed an application for ATC authority, pending the FCC's final rules and regulations. MSV has also filed a petition for reconsideration with respect to certain aspects of the ATC Order. In January 2004, certain terrestrial wireless providers petitioned the U.S. Court of Appeals for the District of Columbia to review the FCC's decision to grant ATC to satellite service providers. Oral arguments in this case are scheduled for May 2004.

On August 21, 2003, two investors in MSV (excluding Motient) invested an additional $3.7 million in MSV in exchange for Class A preferred units of limited partnership interests in MSV. MSV used the proceeds from this investment to repay other indebtedness that is senior in its right of repayment to Motient's promissory note. Under the terms of the amended and restated investment agreement, these investors also had the option of investing an additional $17.6 million in MSV by December 31, 2003; however, if, prior to this time, the FCC had not issued a decision addressing MSV's petition for reconsideration with respect to the ATC order, the option will be automatically extended to March 31, 2004. As of the closing of the initial investment, Motient's percentage ownership of MSV is approximately 46.5% on an undiluted basis, 32.6% on an "as converted" basis giving effect to the conversion of all outstanding convertible notes of MSV and 29.5% on a fully diluted basis, assuming certain other investors fully exercise their option to make the $17.6 million additional investment in MSV as a result of the FCC ATC approval process.

The proceeds from the additional $17.6 million investment described above, if consummated, will be used to repay certain outstanding indebtedness of MSV, and, subject to certain conditions and priorities with respect to payment of other indebtedness, a portion of such proceeds will be used to partially repay the $15.0 million note issued by MSV to Motient. This note will also be subject to prepayment in certain other circumstances where MSV receives cash proceeds from equity, debt or asset sale transactions. There can be no assurance that any such transactions will occur, nor can there be any assurance regarding the timing of such events or that MSV would have the ability, at that time, to pay amounts due under the note. Any additional investment in MSV and any related repayment of the $15.0 million note may not occur before Motient needs the funds from the repayment of such note. In addition, 25% of the proceeds of any repayment of the $15.0 million note from MSV must be allocated to prepay pro-rata both the Rare Medium and CSFB notes. The allocation of the 25% of the proceeds will be made in accordance with Rare Medium's and CSFB's relative outstanding balance at the time of prepayment. If not repaid earlier, the $15.0 million note from MSV, including accrued interest thereon, becomes due and payable on November 25, 2006; however, there can be no assurance that MSV would have the ability, at that time, to pay the amounts due under the note.

In November 2003, we engaged CTA to perform a valuation of our equity interests in MSV as of December 31, 2002. Concurrent with CTA's valuation, Motient reduced the book value of its equity interest in MSV from $54 million (inclusive of our

$2.5 million convertible note from MSV) to $41 million as of May 1, 2002 to reflect certain preference rights on liquidation of certain classes of equity holders in MSV. Including its notes receivable from MSV ($13 million at May 1, 2002), the book value of Motient's aggregate interest in MSV as of May 1, 2002 was reduced from $67 million to $53.9 million. Also, as a result of CTA's valuation of MSV, we determined that the value of our equity interest in MSV was impaired as of December 31, 2002. This impairment was deemed to have occurred in the fourth quarter of 2002. Motient reduced the value of its equity interest in MSV by $15.4 million as of December 31, 2002. Including its notes receivable from MSV ($19 million at December 31, 2002), the book value of Motient's aggregate interest in MSV was $32 million as of December 31, 2002. For additional information concerning this valuation process, please see Note 2, "Significant Accounting Policies," of notes to the consolidated financial statements.

Cost Reduction Actions

Since emerging from bankruptcy in May 2002, several factors have restrained our ability to grow revenue at the rate we previously anticipated. These factors include the weak economy generally and the weak telecommunications and wireless sector specifically, the financial difficulty of several of our key resellers, on whom we rely for a majority of our new revenue growth, and our continued limited liquidity.

We have taken a number of steps since emerging from bankruptcy in May 2002 to improve our liquidity and reduce operating and capital expenditures in order to maintain our cash and lower our cash burn rate:

Reductions in Workforce. We undertook reductions in our workforce in July 2002, September 2002, March 2003 and February 2004. These actions eliminated approximately 29% (95 employees), 13% (26 employees), 10% (19 employees) and 32.5% (54 employees), respectively, of our then-remaining workforce. We recorded restructuring charges of $282,000, $228,000, $161,000 and $873,000, respectively, related entirely to employee severance obligations for these reductions in workforce. Approximately $62,000 of the September 2002 severance liability was unpaid as of December 31, 2002. In the aggregate, we have reduced our work force by approximately 68% since July 2002 and reduced employee and related expenditures by approximately $1.5 million per month.

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

Closure of Reston, VA Facility. On July 15, 2003, we substantially completed the transfer of our headquarters to Lincolnshire, IL, where we already had a facility. This action reduced our monthly operating expenses by an amount of approximately $65,000 per month or $780,000 per year.

Refinancing of Vendor Obligations and Certain Customer Arrangements. During the fourth quarter of 2002 and the first quarter of 2003, we renegotiated several of our key vendor and customer arrangements in order to reduce recurring expenses and improve our liquidity position. In some cases, we were able to negotiate a flat rate reduction for continuing services provided to us by our vendors or a deferral of payable amounts, and in other cases we renegotiated the scope of services provided in exchange for reduced rates or received pre-payments for future services. We continue to aggressively pursue further vendor cost reductions where opportunities arise.

In the case of operating expenses, we negotiated, among other things, reductions of recurring monthly expense of approximately $380,000 per month, or $4.6 million in annual costs.

In the case of financing arrangements, we negotiated, among other things, a deferral of approximately $2.6 million of accounts payable that was owed for services provided for which we issued a promissory note for such amount, with the note to be paid off ratably over a two-year period beginning in January 2004. We also restructured certain of our vendor and capital lease obligations to significantly reduce the monthly amortization requirements of these facilities on an on-going basis. As part of such negotiations, we agreed to fund a letter of credit in twelve monthly installments during 2003, in the aggregate amount of $1.125 million, to secure certain payment obligations. This letter of credit will be released to us in fifteen monthly installments beginning in July 2004, assuming no defaults have occurred and are occurring. As part of these negotiations, the total amount of our remaining principal obligations under these financing arrangements were not reduced. In March 2004, we further restructured our vendor financing facility and an outstanding promissory note to the same vendor by extending the repayment schedule, thereby reducing the combined monthly amortization requirements under these obligations. Please see "--Liquidity and Capital Resources - Summary of Liquidity and Financing" for further details on these facilities.

On December 1, 2002, we entered into a letter agreement with UPS, under which UPS agreed to make a series of eight prepayments to us totaling $5 million for future services we are obligated to provide to it after January 1, 2004. In addition to any other rights it has under its network services agreement with us, the letter agreement provides that UPS may terminate the network services agreement, in whole or in part, by providing 30 days' notice to us at which point the remaining prepayment would be required to be repaid. As of July 31, 2003, all eight prepayments had been made. The $5 million prepayment will be credited against airtime services provided to UPS beginning January 1, 2004, until the prepayment is fully credited. Based on UPS' current level of network airtime usage, we do not expect that UPS will be required to make any cash payments to us in 2004 for service provided during 2004.

Despite these initiatives, we continue to be cash flow negative, and there can be no assurances that we will ever be cash flow positive.

$12.5 Million Term Credit Facility

On January 27, 2003, our wholly-owned subsidiary, Motient Communications Inc., closed a $12.5 million term credit agreement with a group of lenders, including several of our existing stockholders. As of December 31, 2003, we have borrowed $4.5 million under the credit agreement to fund general working capital requirements.

For the monthly periods ended April 2003 through December 2003, we reported events of default under the terms of the credit facility to the lenders. In each period, the lenders waived these events of default. There can be no assurance that Motient will not have to report additional events of default or that the lenders will continue to provide waivers in such event.

Borrowing availability under our $12.5 million term credit facility terminated on December 31, 2003. On March 16, 2004, we entered into an amendment to the credit facility which extended the borrowing availability period until December 31, 2004. As part of this amendment, Motient provided the lenders with a pledge of all of the stock of a newly-formed subsidiary of Motient Communications, Motient License, which holds all of our FCC licenses formerly held by Motient Communications. The credit facility imposes certain conditions on our ability to make draws, including compliance with certain financial and operating covenants. For further details, please see "-- Liquidity and Capital Resources -- Term Credit Facility."

CTA Arrangements

In November 2003, we engaged CTA to provide a valuation of our equity interest in MSV as of December 31, 2002. CTA was paid $150,000 for this valuation.

On January 30, 2004, we engaged CTA to act as chief restructuring entity. The term of CTA's engagement is currently scheduled to end on August 1, 2004. As consideration for this work, we agreed to pay to CTA a monthly fee of $60,000, one-half of which is paid monthly in cash and one-half of which will be deferred. The new agreement modifies our existing consulting arrangement with CTA.


Stock Option Plan

In May 2002, our board approved a new employee stock option plan with 2,993,024 authorized shares of common stock, of which options to purchase 1,631,025 shares of our common stock were outstanding at December 31, 2002. The plan was approved by our stockholders on July 11, 2002.

A portion of the options granted under the plan will either vest or be rescinded based on Motient's performance. These options are accounted for in accordance with variable plan accounting, which requires that the value of these options be measured at their intrinsic value and any change in that value be charged to the income statement upon the determination that the fulfillment of the performance criteria is probable. The other options are accounted for as a fixed plan and in accordance with intrinsic value accounting, which requires that the excess of the market price of stock over the exercise price of the options, if any, at the time that both the exercise price and the number of options are known be recorded as deferred compensation and amortized over the option vesting period. As of the date of grant, the option price per share was in excess of the market price; therefore, these options are not deemed to have any value and no expense has been recorded to date.

In March 2003, our board of directors approved the reduction in the exercise price of all of the then outstanding stock options from $5.00 per share to $3.00 per share. The repricing will require that all options be accounted for in accordance with variable plan accounting, which requires that the value of these options are measured at their intrinsic value and any change in that value be charged to the income statement each quarter based on the difference (if any) between the intrinsic value and the then-current market value of the common stock.

In July 2003, our compensation and stock option committee, acting pursuant to our 2002 stock option plan, granted 26 employees and officers options to purchase an aggregate of 495,000 shares of our common stock at a price of $5.15 per share. One-half of each option grant vests with the passage of time and the continued employment of the recipient, in three equal increments, on the first, second and third anniversary of the date of grant. The other half of each grant was to either vest or be rescinded based on Motient's performance in 2003. The compensation and stock option committee of our board of directors has not yet made a determination regarding whether the 2003 performance criteria were satisfied. If vested and not exercised, the options will expire on the 10th anniversary of the date of grant.

Research In Motion Matters

Our rights to use and sell the BlackBerryTM software and Research In Motion's handheld devices may be limited or made prohibitively expensive as a result of a patent infringement lawsuit brought against Research In Motion by NTP Inc. (NTP v. Research In Motion, Civ. Action No. 3:01CV767 (E.D. Va.)). In that action, a jury concluded that certain of Research In Motion's BlackBerryTM products infringe patents held by NTP covering the use of wireless radio frequency information in email communications. On August 5, 2003, the judge in the case ruled against Research In Motion, awarding NTP $53.7 million in damages and enjoining Research In Motion from making, using, or selling the products, but stayed the injunction pending appeal by Research In Motion. The appeal has not yet been resolved. As a purchaser of those products, we could be adversely affected by the outcome of that litigation.

On June 26, 2003 Research In Motion provided us with a written End of Life Notification for the RIM 857 wireless handheld device. This means that Research In Motion will no longer produce this model of handheld device. The last date for accepting orders was September 30, 2003, and the last date for shipment of devices was January 2, 2004. Motient has implemented a RIM 857 "equivalent to new" program and expects that there will be sufficient returned RIM 857s to satisfy demand for the foreseeable future. During the year ended December 31,

2002, a majority of our equipment revenues were attributable to sales of the RIM 857 device, and we estimate that approximately 35% of our monthly recurring service revenues were derived from wireless messaging using RIM 857 devices.

Results of Operations

Due to the consummation of our bankruptcy and the application of our "fresh-start" accounting, results of operations for the periods after April 30, 2002 are not comparable to the results for previous periods. However, for the discussion of results of operations, the four months ended April 30, 2002 (Predecessor Company) has been combined with the eight months ended December 31, 2002 (Successor Company) and then compared to the year ended December 31, 2001. Differences between periods due to "fresh-start" accounting adjustments are explained when necessary.


Years Ended December 31, 2002 and 2001

Revenue and Subscriber Statistics

The tables below summarize our revenue and subscriber base for 2002 and 2001. An explanation of certain changes in revenue and subscribers is set forth below under the caption "Summary of Year-over-Year Revenue."




                                 Successor        Predecessor                         Predecessor
                                  Company           Company                             Company
                                  -------           -------                             -------

                               Eight Months                         Combined Year      (Restated)
                                   Ended          Four Months        Year Ended       Year Ended
                                December 31,     Ended April 30,     December 31,      December 31,
Summary of Revenue                  2002               2002              2002             2001         Change     % Change
------------------                  ----               ----              ----             ----         ------      -------
(in millions)
Wireless internet                  $15.5              $ 5.6             $21.1            $11.4        $   9.7         85%
Field services                      10.5                5.6              16.1             19.4           (3.3)       (17)
Transportation                       7.4                4.1              11.5             15.9           (4.4)       (28)
Telemetry                            1.8                0.8               2.6              2.6           (0.0)        (0)
Maritime and other                   0.3                0.7               1.0             18.8          (17.8)       (95)
                                     ---                ---               ---             ----          ------      ----
  Service revenue                   35.5               16.8              52.3             68.1          (15.8)       (23)
  Equipment revenue                  1.1                5.6               6.7             22.2          (15.5)       (70)
                                     ---                ---               ---             ----          ------      ----
  Total revenue                    $36.6              $22.4             $59.0            $90.3         $(31.3)       (35)%
                                   =====              =====             =====            =====         =======      =====


The make up of our subscriber base was as follows:

                                                               As of December 31,
                                                         -----------------------------
                                                            2002               2001             Change        % Change
                                                            ----               ----             ------        --------
             Wireless internet                             106,082          102,258              3,824             4%
             Field services                                 30,263           36,752             (6,489)          (18)
             Transportation                                 94,825           88,128              6,697             8
             Telemetry                                      30,171           22,616              7,555            33
             Maritime and other                                653              890               (237)          (27)
                                                               ---              ---              -----          ----
             Total                                         261,994          250,644             11,350             5%
                                                           =======          =======             ======           ===


Expenses

                                           Successor       Predecessor                       Predecessor
                                            Company          Company                           Company
                                            -------          -------                           -------

                                         Eight Months      Four Months      Combined Year     (Restated)
                                             Ended            Ended          Year Ended       Year Ended
                                           December 31,      April 30,      December 31,    December 31,
Summary of Expense                            2002             2002              2002            2001         Change    % Change
------------------                            ----             ----              ----            ----         ------     -------
(in millions)
Cost of service and operations               $38.1            $21.9            $ 60.0          $ 73.1         $(13.1)     (18)%
Cost of equipment sales                        2.2              6.0               8.2            34.1          (25.9)     (76)
Sales and advertising                          4.8              4.3               9.1            22.6          (13.5)     (60)
General and administration                     9.7              4.1              13.8            20.5           (6.7)     (33)
Restructuring charges                          0.0              0.6               0.6             4.7           (4.1)     (87)
Depreciation and amortization                 15.5              6.9              22.4            32.4          (10.0)     (30)
                                              ----              ---              ----            ----          ------     ----
   Total expenses                            $70.4            $43.8            $114.1          $187.4         $(73.3)     (39)%
                                             =====            =====            ======          ======         =======     =====


Summary of Year-over-Year Revenue

Service revenue approximated $52.3 million for the year ended December 31, 2002, which was a $15.8 million reduction as compared to the year ended December 31, 2001. The majority of the decrease in revenue year-over-year was primarily the result of the sale of satellite assets to MSV in November 2001, offset by an increase in revenue in the wireless internet segment. We experienced a 5% growth in total subscribers, with growth in the wireless internet, transportation and telemetry segments offsetting decreases in other market segments.

Wireless internet revenue grew $9.7 million from the year ended December 31, 2001 to the year ended December 31, 2002. While our wireless subscribers only grew 4% from 102,258 to 106,082, the active, revenue-producing units grew from approximately 31,500 units to 56,400 units, or a 79% year-over-year increase. Resellers of our eLink and BlackBerryTM products purchased units to stock their inventory in 2000 and 2001; these units became revenue-producing as resellers moved from initial end-user pilots trials to full deployments.

Field service revenue decreased by $3.3 million from the year ended December 31, 2001 to the year ended December 31, 2002. The decrease in revenue from field services primarily reflects the churn of units as a result of contract terminations and corporate downsizings. Additionally, certain contract renewals resulted in rate reductions.

Transportation revenue decreased by $4.4 million from the year ended December 31, 2001 to the year ended December 31, 2002. The decrease in revenue from our transportation product was primarily the result of the sale of our satellite assets to MSV in November 2001. The remaining reduction was due to the change in accounting treatment for the amortization of certain software licensing revenue related to the sales of our transportation business to Aether Systems in November 2000. These decreases were partially off-set by an increase in units and usage for our largest customer.

Telemetry revenues remained virtually flat from the year ended December 31, 2001 to the year ended December 31, 2002. Although subscriber units grew by 7,555 or 33% year-over-year, this growth was offset by contractual pricing reductions for one of our largest telemetry customers.

Maritime and other revenue decreased $17.8 million from the year ended December 31, 2001 to the year ended December 31, 2002. This decrease in revenue was due entirely to the sale of the satellite assets to MSV in November 2001, partially offset by satellite capacity revenues paid by MSV as it pursued its research and development program.

The decrease in equipment revenue is primarily a result of the sale of our satellite business in November 2001 and the loss of equipment sales from that business. These reductions in equipment revenue were offset by an increase in equipment sales for our eLink product lines. This reduction was also a result of write-downs of deferred equipment revenue.

For the year ended December 31, 2002, five customers accounted for approximately 47% of Motient's service revenue, with two customers, UPS and SkyTel, each accounting for more than 10%. As of December 31, 2002, SkyTel represented approximately 14% of our net accounts receivable, all of which was current. The revenue attributable to such customers varies with the level of network airtime usage consumed by such customers, and none of the service contracts with such customers requires that the customers use any specified quantity of network airtime, nor do such contracts specify any minimum level of revenue. There can be no assurance that the revenue generated from these customers will continue in future periods. As discussed in "Business -- Recent Developments," UPS has deregistered a substantial number of its units as it migrates to another network provider for its next generation solution.

Due to the bankruptcy of WorldCom, beginning in the quarter ended June 30, 2002, we reserved 100% of all amounts then due from Skytel, a wholly-owned subsidiary of WorldCom. In October 2002, we received payment from SkyTel of a significant portion of the amount of our pre-petition claim amount. We have received full, timely payments thereafter and believe that amounts from SkyTel are currently fully collectible.

Expenses

Cost of service and operations includes costs to support subscribers, such as network telecommunications charges and site rent for network facilities, among other things. The 18% year-over-year decrease is made up of:

     o decreases in communication charges associated with reductions in the cost of usage as a result of the sale of the satellite and transportation assets and rate reductions in certain telecommunication contracts,
     o cost reductions associated with reduced headcount levels, primarily as a result of the sale of our satellite assets and cost control efforts undertaken in the second half 2001, and
     o    the operational restructurings in July and September 2002,
     o    reductions in research and development spending and
     o decreases in costs associated with the sale of the satellite business to MSV, including a reduction in in-orbit insurance costs for the year.

These decreases were offset by:

     o increases in base station maintenance costs associated with an increase in the number of base stations,
     o increases in site rental costs associated with the increase in base stations year-over-year and
     o an increase in the average lease rate, increases in licensing and commission payments to third parties with whom we have partnered to provide certain eLink and BlackBerry(TM) by Motient services, and fees incurred as a result of Motient's withdrawal from certain frequency auctions.

The decrease in cost of equipment sold for the year ended December 31, 2002, as compared to 2001, was a result of reduced terrestrial hardware sales prices during 2002, and no hardware sales in 2002 were associated with the satellite voice business that was sold to MSV in November 2001. These decreases were offset by $4.4 million of write downs in April 2002. These write-downs compared to $7.5 million inventory valuation charges in 2001 associated with our early-generation eLink inventory. This reduction was also a result of write-downs of deferred equipment costs.

Sales and advertising expenses as a percentage of total revenue were approximately 15% for 2002, compared to 25% for 2001. The 60% decrease in sales and advertising expenses year over year was primarily attributable to reductions in spending on advertising and trade shows, and decreases in headcount costs, primarily as a result of the sale of our satellite assets, cost control efforts undertaken in the second half 2001, and the operational restructurings in July and September 2002.

General and administrative expenses for the core wireless business as a percentage of total revenue were approximately 23% for 2002 as compared to 23% for 2001. The 33% decrease in 2002 costs over 2001 costs in the general and administrative expenses of our core wireless business was primarily attributable to savings associated with having fewer employees throughout 2002, primarily as a result of the sale of our satellite assets and cost control efforts undertaken in the second half 2001, and the operational restructurings in July and September 2002, reductions associated with various savings from the sales of our satellite business, and reductions in regulatory expenditures in 2002 as compared to 2001.

Operational restructuring costs in 2002 of $0.6 million are associated with our staff reductions. Operational restructuring costs in 2001 of $4.7 million represent those costs associated with the restructuring program that we announced and implemented on September 26, 2001. Of these costs, approximately $1.6 million are cash charges that are associated with severance packages for approximately 16% of our direct work force that was laid off. These cash expenditures did, in some cases, carry into the first quarter of 2002. Additional charges were associated with the termination of a product initiative, and represent primarily non-cash charges associated with the write off of prepaid advertising costs.

Depreciation and amortization for the core wireless business was approximately 38% of total revenue for 2002, as compared to 36% for 2001. The $10.0 million decrease in depreciation and amortization expense in 2002 was primarily attributable to the sale of our satellite assets to MSV in late November 2001, and the associated depreciation on those assets.

Interest income was $0.1 million for the year ended December 31, 2002, as compared to $1.1 million for the year ended December 31, 2001. Due to our reorganization efforts, we were limited in our ability to invest excess available cash.

We incurred $3.8 million of interest expense in 2002, compared to $61.7 million during 2001. The $57.9 million decrease was primarily a result of the elimination of the majority of our debt as a result of the bankruptcy reorganization in 2002 and the retirement of a term loan. Interest expenses in 2002 are primarily associated with our Rare Medium and CSFB notes, capital leases and vendor financing.

We recorded equity in losses for MSV in 2002 of $24.2 million (after giving effect to the impairment of our investment in MSV in the fourth quarter of 2002 in the amount of $15 million). In 2001, we recorded equity losses for XM Radio of $48.5 million. In 2001, we also recorded our XM Radio equity investment impairment charge of $81.5 million as a result of the sale or exchange of all of our shares of XM Radio stock for cash or debt extinguishment, which resulted in mark-to-market losses of $81.5 million on the shares disposed of, and a gain of $10.1 million on the extinguishment of debt exchanged for these shares.

Additionally, we recorded a number of other non-recurring charges in 2002 and 2001 as a result of our various financing transactions. For additional information concerning these non-recurring charges, please see "-- Liquidity and Capital Resources."

In 2002:

     o As a result of our debt restructuring efforts, we recorded costs of $23.1 million.

     o We recorded a gain on the sale of our transportation and satellite assets of $0.8 million.

     o    We recorded a loss on the sale of certain assets of $1.2 million.

     o Related to our reorganization in May of 2002, we recorded a gain on fair market adjustment of $94.7 million and a gain on the restructuring of debt of $183.7 million.

In 2001:

     o As noted below in "-- Derivatives," we purchased $50.0 million of notes from Rare Medium that were secured and exchangeable into up to five million of our shares of XM Radio stock. The embedded call options included in these notes were deemed to be a derivative, and we recorded a net gain of $1.5 million on the mark-to-market adjustment of these securities.

     o We sold or exchanged all of our shares of XM Radio stock for cash or debt extinguishment. As a result of these various transactions, we recorded a mark-to-market loss of $81.5 million on the shares disposed of, and a gain of $10.1 million on the extinguishment of debt exchanged for these shares.

     o As a result of the permanent reductions in our bank facility, we also recorded a loss on the extinguishment of debt in the amount of $11.3 million, representing the write off of fees and unamortized warrants associated with the original placement of this debt.

     o We recorded a gain of approximately $23.2 million on the sale of our satellite assets to MSV.

     o We incurred approximately $4.1 million of costs associated with the Rare Medium merger, which was terminated in October 2001.


Net capital expenditures for the year ended December 31, 2002 for property and equipment were $1.1 million compared to $13.8 million for 2001. Expenditures consisted primarily of assets necessary to continue the build out of our terrestrial network.

Years Ended December 31, 2001 and 2000

The tables below summarize our revenue and subscriber base for 2001 and 2000. An explanation of certain changes in revenue and subscribers is set forth below under the caption "Summary of Year over Year Revenue."


                                                       Predecessor Company
                                                       -------------------

                                                 (Restated)          (Restated)
                                                 Year Ended          Year Ended
                                                December 31,        December 31,
                                                    2001                2000              Change        % Change
                                                    ----                ----              ------        --------
     Summary of Revenue
     (in millions)
     Wireless Internet                                $11.4                 $2.8             $8.6         307%
     Field services                                    19.4                 25.1             (5.7)        (23)
     Transportation                                    15.9                 21.6             (5.7)        (26)
     Telemetry                                          2.6                  4.5             (1.9)        (42)
     Maritime and other                                18.8                 17.7              1.1           6
                                              -------------      ---------------     ------------   ---------
       Service revenue                                 68.1                 71.7             (3.6)         (5)
       Equipment  revenue                              22.2                 24.1             (1.9)         (8)%
                                              -------------      ---------------     -------------  -----------
         Total                                       $ 90.3                $95.8            $(5.5)         (6)%
                                              =============      ===============     =============  ===========

The make up of our subscriber base was as follows:



                                    As of December 31,
                             --------------------------------
                                    2001             2000            Change          % Change
                                    ----             ----            ------          --------
Wireless internet                 102,258            45,402         56,856              125%
Field services                     36,752            45,465         (8,713)             (19)
Transportation                     88,128            73,044         15,084               21
Telemetry                          22,616            16,052          6,564               41
Maritime and other                    890            25,912        (25,022)             (97)
                                  -------          --------        --------             ----
  Total                           250,644           205,875         44,769              22%
                                  =======          ========        =======              ====

Expenses

                                                             Predecessor Company
                                                             -------------------
                                                         (Restated)       (Restated)
                                                         Year Ended       Year Ended
                                                        December 31,     December 31,
Summary of Expense                                          2001             2000          Change         % Change
------------------                                          ----             ----          ------         --------
(in millions)
Cost of service and operations                            $73.1             $75.9         $ (2.8)            (4)%
Cost of equipment sales                                    34.1              29.2            4.9             17
Sales and advertising                                      22.6              36.6          (14.0)           (38)
General and administration-core wireless                   20.5              22.1           (1.6)            (7)
General and administration-XM Radio                          --              76.1          (76.1)          (100)
Operational restructuring charge                            4.7               --             4.7            100
Depreciation and amortization-core wireless                32.4              35.4           (3.0)            (8)
Depreciation and amortization-XM Radio                       --               3.4           (3.4)          (100)
                                                         ------         ----------     -----------    -----------
   Total expenses                                        $187.4         $    278.7     $    (91.3)           (33)%
                                                        =======         ==========     ===========    ============

Summary of Year- over-Year Revenue

Service revenue, which includes our data, voice and capacity reseller services as well as royalty income, approximated $68.1 million for the year ended December 31, 2001, which was a $3.2 million reduction as compared to the year ended December 31, 2000. We experienced a 125% growth in subscribers within our wireless internet sector. In the other segments, we also saw decreases in revenue, primarily as a result of our sale of satellite assets to MSV in November 2001, and our sale of the majority of the retail transportation assets to Aether Systems in November 2000.

The growth in wireless internet revenue reflects the overall growth in the number of units. Our eLink and BlackBerryTM products were introduced in late 1999 and early 2000 and did not begin to achieve a significant growth rate until the middle of 2000 as certain reseller initiatives were launched. Additionally, a number of our resellers had units in inventory that have not yet become revenue-producing units.

The decrease in revenue from field services reflects primarily rate reductions that occurred in connection with the renewal of a significant customer contract in the first quarter of 2001. Additionally, as part of this contract renewal, the customer upgraded to one of our new devices, which greatly reduced their requirement for spare units, for which we had previously received revenue. We also experienced churn in registrations for several customers primarily as a result of contract terminations or their corporate downsizings.

The decrease in revenue from our transportation product was primarily the result of a shift from retail rates for our direct customers to wholesale rates through Aether following the sale of our transportation assets to Aether in November 2000. This decrease was partially offset by the increase in the number of units under our UPS contract.

The decrease in telemetry revenue reflects the change from a take or pay agreement to a usage based agreement with one customer.

The growth in maritime and other revenue was primarily the result of more revenue earned in 2001 as compared to 2000 from our contract to provide MSV with satellite capacity as it pursued its research and development program and a royalty payment from the one-time licensing of our network software.

The decrease in equipment revenue is primarily a result of the loss of revenue from equipment sales associated with the sale of our transportation business and a decrease in revenue from voice equipment sales. These reductions in equipment revenue were offset by an increase of revenue from equipment sales for our eLink product lines.

Cost of service and operations includes costs to support subscribers, such as network telecommunications charges and site rent for network facilities, among other things. The 4% year-over-year decrease is made up a decrease in communication charges, associated with reductions in the cost of usage as a result of the sale of the satellite and transportation assets and the renegotiation of our telecommunications contract, offset by cost increases associated with a 10% increase in the number of terrestrial base stations in service as compared to 2000; an increase in base station maintenance costs associated with an increase in the average cost per base station primarily as a result of new rates under our maintenance contract, as well as an increase in the number of base stations; an increase for site rental costs associated with an increase in base stations year over year and an increase in the average lease rate; and licensing and commission payments to third parties with whom we have partnered to provide certain eLink and BlackBerry(TM) by Motient services.

The increases in costs of service and operations were offset by reduced costs associated with lower headcount levels, primarily as a result of our sale of the transportation and satellite assets, as well as our cost control efforts undertaken in 2001, a reduction in research and development spending, and a decrease in costs associated with the sale of the satellite business to MSV, including a reduction in in-orbit insurance costs for the year.

The increase in cost of equipment sold for the year ended December 31, 2001, as compared to 2000, was a result of inventory valuation charges in 2001 associated with our early-generation eLink inventory as compared to inventory charges in 2000. These charges were taken as a result of evaluating our current sales trends, as well as pricing announcements made by certain of our competitors. This was offset by a shift from the higher-cost products associated with our transportation business, as compared to the lower-cost eLink product line.

Sales and advertising expenses as a percentage of total revenue were approximately 25% for 2001, compared to 38% for 2000. The decrease in sales and advertising expenses period over period was primarily attributable to a reduction in spending on advertising and trade shows, a decrease in headcount costs, primarily as a result of the sale of our transportation and satellite assets, costs associated with our name change in 2000 and savings associated with reductions in various components of costs incurred to acquire customers.

General and administrative expenses for the core wireless business as a percentage of total revenue were approximately 23% in 2001 and 2000. Our 2001 costs as compared to our 2000 costs in our core wireless business general and administrative expenses consisted of savings associated with having fewer employees throughout 2001, primarily as a result of the April 2001 cost-saving initiatives as well as the sale of the transportation assets in late 2000, a reduction of costs associated with a reduction in general and administrative staff, reductions in regulatory expenditures, and reduced bad debt expense as a result of the sale of the transportation assets. These costs reductions were offset a charge associated with the vesting of certain restricted stock grants in 2001.

The results for the year ended December 31, 2000, included expenses incurred by XM Radio, as we were required to consolidate their results. As of January 1, 2001, we ceased consolidating the results of XM Radio.

Operational restructuring costs represent those costs associated with the restructuring program that we announced and implemented on September 26, 2001.

Of these costs, approximately $1.6 million are cash charges that are associated with severance packages for approximately 16% of our direct work force that was laid off. These cash expenditures did, in some cases, carry into the first quarter of 2002. Additional charges were associated with the termination of a product initiative, and represent primarily non-cash charges associated with the write off of prepaid advertising costs.

Depreciation and amortization for the core wireless business was approximately 36% of total revenue for 2001, as compared to 37% for 2000. The decrease in depreciation and amortization expense in 2001 was primarily attributable to the sale of our transportation assets in the fourth quarter of 2000 and their associated depreciation, as well as the sale of our satellite assets to MSV in late November 2001.

Interest income was $1.1 million for the year ended December 31, 2001, as compared to $31.4 million (of which $27.6 million was earned by XM Radio) for the year ended December 31, 2000. Excluding interest earned by XM Radio, the decrease in interest earned by the core wireless business reflects reduced interest earned on our escrow established for the senior notes as a result of a lower escrow balance. The final payment was made out of the escrow in April 2001.

We incurred $61.7 million of interest expense in 2001, compared to $62.5 million during 2000. The decrease was a result of a decrease in amortization of warrants and prepaid interest and debt offering costs due to the debt discount costs that were written off in 2000 and 2001 when we extinguished debt under the bank facilities and lower average outstanding debt balances on the bank facilities as a result of repayments made to the bank facilities in the second half of 2000 and throughout 2001. These decreases were offset by increased interest as a result of the $50 million Rare Medium notes issued in 2001 and interest charges associated with the amortization of the Rare Medium notes' discount.

Additionally, we recorded a number of other non-recurring charges in 2001 and 2000 as a result of our various financing transactions:

In 2001:
     o As noted above, we purchased $50.0 million of notes from Rare Medium that were secured and exchangeable into up to 5.0 million of our shares of XM Radio stock. The embedded call options included in these notes were deemed to be a derivative, and we recorded a net gain of $1.5 million on the mark-to-market adjustment of these securities.

     o We sold or exchanged all of our shares of XM Radio stock for cash or debt extinguishment. As a result of these various transactions, we recorded a mark-to-market loss of $81.5 million on the shares disposed of, and a gain of $10.1 million on the extinguishment of debt exchanged for these shares.

     o As a result of the permanent reductions in our bank facility, we also recorded a loss on the extinguishment of debt in the amount of $11.3 million, representing the write off of fees and unamortized warrants associated with the original placement of this debt.

     o We recorded a net gain of approximately $23.2 million on the sale of our satellite, transportation and certain others assets.

     o    We recorded equity in losses in XM Radio of $48.5 million.

     o We incurred approximately $4.1 million of costs associated with the Rare Medium merger, which was terminated.

In 2000:
     o We recorded a net gain of approximately $8.9 million on the sale of our satellite, transportation and certain others assets.

     o We recorded a gain of approximately $36.8 on a note payable to a related party.

     o We recorded a loss on the extinguishment of debt in the amount of $3.0 million.

     o We incurred approximately $82,000 of costs associated with Aether Systems' employee options.

     o    We recorded minority interest of approximately $33.4 million.

Net capital expenditures for the year ended December 31, 2001 for property and equipment were $13.8 million compared to $73.6 million, including $51.4 million of XM Radio related capital expenditures for 2000. Expenditures consisted primarily of assets necessary to continue the build out of our terrestrial network.

Liquidity and Capital Resources

As of December 31, 2002, we had approximately $5.8 million of cash on hand and short-term investments. As of February 29, 2004, we had approximately $2.7 million of cash on hand and short-term investments.

Since emerging from bankruptcy protection in May 2002, we have undertaken a number of actions to reduce our operating expenses and cash burn rate. Our liquidity constraints have been exacerbated by weak revenue growth since emerging from bankruptcy protection, due to a number of factors including the weak economy generally and the weak telecommunications and wireless sector specifically, the financial difficulty of several of our key resellers, on whom we rely for a majority of our new revenue growth and our continued limited liquidity which has hindered efforts at demand generation.

For a description of our significant cost reduction initiatives since emerging from bankruptcy, please see "-- Overview and Introduction -- Cost Reduction Actions."

In addition to cash generated from operations, we own a $15.0 million promissory note issued by MSV in November 2001. This note matures in November 2006, but may be fully or partially repaid prior to maturity in certain circumstances, subject to certain conditions and priorities with respect to payment of other indebtedness, involving the consummation of additional investments in MSV. Under the terms of our $19.8 million of notes issued to Rare Medium and CSFB in connection with our Plan of Reorganization, in certain circumstances we must use 25% of any proceeds from the repayment of the $15.0 million note from MSV to repay the Rare Medium and CSFB notes, on a pro-rata basis. For a discussion of certain recent developments regarding MSV, please see "-- Overview and Introduction -- Mobile Satellite Ventures LP" above.

Subsequent to the end of the period covered by this report, we entered into a $12.5 million term credit facility. For further details on this credit facility and related defaults and waivers, please see "-- $12.5 Million Term Credit Facility" below.

Our future financial performance will depend on our ability to continue to reduce and manage operating expenses, as well as our ability to grow revenue. We may lose certain revenues from major customers due to churn and migration to alternative technologies. Our future financial performance also could be negatively affected by unforeseen factors and unplanned expenses.

As described above under "Business-- Overview -- Recent Cost Reduction Actions," in December 2002 we entered into an agreement with UPS pursuant to which UPS prepaid an aggregate of $5 million in respect of network airtime service to be provided beginning January 1, 2004. The $5 million prepayment will be credited against airtime services provided to UPS beginning January 1, 2004, until the prepayment is fully credited. Based on UPS' current level of network airtime usage, we do not expect that UPS will be required to make any cash payments to us in 2004 for service provided during 2004. If UPS does not make any cash payments to us in 2004, our cash flows from operations in 2004 will decline, and our liquidity and capital resources could be materially and negatively affected.

As described above under "Business -- Recent Developments -- UPS Revenue," UPS has substantially completed its migration to next generation network technology, and its monthly airtime usage of our network has declined significantly. There are no minimum purchase requirements under our contract with UPS, and the contract may be terminated by UPS on 30 days' notice. While we expect that UPS will remain a customer for the foreseeable future, over time we expect that the bulk of UPS' units will migrate to another network.

Until June 2003, UPS had voluntarily maintained its historical level of payments to mitigate the near-term revenue and cash flow impact of its recent and anticipated continued reduced network usage. However, beginning in July 2003, revenues and cash flow from UPS declined significantly. We are planning a number of initiatives to offset the loss of revenue and cash flow from UPS, including the following:

     o    further reductions in employee and our network infrastructure costs;

     o growth in new revenue from our recently-announced carrier relationships with Verizon Wireless and T-Mobile, under which we will be selling voice and data services on such carrier's next generation wireless networks as a master agent;

     o increased revenue growth from our various telemetry applications and initiatives; and

     o enhancements to our liquidity which are expected to involve the sale of certain frequency assets, such as the recently announced sales of certain SMR licenses to Nextel.

We continue to pursue all potential funding alternatives. Among the alternatives for raising additional funds are issuances of debt or equity securities, other borrowings under secured or unsecured loan arrangements, and sales of assets. There can be no assurance that additional funds will be available to us on acceptable terms or in a timely manner.

We expect to continue to require significant additional funds before we begin to generate cash in excess of our operating expenses, and do not expect to begin to generate cash from operations in excess of our cash operating results until the first quarter of 2005, at the earliest. Also, even if we begin to generate cash in excess of our operating expenses, we expect to continue to require significant additional funds to meet remaining interest obligations, capital expenditures and other non-operating cash expenses.

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

Motient's Chapter 11 Filing and Plan of Reorganization

Under our Plan of Reorganization, all then-outstanding shares of our pre-reorganization common stock and all unexercised options and warrants to purchase our pre-reorganization common stock were cancelled. The holders of $335.0 million in senior notes exchanged their notes plus accrued interest for 25,000,000 shares of our new common stock. Some of our other creditors received an aggregate of 97,256 shares of our new common stock in settlement for amounts owed to them. These shares were issued upon completion of the bankruptcy claims process; however, the value of these shares has been recorded in the financial statements as if they had been issued on the effective date of the reorganization. Holders of our pre-reorganization common stock received warrants to purchase an aggregate of approximately 1,496,512 shares of new common stock. The warrants may be exercised to purchase shares of our common stock at a price of $0.01 per share, will expire May 1, 2004, or two years after the effective date of reorganization, and will not be exercisable unless and until the average closing price of our common stock over a period of ninety consecutive trading days is equal to or greater than $15.44 per share. All warrants issued to the holders of our pre-reorganization common stock, including those shares held by our 401(k) savings plan, have been recorded in the financial statements as if they had been issued on the effective date of the reorganization. Also, in July 2002, we issued to Evercore
Partners LP, financial advisor to the creditors' committee in our reorganization, a warrant to purchase up to 343,450 shares of common stock, at an exercise price of $3.95 per share. The warrant was dated May 1, 2002, and has a term of five years. If the average closing price of our common stock for thirty consecutive trading days is equal to or greater than $20.00, we may require Evercore to exercise the warrant, provided that our common stock is then trading in an established public market. The value of this warrant has been recorded in the financial statements as if it had been issued on May 1, 2002.

As a result of our Chapter 11 bankruptcy filing, we saw a slower adoption rate for our services in the periods following emergence from bankruptcy. In a large customer deployment, the upfront cost of the hardware can be significant. Because the hardware generally is usable only on Motient's network, some of our customers delayed adoption while we were in Chapter 11 proceedings. In an effort to accelerate adoption of our services, we did, in selected instances in the first quarter of 2002, offer certain incentives for adoption of our services that were outside of our customary contract terms, such as extended payment terms or temporary hardware rental. None of these offers were accepted; therefore, these changes in terms were not material to our cash flow or operations. Additionally, certain of our trade creditors required either deposits for future services or shortened payment terms; however, none of these deposits or changes in payment terms were material and none of our key suppliers have ceased to do business with us as a result of our reorganization.

Effective May 1, 2002, we adopted "fresh-start" accounting, which required that the $221 million of reorganization value of our assets be allocated in accordance with procedures specified by Statement of Financial Accounting Standards No. 141, "Business Combinations". The bankruptcy court originally set a reorganization value for our assets of $234 million. In November of 2003, Motient engaged CTA to perform a valuation of its equity interests in MSV as of December 31, 2002. Concurrent with CTA's valuation, Motient reduced the book value of its equity interest in MSV from $54 million (inclusive of Motient's $2.5 million convertible notes from MSV) to $41 million as of May 1, 2002 to reflect certain preference rights on liquidation of certain classes of equity holders in MSV. Motient's reorganization value was reduced by $13 million to $221 million as a result of this valuation revision.

Further details regarding the plan are contained in our disclosure statement with respect to the plan, which was filed as Exhibit 99.2 to our current report on Form 8-K dated March 4, 2002.

Summary of Liquidity and Financing

We have the following sources of financing in place:

     o MSV issued a $15.0 million note to Motient as part of the November 26, 2001 asset sale. The note matures in November 2006, but is payable sooner in certain circumstances, subject to certain conditions and priorities with respect to payment of other indebtedness, involving the consummation of additional investments in MSV. There can be no assurances that this note will be repaid prior to its stated maturity date, or that MSV will have the resources to repay such note when due. Of the $15.0 million of proceeds from this note, $3.75 million would be required to be used to prepay a pro-rata portion of the $19.0 million note payable to Rare Medium and a $750,000 note payable to CSFB. Motient also owns an aggregate of approximately $3.5 million of convertible notes issued by MSV. The convertible notes mature on November 26, 2006, bear interest at 10% per annum, compounded semiannually, and are payable at maturity. The convertible notes are convertible at any time at Motient's discretion, and automatically in certain circumstances, into class A preferred units of limited partnership interests of MSV. For a discussion of certain recent developments relating to MSV, please see " -- Overview and Introduction -- Mobile Satellite Ventures LP" above.

     o Motient entered into a $12.5 million term credit facility in January 2003. The borrowing availability period under this facility ended on December 31, 2003. In March 2004, the borrowing availability period was extended to December 31, 2004. Please see "-- $12.5 Million Term Credit Facility" below for a discussion of this facility and certain defaults and waivers.

We currently anticipate that our funding requirements through 2004 should be met through a combination of cash on hand, net cash flow from operations, borrowings under our term credit facility described above, proceeds from the sale of certain frequency assets, and the proceeds from the sale of certain inventory. There can be no assurances that such sources of liquidity will provide sufficient funds in the amounts or at the time that funding is required.

Motient has the following financing obligations outstanding:

     o Note payable to Rare Medium in the amount of $19.0 million. The note was issued by a subsidiary of Motient Corporation, MVH Holdings Inc., that owns 100% of Motient Ventures Holdings, Inc., which owns all of our interests in MSV. The note matures on May 1, 2005 and carries annual interest at 9%. The note allows us to elect to add interest to the principal or pay interest in cash. The note requires that it be prepaid using 25% of the proceeds of any repayment of the $15.0 million note from MSV.

     o Note payable to CSFB in the amount of $750,000. The note was also issued by MVH Holdings Inc. The note matures on May 1, 2005 and carries annual interest at 9%. The note allows us to elect to add interest to the principal or pay interest in cash. The note requires that it be prepaid using 25% of the proceeds of any repayment of the $15.0 million note from MSV.

     o A capital lease for network equipment. The lease has an effective interest rate of 12.2%. In January 2003, this agreement was restructured to provide for a modified payment schedule. We also negotiated a further extension of the repayment schedule that became effective upon the satisfaction of certain conditions, including our funding of a letter of credit in twelve monthly installments beginning in 2003, in the aggregate amount of $1.125 million, to secure our payment obligations. The letter of credit will be released in fifteen equal installments beginning in July 2004, assuming no defaults have occurred or are occurring.

     o Obligations under a vendor financing facility and promissory note. Loans under our vendor financing facility with Motorola, which are held by Motient Communications, bear interest at a rate equal to LIBOR plus 7.0% and are guaranteed by Motient Corporation and Motient Holdings. No additional amounts may be drawn under this facility. In January 2003, we restructured the then-outstanding principal under this facility of $3.5 million, with such amount to be paid off in equal monthly installments over a three-year period from January 2003 to December 2005. In January 2003, we negotiated a deferral of approximately $2.6 million that was owed for maintenance services provided pursuant to a separate service agreement with Motorola, and we issued a promissory note for such amount, with the note to be paid off over a two-year period beginning in January 2004. The interest rate on this promissory note is LIBOR plus 4%. In March 2004, we further restructured both the vendor financing facility and the promissory note, primarily to extend the amortization periods for both the vendor financing facility and the promissory note. We will amortize the combined balances in the amount of $100,000 per month beginning in March 2004. We also agreed that interest would accrue on the vendor financing facility at LIBOR plus 4%. As part of this restructuring, we agreed to grant Motorola a second lien (junior to the lien held by the lenders under our term credit facility) on the stock of Motient License. This pledge secures our obligations under both the vendor financing facility and the promissory note.

$12.5 Million Term Credit Facility

On January 27, 2003, our wholly-owned subsidiary, Motient Communications, closed a $12.5 million term credit agreement with a group of lenders, including several of our existing stockholders. The lenders include the following entities or their affiliates: M&E Advisors, L.L.C., Bay Harbour Partners, York Capital and Lampe Conway & Co. York Capital is affiliated with James G. Dinan. Bay Harbour Management and James G. Dinan each hold 5% or more of our common stock. The lenders also include Gary Singer, directly or through one or more entities. Gary Singer is the brother of Steven G. Singer, one of our directors.

The table below shows, as of March 10, 2004, the number of shares of Motient common stock beneficially owned by the following parties to the term credit agreement, based solely on filings made by such parties with the SEC:

         Name of Beneficial Owner           Number of Shares
         ------------------------           ----------------
         Bay Harbour Management, L.C.             3,217,396
         James G. Dinan                           2,593,045

In the credit agreement, the lenders have made commitments to lend Motient Communications up to $12.5 million. The commitments are not revolving in nature and amounts repaid or prepaid may not be reborrowed. Borrowing availability under our $12.5 million term credit facility terminated on December 31, 2003. On March 16, 2004, we entered into an amendment to the credit facility which extended the borrowing availability period until December 31, 2004. As part of this amendment, we provided the lenders with a pledge of all of the stock of a newly-formed special purpose subsidiary of Motient Communications, Motient License, which holds all of Motient's FCC licenses formerly held by Motient Communications. On March 16, 2004, in connection with the execution of the amendment to our credit agreement, we issued warrants to the lenders to purchase, in the aggregate, 2,000,000 shares of our common stock. The number of warrants will be reduced to an aggregate of 1,000,000 shares of common stock if, within 60 days after March 16, 2004, we obtain at least $7.5 million of additional debt or equity financing. The exercise price of the warrants is $4.88 per share. The warrants were immediately exercisable upon issuance and have a term of five years. The warrants will be valued using a Black-Scholes pricing model and will be recorded as a debt discount and will be amortized as additional interest expense over three years, the term of the related debt. The warrants are also subject to a registration rights agreement. Under such agreement, we agreed to register the shares underlying the warrants upon the request of a majority of the warrantholders, or in conjunction with the registration of other common stock of the company. We will bear all the expenses of such registration. We are also required to pay a commitment fees to the lenders of $320,000 which accrued into the principal of the credit facility at closing. These fees will be recorded on our balance sheet and will be amortized as additional interest expense over three years, the term of the related debt.

Under this facility, the lenders have agreed to make loans to Motient Communications through December 31, 2004 upon Motient Communications' request no more often than once per month, in aggregate principal amounts not to exceed $1.5 million for any single loan, and subject to satisfaction of other conditions to borrowing, including certain financial and operating covenants, contained in the credit agreement. As of December 31, 2003, we had borrowed $4.5 million under this facility.

Each loan borrowed under the credit agreement has a term of three years. Loans carry interest at 12% per annum. Interest accrues, compounding annually, from the first day of each loan term, and all accrued interest is payable at each respective loan maturity, or, in the case of mandatory or voluntary prepayments, at the point at which the respective loan principal is repaid. Loans may be prepaid at any time without penalty.

The obligations of Motient Communications under the credit agreement are secured by a pledge of all the assets owned by Motient Communications that can be pledged as security and are not already pledged under certain other existing credit arrangements, including under Motient Communications' credit facility with Motorola and Motient Communications' equipment leasing agreement with Hewlett-Packard. Motient Communications, directly or indirectly, owns all of our assets relating to our terrestrial wireless communications business. In addition, we and our wholly-owned subsidiary, Motient Holdings, have guaranteed Motient Communications' obligations under the credit agreement, and we have delivered a pledge of the stock of Motient Holdings, Motient Communications, Motient Services Inc. and Motient License to the lenders. Upon the repayment in full of the outstanding $19,750,000 in senior notes due 2005 issued by MVH Holdings to Rare Medium and CSFB in connection with our approved Plan of Reorganization, we will pledge the stock of MVH Holdings to the lenders.

In connection with the signing of the credit agreement in Janury 2003, we issued warrants at closing to the lenders to purchase, in the aggregate, 3,125,000 shares of our common stock. The exercise price for the warrants is $1.06 per share. The warrants were immediately exercisable upon issuance and have a term of five years. The warrants were valued at $10 million using a Black-Scholes pricing model and have been recorded as a debt discount and are being amortized as additional interest expense over three years, the term of the related debt. Upon closing of the credit agreement, we paid closing and commitment fees to the lenders of $500,000. These fees have been recorded on our balance sheet and are being amortized as additional interest expense over three years, the term of the related debt. Under the credit agreement, we must pay an annual commitment fee of 1.25% of the daily average of undrawn amounts of the aggregate commitments from the period from the closing date to December 31, 2003. In December 2003, we paid a commitment fee to the lenders of approximately $113,000.

In each of April, June and August 2003, we made draws under the credit agreement in the amount of $1.5 million, for an aggregate amount of $4.5 million. We used such funds to fund general working capital requirements of operations.

For the monthly periods ended April 2003 through December 2003, we reported events of default under the terms of the credit facility to the lenders. These events of default related to non-compliance with covenants requiring minimum monthly revenue, earnings before interest, depreciation and amortization and taxes, and free cash flow performance. In each period, the lenders waived these events of default. There can be no assurance that Motient will not have to report additional events of default or that the lenders will continue to provide waivers in such event. Ultimately, there can be no assurances that the liquidity provided by the credit facility will be sufficient to fund our ongoing operations. For further details, please see "Risk Factors - We will need additional liquidity to fund our operations."

Commitments

As of December 31, 2002, we had the following outstanding cash contractual commitments:


                                                           Total           <1 year        1-4 years       After 5 years
                                                           -----           -------        ---------       -------------
(in thousands)
Operating leases                                          $ 41,585         $ 13,472        $ 24,017          $ 4,096
Capital lease obligations, including interest thereon     $  7,288         $  3,640        $  3,648               --
Notes Payables                                            $ 20,943         $  1,193        $ 19,750               --
Equipment financing commitment                            $  5,947         $  1,020        $  4,927               --
                                                          --------         --------        --------          -------
  Total Contractual Cash Obligations                      $ 75,763         $ 19,325        $ 52,342          $ 4,096
                                                           =======         ========        ========          =======


In May 2002, the FCC filed a proof of claim with the United States Bankruptcy Court, asserting a pre-petition claim in the approximate amount of $1.0 million in fees incurred as a result of our withdrawal from certain auctions. Under our court-approved Plan of Reorganization, subsequent to June 30, 2002 the FCC's claim was classified as an "other unsecured" claim, and the FCC was issued a pro-rata portion of 97,256 shares of common stock issued to creditors with allowed claims in such class. We recorded a $1.0 million expense in April 2002 for this claim.

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

On December 1, 2002, we entered into a letter agreement with UPS under which UPS agreed to make a series of eight prepayments to us totaling $5 million for future services we are obligated to provide to it after January 1, 2004. In addition to any other rights it has under its network services agreement with us, the letter agreement provides that UPS may terminate the network services agreement, in whole or in part, by providing 30 days' notice to us at which point the remaining prepayment would be required to be repaid. As of July 31, 2003, all eight prepayments had been made. The $5 million prepayment will be credited against airtime services provided to UPS beginning January 1, 2004, until the prepayment is fully credited. Based on UPS' current level of network airtime usage, we do not expect that UPS will be required to make any cash payments to us in 2004 for service provided during 2004.

MSV Investment

In July 2002, MSV commenced a rights offering seeking total funding in the amount of $3.0 million. While we were not obligated to participate in the offering, our board determined that it was in our best interests to participate so that our interest in MSV would not be diluted. On August 12, 2002, we funded an additional $957,000 to MSV pursuant to this offering, and received a new convertible note in such amount. At December 31, 2002, our percentage ownership of MSV was approximately 48% on an undiluted basis, 33.3% on an "as converted" basis giving effect to the conversion of all outstanding convertible notes of MSV and 25.5% on a fully-diluted basis assuming certain other investors exercise their right to make additional investment in MSV as a result of the FCC ATC application process. For a discussion of certain recent developments relating to MSV, please see " -- Overview and Introduction-- Mobile Satellite Ventures LP" above.

Summary of Cash Flow for the eight months ended December 31, 2002 (Successor Company), and the four months ended April 30, 2002 (Predecessor Company) and the year ended December 31, 2001 (Predecessor Company, restated)


                                                   Successor Company                     Predecessor Company
                                                   -----------------                     -------------------

                                                                                                          (Restated)
                                                  Eight Months Ended         Four Months Ended            Year Ended
                                                   December 31, 2002          April 30, 2002           December 31, 2001
                                                   -----------------          --------------           -----------------

Cash (Used In) Provided by Operating Activities       $  (8,908)             $  (14,546)                  $  (98,848

Cash (Used In) Provided by Investing Activities          (1,173)                   (122)                     108,848

Cash (Used In) Provided by Financing Activities:
     Equity issuances                                        --                      17                          354
     Debt payments on capital leases and                 (1,425)                 (1,273)                      (8,758)
        vendor financing
     Net proceeds from debt issuances                        --                      --                       30,500
     Other                                                 (117)                     --                       (1,229)
                                                           -----                     --                       ------

Cash Provided (Used) in Financing Activities             (1,542)                 (1,256)                      20,867
                                                         -------                 -------                      ------

Total Change in Cash                                    (11,623)                (15,924)                      30,867
                                                        ========                ========                     =======

Cash and Cash Equivalents, end of period                 $5,840                 $17,463                      $33,387
                                                        ========                ========                     =======


Cash used in operating activities decreased period over period as a result of a decrease in operating losses and a significant decrease in our cash interest expense.

We continue to work on reducing our operating expenses and working capital requirements. We expect that cash used in operating activities will be reduced going forward as a result of the cost saving measures that we have put into place.

The decrease in cash provided by (used in) investing activities was primarily attributable to the sale in 2001 of two million shares of our XM Radio stock for proceeds of approximately $38.3 million, the funding of the $20.5 million second quarter 2001 high yield interest payment out of the escrow account, offset by proceeds from the sale of MSV of $42.5 million and the sale of certain transportation assets for $10.0 million, the receipts from the sale of certain restricted investments of $11.3 million, and a decrease in capital spending.

The decrease in cash used in financing activities was a result of a net decrease in borrowings and related issuance costs of $30.5 million and a net decrease in payments of vendor debt and capital lease repayments.

Other

On May 1, 2002, the effective date of our Plan of Reorganization, the financing agreements that included restrictions on our ability to pay dividends were terminated as part of the implementation of our Plan of Reorganization; however, our current credit facility and other financing documents prohibit us from paying cash dividends. We have never paid dividends and do not expect to do so in the near future.


Derivatives

In September 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires the recognition of all derivatives as either assets or liabilities measured at fair value, with changes in value reflected as current period income (loss).

The effective date of SFAS No. 133, as amended by SFAS 138, is for fiscal years beginning after September 15, 2000. Except for the Rare Medium note embedded call options and the bank financing swap agreement discussed in the following paragraphs, SFAS No. 133 was not material to our financial position or results of operations as of or for the periods ended December 31, 2001 and December 31, 2002.

In April and July 2001, we sold notes to Rare Medium totaling $50.0 million. The notes were collateralized by up to five million of our XM Radio shares, and, until maturity, which was extended until October 12, 2001, Rare Medium had the option to exchange the note for a number of XM Radio shares equivalent to the principal of the note plus any accrued interest thereon. We determined the embedded call options in the notes, which permit Rare Medium to convert the borrowings into shares of XM Radio, were derivatives which were accounted for in accordance with SFAS No. 133 and accordingly we recorded a gain in the amount of $1.5 million in 2001 related to the Rare Medium note call options. On October 12, 2001, the embedded call options in the Rare Medium notes expired unexercised.

In connection with our bank financing in March 1998, we entered into an interest rate swap agreement, with an implied annual rate of 6.51%. The swap agreement reduced the impact of interest rate increases on our then-existing term loan facility. We paid a fixed fee of approximately $17.9 million for the swap agreement. In return, the counter-party was obligated to pay a variable rate equal to LIBOR plus 50 basis points, paid on a quarterly basis directly to the respective banks on our behalf, on a notional amount of $100 million until the termination date of March 31, 2001. In connection with the pay down of a portion of the term loan facility during 1999, we reduced the notional amount of our swap agreement from $100 million to $41 million and realized net proceeds of approximately $6 million due to early termination of a portion of the swap agreement. The interest rate swap agreement expired in March 2001, and our bank financing credit facility was extinguished in 2001.

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

"Fresh-Start" Accounting

In accordance with SOP No. 90-7, effective May 1, 2002, we adopted "fresh-start" accounting and allocated the reorganization value of $221.0 million to our net assets in accordance with procedures specified by Statement of Financial Standards No. 141, "Business Combinations".

We allocated the $221.0 million reorganization value among our net assets based upon our estimates of the fair value of our assets and liabilities. In the case of current assets, we concluded that their carrying values approximated fair values. The values of our frequencies and its investment in and notes receivable from MSV were based on independent analyses presented to the bankruptcy court and subsequently modified as part of our valuation process in November 2003. Please see "--Recent Developments--Mobile Satellite Ventures LP" and Note 2, "Significant Accounting Policies - Restatement of Financial Statements," and
Note 16, "Subsequent Events," of notes to the consolidated financial statements for further information concerning MSV. The value of our fixed assets was based upon a valuation of our software and estimates of replacement cost for network and other equipment, for which we believe that our recent purchases represent a valid data point. The value of our other intangible assets was based on third party valuations as of May 1, 2002.

For a complete description of the application of "fresh-start" accounting, please refer to Note 2, "Significant Accounting Policies", of notes to the consolidated financial statements.

Inventory

Inventory, which consists primarily of communication devices, are stated at the lower of cost or market. Cost is determined using the weighted average cost method. We periodically assess the market value of our inventory, based on sales trends and forecasts and technological changes and record a charge to current period income when such factors indicate that a reduction to net realizable value is appropriate. We consider both inventory on hand and inventory that we have committed to purchase, if any. Periodically, we will offer temporary discounts on equipment purchases. In cases where this causes a write-down of the inventory basis to the lower of cost or market, the write-down is recorded in the period of the offer.

Investment in MSV and Note Receivable from MSV

As reported in our current report on Form 8-K dated March 14, 2003 and detailed in Note 2, "Significant Accounting Policies - Restatement of Financial Statements", of notes to the consolidated financial statements we have determined that certain adjustments to our historical financial information for 2000, 2001 and 2002 are required to reflect the effects of several complex transactions, including the formation of and transactions with MSV.

As a result of the application of "fresh-start" accounting and as subsequently modified by our valuation process in November 2003 (please see "--Recent Developments--Mobile Satellite Ventures LP," and Note 2, "Significant Accounting Policies - Restatement of Financial Statements," and Note 16, "Subsequent Events," of notes to the consolidated financial statements for further information concerning MSV), the notes and investment in MSV were valued at fair value, and we recorded an asset in the amount of approximately $53.9 million representing the estimated fair value of our investment in and note receivable from MSV. Included in this investment is the historical cost basis of our approximately 48% of common equity ownership as of May 1, 2002, or approximately $19.3 million. In accordance with the equity method of accounting, we recorded our approximately 48% share of MSV losses against this basis.

Of the $53.9 million, approximately $21.6 million of the $40.9 million value attributed to MSV is the excess of fair value over cost basis and is amortized over the estimated lives of the underlying MSV assets that gave rise to the basis difference. We are amortizing this excess basis in accordance with the pro-rata allocation of various components of MSV's intangible assets as determined by MSV through recent independent valuations. Such assets consist of FCC licenses, intellectual property and customer contracts.

Of the $53.9 million, we have recorded the $15.0 million note receivable from MSV, plus accrued interest thereon at its fair value, estimated to be approximately $13.0 million as of the "fresh-start" accounting date, after giving affect to discounted future cash flows at market interest rates. This note matures in November 2006, but may be fully or partially repaid prior to maturity in certain circumstances, subject to certain conditions and priorities with respect to payment of other indebtedness, involving the consummation of additional investments in MSV. We also recorded the $2.5 million convertible note issued to the Company from MSV.

In November 2003, Motient engaged CTA to perform a valuation of our equity interests in MSV as of December 31, 2002. Concurrent with CTA's valuation, Motient reduced the book value of its equity interest in MSV from $54 million (inclusive of Motient's $2.5 million convertible note from MSV) to $41 million as of May 1, 2002 to reflect certain preference rights on liquidation of certain classes of equity holders in MSV. Including its note receivable from MSV ($13 million at May 1, 2002), the book value of Motient's aggregate interest in MSV as of May 1, 2002 was reduced from $67 million to $53.9 million. Also, as a result of CTA's valuation of MSV, we determined that the value of our equity interest in MSV was impaired as of December 31, 2002. This impairment was deemed to have occurred in the fourth quarter of 2002. Motient reduced the value of its equity interest in MSV by $15.4 million as of December 31, 2002. Including its notes receivable from MSV ($19 million at December 31, 2002), the book value of Motient's aggregate interest in MSV was $32 million as of December 31, 2002. For additional information concerning this valuation process, please see Note 2, "Significant Accounting Policies," of notes to the consolidated financial statements.

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

Deferred Taxes

We have generated significant net operating losses for tax purposes as of December 31, 2002. We have had our ability to utilize these losses limited on two occasions as a result of transactions that caused a change of control in accordance with the Internal Revenue Service Code Section 382. Additionally, since we have not yet generated taxable income, we believe that our ability to use any remaining net operating losses has been greatly reduced; therefore, we have provided a full valuation allowance for any benefit that would have been available as a result of our net operating losses. See Note 2, "Significant Accounting Policies - Deferred Taxes," of notes to the consolidated financial statements for further details.

Revenue Recognition

We generate revenue principally through equipment sales and airtime service agreements. In 2000, we adopted SAB 101, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. In certain circumstances, SAB 101 requires us to defer the recognition of revenue and costs related to equipment sold as part of a service agreement. Revenue is recognized as follows:

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

To date, the majority of our business has been transacted with telecommunications, field services, natural resources, professional service and transportation companies located throughout the United States. We grant credit based on an evaluation of the customer's financial condition, generally without requiring collateral or deposits. We establish a valuation allowance for doubtful accounts receivable for bad debt and other credit adjustments. Valuation allowances for revenue credits are established through a charge to revenue, while valuation allowances for bad debts are established through a charge to general and administrative expenses. We assess the adequacy of these reserves quarterly, evaluating factors such as the length of time individual receivables are past due, historical collection experience, the economic environment and changes in credit worthiness of our customers. As of December 31, 2002 and December 31, 2001, we had a valuation allowance of approximately 9.7% and 7.7% of our accounts receivable, respectively. We believe that our established valuation allowance was adequate as of December 31, 2002 and 2001. If circumstances related to specific customers change or economic conditions worsen such that our past collection experience and assessments of the economic environment are no longer relevant, our estimate of the recoverability of our trade receivables could be further reduced.

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

Long-lived Assets

On January 1, 2002, we adopted the provisions of SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. As of January 1, 2002, we had approximately $5.0 million of recorded goodwill. However, as part of our adoption of "fresh-start" accounting, our recorded goodwill was reduced to zero.

We account for our frequencies as finite-lived intangibles and amortize them over a 20-year estimated life. As described in note 5 of notes to consolidated financial statements, we are monitoring a pending FCC rulemaking proposal that may affect our 800 MHz spectrum, and we may change our accounting policy for FCC frequencies in the future as new information is available.

On January 1, 2002, we also adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". The statement requires that all long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured on a net realizable value basis and will not include amounts for future operating losses. The statement also broadens the reporting requirements for discontinued operations to include disposal transactions of all components of an entity (rather than segments of a business). Components of an entity include operations and cash flows that can be clearly distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. Subsequent to the period covered by this report, we engaged a financial advisor to value certain of our assets as of December 31, 2002, among other things, to test for potential impairment of certain of our long-lived assets under SFAS No. 144.

This testing included valuations of software and customer-related intangibles. Based on these tests, no recording of impairment charges was required. The adoption of SFAS No. 144 had no material impact on our financial statements.

Recent Accounting Standards

In February, 2002, EITF No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)", was issued to provide guidance on whether consideration paid by a vendor to a reseller should be recorded as expenses or against revenues. We have reviewed EITF No. 01-09 and believe that all such consideration is properly recorded by us as operating expenses. We adopted the provisions of this consensus on January 1, 2002, and it had no material impact on our consolidated financial statements.

In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.". SFAS No. 145 rescinded three previously issued statements and amended SFAS No. 13, "Accounting for Leases". The statement provides reporting standards for debt extinguishments and provides accounting standards for certain lease modifications that have economic effects similar to sale-leaseback transactions. We adopted SFAS No. 145 as of our "fresh-start" accounting date of May 1, 2002. In accordance with SFAS No. 145, we have reclassified all prior period extraordinary losses on extinguishment of debt as ordinary non-operating losses on extinguishment of debt.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. Previous accounting guidance was provided by EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 replaces EITF No. 94-3. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We adopted SFAS No. 146 as of January 1, 2003, and this adoption had no material impact on our consolidated financial statements.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.
---------------------------------------------------------------------

Prior to our reorganization, we were exposed to the impact of interest rate changes related to our credit facilities and we managed interest rate risk through the use of fixed rate debt. Currently, we are only exposed to the impact of interest rate changes related to our capital lease and vendor financing obligations. We do not use derivative financial instruments to manage our interest rate risk. We invest our cash in short-term commercial paper, investment-grade corporate and government obligations and money market funds.

Effective May 1, 2002, Motient's senior notes and accrued interest thereon were eliminated in exchange for new common stock of the company. All of Motient's remaining debt obligations, excluding its vendor financing, are fixed rate obligations. We do not believe that we have any material cash flow exposure due to general interest rate changes on these debt obligations.

Item 8.  Financial Statements and Supplementary Data.
-----------------------------------------------------

The financial statements and supplementary data required by this item are found at the end of this annual report, beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
--------------------------------------------------------------------------------

Matters required by this item were previously reported in our current reports on Form 8-K filed with the SEC on June 4, 2002 and April 23, 2003 and the amendment to our current report on Form 8-K/A filed with the SEC on March 9, 2004.

                                    PART III


Item 10.  Directors and Executive Officers of Motient.
------------------------------------------------------

The following table sets forth certain information about our executive officers, directors and key employees.


Name                                 Title                                              Age         Began Service
----                                 -----                                              ---         -------------
Christopher W. Downie                Executive Vice President, Chief Financial          34          2003
                                     Officer and Treasurer
Dennis W. Matheson                   Senior Vice President and Chief                    43          1993
                                     Technology Officer
Gerald S. Kittner                    Director                                           51          2002
Steven G. Singer                     Director, Chairman                                 43          2002
Peter D. Aquino                      Director                                           42          2003
Jonelle St. John                     Director                                           50          2000
James D. Dondero                     Director                                           41          2002


Christopher W. Downie, 34. Mr. Downie was appointed vice president, chief financial officer and treasurer in April 2003. In March 2004, Mr. Downie was subsequently appointed to the position of executive vice president, chief financial officer and treasurer, and designated the Company's principal executive officer. From May 2002 to April 2003, Mr. Downie worked as a consultant for CTA, a communications consulting firm. While with CTA, Mr. Downie was primarily engaged on Motient-related and other telecom-related matters. From February 2000 to May 2002, Mr. Downie served as a senior vice president and chief financial officer of BroadStreet Communications, Inc. From August 1993 to February 2000, Mr. Downie was a vice president in the Investment Banking Division of Daniels & Associates, LP, an investment bank focused on communications. From 1991 to 1993, Mr. Downie served as a financial analyst at Bear Stearns & Co. Inc.

Dennis W. Matheson, 43. Mr. Matheson has been Motient's senior vice president and chief technology officer since March 2000. From 1993 to March 2000, Mr. Matheson held other technical positions within Motient, most recently as vice president of engineering and advanced technology. Before joining Motient, Mr. Matheson was senior manager of systems architecture for Bell Northern Research, a subsidiary of Nortel Networks Corporation (formerly known as Northern Telecom Limited). Prior to that, he held various positions with Northern Telecom and Bell Northern Research within the design and product management organizations and held various engineering positions with Texas Instruments Incorporated.

Mr. Matheson was an executive officer of Motient at the time it filed for Chapter 11 protection. Information regarding Motient's filing under Chapter 11 of the Bankruptcy Code is provided in "Business - Motient's Chapter 11 Filing," and is incorporated herein by reference.

Gerald S. Kittner, 50. Mr. Kittner has been a Motient director since May 2002. Since October 2001, Mr. Kittner has been an advisor and consultant for CTA. From 1996 to 1999, Mr. Kittner was a senior vice president for legislative and regulatory affairs with CAI Wireless Systems. When CAI Wireless Systems was acquired by WorldCom, Inc. (then MCI) in 1999, Mr. Kittner remained with WorldCom as a senior vice president for approximately one year. From 1996 to 2000, Mr. Kittner served on the board of directors of the Wireless Communications Association, and was a member of its executive and government affairs committees. Previously, Mr. Kittner was a partner with the law firm Arter & Hadden and worked with a variety of telecommunications clients.

Mr. Kittner was involved with CAI Wireless Systems, Inc. when it filed for protection under Chapter 11 of the Bankruptcy Code in 1998. During all relevant time periods relating to the Chapter 11 proceeding captioned In re CAI Wireless Systems, Inc., Debtor, Chapter 11 Case No. 98-1766 (JJF) and In re Philadelphia Choice Television, Inc., Debtor, Chapter 11 Case No. 98-1765 (JJF), commenced in the United States Bankruptcy Court for the District of Delaware on July 30, 1998, Mr. Kittner was a senior vice president of CAI Wireless Systems. CAI Wireless Systems and Philadelphia Choice Television consummated their joint plan of reorganization and emerged from bankruptcy on October 14, 1998.

Steven G. Singer, 43. Mr. Singer has been a Motient director since May 2002 and chairman of the board since June 2003. Since November 2000, Mr. Singer has served as chairman and chief executive officer of American Banknote Corporation, a public company providing documents of value (such as currency, checks, passports, and credit cards) and related services. Since 1994, Mr. Singer has also been chairman and chief executive officer of Pure 1 Systems, a privately held drinking water treatment company. From 1994 to 2000, Mr. Singer was executive vice president and chief operating officer of Romulus Holdings, Inc., a family-owned investment fund. Mr. Singer also currently serves as the non-executive chairman of Globix Corporation, a public company.

Peter D. Aquino, 42. Mr. Aquino has been a Motient director since June 2003. Mr. Aquino has been a senior managing director of CTA since February 2002. From July 1995 to January 1998, Mr. Aquino was a partner of Wave International, Inc., a telecommunications investment firm. From January 1998 to February 2002, Mr. Aquino was the chief operating officer of, and a board advisor to, Veninfotel, LLC, one of Wave International's private telecom holdings in Venezuela. From 1983 to 1995, Mr. Aquino held various positions in finance, regulatory and corporate development at Bell Atlantic Corporation (now Verizon). Mr. Aquino is a director of Neon Communications, Inc., a private company.

Jonelle St. John, 49. Ms. St. John has been a Motient director since November 2000. Ms. St. John was the chief financial officer of MCI WorldCom International in London from 1998 through 2000 following her positions as the treasurer of MCI Communications Corporation from 1993 to 1998. Prior to working with WorldCom, Ms. St. John was the vice president and treasurer and the vice president and controller of Telecom*USA, which she joined in 1985. Before 1985, Ms. St. John held various positions at Arthur Andersen LLP.

James D. Dondero, 41. Mr. Dondero has been a Motient director since July 2002. Mr. Dondero has been president of Highland Capital Management, L.P. since 1993. Mr. Dondero is also a director of Audio Visual Services Corp., Genesis Health Ventures, Inc. and American Banknote Corporation, all of which are public companies.

Board Compensation

Effective as of May 1, 2002, each non-employee member of the board of directors is entitled to receive $2,000 per month, and each member of the audit committee (currently Ms. St. John, Mr. Aquino and Mr. Kittner) and the compensation and stock option committee (currently Mr. Aquino, Mr. Singer and Mr. Kittner) are entitled to receive an additional $500 and $250 per month, respectively. Such amounts are currently being accrued but not paid by Motient. Each non-employee member of the board of directors also is entitled to receive an additional $1,000 for each board or committee meeting that is in excess of four meetings per year. In calculating the number of meetings held with respect to which this additional fee is to be paid, multiple meetings held on the same day are regarded as a single meeting. Further, each non-employee member of our board is eligible to receive grants of stock options under our 2002 stock option plan. No options have been granted to non-employee directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, our directors, executive officers and any persons holding more than ten percent of our common stock are required to report their ownership of the common stock and any changes in that ownership to the SEC. Specific due dates for these reports have been established by the SEC, and we are required to report in this annual report any failure to file by these dates. Based on our review of these reports filed during and in connection with the year ended December 31, 2002, and on certain written representations, we do not believe that any of our directors, officers or beneficial owners of more than ten percent of our common stock failed to file a form or report a transaction on a timely basis other than a Form 4 for Bay Harbour Management L.C., which was not filed on a timely basis.

Item 11.  Executive Compensation.

The following tables set forth (a) the compensation paid or accrued by Motient to Motient's chief executive officer and its four other most highly compensated executive officers receiving over $100,000 per year, all of whom are referred to herein as the "named executive officers" for services rendered during the fiscal years ended December 31, 2000, 2001, and 2002 and (b) certain information relating to options granted to such individuals.


                                                 Summary Compensation Table
                                                                                                         All Other
                                           Annual Compensation              Long-Term Compensation      Compensation
                                     ---------------------------------------------------------------------------------

                                                                                        Restricted       Securities
    Name and                                                          Other Annual        Stock          Underlying
    Principal Position               Year     Salary        Bonus    Compensation(1)    Awards(2) $    Options/SARs(3)
    ------------------               ----     ------       ------    ---------------    -----------    ---------------

Walter V. Purnell, Jr. (4)           2002    $280,763     $50,000          $774              $0           500,000
 Former President and                2001    $286,953     $83,000          $774         $46,508           100,000
 Chief Executive Officer             2000    $275,300    $101,725          $774              $0           200,000

David H. Engvall(5)                  2002    $186,709     $25,000          $457              $0           120,000
 Former Senior Vice                  2001    $183,031     $36,234          $143          $3,413            25,000
 President, General
 Counsel and Secretary

Dennis W. Matheson(6)                2002    $177,923     $25,000          $476              $0           120,000
 Senior Vice President               2001    $182,355     $51,940          $158         $15,609            40,000
 And Chief Technology Officer        2000    $169,889     $34,508          $143              $0            50,000

Daniel Croft(7)                      2002    $173,184     $20,000       $40,146              $0           120,000
Former Senior Vice President,        2001    $177,145     $14,892       $19,319          $5,850            15,000
 Business Development                2000    $170,075     $36,815       $28,385              $0            15,000

Michael Fabbri(7)                    2002    $176,515     $30,000       $29,539              $0           120,000
 Former Senior Vice                  2001    $184,220     $22,423       $41,175          $9,604            40,000
 President, Sales                    2000    $153,273     $21,450       $35,291              $0            30,000


(1) Includes group term life insurance premiums. For Mr. Croft, also includes commissions in 2000, 2001 and 2002 in the amounts of $28,152, $19,086, and $39,913, respectively. For Mr. Fabbri, also includes commissions in 2000, 2001 and 2002 in the amounts of $35,058, $40,942, and $29,062, respectively.

(2) In September 2001, Motient completed an option exchange program in which holders of previously-granted options, including the named executive officers, were entitled to exchange such options for a number of shares of restricted stock equal to 75% of the number of shares covered by the exchanged options. The amounts shown in this column for 2001 represent such restricted stock awarded in September 2001. Under Motient's Plan of Reorganization, all shares of restricted stock were cancelled as of May 1, 2002, the effective date of the Plan. On that date, holders of restricted stock received warrants to purchase 0.02613 shares of common stock at a price of $0.01 per share for each vested share of restricted stock held. Holders did not receive anything in exchange for their canceled unvested shares. The warrants will expire May 1, 2004, and will not be exercisable unless and until the average closing price of our common stock for ninety consecutive trading days is equal to or greater than $15.44 per share. The shares of restricted stock issued in the exchange program were to vest according to the vesting schedule of the options that were exchanged, except that no shares of restricted stock vested before May 1, 2002. These shares of restricted stock were to have vested as follows:


            Name                    Total Number of Shares                          Vesting Schedule
            ----                    ----------------------                          ----------------
Walter V. Purnell, Jr.                      357,750                   182,750     shares on March 25, 2002
                                                                       25,000     shares on January 25, 2003
                                                                       12,500     shares on January 27, 2003
                                                                       25,000     shares on January 25, 2004
                                                                      112,500     shares on January 27, 2007

David H. Engvall                            26,250                     13,750     shares on March 25, 2002
                                                                        1,250     shares on April 5, 2002
                                                                        3,750     shares on January 25, 2003
                                                                        2,500     shares on January 27, 2003
                                                                        1,250     shares on April 5, 2003
                                                                        3,750     shares on January 25, 2004

Dennis W. Matheson                          120,073                    72,573     shares on March 25, 2002
                                                                       10,000     shares on January 25, 2003
                                                                        2,500     shares on January 27, 2003
                                                                        2,500     shares on March 23, 2003
                                                                       10,000     shares on January 25, 2004
                                                                       22,500     shares on January 27, 2007

Daniel Croft                                45,000                     33,750     shares on March 25, 2002
                                                                        3,750     shares on January 25, 2003
                                                                        3,750     shares on January 27, 2003
                                                                        3,750     shares on January 25, 2004

Michael Fabbri                              73,875                     46,375     shares on March 25, 2002
                                                                       10,000     shares on January 25, 2003
                                                                        7,500     shares on January 27, 2003
                                                                       10,000     shares on January 25, 2004


As of December 31, 2001, the dollar value of restricted stock held by each of Messrs. Purnell, Engvall, Matheson, Croft, and Fabbri was $150,255, $11,025, $50,431, $18,900 and $31,028 respectively, and the total number of shares of restricted stock held by each of Messrs. Purnell, Engvall, Matheson, Croft and Fabbri was 357,750, 26,250, 120,073, 45,000 and 73,875, respectively.

(3) For 2000 and 2001, the numbers reflect grants of options to purchase shares of common stock under Motient's former stock award plan, which was terminated in conjunction with Motient's Plan of Reorganization in 2002. Under Motient's Plan of Reorganization, all unexercised options outstanding as of May 1, 2002 were cancelled on May 1, 2002, the effective date of the Plan. For 2002, the numbers reflect grants of options to purchase shares of common stock under Motient's 2002 stock option plan. Motient has not granted stock appreciation rights, or SARs.

(4) Mr. Purnell's employment terminated in March 2004.

(5) Mr. Engvall assumed his position in May 2001, and resigned his position in January 2003.

(6) Mr. Matheson assumed his position in March 2000.

(7) Mr. Croft's and Mr. Fabbri's employment terminated in February 2004.

The following table sets forth each grant of stock options made during fiscal year 2002 to each of the named executive officers.


                                        Option/SAR Grants in Last Fiscal Year

                                                   Individual Grants
                            ---------------------------------------------------------------- Potential Realizable
                                                                                            Value at Assumed Annual
                                                                                             Rates of Stock Price
                               Number of       % of Total                                       Appreciation for
                              Securities      Options/SARs                                      Option Term(1)
                              Underlying       Granted to    Exercise or                        --------------
                             Options/SARs      Employees/    Base Price
      Name                      Granted       Fiscal Year     ($/Share)    Expiration Date       5%          10%
      -----                 --------------- --------------- ------------- ----------------- ------------------------
Walter V. Purnell, Jr. (3)      500,000(2)        22.3%         $5.00        May 31, 2012    $1,575,000  $3,985,000
David H. Engvall(4)             120,000(2)         5.3%         $5.00        May 31, 2012    $  378,000  $  956,400
Dennis W. Matheson              120,000(2)         5.3%         $5.00        May 31, 2012    $  378,000  $  956,400
Daniel Croft(5)                 120,000(2)         5.3%         $5.00        May 31, 2012    $  378,000  $  956,400
Michael Fabbri(5)               120,000(2)         5.3%         $5.00        May 31, 2012    $  378,000  $  956,400


(1) Based on actual option term and annual compounding.

(2) One-half of these options become exercisable in three annual installments, vesting at the rate of 33-1/3 % per year for three years. The other one-half of these options become exercisable only upon the attainment of specified operating and performance targets for each of the three fiscal years ending December 31, 2002, 2003 and 2004. The compensation and stock option committee of our board of directors has not yet made a determination regarding whether the 2003 performance criteria were satisfied.

(3) Mr. Purnell's vested options will terminate on June 9, 2004, 90 days after the last day of his employment.

(4) Mr. Engvall's options terminated effective with his resignation in January 2003.

(5) Mr. Croft's and Mr. Fabbri's vested options will terminate on May 18, 2004, 90 days after the last day of their employment.

In March 2003, the board of directors approved a reduction in the exercise price of all of Motient's then-outstanding stock options, including the options described above, from $5.00 per share to $3.00 per share.

The following table sets forth, for each of the named executive officers, the value of unexercised options at fiscal year-end.

             Aggregated Option/SAR Exercises in Last Fiscal Year and
                     Fiscal Year-End Option/SAR Values (1)

                                                                                                Value of Unexercised
                                                                        Number of Securities        in-the-Money
                                                                       Underlying Unexercised      Options/SARs at
                                    Shares                                Options at Fiscal      Fiscal Year-End($)
                                 Acquired on                            Year-End Exercisable/       Exercisable/
             Name                Exercise (#)    Value-Realized ($)         Unexercisable           Unexercisable
             ----                ------------    ------------------         -------------           -------------

Walter V. Purnell, Jr.                --                 --                   0/500,000                  0/0
David H. Engvall                      --                 --                   0/120,000                  0/0
Dennis W. Matheson                    --                 --                   0/120,000                  0/0
Daniel Croft                          --                 --                   0/120,000                  0/0
Michael Fabbri                        --                 --                   0/120,000                  0/0


(1) Motient has not granted SARs.

Change of Control Agreements

Pursuant to the Plan of Reorganization, Motient entered into a change of control agreement, effective May 1, 2002, with each of Messrs. Purnell, Matheson and Engvall and seven other vice presidents of Motient. Under the agreements, each officer is eligible to receive one year of their annual base salary (excluding cash bonus) in the event that both (x) a "change in control" or an anticipated "change in control," as defined in the change of control agreement, has occurred and (y) the employee is terminated or his or her compensation or responsibilities are reduced. The events constituting a "change of control" generally involve the acquisition of greater than 50% of the voting securities of Motient, as well as certain other transactions or events with a similar effect. In July 2002, Mr. Purnell's change of control agreement was superseded by the executive retention agreement described below.

Executive Retention Agreement for Mr. Purnell

On July 16, 2002, we entered into an executive retention agreement with Mr. Purnell, which was amended in connection with the termination of Mr. Purnell's employment in March 2004. Pursuant to the terms of the amended agreement, we will pay Mr. Purnell a severance payment equal to one-half of his base salary through September 2005. Additionally, we agreed to make a lump sum severance payment to Mr. Purnell in September 2005 equal to the other half of his base salary through such period. Mr. Purnell is entitled to receive certain medical benefits until September 2005. As part of these severance arrangements, Mr. Purnell entered into a waiver and release agreement and a non-compete agreement.

Compensation of Directors

Information about compensation of directors appears in Item 10 of this annual report on Form 10-K and is incorporated herein by reference.

2002 Stock Option Plan

Our 2002 stock option plan was adopted by the board of directors on May 31, 2002 and received stockholder approval on July 11, 2002. A total of 2,993,024 shares of common stock have been reserved for issuance under the 2002 stock option plan. Under the 2002 stock option plan, we are authorized to grant options to purchase shares of common stock intended to qualify as incentive stock options, as defined under section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified stock options to any employees, outside directors, consultants, advisors and individual service providers whose participation in the 2002 stock option plan is determined by our compensation and stock option committee to be in our best interests. The term of each stock option is fixed by the board of directors or the compensation committee, and each stock option is exercisable within ten years of the original grant date. Generally, an option is not transferable by the recipient except by will or the laws of descent and distribution. Some change of control transactions, such as a sale of Motient, may cause awards granted under the 2002 stock option plan to vest. As of December 31, 2002, options to purchase 2,993,024 shares of common stock had been authorized under the 2002 stock option plan, of which options to purchase 1,631,025 shares of our common stock were outstanding at December 31, 2002. In March 2003, the board of directors approved a reduction in the exercise price of all of our then-outstanding stock options from $5.00 per share to $3.00 per share.

Compensation and Stock Option Committee Interlocks and Insider Participation

From January 1, 2002 to May 1, 2002, the compensation and stock option committee of Motient's board of directors consisted of Ms. St. John and Messrs. Parrott, Parsons, Purnell and Quartner. During this time, Messrs. Parsons and Purnell were executive officers of Motient. From May 1, 2002 to December 31, 2002, the compensation and stock option committee of Motient's board of directors consisted of Messrs. Singer, Kittner and Stranzl. During this time, none of these individuals were executive officers of Motient.

Mr. Kittner is an advisor and consultant for CTA. During 2002, Motient and/or certain of its subsidiaries were party to certain contracts and/or transactions with CTA. All of these contracts and transactions were approved by Motient's board of directors, and Motient believes that the contracts and transactions were made on terms substantially as favorable to Motient as could have been obtained from unaffiliated third parties. The following is a description of such contracts and transactions. In addition, this section describes the relationship between Steven Singer and one of the lenders under our $12.5 million credit facility. For additional information concerning these relationships, see "Item 13 -- Certain Relationships and Related Transactions."

In May 2002, we entered into a consulting agreement with CTA under which CTA provided consulting services to us. CTA is a consulting and private advisory firm specializing in the technology and telecommunications sectors. Our agreement with CTA had an initial term of three months ending August 15, 2002, and was extended by mutual agreement for several additional terms of two or three months each. For the first three months of the agreement, CTA was paid a flat fee of $60,000 per month, and for the period August 2002 to May 2003, the monthly fee was $55,000. We also agreed to reimburse CTA for CTA's out-of-pocket expenses incurred in connection with rendering services during the term of the agreement.

Beginning in May 2003, the monthly fee was reduced to $39,000. This agreement was modified on January 30, 2004.

In November 2003, CTA was engaged to provide valuation of Motient's equity interest in MSV as of December 31, 2002. CTA was paid $150,000 for this valuation.

On January 30, 2004, Motient engaged CTA to act as chief restructuring entity. The term of CTA's engagement is currently scheduled to end on August 1, 2004. As consideration for this work, we agreed to pay to CTA a monthly fee of $60,000, one-half of which will be paid in cash on a monthly basis and one-half of which will be deferred. The new agreement modifies the consulting arrangement discussed above.

CTA had previously acted as the spectrum and technology advisor to the official committee of unsecured creditors in connection with our Chapter 11 case. CTA received a total of $475,000 in fees for such advice and was reimbursed a total of $4,896 for expenses in connection with the rendering of such advice.

Except for the warrant offered to CTA described below, neither CTA, nor any of its principals or affiliates is a stockholder of Motient, nor does it hold any debt of Motient (other than indebtedness as a result of consulting fees and expense reimbursement owed to CTA in the ordinary course under our existing agreement with CTA). CTA has informed us that in connection with the conduct of its business in the ordinary course, (i) it routinely advises clients in and appears in restructuring cases involving telecommunications companies throughout the country, and (ii) certain of our stockholders and bondholders and/or certain of their respective affiliates or principals, may be considered to be (A) current clients of CTA in matters unrelated to Motient; (B) former clients of CTA in matters unrelated to Motient; and (C) separate affiliates of clients who are (or were) represented by CTA in matters unrelated to Motient.

In July 2002, our board of directors approved the offer and sale to CTA (or affiliates thereof) of a warrant (or warrants) for 500,000 shares of our common stock, for an aggregate purchase price of $25,000. The warrant (or warrants) has an exercise price of $3.00 per share and a term of five years. These warrants were valued at $1.5 million and were recorded as a consultant compensation expense in December of 2002. Certain affiliates of CTA purchased the warrants in December 2002.

In addition, on January 27, 2003, our wholly-owned subsidiary, Motient Communications, closed a $12.5 million term credit agreement with a group of lenders, including several of our existing stockholders. The lenders include Gary Singer, directly or through one or more entities. Gary Singer is the brother of Steven G. Singer, one of our directors serving on the compensation and stock option committee. Steven Singer has, and continues to recuse himself from all discussions of the credit agreement and has abstained from voting on all matters regarding the credit agreement.

Item 12. Stock Ownership Of Certain Beneficial Owners and Management and Related Shareholder Matters.
--------------------------------------------------------------------------------

The following table and the accompanying notes set forth certain information, as of March 10, 2004 (or any other date that is indicated) concerning the beneficial ownership of Motient's common stock by (i) each person who is known by Motient to own beneficially more than five percent of Motient's common stock,
(ii) each director, (iii) each executive officer named in the summary compensation table and (iv) all directors and executive officers as a group. Except as otherwise indicated, each person listed in the table has informed Motient that such person has sole voting and investment power with respect to such person's shares of common stock and record and beneficial ownership with respect to such person's shares of common stock.


                                                                Number of         % of Class
Name of Beneficial Owner                                        Shares (1)            (1)
------------------------                                       -----------            ---
Highland Capital Management, L.P. (2)
13445 Noel Road
Suite 3300
Dallas, TX  75240                                               2,797,014            11.1%

Bay Harbour Management, L.C.  (3)
885 Third Avenue
34th Floor
New York, NY  10022                                             3,217,396            12.8%

George W.  Haywood (4)
c/o Cronin & Vris, LLP
380 Madison Avenue
24th Floor                                                      3,314,500            13.2%
New York, NY 10017

James G.  Dinan (5)
York Capital Management & affiliates
350 Park Avenue
4th Floor                                                       2,593,045            10.3%
New York, NY 10022

John C. Waterfall
c/o Morgens, Waterfall, Vintiadis & Co., Inc. (6)
600 Fifth Avenue                                                2,610,000            10.4%
27th Floor
New York, NY 10020


Directors and Executive Officers
David H. Engvall (7)                                                    0             *
Dennis W. Matheson (8)                                             40,000             *
Christopher W. Downie (9)                                         140,000             *
Walter V. Purnell, Jr.  (10)                                      166,667             *
Daniel Croft (11)                                                  40,000             *
Michael Fabbri (11)                                                40,000             *
Peter D. Aquino                                                         0             *
Gerald S. Kittner                                                       0             *
Steven G. Singer                                                        0             *
Jonelle St. John                                                        0             *
James D. Dondero (2)                                            2,797,014            11.1%
All directors and named executive officers as a group           3,223,681            12.6%
( 11 persons)


* Less than 1% of the outstanding shares.

(1) The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the SEC and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership of common stock includes any shares as to which a person, directly or indirectly, has or shares voting power or investment power and also any shares as to which a person has the right to acquire such voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of shares as to which such person has the right to acquire voting or investment power within 60 days. As used in this report, "voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares. Except as noted, each stockholder listed has sole voting and investment power with respect to the shares shown as beneficially owned by such stockholder.

(2) Highland Capital Management, L.P., Strand Advisors, Inc. and James Dondero are deemed to beneficially own 2,797,014 shares of our common stock, which include 1,155,224 shares owned by Prospect Street High Income Portfolio Inc., 1,082,090 shares owned by Highland Crusader Offshore Partners, L.P., 223,880 shares owned by Highland Legacy, Limited, 223,880 shares owned by Pamco Cayman Limited and 111,940 shares owned by Prospect Street Income Shares Inc. Highland Capital Management is the investment advisor of the above-named entities, and Strand Advisors is the general partner of Highland Capital Management. As such, Highland Capital Management and Strand Advisors has shared voting and investment power over these shares and accordingly is deemed to beneficially own them. Mr. Dondero is the president of Highland Capital Management and the president and a director of Strand Advisors, Inc., Prospect Street High Income Portfolio Inc. and Prospect Street Income Shares Inc. and may be deemed to share voting and investment power with respect to all shares held by the Highland Capital Management entities named above. Mr. Dondero disclaims beneficial ownership of such shares except to the extent of his pecuniary interest. Share ownership is based on a Schedule 13D/A filed with the SEC on October 20, 2003.

 (3)Tower Investment Group, Inc. is a parent holding company of Bay Harbor Management, L.C. Steven A. Van Dyke, Douglas P. Teitelbaum and John D. Stout are controlling stockholders of Tower Investment Group. Tower Investment Group and each of Messrs. Van Dyke, Teitelbaum and Stout have indirect voting and investment power over the shares of common stock owned by Bay Harbour Management. Accordingly, Tower Investment Group and each of Messrs. Van Dyke, Teitelbaum and Stout are deemed to beneficially own these shares.

    Share ownership is based on a Schedule 13G filed with the SEC on February 18, 2004. Each of Bay Harbour 90-1, Ltd and Bay Harbour Partners, Ltd received warrants to purchase 312,500 shares of our common stock in January 2003 upon the closing of a $12.5 million term credit facility. These warrants are fully vested and exercisable.

(4) Does not includes 50,000 shares of our common stock beneficially owned by Mr. Haywood's spouse and 36,000 shares of our common stock beneficially owned by Mr. Haywood's children. Share ownership is based on the latest publicly available information, a Form 4 filed with the SEC on March 2, 2004, 2003.

(5) James G. Dinan beneficially owns the 2,593,045 shares of our common stock, which includes 784,589 shares owned by York Investment Limited, 365,440 shares owned by York Capital Management L.P., 280,800 shares owned by York Select L.P., 169,200 shares owned by York Select Unit Trust, 340,810 shares owned by York Distressed Opportunities Fund, L.P., 427,912 shares owned by York Offshore Investment Unit Trust and 224,288 shares held by certain other funds and accounts over which Mr. Dinan has discretionary investment authority. Mr. Dinan is the senior managing member and holder of a controlling interest in Dinan Management, L.L.C., York Select Domestic Holdings, LLC, York Select Offshore Holdings, LLC, York Offshore Holdings L.L.C. and York Distressed Domestic Holdings, LLC. Mr. Dinan is also a director and holder of a controlling interest in York Offshore Holdings, Limited. York Offshore Holdings is the investment manager of York Investment. Dinan Management is the general partner of York Capital Management. York Select Domestic Holdings is the general partner of York Select. York Select Offshore Holdings is the investment manager of York Select Unit Trust. York Distressed Domestic Holdings is the investment manager of York Distressed Opportunities Fund. York Offshore Holdings is the investment manager of York Offshore Investors. Mr. Dinan is the president and sole shareholder of JGD Management Corp., which manages the other funds and accounts that hold our common stock over which Mr. Dinan has discretionary investment authority. Share ownership is based on a Schedule 13G/A and a Form 3 filed with the SEC on March 10, 2004. York Capital Management, York Investment Limited, York Distressed Opportunities Fund and York Offshore Investors Unit Trust received warrants to purchase 52,500, 118,750, 72,500 and 68,750 shares of our common stock, respectively, in January 2003 upon the closing of a $12.5 million term credit facility. These warrants are fully vested and exercisable.

(6) John C. Waterfall is the president and treasurer of Morgens, Waterfall, Vintiadis & Co., Inc. and beneficially owns 2,610,000 shares of common stock, which includes 200,000 shares of common stock for his own account and 10,000 shares of common stock held in trust for his children. Morgens, Waterfall, Vintiadis & Co. beneficially owns 2,400,000 shares of common stock, which includes 967,200 shares held by Phaeton International (BVI) Ltd., 1,101,600 shares Morgens, the vice president and secretary of Morgens, Waterfall, Vintiadis & Co. beneficially owns 2,410,000 shares of our common stock. Share ownership is based on a Form 3 and a Schedule 13G/A filed with the SEC on March 10, 2004.

(7) Mr. Engvall resigned his position in January 2003.

(8) Comprised of shares underlying stock options that have vested or will vest within 60 days of March 10, 2004.

(9) Comprised of shares underlying options and a warrant that are fully vested and exercisable.

(10) Mr. Purnell's employment terminated on March 11, 2004.

(11) Messrs. Croft and Fabbri's employment terminated on February 18, 2004.

Securities Issued Under Equity Compensation Plans

The following table provides information regarding equity compensation plans under which our equity securities were authorized for issuance as of December 31, 2002.

                      Equity Compensation Plan Information



                                                                                                         Number of
                                                                                                         securities
                                                             Number of                               remaining available
                                                         securities to be                            for future issuance
                                                            issued upon        Weighted-average         under equity
                                                            exercise of       exercise price of      compensation plans
                                                            outstanding         outstanding              excluding
                                                         options, warrants    options, warrants      securities reflected
                                                              and rights          and rights            in column(a))
Plan Category                                                    (a)                (b)                     (c)
-------------                                                    ---                ---                     ---
Equity compensation plans approved by security holders       2,993,024            $5.00(1)               1,361,999

Equity compensation plans not approved by security               0                   0                       0
holders

Total                                                        2,993,024            $5.00(1)               1,361,999


(1) In March 2003, our board of directors approved the reduction in the exercise price of all of the outstanding stock options from $5.00 per share to $3.00 per share.

Item 13.  Certain Relationships and Related Transactions.
---------------------------------------------------------

This section describes agreements and transactions between Motient and one or more of the following: Motorola, XM Ventures, AT&T Wireless, Hughes Electronics Corporation, Hughes Aircraft, Hughes Network Systems, Hughes Space & Communications Company, Baron Capital Partners L.P. and Singapore Telecommunications, Ltd. Each of such other parties, at the time of the transactions or shortly thereafter, held or was affiliated with an entity that held in excess of 5% of our pre-reorganization common stock and/or was then or shortly thereafter affiliated with one or more of our directors. As a result of our reorganization that became effective on May 1, 2002, none of these parties is currently a holder of 5% percent or more of our common stock or affiliated with any of our directors.

This section also describes arrangements with CTA, an entity in which (i) Jared
E. Abbruzzese, a director until June 20, 2003, is the chairman, (ii) Gerald S. Kittner, a Motient director, is an advisor and consultant, (iii) Christopher W. Downie, Motient's executive vice president, chief financial officer and treasurer, was formerly affiliated and (iv) Peter Aquino, a Motient director, is a senior managing director. Additionally, this section describes related party transactions concerning our $12.5 million credit facility.

Motorola Agreement

In connection with our acquisition of ARDIS from Motorola on March 31, 1998, and pursuant to the stock purchase agreement dated as of December 31, 1997, as amended March 31, 1998, Motient, Motorola and Motient's then principal stockholders, Hughes Electronics and AT&T Wireless, agreed to registration rights with respect to Motient, pre-reorganization common stock. Pursuant to the terms of the participation rights agreement entered into on December 31, 1997, Motorola, then a greater than 5% beneficial owner of Motient, was entitled to demand and piggyback registration rights with respect to the shares of pre-reorganization common stock issued to Motorola as part of the ARDIS acquisition. Motorola's registration rights were extinguished under the terms of Motient's Plan of Reorganization.

XM Ventures Agreements

Motient entered into an exchange agreement, dated July 7, 1999, by and among Motient, XM Radio and WorldSpace, Inc., pursuant to which Motient granted certain registration rights, with respect to its pre-reorganization common stock to XM Ventures, formerly a principal stockholder of Motient. These registration rights included the right to demand registration twice and "piggyback" rights to register shares on other registration statements filed by Motient. XM Ventures' registration rights were extinguished under the terms of Motient's Plan of Reorganization.

Pre-reorganization Stockholders' Agreement

Motient and each holder of shares of its pre-reorganization common stock who acquired shares prior to Motient's initial public offering were parties to a stockholders' agreement, amended and restated as of December 1, 1993. The remaining parties to the stockholders' agreement immediately prior to the effectiveness of Motient's reorganization, AT&T Wireless and Hughes Electronics, at that time held approximately 23.5% of our outstanding pre-reorganization common stock on a fully diluted basis. These parties are no longer significant stockholders of Motient. The stockholders' agreement included provisions relating to certain corporate governance matters, as well as the voting and transferability of shares of Motient common stock held by the parties to such agreement, and provisions intended to ensure compliance with applicable laws and FCC regulations. This agreement terminated by its terms upon the disposition of the pre-reorganization common stock by the parties to the agreement in connection with the Plan of Reorganization.

Hughes

Motient's satellite construction contract with Hughes Aircraft required Motient to make ongoing payments to Hughes based on the performance of the satellite after launch. In 1997, Motient and Hughes agreed to reduce the amount of some of these performance payments. Thereafter, Motient raised additional contractual payment issues. As part of the Plan of Reorganization, this contract was terminated, and The Boeing Company, as the successor in interest to Hughes under the contract, received 32,398 shares of common stock in full settlement of all amounts owed by Motient under the contract.

Motient entered into a reseller agreement with Hughes Space & Communications Company, through its Hughes Government Services business unit, whereby Motient agreed to sell its services to Hughes Government Services for resale by Hughes Government Services to federal government subscribers at rates to be established by Hughes Government Services. Like Motient's other government resellers, Hughes Government Services was to set rates and prices for services and equipment, respectively, and would be responsible for billing and collecting amounts due from its customers. For 1999, the total amount of sales to Hughes Government Services were $24,637. There has been little or no activity under this contract. The contract was transferred to MSV in November 2001.

Pre-reorganization Bank Financing Facilities

On November 19, 2001, Motient sold 500,000 shares of XM Radio common stock owned by it for aggregate proceeds of $4.8 million, and used such proceeds to reduce the amount of Motient's reimbursement obligation to the guarantors of its bank financing by this amount. In this transaction, Hughes Electronics received $3.6 million, and each of Baron Capital and Singapore Telecommunications received $0.6 million.

Also on November 19, 2001, Motient delivered all of the remaining 9,257,262 shares of XM Radio common stock owned by it to the guarantors of its bank financing in full satisfaction of the entire remaining amount of Motient's reimbursement obligations to the bank guarantors. Motient delivered 7,108,184 shares to Hughes Electronics, 964,640 shares to Singapore Telecommunications and 1,184,438 shares to Baron Capital. Upon delivery of these shares, the bank guarantors released Motient from all of its remaining obligations to the bank guarantors under the bank financing and the related guarantees and reimbursement and security agreements.

At the time of these transactions, in addition to guaranteeing Motient's obligations under its bank financing agreements, each of Hughes Electronics and Baron Capital owned shares of pre-reorganization common stock of Motient, and each of the three bank guarantors also owned warrants to purchase shares of common stock of Motient. At the time of these transactions, Hughes Electronics owned 6,692,108 shares of common stock and warrants to purchase 4,969,688 shares of common stock, Baron Capital owned 1,286,275 shares of common stock and warrants to purchase 828,281 shares of common stock and Singapore Telecommunications owned warrants to purchase 300,000 shares of common stock.

The following section describes certain historical events and transactions with the lenders and bank guarantors prior to the extinguishment of the bank facilities and the transactions described in the previous paragraphs.

In exchange for the additional risks undertaken by Hughes Electronics, Singapore Telecommunications and Baron Capital in connection with the bank financing facilities, Motient agreed, pursuant to a guaranty issuance agreement dated March 31, 1998, to compensate Hughes Electronics, Singapore Telecom and Baron Capital, principally in the form of one million additional warrants and repricing of 5.5 million warrants previously issued. As originally issued, the warrants had an exercise price of $12.51. Further, in connection with the guarantees, Motient agreed to reimburse Hughes Electronics, Singapore Telecommunications and Baron Capital in the event that any of them were required to make payment under the guarantees and, in connection with this reimbursement commitment, provided Hughes Electronics, Singapore Telecommunications and Baron Capital a junior security interest with respect to the assets of Motient, principally its stockholdings in XM Radio, Motient Holdings and MSV. As a result of these transactions, Hughes Electronics owned warrants to purchase 4,969,688 shares of common stock, and each of Baron Capital and Singapore Telecommunications owned warrants to purchase 828,281 shares of common stock.

Hughes Electronics, Singapore Telecommunications and Baron Capital also obtained certain demand and piggy-back registration rights with regard to the unregistered shares of Motient's common stock held by them or issuable upon exercise of their warrants. Pursuant to the terms of the amended and restated registration rights agreement among Hughes Electronics, Singapore Telecommunications, Baron Capital and Motient, Motient agreed to (i) extend the expiration date for demand registration rights with respect to Hughes Electronics', Singapore Telecommunications' and Baron Capital's existing warrants, (ii) provide registration rights for the warrants issued pursuant to the guaranty issue agreement and (iii) provide registration rights for other restricted securities held by Hughes Electronics, Singapore Telecommunications and Baron Capital. Under the registration rights agreement, Hughes Electronics, Singapore Telecommunications and Baron Capital were entitled to up to three demand registrations with respect to their shares of Motient's common stock, subject to certain registration priorities and postponement rights of Motient. In addition Hughes Electronics, Singapore Telecommunications and Baron Capital were entitled to piggyback registration in connection with any registration of securities by Motient, whether or not for its own account, subject to priorities for sale under the registration rights agreements between Motient and some of its other stockholders. These parties' registration rights were extinguished under the terms of Motient's Plan of Reorganization.

On March 22, 1999, Motient, Hughes Electronics, Singapore Telecommunications and Baron Capital agreed to amend the registration rights agreement to (i) extend the expiration date for exercise of the demand registration rights granted thereunder to March 31, 2007, (ii) clarify that the rights provided in the registration rights agreement are assignable by Hughes Electronics, Singapore Telecommunications and Baron Capital provided that the prospective assignee agrees to become a party to that agreement and (iii) provide one additional demand registration right that may be exercised only by Hughes Electronics or its assignee.

On March 29, 1999, the bank facility guarantors agreed to eliminate certain covenants contained in the guaranty issuance agreement relating to Motient's earnings before interest, depreciation, amortization and taxes and service revenue. In exchange for this waiver, Motient agreed to amend the exercise price of the warrants from $12.51 per share to $7.50 per share. As a result of the automatic application of certain adjustment provisions following the issuance of
7.0 million shares of common stock in Motient's public offering in August 1999, the exercise price of the warrants was further reduced to $7.36 per share, and the warrants became exercisable for an additional 129,246 shares.

On June 29, 2000, Hughes Electronics and Baron Capital, the only bank facility guarantors who still owned warrants as of such date, agreed with Motient to amend the exercise price of the warrants from $7.36 per share to $6.25 per share, in consideration of Hughes Electronics' and Baron Capital's agreements to waive Motient's obligation to prepay a portion of the bank facility guaranteed by Hughes Electronics and Baron Capital in connection with Motient's receipt of certain funds at the time of MSV's formation.

On April 2, 2001, the exercise price of the warrants was further reduced to $1.31 per share, in consideration of Hughes Electronics' and Baron Capital's agreement to consent to Motient's issuance of a $25.0 million note to Rare Medium, which note was secured by a pledge of 3,000,000 shares of common stock of XM Radio owned by Motient. In connection with this waiver and in consideration of Singapore Telecommunications' agreement to consent to such transaction, Motient also agreed to issue a new warrant to Singapore Telecommunications, exercisable for 300,000 shares of Motient common stock, at $1.31 per share.

Communication Technology Advisors LLC

Jared E. Abbruzzese, a director until June 20, 2003, is the chairman of CTA. Gerald S. Kittner, a Motient director, is an advisor and consultant for CTA. Peter D. Aquino, also a Motient director, is a senior managing director of CTA. Christopher W. Downie was formerly affiliated with CTA and is now our executive vice president, chief financial officer and treasurer.

In May 2002, we entered into a consulting agreement with CTA under which CTA provided consulting services to us. CTA is a consulting and private advisory firm specializing in the technology and telecommunications sectors. Our agreement with CTA had an initial term of three months ending August 15, 2002, and was extended by mutual agreement for several additional terms of two or three months each. For the first three months of the agreement, CTA was paid a flat fee of $60,000 per month, and for the period August 2002 to May 2003, the monthly fee was $55,000. We also agreed to reimburse CTA for CTA's out-of-pocket expenses incurred in connection with rendering services during the term of the agreement.

Beginning in May 2003, the monthly fee was reduced to $39,000. This agreement was modified on January 30, 2004.

In November 2003, CTA was engaged to provide valuation of Motient's equity interest in MSV as of December 31, 2002. CTA was paid $150,000 for this valuation.

On January 30, 2004, we engaged CTA to act as chief restructuring entity. The term of CTA's engagement is currently scheduled to end on August 1, 2004. As consideration for this work, Motient agreed to pay to CTA a monthly fee of $60,000, one-half of which will be paid monthly in cash and one-half of which will be deferred. The new agreement amends the consulting arrangement discussed above.

CTA had previously acted as the spectrum and technology advisor to the official committee of unsecured creditors in connection with our Chapter 11 case. CTA received a total of $475,000 in fees for such advice and was reimbursed a total of $4,896 for expenses in connection with the rendering of such advice.

Except for the warrant offered to CTA described below, neither CTA, nor any of its principals or affiliates is a stockholder of Motient, nor does it hold any debt of Motient (other than indebtedness as a result of consulting fees and expense reimbursement owed to CTA in the ordinary course under our existing agreement with CTA). CTA has informed us that in connection with the conduct of its business in the ordinary course, (i) it routinely advises clients in and appears in restructuring cases involving telecommunications companies throughout the country, and (ii) certain of our stockholders and bondholders and/or certain of their respective affiliates or principals, may be considered to be (A) current clients of CTA in matters unrelated to Motient; (B) former clients of CTA in matters unrelated to Motient; and (C) separate affiliates of clients who are (or were) represented by CTA in matters unrelated to Motient.

In July 2002, our board of directors approved the offer and sale to CTA (or affiliates thereof) of a warrant (or warrants) for 500,000 shares of our common stock, for an aggregate purchase price of $25,000. The warrant (or warrants) has an exercise price of $3.00 per share and a term of five years. These warrants were valued at $1.5 million and were recorded as a consultant compensation expense in December of 2002. Certain affiliates of CTA purchased the warrants in December 2002. Christopher W. Downie received a warrant for 100,000 of the 500,000 shares.

Mr. Abbruzzese did not participate in the deliberations or vote of the board of directors with respect to the foregoing matters.

$12.5 Million Credit Facility

On January 27, 2003, our wholly-owned subsidiary, Motient Communications, closed a $12.5 million term credit agreement with a group of lenders, including several of our existing stockholders. For more information regarding the term credit agreement, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Term Credit Facility". The lenders include the following entities or their affiliates: M&E Advisors, L.L.C, Bay Harbour Partners, York Capital, and Lampe

Conway & Co. York Capital is affiliated with James G. Dinan. Bay Harbour Management and James G. Dinan each hold 5% or more of our common stock. The lenders also include Gary Singer, directly or through one or more entities. Gary Singer is the brother of Steven G. Singer, one of our directors.

The table below shows, as of March 10, 2004, the number of shares of Motient common stock beneficially owned by the following parties to the term credit agreement, based solely on filings made by such parties with the SEC:


         Name of Beneficial Owner                     Number of Shares
         ------------------------                     ----------------
         Bay Harbour Management, L.C.                 3,217,396
         James G. Dinan                               2,593,045

Item 14.  Controls and Procedures.
----------------------------------

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

Within 90 days prior to the filing date of this annual report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer (currently our executive vice president, chief financial officer and treasurer), chief financial officer and chief accounting officer (or persons performing such functions), of the effectiveness of our disclosure controls and procedures. Based on this evaluation, we concluded that our disclosure controls and procedures required improvement.

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

     o Fifth, department heads prepare weekly activities reviews, which are shared with the members of the disclosure committee as well as the principal executive officer (currently executive vice president, chief financial officer and treasurer), chief financial officer and corporate controller. These weekly reviews and the bi-quarterly disclosure committee meetings and associated reports are intended to help inform senior management of material developments that affect our business, thereby facilitating consideration of prompt and accurate disclosure.

As a result of these improvements, management believes that its disclosure controls and procedures, though not as mature or as formal as management intends them ultimately to be, are adequate and effective under the circumstances, and that there are no material inaccuracies or omissions in this annual report on Form 10-K. Any issues that arise out of the disclosure controls and procedures described would ultimately be reviewed by Motient's audit committee.

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

While management has moved expeditiously and committed considerable resources to address the identified internal control deficiencies, management has not been able to fully execute all of the salutary procedures and actions it deems desirable. It will take some additional time to realize all of the benefits of management's initiatives, and we are committed to undertaking ongoing periodic reviews of our internal controls to assess the effectiveness of such controls. We believe the effectiveness of our internal controls is improving and we further believe that the financial statements included in this annual report on Form 10-K are fairly stated in all material respects. However, new deficiencies may be identified in the future. Management expects to continue its efforts to improve internal controls with each passing quarter.

Our current auditors, Ehrenkrantz Sterling & Co. LLC, agree with the reportable conditions identified by our management and PricewaterhouseCoopers and have communicated this to our audit committee.


                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
---------------------------------------------------------------------------

1 (a).  The following documents are filed as part of this Form 10-K:

     1) The following consolidated financial statements are included as follows:



                                                                                                               Page

Independent Auditors' Report....................................................................................F-1

Report of KPMG LLP, Independent Auditors to XM Satellite Radio Holdings Inc.....................................F-3

Consolidated Statements of Operations...........................................................................F-4

Consolidated Balance Sheets.....................................................................................F-6

Consolidated Statements of Changes in Stockholders' (Deficit) Equity ...........................................F-7

Consolidated Statements of Cash Flows...........................................................................F-9

Notes to Consolidated Financial Statements.....................................................................F-11

Quarterly Financial Data.......................................................................................F-76



         2.   Financial Statement Schedules

Financial Statement Schedules not included below have been omitted because they are not required or not applicable, or because the required information is shown in the financial statements or notes thereto.

              Schedule I - Valuation and Qualifying Accounts

         3.   Exhibits
         3.1      -        Restated Certificate of Incorporation of the Company (as restated effective
                           May 1, 2002) (incorporated by reference to Exhibit 3.1 of the Company's
                           Amendment No. 2 to Registration Statement on Form 8-A, filed May 1, 2002).

         3.2      -        Amended and Restated Bylaws of the Company (as amended and restated effective May 1,
                           2002) (incorporated by reference to Exhibit 3.1 of the Company's Amendment No. 2 to
                           Registration Statement on Form 8-A, filed May 1, 2002).

         4.1      -        Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the
                           Company's Amendment No. 2 to Registration Statement on Form 8-A, filed May 1, 2002).

         4.2      -        Warrant Agreement between the Registrant and Equiserve Trust Company, N.A., as warrant agent, dated May 1, 2002 (incorporated by reference to Exhibit 4.1 of the Company's
                           Registration Statement on Form 8-A, filed May 1, 2002).

         4.2a     -        Specimen of Warrant Certificate of the Company (incorporated by reference to Exhibit 4.2 of the
                           Company's Registration Statement on Form 8-A, filed May 1, 2002).

         10.1     -        Deed of Lease at Reston, Virginia, dated February 4, 1993 and amended June 21, 1993, between Motient Services Inc. and Trust Company of the West as Trustee (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1
                           (Reg.  No. 33-70468)).

         10.1a    -        Amendment No. 4 to Deed of Lease, dated October 7, 1994, between Motient Services Inc.
                           and Trust Company of the West as Trustee (incorporated by reference to Exhibit 10.20a to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
                           1994 (File No. 0-23044)).

         10.1b    -        Sub-lease Agreement, dated as of November 26, 2001 between Motient Services Inc. and Mobile Satellite
                           Ventures LP (incorporated by reference to Exhibit 10.14b to the Company's Annual Report on Form 10-K
                           for the year ended December 31, 2001 (File No. 0-23044)).

         10.1c    -        Assignment and Assumption of Deed of Lease for Reston Premises, dated November 8, 2001 (incorporated by reference to Exhibit 10.14c to the Company's Annual Report on Form 10-K for the year ended
                           December 31, 2001 (File No. 0-23044)).

         10.2     -        Credit Agreement by and between Motorola Inc. and ARDIS Company dated June 17, 1998
                           (incorporated by reference to Exhibit 10.61 to the Company's Current Report on Form
                           10-Q dated June 30, 1998 (File No. 0-23044)).

         10.2a    -        Amendment No. 2, dated September 1, 2000, to the Credit Agreement, dated as of June 17, 1998, by and between Motorola, Inc. and Motient Communications Company (formerly known as ARDIS Company)
                           (incorporated by reference to Exhibit 10.22a to the Company's Quarterly Report on Form 10-Q for the
                           quarter ended September 30, 2000 (File No. 0-23044)).

         10.2b    -        Assumption, Release, Amendment and Waiver Agreement by and among Motorola, Inc.,
                           Motient Communications Inc. and Motient Communications Company, dated as of December
                           29, 2000 (incorporated by reference to Exhibit 10.22b to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-23044)).

         10.3     -        Investment Agreement dated as of June 22, 2000, by and among the Company, Motient
                           Satellite Ventures LLC, and certain other investors (incorporated by reference to
                           Exhibit 10.41 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                           June 30, 2000 (File No. 0-23044)).

         10.4     -        Asset Sale Agreement between Motient Satellite Ventures LLC and Motient Services Inc.
                           dated as of June 29, 2000 (incorporated by reference to Exhibit 10.42 to the Company's
                           Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 0-23044)).

         10.4a    -        Amendment No. 1, dated as of November 29, 2000, to Asset Sale Agreement, dated as of June 29, 2000, between Motient Satellite Ventures LLC and Motient Services Inc. (incorporated by reference to Exhibit
                           10.42a to the Company's annual report on Form 10-K for the year ended December 31, 2000
                           (File No. 0-23044)).

         10.4b    -        Amended and Restated Asset Sale Agreement, dated as of January 8, 2001, between Mobile Satellite Ventures
                           LLC and Motient Services Inc. (incorporated by reference to Exhibit 10.42b to the Company's annual report on Form 10-K for the year ended December 31, 2000 (File No. 0-23044)).

         10.4c    -        Amendment, dated as of October 12, 2001, to the Amended and Restated Asset Sale Agreement, dated as of January 8, 2001, by and between Motient Services Inc. and Mobile Satellite Ventures LLC
                           (incorporated by reference to Exhibit 10.42c to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2001 (File No. 0-23044)).

         10.5     -        Asset Sale Agreement, dated November 29, 2000, by and among the Company, Motient
                           Services Inc. and Aether Systems, Inc. (incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File
                           No. 0-23044)).

         10.6     -        January 2001 Investment Agreement, dated as of January 8, 2001, by and among the
                           Company, Mobile Satellite Ventures LLC, TMI Communications and Company, Limited
                           Partnership, and the other investors named therein (incorporated by reference to
                           Exhibit 10.48 to the Company's Annual Report on Form 10-K for the year ended
                           December 31, 2000 (File No. 0-23044)).

         10.7     -        Document Standstill and Termination Agreement, dated as of January 8, 2001, by and among the Company, Mobile Satellite Ventures LLC, Motient Services Inc., and certain investors named therein (incorporated by reference to Exhibit 10.50 to the Company's annual report on Form 10-K for the year ended December 31, 2000 (File No. 0-23044)).

         10.7a             - Amended and Restated Document Standstill and Termination Agreement, dated as of October 12, 2001
                           (incorporated by reference to Exhibit 10.50a to the Company's Quarterly Report on Form 10-Q for the
                           quarter ended September 30, 2001 (File No. 0-23044)).

         10.8     -        Amended and Restated Investment Agreement, dated October 12, 2001, by and among
                           Motient Corporation, Mobile Satellite Ventures LLC, TMI Communications and Company,
                           Limited Partnership, and the other investors named therein (incorporated by reference to Exhibit 10.55 to the Company's quarterly report on Form 10-Q for the quarter ended
                           September 30, 2001 (File No. 0-23044)).

         10.9     -        Form of Stockholders' Agreement of Mobile Satellite Ventures GP Inc. (incorporated by reference to Exhibit 10.56 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2001 (File No. 0-23044)).

         10.9a    -        Stockholders' Agreement, dated as of November 26, 2001, of Mobile Satellite Ventures GP Inc.
                           (incorporated by reference to Exhibit 10.56a of the Company's Current Report on Form 8-K dated
                           November 19, 2001 (File No. 0-23044)).

         10.10    -        Form of Limited Partnership Agreement of Mobile Satellite Ventures LP (incorporated by reference to Exhibit 10.57 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2001 (File No. 0-23044)).

         10.11    -        Form of Convertible Note of Mobile Satellite Ventures LP, in the amount of $50.0 million issued to MSV Investors LLC (incorporated by reference to Exhibit 10.58 to the
                           Company's quarterly report on Form 10-Q for the quarter ended September 30, 2001 (File
                           No. 0-23044)).

         10.12    -        Form of Promissory Note of Mobile Satellite Ventures LP, in the amount of $15.0 million issued to Motient Services Inc. (incorporated by reference to Exhibit 10.59 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2001
                           (File No. 0-23044)).

         10.13    -        Registration Rights Agreement between the Company and Highland Capital Management,
                           L.P., and Morgan Stanley Investment Management, dated May 1, 2002 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the
                           quarter ended March 31, 2002) (File No. 0-23044)).

         10.14*   -        Form of Change of Control Agreement for Officers of the Company (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the
                           quarter ended March 31, 2002 (File No. 0-23044)).

         10.15    -        Senior Indebtedness Note of MVH Holdings Inc., in the amount of $19.0 million issued to Rare Medium Group, Inc., dated May 1, 2002 (incorporated by reference to Exhibit
                           10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
                           2002 (File No. 0-23044)).

         10.16    -        Senior Indebtedness Note of MVH Holdings Inc., in the amount of $750,000 issued to
                           Credit Suisse First Boston, dated May 1, 2002 (incorporated by reference to Exhibit
                           10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
                           2002 (File No. 0-23044)).

         10.17    -        Settlement Agreement by and among the Registrant and Rare Medium Group, Inc., dated
                           March 28, 2002 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly
                           Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 0-23044)).

         10.18    -        Form of Warrant to purchase 343,450 shares of the Company's common stock at an exercise price of $3.95 per share issued to Evercore Partners, L.P. (incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the Company's Registration Statement
                           on Form S-1 (File No. 333-87844)).

         10.19    -        Debtors' Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code,
                           dated February 27, 2002 (incorporated by reference to Exhibit 99.2 to the Registrant's
                           Current Report on Form 8-K dated March 4, 2002 (File No. 0-23044)).

         10.20*   -        Motient Corporation 2002 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company's registration statement on Form S-8 (File No. 333-92326)).

         10.21*   -        Form of Stock Option Agreement (incorporated by reference to Exhibit 99.2 to the
                           Company's registration statement on Form S-8 (File No. 333-92326)).

         10.22    -        Form of Warrant to purchase up to 500,000 shares of the Company's common stock at an exercise price of $3.00 per share issued to certain affiliates of Communication
                           Technology Advisors LLC (incorporated by reference to Exhibit 10.22 to the Company's
                           Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

         10.23*   -        Executive Retention Agreement, dated as of July 16, 2002, by and between Walter V.
                           Purnell, Jr.  and the Company (incorporated by reference to Exhibit 10.23 to the
                           Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

         10.24    -        Amended and Restated Term Credit Agreement, dated January 27, 2003, by and among the
                           Company, Motient Communications Inc., Motient Holdings Inc., the Lenders named therein, and M&E Advisors, L.L.C., as Administrative Agent and Collateral Agent (filed herewith).

         10.25    -        Security Agreement, dated as of January 27, 2003, between Motient Communications Inc.
                           and M&E Advisors L.L.C.  as Collateral Agent (filed herewith).

         10.26    -        First Amendment to Security Agreement, dated as of January 30, 2003, between Motient
                           Communications Inc. and M&E Advisors L.L.C.  as Collateral Agent (filed herewith).

         10.27    -        Motient Corporation Share Pledge Agreement, dated as of January 27, 2003, between
                           Motient Corporation and M&E Advisors L.L.C., as Collateral Agent (filed herewith).

         10.28    -        Motient Holdings Share Pledge Agreement, dated as of January 27, 2003, between Motient
                           Holdings Inc. and M&E Advisors L.L.C., as Collateral Agent (filed herewith).

         10.29    -        Form of Warrant to purchase shares of common stock of Motient Corporation issued to lenders under the Amended and Restated Term Credit Agreement dated as of January 27,
                           2003 (filed herewith).

         10.30*   -        Letter amendment to Executive Retention Agreement, dated as of February 10, 2004, by and between Walter V. Purnell, Jr. and the Company (filed herewith).

         10.31    -        Amendment No. 1 to Amended and Restated Term Credit Agreement, dated March 16, 2004, by and among Motient Communications Inc., Motient License Inc., the Required Lenders
                           party thereto, and M&E Advisors, L.L.C., as Administrative Agent and Collateral Agent
                           (filed herewith).

         10.32    -        Omnibus Amendment to SLA Note and Credit Facility, dated as of March 16, 2004, by and among Motient Communications Inc., Motient Corporation, Motient Holdings Inc., Motient
                           Services Inc., and Motorola, Inc. (filed herewith).

          10.33   -        Share Pledge Agreement, dated as of March 16, 2004, by and between Motient
                           Communications Inc. and M&E Advisors, L.L.C. (filed herewith).

         10.34    -        Warrant to purchase shares of common stock of Motient Corporation, issued to lenders under Amendment No. 1 to Amended and Restated Term Credit Agreement, dated March 16,
                           2004 (filed herewith).

         10.35    -        Registration Rights Agreement, dated March 16, 2004, by and between Motient
                           Corporation and M&E Advisors, L.L.C. in its capacity as Administrative and Collateral
                           Agent under Amendment No. 1 to Amended and Restated Term Credit Agreement (filed herewith).

         10.36    -        Collateral Agency, Subordination and Intercreditor Agreement, dated as of March 16,
                           2004, by and among Motient Communications Inc., Motient License Inc., M&E Advisors
                           L.L.C., and Motorola, Inc. (filed herewith).

         10.37    -        Subordinate Motient Communications Share Pledge Agreement, dated as of March 16, 2004, by and between Motient Communications Inc. and Motorola, Inc. (filed herewith).

         21.1     -        Subsidiaries of the Company (filed herewith).

         23.1     -        Consent of Ehrenkrtanz Sterling & Co. LLC (filed herewith)

         23.2     -        Consent of KPMG LLP (filed herewith)

         31.1     -        Certification Pursuant to Rule 13a-14(a)/15d-14(a), of the  Executive Vice President,
                           Chief Financial Officer and Treasurer (principal executive officer) (incorporated by reference to the signature page of this Annual Report on Form 10-K).

         31.2     -       Certification Pursuant to Rule 13a-14(a)/15d-14(a), of the Executive Vice President,
                           Chief Financial Officer and Treasurer (incorporated by reference to the signature page of this Annual Report on Form 10-K).

         32.1     -        Certification Pursuant to 18 U.S.C.  Section 1350, as Adopted Pursuant to Section 906
                           of the Sarbanes-Oxley Act of 2002, of the  Executive Vice President, Chief Financial
                           Officer and Treasurer (principal executive officer)  (incorporated by reference to
                           Exhibit 99.1 filed herewith).

         32.2       -      Certification Pursuant to 18 U.S.C.  Section 1350, as Adopted Pursuant to Section 906
                           of the Sarbanes-Oxley Act of 2002, of the Executive Vice President, Chief Financial
                           Officer and Treasurer (incorporated by reference to Exhibit 99.1 filed herewith).

         99.1       -      Certification Pursuant to 18 U.S.C.  Section 1350, as Adopted Pursuant to Section 906
                           of the Sarbanes-Oxley Act of 2002, of the  Executive Vice President, Chief Financial
                           Officer and Treasurer (principal executive officer)  (filed herewith).

         99.2       -      Certification Pursuant to 18 U.S.C.  Section 1350, as Adopted Pursuant to Section 906
                           of the Sarbanes-Oxley Act of 2002, of the Executive Vice President, Chief Financial
                           Officer and Treasurer (incorporated by reference to Exhibit 99.1 filed herewith).



         ----------------------------------


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

                  On July 29, 2003, the Company filed a Current Report on Form 8-K, in response to Item 5, reporting certain director resignations and elections.

                  On August 6, 2003, the Company filed a Current Report on Form 8-K, in response to Item 5, to report a recent transaction with Nextel and to provide an update on the status of its periodic SEC reports.

                  On November 4, 2003, the Company filed a Current Report on Form 8-K, in response to Item 5, to report an update of recent transaction with Nextel, to report the loss of its largest customer, UPS, and to provide an update on the status of its periodic SEC reports.

                  On December 11, 2003, the Company filed a Current Report on Form 8-K, in response to Item 5, to report a recent transaction with Nextel.

                  On February 13, 2004, the Company filed a Current Report on Form 8-K, in response to Item 5, to report that the termination of employment of Walter V. Purnell, Jr. as the Company's president and chief executive officer, and to provide an update on the status of its periodic SEC reports.

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

                                  Certification

         The undersigned, in his capacity as the Executive Vice President, Chief Financial Officer and Treasurer of Motient Corporation, being the principal executive officer and the principal financial officer, as the case may be, provides the following certifications required by 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Certification of Executive Vice President, Chief Financial Officer and Treasurer

         I, Christopher W. Downie, hereby certify that:

         1. I have reviewed this annual report on Form 10-K of Motient Corporation, a Delaware corporation (the "Company");

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;

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

                  (b) Evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of a date within 90 days prior to the filing date of this annual report; and

                  (d) Disclosed in this report any change in the Company's internal control over financial reporting that occurred during the Company's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and

         5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

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

                                       /s/ Christopher W. Downie
                                       ----------------------------------------
                                       Executive Vice President, Chief Financial
                                       Officer and Treasurer

                                       Date:March 19, 2004

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          MOTIENT CORPORATION


                           By     /s/ Christopher W. Downie
                                  -------------------------------
                                  Christopher W. Downie
                                  Executive Vice President
                                  Chief Financial Officer and Treasurer

                                  Date: March 19, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Christopher W. Downie        Executive Vice President, Chief Financial      March 19, 2004
-------------------------------  Officer and Treasurer
Christopher W. Downie            (principal executive, financial and
                                 accounting officer)

/s/ Peter D. Aquino              Director                                       March 19, 2004
-------------------------------
Peter D. Aquino

/s/ Steven G. Singer             Chairman of the Board                          March 19, 2004
-------------------------------
Steven G. Singer

/s/ Jonelle St. John             Director                                       March 19, 2004
-------------------------------
Jonelle St. John

                                 Director                                       March 19, 2004
-------------------------------
Gerald S. Kittner

/s/ James D. Dondero             Director                                       March 19, 2004
-------------------------------
James D. Dondero




                          INDEX TO FINANCIAL STATEMENTS

                      MOTIENT CORPORATION AND SUBSIDIARIES


Independent Auditors' Report            .................................................................        F-1

Report of KPMG LLP, Independent Auditors to XM Satellite Radio Holdings, Inc. ...........................        F-3

Consolidated Statements of Operations   .................................................................        F-4

Consolidated Balance Sheets             .................................................................        F-6

Consolidated Statements of Changes in Stockholders' (Deficit) Equity ....................................        F-7

Consolidated Statements of Cash Flows   .................................................................        F-9

Notes to Consolidated Financial Statements ..............................................................       F-11

Quarterly Financial Data                .................................................................       F-76


                          Independent Auditors' Report


To the Board of Directors and Stockholders of Motient Corporation:

We have audited the accompanying consolidated balance sheets of Motient Corporation (a Delaware Corporation) and Subsidiaries (together the "Company") as of December 31, 2002 (Successor Company) , 2001 (Predecessor Company) and 2000 (Predecessor Company), and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the eight months ended December 31, 2002 (Successor Company), the four months ended April 30, 2002 (Predecessor Company) and the years ended December 31, 2001 and 2000 (Predecessor Company). Our audit also included the financial statement schedule listed in the index at Item 15 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of XM Satellite Radio Holdings Inc. and subsidiaries (together "XM Radio"), the investment in which is reflected in the accompanying consolidated financial statements using the equity method of accounting for the year ended December 31, 2001 and consolidated in December 31, 2000. The investment in XM Radio represents 0 percent of total assets at December 31, 2001, and the equity in XM Radio's net loss represents 0 percent of consolidated net losses in 2001. The investment in XM Radio represents 79 percent of consolidated total assets at December 31, 2000 and 0 percent of consolidated total revenues in 2000. XM Radio's financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for XM Radio, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Motient Corporation and Subsidiaries as of December 31, 2002 (Successor Company) and December 31, 2001 and 2000 (Predecessor Company) and the results of their operations and their cash flows for the eight months ended December 31, 2002 (Successor Company) each of the two years in the period ended December 31, 2001 (Predecessor Company) and the four months ended April 30, 2002 (Predecessor Company), in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the United States Bankruptcy Court for the Eastern District of Virginia confirmed the Company's Plan of Reorganization on April 26, 2002 and the Company emerged from Bankruptcy. In connection with its emergence from Bankruptcy, the Company adopted fresh start accounting as of May 1, 2002. In accordance with the requirements of fresh start accounting, the Successor Company has been accounted for as a new entity with assets, liabilities and a capital structure having carrying values not comparable with any prior periods of the Predecessor Company.

As disclosed in Note 2 to the consolidated financial statements, in fiscal year 2001 the Company changed its method of accounting for revenue recognition in accordance with guidance provided in Securities and Exchange Commission Staff Accounting Bulletin No.101, "Revenue Recognition in Financial Statements."

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and will require significant additional funds before it begins to generate cash in excess of its operating expenses, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Ehrenkrantz Sterling & Co., LLC
Livingston, NJ
March 17, 2004

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

                                  /s/ KPMG LLP

McLean, VA
January 23, 2002

                      Motient Corporation and Subsidiaries
                      Consolidated Statements of Operations
                  For the Eight Months Ended December 31, 2002,
                      The Four Months Ended April 30, 2002
                 and the Years Ended December 31, 2001 and 2000
                     (in thousands, except per share data)

                                                                  Successor
                                                                   Company                 Predecessor Company
                                                                   -------                 -------------------

                                                                  Eight Months  Four Months   (Restated)     (Restated)
                                                                     Ended         Ended      Year Ended     Year Ended
                                                                  December 31,   April 30,    December 31,  December 31,
                                                                      2002          2002          2001           2000
                                                                      ----          ----          ----           ----
         REVENUES
            Services and related revenues                         $  35,501     $  16,809     $  68,063      $  71,615
            Sales of equipment                                        1,116         5,564        22,202         24,141
                                                                      -----         -----        ------         ------
                Total revenues                                       36,617        22,373        90,265         95,756
                                                                     ------        ------        ------         ------
         COSTS AND EXPENSES
            Cost of services and operations (exclusive of            38,141        21,909        73,064         75,853
               depreciation and amortization)
            Cost of equipment sold (exclusive of depreciation         2,226         5,980        34,116         29,241
               and amortization)
            Sales and advertising                                     4,825         4,287        22,618         36,585
            General and administrative                                9,691         4,130        20,543         98,179
            Restructuring charges                                        25           584         4,739             --
            Depreciation and amortization                            15,509         6,913        32,408         38,812
                                                                     ------         -----        ------         ------
            Total Costs and Expenses                                 70,417        43,803       187,488        278,670
                                                                     ------        ------       -------        -------

                Operating loss                                      (33,800)      (21,430)      (97,223)      (182,914)
                                                                    --------      --------      --------      ---------

            Interest and other income (expense)                         (89)          145         1,128         31,379
            Interest expense                                         (1,910)       (1,850)      (61,675)       (62,455)
            Other income from Aether/MSV                              1,017         1,125            --             --
            Gain (loss) on disposal of assets                        (2,116)         (591)           67             --
            Gain (loss) on sale of transportation and                   385           372        23,201          8,931
               satellite assets
            Gain on Rare Medium Note call option                         --            --         1,511             --
            Rare Medium merger costs                                     --            --        (4,054)            --
            XM Radio equity investment impairment charge                 --            --       (81,467)            --
            Gain on convertible note payable to related party            --            --            --         36,779
            Minority interest                                            --            --            --         33,429
            Equity in losses of XM Radio and MSV                    (22,273)       (1,909)      (48,488)            --
                                                                    --------       -------      --------      --------
            Income (loss) before reorganization items               (58,786)      (24,138)     (267,000)      (134,851)
                                                                    --------      --------     ---------      ---------
            Reorganization items:
            Costs associated with debt restructuring                   (772)      (22,324)       (1,254)            --
            Gain (loss) on extinguishment of debt                        --       183,725        (1,243)        (3,035)
            Gain on fair market adjustment of                            --        94,715            --             --
               assets/liabilities

            (Loss) income before income taxes                       (59,558)      231,978      (269,497)      (137,886)
                                                                    --------      -------      ---------      ---------
            Income tax provision                                         --            --            --             --
                                                                         --            --            --             --

            Net (loss) income before cumulative effect of          $(59,558)     $231,978     $(269,497)     $(137,886)
            accounting change                                      ---------     --------     ----------     ----------

            XM Radio Preferred Stock Dividend Requirement                --            --            --         (5,081)
            XM Radio Beneficial Conversion                               --            --            --        (44,438)
                                                                   ---------    ---------     ----------     ---------
            Net (Loss) income attributable to common
            shareholders before cumulative effect of               $(59,558)     $231,978     $(269,497)     $(187,405)
            accounting change                                      =========     ========     ==========     ==========

            Cumulative effect of change in accounting                    --            --            --         (4,677)
            principle                                              ---------     --------      ---------       --------

            Net (loss) income attributable to common               $(59,558)     $231,978     $(269,497)     $(192,082)
            shareholders                                           =========     ========     ==========     ==========

            Net (loss) income attributable to common
               shareholders before cumulative effect of accounting
               change                                                $(2.37)         $3.98       $(5.27)       $(3.79)
                                                                     =======         =====       =======       =======
            Cumulative effect of change in accounting                    --            --            --         (0.10)
            principle                                                -------         -----       -------       -------
            Net (loss) income attributable to common                 $(2.37)         $3.98       $(5.27)       $(3.89)
            shareholders                                             =======         =====       =======       =======

            Weighted-Average Common Shares Outstanding -             25,097         58,251       51,136        49,425
            basic and diluted

            Net (loss) income attributable to common shareholders - Basic and diluted

   The accompanying notes are an integral part of these consolidated financial statements.

                      Motient Corporation and Subsidiaries
                           Consolidated Balance Sheets
                     as of December 31, 2002, 2001 and 2000
                 (in thousands, except share and per share data)

                                                                                              Successor    Predecessor  Predecessor
                                                                                                Company       Company      Company
                                                                                                  2002         2001         2000
                                                                                                  ----         ----         ----
                                                                                                            (Restated)   (Restated)
        ASSETS                                                                                              ----------   ----------
        CURRENT ASSETS:
           Cash and cash equivalents (including $224,903 in 2000 related to XM Radio)          $  5,840      $ 33,387   $  227,423
           Accounts receivable-trade, net of allowance for doubtful accounts of  $1,003 at
           December 31, 2002, $964 at December 31, 2001 and $1,317
           at December 31, 2000                                                                   9,339        11,491       14,421
           Inventory                                                                              1,077         6,027       16,054
           Due from Mobile Satellite Ventures LP, nt                                                234           521          502
           Deferred equipment costs                                                               2,755        13,662       16,173
           Other current assets                                                                   6,796        16,566       31,095

           Restricted cash and short-term investments (including $85,277 in 2000 related to
           XM Radio)                                                                                604            --      115,986
                                                                                               --------      --------    ---------
              Total current assets                                                               26,645        81,654      421,654

        PROPERTY AND EQUIPMENT, net                                                              46,405        64,001      175,706
        XM RADIO SYSTEM UNDER CONSTRUCTION                                                           --            --      800,482
        FCC LICENSES AND OTHER INTANGIBLES, net                                                  94,921        51,631       62,468
        INVESTMENT IN AND NOTES RECEIVABLE FROM MSV                                              32,493        30,126           --
        RESTRICTED INVESTMENTS (including $65,889 in 2000 related to XM Radio)                       --            --       77,106
        DEFERRED CHARGES AND OTHER ASSETS                                                         1,757        13,053       34,620
                                                                                                  -----        ------       ------
              Total assets                                                                     $202,221      $240,465   $1,572,036
                                                                                               ========      ========   ==========

        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
        CURRENT LIABILITIES:
           Accounts payable and accrued expenses                                               $ 13,040      $ 50,274    $ 106,882
           Deferred equipment revenue                                                             2,861        13,662       16,173

           Deferred revenue and other current liabilities (including $7,300 in 2000 related
           to MSV)                                                                                5,308        12,054       15,660
           Senior Notes, net of discount                                                             --       329,371           --
           Rare Medium note payable                                                                  --        26,910           --
           Obligations under capital leases, current                                              3,031         8,691        4,590
           Vendor financing commitment, current                                                   1,020            --        4,246
           Deferred trade payables, current                                                          --            --        2,212
                                                                                              ---------     ---------        -----
              Total current liabilities                                                          25,260       440,962      149,763
        LONG-TERM LIABILITIES:
           Notes payable, including accrued interest thereon                                     20,943            --           --
           Senior Notes, net of discount                                                             --            --      328,474
           Senior Secured Notes of XM Radio, net of discount                                         --            --      261,298
           Obligations Under Bank Financing                                                          --            --      111,250
           Capital lease obligations, net of current portion                                      3,219           257        9,230
           Vendor financing commitment, net of current portion                                    4,927         3,316        4,246
           Other long-term liabilities                                                            4,824        27,079       38,878
                                                                                                  -----        ------       ------
              Total long-term liabilities                                                        33,913        30,652      753,376
                                                                                                 ------        ------      -------
              Total liabilities                                                                  59,173       471,614      903,139
                                                                                                 ------       -------      -------
        MINORITY INTEREST                                                                            --            --      648,313
        STOCKHOLDERS' EQUITY (DEFICIT):
        Preferred Stock; par value $0.01; authorized 5,000,000 shares and no shares                  --            --           --
        outstanding at December 31, 2002; authorized 200,000 shares in 2000 and 2001 and no shares outstanding in 2000 and 2001
        Common Stock; voting, par value $0.01; authorized 100,000,000 shares; 25,097,256
        shares issued and outstanding at December 31, 2002 and; authorized 150,000,000;             251           557          495
        55,717,257 shares issued and outstanding in 2001 and; authorized 150,000,000;
        49,539,222 shares issued and outstanding in 2000
        Additional paid-in capital                                                              197,814       988,355      984,532
        Deferred stock compensation                                                                  --         (433)      (1,327)
        Common stock purchase warrants                                                            4,541        93,730       92,249
        Unamortized guarantee warrants                                                               --           --      (11,504)
        Accumulated deficit                                                                     (59,558)   (1,313,358) (1,043,861)
                                                                                               --------    -----------  ----------
        STOCKHOLDERS' EQUITY (DEFICIT)                                                          143,048      (231,149)      20,584
                                                                                                -------      ---------      ------
        Total liabilities, and stockholders' equity (deficit)                                  $202,221      $240,465   $1,572,036
                                                                                               ========      ========   ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                      Motient Corporation and Subsidiaries
      Consolidated Statements of Changes In Stockholders' Equity (Deficit)
                  For the Eight Months Ended December 31, 2002,
                      the Four Months Ended April 30, 2002
      and the Years Ended December 31, 2001 (Restated) and 2000 (Restated)
                             (dollars in thousands)

                                                                                             Common
                                                     Common Stock    Additional Deferred     Stock   Unamortized
                                                               Par    Paid-In     Stock     Purchase Guarantee   Accumulated
                                                     Shares   Value   Capital  Compensation Warrants  Warrants    Deficit     Total
                                                     ------   -----   -------  ----------   --------  --------    -------     -----

Predecessor Company
-------------------
BALANCE, December 31, 1999                     48,539,316      $485  $845,217     $(6,536)  $63,290  $(18,384)  $(901,298) $(17,226)
Change in accounting  principle (See Note 2)           --        --        --          --        --        --      (4,677)   (4,677)
                                               ----------  --------  --------     -------   -------  --------   ---------   -------
BALANCE, December 31, 1999, as restated        48,539,316       485   845,217      (6,536)   63,290   (18,384)   (905,975)  (21,903)
  Common Stock issued under the 401(k)
  Savings & Stock Purchase Plan                    87,717         1     1,551          --        --        --          --     1,552
  Common  Stock  issued for exercise of stock
  options and award of bonus stock                403,467         4     4,445          --        --        --          --     4,449
  Common  Stock  issued for exercise of Stock
  Purchase Warrants                               558,722         6     8,349          --    (7,611)       --          --       744
  Cancellation of Restricted Stock                (50,000)       (1)   (1,052)      1,053        --        --          --        --
  Change in deferred compensation on                   --        --    (4,074)      4,156        --        --          --        82
  non-cash compensation
  Compensatory stock options issued to employees       --        --       551          --        --        --          --       551
  Reduction of Guarantee Warrants for
  extinguishment of debt                               --        --        --          --        --     2,390          --     2,390
  Amortization of Guarantee Warrants                   --        --        --          --        --     5,842          --     5,842
  Issuance of MSV investors' option to
  convert into Motient Common Stock                    --        --        --          --    30,368        --          --    30,368
  Capital  gain in  connection  with  sale of
  stock by XM Radio                                    --        --   129,545          --        --        --          --   129,545
  Guarantee Warrants revaluation                       --        --        --          --     1,352    (1,352)         --        --
  Issuance of Common Stock Purchase Warrants           --        --        --          --     4,850        --          --     4,850
  Net Loss                                                       --        --          --        --        --    (137,886) (137,886)
                                               ------------------------------------------------------------------------------------
BALANCE, December 31, 2000                     49,539,222       495   984,532      (1,327)   92,249   (11,504) (1,043,861)   20,584
  Common   Stock   issued  under  the  401(k)
  Savings & Stock Purchase Plan                 3,006,756        30     1,475          --        --        --          --     1,505
  Common  Stock  issued for exercise of stock
  options and award of bonus stock                  2,015        --         1          --        --        --          --         1
  Common  Stock  issued for exercise of Stock      38,228        --       845          --      (845)       --          --        --
  Purchase Warrants
  Capital Gain in connection with sale of              --        --    12,883                    --        --          --    12,883
  stock by MSV                                                                         --
  Change  in  deferred  compensation  on               --        --       539       1,048        --        --          --     1,587
  non-cash compensation
  Cancellation of restricted stock                (88,200)       --      (264)        264        --        --          --        --
  Reduction of Guarantee Warrants for                  --        --        --          --        --     8,837          --     8,837
  extinguishment of debt
  Compensatory stock options issued to                 --        --       138          --        --        --          --       138
  employees
  Amortization of Guarantee Warrants                   --        --        --          --        --     4,993          --     4,993
  Loss in  connection  with  sale of stock by          --        --   (12,180)         --        --        --          --   (12,180)
  XM Radio
  Guarantee Warrants revaluation                       --        --        --          --     2,326    (2,326)         --        --
  Issuance of Restricted Stock                  3,219,236        32       386        (418)       --        --          --        --
  Net Loss                                             --        --        --          --        --        --    (269,497) (269,497)
                                                 ----------------------------------------------------------------------------------

                                               -------------------------------------------------------------------------------------
BALANCE, December 31, 2001                     55,717,257       557   988,355        (433)   93,730        --  (1,313,358) (231,149)
  Common Stock issued under the 401(k)
  Savings & Stock Purchase Plan                 2,718,041        27       176          --        --        --          --       203
  Change in deferred compensation  on
  non-cash compensation                                --        --        --          97        --        --          --        97
  Net Income - Predecessor Company                     --        --        --          --        --        --     231,978   231,978
  Balance before fresh-start-Predecessor       58,435,298      $584  $988,531       $(336)  $93,730        -- $(1,081,380)   $1,129
  Company                                      ----------      ----  --------      ------   -------        --  ----------    ------



  Successor Company
  -----------------
  Issuance of New Equity through bankruptcy    25,097,256      $251  $197,814          --        --        --          --  $198,065

  Issuance of Common Stock Warrants                    --        --        --          --     1,948        --          --     1,948
  Issuance of Common Stock Warrants                    --        --        --          --     1,129        --          --     1,129

                                               ------------------------------------------------------------------------------------
BALANCE, April 30, 2002                        25,097,256       251   197,814          --     3,077        --          --   201,142

  Issuance of Warrants                                 --        --        --          --     1,464        --          --     1,464
  Net Loss                                             --        --        --          --        --        --     (59,558)  (59,558)

                                               ------------------------------------------------------------------------------------
BALANCE, December 31, 2002                     25,097,256      $251  $197,814          --    $4,541        --    $(59,558) $143,048


        The accompanying notes are an integral part of these consolidated financial statements.

                      Motient Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                  For the Eight Months Ended December 31, 2002,
                    the Four Months Ended April 30, 2002 and
                   the Years Ended December 31, 2001 and 2000
                                 (in thousands)

                                                                  Successor
                                                                    Company                  Predecessor Company
                                                                    -------     ---------------------------------------------

                                                                 Eight Months     Four Months    (Restated)      (Restated)
                                                                     Ended           Ended       Year Ended      Year Ended
                                                                 December 31,      April 30,    December 31,    December 31,
                                                                     2002            2002           2001            2000
                                                                     ----            ----           ----            ----
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income before cumulative effect of accounting        $(59,558)         $231,978     $(269,497)      $(137,886)
  change
  Adjustments to reconcile net (loss) income to net cash
  (used in) provided by operating activities:
     Amortization of Guarantee Warrants and debt related costs          --             5,629        11,499          11,994
     Depreciation and amortization                                  15,509             6,913        32,408          38,812
     Provision for inventory write-downs                                --                --         7,891           4,623
     Equity in loss of XM Radio and MSV                             22,319             1,909        48,488              --
     (Gain) loss on disposal of assets                               2,116               591           (67)             --
     Impairment loss on XM Radio common stock held for sale             --                --        81,467              --
     (Gain) on Rare Medium Note call option                             --                --        (1,511)             --
     Gain on sale of transportation assets                            (385)             (372)      (23,201)         (8,931)
     Gain on note payable to related party                              --                --            --         (36,779)
     (Gain) loss on extinguishment of debt                              --          (183,725)        1,243           3,035
     Fresh-Start valuation and other non-cash adjustments               --           (94,715)           --              --
     Non cash stock compensation                                        --                --         1,150           3,296
     Minority interest                                                  --                --            --         (33,429)
     Changes in assets and liabilities, net of acquisitions
     and dispositions:
      Inventory                                                      2,765            (2,167)       (1,118)         (2,389)
      Accounts receivable-- trade                                      782             1,370           462           1,388
      Other current assets                                           4,263            15,833        10,764         (15,074)
      Accounts payable and accrued expenses                           (217)            7,619       (10,327)         14,523
      Accrued interest                                               1,193             1,320        20,810              31
      Deferred trade payables                                           --                --        (2,212)         (2,455)
      Deferred revenue and other deferred items                      2,305            (6,729)       (7,097)         24,020
                                                                     -----            -------       -------         ------
     Net cash (used in) provided by operating activities            (8,908)          (14,546)      (98,848)       (135,221)
                                                                    -------          --------      --------       ---------
  CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sale of assets                                     616                --            --              --
      Proceeds from sale of satellite assets to MSV                     --                --        42,500              --
      Proceeds from sale of transportation assets                      385               372        10,000          20,000
      Proceeds (purchase) of restricted investments                   (604)               --        11,307          (2,906)
      Proceeds from the sale of XM Radio common stock                   --                --        38,289              --
      Purchase of restricted investments by XM Radio                    --                --            --        (106,338)
      Receipt of Senior Note Interest from escrow                       --                --        20,503          41,006
      Investment in MSV                                               (957)               --            --              --
      (Purchase)/maturity of short term investments by XM Radio         --                --            --          69,472
      System under construction by XM Radio                             --                --            --        (414,889)
      Proceeds from MSV Asset Purchase Agreement                        --                --            --           7,718
      Other XM Radio investing activities                               --                --            --         (56,268)
      Additions to property and equipment                             (613)             (494)      (13,751)        (73,564)
                                                                      -----             -----      --------       --------
      Net cash (used in) provided by investing activities           (1,173)             (122)      108,848        (515,769)
                                                                    -------             -----      -------        ---------
  CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of equity securities                       --                17           354          5,614
      Proceeds from Rare Medium note                                    --                --        50,000             --
      Proceeds from issuance of equity securities-XM Radio              --                --            --         456,529
      Proceeds from Senior Secured Notes and Stock Purchases
      Warrants issued by XM Radio                                       --                --            --         322,889
      Principal payments under capital leases                       (1,425)           (1,273)       (3,582)         (3,467)
      Principal payments under vendor financing                         --                --        (5,176)         (2,957)
      Repayment from Term Loan                                          --                --       (25,500)        (36,000)
      Proceeds from Bank Financing                                      --                --         6,000          62,250
      Proceeds from issuance of conversion option to MSV investors      --                --            --          30,368
      Debt issuance costs and other charges                           (117)               --        (1,229)         (8,287)
                                                                      -----               --        -------         ------




  Net cash provided by (used in) financing activities               (1,542)           (1,256)       20,867         826,939
                                                                    -------           -------       ------         -------
  Net (decrease) increase in cash and cash equivalents             (11,623)          (15,924)       30,867         175,949
                                                                   --------          --------       ------         -------
  CASH AND CASH EQUIVALENTS, beginning of period                    17,463            33,387       227,423          51,474
     Less XM Radio cash included in 2000 consolidated cash
     total                                                              --                --       224,903              --
                                                                                                   =======
  CASH AND CASH EQUIVALENTS, end of period                          $5,840           $17,463       $33,387        $227,423
                                                                    ======           =======       =======        ========

        The accompanying notes are an integral part of these consolidated financial statements.

                      MOTIENT CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


1.  ORGANIZATION AND GOING CONCERN

Motient Corporation (with its subsidiaries, "Motient" or the "Company") provides two-way mobile communications services principally to business-to-business customers and enterprises. Motient serves a variety of markets including mobile professionals, telemetry, transportation and field service. Motient provides its eLinkSM brand two-way wireless email services to customers accessing email through corporate servers, Internet Service Providers, Mail Service Provider accounts and paging network service providers. Motient also offers BlackBerry TM by Motient, a wireless email solution developed by Research In Motion Ltd. ("RIM") and licensed to operate on Motient's network. BlackBerry TM by Motient is designed for large corporate accounts operating in a Microsoft Exchange or Lotus Notes environment. The Company considers the two-way mobile communications service described in this paragraph to be its core wireless business.

Motient is devoting its efforts to expanding its core wireless business, while also focusing on cost-cutting efforts. These efforts involve substantial risk. Future operating results will be subject to significant business, economic, regulatory, technical and competitive uncertainties and contingencies. Depending on their extent and timing, these factors, individually or in the aggregate, could have an adverse effect on the Company's financial condition and future results of operations. In recent periods, certain factors have placed significant pressures on Motient's financial condition and liquidity position. These factors also have restrained Motient's ability to accelerate revenue growth at the pace required to enable it to generate cash in excess of its operating expenses. These factors include competition from other wireless data suppliers and other wireless communications providers with greater resources, cash constraints have limited Motient's ability to generate greater demand, unanticipated technological and development delays and general economic factors. Motient's results in recent periods, including the period covered by this report, have also been hindered by the downturn in the economy and capital markets. These factors contributed to the Company's decision in January 2002 to file a voluntary petition for reorganization under Chapter 11 of the United States Federal Bankruptcy Code. Motient's Plan of Reorganization was confirmed on April 26, 2002 and became effective on May 1, 2002. Please see Note 2 ("Significant Accounting Policies -- Motient's Chapter 11 Filing and Plan of Reorganization and "Fresh-start" Accounting") below.

For a discussion of certain significant recent developments and trends in Motient's business after the end of the period covered by this report, please see Note 16 ("Subsequent Events"). As discussed in more detail in Note 2 ("Significant Accounting Policies"), the 2000 and 2001 comparative financial statements provided herein have been restated and have been audited by the Company's current independent accounting firm, Ehrenkrantz Sterling & Co. LLC.

The financial results for the years ended December 31, 2001 and 2000 and the financial results for the period January 1, 2002 to April 30, 2002 are herein referred to as Predecessor Company results and the financial results for the period May 1, 2002 to December 31, 2002 included herein are referred to as Successor Company results. Due to the effects of the "fresh-start" accounting, results for the periods defined above are not comparable to periods beginning after May 1, 2002. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.


XM Radio

XM Radio was incorporated on December 15, 1992 for the purpose of procuring a digital audio radio service license. During 2000, XM Radio management had devoted its time primarily to securing financing and constructing its satellite system. XM Radio launched its first satellite on March 18, 2001. XM Radio did not generate revenues for the period ended December 31, 2000 and planned principal operations did not commence as of December 31, 2000. The operations and financing of XM Radio, a public company, are maintained separate and apart from the operations and financing of Motient.

As of December 31, 2000, Motient had an equity interest of approximately 33.1% (or 21.3% on a fully diluted basis) in XM Satellite Radio Holdings Inc. ("XM Radio"), a public company that launched its satellite radio service at the end of 2001, and Motient controlled XM Radio through its board of director membership and common stock voting rights. As a result, all of XM Radio's results for the period from July 7, 1999 (the date Motient acquired 100% voting interest of XM Radio) through December 31, 2000 have been included in its consolidated financial statements. Prior to July 7, 1999, Motient's investment in XM Radio was accounted for pursuant to the equity method of accounting. In January 2001, pursuant to FCC approval authorizing Motient to relinquish control of XM Radio, the number of directors appointed by the Company to XM Radio's Board of Directors was reduced to less than 50% of XM Radio directors, and the Company converted a portion of its super-voting Class B Common Stock of XM Radio to Class A Common Stock. As a result, the Company ceased to control XM Radio.

Throughout 2001, Motient disposed of its equity interest in XM Radio, and as of November 19, 2001, Motient did not hold any interest in XM Radio. For the period from January 1, 2001 through November 19, 2001, the Company accounted for its investment in XM Radio pursuant to the equity method of accounting.


Mobile Satellite Ventures LP

On June 29, 2000, the Company formed a joint venture subsidiary, Mobile Satellite Ventures LP (formerly known as Mobile Satellite Ventures LLC) ("MSV"), in which it owned, until November 26, 2001, 80% of the membership interests, in order to conduct research and development activities. In June 2000, the other 20% interest in MSV was purchased by three investors unrelated to Motient. The minority investors had certain participating rights which provided for their participation in certain business decisions that were made in the normal course of business; therefore, in accordance with EITF No 96-16, "Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights", the Company's investment in MSV has been recorded for all periods presented in the consolidated financial statements pursuant to the equity method of accounting.

GOING CONCERN

Effects of the Chapter 11 Filing

As a result of the Company's Chapter 11 bankruptcy filing, the Company saw a slower adoption rate for its services during the first quarter of 2002. In a large customer deployment, the upfront cost of the hardware can be significant. Because the hardware generally is usable only on Motient's network, certain customers delayed adoption while Motient was in Chapter 11.

Additionally, certain of the Company's trade creditors required either deposits for future services or shortened payment terms; however, none of these deposits or changes in payment terms were material, and none of the Company's key suppliers has ceased to do business with the Company as a result of its reorganization.

Since emerging from bankruptcy protection in May 2002, the Company has undertaken a number of actions to reduce its operating expenses and cash burn rate. The Company's liquidity constraints have been exacerbated by weak revenue growth since emerging from bankruptcy protection, due to a number of factors including the weak economy generally and the weak telecommunications and wireless sector specifically, the financial difficulty of several of its key resellers, on whom it relies for a majority of its new revenue growth, and its continued limited liquidity which has hindered efforts at demand generation.

Cost Reduction Actions

Predecessor Company reductions in workforce. On September 26, 2001, the Company announced a plan to restructure its business. As part of this restructuring, the Company laid off 25% of its workforce, or 50, 22 and 13 employees in the Company's operations, sales and marketing and general and administrative functions, respectively, and cancelled certain of its product initiatives. The Company recorded a restructuring charge in 2001 of $4.75 million. This charge represents $1.6 million of costs directly associated with employee severance packages, $3.0 million of costs associated with product initiative cancellations and $0.1 of costs associated with capital assets that were no longer in service. Of the $4.7 million charge, approximately $1.7 million represented cash outlays made over the last quarter of 2001 and the first quarter of 2002. The balance represents the write down of assets previously acquired. As of December 31, 2001, the Company had a remaining operational restructuring liability of approximately $0.5 million, which was fully utilized in 2002.

Successor Company reductions in workforce. The Company undertook reductions in its workforce in July 2002, September 2002, March 2003 and February 2004. These actions eliminated approximately 29% (95 employees), 13% (26 employees), 10% (19 employees) and 32.5% (54 employees), respectively, of its then-remaining workforce. The Company recorded restructuring charges of $282,000, $228,000, $161,000 and $873,000, respectively, related entirely to employee severance obligations for these reductions in workforce. Approximately $62,000 of the September 2002 severance liability was unpaid as of December 31, 2002. In the aggregate, the Company has reduced its work force by approximately 68% since July 2002 and reduced employee and related expenditures by approximately $1.5 million per month.

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

Closure of Reston, VA Facility. On July 15, 2003, the Company substantially completed the transfer of its headquarters from Reston, VA to Lincolnshire, IL, where it already had a facility. This action reduced the Company's monthly operating expenses by a net amount of approximately $65,000 per month, or $780,000 per year.

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

In the case of financing arrangements, the Company negotiated, among other things, a deferral of approximately $2.6 million of accounts payable that was owed for services provided for which the Company issued a promissory note for such amount, with the note to be paid off ratably over a two-year period beginning in January 2004. The Company also restructured certain of its vendor and capital lease obligations to significantly reduce the monthly amortization requirements of these facilities on an on-going basis. As part of such negotiations, the Company agreed to fund a letter of credit in twelve monthly installments during 2003, in the aggregate amount of $1.125 million, to secure certain payment obligations. This letter of credit will be released to us in fifteen monthly installments beginning in July 2004, assuming no defaults have occurred or are occurring. As part of these negotiations, the total amount of our remaining principal obligations under these financing arrangements were not reduced. In March, 2004, Motient further restructured its vendor financing facility and an outstanding promissory note to the same vendor by extending the repayment schedule, thereby reducing the combined monthly amortization requirements under these facilities. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations"--Liquidity and Capital Resources - Summary of Liquidity and Financing" for further details on these facilities.

UPS Revenue

On December 1, 2002, Motient entered into a letter agreement with UPS under which UPS agreed to make a series of eight prepayments to Motient totaling $5 million for future services Motient is obligated to provide after January 1, 2004. In addition to any other rights it has under its network services agreement with Motient, the letter agreement does not contain any minimum purchase requires and provides that UPS may terminate the network services agreement, in whole or in part, by providing 30 days' notice to Motient at which point any remaining prepayment would be required to be returned. As of July 31, 2003, all eight prepayments had been made. The $5 million prepayment will be credited against airtime services provided to UPS beginning January 1, 2004, until the prepayment is fully credited.

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

Liquidity and Financing Requirements

The Company's future financial performance will depend on its ability to continue to reduce and manage operating expenses, as well as its ability to grow revenue. The Company's future financial performance could be negatively affected by unforeseen factors and unplanned expenses.

The Company expects to continue to require significant additional funds before it begins to generate cash in excess of its operating expenses, and does not expect to generate cash from operations in excess of its operating costs until the first quarter of 2005, at the earliest. Also, even if the Company begins to generate cash in excess of its operating expenses, it expects to continue to require significant additional funds to meet remaining interest obligations, capital expenditures and other non-operating cash expenses.

In March 2004, the Company amended its $12.5 million term credit facility. As of December 31, 2003, the Company had borrowed $4.5 million under this term credit facility. Please see Note 16 ("Subsequent Events"). The Company continues to pursue all potential funding alternatives. Among the alternatives for raising additional funds are the issuances of debt or equity securities, other borrowings under secured or unsecured loan arrangements and sales of assets. There can be no assurance that additional funds will be available to the Company on acceptable terms or in a timely manner.

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

2.  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated statements of operations for the years ended December 31, 2001 and 2000 have been restated to give effect to the accounting treatment with respect to the MSV and Aether transactions as described in Note 2 ("Significant Accounting Policies -- Restatement of Financial Statements") and our current report on Form 8-K dated March 14, 2003. In addition, as a result of the Company's re-audit of the years ended December 31, 2001 and 2000 performed by the Company's independent accounting firm, Ehrenkrantz Sterling & Co. LLC, certain additional financial statement adjustments were proposed and accepted by the Company for these periods as described in Note 2, "Significant Accounting Policies -- Restatement of Financial Statements".

In connection with the Company's acquisition of Motient Communications on March 31, 1998, the Company formed a new wholly-owned subsidiary, Motient Holdings. The Company contributed all of its inter-company notes receivables and transferred all of its rights, title and interest in Motient Services, Inc. and Motient Communications Inc. to Motient Holdings, and Motient Holdings was the acquirer of Motient Communications Inc. and issuer of the Company's Senior Notes. Motient Corporation was a guarantor of the Senior Notes. The Senior Notes were jointly and severally guaranteed on a full and unconditional basis by Motient Services Inc. and Motient Communications Inc.


Motient's Chapter 11 Filing and Plan of Reorganization and "Fresh-Start" Accounting

On October 1, 2001, the Company announced that it would not make a $20.5 million semi-annual interest payment due on the Senior Notes on such date. On November 26, 2001, the Senior Notes trustee declared all amounts owed under the senior notes immediately due and payable. Following these events, the Company determined that the continued viability of its business required restructuring its highly leveraged capital structure. In October 2001, the Company retained Credit Suisse First Boston ("CSFB") as its financial advisor to assist in the restructuring the Company's debt. Shortly thereafter, the Company and CSFB began meeting with the principal creditor constituencies.

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

In accordance with SOP No. 90-7, the reorganized value of the Company was allocated to the Company's assets based on procedures specified by SFAS No. 141, "Business Combinations". Each liability existing at the plan confirmation date, other than deferred taxes, was stated at the present value of the amounts to be paid at appropriate market rates. It was determined that the Company's reorganization value computed immediately before the Effective Date was $234 million. Subsequent to the determination of this value, the Company determined that the reorganization value ascribed to MSV did not reflect certain preference rights on liquidation available to certain equity holders in MSV. Therefore, the reorganization value of MSV was reduced by $13 million and the Company's reorganization value was reduced to $221 million. The Company adopted "fresh-start" accounting because holders of existing voting shares immediately before filing and confirmation of the plan received less than 50% of the voting shares of the emerging entity and its reorganization value is less than its postpetition liabilities and allowed claims, as shown below:


                       Postpetition current liabilities                                         $49.9 million
                       Liabilities deferred pursuant to Chapter 11                              401.1 million
                                                                                                -------------
                           Proceedings
                       Total postpetition liabilities and allowed claims                        451.0 million
                       Reorganization value                                                    (221.0 million)
                                                                                              ----------------
                       Excess of liabilities over reorganization value                        $(230.0 million)
                                                                                              ================


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

After consideration of the Company's debt capacity, and after extensive negotiations among parties in interest, it was agreed that Motient's reorganization capital structure should be as follows:


                       Notes payable to Rare Medium and CSFB                  $19.8 million
                       Shareholders' Equity                                   201.2 million
                                                                             $221.0 million

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

The effect of the plan of reorganization and application of "fresh-start" accounting on the Predecessor Company's balance sheet as of April 30, 2002, is as follows:


                                                                     Debt
                                                                   Discharge
                                                Preconfirmation       and                                Reorganized
                                                  Predecessor      Exchange          Fresh Start          Successor
(in thousands)                                     Company(j)      of Stock          Adjustments           Company
                                                   ----------      --------          -----------           -------
Assets:
Current assets
  Cash                                                $17,463                                                 $17,463
  Receivables                                          10,121                                                  10,121
  Inventory                                             8,194                          $(4,352)                 3,842
  Deferred equipment costs                             11,766                          (11,766)     (e)            --
  Other current assets                                 11,443                                                  11,443
                                                       ------                           ------                 ------
     Total current assets                              58,987                          (16,118)                42,869
Property and equipment                                 58,031                          ( 1,553)     (i)        56,478
FCC Licenses and other intangibles                     45,610                           56,866      (f)(i)    102,476
Goodwill                                                4,981                          (4,981)      (i)            --
Investment in and notes receivable
  from MSV                                             27,262                           26,593      (f)        53,855
Other long-term assets                                  2,864                          (1,141)      (e)         1,723
                                                        -----                          -------                 ------
    Total Assets                                     $197,735                          $59,666               $257,401
                                                     ========                          =======               ========

Liabilities & Stockholders' (Deficit) Equity
Liabilities Not Subject to Compromise:
Current liabilities:
   Current maturities of
      capital leases                                   $4,096                                                  $4,096
   Accounts payable - trade                             1,625                                                   1,625
   Vendor financing                                       655                                                     655
   Accrued expenses                                    15,727                                                  15,727
   Deferred revenue                                    23,284                          (18,913)     (g)(e)      4,371
                                                       ------                          -------                 ------
                                                       45,387                          (18,913)                26,474
  Long term liabilities:
    Vendor financing                                    2,661                                                   2,661
    Capital lease obligation                            3,579                                                   3,579
    Deferred revenue                                   19,931                          (16,136)     (e)(g)      3,795


Liabilities Subject to Compromise:
   Prepetition liabilities                              8,785          (8,785)  (a)                                --
   Senior note, including
      accrued interest thereon                        367,673        (367,673)  (b)                                --
   Rare Medium Note, including
     accrued interest thereon                          27,030         (27,030)  (c)                                --
                                                       ------         -------                                  ------
                                                      403,488        (403,488)                                     --
Rare Medium and CSFB Notes                                 --          19,750   (a)(c)                         19,750
                                                      -------          ------          -------                 ------

   Total liabilities                                  475,046        (383,738)         (35,049)                56,259

Stockholders' (deficit) equity:
    Common stock - old                                    584            (584)  (h)                                --
    Common stock - new                                                    251   (d)                               251
    Additional paid-in capital                        988,531        (988,531)                                197,814
                                                                      197,814   (d)(h)
    Common stock purchase
        warrants - old                                 93,730         (93,730)  (h)
    Common stock purchase
        warrants - new                                                  3,077   (d)                             3,077

    Deferred stock compensation                          (336)            336   (h)                                --

    Retained (deficit) earnings                    (1,359,820)      1,359,820           94,715                     --
                                                   ----------        (183,725)          ------                -------
                                                                      (94,715)  (d)(h)
                                                                      183,725   (h)
                                                                      -------

Stockholders' Equity (Deficit)                       (277,311)        383,738           94,715                201,142
                                                     ---------        -------           ------                -------
Total Liabilities & Stockholders' Equity
(Deficit)                                            $197,735       $      --          $59,666               $257,401
                                                     ========       =========          =======               ========



(a)  Represents the cancellation of the following liabilities:

          i.   Amounts due to Boeing                                $1,533
          ii.  Amounts due to CSFB                                   2,000
          iii. Amounts due to JP Morgan Chase                        1,550
          iv.  Amounts due to Evercore Partners LP ("Evercore")      1,948
          v.   Amounts due to the FCC 1,003 vi. Other amounts          751
                                                                    ------
                                                                    $8,785

          Liabilities were cancelled in exchange for the following:

          a.   97,256 shares of new Motient common stock,
          b.   a note to CSFB in the amount of $750 and
          c. a warrant to Evercore Partners to purchase 343,450 shares of new Motient common stock, and
          d.   a note to Rare Medium in the amount of $19,000.
(b) Represents the cancellation of the senior notes in the amount of $367,673, including interest threron, in exchange for 25,000,000 shares of new Motient common stock. Certain of the Company's other creditors received an aggregate of 97,256 shares of the Company's common stock in settlement for amounts owed to them.
(c) Represents the cancellation of $27,030 of notes due to Rare Medium, including accrued interest thereon, in exchange for a new note in the amount of $19,000. The Company also issued CSFB a note in the principal amount of $750 for certain investment banking services.
(d)  Represents the issuance of the following:
          i.   25,097,256 shares of new Motient common stock.
          ii. warrants to the holders of pre-reorganization common stock to purchase an aggregate of approximately 1,496,512 shares of common stock, with such warrants being valued at approximately $1,100.
          iii. a warrant to purchase up to 343,450 share of common stock to Evercore, valued at approximately $1,900.
     The retained earnings adjustment includes the gain on the discharge of debt of $183,725.
(e) Represents the write off of deferred equipment costs of $12,907 and deferred equipment revenue of $12,907 since there is no obligation to provide future service post-"fresh start".
(f) To reflect the step-up in assets in accordance with the reorganization value and valuations performed.
(g) Represents the write off of the deferred gain associated with the Company's sale of its satellite assets to MSV in November 2001 and the write-off of the unamortized balance of the $15,000 perpetual license sold to Aether in November 2000, both of which total approximately $22,142, since there is no obligation to provide future service post-"fresh start".
(h) To record the cancellation of the Company's pre-reorganization equity and to reverse the gain on extinguishment of debt of $183,725 and the gain on fair market adjustment of $94,715.
(i) To record the valuation and resulting increase of customer intangibles of approximately $11,501 and frequencies of $45,365. The reduction of $4,981 is due to a write-off of goodwill. The reduction of property and equipment relates to a subsequent reduction in the carrying value of certain software from $4,942 to $3,389, reduction to inventory from $8,194 to $3,842 to its net realizable value.
(j) The balances do not match the balances in the Company's Plan of Reorganization due to subsequent re-audit adjustments.


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

Cash (used) provided by reorganization items were as follows:

                                       Successor           Predecessor
                                       Company              Company
                                     Eight Months         Four Months
                                         Ended               Ended
                                      December 31,          April 30,
                                         2002                 2002
                                         ----                 ----
                 (in thousands)

                 Professional Fees    $(3,434)             $(5,892)
                  Interest Income          --                  145
                                      -------              -------
                                      $(3,434)             $(5,747)
                                      =======              =======


Further details regarding the plan are contained in Motient's Disclosure Statement with respect to the plan, which was filed as Exhibit 99.2 to the Company's current report on Form 8-K dated March 4, 2002.

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's most significant estimates relate to the valuation of its net assets and assets in "fresh-start" accounting, the valuation on its investment in MSV, the valuation of inventory, the allowance for doubtful accounts receivable, the valuation of deferred tax assets and the realizability of long-lived assets.

Reclassifications

Certain amounts in prior periods have been reclassified to conform with the 2002 presentation.

Consolidation

The consolidated financial statements include the accounts of Motient and its wholly-owned subsidiaries, and XM Radio for the period ended December 31, 2000. All significant inter-company transactions and accounts have been eliminated.

For the period from January 1, 2001, through November 19, 2001, the Company's investment in XM Radio was recorded pursuant to the equity method of accounting. For the year ended December 31, 2001, XM Radio recorded $0.5 million of revenue, incurred $282.1 million of operating expenses and had a net loss attributable to common stockholders of $307.5 million.

As noted above (please see Note 1, "Organization and Going Concern"), the results of MSV have been accounted for pursuant to the equity method of accounting.

Cash Equivalents

The Company considers highly liquid investments with original or remaining maturities at the time of purchase of three months or less at the time of acquisition to be cash equivalents.

Short-term Investments

The Company considers highly liquid investments with original or remaining maturities at the time of purchase of between three months and a year to be short-term investments.

Restricted Investments

At December 31, 2002, the Company had $0.5 million of restricted investments. The Company had no restricted investments at December 31, 2001. Restricted investments at December 31, 2000 totaled $116 million and represented investments made by the Company to fund customer obligations, milestone payments under certain of XM Radio's construction contracts, certificates of deposit to collateralize letters of credit required by facility leases, or required interest payments associated with the senior notes and XM Radio's senior secured notes. The securities included in restricted investments were classified as held-to-maturity under the provision of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company classified restricted investment amounts which would mature within one year as current assets in the accompanying balance sheet. The Company accounted for these investments at their amortized cost.

Inventory

Inventory, which consists primarily of communication devices and accessories, such as power supplies and documentation kits, is stated at the lower of cost or market. Cost is determined using the weighted average cost method. The Company periodically assesses the market value of its inventory, based on sales trends and forecasts and technological changes and records a charge to current period income when such factors indicate that a reduction to net realizable value is appropriate. The Company considers both inventory on hand and inventory which it has committed to purchase, if any. The Company recorded inventory write-downs to cost of equipment sold to reduce inventory amounts to its net realizable value, in the amount of $4.4 million in 2002, $7.9 million in 2001 and $4.5 million in 2000.

The Company has no further plans or commitments to purchase any additional older generation inventory.

Periodically, the Company will offer temporary discounts on equipment purchases.

The Company's eLink and BlackBerry TM by Motient wireless services use handheld devices manufactured primarily by RIM and Wavenet Technology Pty. Ltd. ("Wavenet"). RIM and Wavenet also manufacture modems designed to be integrated into mobile terminals manufactured by other vendors and used for other wireless communications services sold by the Company. The Company's supply arrangements with RIM and Wavenet are not exclusive, and RIM and Wavenet manufacture similar hardware products for other companies. There are a limited number of manufacturers of similar wireless devices, and a change in suppliers or delays in deliveries from RIM or Wavenet could result in loss of sales, which would adversely affect operating results. See Note 14 ("Legal and Regulatory Matters") for further discussion of RIM supply arrangements.

Other Current Assets

Other current assets consist of the following:

                                                            December 31,
                                     -------------------------------------------
                                          Successor
                                           Company           Predecessor Company
                                            2002             2001           2000
                                            ----             ----           ----
(in thousands)

Interest rate swap                           $--              $--          $611
Prepaid site rent                          4,175            4,688          4,176
Prepaid maintenance                          289            5,371            423
Prepaid advertising                           --               --          5,162
Prepaid expenses - other                   1,802            3,936         13,112
Deposits                                      55            1,241            175
Non-trade receivables and other              475            1,330          7,436
                                          ------          -------        -------
                                          $6,796          $16,566        $31,095
                                          ======          =======        =======


Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosures of the fair value of certain financial instruments. The carrying amount for cash and cash equivalents, short-term investments, accounts receivable, non-trade receivables included in other assets, lease receivables included in non-current deferred charges and other assets, accounts payable and accrued expenses, deferred revenues and XM Radio accrued royalty payments approximate fair value because of the short maturity of these instruments. The fair value of the senior notes was estimated using quoted market prices. The fair value of the interest rate swap was the estimated amount that the Company would receive to terminate the swap agreement based on quoted market prices, taking into account current interest rates and the current creditworthiness of the swap counter parties. As a result of the guarantees that were associated with the Bank Financing, it was not practicable to estimate the fair value of this facility. For debt issues that are not quoted on an exchange, interest rates currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value. The fair value of the Company's equity investment in MSV was determined by an independent third-party valuation. The fair value of the notes receivable from MSV approximates its carrying value.


                                   As of December 31, 2002         As of December 31, 2001        As of December 31, 2000
                                      Successor Company              Predecessor Company            Predecessor Company
                                      -----------------              -------------------            -------------------
                                  Carrying                          Carrying                     Carrying
                                   Amount         Fair Value         Amount      Fair Value       Amount        Fair Value
                                   ------         ----------         ------      ----------       ------        ----------
(in thousands)
Assets:
Restricted investments                $--             $--             $--             $--        $193,092        $192,697
Interest rate swap                     --              --              --              --             611             708
Investment in and notes          $ 32,493        $ 32,493        $ 30,126        $ 30,126              --              --
receivable from MSV

Liabilities:
    Senior Notes                       --              --         329,371         100,500         328,474         111,681
XM Radio Senior Secured                --              --              --              --         261,298         179,563
Note
    Rare Medium Note               20,148          20,148          26,910          26,910              --              --
    CSFB Note                         795             795              --              --              --
    Vendor financing                6,096           6,096           3,316           3,316           8,492           8,492
commitment
    Capital leases               $  6,250        $  6,250        $  8,948        $  8,948        $ 13,820        $ 13,820


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

To date, the majority of the Company's business has been transacted with telecommunications, field services, natural resources, professional service and transportation companies located throughout the United States. The Company grants credit based on an evaluation of the customer's financial condition, generally without requiring collateral or deposits. Exposure to losses on trade accounts receivable, for both service and for equipment sales, is principally dependent on each customer's financial condition.

Motient's rights to use and sell the BlackBerryTM software and RIM's handheld devices may be limited or made prohibitively expensive as a result of a patent infringement lawsuit brought against RIM by NTP Inc. As a purchaser of those products, Motient could be adversely affected by the outcome of that litigation. Please see Note 14, "Legal and Regulatory Matters"

For the year ended December 31, 2002, five customers accounted for approximately 47% of the Company's service revenue, with two of those customers, SkyTel and UPS, each accounting for more than 10% of the Company's service revenue. For the four months ended April 1, 2002 and the eight months ended December 31, 2002, SkyTel and UPS accounted for approximately 11% and 16%, respectively, and 15% and 18%, respectively of the Company's service revenue. As of December 31, 2002, SkyTel represented approximately 14% of the Company's net accounts receivable, all of which was current.

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

For the year ended December 31, 2001, revenue from the MSV research and development efforts accounted for approximately 9% of the Company's service revenue. Excluding revenue earned from MSV, six other customers accounted for approximately 41% of the Company's service revenue, with one customer individually accounting for more than 10% of such revenue. For the year ended December 31, 2000, four customers accounted for approximately 31% of the Company's service revenue, with two customers individually accounting for 10% each.

Due to the bankruptcy of WorldCom, beginning in the two months ended June 30, 2002, the Company reserved 100% of all amounts then due from Skytel, a wholly-owned subsidiary of WorldCom. In October 2002, the Company received payment from SkyTel of a significant portion of the amount of the Company's pre-petition claim amount. The Company has received full and timely payments thereafter and believes that amounts from SkyTel are currently fully collectible.

Software Development Costs

During 1998, the Company adopted SOP No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." As of December 31, 2002, 2001 and 2000, net capitalized internal use software costs were $3.5 million, $9.3 million and $6.4 million, respectively, are included in property and equipment in the accompanying consolidated balance sheets and are amortized over three years.

Deferred Charges and Other Assets

Deferred charges and other assets as of December 31, 2002 primarily consist of the long-term portion of deferred equipment costs and certain financing fees relative to our credit facility entered into in January 2003. Deferred charges and other assets as of December 31, 2001 primarily consist of the long-term portion of deferred equipment costs, the unamortized financing costs and debt issue costs associated with the senior notes, and the long-term portion of the amounts prepaid to MSV for the funding of certain operating expenses. Deferred charges and other assets as of December 31, 2000, also included unamortized financing costs and debt issue costs associated with the Bank Financing and the long-term portion of prepaid expenses of XM Radio.


                                                                        December 31,
                                                         ---------------------------------------
                                                          Successor
                                                           Company         Predecessor Company
                                                              2002         2001            2000
                                                              ----         ----            ----
                                                                       (in thousands)
 Deferred financing costs, net                              $  --        $7,403         $19,915
 Deferred equipment costs                                    1,640        3,480          11,720
 Prepaid expenses - long-term portion                           --        2,000              --
 Prepaid expenses of XM Radio - long-term portion               --           --           1,203
 Other long term assets                                        117          170           1,782
                                                               ---          ---           -----
                                                            $1,757      $13,053         $34,620
                                                            ======      =======         =======

Financing costs are amortized over the term of the related facility using the straight-line method, which approximates the effective interest method.

Other Long-Term Liabilities

Other long-term liabilities consist of the following:

                                                                                          December 31,
                                                                          ---------------------------------------
                                                                            Successor
                                                                              Company        Predecessor Company
                                                                               2002         2001          2000
                                                                               ----         ----          ----
                                                                                         (in thousands)
       Deferred revenue, Aether, RIM and MSV                                 $3,115     $  7,188       $12,355
       Asset purchase deposit, MSV                                               --           --         7,717
       Deferred gain on sale of satellite assets to MSV                          --       14,092            --
       Deferred equipment revenue                                             1,709        2,317        11,720
       XM Royalty payable and other long term liabilities                        --           --         7,086
       Other long-term deferred revenue                                          --        3,482            --
                                                                                 --      -------            --
                                                                             $4,824      $27,079       $38,878
                                                                             ======      =======       =======


Commitments

As of December 31, 2002, we had the following outstanding cash contractual commitments:


                                                                          Less then
                                                           Total           1 year         1-4 years       After 5 years
                                                           -----           ------         ---------       -------------
(in thousands)
Operating leases                                           $41,585          $13,472         $24,017           $4,096
Capital lease obligations, including interest thereon     $  7,288         $  3,640        $  3,648               --
Notes Payables                                            $ 20,943         $  1,193        $ 19,750               --
Equipment financing commitment                            $  5,947         $  1,020        $  4,927               --
                                                          --------         --------        --------           ------
  Total Contractual Cash Obligations                       $75,763          $19,325         $52,342           $4,096
                                                           =======          =======         =======           ======


In May 2002, the FCC filed a proof of claim with the United States Bankruptcy Court, asserting a pre-petition claim in the approximate amount of $1.0 million in fees incurred as a result of Motient's withdrawal from certain auctions. Under Motient's court-approved Plan of Reorganization, subsequent to June 30, 2002 the FCC's claim was classified as an "other unsecured" claim, and the FCC was issued a pro-rata portion of 97,256 shares of common stock issued to creditors with allowed claims in such class. Motient recorded a $1.0 million expense in April 2002 for this claim.

At April 30 2002, the Company had certain contingent and/or disputed obligations under its satellite construction contract entered into in 1995, which contained flight performance incentives payable by the Company to the contractor if the satellite performed according to the contract. Upon the implementation of the Plan of Reorganization, this contract was terminated, and in satisfaction of all amounts alleged to be owed by the Company under this contract, the contractor received a pro-rata portion of the 97,256 shares issued to creditors holding allowed unsecured claims. The shares were issued upon closure of the bankruptcy claims process.

On December 1, 2002, the Company entered into a letter agreement with UPS under which UPS agreed to make a series of prepayments to the Company totaling $5 million for future services the Company is obligated to provide to it after January 1, 2004. In the event that the agreement is terminated, any remaining prepayment would be required to be returned. Please see Note 1, "Organization and Going Concern - - UPS Revenue"

Revenue Recognition

The Company generates revenue through equipment sales, airtime service agreements and consulting services. In 2000, the Company adopted SAB 101, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. In certain circumstances, SAB 101 requires the Company to defer the recognition of revenue and costs related to equipment sold as part of a service agreement. Revenue is recognized as follows:

Service revenue: Revenues from the Company's wireless services are recognized when the services are performed, evidence of an arrangement exists, the fee is fixed and determinable and collectibility is probable. Service discounts and incentives are recorded as a reduction of revenue when granted, or ratably over a contract period. The Company defers any revenue and costs associated with activation of a subscriber on the Company's network over an estimated customer life of two years.

To date, the majority of the Company's business has been transacted with telecommunications, field services, natural resources, professional service and transportation companies located throughout the United States. The Company grants credit based on an evaluation of the customer's financial condition, generally without requiring collateral or deposits. The Company establishes a valuation allowance for doubtful accounts receivable for bad debt and other credit adjustments. Valuation allowances for revenue credits are established through a charge to revenue, while valuation allowances for bad debts are established through a charge to general and administrative expenses. The Company assesses the adequacy of these reserves quarterly, evaluating factors such as the length of time individual receivables are past due, historical collection experience, the economic environment and changes in credit worthiness of the Company's customers. If circumstances related to specific customers change or economic conditions worsen such that the Company's past collection experience and assessments of the economic environment are no longer relevant, the Company's estimate of the recoverability of its trade receivables could be further reduced.

Equipment and service sales: The Company sells equipment to resellers who market its terrestrial product and airtime service to the public. The Company also sells its product directly to end-users. Revenue from the sale of the equipment, as well as the cost of the equipment, are initially deferred and are recognized over a period corresponding to the Company's estimate of customer life of two years. Equipment costs are deferred only to the extent of deferred revenue.

As of December 31, 2002, 2001 and 2000, the Company had capitalized a total of $4.4 million, $16 million and $12.9 million of deferred equipment revenue, respectively, and had deferred equipment costs of $4.3 million, $16 million and $12.9 million, respectively.


Research and Development Costs

Research and development costs are expensed as incurred. Such costs include internal research and development activities and expenses associated with external product development agreements. The Company's core wireless business incurred research and development costs of approximately $30,000 for the four months ended April 30, 2002, $30,000 for the eight months ended December 31, 2002, $0.4 million in 2001 and $2.1 million in 2000. The Company's consolidated results also included research and development costs incurred by XM Radio in the amount of $7.4 million in 2000.

Advertising Costs

Advertising costs are charged to operations as incurred and totaled $2.5 million for the four months ended April 30, 2002, $4.3 million for the eight months ended December 31, 2002, $10.0 million in 2001 and $13.6 million in 2000. In 2001, a portion of the advertising costs associated with certain of the Company's Internet promotions, were prepaid in the form of warrants to acquire common stock issued by the Company, valued at $4.8 million. The warrants were expensed as the associated page views were delivered. The Company recognized advertising expense associated with the warrants issued for this Internet promotion in the amount of $1.4 million in 2001 and $0.7 million in 2000. In September 2001, the Company cancelled the Internet promotion, and the $2.9 million of remaining prepaid advertising was written off as part of the operational restructuring.

Capitalized Interest

XM Radio System Under Construction included capitalized interest cost as a component of the cost of the digital audio radio service license and satellite system under construction. XM Radio capitalized interest in the amount of $39.1 million in 2000.

Stock-Based Compensation

The Company accounts for employee stock options using the method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Generally, no expense is recognized related to the Company's stock options because the option's exercise price is set at the stock's fair market value on the date the option is granted. In cases where the Company has issued shares of restricted stock, the Company has recorded an expense based on the value of the restricted stock on the measurement date. Had compensation cost been determined based on the fair value at the grant dates for awards under the Company's stock plans in accordance with SFAS No. 123, "Accounting for Stock Based Compensation," the net loss would have been increased by $567,205 for the eight months ended December 31, 2002 ($0.02 per share) and $56,989 for the four months ended April 30, 2002 ($0.00 per share), and the net loss would have been increased by $5.9 million ($0.12 per share) in 2001 and $7.3 million ($0.15 per share) in 2000. As required by SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 2002, 2001 and 2000: no historical dividend yield; an expected life of 10 years; historical volatility of 173% for the eight months ended December 31, 2002, 197% for the four months ended April 30, 2002, 197% in 2001 and 135% in 2000, and risk-free rates of return ranging from 1.71% to 5.82%.

In May 2002, the Company approved a new employee stock option program (the "2002 Stock Option Plan") and authorized a total of 2,993,024 shares available for grant. The plan was approved by the shareholders of the Company on July 11, 2002. Please see Note 16 ("Subsequent Events").

A portion of the 1,631,025 options granted as of December 31, 2002 (net of forfeitures) under the 2002 stock option plan will either vest or be rescinded based on Motient's performance. These options are accounted for in accordance with variable plan accounting, which requires that the value of these options be measured at their intrinsic value and any change in that value be charged to the income statement upon the determination that the fulfillment of the Company performance criteria is probable. The other options are accounted for as a fixed plan and in accordance with intrinsic value accounting, which requires that the excess of the market price of stock over the exercise price of the options, if any, at the time that both the exercise price and the number of options are known be recorded as deferred compensation and amortized over the option vesting period. As of the date of grant, the option price per share was in excess of the market price; therefore, these options are not deemed to have any value and no expense has been recorded to date.

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

Property and Equipment

Property and equipment are recorded at cost for the Predecessor Company and adjusted for impairment, and includes "fresh start" adjustments for the Successor Company and depreciated over their useful life using the straight-line method. All identifiable assets recognized in accordance with "fresh start" accounting were recorded at the effective date based upon independent appraisal. Assets recorded as capital leases are amortized over the shorter of their useful lives or the term of the lease. The estimated useful lives of office furniture and equipment vary from two to ten years, and the network equipment is depreciated over seven years. The Company has also capitalized certain costs to develop and implement its computerized billing system. These costs are included in property and equipment and are depreciated over three years. Repairs and maintenance do not significantly increase the utility or useful life of an asset and are expensed as incurred.

Segment Disclosures

In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company has one operating segment: its core wireless business. Since January 1, 2001, the Company had one operating segment: its core wireless business. During 2000, as a result of the Company's consolidation of the results of XM Radio, the Company reported an additional segment for XM Radio's satellite-based digital radio audio service. The Company provides its core wireless business to the continental United States, Alaska, Hawaii and Puerto Rico. The following summarizes the Company's core wireless business revenue by major market segments:


                                 Successor        Predecessor        Predecessor         Predecessor
                                  Company            Company            Company            Company
                                Eight Months       Four Months        (Restated)          (Restated)
                                   Ended         Ended April 30,      Year Ended          Year Ended
                                December 31,          30,            December 31,        December 31,
                                    2002             2002                2001                2000
                                    ----             ----                ----                ----
Summary of Revenue
------------------
(in millions)
Wireless Internet                   $15.5            $5.6               $11.4               $2.8
Field services                       10.5             5.6                19.4               25.1
Transportation                        7.4             4.1                15.9               21.6
Telemetry                             1.8             0.8                 2.6                4.5
Maritime and other                    0.3             0.7                18.8               17.7
                                      ---             ---                ----               ----
   Service Revenue                   35.5            16.8                68.1               71.7
                                                                                            ----
  Equipment                           1.1             5.6                22.2               24.1
                                      ---             ---                ----               ----
    Total                           $36.6           $22.4               $90.3              $95.8
                                    =====           =====               =====              =====

The Company does not measure ultimate income or loss or track its assets by these market segments.

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

Options and warrants to purchase shares of common stock were not included in the computation of loss per share as the effect would be antidilutive for the years ended December 31, 2000 and 2001 and for the four and eight months ended December 31, 2002. As a result, the basic and diluted earnings per share amounts for all periods presented are the same. As of December 31, 2002, there were warrants to acquire approximately 2,339,962 shares of common stock and 1,631,025 options outstanding that were not included in this calculation because of their antidilutive effect. For the four months ended April 30, 2002, no options or warrants had exercise prices in excess of the fair market value of the Company's common stock and thus were not factored into the per share calculation. As of December 31, 2001 and December 31, 2000 there were options outstanding for approximately 393,353 shares and 3,920,605 shares, respectively, of common stock that were not included in this calculation because of their antidilutive effect.

Derivatives

In September 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires the recognition of all derivatives as either assets or liabilities measured at fair value, with changes in value reflected as current period income
(loss) unless specific hedge accounting criteria are met. The effective date of SFAS No. 133, as amended by SFAS No. 138, is for fiscal years beginning after September 15, 2000. The Company adopted SFAS No. 133 as of January 1, 2001, resulting in no material impact upon adoption. SFAS No. 133 did not have a material impact on the financial results for the four months ended April 1, 2002 and eight months ended December 31, 2002, and for the years 2001 and 2000.

In April and July 2001, the Company sold notes to Rare Medium totaling $50 million. The notes were collateralized by up to 5,000,000 of the Company's XM Radio shares, and, until maturity, which was extended until October 12, 2001, Rare Medium had the option to exchange the notes for a number of XM Radio shares equivalent to the principal of the note plus any accrued interest thereon (see
Note 8, "Debt and Capital Leases"). The Company determined the embedded call options in the notes, which permitted Rare Medium to convert the borrowings into shares of XM Radio, were derivatives which were accounted for in accordance with SFAS No. 133 and accordingly recorded a gain in the amount of $1.5 million in 2001 related to the Rare Medium note call options. On October 12, 2001, the embedded call options in the Rare Medium notes expired unexercised. The Rare Medium note was cancelled and replaced by a new Rare Medium note in the amount of $19.0 million as part of the Company's reorganization.

In connection with the bank financing in March 1998, the Company entered into an interest rate swap agreement, with an implied annual rate of 6.51%. The swap agreement reduced the impact of interest rate increases on then-existing term loan facility. The Company paid a fixed fee of approximately $17.9 million for the swap agreement. In return, the counter-party was obligated to pay a variable rate equal to LIBOR plus 50 basis points, paid on a quarterly basis directly to the respective banks on behalf of the Company, on a notional amount of $100 million until the termination date of March 31, 2001. In connection with the pay down of a portion of the term loan facility during 1999, the Company reduced the notional amount of its swap agreement from $100 million to $41 million and realized net proceeds of approximately $6 million due to early termination of a portion of the swap agreement. The interest rate swap agreement expired in March 2001.

Investment in MSV and Notes Receivable from MSV

As a result of the application of "fresh-start" accounting, restatements and the subsequent modifications described below, the notes and investment in MSV were valued at fair value and the Company recorded an asset in the amount of approximately $53.9 million representing the estimated fair value of our investment in and note receivable from MSV. Included in this investment is the historical cost basis of the Company's common equity ownership of approximately 48% as of May 1, 2002, or approximately $19.3 million. In accordance with the equity method of accounting, we recorded our approximate 48% share of MSV losses against this basis.

Approximately $21.6 million of the $40.9 million value attributed to the equity interest in MSV is the excess of fair value over cost basis and is amortized over the estimated lives of the underlying MSV assets that gave rise to the basis difference. The Company is amortizing the excess basis in accordance with the pro-rata allocation of various components of MSV's intangible assets as determined by MSV through recent independent valuations. Such assets consist of FCC licenses, intellectual property and customer contracts, which are being amortized over a weighted-average life of approximately 12 years.

Additionally, Motient has recorded the $15.0 million note receivable from MSV, plus accrued interest thereon at its fair value, estimated to be approximately $13.0 million, after giving affect to discounted future cash flows at market interest rates. This note matures in November 2006 and is subject to certain conditions and priorities with respect to payment of other indebtedness.

In November 2003, Motient engaged CTA to perform a valuation of its equity interests in MSV as of December 31, 2002. Concurrent with CTA's valuation, Motient reduced the book value of its equity interest in MSV from $53.9 million (inclusive of Motient's $2.5 million convertible notes from MSV) to $40.9 million as of May 1, 2002 to reflect certain preference rights on liquidation of certain classes of equity holders in MSV.

Also, as a result of CTA's valuation of MSV, Motient determined that the value of its equity interest in MSV was impaired as of December 31, 2002. This impairment was deemed to have occurred in the fourth quarter of 2002 and the Company reduced the value of its equity interest in MSV by $15.4 million as of December 31, 2002.

The valuation of Motient's investment in MSV and its note receivable from MSV are ongoing assessments that are, by their nature, judgmental given that MSV is not traded on a public market and is in the process of developing certain next generation technologies, which depend on approval by the FCC. There is the inherent future risk that due to the uncertainties described above, Motient may have to write down the value of this investment and note. For information regarding recent developments involving MSV, please see Note 16 ("Subsequent Events").

For the eight-month period ended December 31, 2002, MSV had revenues of $19.1 million, operating expenses of $17.5 million and a net loss of $15.7 million. For the four-month period ended April 30, 2002, MSV had revenues of $9.1 million, operating expenses of $9.3 million and a net loss of $9.2 million. For the eight-month period ended December 31, 2002, our equity in losses of MSV were $6.9 million, and for the four-month period ended April 30, 2002, our equity in losses of MSV were $1.9 million. Results for MSV for these periods and for the years ended December 31, 2001 and 2000 are outlined below.



                                                  Eight Months      Four Months
                                                     Ended             Ended          Year Ended       Year Ended
                                                  December 31,       April 30,       December 31,     December 31,

                                                      2002              2002             2001             2000
                                                      ----              ----             ----             ----
                                                  (Unaudited)       (Unaudited)      (Unaudited)       (Unaudited)
                                                                           (in thousands)
          Revenue                                   $19,145           $9,088                $2              $0
          Income (loss) from continuing
          operations                                  1,599             (175)          (16,156)         (8,005)
          Net Loss                                  (15,698)          (9,203)          (16,525)         (7,834)

          Current Assets                             15,172           14,292            14,335           5,064
          Non-current assets                        131,058          142,081           148,328          19,880
          Current liabilities                        11,783           14,801            11,999           1,838
          Non-current liabilities                  $109,921         $101,348          $101,238              $0


Recent Accounting Pronouncements

In January 2002, the Company adopted SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and indefinite-lived intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and indefinite-lived intangibles is more than its fair value. The Company had approximately $5.0 million of recorded goodwill as of January 1, 2002. However, as part of the Company's adoption of "fresh-start" accounting, the Company's recorded goodwill was reduced to zero.

On August 16, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Specifically, this standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The entity is required to capitalize the cost by increasing the carrying amount of the related long-lived asset. The capitalized cost is then depreciated over the useful life of the related asset and the liability is accreted, with changes to the operating expense, to the estimated settlement obligation amount. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. The standard is effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 as of its

"fresh-start" accounting date of May 1, 2002. This adoption had no material impact on the Company's consolidated financial statements.

In February, 2002, EITF No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)", was issued to provide guidance on whether consideration paid by a vendor to a reseller should be recorded as expenses or against revenues. The Company has reviewed EITF 01-09 and believes that all such consideration is properly recorded by the Company as operating expenses. The Company adopted the provisions of this consensus on January 1, 2002, and it had no material impact on the Company's consolidated financial statements.

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

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. Previous accounting guidance was provided by EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 replaces EITF No. 94-3. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS No. 146 as of January 1, 2003, and this adoption is not expected to have a material impact on the Company's consolidated financial statements.

In November 2002, the EITF reached consensus on EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables". This consensus requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. The sale of the Company's equipment with related services constitutes a revenue arrangement with multiple deliverables. The Company will be required to adopt the provisions of this consensus for revenue arrangements entered into after June 30, 2003, and the Company has decided to apply it on a prospective basis. Motient does not expect to have any revenue arrangements that would have a material impact on its financial statements with respect to EITF No. 00-21.

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

In January 2003, the FASB issued FASB Interpretation No. 46 or FIN No. 46, "Consolidation of Variable Interest Entities -- An Interpretation of ARB No. 51", which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 provides guidance related to identifying variable interest entities (previously known generally as special purpose entities, or SPEs) and determining whether such entities should be consolidated. FIN No. 46 must be applied immediately to variable interest entities created or interests in variable interest entities obtained, after January 31, 2003. For those variable interest entities created or interests in variable interest entities obtained on or before January 31, 2003, the guidance in FIN No. 46 must be applied in the first fiscal year or interim period beginning after June 15, 2003. The Company has reviewed the implications that adoption of FIN No. 46 would have on its financial position and results of operations and does not expect it to have a material impact.

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

Restatement of Financial Statements

Subsequent to the issuance of the Company's financial statements for the quarter ended March 31, 2002 and years ended December 31, 2000 and 2001, the Company became aware that certain accounting involving the effects of several complex transactions from these years, including the formation of and transactions with a joint venture, MSV, in 2000 and 2001 and the sale of certain of our transportation assets to Aether in 2000, required revision. These transactions were described in more detail in Note 13 ("Business Acquisitions and Dispositions") of notes to consolidated financial statements in each of Motient's annual reports on Form 10-K for the fiscal years ended December 31, 2000 and 2001. In addition, as a result of the Company's re-audit of the years ended December 31, 2001 and 2000 performed by the Company's current independent accounting firm, Ehrenkrantz Sterling & Co. LLC, certain accounting adjustments were proposed and accepted by the Company. A description of these adjustments is provided below.

Summary of Adjustments to Prior Period Financial Statements with respect to MSV and Aether Transactions

The following is a brief description of the material differences between our original accounting treatment with respect to the MSV and Aether transactions and the revised accounting treatment that we have concluded was appropriate and has been reflected in the accompanying financial statements for the respective periods.

Allocation of initial proceeds from MSV formation transactions in June 2000. In the June 2000 transaction with MSV, Motient Services received $44 million from MSV. This amount represented payments due under a research and development agreement, a deposit on the purchase of certain of Motient's assets at a future date, and payment for a right for certain of the investors in MSV to convert their ownership in MSV into shares of common stock of Motient. Since the combined fair value of the three components exceeded $44 million, based on valuations of each component, Motient initially allocated the $44 million of proceeds first to the fair value of the research and development agreement and then the remaining value to the asset deposit and investor conversion option based on their relative fair values. Upon review, Motient revised its intial accounting treatment and allocated the $44 million of proceeds first to the investor conversion option based on its fair value, and the remainder to the research and development agreement and asset deposit based on their relative fair values. The effect of this reallocation increased shareholders' equity at the time of the initial recording by $12 million, as well as reduced subsequent service revenue by $2.3 million and $4 million in 2000 and 2001, respectively, as a result of the lower recorded value allocated to the research and development agreement. All remaining unamortized balances were written off as part of the gain on the sale of the satellite assets.

Recording of suspended losses associated with MSV in fourth quarter of 2001. In November 2001, when the asset sale described in Note 13 was consummated, Motient and MSV amended the asset purchase agreement, with Motient agreeing to take a $15 million note as part of the consideration for the sale of the assets to MSV. Additionally, at the time of this transaction, Motient purchased a $2.5 million convertible note issued by MSV. As Motient had no prior basis in its investment in MSV, Motient had not recorded any prior equity method losses associated with its investment in MSV. When Motient agreed to take the $15 million note as partial consideration for the assets sold to MSV, Motient recorded its share of the MSV losses that had not been previously recognized by Motient ($17.5 million), having the effect of completely writing off the notes receivable in 2001.

Upon review, Motient determined that it should not have recorded any suspended losses of MSV, since those losses should have been absorbed by certain of the senior equity holders in MSV. As a result, Motient concluded that it should not have written off its portion ($17.5 million) of the prior MSV losses against the value of both notes in 2001.

Recording of increase in Motient's investment in MSV in November 2001. Also in the November 2001 transaction, MSV acquired assets from another company, TMI, in exchange for cash, a note and equity in MSV. Motient initially considered whether or not a step-up in the value of its investment in MSV was appropriate for the value allocated to TMI for its equity interest, and determined that a step-up was not appropriate. Upon review, Motient determined that it should have recognized a step-up in value of the MSV investment of $12.9 million under Staff Accounting Bulletin No. 51, "Accounting for Sales of Stock of a Subsidiary" ("SAB 51"), with an offsetting gain recorded directly to shareholders' equity.

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

Allocation of proceeds from the sale of the transportation business to Aether in November 2000. Motient received approximately $45 million for the sale of its retail transportation business assets and assumption of its liabilities to Aether. This consisted of $30 million for the assets, of which $10 million was held in an escrow account that was subsequently released in the fourth quarter of 2001 upon the satisfaction of certain conditions, and $15 million for a perpetual license to use and modify any intellectual property owned or licensed by Motient in connection with the retail transportation business. In the fourth quarter of 2000, Motient recognized a gain of $8.9 million, which represented the difference between the net book value of the assets sold and the $20 million cash portion of the purchase price for the assets received at closing. Motient recognized an additional $8.3 million gain in the fourth quarter of 2001 when the additional $10 million of proceeds were released from escrow. The $1.7 million difference between the proceeds received and the gain recognized is a result of pricing modifications that were made at the time of the release of the escrow plus certain compensation paid to former employees of the transportation business as a result of the certain performance criteria having been met.

Motient deferred the $15 million perpetual license payment, which was then amortized into revenue over a five-year period, the estimated life of the customer contracts sold to Aether at the time of the transaction. Upon review, Motient determined that the $15 million in deferred revenue should be recognized over a four year period, which represents the life of a network airtime agreement that Motient entered into with Aether at the time of the closing of the asset sale. The decrease in the amortization period resulted in increased revenue of $63,000 and $750,000 in 2000 and 2001, respectively.

Recognition of costs associated with certain options granted to Motient employees who were subsequently transferred to Aether upon consummation of the sale of Motient's transportation business to Aether in November 2000. Motient valued the vested options based on their fair value at the date of the consummation of the asset sale and recorded that value against the gain on the sale of the assets to Aether. Upon review, Motient has determined to value these vested options as a repricing under the intrinsic value method, with any charge recorded as an operating expense. In addition, for each subsequent quarter for which the unvested options continued to vest, Motient had valued these options on a fair value basis and recorded any adjustment in value as an operating expense. Upon review, we have determined that any adjustments in value should have been reflected as an increase or reduction of the gain on the sale of the assets to Aether. The revised accounting resulted in a reduction in expenses of $0.8 million in 2000 and an increase in expenses of $1.0 million in 2001.

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

Recognition of costs associated with inventory write-downs. Motient has restated its consolidated financial statements in 2000 to recognize an additional $1 million in Cost of Goods Sold for inventory write-downs previously recognized in 2001. In addition, Motient has restated its consolidated financial statements for the three-months ended March 31, 2002 to recognize an additional $0.4 million in Cost of Goods Solds for inventory write-downs not previously recorded.

Summary of Impact of the Restatement

The revised accounting treatment described above required that certain adjustments be made to the income statements and balance sheets for the years ended December 31, 2000 and 2001 and the quarter ended March 31, 2002. The effect of these adjustments is illustrated in the table below. Certain of the adjustments are based on assumptions that we have made about the fair value of certain assets.



                                                                 Quarter Ended    Year Ended     Year Ended
                                                                   March 31,     December 31,    December 31,
                                                                      2002           2001           2000
                                                                      ----           ----           ----
(in thousands)
Statement of operations data
Net Revenue, as previously reported                               $    16,495    $    93,293    $    99,851
   Adjustments                                                            188         (3,028)        (4,095)
                                                                  -----------    -----------    -----------
As restated                                                       $    16,683    $    90,265    $    95,756
                                                                  ===========    ===========    ===========

Net Operating Loss, as previously reported                        $   (15,970)   $   (94,996)   $  (180,412)
   Adjustments                                                            208         (2,227)        (2,502)
                                                                  -----------    -----------    -----------
As restated                                                       $   (15,762)   $   (97,223)   $  (182,914)
                                                                  ===========    ===========    ===========

Net Loss, as previously reported                                  $   (32,885)   $  (292,089)   $  (138,624)
   Adjustments                                                         (2,545)        22,592         (3,939)
                                                                  -----------    -----------    -----------
As restated - inclusive of the cumulative
effect of $4,677                                                  $   (35,429)   $  (269,497)   $  (142,563)
                                                                  ===========    ===========    ===========

Basic and Fully Diluted Loss Per Share of
Common Stock  (1), as previously reported                         $     (0.56)   $     (5.71)   $     (3.81)
   Adjustments                                                          (0.05)          0.44          (0.08)
                                                                  -----------    -----------    -----------
As restated                                                       $     (0.61)   $     (5.27)   $     (3.89)
                                                                  ===========    ===========    ===========

Balance sheet data
Total Assets, as previously reported                              $   177,628    $   209,617    $ 1,571,714
   Adjustments                                                         27,654         30,848            322
                                                                  -----------    -----------    -----------
As restated                                                       $   205,282    $   240,465    $ 1,572,036
                                                                  ===========    ===========    ===========

Total Liabilities, as previously reported                         $   485,681    $   485,086    $   910,517
   Adjustments                                                        (14,122)       (13,472)        (7,378)
                                                                  -----------    -----------    -----------
As restated                                                       $   471,559    $   471,614    $   903,139
                                                                  ===========    ===========    ===========

Stockholders' Equity, as previously
reported                                                          $  (308,053)   $  (275,469)   $    12,884
   Adjustments                                                         41,776         44,320          7,700
                                                                  -----------    -----------    -----------
As restated                                                       $  (266,277)   $  (231,149)   $    20,584
                                                                  ===========    ===========    ===========

Total Liabilities & Stockholders' Equity,
as previously reported                                            $   177,628    $   209,617    $ 1,571,714
   Adjustments                                                         27,654         30,848            322
                                                                  -----------    -----------    -----------
As restated                                                       $   205,282    $   240,465    $ 1,572,036
                                                                  ===========    ===========    ===========

(1) Basic and fully diluted loss per common share excludes XM Radio preferred stock dividend and XM Radio beneficial conversion charge in 2000.



3.  STOCKHOLDERS' (DEFICIT) EQUITY

As of December 31, 2002, the Company has authorized 5,000,000 shares of preferred stock and 100,000,000 shares of common stock. As of December 31, 2001 and 2000, the Company had authorized 200,000 shares of preferred stock and 150,000,000 shares of common stock. The par value per share is $0.01 for each class of stock. For each share held, common stockholders are entitled to one vote on matters submitted to the stockholders.

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

As of December 31, 2002, the Company had reserved common stock for future issuance as detailed below.

              Shares issuable upon exercise of warrants   2,339,962
              2002 Stock Option Plan                      1,361,999
              Defined Contribution Plan                     200,000
                                                          ---------
                   Total                                  3,901,961
                                                          =========


XM Radio

During 2000 and 2001, XM Radio executed certain equity transactions that affected the Company's ownership percentage in XM Radio. As a result of these transactions, and in accordance with SAB 51, the Company recorded a decrease to its investment in XM Radio of $12.2 million in 2001, and an increase to its investment in XM Radio of $129.5 million in 2000. SAB 51 addresses the accounting for sales of stock by a subsidiary. Because XM Radio was a development stage company until November 12, 2001, SAB 51 required the difference in the carrying amount of the Company's investment in XM Radio and the net book value of XM Radio after the stock issuances be reflected in the financial statements of the Company as a capital transaction in the accompanying consolidated statements of stockholders' (deficit) equity. As of November 19, 2001, the Company did not hold any interest in XM Radio.

Mobile Satellite Ventures LP

During 2001, MSV executed certain equity transactions that affected the Company's ownership percentage in MSV. As a result of these transactions, and in accordance with SAB 51, the Company recorded an increase to its investment in MSV of $12.9 million in 2001, with an offsetting gain recorded directly to shareholders' equity.

4.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                               December 31,
                                                  Successor    ------------
                                                   Company         Predecessor Company
                                                     2002         2001             2000
                                                     ----         ----             ----
                                                                    (in thousands)
Space and Ground Segment, XM Radio                     $--          $--    $ 200,145
Network equipment                                   47,384       97,136       83,638
Office equipment and furniture                       3,951       13,668       48,448
Leasehold improvements, XM Radio                      --           --         26,481
Construction in progress                             1,409        5,682       20,492
                                                 ---------    ---------    ---------
                                                    52,744      116,486      379,204
Less accumulated depreciation and amortization      (6,339)     (52,485)    (203,498)
                                                 ---------    ---------    ---------
Property and equipment, net                      $  46,405    $  64,001    $ 175,706
                                                 =========    =========    =========

Prior to 1999, the Company was depreciating its satellite, MSAT-2, over its estimated useful life of 10 years, which was based on several factors, including the then-current conditions and the estimated remaining fuel of MSAT-2. The original estimated useful life was periodically reviewed using then-current Telemetry Tracking and Control data. The Company's ground segment was depreciated over eight years. As discussed in Note 2, during 1999, the Company wrote down the value of the space and ground segment assets to their estimated fair value.


XM Radio System Under Construction, separately stated on the Balance Sheet, consisted of the following:

                                                                  December 31,
                                                                      2000
                                                                  --------------
   (in thousands)
   License                                                            $135,139
   Satellite System                                                    533,154
   Terrestrial System                                                   84,715
   Spacecraft control facilities                                        13,046
   Broadcast facilities and other                                       27,970
   System under development                                              6,458
                                                                      --------
        Total                                                         $800,482
                                                                      ========

The balances at December 31, 2000 included capitalized interest of $65,176.


5.  FCC LICENSES AND OTHER INTANGIBLE ASSETS

FCC licenses and other intangible assets consist of the following:

                                                                                  December 31,
                                                                    Successor
                                                                      Company           Predecessor Company
                                                                       2002            2001            2000
                                                                       ----            ----            ----
                                                                                    (in thousands)
               FCC Licenses                                          $ 99,457       $ 56,340       $ 53,437
               Customer contracts                                      11,501           --
               XM Radio Acquisition agreements                           --             --           10,624
               Goodwill-Motient Communications Acquisition               --            6,154          6,154
               Less accumulated amortization                          (16,037)       (10,863)        (7,747)
                                                                     --------       --------       --------
               Goodwill and other intangible assets, net             $ 94,921       $ 51,631       $ 62,468
                                                                     ========       ========       ========

Motient accounts for its frequencies as finite-lived intangibles and amortizes them over a 20-year estimated life. Motient's FCC licenses are granted for a term of 10 years, subject to renewal. Renewal of Motient's current licenses are granted in the ordinary course. Motient has amortized its goodwill on a straight-line basis over 20 years however this goodwill was eliminated as part of Motient's "fresh-start" accounting. As part of its "fresh-start" accounting, Motient valued its long-term customer contracts and amortizes these contracts over a four-year life. For the period ended December 31, 2000, the XM Radio acquisition agreements were amortized upon commencement of commercial operations of XM Radio over the life of each respective contract.

The table below outlines Motient's amortization requirements for the five year period from December 31, 2002.

                                                                  December 31,
                                           2003    2004      2005     2006       2007     Thereafter
                                           ----    ----      ----     ----       ----     ----------
               FCC Licenses                5,469   5,174     5,174    5,174      5,174    26,720
               Customer contracts          2,875   2,875     2,875    958        --

6.  STOCK OPTIONS AND RESTRICTED STOCK

Prior to its reorganization, the Company had several active stock option plans. The Motient Corporation Award Plan (the "Award Plan") permitted the grant of non-statutory options and stock-based awards up to a total of 7.3 million shares of common stock. Under the Award Plan, the exercise price and vesting schedule for options was determined by the compensation and stock option committee of the Board, which was established to administer the Award Plan. Generally, options vested over a three year period and had an exercise price of not less than the fair market value of a share on the date the option was granted or have a term greater than ten years. In May 2000, the Company's stockholders approved certain amendments to the Award Plan, including permitting non-employee directors to be eligible for option grants under the Award Plan. The Company also had a Stock Plan for Non-Employee Directors (the "Director Plan") which provided for the grant of the options up to a total of 100,000 shares of common stock. Effective March 25, 1999, Directors received an initial option to purchase 5,000 shares of common stock, with annual option grants to purchase 2,500 shares of common stock. In addition, the Board was allowed to grant discretionary options at such time and on such terms and conditions as it deemed appropriate. Options under the Director Plan were excercisable at a price equal to the fair market value of the stock on the date of grant and were fully vested and immediately excercisable on the date of grant. Each Director Plan option expired on the earlier of (i) ten years from the date of grant or (ii) seven months after the Director's termination.

In January 1998, the Board granted restricted stock to certain members of senior management. These grants included both a three year vesting schedule as well as specific corporate performance targets. The Company did not record any compensation expense associated with these shares during 1999 or 2000 however in January 2001, in recognition of employee services in entering into the second MSV transaction, the Board lifted the remaining restrictions, and the shares were released upon vesting. Accordingly, the Company recorded compensation expense in the amount of $1.4 million in 2001 associated with the vesting of these shares.

On September 25, 2001, the Company issued approximately 3.2 million shares of restricted stock to employees, with a price on the date of issuance of $0.13 per share, in exchange for approximately 4.3 million outstanding employee stock options, which were cancelled. With the exception of restricted stock issued to an employee terminated on September 26, 2001, which shares vested immediately based on the terminated employees' then-vested exchanged options, all other shares of restricted stock issued on September 25, 2001 were subject to a six month holding period, at which time the shares of restricted stock vested in accordance with the vesting schedule of the options for which the restricted stock was exchanged. The Company recorded a deferred compensation charge as of December 31, 2001 in the amount of $419,000 associated with the issuance of these shares. This compensation was charged expense over the employees' service period.

All of the above mentioned plans and the respective authorized and issued stock options were cancelled as part of the Company's reorganization on May 1, 2002.

In May 2002, the Company's Board approved the 2002 Stock Option Plan with 2,993,024 authorized shares of common stock, of which options to purchase 1,631,025 shares of the Company's common stock were outstanding at December 31, 2002. The plan was approved by the Company's stockholders on July 11, 2002. The 2002 options are subject to vesting in two parts - 50% of the shares vest in three equal parts on the first, second and third anniversary of the date of grant, and the other 50% vest in three equal parts, or are rescinded, based on a comparison of the Company's performance in 2002, 2003, and 2004 to certain objectives established by the compensation and stock option committee of the Board following the availability of the annual results. No options vested in

2002. The compensation and stock option committee of the Company's Board has not yet made a determination regarding whether the 2003 performance criteria were satisfied.

A portion of the options granted under the 2002 Stock Option Plan have a performance-based component. These options will be accounted for in accordance with variable plan accounting, which requires that the value of these options are measured at their intrinsic value and any change in that value be charged to the income statement upon the determination that the fulfillment of the performance criteria is probable. The other options are accounted for as a fixed plan and in accordance with intrinsic value accounting, which requires that the excess of the market price of stock over the exercise price of the options, if any, at the time that both the exercise price and the number of options are known be recorded as deferred compensation and amortized over the option vesting period. As of the date of grant, the option price per share was in excess of the market price; therefore, these options are not deemed to have any value and no expense has been recorded.

Information regarding the Company's stock option plan is summarized below:



                                                            Restricted
                                                             Stock and
                                                              Options      Options Granted       Weighted Average
                                                             Available             and             Option Price
                                                             For Grant          Outstanding         Per Share
                                                             ---------          -----------         ---------
      Predecessor Company
      Balance, December 31, 1999                               567,306          3,101,198                8.73
         Restricted stock cancelled                             50,000                 --                  --
         Additional shares authorized for grant              2,800,000                 --                  --
         Options granted                                    (1,570,294)         1,570,294               15.98
         Exercised                                                  --           (403,467)              11.03
         Forfeited                                             347,420           (347,420)              13.42
                                                               -------           ---------
      Balance, December 31, 2000                             2,194,432          3,920,605               11.65
         Options granted                                    (1,274,336)         1,274,336                5.88
         Restricted stock granted                           (3,219,236)                --                  --
         Restricted stock cancelled                             88,200                 --                  --
         Exercised                                                  --             (2,015)               0.68
         Forfeited                                           4,799,573         (4,799,573)              10.28
                                                             ---------         -----------
      Balance, December 31, 2001                             2,588,633            393,353               $9.65
         MTNT Restricted stock and options available
         for grant cancelled                                (2,588,633)          (393,353)
                                                            -----------          ---------
      Balance, April 30, 2002 (Predecessor Company)                 --                 --                  --

================================================================================================================

      Successor Company
      -----------------
         Reorganized MNCP shares authorized for grant        2,993,024                 --                5.00(1)
         MNCP options granted                               (2,244,250)         2,244,250
         Exercised                                                                                         --
         Forfeited                                                  --                 --                5.00
      Balance, December 31, 2002                               613,225           (613,225)              $5.00
                                                               -------           ----------
                                                             1,361,999           1,631,025
                                                             =========           =========


     (1) In March 2003, our board of directors approved the reduction in the exercise price of all of the outstanding stock options from $5.00 per share to $3.00 per share.

Options exercisable at December 31:

                                          Average
                       Options         Exercise Price
                       -------         --------------
        2002                 0               N/A
        2001           231,844            $10.08
        2000         1,658,044            $10.40


The Company accounts for stock compensation costs in accordance with the provisions of APB No. 25, "Accounting for Stock Issued to Employees." Had compensation cost been determined based on the fair value at the grant dates for awards under the Company's stock plans in accordance with SFAS No. 123, "Accounting for Stock Based Compensation," the net loss would have been increased by $567,205 for the eight months ended December 31, 2002 ($0.02 per share) and $56,989 for the four months ended April 30, 2002 ($0.00 per share), and the net loss would have been increased by $5.9 million ($0.12 per share) in 2001 and $7.3 million ($0.15 per share) in 2000. As required by SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 2002, 2001 and 2000: no historical dividend yield; an expected life of 10 years; historical volatility of 173% for the eight months ended December 31, 2002, 197% for the four months ended April 30, 2002, 197% in 2001 and 135% in 2000, and risk-free rates of return ranging from 1.71% to 5.82%.

Exercise prices for options outstanding as of December 31, 2002, were as follows:


                                          Options Outstanding                          Options Exercisable
                                          -------------------                          -------------------

                               Number            Weighted                            Number
                             Outstanding          Average          Weighted        Exercisable        Weighted
                                as of           Contractual        Average            as of           Average
Range of                    December 31,           Life            Exercise       December 31,        Exercise
Exercise Prices                 2002             Remaining          Price             2002             Price
---------------                 ----             ---------          -----             ----             -----
     $ 5.00(1)               1,631,025           9.5 years          $5.00              --                --

(1) In March 2003, our board of directors approved the reduction in the exercise price of all of the outstanding stock options from $5.00 per share to $3.00 per share.

7.  INCOME TAXES

The following is a summary of the Company's net deferred tax assets.

                                                                                December 31,
                                                                   Successor
                                                                   Company         Predecessor Company
                                                                    2002           2001          2000
                                                                    ----           ----          ----
                                                                             (in thousands)
        Net Operating Loss Carryforwards                             $129,244     $461,401      $409,379
        Deferred Taxes Related to Temporary Differences:
           Tangible asset bases, lives and depreciation               (14,555)      (9,906)      (49,483)
        methods
           Other                                                      (14,328)      78,308        67,698
                                                                      --------      ------        ------
             Total deferred tax asset, net                            100,561      529,803       427,594
        Less valuation allowance                                     (100,561)    (529,803)     (427,594)
                                                                     ---------  -----------  -  --------
        Net deferred tax asset                                         $   --       $   --        $   --
                                                                       ======       ======        ======

Potential tax benefits, related to net operating losses and temporary differences, have been recorded as an asset, and a valuation allowance for the same amount has been established. The Company has paid no income taxes since inception.

As of December 31, 2002, 2001 and 2000, the Company had estimated net operating loss carryforwards ("NOLs") of $322 million, $1.1 billion and $1.0 billion, respectively. In April 2002, due to the debt restructuring and reorganization, the Company has triggered a change of control, which has limited the availability and utilization of the NOLs. Significant timing differences affecting deferred taxes in 2001 reflect the treatment of the sale of the satellite assets and XM Radio stock for financial reporting purposes compared to tax purposes. In July 1999, as a result of the Company's investment in XM Radio, which triggered a change in control as defined by the Internal Revenue Code, utilization of the Company's NOLs were limited to approximately $42.1 million per year. The Company's NOL's expire between 2004 and 2022.

8.  DEBT & CAPITAL LEASES

Debt and capital leases consists of the following:

                                                                                  December 31,
                                                                   Successor
                                                                    Company          Predecessor Company
                                                                    -------          -------------------
                                                                     2002           2001             2000
                                                                     ----           ----             ----
                                                                       (in thousands)
                Senior Notes, net of discount                       $     --       $329,371      $328,474
                Senior Notes, net of discount - XM Radio                  --             --       261,298
                Bank Financing                                            --             --       111,250
                Rare Medium note payable, including accrued           20,148         26,910            --
                interest
                CSFB note payable, including accrued interest            795
                                                                                         --             --
                Vendor financing, including accrued interest           5,947          3,316         8,492
                Deferred trade payables                                   --             --         2,212
                Capital leases                                         6,250          8,948        13,820
                                                                       -----          -----        ------
                                                                      33,140        368,545       725,546
                Less current maturities                                4,051        364,972        11,048
                                                                       -----        -------        ------
                Long-term debt                                       $29,089         $3,573      $714,498
                                                                     =======         ======      ========


On January 27, 2003, the Company's wholly-owned subsidiary, Motient Communications Inc. ("Motient Communications") closed a $12.5 million term credit agreement (the "Credit Agreement") with a group of lenders, including several of the Company's existing stockholders. For further information about this Credit Agreement and related defaults and waivers and the borrowing availability period, please see Note 16 ("Subsequent Events").

$335 Million Unit Offering

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

As discussed above (please see Note 1, "Organization and Going Concern"), as part of the Company's Plan of Reorganization, the Senior Notes, including accrued interest thereon, and related warrants were exchanged in full for new equity of the reorganized Company.

Rare Medium Notes

In 2001 Motient issued two notes to Rare Medium in the aggregate principal amount of $50 million, at 12.5% annual interest. These notes were collateralized by five million of the Company's XM Radio shares. On October 12, 2001, in accordance with the terms of the notes, the Company exchanged $26.2 million of the Rare Medium notes, representing $23.8 million in principal and $2.4 million of accrued interest, for five million of its XM Radio shares. The $26.9 million of principal and accrued interest remaining outstanding at December 31, 2001 was unsecured.

As a result of the delivery of the shares of XM Radio common stock described above (see Note 13, "Business Acquisitions and Dispositions"), the maturity of the Rare Medium notes was accelerated to November 19, 2001. As of December 31, 2001, the Rare Medium notes were in default; and, therefore, the Company classified the Rare Medium notes as current liabilities in the Consolidated Balance Sheet as of December 31, 2001.

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

CSFB $750,000 Note

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

Bank Financing

In March 1998, the Company entered into a $200 million bank financing (the "Bank Financing") consisting of two facilities: (i) the revolving credit facility ("Revolving Credit Facility"), a $100 million unsecured five-year reducing revolving credit facility maturing March 31, 2003, and (ii) the term loan facility ("Term Loan Facility"), a $100 million five-year, term loan facility with up to three additional one-year extensions subject to the lenders' approval. In 1999, the Term Loan Facility was reduced to $41 million. In 2000, the Term Loan Facility was reduced to $40 million, and the Revolving Credit Facility was reduced to $71.3 million. During 2001, the Bank Financing was completely extinguished.

The Term Loan Facility

The Term Loan Facility bore an interest rate, generally, of 100 basis points above London Interbank Offered Rate ("LIBOR"). The Term Loan Agreement did not include any scheduled amortization until maturity, but did contain certain provisions for prepayment based on certain proceeds received by the Company, unless otherwise waived by the banks and the Bank Facility Guarantors (as defined below). During 2001, the Term Loan Facility was completely extinguished.

The Revolving Credit Facility

The Revolving Credit Facility bore an interest rate, generally, of 100 basis points above LIBOR and was unsecured, with a negative pledge on the assets of Motient Holdings and its subsidiaries and ranked pari passu with the Senior Notes. Certain proceeds received by Motient Holdings were required to repay and reduce the Revolving Credit Facility, unless otherwise waived by the banks and the Bank Facility Guarantors (as defined below). During 2001, the Revolving Credit Facility was completely extinguished.

The Guarantees

In connection with the Bank Financing, Hughes Electronics Corporation, Singapore Telecommunications, Ltd. and Baron Capital Partners, L.P. (collectively, the "Bank Facility Guarantors"), extended separate guarantees of the obligations of each of Motient Holdings and the Company to the banks, which on a several basis aggregated to $200 million. In their agreement with each of Motient Holdings and the Company (the "Guarantee Issuance Agreement"), the Bank Facility Guarantors agreed to make their guarantees available for the Bank Financing. In exchange for the additional risks undertaken by the Bank Facility Guarantors in connection with the Bank Financing, the Company agreed to compensate the Bank Facility Guarantors, principally in the form of one million additional warrants and re-pricing of 5.5 million warrants previously issued in connection with the original Bank Facility (together, the "Guarantee Warrants"). The Guarantee Warrants were issued with an exercise price of $12.51 and were valued at approximately $17.7 million. The amounts initially assigned to the Guarantee Warrants and subsequent repricings are recorded as Common Stock Purchase Warrants and Unamortized Guarantee Warrants in the accompanying consolidated balance sheets. The amount assigned to Unamortized Guarantee Warrants was amortized to interest expense over the life of the related debt. On March 29, 1999, the Bank Facility Guarantors agreed to eliminate certain covenants contained in the Guarantee Issuance Agreement relating to earnings before interest, depreciation, amortization and taxes and service revenue. In exchange for this elimination of covenants, the Company agreed to re-price their Guarantee Warrants, effective April 1,1999, from $12.51 to $7.50. The value of the re-pricing was approximately $1.5 million.

As a result of the automatic application of certain adjustment provisions following the issuance of the 7.0 million shares in the August 1999 public offering, the exercise price of the Guarantee Warrants was reduced to $7.3571 per share and the Guarantee Warrants became exercisable for an additional 126,250 shares. The additional Guarantee Warrants and re-pricing were valued at $2.4 million. Additionally, in June 2000, the Bank Facility Guarantors agreed to partially reduce the debt repayment requirements associated with the MSV transaction. In exchange, the Company further reduced the price of the Guarantee Warrants to $6.25, which was valued at $1.4 million. In 2001, the Bank Facility Guarantors agreed to waive certain repayment obligations under the Bank Financing. In exchange for these waivers, the Company re-priced the warrants held by certain of the Bank Facility Guarantors from $6.25 to $1.31 per share, and issued new warrants to one Bank Facility Guarantor with an exercise price of $1.31 per share. The value of the re-pricing and warrant issuance was $2.3 million.

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

Debt Extinguishments

In 1999, the Company raised $116 million, net of underwriting discounts and expenses, through the issuance of 7.0 million shares of common stock in a public offering. Of the net proceeds, Motient used $59 million to pay down a portion of the Term Loan Facility. In 2000, the Company paid down and permanently reduced the Term Loan Facility by an additional $1 million with proceeds from stock and warrant exercises, and the Revolving Credit Facility was permanently reduced by $22.8 million with a portion of the proceeds of the MSV and Aether transactions. In 2001, the Company sold 2.0 million shares of XM Radio stock and used $8.5 million of the proceeds to permanently reduce the Term Loan Facility. Additionally, $12.25 million of proceeds from the Rare Medium note were used to pay down and permanently reduce the Term Loan Facility.

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


As a result of the permanent reductions of the Term Facility and the Revolving Credit Facility, the Company recorded a loss on extinguishment of debt of approximately $1.2 million in 2001 and $3.0 million in 2000, which reflects the write-down, on a pro-rata basis, of unamortized guarantee warrants and deferred financing fees associated with the placement of the Bank Financing.

Interest Rate Swap Agreement

In connection with the Bank Financing in March 1998, the Company entered into an interest rate swap agreement, with an implied annual rate of 6.51%. The swap agreement reduced the impact of interest rate increases on the Term Loan Facility. The Company paid a fixed fee of approximately $17.9 million for the swap agreement. In return, the counter-party was obligated to pay a variable rate equal to LIBOR plus 50 basis points, paid on a quarterly basis directly to the respective banks on behalf of the Company, on a notional amount of $100 million until the termination date of March 31, 2001. In connection with the pay down of a portion of the Term Loan Facility during 1999, the Company reduced the notional amount of its swap agreement from $100 million to $41 million and realized net proceeds of approximately $6 million due to early termination of a portion of the swap agreement. The interest rate swap agreement expired in March 2001.

Motorola Vendor Financing

In June 1998, Motorola had entered into an agreement with the Company to provide up to $15 million of vendor financing, to finance up to 75% of the purchase price of network base stations. Loans under this facility bear interest at a rate equal to LIBOR plus 7.0% and are guaranteed by the Company and each subsidiary of Motient Holdings. The terms of the facility require that amounts borrowed be secured by the equipment purchased therewith. Advances made during a quarter constitute a loan, which is then amortized on a quarterly basis over three years. As of December 31, 2002, $6.1 million was outstanding, including accrued interest, under this facility at an interest rate of 9%. As of December 31, 2001, $3.3 million was outstanding under this facility at an interest rate of 9.6%. As of December 31, 2000, $8.5 million was outstanding under this facility at interest rates ranging from 13.0% to 13.8%. No additional amounts are available for borrowing under this facility. In January 2003 and subsequently in March 2004, the Company restructured this liability, please see
Note 16, "Subsequent Events".

Hewlett-Packard Capital Lease

The Company has a capital lease for network equipment with Hewlett-Packard, now Compaq Corporation. The lease has an effective interest rate of 12.2%. This capital lease was in default for non-payment at December 31, 2002, however, in January 2003, this agreement was restructured to provide for a modified payment schedule.

Deferred Trade Payables

The Company has arranged the financing of certain trade payables, which are included in current maturities in the accompanying consolidated balance sheets. No amounts were outstanding as of December 31, 2002 and 2001. As of December 31, 2000, $2.2 million of deferred trade payables were outstanding at rate ranging from 5.9% to 7.2%.

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

On January 13, 2000, Baron notified the Company of its intention to exchange the Baron XM Radio Convertible Note for 1,314,914 shares of XM Radio Class B common stock. The exchange of the convertible note resulted in a gain in 2000 of approximately $36.8 million computed as the difference in the carrying value of the Baron XM Radio Convertible Note and the Company's cost basis in XM Radio stock exchanged upon conversion of this note.

Assets Pledged and Secured

Prior to the Company's reorganization in May 2002, all wholly-owned subsidiaries of the Company were subject to financing agreements that limited the amount of cash dividends and loans that could be advanced to the Company. At December 31, 2001, all of the subsidiaries' net assets were restricted under these agreements. At December 31, 2002 and 2000, the Company was subject to financing agreements with Rare Medium, CSFB, Motorola and Compaq that continued to limit the amount of cash dividends and loans that could be advanced to the Company. Subsequent to the end of the period covered by this report, the Company entered into a $12.5 million term credit facility that also restricted the Company's ability to pay cash dividends and receive additional loans that could be advanced to the Company. These restrictions will have an impact on Motient's ability to pay dividends. Please see Note 16, "Subsequent Events".

Covenants

The Company's historical and current debt agreements contain various restrictions, covenants, defaults, and requirements customarily found in such financing agreements. Among other restrictions, these provisions include limitations on cash dividends, restrictions on transactions between Motient and its subsidiaries, restrictions on capital acquisitions, material adverse change clauses, and maintenance of specified insurance policies. See Note 16 ("Subsequent Events").

9.  RELATED PARTIES

Prior to its reorganization, the Company had entered into transactions with various entities of Hughes Electronics Corporation, which included primarily the purchase by Motient of services, computer hardware and software, and computer maintenance agreements.

Before and after its reorganization, the Company has also entered into various transactions and agreements with Motorola, a Motient stockholder during 2000, which include the purchase by Motient of services, network hardware and software maintenance services, facility rentals, and network gateway fees. Additionally, Motorola has provided a vendor financing commitment, which had been available to finance up to 75% of the purchase price of additional network base stations (see
Note 8, "Debt and Capital Leases"). As a result of Motorola's divestiture of a portion of its shares of Motient stock, it ceased to be a related party in 2000.

The following table represents a summary of all related party transactions.



                                                   Successor     Predecessor
                                                  Company          Company      Year Ended
                                                 Eight Months  Four Months        2001         Year Ended
                                                    Ended           Ended         ----             2000
                                             December 31, 2002  April 30, 2002  (Restated)      (Restated)
                                             -----------------  --------------  ----------      ----------
Payments made to (from) related parties:
   Proceeds from the sale of assets to MSV        $     --          $   --        $(42,500)           $--
   Additions to property and equipment                  --              --              --          1,662
   Payment on debt obligations                          --              --              --          3,629
   Operating expenses                                   --              49             125          3,433
    Additional investment in MSV                       957              --              --             --
   Funding of future sub-lease
       obligations to MSV                               --             361           4,000             --
                                                  --------        --------        --------        -------
Net payments to (from) related parties            $    957        $    410        $(38,375)       $ 8,724
                                                  --------        --------        --------        -------

Due to (from) related parties:
   Operating expenses                             $   (234)       $    618        $   (521)       $   163
    Vendor financing                                    --              --              --          8,756
                                                  --------        --------        --------        -------
    Capital Acquisitions                                --              --              --          1,095
                                                  --------        --------        --------        -------
   Note Receivable from MSV                        (18,732)        (12,345)        (15,000)            --
                                                  --------        --------        --------        -------
Net amounts due (from) to related parties         $(18,975)       $(11,727)       $(15,521)       $10,014
                                                  --------        --------        --------        -------


For the periods ended four months ended April 30, 2002, eight months ended December 31, 2002, and for the years ended December 31, 2001 and 2000, the Company recorded revenue related to the MSV research and development agreement in the amount of $0, $0, $2.6 million and $1.4 million, respectively.

Communication Technology Advisors LLC

In May 2002, the Company entered into a consulting agreement with Communication Technology Advisors LLC ("CTA") under which CTA provided consulting services to the Company. CTA's chairman, Jared E. Abbruzzese, was a director of the Company until June 20, 2003. Peter Aquino, elected to the Company's Board on June 20, 2003, is a managing director of CTA. Gerry S. Kittner, also a Motient director, is an advisor and consultant for CTA.

CTA is a consulting and private advisory firm specializing in the technology and telecommunications sectors. The Company's agreement with CTA had an initial term of three months ending August 15, 2002, and was extended by mutual agreement for several additional terms of two or three months each. For the first three months of the agreement, CTA was paid a flat fee of $60,000 per month, and for the period August 2002 to May 2003, the monthly fee was $55,000. Beginning in May 2003, the monthly fee was reduced to $39,000. The Company also agreed to reimburse CTA for CTA's out-of-pocket expenses incurred in connection with rendering services during the term of the agreement. This agreement was modified on January 30, 2004.

CTA had previously acted as the spectrum and technology advisor to the official committee of unsecured creditors in connection with the Company's Chapter 11 case. CTA received a total of $475,000 in fees for such advice and was reimbursed a total of $4,896 for expenses in connection with the rendering of such advice.

Except for the warrant offered to CTA described below, neither CTA, nor any of its principals or affiliates is a stockholder of Motient, nor does it hold any debt of Motient (other than indebtedness as a result of consulting fees and expense reimbursement owed to CTA in the ordinary course under the Company's existing agreement with CTA). CTA has informed the Company that in connection with the conduct of its business in the ordinary course, (i) it routinely advises clients in and appears in restructuring cases involving telecommunications companies throughout the country, and (ii) certain of the Company's stockholders and bondholders and/or certain of their respective affiliates or principals, may be considered to be (a) current clients of CTA in matters unrelated to Motient; (b) former clients of CTA in matters unrelated to Motient; and (c) separate affiliates of clients who are (or were) represented by CTA in matters unrelated to Motient.

In July 2002, the Company's Board approved the offer and sale to CTA (or affiliates thereof) of a warrant (or warrants) for 500,000 shares of the Company's common stock, for an aggregate purchase price of $25,000. The warrant has an exercise price of $3.00 per share and a term of five years. These warrants were valued at $1.5 million and were recorded as a consultant compensation expense in December of 2002. Certain affiliates of CTA purchased the warrants in December 2002.

In November 2003, CTA was engaged to provide valuation of Motient's equity interest in MSV as of December 31, 2002. CTA was paid $150,000 for this valuation.

On January 30, 2004, the Company engaged CTA to act as chief restructuring entity. The term of CTA's engagement is currently scheduled to end on August 1, 2004. As consideration for this work, Motient agreed to pay to CTA a monthly fee of $60,000, one-half of which will be paid monthly in cash and one-half of which will deferred. The new agreement amends the consulting arrangement discussed above.

Mr. Abbruzzese, Mr. Kittner and Mr. Aquino did not participate in the deliberations or vote of the Board with respect to the foregoing matters while serving as a member of the Board.

10.  LEASES

Capital Leases

The Company leases certain office equipment and switching equipment under agreements accounted for as capital leases. Assets recorded as capital leases in the accompanying balance sheets include the following:



                                                                                 December 31,
                                                                   --------------------------------------
                                                                    Successor
                                                                     Company        Predecessor Company
                                                                     -------        -------------------
                                                                      2002          2001           2000
                                                                      ----          ----           ----
                                                                         (in thousands)
                Ground segment equipment                                 $--          $--         $7,263
                Switch equipment                                       9,795        9,795         16,740
                Office equipment                                       2,501        2,501          6,434
                Less accumulated depreciation                         (5,669)      (3,353)       (16,116)
                                                                      -------      -------       --------
                   Total                                             $ 6,627      $ 8,943        $14,321
                                                                     =======      =======        =======

Subsequent to the end of the period covered by this report, the Company restructured certain of its existing lease obligations. Please see Note 16 ("Subsequent Events").

Operating Leases

The Company leases substantially all of its base station sites through cancelable operating leases. The majority of these leases provide for renewal options for various periods at their fair rental value at the time of renewal. In the normal course of business, the operating leases are generally renewed or replaced by other leases. Additionally, the Company leases certain facilities and equipment under arrangements accounted for as operating leases. Certain of these arrangements have renewal terms. Total rent expense, under all operating leases, and excluding amounts related to the consolidation of XM Radio in 2000, approximated $10.5 million for the eight months ended December 31, 2002, $5.6 million for the four months ended April 30, 2002, and $15.2 million, and $13.4 million in for the years ended December 31 2001, and 2000, respectively.

At December 31, 2002, minimum future lease payments under noncancelable operating and capital leases are as follows:

                                                                              Operating          Capital
                                                                              ---------          -------
                                                                                     (in thousands)
                  2003                                                          $13,472           $3,640
                  2004                                                           11,382            1,824
                  2005                                                            8,534            1,824
                  2006                                                            4,101               --
                  2007 and thereafter                                             4,096               --
                                                                                -------               --
                  Total                                                         $41,585            7,288
                                                                                -------
                  Less: Interest                                                                  (1,038)
                                                                                                  -------
                  Present value of minimum lease payments                                         $6,250
                     Less: Current maturities, including those amounts
                          deemed to be in default                                                 (3,031)
                                                                                                  -------
                  Non current capital lease obligation                                            $3,219
                                                                                                  ------

11.  COMMITMENTS AND CONTINGENCIES

At December 31, 2000, the Company had remaining contractual commitments to purchase eLink and other subscriber inventory in the amount of $21.5 million during 2001. At December 31, 2001, the Company had remaining contractual commitments to purchase eLink and other subscriber inventory in the amount of $0.8 million during 2002. At December 31, 2002, the Company had no remaining contractual commitments to purchase eLink and other subscriber equipment inventory outside of what was required to satisfy monthly inventory requirements of approximately $0.5 million.

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

On December 1, 2002, Motient entered into a letter agreement with UPS under which UPS agreed to make a series of eight prepayments to Motient totaling $5 million for future services Motient is obligated to provide after January 1, 2004. In addition to any other rights it has under its network services agreement with Motient, the letter agreement provides that UPS may terminate the network services agreement, in whole or in part, by providing 30 days notice to Motient at which point any remaining prepayment would be required to be refunded. As of July 31, 2003, all eight prepayments had been made. The $5 million prepayment will be credited against airtime services provided to UPS beginning January 1, 2004, until the prepayment is fully credited. Based on UPS' current level of network airtime usage, Motient does not expect that UPS will be required to make any cash payments to Motient in 2004 for service provided during 2004.

12.  EMPLOYEE BENEFITS

Prior to the Company's reorganization, the Company had several active stock plans. All of these plans and the respective authorized and issued stock options were cancelled as part of the Company's reorganization on May 1, 2002.

Defined Contribution Plan

The Company sponsored a 401(k) defined contribution plan ("401(k) Savings Plan") in which all employees of Motient could participate. The 401(k) Savings Plan provided for (i) a Company match of employee contributions, in the form of common stock, at a rate of $1 for every $1 of an employee's contribution not to exceed 4% of an employee's eligible compensation, (ii) a discretionary annual employer non-elective contribution, (iii) the option to have plan benefits distributed in the form of installment payments, and (iv) the reallocation of forfeitures, if any, to active participants. In 2001, effective January 2002, the Company amended its 401(k) Savings Plan to make the matching contributions discretionary, as well as to allow the match to be made in either cash or shares of common stock, at the Company's sole discretion. The Company's matching expense was $0 for 2002, $1.1 million for 2001 and $1.4 million for 2000. During 2001, the Company authorized an additional 5,025,000 shares for the 401(k) Savings Plan, and authorized an additional 268,000 shares in January 2002. As part of Company's plan of reorganization, all of the outstanding shares of the Company's common stock were cancelled. During 2002, the Company authorized 200,000 shares for the 401(K) Savings Plan.

Employee Stock Purchase Plan

The Company had an Employee Stock Purchase Plan ("Stock Purchase Plan") to allow eligible employees to purchase shares of the Company's common stock at 85% of the lower of market value on the first and last business day of the six-month option period. An aggregate of 217,331 shares and 30,687 shares of common stock were issued under the Stock Purchase Plan in 2001 and 2000, respectively.

Effective January 2002, the Company discontinued the Stock Purchase Plan.

2002 Stock Option Plan

The Company's 2002 stock option plan was adopted by the Board on May 31, 2002 and received stockholder approval on July 11, 2002. A total of 2,993,024 shares of common stock have been reserved for issuance under the 2002 stock option plan. Under the 2002 stock option plan, the Company is authorized to grant options to purchase shares of common stock intended to qualify as incentive stock options, as defined under section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified stock options to any employees, outside directors, consultants, advisors and individual service providers whose participation in the 2002 stock option plan is determined by the Company's compensation and stock option committee to be in the Company's best interests. The term of each stock option is fixed by the Board or the compensation and stock option committee, and each stock option is exercisable within ten years of the original grant date. Some change of control transactions involving the Company, such as a sale of Motient, may cause awards granted under the 2002 stock option plan to vest. Generally, an option is not transferable by the recipient except by will or the laws of descent and distribution. As of December 31, 2002, options to purchase 2,993,024 shares of common stock had been authorized under the 2002 stock option plan at a price of $5.00 per share, of which options to purchase 1,631,025 shares of the Company's common stock were outstanding at December 31, 2002. In March 2003, the Board approved the reduction in the exercise price of all of the outstanding stock options from $5.00 per share to $3.00 per share.

A portion of the options granted under the plan will either vest or be rescinded based on Motient's performance. These options are accounted for in accordance with variable plan accounting, which requires that the value of these options be measured at their intrinsic value and any change in that value be charged to the income statement upon the determination that the fulfillment of the Company performance criteria is probable. The other options are accounted for as a fixed plan and in accordance with intrinsic value accounting, which requires that the excess of the market price of stock over the exercise price of the options, if any, at the time that both the exercise price and the number of options are known be recorded as deferred compensation and amortized over the option vesting period. As of the date of grant, the option price per share was in excess of the market price; therefore, these options are not deemed to have any value and no expense has been recorded to date.

The 2002 options are subject to vesting is in two parts - 50% of the shares vest in three equal parts on the first, second and third anniversary of the date of grant, and the other 50% vest in three equal parts, or are rescinded, based on a comparison of the Company's performance in 2002, 2003, and 2004 to certain objectives established by the compensation and stock option committee of the Board following the availability of the annual results. No options vested in 2002. The compensation and stock option committee of the Company's Board has not yet made a determination regarding whether the 2003 performance criteria were satisfied.

13.  BUSINESS ACQUISITIONS AND DISPOSITIONS

Sale of Retail Transportation Business to Aether

In November 2000, Motient sold assets relating to its retail transportation business to Aether Systems, Inc. ("Aether") and received approximately $45 million. This consisted of $30 million for the assets, of which $10 million was held in an escrow account which was subsequently released in the fourth quarter of 2001 upon the satisfaction of certain conditions, and $15 million for a perpetual license to use and modify any intellectual property owned by or licensed by Motient in connection with the retail transportation business. Aether acquired all of the assets used or useful in the retail transportation business, and assumed the related liabilities. Aether also purchased the existing inventory in the business. In the fourth quarter of 2000, Motient recognized a gain of $8.9 million, which represented the difference between the net book value of the assets sold and the $20 million cash portion of the purchase price for the assets received at closing.

Motient recognized an additional $8.3 million gain in the fourth quarter of 2001 when the additional $10 million of proceeds were released from escrow. The $1.7 million difference between the proceeds received and the gain recognized is a result of pricing modifications that were made at the time of the release of the escrow related to network capacity agreements. Motient amortized the $15 million perpetual license payment, as restated, over a four year period through the adoption of "fresh start", which represented the life of the network airtime agreement that Motient entered into with Aether at the time of the closing of the asset sale.

Concurrent with the closing of the asset sale, the Company and Aether entered into two long-term, prepaid network airtime agreements valued at $20 million, of which $5 million was paid at closing, pursuant to which Aether agreed to purchase airtime on the Company's satellite and terrestrial networks. Aether also became an authorized reseller of the Company's eLink and BlackBerry TM by Motient wireless email service offerings.

MSV

On June 29, 2000, the Company formed a joint venture subsidiary, MSV, in which it owned until November 26, 2001, 80% of the membership interests in order to conduct research and development activities. The remaining 20% interests in MSV were owned by three investors unrelated to Motient. The other investors paid $50 million to MSV (in the aggregate), in exchange for their 20% interest. Motient Services Inc. ("Motient Services") owned the Company's satellite and related assets.

Of the $50 million payment received by MSV, $6.0 million was retained by MSV to fund certain research and development activities, $24 million was paid to Motient Services as a deposit on the purchase of the satellite assets, and $20 million was also paid to Motient Services for the use of the satellite and frequency under a research and development agreement.

On November 26, 2001, Motient sold the assets comprising its satellite communications business to MSV, as part of a transaction in which certain other parties joined MSV, including TMI, a Canadian satellite services provider. In consideration for its satellite business assets, Motient Services received the following: (i) a $24 million cash payment in June 2000, (ii) a $41 million cash payment paid at closing on November 26, 2001, net of $4 million retained by MSV to fund the Company's future sublease obligations to MSV for rent and utilities through August 2003 and (iii) a five-year $15 million note. In this transaction, TMI also contributed its satellite communications business assets to MSV. In addition, Motient purchased a $2.5 million convertible note issued by MSV, and certain other investors, including a subsidiary of Rare Medium, purchased a total of $52.5 million of convertible notes. The Company realized a gain of approximately $29.8 million on the sale of its net assets; however, 48% of the gain, or $14.3 million, was deferred and amortized over five years though the adoption of "fresh-start".

MSV has also filed a separate application with the FCC with respect to MSV's plans for a new generation satellite system utilizing ancillary terrestrial base stations. For further information on the FCC approval process, see Note 16 ("Subsequent Events").

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

As of December 31, 2002, the Company had an ownership percentage, on an undiluted basis, of approximately 48% of the common and preferred units of MSV, and approximately 55% of the common units. Assuming that all of MSV's outstanding convertible notes are converted into limited partnership units of

MSV, as of December 31, 2002 Motient had a 33.3% partnership interest in MSV on an "as converted" basis giving effect to the conversion of all outstanding convertible notes of MSV, and 25.5% on a fully-diluted basis, assuming certain other investors exercise their right to make additional investment in MSV as a result of the FCC ancillary terrestrial components ("ATC") application process.

On August 21, 2003, two investors in MSV (excluding Motient) invested an additional $3.7 million in MSV in exchange for Class A preferred units of limited partnership interests in MSV. MSV used the proceeds from this investment to repay other indebtedness that is senior in its right of repayment to Motient's promissory note. Under the terms of the amended and restated investment agreement, these investors also have the option of investing an additional $17.6 million in MSV by December 31, 2003; however, if, prior to this time, the FCC does not issue a decision addressing MSV's petition for reconsideration with respect to the ATC Order (as hereinafter defined), the option will be automatically extended to March 31, 2004. As of the closing of the initial investment on August 21, 2003, Motient's percentage ownership of MSV is approximately 46.5% on an undiluted basis, 32.6% on an "as converted" basis giving effect to the conversion of all outstanding convertible notes of MSV and 29.5% on a fully diluted basis assuming certain other investors exercise their right to make additional investment in MSV as a result of the FCC's ATC application process.

In addition, 25% of the proceeds of any repayment of the $15.0 million note from MSV must be allocated to prepay pro-rata both the Rare Medium and Credit Suisse First Boston ("CSFB") notes. The allocation of the 25% of the proceeds will be made in accordance with Rare Medium's and CSFB's relative outstanding balance at the time of prepayment. If not repaid earlier, the $15.0 million note from MSV, including accrued interest thereon, becomes due and payable on November 25, 2006.

Please see note 2, "Significant Accounting Policies - Investment in MSV and Notes Receivable from MSV" and note 16, "Subsequent Events - Developments Relating to MSV."

XM Radio

In January 2001, pursuant to FCC approval for Motient to cease to control XM Radio, the number of directors that the Company appointed to XM Radio's Board of Directors was reduced to less than 50% of XM Radio's directors, and the Company converted a portion of its super-voting Class B common stock of XM Radio to Class A common stock. As a result, the Company ceased to control XM Radio, and as of January 1, 2001, the Company accounted for its investment in XM Radio pursuant to the equity method of accounting.

In January and February 2001, the Company sold, in two separate transactions, two million shares of its XM Radio Class A common stock, at an average price of $16.77 per share, for total proceeds of $33.5 million. In October 2001, as noted above, the Company repaid $26.2 million of the Rare Medium notes in exchange for five million of its XM Radio shares. On November 19, 2001, the Company sold 500,000 shares of its XM Radio common stock through a broker for $9.50 per share, for aggregate proceeds of $4.75 million. Also on November 19, 2001, as a result of a series of transaction to cure defaults under its Bank Financing and to the Bank Facility Guarantors, the Company sold and/or delivered all of its of its remaining 9,257,262 shares of XM Radio common stock to the Bank Facility

Guarantors in full satisfaction of the entire remaining amount of its reimbursement obligations to the Bank Facility Guarantors. The agent for the bank lenders under the Bank Financing declared all loans under the Bank Financing immediately due and payable, due to the existence of several events of default under the Bank Financing. On the same date, the bank lenders sought payment in full from the Bank Financing Guarantors for the accelerated loan obligations. For the year ended December 31, 2001, the Company recorded proceeds of approximately $38.3 million from the sale in 2001 of two million shares of its XM Radio stock. For the year ended December 31, 2001, the Company recorded equity in losses of XM Radio of $48.5 million. As of November 19, 2001, the Company ceased to have any interest in XM Radio.

In anticipation of the exchange of the XM Radio shares for debt, the Company recorded an impairment loss of $81.5 million in 2001. This loss represents the write down of the Company's investment in XM Radio to the fair value on the date of the exchange. Upon the actual exchange of shares, the Company recognized a net extraordinary gain of $10.0 million, which represented the difference between the fair market value of the XM Radio stock as compared to the value of the debt cancelled in exchange for the shares. For the twelve months December 31, 2001, the Company recorded equity in losses of XM Radio of $48.5 million.

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


14.  LEGAL AND REGULATORY MATTERS

Legal

Motient filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code on January 10, 2002. The Bankruptcy Court confirmed Motient's Plan of Reorganization on April 26, 2002, and Motient emerged from bankruptcy on May 1, 2002. For further details regarding this proceeding, please see Note 2 ("Significant Accounting Policies -- Motient's Chapter 11 Filing and Plan of Reorganization and "Fresh-Start" Accounting").

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

A second lawsuit challenging the previously proposed merger, Brickell Partners
v. Rare Medium Group, Inc., et al., N.Y.S. Index No. 01602694, was filed in the New York Supreme Court on May 30, 2001. Rare Medium and the holders of Rare Medium preferred stock filed a motion to dismiss or stay the New York lawsuit. Motient was never served with process in the New York lawsuit, and thus filed no motion to dismiss. However, Motient has been informed by Rare Medium that an unopposed motion by Rare Medium to dismiss the New York lawsuit as moot was granted on February 21, 2002, and a judgment dismissing the case was entered by the New York Court on April 24, 2002.

A former employee who was discharged as part of a reduction in force in July 2002 asserted a claim for a year's pay and attorney's fees under a Change of Control Agreement that the employee had with the Company. This claim was subject to binding arbitration. Although the Company believed that it had substantial defenses on the merits, on July 11, 2003, the Company was informed that the arbitrator ruled in the employee's favor. In August 2003, the Company made a $200,000 payment to this employee for the disputed pay and related benefits costs and legal fee reimbursement.

Motient's rights to use and sell the BlackBerryTM software and RIM's handheld devices may be limited or made prohibitively expensive as a result of a patent infringement lawsuit brought against RIM by NTP Inc. (NTP v. Research In Motion, Civ. Action No. 3:01CV767 (E.D. Va.)). In that action, a jury concluded that certain of RIM's BlackBerryTM products infringe patents held by NTP covering the use of wireless radio frequency information in email communications. On August 5, 2003, the judge in the case ruled against RIM, awarding NTP $53.7 million in damages and enjoining RIM from making, using, or selling the products, but stayed the injunction pending appeal by RIM. The appeal has not yet been resolved. As a purchaser of those products, Motient could be adversely affected by the outcome of that litigation.

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

The ownership and operation of Motient's terrestrial network is subject to the rules and regulations of the FCC, which acts under authority established by the Communications Act of 1934, as amended, and related federal laws. Among other things, the FCC allocates portions of the radio frequency spectrum to certain services and grants licenses to and regulates individual entities using that spectrum. Motient operates pursuant to various licenses granted by the FCC.

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

The FCC's universal service fund supports the provision of affordable telecommunications to high-cost areas, and the provision of advanced telecommunications services to schools, libraries, and rural health care providers. Under the FCC's current rules, end-user revenues derived from the sale of information and other non-telecommunication services and certain wholesale revenues derived from the sale of telecommunications services are not subject to universal service fund obligations. Based on the nature of its business, Motient is currently not required to contribute to the universal service fund. Current rules also do not require that Motient impute to its contribution base retail revenues derived when it uses its own transmission facilities to provide a service that includes both information service and telecommunications components. There can be no assurances that the FCC will retain the exclusions described herein or its current policy regarding the scope of a carrier's contribution base. Motient may also be required to contribute to state universal service programs. The requirement to make these state universal service payments, the amount of which in some cases may be subject to change and is not yet determined, may have a material adverse effect on the conduct of Motient's business.

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

In addition, CALEA establishes a federal fund to compensate telecommunications carriers for all reasonable costs directly associated with modifications performed by carriers in connection with equipment, facilities, and services installed or deployed on or before January 1, 1995. For equipment, facilities, and services deployed after January 1, 1995, the CALEA fund is intended to compensate carriers for any reasonable costs associated with modifications required to make compliance "reasonably achievable." It is possible that all necessary modifications will not qualify for this compensation and that the available funds will not be sufficient to reimburse Motient. Therefore, the requirement to comply with CALEA could have a material adverse effect on the conduct of Motient's business.

Motient's FCC licenses are granted for a term of 10 years, subject to renewal. For Motient's non-market-based licenses, or non-auction licenses, renewal is granted in the ordinary course. Motient no longer holds any auction licenses. All such licenses were sold in November 2003 to Nextel Communications and its affiliates.

As a matter of general regulation by the FCC, Motient is subject to, among other things, payment of regulatory fees and restrictions on the level of radio frequency emissions of Motient's systems' mobile terminals and base stations. Any of these regulations may have an adverse impact on the conduct of Motient's business.

Motient's FCC licenses are subject to restrictions in the Communications Act that (i) certain FCC licenses may not be held by a corporation of which more than 20% of its capital stock is directly owned of record or voted by non-U.S. citizens or entities or their representatives and (ii) that no such FCC license may be held by a corporation controlled by another corporation, referred to as indirect ownership, if more than 25% of the controlling corporation's capital stock is owned of record or voted by non-U.S. citizens or entities or their representatives, if the FCC finds that the public interest is served by the refusal or revocation of such license. However, with the implementation of the Basic Telecommunications Agreement, negotiated under the auspices of the World Trade Organization and to which the United States is a party, the FCC will presume that indirect ownership interests in the Company's FCC licenses in excess of 25% by non-U.S. citizens or entities will be permissible to the extent that the ownership interests are from World Trade Organization-member countries. If the 25% foreign ownership limit is exceeded, the FCC could take a range of potential actions, which could harm Motient's business.

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

Motient operates the terrestrial network under a number of waivers involving the FCC's technical rules, including rules on station identification, for-profit use of excess capacity, system loading, and multiple station ownership. Several of these waivers were first obtained individually by IBM and Motorola, which operated separate wireless data systems until forming the ARDIS joint venture in 1990. The FCC incorporated a number of these waivers into its regulations when it implemented Congress's statutory provision creating the commercial mobile radio service classification. As of March 3, 1999, Motient completed its planned construction of base stations for which extended implementation was granted by the FCC in 1996.

On March 14, 2002, the FCC adopted a notice of proposed rulemaking exploring options and alternatives for improving the spectrum environment for public safety operations in the 800 MHz band. This notice of proposed rulemaking was issued by the FCC after a "white paper" proposal was submitted to the FCC by Nextel Communications Inc. in November 2001 addressing largely the same issues. In its white paper, Nextel proposed that certain of its wireless spectrum in the 700 MHz band, lower 800 MHz band, and 900 MHz band be exchanged for spectrum in the upper 800 MHz band and in the 2.1 GHz band. Nextel's proposal addressed the problem of interference to public safety agencies by creating blocks of contiguous spectrum to be shared by public safety agencies. Since the notice of proposed rulemaking was issued, Motient has been actively participating with other affected licensees, including Nextel, to reach agreement on a voluntary plan to re-allocate spectrum to alleviate interference to public safety agencies. On December 24, 2002, a group of affected licensees, including Motient, Nextel, and several other licensees, submitted a detailed proposal to the FCC for accomplishing the re-allocation of spectrum over a period of several years. These parties have also been negotiating a mechanism by which Nextel would agree to reimburse costs, up to $850 million, incurred by affected licensees in relocating to different parts of the spectrum band pursuant to the rebanding plan.

On February 10, 2003, approximately 60 entities filed comments to the proposal submitted to the FCC on December 24, 2002. Several of the comments addressed the issue of comparable 800 MHz spectrum for Economic Area ("EA") licensees and the need to avoid recreating the 800 MHz interference situation when Nextel integrates its 900 MHz spectrum into its Integrated Dispatch Enhanced Network, or iDEN. Reply comments, which were due February 25, 2003, included comments urging the FCC to conduct its own analysis of the adequacy of the interference protection proposed in the plan. In mid-April 2003, the FCC's Office of Engineering and Technology ("OET") sent a letter to several manufacturers requesting additional practical, technical and procedural solutions or information that may have yet to be considered. Responses were due May 8, 2003. Upon reviewing the filed comments, OET has indicated that other technical solutions were possible and were being reviewed by the FCC. To date, no action has been taken by the FCC. We cannot assure you that our operations will not be affected by this proceeding.


15.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                        Successor Company                   Predecessor Company
                                                        -----------------                   -------------------
                                                                                          Years Ended December 31,

                                                       Eight Months Ended       Four Months
                                                          December 31,        Ended April 30,      (Restated)     (Restated)
                                                          -------------       ----------------     ----------     ----------
                                                              2002                  2002              2001           2000
                                                              ----                  ----              ----           ----
                                                                                  (in thousands)
Cash payments for interest                                   $396                   $427             $26,240        $52,568
Cash payment for income taxes                                  --                     --                  --             --
Noncash investing and financing activities:

         Leased asset and related obligations                  --                     --                 632          1,238
         Issuance of restricted stock                          --                     --                 419             --
         Cancellation of restricted stock                      --                     --                (264)        (1,053)
         Additional deferred compensation on
         non-cash compensation                                 --                     97               1,587             82
         Issuance and repricing of common stock
         purchase warrants                                  1,464                     --               2,326          6,202
         Capital (loss) gain in connection with
         the sale of stock by XM Radio                         --                     --             (12,180)       129,545
         Capital gain in connection with the sale
         of stock by MSV                                       --                     --              12,883             --
         Non-cash interest capitalized by XM Radio             --                     --                  --         16,302
         XM Radio accrued system milestone payments            --                     --                  --         30,192
         Vendor financing for property in service              --                     --                  --          6,937
         Vendor financing under maintenance
         agreement                                          2,631                     --                  --             --
         Use of deposit for XM Radio terrestrial
         repeater contract                                     --                     --                  --          3,422
         Issuance of Common Stock under the
         Defined Contribution Plan                             --                   (203)              1,151          1,131

In connection with the pay downs of the Term Loan Facility and Revolver Loan Facilities, the Company's loss on extinguishment of debt includes the write off of all unamortized deferred financing fees associated with the placement of the Bank Facility and of the unamortized portion of the Guarantee Warrants that were held by shareholder guarantors of the Bank Facility.

16.  SUBSEQUENT EVENTS

$12.5 Million Term Credit Facility

On January 27, 2003, the Company's wholly-owned subsidiary, Motient Communications Inc., closed a $12.5 million term credit agreement with a group of lenders, including several of the Company's existing stockholders.

In connection with the signing of the credit agreement, the Company issued warrants at closing to the lenders to purchase, in the aggregate, 3,125,000 shares of its common stock. The exercise price for these warrants is $1.06 per share. The warrants were immediately exercisable upon issuance and have a term of five years. The warrants were valued at $10 million using a Black-Scholes pricing model and have been recorded as a debt discount and are being amortized as additional interest expense over three years, the term of the related debt. Upon closing of the Credit Agreement, the Company paid closing and commitment fees to the lenders of $500,000. These fees have been recorded on the Company's balance sheet and are being amortized as additional interest expense over three years, the term of the related debt. Under the Credit Agreement, the Company must pay an annual commitment fee of 1.25% of the daily average of undrawn amounts of the aggregate commitments from the period from the closing date to December 31, 2003. In December 2003, we paid the lenders a commitment fee of approximately $113,000.

For the monthly periods ended April 2003 through December 2003, the Company reported events of default under the terms of the credit facility to the lenders. These events of default related to non-compliance with covenants requiring minimum monthly revenue, earnings before interest, taxes and depreciation and amortization and free cash flow performance. In each period, the lenders waived these events of default. There can be no assurance that Motient will not have to report additional events of default or that the lenders will continue to provide waivers in such event. Ultimately, there can be no assurances that the liquidity provided by the credit facility will be sufficient to fund our ongoing operations. For further details, please see "Risk Factors - We will need additional liquidity to fund our operations."

Under the original Credit Agreement, the lenders made commitments to lend Motient Communications up to $12.5 million. The commitments were not revolving in nature and amounts repaid or prepaid could not be reborrowed. Borrowing availability under Motient's $12.5 million term credit facility terminated on December 31, 2003.

The lenders include the following entities or their affiliates: M&E Advisors, L.L.C., Bay Harbour Partners, York Capital and Lampe Conway & Co. York Capital is affiliated with James G. Dinan. Bay Harbour Management and James G. Dinan each hold 5% or more of Motient's common stock. The lenders also include Gary Singer, directly or through one or more entities. Gary Singer is the brother of Steven G. Singer, one of our directors and Chairman of the Board.

The table below shows, as of March 16, 2004 the number of shares of Motient common stock beneficially owned by the following parties to the term credit agreement, based solely on filings made by such parties with the SEC:

         Name of Beneficial Owner           Number of Shares
         ------------------------           ----------------
         Bay Harbour Management, L.C.              3,217,396
         James G. Dinan                            2,593,045


On March 16, 2004, Motient entered into an amendment to the credit facility which extended the borrowing availability period until December 31, 2004. As part of this amendment, Motient provided the lenders with a pledge of all of the stock of a newly-formed special purpose subsidiary of Motient Communications, Inc., Motient License Inc. ("Motient License") which holds all of Motient's FCC licenses formerly held by Motient Communications. On March 16, 2004, in connection with the execution of the amendment to our credit agreement, the Company issued warrants to the lenders to purchase, in the aggregate, 2,000,000 shares of our common stock. The number of warrants will be reduced to an aggregate of 1,000,000 shares of common stock if, within 60 days after March 16, 2004, the Company obtains at least $7.5 million of additional debt or equity financing. The exercise price of the warrants is $4.88 per share. The warrants were immediately exercisable upon issuance and have a term of five years. The warrants will be valued using a Black-Scholes pricing model and will be recorded as a debt discount and will be amortized as additional interest expense over three years, the term of the related debt. The warrants are also subject to a registration rights agreement. Under such agreement, we agreed to register the shares underlying the warrants upon the request of a majority of the warrantholders, or in conjunction with the registration of other common stock of the company. We will bear all the expenses of such registration. The Company is also required to pay a commitment fees to the lenders of $320,000 which accrued into the principal balance at closing. These fees will be recorded on our balance sheet and will be amortized as additional interest expense over three years, the term of the related debt.

Under this facility, the lenders have agreed to make loans to Motient Communications through December 31, 2004 upon Motient Communications' request no more often than once per month, in aggregate principal amounts not to exceed $1.5 million for any single loan, and subject to satisfaction of other conditions to borrowing, including certain financial and operating covenants, contained in the Credit Agreement. As of December 31, 2003, the Company had borrowed $4.5 million under this facility.

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

Research In Motion Matters

Our rights to use and sell the BlackBerryTM software and RIM's handheld devices may be limited or made prohibitively expensive as a result of a patent infringement lawsuit brought against RIM by NTP Inc. (NTP v. Research In Motion, Civ. Action No. 3:01CV767 (E.D. Va.)). In that action, a jury concluded that certain of RIM's BlackBerryTM products infringe patents held by NTP covering the use of wireless radio frequency information in email communications. On August 5, 2003, the judge in the case ruled against Research In Motion, awarding NTP $53.7 million in damages and enjoining Research In Motion from making, using, or selling the products, but stayed the injunction pending appeal by Research In Motion. The appeal has not yet been resolved. As a purchaser of those products, Motient could be adversely affected by the outcome of that litigation.

On June 26, 2003 RIM provided us with a written End of Life Notification for the RIM 857 wireless handheld device. This means that RIM will no longer produce this model of handheld device. The last date for accepting orders was September 30, 2003, and the last date for shipment of devices was January 2, 2004. Motient has implemented a RIM 857 "equivalent to new" program and expects that there will be sufficient returned RIM 857s to satisfy demand for the foreseeable future. During the year ended December 31, 2002, a majority of Motient's equipment revenues were attributable to sales of the RIM 857 device, and Motient estimates that approximately 35% of its monthly recurring service revenues were derived from wireless messaging that use RIM 857 devices.

New Network Offerings

On March 1, 2003 Motient entered into a National Premier Dealer Agreement with T-Mobile USA, and on May 21, 2003 Motient entered into an Authorized Agency Agreement with Verizon Wireless. These agreements allow Motient to sell each of T-Mobile's third generation global system for mobile communications/general packet radio service, or GSM/GPRS, network subscriptions and Verizon's third generation code division multiple access/singular carrier radio transmission technology, or CDMA/1XRTT, network subscriptions nationwide. Motient is paid for each subscriber put on to either network. Each agreement allows Motient to continue to actively sell and promote wireless email and wireless Internet applications to enterprise accounts on networks with greater capacity and speed, and that are voice capable.

Sale of SMR Licenses to Nextel Communications, Inc.

On July 29, 2003, our wholly-owned subsidiary, Motient Communications, entered into an asset purchase agreement with Nextel, under which Motient Communications sold to Nextel certain of its SMR licenses issued by the FCC for $3.4 million. The closing of this transaction occurred on November 7, 2003. On December 9, 2003, Motient Communications entered into a second asset purchase agreement, under which Motient Communications will sell additional licenses to Nextel for $2.75 million. In February, 2004, the Company closed the sale of licenses covering approximately $2.2 million of the purchase price, and the Company expects to close the sale of approximately one-half of the remaining licenses by April 2004. The transfer of the other half of the remaining licenses has been challenged at the FCC by a third-party. While the Company believes, based on the advice of counsel, that the FCC will ultimately rule in its favor, the Company cannot be assured that it will prevail, and, in any event, the timing of any final resolution is uncertain. None of these licenses are necessary for Motient's future network requirements. Motient has and expects to continue to use the proceeds of the sales to fund its working capital requirements and for general corporate purposes. The lenders under Motient Communications' term Credit Agreement have consented to the sale of these licenses.

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

Please see Note 2, "Significant Accouniting Policies - - Investment in MSV and Notes Receivable from MSV"; Note 13, "Business Acquisitions and Dispositions - - MSV" for additional developments relating to MSV.

Option Repricing and New Options

In March 2003, the Company's board of directors approved the reduction in the exercise price of all of the outstanding stock options from $5.00 per share to $3.00 per share. The re-pricing will require that all options be accounted for in accordance with variable plan accounting, which requires that the value of these options are measured at their intrinsic value and any change in that value be charged to the income statement each quarter based on the difference (if any) between the intrinsic value and the then-current market value of the common stock.

In July 2003, the compensation and stock option committee of the Company's Board, acting pursuant to the Company's 2002 stock option plan, granted 26 employees and officers options to purchase an aggregate of 495,000 shares of the Company's common stock at a price of $5.15 per share. One-half of each option grant vests with the passage of time and the continued employment of the recipient, in three equal increments, on the first, second and third anniversary of the date of grant. The other half of each grant will either vest or be rescinded based on the performance of the Company in 2003. The compensation and stock option committee of the Company's Board has not yet made a determination regarding whether the 2003 performance criteria were satisfied. If vested and not exercised, the options will expire on the 10th anniversary of the date of grant.

Further Lane

On July 29, 2003, Motient entered into a letter agreement with Further Lane Asset Management Corp. under which Further Lane is providing investment advisory services to Motient. In connection with the execution of this letter agreement, Motient issued Further Lane a warrant to purchase 200,000 shares of its common stock. The exercise price of the warrant is $5.10 per share. The warrant is immediately exercisable upon issuance and has a term of five years. The fair value of the warrant was estimated at $927,000 using a Black-Scholes model. In September 2003, we recorded a non-cash consultant compensation charge of $927,000 based on this valuation.

Further Cost Reduction Actions

Please see Note 1, "Organization and Going Concern - - Cost Reduction Actions".

UPS Revenue

Please see Note 1, "Organization and Going Concern - - UPS Revenue".

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

Change in Accountants

On May 31, 2002, the Company dismissed Arthur Anderson as its independent auditors. On July 10, 2002 the Company engaged PricewaterhouseCoopers as its independent auditors.

On April 17, 2003, the Company dismissed PricewaterhouseCoopers as its independent auditors, effective upon the completion of services related to the audit of the Company's consolidated financial statements for the period May 1, 2002 to December 31, 2002.

On April 25, 2003, the Company's Board approved the engagement of Ehrenkrantz Sterling & Co. LLC as its independent auditors to (i) re-audit the Company's consolidated financial statements for the fiscal year ended December 31, 2000 and the fiscal year ended December 31, 2001, and (ii) audit the Company's consolidated financial statements for the interim period from January 1, 2002 to April 30, 2002, and the fiscal year that will end on December 31, 2003.

On March 2, 2004, Motient dismissed PricewaterhouseCoopers as its independent auditors effective immediately. The audit committee of the Company's Board approved the dismissal of PricewaterhouseCoopers. PricewaterhouseCoopers was previously appointed to audit Motient's consolidated financial statements for the period May 1, 2002 to December 31, 2002, and, by its terms, such engagement was to terminate upon the completion of services related to such audit. PricewaterhouseCoopers has not reported on Motient's consolidated financial statements for such period or for any other fiscal period. On March 2, 2004, the audit committee engaged Ehrenkrantz Sterling & Co. LLC as Motient's independent auditors to replace PricewaterhouseCoopers to audit Motient's consolidated financial statements for the period May 1, 2002 to December 31, 2002.

For further details regarding the change in accountants, please see the Company's current report on Form 8K filed with the SEC on April 23, 2003 and the Company's amendment to its current report on Form 8-K/A filed with the SEC on April 23, 2003 and March 9, 2004.

CTA Arrangements

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

                            QUARTERLY FINANCIAL DATA
                (dollars in thousands, except for per share data)
                                   (unaudited)

                                    Predecessor Company through April 30, 2002 and
                                Successor Company from May 1, 2002 to December 31, 2002               Predecessor Company
                                -------------------------------------------------------               -------------------
                                                     2002-Quarters                                  2001-Quarters (restated)
                                                     -------------                                  ------------------------

                                           Predecessor (Successor
                                             Company)   Company)
                                            1 Month    2 Months
                               (Predecessor   Ended     Ended     (Successor (Successor
                                 Company)     April     June 30,   Company)   Company)
                                 3/31/02    30, 2002     2002     9/30/02    12/31/02    3/31/01   6/30/01    9/30/01    12/31/01
                                 -------    --------     ----     -------    --------    -------   -------    -------    --------

Revenues                     $  16,683    $   5,690  $   8,719   $  13,297  $  14,601  $  22,565  $  22,641   $  23,547  $  21,513
Operating expenses (1)          32,445       11,358     19,796      25,426     25,195     48,225     47,832      50,342     41,092
                             ---------    ---------  ---------   ---------  ---------  ---------  ---------   ---------  ---------
Loss from operations           (15,762)      (5,668)   (11,077)    (12,129)   (10,954)   (25,660)   (25,191)    (26,795)   (19,579)
Net Income (loss)            $ (35,429)   $ 267,408  $ (13,010)  $ (16,644) $ (29,904)   (54,948)   (65,317)    (49,636)   (99,597)
Basic and Diluted Loss Per
Share of common stock        $   (0.61)   $    4.58  $   (0.52)  $   (0.66) $   (1.19) $   (1.11) $   (1.32)  $   (0.99) $   (1.81)
Weighted-average common
shares outstanding
during the period               58,256       58,366     25,097      25,097     25,097     49,639     49,654      50,175     55,027
Market price per share (3)
   High                      $    0.45    $   0.040  $    5.90   $    4.45  $    3.40  $    6.59  $    2.05   $    1.10  $    0.60
   Low                       $   0.055    $   0.080  $    3.60   $    0.40  $    0.65  $    1.25  $    0.38   $    0.09  $    0.05

                                            Predecessor Company
                                            2000-Quarters (restated)
                                 3/31/00     6/30/00    9/30/00    12/31/00
                                 -------     -------    -------    --------

Revenues                         $22,425     $23,945    $25,036     $24,350
Operating expenses (1)            60,324      60,026     79,841      78,480
                                  ------      ------     ------      ------
Loss from operations             (37,899)    (36,081)   (54,805)    (54,130)
Net Income (loss)                 (8,234)    (39,235)   (47,677)    (47,419)
Basic and Diluted Loss Per
Share of common stock             $(0.17)     $(0.79)    $(0.96)     $(0.96)
Weighted-average common
shares outstanding
during the period                 49,094      49,502     49,532      49,564
Market price per share (3)
   High                         $41.50      $24.31     $16.06      $14.31
   Low                          $14.25      $7.88      $10.25      $3.31



(1) Operating expenses include restructuring charges of approximately $25,000 in the second quarter of 2002, $4.7 million in the third quarter of 2001. Of the $4.7 million restructuring expense in 2001, $3.8 million was paid in 2001. Of the $0.6 million restructuring expense in 2002, $0.5 million was paid in 2002.
(2) Loss per share calculations for each of the quarters are based on the weighted average number of shares outstanding for each of the periods, and the sum of the quarters is not equal to the full year loss per share amount due to rounding.
(3) Until January 14, 2002, the Company's common stock was listed under the symbol MTNT on the Nasdaq Stock Market. The Company voluntarily delisted from the Nasdaq Stock Market on January 14, 2002 as a result of its Chapter 11 bankruptcy filing. The Company's common stock is currently traded under the symbol MNCP on the Pink Sheets. The quarterly high and low sales price represents the intra-day prices in the Nasdaq Stock Market for the Company's pre-reorganization common stock for the periods indicated for 2001 and the high and low bid prices for our pre- and post-reorganization common stock for the periods indicated. The quotations represent inter-dealer quotations, without retail markups, markdowns or commissions, and may not necessarily represent actual transactions. As of December 31, 2003, there were 11 stockholders of record of the Company's common stock.

Summary of Impact of the Restatement of Financial Statements

The revised accounting treatment described in Note 2 ("Significant Accounting Policies -- Restatement of Financial Statements") requires that certain adjustments be made to the income statements and balance sheets for the respective quarters of 2000, 2001 and the quarter ended March 31, 2002. The effect of these adjustments is illustrated in the table below. The adjustments reflected in the table below were reviewed by our independent auditor, Ehrenkrantz Sterling & Co. LLC. Certain of the adjustments are based on assumptions that we have made about the fair value of certain assets.


                                    Quarter Ended March 31,     Quarter Ended June 30,     Quarter Ended September 30,
                                          2000                      2000                          2000
                                          ----                      ----                          ----
                                         (Unaudited)                     (Unaudited)                (Unaudited)
                                  As reported    As restated     As reported  As restated   As reported     As restated
                                  -----------    -----------     -----------  -----------   -----------     -----------
(in thousands)

Net Revenue                          $22,170         $22,425         $25,689      $23,945       $26,657         $25,036
Loss from Operations                 (38,336)        (37,899)        (36,513)     (36,081)      (54,111)        (54,805)
Net Loss                              (3,994)         (8,234)        (39,667)     (39,235)      (46,983)        (47,677)
Basic and Fully Diluted EPS           $(0.08)         $(0.07)         $(0.80)      $(0.79)       $(0.95)         $(0.96)
Total Assets                       1,379,595       1,424,392       1,391,860    1,438,970     1,577,864       1,626,038
Total Liabilities                    817,674         866,569         741,883      891,064       879,221         919,523
Stockholders' Equity (Deficit )       48,189          44,091          29,492       37,920        47,927          55,798
Total Liabilities &
Stockholders' Deficit              1,379,595       1,424,392       1,391,860    1,438,970     1,577,864       1,626,038


                            Quarter Ended March 31,     Quarter Ended June 30,     Quarter Ended September 30,
                                    2001                        2001                          2001
                                    ----                        ----                          ----
                                 (Unaudited)                     (Unaudited)                (Unaudited)
                          As reported    As restated     As reported  As restated   As reported     As restated
                          -----------    -----------     -----------  -----------   -----------     -----------

(in thousands)

Net Revenue                 $23,407         $22,565         $23,657      $22,641       $24,447         $23,547
Loss from Operations        (25,217)        (25,660)        (25,224)     (25,191)      (25,933)        (26,795)
Net Loss                    (54,006)        (54,948)        (65,324)     (65,317)      (48,707)        (49,636)
Basic and Fully
Diluted EPS                  $(1.09)       $(1.11)         $(1.32)       $(1.32)        $(0.97)        $(0.99)
Total Assets                536,608         536,772         485,682      486,694       448,542         449,474
Total Liabilities           588,579         580,840         599,931      593,032       610,106         604,055
Stockholders' Deficit       (51,971)        (44,068)       (114,249)    (106,338)     (161,564)       (154,582)
Total Liabilities &
Stockholders' Deficit       536,608         536,772         485,682      486,694       448,542         449,474


                          Quarter Ended December 31,     Year Ended December 31,       Quarter Ended March 31,
                                   2001                        2001                          2001
                                   ----                        ----                          ----
                                (Unaudited)                     (Unaudited)                (Unaudited)
                         As reported    As restated     As reported  As restated   As reported     As restated
                         -----------    -----------     -----------  -----------   -----------     -----------

(in thousands)

Net Revenue                 $21,782        $21,513          $93,293     $90,265        $16,495        $16,683
Loss from Operations        (18,622)       (19,579)         (94,996)    (97,223)       (15,970)       (15,763)
Net Loss                   (124,052)       (99,597)        (292,089)   (269,497)       (32,885)       (35,430)
Basic and Fully
Diluted EPS                  $(2.25)        $(1.81)          $(5.71)     $(5.27)        $(0.56)        $(0.61)
Total Assets                209,617        240,465          209,617     240,465        177,628        205,283
Total Liabilities           485,086        471,614          485,086     471,614        485,681        471,559
Stockholders' Deficit      (275,469)      (231,149)        (275,469)   (231,149)      (308,053)      (266,277)
Total Liabilities &
Stockholders' Deficit       209,617        240,465          209,617     240,465        177,628        205,283



                                   SCHEDULE I
                        VALUATION AND QUALIFYING ACCOUNTS
          YEARS ENDED DECEMBER 31, 2000 (restated) AND 2001(restated),
    FOUR MONTHS ENDED APRIL 30, 2002 AND EIGHT MONTHS ENDED DECEMBER 31, 2002


                                                              Charged
                                                 Balance at   to Costs
                                                 Beginning      and                              Balance at End
Description                                      of Period    Expenses          Deductions          of Period
                                                 ----------   --------          ----------          ---------
Predecessor Company
-------------------
Year Ended December 31, 2000
       Allowance for doubtful accounts               $1,225      $1,668            $(1,576)               $1,317
Year Ended December 31, 2001
       Allowance for doubtful accounts               $1,317      $1,375            $(1,728)                 $964
Four Months Ended April 30, 2002
       Allowance for doubtful accounts                 $964       $(52)              $(139)                 $773
================================================================================================================
Successor Company
-----------------
Eight Months Ended December 31, 2002
       Allowance for doubtful accounts                 $773        $994              $(764)               $1,003

                                                              Charged
                                                 Balance at  to Costs
                                                 Beginning      and                              Balance at End
Description                                      of Period    Expenses          Deductions          of Period
                                                 ---------    --------          ----------          ---------
Predecessor Company
-------------------
Year Ended December 31, 2000
       Allowance for Obsolescence                       $--      $4,623            $(2,990)               $1,633
Year Ended December 31, 2001
       Allowance for Obsolescence                    $1,633      $7,891            $(2,451)               $7,073
Four Months Ended April 30, 2002
       Allowance for Obsolescence                    $7,073      $4,687              $(797)              $10,963
================================================================================================================
Successor Company
-----------------
Eight Months Ended December 31, 2002
       Allowance for Obsolescence                   $10,963        $287            $(1,699)               $9,551
