Form 10-Q
period 2003-03-31
MOTIENT CORP
filed 2004-04-26
CIK 913665

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003
                           Commission File No. 0-23044
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

                                 ---------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No[X]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No[X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Number of shares of common stock outstanding at April 15, 2004: 29,476,096

                                Introductory Note

This quarterly report on Form 10-Q relates to the quarter ended March 31, 2003. We did not file a report on Form 10-Q for this period previously because we have only recently completed our financial statements for this period.

As we have previously disclosed in prior reports, including most recently in our annual report on Form 10-K for the year ended December 31, 2002 filed on March 22, 2004, we were not able to complete our financial statements for 2002 and 2003 until we resolved the appropriate accounting treatment with respect to certain transactions that occurred in 2000 and 2001. The transactions in question involved the formation of and certain transactions with Mobile Satellite Ventures LP, or MSV, in 2000 and 2001 and the sale of certain of our transportation assets to Aether Systems, Inc. in 2000. We have resolved these accounting issues and, on March 22, 2004, we filed our annual report on Form 10-K for the year ended December 31, 2002, as well as our quarterly reports on Form 10-Q for the quarters ended June 30, 2002 and September 30, 2002. Concurrently with the filing of these reports, we also filed an amendment to our quarterly report on Form 10-Q for the quarter ended March 31, 2002 to reflect restated financial statements for such period.

We recently completed our financial statements for the quarter ended March 31, 2003 and those financial statements are included in this report. The 2002 comparative financial statements provided herein have been restated (see Note 6 of notes to consolidated financial statements, "Subsequent Events").

There have been a number of significant developments regarding Motient's business, operations, financial condition, liquidity, and outlook subsequent to March 31, 2003. Information regarding such matters is contained in this report in Note 6 ("Subsequent Events") of notes to consolidated financial statements.

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


                               MOTIENT CORPORATION
                                    FORM 10-Q
                       FOR THE PERIOD ENDED MARCH 31, 2003

                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----
                                     PART I
                              FINANCIAL INFORMATION

        Item 1. Financial Statements

               Consolidated Statements of Operations for the Three Months Ended March 31, 2003 (Successor
               Company) and the Three Months Ended March 31, 2002 (Predecessor Company)                             4

               Consolidated Balance Sheets as of March 31, 2003 (Successor Company) and December 31, 2002           5
               (Successor Company)

               Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2003            6
               (Successor Company) and the Three Months Ended March 31, 2002 (Predecessor Company)

               Notes to Consolidated Financial Statements                                                           7


        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations              38


        Item 3. Quantitative and Qualitative Disclosures about Market Risk                                         57

        Item 4. Controls and Procedures                                                                            57


                                     PART II
                                OTHER INFORMATION

        Item 1. Legal Proceedings                                                                                  62

        Item 2. Changes in Securities and Use of Proceeds                                                          62

        Item 6. Exhibits and Reports on Form 8-K                                                                   63


PART I- FINANCIAL INFORMATION
-----------------------------

                          Item 1. Financial Statements

                      Motient Corporation and Subsidiaries
                      Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (Unaudited)

                                                                                         (Restated)
                                                          Successor                      Predecessor
                                                           Company                        Company
                                                         Three Months                  Three Months
                                                         Ended March 31,               Ended March 31,
                                                             2003                           2002
                                                             ----                           ----
REVENUES
   Services and related revenue                             $ 13,563                         $ 12,467
   Sales of equipment                                            807                            4,216
                                                            --------                         --------

   Total revenues                                             14,370                           16,683

COSTS AND EXPENSES

   Cost of services and operations (exclusive of              13,654                           15,332
   depreciation and amortization below)
   Cost of equipment sold (exclusive of                          997                            4,534
   depreciation and amortization below)
   Sales and advertising                                       1,242                            3,286
   General and administrative                                  3,260                            3,522
   Restructuring Expenses                                       --                                584
   Depreciation and amortization                               5,271                            5,187
                                                            --------                         --------

   Operating loss                                            (10,054)                         (15,762)

   Interest income (expense), net                             (1,312)                          (1,739)
   Other income (loss), net                                    1,297                              837
   Loss on sale of transportation assets                        --                                (20)
   Equity in loss of Mobile Satellite Ventures                (2,325)                          (1,313)
                                                            --------                         --------
    (Loss) before reorganization items                       (12,394)                         (17,997)

    Reorganization items:
         Professional fees related to reorganization             (38)                          (4,578)
         Write off of debt financing fees                       --                            (12,975)
         Interest income                                        --                                121

   Net (loss)                                               $(12,394)                        $(35,429)
                                                            ========                         ========

Basic and diluted (loss) per share of common stock:
   Net (loss), basic and diluted                            $  (0.49)                        $  (0.61)
                                                            ========                         ========

Weighted-average Common Shares outstanding - basic
   and diluted                                                25,097                           58,256
                                                            ========                         ========

The accompanying notes are an integral part of these consolidated financial statements.

                      Motient Corporation and Subsidiaries
                           Consolidated Balance Sheets
                 (in thousands, except share and per share data)





                                                                                         Successor           Successor
                                                                                          Company             Company
                                                                                          March 31,          December 31,
                                                                                            2003               2002
                                                                                            ----               ----
        ASSETS                                                                           (Unaudited)
        CURRENT ASSETS:
   Cash and cash equivalents                                                             $   3,085           $   5,840
   Accounts receivable-trade, net of allowance for doubtful accounts of
        $1,473 at March 31, 2003 and $1,003 at December 31, 2002                             8,387               9,339
   Inventory                                                                                   873               1,077
   Due from Mobile Satellite Ventures, net                                                      54                 234
   Deferred equipment costs                                                                  3,437               2,755
   Other current assets                                                                      6,890               6,796
   Restricted cash and short-term investments                                                  332                 604
                                                                                         ---------           ---------
      Total current assets                                                                  23,058              26,645
                                                                                         ---------           ---------

PROPERTY AND EQUIPMENT, net                                                                 42,905              46,405
FCC LICENSES AND OTHER INTANGIBLES, net                                                     92,821              94,921
INVESTMENT IN AND NOTES RECEIVABLE FROM MSV                                                 30,167              32,493
DEFERRED CHARGES AND OTHER ASSETS                                                           11,560               1,757
                                                                                         ---------           ---------
      Total assets                                                                       $ 200,511           $ 202,221
                                                                                         =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                                    12,603              13,040
   Deferred equipment revenue                                                                3,435               2,861
   Deferred revenue and other current liabilities                                            8,785               5,308
   Vendor financing commitment, current                                                      1,020               1,020
   Obligations under capital leases                                                          2,782               3,031
                                                                                         ---------           ---------
      Total current liabilities                                                             28,625              25,260
                                                                                         ---------           ---------

LONG-TERM LIABILITIES
   Capital lease obligations, net of current portion                                         2,857               3,219
   Vendor financing commitment, net of current portion                                       4,452               4,927
   Notes payable, including accrued interest thereon                                        21,381              20,943
   Other long-term liabilities                                                               2,518               4,824
                                                                                         ---------           ---------
      Total long-term liabilities                                                           31,208              33,913
                                                                                         ---------           ---------
      Total liabilities                                                                     59,833              59,173
                                                                                         ---------           ---------

COMMITMENTS AND CONTINGENCIES                                                                 --                  --

STOCKHOLDERS' EQUITY:
Preferred Stock; par value $0.01; authorized 5,000,000 shares at March
   31, 2003 and December 31, 2002, no shares issued or outstanding at
   March 31, 2003 or December 31, 2002                                                        --                  --
Common Stock; voting, par value $0.01; 100,000,000 shares authorized and
25,097,256 shares issued and outstanding at March 31, 2003, and at
December 31, 2002                                                                              251                 251
Additional paid-in capital                                                                 197,814             197,814
Common stock purchase warrants                                                              14,565               4,541
Accumulated deficit                                                                        (71,952)            (59,558)
                                                                                         ---------           ---------
STOCKHOLDERS' EQUITY                                                                       140,678             143,048
                                                                                         ---------           ---------
Total liabilities and stockholders' equity                                               $ 200,511           $ 202,221
                                                                                         =========           =========

The accompanying notes are an integral part of these consolidated financial statements.

                      Motient Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                                          (Restated)
                                                                        Successor         Predecessor
                                                                         Company            Company
                                                                       Three Months      Three Months
                                                                     Ended March 31,      Ended March 31,
                                                                           2003               2002
                                                                           ----               ----

     CASH FLOWS FROM OPERATING ACTIVITIES:
              Net cash used in operating activities                     $ (2,191)           $ (9,994)

     CASH USED BY REORGANIZATION ITEMS:
              Reorganization items - professional fees                      --                (4,578)
              Professional fees accrued not paid                            --                 3,472
              Interest income                                               --                   121
                                                                        --------            --------
              Net cash used in reorganization items                         --                  (985)

     CASH FLOWS FROM INVESTING ACTIVITIES:
              Reduction in short-term or restricted investments, net         272                --
              Additions to property and equipment, net                        (6)               (494)
                                                                        --------            --------
              Net cash (used in) provided by investing                       266                (494)
              activities

     CASH FLOWS FROM FINANCING ACTIVITIES:
              Proceeds from issuance of equity securities                   --                    17
              Principal payments under capital leases                       (611)               (928)
              Principal payments under Vendor Financing                     (219)               --
                                                                        --------            --------
                   Net cash used in financing activities                    (830)               (911)

     Net (decrease) increase in cash and cash equivalents                 (2,755)            (12,384)
     CASH AND CASH EQUIVALENTS, beginning of period                        5,840              33,387
                                                                        --------            --------

     CASH AND CASH EQUIVALENTS, end of period                           $  3,085            $ 21,003
                                                                        ========            ========



The accompanying notes are an integral part of these consolidated financial statements.

                      MOTIENT CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2003
                                   (Unaudited)

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

Motient has six wholly-owned subsidiaries. Motient had a 25.5% interest (on a fully-diluted basis) in MSV as of March 31, 2003, and a 29.5% interest (on a fully-diluted basis) as of April 15, 2004. For further details regarding Motient's interest in MSV, please see "- Mobile Satellite Ventures LP" below and
Note 6 ("Subsequent Events -- Developments Relating to MSV"). Motient Communications Inc. ("Motient Communications") owns the assets comprising Motient's core wireless business, except for Motient's Federal Communications Commission ("FCC") licenses, which are held in a separate subsidiary, Motient License Inc. ("Motient License"). Motient License is a special purpose wholly-owned subsidiary of Motient Communications that holds no assets other than Motient's FCC licenses. Motient's other four subsidiaries hold no material operating assets other than the stock of other subsidiaries and Motient's interests in MSV. On a consolidated basis, we refer to Motient Corporation and its six wholly-owned subsidiaries as "Motient."

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

For a discussion of certain significant recent developments and trends in Motient's business after the end of the period covered by this report, please see Note 6 ("Subsequent Events"). The financial results for the period January 1, 2002 to April 30, 2002 are herein referred to as "Predecessor Company" results and the financial results for all periods after April 30, 2002 are referred to as "Successor Company" results.

Mobile Satellite Ventures LP

On June 29, 2000, the Company formed a joint venture subsidiary, Mobile Satellite Ventures LP (formerly known as Mobile Satellite Ventures LLC) ("MSV"), in which it owned, until November 26, 2001, 80% of the membership interests, in order to conduct research and development activities. In June 2000, the remaining 20% interests in MSV were purchased by three investors unrelated to Motient for an aggregate purchase price of $50 million. The minority investors had certain participating rights which provided for their participation in certain business decisions that were made in the normal course of business, therefore, the Company's investment in MSV has been recorded for all periods presented in the consolidated financial statements pursuant to the equity method of accounting. On November 26, 2001, Motient sold the assets comprising its satellite communications business to MSV, as part of a transaction in which certain other parties joined MSV, including TMI Communications and Company Limited Partnership ("TMI"), a Canadian satellite services provider. In this transaction, TMI also contributed its satellite communications business assets to MSV. As part of this transaction, Motient received, among other proceeds, a $15 million promissory note issued by MSV and purchased a $2.5 million convertible note issued by MSV.

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

In January 2001, MSV had filed a separate application with the FCC with respect to MSV's plans for a new generation satellite system utilizing ancillary terrestrial components, or "ATC". In January 2003, MSV's application with the FCC with respect to MSV's plans for a new generation satellite system utilizing ATC was approved by the FCC. The order granting such approval (the "ATC Order") requires that licensees, including MSV, submit a further application with the FCC to seek approval of the specific system incorporating ATC that the licensee intends to use. MSV has filed an application for ATC authority, pending the FCC's final rules and regulations. MSV has also filed a petition for reconsideration with respect to certain aspects of the ATC Order. In January 2004, certain terrestrial wireless providers petitioned the U.S. Court of Appeals for the District of Columbia to review the FCC's decision to grant ATC to satellite service providers. Oral arguments in this case are scheduled for May 2004.

As of March 31, 2003, the Company had an ownership percentage, on an undiluted basis, of approximately 48% of the common and preferred units of MSV, and approximately 55% of the common units. Assuming that all of MSV's outstanding convertible notes are converted into limited partnership units of MSV, as of March 31, 2003 Motient had a 33.3% partnership interest in MSV on an "as converted" basis giving effect to the conversion of all outstanding convertible notes of MSV, and 25.5% on a fully-diluted basis, assuming certain other investors exercise their right to make additional investment in MSV as a result of the FCC ATC application process. Included within the foregoing percentages are approximately $3.5 million of convertible notes owned by Motient.

For a discussion of certain additional recent developments regarding MSV, including recent investments in MSV, please see Note 6 ("Subsequent Events").

New Network Offerings

On March 1, 2003 Motient entered into a National Premier Dealer Agreement with T-Mobile USA. This agreement allows Motient to sell T-Mobile's third generation GSM/GPRS network subscriptions nationwide. Motient is paid for each subscriber put on to network, and can actively sell and promote wireless email and wireless Internet applications to enterprise accounts on networks with greater capacity and speed, and that are voice capable. See Note 6 ("Subsequent Events") for discussion of additional similar agreements entered into by the Company subsequent to the end of the period covered by this report.

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

The Company has taken a number of steps to reduce operating and capital expenditures in order to lower its cash burn rate and improve its liquidity position.

Reductions in Workforce. The Company undertook reductions in its workforce in March 2003 and February 2004. These actions eliminated approximately 10% (19 employees) and 32.5% (54 employees), respectively, of its then-remaining workforce. In the aggregate, the Company has reduced its work force by approximately 39% since December 31, 2002 and reduced employee and related expenditures by approximately $0.5 million per month.

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

In January 2003, the Company negotiated a deferral of approximately $2.6 million that was owed to Motorola for maintenance services provided pursuant to the Company's service agreement with Motorola. The Company issued a promissory note to Motorola for such amount, with the note to be paid off over a two-year period beginning in January 2004. Also in January 2003, the Company restructured certain of its vendor obligations to Motorola. The remaining principal obligation of approximately $3.3 million under this facility was restructured such that the outstanding amount will be paid off in equal monthly installments over a three-year period from January 2003 to December 2005. In March 2004, the amortization for both of these obligations was reduced to $100,000 in aggregate, effectively extending the amortization period for both obligations. As part of this restructuring, Motient pledged the stock of Motient License, on a second priority basis, to secure the borrowings under the Motorola promissory note and vendor financing.

In the first quarter of 2003 the Company also restructured certain of its capital lease obligations with Compaq Corporation to significantly reduce the monthly amortization requirements of these facilities on an on-going basis. As part of such negotiations, the Company agreed to fund a letter of credit in twelve monthly installments during 2003, in the aggregate amount of $1.125 million, to secure certain payment obligations. This letter of credit will be released to the Company in fifteen monthly installments beginning in July 2004, assuming no defaults have occurred and are occurring.

As part of these negotiations, the total amount of the Company's remaining principal obligations under its financing arrangements with Motorola and Compaq were not reduced. As of March 31, 2004, the aggregate principal amount of the Company's obligations to Motorola under these facilities was approximately $4.4 million, and the aggregate principal amount of its obligations to Compaq was approximately $2.9 million. See Note 3 ("Liquidity and Financing") for further discussion of these financing obligations.

Despite these initiatives, we continue to be cash flow negative, and there can be no assurances that we will ever be cash flow positive. See Note 6 ("Subsequent Events") for discussion of additional cost reduction actions taken by the Company subsequent to the end of the period covered by this report.

Changes in Management

On January 17, 2003, David H. Engvall resigned as senior vice president, general counsel and secretary.

On March 18, 2003, Brandon Stranzl resigned from the board of directors.

On March 20, 2003, Patricia Tikkala resigned as vice president and chief financial officer.

On April 17, 2003, the board of directors elected Christopher W. Downie to the position of vice president, chief financial officer and treasurer. Mr. Downie had previously been a consultant with Communication Technology Advisors LLC ("CTA"), working on Motient matters, since May 2002.

See Note 6 ("Subsequent Events") for discussion of additional management changes at the Company subsequent to the end of the period covered by this report.

2. SIGNIFICANT ACCOUNTING POLICIES

 Basis of Presentation

The accompanying financial statements have been prepared by the Company and are unaudited. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year. In the opinion of management, all adjustments (consisting of normal recurring adjustments unless otherwise indicated) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2003, and for all periods presented have been made. Footnote disclosure has been condensed or omitted as permitted in interim financial statements.

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

After consideration of the Company's debt capacity, and after extensive negotiations among parties in interest, it was agreed that Motient's reorganization capital structure should be as follows:


Notes payable to Rare Medium and CSFB                            $19.8 million
Stockholders' Equity                                             201.2 million
                                                                --------------
                                                                $221.0 million
                                                                ==============

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

The effect of the plan of reorganization and application of "fresh-start" accounting on the Predecessor Company's balance sheet as of April 30, 2002, is as follows:

                                                                     Debt
                                                                   Discharge
                                                Preconfirmation       and                                       Reorganized
                                                  Predecessor      Exchange            Fresh Start                Successor
(in thousands)                                     Company(j)      of Stock            Adjustments                  Company
                                                   ----------      --------            -----------                  -------
Assets:
Current assets
  Cash                                                $17,463                                                       $17,463
  Receivables                                          10,121                                                        10,121
  Inventory                                             8,194                               (4,352)                   3,842
  Deferred equipment costs                             11,766                              (11,766)       (e)            --
  Other current assets                                 11,443                                                        11,443
                                                       ------                               ------                   ------
     Total current assets                              58,987                              (16,118)                  42,869
Property and equipment                                 58,031                               (1,553)       (i)        56,478
FCC Licenses and other intangibles                     45,610                               56,866        (f)(i)     02,476
Goodwill                                                4,981                               (4,981)       (i)            --
Investment in and notes receivable from MSV            27,262                               26,593        (f)        53,855
Other long-term assets                                  2,864                               (1,141)       (e)         1,723
                                                        -----                              -------                   ------
    Total Assets                                     $197,735                              $59,666                 $257,401
                                                     ========                              =======                 ========

Liabilities & Stockholders' (Deficit) Equity
Liabilities Not Subject to Compromise:
Current liabilities:
   Current maturities of
      capital leases                                   $4,096                                                        $4,096
   Accounts payable - trade                             1,625                                                         1,625
   Vendor financing                                       655                                                           655
   Accrued expenses                                    15,727                                                        15,727


   Deferred revenue                                    23,284                              (18,913)       (g)(e)      4,371
                                                       ------                              --------                  ------
                                                       45,387                              (18,913)                  26,474
  Long term liabilities:
    Vendor financing                                    2,661                                                         2,661
    Capital lease obligation                            3,579                                                         3,579
    Deferred revenue                                   19,931                              (16,136)       (e)(g)      3,795


Liabilities Subject to Compromise:
   Prepetition liabilities                              8,785        (8,785)     (a)                                     --
   Senior note, including
      accrued interest thereon                        367,673      (367,673)     (b)                                     --
   Rare Medium Note, including
     accrued interest thereon                          27,030       (27,030)     (c)                                     --
                                                       ------       -------                -------               ----------
                                                      403,488      (403,488)                                             --
Rare Medium and CSFB Notes                                 --        19,750   (a)(c)                                 19,750
                                                   ----------        ------                                          ------

   Total liabilities                                  475,046      (383,738)               (35,049)                  56,259

Stockholders' (deficit) equity:
    Common stock - old                                    584          (584)     (h)                                     --
    Common stock - new                                                  251      (d)                                    251
    Additional paid-in capital                        988,531      (988,531)                                        197,814
                                                                    197,814   (d)(h)
    Common stock purchase
        warrants - old                                 93,730       (93,730)     (h)
    Common stock purchase
        warrants - new                                                3,077      (d)                                  3,077

    Deferred stock compensation                          (336)          336      (h)                                     --

    Retained (deficit) earnings                    (1,359,820)    1,359,820                 94,715                       --
                                                   -----------     (183,725)               -------                   ------
                                                                    (94,715)  (d)(h)
                                                                    183,725      (h)

Stockholders' Equity (Deficit)                       (277,311)      383,738                 94,715                  201,142
                                                     ---------      -------                 ------                  -------
Total Liabilities & Stockholders' Equity
(Deficit)                                            $197,735     $      --                $59,666                 $257,401
                                                     ========     =========                =======                 ========


(a)      Represents the cancellation of the following liabilities:
           i.    Amounts due to Boeing                                    $1,533
           ii.   Amounts due to CSFB                                       2,000
           iii.  Amounts due to JP Morgan Chase                            1,550
           iv.   Amounts due to Evercore Partners LP ("Evercore")          1,948
           v.    Amounts due to the FCC                                    1,003
           vi.   Other amounts                                               751
                                                                        --------
                                                                          $8,785

           Liabilities were cancelled in exchange for the following:
                    a.   97,256 shares of new Motient common stock,
                    b.   a note to CSFB in the amount of $750 and
                    c. a warrant to Evercore Partners to purchase 343,450 shares of new Motient common stock, and
                    d.   a note to Rare Medium in the amount of $19,000.
(b) Represents the cancellation of the senior notes in the amount of $367,673, including interest threron, in exchange for 25,000,000 shares of new Motient common stock. Certain of the Company's other creditors received an aggregate of 97,256 shares of the Company's common stock in settlement for amounts owed to them.
(c) Represents the cancellation of $27,030 of notes due to Rare Medium, including accrued interest thereon, in exchange for a new note in the amount of $19,000. The Company also issued CSFB a note in the principal amount of $750 for certain investment banking services.
(d)  Represents the issuance of the following:
          i.   25,097,256 shares of new Motient common stock.
          ii. warrants to the holders of pre-reorganization common stock to purchase an aggregate of approximately 1,496,512 shares of common stock, with such warrants being valued at approximately $1,100.
          iii. a warrant to purchase up to 343,450 shares of common stock to Evercore, valued at approximately $1,900. The retained earnings adjustment includes the gain on the discharge of debt of $183,725.
(e) Represents the write off of deferred equipment costs of $12,907 and deferred equipment revenue of $12,907 since there is no obligation to provide future service post-"fresh start".
(f) To reflect the step-up in assets in accordance with the reorganization value and valuations performed.
(g) Represents the write off of the deferred gain associated with the Company's sale of its satellite assets to MSV in November 2001 and the write-off of the unamortized balance of the $15,000 perpetual license sold to Aether in November 2000, both of which total approximately $22,142, since there is no obligation to provide future service post-"fresh start".
(h) To record the cancellation of the Company's pre-reorganization equity and to reverse the gain on extinguishment of debt of $183,725 and the gain on fair market adjustment of $94,715.
(i) To record the valuation and resulting increase of customer intangibles of approximately $11,501 and frequencies of $45,365. The reduction of $4,981 is due to a write-off of goodwill. The reduction of property and equipment relates to a subsequent reduction in the carrying value of certain software from $4,942 to $3,389 and the reduction to inventory from $8,194 to $3,842 to its net realizable value.
(j) The balances do not match the balances in the Company's Plan of Reorganization due to subsequent audit adjustments.


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

Allocation of initial proceeds from MSV formation transactions in June 2000. In the June 2000 transaction with MSV, Motient Services received $44 million from MSV. This amount represented payments due under a research and development agreement, a deposit on the purchase of certain of Motient's assets at a future date, and payment for a right for certain of the investors in MSV to convert their ownership in MSV into shares of common stock of Motient. Since the combined fair value of the three components exceeded $44 million, based on valuations of each component, Motient initially allocated the $44 million of proceeds first to the fair value of the research and development agreement and then the remaining value to the asset deposit and investor conversion option based on their relative fair values. Upon review, Motient revised its initial accounting treatment and allocated the $44 million of proceeds first to the investor conversion option based on its fair value, and the remainder to the research and development agreement and asset deposit based on their relative fair values. The effect of this reallocation increased shareholders' equity at the time of the initial recording by $12 million, as well as reduced subsequent service revenue by $2.3 million and $4 million in 2000 and 2001, respectively, as a result of the lower recorded value allocated to the research and development agreement. All remaining unamortized balances were written off as part of the gain on the sale of the satellite assets.

Recording of suspended losses associated with MSV in fourth quarter of 2001. In November 2001, when the asset sale described in Note 13 of notes to consolidated financial statements in each of Motient's annual reports on Form 10-K for the fiscal years ended December 2000 and 2001 was consummated, Motient and MSV amended the asset purchase agreement, with Motient agreeing to take a $15 million note as part of the consideration for the sale of the assets to MSV. Additionally, at the time of this transaction, Motient purchased a $2.5 million convertible note issued by MSV. As Motient had no prior basis in its investment in MSV, Motient had not recorded any prior equity method losses associated with its investment in MSV. When Motient agreed to take the $15 million note as partial consideration for the assets sold to MSV, Motient recorded its share of the MSV losses that had not been previously recognized by Motient ($17.5 million), having the effect of completely writing off the notes receivable in 2001.

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

Allocation of proceeds from the sale of the transportation business to Aether in November 2000. Motient received approximately $45 million for the sale of its retail transportation business assets and assumption of its liabilities to Aether. This consisted of $30 million for the assets, of which $10 million was held in an escrow account that was subsequently released in the fourth quarter of 2001 upon the satisfaction of certain conditions, and $15 million for a perpetual license to use and modify any intellectual property owned or licensed by Motient in connection with the retail transportation business. In the fourth quarter of 2000, Motient recognized a gain of $8.9 million, which represented the difference between the net book value of the assets sold and the $20 million cash portion of the purchase price for the assets received at closing. Motient recognized an additional $8.3 million gain in the fourth quarter of 2001 when the additional $10 million of proceeds were released from escrow. The $1.7 million difference between the proceeds received and the gain recognized is a result of pricing modifications that were made at the time of the release of the escrow plus certain compensation paid to former employees of the transportation business as a result of certain performance criteria having been met.

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

Summary of Impact of the Restatement

The revised accounting treatment described above required that certain adjustments be made to the income statement and balance sheet for the quarter ended March 31, 2002. The effect of these adjustments is illustrated in the table below. Certain of the adjustments are based on assumptions that we have made about the fair value of certain assets.


                                            Quarter Ended
                                              March 31,
                                                 2002
(in thousands)
Statement of operations data
----------------------------
Net Revenue, as previously reported                $16,495
   Adjustments                                         188
                                                       ---
As restated                                        $16,683
                                                   =======

Net Operating Loss, as previously reported       $(15,970)
   Adjustments                                         208
                                                       ---
As restated                                      $(15,762)
                                                 =========

Net Loss, as previously reported                 $(32,885)
   Adjustments                                     (2,544)
                                                   -------
As restated                                      $(35,429)
                                                 =========

Basic and Fully Diluted Loss Per Share of
Common Stock, as previously reported               $(0.56)
   Adjustments                                      (0.05)
                                                    ------
As restated                                        $(0.61)
                                                   =======

Balance sheet data
------------------
Total Assets, as previously reported              $177,628
   Adjustments                                      27,654
                                                    ------
As restated                                       $205,282
                                                  ========

Total Liabilities, as previously reported         $485,681
   Adjustments                                    (14,122)
                                                  --------
As restated                                       $471,559
                                                  ========

Stockholders' Equity, as previously
reported                                        $(308,053)
   Adjustments                                      41,776
                                                    ------
As restated                                     $(266,277)
                                                 =========

Total Liabilities & Stockholders' Equity,
as previously reported                            $177,628
   Adjustments                                      27,654
                                                    ------
As restated                                       $205,282
                                                  ========

Consolidation

The consolidated financial statements include the accounts of Motient and its wholly-owned subsidiaries. All significant inter-company transactions and accounts have been eliminated.

Cash Equivalents

The Company considers highly liquid investments with original or remaining maturities at the time of purchase of three months or less to be cash equivalents

Short-term Investments

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

Concentrations of Credit Risk

For the three months ended March 31, 2003, four customers accounted for approximately 45% of the Company's service revenue, with two customers, United Parcel Service of America, Inc. ("UPS") and SkyTel Communications, Inc. ("SkyTel"), each accounting for more than 15%. For the three months ended March 31, 2002, four customers accounted for approximately 45% of the Company's service revenue, with two of those customers, UPS and SkyTel, each accounting for more than 15%. SkyTel accounted for approximately 11% of the Company's accounts receivable at March 31, 2003.

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

Investment in MSV and Note Receivable from MSV

The Company determined that certain adjustments to our historical financial information for 2000, 2001 and 2002 were required to reflect the effects of several complex transactions, including the formation of, and transactions with, MSV. Please see the Company's Form 8-K dated March 14, 2003 for a complete discussion of such adjustments.

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

For the three months ended March 31, 2003, MSV had revenues of $7.2 million, operating expenses of $6.6 million and a net loss of $ 6.6 million. For the three months ended March 31, 2002, MSV had revenues of $6.9 million, operating expenses of $7.0 million and a net loss of $ 7.2 million. For information regarding recent developments involving MSV, please see Note 6 ("Subsequent Events").

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

The Company has generated significant net operating losses for tax purposes through March 31, 2003; however, it has had its ability to utilize these losses limited on two occasions as a result of transactions that caused a change of control in accordance with the Internal Revenue Service Code Section 382. Additionally, since the Company has not yet generated taxable income, it believes that its ability to use any remaining net operating losses has been greatly reduced; therefore, the Company has established a valuation allowance for any benefit that would have been available as a result of the Company's net operating losses.

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

In December 2003, the Staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 104 (SAB 104), "Revenue Recognition," which supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple-element revenue arrangements and to rescind the SEC's "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" (FAQ) issued with SAB 101. Selected portions of the FAQ have been incorporated into SAB 104. The adoption of SAB 104 will not have a material impact on the Company's revenue recognition policies.

Property and Equipment

Property and equipment are recorded at cost for the Predecessor Company and adjusted for impairment, and includes "fresh-start" adjustments for the Successor Company. Property and equipment are depreciated over its useful life using the straight-line method. Assets recorded as capital leases are amortized over the shorter of their useful lives or the term of the lease. The estimated useful lives of office furniture and equipment vary from two to ten years, and the network equipment is depreciated over seven years. The Company has also capitalized certain costs to develop and implement its computerized billing system. These costs are included in property and equipment and are depreciated over three years. Repairs and maintenance do not significantly increase the utility or useful life of an asset and are expensed as incurred.

Property and equipment consists of the following:

                                                          March 31,
                                                            2003
                                                            ----
Network equipment                                         $48,821
Office equipment and furniture                              4,862
Construction in progress                                    1,041
                                                            -----
                                                           54,724
Less accumulated depreciation and amortization            (11,819)
                                                          -------
Property and equipment, net                               $42,905
                                                          =======

The Company recorded depreciation expense for the three months ended March 31, 2003 of $3.2 million. The Company has assets under capital lease as of March 31, 2003 of $6.0 million.

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

Options to purchase 1,477,050 shares of the Company's common stock were outstanding at March 31, 2003 under the Company's 2002 Stock Option Plan. Options to purchase 2,683,626 shares of the Predecessor Company's stock were outstanding at March 31, 2002. These options were cancelled as part of the Company's reorganization.

In March 2003, the Company's board of directors approved the reduction in the exercise price of all of the outstanding stock options from $5.00 per share to $3.00 per share. The repricing will require that all options be accounted for in accordance with variable plan accounting, which requires that the value of these options are measured at their intrinsic value and any change in that value be charged to the income statement each quarter based on the difference (if any) between the intrinsic value and the then-current market value of the common stock. The other options are accounted for as a fixed plan and in accordance with intrinsic value accounting, which requires that the excess of the market price of stock over the exercise price of the options, if any, at the time that both the exercise price and the number of options are known be recorded as deferred compensation and amortized over the option vesting period. As of the date of the grant, the option price per share was in excess of the market price; therefore, these options are not deemed to have any value and no expense has been recorded to date.

See Note 6 ("Subsequent Events") for further discussion of stock based compensation subsequent to the end of the period covered by this report.

Segment Disclosures

In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company had one operating segment: its core wireless business. The Company provides its core wireless business to the continental United States, Alaska, Hawaii and Puerto Rico. The following summarizes the Company's core wireless business revenue by major market categories:


                                     Successor Company      Predecessor Company
                                        (Unaudited)             (Unaudited)
                                     Three Months Ended     Three Months Ended
                                       March 31, 2003         March 31, 2002
                                       --------------         --------------
Summary of Revenue                                              (restated)
------------------
(in millions)
Wireless Internet                           $7.1                     $4.1
Field services                               3.2                      4.3
Transportation                               2.6                      3.0
Telemetry                                    0.6                      0.7
All Other                                    0.1                      0.4
                                             ---                      ---
   Service Revenue                          13.6                     12.5
   Equipment Revenue                         0.8                      4.2
                                             ---                      ---
    Total                                  $14.4                    $16.7
                                           =====                    =====

The Company does not measure ultimate profit and loss or track its assets by these market categories.

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

Options and warrants to purchase shares of common stock were not included in the computation of loss per share as the effect would be antidilutive for all periods. As a result, the basic and diluted earnings per share amounts for all periods presented are the same. As of March 31, 2003, there were warrants to acquire approximately 5,464,962 shares of common stock and options outstanding for 1,477,050 shares that were not included in this calculation because of their antidilutive effect for the three months ended March 31, 2003. For the three month period ended March 31, 2002, all options and warrants had exercise prices in excess of the fair market value of the Company's common stock, and thus options and warrants were not factored into the per share calculation. Options to purchase 2,683,626 shares and warrants to purchase 7,759,760 shares of the Predecessor Company's stock were outstanding at March 31, 2002. These options and warrants were cancelled as part of the Company's reorganization.

New Accounting Pronouncements

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

In January 2003 (and revised in December 2003), the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities -- An Interpretation of ARB No. 51," which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 provides guidance related to identifying variable interest entities (previously known generally as special purpose entities, or SPEs) and determining whether such entities should be consolidated. FIN No. 46 must be applied immediately to variable interest entities created or interests in variable interest entities obtained, after January 31, 2003. For those variable interest entities created or interests in variable interest entities obtained on or before January 31, 2003, the guidance in FIN No. 46 must be applied in the first fiscal year or interim period beginning after June 15, 2003. The Company has reviewed the implications that adoption of FIN No. 46 would have on our financial position and results of operations and does not expect it to have a material impact.

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

Related Parties

The Company made payments of $170,000 to related parties for service-related-obligations for the three-month period ended March 31, 2003, as compared to no payments made in the three-month period ended March 31, 2002. The Company did not receive any payments from related parties during the three-months ended March 31, 2003 and March 31, 2002. As of March 31, 2003, the Company had a net due from related parties in the amount of $0.5 million.

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

The Company's liquidity constraints have been exacerbated by weak revenue growth since emerging from bankruptcy protection, due to a number of factors including the weak economy generally and the weak telecommunications and wireless sector specifically, the financial difficulty of several of the Company's key resellers, on whom the Company relies for a majority of its new revenue growth, the loss of UPS as a primary customer and the Company's continued limited liquidity which has hindered efforts at demand generation.

In addition to cash generated from operations, the Company holds a $15 million promissory note issued by MSV in November 2001. This note matures in November 2006, but may be fully or partially repaid prior to maturity, subject to certain conditions and priorities with respect to payment of other indebtedness, in certain circumstances involving the consummation of additional investments in MSV. Under the terms of the Company's $19.75 million of notes issued to Rare Medium and CSFB in connection with its Plan of Reorganization, in certain circumstances the Company must use 25% of any proceeds from the repayment of the $15 million note from MSV to repay the Rare Medium and CSFB notes, on a pro-rata basis. For a discussion of certain recent developments regarding MSV, please see
Note 6 ("Subsequent Events"). There can be no assurance that the balance of the MSV note will be repaid prior to maturity, or at all.

The Company's future financial performance will depend on its ability to continue to reduce and manage operating expenses, as well as its ability to grow revenue. The Company's future financial performance could be negatively affected by unforeseen factors and unplanned expenses.

The Company continues to pursue all potential funding alternatives. Among the alternatives for raising additional funds are the issuance of debt or equity securities, other borrowings under secured or unsecured loan arrangements, and sales of assets. There can be no assurance that additional funds will be available to the Company on acceptable terms or in a timely manner. The Company's credit facility also has certain terms and conditions, subject to limits and waivers, that restrict the Company's ability to issue additional debt securities and use the proceeds from the sale of assets. The Company also recently completed a sale of $23.2 million of its common stock in April 2004 that may limit its ability to raise certain forms of capital in the future. There can be no assurance that these restrictions will be waived or reduced to allow the Company to access additional funding. For additional information, please see Note 6 ("Subsequent Events")

The Company's projected cash requirements are based on certain assumptions about its business model and projected growth rate, including, specifically, assumed rates of growth in subscriber activations and assumed rates of growth of service revenue. While the Company believes these assumptions are reasonable, these growth rates continue to be difficult to predict and there is no assurance that the actual results that are experienced will meet the assumptions included in the Company's business model and projections. If the future results of operations are significantly less favorable than currently anticipated, the Company's cash requirements will be more than projected, and it may require additional financing. The type, timing and terms of financing that the Company obtains will be dependent upon its cash needs, the availability of financing sources and the prevailing conditions in the financial markets. The Company cannot guarantee that additional financing sources will be available at any given time or available on favorable terms.

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

Debt Obligations & Capital Leases

The following table outlines the Company debt obligations and capital leases as of March 31, 2003.


                                                                 Successor Company
                                                                    (Unaudited)
                                                                   March 31, 2003
                                                                   --------------
                                                                   (in thousands)
                Senior Notes, net of discount                              --
                Rare Medium note payable due 2005, including          $20,569
                accrued  interest thereon
                CSFB note payable due 2005, including                     812
                accrued interest thereon
                Vendor financing                                        5,472
                Obligations under Capital leases                        5,639
                                                                        -----
                                                                       32,492
                Less current maturities                                 3,802
                                                                        -----
                Long-term debt                                        $28,690
                                                                      -------

The following table reflects the maturity of these obligations over the next five years.


                                                                    Less then               After 5
                                                             Total   1 year      1-4 years    years
                                                             -----   ------      ---------    -----
(in thousands)
Notes Payables                                             $21,381      $   --     $21,381      $--
Capital lease obligations, including interest thereon        5,639       2,782       2,857       --
Vendor financing commitment                                  5,472       1,020       4,452       --
                                                            ------      ------      ------     ----
  Total Contractual Cash Obligations                       $32,492      $3,802     $28,690      $--


Rare Medium Notes: Under the Company's Plan of Reorganization, the Rare Medium notes were cancelled and replaced by a new note in the principal amount of $19.0 million. The new note was issued by a new subsidiary of Motient Corporation that owns 100% of Motient Ventures Holding Inc., which owns all of the Company's interests in MSV. The new note matures on May 1, 2005 and carries interest at 9%. The note allows the Company to elect to accrue interest and add it to the principal, instead of paying interest in cash. The note requires that it be prepaid using 25% of the proceeds of any repayment of the $15 million note receivable from MSV. Please see Note 6 ("Subsequent Events") for further information with regards to certain payments made on these notes subsequent to the period covered by this report.

CSFB $750,000 Note: Under the Company's Plan of Reorganization, the Company issued a note to CSFB, in satisfaction of certain claims by CSFB against Motient, in the principal amount of $750,000. The new note was issued by a new subsidiary of Motient Corporation that owns 100% of Motient Ventures Holdings Inc., which owns all of the Company's interests in MSV. The new note matures on May 1, 2005 and carries interest at 9%. The note allows the Company to elect to accrue interest and add it to the principal, instead of paying interest in cash. The Company must use 25% of the proceeds of any repayment of the $15 million note receivable from MSV to prepay the CSFB note. Please see Note 6 ("Subsequent Events") for further information with regards to certain payments made on these notes subsequent to the period covered by this report.

Vendor Financing and Promissory Notes: Motorola had entered into an agreement with the Company to provide up to $15 million of vendor financing, to finance up to 75% of the purchase price of network base stations. Loans under this facility bear interest at a rate equal to LIBOR plus 7.0% and are guaranteed by the Company and each subsidiary of Motient Holdings. The terms of the facility require that amounts borrowed be secured by the equipment purchased therewith. Advances made during a quarter constitute a loan, which is then amortized on a quarterly basis over three years. These balances were not impacted by the Company's Plan of Reorganization. In January 2003, we restructured the then-outstanding principal under this facility of $3.5 million, with such amount to be paid off in equal monthly installments over a three-year period from January 2003 to December 2005. In January 2003, we also negotiated a deferral of approximately $2.6 million that was owed for maintenance services provided pursuant to a separate service agreement with Motorola, and we issued a promissory note for such amount, with the note to be paid off over a two-year period beginning in January 2004. The interest rate on this promissory note is LIBOR plus 4%. In March 2004, we further restructured both the vendor financing facility and the promissory note, primarily to extend the amortization periods for both the vendor financing facility and the promissory note. We will amortize the combined balances in the amount of $100,000 per month beginning in March

2004. We also agreed that interest would accrue on the vendor financing facility at LIBOR plus 4%. As part of this restructuring, we agreed to grant Motorola a second lien (junior to the lien held by the lenders under our term credit facility) on the stock of Motient License. This pledge secures our obligations under both the vendor financing facility and the promissory note.

Capital Leases: As of March 31, 2003, approximately $5.5 million was outstanding under a capital lease for network equipment with Hewlett-Packard Financial Services Company ("Hewlett-Packard"), which has subsequently been purchased by Compaq Corporation. The lease has an effective interest rate of 12.2%. In January 2003, this agreement was restructured to provide for a modified payment schedule. We also negotiated a further extension of the repayment schedule that became effective upon the satisfaction of certain conditions, including our funding of a letter of credit in twelve monthly installments beginning in 2003, in the aggregate amount of $1.125 million, to secure our payment obligations. The letter of credit will be released in fifteen equal installments beginning in July 2004, assuming no defaults have occurred or are occurring. As of March 31, 2003, $0.1 million was outstanding under a capital lease for corporate telecommunications equipment with Avaya Financial Services.

Sources of Funding

In addition to cash generated from operations, the Company's primary source of funding as of March 31, 2003 was a $12.5 million term credit facility. Please see Note 6 ("Subsequent Events") for further information with regards to repayment of outstanding amounts under this facility and additional liquidity events for the Company.

$12.5 Million Term Credit Facility: On January 27, 2003, the Company's wholly-owned subsidiary, Motient Communications, closed a $12.5 million term credit agreement with a group of lenders, including several of the Company's existing stockholders. The lenders include the following entities or their affiliates: M&E Advisors, L.L.C., Bay Harbour Partners, York Capital and Lampe Conway & Co. York Capital is affiliated with James G. Dinan. Bay Harbour Management and James G. Dinan each hold 5% or more of Motient's common stock. The lenders also include Gary Singer, directly or through one or more entities. Gary Singer is the brother of Steven G. Singer, one of our directors.

The table below shows, as of April 15, 2004 the number of shares of Motient common stock beneficially owned by the following parties to the term credit agreement, based solely on filings made by such parties with the SEC:

         Name of Beneficial Owner           Number of Shares
         ------------------------           ----------------
         Bay Harbour Management, L.C.          3,217,396
         JGD Management Corp.                  2,276,445(1)
         James G. Dinan                        2,276,445

          (1) JGD Management Corp and James G. Dinan share beneficial ownership with respect to the 2,276,445 shares of our common stock. Mr. Dinan is the president and sole stockholder of JGD Management Corp, which manages the other funds and accounts that hold our common stock over which Mr. Dinan has discretionary investment authority.

Under the credit agreement, the lenders have made commitments to lend Motient Communications up to $12.5 million. The commitments are not revolving in nature and amounts repaid or prepaid may not be reborrowed. Borrowing availability under Motient's $12.5 million term credit facility terminated on December 31, 2003. On March 16, 2004, Motient Communications entered into an amendment to the credit facility which extended the borrowing availability period until December 31, 2004. As part of this amendment, Motient Communications provided the lenders with a pledge of all of the stock of a newly-formed special purpose subsidiary of Motient Communications, Motient License, which holds all of Motient's FCC licenses formerly held by Motient Communications.

Under this facility, the lenders have agreed to make loans to Motient Communications through December 31, 2004 upon Motient Communications' request no more often than once per month, in aggregate principal amounts not to exceed $1.5 million for any single loan, and subject to satisfaction of other conditions to borrowing, including certain financial and operating covenants, contained in the credit agreement. As of April 1, 2004, the Company had borrowed $6.0 million under this facility, all of which has since been repaid, and may not be re-borrowed

Each loan borrowed under the credit agreement has a term of three years. Loans carry interest at 12% per annum. Interest accrues, compounding annually, from the first day of each loan term, and all accrued interest is payable at each respective loan maturity, or, in the case of mandatory or voluntary prepayment, at the point at which the respective loan principal is repaid. Loans may be prepaid at any time without penalty.

The obligations of Motient Communications under the credit agreement are secured by a pledge of all the assets owned by Motient Communications that can be pledged as security (including, but not limited to Motient Communication's shares in Motient License) and are not already pledged under certain other existing credit arrangements, including under Motient Communications' credit facility with Motorola and Motient Communications' equipment leasing agreement with Compaq Corporation. Motient Communications owns, directly or indirectly, all of the Company's assets relating to its terrestrial wireless communications business. In addition, Motient and its wholly-owned subsidiary, Motient Holdings Inc., have guaranteed Motient Communications' obligations under the credit agreement, and the Company has delivered a pledge of the stock of Motient Holdings Inc., Motient Communications, Motient Services and Motient License to the lenders. In addition, upon the repayment in full of the outstanding $19,750,000 in senior notes due 2005 issued by MVH Holdings Inc. to Rare Medium and CSFB in connection with the Company's approved Plan of Reorganization, the Company will pledge the stock of MVH Holdings Inc. to the lenders.

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

On March 16, 2004, in connection with the execution of the amendment to our credit agreement, we issued warrants to the lenders to purchase, in the aggregate, 1,000,000 shares of our common stock. The exercise price of the warrants is $4.88 per share. The warrants were immediately exercisable upon issuance and have a term of five years. The warrants will be valued using a Black-Scholes pricing model and will be recorded as a debt discount and will be amortized as additional interest expense over three years, the term of the related debt. The warrants are also subject to a registration rights agreement. Under such agreement, we agreed to file a registration statement to register the shares underlying the warrants upon the request of a majority of the warrant holders, or in conjunction with the filing of a registration statement in respect of shares of common stock of the Company held by other holders. We will bear all the expenses of such registration. In connection with the amendment, we are also required to pay commitment fees to the lenders of $320,000, which were added to the principal balance of the credit facility at closing. These fees will be recorded on our balance sheet and will be amortized as additional interest expense over three years, the term of the related debt.

In each of April, June and August 2003 and March of 2004, the Company made draws under the credit agreement in the amount of $1.5 million for an aggregate amount of $6.0 million. The Company used such funds to fund general working capital requirements of operations.

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

For further information regarding the pay down of balances under this term credit facility, please see Note 6 "Subsequent Events". For further details regarding the term credit facility, please see our annual report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 22, 2004, and the exhibits attached thereto.

4. COMMITMENTS AND CONTINGENCIES

As of March 31, 2003, the Company had $1.5 million of outstanding commitments to purchase inventory from Research in Motion.

UPS, the Company's largest customer as of December 31, 2002 and March 31, 2003, has substantially completed its migration to next generation network technology, and its monthly airtime usage of the Company's network has declined significantly. There are no minimum purchase requirements under the Company's contract with UPS and the contract may be terminated by UPS on 30 days' notice at which point any remaining prepayment would be required to be repaid. While the Company expects that UPS will remain a customer for the foreseeable future, over time the Company expects that the bulk of UPS' units will migrate to another network. As of March 31, 2004, UPS had approximately 4,260 active units on Motient's network.

Until June of 2003, UPS had voluntarily maintained its historical level of payments to mitigate the near-term revenue and cash flow impact of its recent and anticipated continued reduced network usage. However, beginning in July of 2003, the revenues and cash flow from UPS declined significantly. Also, due to a separate arrangement entered into in 2002 under which UPS prepaid for network airtime to be used by it in 2004, the Company does not expect that UPS will be required to make any cash payments to the Company in 2004 for service to be provided in 2004. If UPS does not make any cash payments to the Company in 2004, the Company's cash flows from operations in 2004 will decline, and its liquidity and capital resources could be materially and negatively affected. As of March 31, 2004, UPS has not been required to make any cash payments to the Company in 2004 for service provided in 2004, and the value of the Company's remaining airtime service obligations to UPS in respect of the prepayment was approximately $4.5 million. The Company is planning a number of initiatives to offset the loss of revenue and cash flow from UPS, including the following:

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

From time to time, Motient is involved in legal proceedings in the ordinary course of our business operations. Although there can be no assurance as to the outcome or effect of any legal proceedings to which Motient is a party, Motient does not believe, based on currently available information, that the ultimate liabilities, if any, arising from any such legal proceedings would have a material adverse impact on our business, financial condition, results of operations or cash flows. There have been no developments since the prior descriptions in our annual report on Form 10-K for the year ended December 31, 2002, and the "Legal Proceedings" section included therein. For a discussion of legal matters after the end of the period covered by this report, please see
Note 6 ("Subsequent Events").

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

On February 10, 2003, approximately 60 entities filed comments to the proposal submitted to the FCC on December 24, 2002. Several of the comments addressed the issue of comparable 800 MHz spectrum for Economic Area ("EA") and the need to avoid recreating the 800 MHz interference situation when Nextel integrates its 900 MHz spectrum into its integrated dispatch enhanced network, or iDEN. Reply comments, which were due February 25, 2003, included comments urging the FCC to conduct its own analysis of the adequacy of the interference protection proposed in the plan. In mid-April 2003, the FCC's Office of Engineering and Technology ("OET") sent a letter to several manufacturers requesting additional practical, technical and procedural solutions or information that may have yet to be considered. Responses were due May 8, 2003. Upon reviewing the filed comments, OET has indicated that other technical solutions were possible and were being reviewed by the FCC. To date, no action has been taken by the FCC. The Company cannot assure you that its operations will not be affected by this proceeding. For a discussion of regulatory matters after the end of the period covered by this report, please Note 6 ("Subsequent Events").

6.  SUBSEQUENT EVENTS

Sale of Common Stock

On April 7, 2004, Motient sold 4,215,910 shares of its common stock at a price of $5.50 per share for an aggregate purchase price of $23,187,505 to The Raptor Global Portfolio Ltd., The Tudor BVI Global Portfolio, Ltd., The Altar Rock Fund L.P., Tudor Proprietary Trading, L.L.C., Highland Crusader Offshore Partners, L.P., York Distressed Opportunities Fund, L.P., York Select, L.P., York Select Unit Trust, M&E Advisors L.L.C., Catalyst Credit Opportunity Fund, Catalyst Credit Opportunity Fund Offshore, DCM, Ltd., Greywolf Capital II LP and Greywolf Capital Overseas Fund and LC Capital Master Fund. The sale of these shares was not registered under the Securities Act of 1933, as amended (the "Securities Act") and the shares may not be sold in the United States absent registration or an applicable exemption from registration requirements. The shares were offered and sold pursuant to the exemption from registration afforded by Rule 506 under the Securities Act and/or Section 4(2) of the Securities Act. In connection with this sale, the Company signed a registration rights agreement with the holders of these shares. Among other things, this registration rights agreement requires the Company to file and cause to make effective a registration statement permitting the resale of the shares by the holders thereof. Motient also issued warrants to purchase an aggregate of 1,053,978 shares of its common stock to the investors listed, at an exercise price of $5.50 per share. These warrants will vest if and only if Motient does not meet certain deadlines between June and November, 2004, with respect to certain requirements under the registration rights agreement. If the warrants vest, they may be exercised by the holders thereof at any time through June 30, 2009.

In connection with this sale, Motient issued to Tejas Securities Group, Inc., Motient's agent for the sale, warrants to purchase 1,000,000 shares of its common stock. The exercise price of these warrants is $5.50 per share. The warrants are immediately exercisable upon issuance and have a term of ten years. Motient also paid Tejas Securities Group, Inc. a placement fee of $350,000 at closing. The warrants will be valued using a Black-Scholes pricing model.

Credit Facility Repayment

On April 13, 2004, Motient repaid all principal amounts due under its Credit Facility, including accrued interest thereon, in an amount of $6.7 million. The remaining availability under the Credit Facility of $5.8 million will remain available for borrowing to the Company until December 31, 2004, subject to the lending conditions in the agreement.

Cost Reduction Actions

The Company has taken a number of steps after the end of the period covered by this report to reduce operating and capital expenditures in order to lower its cash burn rate.

Reductions in Workforce. The Company undertook a reduction in its workforce February 2004. This action eliminated approximately 32.5% (54 employees) of its then-remaining workforce.

Network Rationalization. The Company is in the process of assessing its wireless data network in a coordinated effort to reduce network operating costs. One aspect of this rationalization encompasses reducing unneeded capacity across the network by deconstructing un-profitable base stations. In certain instances, the geographic area that the network serves may be reduced by this process. The full extent of the changes to network coverage have yet to be determined.

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

Stock Option Plan

In July 2003, the compensation and stock option committee of the Company's board of directors, acting pursuant to the Company's 2002 stock option plan, granted 26 employees and officers options to purchase an aggregate of 470,000 shares of the Company's common stock at a price of $5.15 per share. In September 2003, one additional employee received a grant for 25,000 shares of the Company's common stock at a price of $5.65 per share. One-half of each option grant vests with the passage of time and the continued employment of the recipient, in three equal increments, on the first, second and third anniversary of the date of grant. The other half of each grant will either vest or be rescinded based on the performance of the Company in 2003. The compensation and stock option committee of the Company's board of directors has not yet made a determination regarding whether the 2003 performance criteria were satisfied. If vested and not exercised, the options will expire on the 10th anniversary of the date of grant.

Developments Relating to MSV

On August 21, 2003, two investors in MSV (excluding Motient) invested an additional $3.7 million in MSV in exchange for Class A preferred units of limited partnership interests in MSV. MSV used the proceeds from this investment to repay other indebtedness that is senior in its right of repayment to Motient's promissory note. Under the terms of MSV's amended and restated investment agreement, these investors had the option of investing an additional $17.6 million in MSV by December 31, 2003; however, if, prior to this time, the FCC had not issued a decision addressing MSV's petition for reconsideration with respect to the ATC Order, the option was automatically extended to March 31, 2004. As of the closing of the initial investment on August 21, 2003, Motient's percentage ownership of MSV was approximately 46.5% on an undiluted basis, 32.6% on an "as converted" basis giving effect to the conversion of all outstanding convertible notes of MSV and 29.5% on a fully diluted basis.

On April 2, 2004, the above-mentioned additional $17.6 million investment was consummated. In connection with this investment, MSV's amended and restated investment agreement was amended to provide that of the total $17.6 million in proceeds, $5.0 million was used to repay certain outstanding indebtedness of MSV, including $2.0 million of outstanding interest and principal under the $15.0 million promissory note issued to Motient by MSV. Motient was required to use 25% of the $2 million it received in this transaction, or $500,000, to make prepayments under its existing notes owed to Rare Medium Group, Inc. and Credit Suisse First Boston. The remainder of the proceeds from this investment will be used for general corporate purposes by MSV. As of the closing of the initial investment on April 2, 2004, Motient's percentage ownership of MSV was approximately 46.5% on an undiluted basis, 32.6% on an "as converted" basis giving effect to the conversion of all outstanding convertible notes of MSV and 29.5% on a fully diluted basis.

Agreements with Communication Technology Advisors LLC

Communications Technology Advisors, LLC ("CTA") is a consulting and private advisory firm specializing in the technology and telecommunications sectors. It had previously acted as the spectrum and technology advisor to the official committee of unsecured creditors in connection with the Company's bankruptcy proceedings. In May 2002, the Company entered into a consulting agreement with CTA under which CTA provided consulting services to the Company. Since September 2002, the Company has extended its consulting agreement with CTA on either three month or month-to-month terms. For the period September 2002 to May 2003, the monthly fee was $55,000. Beginning in May 2003, the monthly fee was reduced to $39,000. This agreement was amended, and the engagement and related payment was modified on January 30, 2004.

On June 20, 2003, Jared Abbruzzese, the chairman of CTA, resigned his position as Chairman of the Board and Peter D. Aquino, a senior managing director of CTA, was elected to the Company's Board on June 20, 2003.

In November 2003, the Company engaged CTA to provide a valuation of its equity interest in MSV as of December 31, 2002, as described in Note 2. CTA was paid $150,000 for this valuation.

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

Also on April 25, 2003, the Company's board of directors approved the engagement of Ehrenkrantz Sterling & Co. LLC as its independent auditors to (i) re-audit the Company's consolidated financial statements for the fiscal year ended December 31, 2000 and the fiscal year ended December 31, 2001, and (ii) audit the Company's consolidated financial statements for the interim period from January 1, 2002 to April 30, 2002, and the fiscal year ended December 31, 2003.

On March 2, 2004, Motient dismissed PricewaterhouseCoopers as its independent auditors effective immediately. The audit committee of the Company's board of directors approved the dismissal of PricewaterhouseCoopers. PricewaterhouseCoopers was previously appointed to audit Motient's consolidated financial statements for the period May 1, 2002 to December 31, 2002, and, by its terms, such engagement was to terminate upon the completion of services related to such audit. PricewaterhouseCoopers did not report on Motient's consolidated financial statements for such period or for any other fiscal period. On March 2, 2004, the audit committee engaged Ehrenkrantz Sterling & Co. LLC as Motient's independent auditors to replace PricewaterhouseCoopers to audit Motient's consolidated financial statements for the period May 1, 2002 to December 31, 2002.

For further details regarding the change in accountants, please see the Company's current report on Form 8-K filed with the SEC in April 23, 2003 and the Company's amendment to current report on Form 8-K/A filed with the SEC on March 9, 2004.

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

On June 26, 2003, RIM provided the Company with a written End of Life Notification for the RIM 857 wireless handheld device. This means that RIM will no longer produce this model of handheld device. The last date for accepting orders was September 30, 2003, and the last date for shipment of devices was January 2, 2004. Motient has implemented a RIM 857 "equivalent to new" program and expects that there will be sufficient returned RIM 857s to satisfy demand for the foreseeable future. During the year ended December 31, 2002 and for the three months ended March 31, 2003, a majority of Motient's equipment revenues were attributable to sales of the RIM 857 device, and Motient estimates that approximately 35% and 41%, respectively, of its monthly recurring service revenues were derived from wireless messaging that use RIM 857 devices.

New Network Offerings

On May 21, 2003 Motient entered into an Authorized Agency Agreement with Verizon Wireless. This agreement allows Motient to sell Verizon's third generation CDMA/1XRTT network subscriptions, along with T-Mobile's third generation GSM/GPRS network subscriptions, nationwide. Motient is paid for each subscriber put on to either network. Each agreement allows Motient to continue to actively sell and promote wireless email and wireless Internet applications to enterprise accounts on networks with greater capacity and speed, and that are voice capable.

Legal Matters

On April 15, 2004 Motient filed a claim under the rules of the American Arbitration Association in Fairfax County, VA, against Wireless Matrix Corporation, a reseller of Motient's services, for the non-payment of certain amounts due and owing under the "take-or-pay" agreement between Motient and Wireless Matrix. Under this agreement, Wireless Matrix agreed to purchase certain minimum amounts of air-time on the Motient network. In February 2004 Wireless Matrix informed Motient that it was terminating its agreement with Motient. Motient does not believe that Wireless Matrix has the right to do so, and consequently filed the above mentioned claim seeking over $2.6 million in damages, which amount represents Wireless Matrix's total prospective commitment under the agreement. As of the date of this filing, Wireless Matrix has not responded to the claim or filed a counter-claim against Motient. Motient cannot assure you that Wireless Matrix will not file a counter-claim in this proceeding, nor can Motient assure you that it will prevail in any arbitration proceeding.

Regulatory Matters

In March of 2004, the staff of the FCC recommended the adoption of the Consensus Plan. However, the staff also recommended the rejection of Nextel's offer to pay $850 million to recover the costs of the re-allocation of the spectrum, as they believed this amount to be insufficient to cover the costs of such re-allocation. On April 8, 2004, Motient filed a request with the FCC asking that the Commission relocate Motient into the so called "upper-800 MHz band" as part of the Consensus Plan. Motient has not received any response to request.

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

Sale of SMR Licenses to Nextel Communications, Inc.

On July 29, 2003, our wholly-owned subsidiary, Motient Communications, entered into an asset purchase agreement with Nextel, under which Motient Communications sold to Nextel certain of its SMR licenses issued by the FCC for $3.4 million. The closing of this transaction occurred on November 7, 2003. On December 9, 2003, Motient Communications entered into a second asset purchase agreement, under which Motient Communications will sell additional licenses to Nextel for $2.75 million. In February, 2004, the Company closed the sale of licenses covering approximately $2.2 million of the purchase price, and the Company closed the sale of approximately one-half of the remaining licenses in April 2004. The transfer of the other half of the remaining licenses has been challenged at the FCC by a third-party. While the Company believes, based on the advice of counsel, that the FCC will ultimately rule in its favor, the Company cannot assure you that it will prevail, and, in any event, the timing of any final resolution is uncertain. None of these licenses are necessary for Motient's future network requirements. Motient has and expects to continue to use the proceeds of the sales to fund its working capital requirements and for general corporate purposes. The lenders under Motient Communications' term credit agreement have consented to the sale of these licenses.

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

Overview

Motient's Chapter 11 Filing

On January 10, 2002, Motient and three of its wholly-owned subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code. Motient's Plan of Reorganization was confirmed on April 26, 2002, and became effective on May 1, 2002. As a result of the reorganization and the recording of the restructuring transaction and implementation of fresh start reporting, our results of operations after April 30, 2002, are not comparable to results reported in prior periods. See Note 2 of notes to consolidated financial statements for information on consummation of our Plan of Reorganization and implementation of "fresh-start" reporting. The discussion of our Plan of Reorganization should be read in conjunction with the consolidated financial statements and notes thereto.

General - The Current and Former Components of Motient's Business

This section provides information regarding the various current and prior components of Motient's business, which we believe are relevant to an assessment and understanding of the financial condition and consolidated results of operations of Motient.

Motient presently has six wholly-owned subsidiaries and had a 25.5% interest (on a fully-diluted basis) in MSV as of March 31, 2003. For further details regarding Motient's interest in MSV, please see Note 6 ("Subsequent Events -- Developments Relating to MSV") of notes to consolidated financial statements. Motient Communications Inc. owns the assets comprising Motient's core wireless business, except for Motient's FCC licenses, which are held in a separate subsidiary, Motient License Inc. Motient License was formed on March 16, 2004, as part of Motient's amendment of its credit facility, as a special purpose wholly-owned subsidiary of Motient Communications and holds all of the FCC licenses formerly held by Motient Communications. A pledge of the stock of Motient License, along with the other assets of Motient Communications, secures borrowings under the term credit facility, and a pledge of the stock of Motient License secures, on a second priority basis, borrowings under our vendor financing facility with Motorola. For further details regarding the formation of Motient License, please see Note 3 ("Liquidity and Financing - $12.5 Million Term Credit Facility") of notes to consolidated financial statements. Motient's other four subsidiaries hold no material operating assets other than the stock of other subsidiaries and Motient's interests in MSV. On a consolidated basis, we refer to Motient Corporation and its six wholly-owned subsidiaries as "Motient." Our indirect, less-than 50% voting interest in MSV is not consolidated with Motient for financial statement purposes. Rather, we account for our interest in MSV under the equity method of accounting.

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

Over the last several years, we have made substantial investments in new products and services, including our eLinksm wireless email service. Our eLink service is a wireless email application, wirelessly enabling POP and IMAP compliant email services on the Motient network. We provide our eLink brand two-way wireless email service to customers accessing email through corporate servers, internet service providers, mail service provider, or MSP, accounts, and paging network suppliers. We also offer a BlackBerry TM by Motient solution specifically designed for large corporate accounts operating in a Microsoft Exchange and Lotus Notes environment. BlackBerry TM is a popular wireless email solution developed by Research In Motion, or RIM, and is being provided on the Motient network under an agreement with RIM. See Note 6 ("Subsequent Events") of notes to consolidated financial statements for discussion related to on-going RIM litigation and product availability.

Mobile Satellite Ventures LP

On June 29, 2000, the Company formed a joint venture subsidiary, Mobile Satellite Ventures LP (formerly known as Mobile Satellite Ventures LLC) ("MSV"), in which it owned, until November 26, 2001, 80% of the membership interests, in order to conduct research and development activities. In June 2000, the remaining 20% interests in MSV were purchased by three investors unrelated to Motient for an aggregate purchase price of $50 million. The minority investors had certain participating rights which provided for their participation in certain business decisions that were made in the normal course of business, therefore, the Company's investment in MSV has been recorded for all periods presented in the consolidated financial statements pursuant to the equity method of accounting. On November 26, 2001, Motient sold the assets comprising its satellite communications business to MSV, as part of a transaction in which certain other parties joined MSV, including TMI Communications and Company Limited Partnership ("TMI"), a Canadian satellite services provider. In this transaction, TMI also contributed its satellite communications business assets to MSV. As part of this transaction, Motient received a $15 million promissory note issued by MSV and purchased a $2.5 million convertible note issued by MSV.

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

The $3.5 million of convertible notes from MSV mature on November 26, 2006, bear interest at 10% per annum, compounded semiannually, and are payable at maturity. The convertible notes are convertible at any time at Motient's discretion, and automatically under certain circumstances into class A preferred units of limited partnership interests of MSV. Our $15 million promissory note from MSV is subject to prepayment in certain circumstances where MSV receives cash proceeds from equity, debt or asset sale transactions. In addition, 25% of the proceeds of any repayment of the $15.0 million note from MSV must be used to prepay pro-rata both the Rare Medium and Credit Suisse First Boston Corporation, or CSFB, notes. The allocation of the 25% of the proceeds will be made in accordance with Rare Medium's and CSFB's relative outstanding balance at the time of prepayment. If not repaid earlier, the $15.0 million note from MSV, including accrued interest thereon, becomes due and payable on November 26, 2006; however, there can be no assurance that MSV would have the ability, at that time, to pay the amounts due under the note. Motient has recorded the $15.0 million note receivable from MSV, plus accrued interest thereon at its fair market value, estimated to be approximately $13.0 million at the May 1, 2002 "fresh-start" accounting date, after giving effect to discounted future cash flows at market interest rates.

On August 21, 2003, two investors in MSV (excluding Motient) invested an additional $3.7 million in MSV in exchange for Class A preferred units of limited partnership interests in MSV. MSV used the proceeds from this investment to repay other indebtedness that is senior in its right of repayment to Motient's promissory note. Under the terms of MSV's amended and restated investment agreement, these investors had the option of investing an additional $17.6 million in MSV by December 31, 2003; however, if, prior to this time, the FCC had not issued a decision addressing MSV's petition for reconsideration with respect to the ATC Order, the option was automatically extended to March 31, 2004. As of the closing of the initial investment on August 21, 2003, Motient's percentage ownership of MSV was approximately 46.5% on an undiluted basis, 32.6% on an "as converted" basis giving effect to the conversion of all outstanding convertible notes of MSV and 29.5% on a fully diluted basis.

On April 2, 2004, the above-mentioned additional $17.6 million investment was consummated. In connection with this investment, MSV's amended and restated investment agreement was amended to provide that of the total $17.6 million in proceeds, $5.0 million was used to repay certain outstanding indebtedness of MSV, including $2.0 million of outstanding interest and principal under the $15.0 million promissory note issued to Motient by MSV. Motient was required to use 25% of the $2 million it received in this transaction, or $500,000, to make prepayments under its existing notes owed to Rare Medium Group, Inc. and Credit Suisse First Boston. The remainder of the proceeds from this investment will be used for general corporate purposes by MSV. As of the closing of the initial investment on April 2, 2004, Motient's percentage ownership of MSV was approximately 46.5% on an undiluted basis, 32.6% on an "as converted" basis giving effect to the conversion of all outstanding convertible notes of MSV and 29.5% on a fully diluted basis.

Overview of Liquidity and Risk Factors

In January 2002, we and three of our wholly-owned subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code. Motient Ventures Holding, Inc. did not file for Chapter 11 and had no activities during this period. The only asset of this subsidiary is its interest in MSV.

Our Plan of Reorganization was confirmed on April 26, 2002 and became effective on May 1, 2002. The reorganization significantly deleveraged Motient's balance sheet and significantly reduced Motient's ongoing interest expense. As of the effective date of the plan, Motient had approximately $30.7 million of debt (comprised of capital leases, notes payable to Rare Medium and CSFB, and the outstanding Motorola, Inc. credit facility). As of March 31, 2003, Motient had approximately $32.8 million of debt.

Effective May 1, 2002, the Company adopted "fresh-start" accounting, which required that the $221 million of reorganization value of the Company's net assets be allocated in accordance with procedures specified by Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" (See
Note 2, "Significant Accounting Policies").

Summary of Risk Factors

In addition to the challenge of growing revenue as described above, our future operating results could be adversely affected by a number of uncertainties and factors, including:

     o our ability, and our resellers' ability, some of whom are in bankruptcy, to attract and retain customers, and our ability to replace revenue formerly contributed by UPS, one of our largest customers,
     o our ability to execute on our business plan with drastically reduced personnel as a result of several significant reductions in force,
     o our ability to further reduce operating expenses and thereby reduce our cash burn rate,
     o our ability to secure additional financing necessary to fund anticipated capital expenditures, operating losses and any remaining debt service requirements,
     o our ability to convert customers who have purchased devices from us into active users of our airtime service and thereby generate revenue growth,
     o the timely roll-out of certain key customer initiatives and the launch of new products or the entry into new market segments, which may require us to continue to incur significant operating losses,
     o our ability to fully recover the value of our inventory in a timely manner,
     o our ability to procure new inventory in a timely manner in the quantities, quality, price and at the times required,
     o our ability to gain market acceptance of products and services, including eLink and BlackBerryTM by Motient, and our ability to make a profit thereon,
     o our ability to respond and react to changes in our business and the industry because we have limited liquidity,

     o our ability to modify our organization, strategy and product mix to maximize the market opportunities as the market changes,
     o    our ability to manage growth effectively
     o competition from existing companies that provide services using existing communications technologies and the possibility of competition from companies using new technology in the future,
     o our ability to maintain, on commercially reasonable terms, or at all, certain technologies licensed from third parties, including, but not limited to, our rights to sell and distribute handheld devices manufactured by RIM and the wireless email service known as BlackBerryTM by Motient, which rights may be challenged or jeopardized as a result of a recent jury verdict finding that certain of RIM's technology for such products and services infringed certain intellectual property owned by NTP, Inc.,
     o our dependence on technology we license from Motorola, which may become available to our competitors,
     o    the loss of one or more of our key customers,
     o our ability to retain key personnel, especially in light of our recent headcount reductions,
     o our ability to keep up with new technological developments and incorporate them into our existing products and services and our ability to maintain our proprietary information and intellectual property rights,
     o our dependence on third party distribution relationships to provide access to potential customers,
     o our ability to expand our networks on a timely basis and at a commercially reasonable cost, or at all, as additional future demand increases,
     o the risk that Motient could incur substantial costs if certain proposals regarding spectrum reallocation, that are now pending with the FCC, are adopted, and o regulation by the FCC.

For a more complete description of the above factors, please see the section entitled "Risk Factors" in Motient's annual report on Form 10-K for the fiscal year ended December 31, 2002.

Results of Operations

Due to the consummation of our bankruptcy and the application of "fresh start" accounting, results of operations for the periods after April 30, 2002 are not necessarily fully comparable to the results for previous periods. The results of operations for the three-month period ended March 31, 2003 are results for the Successor Company and the results of operations for the three-month period ended March 31, 2002 are results for the Predecessor Company.

Three Months Ended March 31, 2003 and 2002

Revenue and Subscriber Statistics

Service revenues approximated $13.6 million for the three months ended March 31, 2003, which was a $1.1 million increase as compared to the three months ended March 31, 2002. This increase was a result of an increase in revenue in our wireless internet market sector, partially offset by decreases in field services, transportation, telemetry and other market sectors. Total revenues approximated $14.4 million for the three months ended March 31, 2003, which was a $2.3 million decrease as compared to the three months ended March 31, 2002. The decrease was primarily a result the decline in equipment revenues as a result of our decision to decrease the prices for our equipment to customers over the course of the second quarter of 2002 due to lower sales of certain of our customer devices and our assessment of market conditions, demand and competitive pricing dynamics.

The tables below summarize our revenue and subscriber base for the three months ended March 31, 2003 and 2002. An explanation of certain changes in revenue and subscribers is set forth below.


                                               Three months Ended March 31,
                                               ----------------------------
Summary of Revenue                              2003             2002             Change          % Change
------------------                              ----             ----             ------          --------
(in millions)                                                 (restated)
Wireless Internet                                $7.1              $4.1             $3.0              73%
Field Services                                    3.2               4.3             (1.1)            (26)
Transportation                                    2.6               3.0             (0.4)            (13)
Telemetry                                         0.6               0.7             (0.1)            (14)
All Other                                         0.1               0.4             (0.3)            (75)
                                                  ---               ---             -----            ----
   Service Revenue                               13.6              12.5              1.1               9
   Equipment Revenue                              0.8               4.2             (3.4)            (81)
                                                  ---               ---             -----            ----
         Total                                  $14.4             $16.7            $(2.3)            (14)%
                                                =====             =====            ======            =====

The make up of our registered subscriber base was as follows:


                                               Three months Ended March 31,
                                              -----------------------------

                                                2003             2002             Change          % Change
                                                ----             ----             ------          --------
Wireless Internet                             108,630           85,085            23,545            28%
Field Services                                 28,599           36,161            (7,562)          (21)
Transportation                                 99,411           89,750             9,661            11
Telemetry                                      28,878           28,486               392             1
All Other                                         662              544               118            22
                                                  ---              ---               ---            --
         Total                                266,180          240,026            26,154            11%
                                              =======          =======            ======            ===


     o Wireless Internet: Revenue grew from $4.1 million to $7.1 million for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002. The revenue growth in the Wireless Internet sector during this period represents our continued focus on expanding the adoption of eLink and BlackBerry TM wireless email offerings to corporate customers with both direct sales people and reseller channel partners. Our existing reseller channel partners, as well as the addition of new reseller channel partners, represented a significant portion of the revenue growth during this period.
     o Field Services: Revenue declined from $4.3 million to $3.2 million for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002. The decrease in revenue from field services was primarily the result of the termination of one customer contract, NCR Corporation, the general reduction of units across our field service customer base and certain consulting revenues included in the first quarter of 2002 that were not included in the first quarter of 2003.
     o Transportation: Revenue declined from $3.0 million to $2.6 million for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002. The decrease in revenue from the transportation sector was primarily the result of the elimination, as part of fresh-start accounting, of the recognition of deferred revenue that resulted from the sale of intellectual property license sold to Aether Systems Inc. in 2000. These decreases were offset by unit growth from two primary customers, Metra and UPS.

     o Telemetry: Revenue declined from $0.7 million to $0.6 million for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002. Although our registered subscriber base grew, the decrease in revenue from telemetry was primarily the result of the general reduction of rates for service for certain customers in our telemetry customer base.
     o Other: Revenue declined from $0.4 million to $0.1 million for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002. Although our registered subscriber base grew, the decrease in revenue in this category was primarily the result of the general reduction of rates for service for certain customers in our other customer base.
     o Equipment: Revenue declined from $4.2 million to $0.8 million for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002. The decrease in equipment revenue was primarily a result of our decision to decrease the prices for our equipment to customers over the course of the second quarter of 2002 due to lower sales of certain of our customer devices and our assessment of market conditions, demand and competitive pricing dynamics.

The table below summarizes our operating expenses for the three months ended March 31, 2003 and 2002. An explanation of certain changes in operating expenses is set forth below.

                                              Three Months Ended March 31,
                                           -----------------------------------
Summary of Expenses                             2003               2002             Change         % Change
-------------------                             ----               ----             ------         --------
(in millions)                                                   (restated)
Cost of Service and Operations                  $13.7              $15.3              ($1.6)          (10)%
Cost of Equipment Sales                           1.0                4.5               (3.5)          (78)
Sales and Advertising                             1.2                3.3               (2.1)          (64)
General and Administration                        3.2                3.5               (0.3)           (9)
Restructuring Charges                               -                0.6               (0.6)         (100)
Depreciation and Amortization                     5.3                5.2                0.1             2
                                                  ---                ---                ---             -
         Total Operating                        $24.4              $32.4              $(8.0)          (24%)
                                                =====              =====              ======          =====

Cost of service and operations includes costs to support subscribers, such as network telecommunications charges and site rent for network facilities, network operations employee salary and related costs, network and hardware and software maintenance charges, among other things. Costs of service and operations decreased from $15.3 million to $13.7 million for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The decrease was the result of lower employee salary and related costs due to the workforce reductions implemented in July and September of 2002, reductions in hardware and software maintenance costs as a result of the negotiation of lower rates on maintenance service contracts, decreased telecommunications charges as a result of the negotiation of lower rates under our primary telecommunications contract in the fourth quarter of 2002, and reductions in network maintenance costs as a result of the removal of a portion of our base stations from our national maintenance contract with Motorola, as well as the reduction of the per-base station rates under this contract in the first quarter of 2003. These network maintenance cost reductions were partially offset by increased time and material charges related to the increases in base stations not on the national contract.

The decrease in cost of equipment sold to $1.0 million for the three months ended March 31, 2003, as compared to $4.5 million for the three months ended March 31, 2002 was the result of reduced sales of equipment and the write-down of the values of the equipment held for sale in the Company's inventory. The Company wrote down the value of its inventory in the second quarter of 2002 by $4.5 million.

Sales and advertising expenses decreased to $1.2 million for the three months ended March 31, 2003, as compared to $3.3 million for the three months ended March 31, 2002. Sales and advertising expenses as a percentage of service revenue were approximately 9% for the first three months of 2003, compared to 26% for the comparable period of 2002. The decrease in sales and advertising expenses for the three months ended March 31, 2003 was primarily attributable to lower employee salary and related costs, including sales commissions, due to the workforce reductions implemented in July and September of 2002 and the significant reduction in or elimination of sales and marketing programs after the Company's reorganization in May of 2002.

General and administrative expenses for the core wireless business decreased to $3.2 million for the three months ended March 31, 2003, as compared to $3.5 million for the three months ended March 31, 2002. General and administrative expenses as a percentage of service revenue were approximately 23% for the first three months of 2003 as compared to 28% for 2002. The decrease in general and administrative expenses for the three months ended March 31, 2003 was primarily attributable to lower employee salary and related costs due to the workforce reductions implemented in July and September of 2002 and lower legal fees in the first quarter of 2003 due to the legal requirements in advance of the Company's reorganization in the first quarter of 2002. These decreases were offset by increases in the consulting costs related to the engagement of CTA in May 2002 that was continuing in the first quarter of 2003, increases in directors' retainer fees as a result of the compensation programs put in place and the frequency of meetings subsequent to the Company's reorganization, and an increase in the Company's bad debt charges as a result of the bankruptcies of a few of our reseller channel partners due to general poor economic conditions.

Restructuring charges decreased to $0.0 million for the three months ended March 31, 2003, as compared to $0.6 million for the three months ended March 31, 2002. These restructuring charges related to certain employee reduction initiatives in March 31, 2002.

Depreciation and amortization for the core wireless business increased to $5.3 million for the three months ended March 31, 2003, as compared to $5.2 million for the three months ended March 31, 2002. Depreciation and amortization was approximately 39% of service revenue for the first three months of 2003, as compared to 42% for the first three months of 2002. The increase in depreciation and amortization expense for the three months ended March 31, 2003 was primarily attributable to the valuations placed on certain of our assets, such as software and customer intangibles, using "fresh-start" accounting as part of our reorganization in May 2002, that generally had shorter useful lives for amortization purposes than our general property and equipment categories.


                                                          Three Months Ended March 31,
                                                                  2003           2002
                                                                  ----           ----
                                                                            (restated)
     (in thousands)
     Interest expense, net                                     $(1,312)       $(1,739)
     Other income (expense), net                                 1,297            837
     Costs associated with reorganization                           --        (17,432)
     Gain (Loss) on Disposal of Assets                              --            (20)
     Equity in loss of Mobile Satellite Ventures               $(2,325)       $(1,313)


Interest expense decreased for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002, as we eliminated the majority of our debt obligations as part of our Plan of Reorganization and "fresh-start" accounting in May 2002. In comparing the three months ended March 31, 2003 to March 31, 2002, there have been material changes in our financial position as part of our Plan of Reorganization and "fresh-start" accounting in May 2002. As part of this Plan of Reorganization, we cancelled approximately $380 million of notes and other liabilities, which materially altered the balance of our liabilities on its balance sheet and related interest expense requirements. This reduction in interest expense was partially offset by the amortization of fees and the value ascribed to warrants associated with our closing of our $12.5 million credit facility in January of 2003.

Certain other transactions caused variations for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002. As part of the May 1, 2002 revaluation, we began amortization of the basis difference of our interest in MSV on that date. The income associated with this amortization is $0.1 million for the 3 months ended March 31, 2003, as compared to $0 for the three months ended March 31, 2002. Costs associated with reorganization decreased to $0 for the three months ended March 31, 2003, as compared to $17.4 million for the three months ended March 31, 2002. This decrease was attributable to reorganization activities having been substantially completed subsequent to the Company's reorganization in May 2002.

Effective May 1, 2002, we are required to reflect our equity share of the losses of MSV, up to our cost basis of approximately $19.3 million. We recorded equity in losses of MSV of $2.3 million for the three months ended March 31, 2003, as compared to $1.3 million for the three months ended March 31, 2002. The MSV losses for the three months ended March 31, 2003 are Motient's 48% share of MSV's losses for the same period, losses for the 3 months ended March 31, 2002 consist of Motient's 48% share MSV losses to date reduced by the loans in priority. For the three months ended March 31, 2003, MSV had revenues of $7.2 million, operating expenses of $6.6 million and a net loss of $ 6.6 million. For the three months ended March 31, 2002, MSV had revenues of $6.9 million, operating expenses of $7.0 million and a net loss of $ 7.2 million.

Liquidity and Capital Resources

As of March 31, 2003, we had approximately $3.1 million of cash on hand and short-term investments. As of March 31, 2004, we had approximately $2.5 million of cash on hand and short-term investments. On April 7, 2004, Motient sold $23.3 million of its common stock to certain institutional investors. Please see Note 6, "Subsequent Events", for additional information on this recent financing event.

Since emerging from bankruptcy protection in May 2002, we have undertaken a number of actions to reduce our operating expenses and cash burn rate. Our liquidity constraints have been exacerbated by weak revenue growth since emerging from bankruptcy protection, due to a number of factors including the weak economy generally and the weak telecommunications and wireless sector specifically, the loss of UPS as a primary customer, the financial difficulty of several of our key resellers, on whom we rely for a majority of our new revenue growth, and our continued limited liquidity which has hindered efforts at demand generation.

For a description of our significant cost reduction initiatives since emerging from bankruptcy, please see our recently filed annual report on Form 10-K for December 31, 2002, Note 1, "Cost Reduction Actions", and Note 6 ("Subsequent Events") of notes to consolidated financial statements.

In addition to cash generated from operations, our principal source of funds as of March 31, 2003 was a $12.5 million term credit facility that we entered into on January 27, 2003. On April 13, 2004, the Company repaid all borrowings and accrued interest outstanding under this credit facility. Please see Note 6 ("Subsequent Events") for further information with regards to repayment of outstanding amounts under this facility and additional liquidity events for the Company.

$12.5 Million Term Credit Facility: On January 27, 2003, the Company's wholly-owned subsidiary, Motient Communications, closed a $12.5 million term credit agreement with a group of lenders, including several of the Company's existing stockholders. The lenders include the following entities or their affiliates: M&E Advisors, L.L.C., Bay Harbour Partners, York Capital and Lampe Conway & Co. York Capital is affiliated with James G. Dinan. Bay Harbour Management and James G. Dinan each hold 5% or more of Motient's common stock. The lenders also include Gary Singer, directly or through one or more entities. Gary Singer is the brother of Steven G. Singer, one of our directors.

The table below shows, as of April 15, 2004 the number of shares of Motient common stock beneficially owned by the following parties to the term credit agreement, based solely on filings made by such parties with the SEC:

         Name of Beneficial Owner           Number of Shares
         ------------------------           ----------------
         Bay Harbour Management, L.C.          3,217,396
         JGD Management Corp.                  2,276,445(1)
         James G. Dinan                        2,276,445

         (1) JGD Management Corp and James G. Dinan share beneficial ownership with respect to the 2,276,445 shares of our common stock. Mr. Dinan is the president and sole stockholder of JGD Management Corp, which manages the other funds and accounts that hold our common stock over which Mr. Dinan has discretionary investment authority.

Under the credit agreement, the lenders have made commitments to lend Motient Communications up to $12.5 million. The commitments are not revolving in nature and amounts repaid or prepaid may not be reborrowed. Borrowing availability under Motient's $12.5 million term credit facility terminated on December 31, 2003. On March 16, 2004, Motient Communications entered into an amendment to the credit facility which extended the borrowing availability period until December 31, 2004. As part of this amendment, Motient Communications provided the lenders with a pledge of all of the stock of a newly-formed special purpose subsidiary of Motient Communications, Motient License, which holds all of Motient's FCC licenses formerly held by Motient Communications.

Under this facility, the lenders have agreed to make loans to Motient Communications through December 31, 2004 upon Motient Communications' request no more often than once per month, in aggregate principal amounts not to exceed $1.5 million for any single loan, and subject to satisfaction of other conditions to borrowing, including certain financial and operating covenants, contained in the credit agreement. As of April 1, 2004, the Company had borrowed $6.0 million under this facility, all of which has since been repaid and may not be re-borrowed

Each loan borrowed under the credit agreement has a term of three years. Loans carry interest at 12% per annum. Interest accrues, compounding annually, from the first day of each loan term, and all accrued interest is payable at each respective loan maturity, or, in the case of mandatory or voluntary prepayment, at the point at which the respective loan principal is repaid. Loans may be prepaid at any time without penalty.

The obligations of Motient Communications under the credit agreement are secured by a pledge of all the assets owned by Motient Communications that can be pledged as security (including, but not limited to Motient Communication's shares in Motient License) and are not already pledged under certain other existing credit arrangements, including under Motient Communications' credit facility with Motorola and Motient Communications' equipment leasing agreement with Compaq Corporation. Motient Communications owns, directly or indirectly, all of the Company's assets relating to its terrestrial wireless communications business. In addition, Motient and its wholly-owned subsidiary, Motient Holdings Inc., have guaranteed Motient Communications' obligations under the credit agreement, and the Company has delivered a pledge of the stock of Motient Holdings Inc., Motient Communications, Motient Services and Motient License to the lenders. In addition, upon the repayment in full of the outstanding $19,750,000 in senior notes due 2005 issued by MVH Holdings Inc. to Rare Medium and CSFB in connection with the Company's approved Plan of Reorganization, the Company will pledge the stock of MVH Holdings Inc. to the lenders.

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

On March 16, 2004, in connection with the execution of the amendment to our credit agreement, we issued warrants to the lenders to purchase, in the aggregate, 1,000,000 shares of our common stock The exercise price of the warrants is $4.88 per share. The warrants were immediately exercisable upon issuance and have a term of five years. The warrants will be valued using a Black-Scholes pricing model and will be recorded as a debt discount and will be amortized as additional interest expense over three years, the term of the related debt. The warrants are also subject to a registration rights agreement. Under such agreement, we agreed to file a registration statement to register the shares underlying the warrants upon the request of a majority of the warrant holders, or in conjunction with the filing of a registration statement in respect of shares of common stock of the Company held by other holders. We will bear all the expenses of such registration. In connection with the amendment, we are also required to pay commitment fees to the lenders of $320,000, which were added to the principal balance of the credit facility at closing. These fees will be recorded on our balance sheet and will be amortized as additional interest expense over three years, the term of the related debt.

In each of April, June and August 2003 and March of 2004, the Company made draws under the credit agreement in the amount of $1.5 million for an aggregate amount of $6.0 million. The Company used such funds to fund general working capital requirements of operations.

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

For further information regarding the pay down of balances under this term credit facility, please see Note 6, "Subsequent Events" of notes to consolidated financial statements.

As of March 31, 2003, Motient had the following sources of financing, in addition to the above mentioned $12.5 million credit facility, in place:

Rare Medium Notes: Under the Company's Plan of Reorganization, the Rare Medium notes were cancelled and replaced by a new note in the principal amount of $19.0 million. The new note was issued by a new subsidiary of Motient Corporation that owns 100% of Motient Ventures Holding Inc., which owns all of the Company's interests in MSV. The new note matures on May 1, 2005 and carries interest at 9%. The note allows the Company to elect to accrue interest and add it to the principal, instead of paying interest in cash. The note requires that it be prepaid using 25% of the proceeds of any repayment of the $15 million note receivable from MSV. Please see Note 6 ("Subsequent Events") of notes to consolidated financial statements for further information with regards to certain payments made on these notes subsequent to the period covered by this report.

CSFB $750,000 Note: Under the Company's Plan of Reorganization, the Company issued a note to CSFB, in satisfaction of certain claims by CSFB against Motient, in the principal amount of $750,000. The new note was issued by a new subsidiary of Motient Corporation that owns 100% of Motient Ventures Holdings Inc., which owns all of the Company's interests in MSV. The new note matures on May 1, 2005 and carries interest at 9%. The note allows the Company to elect to accrue interest and add it to the principal, instead of paying interest in cash. The Company must use 25% of the proceeds of any repayment of the $15 million note receivable from MSV to prepay the CSFB note. Please see Note 6 ("Subsequent Events") of notes to consolidated financial statements for further information with regards to certain payments made on these notes subsequent to the period covered by this report.

Vendor Financing and Promissory Notes: Motorola had entered into an agreement with the Company to provide up to $15 million of vendor financing, to finance up to 75% of the purchase price of network base stations. Loans under this facility bear interest at a rate equal to LIBOR plus 7.0% and are guaranteed by the Company and each subsidiary of Motient Holdings. The terms of the facility require that amounts borrowed be secured by the equipment purchased therewith. Advances made during a quarter constitute a loan, which is then amortized on a quarterly basis over three years. These balances were not impacted by the Company's Plan of Reorganization. In January 2003, we restructured the then-outstanding principal under this facility of $3.5 million, with such amount to be paid off in equal monthly installments over a three-year period from January 2003 to December 2005. In January 2003, we also negotiated a deferral of approximately $2.6 million that was owed for maintenance services provided pursuant to a separate service agreement with Motorola, and we issued a promissory note for such amount, with the note to be paid off over a two-year period beginning in January 2004. The interest rate on this promissory note is LIBOR plus 4%. In March 2004, we further restructured both the vendor financing facility and the promissory note, primarily to extend the amortization periods for both the vendor financing facility and the promissory note. We will amortize the combined balances in the amount of $100,000 per month beginning in March 2004. We also agreed that interest would accrue on the vendor financing facility at LIBOR plus 4%. As part of this restructuring, we agreed to grant Motorola a second lien (junior to the lien held by the lenders under our term credit facility) on the stock of Motient License. This pledge secures our obligations under both the vendor financing facility and the promissory note.

Capital Leases: As of March 31, 2003, approximately $5.5 million was outstanding under a capital lease for network equipment with Hewlett-Packard Financial Services Company ("Hewlett-Packard"), which has subsequently been purchased by Compaq Corporation. The lease has an effective interest rate of 12.2%. In January 2003, this agreement was restructured to provide for a modified payment schedule. We also negotiated a further extension of the repayment schedule that became effective upon the satisfaction of certain conditions, including our funding of a letter of credit in twelve monthly installments beginning in 2003, in the aggregate amount of $1.125 million, to secure our payment obligations. The letter of credit will be released in fifteen equal installments beginning in July 2004, assuming no defaults have occurred or are occurring. As of March 31, 2003, $0.1 million was outstanding under a capital lease for corporate telecommunications equipment with Avaya Financial Services.

In addition, we own a $15.0 million promissory note issued by MSV in November 2001. This note matures in November 2006, but may be fully or partially repaid prior to maturity involving the consummation of additional investments in MSV in the form of equity, debt or asset sale transactions, subject to certain conditions and priorities with respect to payment of other indebtedness. Please see " -Overview - Mobile Satellite Ventures LP" for further discussion of this note receivable. Motient also owns an aggregate of $3.5 million of convertible notes issued by MSV. The convertible notes mature on November 26, 2006, bear interest at 10% per annum, compounded semiannually, and are payable at maturity. The convertible notes are convertible, at any time, at our discretion, and automatically in certain circumstances, into class A preferred units of limited partnership of MSV. For a discussion of certain recent developments regarding MSV, please see Note 6 ("Subsequent Events") of notes to consolidated financial statements of notes to consolidated financial statements.

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

We are in the process of evaluating our future strategic direction. We have been forced to take drastic actions to reduce operating costs and preserve our remaining cash. For example, in February 2004 we effected a reduction in force that reduced our workforce from approximately 166 to 112 employees. The substantial elimination of sales and other personnel may have a negative effect on our future revenues and growth prospects and our ability to support new product initiatives and generate customer demand. Cash generated from operations may not be sufficient to pay all of our obligations and liabilities.

Our projected cash requirements are based on certain assumptions about our business model and projected growth rate, including, specifically, assumed rates of growth in subscriber activations and assumed rates of growth of service revenue. While we believe these assumptions are reasonable, these growth rates continue to be difficult to predict, and there is no assurance that the actual results that are experienced will meet the assumptions included in our business model and projections. If the future results of operations are significantly less favorable than currently anticipated, our cash requirements will be more than projected, and we may require additional financing in amounts that will be material. The type, timing and terms of financing that we select will be dependent upon our cash needs, the availability of financing sources and the prevailing conditions in the financial markets. We cannot guarantee that additional financing sources will be available at any given time or available on favorable terms.

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


Commitments

As of March 31, 2003, we had $1.5 million outstanding commitments to purchase inventory from Research in Motion.

Summary of Cash Flow for the three months ended March 31, 2003 (Successor Company) and the three months ended March 31, 2002 (Predecessor Company)


                                                              Three months Ended March 31,
                                                              ----------------------------
                                                                     (in thousands)
                                                               2003                   2002
                                                               ----                   ----
                                                                                 (restated)
Cash used in operating activities                           $(2,191)                $(9,994)

Cash (used in) provided by investing activities                 266                    (494)

Cash (used in) provided by financing activities:
      Equity issuances                                           --                      17
      Debt payments on capital leases, vendor
      financing                                                (830)                   (928)
      Net proceeds from debt issuances
      Other                                                      --                      --
                                                               -----                   -----
Cash (used in) provided by financing activities                (830)                   (911)
                                                               -----                   -----

Reorganization items                                             --                    (985)
                                                               -----                   -----

Total change in cash and cash equivalents                    (2,755)               $(12,384)
                                                             -------               ---------

Cash and cash Equivalents, end of period                     $3,085                 $21,003
                                                             ======                 =======


Cash used in operating activities decreased for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002, as a result of decreases in operating losses, due substantially to the Company's reduction in employee salary and related expenditures, reductions in network maintenance and telecommunications charges, decreases in funds provided by working capital and decreases in our cash interest expense as a result of our reorganization.

The decrease in cash provided by investing activities for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 was primarily attributable to the purchase of restricted investments to fund our Compaq Corporation letter of credit obligation and lower capital spending.

The decrease in cash provided by financing activities for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 was the result of lower vendor debt and capital lease repayments.

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

"Fresh-Start" Accounting

In accordance with Statement of Position No. 90-7, effective May 1, 2002, we adopted "fresh-start" accounting and allocated the reorganization value of $221 million to our assets in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations".

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

Additionally, we have recorded the $15.0 million note receivable from MSV, plus accrued interest thereon at its fair value, estimated to be approximately $13.0 million, after giving affect to discounted future cash flows at market interest rates. This note matures in November 2006, but may be fully or partially repaid prior to maturity in certain circumstances involving the consummation of additional investments in MSV or upon the occurrence of certain other events such as issuance of other indebtedness or the sale of assets by MSV, subject to certain conditions and priorities with respect to payment of other indebtedness. For further detail on certain payments made on this note receivable, please see
Note 6, "Subsequent Events" of notes to consolidated financial statements.

In November of 2003, Motient engaged CTA to perform a valuation of its equity interests in MSV as of December 31, 2002. As part of this valuation process, Motient determined that Motient's equity interest in MSV was not appropriately calculated as of May 1, 2002 due to certain preference rights for certain classes of shareholders in MSV. Motient reduced its equity interest in MSV from $54 million (inclusive of Motient's $2.5 million convertible note from MSV) to $41 million as of May 1, 2002. As a result of the valuation of MSV, it was determined that the value of Motient's equity interest in MSV was impaired as of December 31, 2002 from the value on Motient's balance sheet. This impairment was deemed to have occurred in the fourth quarter of 2002. Motient reduced the value of its equity interest in MSV by $15.4 million as of December 31, 2002.

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

Deferred Taxes

We have generated significant net operating losses for tax purposes through March 31, 2003. We have had our ability to utilize these losses limited on two occasions as a result of transactions that caused a change of control in accordance with the Internal Revenue Service Code Section 382. Additionally, since we have not yet generated taxable income, we believe that our ability to use any remaining net operating losses has been greatly reduced; therefore, we have fully reserved for any benefit that would have been available as a result of our net operating losses.

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

Recent Accounting Standards

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

In January 2003 (and revised in December 2003), the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities -- An Interpretation of ARB No. 51", which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 provides guidance related to identifying variable interest entities (previously known generally as special purpose entities, or SPEs) and determining whether such entities should be consolidated. FIN No. 46 must be applied immediately to variable interest entities created or interests in variable interest entities obtained, after January 31, 2003. For those variable interest entities created or interests in variable interest entities obtained on or before January 31, 2003, the guidance in FIN No. 46 must be applied in the first fiscal year or interim period beginning after June 15, 2003. We have reviewed the implications that adoption of FIN No. 46 would have on our financial position and results of operations and do not expect it to have a material impact.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies the characteristics of an obligation of the issuer. This standard is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We have determined that there are no financial instruments impacted by SFAS No. 150.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our filings and reports under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. Such information is accumulated and communicated to our management, including our principal executive officer (currently our executive vice president, chief financial officer and treasurer) and chief financial officer (or persons performing such functions), as appropriate, to allow timely decisions regarding required disclosure. Our management, including the principal executive officer (currently our executive vice president, chief financial officer and treasurer) and the chief financial officer (or persons performing such functions), recognizes that any set of disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer (currently our executive vice president, chief financial officer and treasurer), chief financial officer and chief accounting officer (or persons performing such functions), of the effectiveness of our disclosure controls and procedures. Based on this evaluation, we concluded that our disclosure controls and procedures required improvement.

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

     o Fifth, certain department heads prepare weekly activities reviews, which are shared with the members of the disclosure committee as well as the principal executive officer (currently our executive vice president, chief financial officer and treasurer), chief financial officer and corporate controller. These weekly reviews and the bi-quarterly disclosure committee meetings and associated reports are intended to help inform senior management of material developments that affect our business, thereby facilitating consideration of prompt and accurate disclosure.

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

Internal Controls

During the course of the fiscal 2002 year-end closing process and subsequent audit of the financial statements for the eight month period ended December 31, 2002, our management and our then-current independent auditors, PricewaterhouseCoopers, identified several matters related to internal controls that needed to be addressed. Several of these matters were classified by the auditors as "reportable conditions" in accordance with the standards of the American Institute of Certified Public Accountants, or AICPA. Reportable conditions involve matters coming to management's or our auditor's attention relating to significant deficiencies in the design or operation of internal control that, in the judgment of management and the auditors, could adversely affect our ability to record, process, summarize and report financial data in the financial statements. Our principal executive officer, chief technology officer, chief financial officer, chief accounting officer (or persons performing such functions) and audit committee are aware of these conditions and of our responses thereto, and consider them to be significant deficiencies as defined in the applicable literature embodying generally accepted auditing standards, or GAAS. On March 2, 2004, we dismissed PricewaterhouseCoopers as our independent auditors. PricewaterhouseCoopers has not reported on Motient's consolidated financial statements for any fiscal period. On March 2, 2004, we engaged Ehrenkrantz Sterling & Co. LLC as our independent auditors to replace PricewaterhouseCoopers and audit our consolidated financial statements for the period May 1, 2002 to December 31, 2002.

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

Set forth below are the significant deficiencies identified by management and PricewaterhouseCoopers, together with a discussion of our corrective actions with respect to such deficiencies through April 15, 2004.

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

     o We are preparing an accounting policy and procedures manual to include procedures for all significant policies, business practices, and routine and non-routine procedures performed by each functional area. Our goal is to finalize this manual by May 31, 2004.

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

Our current auditors, Ehrenkrantz Sterling & Co. LLC, agree that the matters described above constitute significant deficiencies and have communicated this view to our audit committee.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

Please see the discussion regarding Legal Proceedings contained in Note 5 ("Legal and Regulatory Matters") of notes to consolidated financial statements, which is incorporated by reference herein.


Item 2.  Changes in Securities and Use of Proceeds

         (a) On January 27, 2003, in connection with the closing of the term credit facility, we issued warrants to the lenders under such facility to purchase, in the aggregate, 3,125,000 shares of our common stock. The exercise price for these warrants is $1.06 per share. The warrants were immediately exercisable upon issuance and have a term of five years. On March 16, 2004, in connection with the amendment to our term credit facility, we issued warrants to the lenders to purchase, in the aggregate, 1,000,000 shares of our common stock. The exercise price of the warrants is $4.88 per share. The warrants were immediately exercisable upon issuance and have a term of five years. All of the foregoing warrants were issued in reliance upon the exemption provided by Rule 506 under the Securities Act of 1933, as amended, and/or in reliance on the exemption afforded by Section 4(2) of the Securities Act.

          (b) On April 7, 2004, Motient sold 4,215,910 shares of its common stock at a per share price of $5.50 per share for an aggregate purchase price of $23,187,505 to The Raptor Global Portfolio Ltd., The Tudor BVI Global Portfolio, Ltd., The Altar Rock Fund L.P., Tudor Proprietary Trading, L.L.C., Highland Crusader Offshore Partners, L.P., York Distressed Opportunities Fund, L.P., York Select, L.P., York Select Unit Trust, M&E Advisors L.L.C., Catalyst Credit Opportunity Fund, Catalyst Credit Opportunity Fund Offshore, DCM, Ltd., Greywolf Capital II LP and Greywolf Capital Overseas Fund and LC Capital Master Fund. The sale of these shares was not registered under the Securities Act of 1933, as amended (the "Securities Act") and the shares may not be sold in the United States absent registration or an applicable exemption from registration requirements. The shares were offered and sold pursuant to the exemption from registration afforded by Rule 506 under the Securities Act and/or Section 4(2) of the Securities Act. In connection with this sale, the Company signed a registration rights agreement with the holders of these shares. Among other things, this registration rights agreement requires the Company to file and cause to make effective a registration statement permitting the resale of the shares by the holders thereof. Motient also issued warrants to purchase an aggregate of 1,053,978 shares of its common stock to the investors listed, at an exercise price of $5.50 per share. These warrants will vest if and only if Motient does not meet certain deadlines between June and November, 2004, with respect to certain requirements under the registration rights agreement. If the warrants vest, they may be exercised by the holders thereof at any time through June 30, 2009. In connection with this sale, Motient issued to Tejas Securities Group, Inc., Motient's agent for the sale, warrants to purchase 1,000,000 shares of its common stock. The exercise price of these warrants is $5.50 per share. Motient also paid Tejas Securities Group, Inc. a placement fee of $350,000 at closing. The warrants are immediately exercisable upon issuance and have a term of ten years. The warrants will be valued using a Black-Scholes pricing model.

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

                  On April 8, 2004, the Company filed a Current Report on Form 8-K, in response to Items 5 and 7, to report the sale of 4,215,910 shares of its common stock at a per share price of $5.50 per share.

                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  MOTIENT CORPORATION
                                  (Registrant)


April 23, 2004                    /s/Christopher W. Downie
                                  --------------------------------
                                  Christopher W. Downie
                                  Executive Vice President,
                                  Chief Financial Officer and
                                  Treasurer
                                  (principal financial and accounting
                                  officer and duly authorized
                                  officer to sign on behalf of the registrant)

                                  EXHIBIT INDEX

Number   Description



10.38 Common Stock Purchase Agreement, dated as of April 7, 2004, by and among Motient Corporation and the Raptor Global Portfolio, Ltd., et al

10.39 Registration Rights Agreement, dated as of April 7, 2004, by and among Motient Corporation and the Raptor Global Portfolio, Ltd., et al

10.40     Form of Common Stock Purchase Warrant, dated as of April 7, 2004

31.1 Certification Pursuant to Rule 13a-14(a)/15d-14(a), of the Executive Vice President, Chief Financial Officer and Treasurer (principal executive officer and principal financial officer) (filed herewith).

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the of the Executive Vice President, Chief Financial Officer and Treasurer (principal executive officer and principal financial officer) (filed herewith).