Form 10-Q
period 2003-06-30
MOTIENT CORP
filed 2004-05-14
CIK 913665

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003
                           Commission File No. 0-23044
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

Number of shares of common stock outstanding at May 3, 2004: 29,751,325

Introductory Note

This quarterly report on Form 10-Q relates to the quarter ended June 30, 2003. We did not file a report on Form 10-Q for this period previously because we have only recently completed our financial statements for this period.

As we have previously disclosed in prior reports, including most recently in our annual report on Form 10-K for the year ended December 31, 2002 filed on March 22, 2004 and our quarterly report on Form 10-Q for the quarter ended March 31, 2003 filed on April 26, 2004, we were not able to complete our financial statements for 2002 and 2003 until we resolved the appropriate accounting treatment with respect to certain transactions that occurred in 2000 and 2001. The transactions in question involved the formation of and certain transactions with Mobile Satellite Ventures LP, or MSV, in 2000 and 2001 and the sale of certain of our transportation assets to Aether Systems, Inc. in 2000. We have resolved these accounting issues and, on March 22, 2004, we filed our annual report on Form 10-K for the year ended December 31, 2002, as well as our quarterly reports on Form 10-Q for the quarters ended June 30, 2002 and September 30, 2002. Concurrently with the filing of these reports, we also filed an amendment to our quarterly report on Form 10-Q for the quarter ended March 31, 2002 to reflect restated financial statements for such period. After completion of our annual and quarterly reports for fiscal year 2002, we subsequently filed our quarterly report on Form 10-Q for the quarter ended March 31, 2003.

We recently completed our financial statements for the quarter ended June 30, 2003 and those financial statements are included in this report. The 2002 comparative financial statements provided herein have been restated (see Note 2, "Significant Accounting Policies - Restatement of Financial Statements").

There have been a number of significant developments regarding Motient's business, operations, financial condition, liquidity, and outlook subsequent to June 30, 2003. Information regarding such matters is contained in this report in
Note 6 ("Subsequent Events") of notes to consolidated financial statements.

On January 10, 2002, we filed for protection under Chapter 11 of the Bankruptcy Code. Our Amended Joint Plan of Reorganization was filed with the United States Bankruptcy Court for the Eastern District of Virginia on February 28, 2002. The plan was confirmed on April 26, 2002, and became effective on May 1, 2002. In the consolidated financial statements provided herein, all results for periods prior to May 1, 2002 are referred to as those of the "Predecessor Company" and all results for periods including and subsequent to May 1, 2002 are referred to as those of the "Successor Company". Due to the effects of the "fresh start" accounting, results for the Predecessor Company and the Successor Company are not comparable (See Note 2 of notes to consolidated financial statements, "Significant Accounting Policies").

References in this report to "Motient" and "we" or similar or related terms refer to Motient Corporation and its wholly-owned subsidiaries together, unless the context of such references requires otherwise.

                               MOTIENT CORPORATION
                                    FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 2003

                                TABLE OF CONTENTS

                                                                                           PAGE
                                                                                           ----

                                             PART I
                                     FINANCIAL INFORMATION
       Item 1. Financial Statements

               Consolidated Statements of Operations for the Three and Six Months            4
               Ended June 30, 2003 (Successor Company), the One and Four Months
               Ended April 30, 4 2002 (Predecessor Company) and the Two Months
               Ended June 30, 2002 (Successor Company)

               Consolidated Balance Sheets as of June 30, 2003 (Successor Company) and       5
               December 31, 2002 (Successor Company)

               Condensed Consolidated Statements of Cash Flows for the Six
               Months Ended June 30, 2003 (Successor Company), the Four Months               6
               Ended April 30, 2002 (Predecessor Company) and the Two Months Ended
               June 30, 2002 (Successor Company)

               Notes to Consolidated Financial Statements                                    7


       Item 2. Management's Discussion and Analysis of Financial Condition and Results      40
               of Operations

       Item 3. Quantitative and Qualitative Disclosures about Market Risk                   64

       Item 4. Controls and Procedures                                                      64


                                            PART II
                                       OTHER INFORMATION

       Item 1. Legal Proceedings                                                            69

       Item 3. Defaults Upon Senior Securities                                              69

       Item 6. Exhibits and Reports on Form 8-K                                             70


PART I- FINANCIAL INFORMATION
-----------------------------


                          Item 1. Financial Statements

                      Motient Corporation and Subsidiaries
                      Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (Unaudited)

                                                         Successor      Successor     Predecessor       Successor      Predecessor
                                                          Company        Company       Company           Company         Company
                                                       Three Months     Two Months    One Month         Six Months     Four Months
                                                      Ended June 30,  Ended June 30, Ended April 30,  Ended June 30, Ended April 30,
                                                           2003           2002            2002             2003            2002
                                                           ----           ----            ----             ----            ----
                                                        (Unaudited)    (Unaudited)    (Unaudited)       (Unaudited)      (Audited,
                                                                                                                         restated)
REVENUES
   Services and related revenue                          $13,984         $8,586         $4,342            $27,547         $16,809
   Sales of equipment                                      1,008            133          1,348              1,815           5,564
                                                           -----            ---          -----              -----           -----

       Total revenues                                    $14,992          8,719          5,690            $29,362          22,373
                                                         -------          -----          -----            -------          ------

COSTS AND EXPENSES

Cost of services and operations (including                13,884         10,126          6,577             27,538          21,909
stock-based compensation of $402 for the three months
and six months ended June 30, 2003; exclusive of
depreciation and amortization below)
Cost of equipment sold (exclusive of depreciation          1,125            820          1,446              2,122           5,980
and amortization below)
Sales and advertising (including stock-based               1,475          1,409          1,001              2,717           4,287
compensation of $262 for the three months and six
months ended June 30, 2003)
General and administrative (including stock-based          3,287          3,333            608              6,547           4,130
compensation of $477 for the three months and six
months ended June 30, 2003)
Restructuring charges                                         --             --             --                 --             584
Depreciation and amortization                              5,587          4,108          1,726             10,858           6,913
                                                           -----          -----          -----             ------           -----

       Operating loss                                    (10,366)       (11,077)        (5,668)           (20,420)        (21,430)
                                                         --------       --------        -------           --------        --------

Interest expense, net                                     (1,642)          (408)          (111)            (2,954)         (1,850)
Other income, net                                          1,286             15            312              2,583           1,270
Gain (loss) on disposal of assets                             --             --           (571)                --            (591)
Gain (loss) on sale on transportation assets                  --             --            372                 --             372
Equity in loss of Mobile Satellite Ventures               (2,288)        (1,540)          (595)            (4,613)         (1,909)
                                                         -------        -------          -----            -------         -------
(Loss) income before reorganization items:               (13,010)       (13,010)        (6,261)           (25,404)        (24,138)
                                                        --------       --------        -------           --------        --------

Reorganization items:
Costs associated with debt restructuring                      --             --         (4,771)                --         (22,324)
Gain on extinguishment of debt                                --             --        183,725                 --         183,725
Gain on fair market adjustment of assets                      --             --         94,715                 --          94,715
                                                         -------        -------         ------            -------          ------

Net (loss) Income                                       $(13,010)      $(13,010)      $267,408           $(25,404)       $231,978
                                                       =========       =========      ========           =========       ========

Basic and diluted (loss) income per share of
common stock:
Net (loss) income, basic and diluted                       $(.52)        $(0.52)         $4.58             $(1.01)          $3.98
                                                           ======        =======         =====             =======          =====

Weighted-Average Common Shares Outstanding - basic         25,097         25,097        58,366              25,097         58,251
and diluted                                                ======         ======        ======              ======         ======


The accompanying notes are an integral part of these consolidated financial statements.

                      Motient Corporation and Subsidiaries
                           Consolidated Balance Sheets
                 (in thousands, except share and per share data)
                                   (Unaudited)

                                                                                         Successor          Successor
                                                                                          Company            Company
                                                                                          June 30,         December 31,
                                                                                            2003               2002
                                                                                            ----               ----
                                                                                                            (Audited)
         ASSETS
         CURRENT ASSETS:
            Cash and cash equivalents                                                      $3,052            $5,840
            Short-term investments                                                             --                50
            Restricted investments                                                             --               554
            Accounts receivable-trade, net of allowance for doubtful accounts of
                $1,473 at June 30, 2003 and $1,003 at December 31, 2002                     8,412             9,339
            Inventory                                                                         838             1,077
            Due from Mobile Satellite Ventures, net                                            85               234
            Deferred equipment costs                                                        4,039             2,755
            Other current assets                                                            7,357             6,796
                                                                                            -----             -----
                Total current assets                                                       23,783            26,645
                                                                                           ------            ------

         RESTRICTED INVESTMENTS                                                               521                --
         PROPERTY AND EQUIPMENT, net                                                       39,208            46,405
         FCC LICENSES AND OTHER INTANGIBLES, net                                           90,722            94,921
         INVESTMENT IN AND NOTES RECEIVABLE FROM MSV                                       27,880            32,493
         DEFERRED CHARGES AND OTHER ASSETS                                                 10,536             1,757
                                                                                           ------             -----
                Total assets                                                             $192,650          $202,221
                                                                                         ========          ========

         LIABILITIES AND STOCKHOLDERS' EQUITY

         CURRENT LIABILITIES
            Accounts payable and accrued expenses                                         $14,359           $13,040
            Deferred equipment revenue                                                      4,083             2,861
            Deferred revenue and other current liabilities                                  7,855             5,308
            Vendor financing commitment                                                     1,020             1,020
            Obligations under capital leases due within one year                            2,036             3,031
                                                                                            -----             -----
                Total current liabilities                                                  29,353            25,260
                                                                                           ------            ------

         LONG-TERM LIABILITIES
            Capital lease obligations, net of current portion                               2,857             3,219
            Vendor financing commitment, net of current portion                             4,233             4,927
            Notes payable, including accrued interest thereon                              21,892            20,943
            Term credit facility, including accrued interest thereon                        3,049                --
            Other long-term liabilities                                                     2,354             4,824
                                                                                            -----             -----
                Total long-term liabilities                                                34,385            33,913
                                                                                           ------            ------
                Total liabilities                                                          63,738            59,173
                                                                                           ------            ------

         COMMITMENTS AND CONTINGENCIES                                                         --                --

         STOCKHOLDERS' EQUITY:
         Preferred Stock; par value $0.01; authorized 5,000,000 shares at June
            30, 2003 and December 31, 2002, no shares issued or outstanding at
            June 30, 2003 or December 31, 2002                                                 --                --
         Common Stock; voting, par value $0.01; 100,000,000 shares authorized and 25,097,256 shares issued and outstanding at June 30, 2003, and at
         December 31, 2002                                                                    251               251
         Additional paid-in capital                                                       199,058           197,814
         Common stock purchase warrants                                                    14,565             4,541
         Accumulated deficit                                                              (84,962)          (59,558)
                                                                                          --------          --------
         STOCKHOLDERS' EQUITY                                                             128,912           143,048
                                                                                          -------           -------
         Total liabilities and stockholders' equity                                      $192,650          $202,221
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

                      Motient Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                          Successor Company   Successor Company  Predecessor Company
                                                                              Six Months          Two Months         Four Months
                                                                            Ended June 30,       Ended June 30,     Ended April 30,
                                                                                 2003                2002               2002
                                                                                 ----                ----               ----
                                                                             (Unaudited)         (Unaudited)          (Audited)

   CASH FLOWS FROM OPERATING ACTIVITIES:
             Net cash used in operating activities                            $(3,539)            $(6,803)          $(14,546)
                                                                              --------            --------          ---------

   CASH FLOWS FROM INVESTING ACTIVITIES:
             Proceeds/(purchase) of short-term and restricted investments          83                (180)                --
             Proceeds from the sale of transportation assets                       --                  --                372
             Additions to property and equipment                                   --                (228)              (494)
                                                                                   --                -----              ----
             Net cash provided by (used in) investing activities                   83                (408)              (122)
                                                                                   --                -----              -----

   CASH FLOWS FROM FINANCING ACTIVITIES:
             Proceeds from issuance of equity securities                           --                  --                 17
             Principal payments under capital leases                           (1,357)               (644)            (1,273)
             Principal payments under Vendor Financing                           (438)                 --                 --
             Proceeds from Term Credit Facility                                 3,000                  --                 --
             Debt issuance costs                                                 (537)                 --                 --
                                                                                 -----              ------            ------
                 Net cash provided by (used in) financing activities              668                (644)            (1,256)
                                                                                  ---                -----            -------

   Net (decrease) in cash and cash equivalents                                 (2,788)             (7,855)           (15,924)
   CASH AND CASH EQUIVALENTS, beginning of period                               5,840              17,463             33,387
                                                                                -----              ------           --------

   CASH AND CASH EQUIVALENTS, end of period                                    $3,052              $9,608            $17,463
                                                                               ======              ======            =======


The accompanying notes are an integral part of these consolidated condensed financial statements.

                      MOTIENT CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2003
                                   (Unaudited)

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

Motient has six wholly-owned subsidiaries. Motient had a 25.5% interest (on a fully-diluted basis) in Mobile Satellite Ventures LP ("MSV") as of June 30, 2003, and a 29.5% interest (on a fully-diluted basis) as of May 14, 2004. For further details regarding Motient's interest in MSV, please see "- Mobile Satellite Ventures LP" below and Note 6 ("Subsequent Events -- Developments Relating to MSV"). Motient Communications Inc. ("Motient Communications") owns the assets comprising Motient's core wireless business, except for Motient's Federal Communications Commission ("FCC") licenses, which are held in a separate subsidiary, Motient License Inc. ("Motient License"). Motient License is a special purpose wholly-owned subsidiary of Motient Communications that holds no assets other than Motient's FCC licenses. Motient's other four subsidiaries hold no material operating assets other than the stock of other subsidiaries and Motient's interests in MSV. On a consolidated basis, we refer to Motient Corporation and its six wholly-owned subsidiaries as "Motient."

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

Mobile Satellite Ventures LP

On June 29, 2000, the Company formed a joint venture subsidiary, Mobile Satellite Ventures LP (formerly known as Mobile Satellite Ventures LLC), in which it owned, until November 26, 2001, 80% of the membership interests, in order to conduct research and development activities. In June 2000, three investors unrelated to Motient purchased 20% of the interests in MSV for an aggregate purchase price of $50 million. The minority investors had certain participating rights which provided for their participation in certain business decisions that were made in the normal course of business, therefore, the Company's investment in MSV has been recorded for all periods presented in the consolidated financial statements pursuant to the equity method of accounting. On November 26, 2001, Motient sold the assets comprising its satellite communications business to MSV, as part of a transaction in which certain other parties joined MSV, including TMI Communications and Company Limited Partnership ("TMI"), a Canadian satellite services provider. In this transaction, TMI also contributed its satellite communications business assets to MSV. As part of this transaction, Motient received, among other proceeds, a $15 million promissory note issued by MSV and purchased a $2.5 million convertible note issued by MSV.

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

As of June 30, 2003, the Company had an ownership percentage, on an undiluted basis, of approximately 48% of the common and preferred units of MSV, and approximately 55% of the common units. Assuming that all of MSV's outstanding convertible notes are converted into limited partnership units of MSV, as of June 30, 2003 Motient had a 33.3% partnership interest in MSV on an "as converted" basis giving effect to the conversion of all outstanding convertible notes of MSV, and 25.5% on a fully-diluted basis. Included within the foregoing percentages are approximately $3.5 million of convertible notes owned by Motient.

For a discussion of certain additional recent developments regarding MSV, including recent investments in MSV, please see Note 6 ("Subsequent Events").

New Network Offerings

On May 21, 2003 Motient entered into an authorized agency agreement with Verizon Wireless. Previously, on March 1, 2003, Motient had entered into a national premier dealer agreement with T-Mobile USA. These agreements allow Motient to sell each of T-Mobile's third generation global system for GSM/GPRS, network subscriptions and Verizon's third generation CDMA/1XRTT network subscriptions nationwide. Motient is paid for each subscriber put onto either network. Each agreement allows Motient to continue to actively sell and promote wireless email and wireless Internet applications to enterprise accounts on networks with greater capacity and speed, and that are voice capable.

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

Reductions in Workforce. The Company undertook several reductions in its workforce, including in March 2003 and February 2004. These actions eliminated approximately 10% (19 employees) and 32.5% (54 employees), respectively, of its then-remaining workforce. In the aggregate, the Company has reduced its workforce by approximately 39% since December 31, 2002 and reduced employee and related expenditures by approximately $0.5 million per month.

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

In January 2003, the Company negotiated a deferral of approximately $2.6 million that was owed to Motorola for maintenance services provided pursuant to the Company's service agreement with Motorola. The Company issued a promissory note to Motorola for such amount, with the note to be paid off over a two-year period beginning in January 2004. Also in January 2003, the Company restructured certain of its vendor obligations to Motorola. The remaining principal obligation of approximately $3.3 million under this facility was restructured such that the outstanding amount will be paid off in equal monthly installments over a three-year period from January 2003 to December 2005. In March 2004, the amortization for both of these obligations was reduced to $100,000 in aggregate, effectively extending the amortization period for both obligations. As part of this restructuring, Motient provided Motorola with a pledge of all of the outstanding stock of Motient License, on a second priority basis, to secure the borrowings under the Motorola promissory note and vendor financing.

In the first quarter of 2003, the Company also restructured certain of its capital lease obligations with Compaq Corporation to significantly reduce the monthly amortization requirements of these facilities on an on-going basis. As part of such negotiations, the Company agreed to fund a letter of credit in twelve monthly installments during 2003, in the aggregate amount of $1.125 million, to secure certain payment obligations. This letter of credit will be released to the Company in fifteen monthly installments beginning in July 2004, assuming no defaults have occurred and are occurring.

As of April 30, 2004, the aggregate principal amount of the Company's obligations to Motorola under these facilities was approximately $4.3 million, and the aggregate principal amount of its obligations to Compaq was approximately $2.9 million. See Note 3 ("Liquidity and Financing") for further discussion of these financing obligations.

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

Change in Accountants

On April 17, 2003, the Company dismissed PricewaterhouseCoopers LLP as its independent auditors, effective upon the completion of services related to the audit of the Company's consolidated financial statements for the period May 1, 2002 to December 31, 2002.

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

See Note 6 ("Subsequent Events") for discussion of additional changes in accountants subsequent to the end of the period covered by this report. For further details regarding the change in accountants, please see the Company's current report on Form 8-K filed with the SEC in April 23, 2003 and the Company's amendment to current report on Form 8-K/A filed with the SEC on March 9, 2004.

Research In Motion Matters

On June 26, 2003, RIM provided the Company with a written End of Life Notification for the RIM 857 wireless handheld device. This means that RIM will no longer produce this model of handheld device. The last date for accepting orders was September 30, 2003, and the last date for shipment of devices was January 2, 2004. Motient has implemented a RIM 857 "equivalent to new" program and expects that there will be sufficient returned RIM 857s to satisfy demand for the foreseeable future. During the year ended December 31, 2002 and for the six months ended June 30, 2003, a majority of Motient's equipment revenues were attributable to sales of the RIM 857 device, and Motient estimates that approximately 35% and 45%, respectively, of its monthly recurring service revenues were derived from wireless messaging that use RIM 857 devices.

See Note 5 ("Legal Matters") for discussion of additional legal matters pertaining to RIM.


2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared by the Company and are unaudited. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year. In the opinion of management, all adjustments (consisting of normal recurring adjustments unless otherwise indicated) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2003, and for all periods presented have been made. Footnote disclosure has been condensed or omitted as permitted in interim financial statements.

Motient's Chapter 11 Filing and Plan of Reorganization and "Fresh-Start" Accounting

On January 10, 2002, the Company filed for protection under Chapter 11 of the Bankruptcy Code. The Company's Amended Joint Plan of Reorganization was filed with the United States Bankruptcy Court for the Eastern District of Virginia on February 28, 2002. The cases were jointly administered under the case name "In Re Motient Corporation, et. al.," Case No. 02-80125. The Company's Plan of Reorganization was confirmed on April 26, 2002 and the Company's emergence from bankruptcy became effective on May 1, 2002 (the "Effective Date"). The Company adopted "fresh-start" accounting as of May 1, 2002 in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code". The Company determined that its selection of May 1, 2002 versus April 26, 2002 for the "fresh start" date was more convenient for financial reporting purposes and that the results for the period from April 26, 2002 to May 1, 2002 were immaterial to the consolidated financial statements. All results for periods prior to the Effective Date are referred to as those of the "Predecessor Company" and all results for periods including and subsequent to the Effective Date are referred to as those of the "Successor Company."

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

The effect of the plan of reorganization and application of "fresh-start" accounting on the Predecessor Company's balance sheet as of April 30, 2002, is as follows:


                                                                            Debt
                                                      Preconfirmation     Discharge                                    Reorganized
                                                        Predecessor     and Exchange           Fresh Start              Successor
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
                                                           ========                               =======                  ========

Liabilities & Stockholders' (Deficit) Equity
Liabilities Not Subject to Compromise:
Current liabilities:
  Current maturities of capital leases                       $4,096                                                          $4,096
  Accounts payable - trade                                    1,625                                                           1,625
  Vendor financing                                              655                                                             655
  Accrued expenses                                           15,727                                                          15,727


  Deferred revenue                                           23,284                               (18,913)     (g)(e)         4,371
                                                             ------                              --------                    ------
                                                             45,387                               (18,913)                   26,474
  Long term liabilities:
  Vendor financing                                            2,661                                                           2,661
  Capital lease obligation                                    3,579                                                           3,579
  Deferred revenue                                           19,931                               (16,136)     (e)(g)         3,795


Liabilities Subject to Compromise:
  Prepetition liabilities                                     8,785           (8,785)      (a)                                   --
  Senior note, including accrued interest thereon           367,673         (367,673)      (b)                                   --
  Rare Medium Note, including accrued interest thereon       27,030          (27,030)      (c)                                   --
                                                             ------          -------             --------                ----------
                                                            403,488         (403,488)                                            --
Rare Medium and CSFB Notes                                       --           19,750    (a)(c)                               19,750
                                                         ----------           ------                                         ------

  Total liabilities                                         475,046         (383,738)             (35,049)                   56,259

Stockholders' (deficit) equity:
  Common stock - old                                            584             (584)      (h)                                   --
  Common stock - new                                                             251       (d)                                  251
  Additional paid-in capital                                988,531         (988,531)
                                                                             197,814    (d)(h)                              197,814
  Common stock purchase
  warrants - old                                             93,730          (93,730)      (h)
  Common stock purchase
  warrants - new                                                               3,077       (d)                                3,077

  Deferred stock compensation                                  (336)             336       (h)                                   --

  Retained (deficit) earnings                            (1,359,820)       1,359,820               94,715                        --
                                                         -----------        (183,725)              ------                ----------
                                                                             (94,715)   (d)(h)
                                                                             183,725       (h)

Stockholders' Equity (Deficit)                             (277,311)         383,738               94,715                   201,142
                                                           ---------         -------               ------                   -------
Total Liabilities & Stockholders' Equity (Deficit)         $197,735        $      --              $59,666                  $257,401
                                                           ========        =========              =======                  ========

(a)  Represents the cancellation of the following liabilities:

     i.   Amounts due to Boeing                                          $1,533
     ii.  Amounts due to CSFB                                             2,000
     iii. Amounts due to JP Morgan Chase                                  1,550
     iv.  Amounts due to Evercore Partners LP ("Evercore")                1,948
     v.   Amounts due to the FCC                                          1,003
     vi.  Other amounts                                                     751
                                                                         ------
                                                                         $8,785

     Liabilities were cancelled in exchange for the following:

          a.   97,256 shares of new Motient common stock,
          b.   a note to CSFB in the amount of $750 and
          c. a warrant to Evercore Partners to purchase 343,450 shares of new Motient common stock, and
          d.   a note to Rare Medium in the amount of $19,000.
(b) Represents the cancellation of the senior notes in the amount of $367,673, including interest threron, in exchange for 25,000,000 shares of new Motient common stock. Certain of the Company's other creditors received an aggregate of 97,256 shares of the Company's common stock in settlement for amounts owed to them.
(c) Represents the cancellation of $27,030 of notes due to Rare Medium, including accrued interest thereon, in exchange for a new note in the amount of $19,000. The Company also issued CSFB a note in the principal amount of $750 for certain investment banking services.
(d)  Represents the issuance of the following:
               i.   25,097,256 shares of new Motient common stock.
               ii. warrants to the holders of pre-reorganization common stock to purchase an aggregate of approximately 1,496,512 shares of common stock, with such warrants being valued at approximately $1,100.
               iii. a warrant to purchase up to 343,450 shares of common stock to Evercore, valued at approximately $1,900. The retained earnings adjustment includes the gain on the discharge of debt of $183,725.
(e) Represents the write off of deferred equipment costs of $12,907 and deferred equipment revenue of $12,907 since there is no obligation to provide future service post fresh-start".
(f) To reflect the step-up in assets in accordance with the reorganization value and valuations performed.
(g) Represents the write off of the deferred gain associated with the Company's sale of its satellite assets to MSV in November 2001 and the write-off of the unamortized balance of the $15,000 perpetual license sold to Aether in November 2000, both of which total approximately $22,142, since there is no obligation to provide future service post-"fresh-start".
(h) To record the cancellation of the Company's pre-reorganization equity and to reverse the gain on extinguishment of debt of $183,725 and the gain on fair market adjustment of $94,715.
(i) To record the valuation and resulting increase of customer intangibles of approximately $11,501 and frequencies of $45,365. The reduction of $4,981 is due to a write-off of goodwill. The reduction of property and equipment relates to a subsequent reduction in the carrying value of certain software from $4,942 to $3,389 and the reduction to inventory from $8,194 to $3,842 to its net realizable value.
(j) The balances do not match the balances in the Company's Plan of Reorganization due to subsequent audit adjustments.

Under the Plan of Reorganization, all then-outstanding shares of the Company's pre-reorganization common stock and all unexercised options and warrants to purchase the Company's pre-reorganization common stock were cancelled. The holders of $335 million in senior notes exchanged their notes for 25,000,000 shares of the Company's new common stock. Certain of the Company's other creditors received an aggregate of 97,256 shares of the Company's new common stock in settlement for amounts owed to them. These shares were issued following completion of the bankruptcy claims process; however, the value of these shares has been recorded in the financial statements as if they had been issued on the effective date of the reorganization. Holders of the Company's pre-reorganization common stock received warrants to purchase an aggregate of approximately 1,496,512 shares of common stock. The warrants expired May 1, 2004, or two years after the Effective Date. The warrants were exerciseable to purchase shares of Motient common stock at a price of $.01 per share only if and when the average closing price of Motient's common stock over a period of ninety consecutive trading days was equal to or greater than $15.44 per share. Motient's common stock did not trade at this level from May 1, 2002 to May 1, 2004. All warrants issued to the holders of the Company's pre-reorganization common stock, including those shares held by the Company's 401(k) savings plan, have been recorded in the financial statements as if they had been issued on the effective date of the reorganization. Also, in July 2002, Motient issued to Evercore, financial advisor to the creditors' committee in Motient's reorganization, a warrant to purchase up to 343,450 shares of common stock, at an exercise price of $3.95 per share. The warrant was dated May 1, 2002, and has a term of five years. If the average closing price of Motient's common stock for thirty consecutive trading days is equal to or greater than $20.00, Motient may require Evercore to exercise the warrant, provided the common stock is then trading in an established public market. The value of this warrant has been recorded in the financial statements as if it had been issued on May 1, 2002.

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

Recording of suspended losses associated with MSV in fourth quarter of 2001. When the sale of the assets of MSV in November 2001 was consummated, Motient and MSV amended the asset purchase agreement, with Motient agreeing to take a $15 million note as part of the consideration for the sale of the assets to MSV. Additionally, at the time of this transaction, Motient purchased a $2.5 million convertible note issued by MSV. As Motient had no prior basis in its investment in MSV, Motient had not recorded any prior equity method losses associated with its investment in MSV. When Motient agreed to take the $15 million note as partial consideration for the assets sold to MSV, Motient recorded its share of the MSV losses that had not been previously recognized by Motient ($17.5 million), having the effect of completely writing off the notes receivable in 2001.

Upon review, Motient determined that it should not have recorded any suspended losses of MSV, since those losses should have been absorbed by certain of the senior equity holders in MSV. As a result, Motient concluded that it should not have written off its portion ($17.5 million) of the prior MSV losses against the value of both notes in 2001.

Recording of increase in Motient's investment in MSV in November 2001. Also in the November 2001 transaction, MSV acquired assets from another company, TMI, in exchange for cash, a note and equity in MSV. Motient initially considered whether or not a step-up in the value of its investment in MSV was appropriate for the value allocated to TMI for its equity interest, and determined that a step-up was not appropriate. Upon review, Motient determined that it should have recognized a step-up in value of the MSV investment of $12.9 million under Staff Accounting Bulletin ("SAB") No. 51, "Accounting for Sales of Stock of a Subsidiary", with an offsetting gain recorded directly to shareholders' equity.

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

Recognition of adoption of SAB 101,"Revenue Recognition in Financial Statements". Motient has restated its consolidated financial statements as of January 1, 2000, based on guidance provided in Securities and Exchange Commission SAB No. 101, "Revenue Recognition in Financial Statements", as amended. Motient's adoption of SAB 101 resulted in a change of accounting for certain product shipments and activation fees. The cumulative effect of the change to retained earnings as of January 1, 2000 was $4.6 million. The cumulative effect was recognized as income in 2001 as the amounts were amortized into revenue and ultimately recognized as additional gain on the sale of the Company's satellite, transportation and certain other assets.

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

Summary of Impact of the Restatement

The revised accounting treatment described above required that certain adjustments be made to the income statement and balance sheet for the quarter ended March 31, 2002. As a result of the adoption of fresh-start accounting, the Successor Company periods ended June 30, 2002 were not restated. The effect of these adjustments for the quarter ended March 31, 2002 is illustrated in the table below for reference purposes. Certain of the adjustments are based on assumptions that we have made about the fair value of certain assets.

                                                          Quarter Ended
                                                            March 31,
                                                               2002
                                                               ----
(in thousands)
Statement of operations data
----------------------------
Net Revenue, as previously reported                          $16,495
   Adjustments                                                   188
                                                                 ---
As restated                                                  $16,683
                                                             =======

Net Operating Loss, as previously reported                 $(15,970)
   Adjustments                                                   208
                                                                 ---
As restated                                                $(15,762)
                                                           =========

Net Loss, as previously reported                           $(32,885)
   Adjustments                                               (2,544)
                                                             -------
As restated                                                $(35,429)
                                                           =========

Basic and Fully Diluted Loss Per Share of Common
Stock, as previously reported                                $(0.56)
   Adjustments                                                (0.05)
                                                              ------
As restated                                                  $(0.61)
                                                             =======

Balance sheet data
------------------
Total Assets, as previously reported                        $177,628
   Adjustments                                                27,654
                                                              ------
As restated                                                 $205,282
                                                            ========

Total Liabilities, as previously reported                   $485,681
   Adjustments                                              (14,122)
                                                            --------
As restated                                                 $471,559
                                                            ========

Stockholders' Equity, as previously reported              $(308,053)
   Adjustments                                                41,776
                                                              ------
As restated                                               $(266,277)
                                                          ==========

Total Liabilities & Stockholders' Equity, as
previously reported                                         $177,628
   Adjustments                                                27,654
                                                              ------
As restated                                                 $205,282
                                                            ========

Consolidation

The consolidated financial statements include the accounts of Motient and its wholly-owned subsidiaries. All significant inter-company transactions and accounts have been eliminated.

Cash Equivalents

The Company considers highly liquid investments with original or remaining maturities at the time of purchase of three months or less to be cash equivalents.

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

Concentrations of Credit Risk

For the six months ended June 30, 2003, five customers accounted for approximately 50% of the Company's service revenue, with two customers, United Parcel Service of America, Inc. ("UPS") and SkyTel Communications, Inc. ("SkyTel"), each accounting for more than 15%. SkyTel accounted for approximately 10% of the Company's accounts receivable at June 30, 2003. For the four months ended April 30, 2002, five customers accounted for approximately 44% of the Company's service revenue, with two customers, UPS and SkyTel, each accounting for more than 10%, and one of those customers, SkyTel, accounting for approximately 10% of the Company's service revenue for the four month period. As of December 31, 2002 and April 30, 2002, Skytel represented 14% and 13%, respectively, of the Company's net accounts receivable. For the two months ended June 30, 2002, five customers accounted for approximately 47% of the Company's service revenue, with two of those customers, UPS and SkyTel, each accounting for more than 10%, with SkyTel accounting for approximately 12.4% of the Company's service revenue.

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

Investment in MSV and Notes Receivable from MSV

The Company determined that certain adjustments to our historical financial information for 2000, 2001 and 2002 were required to reflect the effects of several complex transactions, including the formation of, and transactions with, MSV. Please see "--Restatement of Financial Statements" and the Company's current report on Form 8-K dated March 14, 2003 and its annual report on Form 10-K for the year ended December 31, 2002 for a complete discussion of such adjustments.

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

Additionally, the Company has recorded the $15.0 million note receivable from MSV, plus accrued interest thereon at its fair market value, estimated to be approximately $13.0 million, after giving effect to discounted future cash flows at market interest rates. This note matures in November 2006, but may be fully or partially repaid prior to maturity, subject to certain conditions and priorities with respect to payment of other indebtedness, in certain circumstances involving the consummation of additional investments in MSV. In April 2004, MSV repaid $2.0 million of outstanding interest and principal under the $15.0 million note issued to Motient. For more information regarding recent developments involving MSV, please see Note 6, "Subsequent Events".

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

For the three and six month periods ended June 30, 2003, MSV had revenues of $7.2 million and $14.4 million, respectively, operating expenses of $6.9 million and $13.5 million, respectively, and a net loss of $6.5 million and $13.1 million, respectively. For the two-month period ended June 30, 2002 and four-month period ended April 30, 2002, MSV had revenues of $4.6 million and $9.0 million, respectively, operating expenses of $3.8 million and $9.3 million, respectively, and a net loss of $3.8 million and $9.2 million, respectively.

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

The Company has generated significant net operating losses for tax purposes through June 30, 2003; however, it has had its ability to utilize these losses limited on two occasions as a result of transactions that caused a change of control in accordance with the Internal Revenue Service Code Section 382. Additionally, since the Company has not yet generated taxable income, it believes that its ability to use any remaining net operating losses has been greatly reduced; therefore, the Company has established a valuation allowance for any benefit that would have been available as a result of the Company's net operating losses.

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

In December 2003, the Staff of the SEC issued SAB No. 104, "Revenue Recognition", which supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB No. 104's primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple-element revenue arrangements and to rescind the SEC's "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" ("FAQ") issued with SAB No. 101. Selected portions of the FAQ have been incorporated into SAB No. 104. The adoption of SAB No. 104 will not have a material impact on the Company's revenue recognition policies.

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

Property and equipment consists of the following:

                                                          June 30,
                                                            2003
                                                            ----

Network equipment                                         $48,997
Office equipment and furniture                              4,862
Construction in progress                                      656
                                                          -------
                                                           54,415
Less accumulated depreciation and amortization            (15,307)
                                                          --------
Property and equipment, net                               $39,208
                                                          =======

The Company recorded depreciation expense for the three and six months ended June 30, 2003 of $3.4 million and $6.6 million, respectively. The Company had assets under capital lease of $5.5 million at June 30, 2003.

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

Options to purchase 1,273,649 shares of the Company's common stock were outstanding at June 30, 2003, under the Company's 2002 Stock Option Plan. There were no options to purchase shares of the Company's common stock at June 30, 2002 as the Company's 2002 Stock Option Plan was not approved until July of 2002. Options to purchase 2,683,626 shares of the Predecessor Company's stock were outstanding at April 30, 2002. Predecessor Company options were cancelled as part of the Company's reorganization.

In March 2003, the Company's board of directors approved the reduction in the exercise price of all of the outstanding stock options from $5.00 per share to $3.00 per share. The repricing requires that all options be accounted for in accordance with variable plan accounting, under which the value of these options are measured at their intrinsic value and any change in that value is charged to the income statement each quarter based on the difference (if any) between the intrinsic value and the then-current market value of the common stock. The other options are accounted for as a fixed plan and in accordance with intrinsic value accounting, which requires that the excess of the market price of stock over the exercise price of the options, if any, at the time that both the exercise price and the number of options are known be recorded as deferred compensation and amortized over the option vesting period. For the three months ended June 30, 2003, the Company recorded a mark-to-market adjustment of $1.1 million relating to these re-priced options.

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

Segment Disclosures

In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company had one operating segment: its core wireless business. The Company provides its core wireless business to the continental United States, Alaska, Hawaii and Puerto Rico. The following summarizes the Company's core wireless business revenue by major market categories:


                         Successor      Successor      Predecessor     Successor      Predecessor
                          Company        Company         Company        Company         Company
                        Three Months    Two Months      One Month     Six Months      Four Months
                         Ended June     Ended June     Ended April    Ended June      Ended April
                          30, 2003       30, 2002        30, 2002      30, 2003        30, 2002
                        -----------    -----------     -----------    -----------     -----------
                        (Unaudited)    (Unaudited)     (Unaudited)    (Unaudited)     (Audited)
Summary of Revenue
------------------
(in millions)
Wireless Internet            $7.3           $3.4           $1.5           $14.4          $5.6
Field services                2.8            3.0            1.4             6.0           5.6
Transportation                3.2            1.7            1.1             5.8           4.1
Telemetry                     0.6            0.4            0.2             1.2           0.8
All Other                     0.1            0.1            0.2             0.2           0.7
                              ---            ---            ---             ---           ---
   Service Revenue           14.0            8.6            4.4            27.6          16.8
   Equipment Revenue          1.0            0.1            1.3             1.8           5.6
                              ---            ---            ---             ---           ---
  Total                     $15.0           $8.7           $5.7           $29.4         $22.4


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

Options and warrants to purchase shares of common stock were not included in the computation of loss per share as the effect would be antidilutive for all periods. As a result, the basic and diluted earnings per share amounts for all periods presented are the same. As of June 30, 2003, there were warrants to acquire approximately 5,464,962 shares of common stock and options outstanding for 1,273,649 shares that were not included in this calculation because of their antidilutive effect for the six months ended June 30, 2003. For the one and four month periods ended April 30, 2002, all options and warrants had exercise prices in excess of the fair market value of the Company's common stock, and thus options and warrants were not factored into the per share calculation. As of June 30, 2002, there were warrants to acquire approximately 1,839,962 shares of common stock and options outstanding for 2,240,525 shares that were not included in this calculation because of their antidilutive effect for the two months ended June 30, 2002.

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

Related Parties

The Company made payments of $208,000 to related parties for service-related-obligations for the six-month period ended June 30, 2003, as compared to no payments made in the four month period ended April 30, 2002 and $506,000 in the two-month period ended June 30, 2002. As of June 30, 2003, the Company had a net due from related parties in the amount of $0.1 million.

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

As mentioned below, on June 20, 2003, Jared Abbruzzese, the chairman of CTA, resigned his position as Chairman of the Board and Peter D. Aquino, a senior managing director of CTA, was elected to the Company's Board on June 20, 2003.

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

Since emerging from bankruptcy protection in May 2002, the Company has undertaken a number of actions to reduce its operating expenses and cash burn rate. Despite these initiatives, the Company continues to be cash flow negative, and there can be no assurances that Motient will ever be cash flow positive. For a description of the Company's significant cost reduction initiatives after the end of the period covered by this report, please see Note 6 ("Subsequent Events").

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

The Company continues to pursue all potential funding alternatives. Among the alternatives for raising additional funds are the issuance of debt or equity securities, other borrowings under secured or unsecured loan arrangements, and sales of assets. There can be no assurance that additional funds will be available to the Company on acceptable terms or in a timely manner. The Company's new credit facility also has certain terms and conditions, subject to limits and waivers, that restrict the Company's ability to issue additional debt securities and use the proceeds from the sale of assets. The stock purchase agreement executed by the Company and certain purchasers of its common stock in April 2004 also limits Motient's ability to raise capital in the future. There can be no assurance that these restrictions will be waived or modified to allow the Company to access additional funding. For additional information, please see
Note 6 ("Subsequent Events").

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

Debt Obligations & Capital Leases

The following table outlines the Company debt obligations and capital leases as of June 30, 2003.


                                                     Successor Company
                                                        (Unaudited)
                                                       June 30, 2003
                                                     ------------------
                                                        (thousands)
    Rare Medium note payable due 2005, including
    accrued interest thereon                              $21,061
    CSFB note payable due 2005, including
    accrued interest thereon                                  831
    Term Credit Facility                                    3,049
    Vendor financing                                        5,253
    Obligations under Capital leases                        4,893
                                                            -----
                                                           35,087
    Less current maturities                                 3,056
                                                            -----
    Long-term debt                                        $32,031
                                                          -------

The following table reflects the maturity of these obligations over the next five years.


                                                                   Less then                After 5
                                                        Total       1 year     1-4 years     years
(in thousands)
Notes Payable                                          $21,892      $  ---     $21,892        $---
Term Credit Facility                                     3,049         ---       3,049         ---
Capital lease obligations, including interest thereon    4,893       2,036       2,857         ---
Vendor financing commitment                              5,253       1,020       4,233         ---
                                                         -----       -----       -----       -----
  Total Contractual Cash Obligations                   $35,087      $3,056     $32,031        $---


Rare Medium Note: Under the Company's Plan of Reorganization, the Rare Medium notes were cancelled and replaced by a new note in the principal amount of $19.0 million. The new note was issued by a new subsidiary of Motient Corporation that owns 100% of Motient Ventures Holding Inc., which owns all of the Company's interests in MSV. The new note matures on May 1, 2005 and carries interest at 9%. The note allows the Company to elect to accrue interest and add it to the principal, instead of paying interest in cash. The note requires that it be prepaid using 25% of the proceeds of any repayment of the $15 million note receivable from MSV. Please see Note 6 ("Subsequent Events") for further information with regard to certain payments made on this note subsequent to the period covered by this report.

CSFB Note: Under the Company's Plan of Reorganization, the Company issued a note to CSFB, in satisfaction of certain claims by CSFB against Motient, in the principal amount of $750,000. The new note was issued by a new subsidiary of Motient Corporation that owns 100% of Motient Ventures Holdings Inc., which owns all of the Company's interests in MSV. The new note matures on May 1, 2005 and carries interest at 9%. The note allows the Company to elect to accrue interest and add it to the principal, instead of paying interest in cash. The Company must use 25% of the proceeds of any repayment of the $15 million note receivable from MSV to prepay the CSFB note. Please see Note 6 ("Subsequent Events") for further information with regard to certain payments made on this note subsequent to the period covered by this report.

Vendor Financing and Promissory Notes: Motorola had entered into an agreement with the Company to provide up to $15 million of vendor financing to finance up to 75% of the purchase price of network base stations. Loans under this facility bear interest at a rate equal to LIBOR plus 7.0% and are guaranteed by the Company and each subsidiary of Motient Holdings. The terms of the facility require that amounts borrowed be secured by the equipment purchased therewith. Advances made during a quarter constitute a loan, which is then amortized on a quarterly basis over three years. These balances were not impacted by the Company's Plan of Reorganization. In January 2003, Motient restructured the then-outstanding principal under this facility of $3.5 million, with such amount to be paid off in equal monthly installments over a three-year period from January 2003 to December 2005. In January 2003, Motient also negotiated a deferral of approximately $2.6 million that was owed for maintenance services provided pursuant to a separate service agreement with Motorola, and Motient issued a promissory note for such amount, with the note to be paid off over a two-year period beginning in January 2004. The interest rate on this promissory note is LIBOR plus 4%. See Note 6, "Subsequent Events".

Capital Leases: As of June 30, 2003, approximately $5.0 million was outstanding under a capital lease for network equipment with Hewlett-Packard Financial Services Company, which has subsequently been purchased by Compaq Corporation. The lease has an effective interest rate of 12.2%. In January 2003, this agreement was restructured to provide for a modified payment schedule. We also negotiated a further extension of the repayment schedule that became effective upon the satisfaction of certain conditions, including our funding of a letter of credit in twelve monthly installments beginning in 2003, in the aggregate amount of $1.125 million, to secure our payment obligations. The letter of credit will be released in fifteen equal installments beginning in July 2004, assuming no defaults have occurred or are occurring. The lease matures December 1, 2005.

Sources of Funding

$12.5 Million Term Credit Facility: On January 27, 2003, the Company's wholly-owned subsidiary, Motient Communications, closed a $12.5 million term credit agreement with a group of lenders, including several of the Company's existing stockholders. The lenders include the following entities or their affiliates: M&E Advisors, L.L.C., Bay Harbour Partners, York Capital and Lampe Conway & Co. York Capital is affiliated with JGD Management Corp. and James G. Dinan. Bay Harbour Management, JGD Management Corp. and James G. Dinan each hold 5% or more of Motient's common stock. The lenders also include Gary Singer, directly or through one or more entities. Gary Singer is the brother of Steven
G. Singer, one of our directors.

The table below shows, as of May 7, 2004 the number of shares of Motient common stock beneficially owned by the following parties to the term credit agreement, based solely on filings made by such parties with the SEC:

         Name of Beneficial Owner           Number of Shares
         ------------------------           ----------------
         Bay Harbour Management, L.C.           3,217,396
         James G. Dinan*                        2,276,445
         JGD Management Corp.*                  2,276,445

          *JGD Management Corp and James G. Dinan share beneficial ownership with respect to the 2,276,445 shares of our common stock. Mr. Dinan is the president and sole stockholder of JGD Management Corp, which manages the other funds and accounts that hold our common stock over which Mr. Dinan has discretionary investment authority.

Under the credit agreement, the lenders have made commitments to lend Motient Communications up to $12.5 million. The commitments are not revolving in nature and amounts repaid or prepaid may not be reborrowed. Borrowing availability under Motient's $12.5 million term credit facility terminated on December 31, 2003. On March 16, 2004, Motient Communications entered into an amendment to the credit facility, which extended the borrowing availability period until December 31, 2004. As part of this amendment, Motient Communications provided the lenders with a pledge of all of the stock of a newly-formed special purpose subsidiary of Motient Communications, Motient License, which holds all of Motient's FCC licenses formerly held by Motient Communications.

Under this facility, the lenders have agreed to make loans to Motient Communications through December 31, 2004 upon Motient Communications' request no more often than once per month, in aggregate principal amounts not to exceed $1.5 million for any single loan, and subject to satisfaction of other conditions to borrowing, including certain financial and operating covenants, contained in the credit agreement. As of April 1, 2004, the Company had borrowed $6.0 million under this facility, all of which has since been repaid and may not be reborrowed.

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

On January 27, 2003, in connection with the signing of the credit agreement, Motient issued warrants at closing to the lenders to purchase, in the aggregate, 3,125,000 shares of our common stock. The exercise price for these warrants is $1.06 per share. The warrants were immediately exercisable upon issuance and have a term of five years. The warrants were valued at $10 million using a Black-Scholes pricing model and have been recorded as a debt discount and are being amortized as additional interest expense over three years, the term of the related debt. Upon closing of the credit agreement, the Company paid closing and commitment fees to the lenders of $500,000. These fees have been recorded on the Company's balance sheet and are being amortized as additional interest expense over three years, the term of the related debt. Under the credit agreement, the Company must pay an annual commitment fee of 1.25% of the daily average of undrawn amounts of the aggregate commitments from the period from the closing date to December 31, 2003. In December 2003, the Company paid the lenders a commitment fee of approximately $113,000.

On March 16, 2004, in connection with the execution of the amendment to the credit agreement, Motient issued warrants to the lenders to purchase, in the aggregate, 1,000,000 shares of Motient's common stock. The exercise price of the warrants is $4.88 per share. The warrants were immediately exercisable upon issuance and have a term of five years. The warrants will be valued using a Black-Scholes pricing model and will be recorded as a debt discount and will be amortized as additional interest expense over three years, the term of the related debt. The warrants are also subject to a registration rights agreement. Under such agreement, Motient agreed to file a registration statement to register the shares underlying the warrants upon the request of a majority of the warrant holders, or in conjunction with the filing of a registration statement in respect of shares of common stock of the Company held by other holders. Motient will bear all the expenses of such registration. In connection with the amendment, Motient is also required to pay commitment fees to the lenders of $320,000, which were added to the principal balance of the credit facility at closing. These fees will be recorded on the Company's balance sheet and will be amortized as additional interest expense over three years, the term of the related debt.

In each of April, June and August 2003 and March of 2004, the Company made draws under the credit agreement in the amount of $1.5 million for an aggregate amount of $6.0 million. The Company used such funds to fund general working capital requirements of operations.

For the monthly periods ended April 2003 through December 2003, the Company reported events of default under the terms of the credit facility to the lenders. These events of default related to non-compliance with covenants requiring minimum monthly revenue, earnings before interest, taxes and depreciation and amortization and free cash flow performance. In each period, the lenders waived these events of default. There can be no assurance that Motient will not have to report additional events of default or that the lenders will continue to provide waivers in such event. Ultimately, there can be no assurances that the liquidity provided by the credit facility will be sufficient to fund Motient's ongoing operations.

For further information regarding the repayment of outstanding balances under this term credit facility, please see Note 6, "Subsequent Events". For further details regarding the term credit facility, please see our annual report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 22, 2004, and the exhibits attached thereto.

4. COMMITMENTS AND CONTINGENCIES

As of June 30, 2003, the Company had no contractual inventory commitments.

UPS, the Company's largest customer as of December 31, 2002 and the second largest at June 30, 2003, has substantially completed its migration to next generation network technology, and its monthly airtime usage of the Company's network has declined significantly. There are no minimum purchase requirements under the Company's contract with UPS and the contract may be terminated by UPS on 30 days' notice at which point any remaining prepayment would be required to be repaid. While the Company expects that UPS will remain a customer for the foreseeable future, the bulk of UPS' units have migrated to another network. As of April 30, 2004, UPS had approximately 4,720 active units on Motient's network.

Until June 2003, UPS had voluntarily maintained its historical level of payments to mitigate the near-term revenue and cash flow impact of its recent and anticipated continued reduced network usage. However, beginning in July 2003, the revenues and cash flow from UPS declined significantly. Also, due to a separate arrangement entered into in 2002 under which UPS prepaid for network airtime to be used by it in 2004, the Company does not expect that UPS will be required to make any cash payments to the Company in 2004 for service to be provided in 2004. If UPS does not make any cash payments to the Company in 2004, the Company's cash flows from operations in 2004 will decline, and its liquidity and capital resources could be materially and negatively affected. As of April 30, 2004, UPS has not been required to make any cash payments to the Company in 2004 for service provided in 2004, and the value of the Company's remaining airtime service obligations to UPS in respect of the prepayment was approximately $4.4 million. The Company has undertaken a number of initiatives to offset the loss of revenue and cash flow from UPS, including the following:

      o    further   reductions  in  the  Company's   employee  and  network
           infrastructure costs;

      o actions to grow new revenue from the Company's carrier relationships with Verizon Wireless and T-Mobile, under which the Company will be selling voice and data services on such carrier's next generation wireless networks as a master agent;

      o actions to increase revenue from the Company's various telemetry applications and initiatives; and

      o enhancements to the Company's liquidity which are expected to involve the sale of unneeded frequency assets, such as the sales of certain Specialized Mobile Radio ("SMR") licenses to Nextel.


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

From time to time, Motient is involved in legal proceedings in the ordinary course of our business operations. Although there can be no assurance as to the outcome or effect of any legal proceedings to which Motient is a party, Motient does not believe, based on currently available information, that the ultimate liabilities, if any, arising from any such legal proceedings not otherwise disclosed would have a material adverse impact on its business, financial condition, results of operations or cash flows. For a discussion of legal matters after the end of the period covered by this report, please see Note 6 ("Subsequent Events").

Regulatory

On March 14, 2002, the FCC adopted a notice of proposed rulemaking exploring options and alternatives for improving the spectrum environment for public safety operations in the 800 MHz band. This notice of proposed rulemaking was issued by the FCC after a "white paper" proposal was submitted to the FCC by Nextel Communications Inc. in November 2001 addressing largely the same issues. In its white paper, Nextel proposed that certain of its wireless spectrum in the 700 MHz band, lower 800 MHz band and 900 MHz band be exchanged for spectrum in the upper 800 MHz band and in the 2.1 GHz band. Nextel's proposal addressed the problem of interference to public safety agencies by creating blocks of contiguous spectrum to be shared by public safety agencies. Since the notice of proposed rulemaking was issued, Motient has been actively participating with other affected licensees, including Nextel, to reach agreement on a voluntary plan to re-allocate spectrum to alleviate interference to public safety agencies. On December 24, 2002, a group of affected licensees, including Motient, Nextel, and several other licensees, submitted a detailed proposal (the "Consensus Plan") to the FCC for accomplishing the re-allocation of spectrum over a period of several years. These parties have also been negotiating a mechanism by which Nextel would agree to reimburse, up to $850 million, costs incurred by affected licensees in relocating to different parts of the spectrum band pursuant to the rebanding plan.

On February 10, 2003, approximately 60 entities filed comments to the proposal submitted to the FCC on December 24, 2002. Several of the comments addressed the issue of comparable 800 MHz spectrum for Economic Area ("EA") and the need to avoid recreating the 800 MHz interference situation when Nextel integrates its 900 MHz spectrum into its integrated dispatch enhanced network, or iDEN. Reply comments, which were due February 25, 2003, included comments urging the FCC to conduct its own analysis of the adequacy of the interference protection proposed in the plan. In mid-April 2003, the FCC's Office of Engineering and Technology ("OET") sent a letter to several manufacturers requesting additional practical, technical and procedural solutions or information that may have yet to be considered. Responses were due May 8, 2003. Upon reviewing the filed comments, OET has indicated that other technical solutions were possible and were being reviewed by the FCC. To date, no final action has been taken by the FCC. The Company cannot assure you that its operations will not be affected by this proceeding. For a discussion of regulatory matters after the end of the period covered by this report, please see Note 6 ("Subsequent Events").


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

Credit Facility Repayment

On April 13, 2004, Motient repaid all principal amounts then owing under its term credit facility, including accrued interest thereon, in an amount of $6.7 million. The remaining availability under the term credit facility of $5.8 million will be available for borrowing to the Company until December 31, 2004, subject to the lending conditions in the credit agreement.

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

Despite these initiatives, the Company continues to be cash flow negative, and there can be no assurances that the Company will ever be cash flow positive.

Motorola Debt Obligation Renegotiation

In March 2004, Motient further restructured both the vendor financing facility and the promissory note to Motorola, primarily to extend the amortization periods for both the vendor financing facility and the promissory note. Motient will amortize the combined balances in the amount of $100,000 per month beginning in March 2004. Motient also agreed that interest would accrue on the vendor financing facility at LIBOR plus 4%. As part of this restructuring, Motient agreed to grant Motorola a second lien (junior to the lien held by the lenders under our term credit facility) on the stock of Motient License. This pledge secures Motient's obligations under both the vendor financing facility and the promissory note.

Stock Option Plan

In July 2003, the compensation and stock option committee of the Company's board of directors, acting pursuant to the Company's 2002 stock option plan, granted 26 employees and officers options to purchase an aggregate of 470,000 shares of the Company's common stock at a price of $5.15 per share. In September 2003, one additional employee received a grant for 25,000 shares of the Company's common stock at a price of $5.65 per share. One-half of each option grant vests with the passage of time and the continued employment of the recipient, in three equal increments, on the first, second and third anniversary of the date of grant. The other half of each grant will either vest or be rescinded based on the performance of the Company in 2004. If vested and not exercised, the options will expire on the 10th anniversary of the date of grant.

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

On April 2, 2004, the above-mentioned additional $17.6 million investment was consummated. In connection with this investment, MSV's amended and restated investment agreement was amended to provide that of the total $17.6 million in proceeds, $5.0 million was used to repay certain outstanding indebtedness of MSV, including $2.0 million of outstanding interest and principal under the $15.0 million promissory note issued to Motient by MSV. Motient was required to use 25% of the $2 million it received in this transaction, or $500,000, to make prepayments under its existing notes owed to Rare Medium Group, Inc. and Credit Suisse First Boston. The remainder of the proceeds from this investment will be used by MSV for general corporate purposes. As of the closing of the additional investment on April 2, 2004, Motient's percentage ownership of MSV was approximately 46.5% on an undiluted basis, 32.6% on an "as converted" basis giving effect to the conversion of all outstanding convertible notes of MSV and 29.5% on a fully diluted basis.

Agreements with Communication Technology Advisors LLC

Communications Technology Advisors, LLC ("CTA") is a consulting and private advisory firm specializing in the technology and telecommunications sectors. It had previously acted as the spectrum and technology advisor to the official committee of unsecured creditors in connection with the Company's bankruptcy proceedings. In May 2002, the Company entered into a consulting agreement with CTA under which CTA provided consulting services to the Company. Since September 2002, the Company has extended it consulting agreement with CTA on either three month or month-to-month terms. For the period September 2002 to May 2003, the monthly fee was $55,000. Beginning in May 2003, the monthly fee was reduced to

$39,000. On January 30, 2004, the Company engaged CTA to act as chief restructuring entity. The term of CTA's engagement is currently scheduled to end on August 1, 2004. As consideration for this work, Motient agreed to pay to CTA a monthly fee of $60,000. The new agreement replaces the Company's existing consulting arrangement with CTA. In addition, since the initial engagement of CTA, the payment of certain monthly fees to CTA had been deferred. In April 2004, Motient paid CTA $440,000 for all past deferred fees.

In November 2003, the Company engaged CTA to provide a valuation of its equity interest in MSV as of December 31, 2002, as described in Note 2. CTA was paid $150,000 for this valuation.

Management and Board Changes

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

Legal Matters

On April 15, 2004, Motient filed a claim under the rules of the American Arbitration Association in Fairfax County, VA, against Wireless Matrix Corporation, a reseller of Motient's services, for the non-payment of certain amounts due and owing under the "take-or-pay" agreement between Motient and

Wireless Matrix. Under this agreement, Wireless Matrix agreed to purchase certain minimum amounts of air-time on the Motient network. In February 2004 Wireless Matrix informed Motient that it was terminating its agreement with Motient. Motient does not believe that Wireless Matrix has any valid basis for doing so, and consequently filed the above mentioned claim seeking over $2.6 million in damages, which amount represents Wireless Matrix's total prospective commitment under the agreement. As of the date of this filing, Wireless Matrix has not responded to the claim or filed a counter-claim against Motient. Motient cannot assure you that Wireless Matrix will not file a counter-claim in this proceeding, nor can Motient assure you that it will prevail in any arbitration proceeding.

Regulatory Matters

It has been reported that in March 2004, the staff of the FCC recommended the adoption of the Consensus Plan. However, the staff apparently also recommended the rejection of Nextel's offer to pay $850 million to recover the costs of the re-allocation of the spectrum, as the staff apparently felt this amount to be insufficient to cover the costs of such re-allocation. On April 8, 2004, Motient filed a request with the FCC asking that the Commission relocate Motient into the so called "upper-800 MHz band" as part of the Consensus Plan. Motient has not received any response to request.

Further Lane

On July 29, 2003, Motient entered into a letter agreement with Further Lane Asset Management Corp. under which Further Lane provides investment advisory services to Motient. In connection with the execution of this letter agreement, Motient issued Further Lane a warrant to purchase 200,000 shares of its common stock. The exercise price of the warrant is $5.10 per share. The warrant is immediately exercisable upon issuance and has a term of five years. The fair value of the warrant was estimated at $927,000 using a Black-Scholes model. In September 2003, the Company recorded a non-cash consultant compensation charge of $927,000 based on this valuation.

Sale of SMR Licenses to Nextel Communications, Inc.

On July 29, 2003, Moitient's wholly-owned subsidiary, Motient Communications, entered into an asset purchase agreement with Nextel, under which Motient Communications sold to Nextel certain of its SMR licenses issued by the FCC for $3.4 million. The closing of this transaction occurred on November 7, 2003. On December 9, 2003, Motient Communications entered into a second asset purchase agreement, under which Motient Communications will sell additional licenses to Nextel for $2.75 million. In February, 2004, the Company closed the sale of licenses covering approximately $2.2 million of the purchase price, and the Company closed the sale of approximately one-half of the remaining licenses in April 2004. The transfer of the other half of the remaining licenses has been challenged at the FCC by a third-party. While the Company believes, based on the advice of counsel, that the FCC will ultimately rule in its favor, the Company cannot assure you that it will prevail, and, in any event, the timing of any final resolution is uncertain. None of these licenses are necessary for Motient's future network requirements. Motient has and expects to continue to use the proceeds of the sales to fund its working capital requirements and for general corporate purposes. The lenders under Motient Communications' term credit agreement have consented to the sale of these licenses.

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

Overview

Motient's Chapter 11 Filing

On January 10, 2002, Motient and three of its wholly-owned subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code. Motient's Plan of Reorganization was confirmed on April 26, 2002, and became effective on May 1, 2002. As a result of the reorganization and the recording of the restructuring transaction and implementation of fresh-start reporting, our results of operations after April 30, 2002, are not comparable to results reported in prior periods. See Note 2 of notes to consolidated financial statements for information on consummation of our Plan of Reorganization and implementation of "fresh-start" reporting. The discussion of our Plan of Reorganization should be read in conjunction with the consolidated financial statements and notes thereto.

General - The Current and Former Components of Motient's Business

This section provides information regarding the various current and prior components of Motient's business, which we believe are relevant to an assessment and understanding of the financial condition and consolidated results of operations of Motient.

Motient presently has six wholly-owned subsidiaries and had a 25.5% interest (on a fully-diluted basis) in MSV as of June 30, 2003. For further details regarding Motient's interest in MSV, please see Note 6 ("Subsequent Events -- Developments Relating to MSV") of notes to consolidated financial statements. Motient Communications Inc. owns the assets comprising Motient's core wireless business, except for Motient's FCC licenses, which are held in a separate subsidiary, Motient License Inc. Motient License was formed on March 16, 2004, as part of Motient's amendment of its credit facility, as a special purpose wholly-owned subsidiary of Motient Communications and holds all of the FCC licenses formerly held by Motient Communications. A pledge of the stock of Motient License, along with the other assets of Motient Communications, secures borrowings under our term credit facility, and a pledge of the stock of Motient License secures, on a second priority basis, borrowings under our vendor financing facility with Motorola. For further details regarding the formation of Motient License, please see Note 3 ("Liquidity and Financing - Sources of Funding - $12.5 Million Term Credit Facility") of notes to consolidated financial statements. Motient's other four subsidiaries hold no material operating assets other than the stock of other subsidiaries and Motient's interests in MSV. On a consolidated basis, we refer to Motient Corporation and its six wholly-owned subsidiaries as "Motient." Our indirect, less-than 50% voting interest in MSV is not consolidated with Motient for financial statement purposes. Rather, we account for our interest in MSV under the equity method of accounting.

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

Over the last several years, we have made substantial investments in new products and services, including our eLinksm wireless email service. Our eLink service is a wireless email application, wirelessly enabling POP and IMAP compliant email services on the Motient network. We provide our eLink brand two-way wireless email service to customers accessing email through corporate servers, internet service providers, mail service provider, accounts, and paging network suppliers. We also offer a BlackBerry TM by Motient solution specifically designed for large corporate accounts operating in a Microsoft Exchange and Lotus Notes environment. BlackBerry TM is a popular wireless email solution developed by Research In Motion Ltd., or RIM, and is being provided on the Motient network under an agreement with RIM. See
Note 5 ("Legal and Regulatory Matters") and Note 6, ("Subsequent Events") of notes to consolidated financial statements for discussion related to on-going RIM litigation and product availability.

Mobile Satellite Ventures LP

On June 29, 2000, we formed a joint venture subsidiary, MSV, (formerly know as

Mobile Satellite Ventures LLC) , in which we owned, until November 26, 2001, 80% of the membership interests, in order to conduct research and development activities. In June 2000, three investors unrelated to Motient purchased 20% of the interests in MSV for an aggregate purchase price of $50 million. The minority investors had certain participating rights which provided for their participation in certain business decisions that were made in the normal course of business, therefore, the our investment in MSV has been recorded for all periods presented in the consolidated financial statements pursuant to the equity method of accounting. On November 26, 2001, Motient sold the assets comprising its satellite communications business to MSV, as part of a transaction in which certain other parties joined MSV, including TMI Communications and Company Limited Partnership or TMI, a Canadian satellite services provider. In this transaction, TMI also contributed its satellite communications business assets to MSV. As part of this transaction, Motient received a $15 million promissory note issued by MSV and purchased a $2.5 million convertible note issued by MSV.

In July 2002, MSV commenced a rights offering seeking total funding in the amount of $3.0 million. While we were not obligated to participate in the offering, our board determined that it was in our best interests to participate so that our interest in MSV would not be diluted. On August 12, 2002, we funded an additional $957,000 to MSV pursuant to this offering, and received a new convertible note in such amount. This rights offering did not impact our ownership position in MSV.

The $3.5 million of convertible notes from MSV mature on November 26, 2006, bear interest at 10% per annum, compounded semiannually, and are payable at maturity. The convertible notes are convertible at any time at Motient's discretion, and automatically under certain circumstances into class A preferred units of limited partnership interests of MSV. Our $15 million promissory note from MSV is subject to prepayment in certain circumstances where MSV receives cash proceeds from equity, debt or asset sale transactions. In addition, 25% of the proceeds of any repayment of the $15.0 million note from MSV must be used to prepay pro-rata both the Rare Medium and Credit Suisse First Boston Corporation, or CSFB, notes. The allocation of the 25% of the proceeds will be made in accordance with Rare Medium's and CSFB's relative outstanding balance at the time of prepayment. If not repaid earlier, the outstanding amounts owing under the $15.0 million note from MSV, including accrued interest thereon, become due and payable on November 26, 2006; however, there can be no assurance that MSV would have the ability, at that time, to pay the amounts due under the note. Motient has recorded the $15.0 million note receivable from MSV, plus accrued interest thereon at its fair market value, estimated to be approximately $13.0 million at the May 1, 2002 "fresh-start" accounting date, after giving effect to discounted future cash flows at market interest rates.

On August 21, 2003, two investors in MSV (excluding Motient) invested an additional $3.7 million in MSV in exchange for Class A preferred units of limited partnership interests in MSV. MSV used the proceeds from this investment to repay other indebtedness that is senior in its right of repayment to Motient's promissory note. Under the terms of MSV's amended and restated investment agreement, these investors had the option of investing an additional $17.6 million in MSV by December 31, 2003; however, if, prior to this time, the FCC had not issued a decision addressing MSV's petition for reconsideration concerning MSV's application with the FCC with respect to MSV's plans for a new generation satellite system utilizing ancillary terrestrial components, or ATC, the option was automatically extended to March 31, 2004. As of the closing of the initial investment on August 21, 2003, Motient's percentage ownership of MSV was approximately 46.5% on an undiluted basis, 32.6% on an "as converted" basis giving effect to the conversion of all outstanding convertible notes of MSV and 29.5% on a fully diluted basis.

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

Our Plan of Reorganization was confirmed on April 26, 2002 and became effective on May 1, 2002. The reorganization significantly deleveraged Motient's balance sheet and significantly reduced Motient's ongoing interest expense. As of the effective date of the plan, Motient had approximately $30.7 million of debt (comprised of capital leases, notes payable to Rare Medium and CSFB, and the outstanding Motorola, Inc. credit facility). As of June 30, 2003, Motient had approximately $35.0 million of debt.

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

Summary of Risk Factors

In addition to the challenge of growing revenue as described above, our future operating results could be adversely affected by a number of uncertainties and factors, including:

      o our ability, and our resellers' ability to attract and retain customers, and our ability to replace revenue formerly contributed by UPS, one of our largest customers,
      o our ability to execute on our business plan with drastically reduced personnel as a result of several significant reductions in force,
      o our ability to further reduce operating expenses and thereby reduce our cash burn rate,
      o our ability to secure additional financing necessary to fund anticipated capital expenditures, operating losses and any remaining debt service requirements,
      o our ability to convert customers who have purchased devices from us into active users of our airtime service and thereby generate revenue growth,

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

The table below outlines operating results for the Successor and Predecessor
Companies:


                                                                             Predecessor
                               Successor Company   Successor Company           Company
                              Three Months Ended    Two Months Ended       One Month Ended
                                 June 30, 2003       June 30, 2002         April 30, 2002
                                 -------------       -------------         --------------
Summary of Revenue
------------------
(in millions)
Wireless Internet                    $7.3                 $3.4                   $1.5
Field Services                        2.8                  3.0                    1.4
Transportation                        3.2                  1.7                    1.1
Telemetry                             0.6                  0.4                    0.2
All Other                             0.1                  0.1                    0.2
                                      ---                  ---                    ---
   Service Revenue                   14.0                  8.6                    4.4
Equipment Revenue                     1.0                  0.1                    1.3
                                      ---                  ---                    ---
         Total                      $15.0                 $8.7                   $5.7
                                    =====                 ====                   ====



                                                                             Predecessor
                                                                               Company
                                 Successor Company   Successor Company      Four Months
                                Six Months Ended    Two Months Ended       Ended April 30,
                                 June 30, 2003       June 30, 2002               2002
                                 -------------       -------------         ---------------
Summary of Revenue
------------------
(in millions)
Wireless Internet                   $14.4                 $3.4                    $5.6
Field Services                        6.0                  3.0                     5.6
Transportation                        5.8                  1.7                     4.1
Telemetry                             1.2                  0.4                     0.8
All Other                             0.2                  0.1                     0.7
                                      ---                  ---                     ---
   Service Revenue                   27.6                  8.6                    16.8
Equipment Revenue                     1.8                  0.1                     5.6
                                      ---                  ---                     ---
         Total                       29.4                 $8.7                   $22.4
                                     ====                 ====                   =====


                                            Successor Company                            Predecessor Company
                                       Three                 Two
                                      Months                 Months                    One Month
                                      Ended       % of       Ended       % of            Ended          % of
                                     June 30,    Service     June 30,   Service         April 30,     Service
                                       2003      Revenue      2002      Revenue           2002        Revenue
                                       ----      -------      ----      -------           ----        -------
Summary of Expense
------------------
(in millions)
Cost of Service and Operations        $13.9         99%      $10.1        117%            $6.6          150%
Cost of Equipment Sales                 1.1          8         0.8          9              1.4           32
Sales and Advertising                   1.5         11         1.4         16              1.0           23
General and Administration              3.3         24         3.3         38              0.6           14
Depreciation and Amortization           5.6         40         4.1         48              1.7           39
                                      -----      -----       -----      -----            -----         ----
Total Operating                       $25.4        181%      $19.7        229%           $11.3          257%
                                      =====       ====       =====       ====            =====         ====

                                             Successor Company                       Predecessor Company
                                     Six                        Two
                                     Months                    Months
                                     Ended        % of          Ended      % of       Four Months    % of
                                     June 30,    Service       June 30,   Service     Ended April   Service
                                      2003       Revenue        2002      Revenue      30, 2002     Revenue
                                      ----       -------        ----      -------      ----------   -------
Summary of Expense
------------------
(in millions)
Cost of Service and Operations          $27.5       100%        $10.1      117%        $21.9       130%
Cost of Equipment Sales                   2.1         8           0.8        9           6.0        36
Sales and Advertising                     2.7        10           1.4       16           4.2        25
General and Administration                6.6        24           3.3       38           4.1        24
Restructuring Charges                    --          --          --         --           0.6           4
Depreciation and Amortization            10.9        39           4.1       48           6.9        41
                                         ----        --           ---       --           ---        --
Total Operating                         $49.8       180%        $19.7      229%        $43.7       260%
                                        =====      ====         =====     ====         =====      ====


Three and Six Months Ended June 30, 2003 and 2002

Revenue and Subscriber Statistics

Service revenues approximated $27.6 million for the six months ended June
30, 2003, which was a $2.2 million increase as compared to the six months ended June 30, 2002. Service revenues approximated $14.0 million for the three months ended June 30, 2003, which was a $1.0 million increase as compared to the three months ended June 30, 2002. The increase in these periods was a result of an increase in revenue in our wireless internet market sector, partially offset by decreases in the field services and other market sectors. Total revenues approximated $29.4 million for the six months ended June 30, 2003, which was a $1.7 million decrease as compared to the six months ended June 30, 2002. The decrease was primarily the result of the decline in equipment revenues as a result of our decision to decrease the prices for our equipment to customers over the course of the second quarter of 2002 due to lower sales of certain of our customer devices and our assessment of market conditions, demand and competitive pricing dynamics. Total revenues approximated $15.0 million for the three months ended June 30, 2003, which was a $0.6 million increase as compared to the three months ended June 30, 2002. The increase in this periods was a result of the wireless internet market sector growth discussed above, partially offset by decreases in the field services and other market sectors and the decline in equipment revenue discussed above.

The tables below summarize our revenue for the three and six months ended
June 30, 2003 and 2002 and our subscriber base as of June 30, 2003 and 2002. An explanation of certain changes in revenue and subscribers is set forth below.

                                               Three months Ended June 30,
                                            ----------------------------------
Summary of Revenue                               2003      2002 Combined          Change     % Change
------------------                               ----      -------------          ------     --------
(in millions)
Wireless Internet                                $7.3           $4.9                $2.4         49%
Field Services                                    2.8            4.4                (1.6)       (36)
Transportation                                    3.2            2.8                 0.4          14
Telemetry                                         0.6            0.6                 0.0           0
All Other                                         0.1            0.3                (0.2)        (67)
                                                  ---            ---                -----       ----
   Service Revenue                               14.0           13.0                 1.0           8
   Equipment Revenue                              1.0            1.4                (0.4)        (29)
                                                  ---            ---                -----       ----
         Total                                  $15.0          $14.4                $0.6           4%
                                                =====          =====                ====          ==


                                               Six months Ended June 30,
                                           ----------------------------------
Summary of Revenue                               2003       2002 Combined         Change       % Change
------------------                               ----       -------------         ------       --------
(in millions)                                                (restated)
Wireless Internet                               $14.4           $9.0                $5.4          60%
Field Services                                    6.0            8.6                (2.6)        (30)
Transportation                                    5.8            5.8                 0.0           0
Telemetry                                         1.2            1.2                 0.0           0
All Other                                         0.2            0.8                (0.6)        (75)
                                                  ---            ---               -----        ----
   Service Revenue                               27.6           25.4                 2.2           9
   Equipment Revenue                              1.8            5.7                (3.9)        (68)
                                                  ---            ---               -----        ----
         Total                                  $29.4          $31.1               $(1.7)         (5)%
                                                =====          =====              ======         ====


The make up of our registered subscriber base was as follows:

                                               Three months Ended June 30,
                                            ----------------- ----------------

                                                 2003           2002              Change       % Change
                                                 ----           ----              ------        --------
Wireless Internet                             110,452         90,082              20,370          23%
Field Services                                 20,770         35,445             (14,675)        (41)
Transportation                                100,793         91,803               8,990          10
Telemetry                                      29,787         29,826                 (39)          0
All Other                                         941            543                 398          73
                                                  ---            ---                 ---          --
         Total                                262,743        247,699              15,044           6%
                                              =======        =======              ======          ==


o Wireless Internet: Revenue grew from $9.0 million to $14.4 million for the six months ended June 30, 2003, as compared to the six months ended June 30, 2002. Revenue grew from $4.9 million to $7.3 million for the three months ended June 30, 2003, as compared to the three months ended June 30, 2002. The revenue growth in the Wireless Internet sector during these periods represented our continued focus on expanding the adoption of eLink and BlackBerry TM wireless email offerings to corporate customers with both direct sales people and reseller channel partners. Our existing reseller channel partners, as well as the addition of new reseller channel partners, represented a significant portion of the revenue growth during this period.
o Field Services: Revenue declined from $8.6 million to $6.0 million for the six months ended June 30, 2003, as compared to the six months ended June 30, 2002. Revenue declined from $4.4 million to $2.8 million for the three months ended June 30, 2003, as compared to the three months ended June 30, 2002. The decrease in revenue from field services was primarily the result of the termination of several customer contracts, including NCR Corporation, Bank of America, Sears, as well as the general reduction of units and rates across the remainder our field service customer base, primarily IBM and Lucent, and consulting revenues included in the first six months of 2002 that were not included in the first six months of 2003. Additionally, a device leasing/rental contract that the Company had with IBM ended in the second quarter of 2003.
o Transportation: Revenue remained at $5.8 million for the six months ended June 30, 2003, as compared to the six months ended June 30, 2002. Despite the total revenues remaining constant, there was a significant decrease due to the elimination, as part of fresh-start accounting, of the recognition of deferred revenue that resulted from the sale of intellectual property license sold to Aether Systems Inc. in 2000. These decreases were equally offset by unit growth from two primary customers, Metra and UPS. Revenue grew from $2.8 million to $3.2 million for the three months ended June 30, 2003, as compared to the three months ended June 30, 2002. The increase during this period was the result of the unit growth for the two primary customers discussed above.

o Telemetry: Revenue remained at $1.2 million for the six months ended June 30, 2003, as compared to the six months ended June 30, 2002. Revenue remained at $0.6 million for the three months ended June 30, 2003, as compared to the three months ended June 30, 2002. While we experienced growth in certain telemetry customer accounts, this was equally offset by churn or negative rate changes in other telemetry accounts.
o Other: Revenue declined from $0.8 million to $0.2 million for the six months ended June 30, 2003, as compared to the six months ended June 30, 2002. Revenue declined from $0.3 million to $0.1 million for the three months ended June 30, 2003, as compared to the three months ended June 30, 2002. Although our registered subscriber base grew, the decrease in revenue in this category was primarily the result of the general reduction of rates for service for certain customers in our other customer base.
o Equipment: Revenue declined from $5.7 million to $1.8 million for the six months ended June 30, 2003, as compared to the six months ended June 30, 2002. Revenue declined from $1.4 million to $1.0 million for the three months ended June 30, 2003, as compared to the three months ended June 30, 2002. The decrease in equipment revenue was primarily a result of our decision to decrease the prices for our equipment to customers over the course of the second quarter of 2002 due to lower sales of certain of our customer devices and our assessment of market conditions, demand and competitive pricing dynamics.

The table below summarizes our operating expenses for the three and six months ended June 30, 2003 and 2002. An explanation of certain changes in operating expenses is set forth below.


                                               Three Months Ended June 30,
                                          ------------------------------------
Summary of Expenses                              2003        2002 Combined         Change      % Change
                                                 ----        -------------         ------       --------
(in millions)                                                (restated)
Cost of Service and Operations                  $13.9          $16.7               ($2.8)        (17)%
Cost of Equipment Sales                           1.1            2.2                (1.1)        (50)
Sales and Advertising                             1.5            2.4                (0.9)        (38)
General and Administration                        3.3            3.9                (0.6)        (15)
Depreciation and Amortization                     5.6            5.8                (0.2)         (3)
                                                  ---            ---                -----         ---
         Total Operating                        $25.4          $31.0               ($5.6)        (18%)
                                                =====          =====               ======        =====


                                               Six Months Ended June 30,
                                          ------------------------------------
Summary of Expenses                             2003         2002 Combined        Change       % Change
                                                ----         -------------        ------       --------
(in millions)                                                 (restated)
Cost of Service and Operations                  $27.5          $32.0               ($4.5)         (14)%
Cost of Equipment Sales                           2.1            6.8                (4.7)         (69)
Sales and Advertising                             2.7            5.7                (3.0)         (53)
General and Administration                        6.6            7.4                (0.8)         (11)
Restructuring Charges                              --            0.6                (0.6)        (100)
Depreciation and Amortization                    10.9           11.0                (0.1)          (1)
                                                 ----           ----               -----          ---
         Total Operating                        $49.8          $63.5              ($13.7)        (22%)
                                                =====          =====              =======        =====


Cost of service and operations includes costs to support subscribers, such as network telecommunications charges and site rent for network facilities, network operations employee salary and related costs, network and hardware and software maintenance charges, among other things. Costs of service and operations decreased from $32.0 million to $27.5 million for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. Costs of service and operations decreased from $16.7 million to $13.9 million for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. The decrease was the result of lower employee salary and related costs due to the workforce reductions implemented in July and September of 2002 and March of 2003, reductions in hardware and software maintenance costs as a result of the negotiation of lower rates on maintenance service contracts and decreased telecommunications charges as a result of the negotiation of lower rates under our primary telecommunications contract in the fourth quarter of 2002 as well as the removal of base stations as part of our efforts to remove older-generation equipment from our network. This decrease was also impacted by reductions in network maintenance costs as a result of the removal of a portion of our base stations from our national maintenance contract with Motorola, as well as the reduction of the per-base station rates under this contract in the first quarter of 2003, as well as the removal of base stations from the network as discussed above.

The decrease in cost of equipment sold to $1.1 and $2.1 million for the three and six months ended June 30, 2003, as compared to $2.2 and $6.8 million for the three and six months ended June 30, 2002 was the result of reduced sales of equipment and the write-down of the values of the equipment held for sale in the Company's inventory. The Company wrote down the value of its inventory in the second quarter of 2002 by $4.5 million.

Sales and advertising expenses decreased to $1.5 and $2.7 million for the three and six months ended June 30, 2003, as compared to $2.4 and $5.7 million for the three and six months ended June 30, 2002. Sales and advertising expenses as a percentage of service revenue were approximately 11% and 10% for the first three and six months of 2003, compared to 16% and 22% for the comparable period of 2002. The decrease in sales and advertising expenses for the three and six months ended June 2003 was primarily attributable to lower employee salary and related costs, due to the workforce reductions implemented in July and September 2002 and March 2003, a significant reduction public relations costs as a result of the Company's reorganization in 2002 and the significant reduction in or elimination of sales and marketing programs after the Company's reorganization in May 2002.

General and administrative expenses for the core wireless business decreased to $3.3 and $6.6 million for the three and six months ended June 30, 2003, as compared to $3.9 and $7.4 million for the three and six months ended June 30, 2002. General and administrative expenses as a percentage of service revenue were approximately 24% and 24% for the first three and six months of 2003 as compared to 30% and 29% for 2002. The decrease in general and administrative expenses for the three and six months ended June 30, 2003 was primarily attributable to lower employee salary and related costs due to the workforce reductions implemented in July and September of 2002 and March of 2003, lower directors and officers liability insurance costs subsequent to reorganization, a reduction in bad debt charges primarily due to the lowering of our reserves, and a $1.0 million expense in April 2002 as a result of our withdrawal from an FCC spectrum auction. In May 2002, the FCC filed a proof of claim with the United States Bankruptcy Court, asserting a pre-petition claim in the approximate amount of $1.0 million fees incurred as a result of our withdrawal from certain auctions. Under our court-approved Plan of Reorganization, subsequent to June 30, 2002 the FCC's claim was classified as an "other unsecured" claim and the FCC was issued a pro rata portion of 97,256 shares of common stock issued to creditors with allowed claims in such class. These decreases were offset by increases in the consulting costs related to the engagement of CTA in May 2002 that was continuing in the first and second quarter of 2003, and increases in audit, tax and legal fess related to our fiscal year 2002 audit and re-audits of fiscal year 2001 and 2000, occurring in the first six months of 2003.

The Company had no restructuring charges for the three and six months ended June 30, 2003, as compared to $0.6 million for the six months ended June 30, 2002. These restructuring charges related to certain employee reduction initiatives and reorganization expenses.

Depreciation and amortization for the core wireless business decreased to $5.6 and $10.9 million for the three and six months ended June 30, 2003, as compared to $5.8 and $11.0 million for the three and six months ended June 30, 2002. Depreciation and amortization was approximately 40% and 39% of service revenue for the first three and six months of 2003, as compared to 45% and 43% for the first three and six months of 2002.



                                         Successor       Successor          Predecessor        Successor        Predecessor
                                          Company         Company              Company          Company           Company
                                          -------         -------              -------          -------           -------
                                       Three Months      Two Months           One Month        Six Months       Four Months
                                      Ended June 30,     Ended June          Ended April     Ended June 30,    Ended April 30,
                                           2003           30, 2002            30, 2002            2003              2002
                                           ----           --------            --------            ----              ----
(in thousands)                                                                                                    (Audited)
Interest expense, net                    $(1,642)          $(408)               $(111)          $(2,954)          $(1,850)
Other Income, net                          1,286              15                  312             2,583             1,270
Loss on Disposal of Assets                    --              --                 (571)               --              (591)
Gain on Sale of Transportation Assets         --              --                  372                --               372
Equity in losses of Mobile Satellite      (2,288)         (1,540)                (595)           (4,613)           (1,909)
Ventures

Interest expense from May 1, 2002, is associated with our various debt obligations, including the $19.75 million notes payable to Rare Medium and CSFB, our capital lease obligations, our vendor financing commitment and our term credit facility put in place in January of 2003. Interest expense increased for the three and six months ended June, 2003, as compared to the three and six months ended June 30, 2002, due primarily to the amortization of fees and the value ascribed to warrants provided to the term credit facility lenders on our closing of our $12.5 million term credit facility in January of 2003. The Company issued warrants at closing to the lenders to purchase, in the aggregate, 3,125,000 shares of our common stock. The exercise price for these warrants is $1.06 per share. The warrants were immediately exercisable upon issuance and have a term of five years. The warrants were valued at $10 million using a Black-Scholes pricing model and have been recorded as a debt discount and are being amortized as additional interest expense over three years, the term of the related debt. Upon closing of the credit agreement, the Company paid closing and commitment fees to the lenders of $500,000.

Effective May 1, 2002, we are required to reflect our equity share of the losses of MSV. We recorded equity in losses of MSV of $(2,288) and $(4,613) million for the three and six months ended June 30, 2003, as compared to $2,135 and $3,449 million for the three and six months ended June 30, 2002. The MSV losses for the three and six months ended June 30, 2003 are Motient's 48% and 48% share of MSV's losses for the same period, losses for the three and six months ended June 30, 2002 consist of Motient's 48% and 48% share of the MSV losses to date reduced by the loans in priority. For the three and six months ended June 30, 2003, MSV had revenues of $7.2 and $14.4 million, operating expenses of $6.9 and $13.5 million and a net loss of $5.9 and $13.1 million. For the two and six months ended June 30, 2002, MSV had revenues of $4.6 and $9.0 million, operating expenses of $3.8 and $9.3 million and a net loss of $3.8 and $9.2 million.

Liquidity and Capital Resources

As of June 30, 2003, we had approximately $3.1 million of cash on hand and short-term investments. In addition to cash generated from operations, our principal source of funds was, as of June 30, 2003, a $12.5 million term credit facility that we entered into on January 27, 2003. On April 7, 2004, we sold $23.2 million of our common stock to several institutional investors in a private placement. On April 13, 2004, the Company repaid all of its then owing principal and interest under its term credit facility. As of April 30, 2004, we had approximately $16.6 million of cash on hand and short-term investments.

Since emerging from bankruptcy protection in May 2002, we have undertaken a number of actions to reduce our operating expenses and cash burn rate. Despite these initiatives, we continue to be cash flow negative, and there can be no assurances that we will ever be cash flow positive. Our liquidity constraints have been exacerbated by weak revenue growth since emerging from bankruptcy protection, due to a number of factors including the weak economy generally and the weak telecommunications and wireless sector specifically, the financial difficulty of several of our key resellers, on whom we rely for a majority of our new revenue growth, our loss of UPS as a primary customer and our continued limited liquidity which has hindered efforts at demand generation.



Sources of Financing

$12.5 Million Term Credit Facility: On January 27, 2003, our wholly-owned subsidiary, Motient Communications, closed a $12.5 million term credit agreement with a group of lenders, including several of our existing stockholders. The lenders include the following entities or their affiliates: M&E Advisors, L.L.C., Bay Harbour Partners, York Capital and Lampe Conway & Co. York Capital is affiliated with James G. Dinan and JGD Management Corp. Bay Harbour Management, JGD Management Corp. and James G. Dinan each hold 5% or more of Motient's common stock. The lenders also include Gary Singer, directly or through one or more entities. Gary Singer is the brother of Steven G. Singer, one of our directors.

The table below shows, as of May 7, 2004 the number of shares of Motient common stock beneficially owned by the following parties to the term credit agreement, based solely on filings made by such parties with the SEC:

        Name of Beneficial Owner           Number of Shares
        ------------------------           ----------------
        Bay Harbour Management, L.C.          3,217,396
        James G. Dinan*                       2,276,445
        JGD Management Corp.*                 2,276,445

        *JGD Management Corp. and James G. Dinan share beneficial ownership with respect to the 2,276,445 shares of our common stock. Mr. Dinan is the president and sole stockholder of JGD Management Corp; which manages the other funds and accounts that hold our common stock over which Mr. Dinan has discretionary investment authority.

Under the credit agreement, the lenders have made commitments to lend Motient Communications up to $12.5 million. The commitments are not revolving in nature and amounts repaid or prepaid may not be reborrowed. Borrowing availability under Motient's $12.5 million term credit facility terminated on December 31, 2003. On March 16, 2004, Motient Communications entered into an amendment to the credit facility, which extended the borrowing availability period until December 31, 2004. As part of this amendment, Motient Communications provided the lenders with a pledge of all of the stock of a newly-formed special purpose subsidiary of Motient Communications, Motient License, which holds all of Motient's FCC licenses formerly held by Motient Communications.

Under this facility, the lenders have agreed to make loans to Motient Communications through December 31, 2004 upon Motient Communications' request no more often than once per month, in aggregate principal amounts not to exceed $1.5 million for any single loan, and subject to satisfaction of other conditions to borrowing, including certain financial and operating covenants, contained in the credit agreement. As of April 15, 2004, the Company had borrowed $6.0 million under this facility, all of which has been repaid and may not be reborrowed.

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

The obligations of Motient Communications under the credit agreement are secured by a pledge of all the assets owned by Motient Communications that can be pledged as security (including, but not limited to Motient Communication's shares in Motient License) and are not already pledged under certain other existing credit arrangements, including under Motient Communications' credit facility with Motorola and Motient Communications' equipment leasing agreement with Compaq Corporation. Motient Communications owns, directly or indirectly, all of our assets relating to our terrestrial wireless communications business. In addition, Motient and its wholly-owned subsidiary, Motient Holdings Inc., have guaranteed Motient Communications' obligations under the credit agreement, and hawse have delivered a pledge of the stock of Motient Holdings Inc., Motient Communications, Motient Services and Motient License to the lenders. In addition, upon the repayment in full of the outstanding $19,750,000 in senior notes due 2005 issued by MVH Holdings Inc. to Rare Medium and CSFB in connection our approved Plan of Reorganization, we will pledge the stock of MVH Holdings Inc. to the lenders.

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

On March 16, 2004, in connection with the execution of the amendment to our credit agreement, we issued warrants to the lenders to purchase, in the aggregate, 1,000,000 shares of our common stock The exercise price of the warrants is $4.88 per share. The warrants were immediately exercisable upon issuance and have a term of five years. The warrants will be valued using a Black-Scholes pricing model and will be recorded as a debt discount and will be amortized as additional interest expense over three years, the term of the related debt. The warrants are also subject to a registration rights agreement. Under such agreement, we agreed to file a registration statement to register the shares underlying the warrants upon the request of a majority of the warrant holders, or in conjunction with the filing of a registration statement in respect of shares of our common stock held by other holders. We will bear all the expenses of such registration. In connection with the amendment, we are also required to pay commitment fees to the lenders of $320,000, which were added to the principal balance of the credit facility at closing. These fees will be recorded on our balance sheet and will be amortized as additional interest expense over three years, the term of the related debt.

In each of April, June and August 2003 and March of 2004, we made draws under the credit agreement in the amount of $1.5 million for an aggregate amount of $6.0 million. We used such funds to fund general working capital requirements of operations. On April 13, 2004, Motient repaid all principal amounts due under its Credit Facility, including accrued interest thereon, in an amount of $6.7 million. The remaining availability under the Credit Facility of $5.8 million will remain available for borrowing to the Company until December 31, 2004, subject to the lending conditions in the agreement.

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

Sale of Common Stock: On April 7, 2004, we sold 4,215,910 shares of our common stock at a per share price of $5.50 per share for an aggregate purchase price of $23,187,505 to The Raptor Global Portfolio Ltd., The Tudor BVI Global Portfolio, Ltd., The Altar Rock Fund L.P., Tudor Proprietary Trading, L.L.C., Highland Crusader Offshore Partners, L.P., York Distressed Opportunities Fund, L.P., York Select, L.P., York Select Unit Trust, M&E Advisors L.L.C., Catalyst Credit Opportunity Fund, Catalyst Credit Opportunity Fund Offshore, DCM, Ltd., Greywolf Capital II LP and Greywolf Capital Overseas Fund and LC Capital Master Fund. The sale of these shares was not registered under the Securities Act of 1933, as amended (the "Securities Act") and the shares may not be sold in the United States absent registration or an applicable exemption from registration requirements. The shares were offered and sold pursuant to the exemption from registration afforded by Rule 506 under the Securities Act and/or Section 4(2) of the Securities Act. In connection with this sale, we signed a registration rights agreement with the holders of these shares. Among other things, this registration rights agreement requires us to file and cause to make effective a registration statement permitting the resale of the shares by the holders thereof. We also issued warrants to purchase an aggregate of 1,053,978 shares of our common stock to the investors listed, at an exercise price of $5.50 per share. These warrants will vest if and only if we do not meet certain deadlines between June and November, 2004, with respect to certain requirements under the registration rights agreement. If the warrants vest, they may be exercised by the holders thereof at any time through June 30, 2009.

MSV Note: We own a $15.0 million promissory note issued by MSV in November 2001. This note matures in November 2006, but may be fully or partially repaid prior to maturity involving the consummation of additional investments in MSV in the form of equity, debt or asset sale transactions, subject to certain conditions and priorities with respect to payment of other indebtedness. Please see " -Overview - Mobile Satellite Ventures LP" for further discussion of this note receivable. Motient also owns an aggregate of $3.5 million of convertible notes issued MSV. The convertible notes mature on November 26, 2006, bear interest at 10% per annum, compounded semiannually, and are payable at maturity. The convertible notes are convertible, at any time, at our discretion, and automatically in certain circumstances, into class A preferred units of limited partnership of MSV.

On April 2, 2004, a $17.6 million investment into MSV was consummated. In connection with this investment, MSV's amended and restated investment agreement was amended to provide that of the total $17.6 million in proceeds, $5.0 million was used to repay certain outstanding indebtedness of MSV, including $2.0 million of outstanding interest and principal under the $15.0 million promissory note issued to us by MSV. We were required to use 25% of the $2 million we received in this transaction, or $500,000, to make prepayments under our existing notes owed to Rare Medium Group, Inc. and Credit Suisse First Boston, which are described below.

Outstanding Obligations

As of June 30, 2003, Motient had the following debt obligations, in addition to the above mentioned $12.5 million credit facility, in place:

Rare Medium Note: Under the our Plan of Reorganization, the Rare Medium notes were cancelled and replaced by a new note in the principal amount of $19.0 million. The new note was issued by a new subsidiary of Motient Corporation that owns 100% of Motient Ventures Holding Inc., which owns all of our interests in MSV. The new note matures on May 1, 2005 and carries interest at 9%. The note allows us to elect to accrue interest and add it to the principal, instead of paying interest in cash. The note requires that it be prepaid using 25% of the proceeds of any repayment of the $15 million note receivable from MSV. As described above, we partially repaid outstanding interest and principal on this note in April, 2004.

CSFB Note: Under our Plan of Reorganization, we issued a note to CSFB, in satisfaction of certain claims by CSFB against Motient, in the principal amount of $750,000. The new note was issued by a new subsidiary of Motient Corporation that owns 100% of Motient Ventures Holdings Inc., which owns all of our interests in MSV. The new note matures on May 1, 2005 and carries interest at 9%. The note allows us to elect to accrue interest and add it to the principal, instead of paying interest in cash. We must use 25% of the proceeds of any repayment of the $15 million note receivable from MSV to prepay the CSFB note As described above, we partially repaid outstanding interest and principal on this note in April, 2004.

Vendor Financing and Promissory Notes: Motorola had entered into an agreement with us to provide up to $15 million of vendor financing, to finance up to 75% of the purchase price of network base stations. Loans under this facility bear interest at a rate equal to LIBOR plus 7.0% and are guaranteed by us and each subsidiary of Motient Holdings. The terms of the facility require that amounts borrowed be secured by the equipment purchased therewith. Advances made during a quarter constitute a loan, which is then amortized on a quarterly basis over three years. These balances were not impacted by our Plan of Reorganization. In January 2003, we restructured the then-outstanding principal under this facility of $3.5 million, with such amount to be paid off in equal monthly installments over a three-year period from January 2003 to December 2005. In January 2003, we also negotiated a deferral of approximately $2.6 million that was owed for maintenance services provided pursuant to a separate service agreement with Motorola, and we issued a promissory note for such amount, with the note to be paid off over a two-year period beginning in January 2004. The interest rate on this promissory note is LIBOR plus 4%. In March 2004, we further restructured both the vendor financing facility and the promissory note, primarily to extend the amortization periods for both the vendor financing facility and the promissory note. We will amortize the combined balances in the amount of $100,000 per month beginning in March 2004. We also agreed that interest would accrue on the vendor financing facility at LIBOR plus 4%. As part of this restructuring, we agreed to grant Motorola a second lien (junior to the lien held by the lenders under our term credit facility) on the stock of Motient License. This pledge secures our obligations under both the vendor financing facility and the promissory note.

Capital Leases: As of June 30, 2003, approximately $4.8 million was outstanding under a capital lease for network equipment with Hewlett-Packard Financial Services Company, which has subsequently been purchased by Compaq Corporation. The lease has an effective interest rate of 12.2%. In January 2003, this agreement was restructured to provide for a modified payment schedule. We also negotiated a further extension of the repayment schedule that became effective upon the satisfaction of certain conditions, including our funding of a letter of credit in twelve monthly installments beginning in 2003, in the aggregate amount of $1.125 million, to secure our payment obligations. The letter of credit will be released in fifteen equal installments beginning in July 2004, assuming no defaults have occurred or are occurring.

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

Also as described in Note 6 ("Subsequent Events") of notes to consolidated financial statements, in December 2002 we entered into an agreement with UPS pursuant to which the customer prepaid an aggregate of $5 million in respect of network airtime service to be provided beginning January 1, 2004. The $5 million prepayment will be credited against airtime services provided to UPS beginning January 1, 2004, until the prepayment is fully credited. Based on UPS' current level of network airtime usage, we do not expect that UPS will be required to make any cash payments to us in 2004 for service provided during 2004. If UPS does not make any cash payments to us in 2004, our cash flows from operations in 2004 will decline, and our liquidity and capital resources could be materially and negatively affected.

As described above in Note 6 ("Subsequent Events") of notes to consolidated financial statements, UPS has substantially completed its migration to next generation network technology, and its monthly airtime usage of our network has declined significantly. There are no minimum purchase requirements under our contract with UPS, and the contract may be terminated by UPS on 30 days' notice. While we expect that UPS will remain a customer for the foreseeable future, the bulk of UPS' units have migrated to another network. Until June 2003, UPS had maintained its historical level of payments to mitigate the near-term revenue and cash flow impact of its recent and anticipated continued reduced network usage. However, beginning in July 2003, the revenues and cash flow from UPS declined significantly.

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

Cost Reduction Actions

We have taken a number of steps to reduce operating and capital expenditures in order to lower our cash burn rate and improve our liquidity position.

Reductions in Workforce. We undertook several reductions in our workforce, including in March 2003 and February 2004. These actions eliminated approximately 10% (19 employees) and 32.5% (54 employees), respectively, of our then-remaining workforce. In the aggregate, we have reduced its workforce by approximately 39% since December 31, 2002 and reduced employee and related expenditures by approximately $0.5 million per month.

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

As discussed above, in January 2003, we negotiated a deferral of approximately $2.6 million that was owed to Motorola for maintenance services provided pursuant to the Company's service agreement with Motorola. We issued a promissory note to Motorola for such amount, with the note to be paid off over a two-year period beginning in January 2004. Also in January 2003, we restructured certain of our vendor obligations to Motorola. The remaining principal obligation of approximately $3.3 million under this facility was restructured such that the outstanding amount will be paid off in equal monthly installments over a three-year period from January 2003 to December 2005. In March 2004, the amortization for both of these obligations was reduced to $100,000 in aggregate, effectively extending the amortization period for both obligations. As part this restructuring, we pledged all of the outstanding stock of Motient License, on a second priority basis, to secure the borrowings under the Motorola promissory note and vendor financing.

We also restructured certain of its capital lease obligations with Compaq Corporation to significantly reduce the monthly amortization requirements of these facilities on an on-going basis. As part of such negotiations, we agreed to fund a letter of credit in twelve monthly installments during 2003, in the aggregate amount of $1.125 million, to secure certain payment obligations. This letter of credit will be released to us in fifteen monthly installments beginning in July 2004, assuming no defaults have occurred and are occurring.

As part of these negotiations, the total amount of our remaining principal obligations under its financing arrangements with Motorola and Compaq were not reduced. As of June 1, 2004, the aggregate principal amount of our obligations to Motorola under these facilities was approximately $4.4 million, and the aggregate principal amount of our obligations to Compaq was approximately $2.9 million.

Network Rationalization. We are in the process of restructuring our wireless data network in a coordinated effort to reduce network operating costs. One aspect of this rationalization encompasses reducing unneeded capacity across the network by deconstructing un-profitable base stations. In certain instances, the geographic area that the network serves may be reduced by this process. The full extent of the changes to network coverage have yet to be determined.

Closure of Reston, VA Facility. On July 15, 2003, we substantially completed the transfer of our headquarters from Reston, VA to Lincolnshire, IL, where we already had a facility. This action will reduce our monthly operating expenses by an amount of approximately $65,000 per month or $780,000 per year.

Despite these initiatives, we continue to be cash flow negative, and there can be no assurances that we will ever be cash flow positive.

Commitments

As of June 30, 2003, we had no outstanding commitments to purchase inventory.

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

Summary of Cash Flow for the six months ended June 30, 2003 (Successor Company) and the two months ended June 30, 2002 (Successor Company), and the four months ended April 30, 2002 (Predecessor Company)


                                                          Successor Company           Predecessor Company
                                                        Six Months Two Months
                                                       Ended            Ended          Four Months Ended
                                                   June 30, 2003    June 30, 2002       April 30, 2002
                                                   -------------    -------------       --------------
                                                                                          (Audited)
Cash used in operating activities                      $(3,539)        $(6,803)            $(14,546)

Cash (used in) provided by investing activities             83            (408)                (122)
                                                            --            -----                -----


Cash (used in) provided by financing activities:
     Equity issuances                                        -               -                   17
     Principal payments under capital leases            (1,357)           (644)              (1,273)
     Principal payments under vendor financing            (438)              -                    -
     Proceeds from term loan                             3,000               -                    -
     Debt issuance costs                                  (537)              -                    -
                                                          -----              -                    -
Cash (used in) financing activities                        668            (644)              (1,256)
                                                           ---            -----              -------

Net change in cash and cash equivalents                $(2,788)        $(7,855)            $(15,924)
                                                       ========        ========            =========

Cash and cash equivalents, end of period                $3,052          $9,608              $17,463
                                                        ======          ======              =======

Cash used in operating activities decreased for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002, as a result of decreases in operating losses, due substantially to the Company's reduction in employee salary and related expenditures, reductions in network maintenance and telecommunications charges, lower insurance costs subsequent to reorganization, and decreases in funds provided by working capital.

The increase in cash provided by investing activities for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 was primarily attributable to the purchase of restricted investments and property and equipment in 2002.

The increase in cash provided by financing activities for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 was the result of the proceeds from borrowings under the term credit facility, offset by vendor debt and capital lease repayments.

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

In November of 2003, we engaged CTA to perform a valuation of our equity interests in MSV as of December 31, 2002. As part of this valuation process, we determined that our equity interest in MSV was not appropriately calculated as of May 1, 2002 due to certain preference rights for certain classes of shareholders in MSV. We reduced our equity interest in MSV from $54 million (inclusive of our $2.5 million convertible note from MSV) to $41 million as of May 1, 2002. As a result of the valuation of MSV, it was determined that the value of our equity interest in MSV was impaired as of December 31, 2002 from the value on our balance sheet. This impairment was deemed to have occurred in the fourth quarter of 2002. We reduced the value of our equity interest in MSV by $15.6 million as of December 31, 2002.

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

Deferred Taxes

We have generated significant net operating losses for tax purposes through June 30, 2003. We have had our ability to utilize these losses limited on two occasions as a result of transactions that caused a change of control in accordance with the Internal Revenue Service Code Section 382. Additionally, since we have not yet generated taxable income, we believe that our ability to use any remaining net operating losses has been greatly reduced; therefore, we have fully reserved for any benefit that would have been available as a result of our net operating losses.

Revenue Recognition

We generate revenue principally through equipment sales and airtime service agreements, and consulting services. In 2000, we adopted SAB No. 101, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. In certain circumstances, SAB 101 requires us to defer the recognition of revenue and costs related to equipment sold as part of a service agreement. Revenue is recognized as follows:

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

In December 2003, the Staff of the SEC issued SAB No. 104, "Revenue Recognition", which supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB No. 104's primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple-element revenue arrangements and to rescind the SEC's "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" ("FAQ") issued with SAB No. 101. Selected portions of the FAQ have been incorporated into SAB No. 104. The adoption of SAB No. 101 will not have a material impact on the Company's revenue recognition policies.

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

Set forth below are the significant deficiencies identified by management and PricewaterhouseCoopers, together with a discussion of our corrective actions with respect to such deficiencies through April 30, 2004.

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

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         Please see the discussion regarding Legal Proceedings contained in Note 5 ("Legal and Regulatory Matters") and Note 6 ("Subsequent Events") of notes to consolidated financial statements, which is incorporated by reference herein.


Item 3.  Defaults Upon Senior Securities

          Please see the discussion regarding the defaults under our term credit agreement contained in Note 3 ("Liquidity and Financing") of notes to consolidated statements, which is incorporated by reference herein.

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

                                           MOTIENT CORPORATION
                                                  (Registrant)


May 14, 2004                 By: /s/Christopher W. Downie
                             ---------------------------------------
                             Christopher W. Downie
                             Executive Vice President,
                             Chief Financial Officer and Treasurer
                             (principal financial and accounting
                             officer and duly authorized officer
                             to sign on behalf of the registrant)


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