Form 10-Q
period 2003-09-30
MOTIENT CORP
filed 2004-06-07
CIK 913665

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003
                           Commission File No. 0-23044
                                 ---------------

                               MOTIENT CORPORATION
             (Exact name of registrant as specified in its charter)


              Delaware                               93-0976127
    (State or other jurisdiction of       (I.R.S. Employee Identification
    Incorporation or organization)                    Number)


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

Number of shares of common stock outstanding at May 26, 2004: 29,757,310

                                Introductory Note

This quarterly report on Form 10-Q relates to the quarter ended September 30, 2003. We did not file a report on Form 10-Q for this period previously because we have only recently completed our financial statements for this period.

As we have previously disclosed in prior reports, including most recently in our quarterly report on Form 10-Q for the quarter ended June 30, 2003 filed on May 14, 2004, we were not able to complete our financial statements for 2002 and 2003 until we resolved the appropriate accounting treatment with respect to certain transactions that occurred in 2000 and 2001. The transactions in question involved the formation of and certain transactions with Mobile Satellite Ventures LP, or MSV, in 2000 and 2001 and the sale of certain of our transportation assets to Aether Systems, Inc. in 2000. We have resolved these accounting issues and, on March 22, 2004, we filed our annual report on Form 10-K for the year ended December 31, 2002, as well as our quarterly reports on Form 10-Q for the quarters ended June 30, 2002 and September 30, 2002. Concurrently with the filing of these reports, we also filed an amendment to our quarterly report on Form 10-Q for the quarter ended March 31, 2002 to reflect restated financial statements for such period. After completion of our annual and quarterly reports for fiscal year 2002, we subsequently filed our quarterly reports on Form 10-Q for the quarters ended March 31 and June 30, 2003 on April 26 and May 14, 2004, respectively.

We recently completed our financial statements for the quarter ended September 30, 2003 and those financial statements are included in this report. The 2002 comparative financial statements provided herein have been restated (see Note 2 of notes to consolidated financial statements, "Significant Accounting Policies
- Restatement of Financial Statements" and Note 6, "Subsequent Events").

There have been a number of significant developments regarding Motient's business, operations, financial condition, liquidity, and outlook subsequent to September 30, 2003. Information regarding such matters is contained in this report in Note 6 ("Subsequent Events") of notes to consolidated financial statements.

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


                               MOTIENT CORPORATION
                                    FORM 10-Q
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2003

                                TABLE OF CONTENTS

                                                                                             PAGE
                                                                                             ----
                                     PART I
                              FINANCIAL INFORMATION

       Item 1. Financial Statements


               Consolidated Statements of Operations for the Three and Nine Months             4
               Ended September 30, 2003 (Successor Company), the Four Months Ended
               April 30, 2002 (Predecessor Company) and the Three and Five
               Months Ended September 30, 2002 (Successor Company)

               Consolidated Balance Sheets as of September 30, 2003 (Successor Company)        5
               and December 31, 2002 (Successor Company)

               Condensed Consolidated Statements of Cash Flows for the Nine
               Months Ended September 30, 2003 (Successor Company), the Four                   6
               Months Ended April 30, 2002 (Predecessor Company) and the Five
               Months Ended September 30, 2002 (Successor Company), and

               Notes to Consolidated Financial Statements                                      7


       Item 2. Management's Discussion and Analysis of Financial Condition and Results        40
               of Operations

       Item 3. Quantitative and Qualitative Disclosures about Market Risk                     63

       Item 4. Controls and Procedures                                                        63


                                     PART II
                                OTHER INFORMATION

       Item 1. Legal Proceedings                                                              68

       Item 3. Defaults Upon Senior Securities                                                68

       Item 6. Exhibits and Reports on Form 8-K                                               68

PART I- FINANCIAL INFORMATION
-----------------------------

                          Item 1. Financial Statements

                      Motient Corporation and Subsidiaries
                      Consolidated Statements of Operations
                      (in thousands, except per share data)

                                                       Successor       Successor        Successor        Successor       Predecessor
                                                        Company         Company          Company          Company          Company
                                                     Three Months     Three Months     Nine Months      Five Months      Four Months
                                                         Ended           Ended            Ended            Ended            Ended
                                                     September 30,   September 30,    September 30,    September 30,       April 30,
                                                         2003             2002            2003              2002             2002
                                                         ----             ----            ----              ----             ----
                                                      (Unaudited)     (Unaudited)     (Unaudited)       (Unaudited)        (Audited)
REVENUES
   Services and related revenue                         $10,662          $12,953         $38,209          $21,539           $16,809
   Sales of equipment                                     1,389              344           3,204              477             5,564
                                                          -----              ---           -----              ---             -----

      Total revenues                                     12,051           13,297          41,413           22,016            22,373
                                                         ------           ------          ------           ------            ------
COSTS AND EXPENSES

   Cost of services and operations (including            12,461           14,233          39,999           24,359            21,909
   stock-based compensation of $24 and $426 for
   the three months and nine months ended
   September 30, 2003; exclusive of depreciation
   and amortization below)

   Cost of equipment sold (exclusive of                   1,485              438           3,607            1,258             5,980
   depreciation and amortization below)

   Sales and advertising (including stock-based           1,065            1,754           3,782            3,163             4,287
   compensation of $42 and $304 for the three
   months and nine months ended September 30, 2003)

   General and administrative (including                  3,846            3,027          10,393            6,360             4,130
   stock-based compensation of $10 and $487 for
   the three months and nine months ended
   September 30, 2003 and non-cash
   consulting expense of $927 for the
   three months and nine months ended September
   30, 2003)

   Restructuring Charge                                      --               25              --               25               584
   Depreciation and amortization                          5,454            5,949          16,312           10,057             6,913
                                                          -----            -----          ------           ------             -----

      Operating loss                                    (12,260)         (12,129)        (32,680)         (23,206)          (21,430)
                                                        --------         --------        --------         --------          --------

   Interest expense, net                                 (1,638)            (575)         (4,592)            (983)           (1,850)
   Other income, net                                        192               --           2,775               15             1,270
   Gain (Loss) on disposal of assets                         51           (1,193)             51           (1,193)             (591)
   (Loss) on impairment of intangible asset              (5,535)              --          (5,535)              --                --
   Gain on sale of transportation assets                     --               --            ----               --               372
   Equity in loss of XM Radio and Mobile Satellite
   Ventures                                              (3,155)          (2,747)         (7,768)          (4,287)           (1,909)
                                                         -------          -------         -------          -------           -------
   (Loss) before reorganization items                   (22,345)         (16,644)        (47,749)         (29,654)          (24,138)
                                                        --------         --------        --------         --------          --------
   Reorganization items:
      Costs associated with debt restructuring               --               --            ----               --           (22,324)
      Gain on extinguishment of debt                         --               --            ----               --           183,725
      Gain on fair market adjustment of assets               --               --            ----               --            94,715
                                                                                                                             ------
   Net (loss) income                                   $(22,345)        $(16,644)       $(47,749)        $(29,654)         $231,978
                                                       =========        =========       =========        =========         ========

Basic and Diluted (Loss) income Per Share of
Common Stock:
   Net (Loss) income, basic and diluted                 $(0.89)          $(0.66)         $(1.90)           $(1.18)            $3.98
                                                        =======          =======         =======           =======            =====

Weighted-Average Common Shares Outstanding - basic
and diluted                                              25,170           25,097          25,128           25,097            58,251
                                                         ======          ========         ======          ========          =======

The accompanying notes are an integral part of these consolidated financial statements.


                      Motient Corporation and Subsidiaries
                           Consolidated Balance Sheets
                 (in thousands, except share and per share data)



                                                                                       Successor             Successor
                                                                                        Company               Company
                                                                                  September 30, 2003     December 31, 2002
         ASSETS                                                                       (Unaudited)             (Audited)
         CURRENT ASSETS:
            Cash and cash equivalents                                                      $2,843            $5,840
            Short-term investments                                                             --                50
            Accounts receivable-trade, net of allowance for doubtful accounts of
            $1,418 at September 30, 2003 and $1,003 at December 31, 2002                    4,937             9,339
            Restricted investments                                                             --               554
            Inventory                                                                         526             1,077
            Due from Mobile Satellite Ventures, net                                            72               234
            Deferred equipment costs                                                        4,272             2,755
            Assets held for sale                                                            3,366                --
            Other current assets                                                            5,684             6,796
                                                                                            -----             -----
                Total current assets                                                       21,700            26,645
                                                                                           ------            ------

         RESTRICTED INVESTMENTS                                                               806                --
         PROPERTY AND EQUIPMENT, net                                                       35,849            46,405
         FCC LICENSES AND OTHER INTANGIBLES, net                                           79,784            94,921
         INVESTMENT IN AND NOTES RECEIVABLE FROM MSV                                       24,725            32,493
         DEFERRED CHARGES AND OTHER ASSETS                                                  9,417             1,757
                                                                                            -----             -----
                Total assets                                                             $172,281          $202,221
                                                                                         ========          ========

         LIABILITIES AND STOCKHOLDERS' EQUITY

         CURRENT LIABILITIES:
            Accounts payable and accrued expenses                                         $13,696           $13,040
            Deferred equipment revenue                                                      4,310             2,861
            Deferred revenue and other current liabilities                                  8,445             5,308
            Vendor financing commitment, current                                            1,020             1,020
            Obligations under capital leases, current                                       2,031             3,031
                                                                                            -----             -----
                Total current liabilities                                                  29,502            25,260
                                                                                           ------            ------

         LONG-TERM LIABILITIES
            Capital lease obligations, net of current portion                               2,103             3,219
            Vendor financing commitment, net of current portion                             4,014             4,927
            Notes payable, including accrued interest thereon                              22,381            20,943
            Term credit facility, including accrued interest thereon                        4,664                --
            Other long-term liabilities                                                     1,961             4,824
                                                                                            -----             -----
                Total long-term liabilities                                                35,123            33,913
                                                                                           ------            ------
                Total liabilities                                                          64,625            59,173
                                                                                           ------            ------


         STOCKHOLDERS' EQUITY:
         Preferred Stock; par value $0.01; authorized 5,000,000 shares at
            September 30, 2003 and December 31, 2002, no shares issued or
            outstanding at September 30, 2003 or December 31, 2002                             --                --
         Common Stock; voting, par value $0.01; 100,000,000 shares authorized and 25,175,434 and 25,097,256 shares issued and outstanding at
            September 30, 2003 and at December 31, 2002                                       252               251
         Additional paid-in capital                                                       199,219           197,814
         Common stock purchase warrants                                                    15,492             4,541
         Accumulated deficit                                                             (107,307)          (59,558)
                                                                                         ---------          --------
         STOCKHOLDERS' EQUITY                                                             107,656           143,048
                                                                                          -------           -------
                Total liabilities and stockholders' equity                               $172,281          $202,221
                                                                                         ========          ========

The accompanying notes are an integral part of these consolidated financial statements.



                      Motient Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)





                                                                         Successor            Successor           Predecessor
                                                                          Company              Company              Company
                                                                        Nine Months          Five Months          Four Months
                                                                    Ended September 30,  Ended September 30,    Ended April 30,
                                                                           2003                 2002                 2002
                                                                        (Unaudited)          (Unaudited)          (Audited)


CASH FLOWS FROM OPERATING ACTIVITIES:

      Net cash used in operating activities                              $ (4,175)            $(11,874)            $(14,546)
                                                                         --------             --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of short-term and restricted investments                      (202)                 (50)                  --
      Proceeds from the sale of assets                                         --                  616                   --
      Proceeds from the sale of transportation assets                          --                   --                  372
      Investment in MSV                                                        --                 (957)                  --
      Additions to property and equipment                                      --                 (299)                (494)
                                                                         --------             --------             --------
      Net cash (used in) provided by investing activities                    (202)                (690)                (122)
                                                                         --------             --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of equity securities                              --                   --                   17
      Proceeds from issuance of equity securities to 401(k)                   190
      Principal payments under capital leases                              (2,116)              (1,334)              (1,273)
      Principal payments under Vendor Financing                              (657)                  --                   --
      Proceeds from Term Credit Facility                                    4,500                   --                   --
      Debt issuance costs                                                    (537)                  --                   --
                                                                         --------             --------             --------
Net cash (used in) provided by financing activities                         1,380               (1,334)              (1,256)
                                                                         --------             --------             --------

Net (decrease) increase in cash and cash equivalents                       (2,997)             (13,898)             (15,924)
CASH AND CASH EQUIVALENTS, beginning of period                              5,840               17,463               33,387
                                                                         --------             --------             --------

CASH AND CASH EQUIVALENTS, end of period                                 $  2,843             $  3,565             $ 17,463
                                                                         ========             ========             ========


The accompanying notes are an integral part of these condensed consolidated financial statements.


                      MOTIENT CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2003
                                   (Unaudited)

1. ORGANIZATION AND BUSINESS

Motient Corporation (with its subsidiaries, "Motient" or the "Company") provides two-way mobile communications services principally to business-to-business customers and enterprises. Motient serves a variety of markets including mobile professionals, telemetry, transportation and field service. Motient provides its eLink SM brand two-way wireless email services to customers accessing email through corporate servers, Internet Service Providers, Mail Service Provider accounts, and paging network service providers. Motient also offers BlackBerry TM by Motient, a wireless email solution developed by Research In Motion Ltd. ("RIM") and licensed to operate on Motient's network. BlackBerry TM by Motient is designed for large corporate accounts operating in a Microsoft Exchange(R) or Lotus Notes(R) environment. The Company considers the two-way mobile communications service described in this paragraph to be its core wireless business.

Motient has six wholly-owned subsidiaries and a 29.5% interest (on a fully-diluted basis) in Mobile Satellite Ventures LP ("MSV"). For further details regarding Motient's interest in MSV, please see "- Mobile Satellite Ventures LP" below and Note 6 ("Subsequent Events -- Developments Relating to MSV"). Motient Communications Inc. ("Motient Communications") owns the assets comprising Motient's core wireless business, except for Motient's Federal Communications Commission ("FCC") licenses, which are held in a separate subsidiary, Motient License Inc. ("Motient License"). Motient License is a special purpose wholly-owned subsidiary of Motient Communications that holds no assets other than Motient's FCC licenses. Motient's other four subsidiaries hold no material operating assets other than the stock of other subsidiaries and Motient's interests in MSV. On a consolidated basis, we refer to Motient Corporation and its six wholly-owned subsidiaries as "Motient."

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

Mobile Satellite Ventures LP

On June 29, 2000, the Company formed a joint venture subsidiary, Mobile Satellite Ventures LP (formerly known as Mobile Satellite Ventures LLC) ("MSV"), in which it owned, until November 26, 2001, 80% of the membership interests, in order to conduct research and development activities. In June 2000, three investors unrelated to Motient purchased 20% of the interests in MSV for an aggregate price of $50 million. The minority investors had certain participating rights which provided for their participation in certain business decisions that were made in the normal course of business, therefore, the Company's investment in MSV has been recorded for all periods presented in the consolidated financial statements pursuant to the equity method of accounting. On November 26, 2001, Motient sold the assets comprising its satellite communications business to MSV, as part of a transaction in which certain other parties joined MSV, including TMI Communications and Company Limited Partnership ("TMI"), a Canadian satellite services provider. In this transaction, TMI also contributed its satellite communications business assets to MSV. As part of this transaction, Motient received, among other proceeds, a $15 million promissory note issued by MSV and purchased a $2.5 million convertible note issued by MSV.

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

In January 2001, MSV had filed a separate application with the FCC with respect to MSV's plans for a new generation satellite system utilizing ancillary terrestrial components, or "ATC". In January 2003, MSV's application with the FCC with respect to MSV's plans for a new generation satellite system utilizing ATC was approved by the FCC. The order granting such approval (the "ATC Order") requires that licensees, including MSV, submit a further application with the FCC to seek approval of the specific system incorporating ATC that the licensee intends to use. MSV has filed an application for ATC authority, pending the FCC's final rules and regulations. MSV has also filed a petition for reconsideration with respect to certain aspects of the ATC Order. In January 2004, certain terrestrial wireless providers petitioned the U.S. Court of Appeals for the District of Columbia to review the FCC's decision to grant ATC to satellite service providers. Oral arguments in this case were scheduled for May 2004.

On August 21, 2003, two investors in MSV (excluding Motient) invested an additional $3.7 million in MSV in exchange for Class A preferred units of limited partnership interests in MSV. MSV used the proceeds from this investment to repay other indebtedness that is senior in its right of repayment to the Company's promissory note. Under the terms of MSV's amended and restated investment agreement, these investors had the option of investing an additional $17.6 million in MSV by December 31, 2003; however, if, prior to this time, the FCC had not issued a decision addressing MSV's petition for reconsideration with respect to the ATC Order, the option was automatically extended to March 31, 2004. As of the closing of the initial investment on August 21, 2003 and as of September 30, 2003, the Company's percentage ownership of MSV was approximately 46.5% on an undiluted basis, 32.6% on an "as converted" basis giving effect to the conversion of all outstanding convertible notes of MSV and 29.5% on a fully diluted basis.

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

In January 2003, the Company negotiated a deferral of approximately $2.6 million that was owed to Motorola for maintenance services provided pursuant to the Company's service agreement with Motorola. The Company issued a promissory note to Motorola for such amount, with the note to be paid off over a two-year period beginning in January 2004. Also in January 2003, the Company restructured certain of its vendor obligations to Motorola. The remaining principal obligation of approximately $3.3 million under this facility was restructured such that the outstanding amount will be paid off in equal monthly installments over a three-year period from January 2003 to December 2005. In March 2004, the amortization for both of these obligations was reduced to $100,000 in aggregate, effectively extending the amortization period for both obligations. As part this restructuring, Motient pledged all of the outstanding stock of Motient License, on a second priority basis, to secure the borrowings under the Motorola promissory note and vendor financing.

In the first quarter of 2003, the Company also restructured certain of its capital lease obligations with Hewlett-Packard Corporation to significantly reduce the monthly amortization requirements of these facilities on an on-going basis. As part of such negotiations, the Company agreed to fund a letter of credit in twelve monthly installments during 2003, in the aggregate amount of $1.125 million, to secure certain payment obligations. This letter of credit will be released to the Company in fifteen monthly installments beginning in July 2004, assuming no defaults have occurred and are occurring.

As of April 30, 2004, the aggregate principal amount of the Company's obligations to Motorola under these facilities was approximately $4.3 million, and the aggregate principal amount of its obligations to Hewlett-Packard was approximately $2.9 million. See Note 3 ("Liquidity and Financing") for further discussion of these financing obligations.

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

Research In Motion Matters

On June 26, 2003, RIM provided the Company with a written End of Life Notification for the RIM 857 wireless handheld device. This means that RIM will no longer produce this model of handheld device. The last date for accepting orders was September 30, 2003, and the last date for shipment of devices was January 2, 2004. Motient continues to order limited quantities of RIM 857 wireless devices from RIM and Motient has implemented a RIM 857 "equivalent to new" program. Motient expects that there will be sufficient returned RIM 857s to satisfy demand for the foreseeable future. During the year ended December 31, 2002 and for the nine months ended September 30, 2003, a majority of Motient's equipment revenues were attributable to sales of the RIM 857 device, and Motient estimates that approximately 35% and 49%, respectively, of its monthly recurring service revenues were derived from wireless messaging that use RIM 857 devices. Since January 2004, the purchase by the Company and sale of RIM 857 wireless handheld devices on Motient's network has declined significantly.

See Note 5 ("Legal Matters") for discussion of additional legal matters pertaining to RIM.

Sale of SMR Licenses to Nextel Communications, Inc.

On July 29, 2003, Motient's wholly-owned subsidiary, Motient Communications, entered into an asset purchase agreement with Nextel, under which Motient Communications sold to Nextel certain of its SMR licenses issued by the FCC for $3.4 million. Motient recorded the transaction in July, 2003 in accordance with SFAS 144 as an asset held for sale; immediately discontinuing the amortization of the identified SMR licenses. The closing of this transaction occurred on November 7, 2003.

See Note 6 ("Subsequent Events") for discussion of additional sales by the Company of certain of its SMR licenses subsequent to the end of the period covered by this report.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared by the Company and are unaudited. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year. In the opinion of management, all adjustments (consisting of normal recurring adjustments unless otherwise indicated) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2003, and for all periods presented have been made. Footnote disclosure has been condensed or omitted as permitted in interim financial statements.

Motient's Chapter 11 Filing and Plan of Reorganization and "Fresh-Start" Accounting

On January 10, 2002, the Company filed for protection under Chapter 11 of the Bankruptcy Code. The Company's Amended Joint Plan of Reorganization was filed with the United States Bankruptcy Court for the Eastern District of Virginia on February 28, 2002. The cases were jointly administered under the case name "In Re Motient Corporation, et. al.," Case No. 02-80125. The Company's Plan of Reorganization was confirmed on April 26, 2002 and the Company's emergence from bankruptcy became effective on May 1, 2002 (the "Effective Date"). The Company adopted "fresh start" accounting as of May 1, 2002 in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code". The Company determined that its selection of May 1, 2002 versus April 26, 2002 for the "fresh-start" date was more convenient for financial reporting purposes and that the results for the period from April 26, 2002 to May 1, 2002 were immaterial to the consolidated financial statements. All results for periods prior to the Effective Date are referred to as those of the "Predecessor Company" and all results for periods including and subsequent to the Effective Date are referred to as those of the "Successor Company."

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
                                                           ========                               =======                  ========

Liabilities & Stockholders' (Deficit) Equity
Liabilities Not Subject to Compromise:
Current liabilities:
  Current maturities of capital leases                       $4,096                                                          $4,096
  Accounts payable - trade                                    1,625                                                           1,625
  Vendor financing                                              655                                                             655
  Accrued expenses                                           15,727                                                          15,727


  Deferred revenue                                           23,284                               (18,913)     (g)(e)         4,371
                                                             ------                              --------                    ------
                                                             45,387                               (18,913)                   26,474
  Long term liabilities:
  Vendor financing                                            2,661                                                           2,661
  Capital lease obligation                                    3,579                                                           3,579
  Deferred revenue                                           19,931                               (16,136)     (e)(g)         3,795


Liabilities Subject to Compromise:
  Prepetition liabilities                                     8,785           (8,785)      (a)                                   --
  Senior note, including accrued interest thereon           367,673         (367,673)      (b)                                   --
  Rare Medium Note, including accrued interest thereon       27,030          (27,030)      (c)                                   --
                                                             ------          -------             --------                ----------
                                                            403,488         (403,488)                                            --
Rare Medium and CSFB Notes                                       --           19,750    (a)(c)                               19,750
                                                         ----------           ------             --------                    ------

  Total liabilities                                         475,046         (383,738)             (35,049)                   56,259

Stockholders' (deficit) equity:
  Common stock - old                                            584             (584)      (h)                                   --
  Common stock - new                                                             251       (d)                                  251
  Additional paid-in capital                                988,531         (988,531)
                                                                             197,814    (d)(h)                              197,814
  Common stock purchase
  warrants - old                                             93,730          (93,730)      (h)
  Common stock purchase
  warrants - new                                                               3,077       (d)                                3,077

  Deferred stock compensation                                  (336)             336       (h)                                   --

  Retained (deficit) earnings                            (1,359,820)       1,359,820               94,715                        --
                                                         -----------        (183,725)              ------                ----------
                                                                             (94,715)   (d)(h)
                                                                             183,725       (h)

Stockholders' Equity (Deficit)                             (277,311)         383,738               94,715                   201,142
                                                           ---------         -------               ------                   -------
Total Liabilities & Stockholders' Equity (Deficit)         $197,735        $      --              $59,666                  $257,401
                                                           ========        =========              =======                  ========

(a)  Represents the cancellation of the following liabilities:

     i.   Amounts due to Boeing                                          $1,533
     ii.  Amounts due to CSFB                                             2,000
     iii. Amounts due to JP Morgan Chase                                  1,550
     iv.  Amounts due to Evercore Partners LP ("Evercore")                1,948
     v.   Amounts due to the FCC                                          1,003
     vi.  Other amounts                                                     751
                                                                         ------
                                                                         $8,785

     Liabilities were cancelled in exchange for the following:

          a.   97,256 shares of new Motient common stock,
          b.   a note to CSFB in the amount of $750 and
          c. a warrant to Evercore Partners to purchase 343,450 shares of new Motient common stock, and
          d.   a note to Rare Medium in the amount of $19,000.
(b) Represents the cancellation of the senior notes in the amount of $367,673, including interest threron, in exchange for 25,000,000 shares of new Motient common stock. Certain of the Company's other creditors received an aggregate of 97,256 shares of the Company's common stock in settlement for amounts owed to them.
(c) Represents the cancellation of $27,030 of notes due to Rare Medium, including accrued interest thereon, in exchange for a new note in the amount of $19,000. The Company also issued CSFB a note in the principal amount of $750 for certain investment banking services.
(d)  Represents the issuance of the following:
               i.   25,097,256 shares of new Motient common stock.
               ii. warrants to the holders of pre-reorganization common stock to purchase an aggregate of approximately 1,496,512 shares of common stock, with such warrants being valued at approximately $1,100.
               iii. a warrant to purchase up to 343,450 shares of common stock to Evercore, valued at approximately $1,900. The retained earnings adjustment includes the gain on the discharge of debt of $183,725.
(e) Represents the write off of deferred equipment costs of $12,907 and deferred equipment revenue of $12,907 since there is no obligation to provide future service post "fresh-start".
(f) To reflect the step-up in assets in accordance with the reorganization value and valuations performed.
(g) Represents the write off of the deferred gain associated with the Company's sale of its satellite assets to MSV in November 2001 and the write-off of the unamortized balance of the $15,000 perpetual license sold to Aether in November 2000, both of which total approximately $22,142, since there is no obligation to provide future service post-"fresh-start".
(h) To record the cancellation of the Company's pre-reorganization equity and to reverse the gain on extinguishment of debt of $183,725 and the gain on fair market adjustment of $94,715.
(i) To record the valuation and resulting increase of customer intangibles of approximately $11,501 and frequencies of $45,365. The reduction of $4,981 is due to a write-off of goodwill. The reduction of property and equipment relates to a subsequent reduction in the carrying value of certain software from $4,942 to $3,389 and the reduction to inventory from $8,194 to $3,842 to its net realizable value.
(j) The balances do not match the balances in the Company's Plan of Reorganization due to subsequent audit adjustments.


Under the Plan of Reorganization, all then-outstanding shares of the Company's pre-reorganization common stock and all unexercised options and warrants to purchase the Company's pre-reorganization common stock were cancelled. The holders of $335 million in senior notes exchanged their notes for 25,000,000 shares of the Company's new common stock. Certain of the Company's other creditors received an aggregate of 97,256 shares of the Company's new common stock in settlement for amounts owed to them. These shares were issued following completion of the bankruptcy claims process; however, the value of these shares has been recorded in the financial statements as if they had been issued on the effective date of the reorganization. Holders of the Company's pre-reorganization common stock received warrants to purchase an aggregate of approximately 1,496,512 shares of common stock. The conditions necessary for the warrants to be exercisable were never met prior to May 1, 2004. Therefore, the warrants expired under their own terms on such date. Also, in July 2002, Motient issued to Evercore, financial advisor to the creditors' committee in Motient's reorganization, a warrant to purchase up to 343,450 shares of common stock, at an exercise price of $3.95 per share. The warrant was dated May 1, 2002, and has a term of five years. If the average closing price of Motient's common stock for thirty consecutive trading days is equal to or greater than $20.00, Motient may require Evercore to exercise the warrant, provided the common stock is then trading in an established public market. The value of this warrant has been recorded in the financial statements as if it had been issued on May 1, 2002.

Further details regarding the plan are contained in Motient's disclosure statement with respect to the plan, which was filed as Exhibit 99.2 to the Company's current report on Form 8-K dated March 4, 2002.

Restatement of Financial Statements

Subsequent to the issuance of the Company's financial statements for the quarter ended March 31, 2002 and years ended December 31, 2000 and 2001, the Company became aware that certain accounting involving the effects of several complex transactions from these years, including the formation of and transactions with a joint venture, MSV, in 2000 and 2001 and the sale of certain of our transportation assets to Aether in 2000, required revision. In addition, as a result of the Company's re-audit of the years ended December 31, 2001 and 2000 performed by the Company's current independent accounting firm, Friedman LLP, successor-in-interest to Ehrenkrantz Sterling & Co. LLC, certain accounting adjustments were proposed and accepted by the Company. A description of these adjustments is provided below.

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

Recording of suspended losses associated with MSV in fourth quarter of 2001. When the November 2001 sale of the assets of MSV was consummated, Motient and MSV amended the asset purchase agreement, with Motient agreeing to take a $15 million note as part of the consideration for the sale of the assets to MSV. Additionally, at the time of this transaction, Motient purchased a $2.5 million convertible note issued by MSV. As Motient had no prior basis in its investment in MSV, Motient had not recorded any prior equity method losses associated with its investment in MSV. When Motient agreed to take the $15 million note as partial consideration for the assets sold to MSV, Motient recorded its share of the MSV losses that had not been previously recognized by Motient ($17.5 million), having the effect of completely writing off the notes receivable in 2001.

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

Recognition of adoption of SAB 101,"Revenue Recognition in Financial Statements". Motient has restated its consolidated financial statements as of January 1, 2000, based on guidance provided in Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", as amended. Motient's adoption of SAB No. 101 resulted in a change of accounting for certain product shipments and activation fees. The cumulative effect of the change to retained earnings as of January 1, 2000 was $4.6 million. The cumulative effect was recognized as income in 2001 as the amounts were amortized into revenue and ultimately recognized as additional gain on the sale of the Company's satellite, transportation and certain other assets.

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

Summary of Impact of the Restatement

The revised accounting treatment described above required that certain adjustments be made to the income statement and balance sheet for the quarter ended March 31, 2002. As a result of the adoption of fresh-start accounting, the Successor Company periods ended September 30, 2002 were not restated. The effect of these adjustments for the quarter ended March 31, 2002 is illustrated in the table below for reference purposes. Certain of the adjustments are based on assumptions that we have made about the fair value of certain assets.

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

Concentrations of Credit Risk

For the nine months ended September 30, 2003, three customers accounted for approximately 41% of the Company's service revenue, with two customers, United Parcel Service of America, Inc. ("UPS") and SkyTel Communications, Inc. ("SkyTel"), each accounting for more than 14%. SkyTel accounted for approximately 15% of the Company's accounts receivable at September 30, 2003. For the four months ended April 30, 2002, five customers accounted for approximately 44% of the Company's service revenue, with two customers, UPS and SkyTel, each accounting for more than 10%. As of December 31, 2002 and April 30, 2002, Skytel represented 14% and 13%, respectively, of the Company's net accounts receivable. For the five months ended September 30, 2002, five customers accounted for approximately 47% of the Company's service revenue, with two of those customers, UPS and SkyTel, each accounting for more than 10%, with SkyTel accounting for approximately 12.4% of the Company's service revenue.

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

Additionally, the Company has recorded the $15.0 million note receivable from MSV, plus accrued interest thereon at its fair market value, estimated to be approximately $13.0 million, after giving effect to discounted future cash flows at market interest rates. This note matures in November 2006, but may be fully or partially repaid prior to maturity, subject to certain conditions and priorities with respect to payment of other indebtedness, in certain circumstances involving the consummation of additional investments in MSV. In April 2004, MSV repaid $2.0 million of interest and principal outstanding under this note. For information regarding recent developments involving MSV, please see Note 6 ("Subsequent Events").

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

For the three and nine-month periods ended September 30, 2003, MSV had revenues of $7.8 million and $22.2 million, respectively, operating expenses of $8.9 million and $22.4 million, respectively, and a net loss of $8.4 million and $21.5 million, respectively. For the five-month period ended September 30, 2002 and four-month period ended April 30, 2002, MSV had revenues of $4.6 million and $9.0 million, respectively, operating expenses of $3.8 million and $9.3 million, respectively, and a net loss of $3.8 million and $9.2 million, respectively.

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

The Company has generated significant net operating losses for tax purposes through September 30, 2003; however, it has had its ability to utilize these losses limited on two occasions as a result of transactions that caused a change of control in accordance with the Internal Revenue Service Code Section 382. Additionally, since the Company has not yet generated taxable income, it believes that its ability to use any remaining net operating losses has been greatly reduced; therefore, the Company has established a valuation allowance for any benefit that would have been available as a result of the Company's net operating losses.

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

In December 2003, the Staff of the SEC issued SAB No.104, "Revenue Recognition", which supersedes SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 104's primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple-element revenue arrangements and to rescind the SEC's "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" ("FAQ") issued with SAB No. 101. Selected portions of the FAQ have been incorporated into SAB No. 104. The adoption of SAB No. 104 will not have a material impact on the Company's revenue recognition policies.

Property and Equipment

Property and equipment are recorded at cost for the Predecessor Company and adjusted for impairment, and include "fresh-start" adjustments for the Successor Company. Property and equipment are depreciated over its useful life using the straight-line method. Assets recorded as capital leases are amortized over the shorter of their useful lives or the term of the lease. The estimated useful lives of office furniture and equipment vary from two to ten years, and the network equipment is depreciated over seven years. The Company has also capitalized certain costs to develop and implement its computerized billing system. These costs are included in property and equipment and are depreciated over three years. Repairs and maintenance do not significantly increase the utility or useful life of an asset and are expensed as incurred.

Property and equipment consists of the following:

                                                                 September 30,
                                                                     2003
                                                                     ----
Network equipment                                                   53,033
Office equipment and furniture                                       3,907
Construction in progress                                               712
                                                                  --------
                                                                    57,652
Less accumulated depreciation and amortization                     (21,803)
                                                                  --------
Property and equipment, net                                        $35,849
                                                                  ========

The Company recorded depreciation expense for the three and nine months ended September 30, 2003 of $3.5 million and $10.1 million, respectively. The Company has assets under capital lease of $5.0 million at September 30, 2003. In May 2004, the Company engaged a financial advisory firm to prepare a valuation of customer intangibles as of September 2003. Due to the loss of UPS as a core customer in 2003 as well as the migration and customer churn occurring in the Company's mobile internet base that is impacting the average life of a customer in this base, among other things, the Company determined an impairment of the value of these customer contracts was probable. As a result of this valuation, the value of customer intangibles was determined to be impaired as of September 2003 and was reduced by $5.5 million

Research and Development Costs

Research and development costs are expensed as incurred. Such costs include internal research and development activities and expenses associated with external product development agreements.

Advertising Costs

Advertising costs are charged to operations in the year incurred.

Stock-Based Compensation

As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", which establishes a fair value based method of accounting for stock-based compensation plans, the Company has elected to follow Accounting Principles Board Opinion No.25 "Accounting for Stock Issued to Employees" for recognizing stock-based compensation expense for financial statement purposes. For companies that choose to continue applying the intrinsic value method, SFAS No. 123 mandates certain pro forma disclosures as if the fair value method had been utilized. The Company accounts for stock based compensation to consultants in accordance with EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" and SFAS No. 123.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No.123", which provides optional transition guidance for those companies electing to voluntarily adopt the accounting provisions of SFAS No. 123. In addition, SFAS No. 148 mandates certain new disclosures that are incremental to those required by SFAS No. 123. The Company continued to account for stock-based compensation in accordance with APB No. 25.

The following table illustrates the effect on income (loss) attributable to common stockholders and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.


                                                                                                                  Predecessor
                                                                   Successor Company                                Company
                                                                   -----------------                                -------

                                             Three Months     Three Months     Nine Months      Five Months        Four Months
                                                Ended            Ended            Ended            Ended             Ended
                                             September 30,    September 30,    September 30,    September 30,       April 30,
                                                 2003            2002              2003             2002              2002
                                                 ----            ----              ----             ----              ----
Net loss, as reported                        $(22,345)       $(16,644)         $(47,749)        $(29,654)         $231,978
Add: Stock-based employee
compensation expense included in net
income, net of related tax effects                 76             ---             1,217              ---               ---
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all
awards, net of tax related effects               (252)           (283)           (2,025)            (283)              (57)
                                                -----           -----           -------           ------           -------
Pro forma net loss                           $(22,521)       $(16,927)         $(48,557)        $(29,937)         $231,921
Weighted average common shares
outstanding                                    25,170          25,097            25,128           25,097            58,251
Earnings per share:
  Basic and diluted---as reported             $(0.89)         $(0.66)           $(1.90)          $(1.18)            $3.98
  Basic and diluted---pro-forma               $(0.89)         $(0.67)           $(1.93)          $(1.19)            $3.98

Under SFAS No. 123 the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                                                   Predecessor
                                                    Successor Company                                Company
                                                    -----------------                                -------

                             Three Months    Three Months     Nine Months       Five Months        Four Months
                                Ended            Ended           Ended             Ended              Ended
                            September 30,    September 30,   September 30,      September 30,        April 30,
                                 2003            2002             2003               2002              2002
                                 ----            ----             ----               ----              ----
Expected life (in years)           9              10                9                 10                10
Risk-free interest rate         1.11%           1.71%            1.11%              1.71%              1.71%
Volatility                       156%            173%             156%               173%               197%
Dividend yield                   0.0%            0.0%             0.0%               0.0%               0.0%

Options to purchase 1,631,025 shares and 1,787,900 shares of the Company's common stock were outstanding at September 30, 2002 and 2003, respectively, under the Company's 2002 Stock Option Plan. Options to purchase 2,683,626 shares of the Predecessor Company's stock were outstanding at April 30, 2002. These options were cancelled as part of the Company's reorganization.

In March 2003, the Company's board of directors approved the reduction in the exercise price of all of the outstanding stock options from $5.00 per share to $3.00 per share. The repricing requires that all options be accounted for in accordance with variable plan accounting, under which the value of these options are measured at their intrinsic value and any change in that value is charged to the income statement each quarter based on the difference (if any) between the intrinsic value and the then-current market value of the common stock. The other options are accounted for as a fixed plan and in accordance with intrinsic value accounting, which requires that the excess of the market price of stock over the exercise price of the options, if any, at the time that both the exercise price and the number of options are known be recorded as deferred compensation and amortized over the option vesting period. For the three and nine months ended September 30, 2003, the Company recorded a mark-to-market adjustment of $0.1 million and $1.2 million respectively relating to these re-priced options.

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

Segment Disclosures

In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company had one operating segment: its core wireless business. The Company provides its core wireless business to the continental United States, Alaska, Hawaii and Puerto Rico. The following summarizes the Company's core wireless business revenue by major market categories:


                                                                                                              Predecessor
                                                           Successor Company                                    Company
                                                           -----------------                                    -------

                                   Three Months       Three Months     Nine Months         Five Months         Four Months
                                      Ended              Ended            Ended               Ended               Ended
                                   September 30,      September 30,    September 30,      September 30,         April 30,
                                       2003               2002             2003               2002                2002
                                       ----               ----             ----               ----                ----
Summary of Revenue
------------------
(in millions)
Wireless Internet                     $6.8               $5.5             $21.7               $8.9               $5.6
Field services                         1.9                4.0               7.9                6.9                5.6
Transportation                         1.1                2.8               7.0                4.5                4.1
Telemetry                              0.6                0.6               1.8                1.0                0.8
Maritime and other                     0.3                0.1               0.4                0.2                0.7
                                       ---                ---               ---                ---                ---
   Service revenue                   $10.7               13.0             $38.8               21.5               16.8
   Equipment revenue                   1.4                0.3               3.2                0.5                5.6
                                       ---                ---               ---                ---                ---
    Total                            $12.1              $13.3             $42.0              $22.0              $22.4
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

Options and warrants to purchase shares of common stock were not included in the computation of loss per share as the effect would be antidilutive for all periods. As a result, the basic and diluted earnings per share amounts for all periods presented are the same. As of September 30, 2003, there were warrants to acquire approximately 5,664,962 shares of common stock and options outstanding for 1,787,900 shares that were not included in this calculation because of their antidilutive effect for the nine months ended September 30, 2003. For the four month period ended April 30, 2002, all options and warrants had exercise prices in excess of the fair market value of the Company's common stock, and thus options and warrants were not factored into the per share calculation. As of September 30, 2002, there were warrants to acquire approximately 1,839,962 shares of common stock and options outstanding for 1,621,975 shares that were not included in this calculation because of their antidilutive effect for the five months ended September 30, 2002.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure - an Amendment to SFAS No. 123". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 for public companies. This statement is effective for fiscal years beginning after December 15, 2002. We have adopted the disclosure requirements of SFAS No. 148 as of January 1, 2003 and plan to continue to follow the provisions of APB Opinion No. 25 for accounting for stock based compensation.

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

Related Parties

The Company made payments of $208,000 to related parties for service-related-obligations for the nine-month period ended September 30, 2003, as compared to no payments made in the four month period ended April 30, 2002 and $408,000 in the five-month period ended September 30, 2002. As of September 30, 2003, the Company had a net due from related parties in the amount of $0.1 million.

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

The Company's liquidity constraints have been exacerbated by weak revenue growth since emerging from bankruptcy protection, due to a number of factors including the weak economy generally and the weak telecommunications and wireless sector specifically, the financial difficulty of several of the Company's key resellers, on whom the Company relies for a majority of its new revenue growth, the loss of UPS as a primary customer, the loss of mobile internet customers due to churn, the end of life notification with regards to RIM 857 customer devices and migration of customers to next-generation technologies not carried on Motient's network, and the Company's continued limited liquidity which has hindered efforts at demand generation.

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

Debt Obligations & Capital Leases

The following table outlines the Company debt obligations and capital leases as of September 30, 2003.

                                                    Successor Company
                                                       (Unaudited)
                                                   September 30, 2003
                                                   ------------------
                                                     (in thousands)

             Rare Medium note payable due 2005,         $21,531
             including accrued interest thereon
             CSFB note payable due 2005,                    850
             including accrued interest thereon
             Vendor financing                             5,034
             Term Credit Facility                         4,664
             Obligations under Capital Leases             4,134
                                                          -----
                                                         36,213
             Less current maturities                      3,051
                                                          -----
             Long-term debt                             $33,162
                                                        -------

The following table reflects the maturity of these obligations over the next five years.


                                                                    Less then                 After 5
                                                          Total      1 year      1-4 years     years
                                                          -----      ------      ---------     -----
(in thousands)
Notes Payables                                             $22,381         $--     $22,381     $--
Term Credit Facility                                         4,664          --       4,664      --
Capital lease obligations, including interest thereon        4,134       2,031       2,103      --
Vendor financing commitment                                  5,034       1,020       4,014      --
                                                             -----       -----       -----   -----
  Total Contractual Cash Obligations                       $36,213      $3,051     $33,162      --


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

Capital Leases: As of September 30, 2003, $4.1 million was outstanding under a capital lease for network equipment with Hewlett-Packard Financial Services Company. The lease has an effective interest rate of 12.2%. In January 2003, this agreement was restructured to provide for a modified payment schedule. We also negotiated a further extension of the repayment schedule that became effective upon the satisfaction of certain conditions, including our funding of a letter of credit in twelve monthly installments beginning in 2003, in the aggregate amount of $1.125 million, to secure our payment obligations. The letter of credit will be released in fifteen equal installments beginning in July 2004, assuming no defaults have occurred or are occurring. The lease matures December 1, 2005.

Sources of Funding

$12.5 Million Term Credit Facility: On January 27, 2003, the Company's wholly-owned subsidiary, Motient Communications, closed a $12.5 million term credit agreement with a group of lenders, including several of the Company's existing stockholders. The lenders include the following entities or their affiliates: M&E Advisors, L.L.C., Bay Harbour Partners, York Capital and Lampe Conway & Co. York Capital is affiliated with JGD Management Corp. and James G. Dinan. Bay Harbour Management, JGD Management Corp and James G. Dinan each hold 5% or more of Motient's common stock. The lenders also include Gary Singer, directly or through one or more entities. Gary Singer is the brother of Steven
G. Singer, one of our directors.

The table below shows, as of May 26, 2004 the number of shares of Motient common stock beneficially owned by the following parties to the term credit agreement, based solely on filings made by such parties with the SEC:

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

Under this facility, the lenders have agreed to make loans to Motient Communications through December 31, 2004 upon Motient Communications' request no more often than once per month, in aggregate principal amounts not to exceed $1.5 million for any single loan, and subject to satisfaction of other conditions to borrowing, including certain financial and operating covenants, contained in the credit agreement. As of April 1, 2004, the Company had borrowed $6.0 million under this facility, all of which has since been repaid and may not be re-borrowed.

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

The obligations of Motient Communications under the credit agreement are secured by a pledge of all the assets owned by Motient Communications that can be pledged as security (including, but not limited to Motient Communication's shares in Motient License) and are not already pledged under certain other existing credit arrangements, including under Motient Communications' credit facility with Motorola and Motient Communications' equipment leasing agreement with Hewlett-Packard Corporation. Motient Communications owns, directly or indirectly, all of the Company's assets relating to its terrestrial wireless communications business. In addition, Motient and its wholly-owned subsidiary, Motient Holdings Inc., have guaranteed Motient Communications' obligations under the credit agreement, and the Company has delivered a pledge of the stock of Motient Holdings Inc., Motient Communications, Motient Services and Motient License to the lenders. In addition, upon the repayment in full of the outstanding $19,750,000 in senior notes due 2005 issued by MVH Holdings Inc. to Rare Medium and CSFB in connection with the Company's approved Plan of Reorganization, the Company will pledge the stock of MVH Holdings Inc. to the lenders.

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

On March 16, 2004, in connection with the execution of the amendment to the credit agreement, Motient issued warrants to the lenders to purchase, in the aggregate, 1,000,000 shares of Motient's common stock. The exercise price of the warrants is $4.88 per share. The warrants were immediately exercisable upon issuance and have a term of five years. The warrants were valued using a Black-Scholes pricing model at $6.7 million and will be recorded as a debt discount and will be amortized as additional interest expense over three years, the term of the related debt. The warrants are also subject to a registration rights agreement. Under such agreement, Motient agreed to file a registration statement to register the shares underlying the warrants upon the request of a majority of the warrant holders, or in conjunction with the filing of a registration statement in respect of shares of common stock of the Company held by other holders. Motient will bear all the expenses of such registration. In connection with the amendment, Motient was required to pay commitment fee to the lenders of $320,000, which was added to the principal balance of the credit facility at closing. These fees will be recorded on the Company's balance sheet and will be amortized as additional interest expense over three years, the term of the related debt.

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

4. COMMITMENTS AND CONTINGENCIES

As of September 30, 2003, the Company had no contractual inventory commitments.

UPS, the Company's largest customer as of December 31, 2002, has substantially completed its migration to next generation network technology, and its monthly airtime usage of the Company's network has declined significantly. UPS was our second largest customer for the nine months ended September 30, 2003 and our fourth largest customer for the three months ended September 30, 2003. There are no minimum purchase requirements under the Company's contract with UPS and the contract may be terminated by UPS on 30 days' notice at which point any remaining prepayment would be require to be repaid. While the Company expects that UPS will remain a customer for the foreseeable future, the bulk of UPS' units have migrated to another network. As of April 30, 2004, UPS had approximately 4,720 active units on Motient's network.

Until June 2003, UPS had voluntarily maintained its historical level of payments to mitigate the near-term revenue and cash flow impact of its recent and anticipated continued reduced network usage. However, beginning in July 2003, the revenues and cash flow from UPS declined significantly. Also, due to a separate arrangement entered into in 2002 under which UPS prepaid for network airtime to be used by it in 2004, the Company does not expect that UPS will be required to make any cash payments to the Company in 2004 for service to be provided in 2004. Pursuant to such agreement, and, as of April 30, 2004, UPS has not been required to make any cash payments to the Company in 2004, and the value of the Company's remaining airtime service obligations to UPS in respect of the prepayment was approximately $4.4 million. The Company is planning a number of initiatives to offset the loss of revenue and cash flow from UPS, including the following:

     o further reductions in the Company's employee and network infrastructure costs;

     o actions to grow new revenue from the Company's carrier relationships with Verizon Wireless and T-Mobile, under which the Company will be selling voice and data services on such carrier's next generation wireless networks as a master agent;

     o actions to grow revenue from the Company's various telemetry applications and initiatives; and

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

6.  SUBSEQUENT EVENTS

Sale of Common Stock

On April 7, 2004, Motient sold 4,215,910 shares of its common stock at a per share price of $5.50 for an aggregate purchase price of $23.2 million to The Raptor Global Portfolio Ltd., The Tudor BVI Global Portfolio, Ltd., The Altar Rock Fund L.P., Tudor Proprietary Trading, L.L.C., Highland Crusader Offshore Partners, L.P., York Distressed Opportunities Fund, L.P., York Select, L.P., York Select Unit Trust, M&E Advisors L.L.C., Catalyst Credit Opportunity Fund, Catalyst Credit Opportunity Fund Offshore, DCM, Ltd., Greywolf Capital II LP and Greywolf Capital Overseas Fund and LC Capital Master Fund. The sale of these shares was not registered under the Securities Act of 1933, as amended (the "Securities Act") and the shares may not be sold in the United States absent registration or an applicable exemption from registration requirements. The shares were offered and sold pursuant to the exemption from registration afforded by Rule 506 under the Securities Act and/or Section 4(2) of the Securities Act. In connection with this sale, the Company signed a registration rights agreement with the holders of these shares. Among other things, this registration rights agreement requires the Company to file and cause to make effective a registration statement permitting the resale of the shares by the holders thereof. Motient also issued warrants to purchase an aggregate of 1,053,978 shares of its common stock to the investors listed above, at an exercise price of $5.50 per share. These warrants will vest if and only if Motient does not meet certain deadlines between June and November 2004, with respect to certain requirements under the registration rights agreement. If the warrants vest, they may be exercised by the holders thereof at any time through June 30, 2009.

In connection with this sale, Motient issued to Tejas Securities Group, Inc., Motient's agent for the sale, warrants to purchase 1,000,000 shares of its common stock. The exercise price of these warrants is $5.50 per share. The warrants are immediately exercisable upon issuance and have a term of ten years. Motient also paid Tejas Securities Group, Inc. a placement fee of $350,000 at closing.

Credit Facility Repayment

On April 13, 2004, Motient repaid the all principal amounts then owing under its term credit facility, including accrued interest thereon, in an amount of $6.7 million. The remaining availability under the credit facility of $5.8 million will be available for borrowing to the Company until December 31, 2004, subject to the lending conditions in the credit agreement.

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

Despite these initiatives, the Company continues to be cash flow negative, and there can be no assurances that it will ever be cash flow positive.

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

Developments Relating to MSV

On April 2, 2004, the additional $17.6 million investment was consummated. In connection with this investment, MSV's amended and restated investment agreement was amended to provide that of the total $17.6 million in proceeds, $5.0 million was used to repay certain outstanding indebtedness of MSV, including $2.0 million of outstanding interest and principal under the $15.0 million promissory note issued to Motient by MSV. Motient was required to use 25% of the $2 million it received in this transaction, or $500,000, to make prepayments under its existing notes owed to Rare Medium Group, Inc. and Credit Suisse First Boston. The remainder of the proceeds from this investment will be used by MSV for general corporate purposes. As of the closing of the additional investment on April 2, 2004, Motient's percentage ownership of MSV was approximately 46.5% on an undiluted basis, 32.6% on an "as converted" basis giving effect to the conversion of all outstanding convertible notes of MSV and 29.5% on a fully diluted basis.

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

Management and Board Changes

On May 24, 2004 the board of directors designated Myrna J. Newman, the Company's controller and chief accounting officer as the Company's principal financial officer. Simultaneously, the board of directors elected Christopher W. Downie to the position of executive vice president, chief operating officer and treasurer. Mr. Downie will remain as the Company's principal executive officer.

On May 6, 2004 the board of directors elected Raymond L. Steele to the Company's board of directors. The board of directors now consists of six members. Mr. Steele was also elected to the Company's audit committee.

Also on May 6, the board of directors elected Robert L. Macklin as the Company's general counsel and secretary.

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

Legal Matters

On April 15, 2004, Motient filed a claim under the rules of the American Arbitration Association in Fairfax County, VA, against Wireless Matrix Corporation, a reseller of Motient's services, for the non-payment of certain amounts due and owing under the "take-or-pay" agreement between Motient and Wireless Matrix. Under this agreement, Wireless Matrix agreed to purchase certain minimum amounts of air-time on the Motient network. In February 2004 Wireless Matrix informed Motient that it was terminating its agreement with Motient. Motient does not believe that Wireless Matrix has any valid basis to do so, and consequently filed the above mentioned claim seeking over $2.6 million in damages, which amount represents Wireless Matrix's total prospective commitment under the agreement. On May 10, 2004, Motient received a notice of counter-claim by Wireless Matrix of approximately $1.0 million, representing such amounts as Wireless Matrix claims to have made in excess of service rendered under the agreement. Motient cannot assure you that it can prevail as to its claim, or that Wireless Matrix will prevail as to its counter-claim, in any arbitration proceeding.

Regulatory Matters

It has been reported that in March of 2004, the staff of the FCC recommended the adoption of the plan for the reallocation of the 800 MHz spectrum common known as the "Consensus Plan". However, the staff apparently also recommended the rejection of Nextel's offer to pay $850 million to recover the costs of the re-allocation of the spectrum, as the staff apparently felt this amount to be insufficient to cover the costs of such re-allocation. On April 8, 2004, Motient filed a request with the FCC asking that the Commission relocate Motient into the so called "upper-800 MHz band" as part of the Consensus Plan. We cannot assure you that our operations will not be affected by this proceeding.

Sale of SMR Licenses to Nextel Communications, Inc.

On December 9, 2003, Motient Communications entered into a second asset purchase agreement, under which Motient Communications will sell additional licenses to Nextel for $2.75 million. In February 2004, the Company closed the sale of licenses covering approximately $2.2 million of the purchase price, and in April 2004, the Company closed the sale of approximately one-half of the remaining licenses. The transfer of the other half of the remaining licenses has been challenged at the FCC by a third-party. While the Company believes, based on the advice of counsel, that the FCC will ultimately rule in its favor, the Company cannot assure you that it will prevail, and, in any event, the timing of any final resolution is uncertain. None of these licenses are necessary for Motient's future network requirements. Motient has and expects to continue to use the proceeds of the sales to fund its working capital requirements and for general corporate purposes. The lenders under Motient Communications' term credit agreement have consented to the sale of these licenses.

Merger of Independent Accountants

On June 1, 2004, Motient's former independent accountants, Ehrenkrantz Sterling & Co. LLC ("Ehrenkrantz"), merged with the firm of Friedman Alpren & Green LLP. The new entity, Friedman LLP ("Friedman") has been retained by Motient and the Audit Committee of Motient's Board of Directors approved this decision on June 4, 2004.

For the period since Ehrenkrantz's appointment through June 4, 2004, there have been no disagreements with Ehrenkrantz on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Ehrenkrantz would have caused them to make reference thereto in their report.

For the period since Ehrenkrantz's appointment through June 4, 2004, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)), that are not otherwise disclosed in Item 4 ("Controls and Procedures") of this Quarterly Report on Form 10-Q.

Motient has requested that Friedman, as successor-in-interest to Ehrenkrantz, furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of Friedman's letter, dated June 7, 2004, is filed as Exhibit 16.1 to this Form 10-Q.

During the two most recent fiscal years and through June 4, 2004, Motient did not consult with Friedman Alpren & Green LLP regarding any matter that was the subject of a "disagreement" with Ehrenkrantz, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or with regard to any "reportable event," as that term is defined in Item 304(a)(1)(v) of Regulation S-K, except as such consultations as may have been made with former employees of Ehrenkrantz who are now employees of Friedman.

Motient has provided Friedman with a copy of these statements.

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

Statements regarding factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, those under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Overview of Liquidity and Risk Factors," and elsewhere in this quarterly report. All of our subsequent written and oral forward-looking statements (or statements that may be attributed to us) are expressly qualified in their entirety by the cautionary statements referred to above and contained elsewhere in this quarterly report on Form 10-Q. You should carefully review the risk factors described in our other filings with the Securities and Exchange Commission from time to time, including the risk factors contained in our Form 10-K for the period ended December 31, 2002, and our reports on Form 10-K and 10-Q to be filed after this quarterly report, as well as our other reports and filings with the SEC.

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

Motient presently has six wholly-owned subsidiaries and a 29.5% interest (on a fully-diluted basis) in MSV as of September 30, 2003. For further details regarding Motient's interest in MSV, please see Note 6 ("Subsequent Events -- Developments Relating to MSV"). Motient Communications Inc. owns the assets comprising Motient's core wireless business, except for Motient's FCC licenses, which are held in a separate subsidiary, Motient License Inc. Motient License was formed on March 16, 2004, as part of Motient's amendment of its credit facility, as a special purpose wholly-owned subsidiary of Motient Communications and holds all of the FCC licenses formerly held by Motient Communications. A pledge of the stock of Motient License, along with the other assets of Motient Communications, secures borrowings under our term credit facility, and a pledge of the stock of Motient License secures, on a second priority basis, borrowings under our vendor financing facility with Motorola. For further details regarding the formation of Motient License, please see Note 3 ("Liquidity and Financing - Sources of Funding -- $12.5 Million Term Credit Facility") of notes to consolidated financial statements. Motient's other four subsidiaries hold no material operating assets other than the stock of other subsidiaries and Motient's interests in MSV. On a consolidated basis, we refer to Motient Corporation and its six wholly-owned subsidiaries as "Motient." Our indirect, less-than 50% voting interest in MSV is not consolidated with Motient for financial statement purposes. Rather, we account for our interest in MSV under the equity method of accounting.

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

Mobile Satellite Ventures LP

On June 29, 2000, we formed a joint venture subsidiary, MSV (formerly known as Mobile Satellite Ventures LLC), in which we owned, until November 26, 2001, 80% of the membership interests, in order to conduct research and development activities. In June 2000, three investors unrelated to Motient purchased 20% of the interests in MSV for an aggregate price of $50 million. The minority investors had certain participating rights which provided for their participation in certain business decisions that were made in the normal course of business, therefore, our investment in MSV has been recorded for all periods presented in the consolidated financial statements pursuant to the equity method of accounting. On November 26, 2001, Motient sold the assets comprising its satellite communications business to MSV, as part of a transaction in which certain other parties joined MSV, including TMI Communications and Company Limited Partnership, or TMI, a Canadian satellite services provider. In this transaction, TMI also contributed its satellite communications business assets to MSV. As part of this transaction, Motient received a $15 million promissory note issued by MSV and purchased a $2.5 million convertible note issued by MSV.

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

The $3.5 million of convertible notes from MSV mature on November 26, 2006, bear interest at 10% per annum, compounded semiannually, and are payable at maturity. The convertible notes are convertible at any time at Motient's discretion, and automatically under certain circumstances into class A preferred units of limited partnership interests of MSV. Our $15 million promissory note from MSV is subject to prepayment in certain circumstances where MSV receives cash proceeds from equity, debt or asset sale transactions. In addition, 25% of the proceeds of any repayment of the $15.0 million note from MSV must be used to prepay pro-rata both the Rare Medium and Credit Suisse First Boston Corporation, or CSFB, notes. The allocation of the 25% of the proceeds will be made in accordance with Rare Medium's and CSFB's relative outstanding balance at the time of prepayment. If not repaid earlier, outstanding amounts owing under the $15.0 million note from MSV, including accrued interest thereon, become due and payable on November 26, 2006; however, there can be no assurance that MSV would have the ability, at that time, to pay the amounts due under the note. Motient has recorded the $15.0 million note receivable from MSV, plus accrued interest thereon at its fair market value, estimated to be approximately $13.0 million at the May 1, 2002 "fresh-start" accounting date, after giving effect to discounted future cash flows at market interest rates.

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

Our Plan of Reorganization was confirmed on April 26, 2002 and became effective on May 1, 2002. The reorganization significantly deleveraged Motient's balance sheet and significantly reduced Motient's ongoing interest expense. As of the effective date of the plan, Motient had approximately $30.7 million of debt (comprised of capital leases, notes payable to Rare Medium and CSFB, and the outstanding Motorola, Inc. credit facility). As of September 30, 2003, Motient had approximately $36.2 million of debt.

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

Summary of Risk Factors

In addition to the challenge of growing revenue as described above, our future operating results could be adversely affected by a number of uncertainties and factors, including:

     o our ability, and our resellers' ability, some of whom are in bankruptcy, to attract and retain customers, and our ability to replace revenue formerly contributed by UPS, one of our largest customers,
     o our ability to execute on our business plan with drastically reduced personnel as a result of several significant reductions in force,
     o our ability to further reduce operating expenses and thereby reduce our cash burn rate,
     o our ability to secure additional financing necessary to fund anticipated capital expenditures, operating losses and any remaining debt service requirements,
     o our ability to convert customers who have purchased devices from us into active users of our airtime service and thereby generate revenue growth,
     o the timely roll-out of certain key customer initiatives and the launch of new products or the entry into new market segments, which may require us to continue to incur significant operating losses,
     o our ability to fully recover the value of our inventory in a timely manner,
     o our ability to procure new inventory in a timely manner in the quantities, quality, price and at the times required,
     o our ability to gain market acceptance of products and services, including eLink and BlackBerryTM by Motient, and our ability to make a profit thereon,
     o our ability to respond and react to changes in our business and the industry because we have limited liquidity,
     o our ability to modify our organization, strategy and product mix to maximize the market opportunities as the market changes,
     o    our ability to manage growth effectively,
     o competition from existing companies that provide services using existing communications technologies and the possibility of competition from companies using new technology in the future,
     o our ability to maintain, on commercially reasonable terms, or at all, certain technologies licensed from third parties, including, but not limited to, our rights to sell and distribute handheld devices manufactured by RIM and the wireless email service known as BlackBerryTM by Motient, which rights may be challenged or jeopardized as a result of a recent jury verdict finding that certain of RIM's technology for such products and services infringed certain intellectual property owned by NTP, Inc.,

     o our dependence on technology we license from Motorola, which may become available to our competitors,
     o    the loss of one ormore of our key customers,
     o our ability to retain key personnel, especially in light of our recent headcount reductions,
     o our ability to keep up with new technological developments and incorporate them into our existing products and services and our ability to maintain our proprietary information and intellectual property rights,
     o our dependence on third party distribution relationships to provide access to potential customers,
     o our ability to expand our networks on a timely basis and at a commercially reasonable cost, or at all, as additional future demand increases,
     o the risk that Motient could incur substantial costs if certain proposals regarding spectrum reallocation, that are now pending with the FCC, are adopted, and
     o    regulation by the FCC.

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

The table below outlines operating results for the Successor Company:



                                       Successor Company
                                       -----------------

                                Three Months      Three Months
                                    Ended            Ended
                                September 30,     September 30,
                                    2003              2002
                                    ----              ----
Summary of Revenue
------------------
(in millions)
Wireless Internet                  $6.8              $5.5
Field Services                      1.9               4.0
Transportation                      1.1               2.8
Telemetry                           0.6               0.6
All Other                           0.3               0.1
                                    ---               ---
   Service Revenue                $10.7             $13.0
   Equipment Revenue                1.4               0.3
                                    ---               ---
         Total                    $12.1             $13.3
                                  =====             =====


                                                                   Predecessor
                                    Successor Company                Company
                                    -----------------                -------
                               Nine Months      Five Months        Four Months
                                  Ended            Ended              Ended
                              September 30,    September 30,         April 30,
                                  2003             2002                2002
                                  ----             ----                ----
Summary of Revenue
------------------
(in millions)
Wireless Internet                $21.1             $8.9                $5.6
Field Services                     7.9              6.9                 5.6
Transportation                     7.0              4.5                 4.1
Telemetry                          1.8              1.0                 0.8
All Other                          0.4              0.2                 0.7
                                   ---              ---                 ---
   Service Revenue               $38.2            $21.5               $16.8
   Equipment revenue               3.2              0.5                 5.6
                                   ---              ---                 ---
         Total                   $41.4            $22.0               $22.4
                                 =====            =====               =====

                                             Successor Company                     Predecessor Company
                                             -----------------                     -------------------
                                     Three Months Ended                     Three Months Ended
                                       September 30,       % of Service       September 30,       % of Service
                                            2003              Revenue              2002              Revenue
                                            ----              -------              ----              -------
Summary of Expense
------------------
(in millions)
Cost of Service and Operations             $12.4                116%              $14.2                109%
Cost of Equipment Sold                       1.5                 14                 0.4                  3
Sales and Advertising                        1.1                 10                 1.8                 14
General and Administration                   3.8                 36                 3.0                 23
Restructuring Charges                         --                 --                  --                 --
Depreciation and Amortization                5.5                 51                 5.9                 46
                                             ---                 --                 ---                 --
Total Operating                            $24.3                227%              $25.3                195%
                                           =====               ====               =====               ====

                                                          Successor Company                           Predecessor Company
                                                          -----------------                           -------------------
                                         Nine Months                  Five Months
                                            Ended         % of           Ended         % of          Four Months       % of
                                        September 30,    Service      September 30,   Service       Ended April 30,   Service
                                            2003         Revenue         2002         Revenue           2002          Revenue
                                            ----         -------         ----         -------           ----          -------
Summary of Expense
------------------
(in millions)
Cost of Service and Operations             $40.0           105%         $24.4           113%           $21.9            130%
Cost of Equipment Sold                       3.6             9            1.3             6              6.0             36
Sales and Advertising                        3.8            10            3.2            15              4.3             26
General and Administration                  10.4            27            6.4            30              4.1             24
Restructuring Charges                        --             --             --            --              0.6              4
Depreciation and Amortization               16.3            43           10.1            47              6.9             41
                                            ----            --           ----            --              ---             --
Total Operating                            $74.1           194%         $45.4           211%           $43.8            261%
                                           =====           ====         =====           ====           =====            ====

Three and Nine Months Ended September 30, 2003 and 2002

Revenue and Subscriber Statistics

Service revenues approximated $38.2 million for the nine months ended September 30, 2003, which was a $0.1 million decrease as compared to the nine months ended September 30, 2002. There was an increase in revenue during this period in our wireless internet market sector which was offset by decreases in field services, transportation, and other market sectors. It should be noted that UPS deactivated a significant number of their units on our network during the third quarter of 2003 and revenue from UPS declined materially during this period. Total revenues approximated $41.4 million for the nine months ended September 30, 2003, which was a $3.0 million decrease as compared to the nine months ended September 30, 2002. The decrease was primarily a result the decline in equipment revenues as a result of our decision to decrease the prices for our equipment to customers over the course of the second quarter of 2002 due to lower sales of certain of our customer devices and our assessment of market conditions, demand and competitive pricing dynamics.

The tables below summarize our revenue for the three and nine months ended September 30, 2003 and 2002 and our subscriber base as of September 30, 2002 and 2003. An explanation of certain changes in revenue and subscribers is set forth below.


                                 Three Months Ended September 30,
                                 --------------------------------
Summary of Revenue                 2003           2002             Change       % Change
------------------                 ----           ----             ------       --------
(in millions)
Wireless Internet                  $6.8            5.5             $1.3            24%
Field Services                      1.9            4.0             (2.1)          (53)
Transportation                      1.1            2.8             (1.7)          (61)
Telemetry                           0.6            0.6              0.0             0
All Other                           0.3            0.1              0.2           200
                                    ---            ---              ---           ---
   Service Revenue                $10.7           13.0            $(2.3)          (18)
   Equipment Revenue                1.4            0.3              1.1           367
                                    ---            ---              ---           ---
         Total                    $12.1          $13.3            $(1.2)           (9)%
                                  =====          =====            ======          =====


                                 Nine Months Ended September 30,
                                 -------------------------------
Summary of Revenue                 2003        2002 Combined        Change       % Change
------------------                 ----        ------------        ------       --------
(in millions)                                   (restated)
Wireless Internet                 $21.1          $14.5             $6.6            46%
Field Services                      7.9           12.5             (4.6)          (37)
Transportation                      7.0            8.6             (1.6)          (19)
Telemetry                           1.8            1.8              0.0             0
All Other                           0.4            0.9             (0.5)          (56)
                                    ---            ---             -----         ----
   Service Revenue                $38.2          $38.3            $(0.1)            0
   Equipment Revenue                3.2            6.0             (2.8)          (46)
                                    ---            ---             -----         ----
         Total                    $41.4          $44.3            $(2.9)           (7)%
                                  =====          =====            ======         =====


The make up of our registered subscriber base was as follows:

                                 As of September 30,
                                -------------------------
                                   2003            2002            Change        % Change
                                   ----            ----            ------        --------
Wireless Internet               109,164          101,637            7,527           7%
Field Services                   18,278           32,244          (13,966)        (43)
Transportation                  103,324(1)        94,347(1)         8,977          10
Telemetry                        31,005           29,267            1,738           6
All Other                           868              657              211          32
                                    ---              ---              ---          --
         Total                  262,639          258,152            4,487           2%
                                =======          =======            =====          ===

     (1) Includes 69,897 registered UPS devices as of September 30, 2003, of which 7,500 were actively passing data traffic, as compared to 69,753 registered UPS devices as of September 30, 2002, of which 59,000 were actively passing data traffic.

     o Wireless Internet: Revenue grew from $14.5 million to $21.1 million for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002. Revenue grew from $5.5 million to $6.8 million for the three months ended September 30, 2003, as compared to the three months ended September 30, 2002. The revenue growth in the Wireless Internet sector during this period represented our focus during this period on expanding the adoption of eLink and BlackBerry TM wireless email offerings to corporate customers with both direct sales people and reseller channel partners. Our existing reseller channel partners represented a significant portion of the revenue growth during this period.
     o Field Services: Revenue declined from $12.5 million to $7.9 million for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002. Revenue declined from $4.0 million to $1.9 million for the three months ended September 30, 2003, as compared to the three months ended September 30, 2002. The decrease in revenue from field services was primarily the result of the termination of several customer contracts since the quarter ended September 30, 2002, including NCR Corporation, Sears, Bank of America, Lanier, as well as the general reduction of units and rates across the remainder our field service customer base, primarily IBM, and certain consulting revenues included in the first nine months of 2002 that were not included in the first nine months of 2003.
     o Transportation: Revenue declined from $8.6 million to $7.0 million for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002. Revenue declined from $2.8 million to $1.1 million for the three months ended September 30, 2003, as compared to the three months ended September 30, 2002. The decrease in revenue from the transportation sector was primarily the result of the elimination, as part of fresh-start accounting, of the recognition of deferred revenue that resulted from the sale of intellectual property license sold to Aether Systems Inc. in 2000. In addition, beginning in July 2003, UPS removed a significant number of their units from our network and no longer maintained their historical level of payments. UPS represented $0.4 million of revenue for the three months ended September 30, 2003, as compared to $2.2 million for the three months ended September 30, 2002.
     o Telemetry: Revenue remained at $1.8 million for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002. Revenue remained at $0.6 million for the three months ended September 30, 2003, as compared to the three months ended September 30, 2002. While we experienced growth in certain telemetry customer accounts, this was equally offset by churn or negative rate changes in other telemetry accounts.
     o Other: Revenue declined from $0.9 million to $0.4 million for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002. Although our registered subscriber base grew during this period, the decrease in revenue in this category was primarily the result of the general reduction of rates for service for certain customers in our other customer base. The increase in revenue from $0.1 million to $0.3 million for the three months ended September 30, 2003, as compared to the three months ended September 30, 2002 was attributable to commissions earned via the agency and dealer agreements with Verizon Wireless and T-Mobile USA.
     o Equipment: Revenue declined from $6.1 million to $3.2 million for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002. The decrease in equipment revenue was primarily a result of our decision to decrease the prices for our equipment to customers over the course of the second quarter of 2002 due to lower sales of certain of our customer devices and our assessment of market conditions, demand and competitive pricing dynamics. Revenue grew from $0.3 million to

     $1.4 million for the three months ended September 30, 2003, as compared to the three months ended September 30, 2002. The increase was primarily the result of the sales of devices attributable to the agency and dealer agreements with Verizon Wireless and T-Mobile USA.

The table below summarizes our operating expenses for the three and nine months ended September 30, 2003 and 2002. An explanation of certain changes in operating expenses is set forth below.


                                 Three Months Ended September 30,
                                 --------------------------------
Summary of Expenses                2003           2002             Change       % Change
---------------------              ----           ----             ------       --------
(in millions)
Cost of Service and Operations    $12.4          $14.2            $(1.8)          (13)%
Cost of Equipment Sales             1.5            0.4              1.1           275
Sales and Advertising               1.1            1.8             (0.7)          (39)
General and Administration          3.8            3.0              0.8            27
Depreciation and Amortization       5.5            5.9             (0.4)           (7)
                                    ---            ---             -----          ---
         Total                    $24.3          $25.3            $(1.0)           (4)%
                                  =====          =====            ======          ====


                                 Nine Months Ended September 30,
                                 -------------------------------
Summary of Expenses                2003           2002 Combined        Change         % Change
-----------------------            ----           -------------        ------         --------
(in millions)                                      (Restated)
Cost of Service and Operations    $40.0              $46.3            $(6.3)            (14)%
Cost of Equipment Sales             3.6                7.2             (3.6)            (50)
Sales and Advertising               3.8                7.5             (3.7)            (49)
General and Administration         10.4               10.5             (0.2)             (2)
Restructuring Charges              --                  0.6             (0.6)           (100)
Depreciation and Amortization      16.3               17.0             (0.6)             (4)
                                   ----               ----             -----             ---
         Total                    $74.1              $89.1           $(15.0)            (17)%
                                  =====              ======          =======            =====

Cost of service and operations includes costs to support subscribers, such as network telecommunications charges and site rent for network facilities, network operations employee salary and related costs, network and hardware and software maintenance charges, among other things. Costs of service and operations decreased from $46.3 million to $40.0 million for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. Costs of service and operations decreased from $14.2 million to $12.4 million for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. The decrease was partially the result of lower employee salary and related costs due to the workforce reductions implemented in July and September of 2002 and March of 2003. In addition, in July 2003, the Compensation Committee of the Board of Directors approved an aggregate payout of the 2002 corporate and personal portions of employee bonuses in the amount of 37.5% of the accrued amount. This decision resulted in a reversal of the 2002 bonus accrual during this period. The decrease in costs of service and operations was also partially the result of reductions in hardware and software maintenance costs as a result of the negotiation of lower rates on maintenance service contracts and decreased telecommunications charges as a result of the negotiation of lower rates under our primary telecommunications contract in the fourth quarter of 2002 as well as the removal of base stations as part of our efforts to remove older-generation equipment from our network. This decrease was also impacted by reductions in network maintenance costs as a result of the removal of a portion of our base stations from our national maintenance contract with Motorola, as well as the reduction of the per-base station rates under this contract in the first quarter of 2003, as well as the removal of base stations from the network as discussed above. Site lease cost for base station locations also decreased during this period as a result of the removal of base stations as part of our efforts to remove older-generation equipment from our network. These decreases were partially offset by compensation expenses associated with stock options issued to employees in 2003 as compared to 2002.

Cost of equipment sold decreased from $7.2 million to $3.6 million for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The decrease was the was the result of reduced sales of equipment and the write-down of the values of the equipment held for sale in the Company's inventory. The Company wrote down the value of its inventory in the second quarter of 2002 by $4.5 million. Cost of equipment sold increased to $1.5 million from $0.4 million for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. The increase was primarily the result of the cost of the sales of devices attributable to the agency and dealer agreements with Verizon Wireless and T-Mobile USA.

Sales and advertising expenses decreased to $1.1 and $3.8 million for the three and nine months ended September 30, 2003, as compared to $1.8 and $7.5 million for the three and nine months ended September 30, 2002. Sales and advertising expenses as a percentage of service revenue were approximately 10% and 10% for the first three and nine months of 2003, compared to 14% and 20% for the comparable period of 2002. The decrease in sales and advertising expenses for the three and nine months ended September 2003 was primarily attributable to lower employee salary and related costs, including sales commissions, due to the workforce reductions implemented in July and September 2002 and March 2003, and the significant reduction in or elimination of sales and marketing programs after our reorganization in May 2002. In addition, in July 2003, the Compensation Committee of the Board of Directors approved an aggregate payout of the 2002 corporate and personal portions of employee bonuses in the amount of 37.5% accrued for this period. This decision resulted in a reversal of the 2002 bonus accrual during this period. These decreases were partially offset by compensation expense associated with stock options issued to employees in 2003 a compared to 2002.

General and administrative expenses for the core wireless business decreased from $10.5 million to $10.4 million for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The decrease in general and administrative expenses for the nine months ended September 30, 2003 was primarily attributable to lower employee salary and related costs due to the workforce reductions implemented in July and September of 2002 and March of 2003, the closure of our Reston facility in July 2003, lower directors and officers liability insurance costs subsequent to reorganization, a reduction in bad debt charges primarily due to the lowering of our reserves, and a $1.0 million expense in April 2002 as a result of our withdrawal from an FCC spectrum auction. In addition, in July 2003, the Compensation Committee of the Board of Directors approved an aggregate payout of the 2002 corporate and personal portions of employee bonuses in the amount of 37.5% accrued for this period. This decision resulted in a reversal of the 2002 bonus accrual during this period. These decreases were partially offset by compensation expense associated with stock options issued to employees in 2003 a compared to 2002. These decreases were also offset by increases in the consulting costs related to the engagement of CTA in May 2002 that was continuing for the nine months ended September 2003, the engagement of Further Lane in July 2003 and the related compensation costs, and increases in audit, tax and legal fess related to our fiscal year 2002 audit and re-audits of fiscal year 2001 and 2000, occurring during the first nine months of 2003. General and administrative expenses increased to $3.8 million from $3.0 million for the three months ended September 30, 2003, as compared to three months ended September 30, 2002. General and administrative expenses as a percentage of service revenue were approximately 36% and 27% for the first three and nine months of 2003 as compared to 23% and 27% for 2002. The increase in general and administrative expenses for the three months ended September 30, 2003 was primarily attributable to increases in the consulting costs discussed above related to CTA and Further Lane as well as a $168,000 charge related to the settlement of certain salary matters with a terminated employee.

There were no restructuring charges for the nine months ended September 30, 2003, as compared to $0.6 million for the nine months ended September 30, 2002. These restructuring charges related to certain employee reduction initiatives and reorganization expenses.

Depreciation and amortization for the core wireless business decreased to $5.5 and $16.3 million for the three and nine months ended September 30, 2003, as compared to $5.9 and $17.0 million for the three and nine months ended September 30, 2002. Depreciation and amortization was approximately 51% and 43% of service revenue for the first three and nine months of 2003, as compared to 45% and 44% for the first three and nine months of 2002.

                                                  Successor        Successor       Successor        Successor      Predecessor
                                                   Company          Company         Company          Company         Company
                                                   -------          -------         -------          -------         -------
                                                Three Months     Three Months     Nine Months      Five Months     Four Months
                                                    Ended            Ended           Ended            Ended           Ended
                                                September 30,    September 30,   September 30,    September 30,     April 30,
                                                    2003             2002             2003            2002             2002
                                                    ----             ----             ----            ----             ----
(in thousands)
Interest expense, net                             $(1,638)           $(575)        $(4,592)          $(983)         $(1,850)
Other income, net                                     192               --           2,775              15            1,270
Gain on Disposal of Assets                             51           (1,193)             51          (1,193)            (591)
(Loss) on impairment of intangible asset           (5,535)              --          (5,535)             --               --
Gain on Sale of Transportation Assets                  --               --              --              --              372
Equity in losses of Mobile Satellite Ventures      (3,155)          (2,747)         (7,768)         (4,287)          (1,909)

Interest expense from May 1, 2002, is associated with our various debt obligations, including the $19.75 million notes payable to Rare Medium and CSFB, our capital lease obligations, our vendor financing commitment and our term credit facility put in place in January of 2003. Interest expense increased for the three and nine months ended September 30, 2003, as compared to the three and nine months ended September 30, 2002, due primarily to the amortization of fees and the value ascribed to warrants provided to the term credit facility lenders on our closing of our $12.5 million term credit facility in January of 2003. The Company issued warrants at closing to the lenders to purchase, in the aggregate, 3,125,000 shares of our common stock. The exercise price for these warrants is $1.06 per share. The warrants were immediately exercisable upon issuance and have a term of five years. The warrants were valued at $10 million using a Black-Scholes pricing model and have been recorded as a debt discount and are being amortized as additional interest expense over three years, the term of the related debt. Upon closing of the credit agreement, the Company paid closing and commitment fees to the lenders of $500,000.

On July 29, 2003, Motient's wholly-owned subsidiary, Motient Communications, entered into an asset purchase agreement with Nextel, under which Motient Communications sold to Nextel certain of its SMR licenses issued by the FCC for $3.4 million. Motient recorded the transaction in July, 2003 as an asset held for sale; immediately discontinuing the amortization of the identified SMR licenses. The closing of this transaction occurred on November 7, 2003.

In May 2004, the Company engaged a financial advisory firm to prepare a valuation of customer intangibles as of September 2003. Due to the loss of UPS as a core customer in 2003 as well as the migration and customer churn occurring in the Company's mobile internet base that is impacting the average life of a customer in this base, among other things, the Company determined an impairment of the value of these customer contracts was probable. As a result of this valuation, the value of customer intangibles was determined to be impaired as of September 2003 and was reduced by $5.5 million

Effective May 1, 2002, we are required to reflect our equity share of the losses of MSV. We recorded equity in losses of MSV of $3.1 million and $7.8 million for the three and nine months ended September 30, 2003, as compared to $2.7 million and $6.2 million for the three and nine months ended September 30, 2002. The MSV losses for the three and nine months ended September 30, 2003 are Motient's 47.5% and 48% share of MSV's losses for the same period, losses for the three and nine months ended September 30, 2002 consist of Motient's 48% and 48% share of the MSV losses to date reduced by the loans in priority. For the three and nine months ended September 30, 2003, MSV had revenues of $7.8 million and $22.2 million, operating expenses of $8.9 million and $22.4 million and a net loss of $3.8 million and $9.2 million. For the five-month period ended September 30, 2002 and four-month period ended April 30, 2002, MSV had revenues of $4.6 million and $9.0 million, respectively, operating expenses of $3.8 million and $9.3 million, respectively, and a net loss of $3.8 million and $9.2 million, respectively.

Liquidity and Capital Resources

As of September 30, 2003, we had approximately $2.8 million of cash on hand and short-term investments. In addition to cash generated from operations, our principal source of funds was, as of September 30, 2003, a $12.5 million term credit facility that we entered into on January 27, 2003. On April 7, 2004, we sold $23.2 million of our common stock to several institutional investors in a private placement. On April 13, 2004, the Company repaid all of its then owing principal and interest under its term credit facility. As of April 30, 2004, we had approximately $16.6 million of cash on hand and short-term investments.

Since emerging from bankruptcy protection in May 2002, we have undertaken a number of actions to reduce our operating expenses and cash burn rate. Despite these initiatives, we continue to be cash flow negative and there can be no assurances that we will ever be cash flow positive. Our liquidity constraints have been exacerbated by weak revenue growth since emerging from bankruptcy protection, due to a number of factors including the weak economy generally and the weak telecommunications and wireless sector specifically, the financial difficulty of several of our key resellers, on whom we rely for a majority of our new revenue growth, the loss of UPS as a primary customer, and our continued limited liquidity which has hindered efforts at demand generation.

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

The table below shows, as of May 26, 2004 the number of shares of Motient common stock beneficially owned by the following parties to the term credit agreement, based solely on filings made by such parties with the SEC:

     Name of Beneficial Owner           Number of Shares
     ------------------------           ----------------
     Bay Harbour Management, L.C.            3,217,396
     James G. Dinan*                         2,276,445
     JGD Management Corp.*                   2,276,445

     *JGD Management Corp. and James G. Dinan share beneficial ownership with respect to the 2,276,445 shares of our common stock. Mr. Dinan is the president and sole stockholder of JGD Management Corp., which manages the other funds and accounts that hold our common stock over which Mr. Dinan has discretionary investment authority.

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

Under this facility, the lenders have agreed to make loans to Motient Communications through December 31, 2004 upon Motient Communications' request no more often than once per month, in aggregate principal amounts not to exceed $1.5 million for any single loan, and subject to satisfaction of other conditions to borrowing, including certain financial and operating covenants, contained in the credit agreement. As of April 15, 2004, the Company had borrowed $6.0 million under this facility.

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

The obligations of Motient Communications under the credit agreement are secured by a pledge of all the assets owned by Motient Communications that can be pledged as security (including, but not limited to Motient Communication's shares in Motient License) and are not already pledged under certain other existing credit arrangements, including under Motient Communications' credit facility with Motorola and Motient Communications' equipment leasing agreement with Hewlett-Packard. Motient Communications owns, directly or indirectly, all of our assets relating to our terrestrial wireless communications business. In addition, Motient Corporation and its wholly-owned subsidiary, Motient Holdings Inc., have guaranteed Motient Communications' obligations under the credit agreement, and we have delivered a pledge of the stock of Motient Holdings Inc., Motient Communications, Motient Services and Motient License to the lenders. In addition, upon the repayment in full of the outstanding $19,750,000 in senior notes due 2005 issued by MVH Holdings Inc. to Rare Medium and CSFB in connection with our approved Plan of Reorganization, we will pledge the stock of MVH Holdings Inc. to the lenders.

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

On March 16, 2004, in connection with the execution of the amendment to our credit agreement, we issued warrants to the lenders to purchase, in the aggregate, 1,000,000 shares of our common stock. The exercise price of the warrants is $4.88 per share. The warrants were immediately exercisable upon issuance and have a term of five years. The warrants were valued using a Black-Scholes pricing model at $6.7 million and were be recorded as a debt discount and are being amortized as additional interest expense over three years, the term of the related debt. The warrants are also subject to a registration rights agreement. Under such agreement, we agreed to file a registration statement to register the shares underlying the warrants upon the request of a majority of the warrant holders, or in conjunction with the filing of a registration statement in respect of shares of our common stock held by other holders. We will bear all the expenses of such registration. In connection with the amendment, we were also required to pay commitment fees to the lenders of $320,000, which were added to the principal balance of the credit facility at closing. These fees were recorded on our balance sheet and will be amortized as additional interest expense over three years, the term of the related debt.

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

Sale of Common Stock: On April 7, 2004, we sold 4,215,910 shares of our common stock at a per share price of $5.50 for an aggregate purchase price of $23.2 million to The Raptor Global Portfolio Ltd., The Tudor BVI Global Portfolio, Ltd., The Altar Rock Fund L.P., Tudor Proprietary Trading, L.L.C., Highland Crusader Offshore Partners, L.P., York Distressed Opportunities Fund, L.P., York Select, L.P., York Select Unit Trust, M&E Advisors L.L.C., Catalyst Credit Opportunity Fund, Catalyst Credit Opportunity Fund Offshore, DCM, Ltd., Greywolf Capital II LP and Greywolf Capital Overseas Fund and LC Capital Master Fund. The sale of these shares was not registered under the Securities Act of 1933, as amended (the "Securities Act") and the shares may not be sold in the United States absent registration or an applicable exemption from registration requirements. The shares were offered and sold pursuant to the exemption from registration afforded by Rule 506 under the Securities Act and/or Section 4(2) of the Securities Act. In connection with this sale, we signed a registration rights agreement with the holders of these shares. Among other things, this registration rights agreement requires us to file and cause to make effective a registration statement permitting the resale of the shares by the holders thereof. We also issued warrants to purchase an aggregate of 1,053,978 shares of our common stock to the investors listed, at an exercise price of $5.50 per share. These warrants will vest if and only if we do not meet certain deadlines between June and November, 2004, with respect to certain requirements under the registration rights agreement. If the warrants vest, they may be exercised by the holders thereof at any time through June 30, 2009.

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

Outstanding Obligations

As of September 30, 2003, Motient had the following debt obligations, in addition to the above mentioned $12.5 million credit facility, in place:

Rare Medium Notes: Under our Plan of Reorganization, the Rare Medium notes were cancelled and replaced by a new note in the principal amount of $19.0 million. The new note was issued by a new subsidiary of Motient Corporation that owns 100% of Motient Ventures Holding Inc., which owns all of our interests in MSV.

The new note matures on May 1, 2005 and carries interest at 9%. The note allows us to elect to accrue interest and add it to the principal, instead of paying interest in cash. The note requires that it be prepaid using 25% of the proceeds of any repayment of the $15 million note receivable from MSV. As described above, we partially repaid outstanding interest on this note in April 2004.

CSFB Note: Under our Plan of Reorganization, we issued a note to CSFB, in satisfaction of certain claims by CSFB against Motient, in the principal amount of $750,000. The new note was issued by a new subsidiary of Motient Corporation that owns 100% of Motient Ventures Holdings Inc., which owns all of our interests in MSV. The new note matures on May 1, 2005 and carries interest at 9%. The note allows us to elect to accrue interest and add it to the principal, instead of paying interest in cash. We must use 25% of the proceeds of any repayment of the $15 million note receivable from MSV to prepay the CSFB note. As described above, we partially repaid outstanding interest on this note in April 2004.

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

Capital Leases: As of September 30, 2003, $4.1 million was outstanding under a capital lease for network equipment with Hewlett-Packard Financial Services Company. The lease has an effective interest rate of 12.2%. In January 2003, this agreement was restructured to provide for a modified payment schedule. We also negotiated a further extension of the repayment schedule that became effective upon the satisfaction of certain conditions, including our funding of a letter of credit in twelve monthly installments beginning in 2003, in the aggregate amount of $1.125 million, to secure our payment obligations. The letter of credit will be released in fifteen equal installments beginning in July 2004, assuming no defaults have occurred or are occurring.

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

We also restructured certain of its capital lease obligations with Hewlett-Packard to significantly reduce the monthly amortization requirements of these facilities on an on-going basis. As part of such negotiations, we agreed to fund a letter of credit in twelve monthly installments during 2003, in the aggregate amount of $1.125 million, to secure certain payment obligations. This letter of credit will be released to us in fifteen monthly installments beginning in July 2004, assuming no defaults have occurred and are occurring.

As of May 31, 2004, the aggregate principal amount of our obligations to Motorola under these facilities was approximately $4.4 million, and the aggregate principal amount of our obligations to Hewlett-Packard was approximately $2.9 million.

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

Commitments

As of September 30, 2003, we had no outstanding commitments to purchase inventory.

Please see Note 6 ("Subsequent Events") of notes to consolidated financial statements.

Summary of Cash Flow for the nine months ended September 30, 2003 (Successor Company), the five months ended September 30, 2002 (Successor Company) and the four months ended April 30, 2002 (Predecessor Company)



                                                                       Successor        Successor          Predecessor
                                                                        Company          Company             Company
                                                                       ---------         --------          -----------
                                                                      Nine Months       Five Months         Four Months
                                                                         Ended             Ended              Ended
                                                                      September 30,    September 30,         April 30,
                                                                          2003             2002                2002
                                                                          ----             ----                ----
                                                                      (Unaudited)      (Unaudited)          (audited)

        Cash Flows from Operating Activities:                          $(4,175)        $(11,874)          $(14,546)
                                                                       --------        ---------          ---------

        Cash Flows from Investing Activities:                             (202)            (690)              (122)
                                                                          ----             ----               ----

        Cash Flows from Financing Activities:
                 Equity Issuances                                           --               --                 17
                 Equity Issuances to 401(k)                                190
                 Principal payments under capital leases                (2,116)          (1,334)            (1,273)
                 Principal payments under Vendor Financing                (657)              --                 --
                 Proceeds from Credit Facility Financing                 4,500               --                 --
                 Debt issuance costs and other charges                    (537)              --                 --
                                                                         -----           ------             ------
        Net cash provided by (used in) financing activities              1,380           (1,334)            (1,256)
                                                                         -----           -------            -------

        Net (decrease) increase in cash and cash equivalents            (2,997)         (13,898)           (15,924)
        Cash and Cash Equivalents, beginning of period                   5,840           17,463             33,387
                                                                         -----           ------             ------

        Cash and Cash Equivalents, end of period                        $2,843           $3,565            $17,463
                                                                        ======           ======            =======

Cash used in operating activities decreased for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002, as a result of decreases in operating losses, due substantially to our reduction in employee salary and related expenditures, reductions in network maintenance, site lease and telecommunications charges, lower insurance costs subsequent to reorganization, and decreases in funds provided by working capital.

The decrease in cash provided by investing activities for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 was primarily attributable to the purchase of restricted investments in 2002.

The increase in cash provided by financing activities for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 was the result of the proceeds from borrowings under the term credit facility, offset by vendor debt and capital lease repayments.

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

Additionally, we have recorded the $15.0 million note receivable from MSV, plus accrued interest thereon at its fair value, estimated to be approximately $13.0 million, after giving affect to discounted future cash flows at market interest rates. This note matures in November 2006, but may be fully or partially repaid prior to maturity in certain circumstances involving the consummation of additional investments in MSV or upon the occurrence of certain other events such as issuance of other indebtedness or the sale of assets by MSV, subject to certain to certain conditions and priorities with respect to payment of other indebtedness. For further detail on certain payments made on this note receivable, please see Note 6, "Subsequent Events".

In November of 2003, we engaged CTA to perform a valuation of our equity interests in MSV as of December 31, 2002. As part of this valuation process, we determined that our equity interest in MSV was not appropriately calculated as of May 1, 2002 due to certain preference rights for certain classes of shareholders in MSV. We reduced our equity interest in MSV from $54 million (inclusive of Motient's $2.5 million convertible note from MSV) to $41 million as of May 1, 2002. As a result of the valuation of MSV, it was determined that the value of our equity interest in MSV was impaired as of December 31, 2002 from the value on our balance sheet. This impairment was deemed to have occurred in the fourth quarter of 2002. We reduced the value of its equity interest in MSV by $15.4 million as of December 31, 2002.

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

Deferred Taxes

We have generated significant net operating losses for tax purposes through September 30, 2003. We have had our ability to utilize these losses limited on two occasions as a result of transactions that caused a change of control in accordance with the Internal Revenue Service Code Section 382. Additionally, since we have not yet generated taxable income, we believe that our ability to use any remaining net operating losses has been greatly reduced; therefore, we have fully reserved for any benefit that would have been available as a result of our net operating losses.

Revenue Recognition

We generate revenue principally through equipment sales and airtime service agreements, and consulting services. In 2000, we adopted SAB No. 101 which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. In certain circumstances, SAB No. 101 requires us to defer the recognition of revenue and costs related to equipment sold as part of a service agreement. Revenue is recognized as follows:

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

In December 2003, the Staff of the SEC issued SAB No. 104, "Revenue Recognition", which supersedes SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 104's primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple-element revenue arrangements and to rescind the SEC's "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" ("FAQ") issued with SAB No. 101. Selected portions of the FAQ have been incorporated into SAB No. 104. The adoption of SAB No. 104 will not have a material impact on the Company's revenue recognition policies.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure - an Amendment to SFAS No. 123". SFAS

No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 for public companies. This statement is effective for fiscal years beginning after December 15, 2002. We have adopted the disclosure requirements of SFAS No. 148 as of January 1, 2003 and plan to continue to follow the provisions of APB Opinion No. 25 for accounting for stock based compensation.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our filings and reports under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. Such information is accumulated and communicated to our management, including our principal executive officer (currently our executive vice president, chief operating officer and treasurer) and principal financial officer (currently our controller and chief accounting officer), as appropriate, to allow timely decisions regarding required disclosure. Our management, including the principal executive officer (currently our executive vice president, chief operating officer and treasurer) and the principal financial officer (currently our controller and chief accounting officer), recognizes that any set of disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer (currently our executive vice president, chief operating officer and treasurer), principal financial officer (currently our controller and chief accounting officer), of the effectiveness of our disclosure controls and procedures. Based on this evaluation, we concluded that our disclosure controls and procedures required improvement.

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

     o Fourth, department managers have been tasked with tracking relevant non-financial operating metrics such as network statistics, headcount and other pertinent operating information. Quarterly reports summarizing this information will be prepared and presented to the disclosure committee and the principal executive officer (currently our executive vice president, chief operating officer and treasurer) and principal financial officer (currently our controller and chief accounting officer).

     o Fifth, certain department heads prepare weekly activities reviews, which are shared with the members of the disclosure committee as well as the principal executive officer (currently our executive vice president, chief operating officer and treasurer) and principal financial officer (currently our controller and chief accounting officer). These weekly reviews and the bi-quarterly disclosure committee meetings and associated reports are intended to help inform senior management of material developments that affect our business, thereby facilitating consideration of prompt and accurate disclosure.

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

Internal Controls

During the course of the fiscal 2002 year-end closing process and subsequent audit of the financial statements for the eight month period ended December 31, 2002, our management and our then-current independent auditors, PricewaterhouseCoopers, identified several matters related to internal controls that needed to be addressed. Several of these matters were classified by the auditors as "reportable conditions" in accordance with the standards of the American Institute of Certified Public Accountants, or AICPA. Reportable conditions involve matters coming to management's or our auditor's attention relating to significant deficiencies in the design or operation of internal control that, in the judgment management and the auditors, could adversely affect our ability to record, process, summarize and report financial data in the financial statements. Our principal executive officer, chief technology officer, chief accounting officer and audit committee are aware of these conditions and of our responses thereto, and consider them to be significant deficiencies as defined in the applicable literature embodying generally accepted auditing standards, or GAAS. On March 2, 2004, we dismissed PricewaterhouseCoopers as our independent auditors. PricewaterhouseCoopers has not reported on Motient's consolidated financial statements for any fiscal period. On March 2, 2004, we engaged Ehrenkrantz Sterling & Co. LLC as our independent auditors to replace PricewaterhouseCoopers and audit our consolidated financial statements for the period May 1, 2002 to December 31, 2002.

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

Set forth below are the significant deficiencies identified by management and PricewaterhouseCoopers, together with a discussion of our corrective actions with respect to such deficiencies through May 31, 2004.

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

          o We are preparing an accounting policy and procedures manual to include procedures for all significant policies, business practices, and routine and non-routine procedures performed by each functional area. Our current goal is to finalize this manual by July 31, 2004.

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

Our current auditors, Friedman LLP, successors-in-interest to Ehrenkrantz Sterling & Co. LLC, agree that the matters described above constitute significant deficiencies and have communicated this view to our audit committee.

                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings

Please see the discussion regarding Legal Proceedings contained in Note 5 ("Legal and Regulatory Matters") and Note 6 ("Subsequent Events") of notes to consolidated financial statements, which is incorporated by reference herein.


Item 3.   Defaults Upon Senior Securities

Please see the discussion regarding the defaults under our term credit agreement contained in Note 3 ("Liquidity and Financing") of notes to consolidated financial statements, which is incorporated by reference herein.

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

                               MOTIENT CORPORATION
                               (Registrant)


June 7, 2004                   /s/Christopher W. Downie
                               --------------------------------------
                               Christopher W. Downie
                               Executive Vice President,
                               Chief Operating Officer and
                               Treasurer
                               (principal executive officer and duly
                               authorized officer to sign on behalf of
                               the registrant)

                                  EXHIBIT INDEX

Number  Description



16.1 Letter from Friedman LLP to the Securities and Exchange Commission, dated as of June 7, 2004 (filed herewith)

31.1 Certification Pursuant to Rule 13a-14(a)/15d-14(a), of the Executive Vice President, Chief Operating Officer and Treasurer (principal executive officer) (filed herewith).

31.2 Certification Pursuant to Rule 13a-14(a)/15d-14(a), of the Controller and Chief Accounting Officer (principal financial officer) (filed herewith)

32.1    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002, of the Executive Vice President, Chief Operating Officer and Treasurer (principal executive officer) (filed herewith).

32.2    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002, of the Controller and Chief Accounting Officer (principal financial officer) (filed herewith)