Form 10-K
period 2003-12-31
MOTIENT CORP
filed 2004-07-02
CIK 913665

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003
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

The aggregate market value of shares of common stock held by non-affiliates at June 30, 2004 was approximately $200,051,042.

Indicate by check mark whether registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes __ No X

Number of shares of common stock outstanding at June 24, 2004: 29,773,994

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None


                                TABLE OF CONTENTS

                                                                                         Page

                                     PART I

Introductory Note                                                                          3
Cautionary Note Regarding Forward-Looking Statements                                       4
Item 1.     Business                                                                       5
Item 2.     Properties                                                                    46
Item 3.     Legal Proceedings                                                             47
Item 4.     Submission of Matters to a Vote of Security Holders                           47

                                     PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters         48
Item 6.     Selected Financial Data                                                       51
Item 7.     Management's Discussion and Analysis of Financial Condition and               55
            Results of Operations
Item 7A.    Quantative and Qualitative Disclosures About Market Risk                      97
Item 8.     Financial Statements and Supplementary Data                                   97
Item 9.     Changes in and Disagreements with Accountants on Accounting and               97
            Financial Disclosure
Item 9A.    Controls and Procedures                                                       98

                                    PART III

Item 10.    Directors and Executive Officers of Motient                                  104
Item 11.    Executive Compensation                                                       108
Item 12.    Security Ownership of Certain Beneficial Owners and Management and           115
            Related Stockholder Matters
Item 13.    Certain Relationships and Related Transactions                               119
Item 14.    Principal Accountant Fees and Services                                       123

                                     PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K              124


Signatures
Financial Statements


                                     PART I
                                     ------


                                INTRODUCTORY NOTE
                                -----------------

This annual report on Form 10-K relates to the year ended December 31, 2003. We did not file a report on Form 10-K for this period previously because we have only recently completed our financial statements for this period.

As previously disclosed in our prior reports, including most recently in our quarterly report on Form 10-Q for the quarter ended September 30, 2003 filed on June 7, 2004, we were not able to complete our financial statements for the year ended December 31, 2002 and for the quarters ended June 30, 2002 and September 30, 2002 until we resolved the appropriate accounting treatment with respect to certain transactions that occurred in 2000 and 2001. We initiated a review of the appropriate accounting treatment for these transactions in July 2002. The transactions in question involved the formation of and certain transactions with Mobile Satellite Ventures LP, or MSV, in 2000 and 2001 and the sale of certain of our transportation assets to Aether Systems, Inc. in 2000. We resolved these accounting issues and, on March 22, 2004, we filed our annual report on Form 10-K for the year ended December 31, 2002, as well as our quarterly reports on Form 10-Q for the quarters ended June 30, 2002 and September 30, 2002. Concurrently with the filing of those reports, we also filed an amendment to our quarterly report on Form 10-Q for the quarter ended March 31, 2002 to reflect restated financial statements for such period. After completion of our annual and quarterly reports for fiscal year 2002, we subsequently filed our quarterly reports on Form 10-Q for the quarters ended March 31, June 30, and September 30, 2003 on April 26, May 14 and June 7, 2004, respectively.

We recently completed our financial statements for the year ended December 31, 2003 and those financial statements are included in this report. The 2001 and the first quarter of 2002 comparative financial statements provided herein have been restated (see Notes 2 and 16 of notes to consolidated financial statements).

There have been a number of significant developments regarding Motient's business, operations, financial condition, liquidity, and outlook subsequent to December 31, 2003. Information regarding such matters is contained in this report in Note 16 ("Subsequent Events") of notes to consolidated financial statements.

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

Item 1.  Business.

Overview

We are a nationwide provider of two-way, wireless mobile data services and mobile Internet services. Our customers use our network and applications for email messaging and enterprise data communications services, enabling businesses, mobile workers and consumers to transfer electronic information and messages and access corporate databases and the Internet. Our network is designed to offer a broad array of wireless data services, such as:

     o two-way mobile Internet services, including our eLinkSM wireless email service and BlackBerry(TM) by Motient wireless email, that provide users integrated wireless access to a broad range of corporate and Internet email and Internet-based information;

     o telemetry systems that connect remote equipment, such as wireless point-of-sale terminals, with a central monitoring facility; and

     o mobile data and fleet management systems used by large field service organizations and transportation companies.

Our eLink service is a two-way wireless email device and electronic organizer that uses our terrestrial network. We provide our eLink brand two-way wireless email service to customers accessing email through corporate servers, Internet service providers, mail service provider accounts and paging network suppliers. We also offer a BlackBerryTM by Motient solution specifically designed for large corporate accounts operating in a Microsoft(R) Exchange and Lotus Notes(R) environment. BlackBerryTM is a popular wireless email solution developed by Research In Motion Ltd. and is being provided on the Motient(R) Network under an agreement with Research In Motion. Motient has been providing terrestrial wireless services to customers for several years, using a network that possesses four key design attributes:

     o    two-way communication;

     o    superior in-building penetration;

     o    user mobility; and

     o    broad nationwide coverage.

As of June 15, 2004, Motient's terrestrial wireless two-way data network covers a geographic area populated by more than 225 million people and is comprised of over 1,200 base stations that provide service to over 475 of the nation's largest cities and towns, including virtually all metropolitan statistical areas. Motient is in the process of rationalizing its network to remove unprofitable base stations that may impact this coverage. (See "Management's Discussion & Analysis of Financial Condition and Results of Operation - Cost

Reduction Actions"). As of December 31, 2003 and March 31, 2004, there were approximately 204,000 user devices and 194,000 user devices, respectively, registered and 115,000 user devices and 108,000 user devices, respectively, with active usage on Motient's network. As of December 31, 2002 and 2001, there were approximately 262,000 user devices and 250,600 user devices, respectively, registered on Motient's network.

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

We are a Delaware corporation with our principal executive offices located at 300 Knightsbridge Parkway, Lincolnshire, Illinois 60069. Our principal executive offices were formerly located in Reston, VA, but in July 2003, we substantially completed the move of our corporate headquarters to our present facility. Our telephone number is (847) 478-4200.

Motient presently has six wholly-owned subsidiaries and a 29.5% interest (on a fully-diluted basis) in Mobile Satellite Ventures LP (MSV). For further details regarding Motient's interest in MSV, please see "Recent Developments - Mobile Satellite Ventures LP". Motient Communications Inc. owns the assets comprising Motient's core wireless business, except for Motient's Federal Communications Commission, or FCC, licenses, which are held in a separate subsidiary, Motient License Inc. Motient License was formed on March 16, 2004, as part of Motient's amendment of its credit facility, and is a special purpose wholly-owned subsidiary of Motient Communications that holds all of the FCC licenses formerly held by Motient Communications. A pledge of the stock of Motient License, along with other assets of Motient Communications, secures borrowings under the term credit facility. For further details regarding the formation of Motient License, please see "Recent Developments - Credit Facility". Our other four subsidiaries hold no material operating assets other than the stock of other subsidiaries and Motient's interests in MSV. On a consolidated basis, we refer to Motient Corporation and its six wholly-owned subsidiaries as "Motient."

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

Since December 31, 2003, we have taken a number of steps to continue to reduce our operating and capital expenditures in order to lower our cash burn rate. For example, in February 2004, we reduced our staffing levels from approximately 166 to 112, a reduction of approximately 32.5% of our then-remaining workforce. In addition, we are currently in the process of assessing our wireless data network in a coordinated effort to reduce network operating costs while also focusing on minimizing the potential impact to our customers communications and coverage requirements. This rationalization encompasses, among other things, the reduction of unneeded capacity across the network by deconstructing under-utilized and un-profitable base stations as well as deconstructing base stations that pass an immaterial amount of customer data traffic. In some cases, these base stations were originally constructed specifically to serve customers with nationwide requirements that are no longer customers of Motient. In certain instances, the geographic area that our network serves may be reduced by this process and customer communications may be impacted. We have discussed these changes to our network with many of our customers to assist them in evaluating the potential impact, if any, to their respective communications requirements. The full extent and effect of the changes to our network have yet to be determined. For further information regarding cost reduction actions, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview and Introduction -- Cost Reduction Actions."

Effective January 30, 2004, we hired Communications Technology Advisors LLC, or CTA, to serve as "Chief Restructuring Entity" and advise us on various ways to reduce our cash operating requirements. CTA's engagement is for six months but may be extended at the Company's discretion. For further details regarding CTA's engagement, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview and Introduction - CTA Arrangements."

Credit Facility

On March 16, 2004, we entered into an amendment to our January 27, 2003 term credit facility. The amendment extended the borrowing availability period until December 31, 2004. As part of this amendment, we provided the lenders a pledge of all of the stock of a newly-formed special purpose subsidiary of Motient Communications, Motient License, which holds all of our FCC licenses formerly held by Motient Communications. On March 16, 2004, in connection with the execution of the amendment to our credit agreement, we issued warrants to the lenders to purchase, in the aggregate, 2,000,000 shares of our common stock. The number of warrants was reduced to an aggregate of 1,000,000 shares of common stock since we sold 4,215,910 shares of our common stock for aggregate consideration of approximately $23.2 million in a private placement within 60 days of the execution of the amendment. The exercise price of the warrants is

$4.88 per share. The warrants were immediately exercisable upon issuance and have a term of five years. The warrants were valued at $6.7 million using a Black-Scholes pricing model and were recorded as a debt discount and are amortized as additional interest expense over three years, the term of the related debt. The warrants are also subject to a registration rights agreement. Under such agreement, we agreed to register the shares underlying the warrants upon the request of a majority of the warrant holders, or in conjunction with the registration of other common stock of Motient. We will bear all the expenses of such registration. We were also required to pay a commitment fee to the lenders of $320,000, which accrued into the principal balances of the credit facility at closing. These fees will be recorded on our balance sheet and will be amortized as additional interest expense over three years, the term of the related debt. The credit facility and the amendment impose certain conditions on our ability to make draws, including compliance with certain financial and operating covenants. For further details, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Term Credit Facility,".

On April 12, 2004, we used approximately $6.8 million of the proceeds from the private placement described above to repay all outstanding principal and interest under this term credit facility (including the commitment fee described above). This amount may not be reborrowed and approximately $5.7 million remains available for borrowing by the Company under this facility. For further details, please see "Overview Private Placement".

Mobile Satellite Ventures LP

On April 2, 2004, two existing investors in MSV invested $17.6 million in MSV in exchange for class A preferred units of limited partnership interests of MSV. In connection with this investment, MSV's amended and restated investment agreement was amended to provide that of the total $17.6 million in proceeds, $5.0 million was used to repay certain outstanding indebtedness of MSV, including $2.0 million of accrued interest under the $15.0 million promissory note issued to Motient by MSV. Motient was required to use 25% of the $2.0 million it received in this transaction, or $500,000, to prepay its existing notes owed to Rare Medium Group and CSFB. The remainder of the proceeds from this investment were used for general corporate purposes by MSV. As of the closing of the additional investment on April 2, 2004, Motient's percentage ownership of MSV was approximately 29.5% on an "as converted" basis giving effect to the conversion of all outstanding convertible notes of MSV.

On May 17, 2004, MSV was awarded its first patent on a next generation satellite system technology containing an ancillary terrestrial component (ATC) innovation. MSV believes that patent will support its ability to deploy ATC in a way that minimizes interference to other satellite systems, and addresses ways to mitigate residual interference levels using interference-cancellation techniques.

For further details, please see "Management Discussion and Analysis of Financial Condition and Results of Operations - Mobile Satellite Ventures LP".

Accounting and Auditing Matters

On March 2, 2004, we dismissed PricewaterhouseCoopers as our independent auditors. The audit committee of our board of directors approved the dismissal of PricewaterhouseCoopers. PricewaterhouseCoopers was previously appointed to audit our consolidated financial statements for the period May 1, 2002 to December 31, 2002, and, by its terms, such engagement was to terminate upon the completion of services related to such audit. PricewaterhouseCoopers has not reported on our consolidated financial statements for such period or for any other fiscal period. On March 2, 2004, the audit committee engaged Ehrenkrantz Sterling & Co. LLC as Motient's independent auditors to audit our consolidated financial statements for the period May 1, 2002 to December 31, 2002 and for the fiscal year ended December 31, 2003.

On June 1, 2004, Ehrenkrantz Sterling & Co. LLC, merged with the firm of Friedman Alpren & Green LLP. The new entity, Friedman LLP has been retained by Motient and the Audit Committee of Motient's Board of Directors approved this decision on June 4, 2004.

As discussed in the Introductory Note and in more detail in Note 2, "Significant Accounting Policies," of notes to the consolidated financial statements, the 2001 and first quarter of 2002 comparative financial statements provided herein have been restated and have been re-audited by our current independent auditing firm, Friedman LLP. The 2001 financial information and the 2002 financial results for the period January 1, 2002 to April 30, 2002 included herein are referred to as Predecessor Company results and the financial results for the period May 1, 2002 to December 31, 2002 and the year ended December 31, 2003 included herein are referred to as Successor Company results.

Management and Board Changes

On June 15, 2004, the board of directors designated Raymond L. Steele and Jonelle St. John as the board's financial experts.

On May 24, 2004, the board of directors designated Myrna J. Newman, the Company's controller and chief accounting officer, as the principal financial officer of the Company.

Also on May 24, 2004, the board of directors elected Christopher W. Downie to the position of executive vice president, chief operating officer and treasurer. Mr. Downie remains the principal executive officer.

On May 6, 2004, the board of directors elected Raymond L. Steele to serve as a member of the board. They also elected him to the Company's Audit Committee.

On May 6, 2004 the board of directors elected Robert L. Macklin to the position of General Counsel and Secretary.

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

Regulatory Matters

It was reported that in March of 2004, the staff of the FCC circulated a draft order to the five FCC Commissioners recommending adoption of the plan for the reallocation of the 800 MHz spectrum commonly known as the "Consensus Plan". However, the staff apparently also recommended the rejection of Nextel's offer to pay $850 million to recover the costs of the re-allocation of the spectrum, as the staff apparently felt this amount to be insufficient to cover the costs of such re-allocation. On April 8, 2004, Motient filed a request with the FCC asking that the FCC relocate Motient into the so called "upper-800 MHz band" as part of the Consensus Plan. The FCC did not adopt the order in April, and one month later, the Cellular Telecommunications & Internet Association, or CTIA, proposed a plan that would grant Nextel alternative spectrum in the less valuable 2.1 GHz band. Verizon Wireless has advanced CTIA's and a similar plan, and has pledged to bid $5 billion for the 1.9 GHz spectrum if those airwaves are auctioned. Nextel has vigorously opposed the CTIA and Verizon Wireless plans, insisting that it be allowed to relocate to the 1.9 GHz spectrum. News accounts have stated that some senior officials at the FCC would prefer to grant Nextel the 2.1 GHz spectrum because such a grant is less subject to a court challenge as an impermissible sale of spectrum outside of an auction. Some members of Congress have also expressed interest in the proceeding. Given the uncertain outcome of this proceeding, we cannot assure you that our operations will not be affected by it.

Legal Matters

On April 15, 2004, Motient filed a claim under the rules of the American Arbitration Association in Fairfax County, VA, against Wireless Matrix Corporation, a reseller of Motient's services, for the non-payment of certain amounts due and owing to Motient under the "take-or-pay" agreement between Motient and Wireless Matrix. Under this agreement, Wireless Matrix agreed to purchase certain minimum amounts of air-time on the Motient network. In February 2004, Wireless Matrix informed Motient that it was terminating its agreement with Motient. Motient does not believe that Wireless Matrix has any valid basis to do so, and consequently filed the above mentioned claim seeking over $2.6 million in damages, which amount represents Wireless Matrix's total prospective commitment under the agreement. On May 10, 2004, Motient received notice of a counter-claim by Wireless Matrix of approximately $1 million, representing such amounts as Wireless Matrix claims to have paid in excess of services rendered under the agreement. In June 2004, Motient reached a favorable out of court settlement with Wireless Matrix, under which Wireless Matrix will pay Motient $1.1 million.

Sale of SMR Licenses to Nextel Communications, Inc.

On July 29, 2003, our wholly-owned subsidiary, Motient Communications, entered into an asset purchase agreement with Nextel, under which Motient Communications sold to Nextel certain of its SMR licenses issued by the FCC for $3.4 million. The closing of this transaction occurred on November 7, 2003. On December 9, 2003, Motient Communications entered into a second asset purchase agreement, under which Motient Communications will sell additional licenses to Nextel for $2.75 million resulting in a $1.5 million loss which was recorded in December, 2003. In February, 2004, we closed the sale of licenses covering approximately $2.2 million of the purchase price, and we closed the sale of approximately one-half of the remaining licenses in April 2004. The transfer of the other half of the remaining licenses has been challenged at the FCC by a third-party. While we believe, based on the advice of counsel, that the FCC will ultimately rule in our favor, we cannot assure you that we will prevail, and, in any event, the timing of any final resolution is uncertain. None of these licenses are necessary for our future network requirements. We have and expect to continue to use the proceeds of the sales to fund its working capital requirements and for general corporate purposes. The lenders under our term credit agreement have consented to the sale of these licenses.

Private Placement

On April 7, 2004, we sold 4,215,910 shares of our common stock at $5.50 per share for an aggregate purchase price of $23.2 million to The Raptor Global Portfolio Ltd., The Tudor BVI Global Portfolio, Ltd., The Altar Rock Fund L.P., Tudor Proprietary Trading, L.L.C., Highland Crusader Offshore Partners, L.P., York Distressed Opportunities Fund, L.P., York Select, L.P., York Select Unit Trust, M&E Advisors L.L.C., Catalyst Credit Opportunity Fund, Catalyst Credit Opportunity Fund Offshore, DCM, Ltd., Greywolf Capital II LP and Greywolf Capital Overseas Fund and LC Capital Master Fund. The sale of these shares was not registered under the Securities Act of 1933, as amended and the shares may not be sold in the United States absent registration or an applicable exemption from registration requirements. The shares were offered and sold pursuant to the exemption from registration afforded by Rule 506 under the Securities Act and/or
Section 4(2) of the Securities Act. In connection with this sale, we signed a registration rights agreement with the holders of these shares. Among other things, this registration rights agreement requires us to file and cause to make effective a registration statement permitting the resale of the shares by the holders thereof. We also issued warrants to purchase an aggregate of 1,053,978 shares of our common stock to the investors listed above, at an exercise price of $5.50 per share. These warrants will vest if and only if we do not meet certain deadlines between July and November, 2004, with respect to certain requirements under the registration rights agreement. If the warrants vest, they may be exercised by the holders thereof at any time through June 30, 2009.

In connection with this sale, we issued to Tejas Securities Group, Inc., our placement agent for the private placement, and certain CTA affiliates, warrants to purchase 600,000 shares and 400,000 shares, respectively, of our common stock. The exercise price of these warrants is $5.50 per share. The warrants are immediately exercisable upon issuance and have a term of five years. We also paid Tejas Securities Group, Inc. a placement fee of $350,000 at closing. The warrants were issued in reliance upon the exemption afforded by Section 4(2) of the Securities Act.

Additional Equity Placement

On July 1, 2004, we sold 3,500,000 shares of our common stock at a per share price of $8.57 for an aggregate purchase price of $30.0 million to The Raptor Global Portfolio Ltd., The Tudor BVI Global Portfolio, Ltd., The Altar Rock Fund L.P., Tudor Proprietary Trading, L.L.C., York Distressed Opportunities Fund, L.P., York Select, L.P., York Select Unit Trust, York Global Value Partner, L.P., Catalyst Credit Opportunity Fund, Catalyst Credit Opportunity Fund Offshore, DCM, Ltd., Rockbay Capital Fund, LLC, Rockbay Capital Investment Fund, LLC, Rockbay Capital Offshore Fund, Ltd., Glenview Capital Partner, L.P., Glenview Institutional Partners, L.P., Glenview Capital Master Fund, Ltd., GCM Little Arbor Master Fund, Ltd., OZ Master Fund, Ltd., OZ Mac 13 Ltd., Fleet Maritime, Inc., John Waterfall, Edwin Morgens, Greyhound Capital II, L.P., Greywolf Capital Overseas Fund, Highland Equity Focus Fund, L.P., Highland Equity Fund, L.P., Singer Children's Management Trust and Strome Hedgecap Limited. The sale of these shares was not registered under the Securities Act and the shares may not be sold in the United States absent registration or an applicable exemption from registration requirements. The shares were offered and sold pursuant to the exemption from registration afforded by Rule 506 under the Securities Act and/or Section 4(2) of the Securities Act. In connection with this sale, we signed a registration rights agreement with the holders of these shares. Among other things, this registration rights agreement requires us to file and cause to make effective a registration statement permitting the resale of the shares by the holders thereof. We also issued warrants to purchase an aggregate of 525,000 shares of our common stock to the investors listed above, at an exercise price of $8.57 per share. These warrants will vest if and only if we do not meet certain registration deadlines beginning in November, 2004, with respect to certain requirements under the registration rights agreement. If the warrants vest, they may be exercised by the holders thereof at any time through June 30, 2009.

In connection with this sale, we issued to certain CTA affiliates and certain affiliates of Tejas Securities Group, Inc., our placement agent for the private placement, warrants to purchase 340,000 and 510,000, respectively, shares of our common stock. The exercise price of these warrants is $8.57 per share. The warrants are immediately exercisable upon issuance and have a term of five years. We also paid Tejas Securities Group, Inc. a placement fee of approximately $850,000 at closing. The shares were offered and sold pursuant to the exemption from registration afforded by Rule 506 under the Securities Act and/or Section 4(2) of the Securities Act.

Termination of Motorola and Hewlett-Packard Agreements

In June 2004, we negotiated settlement agreements of our entire outstanding amounts payable under our vendor financing facility and promissory note with Motorola and our lease with Hewlett-Packard for certain network equipment. The full amount due and owing under these agreements was a combined $6.8 million. We paid or will pay by July 15, 2004 a combined $3.9 million in cash and will issue a warrant to Motorola to purchase 200,000 shares of our common stock at a price of $8.68 per share, in full satisfaction of the outstanding balances. In the case of Hewlett-Packard, the letter of credit of $1.1 million securing payments under this lease was released to us and we took title to all of the leased equipment and software, and in the case of Motorola, there was no equipment or service that Motorola was obligated to provide.

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

Following operation of a joint network for three years, Motient decided to base its business primarily on the terrestrial network and make the satellite available to a joint venture. Motient's satellite and related assets and business were sold on November 26, 2001 to MSV. For more information regarding this sale, please see the discussion under the caption "Mobile Satellite Ventures" below.

In connection with Motient's acquisition of Motient Communications from Motorola in March 1998, Motient's subsidiary, Motient Holdings Inc., issued $335.0 million of 12.25% senior notes due 2008.

Prior to 2002, Motient's working capital and operational financing historically was derived primarily from internally generated funds and from borrowings under two bank loan facilities, a $100.0 million term loan facility and a $100.0 million revolving credit facility. Borrowings under the bank facility were guaranteed by Hughes Electronics Corporation, Singapore Telecommunications Ltd. and Baron Capital Partners L.P. The indebtedness under the bank facility was also guaranteed by Motient and certain of its subsidiaries and was secured by certain assets of Motient. Motient also was required to reimburse the bank guarantors for any payments made by the bank guarantors pursuant to their guarantees.

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

History

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

In this transaction, TMI, a Canadian satellite services provider, also contributed its satellite communications business assets to MSV. In addition, Motient purchased a $2.5 million convertible note issued by MSV as part of this transaction, and certain other investors, including a subsidiary of Rare Medium, purchased a total of $52.5 million of MSV convertible notes. On August 12, 2002, we purchased an additional $957,000 of MSV convertible notes. At December 31, 2002 and 2003, on a fully diluted basis, Motient owned approximately 25.5% and 29.5%, respectively, of the equity of MSV, assuming certain other investors fully exercise their option to make additional investments in MSV as a result of the FCC's ATC approval process described more fully below.

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

On April 2, 2004, the above-mentioned additional $17.6 million investment was consummated. In connection with this investment, MSV's amended and restated investment agreement was amended to provide that of the total $17.6 million in proceeds, $5.0 million was used to repay certain outstanding indebtedness of MSV, including $2.0 million of accrued interest under the $15.0 million promissory note issued to Motient by MSV. The remainder of the proceeds from this investment will be used for general corporate purposes by MSV. Motient was required to use 25% of the $2 million it received in this transaction, or $500,000, to make prepayments under its existing notes owed to Rare Medium Group, Inc. and Credit Suisse First Boston. As of the closing of the initial investment on April 2, 2004, Motient's percentage ownership of MSV was approximately 29.5% on a fully diluted basis.

MSV's Next-Generation System: ATC Approval Process

In February 2003, the FCC adopted the ATC Order, giving mobile satellite operators broad authority to use their assigned spectrum to operate an ATC. The ATC Order established a set of preconditions and technical limits for ATC operations, as well as an application process for ATC approval of the specific system incorporating the ATCs that the licensee intends to use. On November 18, 2003, MSV filed an application with the FCC to expand the use of its L-band spectrum and construct its next-generation hybrid network with ATC. As part of its next-generation system, MSV intends to use its L-band spectrum, which the FCC had previously limited to satellite-only services, for terrestrial wireless services in conjunction with mobile satellite services.

In addition, both proponents and opponents of ATC (including MSV) have filed for reconsideration of the ATC Order, and the opponents of ATC have filed an appeal with the U.S. Court of Appeals for the District of Columbia Circuit. Oppositions to the petitions for reconsideration were filed August 20, 2003; replies were filed September 2, 2003. The Court of Appeals has held the appeal in abeyance pending resolution of the reconsideration requests.

MSV's Spectrum Assets

MSV has more than 25 MHz of L-band spectrum that is authorized for use in every market in North America. The L-band spectrum is positioned within the range of frequencies used by terrestrial wireless providers in North America. If MSV's ATC application is granted by the FCC, MSV believes its spectrum assets and next-generation hybrid system using ATC will be attractive to U.S. wireless providers to expand such providers' network capacity, provide universal coverage, and deploy new technology platforms and innovative and differentiated service offerings.

MSV plans to pursue partnership opportunities with other wireless providers to optimize its spectrum and next-generation network assets, including joint partnership arrangements that may include a commitment by a terrestrial operator to build out the terrestrial component of MSV's next-generation hybrid network.

In addition to its L-band spectrum, MSV has the right to receive 8-10 MHz of nationwide spectrum in the 2 GHz, or S-band, from TMI. In February 2003, following petitions filed by several wireless carriers, the FCC cancelled TMI's authorization in the S-band due to an alleged failure to enter into a non-contingent satellite construction contract before the specified date. At this time, the FCC also ceased processing a pending application to approve the transfer of the authorization to TerreStar, a subsidiary of MSV. In March 2003, TerreStar and TMI requested that the FCC reverse the cancellation order and reinstate the license and the process to grant the assignment application. There can be no assurance that the FCC will ultimately reinstate TMI's S-band license and permit the transfer of such license to TerreStar or a TerreStar affiliate.

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

Upon effectiveness of the Plan, the ownership of Motient changed significantly, with creditors becoming the new owners of substantially all of the equity of Motient. Under the Plan, holders of the senior notes exchanged the principal amount of their notes and all accrued interest thereon for shares of our common stock. In addition, certain of our trade creditors received shares of our common stock in settlement of their claims. All then outstanding shares of our pre-reorganization common stock and all unexercised options and warrants were cancelled. Holders of our pre-reorganization common stock received warrants to purchase an aggregate of approximately 1,496,512 shares of common stock. The warrants were exerciseable to purchase shares of our common stock at a price of $.01 per share, if and only at such time, the average closing price of our common stock for ninety consecutive trading days was equal to or greater than $15.44 per share during the two years following our reorganization. The terms of these warrants were not met and therefore, they expired May 1, 2004. Also pursuant to our Plan of Reorganization, we issued to Evercore Partners LP, financial advisor to the creditors' committee in our reorganization, a warrant to purchase up to 343,450 shares of common stock, at an exercise price of $3.95 per share. The warrant has a term of five years.

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

Motient's Business Strategy

Motient's objective is to increase revenues by using its enterprise data experience to continue to penetrate the large markets for mobile data communications services and solutions and wireless telemetry applications while keeping costs under control. To meet these objectives, we intend to:

Leverage Distribution Resources of Strategic Resellers. To penetrate target markets without significant direct sales and marketing expenses, Motient has signed a number of strategic alliances with industry leaders selling services in the mobile Internet, field service, transportation and telemetry marketplaces. Motient intends to leverage the relationships, marketing and distribution resources and large existing customer bases of these resellers to address significantly more potential customers than Motient would be able to address on its own. Motient has a roster of resellers and wholesale arrangements with third parties for its mobile data communications service and solutions, including SkyTel Communications, Inc., Metrocall Wireless, Inc., Aether Systems (which purchased our transportation assets in November 2000), Research In Motion, Ltd. and Earthlink, Inc., among others. In the market for small to medium-sized business users, Motient has signed a sales agent agreement with CDW Computer Centers, Inc. In the telemetry market, Motient has entered into agreements with a number of device manufacturers, resellers and software vendors to develop and offer a variety of customer-driven telemetry applications, including heating, ventilation and air conditioning, or HVAC, system monitoring, energy monitoring, office and vending machine automation and wireless point-of-sale applications. Motient plans to continue to seek strategic distribution channels that will enable it to more fully penetrate its existing markets and access potential new markets on an incremental basis. In addition, in vertical markets Motient intends to exploit cross-selling opportunities using some of its existing large corporate customers.

Leverage Motient's Expertise in Selling and Provisioning Complete Data Solutions for Enterprise Customers. A key strategic asset of Motient is its experienced sales, customer care and technical support team. This team is qualified to sell complete data solutions that may include network services that utilize more than Motient's core terrestrial network. Motient also has relationships with two major carriers that enable it to broaden its network services offerings to include a variety of next generation solutions, including both voice and data solutions.

Effectively Manage the Anticipated Migration of our Mobile Internet Segment Customers. Due to the emergence of high-bandwidth competitive data networks, and with additional voice service capabilities, as well as limitations on the number of available mobile internet user devices, primarily as a result of Research In Motion's decision in 2003 to discontinue the RIM 857 product line, we are implementing initiatives to manage the migration of these customers to next-generation network solutions. These initiatives include supporting customer migration efforts by referring these customer relationships to T-Mobile and

Verizon through our agent agreements. This allows us to continue to support our customers needs, while also generating revenue from these customers. This migration of customers could also allow for some excess capacity to be removed from our network, which would reduce our operating costs.

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

Focus Growth Efforts on Telemetry and Transportation Applications. Telemetry and transportation applications have several key attributes that make them an efficient use of the Motient network. They typically have small bandwidth requirements and can be designed to utilize the network on a 24 hours per day, 7 days per week basis, thus smoothing loading requirements and optimally using our existing capacity. We believe that telemetry and transportation market segments are poised for significant growth and that this growth can be accommodated efficiently on the existing Motient network. The growth of the telemetry and transportation markets could also allow for some excess capacity to be removed from our network, which would reduce our operating costs.

Develop New Wireless Applications to Increase Demand and Revenue Per Subscriber. Motient intends to exploit the market potential of its wireless network by working with value-added resellers and major e-business solutions providers to develop additional innovative wireless applications and content-based services. As market acceptance and demand for wireless email grows, Motient believes users will demand an increasing variety of Internet-based content and services. Motient currently offers content-based services for use with its eLink service provided by GoAmerica, Novarra, Inc., Notify Inc. and Neomar, Inc.

Enhance the Technical Advantages of Motient's Network. Motient has been providing terrestrial wireless services to customers for several years, leveraging its nationwide terrestrial wireless two-way data network. Motient believes that its terrestrial network provides key competitive advantages, including:

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

Take Advantage of Motient's Professional Service and Back-Office Capabilities to Potential Generate New Revenue Opportunities. Motient has a long track record of deploying comprehensive and customized data communications solutions to enterprise customers. These data communications solutions have often required specialized billing, data switching requirements and inventory and reporting requirements, among other tailored back-office capabilities. With little development, these professional services and back-office capabilities can be tailored to satisfy existing and new customers on Motient's network or an alternative network. Motient believes that these professional services and back-office capabilities can be positioned as network or carrier agnostic and thus provide customers potentially expansive network capabilities and service at the lowest cost.

Rationalize Cost Structure & Improve Network Utilization. Motient plans to rationalize its network infrastructure by focusing on market segments that are most appropriate for the technology. We intend to focus on the telemetry and transportation markets because we believe that telemetry and transportation solutions enable us to grow our revenue stream while also reducing the operating cost of our network because telemetry and transportation applications are less demanding on our network.

Motient's Wireless Service Offerings

General

Motient targets its data applications to both vertical and horizontal markets. Applications include wireless email, Internet and Intranet access, fax, paging, peer-to-peer communications, asset tracking, dispatch, point-of-sale and other telemetry applications. There are over 22 types of subscriber devices available from more than 17 manufacturers for use on Motient's terrestrial network. These devices include Research In Motion handheld devices, ruggedized laptops, handheld digital assistants and wireless modems for personal computers, or PCs. Motient has also developed proprietary software and has engaged a variety of other software firms to develop other "middleware," to minimize its customers' development efforts in connecting their applications to its network. Also, a number of off-the-shelf software packages enable popular email software applications on Motient's network.

It is also Motient's intent to broaden its product line through its agreements with wireless carriers to resell data solutions on their next generation high-speed networks. In doing so, we believe we will be able to enhance our sales performance by offering enterprise customers a full array of technology solutions that meet their needs, independent of the network.

Mobile Internet

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

T-Mobile/Verizon Wireless

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

Field Service

In the field service market, long-standing customers such as International Business Machines Corporation, or IBM, use Motient's customized terrestrial data applications and rely on certain Motient professional support services and back-office capabilities to enable their mobile field service technicians to stay connected. For these and other field service customers, Motient also provides critical professional support service and back-office functionality tailored to our customers' respective communications requirements, such as specialized billing, data switching, inventory tracking, customer support and reporting.

Transportation

In the transportation market, significant customers such as Aether Systems, take advantage of Motient's nationwide network, data switching capabilities and professional support services and back-office capabilities to provide effective communications solutions to transportation fleets and other similar mobile fleet customers. For these and other transportation customers, Motient also provide critical professional support service and back-office functionality tailored to our customers' respective communications requirements, such as specialized billing, data switching, inventory tracking, customer support and reporting.

Telemetry

Motient has partnered with a variety of resellers, device manufacturers and software vendors in the telemetry market. These resellers, device manufacturers and software vendors integrate customer-specific devices and systems with Motient's network to provide a wireless means of transmitting data from a fixed or mobile site to a central monitoring facility. We have partnered with several application service providers such as U.S. Wireless Data, Inc. and U.S. Technologies to develop and offer a variety of customer-driven telemetry applications. Applications include HVAC system monitoring, wireless point-of-sale systems, energy monitoring, vending and office machine automation and security/alarm monitoring. We believe that our expansive wireless network and telemetry experience allow us to provide cost-effective and comprehensive solutions for these communication requirements.

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

Motient's Customers

As of December 31, 2003, there were approximately 204,000 user devices registered on Motient's network, and an established customer base of large corporations in the following market categories:

                                                        Percentage of
        Market Categories                                Total Units
        -----------------                               -----------
        Transportation and package delivery                23%
        Field service                                       9
        Telemetry and point of sale                        16
        Wireless internet or email                         52
                                                        -----------
        Total                                             100%
                                                          ===

For the year ended December 31, 2003, five customers accounted for approximately 47% of Motient's service revenue, with two of those customers, UPS and SkyTel, each accounting for more than 11%. The loss of one or more of these customers, or any event, occurrence or development, which adversely affects Motient's relationship with one or more of these customers, could harm Motient's business. The contracts with these customers are generally multi-year contracts, and the services provided pursuant to such contracts are generally customized applications developed to work solely on Motient's network.

UPS, Motient's second largest customer for the year ended December 31, 2003 and eighth largest customer for the three months ended December 31, 2003, substantially completed its migration to next generation network technology in the first six months of 2003, and its monthly airtime usage of the Company's network declined significantly. Consequently, the revenue and cash flows generated by UPS declined significantly. While the Company expects that UPS will remain a customer for the foreseeable future, there are no minimum purchase requirements under the Company's contract with UPS and the contract may be terminated by UPS on 30 days' notice. As of December 31, 2003, UPS had approximately 7,120 active units on Motient's network.

In addition, due to a separate arrangement entered into in 2002 under which UPS prepaid for network airtime to be used by it in 2004, we do not expect that UPS will be required to make any cash payments to us in 2004 for service to be provided in 2004. As of June 30, 2004, UPS has not been required to make any cash payments to us in 2004 for service provided in 2004, and the value of our remaining airtime service obligations to UPS in respect of the prepayment was approximately $4.3 million as of May 31, 2004. If UPS terminates its contract with Motient, any remaining prepayment would be required to be repaid. We have implemented a number of initiatives to offset the loss of revenue and cash flow from UPS, including the following:

     o    further reductions in our employee and network infrastructure costs;

     o actions to grow in new revenue from our carrier relationships with Verizon Wireless and T-Mobile, under which we will be selling voice and data services on each carrier's next generation wireless networks as a master agent;

     o actions designed to initiate revenue growth from our various telemetry applications and initiatives; and

     o enhancements to our liquidity which are expected to involve the sale of unneeded frequency assets, such as the sales of certain Specialized Mobile Radio, or SMR, licenses to Nextel.

These measures may not be sufficient to offset the loss of cash flow and revenue from UPS.


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

Furthermore, Motient has broadened its product line by entering into agreements with a number of wireless carriers to include their next generation high-speed data services, as well as voice, in Motient's product offerings. By doing so, we believe that Motient would be able to market itself as a "one-stop shop" for a full array of technology and product offerings, not just those products operating on the Motient network.

Direct Sales Force

Motient has a direct sales force that is experienced in selling its various wireless services. Motient's direct sales force is focused on the requirements of business customers who need customized applications as well as promoting its eLink and BlackBerry(TM) by Motient services to vertical markets. Motient's corporate accounts group is focused on promoting wireless data solutions to wirelessly enable enterprise-wide email systems for Fortune 500 accounts. Sales to corporate account targets generally require a sustained sales and marketing effort lasting several months. Prior to making a buying decision, a majority of the accounts exercise a due diligence process where competitive alternatives are evaluated. Motient's employees often assist in developing justification studies, application design support, hardware testing, planning and training. In the wireless email area, Motient's internal sales force has been key to its ability to convey customer feedback to its product management team, enabling Motient to identify and develop new product and service features.

Motient's Network

Motient's wireless network is one of the largest two-way terrestrial data networks in the United States, providing service to over 475 of the nation's largest cities and towns, including virtually all metropolitan statistical areas. The network provides a wide range of mobile data services. Users of Motient's network access it through subscriber units that may be portable, mobile or stationary devices.

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

We are currently in the process of reducing the number of base stations operating on our network to reduce network operating costs while also focusing on minimizing the potential impact to our customers communications and coverage requirements. This rationalization encompasses, among other things, the reduction of unneeded capacity across the network by deconstructing under-utilized and un-profitable base stations as well as deconstructing base stations that pass an immaterial amount of customer data traffic. For further information regarding cost reduction actions, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview and Introduction -- Cost Reduction Actions."

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

On June 26, 2003, Research In Motion, Limited, or RIM, provided us with a written End of Life Notification for the RIM 857 wireless handheld device. This means that RIM will no longer produce this model of handheld device. RIM no longer manufactures the RIM 850. The last date for accepting orders for the RIM

857 was September 30, 2003, and the last date for shipment of devices was January 2, 2004. Motient continues to source limited quantities of RIM 857 devices from RIM and Motient has implemented a RIM 857 and RIM 850 "equivalent to new" program and expects that there will be sufficient returned RIM 857 and 850s to satisfy demand for the foreseeable future. During the years ended December 31, 2002 and 2003, a majority of Motient's equipment revenues were attributable to sales of the RIM 857 device, and Motient estimates that approximately 35% and 52%, respectively, of its monthly recurring service revenues were derived from wireless messaging that use RIM 857 devices in December 2002 and December 2003, respectively.

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

The terrestrial network, and certain of its competitive strengths such as deep in-building penetration, is based upon single frequency reuse technology. Motorola holds the patent for the single frequency reuse technology. Motient has entered into several agreements with Motorola historically under which Motorola provided certain continued support for the terrestrial network infrastructure, and ongoing maintenance and service of the terrestrial network base stations. We currently have certain debt obligations outstanding to Motorola. We do not currently have any service agreement with Motorola.

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

Employees

In March 2003, we reduced our total staffing levels from approximately 197 to
166. In February 2004, we reduced our total staffing levels from 166 to 112 employees. On December 31, 2003 and May 31, 2004, Motient had 168 and 104 employees, respectively. None of Motient's employees is represented by a labor union. Motient considers its relations with its employees to be good.

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

On March 14, 2002, the FCC adopted a notice of proposed rulemaking exploring options and alternatives for improving the spectrum environment for public safety operations in the 800 MHz band. This notice of proposed rulemaking was issued by the FCC after a "white paper" proposal was submitted to the FCC by Nextel in November 2001 addressing largely the same issues. In its white paper, Nextel proposed that some of its wireless spectrum in the 700 MHz band, lower 800 MHz band, and 900 MHz band be exchanged for spectrum in the upper 800 MHz band and in the 2.1 GHz band. Nextel's proposal addressed the problem of interference to public safety agencies by creating blocks of contiguous spectrum to be shared by public safety agencies. Since the notice of proposed rulemaking was issued, Motient has been actively participating with other affected licensees, including Nextel, to reach agreement on a voluntary plan to re-allocate spectrum to alleviate interference to public safety agencies. On December 24, 2002, a group of affected licensees, including Motient, Nextel and several other licensees, submitted a detailed proposal (commonly known as the Consensus Plan) to the FCC for accomplishing the re-allocation of spectrum over a period of several years. These parties have also been negotiating a mechanism by which Nextel would agree to reimburse costs, up to $850.0 million, incurred by affected licensees in relocating to different parts of the spectrum band pursuant to the rebanding plan.

In mid-April 2003, the FCC's Office of Engineering and Technology, or OET, sent a letter to several manufacturers requesting additional practical, technical and procedural solutions or information that may have yet to be considered. Upon reviewing the filed comments, OET has indicated that other technical solutions were possible and were being reviewed by the FCC.

It was reported that in March of 2004, the staff of the FCC circulated a draft order to the five FCC Commissioners recommending adoption of the "Consensus Plan" for the reallocation of the 800 MHz spectrum. However, the staff apparently also recommended the rejection of Nextel's offer to pay $850 million to recover the costs of the re-allocation of the spectrum, as the staff apparently felt this amount to be insufficient to cover the costs of such re-allocation. On April 8, 2004, Motient filed a request with the FCC asking that the FCC relocate Motient into the so called "upper-800 MHz band" as part of the Consensus Plan. The FCC did not adopt the order in April, and one month later, the Cellular Telecommunications & Internet Association, or CTIA, proposed a plan that would grant Nextel alternative spectrum in the less valuable 2.1 GHz band. Verizon Wireless has advanced CTIA's and a similar plan, and has pledged to bid $5 billion for the 1.9 GHz spectrum if those airwaves are auctioned. Nextel has vigorously opposed the CTIA and Verizon Wireless plans, insisting that it be allowed to relocate to the 1.9 GHz spectrum. News accounts have stated that some senior officials at the FCC would prefer to grant Nextel the
2.1 GHz spectrum because such a grant is less subject to a court challenge as an impermissible sale of spectrum outside of an auction. Some members of Congress have also expressed interest in the proceeding. Given the uncertain outcome of this proceeding, we cannot assure you that our operations will not be affected by it.

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

Please see "-Subsequent Events - Accounting and Auditing Maters" for additional information.

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

We are in the process of evaluating our future strategic direction. We have been forced to take material actions to reduce operating costs and preserve our remaining cash. For example, in February 2004 we effected a reduction in force that reduced our workforce from approximately 166 to 112 employees. The elimination of certain sales and other personnel may have a negative effect on our future revenues and growth prospects and our ability to support new product initiatives and generate customer demand. In addition, we are currently removing unneeded capacity across the network by deconstructing under-utilized and un-profitable base stations. The full extent and effect of the changes to our network have yet to be determined, and these reductions in network capacity may also have a negative effect on our future revenues and growth prospects.

We are not cash flow positive, and our prospects will depend on our ability to control our costs while maintaining and improving our service levels.

We do not generate sufficient cash from operations to cover our operating expenses, and it is unclear when, or if, we will be able to do so. As a result, we have been involved in the process of reducing our expenditures in a variety of areas, including a reduction in the number of our employees, the closure of our Reston facility and the restructuring of our network. We also have renegotiated several of our key vendor and customer arrangements and continue to aggressively pursue further vendor cost reductions when opportunities arise. We continue to use more cash than we generate from operations. Our prospects will depend in part on our ability to reduce operating costs further and operate more efficiently, while maintaining and improving our service levels.

We will need additional liquidity to fund our operations.

We do not generate sufficient cash from operations to cover our operating expenses, and it is unclear when, or if, we will be able to do so. Even after we begin to generate cash in excess of our operating expenses, we expect to require additional funds to meet remaining interest obligations, capital expenditures and other non-operating cash expenses. We currently anticipate that our funding requirements through 2004 should be met through a combination of various sources, including:

     o cash on hand, including cash generated by our April 7, 2004 and July 1, 2004 private placements of common stock,

     o    net cash flow from operations,

     o our term credit facility, of which $5.7 million remains available for borrowing through December 31, 2004, and

     o proceeds from the sale of certain frequency assets that are not necessary for our future network requirements (See "Business--Recent Developments--Sale of SMR Licenses to Nextel Communications, Inc.").

An additional potential funding source is the repayment of a $15.0 million note from MSV. In April 2004, MSV repaid $2.0 million on this note. We also own an aggregate of approximately $3.5 million of convertible notes from MSV, which are mandatorily convertible into equity of MSV in certain circumstances. For information about these notes and our transactions with MSV, please see "Management's Discussion and Analysis of Results of Operations -- Mobile Satellite Ventures LP." There can be no assurance that the foregoing sources of liquidity will provide sufficient funds in the amounts or at the time that funding is required. In addition, if our ability to realize such liquidity from any such source is delayed or the proceeds from any such source are insufficient to meet our expenditure requirements as they arise, we will seek additional equity or debt financing, although it is unlikely under current conditions that such additional financing will be available on reasonable terms, if at all.

We may not be able to meet our debt obligations, operating expenses, working capital and other capital expenditures.

As of December 31, 2003, we had approximately $36.1 million of debt outstanding (including our term credit facility, capital leases, notes with Rare Medium and CSFB and obligations owed to Motorola and accrued interest thereon). See "Subsequent Events" for further information on the negotiation of settlements and the termination of certain of these obligations. In January 2003, we secured a $12.5 million credit facility of which we had drawn $4.5 million as of December 31, 2003. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources-- Term Credit Facility" for more information on repayment of outstanding amounts under this facility. Some of these debt obligations have current interest and principal requirements. As of December 31, 2003, $3.9 million of our debt obligations were recorded as current liabilities. We cannot assure you that our operating cash flow will be adequate to pay the principal and interest payments on this indebtedness when due, as well as to fund all of our contemplated capital expenditures. Some of these debt obligations also have certain minimum covenant requirements.

Our term credit facility imposes certain conditions on our ability to make draws, including compliance with certain financial and operating covenants. We provided notices of default and received respective waivers for our covenant requirements in the monthly periods ended April 2003 through December 2003 under our term credit facility. We cannot assure you that our operating results will be adequate to meet future minimum covenant requirements, which could lead to events of default and acceleration of these debt obligations. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Term Credit Facility" for more information on our debt covenant compliance, defaults, waivers and repayment of the outstanding amounts under this facility.

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

We generate a large part of our revenues and cash flows from a small number of customers, and the loss of one or more key customers could result in a significant reduction in revenues and cash flows; UPS has recently deregistered a majority of its units on our network.

For the year ended December 31, 2003, five customers accounted for approximately 47% of our service revenue, with two of those customers each accounting for more than 11%. None of these significant customers are obligated to purchase any minimum quantity of airtime, service or hardware from us. There can be no assurance that the revenue generated from our largest customers will continue in future periods. We may lose certain revenues from major customers due to churn and migration to alternative technologies. The loss of one or more of our key customers, a material reduction in such customers' use of our network, or any other event, occurrence or development which adversely affects our relationship with one or more of these customers, could harm our business by reducing revenue and reducing net cash flow from operations.

In addition, UPS, our second largest customer for the year ended December 31, 2003 and our eighth largest customer for the three months ended December 31, 2003, substantially completed its migration to next generation network technology by the end of the second quarter of 2003, and its monthly airtime usage of our network declined significantly. While we expect that UPS will remain a customer for the foreseeable future, our service contract with UPS may be terminated by UPS on 30 days' notice. Until June 30, 2003, UPS had voluntarily maintained its historical level of revenue to mitigate the near-term revenue and cash flow impact of its reduced network usage. However, beginning in July 2003, the revenues and cash flow from UPS declined significantly. In addition, in December 2002 we entered into a separate agreement with UPS under which UPS made a significant prepayment for network airtime service to be provided beginning January 1, 2004. The prepayment will be credited against airtime services provided to UPS beginning January 1, 2004, until the prepayment is fully credited. If UPS terminates our contract, any remaining prepayment would be required to be repaid. Based on the current level of network airtime usage by UPS, we do not expect that UPS will be required to make any cash payments to us in 2004 for service provided during 2004. For a further discussion of developments regarding UPS and our plans to offset the loss of revenue and cash flows from this customer, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

We may not be able to realize value from our investment in MSV due to risks associated with MSV's next-generation business plan.

MSV's next-generation business plan is novel and without established precedent. Neither MSV nor any other company has developed an integrated hybrid network, and MSV's success will depend on several factors, including

     o the ultimate resolution of pending FCC and court proceedings with respect to MSV's L-band license and S-band rights;

     o MSV's ability to make use of spectrum in the S-band, which is dependent on the FCC's reinstatement of the S-band authorization granted to TMI , FCC approval of its transfer to MSV's subsidiary, TerreStar Networks Inc., and MSV's ability to meet FCC milestones;

     o MSV's ability to enter into contractual relationships with its partners that comply with FCC rules concerning ATC;

     o MSV's ability to coordinate with other satellite system operators to optimize both its overall spectrum access and the utility of the L-band for certain wireless protocols;

     o whether the price paid for spectrum in prior transactions is indicative of the future value of MSV's spectrum assets and MSV's ability to effect transactions that realize the value of such spectrum assets;

     o    the supply of available wireless spectrum in the marketplace;

     o MSV's ability to develop and integrate the complex technologies associated with its next-generation system,;

     o MSV's ability to develop and deploy innovative network management techniques to permit mobile phones to seamlessly transition between satellite and terrestrial mode;

     o    the  construction,   delivery  and  launch  of  MSV's  next-generation
          satellites  and  the  maintenance  of  MSV's  existing   geostationary
          satellites;

     o MSV's ability to obtain funding for the construction of the satellite component of its next-generation service on favorable terms;

     o MSV's dependence on one or more third party partners to construct the terrestrial base station component of its next-generation network;

     o market acceptance and level of demand for MSV's next-generation network; and

     o protection of MSV's proprietary information and intellectual property rights.

If MSV is unable to implement its next-generation business strategy, our investment in MSV could be materially and adversely affected.

Motient may have to take actions which are disruptive to its business to avoid registration under the Investment Company Act of 1940.

Motient may have to take actions which are disruptive to its business if it is deemed to be an investment company under the Investment Company Act of 1940. Motient's equity investments, in particular its ownership interests in MSV, may constitute investment securities under the Investment Company Act. A company may be deemed to be an investment company if it owns investment securities with a value exceeding 40% of its total assets excluding cash items and government securities, subject to certain exclusions. Investment companies are required to register under and comply with the Investment Company Act unless an exclusion or SEC safe harbor applies. If Motient were to be deemed an investment company, it would become subject to the requirements of the Investment Company Act. As a consequence, Motient would be prohibited from engaging in business as it has in the past and might be subject to civil and criminal penalties for noncompliance. In addition, certain of its contracts might be voidable, and a court-appointed receiver could take control of Motient and liquidate its business.

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

In addition, a variety of new technologies, devices and services will result in new types of competition for us in the near future. The emergence of new protocols such as the wireless access protocol, or WAP, and the Bluetooth protocol enable the use of the Internet as a platform to exchange information among people with different devices running on different networks. Also, several large wireless providers are deploying new, so-called "2.5G" and "3G" technologies, including new forms of CDMA, time division multiple access, or TDMA, and GSM technologies, which will increase the data capabilities of wireless voice and data services and will have a competitive impact on our business.

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

We have short-term contracts with the majority of our suppliers. We cannot guarantee that our suppliers will continue to provide products at attractive prices, or at all, or that we will be able to obtain products in the future from these or other providers on the scale and within the time frames we require. On June 26, 2003, Research In Motion provided us with a written End of Life Notification for the RIM 857 wireless handheld device. This means that Research In Motion will no longer be producing this model of handheld device. The last date for accepting orders was September 30, 2003, and the last date for shipment of devices was January 2, 2004. Motient continues to source limited quantities of RIM 857 devices from RIM and Motient has implemented a RIM 857 and RIM 850 "equivalent to new" program and expects that there will be sufficient returned RIM 857 and 850s to satisfy demand for the foreseeable future. If we cannot obtain a sufficient supply of RIM 857s, it may harm our business.

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

We face burdens relating to the recent trend toward stricter corporate governance and financial reporting standards.

New legislation or regulations that follow the trend of imposing stricter corporate governance and financial reporting standards, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002, may lead to an increase in our costs of compliance. A failure to comply with these new laws and regulations may impact market perception of our financial condition and could materially harm our business. Additionally, it is unclear what additional laws or regulations may develop, and we cannot predict the ultimate impact of any future changes.

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

It was reported that in March of 2004, the staff of the FCC circulated a draft order to the five FCC Commissioners recommending adoption of the plan for the reallocation of the 800 MHz spectrum commonly known as the "Consensus Plan". However, the staff apparently also recommended the rejection of Nextel's offer to pay $850 million to recover the costs of the re-allocation of the spectrum, as the staff apparently felt this amount to be insufficient to cover the costs of such re-allocation. On April 8, 2004, Motient filed a request with the FCC asking that the FCC relocate Motient into the so called "upper-800 MHz band" as part of the Consensus Plan. The FCC did not adopt the order in April, and one month later, the Cellular Telecommunications & Internet Association, or CTIA, proposed a plan that would grant Nextel alternative spectrum in the less valuable 2.1 GHz band. Verizon Wireless has advanced CTIA's and a similar plan, and has pledged to bid $5 billion for the 1.9 GHz spectrum if those airwaves are auctioned. Nextel has vigorously opposed the CTIA and Verizon Wireless plans, insisting that it be allowed to relocate to the 1.9 GHz spectrum. News accounts have stated that some senior officials at the FCC would prefer to grant Nextel the 2.1 GHz spectrum because such a grant is less subject to a court challenge as an impermissible sale of spectrum outside of an auction. Some members of Congress have also expressed interest in the proceeding. Given the uncertain outcome of this proceeding, we cannot assure you that our operations will not be affected by it.

Our adoption of "fresh-start" accounting may make evaluating our financial position and results of operations for 2002 and 2003, as compared to prior periods, more difficult.

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

There is a very limited public trading market for our common stock, and our equity securities may continue to be illiquid or experience significant price volatility.

Our common stock is not listed on any national securities exchange or on the Nasdaq National Market. Our common stock is quoted on the Pink Sheets under the symbol "MNCP." On June 24, 2004, the last reported bid price for our common stock was $10.09. We cannot assure you that a more active trading market will develop for our common stock, or as to the degree of price volatility in any such market.

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

Motient also leases site space for over 1,000 base stations and antennae across the country for the terrestrial network under one-to five-year lease contracts with varied renewal provisions.

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

Our rights to use and sell the BlackBerryTM software and Research In Motion's handheld devices may be limited or made prohibitively expensive as a result of a patent infringement lawsuit brought against Research In Motion, or RIM, by NTP Inc. (NTP v. Research In Motion, Civ. Action No. 3:01CV767 (E.D. Va.)). In that action, a jury concluded that certain of RIM's BlackBerryTM products infringe patents held by NTP covering the use of wireless radio frequency information in email communications. On August 5, 2003, the judge in the case ruled against RIM, awarding NTP $53.7 million in damages and enjoining RIM from making, using, or selling the products, but stayed the injunction pending appeal by RIM. This appeal has not yet been resolved. As a purchaser of those products, we could be adversely affected by the outcome of that litigation.

On April 15, 2004, Motient filed a claim under the rules of the American Arbitration Association in Fairfax County, VA, against Wireless Matrix Corporation, a reseller of Motient's services, for the non-payment of certain amounts due and owing under the "take-or-pay" agreement between Motient and Wireless Matrix. Under this agreement, Wireless Matrix agreed to purchase certain minimum amounts of air-time on the Motient network. In February 2004 Wireless Matrix informed Motient that it was terminating its agreement with Motient. Motient does not believe that Wireless Matrix has any valid basis to do so, and consequently filed the above mentioned claim seeking over $2.6 million in damages, which amount represents Wireless Matrix's total prospective commitment under the agreement. On May 10, 2004, Motient received notice of a counter-claim by Wireless Matrix of approximately $1 million, representing such amounts as Wireless Matrix claims to have paid in excess of services rendered under the agreement. In June 2004, Motient reached a favorable out of court settlement with Wireless Matrix in which Wireless Matrix will pay Motient $1.1 million.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2003.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Market Price of Common Stock

Our common stock is not listed on any national securities exchange or on the Nasdaq Stock Market. Our common stock has been quoted under the symbol "MNCP" on the Pink Sheets since May 2, 2002. Also, until May 1, 2004, the warrants to purchase our common stock that we issued to holders of our pre-reorganization common stock in our reorganization had been quoted under the symbol "MNCPW" on the Pink Sheets since May 2, 2002. Our common stock and warrants to purchase common stock were traded on the OTC Bulletin Board, but due to our failure to timely file our Exchange Act reports, our common stock and warrants to purchase common stock are no longer traded on the OTC Bulletin Board. The warrants to purchase common stock that resulted from our reorganization were only exerciseable for a two-year period following our emergence from bankruptcy on May 1, 2002, if certain terms were met. The terms were not met and these warrants expired, unvested, on May 1, 2004.

The following tables set forth the high and low bid prices for our Predecessor Company's and Successor Company's common stock and warrants to purchase common stock issued in our reorganization for the periods indicated for 2002 and 2003. You should consider the changes in our circumstances and capitalization as a result of our reorganization, including the fact that our common stock is a different security from our pre-reorganization common stock, before drawing any conclusions about the trading price of our common stock or warrants from the information below about our pre-reorganization common stock.

Common Stock

                         2004 (Successor Company)        High       Low
          -----------------------------------------------------------------
          First Quarter                                 $7.45      $4.05
          Second Quarter (through June 24, 2004)       $10.89      $6.15
          ----------------------------------------------------------------
                         2003 (Successor Company)        High       Low
          -----------------------------------------------------------------
          First Quarter                                 $5.75      $2.75
          Second Quarter                                $4.00      $2.00
          Third Quarter                                 $6.35      $4.35
          Fourth Quarter                                $5.55      $3.50
          -----------------------------------------------------------------
                         2002 (Successor Company)        High       Low
          -----------------------------------------------------------------
          Second Quarter (beginning May 1, 2002)        $5.90      $3.60
          Third Quarter                                 $4.45      $0.75
          Fourth Quarter                                $3.40      $0.65
          -----------------------------------------------------------------
                         2002 (Predecessor Company)      High       Low
          -----------------------------------------------------------------
          First Quarter                                 $0.45      $0.40
          Second Quarter (through April 30, 2002)       $0.085     $0.036

Warrants to Purchase Common Stock

                         2004 (Successor Company)        High       Low
          ----------------------------------------------------------------
          First Quarter                                 $0.25      $0.02
          Second Quarter (through May 1, 2004)          $0.11      $0.001
          ----------------------------------------------------------------
                         2003 (Successor Company)       High        Low
          ----------------------------------------------------------------
          First Quarter                                 $0.25      $0.05
          Second Quarter                                $0.35      $0.07
          Third Quarter                                 $0.40      $0.12
          Fourth Quarter                                $0.20      $0.02
          -----------------------------------------------------------------
                         2002 (Successor Company)       High        Low
          ----------------------------------------------------------------
          Second Quarter (beginning May 1, 2002)        $3.00      $0.25
          Third Quarter                                 $0.50      $0.15
          Fourth Quarter                                $0.38      $0.01

The high and low sales prices represent the intra-day prices on the OTC Bulletin Board during the periods in which we were quoted on the CTO Bulletin Board, and on the Pink sheets, thereafter. The warrants to purchase common stock were issued as part of Motient's reorganization. In prior periods, no warrants were quoted on any exchange or similar service. The quotations represent inter-dealer quotations, without retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

On June 24, 2004, the last reported bid price of our common stock was $10.09 per share on the Pink Sheets. As of June 24, 2004, there were approximately 25 record holders of our common stock. The warrants to purchase our common stock were issued in conjunction with our reorganization and expired on May 1, 2004. They were never exercisable.

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

Recent Sales of Unregistered Securities

On January 27, 2003, in connection with the execution of our term credit agreement, we issued warrants at closing to the lenders to purchase, in the aggregate, 3,125,000 shares of our common stock. The exercise price for these warrants is $1.06 per share. The warrants were immediately exercisable upon issuance and have a term of five years. The warrants were issued in reliance upon the exemption afforded by Section 4(2) of the Securities Act.

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

On March 16, 2004, in connection with the execution of the amendment to our credit agreement, we issued warrants to the lenders to purchase, in the aggregate, 2,000,000 shares of our common stock. The number of warrants was reduced to an aggregate of 1,000,000 shares of common stock as Motient raised in excess of $7.5 million in equity funding within 60 days after March 16, 2004. The exercise price of the warrants is $4.88 per share. The warrants were immediately exercisable upon issuance and have a term of five years. The warrants were issued in reliance upon the exemption afforded by Section 4(2) of the Securities Act. The warrants are also subject to a registration rights agreement. Under such agreement, we agreed to register the shares underlying the warrants upon the request of a majority of the warrantholders, or in conjunction with the registration of other common stock of the company. We will bear all the expenses of such registration.

On April 7, 2004, Motient sold 4,215,910 shares of its common stock at $5.50 per share for an aggregate purchase price of $23.2 million to The Raptor Global Portfolio Ltd., The Tudor BVI Global Portfolio, Ltd., The Altar Rock Fund L.P., Tudor Proprietary Trading, L.L.C., Highland Crusader Offshore Partners, L.P., York Distressed Opportunities Fund, L.P., York Select, L.P., York Select Unit Trust, M&E Advisors L.L.C., Catalyst Credit Opportunity Fund, Catalyst Credit Opportunity Fund Offshore, DCM, Ltd., Greywolf Capital II LP and Greywolf Capital Overseas Fund and LC Capital Master Fund. The sale of these shares was not registered under the Securities Act and the shares may not be sold in the United States absent registration or an applicable exemption from registration requirements. The shares were offered and sold pursuant to the exemption from registration afforded by Rule 506 under the Securities Act and/or Section 4(2) of the Securities Act. In connection with this sale, we signed a registration rights agreement with the holders of these shares. Among other things, this registration rights agreement requires us to file and cause to make effective a registration statement permitting the resale of the shares by the holders thereof. Motient also issued warrants to purchase an aggregate of 1,053,978 shares of its common stock to the investors listed above, at an exercise price of $5.50 per share. These warrants will vest if and only if Motient does not meet certain deadlines between July and November 2004, with respect to certain requirements under the registration rights agreement. If the warrants vest, they may be exercised by the holders thereof at any time through June 30, 2009.

In connection with this sale, Motient issued to Tejas Securities Group, Inc., Motient's placement agent for the private placement, and certain CTA affiliates, warrants to purchase 600,000 shares and 400,000 shares, respectively, of its common stock. The exercise price of these warrants is $5.50 per share. The warrants are immediately exercisable upon issuance and have a term of five years. The warrants were issued pursuant to the exemption from registration afforded by Rule 506 under the Securities Act and/or Section 4(2) of the Securities Act.

Additional Equity Placement

On July 1, 2004, we sold 3,500,000 shares of our common stock at a per share price of $8.57 for an aggregate purchase price of $30.0 million to The Raptor Global Portfolio Ltd., The Tudor BVI Global Portfolio, Ltd., The Altar Rock Fund L.P., Tudor Proprietary Trading, L.L.C., York Distressed Opportunities Fund, L.P., York Select, L.P., York Select Unit Trust, York Global Value Partner, L.P., Catalyst Credit Opportunity Fund, Catalyst Credit Opportunity Fund Offshore, DCM, Ltd., Rockbay Capital Fund, LLC, Rockbay Capital Investment Fund, LLC, Rockbay Capital Offshore Fund, Ltd., Glenview Capital Partner, L.P., Glenview Institutional Partners, L.P., Glenview Capital Master Fund, Ltd., GCM Little Arbor Master Fund, Ltd., OZ Master Fund, Ltd., OZ Mac 13 Ltd., Fleet Maritime, Inc., John Waterfall, Edwin Morgens, Greyhound Capital II, L.P., Greywolf Capital Overseas Fund, Highland Equity Focus Fund, L.P., Highland Equity Fund, L.P., Singer Children's Management Trust and Strome Hedgecap Limited. The sale of these shares was not registered under the Securities Act and the shares may not be sold in the United States absent registration or an applicable exemption from registration requirements. The shares were offered and sold pursuant to the exemption from registration afforded by Rule 506 under the Securities Act and/or Section 4(2) of the Securities Act. In connection with this sale, we signed a registration rights agreement with the holders of these shares. Among other things, this registration rights agreement requires us to file and cause to make effective a registration statement permitting the resale of the shares by the holders thereof. We also issued warrants to purchase an aggregate of 525,000 shares of our common stock to the investors listed above, at an exercise price of $8.57 per share. These warrants will vest if and only if we do not meet certain registration deadlines beginning in November, 2004, with respect to certain requirements under the registration rights agreement. If the warrants vest, they may be exercised by the holders thereof at any time through June 30, 2009.

In connection with this sale, we issued to certain CTA affiliates and certain affiliates of Tejas Securities Group, Inc., our placement agent for the private placement, warrants to purchase 340,000 and 510,000, respectively, shares of our common stock. The exercise price of these warrants is $8.57 per share. The warrants are immediately exercisable upon issuance and have a term of five years. We also paid Tejas Securities Group, Inc. a placement fee of approximately $850,000 at closing. The shares were offered and sold pursuant to the exemption from registration afforded by Rule 506 under the Securities Act and/or Section 4(2) of the Securities Act.

No underwriters were involved in any of the foregoing distributions of securities.

Item 6.  Selected Financial Data.

The following table summarizes our financial results as of and for the fiscal years ended December 31, 1999 through December 31, 2001, the four months ended April 30, 2002, the eight months ended December 31, 2002, and the year ended December 31, 2003. The consolidated balance sheet data and the consolidated statement of operations data as of and for the year ended December 31, 1999 are derived from the consolidated financial statements of Motient, which were audited by Arthur Andersen LLP, independent accountants who have ceased operations. The other consolidated balance sheet data and the other consolidated statement of operations data are derived from the consolidated financial statements of Motient, which were audited by Ehrenkrantz Sterling & Co. LLC, independent public accounting firm, except for the December 31, 2003 balance sheet, which were audited by Friedman LLP, successors-in-interest to Ehrenkrantz Sterling & Co. LLC. The financial statements for certain historical periods have been restated to give effect to the accounting treatment with respect to the MSV, Aether Systems transactions and certain additional financial statement adjustments discussed in the Introductory Note and in greater detail in Note 2, "Significant Accounting Policies - Restatement of Financial Statements," of notes to the consolidated financial statements. All of the financial information for Motient up to and including April 30, 2002 is referred to as "Predecessor Company" results. The financial information for Motient for the periods subsequent to April 30, 2002 are referred to as "Successor Company" results.

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

     o In November 2002,we initiated a process to seek the concurrence of the staff of the SEC with respect to our conclusions of the appropriate accounting for the formation of and certain transactions with MSV in 2000 and 2001 and the sale of certain of our transportation assets to Aether Systems in 2000. This process was completed in March 2003. The staff of the SEC did not object to certain aspects of our prior accounting with respect to the MSV and Aether Systems transactions, but did object to other aspects of our prior accounting for these transactions. For a description of the material differences between our original accounting treatment with respect to the MSV and Aether Systems transactions and the revised accounting treatment that we concluded is appropriate as a result of this process, please see Note 2, "Significant Accounting Policies - Restatement of Financial Statements," of notes to the consolidated financial statements and our current report on Form 8-K dated March 14, 2003.

     o As a result of our re-audit of the years ended December 31, 2000 and 2001 performed by, Ehrenkrantz Sterling & Co. LLC, certain additional financial statement adjustments were proposed and accepted by us for the periods noted above. See Note 2, "Significant Accounting Policies" of notes to the consolidated financial statements.

                      Selected Consolidated Financial Data
                  (Amounts in thousands except per share data)


                                        Successor Company                    Predecessor Company(1)(2)(3)(4)
                                   -------------------------------------------------------------------------------------------
                                                 Eight Months       Four Months     (Restated)     (Restated)
                                    Year Ended       Ended             Ended        Year Ended      Year Ended    Year Ended
                                   December 31,  December 31,        April 30,     December 31,    December 31,   December 31,
                                       2003          2002             2002            2001            2000           1999
                                       ----          ----             ----            ----            ----           ----
Revenues                             $54,485       $36,617          $22,373         $90,265        $95,756        $91,071
Operating Loss                       (40,167)      (33,800)         (21,430)        (97,223)      (182,914)      (224,392)
Income (loss) before
reorganization items                 (62,122)      (58,786)         (24,138)       (267,000)      (134,851)      (330,931)

Reorganization items                      --          (772)         256,116          (2,497)        (3,035)            --

Income tax provision                      --            --               --              --             --             --

Net (loss) income                    (62,122)      (59,558)         231,978        (269,497)      (137,886)      (330,931)

XM radio preferred stock
dividend requirement                      --            --               --             --          (5,081)            --

XM beneficial conversion                  --            --               --             --         (44,438)            --
                                     -------       -------          -------        --------       ---------      --------
Net (loss) income before
cumulative effect of accounting
change                              $(62,122)     $(59,558)        $231,978       $(269,497)     $(187,405)     $(330,931)
                                     -------       -------          -------        --------       --------       --------

Cumulative effect of change in
accounting principle                      --            --               --              --         (4,677)            --

Net (loss) income attributable
to common shareholders              $(62,122)     $(59,558)        $231,978       $(269,497)     $(192,082)     $(330,931)
                                     -------       -------          -------        --------       --------       --------

Basic and diluted net income
(loss) per common share             $  (2.47)     $  (2.37)         $  3.98       $   (5.27)     $   (3.89)     $  (8.33)

Weighted-average common shares
outstanding during the period -
basic and diluted                     25,145        25,097           58,251          51,136         49,425         39,704
Total assets                         157,028       202,221          257,401         240,465      1,572,036        809,948
Long term liabilities                $33,189       $33,913          $29,785         $30,652       $753,376       $470,784


(1) Motient restated certain of its financial data reflected above to reflect certain transactions with MSV in 2000 and 2001, the sale of assets to Aether Systems in 2000 and certain additional adjustments. For further information, please see Note 2, "Significant Accounting Policies - Restatement of Financial Statements," of notes to the consolidated financial statements herein.

(2) As of December 31, 2000, we had an equity interest of approximately 33.1% (or 21.3% on a fully diluted basis) in XM Radio, a public company that launched its satellite radio service at the end of 2001, and we controlled XM Radio through our board of director membership and common stock voting rights. As a result, all of XM Radio's results for the period from July 7, 1999 (the date we acquired 100% voting interest of XM Radio) through December 31, 2000 have been included in our consolidated financial statements. Prior to July 7, 1999, our investment in XM Radio was accounted for pursuant to the equity method of accounting. In January 2001, pursuant to FCC approval to cease to control XM Radio, the number of directors that we appointed to XM Radio's board of directors was reduced to less than 50% of XM Radio's directors, and we converted a portion of our super-voting Class B common stock of XM Radio to Class A common stock. As a result, we ceased to control XM Radio, and as of January 1, 2001, we accounted for our investment in XM Radio pursuant to the equity method of accounting. During 2001, we disposed of all of our remaining shares of XM Radio and ceased to hold any interest in XM Radio as of November 19, 2001. For further information, please Note 13, "Business Acquisitions and Dispositions--XM Radio," of notes to the consolidated financial statements herein.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Overview and Introduction

As previously disclosed in prior reports, most recently in our quarterly report on Form 10-Q for the quarter ended September 30, 2003, we were not able to complete our financial statements for the year ended December 31, 2002 and for the quarters ended June 30, 2002 and September 30, 2002 until we resolved the appropriate accounting treatment with respect to certain transactions that occurred in 2000 and 2001. We initiated a review of the appropriate accounting treatment for these transactions following the appointment of PricewaterhouseCoopers as our independent auditors in July 2002. The transactions in question involved the formation of and certain transactions with MSV in 2000 and 2001 and the sale of certain of our transportation assets to Aether Systems in 2000.

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

On March 2, 2004, we dismissed PricewaterhouseCoopers as our independent auditors effective immediately. The audit committee of Motient's board of directors approved the dismissal of PricewaterhouseCoopers. PricewaterhouseCoopers was previously appointed to audit Motient's consolidated financial statements for the period May 1, 2002 to December 31, 2002, and, by its terms, such engagement was to terminate upon the completion of services related to such audit. PricewaterhouseCoopers has not reported on Motient's consolidated financial statements for such period or for any other fiscal period. On March 2, 2004, our audit committee engaged Ehrenkrantz Sterling & Co. LLC to replace PricewaterhouseCoopers to audit Motient's consolidated financial statements for the period May 1, 2002 to December 31, 2002 and for the year ended December 31, 2003.

On June 1, 2004, Ehrenkrantz Sterling & Co. LLC, merged with the firm of Friedman Alpren & Green LLP. The new entity, Friedman LLP, has been retained by Motient and the Audit Committee of Motient's Board of Directors approved this decision on June 4, 2004.

We recently completed our financial statements as of and for the twelve months ended December 31, 2003, which are included in this report. These financial statements give effect to the accounting treatment with respect to the MSV and Aether Systems transactions that was agreed to be appropriate as a result of the above-described process. As a result of our re-audit of the years ended December 31, 2000 and 2001 performed by Ehrenkrantz Sterling & Co. LLC, certain additional financial statement adjustments were proposed and accepted by us for the periods noted above (See Note 2, "Significant Accounting Policies" of notes to the consolidated financial statements). Our financial statements for the years ended December 31, 2000 (restated) and December 31, 2001 (restated) and the period from January 1, 2002 to April 30, 2002 (restated) and May 1, 2002 to December 31, 2002 have been audited by Ehrenkrantz Sterling & Co. LLC. Friedman LLP has audited our financial statements for the year ended December 31, 2003 (see "Business--Recent Developments--Accounting and Auditing Matters").

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

Motient has six wholly-owned subsidiaries and a 29.5% interest in MSV (on a fully-diluted basis). For further details regarding Motient's interest in MSV, please see "Business - Recent Developments - Mobile Satellite Ventures Transaction". Motient Communications Inc. owns the assets comprising Motient's core wireless business, except for Motient's FCC licenses, which are held in a separate subsidiary, Motient License. Motient License was formed on March 16, 2004, as part of Motient's amendment of its credit facility, as a special purpose wholly-owned subsidiary of Motient Communications and holds all of the FCC licenses formerly held by Motient Communications. A pledge of the stock of Motient License, along with the other assets of Motient Communications, secures borrowings under our term credit facility. For further details regarding the formation of Motient License Co., please see "Business - Recent Developments - Overview". Our other four subsidiaries hold no material operating assets other than the stock of other subsidiaries and Motient's interest in MSV. On a consolidated basis, we refer to Motient Corporation and its six wholly-owned subsidiaries as "Motient." Our indirect, less-than 50% voting interest in MSV is not consolidated with Motient for financial statement purposes. Rather, we account for our interest in MSV under the equity method of accounting.

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

XM Radio

As of December 31, 2000, we had an equity interest of approximately 33.1% (or 21.3% on a fully diluted basis) in XM Radio, a public company that launched its satellite radio service at the end of 2001, and we controlled XM Radio through our board of director membership and common stock voting rights. In January 2001, pursuant to FCC approval authorizing us to relinquish control of XM Radio, the number of directors appointed by us to XM Radio's Board of Directors was reduced to less than 50% of XM Radio directors, and we converted a portion of our super-voting Class B Common Stock of XM Radio to Class A Common Stock. As a result, we ceased to control XM Radio.

Throughout 2001, we disposed of our equity interest in XM Radio, and as of November 19, 2001, we did not hold any interest in XM Radio. For the period from January 1, 2001 through November 19, 2001, we accounted for our investment in XM Radio pursuant to the equity method of accounting. In November 2001, as a result of a series of transaction to cure defaults under our bank financing and to the bank facility guarantors, we sold and/or delivered all of our shares of XM Radio common stock to the bank facility guarantors in full satisfaction of the entire remaining amount of our reimbursement obligations to the bank facility guarantors. The agent for the bank lenders under the bank financing declared all loans under the bank financing immediately due and payable, due to the existence of several events of default under the bank financing. On the same date, the bank lenders sought payment in full from the bank financing guarantors for the accelerated loan obligations. For the year ended December 31, 2001, we recorded proceeds of approximately $38.3 million from the sale in 2001 of two million shares of our XM Radio stock, and we recorded equity in losses of XM Radio of $48.5 million.

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

Through November 26, 2001, MSV used our satellite network to conduct research and development activities. On November 26, 2001, we sold the assets comprising our satellite communications business to MSV, as part of a transaction in which certain other parties joined MSV, including TMI, a Canadian satellite services provider. In consideration for our satellite business assets, we received the following: (i) a $24.0 million cash payment in June 2000, (ii) a $45.0 million cash payment paid at closing, of which $4.0 million was held by MSV related to our sublease of real estate from MSV, and (iii) a five-year $15.0 million note. Motient has recorded the $15.0 million note receivable from MSV, plus accrued interest thereon at its fair value, estimated to be approximately $13.0 million at the May 1, 2002 fresh-start accounting date, after giving effect to discounted future cash flows at market interest rates. In this transaction, TMI also contributed its satellite communications business assets to MSV. In addition, we purchased a $2.5 million convertible note issued by MSV, and certain other investors, including a subsidiary of Rare Medium, purchased a total of $52.5 million of MSV convertible notes. In July 2002, MSV commenced a rights offering seeking total funding in the amount of $3.0 million. While we were not obligated to participate in the offering, our board determined that it was in our best interests to participate so that our interest in MSV would not be diluted. On August 12, 2002, we funded an additional $957,000 to MSV pursuant to this offering, and received a new convertible note in such amount. In February 2003, the FCC adopted its Spectrum Flexibility Order, which we refer to as the ATC Order, giving mobile satellite operators broad authority to use their assigned spectrum to operate an ATC. The ATC Order established a set of preconditions and technical limits for ATC operations, as well as an application process for ATC approval of the specific system incorporating the ATCs that the licensee intends to use. On November 18, 2003, MSV filed an application with the FCC for ATC authority to expand the use of its L-band spectrum and construct its next-generation hybrid network. In addition, both proponents and opponents of ATC (including MSV) have filed for reconsideration of the ATC Order, and the opponents of ATC have filed an appeal with the U.S. Court of Appeals for the District of Columbia Circuit. Oppositions to the petitions for reconsideration were filed August 20, 2003; replies were filed September 2, 2003. The Court of Appeals has held the appeal in abeyance pending resolution of the reconsideration requests.

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

On April 2, 2004, the above-mentioned additional $17.6 million investment was consummated. In connection with this investment, MSV's amended and restated investment agreement was amended to provide that of the total $17.6 million in proceeds, $5.0 million was used to repay certain outstanding indebtedness of MSV, including $2.0 million of accrued interest under the $15.0 million promissory note issued to Motient by MSV. The remainder of the proceeds from this investment will be used for general corporate purposes by MSV. Motient was required to use 25% of the $2 million it received in this transaction, or $500,000, to make prepayments under its existing notes owed to Rare Medium Group, Inc. and Credit Suisse First Boston. As of the closing of the initial investment on April 2, 2004, Motient's percentage ownership of MSV was approximately and 29.5% on an "as converted" basis giving effect to the conversion of all outstanding convertible notes of MSV. The unpaid balances of the $15.0 million note, including accrued interest thereon, becomes due and payable on November 25, 2006; however, there can be no assurance that MSV would have the ability, at that time, to pay the remaining amounts due under the note.

In November 2003, we engaged CTA to perform a valuation of our equity interests in MSV as of December 31, 2002. Concurrent with CTA's valuation, Motient reduced the book value of its equity interest in MSV from $54 million (inclusive of our $2.5 million convertible note from MSV) to $41 million as of May 1, 2002 to reflect certain preference rights on liquidation of certain classes of equity holders in MSV. Including its notes receivable from MSV ($13 million at May 1, 2002), the book value of Motient's aggregate interest in MSV as of May 1, 2002 was reduced from $67 million to $53.9 million. Also, as a result of CTA's valuation of MSV, we determined that the value of our equity interest in MSV was impaired as of December 31, 2002. This impairment was deemed to have occurred in the fourth quarter of 2002. Motient reduced the value of its equity interest in MSV by $15.4 million as of December 31, 2002. Including its notes receivable from MSV ($19 million at December 31, 2002), the book value of Motient's aggregate interest in MSV was $32 million as of December 31, 2002. It was determined that there was no further impairment of this interest in MSV as of December 31, 2003. For additional information concerning this valuation process, please see Note 2, "Significant Accounting Policies," of notes to the consolidated financial statements.

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

We have taken a number of steps to improve our liquidity and reduce operating and capital expenditures in order to maintain our cash and lower our cash burn rate:

Reductions in Workforce. We undertook reductions in March 2003 and February 2004. These actions eliminated approximately 10% (19 employees) and 32.5% (54 employees), respectively, of our then-remaining workforce. In the aggregate, we have reduced our work force by approximately 39% since December 31, 2002 and reduced employee and related expenditures by approximately $0.5 million per month.

Network Rationalization. We are in the process of reducing the number of base stations in our network in a coordinated effort to reduce network operating costs. One aspect of this rationalization encompasses reducing unneeded capacity across the network by deconstructing under-utilized and un-profitable base stations. In certain instances, the geographic area that the network serves may be reduced by this process. The full extent of the changes to network coverage have yet to be determined.

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

In March 2004, we further restructured our vendor financing facility and an outstanding promissory note to the same vendor by extending the repayment schedule, thereby reducing the combined monthly amortization requirements under these obligations. In June 2004, we negotiated settlements of our entire amounts outstanding under our vendor financing facility, promissory note and capital lease. Please see "--Liquidity and Capital Resources - Summary of Liquidity and Financing" for further details on these facilities.

On December 1, 2002, we entered into a letter agreement with UPS, under which UPS agreed to make a series of eight prepayments to us totaling $5 million for future services we are obligated to provide to it after January 1, 2004. In addition to any other rights it has under its network services agreement with us, the letter agreement provides that UPS may terminate the network services agreement, in whole or in part, by providing 30 days' notice to us, at which point the remaining prepayment would be required to be repaid. As of July 31, 2003, all eight prepayments had been made. The $5 million prepayment is credited against airtime services provided to UPS beginning January 1, 2004, until the prepayment is fully credited. Based on UPS' current level of network airtime usage, we do not expect that UPS will be required to make any cash payments to us in 2004 for service provided during 2004.

Despite these initiatives, we continue to be cash flow negative, and there can be no assurances that we will ever be cash flow positive.

Term Credit Facility

On January 27, 2003, our wholly-owned subsidiary, Motient Communications Inc., closed a $12.5 million term credit agreement with a group of lenders, including several of our existing stockholders. As of December 31, 2003, we had borrowed $4.5 million under the credit agreement to fund general working capital requirements.

For the monthly periods ended April 2003 through December 2003, we reported events of default under the terms of the credit facility to the lenders. In each period, the lenders waived these events of default. There can be no assurance that Motient will not have to report additional events of default or that the lenders will continue to provide waivers in such event.

Borrowing availability under our term credit facility terminated on December 31, 2003. On March 16, 2004, we entered into an amendment to the credit facility which extended the borrowing availability period until December 31, 2004. As part of this amendment, Motient provided the lenders with a pledge of all of the stock of a newly-formed subsidiary of Motient Communications, Motient License, which holds all of our FCC licenses formerly held by Motient Communications. The credit facility imposes certain conditions on our ability to make draws, including compliance with certain financial and operating covenants. We borrowed an additional $1.5 million in March 2004.

On April 12, 2004, we repaid all outstanding principal and interest, in aggregate $6.8 million, under the term credit facility. This amount may not be re-borrowed and $5.7 million remains available under the credit facility. For further details, including details related to the repayment of amounts owed under this facility, please see "-- Liquidity and Capital Resources -- Term Credit Facility."

CTA Arrangements

CTA continued its engagement as a consultant by the Company for all of 2003.

In November 2003, we engaged CTA to provide a valuation of our equity interest in MSV as of December 31, 2002. CTA was paid $150,000 for this valuation.

On January 30, 2004, we engaged CTA to act as chief restructuring entity. The term of CTA's engagement is currently scheduled to end on August 1, 2004. As consideration for this work, we agreed to pay to CTA a monthly fee of $60,000. The new agreement modifies our existing consulting arrangement with CTA.

As part of our private placements in April 2004 and July 2004, certain CTA affiliates received 400,000 and 340,000 warrants respectively, to purchase our common stock at a price of $5.50 and $8.57, respectively per share.

Stock Option Plan

Options to purchase 1,757,513 shares of our common stock were outstanding as of December 31, 2003 under our 2002 stock option plan. A portion of the options granted under the plan will either vest or be rescinded based on Motient's performance. These options are accounted for in accordance with variable plan accounting, which requires that the value of these options be measured at their intrinsic value and any change in that value be charged to the income statement upon the determination that the fulfillment of the performance criteria is probable. The other options are accounted for as a fixed plan and in accordance with intrinsic value accounting, which requires that the excess of the market price of stock over the exercise price of the options, if any, at the time that both the exercise price and the number of options are known be recorded as deferred compensation and amortized over the option vesting period. As of the date of grant, the option price per share was in excess of the market price; therefore, these options are not deemed to have any value and no expense has been recorded to date.

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

In July and September 2003, the compensation and stock option committee of our Board, acting pursuant to our 2002 stock option plan, granted 26 employees and officers options to purchase an aggregate of 470,000 shares of our common stock at a price of $5.15 per share and 25,000 shares of our common stock at a price of $5.65 per share. One-half of each option grant vests with the passage of time and the continued employment of the recipient, in three equal increments, on the first, second and third anniversary of the date of grant. The other half of each grant is to either vest or be rescinded based on Motient's performance in 2004. In May 2004, the compensation and stock option committee of our board approved the vesting of a certain portion of the stock options related to 2003 performance criteria and cancelled the remainder related to 2003 performance criteria.

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

On June 26, 2003 Research In Motion provided us with a written End of Life Notification for the RIM 857 wireless handheld device. This means that Research In Motion will no longer produce this model of handheld device. The last date for accepting orders was September 30, 2003, and the last date for shipment of devices was January 2, 2004. Motient continues to source limited quantities of RIM 857 devices from RIIM and Motient has implemented a RIM 857 "equivalent to new" program and expects that there will be sufficient returned RIM 857s to satisfy demand for the foreseeable future. During the year ended December 31, 2003, a majority of our equipment revenues were attributable to sales of the RIM 857 device, and we estimate that approximately 52% of our monthly recurring service revenues were derived from wireless messaging using RIM 857 devices as of December 31, 2003.

Results of Operations

Due to the consummation of our bankruptcy and the application of our "fresh-start" accounting, results of operations for the periods after April 30, 2002 are not comparable to the results for previous periods. However, for the discussion of results of operations, the four months ended April 30, 2002 (Predecessor Company) has been combined with the eight months ended December 31, 2002 (Successor Company) and then compared to the year ended December 31, 2003. Differences between periods due to "fresh-start" accounting adjustments are explained when necessary.

Years Ended December 31, 2003 and 2002

Revenue and Subscriber Statistics

The tables below summarize our revenue and subscriber base for 2003 and 2002. An explanation of certain changes in revenue and subscribers is set forth below under the caption "Summary of Year-over-Year Revenue."


                                     Successor Company              Predecessor Company
                                     -----------------              -------------------

                                                Eight Months                              Combined Year
                                Year Ended          Ended            Four Months Ended        Ended
                               December 31,     December 31,             April 30,         December 31,
Summary of Revenue                 2003             2002                  2002                2002           Change     % Change
------------------                 ----             ----                  ----                ----           ------     --------
(in millions
Wireless Internet                  $27.8            $15.5                 $ 5.6               $21.1           $6.7          32%
Field Services                       9.9             10.5                   5.6                16.1           (6.2)        (39)
Transportation                       7.9              7.4                   4.1                11.5           (3.6)        (31)
Telemetry                            2.3              1.8                   0.8                 2.6           (0.3)        (12)
All Other                            1.4              0.3                   0.7                 1.0            0.4          40
                                   -----            -----                 -----               -----         ------        -----
     Service Revenue               $49.3            $35.5                 $16.8               $52.3          $(3.0)         (6)
     Equipment Revenue               5.2              1.1                   5.6                 6.7           (1.5)        (22)
                                   -----            -----                 -----               -----         ------        -----
         Total                     $54.5            $36.6                 $22.4               $59.0          $(4.5)         (8)%
                                   =====            =====                 =====               =====         =======       =====

The make up of our registered subscriber base was as follows:

                                        As of December 31,
                              --------------------------------
                                 2003               2002            Change         % Change
                                 ----               ----            ------         --------
Wireless Internet               106,600            106,082             518             0%
Field Services                   17,468             30,263         (12,795)          (42)
Transportation (1)               45,902             94,825         (48,923)          (52)
Telemetry                        32,420             30,171           2,249             7
All Other                         1,305                653             652           100
                                -------            -------         --------         -----
  Total                         203,695            261,994         (58,299)          (22)%
                                =======            =======         ========         =====

          (1) UPS migrated their units to another network over the course of the second half of 2003. At December 31, 2002, UPS had 70,955 units registered on Motient's network. At December 31, 2003, UPS had 11,829 units registered on Motient's network.


Summary of Year-over-Year Revenue

Service revenue approximated $49.3 million for the year ended December 31, 2003, which was a $3.0 million reduction as compared to the year ended December 31, 2002. The decrease in revenue year-over-year was primarily the result of decreases in field services and transportation revenues, partially offset by an increase in revenue in the wireless internet segment. We experienced a 22% decrease in total subscribers primarily in the field services and transportation market segments. It should be noted that UPS deactivated a significant number of units on our network during the third and fourth quarters of 2003 and our revenue from UPS declined significantly during this period. Total revenues approximated $54.5 million for the year ended December 31, 2003, which was a $4.5 million reduction as compared to the year ended December 31, 2002. In addition to the service revenue decline discussed above, this reduction was also the result of a 22% decrease in equipment revenue.

     o Wireless internet revenue grew $6.7 million from the year ended December 31, 2002 to the year ended December 31, 2003. The revenue growth in the Wireless Internet sector during this period represented our focus on expanding the adoption of eLink and BlackBerry TM wireless email offerings to corporate customers with both direct sales people and reseller channel partners. Our existing reseller channel partners represented a significant portion of the revenue growth during this period. The number of wireless internet units registered on our network did not change materially from 2002 to 2003. The increase in revenues was a result of the activation of existing registered units into service. Despite this growth in 2003, it should be noted that Motient is experiencing increased churn and migration in this customer segment in 2004.

     o Field service revenue decreased by $6.2 million from the year ended December 31, 2002 to the year ended December 31, 2003. The decrease in revenue from field services is primarily the result of the termination of several customer contracts, including NCR Corporation, Sears, Lanier, and Bank of America, as well as the general reduction of units and rates across the remainder of our field service customer base, primarily IBM, and certain consulting revenues included in 2002 that were not included in 2003.

     o Transportation revenue decreased by $3.6 million from the year ended December 31, 2002 to the year ended December 31, 2003. The decrease in revenue from our transportation segment was primarily the result of UPS migrating a majority of its units to another network provider over the course of the second half of 2003. UPS represented $0.3 million of revenue for the three months ended December 31, 2003, as compared to $2.5 million for the three months ended December 31, 2002. Another reason for the decrease was the elimination, as part of fresh-start accounting, of the recognition of deferred revenue that resulted from the sale of intellectual property license sold to Aether Systems Inc. in 2000. These decreases were partially offset by an increase in units and usage for AMSC and Metra.

     o Telemetry revenues decreased by $0.3 million from the year ended December 31, 2002 to the year ended December 31, 2003. Although subscriber units grew by 2,249 or 7% year-over-year, this growth was offset by other churn and negative rate changes in other telemetry accounts.

     o Other revenue increased $0.4 million from the year ended December 31, 2002 to the year ended December 31, 2003. This increase in revenue was primarily attributable to commissions earned pursuant to the agency and dealer agreements with Verizon Wireless and T-Mobile USA.

     o Equipment revenue decreased by $1.5 million from the year ended December 31, 2002 to the year ended December 31, 2003. The decrease in equipment revenue was primarily a result of our decision to decrease the prices for our equipment to customers over the course of the second quarter of 2002 due to lower sales of certain of our customer devices and our assessment of market conditions, demand and competitive pricing dynamics. These reductions in equipment revenue were partially offset by the sales of devices attributable to the agency and dealer agreements with Verizon Wireless and T-Mobile USA.

For the year ended December 31, 2003, five customers accounted for approximately 47% of Motient's service revenue, with two customers, UPS and SkyTel, each accounting for more than 11%. As of December 31, 2003, no single customer accounted for more than 6% of our net accounts receivable. The revenue attributable to such customers varies with the level of network airtime usage consumed by such customers, and none of the service contracts with such customers requires that the customers use any specified quantity of network airtime, nor do such contracts specify any minimum level of revenue. There can be no assurance that the revenue generated from these customers will continue in future periods. As discussed in "Business -- Recent Developments," UPS has deregistered a majority of its units as it migrates to another network provider for its next generation solution.

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


Expenses

                                                                               Predecessor
                                                Successor Company                Company
                                                -----------------                -------

                                                           Eight Months        Four Months       Combined
                                          Year Ended          Ended               Ended          Year Ended
                                         December 31,      December 31,         April 30,       December 31,
Summary of Expense                           2003              2002               2002             2002         Change    % Change
------------------                           ----              ----               ----             ----         ------    --------
(in millions)
Cost of Service and Operations              $51.4             $38.1              $21.9            $60.0        $ (8.6)      (14)%
Cost of Equipment Sales                       5.9               2.2                6.0              8.2          (2.3)      (28)
Sales and Advertising                         4.6               4.8                4.3              9.1          (4.5)      (49)
General and Administration                   11.3               9.7                4.1             13.8          (2.5)      (18)
Restructuring Charges                         --                --                 0.6              0.6          (0.6)     (100)
Depreciation and Amortization                21.5              15.5                6.9             22.4          (0.9)       (4)
                                            -----             -----              -----           ------         ------    -------
         Total Operating                    $94.7             $70.3              $43.8           $114.1        $(19.4)      (17)%
                                            =====             =====              =====           ======        =======    =======

Cost of service and operations includes costs to support subscribers, such as network telecommunications charges and site rent for network facilities, network operations employee salary and related costs, network and hardware and software maintenance charges, among other things. The fourteen percent year-over-year decrease is made up of:

     o decreases in telecommunication charges associated with rate reductions in certain telecommunication contracts,

     o decreases in site lease costs due to the removal of older-generation base stations from our network,
     o reductions in hardware and software maintenance costs as a result of the reduction of personnel and the negotiation of lower rates on maintenance service contracts,
     o decreases in network maintenance costs as a result of the removal of older-generation base stations from our network as well as the reduction of rates under our national contract for these services, and
     o lower employee and related costs due to the workforce reductions implemented in July and September 2002 and March 2003, as well as the reversal of certain employee bonus accruals from current and prior periods related to these workforce reductions.

These decreases were partially offset by:

     o    an increase in the average lease rate for our site leases,
     o increases in licensing and commission payments to third parties with whom we have partnered to provide certain eLink and BlackBerry(TM) by Motient services, as a result of the revenue increase over the year in our mobile internet segment,
     o compensation expenses associated with stock options issued to employees in 2003 as compared to 2002, and
     o certain expenditures for the removal of older-generation base stations from our network.

Cost of service and operations expenses as a percentage of total revenues were approximately 94% for 2003, as compared to 102% for 2002.

Cost of equipment sales expenses as a percentage of total revenue were approximately 11% for 2003 as compared to 14% for 2002. The 28% decrease in 2003 expenses over 2002 expenses in the cost of equipment sold expenses was primarily the result of reduced terrestrial hardware sales prices during 2002, partially offset by the increased cost of sales of devices attributable to the agency and dealer agreements with Verizon Wireless and T-Mobile USA. The Company also wrote down the value of its inventory in the second quarter of 2002 by $4.5 million.

Sales and advertising expenses as a percentage of total revenue were approximately 8% for 2003, compared to 15% for 2002. The 49% decrease in sales and advertising expenses year over year was primarily attributable to lower employee salary and related costs due to the workforce reductions implemented in July and September 2002 and March 2003 as well as significant reductions in or elimination of public relations costs and sales and marketing programs as a result of the Company's reorganization in May of 2002 and the reversal of certain employee bonus accruals from current and prior periods related to these workforce reductions. These decreases were partially offset by compensation expenses associated with stock options issued to employees in 2003 as compared to 2002.

General and administrative expenses for the core wireless business as a percentage of total revenue were approximately 21% for 2003 as compared to 23% for 2002. The 18% decrease in 2003 costs over 2002 costs in the general and administrative expenses was primarily attributable to lower employee salary and related costs due to the workforce reductions implemented in July and September 2002 and March of 2003 as well as the reversal of certain employee bonus accruals from current and prior periods related to these workforce reductions. In addition, this decrease was attributable to lower rent expense from the closure of our Reston facility in July 2003, lower directors and officers liability insurance costs subsequent to our reorganization, and a reduction in bad debt charges primarily due to the lowering of our reserves after our reorganization. These decreases were partially offset by compensation expenses associated with stock options issued to employees in 2003 a compared to 2002, increases in the consulting costs related to the engagement and the related compensation costs of CTA and Further Lane in May 2002 and July 2003, respectively, and increases in audit, tax and legal fees related to our fiscal year 2002 audit and re-audits of fiscal year 2001 and 2000, occurring principally during the last nine months of 2003. Certain events in 2002 also contributed to this decrease in general and administrative expenses from 2002 to 2003, including the compensation expense associated with the issuance of warrants to CTA in December 2002 and fees incurred as a result of Motient's withdrawal from certain FCC frequency auctions in the second quarter of 2002.

Cost of service and operations, sales and advertising and general and administrative expenses were also impacted the reversal of certain bonus accruals from 2002. In July 2003, the Compensation Committee of the Board of Directors approved an aggregate payout of the 2002 corporate and personal portions of employee bonuses in the amount of 37.5% accrued for this period.

There were no restructuring costs in 2003. Operational restructuring costs in 2002 of $0.6 million are associated with certain employee reduction initiatives and reorganization expenses.

Depreciation and amortization for the core wireless business was approximately 40% of total revenue for 2003, as compared to 38% for 2002. Depreciation and amortization decreased from $22.4 million for 2002 to $21.5 million for 2003. The $0.9 million decrease in depreciation and amortization expense in 2003 was partially attributable to the impairment of the value of our customer contract intangibles as of September 2003. In May 2004, we engaged a financial advisory firm to prepare a valuation of customer intangibles as of September 2003. Due to the loss of UPS as a core customer in 2003 as well as the migration and customer churn occurring in our mobile internet base that is impacting the average life of a customer in this base, among other things, we determined an impairment of the value of these customer contracts was probable. As a result of this valuation, the value of customer intangibles was determined to be impaired as of September 2003 and was reduced by $5.5 million

Interest expense from May 1, 2002, is associated with our various debt obligations, including the $19.75 million notes payable to Rare Medium and CSFB, our capital lease obligations, our vendor financing commitment and our term credit facility put in place in January of 2003. We incurred $6.4 million of interest expense in 2003, compared to $3.8 million during 2002. The $2.6 million increase was due primarily to the amortization of fees and the value ascribed to warrants provided to the term credit facility lenders on our closing of our term credit facility in January of 2003. We issued warrants at closing to the lenders to purchase, in the aggregate, 3,125,000 shares of our common stock. The exercise price for these warrants is $1.06 per share. The warrants were valued at $10 million using a Black-Scholes pricing model and have been recorded as a debt discount and are being amortized as additional interest expense over three years, the term of the related debt. Upon closing of the credit agreement, we paid closing and commitment fees to the lenders of $500,000, which are also being amortized over three years.

On July 29, 2003, our wholly-owned subsidiary, Motient Communications, entered into an asset purchase agreement with Nextel, under which Motient Communications sold to Nextel certain of its SMR licenses issued by the FCC for $3.4 million. The closing of this transaction occurred on November 7, 2003. On December 9, 2003, Motient Communications entered into a second asset purchase agreement, under which Motient Communications will sell additional licenses to Nextel for $2.75 million resulting in a $1.5 million loss which was recorded in December, 2003. In February, 2004, we closed the sale of licenses covering approximately $2.2 million of the purchase price, and we closed the sale of approximately one-half of the remaining licenses in April 2004. The transfer of the other half of the remaining licenses has been challenged at the FCC by a third-party. While we believe, based on the advice of counsel, that the FCC will ultimately rule in our favor, we cannot assure you that we will prevail, and, in any event, the timing of any final resolution is uncertain. None of these licenses are necessary for our future network requirements. we have and expect to continue to use the proceeds of the sales to fund its working capital requirements and for general corporate purposes. The lenders under our term credit agreement have consented to the sale of these licenses.

Effective May 1, 2002, we were required to reflect our equity share of the losses of MSV. We recorded equity in losses of MSV of $9.9 million and $8.8 million for the years ended December 31, 2003 and 2002. The MSV losses for the years ended December 31, 2003 and 2002 are Motient's 46.5% and 48% share of MSV's losses for the same period reduced by the loans in priority. For the years ended December 31, 2003 and 2002, MSV had revenues of $27.1 million and $28.2 million, operating expenses of $46.5 million and $26.8 million and a net loss of $28.0 million and $24.9 million, respectively. Our calculations give effect to the impairment of our investment in MSV in the fourth quarter of 2002 in the amount of $15.4 million.

We recorded other income from Aether in 2003 of $2.2 million, as compared to $2.1 million in 2002.

Additionally, we recorded a number of other non-recurring charges in 2003 and 2002 as a result of our various transactions. For additional information concerning these non-recurring charges, please see "-- Liquidity and Capital Resources."

In 2003:

     o    Loss on impairment of asset of $5.5 million, discussed above

     o    We recorded a loss on the sale of certain assets of $3.0 million.


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

     o Net capital expenditures for the year ended December 31, 2003 for property and equipment were $0.2 million, as compared to $1.1 million for 2002. Expenditures consisted primarily of assets related to our terrestrial network.

Years Ended December 31, 2002 and 2001

Revenue and Subscriber Statistics

The tables below summarize our revenue and subscriber base for 2002 and 2001. An explanation of certain changes in revenue and subscribers is set forth below under the caption "Summary of Year-over-Year Revenue."


                                 Successor        Predecessor                          Predecessor
                                  Company           Company                              Company
                                  -------           -------                              -------
                               Eight Months       Four Months      Combined Year
                                   Ended            Ended             Ended             Year Ended
                               December 31,        April 30,        December 31,        December 31,
Summary of Revenue                2002              2002              2002                 2001           Change     % Change
-------------------               ----              ----              ----                 ----          --------    --------
(in millions)
Wireless Internet                $15.5             $ 5.6             $21.1               $11.4          $  9.7           85%
Field Services                    10.5               5.6              16.1                19.4            (3.3)         (17)
Transportation                     7.4               4.1              11.5                15.9            (4.4)         (28)
Telemetry                          1.8               0.8               2.6                 2.6            (0.0)          (0)
All Other                          0.3               0.7               1.0                18.8           (17.8)         (95)
                                  ----              ----              ----                ----           ------        -----
    Service Revenue               35.5              16.8              52.3                68.1           (15.8)         (23)
    Equipment Revenue              1.1               5.6               6.7                22.2           (15.5)         (70)
                                  ----              ----              ----                ----           ------        -----
         Total                   $36.6             $22.4             $59.0               $90.3          $(31.3)         (35)%
                                 =====             =====             =====               =====          =======        ======


The make up of our registered subscriber base was as follows:

                                         As of December 31,
                                       ------------------------
                                        2002             2001             Change        % Change
                                        ----             ----             ------        --------
      Wireless Internet                106,082          102,258            3,824            4%
      Field Services                    30,263           36,752           (6,489)         (18)
      Transportation                    94,825           88,128            6,697            8
      Telemetry                         30,171           22,616            7,555           33
      All Other                            653              890             (237)         (27)
                                       -------          -------           ------          ----
        Total                          261,994          250,644           11,350            5%
                                       =======          =======           ======          ====

Summary of Year over Year Revenue

     o Service revenue approximated $52.3 million for the year ended December 31, 2002, which was a $15.8 million reduction as compared to the year ended December 31, 2001. The majority of the decrease in revenue year-over-year was primarily the result of the sale of satellite assets to MSV in November 2001, offset by an increase in revenue in the wireless internet segment. Total revenue approximated $59.0 million in the year ended December 31, 2002, which was a $31.3 million reduction as compared to the year ended December 31, 2001. This decrease resulted from the service revenue decline discussed above, as well as the decline in equipment revenue as a result of the reduction in device pricing in 2002.

     o Wireless internet revenue grew $9.7 million from the year ended December 31, 2001 to the year ended December 31, 2002. While our wireless subscribers only grew 4% from 102,258 to 106,082, the active, revenue-producing units grew from approximately 31,500 units to 56,400 units, or a 79% year-over-year increase. Resellers of our eLink and BlackBerryTM products purchased units to stock their inventory in 2000 and 2001; these units became revenue-producing as resellers moved from initial end-user pilots trials to full deployments.

     o Field service revenue decreased by $3.3 million from the year ended December 31, 2001 to the year ended December 31, 2002. The decrease in revenue from field services primarily reflects the churn of units as a result of contract terminations and corporate downsizings. Additionally, certain contract renewals resulted in rate reductions.

     o Transportation revenue decreased by $4.4 million from the year ended December 31, 2001 to the year ended December 31, 2002. The decrease in revenue from our transportation product was primarily the result of the sale of our satellite assets to MSV in November 2001. The remaining reduction was due to the change in accounting treatment for the amortization of certain software licensing revenue related to the sales of our transportation business to Aether Systems in November 2000. These decreases were partially off-set by an increase in units and usage for our largest customer.

     o Telemetry revenues remained virtually flat from the year ended December 31, 2001 to the year ended December 31, 2002. Although subscriber units grew by 7,555 or 33% year-over-year, this growth was offset by contractual pricing reductions for one of our largest telemetry customers.

     o All other revenue decreased $17.8 million from the year ended December 31, 2001 to the year ended December 31, 2002. This decrease in revenue was due entirely to the sale of the satellite assets to MSV in November 2001, partially offset by satellite capacity revenues paid by MSV as it pursued its research and development program.

     o The decrease in equipment revenue is primarily a result of the sale of our satellite business in November 2001 and the loss of equipment sales from that business. These reductions in equipment revenue were offset by an increase in equipment sales for our eLink product lines. This reduction was also a result of write-downs of deferred equipment revenue.

For the year ended December 31, 2002, five customers accounted for approximately 47% of Motient's service revenue, with two customers, UPS and SkyTel, each accounting for more than 10%. As of December 31, 2002, SkyTel represented approximately 14% of our net accounts receivable, all of which was current. The revenue attributable to such customers varies with the level of network airtime usage consumed by such customers, and none of the service contracts with such customers requires that the customers use any specified quantity of network airtime, nor do such contracts specify any minimum level of revenue. There can be no assurance that the revenue generated from these customers will continue in future periods. As discussed in "Business -- Recent Developments," UPS has deregistered most of its units as it migrates to another network provider for its next generation solution.

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



Expenses                                Successor       Predecessor                        Predecessor
                                         Company          Company                            Company
                                         -------          -------                            --------
                                      Eight Months      Four Months       Combined Year
                                          Ended           Ended               Ended          Year Ended
                                      December 31,      April 30,          December 31,      December 31,
Summary of Expense                        2002            2002                2002              2001         Change    % Change
------------------------                  ----            ----                ----              ----         ------    --------
(in millions)
Cost of Service and Operations           $38.1           $21.9              $ 60.0            $ 73.1         $(13.1)     (18)%
Cost of Equipment Sales                    2.2             6.0                 8.2              34.1          (25.9)     (76)
Sales and Advertising                      4.8             4.3                 9.1              22.6          (13.5)     (60)
General and Administration                 9.7             4.1                13.8              20.5           (6.7)     (33)
Restructuring Charges                      0.0             0.6                 0.6               4.7           (4.1)     (87)
Depreciation and Amortization             15.5             6.9                22.4              32.4          (10.0)     (31)
                                         -----           -----              ------            ------         -------     -----
   Total Operating                       $70.3           $43.8              $114.1            $187.4         $(73.3)     (39)%
                                         =====           =====              ======            ======         =======     =====


Cost of service and operations includes costs to support subscribers, such as network telecommunications charges and site rent for network facilities, network operations employee salary and related costs, network and hardware and software maintenance charges, among other things. The 18% year-over-year decrease is made up of:

     o decreases in communication charges associated with reductions in the cost of usage as a result of the sale of the satellite and transportation assets and rate reductions in certain telecommunication contracts,
     o cost reductions associated with reduced headcount levels, primarily as a result of the sale of our satellite assets and cost control efforts undertaken in the second half 2001, and
     o    the operational restructurings in July and September 2002,
     o    reductions in research and development spending. and
     o decreases in costs associated with the sale of the satellite business to MSV, including a reduction in in-orbit insurance costs for the year.

These decreases were offset by:

     o increases in base station maintenance costs associated with an increase in the number of base stations,
     o increases in site rental costs associated with the increase in base stations year-over-year,
     o an increase in the average lease rate, increases in licensing and commission payments to third parties with whom we have partnered to provide certain eLink and BlackBerry(TM) by Motient services, and fees incurred as a result of Motient's withdrawal from certain frequency auctions, and

The decrease in cost of equipment sold for the year ended December 31, 2002, as compared to 2001, was a result of reduced terrestrial hardware sales prices during 2002, and no hardware sales in 2002 were associated with the satellite voice business that was sold to MSV in November 2001. These decreases were offset by $4.5 million of writedowns in second quarter of 2002. These write-downs compared to $7.5 million inventory valuation charges in 2001 associated with our early-generation eLink inventory. This reduction was also a result of write-downs of deferred equipment costs.

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

Material Off-Balance Sheet Transactions

As of December 31, 2003, 2002 and 2001, we did not have any material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) under Regulation S-K.

Liquidity and Capital Resources

As of December 31, 2003, we had approximately $4.1 million of cash on hand and short-term investments. As of May 31, 2004, we had approximately $15 million of cash on hand and short-term investments.

Since emerging from bankruptcy protection in May 2002, we have undertaken a number of actions to reduce our operating expenses and cash burn rate. Our liquidity constraints have been exacerbated by weak revenue growth since emerging from bankruptcy protection, due to a number of factors including the weak economy generally and the weak telecommunications and wireless sector specifically, the financial difficulty of several of our key resellers, on whom we rely for a majority of our new revenue growth, the loss of UPS as a material customer and our continued limited liquidity which has hindered efforts at demand generation.

For a description of our significant cost reduction initiatives since emerging from bankruptcy, please see "-- Overview and Introduction -- Cost Reduction Actions."

In addition to cash generated from operations, we own a $15.0 million promissory note issued by MSV in November 2001. This note matures in November 2006, but may be fully or partially repaid prior to maturity in certain circumstances, subject to certain conditions and priorities with respect to payment of other indebtedness, involving the consummation of additional investments in MSV. Under the terms of our $19.8 million of notes issued to Rare Medium and CSFB in connection with our Plan of Reorganization, in certain circumstances we must use 25% of any proceeds from the repayment of the $15.0 million note from MSV to repay the Rare Medium and CSFB notes, on a pro-rata basis. In April 2004, MSV repaid $2 million of accrued interest on this note, of which Motient used $500,000 to partially repay certain obligations outstanding to Rare Medium and CSFB. For a discussion of certain recent developments regarding MSV and the repayment of a portion of the MSV note, please see "-- Overview and Introduction -- Mobile Satellite Ventures LP" above.

Our future financial performance will depend on our ability to continue to reduce and manage operating expenses, as well as our ability to grow revenue. We may lose certain revenues from major customers due to churn and migration to alternative technologies. Our future financial performance also could be negatively affected by unforeseen factors and unplanned expenses.

In December 2002 we entered into an agreement with UPS pursuant to which UPS prepaid an aggregate of $5 million in respect of network airtime service to be provided beginning January 1, 2004. The $5 million prepayment will be credited against airtime services provided to UPS beginning January 1, 2004, until the prepayment is fully credited. Based on UPS' current level of network airtime usage, we do not expect that UPS will be required to make any cash payments to us in 2004 for service provided during 2004. If UPS does not make any cash payments to us in 2004, our cash flows from operations in 2004 will decline, and our liquidity and capital resources could be materially and negatively affected. As of May 31, 2004, the remaining balance under this prepayment was $4.3 million.

In the first half of 2003, UPS substantially completed its migration to next generation network technology, and beginning in July 2003 its monthly airtime usage of our network has declined significantly. Until June 2003, UPS had voluntarily maintained its historical level of payments to mitigate the near-term revenue and cash flow impact of its recent and anticipated continued reduced network usage. There are no minimum purchase requirements under our contract with UPS, and UPS may terminate the contract on 30 days' notice. If UPS terminates the contract, we will be required to refund any remaining portion of the prepayment to UPS. While we expect that UPS will remain a customer for the foreseeable future, over time we expect that the bulk of UPS' units will migrate to another network.

We have implemented a number of initiatives to offset the loss of revenue and cash flow from UPS, including the following:

     o    further reductions in employee and our network infrastructure costs;

     o actions to grow revenue from our recently-announced carrier relationships with Verizon Wireless and T-Mobile, under which we will be selling voice and data services on each carrier's next generation wireless networks as a master agent;

     o actions designed to initiate revenue growth to grow revenue from our various telemetry applications and initiatives; and

     o enhancements to our liquidity which are expected to involve the sale of certain frequency assets, such as the sales of certain SMR licenses to Nextel.

These measures may not be sufficient to offset the loss of revenue and cash flow from UPS.

We continue to pursue all potential funding alternatives. Among the alternatives for raising additional funds are issuances of debt or equity securities, other borrowings under secured or unsecured loan arrangements, and sales of assets. There can be no assurance that additional funds will be available to us on acceptable terms or in a timely manner. Subsequent to the period covered by this report, we sold 7,715,910 shares of our common stock in two separate transactions for aggregate consideration of $53.2 million in such private placements. Please see "Business -- Recent Developments - Private Placement," for further details.

We expect to continue to require significant additional funds before we begin to generate cash in excess of our operating expenses. It is not clear when, or if, we will begin to generate cash from operations in excess of our cash operating expenses. Also, even if we begin to generate cash in excess of our operating expenses, we expect to continue to require significant additional funds to meet remaining interest obligations, capital expenditures and other non-operating cash expenses.

We are in the process of evaluating our future strategic direction. We have been forced to take material actions to reduce operating costs and preserve our remaining cash. For example, in February 2004 we effected a reduction in force that reduced our workforce from approximately 166 to 112 employees. The substantial elimination of sales and other personnel may have a negative effect on our future revenues and growth prospects and our ability to support new product initiatives and generate customer demand. Cash generated from operations may not be sufficient to pay all of our obligations and liabilities.

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

We believe that our available funds, together with existing and anticipated credit facilities, will be adequate to satisfy our current and planned operations for at lease the next 12 months.

Motient's Chapter 11 Filing and Plan of Reorganization

Under our Plan of Reorganization, all then-outstanding shares of our pre-reorganization common stock and all unexercised options and warrants to purchase our pre-reorganization common stock were cancelled. The holders of $335.0 million in senior notes exchanged their notes plus accrued interest for 25,000,000 shares of our new common stock. Some of our other creditors received an aggregate of 97,256 shares of our new common stock in settlement for amounts owed to them. These shares were issued upon completion of the bankruptcy claims process; however, the value of these shares has been recorded in the financial statements as if they had been issued on the effective date of the reorganization. Holders of our pre-reorganization common stock received warrants to purchase an aggregate of approximately 1,496,512 shares of new common stock. The warrants never became exercisable by their terms, and were cancelled on May 1, 2004. All warrants issued to the holders of our pre-reorganization common stock, including those shares held by our 401(k) savings plan, have been recorded in the financial statements as if they had been issued on the effective date of the reorganization. Also, in July 2002, we issued to Evercore Partners LP, financial advisor to the creditors' committee in our reorganization, a warrant to purchase up to 343,450 shares of common stock, at an exercise price of $3.95 per share. The warrant was dated May 1, 2002, and has a term of five years. If the average closing price of our common stock for thirty consecutive trading days is equal to or greater than $20.00, we may require Evercore to exercise the warrant, provided that our common stock is then trading in an established public market. The value of this warrant has been recorded in the financial statements as if it had been issued on May 1, 2002.

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

Summary of Liquidity and Financing

We have the following sources of financing in place:

     o MSV issued a $15.0 million note to Motient as part of the November 26, 2001 asset sale. The note matures in November 2006, but is payable sooner in certain circumstances, subject to certain conditions and priorities with respect to payment of other indebtedness, involving the consummation of additional investments in MSV. There can be no assurances that this note will be repaid prior to its stated maturity date, or that MSV will have the resources to repay such note when due. Of the $15.0 million of proceeds from this note, $3.75 million would be required to be used to prepay a pro-rata portion of the $19.0 million note payable to Rare Medium and a $750,000 note payable to CSFB. In April 2004, MSV repaid $2 million of accrued interest on this note, of which Motient used $500,000 to partially repay certain obligations outstanding to Rare Medium and CSFB. Motient also owns an aggregate of approximately $3.5 million of convertible notes issued by MSV. The convertible notes mature on November 26, 2006, bear interest at 10% per annum, compounded semiannually, and are payable at maturity. The convertible notes are convertible at any time at Motient's discretion, and automatically in certain circumstances, into class A preferred units of limited partnership interests of MSV. For a discussion of more details related to these recent developments relating to MSV, please see " -- Overview and Introduction -- Mobile Satellite Ventures LP" above.

     o Motient entered into a term credit facility in January 2003. The borrowing availability period under this facility ended on December 31, 2003. In March 2004, the borrowing availability period was extended to December 31, 2004. In April 2004, we paid all outstanding principal and accrued interest, totaling $6.8 million, under this term credit facility and this amount may not be reborrowed. Approximately $5.7 million remains available for borrowing under this term credit facility. Please see "--Term Credit Facility" below for a discussion of this facility and certain defaults and waivers.

     o Motient sold 7,715,910 shares of its common stock in two separate transactions for aggregate consideration of $53.2 million in private placements on April 7, 2004 and July 1, 2004. Please see "--Private Placement" below for a discussion of this transaction.

We currently anticipate that our funding requirements through 2004 should be met through a combination of cash on hand, including cash raised in the private placements described above, net cash flow from operations, borrowings under our term credit facility described above, proceeds from the sale of certain frequency assets, and the proceeds from the sale of certain inventory will be adequate to satisfy our current and planned operations for at least the next 12 months.

Debt and Capital Lease Obligations

Motient has the following financing obligations outstanding:

     o Note payable to Rare Medium in the amount of $22.5 million. The note was issued by a subsidiary of Motient Corporation, MVH Holdings Inc., that owns 100% of Motient Ventures Holdings, Inc., which owns all of our interests in MSV. The note matures on May 1, 2005 and carries annual interest at 9%. The note allows us to elect to add interest to the principal or pay interest in cash. The note requires that it be prepaid using 25% of the proceeds of any repayment of the $15.0 million note from MSV. Certain outstanding principal and interest on this note was repaid in April 2004. For further discussion of certain recent developments relating to MSV, please see " -- Overview and Introduction -- Mobile Satellite Ventures LP" above.

     o Note payable to CSFB in the amount of $0.9 million. The note was also issued by MVH Holdings Inc. The note matures on May 1, 2005 and carries annual interest at 9%. The note allows us to elect to add interest to the principal or pay interest in cash. The note requires that it be prepaid using 25% of the proceeds of any repayment of the $15.0 million note from MSV. Certain outstanding principal and interest on this note was repaid in April 2004. For further discussion of certain recent developments relating to MSV, please see " -- Overview and Introduction -- Mobile Satellite Ventures LP" above.

     o A capital lease for network equipment. The lease had an effective interest rate of 12.2%. In January 2003, this agreement was restructured to provide for a modified payment schedule. We also negotiated a further extension of the repayment schedule that became effective upon the satisfaction of certain conditions, including our funding of a letter of credit in twelve monthly installments beginning in 2003, in the aggregate amount of $1.125 million, to secure our payment obligations. The letter of credit was to have been released in fifteen equal installments beginning in July 2004, assuming no defaults have occurred or are occurring. As of December 30, 2003 and May 31, 2004, approximately $3.3 million and $2.7 million was outstanding under this capital lease. In June 2004, we negotiated a settlement of the entire outstanding amounts and terminated this lease. We also cancelled the letter of credit.

     o Obligations under a vendor financing facility and promissory note. Loans under our vendor financing facility with Motorola, which were held by Motient Communications, were guaranteed by Motient Corporation and Motient Holdings. No additional amounts may be drawn under this facility. In January 2003, we restructured the then-outstanding principal under this facility of $3.5 million, with such amount to be paid off in equal monthly installments over a three-year period from January 2003 to December 2005. In January 2003, we negotiated a deferral of approximately $2.6 million that was owed for maintenance services provided pursuant to a separate service agreement with Motorola, and we issued a promissory note for such amount, with the note to be paid off over a two-year period beginning in January 2004. The interest rate on this promissory note is LIBOR plus 4%. In March 2004, we further restructured both the vendor financing facility and the promissory note, primarily to extend the amortization periods for both the vendor financing facility and the promissory note. We amortized the combined balances in the amount of $100,000 per month beginning in March 2004. We also agreed that interest would be paid on the vendor financing facility at LIBOR plus 4%. As part of this restructuring, we agreed to grant Motorola a second lien (junior to the lien held by the lenders under our term credit facility) on the stock of Motient License. This pledge secures our obligations under both the vendor financing facility and the promissory note. As of December 30, 2003 and May 31, 2004, approximately $4.8 million and $4.2 million, respectively, was outstanding under these debt obligations to Motorola. In June, 2004, we reached an agreement to prepay the entire amounts outstanding under these obligations in negotiated settlements with Motorola and issue a warrant to purchase 200,000 shares of our common stock at a price of $8.68 per share, in full satisfaction of the outstanding balances.

Term Credit Facility

On January 27, 2003, our wholly-owned subsidiary, Motient Communications, closed a $12.5 million term credit agreement with a group of lenders, including several of our existing stockholders. The lenders include the following entities or their affiliates: M&E Advisors, L.L.C., Bay Harbour Partners, York Capital and Lampe Conway & Co. York Capital is affiliated with James G. Dinan and JGD Management Corp. JGD Management Corp., James G. Dinan, James D. Dondero and Highland Capital Management each hold 5% or more of our common stock. The lenders also include Gary Singer, directly or through one or more entities. Gary Singer is the brother of Steven G. Singer, one of our directors.

The table below shows, as of June 24, 2004 the number of shares of Motient common stock beneficially owned by the following parties to the term credit agreement, based solely on filings made by such parties with the SEC:


         Name of Beneficial Owner                 Number of Shares
         ------------------------                 ----------------
         James G. Dinan*                             2,276,445
         JGD Management Corp.*                       2,276,445
         Highland Capital Management**               4,424,559
         James Dondero**                             4,424,559

         *JGD Management Corp and James G. Dinan share beneficial ownership with respect to the 2,276,445 shares of our common stock. Mr. Dinan is the president and sole stockholder of JGD Management Corp, which manages the other funds and accounts that hold our common stock over which Mr. Dinan has discretionary investment authority.
         **James D. Dondero, a member of our board of directors, is the President of Highland Capital Management, L.P., which, pursuant to an arrangement with M&E Advisors, L.L.C., has indirectly made a commitment under the credit facility.

In the credit agreement, the lenders have made commitments to lend Motient Communications up to $12.5 million. The commitments are not revolving in nature and amounts repaid or prepaid may not be reborrowed. Borrowing availability under our term credit facility terminated on December 31, 2003. On March 16, 2004, we entered into an amendment to the credit facility which extended the borrowing availability period until December 31, 2004. As part of this amendment, we provided the lenders with a pledge of all of the stock of a newly-formed special purpose subsidiary of Motient Communications, Motient License, which holds all of Motient's FCC licenses formerly held by Motient Communications. On March 16, 2004, in connection with the execution of the amendment to our credit agreement, we issued warrants to the lenders to purchase, in the aggregate, 2,000,000 shares of our common stock. The number of warrants was reduced to an aggregate of 1,000,000 shares of common stock since, within 60 days after March 16, 2004, we obtained $23.2 million of equity financing in a private placement of our common stock. The exercise price of the warrants is $4.88 per share. The warrants were immediately exercisable upon issuance and have a term of five years. The warrants were valued using a Black-Scholes pricing model at $6.7 million and were recorded as a debt discount and are being amortized as additional interest expense over three years, the term of the related debt. The warrants are also subject to a registration rights agreement. Under such agreement, we agreed to register the shares underlying the warrants upon the request of a majority of the warrantholders, or in conjunction with the registration of other common stock of the company. We will bear all the expenses of such registration. We were also required to pay a commitment fee to the lenders of $320,000, which accrued into the principal of the credit facility at closing. This fee was recorded on our balance sheet and will be amortized as additional interest expense over three years, the term of the related debt.

Under this facility, the lenders have agreed to make loans to Motient Communications through December 31, 2004 upon Motient Communications' request no more often than once per month, in aggregate principal amounts not to exceed $1.5 million for any single loan, and subject to satisfaction of other conditions to borrowing, including certain financial and operating covenants, contained in the credit agreement. As of the date of this report, we had borrowed $6.0 million in principal amounts under this facility, all of which, including additional accrued interest, was repaid in April 2004 and may not be reborrowed.

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

The obligations of Motient Communications under the credit agreement are secured by a pledge of all the assets owned by Motient Communications that can be pledged as security. Motient Communications, directly or indirectly, owns all of our assets relating to our terrestrial wireless communications business. In addition, we and our wholly-owned subsidiary, Motient Holdings, have guaranteed Motient Communications' obligations under the credit agreement, and we have delivered a pledge of the stock of Motient Holdings, Motient Communications, Motient Services Inc. and Motient License to the lenders. Upon the repayment in full of the outstanding $19,750,000 in senior notes due 2005 issued by MVH Holdings to Rare Medium and CSFB in connection with our approved Plan of Reorganization, we will pledge the stock of MVH Holdings to the lenders.

In connection with the signing of the credit agreement in January 2003, we issued warrants at closing to the lenders to purchase, in the aggregate, 3,125,000 shares of our common stock. The exercise price for the warrants is $1.06 per share. The warrants were immediately exercisable upon issuance and have a term of five years. The warrants were valued at $10 million using a Black-Scholes pricing model and have been recorded as a debt discount and are being amortized as additional interest expense over three years, the term of the related debt. Upon closing of the credit agreement, we paid closing and commitment fees to the lenders of $500,000. These fees have been recorded on our balance sheet and are being amortized as additional interest expense over three years, the term of the related debt. Under the credit agreement, we must pay an annual commitment fee of 1.25% of the daily average of undrawn amounts of the aggregate commitments from the period from the closing date to December 31, 2003. In December 2003, we paid a commitment fee to the lenders of approximately $113,000.

In each of April, June and August 2003 and March 2004, we made draws under the credit agreement in the amount of $1.5 million, for an aggregate principal amount of $6.0 million. We used such funds to fund general working capital requirements of operations.

In April 2004, Motient repaid all principal amounts then owing under its term credit facility, including accrued interest thereon, in an amount of $6.8 million. The remaining availability under the credit facility of $5.7 million will be available for borrowing to Motient until December 31, 2004, subject to the lending conditions in the credit agreement.

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

The following table reflects the maturity of our various obligations over the next five years.



                                                                        Less then
                                                                        ---------
                                                                                                 3 - 5     More than
                                                            Total       1 year    1-3 years      Years     5 years
                                                            -----       ------    ---------      -----    ---------
(in thousands)
Notes Payable                                              $22,885      $  ---     $22,885      $ ---      $ ---
Term Credit Facility                                         4,914         ---       4,914        ---        ---
Capital lease obligations, including interest thereon        3,504       1,752       1,752        ---        ---
Vendor financing commitment and note payable                 4,814       2,413       2,401        ---        ---
                                                           -------      ------     --------      -----     -----
  Total Contractual Cash Obligations                       $36,117      $4,165     $31,952      $ ---      $ ---


Commitments

As of December 31, 2003, we had the following outstanding cash contractual commitments:


                                                                                                                     More than
                                                              Total       <1 year     1-3 years      3 - 5 years     5 years
                                                             --------     -------     ---------      -----------    ---------
(in thousands)
Operating leases (1)                                          $33,685     $12,170      $17,417         $1,614        $2,484
Capital lease obligations, including interest thereon (1)       3,504       1,752        1,752            ---           ---
Notes Payable (2)                                              22,885         ---       22,885            ---           ---
Term Credit Facility                                            4,914         ---        4,914            ---           ---
Equipment financing commitment (1)                              4,814       2,413        2,401            ---           ---
                                                              -------     -------      -------         ------         ------
  Total Contractual Cash Obligations                          $69,802     $16,335      $49,369         $1,614         $2,484
                                                              =======     =======      =======         ======         ======



(1) These commitments generally contain provisions that provide for an acceleration of rent upon a default by us, except that certain long-term real estate leases, categorized as Operating Leases, may not contain such provisions.

(2) In addition to being accelerable upon default, notes payable to Rare Mediumand CSFB, which comprise approximately $21 million of this amount, must be prepaid with 25% of the proceeds due from any repayment of the $15 million principal note issued to Motient by MSV.

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

On December 1, 2002, we entered into a letter agreement with UPS under which UPS agreed to make a series of eight prepayments to us totaling $5 million for future services we are obligated to provide to it after January 1, 2004. In addition to any other rights it has under its network services agreement with us, the letter agreement provides that UPS may terminate the network services agreement, in whole or in part, by providing 30 days' notice to us, at which point the remaining prepayment would be required to be repaid. As of July 31, 2003, all eight prepayments had been made. The $5 million prepayment will be credited against airtime services provided to UPS beginning January 1, 2004, until the prepayment is fully credited. Based on UPS' current level of network airtime usage, we do not expect that UPS will be required to make any cash payments to us in 2004 for service provided during 2004. The balance remaining as of May 31, 2004 under this prepayment was $4.3 million.

MSV Investment

In July 2002, MSV commenced a rights offering seeking total funding in the amount of $3.0 million. While we were not obligated to participate in the offering, our board determined that it was in our best interests to participate so that our interest in MSV would not be diluted. On August 12, 2002, we funded an additional $957,000 to MSV pursuant to this offering, and received a new convertible note in such amount. At December 31, 2002, our percentage ownership of MSV was approximately 25.5% on a fully-diluted basis assuming certain other investors exercise their right to make additional investment in MSV as a result of the FCC ATC application process.

On August 21, 2003, two investors in MSV (excluding Motient) invested an additional $3.7 million in MSV in exchange for Class A preferred units of limited partnership interests in MSV. MSV used the proceeds from this investment to repay other indebtedness that is senior in its right of repayment to Motient's promissory note. Under the terms of the amended and restated investment agreement, these investors also had the option of investing an additional $17.6 million in MSV by December 31, 2003; however, if, prior to this time, the FCC had not issued a decision addressing MSV's petition for reconsideration with respect to the ATC Order, the option will be automatically extended to March 31, 2004. As of the closing of the initial investment on August 21, 2003, Motient's percentage ownership of MSV was approximately 29.5% on a fully diluted basis, assuming certain other investors fully exercised their option to make the $17.6 million additional investment in MSV as a result of the FCC ATC approval process.

On April 2, 2004, two exiting investors in MSV invested $17.6 million in MSV in exchange for class A preferred units of limited partnership interests of MSV. In connection with this investment, MSV's amended and restated investment agreement was amended to provide that of the total $17.6 million in proceeds, $5.0 million was used to repay certain outstanding indebtedness of MSV, including $2.0 million of accrued interest under the $15.0 million promissory note issued to Motient by MSV. Motient was required to use 25% of the $2.0 million it received in this transaction, or $500,000, to prepay its existing notes owed to Rare Medium Group and CSFB. The remainder of the proceeds from this investment were used for general corporate purposes by MSV. As of the closing of the additional investment on April 2, 2004, Motient's percentage ownership of MSV was approximately 29.5% on an "as converted" basis giving effect to the conversion of all outstanding convertible notes of MSV.

For a discussion of certain recent developments relating to MSV, please see " -- Overview and Introduction-- Mobile Satellite Ventures LP" above.

Private Placement

On April 7, 2004, we sold 4,215,910 shares of our common stock at a per share price of $5.50 for an aggregate purchase price of $23.2 million to The Raptor Global Portfolio Ltd., The Tudor BVI Global Portfolio,

Ltd., The Altar Rock Fund L.P., Tudor Proprietary Trading, L.L.C., Highland Crusader Offshore Partners, L.P., York Distressed Opportunities Fund, L.P., York Select, L.P., York Select Unit Trust, M&E Advisors L.L.C., Catalyst Credit Opportunity Fund, Catalyst Credit Opportunity Fund Offshore, DCM, Ltd., Greywolf Capital II LP and Greywolf Capital Overseas Fund and LC Capital Master Fund. The sale of these shares was not registered under the Securities Act and the shares may not be sold in the United States absent registration or an applicable exemption from registration requirements. The shares were offered and sold pursuant to the exemption from registration afforded by Rule 506 under the Securities Act and/or Section 4(2) of the Securities Act. In connection with this sale, we signed a registration rights agreement with the holders of these shares. Among other things, this registration rights agreement requires us to file and cause to make effective a registration statement permitting the resale of the shares by the holders thereof. We also issued warrants to purchase an aggregate of 1,053,978 shares of our common stock to the investors listed above, at an exercise price of $5.50 per share. These warrants will vest if and only if we do not meet certain deadlines between July and November, 2004, with respect to certain requirements under the registration rights agreement. If the warrants vest, they may be exercised by the holders thereof at any time through June 30, 2009.

In connection with this sale, we issued to Tejas Securities Group, Inc., our placement agent for the private placement, and certain CTA affiliaites, warrants to purchase 600,000 and 400,000 shares, respectively, of our common stock. The exercise price of these warrants is $5.50 per share. The warrants are immediately exercisable upon issuance and have a term of five years. We also paid Tejas Securities Group, Inc. a placement fee of $350,000 at closing. The shares were offered and sold pursuant to the exemption from registration afforded by Rule 506 under the Securities Act and/or Section 4(2) of the Securities Act.

Additional Equity Placement

On July 1, 2004, we sold 3,500,000 shares of our common stock at a per share price of $8.57 for an aggregate purchase price of $30.0 million to The Raptor Global Portfolio Ltd., The Tudor BVI Global Portfolio, Ltd., The Altar Rock Fund L.P., Tudor Proprietary Trading, L.L.C., York Distressed Opportunities Fund, L.P., York Select, L.P., York Select Unit Trust, York Global Value Partner, L.P., Catalyst Credit Opportunity Fund, Catalyst Credit Opportunity Fund Offshore, DCM, Ltd., Rockbay Capital Fund, LLC, Rockbay Capital Investment Fund, LLC, Rockbay Capital Offshore Fund, Ltd., Glenview Capital Partner, L.P., Glenview Institutional Partners, L.P., Glenview Capital Master Fund, Ltd., GCM Little Arbor Master Fund, Ltd., OZ Master Fund, Ltd., OZ Mac 13 Ltd., Fleet Maritime, Inc., John Waterfall, Edwin Morgens, Greyhound Capital II, L.P., Greywolf Capital Overseas Fund, Highland Equity Focus Fund, L.P., Highland Equity Fund, L.P., Singer Children's Management Trust and Strome Hedgecap Limited. The sale of these shares was not registered under the Securities Act and the shares may not be sold in the United States absent registration or an applicable exemption from registration requirements. The shares were offered and sold pursuant to the exemption from registration afforded by Rule 506 under the Securities Act and/or Section 4(2) of the Securities Act. In connection with this sale, we signed a registration rights agreement with the holders of these shares. Among other things, this registration rights agreement requires us to file and cause to make effective a registration statement permitting the resale of the shares by the holders thereof. We also issued warrants to purchase an aggregate of 525,000 shares of our common stock to the investors listed above, at an exercise price of $8.57 per share. These warrants will vest if and only if we do not meet certain registration deadlines beginning in November, 2004, with respect to certain requirements under the registration rights agreement. If the warrants vest, they may be exercised by the holders thereof at any time through June 30, 2009.

In connection with this sale, we issued to certain CTA affiliates and certain affiliates of Tejas Securities Group, Inc., our placement agent for the private placement, warrants to purchase 340,000 and 510,000, respectively, shares of our common stock. The exercise price of these warrants is $8.57 per share. The warrants are immediately exercisable upon issuance and have a term of five years. We also paid Tejas Securities Group, Inc. a placement fee of approximately $850,000 at closing. The shares were offered and sold pursuant to the exemption from registration afforded by Rule 506 under the Securities Act and/or Section 4(2) of the Securities Act.

Summary of Cash Flow for the year ended December 31, 2003 (Successor Company), the eight months ended December 31, 2002 (Successor Company), and the four months ended April 30, 2002 (Predecessor Company)

                                                                                             Predecessor
                                                             Successor Company                 Company
                                                             -----------------                 -------
                                                                       Eight Months          Four Months
                                                      Year Ended           Ended                Ended
                                                      December 31,     December 31,           April 30,
                                                        2003              2002                  2002
                                                        ----              ----                  ----
Cash (Used In) Provided by Operating Activities        $(7,120)          $(8,908)              $(14,546)
                                                       -------           -------               --------
Cash (Used In) Provided by Investing Activities          4,893            (1,173)                  (122)
                                                         -----            ------                   ----
Cash (Used In) Provided by Financing Activities:
      Equity issuances                                      --                --                     17
      Debt payments on capital leases and
      vendor financing                                  (4,006)           (1,425)                (1,273)
      Net proceeds from debt issuances                   4,500                --                     --
      Other                                               (489)             (117)                    --
                                                         -----           -------                 ------
Cash Provided (Used) in Financing Activities                 5            (1,542)                (1,256)
                                                         -----           -------                 ------
Total Change in Cash                                    (2,222)          (11,623)               (15,924)
                                                         =====           =======                =======
Cash and Cash Equivalents, end of period                $3,618            $5,840               $17,463
                                                        ======           =======               ========

Cash used in operating activities decreased from the year ended December 31, 2002 to December 31, 2003 as a result of decreases in operating losses, due substantially to our reduction in employee salary and related expenditures, reductions in network maintenance, site lease and telecommunications charges, lower insurance costs subsequent to reorganization, and decreases in funds provided by working capital, among other things discussed above.

The increase in cash provided by investing activities for the year ended December 31, 2002 to December 31, 2003 was primarily attributable to the sale of FCC licenses, offset by the purchase of restricted investments in 2002.

The increase in cash provided by financing activities for the year ended December 31, 2002 to December 31, 2003 was the result of the proceeds from borrowings under the term credit facility, offset by vendor debt and capital lease repayments.

Other

On May 1, 2002, the effective date of our Plan of Reorganization, the financing agreements that included restrictions on our ability to pay dividends were terminated as part of the implementation of our Plan of Reorganization; however, various financing documents prohibit us from paying cash dividends. We have never paid dividends and do not expect to do so in the near future.

Derivatives

In September 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires the recognition of all derivatives as either assets or liabilities measured at fair value, with changes in value reflected as current period income (loss). The effective date of SFAS No. 133, as amended by SFAS 138, is for fiscal years beginning after September 15, 2000. Except for the Rare Medium note embedded call options and the bank financing swap agreement discussed in the following paragraphs, SFAS No. 133 was not material to our financial position or results of operations as of or for the periods ended December 31, 2001, April 30, 2002, December 31, 2002 and December 31, 2003.

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

Critical Accounting Policies and Significant Estimates

Below are our accounting policies that are both important to our financial condition and operating results, and require management's most difficult, subjective and complex judgments in determining the underlying estimates and assumptions. The estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates as they require assumptions that are inherently uncertain.

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

Of the $53.9 million, approximately $6.2 million of the value attributed to MSV is the excess of fair value over cost basis and is amortized over the estimated lives of the underlying MSV assets that gave rise to the basis difference. We are amortizing this excess basis in accordance with the pro-rata allocation of various components of MSV's intangible assets as determined by MSV through recent independent valuations. Such assets consist of FCC licenses, intellectual property and customer contracts.

At December 31, 2002, our investment in MSV was impaired and we recorded a charge of approximately $15.4 million. As of January 1, 2003, approximately $6.2 million is the excess of fair value over cost basis subject to amortization.

Of the $53.9 million, we have recorded the $15.0 million note receivable from MSV, plus accrued interest thereon at its fair value, estimated to be approximately $13.0 million as of the "fresh-start" accounting date, after giving affect to discounted future cash flows at market interest rates. This note matures in November 2006, but may be fully or partially repaid prior to maturity in certain circumstances, subject to certain conditions and priorities with respect to payment of other indebtedness, involving the consummation of additional investments in MSV. We also recorded the $2.5 million convertible note issued to Motient from MSV. Please see "--Recent Developments--Mobile Satellite Ventures LP," for additional information regarding payments on the $15.0 million note.

In November 2003, we engaged CTA to perform a valuation of our equity interests in MSV as of December 31, 2002. Concurrent with CTA's valuation, Motient reduced the book value of its equity interest in MSV from $54 million (inclusive of Motient's $2.5 million convertible note from MSV) to $41 million as of May 1, 2002 to reflect certain preference rights on liquidation of certain classes of equity holders in MSV. Including its note receivable from MSV ($13 million at May 1, 2002), the book value of Motient's aggregate interest in MSV as of May 1, 2002 was reduced from $67 million to $53.9 million. Also, as a result of CTA's valuation of MSV, we determined that the value of our equity interest in MSV was impaired as of December 31, 2002. This impairment was deemed to have occurred in the fourth quarter of 2002. Motient reduced the value of its equity interest in MSV by $15.4 million as of December 31, 2002. Including its notes receivable from MSV ($19 million at December 31, 2002), the book value of Motient's aggregate interest in MSV was $32 million as of December 31, 2002. It was determined that no further impairment was required at December 31, 2003. For additional information concerning this valuation process, please see Note 2, "Significant Accounting Policies," of notes to the consolidated financial statements.

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

Deferred Taxes

We have generated significant net operating losses for tax purposes as of December 31, 2003. We have had our ability to utilize these losses limited on two occasions as a result of transactions that caused a change of control in accordance with the Internal Revenue Service Code Section 382. Additionally, since we have not yet generated taxable income, we believe that our ability to use any remaining net operating losses has been greatly reduced; therefore, we have provided a full valuation allowance for any benefit that would have been available as a result of our net operating losses. See Note 2, "Significant Accounting Policies - Deferred Taxes," of notes to the consolidated financial statements for further details.

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

In December 2003, the Staff of the SEC issued SAB No. 104, "Revenue Recognition", which supersedes SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 104's primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple-element revenue arrangements and to rescind the SEC's "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" ("FAQ") issued with SAB No. 101. Selected portions of the FAQ have been incorporated into SAB No. 104. The adoption of SAB No. 104 did not have a material impact on our revenue recognition policies.

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

To date, the majority of our business has been transacted with telecommunications, field services, natural resources, professional service and transportation companies located throughout the United States. We grant credit based on an evaluation of the customer's financial condition, generally without requiring collateral or deposits. We establish a valuation allowance for doubtful accounts receivable for bad debt and other credit adjustments. Valuation allowances for revenue credits are established through a charge to revenue, while valuation allowances for bad debts are established through a charge to general and administrative expenses. We assess the adequacy of these reserves quarterly, evaluating factors such as the length of time individual receivables are past due, historical collection experience, the economic environment and changes in credit worthiness of our customers. As of December 31, 2003 and December 31, 2002, we had a valuation allowance of approximately 16.6% and 9.7% of our accounts receivable, respectively. We believe that our established valuation allowance was adequate as of December 31, 2003 and 2002.

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

Long-lived Assets

On January 1, 2002, we adopted the provisions of SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. As of January 1, 2002, we had approximately $5.0 million of recorded goodwill. However, as part of our adoption of "fresh-start" accounting, our recorded goodwill was reduced to zero.

We account for our frequencies as finite-lived intangibles and amortize them over a 20-year estimated life. As described in note 5 of notes to consolidated financial statements, we are monitoring a pending FCC rulemaking proposal that may affect our 800 MHz spectrum, and we may change our accounting policy for FCC frequencies in the future as new information is available.

On January 1, 2002, we also adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". The statement requires that all long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured on a net realizable value basis and will not include amounts for future operating losses. The statement also broadens the reporting requirements for discontinued operations to include disposal transactions of all components of an entity (rather than segments of a business). Components of an entity include operations and cash flows that can be clearly distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. Subsequent to the period covered by this report, we engaged a financial advisor to value certain of our assets as of December 31, 2002, among other things, to test for potential impairment of certain of our long-lived assets under SFAS No. 144. This testing included valuations of software and customer-related intangibles. Based on these tests, no recording of impairment charges was required. However, we subsequently engaged this financial advisor to reevaluate the value of our customer-related intangibles as of September 30, 2003 due primarily to the decline in revenue from UPS in this time period. This valuation resulted in an impairment of the customer-related intangibles of $5.5 million in the third quarter of 2003. The adoption of SFAS No. 144 had no other material impact on our financial statements.

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

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. Previous accounting guidance was provided by Emerging Issues Task Force, or EITF, No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 replaces EITF No. 94-3. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We adopted SFAS No. 146 as of January 1, 2003, and this adoption had no material impact on our consolidated financial statements.

In November 2002, the EITF reached consensus on EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables". This consensus requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. The sale of our equipment with related services constitutes a revenue arrangement with multiple deliverables. We will be required to adopt the provisions of this consensus for revenue arrangements entered into after June 30, 2003, and we have decided to apply it on a prospective basis. We do not have any revenue arrangements that would have a material impact on our consolidated financial statements with respect to EITF No. 00-21.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure - an Amendment to SFAS No. 123". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 for public companies. This statement is effective for fiscal years beginning after December 15, 2002. We adopted the disclosure requirements of SFAS No. 148 as of January 1, 2003 and plan to continue to follow the provisions of APB Opinion No. 25 for accounting for stock based compensation.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities -- An Interpretation of ARB No. 51", which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 provides guidance related to identifying variable interest entities (previously known generally as special purpose entities, or SPEs) and determining whether such entities should be consolidated. FIN No. 46 must be applied immediately to variable interest entities created or interests in variable interest entities obtained, after January 31, 2003. For those variable interest entities created or interests in variable interest entities obtained on or before January 31, 2003, the guidance in FIN No. 46 must be applied in the first fiscal year or interim period beginning after June 15, 2003. FIN No. 46 did not have a material impact on our results of operations.

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

Please see "-Subsequent Events - Accounting and Auditing Maters" for additional information.

Item 9A.  Controls and Procedures.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer (currently our executive vice president, chief operating officer and treasurer), principal financial officer and chief accounting officer (currently our controller and chief accounting officer), of the effectiveness of our disclosure controls and procedures. Based on this evaluation, we concluded that our disclosure controls and procedures required improvement.

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

     o Fourth, department managers have been tasked with tracking relevant non-financial operating metrics such as network statistics, headcount and other pertinent operating information. Quarterly reports summarizing this information will be prepared and presented to the disclosure committee and the principal executive officer (currently our executive vice president, chief operating officer and treasurer), principal financial officer (currently our controller and chief accounting officer).

     o Fifth, certain department heads prepare weekly activities reviews, which are shared with the members of the disclosure committee as well as the principal executive officer (currently our executive vice president, chief operating officer and treasurer), principal financial officer (currently our controller and chief accounting officer). These weekly reviews and the bi-quarterly disclosure committee meetings and associated reports are intended to help inform senior management of material developments that affect our business, thereby facilitating consideration of prompt and accurate disclosure.

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

     o We circulate drafts of our public filings and reports for review to key members of the senior management team representing each functional area; and

     o In conjunction with the preparation of each quarterly and annual report to be filed with the SEC, each senior vice president and department head is required to complete and execute an internal questionnaire and disclosure certification designed to ensure that all material disclosures are reported.

Internal Controls

During the course of the fiscal 2002 year-end closing process and subsequent audit of the financial statements for the eight month period ended December 31, 2002, our management and our then-current independent auditors, PricewaterhouseCoopers, identified several matters related to internal controls that needed to be addressed. Several of these matters were classified by the auditors as "reportable conditions" in accordance with the standards of the American Institute of Certified Public Accountants, or AICPA. Reportable conditions involve matters coming to management's or our auditor's attention relating to significant deficiencies in the design or operation of internal control that, in the judgment management and the auditors, could adversely affect our ability to record, process, summarize and report financial data in the financial statements. Our principal executive officer, chief technology officer, principal financial officer (currently our controller and chief accounting officer) and audit committee are aware of these conditions and of our responses thereto, and consider them to be significant deficiencies as defined in the applicable literature embodying generally accepted auditing standards, or GAAS. On March 2, 2004, we dismissed PricewaterhouseCoopers as our independent auditors. PricewaterhouseCoopers has not reported on Motient's consolidated financial statements for any fiscal period. On March 2, 2004, we engaged Ehrenkrantz Sterling & Co. LLC as our independent auditors to replace PricewaterhouseCoopers and audit our consolidated financial statements for the period May 1, 2002 to December 31, 2002 and the year ended December 31, 2003.

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

     o Turnover at the chief financial officer position during the 2002 audit period and subsequently in March of 2003; and

     o The closure in mid-2003 of our Reston, VA facility, which required a transition of a large number of finance and general and administrative personnel to our Lincolnshire, IL facility.

Set forth below are the significant deficiencies identified by management and PricewaterhouseCoopers, together with a discussion of our corrective actions with respect to such deficiencies through June 15, 2004.

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

     o We are preparing an accounting policy and procedures manual to include procedures for all significant policies, business practices, and routine and non-routine procedures performed by each functional area. Our goal is to finalize this manual by July 31, 2004. While we believe our procedures are adequate, our efforts in this regard have been delayed to our continuing efforts to produce our financial reports on a timely basis.

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

                                    PART III


Item 10.  Directors and Executive Officers of Motient.

The following table sets forth certain information about our executive officers, directors and key employees.

Name                                 Title                                             Age         Began Service
----                                 -----                                             ---         -------------
Christopher W. Downie                Executive Vice President, Chief Operating          35          2003
                                     Officer and Treasurer
Dennis W. Matheson                   Senior Vice President and Chief                    43          1993
                                     Technology Officer
Robert L. Macklin                    General Counsel and Secretary                      29          2003
Myrna J. Newman                      Controller and Chief Accounting Officer            47          2003
Steven G. Singer                     Director, Chairman                                 43          2002
Gerald S. Kittner                    Director                                           51          2002
Peter D. Aquino                      Director                                           43          2003
Jonelle St. John                     Director                                           50          2000
James D. Dondero                     Director                                           41          2002
Raymond L. Steele                    Director                                           69          2004

Christopher W. Downie, 35. Mr. Downie was appointed executive vice president, chief operating officer and treasurer in May 2004. From March 2004 to May 2004, Mr. Downie was the executive vice president, chief financial officer and treasurer, and designated our principal executive officer. From April 2003 to March 2004, he served as vice president, chief financial officer and treasurer. From May 2002 to April 2003, Mr. Downie worked as a consultant for CTA, a communications consulting firm. While with CTA, Mr. Downie was primarily engaged on Motient-related and other telecom-related matters. From February 2000 to May 2002, Mr. Downie served as a senior vice president and chief financial officer of BroadStreet Communications, Inc. From August 1993 to February 2000, Mr. Downie was a vice president in the Investment Banking Division of Daniels & Associates, LP, an investment bank focused on communications. From 1991 to 1993, Mr. Downie served as a financial analyst at Bear Stearns & Co. Inc.

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

Robert Macklin, 29. Mr. Macklin has served as Motient's general counsel and secretary since May 2004. From September 2003 to May 2004, Mr. Macklin served as Motient's associate general counsel and secretary. From May 2001 to September 2003, he was in-house counsel to Herman Dodge & Son, Inc., a national housewares manufacturer and distributor. Prior to May 2001, he was an attorney in the corporate department of Skadden, Aprs, Slate, Meagher & Flom (Illinois).

Myrna J. Newman, 47. Ms. Newman has served as Motient's controller, chief accounting officer and principal financial officer since May 2004. From April 2003 to May 2004, she served as controller and chief accounting officer. From 2001 to 2003, she was vice president of finance for Heads and Threads International LLC, a subsidiary of Allegheny Corporation and distributor of fasteners. Prior to that, from 1995 to 2001, she was the controller of Heads and Threads.

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

Peter D. Aquino, 43. Mr. Aquino has been a Motient director since June 2003. Mr. Aquino has been a senior managing director of CTA since February 2002. From July 1995 to January 1998, Mr. Aquino was a partner of Wave International, Inc., a telecommunications investment firm. From January 1998 to February 2002, Mr. Aquino was the chief operating officer of, and a board advisor to, Veninfotel, LLC, one of Wave International's private telecom holdings in Venezuela. From 1983 to 1995, Mr. Aquino held various positions in finance, regulatory and corporate development at Bell Atlantic Corporation (now Verizon). Mr. Aquino is a director of Neon Communications, Inc., a private company.

Jonelle St. John, 50. Ms. St. John has been a Motient director since
November 2000. Ms. St. John was the chief financial officer of MCI WorldCom International in London from 1998 through 2000 following her positions as the treasurer of MCI Communications Corporation from 1993 to 1998. Prior to working with WorldCom, Ms. St. John was the vice president and treasurer and the vice president and controller of Telecom*USA, which she joined in 1985. Before 1985, Ms. St. John held various positions at Arthur Andersen LLP.

James D. Dondero, 41. Mr. Dondero has been a Motient director since July
2002. Mr. Dondero has been president of Highland Capital Management, L.P. since 1993. Mr. Dondero is also a director of Audio Visual Services Corp., Genesis Health Ventures, Inc. and American Banknote Corporation, all of which are public companies.

Raymond L. Steele, 69. Mr. Steele was elected to the board of directors in May 2004. Mr. Steele has been a director of Globix since June 2003, and is also a member of the board of directors of Dualstar Technologies Corporation and American Banknote Corporation. From August 1997 until October 2000, Mr. Steele served as a board member of Video Services Corp. Prior to his retirement, Mr. Steele held various senior positions such as Executive Vice President of Pacholder Associates, Inc. (from August 1990 until September 1993), Executive Advisor at the Nickert Group (from 1989 through 1990), and Vice President, Trust Officer and Chief Investment Officer of the Provident Bank (from 1984 through
1988).

Audit Committee Financial Expert

Our board of directors has determined that Jonelle St. John and Raymond L. Steele are "audit committee financial experts", as such term is defined under
Item 401(h) of Regulation S-K. Each of them is "independent" of management as independence for audit committee members is defined by NASDAQ rules. Stockholders should understand that this designation is a disclosure requirement of the SEC related to Ms. St. John's and Mr. Steele's experience and understanding with respect to certain accounting and auditing matters. The designation does not impose on Ms. St. John or Mr. Steele any duties, obligations or liability that are greater than are generally imposed on her as a member of the audit committee and board of directors, and their designations as audit committee financial experts pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the audit committee or board of directors.

Board Compensation

Each non-employee member of the board of directors is entitled to receive $2,000 per month, and each member of the audit committee (currently Ms. St. John, Mr. Aquino, Mr. Kittner and Mr. Steele) and the compensation and stock option committee (currently Mr. Singer, Mr. Kittner and Mr. Dondero) are entitled to receive an additional $500 and $250 per month, respectively. Each non-employee member of the board of directors also is entitled to receive an additional $1,000 for each board or committee meeting that is in excess of four meetings per year. In calculating the number of meetings held with respect to which this additional fee is to be paid, multiple meetings held on the same day are regarded as a single meeting. Further, each non-employee member of our board is eligible to receive grants of stock options under our 2002 stock option plan. No options have been granted to non-employee directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, our directors, executive officers and any persons holding more than ten percent of our common stock are required to report their ownership of the common stock and any changes in that ownership to the SEC. Specific due dates for these reports have been established by the SEC, and we are required to report in this annual report any failure to file by these dates. Based on our review of these reports filed during and in connection with the year ended December 31, 2003, and on certain written representations, we do not believe that any of our directors, officers or beneficial owners of more than ten percent of our common stock failed to file a form or report a transaction on a timely basis other than a Form 3 for Peter D. Aquino, and a Form 4 for each of Walter Purnell, Michael Fabbri, Daniel Croft, Dennis Matheson and Christopher Downie, each of which were not filed on a timely basis.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer. This code of ethics has been approved by our board of directors, and has been designed to deter wrongdoing among directors, officers and employees and promote honest and ethical conduct, full, fair, accurate and timely disclosure, compliance with applicable laws, rules and regulations, prompt internal reporting of code violations, and accountability for adherence to our code. We will, upon request, provide any person, without charge, a copy of our code of ethics. To request a copy, please contact our investor relations department at 847-478-4200.

Item 11.  Executive Compensation.

The following tables set forth (a) the compensation paid or accrued by Motient to Motient's chief executive officer and its six other most highly compensated executive officers receiving over $100,000 per year in 2003, all of whom are referred to herein as the "named executive officers" for services rendered during the fiscal years ended December 31, 2001, 2002, and 2003 and (b) certain information relating to options granted to such individuals.


                                                      Summary Compensation Table
                                                                                                                      All Other
                                           Annual Compensation               Long-Term Compensation                 Compensation
                                     ----------------------------------------------------------------------------------------------

                                                                                                Restricted           Securities
Name and                                                                    Other Annual          Stock              Underlying
Principal Position                   Year     Salary         Bonus         Compensation(1)      Awards(2) $       Options/SARs(3)
------------------------------       ----     --------      -------        ---------------      -----------       ---------------
Christopher W. Downie                2003     $129,688           $0             $88                $0                 40,000
Executive Vice President, Chief
Operating Officer and Treasurer (4)

Walter V. Purnell, Jr. (5)           2003     $272,813           $0            $774                $0                160,000
Former President and                 2002     $280,763      $50,000            $774                $0                500,000
Chief Executive Officer              2001     $286,953      $83,000            $774           $46,508                100,000

Dennis W. Matheson                   2003     $181,067           $0            $168                $0                 40,000
Senior Vice President                2002     $177,923      $25,000            $476                $0                120,000
and Chief Technology Officer         2001     $182,355      $51,940            $158           $15,609                 40,000

Daniel Croft(6)                      2003     $168,420           $0            $229                $0                 50,000
Former Senior Vice President,        2002     $173,184      $20,000         $40,146                $0                120,000
Business Development                 2001     $177,145      $14,892         $19,319            $5,850                 15,000

Michael Fabbri(6)                    2003     $171,658           $0         $24,446                $0                 40,000
Former Senior Vice                   2002     $176,515      $30,000         $29,539                $0                120,000
President, Sales                     2001     $184,220      $22,423         $41,175            $9,604                 40,000

Robert L. Macklin (7)                2003      $32,392           $0             $14                $0                 25,000
General Counsel and Secretary

Myrna J. Newman (8)                  2003      $80,985           $0             $87                $0                 15,000
Controller and principal
financial officer



(1) Includes group term life insurance premiums. For Mr. Croft, also includes commissions in 2001, 2002 and 2003 in the amounts of $19,086, $39,913 and $0, respectively. For Mr. Fabbri, also includes commissions in 2001, 2002 and 2003 in the amounts of $40,942, $29,062 and $24,290, respectively.

(2) In September 2001, Motient completed an option exchange program in which holders of previously-granted options, including the named executive officers, were entitled to exchange such options for a number of shares of restricted stock equal to 75% of the number of shares covered by the exchanged options. The amounts shown in this column for 2001 represent such restricted stock awarded in September 2001. Under Motient's Plan of Reorganization, all shares of restricted stock were cancelled as of May 1, 2002, the effective date of the Plan. On that date, holders of restricted stock received warrants to purchase 0.02613 shares of common stock at a price of $0.01 per share for each vested share of restricted stock held. Holders did not receive anything in exchange for their canceled unvested shares. The warrants expired May 1, 2004, and were never exercisable. The shares of restricted stock issued in the exchange program were to vest according to the vesting schedule of the options that were exchanged, except that no shares of restricted stock vested before May 1, 2002. These shares of restricted stock were to have vested as follows:


 Name                          Total Number of Shares                  Vesting Schedule
-----------------------        ----------------------                --------------------------
Walter V. Purnell, Jr.               357,750               182,750   shares on March 25, 2002
                                                            25,000   shares on January 25, 2003
                                                            12,500   shares on January 27, 2003
                                                            25,000   shares on January 25, 2004
                                                           112,500   shares on January 27, 2007

Dennis W. Matheson                   120,073                72,573   shares on March 25, 2002
                                                            10,000   shares on January 25, 2003
                                                             2,500   shares on January 27, 2003
                                                             2,500   shares on March 23, 2003
                                                            10,000   shares on January 25, 2004
                                                            22,500   shares on January 27, 2007

Daniel Croft                          45,000                33,750   shares on March 25, 2002
                                                             3,750   shares on January 25, 2003
                                                             3,750   shares on January 27, 2003
                                                             3,750   shares on January 25, 2004

Michael Fabbri                        73,875                46,375   shares on March 25, 2002
                                                            10,000   shares on January 25, 2003
                                                             7,500   shares on January 27, 2003
                                                            10,000   shares on January 25, 2004

As of December 31, 2001, the dollar value of restricted stock held by each of Messrs. Purnell, Matheson, Croft, and Fabbri was $150,255, $50,431, $18,900 and $31,028 respectively, and the total number of shares of restricted stock held by each of Messrs. Purnell, Matheson, Croft and Fabbri was 357,750, , 120,073, 45,000 and 73,875, respectively.

(3) For 2000 and 2001, the numbers reflect grants of options to purchase shares of common stock under Motient's former stock award plan, which was terminated in conjunction with Motient's Plan of Reorganization in 2002. Under Motient's Plan of Reorganization, all unexercised options outstanding as of May 1, 2002 were cancelled on May 1, 2002, the effective date of the Plan. For 2002 and 2003, the numbers reflect grants of options to purchase shares of common stock under Motient's 2002 stock option plan. Motient has not granted stock appreciation rights, or SARs.

(4) Mr. Downie's employment began in April 2003.

(5) Mr. Purnell's employment terminated in March 2004.

(6) Mr. Croft's and Mr. Fabbri's employment terminated in February 2004.

(7) Mr. Macklin's employment began in September 2003.

(8) Ms. Newman's employment began in April 2003.

The following table sets forth each grant of stock options made during fiscal year 2003 to each of the named executive officers.


                                          Option/SAR Grants in Last Fiscal Year

                                                   Individual Grants
                             ---------------------------------------------------------------
                                                                                              Potential Realizable
                                                                                             Value at Assumed Annual
                               Number of      % of Total                                      Rates of Stock Price
                               Securities     Options/SARs                                       Appreciation for
                               Underlying      Granted to      Exercise or                        Option Term(1)
                              Options/SARs     Employees/      Base Price                     -----------------------
 Name                           Granted       Fiscal Year      ($/Share)     Expiration Date     5%            10%
 ----                           -------       -----------      ---------     ---------------     --            ---
Christopher W. Downie (5)        40,000            8%           $5.15         7/15/2013       $130,000       $329,000
Walter V. Purnell, Jr.          160,000           31%           $5.15         7/15/2013       $519,000     $1,314,000
Dennis W. Matheson               40,000            8%           $5.15         7/15/2013       $130,000       $329,000
Daniel Croft(4)                  50,000           10%           $5.15         7/15/2013       $162,000       $411,000
Michael Fabbri(4)                40,000            8%           $5.15         7/15/2013       $130,000       $329,000
Robert Macklin                   25,000            5%           $5.65         9/14/2013       $89,000        $225,000
Myrna Newman                     15,000            3%           $3.00         4/20/2013       $29,000         $72,000


(1) Based on actual option term and annual compounding.

(2) One-half of these options become exercisable in three annual installments, vesting at the rate of 33-1/3 % per year for three years. The other one-half of these options become exercisable only upon the attainment of specified operating and performance targets for the year ending December 31, 2004.

(4) Mr. Croft's and Mr. Fabbri's vested options will terminate on February 18, 2006.

(5) Mr. Downie's options vested with his designation as principal executive officer in April 2004.

The following table sets forth, for each of the named executive officers, the value of unexercised options at fiscal year-end.



Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values (1)

                                                                        Number of Securities    Value of Unexercised
                                                                             Underlying             in-the-Money
                                                                       Unexercised Options at      Options/SARs at
                                    Shares                                 Fiscal Year-End       Fiscal Year-End($)
                                 Acquired on                                Exercisable/            Exercisable/
 Name                            Exercise (#)    Value-Realized ($)         Unexercisable           Unexercisable
 ----                            ------------    ------------------         -------------           -------------
Christopher W. Downie                 --                 --                   0/40,000                   0/0
Walter V. Purnell, Jr.                --                 --                493,316/660,000               0/0
Dennis W. Matheson                    --                 --                40,000/120,000                0/0



Daniel Croft                          --                 --                40,000/130,000                0/0
Michael Fabbri                        --                 --                40,000/120,000                0/0
Robert Macklin                        --                 --                   0/25,000                   0/0
Myrna Newman                          --                 --                   0/15,000                   0/0


          (1)  Motient has not granted SARs.

          (2) Upon the termination of Messers. Croft and Fabbri as part of its February 2004 reduction in force, Motient accelerated outstanding options to purchase an aggregate of 100,000 shares of our common stock at $3.00 per share and 22,500 shares at $5.15 per share (split approximately equally between Messrs. Croft and Fabbri). All remaining outstanding options held by Messrs. Croft and Fabbri were cancelled.

The following table sets forth, for each of the named executive officers, the value of unexercised options at fiscal year-end.

Change of Control Agreements

Pursuant to the Plan of Reorganization, Motient entered into a change of control agreement, effective May 1, 2002, with each of Messrs. Matheson, Fabbri, and Croft and six other vice presidents of Motient. Under the agreements, each officer is eligible to receive one year of their annual base salary (excluding cash bonus) in the event that both (x) a "change in control" or an anticipated "change in control," as defined in the change of control agreement, has occurred and (y) the employee is terminated or his or her compensation or responsibilities are reduced. The events constituting a "change of control" generally involve the acquisition of greater than 50% of the voting securities of Motient, as well as certain other transactions or events with a similar effect. In July 2002, Mr. Purnell's change of control agreement was superseded by the executive retention agreement described below. As part of their termination from Motient in February 2004, Messrs. Fabbri and Croft were provided severance pay and certain outstanding options were accelerated as settlement of their change of control agreements.

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

2002 Stock Option Plan

Our 2002 stock option plan was adopted by the board of directors on May 31, 2002 and received stockholder approval on July 11, 2002. A total of 2,993,024 shares of common stock have been reserved for issuance under the 2002 stock option plan. Under the 2002 stock option plan, we are authorized to grant options to purchase shares of common stock intended to qualify as incentive stock options, as defined under section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified stock options to any employees, outside directors, consultants, advisors and individual service providers whose participation in the 2002 stock option plan is determined by our compensation and stock option committee to be in our best interests. The term of each stock option is fixed by the board of directors or the compensation committee, and each stock option is exercisable within ten years of the original grant date. Generally, an option is not transferable by the recipient except by will or the laws of descent and distribution. Some change of control transactions, such as a sale of Motient, may cause awards granted under the 2002 stock option plan to vest. As of December 31, 2003, options to purchase 1,757,513 shares of our common stock were outstanding. In March 2003, the board of directors approved a reduction in the exercise price of all of our then-outstanding stock options from $5.00 per share to $3.00 per share.

Compensation and Stock Option Committee Interlocks and Insider Participation

From January 1, 2002 to May 1, 2002, the compensation and stock option committee of Motient's board of directors consisted of Ms. St. John and Messrs. Parrott, Parsons, Purnell and Quartner. During this time, Messrs. Parsons and Purnell were executive officers of Motient. From May 1, 2002 to December 31, 2002, the compensation and stock option committee of Motient's board of directors consisted of Messrs. Singer, Kittner and Stranzl. During this time, none of these individuals were executive officers of Motient. In 2003, the compensation and stock option committee of Motient's board of directors consisted of Messrs. Singer, Kittner and Dondero. During this time, none of these individuals were executive officers of Motient.

Mr. Kittner is an advisor and consultant for CTA. During 2002, Motient and/or certain of its subsidiaries were party to certain contracts and/or transactions with CTA. All of these contracts and transactions were approved by Motient's board of directors, and Motient believes that the contracts and transactions were made on terms substantially as favorable to Motient as could have been obtained from unaffiliated third parties. The following is a description of such contracts and transactions. In addition, this section describes the relationship between Steven Singer and one of the lenders under our credit facility. For additional information concerning these relationships, see "Item 13 -- Certain Relationships and Related Transactions."

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

On January 30, 2004, Motient engaged CTA to act as chief restructuring entity. The term of CTA's engagement is currently scheduled to end in August 2004. As consideration for this work, we agreed to pay to CTA a monthly fee of $60,000. The new agreement modifies the consulting arrangement discussed above.

CTA had previously acted as the spectrum and technology advisor to the official committee of unsecured creditors in connection with our Chapter 11 case. CTA received a total of $475,000 in fees for such advice and was reimbursed a total of $4,896 for expenses in connection with the rendering of such advice.

Except for the warrant offered and provided to certain CTA affiliates described below, neither CTA, nor any of its principals or affiliates is a stockholder of Motient, nor does it hold any debt of Motient (other than indebtedness as a result of consulting fees and expense reimbursement owed to CTA in the ordinary course under our existing agreement with CTA). CTA has informed us that in connection with the conduct of its business in the ordinary course, (i) it routinely advises clients in and appears in restructuring cases involving telecommunications companies throughout the country, and (ii) certain of our stockholders and bondholders and/or certain of their respective affiliates or principals, may be considered to be (A) current clients of CTA in matters unrelated to Motient; (B) former clients of CTA in matters unrelated to Motient; and (C) separate affiliates of clients who are (or were) represented by CTA in matters unrelated to Motient.

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

In April 2004 and July 2004, as part of two private placements, certain CTA affiliates received warrants for 400,000 and 340,000 shares, respectively, of our common stock at an exercise price of $5.50 and $8.57, respectively, per share.

In addition, on January 27, 2003, our wholly-owned subsidiary, Motient Communications, closed a term credit agreement with a group of lenders, including several of our existing stockholders. The lenders include Gary Singer, directly or through one or more entities. Gary Singer is the brother of Steven
G. Singer, one of our directors serving on the compensation and stock option committee. Steven Singer has, and continues to recuse himself from all discussions of the credit agreement and has abstained from voting on all matters regarding the credit agreement.

Item 12. Security Ownership Of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table and the accompanying notes set forth certain information, as of June 24, 2004 (or any other date that is indicated) concerning the beneficial ownership of Motient's common stock by (i) each person who is known by Motient to own beneficially more than five percent of Motient's common stock, (ii) each director, (iii) each executive officer named in the summary compensation table and (iv) all directors and executive officers as a group. Except as otherwise indicated, each person listed in the table has informed Motient that such person has sole voting and investment power with respect to such person's shares of common stock and record and beneficial ownership with respect to such person's shares of common stock.

                                                               Number of          %of Class
  Name of Beneficial Owner                                     Shares (1)            (1)
  ------------------------                                     ----------            ---
  Highland Capital Management, L.P. (2)
  13445 Noel Road
  Suite 3300
  Dallas, TX  75240                                             4,424,559          14.9%

  Paul Tudor Jones, II (3)
  c/o Tudor Investment Corporation
  1275 King St.                                                 2,545,455           8.5%
  Greenwich, CT 06831

  George W.  Haywood (4)
  c/o Cronin & Vris, LLP
  380 Madison Avenue
  24th Floor                                                    3,389,500          11.4%
  New York, NY 10017

  James G.  Dinan (5)
  York Capital Management & affiliates
  350 Park Avenue
  4th Floor                                                     2,276,445           7.6%
  New York, NY 10022

  John C. Waterfall
  c/o Morgens, Waterfall, Vintiadis & Co., Inc. (6)
  600 Fifth Avenue                                              2,610,000           8.8%
  27th Floor
  New York, NY 10020


Directors and Executive Officers
Dennis W. Matheson (7)                                           60,990           *
Christopher W. Downie (8)                                       141,160           *
Robert Macklin (7)                                                  619           *
Myrna Newman (7)                                                  2,500           *
Peter D. Aquino                                                       0           *
Gerald S. Kittner                                                     0           *
Steven G. Singer                                                      0           *
Jonelle St. John                                                      0           *
Raymond L. Steele                                                     0           *
James D. Dondero (2)                                          4,424,559          14.9%
All directors and named executive officers as a group (13
persons)                                                      4,629,828          15.5%

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

(2) Highland Capital Management, L.P., Strand Advisors, Inc. and James Dondero are deemed to beneficially own 4,424,559 shares of our common stock, which include 1,155,224 shares owned by Prospect Street High Income Portfolio Inc., 1,627,545 shares owned by Highland Crusader Offshore Partners, L.P., 223,880 shares owned by Highland Legacy, Limited, 223,880 shares owned by Pamco Cayman Limited, 1,082,090 shares owned by Pam Capital Funding, LP and 111,940 shares owned by Prospect Street Income Shares Inc. Highland Capital Management is the investment advisor of the above-named entities, and Strand Advisors is the general partner of Highland Capital Management. As such, Highland Capital Management and Strand Advisors has shared voting and investment power over these shares and accordingly is deemed to beneficially own them. Mr. Dondero is the president of Highland Capital Management and the president and a director of Strand Advisors, Inc., Prospect Street High Income Portfolio Inc. and Prospect Street Income Shares Inc. and may be deemed to share voting and investment power with respect to all shares held by the Highland Capital Management entities named above. Mr. Dondero disclaims beneficial ownership of such shares except to the extent of his pecuniary interest.

(3) The shares of common stock reported herein as beneficially owned are owned directly by Tudor Proprietary Trading, L.L.C. (224,221 shares), The Altar Rock Fund, L.P. (20,682 shares), The Raptor Global Portfolio, Ltd. (1,882,115 shares), and The Tudor BVI Global Portfolio Ltd. (418,437 shares). Because Tudor Investment Corporation is the sole general partner of Altar Rock and provides investment advisory services to Raptor Portfolio and BVI Portfolio, Tudor Investment Corporation may be deemed beneficially to own the shares of Common Stock owned by each. Tudor Investment Corporation expressly disclaims such beneficial ownership. In addition, because Mr. Jones is the controlling shareholder of Tudor Investment Corporation and the indirect controlling equity holder of Tudor Proprietary Trading, Mr.
    Jones may be deemed beneficially to own the shares of Common Stock deemed beneficially owned by Tudor Investment Corporation and Tudor Proprietary Trading. Mr. Jones expressly disclaims such beneficial ownership. Share ownership is based on a Schedule 13G filed April 26, 2004.

(4) Does not includes 130,000 shares owned indirectly, including 50,000 shares of our common stock beneficially owned by Mr. Haywood's spouse and 36,000 shares of our common stock beneficially owned by Mr. Haywood's children. Share ownership is based on the latest publicly available information, a Form 4 filed with the SEC on May 5, 2004.

(5) James G. Dinan beneficially owns the 2,276,445 shares of our common stock, which includes shares owned by York Investment Limited, York Capital Management L.P., York Select L.P., York Select Unit Trust, York Distressed Opportunities Fund, L.P., York Offshore Investment Unit Trust and certain shares held by certain other funds and accounts over which Mr. Dinan has discretionary investment authority. Mr. Dinan is the senior managing member and holder of a controlling interest in Dinan Management, L.L.C., York Select Domestic Holdings, LLC, York Select Offshore Holdings, LLC, York Offshore Holdings L.L.C. and York Distressed Domestic Holdings, LLC. Mr. Dinan is also a director and holder of a controlling interest in York Offshore Holdings, Limited. York Offshore Holdings is the investment manager of York Investment. Dinan Management is the general partner of York Capital Management. York Select Domestic Holdings is the general partner of York Select. York Select Offshore Holdings is the investment manager of York Select Unit Trust. York Distressed Domestic Holdings is the investment manager of York Distressed Opportunities Fund. York Offshore Holdings is the investment manager of York Offshore Investors. Mr. Dinan is the president and sole shareholder of JGD Management Corp., which manages the other funds and accounts that hold our common stock over which Mr. Dinan has discretionary investment authority. Share ownership is based on a Schedule 13G/A and a Form 3 filed with the SEC on March 10, 2004 and a form 4 filed on April 5, 2004. York Capital Management, York Investment Limited, York Distressed Opportunities Fund and York Offshore Investors Unit Trust received warrants to purchase 52,500, 118,750, 72,500 and 68,750 shares of our common stock, respectively, in January 2003 upon the closing of a term credit facility. These warrants are fully vested and exercisable.

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

(7) Comprised of shares underlying stock options that have vested.

(8) Comprised of shares underlying options and a warrant that are fully vested and exercisable.

Securities Issued Under Equity Compensation Plans

The following table provides information regarding equity compensation plans under which our equity securities were authorized for issuance as of December 31, 2003.

                      Equity Compensation Plan Information


                                                                                                       Number of
                                                                                                      securities
                                                                                                  remaining available
                                                             Number of                            for future issuance
                                                         securities to be                            under equity
                                                            issued upon         Weighted-average   compensation plans
                                                            exercise of        exercise price of      (excluding
                                                            outstanding           outstanding         securities
                                                         options, warrants     options, warrants     reflected in
                                                            and rights             and rights         column(a))
Plan Category                                                   (a)                   (b)                (c)
-------------                                                   ---                   ---                ---
Equity compensation plans approved by security holders       2,993,024            $3.61(1)            1,235,511
Equity compensation plans not approved by security
holders                                                          0                   0                    0
                                                             ---------            -------             ---------
Total                                                        2,993,024            $3.61(1)            1,235,511


(1) In March 2003, our board of directors approved the reduction in the exercise price of all of the outstanding stock options from $5.00 per share to $3.00 per share.

Item 13.  Certain Relationships and Related Transactions.

This section describes arrangements with CTA, an entity in which (i) Jared E. Abbruzzese, a director until June 20, 2003, is the chairman, (ii) Gerald S. Kittner, a Motient director, is an advisor and consultant, (iii) Christopher W. Downie, Motient's executive vice president, chief operating officer and treasurer, was formerly affiliated and (iv) Peter Aquino, a Motient director, is a senior managing director. Additionally, this section describes related party transactions concerning our credit facility.

Communication Technology Advisors LLC

Jared E. Abbruzzese, a director until June 20, 2003, is the chairman of CTA. Gerald S. Kittner, a Motient director, is an advisor and consultant for CTA. Peter D. Aquino, also a Motient director, is a senior managing director of CTA. Christopher W. Downie was formerly affiliated with CTA and is now our executive vice president, chief operating officer and treasurer.

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

On January 30, 2004, we engaged CTA to act as chief restructuring entity. The term of CTA's engagement is currently scheduled to end in August, 2004. As consideration for this work, Motient agreed to pay to CTA a monthly fee of $60,000. The new agreement amends the consulting arrangement discussed above.

CTA had previously acted as the spectrum and technology advisor to the official committee of unsecured creditors in connection with our Chapter 11 case. CTA received a total of $475,000 in fees for such advice and was reimbursed a total of $4,896 for expenses in connection with the rendering of such advice.

Except for the warrants offered to certain CTA affiliates described below, or certain warrants received by certain CTA affiliates in connection with the April 7, 2004 and July 1, 2004 private placements of our common stock, neither CTA, nor any of its principals or affiliates is a stockholder of Motient, nor does it hold any debt of Motient (other than indebtedness as a result of consulting fees and expense reimbursement owed to CTA in the ordinary course under our existing agreement with CTA). CTA has informed us that in connection with the conduct of its business in the ordinary course, (i) it routinely advises clients in and appears in restructuring cases involving telecommunications companies throughout the country, and (ii) certain of our stockholders and bondholders and/or certain of their respective affiliates or principals, may be considered to be (A) current clients of CTA in matters unrelated to Motient; (B) former clients of CTA in matters unrelated to Motient; and (C) separate affiliates of clients who are (or were) represented by CTA in matters unrelated to Motient.

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

In April 2004, certain CTA affiliates received warrants to purchase 400,000 shares of our common stock at an exercise price of $5.50. The warrant (or warrants) has a term of five years. These warrants were valued at $2.5 million and were recorded in April of 2004.

In July 2004, certain CTA affiliates received warrants to purchase 340,000 shares of our common stock at an exercise price of $8.57 per share. The warrants have a term of five years.

Mr. Abbruzzese, Mr. Kittner and Mr. Aquino did not participate in the deliberations or vote of the board of directors with respect to the foregoing matters while serving as a member of the board.

Term Credit Facility

On January 27, 2003, our wholly-owned subsidiary, Motient Communications, closed a $12.5 million term credit agreement with a group of lenders, including several of our existing stockholders. For more information regarding the term credit agreement, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Term Credit Facility". The lenders include the following entities or their affiliates: M&E Advisors, L.L.C, Bay Harbour Partners, York Capital, and Lampe Conway & Co. York Capital is affiliated with James G. Dinan and JGD Management Corp. JGD Management Corp., James G. Dinan, James D. Dondero and Highland Capital Management each hold 5% or more of our common stock. The lenders also include Gary Singer, directly or through one or more entities. Gary Singer is the brother of Steven G. Singer, one of our directors.

The table below shows, as of June 24, 2004 the number of shares of Motient common stock beneficially owned by the following parties to the term credit agreement, based solely on filings made by such parties with the SEC:

         Name of Beneficial Owner                 Number of Shares
         ------------------------                 ----------------
         James G. Dinan*                             2,276,445
         JGD Management Corp.*                       2,276,445
         Highland Capital Management**               4,424,559
         James Dondero**                             4,424,559

         *JGD Management Corp and James G. Dinan share beneficial ownership with respect to the 2,276,445 shares of our common stock. Mr. Dinan is the president and sole stockholder of JGD Management Corp, which manages the other funds and accounts that hold our common stock over which Mr. Dinan has discretionary investment authority.
         ** James D. Dondero, a member of our board of directors, is the President of Highland Capital Management, L.P., which, pursuant to an arrangement with M&E Advisors, L.L.C., has indirectly made a commitment under the credit facility.

Private Placement of Common Stock

Certain of our directors and holders of more than 5% of our common stock participated in the April 7, 2004,and July 1, 2004 private placements of our common stock. PDA Group, LLC, an entity wholly owned by Peter D. Aquino, one of our directors, was assigned by Tejas Securities, our placement agent, warrants to purchase 56,250 shares of our common stock at a price of $5.50 per share. James D. Dondero, a director and beneficial owner of more than 5% of our common stock, purchased an aggregate of 1,020,455 shares of our common stock in such private placement. In addition, he also received warrants to purchase 136,364 shares of our common stock at a price of $5.50 per share, and warrants to purchase 71,250 shares of our common stock at a price of $8.57 per share, which will vest if and only if we do not meet certain deadlines with respect to the registration of the common stock sold in the private placement.

Item 14.  Principal Accountant Fees and Services.

Auditor Fees

The following table outlines our fees from our auditors for 2003 and 2002.

                                 Twelve Months Ended      Twelve Months Ended
                                  December 31, 2003        December 31, 2002
                                 -------------------      -------------------
        Audit fees                    $695,193                 $237,558
        Audit related fees              64,425                    8,846
        Tax fees                        25,325                       --
        Other                           20,338                       --
           Total                      $805,281                 $246,404



Audit Committee Policies

The audit committee of Motient's board of directors is solely responsible for the approval in advance of all audit and permitted non-audit services to be provided by the independent auditors (including the fees and other terms thereof), subject to the de minimus exceptions for non-audit services provided by Section 10A(i)(1)(B) of the Exchange Act, which services are subsequently approved by the audit committee prior to the completion of the audit. None of the fees listed above are for services rendered pursuant to such de minimus exceptions.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following documents are filed as part of this Form 10-K:

     1) The following consolidated financial statements are included as follows:



                                                                                                                Page

Report of Independent Registered Public Accounting Firm   ......................................................F-1

Consolidated Statements of Operations   ........................................................................F-2

Consolidated Balance Sheets   ..................................................................................F-3

Consolidated Statements of Changes in Stockholders' Equity (Deficit)  ..........................................F-4

Consolidated Statements of Cash Flows   ........................................................................F-5

Notes to Consolidated Financial Statements   ...................................................................F-6

Quarterly Financial Data   .....................................................................................F-70

2. Financial Statement Schedules

Financial Statement Schedules not included below have been omitted because they are not required or not applicable, or because the required information is shown in the financial statements or notes thereto.

Schedule II - Valuation and Qualifying Accounts

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
                    27, 2003, by and among the Company, Motient Communications
                    Inc., Motient Holdings Inc., the Lenders named therein, and
                    M&E Advisors, L.L.C., as Administrative Agent and Collateral
                    Agent (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended
                    December 31, 2002).

10.25   -           Security Agreement, dated as of January 27, 2003, between
                    Motient Communications Inc. and M&E Advisors L.L.C. as
                    Collateral Agent (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).

10.26   -           First Amendment to Security Agreement, dated as of January
                    30, 2003, between Motient Communications Inc. and M&E
                    Advisors L.L.C. as Collateral Agent (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).

10.27   -           Motient Corporation Share Pledge Agreement, dated as of
                    January 27, 2003, between Motient Corporation and M&E
                    Advisors L.L.C., as Collateral Agent (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).

10.28   -           Motient Holdings Share Pledge Agreement, dated as of January
                    27, 2003, between Motient Holdings Inc. and M&E Advisors
                    L.L.C., as Collateral Agent (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).

10.29   -           Form of Warrant to purchase shares of common stock of
                    Motient Corporation issued to lenders under the Amended and Restated Term Credit Agreement dated as of January 27, 2003
                    (incorporated by reference to Exhibit 10.29 to the Company's
                    Annual Report on Form 10-K for the year ended December 31,
                    2002).

10.30*  -           Letter amendment to Executive Retention Agreement, dated as of February 10, 2004, by and between Walter V. Purnell, Jr.
                    and the Company (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).

10.31   -           Amendment No. 1 to Amended and Restated Term Credit
                    Agreement, dated March 16, 2004, by and among Motient
                    Communications Inc., Motient License Inc., the Required
                    Lenders party thereto, and M&E Advisors, L.L.C., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).

10.32   -           Omnibus Amendment to SLA Note and Credit Facility, dated as of March 16, 2004, by and among Motient Communications Inc.,
                    Motient Corporation, Motient Holdings Inc., Motient Services
                    Inc., and Motorola, Inc. (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).

10.33   -           Share Pledge Agreement, dated as of March 16, 2004, by and between Motient Communications Inc. and M&E Advisors, L.L.C.
                    (incorporated by reference to Exhibit 10.33 to the Company's
                    Annual Report on Form 10-K for the year ended December 31,
                    2002).

10.34   -           Warrant to purchase shares of common stock of Motient
                    Corporation, issued to lenders under Amendment No. 1 to Amended and Restated Term Credit Agreement, dated March 16,
                    2004 (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended
                    December 31, 2002).

10.35   -           Registration Rights Agreement, dated March 16, 2004, by and between Motient Corporation and M&E Advisors, L.L.C. in its capacity as Administrative and Collateral Agent under Amendment No. 1 to Amended and Restated Term Credit
                    Agreement (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended
                    December 31, 2002).

10.36   -           Collateral Agency, Subordination and Intercreditor
                    Agreement, dated as of March 16, 2004, by and among Motient
                    Communications Inc., Motient License Inc., M&E Advisors
                    L.L.C., and Motorola, Inc. (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).

10.37   -           Subordinate Motient Communications Share Pledge Agreement,
                    dated as of March 16, 2004, by and between Motient
                    Communications Inc. and Motorola, Inc. (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).

10.38   -           Common Stock Purchase Agreement, dated as of April 7, 2004, by and among Motient Corporation and the Raptor Global
                    Portfolio, Ltd., et al (incorporated by reference to Exhibit
                    10.38 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.39   -           Registration Rights Agreement, dated as of April 7, 2004, by and among Motient Corporation and the Raptor Global
                    Portfolio, Ltd., et al (incorporated by reference to Exhibit
                    10.39 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.40   -           Form of Common Stock Purchase Warrant, dated as of April 7,
                    2004 (incorporated by reference to Exhibit 10.40 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.41   -           Form of Common Stock Purchase Warrant, dated as of April 7,
                    2004 (incorporated by reference to Exhibit 10.41 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

21.1    -           Subsidiaries of the Company (filed herewith).

23.1    -           Consent of Friedman LLP , Independent Registered Public
                    Accounting Firm (filed herewith)

31.1    -           Certification Pursuant to Rule 13a-14(a)/15d-14(a), of the
                    Executive Vice President, Chief Operating Officer and
                    Treasurer (principal executive officer).

31.2    -           Certification Pursuant to Rule 13a-14(a)/15d-14(a), of the
                    Controller and Chief Accounting Officer (principal financial officer)

32.1    -           Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Executive Vice President, Chief Operating Officer and and
                    Treasurer (principal executive officer)

32.2    -           Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
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

                            MOTIENT CORPORATION


                            By      /s/ Christopher W. Downie
                                    -------------------------
                                    Christopher W. Downie
                                    Executive Vice President
                                    Chief Operating Officer and Treasurer

                            Date: July 2, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Christopher W. Downie         Executive Vice President, Chief Operating Officer      July 2, 2004
-------------------------------   and Treasurer (principal executive officer)
Christopher W. Downie


/s/ Myrna J. Newman               Controller and Chief Accounting Officer (principal     July 2, 2004
-------------------------------   financial officer)
Myrna J. Newman

/s/ Steven G. Singer              Chairman of the Board                                  July 2, 2004
-------------------------------
Steven G. Singer

/s/ Jonelle St. John              Director                                               July 2, 2004
-------------------------------
Jonelle St. John

/s/ Gerald S. Kittner             Director                                               July 2, 2004
-------------------------------
Gerald S. Kittner

/s/ James D. Dondero              Director                                               July 2, 2004
-------------------------------
James D. Dondero

/s/ Raymond L. Steele             Director                                               July 2, 2004
-------------------------------
Raymond J. Steele



                          INDEX TO FINANCIAL STATEMENTS

                      MOTIENT CORPORATION AND SUBSIDIARIES


Report of Independent Registered Public Accounting Firm   .....................................................     F-1

Consolidated Statements of Operations   .......................................................................     F-2

Consolidated Balance Sheets   .................................................................................     F-3

Consolidated Statements of Changes in Stockholders' Equity (Deficit)   ........................................     F-4

Consolidated Statements of Cash Flows   .......................................................................     F-5

Notes to Consolidated Financial Statements   ..................................................................     F-6

Quarterly Financial Data   ....................................................................................     F-70


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Motient Corporation:

We have audited the accompanying consolidated balance sheets of Motient Corporation (a Delaware Corporation) and Subsidiaries (together the "Company") as of December 31, 2003 and 2002 (Successor Company), and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the year ended December 31, 2003 (Successor Company), the eight months ended December 31, 2002 (Successor Company), the four months ended April 30, 2002 (Predecessor Company) and the year ended December 31, 2001 (Predecessor Company). Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of Motient Corporation and Subsidiaries as of December 31, 2003 and 2002 (Successor Company) and the results of their operations and their cash flows flows for the year ended December 31, 2003 (Successor Company), the eight months ended December 31, 2002 (Successor Company), the four months ended April 30, 2002 (Predecessor Company) and the year ended December 31, 2001 (Predecessor Company) in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



/s/ Friedman LLP
----------------
Livingston, New Jersey
July 2, 2004


                      Motient Corporation and Subsidiaries
                      Consolidated Statements of Operations
 For the Year Ended December 31, 2003, the Eight Months Ended December 31, 2002,
   the Four Months Ended April 30, 2002 and the Year Ended December 31, 2001
                      (in thousands, except per share data)


                                                                             Successor Company              Predecessor Company
                                                                             -----------------              -------------------

                                                                                        Eight Months     Four Months     (Restated)
                                                                         Year Ended        Ended           Ended         Year Ended
                                                                        December 31,    December 31,      April 30,     December 31,
                                                                            2003            2002            2002            2001
                                                                            ----            ----            ----            ----
REVENUES
   Services and related revenues                                       $  49,275        $  35,501        $  16,809        $  68,063
   Sales of equipment                                                      5,210            1,116            5,564           22,202
                                                                       ---------        ---------        ---------        ---------
       Total revenues                                                     54,485           36,617           22,373           90,265
                                                                       ---------        ---------        ---------        ---------

COSTS AND EXPENSES
   Cost of services and operations (including
   stock-based compensation of $211 for the year
   ended December 31, 2003; exclusive of
   depreciation and amortization below)                                   51,393           38,141           21,909           73,064
   Cost of equipment sold (exclusive of
   depreciation and amortization)                                          5,942            2,226            5,980           34,116
   Sales and advertising (including stock-based
   compensation of $151 for the year ended December 31, 2003)              4,552            4,825            4,287           22,618
   General and administrative (including
   stock-based compensation of $241 for the year
   ended December 31, 2003)                                               11,299            9,691            4,130           20,543
   Restructuring charges                                                    --                 25              584            4,739
   Depreciation and amortization                                          21,466           15,509            6,913           32,408
                                                                       ---------        ---------        ---------        ---------
    Total Costs and Expenses                                              94,652           70,417           43,803          187,488
                                                                       ---------        ---------        ---------        ---------

       Operating loss                                                    (40,167)         (33,800)         (21,430)         (97,223)

   Interest and other income (expense)                                       662              (89)             145            1,128
   Interest expense                                                       (6,365)          (1,910)          (1,850)         (61,675)
   Other income from Aether/MSV                                            2,203            1,017            1,125             --
   Gain (loss) on disposal of assets                                      (3,037)          (2,116)            (591)              67
   Loss on impairment of asset                                            (5,535)            --               --               --
   Gain on sale of transportation and satellite assets                      --                385              372           23,201
   Gain on Rare Medium Note call option                                     --               --               --              1,511
   Rare Medium merger costs                                                 --               --               --             (4,054)
   XM Radio equity investment impairment charge                             --               --               --            (81,467)
   Equity in losses of XM Radio and MSV                                   (9,883)         (22,273)          (1,909)         (48,488)
                                                                       ---------        ---------        ---------        ---------
   Loss before reorganization items                                      (62,122)         (58,786)         (24,138)        (267,000)

   Reorganization items:
   Costs associated with debt restructuring                                 --               (772)         (22,324)          (1,254)
   Gain (loss) on extinguishment of debt                                    --               --            183,725           (1,243)
   Gain on fair market adjustment of assets/liabilities                     --               --             94,715             --
                                                                       ---------        ---------        ---------        ---------

   (Loss) income before income taxes                                     (62,122)         (59,558)         231,978         (269,497)

   Income tax provision                                                     --               --               --               --
                                                                       ---------        ---------        ---------        ---------

   Net (loss) income                                                   $ (62,122)       $ (59,558)       $ 231,978        $(269,497)
                                                                       =========        =========        =========        =========

   Net (loss) income -  basic and diluted                              $   (2.47)       $   (2.37)       $    3.98        $   (5.27)
                                                                       =========        =========        =========        =========

   Weighted-Average Common Shares Outstanding -                           25,145           25,097           58,251           51,136
   basic and diluted

The accompanying notes are an integral part of these consolidated financial statements.


                      Motient Corporation and Subsidiaries
                           Consolidated Balance Sheets
                        as of December 31, 2003 and 2002
                 (in thousands, except share and per share data)


                                                                                          Successor     Successor
                                                                                           Company       Company
                                                                                           -------       -------
                                                                                             2003          2002
                                                                                             ----          ----
        ASSETS
        CURRENT ASSETS:
           Cash and cash equivalents                                                         $3,618    $  5,840
           Accounts receivable-trade, net of allowance for doubtful accounts of $759
           and $1,003 at December 31, 2003 and 2002                                           3,804       9,339
           Inventory                                                                            240       1,077
           Due from Mobile Satellite Ventures LP, net                                            93         234
           Assets held for sale                                                               2,734          --
           Deferred equipment costs                                                           3,765       2,755
           Other current assets                                                               5,091       6,796
           Restricted cash and short-term investments                                           504         604
                                                                                                ---         ---
              Total current assets                                                           19,849      26,645
                                                                                             ------      ------

        RESTRICTED INVESTMENTS                                                                1,091          --
        PROPERTY AND EQUIPMENT, net                                                          31,381      46,405
        FCC LICENSES AND OTHER INTANGIBLES, net                                              74,021      94,921
        INVESTMENT IN AND NOTES RECEIVABLE FROM MSV                                          22,610      32,493
        DEFERRED CHARGES AND OTHER ASSETS                                                     8,076       1,757
                                                                                              -----       -----
              Total assets                                                                 $157,028    $202,221
                                                                                           ========    ========

        LIABILITIES AND STOCKHOLDERS' EQUITY
        CURRENT LIABILITIES:
           Accounts payable and accrued expenses                                            $12,365    $ 13,040
           Deferred equipment revenue                                                         3,795       2,861
           Deferred revenue and other current liabilities                                    11,005       5,308
           Obligations under capital leases, current                                          1,454       3,031
           Vendor financing commitment, current                                               2,413       1,020
                                                                                              -----       -----
              Total current liabilities                                                      31,032      25,260
                                                                                             ------      ------
        LONG-TERM LIABILITIES:
           Notes payable, including accrued interest thereon                                 22,885      20,943
           Term Credit Facility                                                               4,914          --
           Capital lease obligations, net of current portion                                  1,642       3,219
           Vendor financing commitment, net of current portion                                2,401       4,927
           Other long-term liabilities                                                        1,347       4,824
                                                                                              -----       -----
              Total long-term liabilities                                                    33,189      33,913
                                                                                             ------      ------
              Total liabilities                                                              64,221      59,173
                                                                                             ------      ------
        COMMITMENTS AND CONTINGENCIES                                                            --          --

        STOCKHOLDERS' EQUITY:
        Preferred Stock; par value $0.01; authorized 5,000,000 shares and no shares              --          --
        outstanding at December 31, 2003 and 2002
        Common Stock; voting, par value $0.01; authorized 100,000,000 shares;
        25,196,840 and 25,097,256 shares issued and outstanding at December 31, 2003
        and 2002, respectively                                                                  252         251
        Additional paid-in capital                                                          198,743     197,814
        Common stock purchase warrants                                                       15,492       4,541
        Accumulated deficit                                                                (121,680)    (59,558)
                                                                                           ---------    --------
        STOCKHOLDERS' EQUITY                                                                 92,807     143,048
                                                                                             ------     -------
        Total liabilities, and stockholders' equity                                        $157,028    $202,221
                                                                                           ========    ========

The accompanying notes are an integral part of these consolidated financial statements.



                      Motient Corporation and Subsidiaries
      Consolidated Statements of Changes In Stockholders' Equity (Deficit)
 For the Year Ended December 31, 2003, the Eight Months Ended December 31, 2002,
the Four Months Ended April 30, 2002 and the Year Ended December 31, 2001 (Restated)

                                                                                              Common
                                                     Common Stock     Additional  Deferred    Stock   Unamortized
                                                               Par     Paid-In     Stock     Purchase  Guarantee  Accumulated
                                                    Shares    Value    Capital  Compensation Warrants  Warrants    Deficit    Total
                                                    ------    -----    -------  ---------------------  --------    -------    -----
  Predecessor Company
  -------------------
  BALANCE, December 31, 2000                      $49,539,222   $495   $984,532   $(1,327)  $92,249  $(11,504) $(1,043,861) $20,584
    Common Stock issued under the 401(k)
    Savings & Stock Purchase Plan                   3,006,756     30      1,475       --        --        --           --     1,505
    Common Stock issued for exercise of stock
    options and award of bonus stock                    2,015    --           1       --        --        --           --         1
    Common Stock issued for exercise of Stock
    Purchase Warrants                                  38,228    --         845       --       (845)      --           --       --
    Capital Gain in connection with sale of
    stock by MSV                                          --     --      12,883       --        --        --           --    12,883
    Change in deferred compensation on
    non-cash compensation                                 --     --         539     1,048       --        --           --     1,587
    Cancellation of restricted stock                  (88,200)   --        (264)      264       --        --           --       --
    Reduction of Guarantee Warrants for
    extinguishment of debt                                --     --         --        --        --      8,837          --     8,837
    Compensatory stock options issued to
    employees                                             --     --         138       --        --        --           --       138
    Amortization of Guarantee Warrants                    --     --         --        --        --      4,993          --     4,993
    Loss in connection with sale of stock by
    XM Radio                                              --     --     (12,180)      --        --        --           --   (12,180)
    Guarantee Warrants revaluation                        --     --         --        --      2,326    (2,326)         --       --
    Issuance of Restricted Stock                    3,219,236     32        386      (418)      --        --           --       --
    Net Loss                                              --     --         --        --        --        --      (269,497)(269,497)
                                                   --------------------------------------------------------------------------------
  BALANCE, December 31, 2001                       55,717,257    557    988,355      (433)   93,730       --    (1,313,358)(231,149)
    Common Stock issued under the 401(k)
    Savings & Stock Purchase Plan                   2,718,041     27        176       --        --        --           --       203
    Change in deferred compensation on
    non-cash compensation                                 --     --         --         97       --        --           --        97
    Net Income - Predecessor Company                      --     --         --        --        --        --       231,978  231,978
                                                   ----------   ----   --------    ------   -------    ------  -----------   ------
    Balance before fresh-start-Predecessor
    Company                                        58,435,298   $584   $988,531     $(336)  $93,730      $--   $(1,081,380)  $1,129
                                                   ==========   ====   ========    ======   =======    ======  ===========   ======

    Successor Company
    -----------------
    Issuance of New Equity through bankruptcy      25,097,256   $251   $197,814      $--       $--       $--         $--   $198,065
    Issuance of Common Stock Warrants                     --     --         --        --      3,077       --          --      3,077
                                                   --------------------------------------------------------------------------------
  BALANCE, April 30, 2002                           25,097,256   251    197,814       --      3,077       --          --    201,142
    Issuance of Common Stock Warrants                     --     --         --        --      1,464       --          --      1,464
    Net Loss                                              --     --         --        --        --        --       (59,558) (59,558)
                                                   --------------------------------------------------------------------------------
  BALANCE, December 31, 2002                       25,097,256    251    197,814       --      4,541       --       (59,558) 143,048
    Common Stock issued under the 401(k)
    Savings & Stock Purchase Plan                      84,172      1        280       --        --        --           --       281
    Common  Stock issued for exercise of stock
    options                                            15,412    --          46       --        --        --           --        46
    Issuance of Common Stock Warrants                     --     --         --        --     10,951       --           --    10,951
    Change in deferred compensation on
    non-cash compensation                                 --     --         603       --        --        --           --      603
    Net loss                                              --     --         --        --        --        --       (62,122)(62,122)
                                                   --------------------------------------------------------------------------------
  BALANCE, December 31, 2003                       25,196,840   $252   $198,743      $--    $15,492      $--     $(121,680)$92,807
                                                   ==========   ====   ========    =====    =======    ======    ========= =======


The accompanying notes are an integral part of these consolidated financial statements.

                      Motient Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
 For the Year Ended December 31, 2003, the Eight Months Ended December 31, 2002,
   the Four Months Ended April 30, 2002 and the Year Ended December 31, 2001
                                 (in thousands)

                                                                          Successor Company            Predecessor Company
                                                                          -----------------            -------------------
                                                                                                        Four
                                                                                    Eight Months       Months         (Restated)
                                                                      Year Ended       Ended           Ended         Year Ended
                                                                      December 31,  December 31,      April 30,       December 31,
                                                                          2003         2002             2002             2001
                                                                          ----         ----             ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                    $ (62,122)      $ (59,558)      $ 231,978       $(269,497)
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
   Amortization of Guarantee Warrants and debt related costs              --              --             5,629          11,499
   Depreciation and amortization                                        21,466          15,509           6,913          32,408
   Provision for inventory write-downs                                    --              --              --             7,891
   Equity in loss of XM Radio and MSV                                    9,883          22,319           1,909          48,488
   (Gain) loss on disposal of assets                                     8,572           2,116             591             (67)
   Impairment loss on XM Radio common stock held for sale                 --              --              --            81,467
   Gain on Rare Medium Note call option                                   --              --              --            (1,511)
   Gain on sale of transportation assets                                  --              (385)           (372)        (23,201)
   (Gain) loss on extinguishment of debt                                  --              --          (183,725)          1,243
   Gain on debt restructuring                                             (573)           --              --              --
   Issuance of warrants                                                    927            --              --              --
   Fresh-Start valuation and other non-cash adjustments                   --              --           (94,715)           --
   Non cash amortization of deferred financing costs                     3,292            --              --              --
   Non cash stock compensation                                             603            --              --             1,150
   Changes in assets and liabilities, net of acquisitions
   and dispositions:
   Inventory                                                               837           2,765          (2,167)         (1,118)
   Accounts receivable-- trade                                           5,535             782           1,370             462
   Other current assets                                                    (80)          4,263          15,833          10,764
   Accounts payable and accrued expenses                                  (255)           (217)          7,619         (10,327)
   Accrued interest                                                      2,510           1,193           1,320          20,810
   Deferred trade payables                                                --              --              --            (2,212)
   Deferred revenue and other deferred items                             2,285           2,305          (6,729)         (7,097)
                                                                     ---------       ---------       ---------       ---------
   Net cash (used in) operating activities                              (7,120)         (8,908)        (14,546)        (98,848)
                                                                     ---------       ---------       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of assets                                          6,116             616            --              --
   Proceeds from sale of satellite assets to MSV                          --              --              --            42,500
   Proceeds from sale of transportation assets                            --               385             372          10,000
   Proceeds (purchase) of restricted investments                          (991)           (604)           --            11,307
   Proceeds from the sale of XM Radio common stock                        --              --              --            38,289
   Receipt of Senior Note Interest from escrow                            --              --              --            20,503
   Investment in MSV                                                      --              (957)           --              --
   Additions to property and equipment                                    (232)           (613)           (494)        (13,751)
                                                                     ---------       ---------       ---------       ---------
   Net cash (used in) provided by investing activities                   4,893          (1,173)           (122)        108,848
                                                                     ---------       ---------       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of equity securities                            --              --                17             354
   Proceeds from Rare Medium note                                         --              --              --            50,000
   Principal payments under capital leases                              (2,986)         (1,425)         (1,273)         (3,582)
   Principal payments under vendor financing                            (1,020)           --              --            (5,176)
   Repayment from Term Loan                                               --              --              --           (25,500)
   Proceeds from Term Credit Facility                                    4,500            --              --              --
   Proceeds from Bank Financing                                           --              --              --             6,000
   Proceeds from issuance of employee stock options                         47            --              --              --
   Debt issuance costs and other charges                                  (536)           (117)           --            (1,229)
                                                                     ---------       ---------       ---------       ---------
Net cash provided by (used in) financing activities                          5          (1,542)         (1,256)         20,867
                                                                     ---------       ---------       ---------       ---------
Net (decrease) increase in cash and cash equivalents                    (2,222)        (11,623)        (15,924)         30,867
                                                                     ---------       ---------       ---------       ---------
CASH AND CASH EQUIVALENTS, beginning of period                           5,840          17,463          33,387         227,423
   Less XM Radio cash included in 2000 consolidated cash total            --              --              --           224,903
                                                                     ---------       ---------       ---------       ---------
CASH AND CASH EQUIVALENTS, end of period                             $   3,618       $   5,840       $  17,463       $  33,387
                                                                     =========       =========       =========       =========

The accompanying notes are an integral part of these consolidated financial statements.

                      MOTIENT CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


1.  ORGANIZATION

Motient Corporation (with its subsidiaries, "Motient" or the "Company") provides two-way mobile communications services principally to business-to-business customers and enterprises. Motient serves a variety of markets including mobile professionals, telemetry, transportation and field service. Motient provides its eLinkSM brand two-way wireless email services to customers accessing email through corporate servers, Internet Service Providers, Mail Service Provider accounts and paging network service providers. Motient also offers BlackBerry TM by Motient, a wireless email solution developed by Research In Motion Ltd. ("RIM") and licensed to operate on Motient's network. BlackBerryTM by Motient is designed for large corporate accounts operating in a Microsoft Exchange or Lotus Notes environment. The Company considers the two-way mobile communications service described in this paragraph to be its core wireless business.

Motient presently has six wholly-owned subsidiaries and a 29.5% interest (on a fully-diluted basis) in Mobile Satellite Ventures LP (MSV). For further details regarding Motient's interest in MSV, please see "Recent Developments - Mobile Satellite Ventures LP". Motient Communications Inc. owns the assets comprising Motient's core wireless business, except for Motient's Federal Communications Commission, or FCC, licenses, which are held in a separate subsidiary, Motient License Inc. (Motient License). Motient License was formed on March 16, 2004, as part of Motient's amendment of its credit facility, and is a special purpose wholly-owned subsidiary of Motient Communications that holds all of the FCC licenses formerly held by Motient Communications. A pledge of the stock of Motient License, along with other assets of Motient Communications, secures borrowings under the term credit facility. For further details regarding the formation of Motient License, please see Note 16 ("Subsequent Events"). Our other four subsidiaries hold no material operating assets other than the stock of other subsidiaries and Motient's interests in MSV. On a consolidated basis, we refer to Motient Corporation and its six wholly-owned subsidiaries as "Motient."

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

For a discussion of certain significant recent developments and trends in Motient's business after the end of the period covered by this report, please see Note 16 ("Subsequent Events"). As discussed in more detail in Note 2 ("Significant Accounting Policies"), the 2002 comparative financial statements provided herein have been restated and have been audited by the Company's former independent registered public accounting firm, Ehrenkrantz Sterling & Co. LLC, predecessor-in-interest to Friedman LLP.

The financial results for the year ended December 31, 2001 and the financial results for the period January 1, 2002 to April 30, 2002 are herein referred to as Predecessor Company results and the financial results for the period May 1, 2002 to December 31, 2002 and the year ended December 31, 2003 included herein are referred to as Successor Company results. Due to the effects of the "fresh-start" accounting, results for the periods defined above are not comparable to periods beginning after May 1, 2002. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

XM Radio

XM Satellite Radio Holdings Inc. ("XM Radio"), a public company that launched its satellite radio service at the end of 2001, was incorporated on December 15, 1992 for the purpose of procuring a digital audio radio service license. As of December 31, 2000, Motient had an equity interest of approximately 33.1% (or 21.3% on a fully diluted basis) in XM Satellite Radio Holdings Inc. ("XM Radio"), and Motient controlled XM Radio through its board of director membership and common stock voting rights. In January 2001, pursuant to FCC approval authorizing Motient to relinquish control of XM Radio, the number of directors appointed by the Company to XM Radio's Board of Directors was reduced to less than 50% of XM Radio directors, and the Company converted a portion of its super-voting Class B Common Stock of XM Radio to Class A Common Stock. As a result, the Company ceased to control XM Radio.

Throughout 2001, Motient disposed of its equity interest in XM Radio, and as of November 19, 2001, Motient did not hold any interest in XM Radio. For the period from January 1, 2001 through November 19, 2001, the Company accounted for its investment in XM Radio pursuant to the equity method of accounting.

Mobile Satellite Ventures LP

On June 29, 2000, the Company formed a joint venture subsidiary, Mobile Satellite Ventures LP (formerly known as Mobile Satellite Ventures LLC) ("MSV"), in which it owned, until November 26, 2001, 80% of the membership interests, in order to conduct research and development activities. In June 2000, the other 20% interest in MSV was purchased by three investors unrelated to Motient. The minority investors had certain participating rights which provided for their participation in certain business decisions that were made in the normal course of business; therefore, in accordance with EITF No 96-16, "Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights", the Company's investment in MSV has been recorded for all periods presented in the consolidated financial statements pursuant to the equity method of accounting. On November 26, 2002, Motient's interest in MSV was reduced to approximately 48%. As of December 31, 2003 and March 31, 2004, Motient held a 29.5% interest in MSV on a fully-diluted basis. Please see Note 13 ("Business Acquisitions and Dispositions - MSV").

Network Offerings: T-Mobile/Verizon Wireless

On March 1, 2003, Motient entered into a national premier dealer agreement with T-Mobile USA, and, on May 21, 2003, Motient entered into an authorized agency agreement with Verizon Wireless. These agreements allow Motient to sell each of T-Mobile's third generation global system for GSM/GPRS network subscriptions and Verizon's third generation CDMA/1XRTT network subscriptions nationwide. Motient is paid for each subscriber put onto either network. Each agreement allows Motient to continue to actively sell and promote wireless email and wireless Internet applications to enterprise accounts on networks with greater capacity and speed, and that are voice capable.

Effects of the Chapter 11 Filing and Emergence

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

Management and Board Changes

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

For additional information on management and board changes for periods after this report, please see Note 16, "Subsequent Events".

Change in Accountants

On May 31, 2002, the Company dismissed Arthur Anderson as its independent auditors. On July 10, 2002, the Company engaged PricewaterhouseCoopers as its independent auditors.

On April 17, 2003, the Company dismissed PricewaterhouseCoopers as its independent auditors, effective upon the completion of services related to the audit of the Company's consolidated financial statements for the period May 1, 2002 to December 31, 2002. On March 2, 2004, Motient dismissed
PricewaterhouseCoopers as its independent auditors effective immediately. The audit committee of the Company's board approved the dismissal.

On April 25, 2003, the Company's Board approved the engagement of Ehrenkrantz Sterling & Co. LLC as its independent registered public accounting firm to (i) re-audit the Company's consolidated financial statements for the fiscal year ended December 31, 2000 and the fiscal year ended December 31, 2001, and (ii) audit the Company's consolidated financial statements for the interim period from January 1, 2002 to April 30, 2002, and the fiscal year that ended on December 31, 2003.

For additional information on changes in accountants for periods after this report, please see Note 16, ("Subsequent Events").

Cost Reduction Actions

Predecessor Company reductions in workforce. On September 26, 2001, the Company announced a plan to restructure its business. As part of this restructuring, the

Company laid off 25% of its workforce, or 50, 22 and 13 employees in the Company's operations, sales and marketing and general and administrative functions, respectively, and cancelled certain of its product initiatives. The Company recorded a restructuring charge in 2001 of $4.74 million. This charge represents $1.6 million of costs directly associated with employee severance packages, $3.0 million of costs associated with product initiative cancellations and $0.1 million of costs associated with capital assets that were no longer in service. Of the $4.7 million charge, approximately $1.7 million represented cash outlays made over the last quarter of 2001 and the first quarter of 2002. The balance represents the write down of assets previously acquired. As of December 31, 2001, the Company had a remaining operational restructuring liability of approximately $0.6 million, which was fully utilized in 2002.

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

Network Rationalization. The Company is in the process of analyzing its wireless data network in a coordinated effort to reduce network operating costs. One aspect of this rationalization encompasses reducing unneeded capacity across the network by deconstructing under-utilized and unprofitable base stations. In certain instances, the geographic area that the network serves may be reduced by this process. The full extent of the changes to network coverage have yet to be determined.

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

In the case of financing arrangements, the Company negotiated, among other things, a deferral of approximately $2.6 million of accounts payable that was owed for services provided for which the Company issued a promissory note for such amount, with the note to be paid off ratably over a two-year period beginning in January 2004. The Company also restructured certain of its vendor and capital lease obligations to significantly reduce the monthly amortization requirements of these facilities on an on-going basis. As part of such negotiations, the Company agreed to fund a letter of credit in twelve monthly installments during 2003, in the aggregate amount of $1.125 million, to secure certain payment obligations. This letter of credit will be released to Motient in fifteen monthly installments beginning in July 2004, assuming no defaults have occurred or are occurring. In March, 2004, Motient further restructured its vendor financing facility and an outstanding promissory note to the same vendor by extending the repayment schedule, thereby reducing the combined monthly amortization requirements under these facilities. In June 2004, the Company negotiated settlements of its vendor financing obligations, promissory notes and capital lease and terminated these obligations and leases. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations"--Liquidity and Capital Resources - Summary of Liquidity and Financing" for further details on these facilities. For more information on these events, please see Note 16, ("Subsequent Events").

UPS Revenue

On December 1, 2002, Motient entered into a letter agreement with UPS under which UPS agreed to make a series of eight prepayments to Motient totaling $5 million for future services Motient is obligated to provide after January 1, 2004. In addition to any other rights it has under its network services agreement with Motient, the letter agreement does not contain any minimum purchase requirement and provides that UPS may terminate the network services agreement, in whole or in part, by providing 30 days' notice to Motient at which point any remaining prepayment would be required to be returned. As of July 31, 2003, all eight prepayments had been made. The $5 million prepayment is credited against airtime services provided to UPS beginning January 1, 2004, until the prepayment is fully credited.

UPS, the Company's largest customer as of December 31, 2002, has substantially completed its migration to next generation network technology as of July 2003, and its monthly airtime usage of the Company's network has declined significantly in the last six months of 2003. UPS was our second largest customer for the twelve months ended December 31, 2003 and our eighth largest customer for the three months ended December 31, 2003. While the Company expects that UPS will remain a customer for the foreseeable future, the bulk of UPS' units have migrated to another network. As of December 31, 2003, UPS had approximately 7,120 active units on Motient's network.

Until June 2003, UPS had voluntarily maintained its historical level of payments to mitigate the near-term revenue and cash flow impact of its recent and anticipated continued reduced network usage. However, beginning in July 2003, the revenues and cash flow from UPS declined significantly. Also, due to the arrangement entered into in 2002 under which UPS prepaid for network airtime to be used by it in 2004, the Company does not expect that UPS will be required to make any cash payments to the Company in 2004 for service to be provided in 2004. Pursuant to such agreement, and, as of May 31, 2004, UPS has not been required to make any cash payments to the Company in 2004, and the value of the Company's remaining airtime service obligations to UPS in respect of the prepayment was approximately $4.3 million. The Company is planning a number of initiatives to offset the loss of revenue and cash flow from UPS, including the following:

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


Despite these initiatives, Motient continues to be cash flow negative, and there can be no assurances that we will ever be cash flow positive.

Liquidity and Financing Requirements

The Company's future financial performance will depend on its ability to continue to reduce and manage operating expenses, as well as its ability to grow revenue. The Company's future financial performance could be negatively affected by unforeseen factors and unplanned expenses.

The Company expects to continue to require significant additional funds before it begins to generate cash in excess of its operating expenses, and does not expect to generate cash from operations in excess of its operating costs until the second quarter of 2005, at the earliest. Also, even if the Company begins to generate cash in excess of its operating expenses, it expects to continue to require significant additional funds to meet remaining interest obligations, capital expenditures and other non-operating cash expenses.

In March 2004, the Company amended its term credit facility. As of June 25, 2004, the Company had borrowed $6.8 million under this term credit facility, all of which has been repaid and may not be reborrowed. The Company continues to pursue all potential funding alternatives. Among the alternatives for raising additional funds are the issuances of debt or equity securities, other borrowings under secured or unsecured loan arrangements and sales of assets. There can be no assurance that additional funds will be available to the Company on acceptable terms or in a timely manner. In April 2004, the Company sold 4,215,910 shares of its common stock for aggregate consideration of $23.2 million in a private placement. In July 2004, the Company sold an additional 3,500,000 shares of its common stock for aggregate consideration of $30.0 million. For additional information on these events, please see Note 16 ("Subsequent Events").

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

2.  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

On a consolidated basis, we refer to Motient Corporation and its six wholly-owned subsidiaries as "Motient." All intercompany transactions have been eliminated in consolidation.

For the period from January 1, 2001, through November 19, 2001, the Company's investment in XM Radio was recorded pursuant to the equity method of accounting. For the year ended December 31, 2001, XM Radio recorded $0.5 million of revenue, incurred $282.1 million of operating expenses and had a net loss attributable to common stockholders of $307.5 million.

As noted above (please see Note 1, "Organization"), the results of MSV have been accounted for pursuant to the equity method of accounting.

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
                                                           ========        =========              =======                  ========

a)   Represents the cancellation of the following liabilities:

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

Cash (used) provided by reorganization items were as follows:

                                                                         Predecessor
                                           Successor Company               Company
                                           -----------------               -------
                                                        Eight Months      Four Months
                                        Year Ended         Ended             Ended
                                       December 31,     December 31,       April 30,
                                           2003             2002             2002
                                           ----             ----             ----
      (in thousands)

      Professional Fees                    $--             $(3,434)         $(5,892)
      Interest Income                       --                --                145
                                      --------            --------          -------
                                           $--             $(3,434)         $(5,747)
                                      ========            ========          =======


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

Restricted Investments

At December 31, 2003, the Company had $1.6 million of restricted investments. At December 31, 2002, the Company had $0.6 million of restricted investments. The securities included in restricted investments were classified as held-to-maturity under the provision of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company classified restricted investment amounts which would mature within one year as current assets in the accompanying balance sheet. The Company accounted for these investments at their amortized cost.

Inventory

Inventory, which consists primarily of communication devices and accessories, such as power supplies and documentation kits, is stated at the lower of cost or market. Cost is determined using the weighted average cost method. The Company periodically assesses the market value of its inventory, based on sales trends and forecasts and technological changes and records a charge to current period income when such factors indicate that a reduction to net realizable value is appropriate. The Company considers both inventory on hand and inventory which it has committed to purchase, if any. The Company recorded inventory write-downs to cost of equipment sold to reduce inventory amounts to its net realizable value, in the amount of $0.2 million in 2003 and $4.4 million in 2002.

Other Current Assets

Other current assets consist of the following:

                                           Successor Company
                                     -------------------------------

                                              December 31,
                                         2003            2002
                                         ----            ----
                                             (in thousands)

Prepaid site rent                      $3,416           $4,175
Prepaid maintenance                       271              289
Prepaid expenses - other                  806            1,802
Deposits                                   10               55
Non-trade receivables and other           588              475
                                          ---              ---
                                       $5,091           $6,796
                                       ======           ======

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosures of the fair value of certain financial instruments. The carrying amount for cash and cash equivalents, short-term investments, accounts receivable, non-trade receivables included in other assets, accounts payable and accrued expenses, and deferred revenues approximates their fair values. For debt issues that are not quoted on an exchange, interest rates currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value. The fair value of the Company's equity investment in MSV was determined by an independent third-party valuation performed in November 2003 as part of Company's preparation of its December 31, 2002 financial statements. This same valuation methodology was utilized to value the Company's equity interest in MSV as of December 31, 2003. The fair value of the notes receivable from MSV approximates its carrying value as of December 31, 2003.


                                                       As of December 31, 2003       As of December 31, 2002
                                                          Successor Company             Successor Company
                                                      Carrying                      Carrying
                                                       Amount       Fair Value       Amount       Fair Value
                                                       ------       ----------       ------       ----------
(in thousands)
Assets:
Restricted investments                                  $1,595         $1,595           $604          $604
Investment in and notes receivable from MSV             22,610         31,294         32,493        32,493

Liabilities:
Rare Medium Note                                       $22,016        $22,016        $20,148       $20,148
CSFB Note                                                  869            869            795           795
Term Credit Facility                                     4,914          4,914             --            --
Vendor financing commitment                              4,814          4,814          6,096         6,096
Capital leases                                          $3,096         $3,096         $6,250        $6,250


Concentrations of Credit Risk and Major Customers

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

Motient's rights to use and sell the BlackBerryTM software and RIM's handheld devices may be limited or made prohibitively expensive as a result of a patent infringement lawsuit brought against RIM by NTP Inc. As a purchaser of those products, Motient could be adversely affected by the outcome of that litigation. Please see Note 14, "Legal and Regulatory Matters"

For the year ended December 31, 2003, five customers accounted for approximately 47% of the Company's service revenue, with two of those customers, SkyTel and UPS, each accounting for more than 11% of the Company's service revenue. As of December 31, 2003, no single customer accounted for more than 6% of the Company's net accounts receivable.

For the four months ended April 30, 2002 and the eight months ended December 31, 2002, SkyTel and UPS accounted for approximately 11% and 16%, respectively, and 15% and 18%, respectively of the Company's service revenue. As of December 31, 2002, SkyTel represented approximately 14% of the Company's net receivables, all of which was current.

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

Software Development Costs

During 1998, the Company adopted SOP No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." As of December 31, 2003 and 2002, net capitalized internal use software costs were $1.3 million and $4.0 million, respectively, are included in property and equipment in the accompanying consolidated balance sheets and are amortized over three years.

Deferred Charges and Other Assets

Deferred charges and other assets consist of the following:

                                                 Successor Company
                                                 -----------------
                                                    December 31,
                                                 2003          2002
                                                 ----          ----
                                                   (in thousands)
Deferred equipment costs                          $709        $1,640
Term credit facility financing fees              7,367            --
Other long term assets                              --           117
                                                ------        ------
                                                $8,076        $1,757
                                                ======        ======

Financing costs are amortized over the term of the related facility using the straight-line method, which approximates the effective interest method.

Deferred Revenue and other Current Liabilities

Deferred Revenue and other current liabilities consist of the following:

                                                   Successor Company
                                                   -----------------
                                                      December 31,
                                                 2003             2002
                                                 ----             ----
                                                     (in thousands)

Deferred Revenue - UPS                          $4,678             $--
Deferred Revenue - Aether                        3,447           1,947
Deferred Revenue - RIM                           1,397           3,163
Deferred Registration fees                         175              90
Deposits - other                                   693              10
Deferred Revenue - other                           615              98
                                                -------          ------
                                                $11,005         $5,308
                                                =======         =======

Other Long-Term Liabilities

Other long-term liabilities consist of the following:

                                                      Successor Company
                                                      -----------------

                                                        December 31,
                                                     2003          2002
                                                     ----          ----
                                                       (in thousands)
Deferred revenue, Aether, RIM, MSV and other           $622       $3,115
Deferred equipment revenue                              725        1,709
                                                     ------       ------
                                                     $1,347       $4,824
                                                     ======       ======

Revenue Recognition

The Company generates revenue through equipment sales, airtime service agreements and consulting services. In 2000, the Company adopted SAB No. 101, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. In certain circumstances, SAB No. 101 requires the Company to defer the recognition of revenue and costs related to equipment sold as part of a service agreement.

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

As of December 31, 2003 and 2002, the Company had capitalized a total of $4.5 million and $4.4 million of deferred equipment revenue, respectively, and had deferred equipment costs of $4.3 million and $4.4 million, respectively.


Advertising Costs

Advertising costs are charged to operations as incurred and totaled $6.6 million in 2003, $4.3 million for the eight months ended December 31, 2002 and $2.5 million for the four months ended April 30, 2002 and $10.0 million in 2001. In 2001, a portion of the advertising costs associated with certain of the Company's Internet promotions, were prepaid in the form of warrants to acquire common stock issued by the Company, valued at $4.8 million. The warrants were expensed as the associated page views were delivered. The Company recognized advertising expense associated with the warrants issued for this Internet promotion in the amount of $1.4 million in 2001. In September 2001, the Company cancelled the Internet promotion, and the $2.9 million of remaining prepaid advertising was written off.

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

                                                                                             Predecessor
                                                               Successor Company               Company
                                                               -----------------               -------

                                                         Twelve Months    Eight Months       Four Months
                                                             Ended          Ended               Ended
                                                          December 31,    December 31,        April 30,
                                                              2003           2002               2002
                                                              ----           ----               ----
Net loss, as reported                                      $(62,122)       $(59,558)           $231,978
Add: Stock-based employee compensation expense
included in net income, net of related tax effects              603             ---                ---
Deduct: Total stock-based employee compensation
expense determined under fair value based method for
all awards, net of tax related effects                       (2,488)           (567)                (57)
                                                           --------        --------            --------
Pro forma net loss                                         $(64,007)       $(60,125)           $231,921

Weighted average common shares outstanding                   25,145          25,097              58,251
Earnings per share:
  Basic and diluted---as reported                            $(2.47)         $(2.37)              $3.98
  Basic and diluted---pro-forma                              $(2.55)         $(2.40)              $3.98


Under SFAS No. 123 the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                    Predecessor
                                    Successor Company                 Company
                                    -----------------                 -------


                               Twelve Months    Eight Months        Four Months
                                   Ended           Ended               Ended
                                December 31,     December 31,        April 30,
                                    2003            2002               2002
                                    ----            ----               ----
Expected life (in years)             10               10                  10
Risk-free interest rate         0.88%-0.93%        1.71%               1.71%
Volatility                        148%-162%         173%                197%
Dividend yield                         0.0%         0.0%                0.0%


Options to purchase 1,631,025 shares and 1,757,513 shares of the Company's common stock were outstanding at December 31, 2002 and 2003, respectively, under the Company's 2002 Stock Option Plan. Options to purchase 2,683,626 shares of the Predecessor Company's stock were outstanding at April 30, 2002. These options were cancelled as part of the Company's reorganization.

In March 2003, the Company's board of directors approved the reduction in the exercise price of all of the outstanding stock options from $5.00 per share to $3.00 per share. The repricing requires that all options be accounted for in accordance with variable plan accounting, under which the value of these options are measured at their intrinsic value and any change in that value is charged to the income statement each quarter based on the difference (if any) between the intrinsic value and the then-current market value of the common stock. The other options are accounted for as a fixed plan and in accordance with intrinsic value accounting, which requires that the excess of the market price of stock over the exercise price of the options, if any, at the time that both the exercise price and the number of options are known be recorded as deferred compensation and amortized over the option vesting period. For the three and twelve months ended December 31, 2003, the Company recorded a mark-to-market adjustment of $(0.6) million and $0.6 million respectively relating to these re-priced options.

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

Assessment of Asset Impairment

The Company follows the provisions of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or their fair value less costs to sell. On January 1, 2002, the Company also adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". The statement requires that all long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured on a net realizable value basis and will not include amounts for future operating losses. The statement also broadens the reporting requirements for discontinued operations to include disposal transactions of all components of an entity (rather than segments of a business). Components of an entity include operations and cash flows that can be clearly distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. Subsequent to the period covered by this report, we engaged a financial advisor to value certain of our assets as of December 31, 2002, among other things, to test for potential impairment of certain of our long-lived assets under SFAS No. 144. This testing included valuations of software and customer-related intangibles. Based on these tests, no recording of impairment charges was required. However, we subsequently engaged this financial advisor to reevaluate the value of our customer-related intangibles as of September 30, 2003 due primarily to the decline in revenue from UPS in this time period. This valuation resulted in an impairment of the customer-related intangibles of $5.5 million in the third quarter of 2003. The adoption of SFAS No. 144 had no other material impact on our financial statements.

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

Property and Equipment

Property and equipment are recorded at cost for the Predecessor Company and adjusted for impairment, and includes "fresh-start" adjustments for the

Successor Company and depreciated over their useful life using the straight-line method. All identifiable assets recognized in accordance with "fresh-start" accounting were recorded at the effective date based upon independent appraisal. Assets recorded as capital leases are amortized over the shorter of their useful lives or the term of the lease. The estimated useful lives of office furniture and equipment vary from two to ten years, and the network equipment is depreciated over seven years. The Company has also capitalized certain costs to develop and implement its computerized billing system. These costs are included in property and equipment and are depreciated over three years. Repairs and maintenance do not significantly increase the utility or useful life of an asset and are expensed as incurred.

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


                                                                    Predecessor        Predecessor
                                     Successor Company                Company            Company
                                     -----------------                -------            -------
                                                 Eight Months       Four Months         (Restated)
                                 Year Ended          Ended             Ended            Year Ended
                                December 31,     December 31,         April 30,        December 31,
                                    2003             2002               2002               2001
                                    ----             ----               ----               ----
Summary of Revenue
------------------
(in millions)
Wireless Internet                   $27.8             $15.5             $5.6              $11.4
Field Services                        9.9              10.5              5.6               19.4
Transportation                        7.9               7.4              4.1               15.9
Telemetry                             2.3               1.8              0.8                2.6
All and other                         1.4               0.3              0.7               18.8
                                      ---               ---              ---               ----
Service Revenue                      49.3              35.5             16.8               68.1
Equipment Revenue                     5.2               1.1              5.6               22.2
                                      ---               ---              ---               ----
    Total                           $54.5             $36.6            $22.4              $90.3
                                    =====             =====            =====              =====

The Company does not measure ultimate income or loss or track its assets by these market categories.

(Loss) Per Share

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

Options and warrants to purchase shares of common stock were not included in the computation of loss per share as the effect would be antidilutive for the years ended December 31, 2003 and 2001 and for the four and eight months ended April 30, 2002 and December 31, 2002, respectively. As a result, the basic and diluted earnings per share amounts for all periods presented are the same. As of December 31, 2003, there were warrants to acquire approximately 5,664,962 shares of common stock and 1,757,513 options outstanding that were not included in this calculation because of their antidilutive effect. As of December 31, 2002, there were warrants to acquire approximately 2,339,962 shares of common stock and 1,631,025 options outstanding that were not included in this calculation because of their antidilutive effect. For the four months ended April 30, 2002, no options or warrants had exercise prices in excess of the fair market value of the Company's common stock and thus were not factored into the per share calculation. As of December 31, 2001 there were options outstanding for approximately 393,353 shares of common stock that were not included in this calculation because of their antidilutive effect.

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

Approximately $6.2 million of the value attributed to the equity interest in MSV is the excess of fair value over cost basis and is amortized over the estimated lives of the underlying MSV assets that gave rise to the basis difference. The Company is amortizing the excess basis in accordance with the pro-rata allocation of various components of MSV's intangible assets as determined by MSV through recent independent valuations. Such assets consist of FCC licenses, intellectual property and customer contracts, which are being amortized over a weighted-average life of approximately 12 years.

Additionally, Motient has recorded the $15.0 million note receivable from MSV, plus accrued interest thereon at its fair value, estimated to be approximately $13.0 million at "fresh start", after giving affect to discounted future cash flows at market interest rates. This note matures in November 2006 and is subject to certain conditions and priorities with respect to payment of other indebtedness.

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

Also, as a result of CTA's valuation of MSV, Motient determined that the value of its equity interest in MSV was impaired as of December 31, 2002. This impairment was deemed to have occurred in the fourth quarter of 2002 and the Company reduced the value of its equity interest in MSV by $15.4 million as of December 31, 2002. It was determined that no further impairment was required as of December 31, 2003.

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

For the year ended December 31, 2003, MSV had revenues of $27.1 million, operating expenses of $46.5 million and a net loss of $28 million. For the eight-month period ended December 31, 2002, MSV had revenues of $19.1 million, operating expenses of $17.5 million and a net loss of $15.7 million. For the four-month period ended April 30, 2002, MSV had revenues of $9.1 million, operating expenses of $9.3 million and a net loss of $9.2 million. For the year ended December 31, 2003, the Company's equity in losses of MSV were $9.7 million. For the eight-month period ended December 31, 2002, the Company's equity in losses of MSV were $6.9 million, and for the four-month period ended April 30, 2002, the Company's equity in losses of MSV were $1.9 million. Results for MSV for these periods and for the years ended December 31, 2003, 2002 and 2001 are outlined below.


                                                                    Eight Months     Four Months
                                                    Year Ended         Ended             Ended       Year Ended
                                                    December 31,    December 31,       April 30,    December 31,
                                                        2003            2002             2002           2001
                                                        ----            ----             ----           ----
                                                     (Unaudited)    (Unaudited)      (Unaudited)     (Unaudited)
                                                                            (in thousands)
Revenue                                                $27,124        $19,145           $9,088              $2
Income (loss) from continuing operations               (19,332)         1,599             (175)        (16,156)
Net Loss                                               (28,000)       (15,698)          (9,203)        (16,525)

Current Assets                                          12,147         12,383           14,292          14,335
Non-current assets                                     120,140        131,912          142,081         148,328
Current liabilities                                     11,841         10,555           14,801          11,999
Non-current liabilities                               $133,272       $121,029         $101,348        $101,238


Recent Accounting Pronouncements

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

In November 2002, the EITF reached consensus on EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables". This consensus requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. The sale of the Company's equipment with related services constitutes a revenue arrangement with multiple deliverables. The Company will be required to adopt the provisions of this consensus for revenue arrangements entered into after June 30, 2003, and the Company has decided to apply it on a prospective basis. Motient did not have any revenue arrangements that would have a material impact on its financial statements with respect to EITF No. 00-21.

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

In January 2003, the FASB issued FASB Interpretation No. 46 or FIN No. 46, "Consolidation of Variable Interest Entities -- An Interpretation of ARB No. 51", which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 provides guidance related to identifying variable interest entities (previously known generally as special purpose entities, or SPEs) and determining whether such entities should be consolidated. FIN No. 46 must be applied immediately to variable interest entities created or interests in variable interest entities obtained after January 31, 2003. For those variable interest entities created or interests in variable interest entities obtained on or before January 31, 2003, the guidance in FIN No. 46 must be applied in the first fiscal year or interim period beginning after June 15, 2003. The Company has reviewed the implications that adoption of FIN No. 46 would have on its financial position and results of operations and it did not have a material impact.

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

Restatement of Financial Statements

Subsequent to the issuance of the Company's financial statements for the quarter ended March 31, 2002 and year ended December 31, 2001, the Company became aware that certain accounting involving the effects of several complex transactions from these years, including the formation of and transactions with a joint venture, MSV, in 2000 and 2001 and the sale of certain of our transportation assets to Aether in 2000, required revision. These transactions were described in more detail in Note 13 ("Business Acquisitions and Dispositions") of notes to consolidated financial statements in each of Motient's annual reports on Form 10-K for the fiscal years ended December 31, 2000 and 2001. In addition, as a result of the Company's re-audit of the years ended December 31, 2001 and 2000 performed by the Company's former independent accounting firm, Ehrenkrantz Sterling & Co. LLC, certain accounting adjustments were proposed and accepted by the Company. A description of these adjustments is provided below.

Summary of Adjustments to Prior Period Financial Statements with respect to MSV and Aether Transactions

The following is a brief description of the material differences between our original accounting treatment with respect to the MSV and Aether transactions and the revised accounting treatment that Motient has concluded was appropriate and has been reflected in the accompanying financial statements for the respective periods.

Allocation of initial proceeds from MSV formation transactions in June 2000. In the June 2000 transaction with MSV, Motient Services received $44 million from MSV. This amount represented payments due under a research and development agreement, a deposit on the purchase of certain of Motient's assets at a future date, and payment for a right for certain of the investors in MSV to convert their ownership in MSV into shares of common stock of Motient. Since the combined fair value of the three components exceeded $44 million, based on valuations of each component, Motient initially allocated the $44 million of proceeds first to the fair value of the research and development agreement and then the remaining value to the asset deposit and investor conversion option based on their relative fair values. Upon review, Motient revised its intial accounting treatment and allocated the $44 million of proceeds first to the investor conversion option based on its fair value, and the remainder to the research and development agreement and asset deposit based on their relative fair values. The effect of this reallocation increased shareholders' equity at the time of the initial recording by $12 million, as well as reduced subsequent service revenue by $4 million in 2001, as a result of the lower recorded value allocated to the research and development agreement. All remaining unamortized balances were written off as part of the gain on the sale of the satellite assets.

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

Recognition of costs associated with certain options granted to Motient employees who were subsequently transferred to Aether upon consummation of the sale of Motient's transportation business to Aether in November 2000. Motient valued the vested options based on their fair value at the date of the consummation of the asset sale and recorded that value against the gain on the sale of the assets to Aether. Upon review, Motient has determined to value these vested options as a repricing under the intrinsic value method, with any charge recorded as an operating expense. In addition, for each subsequent quarter for which the unvested options continued to vest, Motient had valued these options on a fair value basis and recorded any adjustment in value as an operating expense. Upon review, Motient has determined that any adjustments in value should have been reflected as an increase or reduction of the gain on the sale of the assets to Aether. The revised accounting resulted in an increase in expenses of $1.0 million in 2001.

Recognition of difference between strike price and fair market value at measurement date for options issued to ARDIS employees. Motient has restated its consolidated financial statements to recognize compensation expense related to the issuance of stock options with an exercise price below fair market value. The revised accounting resulted in a decrease in net income and a corresponding increase in additional paid in capital of $0.01 million for the year ended December 31, 2001.

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

Summary of Impact of the Restatement

The revised accounting treatment described above required that certain adjustments be made to the income statements and balance sheets for the years ended December 31, 2001 and the quarter ended March 31, 2002. The effect of these adjustments is illustrated in the table below. Certain of the adjustments are based on assumptions that we have made about the fair value of certain assets.



                                          Quarter Ended        Year Ended
                                            March 31,         December 31,
                                               2002              2001
                                               ----              ----
(in thousands)
Statement of operations data
Net Revenue, as previously reported         $  16,495          $  93,293
   Adjustments                                    188             (3,028)
                                            ---------          ---------
As restated                                 $  16,683          $  90,265
                                            =========          =========

Net Operating Loss, as previously reported  $ (15,970)         $ (94,996)
   Adjustments                                    208             (2,227)
                                            ---------          ---------
As restated                                 $ (15,762)         $ (97,223)
                                            =========          =========

Net Loss, as previously reported            $ (32,885)         $(292,089)
   Adjustments                                 (2,544)            22,592
                                            ---------          ---------
As restated - inclusive of the cumulative
effect of $4,677                            $ (35,429)         $(269,497)
                                            =========          =========

Basic and Fully Diluted Loss Per Share of
Common Stock, as previously reported        $   (0.56)         $   (5.71)
   Adjustments                                  (0.05)              0.44
                                            ---------          ---------
As restated                                 $   (0.61)         $   (5.27)
                                            =========          =========

Balance sheet data
Total Assets, as previously reported        $ 177,628          $ 209,617
   Adjustments                                 27,654             30,848
                                            ---------          ---------
As restated                                 $ 205,282          $ 240,465
                                            =========          =========

Total Liabilities, as previously reported   $ 485,681          $ 485,086
   Adjustments                                (14,122)           (13,472)
                                            ---------          ---------
As restated                                 $ 471,559          $ 471,614
                                            =========          =========

Stockholders' Equity, as previously
reported                                    $(308,053)         $(275,469)
   Adjustments                                 41,776             44,320
                                            ---------          ---------
As restated                                 $(266,277)         $(231,149)
                                            =========          =========

Total Liabilities & Stockholders' Equity,
as previously reported                      $ 177,628          $ 209,617
   Adjustments                                 27,654             30,848
                                            ---------          ---------
As restated                                 $ 205,282          $ 240,465
                                            =========          =========


3.  STOCKHOLDERS' (DEFICIT) EQUITY

As of December 31, 2003 and 2002, the Company has authorized 5,000,000 shares of preferred stock and 100,000,000 shares of common stock. For each share of common stock held, common stockholders are entitled to one vote on matters submitted to the stockholders.

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

As of December 31, 2003, the Company had reserved common stock for future issuance as detailed below.

   Shares issuable upon exercise of warrants                 5,664,962
   2002 Stock Option Plan                                    2,993,024
   Defined Contribution Plan                                   115,828
                                                             ---------
        Total                                                8,773,814
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

4.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:




                                                    Successor Company
                                                    -----------------
                                                      December 31,
                                                2003               2002
                                                ----               ----
                                                    (in thousands)
Network equipment                              $35,865           $47,384
Office equipment and furniture                   2,846             3,951
Construction in progress                            --             1,409
                                               -------           -------
                                                38,711            52,744
Less accumulated depreciation and
amortization                                    (7,330)           (6,339)
                                               -------           -------
Property and equipment, net                    $31,381           $46,405
                                               =======           =======

Depreciation expense totaled $13,770 for the year ended December 31, 2003; $9,816 for the eight months ended December 31, 2002 and $5,924 for the four months ended April 30, 2002.

5.  FCC LICENSES AND OTHER INTANGIBLE ASSETS

FCC licenses and other intangible assets consist of the following:


                                         Successor Company
                                         -----------------
                                           December 31,
                                       2003          2002
                                       ----          ----
                                          (in thousands)
FCC Licenses                          $80,594       $88,997
Customer contracts                      1,893        11,501
                                        -----        ------
                                       82,487       100,498
Less accumulated amortization          (8,466)       (5,577)
                                      -------       -------
FCC licenses and other intangible
assets, net                           $74,021       $94,921
                                      =======       =======

Amortization totaled $7,696 for the year ended December 31, 2003; $5,693 for the eight months ended December 31, 2002 and $989 for the four months ended April 30, 2002.

Motient accounts for its frequencies as finite-lived intangibles and amortizes them over a 20-year estimated life. Motient's FCC licenses are granted for a term of 10 years, subject to renewal. Renewal of Motient's current licenses are granted in the ordinary course. Motient had amortized its goodwill on a straight-line basis over 20 years, however, this goodwill was eliminated as part of Motient's "fresh-start" accounting. As part of its "fresh-start" accounting, Motient valued its long-term customer contracts and amortizes these contracts over a four-year life.

Subsequent to the period covered by this report, we engaged a financial advisor to value certain of our customer-intangible assets as of December 31, 2002, among other things, to test for potential impairment of certain of our long-lived assets under SFAS No. 144. Based on these tests, no recording of impairment charges was required. However, we subsequently engaged this financial advisor to reevaluate the value of our customer-related intangibles as of September 30, 2003 due primarily to the decline in revenue from UPS in this time period. This valuation resulted in an impairment of the customer-related intangibles of $5.5 million in the third quarter of 2003.

The table below outlines Motient's amortization requirements for the five year period from December 31, 2003.

                                                    December 31,
                                     2004     2005          2006         2007      2008        Thereafter
                                     ----     ----          ----         ----      ----        ----------
     FCC Licenses                  $4,819   $4,819        $4,819       $4,819    $4,819           $48,191
     Customer contracts               631      631           473          ---       ---               ---

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

In May 2002, the Company's Board approved the 2002 Stock Option Plan with 2,993,024 authorized shares of common stock, of which options to purchase 1,757,513 shares of the Company's common stock were outstanding at December 31, 2003. The plan was approved by the Company's stockholders on July 11, 2002. The 2002 options are subject to vesting in two parts - 50% of the shares vest in three equal parts on the first, second and third anniversary of the date of grant, and the other 50% vest in three equal parts, or are rescinded, based on a comparison of the Company's performance in 2002, 2003, and 2004 to certain objectives established by the compensation and stock option committee of the Board following the availability of the annual results. A portion of the options granted under the 2002 Stock Option Plan have a performance-based component. These options will be accounted for in accordance with variable plan accounting, which requires that the value of these options are measured at their intrinsic value and any change in that value be charged to the income statement upon the determination that the fulfillment of the performance criteria is probable. The other options were previously accounted for as a fixed plan and in accordance with intrinsic value accounting, which require that the excess of the market price of stock over the exercise price of the options, if any, at the time that both the exercise price and the number of options are known be recorded as deferred compensation and amortized over the option vesting period.

In March 2003, the Company's board of directors approved the reduction in the exercise price of all of the outstanding stock options from $5.00 per share to $3.00 per share. The re-pricing requires that all options be accounted for in accordance with variable plan accounting, which requires that the value of these options are measured at their intrinsic value and any change in that value be charged to the income statement each quarter based on the difference (if any) between the intrinsic value and the then-current market value of the common stock.

In July and September 2003, the compensation and stock option committee of the Company's Board, acting pursuant to the Company's 2002 stock option plan, granted 26 employees and officers options to purchase an aggregate of 470,000 shares of the Company's common stock at a price of $5.15 per share and 25,000 shares of the Company's common stock at a price of $5.65 per share. One-half of each option grant vests with the passage of time and the continued employment of the recipient, in three equal increments, on the first, second and third anniversary of the date of grant. The other half of each grant will either vest or be rescinded based on the performance of the Company in 2004. If vested and not exercised, the options will expire on the 10th anniversary of the date of grant.

Information regarding the Company's stock option plan is summarized below:



                                                             Restricted
                                                             Stock and
                                                              Options         Options Granted     Weighted Average
                                                             Available             and              Option Price
                                                             For Grant         Outstanding           Per Share
                                                             ---------         -----------           ---------
   Predecessor Company
   -------------------
   Balance, December 31, 2000                                2,194,432          3,920,605              $11.65
      Options granted                                       (1,274,336)         1,274,336                5.88
      Restricted stock granted                              (3,219,236)                --                  --
      Restricted stock cancelled                                88,200                 --                  --
      Exercised                                                     --             (2,015)               0.68
      Forfeited                                              4,799,573         (4,799,573)              10.28
                                                             ---------         ----------
   Balance, December 31, 2001                                2,588,633            393,353                9.65
      MTNT Restricted stock and options available for
      grant cancelled                                       (2,588,633)          (393,353)
                                                            ----------           --------
   Balance, April 30, 2002 (Predecessor Company)                    --                 --                  --

-------------------------------------------------------------------------------------------------------------------
   Successor Company
   -----------------
      Reorganized MNCP shares authorized for grant           2,993,024                 --               5.00(1)
      MNCP options granted                                  (2,244,250)         2,244,250                 --
      Exercised                                                     --                 --               5.00
      Forfeited                                                613,225           (613,225)              5.00
                                                               -------          ---------
      Balance, December 31, 2002                             1,361,999          1,631,025
      Options granted                                         (495,000)           495,000               5.18
      Exercised                                                 15,412            (15,412)              3.00
      Forfeited                                                353,100           (353,100)              3.02
                                                               -------          ---------
   Balance, December 31, 2003                                1,235,511          1,757,513


            (1) In March 2003, our board of directors approved the reduction in the exercise price of all of the outstanding stock options from $5.00 per share to $3.00 per share.

Options exercisable at December 31:

                                                            Average
                                         Options         Exercise Price
                                         -------         --------------
                          2003            437,266            $3.00
                          2002                  0              N/A
                          2001            231,844           $10.08

Exercise prices for options outstanding as of December 31, 2003, were as follows:

                                   Options Outstanding                          Options Exercisable
                                   -------------------                          -------------------

                        Number            Weighted                            Number
                      Outstanding          Average          Weighted        Exercisable        Weighted
                         as of           Contractual        Average            as of           Average
Range of             December 31,           Life            Exercise       December 31,        Exercise
Exercise Prices          2003             Remaining          Price             2003             Price
---------------          ----             ---------          -----             ----             -----

 $5.00(1)             1,265,513           9 years             $3.00          426,289           $3.00
 $5.15                  467,000          10 years             $5.15            ---             $5.15
 $5.65                   25,000          10 years             $5.65            ---             $5.65

(1) In March 2003, our board of directors approved the reduction in the exercise price of all of the outstanding stock options from $5.00 per share to $3.00 per share.

7.  INCOME TAXES

The following is a summary of the Company's net deferred tax assets.

                                                               Successor Company
                                                               -----------------
                                                                  December 31,
                                                               2003           2002
                                                               ----           ----
                                                                 (in thousands)
Net Operating Loss Carryforwards                              $165,933     $148,699
Deferred Taxes Related to Temporary Differences:
   Tangible asset bases, lives and depreciation methods        (11,000)     (13,736)
   Other                                                        (8,515)     (13,518)
                                                               -------     --------
     Total deferred tax asset, net                             146,418      121,445
Less valuation allowance                                      (146,418)    (121,445)
                                                              --------     --------
Net deferred tax asset                                          $   --       $   --
                                                              ========     ========

Potential tax benefits, related to net operating losses and temporary differences, have been recorded as an asset, and a valuation allowance for the same amount has been established. The Company has paid no income taxes since inception.

As of December 31, 2003 and 2002, the Company had estimated net operating loss carryforwards ("NOLs") of $412 million and $370 million, respectively. In April 2002, due to the debt restructuring and reorganization, the Company has triggered a change of control, which has limited the availability and utilization of the NOLs. The Company's NOL's expire between 2004 and 2024.

8.  DEBT & CAPITAL LEASES

Debt and capital leases consists of the following:

                                                             December 31,
                                                             ------------
                                                           Successor Company
                                                           -----------------
                                                           2003          2002
                                                           ----          ----
                                                            (in thousands)
Rare Medium note payable, including accrued interest     $22,016      $20,148
CSFB note payable, including accrued interest                869          795
Term Credit Facility                                       4,914          ---
Vendor financing, including accrued interest               4,814        5,947
Capital leases                                             3,096        6,250
                                                           -----        -----
                                                          35,709       33,140
Less current maturities                                    3,867        4,051
                                                           -----        -----
Long-term debt                                           $31,842      $29,089
                                                         =======      =======

The following table reflects the maturity of our various obligations over the next five years:

                                                                                 Less then
                                                                  Total           1 year         1-4 years       After 5 years
                                                                  -----           ------         ---------       -------------
(in thousands)
Operating leases (1)                                              $33,685          $12,170         $19,031           $2,484
Capital lease obligations, including interest thereon (1)           3,504            1,752           1,752              ---
Notes Payables (2)                                                 22,885              ---          22,885              ---
Term Credit Facility                                                4,914              ---           4,914              ---
Vendor financing commitment and note payable (1)                    4,814            2,413           2,401              ---
                                                                    -----            -----           -----            -----
  Total Contractual Cash Obligations                              $69,802          $16,335         $50,983           $2,484
                                                                  =======          =======         =======           ======


(1) These commitments generally contain provisions that provide for an acceleration of rent upon a default by us, except that certain long-term real estate leases, categorized as Operating Leases, may not contain such provisions.

(2) In addition to being accelerable upon default, notes payable to Rare Medium and CSFB, which comprise approximately $21 million of this amount, must be prepaid with 25% of the proceeds due from any repayment of the $15 million principal note issued to Motient by MSV.

Term Credit Facility

On January 27, 2003, the Company's wholly-owned subsidiary, Motient Communications, closed a $12.5 million term credit agreement with a group of lenders, including several of the Company's existing stockholders. The lenders include the following entities or their affiliates: M&E Advisors, L.L.C., Bay Harbour Partners, York Capital and Lampe Conway & Co. York Capital is affiliated with JGD Management Corp. and James G. Dinan. JGD Management Corp., James G. Dinan, James D. Dondero and Highland Capital Management each hold 5% or more of Motient's common stock. The lenders also include Gary Singer, directly or through one or more entities. Gary Singer is the brother of Steven G. Singer, one of our directors.

The table below shows, as of June 24, 2004 the number of shares of Motient common stock beneficially owned by the following parties to the term credit agreement, based solely on filings made by such parties with the SEC:

         Name of Beneficial Owner           Number of Shares
         ------------------------           ----------------
         James G. Dinan*                      2,276,445
         JGD Management Corp.*                2,276,445
         Highland Capital Management**        4,424,559
         James Dondero**                      4,424,559

         *JGD Management Corp and James G. Dinan share beneficial ownership with respect to the 2,276,445 shares of our common stock. Mr. Dinan is the president and sole stockholder of JGD Management Corp, which manages the other funds and accounts that hold our common stock over which Mr. Dinan has discretionary investment authority.

         ** James D. Dondero, a member of our board of directors, is the President of Highland Capital Management, L.P., which, pursuant to an arrangement with M&E Advisors, L.L.C., has indirectly made a commitment under the credit facility.

Under the credit agreement, the lenders have made commitments to lend Motient Communications up to $12.5 million. The commitments are not revolving in nature and amounts repaid or prepaid may not be reborrowed. Borrowing availability under Motient's term credit facility terminated on December 31, 2003. On March 16, 2004, Motient Communications entered into an amendment to the credit facility which extended the borrowing availability period until December 31, 2004. As part of this amendment, Motient Communications provided the lenders with a pledge of all of the stock of a newly-formed special purpose subsidiary of Motient Communications, Motient License, which holds all of Motient's FCC licenses formerly held by Motient Communications.

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

The obligations of Motient Communications under the credit agreement are secured by a pledge of all the assets owned by Motient Communications that can be pledged as security (including, but not limited to Motient Communication's shares in Motient License). Motient Communications owns, directly or indirectly, all of the Company's assets relating to its terrestrial wireless communications business. In addition, Motient and its wholly-owned subsidiary, Motient Holdings Inc., have guaranteed Motient Communications' obligations under the credit agreement, and the Company has delivered a pledge of the stock of Motient

Holdings Inc., Motient Communications, Motient Services and Motient License to the lenders. In addition, upon the repayment in full of the outstanding $19,750,000 in senior notes due 2005 issued by MVH Holdings Inc. to Rare Medium and CSFB in connection with the Company's approved Plan of Reorganization, the Company will pledge the stock of MVH Holdings Inc. to the lenders.

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

For further information about amendments to and repayments of amounts due and owing under this Credit Agreement, please see Note 16 ("Subsequent Events").

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

As discussed above (please see Note 2, "Significant Accounting Policies"), as part of the Company's Plan of Reorganization, the Senior Notes, including accrued interest thereon, and related warrants were exchanged in full for new equity of the reorganized Company.

Rare Medium Notes

In 2001, Motient issued two notes to Rare Medium in the aggregate principal amount of $50 million, at 12.5% annual interest. These notes were collateralized by five million of the Company's XM Radio shares. On October 12, 2001, in accordance with the terms of the notes, the Company exchanged $26.2 million of the Rare Medium notes, representing $23.8 million in principal and $2.4 million of accrued interest, for five million of its XM Radio shares. The $26.9 million of principal and accrued interest remaining outstanding at December 31, 2001 was unsecured.

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

In April 2004, the Company made certain payments on the Rare Medium Note, please see "Subsequent Events - Developments Relating to MSV".

CSFB Note

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

In April 2004, the Company made certain payments on the CSFB Note, please see "Subsequent Events - Development Relating to MSV".

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

Motorola Vendor Financing

In June 1998, Motorola had entered into an agreement with the Company to provide up to $15 million of vendor financing, to finance up to 75% of the purchase price of network base stations. Loans under this facility bear interest at a rate equal to LIBOR plus 7.0% and are guaranteed by the Company and each subsidiary of Motient Holdings. The terms of the facility require that amounts borrowed be secured by the equipment purchased therewith. Advances made during a quarter constitute a loan, which is then amortized on a quarterly basis over three years. As of December 31, 2003, $4.8 million was outstanding, including accrued interest, under this facility at an interest rate of 5.4%. As of December 31, 2002, $5.9 million was outstanding, including accrued interest, under this facility at an interest rate of 9%. No additional amounts are available for borrowing under this facility. In January 2003 and subsequently in March 2004, the Company restructured this liability. In June 2004, the Company negotiated a settlement of the entire amounts of these obligations. Please see
Note 16, ("Subsequent Events") for additional information.

Hewlett-Packard Capital Lease

The Company has a capital lease for network equipment with Hewlett-Packard, now Compaq Corporation. The lease has an effective interest rate of 12.2%. This capital lease was in default for non-payment at December 31, 2002, however, in January 2003, this agreement was restructured to provide for a modified payment schedule. In June 2004, the Company negotiated a settlement of the entire amounts under this lease. Please see Note 16, ("Subsequent Events") for additional information.

Assets Pledged and Secured

Prior to the Company's reorganization in May 2002, all wholly-owned subsidiaries of the Company were subject to financing agreements that limited the amount of cash dividends and loans that could be advanced to the Company. At December 31, 2001, all of the subsidiaries' net assets were restricted under these agreements. At December 31, 2003 and 2002, the Company was subject to financing agreements with Rare Medium, CSFB, Motorola and Hewlett-Packard that continued to limit the amount of cash dividends and loans that could be advanced to the Company. The Company's term credit facility that also restricts the Company's ability to pay cash dividends and receive additional loans that could be advanced to the Company. These restrictions will have an impact on Motient's ability to pay dividends. Please see Note 16, "Subsequent Events" for additional information on payment and settlement of certain of those obligations.

Restricted net assets of the Company's subsidiaries were approximately $35.7 million and $33.1 million at December 31, 2003 and December 31, 2002 respectively.

Covenants

The Company's historical and current debt agreements contain various restrictions, covenants, defaults, and requirements customarily found in such financing agreements. Among other restrictions, these provisions include limitations on cash dividends, restrictions on transactions between Motient and its subsidiaries, restrictions on capital acquisitions, material adverse change clauses, and maintenance of specified insurance policies. Please see Note 16, "Subsequent Events" for additional information on payment and settlement of certain of these obligations.


9.  RELATED PARTIES

The following table represents a summary of all related party transactions.




                                                     Successor             Successor             Predecessor       Predecessor
                                                      Company               Company                Company           Company
                                                      -------               -------                -------           -------
                                                     Year Ended                                                      (Restated)
                                                    December 31,       Eight Months Ended     Four Months Ended     Year Ended
                                                        2003           December 31, 2002       April 30, 2002          2001
                                                        ----           -----------------       --------------          ----
Payments made to (from) related parties:
   Proceeds from the sale of assets to MSV          $   --                 $   --                 $   --            $(42,500)
   Operating expenses                                    258                   --                       49               125
   Additional investment in MSV                         --                      957                   --                --
   Funding of future sub-lease
   obligations to MSV                                   --                     --                      361             4,000
                                                    --------               --------               --------          --------
Net payments to (from) related parties              $    258               $    957               $    410          $(38,375)
                                                    --------               --------               --------          --------

Due to (from) related parties:
   Operating expenses                               $    322               $   (234)              $    618          $   (521)
   Note Receivable from MSV                          (18,781)               (18,732)               (12,345)          (15,000)
                                                    --------               --------               --------          --------
Net amounts due (from) to related parties           $(18,459)              $(18,966)              $(11,727)         $(15,521)
                                                    --------               --------               --------          --------

For the year ended December 31, 2003, the four months ended April 30, 2002, eight months ended December 31, 2002, and for the year ended December 31, 2001, the Company recorded revenue related to the MSV research and development agreement in the amount of $0, $0, $0 and $2.6 million, respectively.

Communication Technology Advisors LLC

In May 2002, the Company entered into a consulting agreement with Communication Technology Advisors LLC ("CTA") under which CTA provided consulting services to the Company. CTA's chairman, Jared E. Abbruzzese, was a director of the Company until June 20, 2003. Peter Aquino, elected to the Company's Board on June 20, 2003, is a senior managing director of CTA. Gerry S. Kittner, also a Motient director, is an advisor and consultant for CTA.

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

Except for the warrant offered to CTA described below and the warrants granted to certain members of CTA in connection with the private placement of the Company's common stock on April 7, 2004, neither CTA, nor any of its principals or affiliates is a stockholder of Motient, nor does it hold any debt of Motient (other than indebtedness as a result of consulting fees and expense reimbursement owed to CTA in the ordinary course under the Company's existing agreement with CTA). CTA has informed the Company that in connection with the conduct of its business in the ordinary course, (i) it routinely advises clients in and appears in restructuring cases involving telecommunications companies throughout the country, and (ii) certain of the Company's stockholders and bondholders and/or certain of their respective affiliates or principals, may be considered to be (a) current clients of CTA in matters unrelated to Motient; (b) former clients of CTA in matters unrelated to Motient; and (c) separate affiliates of clients who are (or were) represented by CTA in matters unrelated to Motient.

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

At December 31, 2003, CTA was owed $415,000.

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

In April 2004 and July 2004, certain members of CTA were granted warrants to purchase 400,000 shares and 340,000 shares, respectively, of common stock in conjunction with the private placements of the Company's common stock on April 7, 2004 and July 1, 2004. The warrants have an exercise price of $5.50 and $8.57 per share, respectively, and a term of five years.

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

10.  LEASES

Capital Leases

The Company leases certain office equipment and switching equipment under agreements accounted for as capital leases. Assets recorded as capital leases in the accompanying balance sheets include the following:



                                                Successor Company
                                             ------------------------

                                                   December 31,
                                                2003         2002
                                                ----         ----
                                                  (in thousands)
       Switch equipment                       $9,795        $9,795
       Office equipment                          ---         2,501
       Less accumulated depreciation          (5,280)       (5,669)
                                              -------       -------
          Total                               $4,515       $ 6,627
                                              ======       =======

Subsequent to the end of the period covered by this report, the Company restructured certain of its existing lease obligations. Please see Note 16 ("Subsequent Events").

Operating Leases

The Company leases substantially all of its base station sites through operating leases. The majority of these leases provide for renewal options for various periods at their fair rental value at the time of renewal. In the normal course of business, the operating leases are generally renewed or replaced by other leases. Additionally, the Company leases certain facilities and equipment under arrangements accounted for as operating leases. Certain of these arrangements have renewal terms. Total rent expense, under all operating leases, approximated $15.2 million for the year ended December 31, 2003, $10.5 million for the eight months ended December 31, 2002, $5.6 million for the four months ended April 30, 2002, and $13.4 million in for the year ended December 31 2001.

At December 31, 2003, minimum future lease payments under noncancelable operating and capital leases are as follows:


                                                                   Operating          Capital
                                                                   ---------          -------
                                                                          (in thousands)
       2004                                                          $12,170           $1,752
       2005                                                            9,238            1,752
       2006                                                            6,089               --
       2007                                                            2,090               --
       2008 and thereafter                                             4,098               --
                                                                     -------           ------
       Total                                                         $33,685            3,504
                                                                     -------           -------
       Less: Interest                                                                    (408)
                                                                                       ------
       Present value of minimum lease payments                                         $3,096
          Less: Current maturities, including those amounts
          deemed to be in default                                                      (1,454)
                                                                                       ------
       Non current capital lease obligation                                            $1,642
                                                                                       ------


11.  COMMITMENTS AND CONTINGENCIES

As of December 31, 2003, the Company had no contractual inventory commitments.

UPS, the Company's largest customer as of December 31, 2002, has substantially completed its migration to next generation network technology, and its monthly airtime usage of the Company's network has declined significantly. UPS was our second largest customer for the twelve months ended December 31, 2003 and our eighth largest customer for the three months ended December 31, 2003. There are no minimum purchase requirements under the Company's contract with UPS and the contract may be terminated by UPS on 30 days' notice at which point any remaining prepayment would be require to be repaid. While the Company expects that UPS will remain a customer for the foreseeable future, the bulk of UPS' units have migrated to another network. As of May 31, 2004, UPS had approximately 3,800 active units on Motient's network.

Until June 2003, UPS had voluntarily maintained its historical level of payments to mitigate the near-term revenue and cash flow impact of its recent and anticipated continued reduced network usage. However, beginning in July 2003, the revenues and cash flow from UPS declined significantly. Also, due to a separate arrangement entered into in 2002 under which UPS prepaid for network airtime to be used by it in 2004, the Company does not expect that UPS will be required to make any cash payments to the Company in 2004 for service to be provided in 2004. Pursuant to such agreement, and, as of April 30, 2004, UPS has not been required to make any cash payments to the Company in 2004, and the value of the Company's remaining airtime service obligations to UPS in respect of the prepayment was approximately $4.3 million. If UPS terminates the contract, we will be required to refund any unused portion of the prepayment to UPS.

As of December 31, 2003, we had the following outstanding cash contractual commitments:



                                                              Total      <1 year       1-3 years    3 - 5 years    More than 5 years
                                                              -----      -------       ---------    -----------    -----------------
(in thousands)
Operating leases (1)                                          $33,685     $12,170      $17,417        $1,614        $2,484
Capital lease obligations, including interest thereon (1)       3,504       1,752        1,752           ---           ---
Notes Payable (2)                                              22,885         ---       22,885           ---           ---
Term Credit Facility                                            4,914         ---        4,914           ---           ---
Equipment financing commitment (1)                              4,814       2,413        2,401           ---           ---
                                                                -----       -----        -----         -----         -----
  Total Contractual Cash Obligations                          $69,802     $16,335      $49,369        $1,614        $2,484
                                                              =======     =======      =======        ======        ======

(1) These commitments generally contain provisions that provide for an acceleration of rent upon a default by us, except that certain long-term real estate leases, categorized as Operating Leases, may not contain such provisions.

(2) In addition to being accelerable upon default, notes payable to Rare Medium and CSFB, which comprise approximately $21 million of this amount, must be prepaid with 25% of the proceeds due from any repayment of the $15 million principal note issued to Motient by MSV.

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

Defined Contribution Plan

The Company sponsored a 401(k) defined contribution plan ("401(k) Savings Plan") in which all employees of Motient could participate. The 401(k) Savings Plan provided for (i) a Company match of employee contributions, in the form of common stock, at a rate of $1 for every $1 of an employee's contribution not to exceed 4% of an employee's eligible compensation, (ii) a discretionary annual employer non-elective contribution, (iii) the option to have plan benefits distributed in the form of installment payments, and (iv) the reallocation of forfeitures, if any, to active participants. In 2001, effective January 2002, the Company amended its 401(k) Savings Plan to make the matching contributions discretionary, as well as to allow the match to be made in either cash or shares of common stock, at the Company's sole discretion. The Company's matching expense was $0.36 million for 2003, $0 for 2002 and $1.1 million for 2001. During 2001, the Company authorized an additional 5,025,000 shares for the 401(k) Savings Plan, and authorized an additional 268,000 shares in January 2002. As part of Company's plan of reorganization, all of the outstanding shares of the Company's common stock were cancelled. During 2002, the Company authorized 200,000 shares for the 401(K) Savings Plan.

Employee Stock Purchase Plan

The Company had an Employee Stock Purchase Plan ("Stock Purchase Plan") to allow eligible employees to purchase shares of the Company's common stock at 85% of the lower of market value on the first and last business day of the six-month option period. An aggregate of 217,331 shares of common stock were issued under the Stock Purchase Plan in 2001.

Effective January 2002, the Company discontinued the Stock Purchase Plan.

2002 Stock Option Plan

The Company's 2002 stock option plan was adopted by the Board on May 31, 2002 and received stockholder approval on July 11, 2002. A total of 2,993,024 shares of common stock have been reserved for issuance under the 2002 stock option plan. Under the 2002 stock option plan, the Company is authorized to grant options to purchase shares of common stock intended to qualify as incentive stock options, as defined under section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified stock options to any employees, outside directors, consultants, advisors and individual service providers whose participation in the 2002 stock option plan is determined by the Company's compensation and stock option committee to be in the Company's best interests. The term of each stock option is fixed by the Board or the compensation and stock option committee, and each stock option is exercisable within ten years of the original grant date. Some change of control transactions involving the Company, such as a sale of Motient, may cause awards granted under the 2002 stock option plan to vest. Generally, an option is not transferable by the recipient except by will or the laws of descent and distribution. As of December 31, 2003, options to purchase 2,993,024 shares of common stock had been authorized under the 2002 stock option plan at a price of $5.00 per share, of which options to purchase 1,757,513 shares of the Company's common stock were outstanding at December 31, 2003. In March 2003, the Board approved the reduction in the exercise price of all of the outstanding stock options from $5.00 per share to $3.00 per share.

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

The 2002 options are subject to vesting in two parts - 50% of the shares vest in three equal parts on the first, second and third anniversary of the date of grant, and the other 50% vest in three equal parts, or are rescinded, based on a comparison of the Company's performance in 2002, 2003, and 2004 to certain objectives established by the compensation and stock option committee of the Board following the availability of the annual results. In May 2004, the compensation committee of the Company's Board made a determination to vest a portion of the 2003 performance options.

In July and September 2003, the compensation and stock option committee of the Company's Board, acting pursuant to the Company's 2002 stock option plan, granted 26 employees and officers options to purchase an aggregate of 470,000 shares of the Company's common stock at a price of $5.15 per share and 25,000 shares of the Company's common stock at a price of $5.65 per share. One-half of each option grant vests with the passage of time and the continued employment of the recipient, in three equal increments, on the first, second and third anniversary of the date of grant. The other half of each grant will either vest or be rescinded based on the performance of the Company in 2004. If vested and not exercised, the options will expire on the 10th anniversary of the date of grant.

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

Motient recognized an $8.3 million gain in the fourth quarter of 2001 when the additional $10 million of proceeds were released from escrow. The $1.7 million difference between the proceeds received and the gain recognized is a result of pricing modifications that were made at the time of the release of the escrow related to network capacity agreements. Motient amortized the $15 million perpetual license payment, as restated, over a four year period through the adoption of "fresh-start" accounting, which represented the life of the network airtime agreement that Motient entered into with Aether at the time of the closing of the asset sale.

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

On November 26, 2001, Motient sold the assets comprising its satellite communications business to MSV, as part of a transaction in which certain other parties joined MSV, including TMI, a Canadian satellite services provider. In consideration for its satellite business assets, Motient Services received the following: (i) a $24 million cash payment in June 2000, (ii) a $41 million cash payment paid at closing on November 26, 2001, net of $4 million retained by MSV to fund the Company's future sublease obligations to MSV for rent and utilities through August 2003 and (iii) a five-year $15 million note. In this transaction, TMI also contributed its satellite communications business assets to MSV. In addition, Motient purchased a $2.5 million convertible note issued by MSV, and certain other investors, including a subsidiary of Rare Medium, purchased a total of $52.5 million of convertible notes. The Company realized a gain of approximately $29.8 million on the sale of its net assets; however, 48% of the gain, or $14.3 million, was deferred and amortized over five years through the adoption of "fresh-start" accounting.

MSV has also filed a separate application with the FCC with respect to MSV's plans for a new generation satellite system utilizing ancillary terrestrial base stations. For further information on the FCC approval process, see Note 2 ("Significant Accounting Policies - Investment in MSV and Notes Receivable from MSV").

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

In February 2003, the FCC adopted the ATC Order, giving mobile satellite operators broad authority to use their assigned spectrum to operate an ATC. The ATC Order established a set of preconditions and technical limits for ATC operations, as well as an application process for ATC approval of the specific system incorporating the ATCs that the licensee intends to use. On November 18, 2003, MSV filed an application with the FCC to expand the use of its L-band spectrum and construct its next-generation hybrid network with ATC. As part of its next-generation system, MSV intends to use its L-band spectrum, which the FCC had previously limited to satellite-only services, for terrestrial wireless services in conjunction with mobile satellite services.

In addition, both proponents and opponents of ATC (including MSV) have filed for reconsideration of the ATC Order, and the opponents of ATC have filed an appeal with the U.S. Court of Appeals for the District of Columbia Circuit. Oppositions to the petitions for reconsideration were filed August 20, 2003; replies were filed September 2, 2003. The Court of Appeals has held the appeal in abeyance pending resolution of the reconsideration requests. For information regarding recent developments involving MSV, please see Note 16 ("Subsequent Events").

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

On April 2, 2004, two exiting investors in MSV invested $17.6 million in MSV in exchange for class A preferred units of limited partnership interests of MSV. In connection with this investment, MSV's amended and restated investment agreement was amended to provide that of the total $17.6 million in proceeds, $5.0 million was used to repay certain outstanding indebtedness of MSV, including $2.0 million of accrued interest under the $15.0 million promissory note issued to

Motient by MSV. Motient was required to, and paid 25% of the $2.0 million it received in this transaction, or $500,000, to prepay its existing notes owed to Rare Medium Group and CSFB. The remainder of the proceeds from this investment were used for general corporate purposes by MSV. As of the closing of the additional investment on April 2, 2004, Motient's percentage ownership of MSV was approximately 29.5% on an "as converted" basis giving effect to the conversion of all outstanding convertible notes of MSV.

On May 17, 2004, MSV was awarded its first patent on a next generation satellite system technology containing an ancillary terrestrial component (ATC) innovation. MSV believes that patent will support its ability to deploy ATC in a way that minimizes interference to other satellite systems, and addresses ways to mitigate residual interference levels using interference-cancellation techniques.

Please see note 2, "Significant Accounting Policies- Investment in MSV and Notes Receivable from MSV" and note 16, "Subsequent Events-Developments Relating to MSV."

Sale of SMR Licenses to Nextel Communications, Inc.

On July 29, 2003, our wholly-owned subsidiary, Motient Communications, entered into an asset purchase agreement with Nextel, under which Motient Communications sold to Nextel certain of its SMR licenses issued by the FCC for $3.4 million. The closing of this transaction occurred on November 7, 2003. On December 9, 2003, Motient Communications entered into a second asset purchase agreement, under which Motient Communications will sell additional licenses to Nextel for $2.75 million resulting in a $1.5 million loss whcih was recorded in December, 2003. In February 2004, the Company closed the sale of licenses covering approximately $2.2 million of the purchase price, and in April 2004, the Company closed the sale of approximately one-half of the remaining licenses. The transfer of the other half of the remaining licenses has been challenged at the FCC by a third-party. While the Company believes, based on the advice of counsel, that the FCC will ultimately rule in its favor, the Company cannot be assured that it will prevail, and, in any event, the timing of any final resolution is uncertain. None of these licenses are necessary for Motient's future network requirements. Motient has and expects to continue to use the proceeds of the sales to fund its working capital requirements and for general corporate purposes. The lenders under Motient Communications' term Credit Agreement have consented to the sale of these licenses.

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

In anticipation of the exchange of the XM Radio shares for debt, the Company recorded an impairment loss of $81.5 million in 2001. This loss represents the write down of the Company's investment in XM Radio to the fair value on the date of the exchange. Upon the actual exchange of shares, the Company recognized a net extraordinary gain of $10.0 million, which represented the difference between the fair market value of the XM Radio stock as compared to the value of the debt cancelled in exchange for the shares. For the twelve months ended December 31, 2001, the Company recorded equity in losses of XM Radio of $48.5 million.

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

Motient's rights to use and sell the BlackBerryTM software and RIM's handheld devices may be limited or made prohibitively expensive as a result of a patent infringement lawsuit brought against RIM by NTP Inc. (NTP v. Research In Motion, Civ. Action No. 3:01CV767 (E.D. Va.)). In that action, a jury concluded that certain of RIM's BlackBerryTM products infringe on patents held by NTP covering the use of wireless radio frequency information in email communications. On August 5, 2003, the judge in the case ruled against RIM, awarding NTP $53.7 million in damages and enjoining RIM from making, using, or selling the products, but stayed the injunction pending appeal by RIM. The appeal has not yet been resolved. As a purchaser of those products, Motient could be adversely affected by the outcome of that litigation.

For further details regarding legal matters related to periods after this report, please see Note 16 ("Subsequent Events").

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

For further details regarding regulatory matters related to periods after this report, please see Note 16 ("Subsequent Events").

15.  SUPPLEMENTAL CASH FLOW INFORMATION


                                                            Successor Company                   Predecessor Company
                                                            -----------------                   -------------------

                                                                                                               Year Ended
                                                    Year Ended        Eight Months Ended     Four Months      December 31,
                                                   December 31,          December 31,      Ended April 30,     (Restated)
                                                       2003                  2002               2002              2001
                                                       ----                  ----               ----              ----
                                                                                 (in thousands)
Cash payments for interest                              $572                 $396               $427            $26,240
Cash payment for income taxes                             --                --                    --                 --
Noncash investing and financing activities:
Leased asset and related obligations                      --                --                    --                632
Issuance of restricted stock                              --                --                    --                419
Cancellation of restricted stock                          --                --                    --               (264)
Additional deferred compensation on non-cash
compensation                                              --                --                    97              1,587
Issuance and repricing of common stock
purchase warrants                                     10,024             1,464                    --              2,326
Capital (loss) gain in connection with the
sale of stock by XM Radio                                 --                --                    --            (12,180)
Capital gain in connection with the sale of
stock by MSV                                              --                --                    --             12,883
Vendor financing for property in service                  --                --                    --                 --
Vendor financing under maintenance agreement              --             2,631                    --                 --
Issuance of Common Stock under the Defined
Contribution Plan                                       $280             $  --                 $(203)            $1,151

16.  SUBSEQUENT EVENTS

Private Placement

On April 7, 2004, Motient sold 4,215,910 shares of its common stock at $5.50 per share for an aggregate purchase price of $23,187,505 to The Raptor Global Portfolio Ltd., The Tudor BVI Global Portfolio, Ltd., The Altar Rock Fund L.P., Tudor Proprietary Trading, L.L.C., Highland Crusader Offshore Partners, L.P., York Distressed Opportunities Fund, L.P., York Select, L.P., York Select Unit Trust, M&E Advisors L.L.C., Catalyst Credit Opportunity Fund, Catalyst Credit Opportunity Fund Offshore, DCM, Ltd., Greywolf Capital II LP and Greywolf Capital Overseas Fund and LC Capital Master Fund. The sale of these shares was not registered under the Securities Act of 1933 and the shares may not be sold in the United States absent registration or an applicable exemption from registration requirements. The shares were offered and sold pursuant to the exemption from registration afforded by Rule 506 under the Securities Act and/or
Section 4(2) of the Securities Act. In connection with this sale, Motient signed a registration rights agreement with the holders of these shares. Among other things, this registration rights agreement requires Motient to file and cause to make effective a registration statement permitting the resale of the shares by the holders thereof. Motient also issued warrants to purchase an aggregate of 1,053,978 shares of our common stock to the investors listed, at an exercise price of $5.50 per share. These warrants will vest if and only if Motient does not meet certain deadlines between July and November, 2004, with respect to certain requirements under the registration rights agreement. If the warrants vest, they may be exercised by the holders thereof at any time through June 30, 2009.

In connection with this sale, Motient issued to Tejas Securities Group, Inc., its placement agent for the private placement, and certain members of CTA, warrants to purchase 600,000 shares and 400,000 shares, respectively, of our common stock. The exercise price of these warrants is $5.50 per share. The warrants are immediately exercisable upon issuance and have a term of five years. Motient also paid Tejas Securities Group, Inc. a placement fee of $350,000 at closing. The warrants were issued in reliance upon the exemption afforded by Section 4(2) of the Securities Act.

Additional Private Placement

On July 1, 2004, Motient sold 3,500,000 shares of our common stock at a per share price of $8.57 for an aggregate purchase price of $30.0 million to The Raptor Global Portfolio Ltd., The Tudor BVI Global Portfolio, Ltd., The Altar Rock Fund L.P., Tudor Proprietary Trading, L.L.C., York Distressed Opportunities Fund, L.P., York Select, L.P., York Select Unit Trust, York Global Value Partner, L.P., Catalyst Credit Opportunity Fund, Catalyst Credit Opportunity Fund Offshore, DCM, Ltd., Rockbay Capital Fund, LLC, Rockbay Capital Investment Fund, LLC, Rockbay Capital Offshore Fund, Ltd., Glenview Capital Partner, L.P., Glenview Institutional Partners, L.P., Glenview Capital Master Fund, Ltd., GCM Little Arbor Master Fund, Ltd., OZ Master Fund, Ltd., OZ Mac 13 Ltd., Fleet Maritime, Inc., John Waterfall, Edwin Morgens, Greyhound Capital II, L.P., Greywolf Capital Overseas Fund, Highland Equity Focus Fund, L.P., Singer Children's Management Trust and Strome Hedgecap Limited. The sale of these shares was not registered under the Securities Act and the shares may not be sold in the United States absent registration or an applicable exemption from registration requirements. The shares were offered and sold pursuant to the exemption from registration afforded by Rule 506 under the Securities Act and/or
Section 4(2) of the Securities Act. In connection with this sale, Motient signed a registration rights agreement with the holders of these shares. Among other things, this registration rights agreement requires us to file and cause to make effective a registration statement permitting the resale of the shares by the holders thereof. Motient also issued warrants to purchase an aggregate of 525,000 shares of our common stock to the investors listed above, at an exercise price of $8.57 per share. These warrants will vest if and only if Motient does not meet certain registration deadlines beginning in November, 2004, with respect to certain requirements under the registration rights agreement. If the warrants vest, they may be exercised by the holders thereof at any time through June 30, 2009.

In connection with this sale, Motient issued to certain CTA affiliates and certain affiliates of Tejas Securities Group, Inc., our placement agent for the private placement, warrants to purchase 340,000 and 510,000, respectively, shares of our common stock. The exercise price of these warrants is $8.57 per share. The warrants are immediately exercisable upon issuance and have a term of five years. Motient also paid Tejas Securities Group, Inc. a placement fee of approximately $850,000 at closing. The shares were offered and sold pursuant to the exemption from registration afforded by Rule 506 under the Securities Act and/or Section 4(2) of the Securities Act.

Term Credit Facility

On March 16, 2004, Motient entered into an amendment to its credit facility which extended the borrowing availability period until December 31, 2004. As part of this amendment, Motient provided the lenders with a pledge of all of the stock of a newly-formed special purpose subsidiary of Motient Communications, Inc., Motient License Inc. ("Motient License") which holds all of Motient's FCC licenses formerly held by Motient Communications. On March 16, 2004, in connection with the execution of the amendment to the credit agreement, the Company issued warrants to the lenders to purchase, in the aggregate, 2,000,000 shares of Motient's common stock. The number of warrants was reduced to an aggregate of 1,000,000 shares of common stock since, within 60 days after March 16, 2004, the Company obtained at least $7.5 million of additional debt or equity financing. The exercise price of the warrants is $4.88 per share. The warrants were immediately exercisable upon issuance and have a term of five years. The warrants were valued at $6.7 million using a Black-Scholes pricing model and are being recorded as a debt discount and will be amortized as additional interest expense over three years, the term of the related debt. The warrants are also subject to a registration rights agreement. Under such agreement, Motient agreed to register the shares underlying the warrants upon the request of a majority of the warrantholders, or in conjunction with the registration of other common stock of the company. Motient will bear all the expenses of such registration. The Company also paid a commitment fees to the lenders of $320,000 which accrued into the principal balance at closing. These fees will be recorded on Motient's balance sheet and will be amortized as additional interest expense over three years, the term of the related debt.

On April 13, 2004, Motient repaid all principal amounts then owing under its term credit facility, including accrued interest thereon, in an amount of $6.7 million. The remaining availability under the credit facility of $5.8 million will be available for borrowing to the Company until December 31, 2004, subject to the lending conditions in the credit agreement.

Developments Relating to MSV

On April 2, 2004, two exiting investors in MSV invested $17.6 million in MSV in exchange for class A preferred units of limited partnership interests of MSV. In connection with this investment, MSV's amended and restated investment agreement was amended to provide that of the total $17.6 million in proceeds, $5.0 million was used to repay certain outstanding indebtedness of MSV, including $2.0 million of accrued interest under the $15.0 million promissory note issued to Motient by MSV. Motient was required to use 25% of the $2.0 million it received in this transaction, or $500,000, to prepay its existing notes owed to Rare Medium Group and CSFB. The remainder of the proceeds from this investment were used for general corporate purposes by MSV. As of the closing of the additional investment on April 2, 2004, Motient's percentage ownership of MSV was approximately 29.5% on an "as converted" basis giving effect to the conversion of all outstanding convertible notes of MSV.

In June 2004, MSV obtained certain rights to receive 8-10 MHz of nationwide spectrum in the S-band (2.1 GHz range) from its affiliate, TMI Communications and Company, Limited Partnership, or TMI, as a result of the FCC's reinstatement of TMI's S-band authorization on June 29, 2004. This reinstatement of TMI's S-band authorization is subject to certain conditions. In addition, the S-band authorization requires the satisfaction of certain satellite construction and other milestones. There can be no assurances that such conditions and milestones will be satisfied.

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

Management and Board Changes

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

On May 6, 2004, the board of directors elected Raymond L. Steel to serve as a member of the board. Mr. Steele was also elected to the Company's audit committee.

On May 6, 2004 the board of directors elected Robert L. Macklin to the position of General Counsel and Secretary.

On May 24, 2004 the board of directors designated Myrna J. Newman, the Company's controller and chief accounting officer, as the principal financial officer of the Company.

Also on May 24, 2004, the board of directors elected Christopher W. Downie to the position of executive vice president, chief operating officer and treasurer. Mr. Downie remains the principal executive officer.

On June 15, 2004, the board of directors designated Jonelle St. John and Raymond J. Steele as the board's financial experts.

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

On June 1, 2004, Ehrenkrantz Sterling & Co. LLC, merged with the firm of Friedman Alpren & Green LLP. The new entity, Friedman LLP has been retained by Motient and the Audit Committee of Motient's Board of Directors approved this decision on June 4, 2004.

For further details regarding the change in accountants, please see the Company's current report on Form 8K filed with the SEC on April 23, 2003 and the Company's amendment to its current report on Form 8-K/A filed with the SEC on April 23, 2003 and March 9, 2004.

CTA Arrangements

On January 30, 2004, the Company engaged CTA to act as chief restructuring entity. The term of CTA's engagement is currently scheduled to end on August 1, 2004. As consideration for this work, Motient agreed to pay to CTA a monthly fee of $60,000. The new agreement amends our existing consulting arrangement with CTA. In addition, since the initial engagement of CTA, the payment of certain monthly fees to CTA has been deferred. In April 2004, Motient paid CTA $440,000 for all past deferred fees.

Termination of Motorola and Hewlett-Packard Agreements

In June 2004, the Company negotiated settlements terminating its outstanding financing facilities with Motorola and its lease with Hewlett-Packard for certain network equipment. The full amount due and owing under these agreements was a combined $6.8 million. We paid or will pay a combined $3.9 million in cash and will issue a warrant to Motorola to purchase 200,000 shares of the Company's common stock at a price of $8.68, in full satisfaction of the outstanding balances. In the case of Hewlett-Packard, the Company took title to all of the leased equipment and software, and in the case of Motorola, there was no equipment or service that Motorola was obligated to provide. Additionally, Hewlett-Packard released to the Company its $1.1 million letter of credit.

Regulatory

It was reported that in March of 2004, the staff of the FCC circulated a draft order to the five FCC Commissioners recommending adoption of the plan for the reallocation of the 800 MHz spectrum commonly known as the "Consensus Plan". However, the staff apparently also recommended the rejection of Nextel's offer to pay $850 million to recover the costs of the re-allocation of the spectrum, as the staff apparently felt this amount to be insufficient to cover the costs of such re-allocation. On April 8, 2004, Motient filed a request with the FCC asking that the FCC relocate Motient into the so called "upper-800 MHz band" as part of the Consensus Plan. The FCC did not adopt the order in April, and one month later, the Cellular Telecommunications & Internet Association, or CTIA, proposed a plan that would grant Nextel alternative spectrum in the less valuable 2.1 GHz band. Verizon Wireless has advanced CTIA's and a similar plan, and has pledged to bid $5 billion for the 1.9 GHz spectrum if those airwaves are auctioned. Nextel has vigorously opposed the CTIA and Verizon Wireless plans, insisting that it be allowed to relocate to the 1.9 GHz spectrum. News accounts have stated that some senior officials at the FCC would prefer to grant Nextel the 2.1 GHz spectrum because such a grant is less subject to a court challenge as an impermissible sale of spectrum outside of an auction. Some members of Congress have also expressed interest in the proceeding. Given the uncertain outcome of this proceeding, we cannot assure you that our operations will not be affected by it.

Legal

On April 15, 2004, Motient filed a claim under the rules of the American Arbitration Association in Fairfax County, VA, against Wireless Matrix Corporation, a reseller of Motient's services, for the non-payment of certain amounts due and owing under the "take-or-pay" agreement between Motient and Wireless Matrix. Under this agreement, Wireless Matrix agreed to purchase certain minimum amounts of air-time on the Motient network. In February 2004 Wireless Matrix informed Motient that it was terminating its agreement with Motient. Motient does not believe that Wireless Matrix has any valid basis to do so, and consequently filed the above mentioned claim seeking over $2.6 million in damages, which amount represents Wireless Matrix's total prospective commitment under the agreement. On May 10, 2004, Motient received notice of a counter-claim by Wireless Matrix of approximately $1 million, representing such amounts as Wireless Matrix claims to have paid in excess of services rendered under the agreement. In June 2004, Motient reached a favorable out of court settlement with Wireless Matrix in which Wireless Matrix will pay Motient $1.1 million.


                            QUARTERLY FINANCIAL DATA
                (dollars in thousands, except for per share data)
                                   (unaudited)



                                             Successor Company
                                             -----------------
                                               2003-Quarters
                                               -------------
                                 3/31/03     6/30/03    9/30/03    12/31/03
                                 -------     -------    -------    --------
Revenues                         $14,370     $14,992    $12,051     $13,072
Operating expenses (1)            24,424      25,358     24,311      20,559
                                  ------      ------     ------      ------
Loss from operations             (10,054)    (10,366)   (12,260)     (7,487)
Net Income (loss)               $(12,394)   $(13,010)  $(22,345)   $(14,373)
Basic and Diluted Loss Per
Share of common stock             $(0.49)     $(0.52)    $(0.89)     $(0.57)
Weighted-average common
shares outstanding
during the period                 25,097      25,137     25,170      25,145
Market price per share (3)
   High                            $4.00       $2.00      $5.00       $5.45
   Low                             $2.75       $5.75      $6.35       $3.95


                                 Predecessor Company through April 30, 2002 and
                             Successor Company from May 1, 2002 to December 31, 2002               Predecessor Company
                             -------------------------------------------------------               -------------------
                                                  2002-Quarters                                  2001-Quarters (restated)
                                                  -------------                                  ------------------------

                                       (Predecessor (Successor
                                          Company)   Company)
                                          1 Month    2 Months
                            (Predecessor   Ended      Ended     (Successor (Successor
                              Company)   April 30,   June 30,    Company)   Company)
                              3/31/02       2002       2002      9/30/02    12/31/02    3/31/01     6/30/01     9/30/01    12/31/01
                              -------       ----       ----      -------    --------    -------     -------     -------    --------

Revenues                      $16,683      $5,690     $8,719     $13,297     $14,601    $22,565     $22,641     $23,547    $21,513
Operating expenses (1)         32,445      11,358     19,796      25,426      25,195     48,225      47,832      50,342     41,092
                               ------      ------     ------      ------      ------     ------      ------      ------     ------
Loss from operations          (15,762)     (5,668)   (11,077)    (12,129)    (10,594)   (25,660)    (25,191)    (26,795)   (19,579)

Net Income (loss)            $(35,429)   $267,408   $(13,010)   $(16,644)   $(29,904)   (54,948)    (65,317)    (49,636)   (99,597)
Basic and Diluted Loss Per
Share of common stock          $(0.61)      $4.58     $(0.52)     $(0.66)     $(1.19)    $(1.11)     $(1.32)     $(0.99)    $(1.81)
Weighted-average common
shares outstanding
during the period              58,256      58,366     25,097      25,097      25,097     49,639      49,654      50,175     55,027
Market price per share (3)
   High                         $0.45      $0.040      $5.90       $4.45       $3.40      $6.59       $2.05       $1.10      $0.60
   Low                         $0.055      $0.080      $3.60       $0.40       $0.65      $1.25       $0.38       $0.09      $0.05


(1) Operating expenses include restructuring charges of approximately $25,000 in the second quarter of 2002, $4.7 million in the third quarter of 2001. Of the $4.7 million restructuring expense in 2001, $3.8 million was paid in 2001. Of the $0.6 million restructuring expense in 2002, $0.5 million was paid in 2002.

(2) Loss per share calculations for each of the quarters are based on the weighted average number of shares outstanding for each of the periods, and the sum of the quarters is not equal to the full year loss per share amount due to rounding.
(3) Until January 14, 2002, the Company's common stock was listed under the symbol MTNT on the Nasdaq Stock Market. The Company voluntarily delisted from the Nasdaq Stock Market on January 14, 2002 as a result of its Chapter 11 bankruptcy filing. The Company's common stock is currently traded under the symbol MNCP on the Pink Sheets. The quarterly high and low sales price represents the intra-day prices in the Nasdaq Stock Market for the Company's pre-reorganization common stock for the periods indicated for 2001 and the high and low bid prices for Motient pre- and post-reorganization common stock for the periods indicated. The quotations represent inter-dealer quotations, without retail markups, markdowns or commissions, and may not necessarily represent actual transactions. As of December 31, 2003, there were 11 stockholders of record of the Company's common stock.

Summary of Impact of the Restatement of Financial Statements

The revised accounting treatment described in Note 2 ("Significant Accounting Policies -- Restatement of Financial Statements") requires that certain adjustments be made to the income statements and balance sheets for the respective quarters of 2001 and the quarter ended March 31, 2002. The effect of these adjustments is illustrated in the table below. The adjustments reflected in the table below were reviewed by Motient's independent auditor, Ehrenkrantz Sterling & Co. LLC. Certain of the adjustments are based on assumptions that Motient has made about the fair value of certain assets.


                            Quarter Ended March 31,           Quarter Ended June 30,          Quarter Ended September 30,
                                     2001                              2001                             2001
                                     ----                              ----                             ----
                                 (Unaudited)                        (Unaudited)                      (Unaudited)
                         As reported      As restated        As reported      As restated     As reported     As restated
                         -----------      -----------        -----------      -----------     -----------     -----------
(in thousands)

Net Revenue              $  23,407       $  22,565            $  23,657       $  22,641       $  24,447       $  23,547
Loss from Operations       (25,217)        (25,660)             (25,224)        (25,191)        (25,933)        (26,795)
Net Loss                   (54,006)        (54,948)             (65,324)        (65,317)        (48,707)        (49,636)
Basic and Fully
Diluted EPS              $   (1.09)      $   (1.11)           $   (1.32)      $   (1.32)      $   (0.97)      $   (0.99)
Total Assets               536,608         536,772              485,682         486,694         448,542         449,474
Total Liabilities          588,579         580,840              599,931         593,032         610,106         604,055
Stockholders' Deficit      (51,971)        (44,068)            (114,249)       (106,338)       (161,564)       (154,582)
Total Liabilities &
Stockholders' Deficit    $ 536,608       $ 536,772            $ 485,682       $ 486,694       $ 448,542       $ 449,474


                            Quarter Ended December 31,         Year Ended December 31,        Quarter Ended March 31,
                                     2001                              2001                             2002
                                     ----                              ----                             ----
                                 (Unaudited)                        (Unaudited)                      (Unaudited)
                         As reported      As restated        As reported      As restated     As reported     As restated
                         -----------      -----------        -----------      -----------     -----------     -----------
(in thousands)

Net Revenue                $21,782         $21,513              $93,293         $90,265         $16,495         $16,683
Loss from Operations       (18,622)        (19,579)             (94,996)        (97,223)        (15,970)        (15,763)
Net Loss                  (124,052)        (99,597)            (292,089)       (269,497)        (32,885)        (35,430)
Basic and Fully
Diluted EPS                 $(2.25)         $(1.81)              $(5.71)         $(5.27)         $(0.56)         $(0.61)
Total Assets               209,617         240,465              209,617         240,465         177,628         205,283
Total Liabilities          485,086         471,614              485,086         471,614         485,681         471,559
Stockholders' Deficit     (275,469)       (231,149)            (275,469)       (231,149)       (308,053)       (266,277)
Total Liabilities &
Stockholders' Deficit     $209,617        $240,465             $209,617        $240,465        $177,628        $205,283


                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                           YEARS ENDED 2001(restated),
    FOUR MONTHS ENDED APRIL 30, 2002, EIGHT MONTHS ENDED DECEMBER 31, 2002, and
                          YEAR ENDED DECEMBER 31, 2003


                                                              Charged
                                                 Balance at   to Costs
                                                 Beginning      and                           Balance at End of
Description                                      of Period    Expenses       Deductions            Period
-----------                                      ---------    --------       ----------            ------
Predecessor Company
-------------------
Year Ended December 31, 2001
       Allowance for doubtful accounts               $1,317      $1,375        $(1,728)               $964
Four Months Ended April 30, 2002
       Allowance for doubtful accounts                 $964       $(52)          $(139)               $773
Successor Company
-----------------
Eight Months Ended December 31, 2002
       Allowance for doubtful accounts                 $773        $994          $(764)             $1,003
Year Ended December 31, 2003
       Allowance for doubtful accounts               $1,003        $194          $(438)               $759


                                                              Charged
                                                 Balance at   to Costs
                                                 Beginning      and                           Balance at End of
Description                                      of Period    Expenses       Deductions            Period
-----------                                      ---------    --------       ----------            ------
Predecessor Company
-------------------
Year Ended December 31, 2001
       Allowance for Obsolescence                    $1,633      $7,891        $(2,451)             $7,073
Four Months Ended April 30, 2002
       Allowance for Obsolescence                    $7,073      $4,687          $(797)            $10,963
Successor Company
-----------------
Eight Months Ended December 31, 2002
       Allowance for Obsolescence                   $10,963        $287        $(1,699)             $9,551
Year Ended December 31, 2003
       Allowance for Obsolescence                    $9,551        $199        $(2,000)             $7,750