Form 10-Q
period 2004-03-31
MOTIENT CORP
filed 2004-07-02
CIK 913665

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004
                           Commission File No. 0-23044
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

                                 ---------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No[ ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ X ] No[ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Number of shares of common stock outstanding at June 24, 2004: 29,773,997

                                Introductory Note

This quarterly report on Form 10-Q relates to the quarter ended March 31, 2004. We did not file a report on Form 10-Q for this period previously because we have only recently completed our financial statements for this and prior periods.

As we have previously disclosed in prior reports, including most recently in our quarterly report on Form 10-Q for the quarter ended September 30, 2003 filed on June 7, 2004, we were not able to complete our financial statements for 2002 and 2003 until we resolved the appropriate accounting treatment with respect to certain transactions that occurred in 2000 and 2001. The transactions in question involved the formation of and certain transactions with Mobile Satellite Ventures LP, or MSV, in 2000 and 2001 and the sale of certain of our transportation assets to Aether Systems, Inc. in 2000. We resolved these accounting issues and, on March 22, 2004, we filed our annual report on Form 10-K for the year ended December 31, 2002, as well as our quarterly reports on Form 10-Q for the quarters ended June 30, 2002 and September 30, 2002. Concurrently with the filing of those reports, we also filed an amendment to our quarterly report on Form 10-Q for the quarter ended March 31, 2002 to reflect restated financial statements for such period. After completion of our annual and quarterly reports for fiscal year 2002, we subsequently filed our quarterly reports on Form 10-Q for the quarters ended March 31, June 30 and September 30, 2003 on April 26, May 14 and June 7, 2004, respectively. Concurrently with the filing of this quarterly report on Form 10-Q, we filed our annual report on Form 10-K for the year ended December 31, 2003.

References in this report to "Motient" and "we" or similar or related terms refer to Motient Corporation and its wholly-owned subsidiaries together, unless the context of such references requires otherwise.



                               MOTIENT CORPORATION
                                    FORM 10-Q
                       FOR THE PERIOD ENDED MARCH 31, 2004

                                TABLE OF CONTENTS

                                                                                                                       PAGE
                                                                                                                       ----
                                     PART I
                              FINANCIAL INFORMATION

        Item 1. Financial Statements


                Consolidated Statements of Operations for the Three Months Ended March 31, 2003 and 2004                  4

                Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003                                    5

                Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2003 and 2004        6

                Notes to Consolidated Financial Statements                                                                7


        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                    28

        Item 3. Quantitative and Qualitative Disclosures about Market Risk                                               48

        Item 4. Controls and Procedures                                                                                  48


                                     PART II
                                OTHER INFORMATION

        Item 1. Legal Proceedings                                                                                        53

        Item 3. Defaults Upon Senior Securities                                                                          53

        Item 6. Exhibits and Reports on Form 8-K                                                                         53


PART I- FINANCIAL INFORMATION

                          Item 1. Financial Statements


                      Motient Corporation and Subsidiaries
                      Consolidated Statements of Operations
                      (in thousands, except per share data)



                                                                                           Three Months      Three Months
                                                                                          Ended March 31,   Ended March 31,
                                                                                               2004              2003
                                                                                               ----              ----
                                                                                          (Unaudited)       (Unaudited)
REVENUES
   Services and related revenue                                                            $  9,961          $ 13,563
   Sales of equipment                                                                         1,539               807
                                                                                           --------          --------

      Total revenues                                                                         11,500            14,370
                                                                                           --------          --------

COSTS AND EXPENSES

   Cost of services and operations (including stock-based compensation of
   $505 for the three months ended March 31,2004; exclusive of
   depreciation and amortization below)                                                      11,352            13,654
   Cost of equipment sold (exclusive of depreciation and amortization below)                  1,509               997
   Sales and advertising (including stock-based compensation of $360 for the three months ended March 31, 2004; exclusive of depreciation and
   amortization below)                                                                        1,032             1,242
   General and administrative (including stock-based compensation of $577 for the three months ended March 31, 2003; exclusive of depreciation
   and amortization below)                                                                    2,352             3,260
   Restructuring Charges                                                                      1,154              --
   Depreciation and amortization                                                              4,273             5,271
                                                                                           --------          --------
   Total Costs and Expenses                                                                  21,672            24,424
                                                                                           --------          --------

   Operating loss                                                                           (10,172)          (10,054)
                                                                                           --------          --------

   Interest expense, net                                                                     (1,766)           (1,312)
   Other income, net                                                                              8               459
   Other income from Aether                                                                     645               838
   (Loss) on asset disposal                                                                      (2)             --
   Equity in loss of Mobile Satellite Ventures                                               (2,230)           (2,325)
                                                                                           --------          --------

   Net (loss)                                                                              $(13,517)         $(12,394)
                                                                                           ========          ========

Basic and Diluted (Loss) Per Share of Common Stock:
   Net (Loss) basic and diluted                                                            $  (0.54)         $  (0.49)
                                                                                           ========          ========

Weighted-Average Common Shares Outstanding - basic and diluted                               25,232            25,097
                                                                                           ========          ========

The accompanying notes are an integral part of these consolidated financial statements.

                      Motient Corporation and Subsidiaries
                           Consolidated Balance Sheets
                 (in thousands, except share and per share data)




                                                                                 March 31, 2004   December 31, 2003
                                                                                 --------------   -----------------
        ASSETS                                                                    (Unaudited)        (Audited)
        CURRENT ASSETS:
           Cash and cash equivalents                                                    $2,499         $3,618
           Restricted cash and short-term investments                                       --            504
           Accounts receivable-trade, net of allowance for doubtful accounts of
           $660 at March 31, 2004 and $759 at December 31, 2003                          2,708          3,804
           Inventory                                                                       132            240
           Due from Mobile Satellite Ventures, net                                          90             93
           Deferred equipment costs                                                      3,038          3,765
           Assets held for sale                                                            535          2,734
           Other current assets                                                          2,825          5,091
                                                                                         -----          -----
              Total current assets                                                      11,827         19,849
                                                                                        ------         ------

        RESTRICTED INVESTMENTS                                                           1,189          1,091
        PROPERTY AND EQUIPMENT, net                                                     29,056         31,381
        FCC LICENSES AND OTHER INTANGIBLES, net                                         72,617         74,021
        INVESTMENT IN AND NOTES RECEIVABLE FROM MSV                                     20,380         22,610
        DEFERRED CHARGES AND OTHER ASSETS                                               13,789          8,076
                                                                                        ------         ------
              Total assets                                                            $148,858       $157,028
                                                                                      ========       ========

        LIABILITIES AND STOCKHOLDERS' EQUITY

        CURRENT LIABILITIES:
           Accounts payable and accrued expenses                                       $11,559         12,365
           Deferred equipment revenue                                                    3,059          3,795
           Deferred revenue and other current liabilities                                8,553         11,005
           Vendor financing commitment, current                                          1,206          2,413
           Obligations under capital leases, current                                     1,501          1,454
                                                                                         -----          -----
              Total current liabilities                                                 25,878         31,032
                                                                                        ------         ------

        LONG-TERM LIABILITIES
           Capital lease obligations, net of current portion                             1,253          1,642
           Vendor financing commitment, net of current portion                           3,119          2,401
           Notes payable, including accrued interest thereon                            23,385         22,885
           Term credit facility, including accrued interest  thereon                     6,760          4,914
           Other long-term liabilities                                                     817          1,347
                                                                                         -----          -----
              Total long-term liabilities                                               35,334         33,189
                                                                                        ------         ------
              Total liabilities                                                         61,212         64,221
                                                                                        ------         ------

        COMMITMENTS AND CONTINGENCIES                                                      ---            ---

        STOCKHOLDERS' EQUITY:
           Preferred Stock; par value $0.01; authorized 5,000,000 shares at March
           31, 2004 and December 31, 2003, no shares issued or outstanding at
           March 31, 2004 or December 31, 2003                                             ---            ---
           Common Stock; voting, par value $0.01; 100,000,000 shares
           authorized and 25,232,286 and 25,196,840 shares issued
           and outstanding at March 31, 2004 and at December 31, 2003, respectively        253            252
           Additional paid-in capital                                                  200,365        198,743
           Common stock purchase warrants                                               22,225         15,492
           Accumulated deficit                                                        (135,197)      (121,680)
                                                                                      ---------      ---------
        STOCKHOLDERS' EQUITY                                                            87,646         92,807
                                                                                      --------       --------
              Total liabilities and stockholders' equity                              $148,858       $157,028
                                                                                      ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                      Motient Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)





                                                                              Three Months         Three Months
                                                                             Ended March 31,      Ended March 31,
                                                                                 2004                 2003
                                                                                 ----                 ----
                                                                             (Unaudited)           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net cash used in operating activities                                  $(1,759)              $(2,191)
                                                                                -------               -------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Proceeds from short-term and restricted investments                        406                   272
         Additions to property and equipment                                       (541)                   (6)
                                                                                -------               -------
         Net cash (used in) provided by investing activities                       (135)                  266
                                                                                -------               -------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from issuance of employee stock options                           105                  --
         Principal payments under capital leases                                   (342)                 (611)
         Principal payments under Vendor Financing                                 (488)                 (219)
         Proceeds from Term Credit Facility                                       1,500                  --
                                                                                -------               -------
Net cash provided by (used in) financing activities                                 775                  (830)
                                                                                -------               -------

Net (decrease) increase in cash and cash equivalents                             (1,119)               (2,755)
                                                                                -------               -------
CASH AND CASH EQUIVALENTS, beginning of period                                    3,618                 5,840
                                                                                -------               -------

CASH AND CASH EQUIVALENTS, end of period                                        $ 2,499               $ 3,085
                                                                                =======               =======


The accompanying notes are an integral part of these consolidated condensed financial statements.


                      MOTIENT CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2004
                                   (Unaudited)

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

Motient is devoting its efforts to expanding its core wireless business, while also focusing on cost-cutting efforts. These efforts involve substantial risk. Future operating results will be subject to significant business, economic, regulatory, technical, and competitive uncertainties and contingencies. Depending on their extent and timing, these factors, individually or in the aggregate, could have an adverse effect on the Company's financial condition and future results of operations. In recent periods, certain factors have placed significant pressures on Motient's financial condition and liquidity position. These factors also restrained Motient's ability to accelerate revenue growth at the pace required to enable it to generate cash in excess of its operating expenses. These factors include competition from other wireless data suppliers and other wireless communications providers with greater resources, the loss of UPS as a primary customer, cash constraints that have limited Motient's ability to generate greater demand, unanticipated technological and development delays and general economic factors. Motient's results in recent periods, including the period covered by this report, have also been hindered by the downturn in the economy and capital markets.

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

In January 2001, MSV had filed a separate application with the FCC with respect to MSV's plans for a new generation satellite system utilizing ancillary terrestrial components, or "ATC". In January 2003, MSV's application with the FCC with respect to MSV's plans for a new generation satellite system utilizing ATC was approved by the FCC. The order granting such approval (the "ATC Order") requires that licensees, including MSV, submit a further application with the FCC to seek approval of the specific system incorporating ATC that the licensee intends to use. MSV has filed an application for ATC authority, pending the FCC's final rules and regulations. MSV has also filed a petition for reconsideration with respect to certain aspects of the ATC Order. In January 2004, certain terrestrial wireless providers petitioned the U.S. Court of Appeals for the District of Columbia to review the FCC's decision to grant ATC to satellite service providers. Oral arguments in this case occurred in May 2004, but a decision has not yet been issued by the court.

On August 21, 2003, two investors in MSV (excluding Motient) invested an additional $3.7 million in MSV in exchange for Class A preferred units of limited partnership interests in MSV. MSV used the proceeds from this investment to repay other indebtedness that is senior in its right of repayment to the Company's promissory note. Under the terms of MSV's amended and restated investment agreement, these investors had the option of investing an additional $17.6 million in MSV by December 31, 2003; however, if, prior to this time, the FCC had not issued a decision addressing MSV's petition for reconsideration with respect to the ATC Order, the option was automatically extended to March 31, 2004. As of the closing of the initial investment on August 21, 2003 and as of March 31, 2004, the Company's percentage ownership of MSV was approximately 29.5% on a fully diluted basis.

For a discussion of certain additional recent developments regarding MSV, including recent investments in MSV, please see Note 6 ("Subsequent Events").

Cost Reduction Actions

Several factors have restrained the Company's ability to grow revenue at the rate it previously anticipated. These factors include the weak economy generally and the weak telecommunications and wireless sector specifically, the loss of UPS as a primary customer, the financial difficulty of several of the Company's key resellers, on whom it relies for a majority of its new revenue growth, and the Company's continued limited liquidity.

The Company has taken a number of steps recently to reduce operating and capital expenditures in order to lower its cash burn rate and improve its liquidity position.

Reductions in Workforce. The Company undertook a reduction in its workforce in February 2004. This action eliminated approximately 32.5% (54 employees) of its workforce and reduced employee and related expenditures by approximately $0.4 million per month.

Refinancing of Vendor Obligations. In March 2004, the Company renegotiated two outstanding obligations to Motorola Inc., reducing the monthly amortization for these obligations from approximately $211,000 in aggregate to $100,000 in aggregate, effectively extending the amortization period for both obligations. As part this restructuring, Motient pledged all of the outstanding stock of Motient License, on a second priority basis, to secure the borrowings under the Motorola promissory note and vendor financing.

As of May 31, 2004, the aggregate principal amount of the Company's obligations to Motorola under these facilities was approximately $4.2 million. In June, 2004, we reached an agreement to prepay these obligations in a negotiated settlement with Motorola. Please see Note 3 ("Liquidity and Financing") and
Note 6 ("Subsequent Events") for further discussion of this and other financing obligations.

Network Rationalization. Motient is currently in the process of assessing its wireless data network in a coordinated effort to reduce network operating costs while also focusing on minimizing the potential impact to customer communications and coverage requirements. This rationalization encompasses, among other things, reducing unneeded capacity across the network by deconstructing under-utilized and un-profitable base stations as well as deconstructing base stations that pass an immaterial amount of customer data traffic. In some cases, these base stations were originally constructed specifically to serve customers with nationwide requirements that are no longer customers of Motient. In certain instances, the geographic area that the network serves may be reduced by this process and customer communications may be impacted. Motient has discussed these changes with many of its customers to assist them in evaluating the potential impact, if any, to their respective communications requirements. The full extent and effect of the changes to the network have yet to be determined.

Communication Technology Advisors LLC. Effective January 30, 2004, Motient hired Communications Technology Advisors LLC, or CTA, to serve as "Chief Restructuring Entity" and advise the Company on various ways to reduce cash operating requirements. CTA's engagement is scheduled to end in August 2004. See Note 2 ("Related Parties") for further discussion of Motient's relationship with CTA.

Despite these initiatives, the Company continues to be cash flow negative, and there can be no assurances that it will ever be cash flow positive.

Changes in Management

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

Please see Note 6, ("Subsequent Events") for further information with regard to management changes.

Change in Accountants

On March 2, 2004, Motient dismissed PricewaterhouseCoopers as its independent auditors effective immediately. The audit committee of the Company's board of directors approved the dismissal of PricewaterhouseCoopers. PricewaterhouseCoopers was previously appointed to audit Motient's consolidated financial statements for the period May 1, 2002 to December 31, 2002, and, by its terms, such engagement was to terminate upon the completion of services related to such audit. PricewaterhouseCoopers did not report on Motient's consolidated financial statements for such period or for any other fiscal period. On March 2, 2004, the audit committee engaged Ehrenkrantz Sterling & Co. LLC as Motient's independent auditors to replace PricewaterhouseCoopers to audit Motient's consolidated financial statements for the period May 1, 2002 to December 31, 2002. Ehrenkrantz Sterling & Co. was also engaged to audit Motient's consolidated financial statements for the period ended December 31, 2003. Please see Note 6, ("Subsequent Events"), for further information with regard to accountant changes.

For further details regarding the change in accountants, please see the Company's current report on Form 8-K filed with the SEC in April 23, 2003, the Company's amendment to current report on Form 8-K/A filed with the SEC on March 9, 2004 and the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2003, filed with the SEC on June 7, 2004.

Sale of SMR Licenses to Nextel Communications, Inc.

On December 9, 2003, Motient Communications entered into an asset purchase agreement, under which Motient Communications will sell surplus licenses to Nextel for $2.75 million. In February 2004, the Company closed the sale of licenses covering approximately $2.2 million of the purchase price, and in April 2004, the Company closed the sale of approximately one-half of the remaining licenses. The transfer of the other half of the remaining licenses has been challenged at the FCC by a third-party. While the Company believes, based on the advice of counsel, that the FCC will ultimately rule in its favor, the Company cannot assure you that it will prevail, and, in any event, the timing of any final resolution is uncertain. None of these licenses are necessary for Motient's future network requirements. Motient has and expects to continue to use the proceeds of the sales to fund its working capital requirements and for general corporate purposes. The lenders under Motient Communications' term credit agreement have consented to the sale of these licenses.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared by the Company and are unaudited. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year. In the opinion of management, all adjustments (consisting of normal recurring adjustments unless otherwise indicated) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2004, and for all periods presented have been made. Footnote disclosure has been condensed or omitted as permitted in interim financial statements.

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

Concentrations of Credit Risk

For the three months ended March 31, 2004, four customers accounted for approximately 41% of the Company's service revenue, with one customer, SkyTel Communications, Inc. ("SkyTel"), accounting for more than 23%. No one customer accounted for more than 10% of the Company's net accounts receivable at March 31, 2004.

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

Investment in MSV and Notes Receivable from MSV

The Company determined that certain adjustments to our historical financial information for 2000, 2001 and 2002 were required to reflect the effects of several complex transactions, including the formation of, and transactions with, MSV. Please see the Company's current report on Form 8-K dated March 14, 2003 and its annual report on Form 10-K for the year ended December 31, 2002 for a complete discussion of such adjustments.

Prior to our adoption of "fresh-start" accounting after we emerged from Chapter 11 bankruptcy proceedings on May 1, 2002, the Company had no basis in either its $15 million note receivable from MSV or its $2.5 million convertible note receivable from MSV, as the Company had fully written these off in 2001 through the recording of its equity share of losses in MSV. It was determined that Motient should not have recorded any suspended losses of MSV. As a result, it was concluded that Motient should not have written off any prior MSV losses against the value of these notes.

As a result of the application of "fresh-start" accounting, and the subsequent modifications described below, the notes and investment in MSV were valued at fair value and the Company recorded an asset in the amount of approximately $53.9 million representing the estimated fair value of its investment in and note receivable from MSV. Included in this investment is the historical cost basis of the Company's common equity ownership of approximately 48% as of May 1, 2002, or approximately $19.3 million. In accordance with the equity method of accounting, the Company recorded its approximate 48% share of MSV losses against this basis.

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

Additionally, the Company has recorded the $15.0 million note receivable from MSV, plus accrued interest thereon at its fair market value, estimated to be approximately $13.0 million at "fresh start", after giving effect to discounted future cash flows at market interest rates. This note matures in November 2006, but may be fully or partially repaid prior to maturity, subject to certain conditions and priorities with respect to payment of other indebtedness, in certain circumstances involving the consummation of additional investments in MSV. In April 2004, MSV repaid $2.0 million of accrued interest under this note. For information regarding recent developments involving MSV, please see Note 6 ("Subsequent Events").

In November 2003, Motient engaged CTA to perform a valuation of its equity interests in MSV as of December 31, 2002. Concurrent with CTA's valuation, Motient reduced the book value of its equity interest in MSV from $54 million (inclusive of Motient's $2.5 million convertible note from MSV) to $41 million as of May 1, 2002 to reflect certain preference rights on liquidation of certain classes of equity holders in MSV. Including its note receivable from MSV ($13 million at May 1, 2002), the book value of Motient's aggregate interest in MSV as of May 1, 2002 was reduced from $67 million to $53.9 million. Also, as a result of CTA's valuation of MSV, Motient determined that the value of its equity interest in MSV was impaired as of December 31, 2002. This impairment was deemed to have occurred in the fourth quarter of 2002. Motient reduced the value of its equity interest in MSV by $15.4 million as of December 31, 2002. There was no further impairment required as of December 31, 2003 or March 31, 2004.

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

For the three month period ended March 31, 2004, MSV had revenues of $7.7 million, operating expenses of $7.3 million, and a net loss of $6.7 million.

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

The Company has generated significant net operating losses for tax purposes through March 31, 2004; however, it has had its ability to utilize these losses limited on two occasions as a result of transactions that caused a change of control in accordance with the Internal Revenue Service Code Section 382. Additionally, since the Company has not yet generated taxable income, it believes that its ability to use any remaining net operating losses has been greatly reduced; therefore, the Company has established a valuation allowance for any benefit that would have been available as a result of the Company's net operating losses.

Revenue Recognition

The Company generates revenue principally through equipment sales and airtime service agreements, and consulting services. In 2000, the Company adopted Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," issued by the SEC. SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. In certain circumstances, SAB No. 101 requires the deferral of the recognition of revenue and costs related to equipment sold as part of a service agreement.

In December 2003, the Staff of the SEC issued SAB No.104, "Revenue Recognition", which supersedes SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 104's primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple-element revenue arrangements and to rescind the SEC's

"Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" ("FAQ") issued with SAB No. 104. Selected portions of the FAQ have been incorporated into SAB No. 104. The adoption of SAB No. 104 did not have a material impact on the Company's revenue recognition policies.

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

Property and equipment consists of the following:

                                                       March 31,
                                                         2004
                                                         ----
Network equipment                                      $36,679
Office equipment and furniture                           2,573
Construction in progress                                   ---
                                                       -------
                                                        39,252
Less accumulated depreciation and amortization         (10,196)
                                                       -------
Property and equipment, net                            $29,056
                                                       =======

The Company recorded depreciation expense for the three months ended March 31, 2004 of $2.9 million. The Company has assets under capital lease of $4.0 million at March 31, 2004.

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

Options to purchase 1,554,867 shares and 1,253,384 shares of the Company's common stock were outstanding at March 31, 2004 and 2003, respectively, under the Company's 2002 Stock Option Plan.

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

The following table illustrates the effect on (loss) attributable to common stockholders (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.



                                                                   Three Months       Three Months
                                                                  Ended March 31,    Ended March 31,
                                                                       2004               2003
                                                                       ----               ----
Net loss, as reported                                              $(13,517)          $(12,394)
Add: Stock-based employee compensation expense included in net
loss, net of related tax effects                                      1,442                ---
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards, net
of tax related effects                                                 (439)            (1,631)
                                                                       -----            -------
Pro forma net loss                                                  (12,514)           (14,025)
Weighted average common shares outstanding                            25,232             25,097
Loss per share:
  Basic and diluted---as reported                                    $(0.54)            $(0.49)
  Basic and diluted---pro-forma                                      $(0.50)            $(0.56)


Under SFAS No. 123 the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                 Three Months          Three Months
                                Ended March 31,       Ended March 31,
                                   2004                    2003
                                   ----                    ----
Expected life (in years)               10                  10
Risk-free interest rate        0.88%-0.93%              1.11%
Volatility                      146%-162%                130%
Dividend yield                       0.0%                0.0%

Segment Disclosures

In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company had one operating segment: its core wireless business. The Company provides its core wireless business to the continental United States, Alaska, Hawaii and Puerto Rico. The following summarizes the Company's core wireless business revenue by major market categories:

                                  Three Months        Three Months
                                Ended March 31,     Ended March 31,
                                      2004                2003
                                      ----                ----
Summary of Revenue
------------------
(in millions)
Wireless Internet                     $6.2                $7.1
Field Services                         1.8                 3.2
Transportation                         0.9                 2.6
Telemetry                              0.6                 0.6
All Other                              0.5                 0.1
                                       ---                 ---
   Service revenue                    10.0                13.6
   Equipment revenue                   1.5                 0.8
                                       ---                 ---
    Total                            $11.5               $14.4
                                     =====               =====

The Company does not measure ultimate profit and loss or track its assets by these market categories.

(Loss)Per Share

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

Options and warrants to purchase shares of common stock were not included in the computation of loss per share as the effect would be antidilutive for all periods. As a result, the basic and diluted earnings per share amounts for all periods presented are the same. As of March 31, 2004 and 2003, there were warrants to acquire approximately 6,664,962 and 5,464,962, respectively, shares of common stock and options outstanding for 1,554,867 and 1,253,384, respectively, shares that were not included in this calculation because of their antidilutive effect for the three months ended March 31, 2004 and 2003.

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

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities -- An Interpretation of ARB No. 51," which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 provides guidance related to identifying variable interest entities (previously known generally as special purpose entities, or SPEs) and determining whether such entities should be consolidated. FIN No. 46 must be applied immediately to variable interest entities created or interests in variable interest entities obtained, after January 31, 2003. For those variable interest entities created or interests in variable interest entities obtained on or before January 31, 2003, the guidance in FIN No. 46 must be applied in the first fiscal year or interim period beginning after June 15, 2003. The Company has determined that it does not have any variable interest entities.

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

Related Parties

The Company made payments of $201,000 to related parties for service-related obligations for the three-month period ended March 31, 2004, as compared to $170,000 for the three month period ended March 31, 2003. As of March 31, 2004, the Company had a net due to related parties in the amount of $0.3 million.

CTA is a consulting and private advisory firm specializing in the technology and telecommunications sectors. It had previously acted as the spectrum and technology advisor to the official committee of unsecured creditors in connection with the Company's bankruptcy proceedings, and subsequently as a consultant to the Company since May 2002. On January 30, 2004, the Company engaged CTA to act as chief restructuring entity. The term of CTA's engagement is currently scheduled to end on August 1, 2004. As consideration for this work, Motient agreed to pay to CTA a monthly fee of $60,000. In addition, since the initial engagement of CTA, the payment of certain monthly fees to CTA had been deferred. In April 2004, Motient paid CTA $440,000 for all past deferred fees.

See Note 6 ("Subsequent Events") for additional related party activities.

3.  LIQUIDITY AND FINANCING

Liquidity and Financing Requirements

Since emerging from bankruptcy protection in May 2002, the Company has undertaken a number of actions to reduce its operating expenses and cash burn rate. Despite these initiatives, the Company continues to be cash flow negative, and there can be no assurances that Motient will ever be cash flow positive. For a description of the Company's significant cost reduction initiatives after the end of the period covered by this report, please see Note 1 ("Organization and Business") and Note 6 ("Subsequent Events").

The Company has taken a number of steps recently to reduce operating and capital expenditures in order to lower its cash burn rate and improve its liquidity position. The Company undertook a reduction in its workforce in February 2004. This action eliminated approximately 32.5% (54 employees) of its workforce.

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

In addition to cash generated from operations, the Company holds a $15 million promissory note issued by MSV in November 2001. This note matures in November 2006, but may be fully or partially repaid prior to maturity, subject to certain conditions and priorities with respect to payment of other indebtedness, in certain circumstances involving the consummation of additional investments in MSV. Under the terms of the Company's notes issued to Rare Medium and CSFB in connection with its Plan of Reorganization, in certain circumstances the Company must use 25% of any proceeds from the repayment of the $15 million note from MSV to repay the Rare Medium and CSFB notes, on a pro-rata basis. For a discussion of certain recent developments regarding MSV and certain payment with regard to these notes, please see Note 6 ("Subsequent Events"). There can be no assurance that the MSV note will be repaid prior to maturity, or at all.

The Company's future financial performance will depend on its ability to continue to reduce and manage operating expenses, as well as its ability to grow revenue. The Company's future financial performance could be negatively affected by unforeseen factors and unplanned expenses.

The Company continues to pursue all potential funding alternatives. Among the alternatives for raising additional funds are the issuance of debt or equity securities, other borrowings under secured or unsecured loan arrangements, and sales of assets. There can be no assurance that additional funds will be available to the Company on acceptable terms or in a timely manner. The Company's credit facility also has certain terms and conditions, subject to limits and waivers, that restrict the Company's ability to issue additional debt securities and use the proceeds from the sale of assets. The stock purchase agreement executed by the Company and certain purchasers of its common stock in April and July 2004 also limits Motient's ability to raise capital in the future. There can be no assurance that these restrictions will be waived or modified to allow the Company to access additional funding. For additional information with regard to recent funding events, please see Note 6 ("Subsequent Events").

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

Debt Obligations & Capital Leases

The following table outlines the Company debt obligations and capital leases as of March 31, 2004.



                                                        (Unaudited)
                                                       March 31, 2004
                                                       --------------
                                                       (in thousands)
    Rare Medium note payable due 2005, including
    accrued interest thereon                              $22,497
    CSFB note payable due 2005, including
    accrued interest thereon                                  888
    Vendor financing                                        4,325
    Term Credit Facility                                    6,760
    Obligations under Capital Leases                        2,754
                                                            -----
                                                           37,224
    Less current maturities                                 2,707
                                                            -----
    Long-term debt                                        $34,517
                                                          -------

The following table reflects the maturity of these obligations over the next five years.

                                                                    Less then                 After 5
                                                           Total      1 year     1-4 years     years
                                                           -----      ------     ---------     -----
(in thousands)
Notes Payables                                            $23,385      $----     $23,385      $ ---
Term Credit Facility                                        6,760       ----       6,760        ---
Capital lease obligations, including interest thereon       2,754      1,501       1,253        ---
Vendor financing commitment                                 4,325      1,206       3,119        ---
                                                            -----      -----       -----      -----
  Total Contractual Cash Obligations                      $37,224     $2,707     $34,517      $----


Rare Medium Note: Under the Company's Plan of Reorganization, the Rare Medium notes were cancelled and replaced by a new note in the principal amount of $19.0 million. The new note was issued by a new subsidiary of Motient Corporation that owns 100% of Motient Ventures Holding Inc., which owns all of the Company's interests in MSV. The new note matures on May 1, 2005 and carries interest at 9%. The note allows the Company to elect to accrue interest and add it to the principal, instead of paying interest in cash. The note requires that it be prepaid using 25% of the proceeds of any repayment of the $15 million note receivable from MSV. Please see Note 6 ("Subsequent Events - Developments Relating to MSV") for further information with regard to certain payments made on this note subsequent to the period covered by this report.

CSFB Note: Under the Company's Plan of Reorganization, the Company issued a note to CSFB, in satisfaction of certain claims by CSFB against Motient, in the principal amount of $750,000. The new note was issued by a new subsidiary of Motient Corporation that owns 100% of Motient Ventures Holdings Inc., which owns all of the Company's interests in MSV. The new note matures on May 1, 2005 and carries interest at 9%. The note allows the Company to elect to accrue interest and add it to the principal, instead of paying interest in cash. The Company must use 25% of the proceeds of any repayment of the $15 million note receivable from MSV to prepay the CSFB note. Please see Note 6 ("Subsequent Events - Developments Relating to MSV") for further information with regard to certain payments made on this note subsequent to the period covered by this report.

Vendor Financing and Promissory Notes: Motorola had entered into an agreement with the Company to provide up to $15 million of vendor financing to finance up to 75% of the purchase price of network base stations. Loans under this facility bear interest at a rate equal to LIBOR plus 4.0% and are guaranteed by the Company and each subsidiary of Motient Holdings. The terms of the facility require that amounts borrowed be secured by the equipment purchased therewith. Advances made during a quarter constitute a loan, which is then amortized on a quarterly basis over three years. These balances were not impacted by the Company's Plan of Reorganization. In January 2003, Motient restructured the then-outstanding principal under this facility of $3.5 million, with such amount to be paid off in equal monthly installments over a three-year period from January 2003 to December 2005. In January 2003, Motient also negotiated a deferral of approximately $2.6 million that was owed for maintenance services provided pursuant to a separate service agreement with Motorola, and Motient issued a promissory note for such amount, with the note to be paid off over a two-year period beginning in January 2004.

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

As of March 31, 2004, $4.3 million was outstanding under these notes with Motorola. In June 2004, we reached an agreement to prepay these obligations in a negotiated settlement with Motorola. Please see Note 6, ("Subsequent Events").

Capital Leases: As of March 31, 2004, $2.8 million was outstanding under a capital lease for network equipment with Hewlett-Packard Financial Services Company. The lease has an effective interest rate of 12.2%. In January 2003, this agreement was restructured to provide for a modified payment schedule. We also negotiated a further extension of the repayment schedule that became effective upon the satisfaction of certain conditions, including our funding of a letter of credit in twelve monthly installments beginning in 2003, in the aggregate amount of $1.125 million, to secure our payment obligations. The letter of credit will be released in fifteen equal installments beginning in July 2004, assuming no defaults have occurred or are occurring. The lease matures December 1, 2005. In June 2004, the Company prepaid these obligations in a negotiated settlement with Hewlett-Packard. Please see Note 6, ("Subsequent Events").

Sources of Funding

Term Credit Facility: On January 27, 2003, the Company's wholly-owned subsidiary, Motient Communications, closed a $12.5 million term credit agreement with a group of lenders, including several of the Company's existing stockholders. The lenders include the following entities or their affiliates:
M&E Advisors, L.L.C., Bay Harbour Partners, York Capital and Lampe Conway & Co. York Capital is affiliated with JGD Management Corp. and James G. Dinan. JGD Management Corp,James G. Dinan Highland Capital Management and James D. Dondero each hold 5% or more of Motient's common stock. The lenders also include Gary Singer, directly or through one or more entities. Gary Singer is the brother of Steven G. Singer, one of our directors.

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

         *JGD Management Corp and James G. Dinan share beneficial ownership with respect to the 2,276,445 shares of our common stock. Mr. Dinan is the president and sole stockholder of JGD Management Corp, which manages the other funds and accounts that hold our common stock over which Mr. Dinan has discretionary investment authority.
         ** James D. Dondero, a member of Motient's board of directors, is the President of Highland Capital Management, L.P., which, pursuant to an arrangement with M&E Advisors, L.L.C., has indirectly made a commitment under the credit facility.

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

Under this facility, the lenders have agreed to make loans to Motient Communications through December 31, 2004 upon Motient Communications' request no more often than once per month, in aggregate principal amounts not to exceed $1.5 million for any single loan, and subject to satisfaction of other conditions to borrowing, including certain financial and operating covenants, contained in the credit agreement. On April 13, 2004, Motient repaid all principal amounts then owing under the credit facility, including accrued interest thereon, in an amount of $6.8 million, which amount may not be reborrowed.

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

On March 16, 2004, in connection with the execution of the amendment to the credit agreement, Motient issued warrants to the lenders to purchase, in the aggregate, 1,000,000 shares of Motient's common stock. The exercise price of the warrants is $4.88 per share. The warrants were immediately exercisable upon issuance and have a term of five years. The warrants were valued using a Black-Scholes pricing model at $6.7 million and will be recorded as a debt discount and will be amortized as additional interest expense over three years, the term of the related debt. The warrants are also subject to a registration rights agreement. Under such agreement, Motient agreed to file a registration statement to register the shares underlying the warrants upon the request of a majority of the warrant holders, or in conjunction with the filing of a registration statement in respect of shares of common stock of the Company held by other holders. Motient will bear all the expenses of such registration. In connection with the amendment, Motient was also required to pay commitment fees to the lenders of $320,000, which were added to the principal balance of the credit facility at closing. These fees were recorded on the Company's balance sheet and will be amortized as additional interest expense over three years, the term of the related debt.

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

On April 15, 2004, Motient filed a claim under the rules of the American Arbitration Association in Fairfax County, VA, against Wireless Matrix Corporation, a reseller of Motient's services, for the non-payment of certain amounts due and owing to Motient under the "take-or-pay" agreement between Motient and Wireless Matrix. Under this agreement, Wireless Matrix agreed to purchase certain minimum amounts of air-time on the Motient network. In February 2004, Wireless Matrix informed Motient that it was terminating its agreement with Motient. Motient does not believe that Wireless Matrix has any valid basis to do so, and consequently filed the above mentioned claim seeking over $2.6 million in damages, which amount represents Wireless Matrix's total prospective commitment under the agreement. On May 10, 2004, Motient received notice of a counter-claim by Wireless Matrix of approximately $1 million, representing such amounts as Wireless Matrix claims to have paid in excess of services rendered under the agreement. In June 2004, Motient reached a favorable out of court settlement with Wireless Matrix, in which Wireless Matrix will pay Motient $1.1 million.

4. COMMITMENTS AND CONTINGENCIES

As of March 31, 2004, the Company had no contractual inventory commitments.

UPS, the Company's largest customer as of December 31, 2002, substantially completed its migration to next generation network technology in the first six months of 2003, and its monthly airtime usage of the Company's network declined significantly beginning in July 2003, and, consequently, so did revenues and cash flows. UPS was our eighth largest customer for the three months ended March 31, 2004. There are no minimum purchase requirements under the Company's contract with UPS and the contract may be terminated by UPS on 30 days' notice at which point any remaining prepayment would be require to be repaid. While the Company expects that UPS will remain a customer for the foreseeable future, the bulk of UPS' units have migrated to another network. As of May 31, 2004, UPS had approximately 3,800 active units on Motient's network.

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

5. LEGAL AND REGULATORY MATTERS

Legal

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

Regulatory

It has been reported that in March of 2004, the staff of the FCC recommended the adoption of the plan for the reallocation of the 800 MHz spectrum common known as the "Consensus Plan". However, the staff apparently also recommended the rejection of Nextel's offer to pay $850 million to recover the costs of the re-allocation of the spectrum, as the staff apparently felt this amount to be insufficient to cover the costs of such re-allocation. On April 8, 2004, Motient filed a request with the FCC asking that the Commission relocate Motient into the so called "upper-800 MHz band" as part of the Consensus Plan. Motient cannot assure that its operations will not be affected by this proceeding.

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

In connection with this sale, Motient issued to Tejas Securities Group, Inc., Motient's placement agent for the sale, and certain members of CTA, warrants to purchase 600,000 and 400,000 shares, respectively, of its common stock. The exercise price of these warrants is $5.50 per share. The warrants are immediately exercisable upon issuance and have a term of five years. Motient also paid Tejas Securities Group, Inc. a placement fee of $350,000 at closing. The warrants were offered and sold pursuant to the exemption from registration afforded by Rule 506 under the Securities Act and/or Section 4(2) of the Securities Act.

Additional Sale of Common Stock

On July 1, 2004, we sold 3,500,000 shares of our common stock at a per share price of $8.57 for an aggregate purchase price of $30.0 million to The Raptor Global Portfolio Ltd., The Tudor BVI Global Portfolio, Ltd., The Altar Rock Fund L.P., Tudor Proprietary Trading, L.L.C., York Distressed Opportunities Fund, L.P., York Select, L.P., York Select Unit Trust, York Global Value Partner, L.P., Catalyst Credit Opportunity Fund, Catalyst Credit Opportunity Fund Offshore, DCM, Ltd., Rockbay Capital Fund, LLC, Rockbay Capital Investment Fund, LLC, Rockbay Capital Offshore Fund, Ltd., Glenview Capital Partner, L.P., Glenview Institutional Partners, L.P., Glenview Capital Master Fund, Ltd., GCM Little Arbor Master Fund, Ltd., OZ Master Fund, Ltd., OZ Mac 13 Ltd., Fleet Maritime, Inc., John Waterfall, Edwin Morgens, Greywolf Capital II, L.P., Greywolf Capital Overseas Fund, Highland Equity Focus Fund, L.P., Highland Equity Fund, L.P., Singer Children's Management Trust and Strome Hedgecap Limited. The sale of these shares was not registered under the Securities Act and the shares may not be sold in the United States absent registration or an applicable exemption from registration requirements. The shares were offered and sold pursuant to the exemption from registration afforded by Rule 506 under the Securities Act and/or Section 4(2) of the Securities Act. In connection with this sale, we signed a registration rights agreement with the holders of these shares. Among other things, this registration rights agreement requires us to file and cause to make effective a registration statement permitting the resale of the shares by the holders thereof. We also issued warrants to purchase an aggregate of 525,000 shares of our common stock to the investors listed above, at an exercise price of $8.57 per share. These warrants will vest if and only if we do not meet certain registration deadlines beginning in November, 2004, with respect to certain requirements under the registration rights agreement. If the warrants vest, they may be exercised by the holders thereof at any time through June 30, 2009.

In connection with this sale, we issued to certain CTA affiliates and certain affiliates of Tejas Securities Group, Inc., our placement agent for the private placement, warrants to purchase 340,000 and 510,000 shares, respectively, of our common stock. The exercise price of these warrants is $8.57 per share. The warrants are immediately exercisable upon issuance and have a term of five years. We also paid Tejas Securities Group, Inc. a placement fee of $850,000 at closing. The shares were offered and sold pursuant to the exemption from registration afforded by Rule 506 under the Securities Act and/or Section 4(2) of the Securities Act.

Credit Facility Repayment

On April 13, 2004, Motient repaid the all principal amounts then owing under its term credit facility, including accrued interest thereon, in an amount of $6.8 million. The remaining availability under the credit facility of $5.7 million will be available for borrowing to the Company until December 31, 2004, subject to the lending conditions in the credit agreement.

Termination of Motorola and Hewlett-Packard Agreements

In June 2004, the Company negotiated settlements of its entire amounts outstanding under its financing facility with Motorola and its capital lease with Hewlett-Packard. The full amount due and owing under these agreements was a combined $6.8 million. The Company paid or will pay by July 15, 2004 a combined $3.9 million in cash and will issue a warrant to Motorola to purchase 200,000 shares of the Company's common stock at a price of $8.68, in full satisfaction of the outstanding balances. In the case of Hewlett-Packard, the Company took title to all of the leased equipment and software and the letter of credit securing this lease was cancelled, and in the case of Motorola, there was no equipment or service that Motorola was obligated to provide. The Company expects to record a gain on the extinguishment of debt in the second quarter of 2004.

Developments Relating to MSV

On April 2, 2004, the additional $17.6 million investment in MSV was consummated. In connection with this investment, MSV's amended and restated investment agreement was amended to provide that of the total $17.6 million in proceeds, $5.0 million was used to repay certain outstanding indebtedness of MSV, including $2.0 million of accrued interest under the $15.0 million promissory note issued to Motient by MSV. Motient was required to use 25% of the $2 million it received in this transaction, or $500,000, to make prepayments under its existing notes owed to Rare Medium Group, Inc. and Credit Suisse First Boston. The remainder of the proceeds from this investment will be used by MSV for general corporate purposes. As of the closing of the additional investment on April 2, 2004, Motient's percentage ownership of MSV was approximately 29.5% on a fully diluted basis.

On May 17, 2004, MSV was awarded its first patent on a next generation satellite system technology containing an ancillary terrestrial component (ATC) innovation. MSV believes that patent will support its ability to deploy ATC in a way that minimizes interference to other satellite systems, and addresses ways to mitigate residual interference levels using interference-cancellation techniques.

Management and Board Changes

On June 15, 2004, the board of directors designated Jonelle St. John and Raymond
L. Steele as the board's financial experts.

On May 24, 2004 the board of directors designated Myrna J. Newman, the Company's controller and chief accounting officer, as the Company's principal financial officer. Simultaneously, the board of directors elected Christopher W. Downie to the position of executive vice president, chief operating officer and treasurer. Mr. Downie will remain as the Company's principal executive officer.

On May 6, 2004 the board of directors elected Raymond L. Steele to the Company's board of directors. The board of directors now consists of six members. Mr. Steele was also elected to the Company's audit committee.

Also on May 6, the board of directors elected Robert L. Macklin as the Company's general counsel and secretary.

Legal Matters

On April 15, 2004, Motient filed a claim under the rules of the American Arbitration Association in Fairfax County, VA, against Wireless Matrix Corporation, a reseller of Motient's services, for the non-payment of certain amounts due and owing to Motient under the "take-or-pay" agreement between Motient and Wireless Matrix. Under this agreement, Wireless Matrix agreed to purchase certain minimum amounts of air-time on the Motient network. In February 2004 Wireless Matrix informed Motient that it was terminating its agreement with Motient. Motient does not believe that Wireless Matrix has any valid basis to do so, and consequently filed the above mentioned claim seeking over $2.6 million in damages, which amount represents Wireless Matrix's total prospective commitment under the agreement. On May 10, 2004, Motient received a notice of counter-claim by Wireless Matrix of approximately $1 million, representing such amounts as Wireless Matrix claims to have made in excess of service rendered under the agreement. In June 2004, Motient reached a favorable out of court settlement with Wireless Matrix in which Wireless Matrix will pay Motient $1.1 million.

Changes in Accountants

On June 1, 2004, Ehrenkrantz Sterling & Co. LLC merged with the firm of Friedman Alpren & Green LLP. The new entity, Friedman LLP has been retained by Motient and the Audit Committee of Motient's Board of Directors approved this decision on June 4, 2004.

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

Statements regarding factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, those under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Overview of Liquidity and Risk Factors," and elsewhere in this quarterly report. All of our subsequent written and oral forward-looking statements (or statements that may be attributed to us) are expressly qualified in their entirety by the cautionary statements referred to above and contained elsewhere in this quarterly report on Form 10-Q. You should carefully review the risk factors described in our other filings with the Securities and Exchange Commission from time to time, including the risk factors contained in our Form 10-K for the period ended December 31, 2003, and our reports on Form 10-K and 10-Q to be filed after this quarterly report, as well as our other reports and filings with the SEC.

Our forward-looking statements are based on information available to us today, and we will not update these statements. Our actual results may differ significantly from the results discussed in these statements.

Overview

General

This section provides information regarding the various current components of Motient's business, which we believe are relevant to an assessment and understanding of the financial condition and consolidated results of operations of Motient.

Motient presently has six wholly-owned subsidiaries and a 29.5% interest (on a fully-diluted basis) in MSV as of March 31, 2004. For further details regarding Motient's interest in MSV, please see Note 6 ("Subsequent Events -- Developments Relating to MSV"). Motient Communications Inc. owns the assets comprising Motient's core wireless business, except for Motient's FCC licenses, which are held in a separate subsidiary, Motient License Inc. Motient License was formed on March 16, 2004, as part of Motient's amendment of its credit facility, as a special purpose wholly-owned subsidiary of Motient Communications and holds all of the FCC licenses formerly held by Motient Communications. A pledge of the stock of Motient License, along with the other assets of Motient Communications, secures borrowings under our term credit facility. For further details regarding the formation of Motient License, please see Note 3 ("Liquidity and Financing -

Sources of Funding -- Term Credit Facility of notes to consolidated financial statements. Motient's other four subsidiaries hold no material operating assets other than the stock of other subsidiaries and Motient's interests in MSV. On a consolidated basis, we refer to Motient Corporation and its six wholly-owned subsidiaries as "Motient." Our indirect, less-than 50% voting interest in MSV is not consolidated with Motient for financial statement purposes. Rather, we account for our interest in MSV under the equity method of accounting.

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

On April 2, 2004, the above-mentioned additional $17.6 million investment was consummated. In connection with this investment, MSV's amended and restated investment agreement was amended to provide that of the total $17.6 million in proceeds, $5.0 million was used to repay certain outstanding indebtedness of MSV, including $2.0 million of accrued interest under the $15.0 million promissory note issued to Motient by MSV. Motient was required to, and paid, 25% of the $2 million it received in this transaction, or $500,000, to make prepayments under its existing notes owed to Rare Medium Group, Inc. and Credit Suisse First Boston. The remainder of the proceeds from this investment will be used for general corporate purposes by MSV. As of the closing of the initial investment on April 2, 2004, Motient's percentage ownership of MSV remained approximately 29.5% on a fully diluted basis.

Overview of Liquidity and Risk Factors

In January 2002, we and three of our wholly-owned subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code. Motient Ventures Holding, Inc. did not file for Chapter 11 and had no activities during this period. The only asset of this subsidiary is its interest in MSV.

Our Plan of Reorganization was confirmed on April 26, 2002 and became effective on May 1, 2002. The reorganization significantly deleveraged Motient's balance sheet and significantly reduced Motient's ongoing interest expense. As of the effective date of the plan, Motient had approximately $30.7 million of debt (comprised of capital leases, notes payable to Rare Medium and CSFB, and the outstanding Motorola, Inc. credit facility). As of March 31, 2004, Motient had approximately $37.2 million of debt.

Summary of Risk Factors

In addition to the challenge of growing revenue as described above, our future operating results could be adversely affected by a number of uncertainties and factors, including:

     o We have undergone significant organizational restructuring and we face substantial operational challenges.
     o We are not cash flow positive, and our prospects will depend on our ability to control our costs while maintaining and improving our service levels.
     o    We will need additional liquidity to fund our operations.
     o We may not be able to meet our debt obligations, operating expenses, working capital and other capital expenditures.
     o    We will continue to incur significant losses.
     o We generate a large part of our revenues and cash flows from a small number of customers, and the loss of one or more key customers could result in a significant reduction in revenues and cash flows; UPS has recently deregistered a majority of its units on our network.
     o    Our growth has been curtailed by funding constraints.
     o Our in internal controls may not be sufficient to ensure timely and reliable financial information.
     o We may not be able to realize value from our investment in MSV due to risks associated with MSV's next-generation business plan.
     o Motient may have to take actions which are disruptive to its business to avoid registration under the Investment Company Act of 1940.
     o We could lose market share and revenues as a result of increasing competition from companies in the wireless communications industry that have greater resources and name recognition.
     o Failure to keep pace with rapidly changing markets for wireless communications would significantly harm our business.
     o The success of our wireless communications business depends on our ability to enter into and maintain third party distribution relationships.
     o We expect to maintain a limited inventory of devices to be used in connection with our eLink service, and any interruption in the supply of such devices could significantly harm our business.
     o We cannot guarantee that our suppliers will be able to supply us with components and devices in the quantities and at the times we require, or at all.
     o If prices charged by suppliers for wireless devices do not decline as we anticipate, our business may not experience the growth we expect.
     o We may not be able to develop, acquire and maintain proprietary information and intellectual property rights, which could limit the growth of our business and reduce our market share.
     o Patent infringement litigation against Research In Motion may impede our ability to use and sell certain software and handheld devices.
     o Government regulation may increase our cost of providing services, slow our expansion into new markets, subject our services to additional competitive pressures and affect the value of our common stock.
     o We face burdens relating to the recent trend toward stricter corporate governance and financial reporting standards.
     o Motient's competitive position may be harmed if the wireless terrestrial network technology it licenses from Motorola is made available to competitors.
     o Motient could incur substantial costs if it is required to relocate its spectrum licenses under a pending proposal being considered by the FCC.
     o Our adoption of "fresh-start" accounting may make evaluation our financial position and results of operations for 2002 and 2003, as compared to prior periods, more difficult.
     o Certain tax implications of our bankruptcy and reorganization may increase our tax liability.
     o There is a very limited public trading market for our common stock, and our equity securities may continue to be illiquid or experience significant price volatility.
     o We do not expect to pay any dividends on our common stock for the foreseeable future.
     o Future sales of our common stock could adversely affect its price and/or our ability to raise capital.

For a more complete description of the above factors, please see the section entitled "Risk Factors" in Motient's annual report on Form 10-K for the fiscal year ended December 31, 2003.

Results of Operations

The table below outlines operating results for Motient:


                                  Three Months        Three Months
                                Ended March 31,     Ended March 31,
                                      2004                2003
                                      ----                ----
Summary of Revenue
------------------
(in millions)
Wireless Internet                     $6.2                $7.1
Field Services                         1.8                 3.2
Transportation                         0.9                 2.6
Telemetry                              0.6                 0.6
All Other                              0.5                 0.1
                                       ---                 ---
   Service Revenue                    10.0                13.6
   Equipment Revenue                   1.5                 0.8
                                       ---                 ---
         Total                       $11.5               $14.4
                                     =====               =====



                                          Three Months Ended                     Three Months Ended
                                              March 31,         % of Service         March 31,         % of Service
                                                 2004              Revenue              2003              Revenue
                                                 ----              -------              ----              -------
Summary of Expense
------------------
(in millions)
Cost of Service and Operations                  $11.3                113%              $13.7                 101%
Cost of Equipment Sold                            1.5                 15                 1.0                   7
Sales and Advertising                             1.0                 10                 1.2                   9
General and Administration                        2.4                 24                 3.2                  24
Operational Restructuring Costs                   1.2                 12                  --                   0
Depreciation and Amortization                     4.3                 43                 5.3                  39
                                                  ---                ---                 ---                 ---
Total Operating                                 $21.7                217%              $24.4                 180%
                                                =====                ====              =====                 ====


Three Months Ended March 31, 2004 and 2003

Revenue and Subscriber Statistics

Service revenues approximated $10.0 million for the three months ended March 31, 2004, which was a $3.6 million decrease as compared to the three months ended

March 31, 2003. This decrease was a result of a decrease in revenue during this period in our wireless internet, field services, and transportation market sectors. Total revenues approximated $11.5 million for the three months ended March 31, 2004, which was a $2.9 million decrease as compared to the three months ended March 31, 2003. The decrease was primarily a result of the decreased service revenues, partially offset by an increase in equipment revenue.

The tables below summarize our revenue for the three months ended March 31, 2004 and 2003 and our subscriber base as of March 31, 2004 and 2003. An explanation of certain changes in revenue and subscribers is set forth below.


                                              Three Months Ended March 31,
                                          -------------------------------------
Summary of Revenue                              2004               2003             Change         % Change
------------------                              ----               ----             ------         --------
(in millions)
Wireless Internet                                $6.2               $7.1              $(0.9)          (13)%
Field Services                                    1.8                3.2               (1.4)          (44)
Transportation                                    0.9                2.6               (1.7)          (65)
Telemetry                                         0.6                0.6                0.0             0
All Other                                         0.5                0.1                0.4           400
                                                  ---                ---                ---           ---
   Service Revenue                               10.0               13.6               (3.6)          (26)
   Equipment Revenue                              1.5                0.8                0.7            88
                                                  ---                ---                ---           ---
         Total                                  $11.5              $14.4              $(2.9)          (20)%
                                                =====              =====              ======          =====

The make up of our registered subscriber base was as follows:

                                 As of March 31,
                              ------------------------

                               2004             2003            Change        % Change
                               ----             ----            ------        --------
Wireless Internet             99,574          108,630           (9,056)         (8)%
Field Services                15,114           28,599          (13,485)        (47)
Transportation  (1)           47,877           99,411          (51,534)        (52)
Telemetry                     30,464           28,878            1,586           5
All Other                        813              662              151          23
                             -------          ------           --------        -----
         Total               193,842          266,180          (72,338)        (27)%
                             =======          =======          ========        =====

          (1) Includes 9,658 registered UPS devices as of March 31, 2004, of which 4,318 were actively passing data traffic, as compared to 69,952 registered UPS devices as of March 31, 2003, of which 60,049 were actively passing data traffic.

     o Wireless Internet: Revenue declined from $7.1 million to $6.2 million for the three months ended March 31, 2004, as compared to the three months ended March 31, 2003. The revenue decline in the Wireless Internet sector during this period represented customer losses that we are experiencing in both our direct and reseller channels as a result of the migration of wireless internet customers to other networks. These customer losses have been exacerbated by the `end-of-life' announcement by RIM for the 857 device, which has negatively impacted the ability of our resellers to add new devices to our network to replace those that are migrating from their respective customer bases. This decline is also the result of Motient's coordinated effort to actively sell and promote wireless email and wireless Internet applications to enterprise accounts under our agent relationships with T-Mobile USA and Verizon Wireless. During the fourth quarter of 2003, we sold several of our existing customers devices on these networks that resulted in their termination of devices on our network in the first quarter of 2004. We received commissions from these carriers for these sales. We did also continue to experience growth during this period in several of our other wireless internet accounts.

     o Field Services: Revenue declined from $3.2 million to $1.8 million for the three months ended March 31, 2004, as compared to the three months ended March 31, 2003. The decrease in revenue from field services was primarily the result of the termination of several customer contracts, including Sears and Lanier, as well as the general reduction of units and rates across the remainder our field service customer base, primarily IBM and Pitney Bowes, and certain consulting revenues included in the first three months of 2003 that were not included in the first three months of 2004. This revenue segment was also negatively impacted by approximately $300,000 by the reclassification of one of our customers, Lucent, to the wireless internet segment.
     o Transportation: Revenue declined from $2.6 million to $0.9 million for the three months ended March 31, 2004, as compared to the three months ended March 31, 2003. The decrease in revenue from the transportation sector was primarily the result of UPS, beginning in July 2003, having removed a significant number of their units from our network and no longer maintaining their historical level of payments. UPS represented $0.3 million of revenue for the three months ended March 31, 2004, as compared to $2.1 million of revenue for the three months ended March 31, 2003. We did, however, also continue to experience growth during this period in several of our other transportation accounts, most notably Aether and Roadnet.
     o Telemetry: Revenue remained at $0.6 million for the three months ended March 31, 2004, as compared to the three months ended March 31, 2003. While we experienced growth in certain telemetry customer accounts, including US Wireless Data and USA Technologies, this was equally offset by churn or negative rate changes in other telemetry accounts, including most notably SecurityLink, offered by Ameritech.
     o Other: Revenue increased from $0.1 million to $0.5 million for the three months ended March 31, 2004, as compared to the three months ended March 31, 2003. The increase was attributable to commissions earned via the agency and dealer agreements with Verizon Wireless and T-Mobile USA.
     o Equipment: Revenue increased from $0.8 million to $1.5 million for the three months ended March 31, 2004, as compared to the three months ended March 31, 2003. The increase in equipment revenue was primarily the result of the sales of devices attributable to agency and dealer agreements with Verizon Wireless and T-Mobile USA.

The table below summarizes our operating expenses for the three months ended March 31, 2004 and 2003. An explanation of certain changes in operating expenses is set forth below.


                                              Three Months Ended March 31,
                                          -------------------------------------
Summary of Expenses                             2004               2003             Change         % Change
                                                ----               ----             ------         --------
(in millions)
Cost of Service and Operations                  $11.3              $13.7              $(2.4)          (18)%
Cost of Equipment Sales                           1.5                1.0                0.5            50
Sales and Advertising                             1.0                1.2               (0.2)          (17)
General and Administration                        2.4                3.2               (0.8)          (25)
Operational Restructuring Costs                   1.2                 --                1.2            --
Depreciation and Amortization                     4.3                5.3               (1.0)          (19)
                                                  ---                ---               -----          ----
         Total                                  $21.7              $24.4              $(2.7)          (11)%
                                                =====              =====              ======          =====

Cost of service and operations includes costs to support subscribers, such as network telecommunications charges and site rent for network facilities, network operations employee salary and related costs, network and hardware and software maintenance charges, among other things. Costs of service and operations decreased from $13.7 million to $11.3 million for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. Cost of service and operations expenses as a percentage of service revenue were approximately 113% for the first three months of 2004, compared to 101% for the comparable period of 2003. The decrease in these expenses was partially the result of lower employee salary and related costs due to the workforce reductions implemented in March of 2003 and February of 2004. The reduction in force in February of 2004 also resulted in the reversal in the first quarter of 2004 of certain accrued employee bonuses from prior periods. This decrease was also impacted by the termination of our national maintenance contract with Motorola at December 31, 2003, as well as the continued removal of older-generation base stations from the network. We currently perform our maintenance on our base stations by contracting directly with service shops in respective regions, which has materially lowered our cost relative to our prior national maintenance contract. Site lease and telecommunications costs for base station locations also decreased during this period as a result of the removal of base stations as part of our efforts to remove older-generation equipment from our network. The decrease in costs of service and operations was also partially the result of reductions in hardware and software maintenance costs as a result of the negotiation of lower rates on maintenance service contracts in 2003, the reduction of software licenses as a result of having fewer employees and a decrease in software development costs as a result of a change in capitalization policy. These decreases were partially offset by compensation expenses associated with stock options issued to employees in 2003.

Cost of equipment sold increased from $1.0 million to $1.5 million for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The increase was primarily the result of the cost of the sales of devices attributable to the agency and dealer agreements with Verizon Wireless and T-Mobile USA.

Sales and advertising expenses decreased to $1.0 million for the three months ended March 31, 2004, as compared to $1.2 million for the three months ended March 31, 2003. Sales and advertising expenses as a percentage of service revenue were approximately 10% for the first three months of 2004, compared to 9% for the comparable period of 2003. The decrease in sales and advertising expenses for the three months ended March 31, 2004 was primarily attributable to lower employee salary and related costs, including sales commissions, due to lower sales volumes and the workforce reductions implemented in March 2003 and February 2004, the reversal of certain prior period accrued compensation as discussed above and the significant reduction in or elimination of sales and marketing programs after our reorganization in May 2002. These decreases were partially offset by compensation expenses associated with stock options issued to employees in 2003.

General and administrative expenses for the core wireless business decreased from $3.2 million to $2.4 million for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. General and administrative expenses as a percentage of service revenue were approximately 24% for the first three months of 2004, compared to 24% for the comparable period of 2003. The decrease in general and administrative expenses for the three months ended March 31, 2004 was primarily attributable to lower employee salary and related costs due to the workforce reductions implemented in March of 2003 and February of 2004, the reversal of certain prior period accrued compensation as discussed above, the closure of our Reston facility in July 2003, lower directors and officers liability insurance costs subsequent to reorganization and a reduction in bad debt charges primarily due to lower accounts receivables balances as a result of improvements in our collection capabilities. These decreases were partially offset by increases in audit and legal fees as a result of our continuing efforts to be compliant with our financial reporting. These decreases were partially offset by compensation expenses associated with stock options issued to employees in 2003.

Operational restructuring costs increased from zero to $1.2 million for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The operational restructuring costs in the first quarter of 2004 resulted from the severance and related salary charges as a result of the reduction in force in February 2004 and certain costs related to base station deconstruction.

In the first quarter of 2004, we finalized plans to implement certain base station rationalization initiatives. This implementation began in the second quarter of 2004. We are taking these actions in a coordinated effort to reduce network operating costs while also focusing on minimizing the potential impact to our customers communications and coverage requirements. This rationalization encompasses, among other things, the reduction of unneeded capacity across the network by deconstructing under-utilized and un-profitable base stations as well as deconstructing base stations that pass an immaterial amount of customer data traffic. In some cases, these base stations were originally constructed specifically to serve customers with nationwide requirements that are no longer customers of Motient. In certain instances, the geographic area that our network serves may be reduced by this process and customer communications may be impacted. We have discussed these changes to our network with many of our customers to assist them in evaluating the potential impact, if any, to their respective communications requirements. The full extent and effect of the changes to our network have yet to be determined.

Depreciation and amortization for the core wireless business decreased to $4.3 million for the three months ended March 31, 2004, as compared to $5.3 million for the three months ended March 31, 2003. Depreciation and amortization was approximately 43% of service revenue for the first three months of 2004, as compared to 39% for the first three months of 2003. Depreciation and amortization expense reduced as a result of our decline in asset value related to our frequency sale transactions in 2003 and our write-down as of September 2003 of our customer contract related intangibles. In May 2004, the Company engaged a financial advisory firm to prepare a valuation of customer intangibles as of September 2003. Due to the loss of UPS as a core customer in 2003 as well as the migration and customer churn occurring in the Company's mobile internet base that is impacting the average life of a customer in this base, among other things, the Company determined an impairment of the value of these customer contracts was probable. As a result of this valuation, the value of customer intangibles was determined to be impaired as of September 2003 and was reduced by $5.5 million.

                                                          Three Months       Three Months
                                                        Ended March 31,     Ended March 31,
                                                              2004               2003
                                                              ----               ----
(in thousands)
Interest Expense, net                                      $(1,766)           $(1,312)
Other Income, net                                                8                459
Other Income from Aether                                       645                838
Loss on Disposal of Assets                                      (2)                --
Equity in Losses of Mobile Satellite Ventures               (2,230)            (2,325)

Interest expense increased for the three months ended March 31, 2004, as compared to the three months ended March 31, 2003, due primarily to the amortization of fees and the value ascribed to warrants provided to the term credit facility lenders on our closing of our $12.5 million term credit facility in January of 2003 and the subsequent amendment in March 2004. For the original closing in January 2003, the Company issued warrants at closing to the lenders to purchase, in the aggregate, 3,125,000 shares of our common stock. The exercise price for these warrants is $1.06 per share. The warrants were immediately exercisable upon issuance and have a term of five years. The warrants were valued at $10 million using a Black-Scholes pricing model and have been recorded as a debt discount and are being amortized as additional interest expense over three years, the term of the related debt. Upon closing of the credit agreement, the Company paid closing and commitment fees to the lenders of $500,000. For the subsequent closing in March 2004, the Company issued warrants at closing to the lenders to purchase, in the aggregate, 1,000,000 shares of our common stock. The exercise price for these warrants is $4.88 per share. The warrants were immediately exercisable upon issuance and have a term of five years. The warrants were valued at $6.7 million using a Black-Scholes pricing model and have been recorded as a debt discount and are being amortized as additional interest expense over three years, the term of the related debt. Upon closing of the amendment, the Company also paid commitment fees to the lenders of $320,000.

Effective May 1, 2002, we required to reflect our equity share of the losses of MSV. We recorded equity in losses of MSV of $2.2 million for the three months ended March 31, 2004, as compared to $2.3 million for the three months ended March 31, 2003. The MSV losses for the three months ended March 31, 2004 are Motient's 46.5% of MSV's losses for the same period, losses for the three months ended March 31, 2003 consist of Motient's 48%share of the MSV losses to date reduced by the loans in priority. For the three months ended March 31, 2004, MSV had revenues of $7.7 million, operating expenses of $7.3 million and a net loss of $6.7 million.

Liquidity and Capital Resources

As of March 31, 2004, we had approximately $2.5 million of cash on hand and short-term investments. In addition to cash generated from operations, our principal source of funds was, as of March 31, 2004, a term credit facility that we entered into on January 27, 2003. On April 7, 2004, we received proceeds of $23.2 million from the sale of our common stock to several institutional investors in a private placement. On April 13, 2004, the Company repaid all of its then owing principal and interest under its term credit facility. As of May 31, 2004, we had approximately $15 million of cash on hand and short-term investments. On July 1, 2004, we received aggregate proceeds of $30.0 million from the sale of our common stock to several institutional investors.

Summary of Cash Flow for the three months ended March 31, 2004 and 2003

                                                                         Three Months        Three Months
                                                                            Ended               Ended
                                                                          March 31,           March 31,
                                                                             2004               2003
                                                                             ----               ----
                                                                         (Unaudited)         (Unaudited)

        Cash Flows from Operating Activities:                             $(1,759)            $(2,191)

        Cash Flows from Investing Activities:                                (135)               266

        Cash Flows from Financing Activities:
                 Employee stock options exercised                             105                 --
                 Principal payments under capital leases                     (342)               (611)
                 Principal payments under Vendor Financing                   (488)               (219)
                 Proceeds from Credit Facility Financing                    1,500                 --
                                                                            -----               -----
        Net cash provided by (used in) financing activities                   775                (830)

        Net (decrease) increase in cash and cash equivalents               (1,119)             (2,755)
        Cash and Cash Equivalents, beginning of period                      3,618              5,840
                                                                            -----              ------

        Cash and Cash Equivalents, end of period                           $2,499              $3,085
                                                                           ======              ======

Cash used in operating activities decreased for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003, as a result of decreases in operating losses, due substantially to our reduction in employee salary and related expenditures, reductions in network maintenance, site lease and telecommunications charges, lower insurance costs subsequent to reorganization, and decreases in funds provided by working capital.

The decrease in cash provided by investing activities for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 was primarily attributable to costs capitalized for the enhancement of our telecommunications technology from digital and analog circuitry to frame relay technology, partially offset by the closing of certain of our frequency sale transactions. This frame relay technology enhancement will continue over the course of 2004 and is expected to result in materially reduced telecommunications costs in the second and third quarter of 2004.

The increase in cash provided by financing activities for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 was the result of the proceeds from borrowings under the term credit facility, offset by vendor debt and capital lease repayments.

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

Reductions in Workforce. We undertook a reduction in our workforce in February 2004. This action eliminated approximately 32.5% (54 employees), of our workforce. This action reduced employee and related expenditures by approximately $0.4 million per month since December 31, 2003.

Refinancing of Vendor Obligations. In March 2004, the Company renegotiated two outstanding obligations to Motorola Inc., reducing the monthly amortization for these obligations from approximately $211,000 in aggregate to $100,000 in aggregate, effectively extending the amortization period for both obligations. As part of this restructuring, Motient pledged all of the outstanding stock of Motient License, on a second priority basis, to secure the borrowings under the Motorola promissory note and vendor financing. As of May 31, 2004, the aggregate principal amount of the Company's obligations to Motorola under this facility was approximately $4.2 million. In June, 2004, we reached an agreement to prepay these obligations in a negotiated settlement with Motorola. Please see Note 6, "Subsequent Events".

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

Sources of Financing

Term Credit Facility: On January 27, 2003, our wholly-owned subsidiary, Motient Communications, closed a term credit agreement with a group of lenders, including several of our existing stockholders. The lenders include the following entities or their affiliates: M&E Advisors, L.L.C., Bay Harbour Partners, York Capital and Lampe Conway & Co. York Capital is affiliated with James G. Dinan and JGD Management Corp. James Dondero, Highland Capital Management , JGD Management Corp. and James G. Dinan each hold 5% or more of Motient's common stock. The lenders also include Gary Singer, directly or through one or more entities. Gary Singer is the brother of Steven G. Singer, one of our directors.

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

The obligations of Motient Communications under the credit agreement are secured by a pledge of all the assets owned by Motient Communications that can be pledged as security (including, but not limited to Motient Communication's shares in Motient License). Motient Communications owns, directly or indirectly, all of our assets relating to our terrestrial wireless communications business. In addition, Motient Corporation and its wholly-owned subsidiary, Motient Holdings Inc., have guaranteed Motient Communications' obligations under the credit agreement, and we have delivered a pledge of the stock of Motient Holdings Inc., Motient Communications, Motient Services and Motient License to the lenders. In addition, upon the repayment in full of the outstanding $19,750,000 principal amount of senior notes due 2005 issued by MVH Holdings Inc. to Rare Medium and CSFB in connection with our approved Plan of Reorganization, we will pledge the stock of MVH Holdings Inc. to the lenders.

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

On March 16, 2004, in connection with the execution of the amendment to our credit agreement, we issued warrants to the lenders to purchase, in the aggregate, 1,000,000 shares of our common stock. The exercise price of the warrants is $4.88 per share. The warrants were immediately exercisable upon issuance and have a term of five years. The warrants were valued using a Black-Scholes pricing model at $6.7 million and were be recorded as a debt discount and are being amortized as additional interest expense over three years, the term of the related debt. The warrants are also subject to a registration rights agreement. Under such agreement, we agreed to file a registration statement to register the shares underlying the warrants upon the request of a majority of the warrant holders, or in conjunction with the filing of a registration statement in respect of shares of our common stock held by other holders. We will bear all the expenses of such registration. In connection with the amendment, we were also required to pay commitment fees to the lenders of $320,000, which were added to the principal balance of the credit facility at closing. These fees were recorded on our balance sheet and are being amortized as additional interest expense over three years, the term of the related debt.

In each of April, June and August 2003 and March of 2004, we made draws under the credit agreement in the amount of $1.5 million for an aggregate amount of $6.0 million. We used such funds to fund general working capital requirements of operations. On April 13, 2004, Motient repaid all principal amounts due under its Credit Facility, including accrued interest thereon, in an amount of $6.8 million. The remaining availability under the Credit Facility of $5.7 million will remain available for borrowing to Motient until December 31, 2004, subject to the lending conditions in the agreement.

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

Additional sale of Common Stock: On July 1, 2004, we sold 3,500,000 shares of our common stock at a per share price of $8.57 for an aggregate purchase price of $30.0 million to The Raptor Global Portfolio Ltd., The Tudor BVI Global Portfolio, Ltd., The Altar Rock Fund L.P., Tudor Proprietary Trading, L.L.C., York Distressed Opportunities Fund, L.P., York Select, L.P., York Select Unit Trust, York Global Value Partner, L.P., Catalyst Credit Opportunity Fund, Catalyst Credit Opportunity Fund Offshore, DCM, Ltd., Rockbay Capital Fund, LLC, Rockbay Capital Investment Fund, LLC, Rockbay Capital Offshore Fund, Ltd., Glenview Capital Partner, L.P., Glenview Institutional Partners, L.P., Glenview Capital Master Fund, Ltd., GCM Little Arbor Master Fund, Ltd., OZ Master Fund, Ltd., OZ Mac 13 Ltd., Fleet Maritime, Inc., John Waterfall, Edwin Morgens, Greywolf Capital II, L.P., Greywolf Capital Overseas Fund, Highland Equity Focus Fund, L.P., Singer Children's Management Trust, Highland Equity Fund, L.P., and Strome Hedgecap Limited. The sale of these shares was not registered under the Securities Act and the shares may not be sold in the United States absent registration or an applicable exemption from registration requirements. The shares were offered and sold pursuant to the exemption from registration afforded by Rule 506 under the Securities Act and/or Section 4(2) of the Securities Act. In connection with this sale, we signed a registration rights agreement with the holders of these shares. Among other things, this registration rights agreement requires us to file and cause to make effective a registration statement permitting the resale of the shares by the holders thereof. We also issued warrants to purchase an aggregate of 525,000 shares of our common stock to the investors listed above, at an exercise price of $8.57 per share. These warrants will vest if and only if we do not meet certain registration deadlines beginning in November, 2004, with respect to certain requirements under the registration rights agreement. If the warrants vest, they may be exercised by the holders thereof at any time through June 30, 2009.

MSV Note: We own a $15.0 million promissory note issued by MSV in November 2001. This note matures in November 2006, but may be fully or partially repaid prior to maturity involving the consummation of additional investments in MSV in the form of equity, debt or asset sale transactions, subject to certain conditions and priorities with respect to payment of other indebtedness. Please see "-Overview - Mobile Satellite Ventures LP" for further discussion of this note receivable. Motient also owns an aggregate of $3.5 million of convertible notes issued MSV. The convertible notes mature on November 26, 2006, bear interest at 10% per annum, compounded semiannually, and are payable at maturity. The convertible notes are convertible, at any time, at our discretion, and automatically in certain circumstances, into class A preferred units of limited partnership of MSV.

On April 2, 2004, a $17.6 million investment into MSV was consummated. In connection with this investment, MSV's amended and restated investment agreement was amended to provide that of the total $17.6 million in proceeds, $5.0 million was used to repay certain outstanding indebtedness of MSV, including $2.0 million of accrued interest under the $15.0 million promissory note issued to us by MSV. We were required to use 25% of the $2 million we received in this transaction, or $500,000, to make prepayments under our existing notes owed to Rare Medium Group, Inc. and Credit Suisse First Boston, which are described below.

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

Outstanding Obligations

As of March 31, 2004, Motient had the following debt obligations, in addition to the above mentioned term credit facility, in place:

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

Vendor Financing and Promissory Notes: Motorola had entered into an agreement with us to provide up to $15 million of vendor financing, to finance up to 75% of the purchase price of network base stations. Loans under this facility bear interest at a rate equal to LIBOR plus 4.0% and are guaranteed by us and each subsidiary of Motient Holdings. The terms of the facility require that amounts borrowed be secured by the equipment purchased therewith. Advances made during a quarter constitute a loan, which is then amortized on a quarterly basis over three years. These balances were not impacted by our Plan of Reorganization. In January 2003, we restructured the then-outstanding principal under this facility of $3.5 million, with such amount to be paid off in equal monthly installments over a three-year period from January 2003 to December 2005. In January 2003, we also negotiated a deferral of approximately $2.6 million that was owed for maintenance services provided pursuant to a separate service agreement with Motorola, and we issued a promissory note for such amount, with the note to be paid off over a two-year period beginning in January 2004. The interest rate on this promissory note is LIBOR plus 4%. In March 2004, we further restructured both the vendor financing facility and the promissory note, primarily to extend the amortization periods for both the vendor financing facility and the promissory note. We amortized the combined balances in the amount of $100,000 per month beginning in March 2004. We also agreed that interest would accrue on the vendor financing facility at LIBOR plus 4%. As part of this restructuring, we agreed to grant Motorola a second lien (junior to the lien held by the lenders under our term credit facility) on the stock of Motient License. This pledge secures our obligations under both the vendor financing facility and the promissory note.

As of March 31, 2004, $4.3 million was outstanding under these notes with Motorola. In June 2004, we reached an agreement to prepay these obligations in a negotiated settlement with Motorola. Please see Note 6, ("Subsequent Events").

Capital Leases: As of March 31, 2004, $2.8 million was outstanding under a capital lease for network equipment with Hewlett-Packard Financial Services Company. The lease has an effective interest rate of 12.2%. In January 2003, this agreement was restructured to provide for a modified payment schedule. We also negotiated a further extension of the repayment schedule that became effective upon the satisfaction of certain conditions, including our funding of a letter of credit in twelve monthly installments beginning in 2003, in the aggregate amount of $1.125 million, to secure our payment obligations. The letter of credit will be released in fifteen equal installments beginning in July 2004, assuming no defaults have occurred or are occurring. In June 2004, we prepaid these obligations in a negotiated settlement with Hewlett-Packard. Please see Note 6, ("Subsequent Events").

We continue to pursue all potential funding alternatives. Among the alternatives for raising additional funds are the issuances of debt or equity securities, other borrowings under secured or unsecured loan arrangements, and sales of assets. There can be no assurance that additional funds will be available to us on acceptable terms or in a timely manner.

We expect to continue to require significant additional funds before we begin to generate cash in excess of our operating expenses. It is not clear when, or if, we will begin to generate cash from operations in excess of our operation expenses. Also, even if we begin to generate cash in excess of our operating expenses, we expect to continue to require significant additional funds to meet remaining interest obligations, capital expenditures and other non-operating cash expenses.

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

Commitments

As of March 31, 2004, we had no outstanding commitments to purchase inventory.

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

Inventory
---------

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

Investment in MSV and Note Receivable from MSV
----------------------------------------------

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

Approximately $6.2 million of the value attributed to MSV is the excess of fair value over cost basis and is amortized over the estimated lives of the underlying MSV assets that gave rise to the basis difference. We are amortizing this excess basis in accordance with the pro-rata allocation of various components of MSV's intangible assets as determined by MSV through independent valuations. Such assets consist of FCC licenses, intellectual property and customer contracts, which are being amortized over a weighted-average life of approximately 12 years.

Additionally, we have recorded the $15.0 million note receivable from MSV, plus accrued interest thereon at its fair value, estimated to be approximately $13.0 million, at "fresh start" after giving affect to discounted future cash flows at market interest rates. This note matures in November 2006, but may be fully or partially repaid prior to maturity in certain circumstances involving the consummation of additional investments in MSV or upon the occurrence of certain other events such as issuance of other indebtedness or the sale of assets by MSV, subject to certain to certain conditions and priorities with respect to payment of other indebtedness. For further detail on certain payments made on this note receivable, please see Note 6, "Subsequent Events".

In November of 2003, we engaged CTA to perform a valuation of our equity interests in MSV as of December 31, 2002. As part of this valuation process, we determined that our equity interest in MSV was not appropriately calculated as of May 1, 2002 due to certain preference rights for certain classes of shareholders in MSV. We reduced our equity interest in MSV from $54 million (inclusive of Motient's $2.5 million convertible note from MSV) to $41 million as of May 1, 2002. As a result of the valuation of MSV, it was determined that the value of our equity interest in MSV was impaired as of December 31, 2002 from the value on our balance sheet. This impairment was deemed to have occurred in the fourth quarter of 2002. We reduced the value of its equity interest in MSV by $15.4 million as of December 31, 2002. It was determined there was no further impairment required as of December 31, 2003 and March 31, 2004.

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

Deferred Taxes
--------------

We have generated significant net operating losses for tax purposes through March 31, 2004. We have had our ability to utilize these losses limited on two occasions as a result of transactions that caused a change of control in accordance with the Internal Revenue Service Code Section 382. Additionally, since we have not yet generated taxable income, we believe that our ability to use any remaining net operating losses has been greatly reduced; therefore, we have fully reserved for any benefit that would have been available as a result of our net operating losses.

Revenue Recognition
-------------------

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

In December 2003, the Staff of the SEC issued SAB No. 104, "Revenue Recognition", which supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB No. 104's primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple-element revenue arrangements and to rescind the SEC's "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers", or FAQ, issued with SAB No. 101. Selected portions of the FAQ have been incorporated into SAB No. 104. The adoption of SAB No. 104 did not have a material impact on our revenue recognition policies.

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

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities -- An Interpretation of ARB No. 51", which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 provides guidance related to identifying variable interest entities (previously known generally as special purpose entities, or SPEs) and determining whether such entities should be consolidated. FIN No. 46 must be applied immediately to variable interest entities created or interests in variable interest entities obtained, after January 31, 2003. For those variable interest entities created or interests in variable interest entities obtained on or before January 31, 2003, the guidance in FIN No. 46 must be applied in the first fiscal year or interim period beginning after June 15, 2003. We have reviewed the implications that adoption of FIN No. 46 would have on our financial position and results of operations and it had no material impact.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our filings and reports under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. Such information is accumulated and communicated to our management, including our principal executive officer (currently our executive vice president, chief operating officer and treasurer) and principal financial officer (currently our controller, chief accounting officer), as appropriate, to allow timely decisions regarding required disclosure. Our management, including the principal executive officer (currently our executive vice president, chief operating officer and treasurer) and the principal financial officer (currently our controller, chief accounting officer), recognizes that any set of disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer (currently our executive vice president, chief operating officer and treasurer), principal financial officer (currently our controller, chief accounting officer), of the effectiveness of our disclosure controls and procedures. Based on this evaluation, we concluded that our disclosure controls and procedures required improvement.

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

     o Fourth, department managers have been tasked with tracking relevant non-financial operating metrics such as network statistics, headcount and other pertinent operating information. Quarterly reports summarizing this information will be prepared and presented to the disclosure committee and the principal executive officer (currently our executive vice president, chief operating officer and treasurer) and chief financial officer (or persons performing such function, currently our controller, chief accounting officer).

     o Fifth, certain department heads prepare weekly activities reviews, which are shared with the members of the disclosure committee as well as the principal executive officer (currently our executive vice president, chief operating officer and treasurer) and principal financial officer (currently our controller, chief accounting officer). These weekly reviews and the bi-quarterly disclosure committee meetings and associated reports are intended to help inform senior management of material developments that affect our business, thereby facilitating consideration of prompt and accurate disclosure.

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

Internal Controls Over Financial Reporting
------------------------------------------

During the course of the fiscal 2002 year-end closing process and subsequent audit of the financial statements for the eight month period ended December 31, 2002, our management and our then-current independent auditors, PricewaterhouseCoopers, identified several matters related to internal controls that needed to be addressed. Several of these matters were classified by the auditors as "reportable conditions" in accordance with the standards of the

American Institute of Certified Public Accountants, or AICPA. Reportable conditions involve matters coming to management's or our auditor's attention relating to significant deficiencies in the design or operation of internal control that, in the judgment management and the auditors, could adversely affect our ability to record, process, summarize and report financial data in the financial statements. Our principal executive officer, chief technology officer, chief accounting officer and audit committee are aware of these conditions and of our responses thereto, and consider them to be significant deficiencies as defined in the applicable literature embodying generally accepted auditing standards, or GAAS. On March 2, 2004, we dismissed PricewaterhouseCoopers as our independent auditors. PricewaterhouseCoopers has not reported on Motient's consolidated financial statements for any fiscal period. On March 2, 2004, we engaged Ehrenkrantz Sterling & Co. LLC as our independent auditors to replace PricewaterhouseCoopers and audit our consolidated financial statements for the period May 1, 2002 to December 31, 2002. Friedmen LLP, successor-in-interest to Ehrenkrantz Sterling & Co. LLC, was also engaged to audit our consolidated financial statements for the fiscal yearended December 31, 2003.

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

Set forth below are the significant deficiencies identified by management and PricewaterhouseCoopers, together with a discussion of our corrective actions with respect to such deficiencies through June 25, 2004.

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

Our current auditors, Friedman LLP, successor-in-interest to Ehrenkrantz Sterling & Co. LLC, agree that the matters described above constitute significant deficiencies and have communicated this view to our audit committee.

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

                                    MOTIENT CORPORATION
                                    (Registrant)


July 2 , 2004                       /s/ Christopher W. Downie
                                    -------------------------------------------
                                    Christopher W. Downie
                                    Executive Vice President,
                                    Chief Operating Officer and Treasurer
                                    (principal executive officer and duly
                                    authorized officer to sign on behalf of the
                                    registrant)

                                  EXHIBIT INDEX

Number   Description


10.41 Form of Common Stock Purchase Warrant, dated as of April 7, 2004 (filed herewith).

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