Form 10-Q
period 2004-06-30
MOTIENT CORP
filed 2004-08-16
CIK 913665

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 _______________

                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004
                           COMMISSION FILE NO. 0-23044
                                 _______________

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

                                 _______________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Number of shares of common stock outstanding at August 10, 2004: 33,329,359

================================================================================

                               MOTIENT CORPORATION
                                    FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 2004

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I
                              FINANCIAL INFORMATION

        Item 1. Financial Statements

               Consolidated Statements of Operations for the Three and Six
               Months Ended June 30, 2003 and 2004                             3

               Consolidated Balance Sheets as of June 30, 2004 and December
               31, 2003                                                        4

               Condensed Consolidated Statements of Cash Flows for the Six
               Months Ended June 30, 2003 and 2004                             5

               Notes to Consolidated Financial Statements                      6


        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           26

        Item 3. Quantitative and Qualitative Disclosures about Market Risk    49

        Item 4. Controls and Procedures                                       49


                                     PART II
                                OTHER INFORMATION

        Item 1. Legal Proceedings                                             54

        Item 2. Changes in Securities and Use of Proceeds                     54

        Item 3. Defaults Upon Senior Securities                               55

        Item 6. Exhibits and Reports on Form 8-K                              55

PART I- FINANCIAL INFORMATION
-----------------------------

                                              ITEM 1. FINANCIAL STATEMENTS


                                          MOTIENT CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (in thousands, except per share data)


                                                             THREE MONTHS    THREE MONTHS     SIX MONTHS      SIX MONTHS
                                                             ENDED JUNE 30,  ENDED JUNE 30,  ENDED JUNE 30,  ENDED JUNE 30,
                                                                 2004            2003            2004            2003
                                                             -------------   -------------   -------------   -------------
                                                              (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
REVENUES
   Services and related revenue                              $     10,156    $     13,984    $     20,117    $     27,547
   Sales of equipment                                               1,283           1,008           2,822           1,815
                                                             -------------   -------------   -------------   -------------

      Total revenues                                         $     11,439    $     14,992    $     22,939    $     29,362
                                                             -------------   -------------   -------------   -------------

COSTS AND EXPENSES

   Cost of services and operations (including stock-based
   compensation of $1,454 and $1,959, respectively for the
   three and six months ended June 30, 2004; exclusive of
   depreciation and amortization below)                            10,412          13,884          21,764          27,538
   Cost of equipment sold (exclusive of depreciation and
   amortization below)
   Sales and advertising (including stock-based                     1,257           1,125           2,766           2,122
   compensation of $529 and $889, respectively, for the
   three and six months ended June 30, 2004; exclusive of
   depreciation and amortization below)                               860           1,475           1,892           2,717
   General and administrative (including stock-based
   compensation of $453 and $1,029, respectively,  for the
   three and six months ended June 30, 2004; exclusive of
   depreciation and amortization below)                             2,524           3,287           4,876           6,547
   Restructuring Charges                                            5,110              --           6,264              --
   Depreciation and amortization                                    4,112           5,587           8,385          10,858
                                                             -------------   -------------   -------------   -------------
   Total Costs and Expenses                                        24,275          25,358          45,947          49,782
                                                             -------------   -------------   -------------   -------------

   Operating loss                                                 (12,836)        (10,366)        (23,008)        (20,420)
                                                             -------------   -------------   -------------   -------------

   Interest expense, net                                           (1,273)         (1,642)         (3,039)         (2,954)
   Write-off of deferred financing fees                            (8,052)             --          (8,052)             --
   Other income, net                                                  191              --             199             807
   Other income from Aether                                           662           1,286           1,307           1,776
   Gain on asset disposal                                               2              --              --              --
   Gain on debt and capital lease retirement                          802              --             802              --
   Equity in loss of Mobile Satellite Ventures                     (2,608)         (2,288)         (4,838)         (4,613)
                                                             -------------   -------------   -------------   -------------

   Net (loss)                                                $    (23,112)   $    (13,010)   $    (36,629)   $    (25,404)
                                                             =============   =============   =============   =============

Basic and Diluted (Loss) Per Share of Common Stock:
   Net (Loss), basic and diluted                             $      (0.79)   $      (0.52)   $      (1.34)   $      (1.01)

Weighted-Average Common Shares Outstanding - basic and
  diluted                                                          29,338          25,116          27,285          25,107
                                                             =============   =============   =============   =============


                     The accompanying notes are an integral part of these consolidated financial statements.

                                                           3

                           MOTIENT CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share and per share data)


                                                                   JUNE 30,   DECEMBER 31,
                                                                     2004         2003
                                                                  ----------   ----------
ASSETS                                                            (UNAUDITED)  (AUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                                      $  12,172    $   3,618
   Restricted cash and short-term investments                         1,438          504
   Accounts receivable-trade, net of allowance for doubtful
     accounts of $704 at June 30, 2004 and $759 at
     December 31, 2003                                                3,416        3,804
   Inventory                                                            192          240
   Due from Mobile Satellite Ventures, net                               95           93
   Deferred equipment costs                                           2,212        3,765
   Assets held for sale                                                 271        2,734
   Other current assets                                               1,686        5,091
                                                                  ----------   ----------
      Total current assets                                           21,482       19,849
                                                                  ----------   ----------

RESTRICTED INVESTMENTS                                                   51        1,091
PROPERTY AND EQUIPMENT, net                                          23,608       31,381
FCC LICENSES AND OTHER INTANGIBLES, net                              71,213       74,021
INVESTMENT IN AND NOTES RECEIVABLE FROM MSV                          15,772       22,610
DEFERRED CHARGES AND OTHER ASSETS                                     5,066        8,076
                                                                  ----------   ----------
      TOTAL ASSETS                                                $ 137,192    $ 157,028
                                                                  ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                             12,159       12,365
   Deferred equipment revenue                                         2,223        3,795
   Deferred revenue and other current liabilities                     6,387       11,005
   Notes payable, including accrued interest thereon                 23,405           --
   Vendor financing commitment, current                                  --        2,413
   Obligations under capital leases, current                             --        1,454
                                                                  ----------   ----------
      Total current liabilities                                      44,174       31,032
                                                                  ----------   ----------

LONG-TERM LIABILITIES
   Capital lease obligations, net of current portion                     --        1,642
   Vendor financing commitment, net of current portion                   --        2,401
   Notes payable, including accrued interest thereon                     --       22,885
   Term credit facility, including accrued interest
     thereon                                                             --        4,914
   Other long-term liabilities                                          290        1,347
                                                                  ----------   ----------
      Total long-term liabilities                                       290       33,189
                                                                  ----------   ----------
      Total liabilities                                              44,464       64,221
                                                                  ----------   ----------

COMMITMENTS AND CONTINGENCIES                                            --           --

STOCKHOLDERS' EQUITY:
   Preferred Stock; par value $0.01; authorized 5,000,000
   shares at June 30, 2004 and December 31, 2003, no shares
   issued or outstanding at June 30, 2004 or December 31, 2003           --           --
   Common Stock; voting, par value $0.01; 100,000,000
   shares authorized and 29,773,089 and 25,196,840 shares
   issued and outstanding at June 30, 2004 and at December
   31, 2003, respectively                                               298          252
   Additional paid-in capital                                       220,168      198,743
   Common stock purchase warrants                                    30,571       15,492
   Accumulated deficit                                             (158,309)    (121,680)
                                                                  ----------   ----------
STOCKHOLDERS' EQUITY                                                 92,728       92,807
                                                                  ----------   ----------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 137,192    $ 157,028
                                                                  ==========   ==========

 The accompanying notes are an integral part of these consolidated financial statements.

                      MOTIENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND THE SIX MONTHS ENDED JUNE 30, 2003
                                 (in thousands)

                                                           SIX MONTHS  SIX MONTHS
                                                           ENDED JUNE  ENDED JUNE
                                                            30, 2004    30, 2003
                                                            ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                           $(36,629)   $(25,404)
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
   Depreciation and amortization                               8,385      10,814
   Equity in loss of  MSV                                      4,838       4,613
   Restructuring charges, fixed asset disposals                2,847          --
   (Gain) loss on disposal of assets                              --         580
   Gain on debt restructuring                                   (802)       (405)
   Write-off of deferred financing fees                        8,052          --
   Non cash amortization of deferred financing costs           1,571          --
   Non cash stock compensation                                 3,877       1,244
   Changes in assets and liabilities, net of acquisitions
   and dispositions:
     Inventory                                                    48         239
     Accounts receivable-- trade                                 388         927
     Other current assets                                      6,308       1,222
     Accounts payable and accrued expenses                    (1,991)      1,469
     Accrued interest                                            575         998
     Deferred revenue and other deferred items                (5,697)        164
                                                            ---------   ---------
   Net cash (used in) operating activities                    (8,230)     (3,539)
                                                            ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from MSV note                                    2,000          --
     Proceeds from sale of property and equipment                  2          --
     Proceeds (purchase) of restricted investments               106          83
     Additions to property and equipment, net                   (653)         --
                                                            ---------   ---------
     Net cash provided by investing activities                 1,455          83
                                                            ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments under capital leases                  (2,419)     (1,357)
     Principal payments under vendor financing                  (682)       (438)
     Repayment from term loan                                 (6,785)         --
     Proceeds from term credit facility                        1,500       3,000
     Proceeds from issuance of stock                          23,188          --
     Proceeds from issuance of employee stock options          1,003          --
     Stock issuance costs and other charges                     (476)         --
     Debt issuance costs and other charges                        --        (537)
                                                            ---------   ---------
Net cash provided by (used in) financing activities           15,329        (668)
                                                            ---------   ---------
Net increase (decrease) in cash and cash equivalents           8,554      (2,788)
                                                            ---------   ---------
CASH AND CASH EQUIVALENTS, beginning of period                 3,618       5,840
CASH AND CASH EQUIVALENTS, end of period                    $ 12,172    $  3,052
                                                            =========   =========

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                      MOTIENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

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

Motient has six wholly-owned subsidiaries and a 29.5% interest (assuming conversion of all outstanding convertible notes) in Mobile Satellite Ventures LP ("MSV"). For further details regarding Motient's interest in MSV, please see "- Mobile Satellite Ventures LP" below. Motient Communications Inc. ("Motient Communications") owns the assets comprising Motient's core wireless business, except for Motient's Federal Communications Commission ("FCC") licenses, which are held in a separate subsidiary, Motient License Inc. ("Motient License"). Motient License is a special purpose wholly-owned subsidiary of Motient Communications that holds no assets other than Motient's FCC licenses. Motient's other four subsidiaries hold no material operating assets other than the stock of other subsidiaries and Motient's interests in MSV. On a consolidated basis, we refer to Motient Corporation and its six wholly-owned subsidiaries as "Motient."

Motient is devoting its efforts to maintaining its core wireless business, while also focusing on cost-cutting efforts. These efforts involve substantial risk. Future operating results will be subject to significant business, economic, regulatory, technical, and competitive uncertainties and contingencies. Depending on their extent and timing, these factors, individually or in the aggregate, could have an adverse effect on the Company's financial condition and future results of operations. In recent periods, certain factors have restrained Motient's ability to generate revenue growth at the pace required to enable it to generate cash in excess of its operating expenses. These factors include competition from other wireless data suppliers and other wireless communications providers with greater resources, the loss of UPS as a primary customer, cash constraints that have limited Motient's ability to generate greater demand, unanticipated technological and development delays and general economic factors. Motient's results in recent periods, including the period covered by this report, have also been hindered by the downturn in the economy and capital markets.

For a discussion of certain significant recent developments and trends in Motient's business after the end of the period covered by this report, please see Note 6 ("Subsequent Events").

MOBILE SATELLITE VENTURES LP

On June 29, 2000, the Company formed a joint venture subsidiary, Mobile Satellite Ventures LP (formerly known as Mobile Satellite Ventures LLC) ("MSV"), in which it owned, until November 26, 2001, 80% of the membership interests, in order to conduct research and development activities. In June 2000, three investors unrelated to Motient purchased 20% of the interests in MSV for an aggregate price of $50 million. The minority investors had certain participating rights which provided for their participation in certain business decisions that were made in the normal course of business, therefore, the Company's investment in MSV has been recorded for all periods presented in the consolidated financial statements pursuant to the equity method of accounting. On November 26, 2001, Motient sold the assets comprising its satellite communications business to MSV, as part of a transaction in which certain other parties joined MSV, including TMI Communications and Company, Limited Partnership ("TMI"), a Canadian satellite services provider. In this transaction, TMI also contributed its satellite communications business assets to MSV. As part of this transaction, Motient received, among other proceeds, a $15 million promissory note issued by MSV and purchased a $2.5 million convertible note issued by MSV.

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

In January 2001, MSV had filed a separate application with the FCC with respect to MSV's plans for a new generation satellite system utilizing ancillary terrestrial components, or "ATC". In January 2003, MSV's application with the FCC with respect to MSV's plans for a new generation satellite system utilizing ATC was approved by the FCC. The order granting such approval (the "ATC Order") requires that licensees, including MSV, submit a further application with the FCC to seek approval of the specific system incorporating ATC that the licensee intends to use. MSV has filed an application for ATC authority, which is pending. MSV has also filed a petition for reconsideration with respect to certain aspects of the ATC Order. In January 2004, certain terrestrial wireless providers petitioned the U.S. Court of Appeals for the District of Columbia to review the FCC's decision to grant ATC to satellite service providers. Oral arguments in this case occurred in May 2004, but a decision has not yet been issued by the court.

On August 21, 2003, two investors in MSV (excluding Motient) invested an additional $3.7 million in MSV in exchange for Class A preferred units of limited partnership interests in MSV. MSV used the proceeds from this investment to repay other indebtedness that is senior in its right of repayment to the Company's promissory note. Under the terms of MSV's amended and restated investment agreement, these investors had the option of investing an additional $17.6 million in MSV by December 31, 2003; however, if, prior to this time, the FCC had not issued a decision addressing MSV's petition for reconsideration with respect to the ATC Order, the option was automatically extended to March 31, 2004. As of the closing of the initial investment on August 21, 2003 and as of June 30, 2004, the Company's percentage ownership of MSV was approximately 29.5%, assuming conversion of all outstanding convertible notes.

On April 2, 2004, the $17.6 million above-mentioned investment in MSV was consummated. In connection with this investment, MSV's amended and restated investment agreement was amended to provide that of the total $17.6 million in proceeds, $5.0 million was used to repay certain outstanding indebtedness of

MSV, including $2.0 million of accrued interest under the $15.0 million promissory note issued to Motient by MSV. Motient was required to use 25% of the $2 million it received in this transaction, or $500,000, to and did make prepayments under its existing notes owed to Rare Medium Group, Inc. and Credit Suisse First Boston. The remainder of the proceeds from this investment were used by MSV for general corporate purposes. As of the closing of the additional investment on April 2, 2004, and at June 30, 2004, Motient's percentage ownership of MSV remained approximately 29.5%, assuming the conversion of all outstanding convertible notes.

On May 17, 2004, MSV was awarded its first patent on a next generation satellite system technology containing an ATC innovation. MSV believes that patent will support its ability to deploy ATC in a way that minimizes interference to other satellite systems, and addresses ways to mitigate residual interference levels using interference-cancellation techniques.

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

CREDIT FACILITY REPAYMENT: On April 13, 2004, Motient repaid all amounts then owing under its term credit facility, including all principal and accrued interest thereon, in an amount of $6.8 million. The remaining availability under the credit facility of $5.7 million will be available for borrowing by the Company until December 31, 2004, subject to the lending conditions in the credit agreement.

TERMINATION OF MOTOROLA AND HEWLETT-PACKARD AGREEMENTS: In June 2004, the Company negotiated settlements of the entire amounts outstanding under its financing facilities with Motorola and its capital lease with Hewlett-Packard. The full amount due and owing under these agreements was a combined $6.8 million. The Company paid a combined $3.9 million in cash to Motorola and Hewlett-Packard and issued a warrant to Motorola to purchase 200,000 shares of the Company's common stock at a price of $8.68, in full satisfaction of the outstanding balances. At June 30, 2004 approximately $1.9 million of the Company's accounts payable related to the Motorola settlement. In the case of Hewlett-Packard, the Company took title to all of the leased equipment and software and the letter of credit securing this lease was cancelled; in the case of Motorola, there was no equipment or service that Motorola was obligated to provide. The Company recorded a gain on the extinguishment of debt in the amount of $0.7 million on the Hewlett Packard settlement. The Company recorded a gain of $0.1 million on the Motorola settlement.

Please see Note 3 ("Liquidity and Financing") and Note 6 ("Subsequent Events") for further discussion of this and other financing obligations.

NETWORK RATIONALIZATION. In the second quarter of 2004, we finalized plans to implement certain base station rationalization initiatives. These initiatives are anticipated to be completed by December 2004. These initiatives involve the de-commissioning of approximately 409 base stations from our network. We had 1,549 base stations in our network as of March 31, 2004. We are taking these actions in a coordinated effort to reduce network operating costs while also focusing on minimizing the potential impact to our customers communications and coverage requirements. This rationalization encompasses, among other things, the reduction of unneeded capacity across the network by de-commissioning under-utilized and un-profitable base stations as well as de-commissioning base stations that pass an immaterial amount of customer data traffic. In some cases, these base stations were originally constructed specifically to serve customers with nationwide requirements that are no longer customers of Motient. In certain instances, the geographic area that our network serves may be reduced by this process and customer communications may be impacted. We have discussed these changes to our network with many of our customers to assist them in evaluating the potential impact, if any, to their respective communications requirements. The full extent and effect of the changes to our network have yet to be determined, but based on internal analyses, we believe the de-commissioning of these base stations from our network will only impact approximately 1.5% of our network's current data traffic. As of July 31, 2004, we were approximately 85% complete with these network rationalization initiatives.

Please see Item 2 ("Management's Discussion and Analysis of Financial Condition and Results of Operations") for further discussion of this network rationalization.

COMMUNICATION TECHNOLOGY ADVISORS LLC. Effective January 30, 2004, Motient hired Communications Technology Advisors LLC, or CTA, to serve as "Chief Restructuring Entity" and advise the Company on various ways to reduce cash operating requirements. The term of CTA's engagement was recently extended through December 2004. See Note 2 ("Related Parties") for further discussion of Motient's relationship with CTA.

Despite these initiatives, the Company continues to generate losses from operations, and there can be no assurances that it will ever generate income from operations.

CHANGES IN MANAGEMENT

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

Also on May 6, 2004 the board of directors elected Robert L. Macklin as the Company's general counsel and secretary.

CHANGE IN ACCOUNTANTS

On March 2, 2004, Motient dismissed PricewaterhouseCoopers LLP as its independent auditors effective immediately. The audit committee of the Company's board of directors approved the dismissal of PricewaterhouseCoopers. PricewaterhouseCoopers was previously appointed to audit Motient's consolidated financial statements for the period May 1, 2002 to December 31, 2002, and, by its terms, such engagement was to terminate upon the completion of services related to such audit. PricewaterhouseCoopers did not report on Motient's consolidated financial statements for such period or for any other fiscal period. On March 2, 2004, the audit committee engaged Ehrenkrantz Sterling & Co. LLC as Motient's independent auditors to replace PricewaterhouseCoopers to audit Motient's consolidated financial statements for the period May 1, 2002 to December 31, 2002. Ehrenkrantz Sterling & Co. LLC was also engaged to audit Motient's consolidated financial statements for the period ended December 31, 2003.

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

SALE OF SMR LICENSES TO NEXTEL COMMUNICATIONS, INC.

On December 9, 2003, Motient Communications entered into an asset purchase agreement, under which Motient Communications will sell surplus licenses to Nextel for $2.75 million. In February 2004, the Company closed the sale of licenses covering approximately $2.2 million of the purchase price, and in April 2004, the Company closed the sale of approximately one-half of the remaining licenses. The transfer of the other half of the remaining licenses has been challenged at the FCC by a third-party. While the Company believes, based on the advice of counsel, that the FCC will ultimately rule in its favor, the Company cannot assure you that it will prevail, and, in any event, the timing of any final resolution is uncertain. None of these licenses are necessary for Motient's future network requirements. Motient has and expects to continue to use the proceeds of the sales to fund its working capital requirements and for general corporate purposes. The lenders under Motient Communications' term credit agreement consented to the sale of these licenses.

2. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company and are unaudited. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year. In the opinion of management, all adjustments (consisting of normal recurring adjustments unless otherwise indicated) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2004, and for all periods presented have been made. Footnote disclosure has been condensed or omitted as permitted in interim financial statements.

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

CONCENTRATIONS OF CREDIT RISK

For the six months ended June 30, 2004, five customers accounted for approximately 47% of the Company's service revenue, with one customer, SkyTel Communications, Inc. ("SkyTel"), accounting for more than 21%. No one customer accounted for more than 9% of the Company's net accounts receivable at June 30, 2004. For the six months ended June 30, 2003, five customers accounted for approximately 50% of the Company's service revenue, with two customers, United Parcel Service of America, Inc. ("UPS") and SkyTel, each accounting for more than 15%. SkyTel accounted for approximately 10% of the Company's accounts receivable at June 30, 2003. UPS migrated a majority of its units off of the Company's network in the second half of 2003 and is no longer a material customer of the Company.

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

INVESTMENT IN MSV AND NOTES RECEIVABLE FROM MSV

The Company determined that certain adjustments to its historical financial information for 2000, 2001 and 2002 were required to reflect the effects of several complex transactions, including the formation of, and transactions with, MSV. Please see the Company's current report on Form 8-K dated March 14, 2003 and its annual report on Form 10-K for the year ended December 31, 2002 for a complete discussion of such adjustments.

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

In November 2003, Motient engaged CTA to perform a valuation of its equity interests in MSV as of December 31, 2002. Concurrent with CTA's valuation, Motient reduced the book value of its equity interest in MSV from $54 million (inclusive of Motient's $2.5 million convertible note from MSV) to $41 million as of May 1, 2002 to reflect certain preference rights on liquidation of certain classes of equity holders in MSV. Including its note receivable from MSV ($13 million at May 1, 2002), the book value of Motient's aggregate interest in MSV as of May 1, 2002 was reduced from $67 million to $53.9 million. Also, as a result of CTA's valuation of MSV, Motient determined that the value of its equity interest in MSV was impaired as of December 31, 2002. This impairment was deemed to have occurred in the fourth quarter of 2002. Motient reduced the value of its equity interest in MSV by $15.4 million as of December 31, 2002. There was no further impairment required as of December 31, 2003 or June 30, 2004.

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

For the three and six month period ended June 30, 2004, MSV had revenues of $7.6 million and $15.7 million, respectively, operating expenses of $7.7 million and $15.0 million, respectively, and a net loss of $7.5 million and $14.2 million, respectively.

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

The Company has generated significant net operating losses for tax purposes through June 30, 2004; however, it has had its ability to utilize these losses limited on two occasions as a result of transactions that caused a change of control in accordance with the Internal Revenue Service Code Section 382. Additionally, since the Company has not yet generated taxable income, it believes that its ability to use any remaining net operating losses has been greatly reduced; therefore, the Company has established a valuation allowance for any benefit that would have been available as a result of the Company's net operating losses.

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

PROPERTY AND EQUIPMENT

Property and equipment are depreciated over its useful life using the straight-line method. Assets recorded as capital leases are amortized over the shorter of their useful lives or the term of the lease. The estimated useful lives of office furniture and equipment vary from two to ten years, and the network equipment is depreciated over seven years. The Company has also capitalized certain costs to develop and implement its computerized billing system. These costs are included in property and equipment and are depreciated over three years. Repairs and maintenance that do not significantly increase the utility or useful life of an asset are expensed as incurred.

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

As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", which establishes a fair value based method of accounting for stock-based compensation plans, the Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" for recognizing stock-based compensation expense for financial statement purposes. For companies that choose to continue applying the intrinsic value method, SFAS No. 123 mandates certain pro forma disclosures as if the fair value method had been utilized. The Company accounts for stock based compensation to consultants in accordance with EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" and SFAS No. 123.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123", which provides optional transition guidance for those companies electing to voluntarily adopt the accounting provisions of SFAS No. 123. In addition, SFAS No. 148 mandates certain new disclosures that are incremental to those required by SFAS No. 123. The Company continued to account for stock-based compensation in accordance with APB No. 25.

The following table illustrates the effect on (loss) attributable to common stockholders and (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                      Three Months    Three Months     Six Months       Six Months
                                                      Ended June 30,  Ended June 30,  Ended June 30,  Ended June 30,
                                                          2004            2003            2004             2003
                                                      -------------   -------------   -------------   -------------
Net loss, as reported                                 $    (23,112)   $    (13,010)   $    (36,629)   $    (25,404)
Add: Stock-based employee compensation expense
included in net loss, net of related tax effects             2,435           1,141           3,877           1,141
(Deduct)/Add: Total stock-based employee
compensation (expense) income determined under fair
value based method for all awards, net of tax
related effects                                                 11            (567)           (428)         (2,198)
                                                      -------------   -------------   -------------   -------------
Pro forma net loss                                         (20,666)        (12,436)        (33,180)        (26,461)
Weighted average common shares outstanding                  29,338          25,116          27,285          25,107
Loss per share:
  Basic and diluted---as reported                     $      (0.79)   $      (0.52)   $      (1.34)   $      (1.01)
  Basic and diluted---pro-forma                       $      (0.70)   $      (0.49)   $      (1.22)   $      (1.05)

Under SFAS No. 123 the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                          Three Months    Three Months     Six Months       Six Months
                          Ended June 30,  Ended June 30,  Ended June 30,  Ended June 30,
                              2004            2003            2004             2003
                          -------------   -------------   -------------   -------------
Expected life (in years)            9           10                 10           10
Risk-free interest rate     .88%-.93%        1.71%          .88%-.93%        1.71%
Volatility                  146%-162%         173%          146%-162%         173%
Dividend yield                     0%           0%                 0%           0%

SEGMENT DISCLOSURES

In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company had one operating segment: its core wireless business. The Company provides its core wireless business to the continental United States, Alaska, Hawaii and Puerto Rico. The following summarizes the Company's core wireless business revenue by major market categories:

                          Three Months    Three Months     Six Months       Six Months
                          Ended June 30,  Ended June 30,  Ended June 30,  Ended June 30,
                              2004            2003            2004             2003
                          -------------   -------------   -------------   -------------
Summary of Revenue
------------------
(in millions)
Wireless Internet              $5.2            $7.3           $11.4           $14.4
Field Services                  1.5             2.8             3.3             6.0
Transportation                  0.9             3.2             1.8             5.8
Telemetry                       0.6             0.6             1.2             1.2
All Other                       1.9             0.1             2.4             0.2
                              -----           -----           -----           -----
   Service revenue             10.1            14.0            20.1            27.6
   Equipment revenue            1.3             1.0             2.8             1.8
                              -----           -----           -----           -----
    Total Revenue             $11.4           $15.0           $22.9           $29.4
                              =====           =====           =====           =====


The Company does not measure ultimate profit and loss or track its assets by these market categories.

(LOSS) PER SHARE

Basic and diluted (loss) income per common share is computed by dividing income
(loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Options and warrants to purchase shares of common stock were not included in the computation of loss per share as the effect would be antidilutive for all periods. As a result, the basic and diluted earnings per share amounts for all periods presented are the same. As of June 30, 2004 and 2003, there were warrants to acquire approximately 8,864,962 and 5,464,962, respectively, shares of common stock. As of June 30, 2004 and June 30, 2003 there were options outstanding for 799,108 and 1,273,649 shares, respectively.

Holders of our pre-bankruptcy common stock received warrants to purchase an aggregate of approximately 1,496,512 shares of common stock. The warrants were exercisable to purchase shares of our common stock at a price of $.01 per share, if and only at such time, the average closing price of our common stock for ninety consecutive trading days was equal to or greater than $15.44 per share during the two years following our May 1, 2002 reorganization. The terms of these warrants were not met and therefore, they expired May 1, 2004.

RELATED PARTIES

The Company made payments of $570,000 and $771,000 to related parties for service-related obligations for the three and six-month period ended June 30, 2004, as compared to $38,000 and $208,000 for the three and six month period ended June 30, 2003. There were no amounts due to related parties as of June 30, 2004. CTA is a consulting and private advisory firm specializing in the technology and telecommunications sectors. It had previously acted as the spectrum and technology advisor to the official committee of unsecured creditors in connection with the Company's bankruptcy proceedings, and subsequently as a consultant to the Company since May 2002. On January 30, 2004, the Company engaged CTA to act as chief restructuring entity. As consideration for this work, Motient agreed to pay to CTA a monthly fee of $60,000. In addition, since the initial engagement of CTA, the payment of certain monthly fees to CTA had been deferred. In April 2004, Motient paid CTA $440,000 for all past deferred fees. The term of CTA's engagement was recently extended through December 2004.

3.  LIQUIDITY AND FINANCING

The Company has taken a number of steps recently to reduce operating and capital expenditures in order to lower its cash burn rate and improve its liquidity position. Most recently, the Company undertook a reduction in its workforce in February 2004. This action eliminated approximately 32.5% (54 employees) of its workforce.

In addition to cash generated from operations, the Company holds a $15 million promissory note issued by MSV in November 2001. This note matures in November 2006, but may be fully or partially repaid prior to maturity, subject to certain conditions and priorities with respect to payment of other indebtedness, in certain circumstances involving the consummation of additional investments in MSV. Under the terms of the Company's notes issued to Rare Medium and CSFB in connection with its Plan of Reorganization, in certain circumstances the Company must use 25% of any proceeds from the repayment of the $15 million note from MSV to repay the Rare Medium and CSFB notes, on a pro-rata basis. In April 2004, MSV repaid $2.0 million of accrued interest under this note and the Company paid $0.5 million to Rare Medium and CSFB, pro-rata, for accrued interest under those notes. There can be no assurance that the remainder of the MSV note will be repaid prior to maturity, or at all.

The Company's future financial performance will depend on its ability to continue to reduce and manage operating expenses, as well as its ability to grow revenue. The Company's future financial performance could be negatively affected by unforeseen factors and unplanned expenses.

For additional information with regard to recent funding events and debt reduction, please see Note 6 ("Subsequent Events").

DEBT OBLIGATIONS & CAPITAL LEASES

The following table outlines the Company debt obligations and capital leases as of June 30, 2004.

                                                                   (UNAUDITED)
                                                                  JUNE 30, 2004
                                                                    ---------
                                                                  (IN THOUSANDS)
                Rare Medium note payable due 2005,
                including accrued interest thereon                  $ 22,516
                CSFB note payable due 2005, including
                accrued interest thereon                                 889
                Vendor financing and Promissory Note                      --
                                                                    ---------
                Less current maturities                               23,405
                                                                    ---------
                Long-term debt                                      $     --
                                                                    ---------

RARE MEDIUM NOTE: Under the Company's Plan of Reorganization, the Rare Medium notes were cancelled and replaced by a new note in the principal amount of $19.0 million. The new note was issued by a new subsidiary of Motient Corporation that owns 100% of Motient Ventures Holding Inc., which owns substantially all of the Company's interests in MSV. The new note matures on May 1, 2005 and carries interest at 9% per annum. The note allows the Company to elect to accrue interest and add it to the principal, instead of paying interest in cash. The note requires that it be prepaid using 25% of the proceeds of any repayment of the $15 million note receivable from MSV. In April 2004, the Company paid accrued interest of $0.5 million under this note as a result of the $2.0 million repayment of the MSV note. On July 15, 2004, the Company paid all principal and interest due and owing on this note, in the amount of $23.6 million. Please see
Note 6 ("Subsequent Events - Repayment of Rare Medium and CSFB Debt Obligations") for further information with regard to certain payments made on this note subsequent to the period covered by this report.

CSFB NOTE: Under the Company's Plan of Reorganization, the Company issued a note to CSFB, in satisfaction of certain claims by CSFB against Motient, in the principal amount of $750,000. The new note was issued by a subsidiary of Motient Corporation that owns 100% of Motient Ventures Holdings Inc., which owns substantially all of the Company's interest in MSV. The note matures on May 1, 2005 and carries interest at 9% per annum. The note allows the Company to elect to accrue interest and add it to the principal, instead of paying interest in cash. The Company must use 25% of the proceeds of any repayment of the $15 million note receivable from MSV to prepay the CSFB note. In April 2004, the Company paid accrued interest of $0.02 million under this note as a result of the $2.0 million repayment of the MSV note. On July 15, 2004, the Company paid all principal and interest due and owing on this note, in the amount of $0.9 million. Please see Note 6 ("Subsequent Events - Repayment of Rare Medium and CSFB Debt Obligations") for further information with regard to certain payments made on this note subsequent to the period covered by this report.

VENDOR FINANCING AND PROMISSORY NOTE & CAPITAL LEASES: In June 2004, the Company negotiated settlements of the entire amounts outstanding under the financing facilities with Motorola and the capital lease with Hewlett-Packard. The full amount due and owing under these agreements was a combined $6.8 million. The Company paid a combined $3.9 million in cash to Motorola and Hewlett-Packard and issued a warrant to Motorola to purchase 200,000 shares of the Company's common stock at a price of $8.68, in full satisfaction of the outstanding balances. In the case of Hewlett-Packard, the Company took title to all of the leased equipment and software and the letter of credit securing this lease was cancelled, and in the case of Motorola, there was no equipment or service that Motorola was obligated to provide. The Company recorded a gain on the extinguishment of debt in the amount of $0.7 million on the Hewlett Packard settlement. The Company recorded a gain of $0.1 million on the Motorola settlement.

SOURCES OF FUNDING

SALE OF COMMON STOCK

On April 7, 2004, Motient sold 4,215,910 shares of its common stock at a per share price of $5.50 for an aggregate purchase price of $23.2 million to The Raptor Global Portfolio Ltd., The Tudor BVI Global Portfolio, Ltd., The Altar Rock Fund L.P., Tudor Proprietary Trading, L.L.C., Highland Crusader Offshore Partners, L.P., York Distressed Opportunities Fund, L.P., York Select, L.P., York Select Unit Trust, M&E Advisors L.L.C., Catalyst Credit Opportunity Fund, Catalyst Credit Opportunity Fund Offshore, DCM, Ltd., Greywolf Capital II LP and Greywolf Capital Overseas Fund and LC Capital Master Fund. The sale of these shares was not registered under the Securities Act of 1933, as amended (the "Securities Act") and the shares may not be sold in the United States absent registration or an applicable exemption from registration requirements. The shares were offered and sold pursuant to the exemption from registration afforded by Rule 506 under the Securities Act and/or Section 4(2) of the Securities Act. In connection with this sale, the Company signed a registration rights agreement with the holders of these shares. Among other things, this registration rights agreement requires the Company to file and cause to make effective a registration statement permitting the resale of the shares by the holders thereof. Motient also issued warrants to purchase an aggregate of 1,053,978 shares of its common stock to the investors listed above, at an exercise price of $5.50 per share. Motient's registration statement registering the shares issued in this transaction became effective on July 13, 2004, prior to the deadline imposed by the registration rights agreement. Therefore, the warrants issued in this transaction will never vest.

In connection with this sale, Motient issued to Tejas Securities Group, Inc., Motient's placement agent for the sale, and certain members of CTA, warrants to purchase 600,000 and 400,000 shares, respectively, of its common stock. The exercise price of these warrants is $5.50 per share. CTA assisted Tejas Securities on certain due diligence matters for this transaction. The warrants are immediately exercisable upon issuance and have a term of five years. Motient also paid Tejas Securities Group, Inc. a placement fee of $350,000 at closing. The warrants were offered and sold pursuant to the exemption from registration afforded by Rule 506 under the Securities Act and/or Section 4(2) of the Securities Act.

ADDITIONAL SALE OF COMMON STOCK

On July 1, 2004, Motient sold 3,500,000 shares of its common stock at a per share price of $8.57 for an aggregate purchase price of $30.0 million to The Raptor Global Portfolio Ltd., The Tudor BVI Global Portfolio, Ltd., The Altar Rock Fund L.P., Tudor Proprietary Trading, L.L.C., York Distressed Opportunities Fund, L.P., York Select, L.P., York Select Unit Trust, York Global Value Partner, L.P., Catalyst Credit Opportunity Fund, Catalyst Credit Opportunity Fund Offshore, DCM, Ltd., Rockbay Capital Fund, LLC, Rockbay Capital Investment Fund, LLC, Rockbay Capital Offshore Fund, Ltd., Glenview Capital Partner, L.P., Glenview Institutional Partners, L.P., Glenview Capital Master Fund, Ltd., GCM Little Arbor Master Fund, Ltd., OZ Master Fund, Ltd., OZ Mac 13 Ltd., Fleet Maritime, Inc., John Waterfall, Edwin Morgens, Greywolf Capital II, L.P., Greywolf Capital Overseas Fund, Highland Equity Focus Fund, L.P., Highland Equity Fund, L.P., Singer Children's Management Trust, and Strome Hedgecap Limited. The sale of these shares was not registered under the Securities Act and the shares may not be sold in the United States absent registration or an applicable exemption from registration requirements. The shares were offered and sold pursuant to the exemption from registration afforded by Rule 506 under the

Securities Act and/or Section 4(2) of the Securities Act. In connection with this sale, Motient signed a registration rights agreement with the holders of these shares. Among other things, this registration rights agreement requires Motient to file and cause to make effective a registration statement permitting the resale of the shares by the holders thereof. Motient also issued warrants to purchase an aggregate of 525,000 shares of its common stock to the investors listed above, at an exercise price of $8.57 per share. Motient's registration statement registering the shares issued in this transaction became effective on July 13, 2004, prior to the deadline imposed by the registration rights agreement. Therefore, the warrants issued in this transaction will never vest.

In connection with this sale, Motient issued to certain CTA affiliates and certain affiliates of Tejas Securities Group, Inc., our placement agent for the private placement, warrants to purchase 340,000 and 510,000 shares, respectively, of our common stock. CTA assisted Tejas Securities on certain due diligence matters for this transaction. The exercise price of these warrants is $8.57 per share. The warrants are immediately exercisable upon issuance and have a term of five years. Motient also paid Tejas Securities Group, Inc. a placement fee of $850,000 at closing. The shares were offered and sold pursuant to the exemption from registration afforded by Rule 506 under the Securities Act and/or
Section 4(2) of the Securities Act.

TERM CREDIT FACILITY: On January 27, 2003, the Company's wholly-owned subsidiary, Motient Communications, closed a $12.5 million term credit agreement with a group of lenders, including several of the Company's existing stockholders. The lenders include the following entities or their affiliates:
M&E Advisors, L.L.C., Bay Harbour Partners, York Capital, Highland Capital Management and Lampe Conway & Co. York Capital is affiliated with JGD Management Corp. and James G. Dinan. JGD Management Corp, James G. Dinan, Highland Capital Management and James D. Dondero each hold 5% or more of Motient's common stock. The lenders also include Gary Singer, directly or through one or more entities. Gary Singer is the brother of Steven G. Singer, one of our directors.

The table below shows, as of August 1, 2004 the number of shares of Motient common stock beneficially owned by the following parties to the term credit agreement, based solely on filings made by such parties with the SEC:

         NAME OF BENEFICIAL OWNER                    NUMBER OF SHARES
         ------------------------                    ----------------

         James G. Dinan*                             2,276,445
         JGD Management Corp.*                       2,276,445
         Highland Capital Management**               4,642,469
         James Dondero**                             4,642,469

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

Under this facility, the lenders have agreed to make loans to Motient Communications through December 31, 2004 upon Motient Communications' request no more often than once per month, in aggregate principal amounts not to exceed $1.5 million for any single loan, and subject to satisfaction of other conditions to borrowing, including certain financial and operating covenants, contained in the credit agreement. On April 13, 2004, Motient repaid all principal amounts then owing under the credit facility, including accrued interest thereon, in an amount of $6.8 million, which amount may not be reborrowed. In conjunction with the April 13, 2004 repayment, Motient immediately expensed $6.4 million and $1.7 million in financing fees related to the January 2003 and March 2004 credit facilities.

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

The obligations of Motient Communications under the credit agreement are secured by a pledge of all the assets owned by Motient Communications that can be pledged as security (including, but not limited to Motient Communication's shares in Motient License). Motient Communications owns, directly or indirectly, all of the Company's assets relating to its terrestrial wireless communications business. In addition, Motient and its wholly-owned subsidiary, Motient Holdings Inc., have guaranteed Motient Communications' obligations under the credit agreement, and the Company has delivered a pledge of the stock of Motient Holdings Inc., Motient Communications, Motient Services and Motient License to the lenders. In addition, upon the repayment in full of the outstanding $19,750,000 in senior notes due 2005 issued by MVH Holdings Inc. to Rare Medium and CSFB in connection with the Company's approved Plan of Reorganization, the lenders could ask the Company to pledge the stock of MVH Holdings Inc. to the lenders.

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

LITIGATION PROCEEDS

On April 15, 2004, Motient filed a claim under the rules of the American Arbitration Association in Fairfax County, VA, against Wireless Matrix Corporation, a reseller of Motient's services, for the non-payment of certain amounts due and owing under the "take-or-pay" agreement between Motient and Wireless Matrix. In June 2004, Motient reached a favorable out of court settlement with Wireless Matrix in which Wireless Matrix paid Motient $1.1 million. The $1.1 million was recorded as service revenue in June 2004.

4. COMMITMENTS AND CONTINGENCIES

As of June 30, 2004, the Company had no contractual inventory commitments.

In December 2002 Motient entered into an agreement with UPS pursuant to which the customer prepaid an aggregate of $5 million in respect of network airtime service to be provided beginning January 1, 2004. The $5 million prepayment will be credited against airtime services provided to UPS beginning January 1, 2004, until the prepayment is fully credited. Based on UPS' current level of network airtime usage, Motient does not expect that UPS will be required to make any cash payments in 2004 for service provided during 2004. There are no minimum purchase requirements under the contract with UPS, and the contract may be terminated by UPS on 30 days' notice. If UPS terminates the contract, we will be required to refund any unused portion of the prepayment to UPS. The Company's remaining airtime service obligation to UPS at June 30, 2004 in respect of the prepayment was approximately $4.3 million.

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

On April 15, 2004, Motient filed a claim under the rules of the American Arbitration Association in Fairfax County, VA, against Wireless Matrix Corporation, a reseller of Motient's services, for the non-payment of certain amounts due and owing to Motient under the "take-or-pay" agreement between Motient and Wireless Matrix. Under this agreement, Wireless Matrix agreed to purchase certain minimum amounts of air-time on the Motient network. In June 2004, Motient reached an out of court settlement with Wireless Matrix, in which Wireless Matrix paid Motient $1.1 million.

From time to time, Motient is involved in legal proceedings in the ordinary course of its business operations. Although there can be no assurance as to the outcome or effect of any legal proceedings to which Motient is a party, Motient does not believe, based on currently available information, that the ultimate liabilities, if any, arising from any such legal proceedings not otherwise disclosed would have a material adverse impact on its business, financial condition, results of operations or cash flows.

REGULATORY

Seeking to resolve interference to public safety users, on July 8, 2004, the FCC approved adoption of a reconfiguration plan for the 800 MHz spectrum band. Under the plan, Nextel is allowed to occupy spectrum in the 1.9 GHz band in exchange for, among other things, relocating and retuning public safety licensees in the 800 MHz band. However, there are reports that a court challenge will be filed challenging the legality of the FCC's decision, and the U.S. Comptroller General is investigating whether the plan would impermissibly diverge funds from the U.S. Treasury. Motient has spectrum in both the lower-800 MHz band and upper-800 MHz band, and on April 8, 2004, filed a request with the FCC asking that the FCC relocate its lower-800 MHz band frequencies into the upper -800 MHz band as part of the 800 MHz reconfiguration plan. On August 6, 2004, the FCC released the text of its July 8, 2004 order. The text of the order did not grant Motient's request, but neither did it explicitly deny it. Motient cannot assure that its operations will be not affected by the adoption or implementation of this order or any subsequent addenda.

6.  SUBSEQUENT EVENTS

SALE OF COMMON STOCK

On July 1, 2004, Motient sold 3,500,000 shares of its common stock at a per share price of $8.57 for an aggregate purchase price of $30.0 million to The Raptor Global Portfolio Ltd., The Tudor BVI Global Portfolio, Ltd., The Altar Rock Fund L.P., Tudor Proprietary Trading, L.L.C., York Distressed Opportunities Fund, L.P., York Select, L.P., York Select Unit Trust, York Global Value Partner, L.P., Catalyst Credit Opportunity Fund, Catalyst Credit Opportunity Fund Offshore, DCM, Ltd., Rockbay Capital Fund, LLC, Rockbay Capital Investment Fund, LLC, Rockbay Capital Offshore Fund, Ltd., Glenview Capital Partner, L.P., Glenview Institutional Partners, L.P., Glenview Capital Master Fund, Ltd., GCM Little Arbor Master Fund, Ltd., OZ Master Fund, Ltd., OZ Mac 13 Ltd., Fleet Maritime, Inc., John Waterfall, Edwin Morgens, Greywolf Capital II, L.P., Greywolf Capital Overseas Fund, Highland Equity Focus Fund, L.P., Highland Equity Fund, L.P., Singer Children's Management Trust, and Strome Hedgecap Limited. The sale of these shares was not registered under the Securities Act and the shares may not be sold in the United States absent registration or an applicable exemption from registration requirements. The shares were offered and sold pursuant to the exemption from registration afforded by Rule 506 under the Securities Act and/or Section 4(2) of the Securities Act. In connection with this sale, Motient signed a registration rights agreement with the holders of these shares. Among other things, this registration rights agreement requires Motient to file and cause to make effective a registration statement permitting the resale of the shares by the holders thereof. Motient also issued warrants to purchase an aggregate of 525,000 shares of its common stock to the investors listed above, at an exercise price of $8.57 per share. Motient's registration statement registering the shares issued in this transaction became effective on July 13, 2004, prior to the deadline imposed by the registration rights agreement. Therefore, the warrants issued in this transaction will never vest.

In connection with this sale, Motient issued to certain CTA affiliates and certain affiliates of Tejas Securities Group, Inc., our placement agent for the private placement, warrants to purchase 340,000 and 510,000 shares, respectively, of our common stock. CTA assisted Tejas Securities on certain due diligence matters for this transaction. The exercise price of these warrants is $8.57 per share. The warrants are immediately exercisable upon issuance and have a term of five years. Motient also paid Tejas Securities Group, Inc. a placement fee of $850,000 at closing. The shares were offered and sold pursuant to the exemption from registration afforded by Rule 506 under the Securities Act and/or
Section 4(2) of the Securities Act.

REPAYMENT OF RARE MEDIUM AND CSFB DEBT OBLIGATIONS

On July 15, 2004, Motient repaid all principal amounts then owing under its notes payable to Rare Medium and CSFB, including accrued interest thereon, in an amount of $23.6 million and $0.9 million, respectively.

TERMINATION OF MOTOROLA AGREEMENTS

In June 2004, the Company negotiated a settlement of its entire amount outstanding under its financing facilities with Motorola. The full amount due and owing under these agreements was a combined $4.2 million. On July 12, 2004, the Company paid $1.9 million in cash and issued a warrant to Motorola to purchase 200,000 shares of the Company's common stock at a price of $8.68, in full satisfaction of the outstanding balances. The Company recorded a gain of $0.1 million on this Motorola settlement.

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

OVERVIEW

GENERAL

This section provides information regarding the various components of Motient's business, which we believe are relevant to an assessment and understanding of the financial condition and consolidated results of operations of Motient.

Motient presently has six wholly-owned subsidiaries and a 29.5% interest (assuming conversion of all outstanding convertible notes) in MSV as of June 30, 2004. Motient Communications Inc. owns the assets comprising Motient's core wireless business, except for Motient's FCC licenses, which are held in a separate subsidiary, Motient License Inc. Motient License was formed on March 16, 2004, as part of Motient's amendment of its credit facility, as a special purpose wholly-owned subsidiary of Motient Communications and holds all of the FCC licenses formerly held by Motient Communications. A pledge of the stock of Motient License, along with the other assets of Motient Communications, secures borrowings under our term credit facility. For further details regarding the formation of Motient License, please see Note 3 ("Liquidity and Financing - Sources of Funding -- Term Credit Facility") of notes to consolidated financial statements. Motient's other four subsidiaries hold no material operating assets other than the stock of other subsidiaries and Motient's interests in MSV. On a consolidated basis, we refer to Motient Corporation and its six wholly-owned subsidiaries as "Motient." Our indirect, less-than 50% voting interest in MSV is not consolidated with Motient for financial statement purposes. Rather, we account for our interest in MSV under the equity method of accounting.

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

MOBILE SATELLITE VENTURES LP

On June 29, 2000, we formed a joint venture subsidiary, MSV (formerly known as Mobile Satellite Ventures LLC), in which we owned, until November 26, 2001, 80% of the membership interests, in order to conduct research and development activities. In June 2000, three investors unrelated to Motient purchased 20% of the interests in MSV for an aggregate price of $50 million. The minority investors had certain participating rights which provided for their participation in certain business decisions that were made in the normal course of business, therefore, our investment in MSV has been recorded for all periods presented in the consolidated financial statements pursuant to the equity method of accounting. On November 26, 2001, Motient sold the assets comprising its satellite communications business to MSV, as part of a transaction in which certain other parties joined MSV, including TMI Communications and Company, Limited Partnership, or TMI, a Canadian satellite services provider. In this transaction, TMI also contributed its satellite communications business assets to MSV. As part of this transaction, Motient received a $15 million promissory note issued by MSV and purchased a $2.5 million convertible note issued by MSV.

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

On August 21, 2003, two investors in MSV (excluding Motient) invested an additional $3.7 million in MSV in exchange for Class A preferred units of limited partnership interests in MSV. MSV used the proceeds from this investment to repay other indebtedness that is senior in its right of repayment to Motient's promissory note. Under the terms of MSV's amended and restated investment agreement, these investors had the option of investing an additional $17.6 million in MSV by December 31, 2003; however, if, prior to this time, the FCC had not issued a decision addressing MSV's petition for reconsideration concerning MSV's application with the FCC with respect to MSV's plans for a new generation satellite system utilizing ancillary terrestrial components, or ATC, the option was automatically extended to March 31, 2004. As of the closing of the initial investment on August 21, 2003, Motient's percentage ownership of MSV was approximately 29.5%, assuming conversion of all outstanding convertible notes.

On April 2, 2004, the above-mentioned additional $17.6 million investment was consummated. In connection with this investment, MSV's amended and restated investment agreement was amended to provide that of the total $17.6 million in proceeds, $5.0 million was used to repay certain outstanding indebtedness of MSV, including $2.0 million of accrued interest under the $15.0 million promissory note issued to Motient by MSV. Motient was required to, and paid, 25% of the $2 million it received in this transaction, or $500,000, to make prepayments under its existing notes owed to Rare Medium Group, Inc. and Credit Suisse First Boston. The remainder of the proceeds from this investment will be used for general corporate purposes by MSV. As of the closing of the initial investment on April 2, 2004, and at June 30, 2004, Motient's percentage ownership of MSV remained approximately 29.5%, assuming conversion of all outstanding convertible notes.

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

         o We could lose market share and revenues as a result of increasing competition from companies in the wireless communications industry that have greater resources and name recognition.
         o Failure to keep pace with rapidly changing markets for wireless communications would significantly harm our business.
         o The success of our wireless communications business depends on our ability to enter into and maintain third party distribution relationships.
         o We expect to maintain a limited inventory of devices to be used in connection with our eLink service, and any interruption in the supply of such devices could significantly harm our business.
         o We cannot guarantee that our suppliers will be able to supply us with components and devices in the quantities and at the times we require, or at all.
         o If prices charged by suppliers for wireless devices do not decline as we anticipate, our business may not experience the growth we expect.
         o We may not be able to develop, acquire and maintain proprietary information and intellectual property rights, which could limit the growth of our business and reduce our market share.
         o Patent infringement litigation against Research In Motion, Ltd., or RIM, may impede our ability to use and sell certain software and handheld devices.
         o Government regulation may increase our cost of providing services, slow our expansion into new markets, subject our services to additional competitive pressures and affect the value of our common stock.
         o    We face burdens relating to the recent trend toward stricter corporate governance and financial reporting standards.
         o    Motient's competitive position may be harmed if the wireless terrestrial network technology it licenses from Motorola is made available to competitors.
         o Motient could incur substantial costs if it is required to relocate its spectrum licenses under a pending proposal being considered by the FCC.
         o Our adoption of "fresh-start" accounting may make evaluation our financial position and results of operations for 2002 and 2003, as compared to prior periods, more difficult.
         o Certain tax implications of our bankruptcy and reorganization may increase our tax liability.
         o There is a very limited public trading market for our common stock, and our equity securities may continue to be illiquid or experience significant price volatility.
         o We do not expect to pay any dividends on our common stock for the foreseeable future.
         o Future sales of our common stock could adversely affect its price and/or our ability to raise capital.

For a more complete description of the above factors, please see the section entitled "Risk Factors" in Motient's annual report on Form 10-K for the fiscal year ended December 31, 2003.

RESULTS OF OPERATIONS

The table below outlines operating results for Motient:

                        Three Months     Three Months   Six Months Ended  Six Months Ended
                       Ended June 30,   Ended June 30,      June 30,         June 30,
                            2004             2003             2004             2003
                       --------------   --------------   --------------   --------------
Summary of Revenue
------------------
(in millions)
Wireless Internet      $         5.2    $         7.3    $        11.4    $        14.4
Field Services                   1.5              2.8              3.3              6.0
Transportation                   0.9              3.2              1.8              5.8
Telemetry                        0.6              0.6              1.2              1.2
All Other                        1.9              0.1              2.4              0.2
                       --------------   --------------   --------------   --------------
   Service Revenue              10.1             14.0             20.1             27.6
   Equipment Revenue             1.3              1.0              2.8              1.8
                       --------------   --------------   --------------   --------------
         Total         $        11.4    $        15.0    $        22.9    $        29.4
                       ==============   ==============   ==============   ==============


                                 Three Months Ended             Three Months Ended
                                      June 30,    % of Service       June 30,    % of Service
                                      2004(1)       Revenue           2003(2)      Revenue
                                   -------------  -----------      ------------  -----------
Summary of Expense
------------------
(in millions)
Cost of Service and Operations     $       10.4          103%      $      13.9           99%
Cost of Equipment Sold                      1.3           13               1.1            8
Sales and Advertising                       0.9            9               1.5           11
General and Administration                  2.5           25               3.3           24
Operational Restructuring Costs             5.1           50                --           --
Depreciation and Amortization               4.1           41               5.6           40
                                   -------------  -----------      ------------  -----------
     Total Operating               $       24.3          241%      $      25.4          182%
                                   =============  ===========      ============  ===========

    (1) Includes compensation expense of $2.4 million related to the market value of employee stock options.
    (2) Includes compensation expense of $1.2 million related to the market value of employee stock options.

                              Six Months Ended             Six Months Ended
                                  June 30,    % of Service     June 30,    % of Service
                                  2004(1)       Revenue         2003(2)      Revenue
                                ------------  -----------    ------------  -----------
Summary of Expense
------------------
(in millions)
Cost of Service and Operations  $      21.7          108%    $      27.5          100%
Cost of Equipment Sold                  2.8           14             2.1            8
Sales and Advertising                   1.9           10             2.7           10
General and Administration              4.9           24             6.6           24
Operational Restructuring Costs         6.3           31              --           --
Depreciation and Amortization           8.4           42            10.9           39
                                ------------  -----------    ------------  -----------
     Total Operating            $      46.0          229%    $      49.8          181%
                                ============  ===========    ============  ===========

    (1) Includes compensation expense of $3.9 million related to the market value of employee stock options.
    (2) Includes compensation expense of $1.2 million related to the market value of employee stock options.


THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

REVENUE AND SUBSCRIBER STATISTICS

Service revenues approximated $10.1 million and $20.1 million for the three and six months ended June 30, 2004, respectively, which represented a $3.9 million and $7.5 million decrease as compared to the three and six months ended June 30, 2003, respectively. The decrease in these periods was primarily the result of a decrease in revenue in our wireless internet, field services and transportation market segments. Total revenues approximated $11.4 million and $22.9 million for the three and six months ended June 30, 2004, respectively, which represented a $3.6 million and $6.5 million decrease as compared to the three and six months ended June 30, 2003, respectively. The decrease was primarily a result of the decreased service revenues, partially offset by an increase in equipment revenue.

The tables below summarize our revenue for the three and six months ended June 30, 2004 and 2003 and our subscriber base as of June 30, 2004 and 2003. An explanation of certain changes in revenue and subscribers is set forth below.

                       Three Months Ended June 30,
                       ----------------------------
Summary of Revenue         2004           2003         Change       % Change
------------------     -------------  -------------  -----------   -----------
(in millions)
Wireless Internet      $        5.2   $        7.3   $     (2.1)         (29)%
Field Services                  1.5            2.8         (1.3)         (46)
Transportation                  0.9            3.2         (2.3)         (72)
Telemetry                       0.6            0.6          0.0            0
All Other                       1.9            0.1          1.8        1,800
                       -------------  -------------  -----------   -----------
   Service Revenue             10.1           14.0         (3.9)         (28)
   Equipment Revenue            1.3            1.0          0.3           30
                       -------------  -------------  -----------   -----------
         Total         $       11.4   $       15.0   $     (3.6)         (24)%
                       =============  =============  ===========   ===========


                        Six Months Ended June 30,
                       ----------------------------
Summary of Revenue         2004           2003         Change       % Change
------------------     -------------  -------------  -----------   -----------
(in millions)
Wireless Internet      $       11.4   $       14.4   $     (3.0)         (21)%
Field Services                  3.3            6.0         (2.7)         (45)
Transportation                  1.8            5.8         (4.0)         (69)
Telemetry                       1.2            1.2          0.0            0
All Other                       2.4            0.2          2.2        1,100
                       -------------  -------------  -----------   -----------
   Service Revenue             20.1           27.6         (7.5)         (27)
   Equipment Revenue            2.8            1.8          1.0           56
                       -------------  -------------  -----------   -----------
         Total         $       22.9   $       29.4   $     (6.5)         (22)%
                       =============  =============  ===========   ===========


The make up of our registered subscriber base was as follows:

                               As of June 30,
                       ----------------------------
                           2004           2003         Change       % Change
                       -------------  -------------  -----------   -----------
Wireless Internet            89,471        110,452      (20,981)         (19)%
Field Services               14,356         20,770       (6,414)         (31)
Transportation  (1)          46,986        100,793      (53,807)         (53)
Telemetry                    31,002         29,787        1,215           (4)
All Other                       722            941         (219)         (23)
                       -------------  -------------  -----------   -----------
         Total              182,537        262,743      (80,206)         (31)%
                       =============  =============  ===========   ===========

                  (1) Includes 9,692 registered UPS devices as of June 30, 2004, of which 3,066 were actively passing data traffic, as compared to 69,954 registered UPS devices as of June 30, 2003, of which 33,890 were actively passing data traffic.

         o Wireless Internet: Revenue declined from $7.3 million to $5.2 million for the three months ended June 30, 2004, as compared to the three months ended June 30, 2003. Revenue declined from $14.4 million to $11.4 million for the six months ended June 30, 2004, as compared to the six months ended June 30, 2003. The revenue decline in the Wireless Internet sector during this period represented customer losses that we are experiencing in both our direct and reseller channels as a result of the migration of wireless internet customers to other networks. These customer losses have been exacerbated by the `end-of-life' announcement by RIM for the 857 device, which has negatively impacted the ability of our resellers to add new devices to our network to replace those that are migrating from their respective customer bases. This decline is also the result of Motient's coordinated effort to actively sell and promote wireless email and wireless Internet applications to enterprise accounts under our agent relationships with T-Mobile USA and Verizon Wireless. During the fourth quarter of 2003, we sold several of our existing customers devices on these networks that resulted in their termination of devices on our network in the first six months of 2004. We received commissions from these carriers for these sales.
         o Field Services: Revenue declined from $2.8 million to $1.5 million for the three months ended June 30, 2004, as compared to the three months ended June 30, 2003. Revenue declined from $6.0 million to $3.3 million for the six months ended June 30, 2004, as compared to the six months ended June 30, 2003. The decrease in revenue from field services was primarily the result of the termination of several customer contracts, including Sears and Lanier, as well as the general reduction of units and/or rates across the remainder of our field service customer base, primarily IBM and Pitney Bowes. This revenue segment was also negatively impacted by approximately $350,000 due to the reclassification of one of our customers, Lucent, to the wireless internet segment.
         o Transportation: Revenue declined from $3.2 million to $0.9 million for the three months ended June 30, 2004, as compared to the three months ended June 30, 2003. Revenue declined from $5.8 million to $1.8 million for the six months ended June 30, 2004, as compared to the six months ended June 30, 2003. The decrease in revenue from the transportation sector was primarily the result of UPS, beginning in July 2003, having removed a significant number of their units from our network and no longer maintaining their historical level of payments. UPS represented $0.2 million and $0.5 million of revenue for the three and six months ended June 30, 2004, as compared to $2.7 million and $4.8 million of revenue for the three and six months ended June 30, 2003. We did, however, also continue to experience growth during this period in other transportation accounts, most notably Aether and Roadnet.
         o Telemetry: Revenue remained at $0.6 million for the three months ended June 30, 2004, as compared to the three months ended June 30, 2003. Revenue remained at $1.2 million for the six months ended June 30, 2004, as compared to the six months ended June 30, 2003. While we experienced growth in certain telemetry customer accounts, including US Wireless Data and USA Technologies, this was equally offset by churn or negative rate changes in other telemetry accounts.
         o Other: Revenue increased from $0.1 million to $1.9 million for the three months ended June 30, 2004, as compared to the three months ended June 30, 2003. Revenue increased from $0.2 million to $2.4 million for the six months ended June 30, 2004, as compared to the six months ended June 30, 2003. The increase was attributable to the settlement of a take-or-pay contract with Wireless Matrix resulting in the recognition of $1.1 million and approximately $0.6 million of commissions earned via the agency and dealer agreements with Verizon Wireless and T-Mobile USA.

         o Equipment: Revenue increased from $1.0 million to $1.3 million for the three months ended June 30, 2004, as compared to the three months ended June 30, 2003. Revenue increased from $1.8 million to $2.8 million for the six months ended June 30, 2004, as compared to the six months ended June 30, 2003. The increase in equipment revenue was primarily the result of the sales of devices attributable to agency and dealer agreements with Verizon Wireless and T-Mobile USA.

The table below summarizes our operating expenses for the three and six months ended June 30, 2004 and 2003. An explanation of certain changes in operating expenses is set forth below.

                                  Three Months Ended June 30,
                                  ----------------------------
Summary of Expenses                    2004(1)        2003(2)      Change       % Change
-------------------               -------------  -------------  -----------   -----------
(in millions)
Cost of Service and Operations    $       10.4   $       13.9   $     (3.5)         (25)%
Cost of Equipment Sales                    1.3            1.1          0.2           18
Sales and Advertising                      0.9            1.5         (0.6)         (40)
General and Administration                 2.5            3.3         (0.8)         (24)
Operational Restructuring Costs            5.1             --          5.1           --
Depreciation and Amortization              4.1            5.6         (1.5)         (27)
                                  -------------  -------------  -----------   -----------
         Total Operating          $       24.3   $       25.4   $     (1.1)          (4)%
                                  =============  =============  ===========   ===========

    (1) Includes compensation expense of $2.4 million related to the market value of employee stock options.
    (2) Includes compensation expense of $1.2 million related to the market value of employee stock options.

                                   Six Months Ended June 30,
                                  ----------------------------
Summary of Expenses                    2004(1)       2003(2)      Change       % Change
-------------------               -------------  -------------  -----------   -----------
(in millions)
Cost of Service and Operations    $       21.7   $       27.5   $     (5.8)         (21)%
Cost of Equipment Sales                    2.8            2.1          0.7           33
Sales and Advertising                      1.9            2.7         (0.8)         (30)
General and Administration                 4.9            6.6         (1.7)         (26)
Operational Restructuring Costs            6.3             --          6.3           --
Depreciation and Amortization              8.4           10.9         (2.5)         (23)
                                  -------------  -------------  -----------   -----------
         Total Operating          $       46.0   $       49.8   $     (3.8)          (8)%
                                  =============  =============  ===========   ===========

    (1) Includes compensation expense of $3.9 million related to the market value of employee stock options.
    (2) Includes compensation expense of $1.2 million related to the market value of employee stock options.

Cost of service and operations includes costs to support subscribers, such as network telecommunications charges and site rent for network facilities, network operations employee salary and related costs, network and hardware and software maintenance charges, among other things. Costs of service and operations decreased from $13.9 million to $10.4 million for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. Cost of service and operations expenses as a percentage of service revenue were approximately 103% for the three months ended June 30, 2004, compared to 99% for the comparable period of 2003. Costs of service and operations decreased from $27.5 million to $21.7 million for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. Cost of service and operations expenses as a percentage of service revenue were approximately 108% for the first six months of 2004, compared to 100% for the comparable period of 2003. The decrease in these expenses was partially the result of lower employee salary and related costs due to the workforce reductions implemented in March of 2003 and February of 2004. The reduction in force in February of 2004 also resulted in the reversal in the first quarter of 2004 of certain accrued employee bonuses from prior periods. This decrease was also impacted by the termination of our national maintenance contract with Motorola at December 31, 2003, as well as the continued removal of older-generation base stations from the network. We currently perform our maintenance on our base stations by contracting directly with service shops in respective regions, which has materially lowered our cost relative to our prior national maintenance contract. Site lease and telecommunications costs for base station locations also decreased during this period as a result of the removal of base stations as part of our efforts to remove older-generation equipment from our network. The decrease in costs of service and operations was also partially the result of reductions in hardware and software maintenance costs as a result of the negotiation of lower rates on maintenance service contracts in 2003, the reduction of software licenses as a result of having fewer employees and a decrease in software development costs as a result of a change in capitalization policy. These decreases were partially offset by compensation expenses associated with stock options issued to employees in 2003 of $1.5 million and $2.0 million for the three and six months ended June 30, 2004, respectively. Compensation expenses associated with stock options issued to employees totaled $0.4 million for the three and six months ended June 30, 2003. Excluding these compensation charges, cost of service and operations decreased $4.6 million and $7.4 million, or 34% and 27% for the three and six months ended June 30, 2004, respectively, as compared to the comparable periods in 2003.

Cost of equipment sold increased from $1.1 million to $1.3 million for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. Cost of equipment sold increased from $2.1 million to $2.8 million for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The increase was primarily the result of the cost of the sales of devices attributable to the agency and dealer agreements with Verizon Wireless and T-Mobile USA.

Sales and advertising expenses decreased to $0.9 million for the three months ended June 30, 2004, as compared to $1.5 million for the three months ended June 30, 2003. Sales and advertising expenses decreased to $1.9 million for the six months ended June 30, 2004, as compared to $2.7 million for the six months ended June 30, 2003. Sales and advertising expenses as a percentage of service revenue were approximately 9% for the three months ended June 30, 2004, compared to 11% for the comparable period of 2003. Sales and advertising expenses as a percentage of service revenue were approximately 10% for the first six months of 2004, compared to 10% for the comparable period of 2003. The decrease in sales and advertising expenses for the three and six months ended June 30, 2004 was primarily attributable to lower employee salary and related costs, including sales commissions, due to lower sales volumes and the workforce reductions implemented in March 2003 and February 2004, the reversal of certain prior period accrued compensation as discussed above and the significant reduction in or elimination of sales and marketing programs after our reorganization in May 2002. These decreases were partially offset by compensation expenses associated with stock options issued to employees in 2003 of $0.5 million and $0.9 million for the three and six months ended June 30, 2004, respectively. Compensation expenses associated with stock options issued to employees totaled $0.3 million for the three and six months ended June 30, 2003. Excluding these compensation charges, sales and advertising decreased $0.8 million and $1.4 million, or 67% and 58% for the three and six months ended June 30, 2004, respectively, as compared to the comparable periods in 2003.

General and administrative expenses for the core wireless business decreased from $3.3 million to $2.5 million for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. General and administrative expenses for the core wireless business decreased from $6.6 million to $4.9 million for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. General and administrative expenses as a percentage of service revenue were approximately 25% for the three months ended June 30, 2004, compared to 24% for the comparable period of 2003. General and administrative expenses as a percentage of service revenue were approximately 24% for the first six months of 2004, compared to 24% for the comparable period of 2003. The decrease in general and administrative expenses for the three and six months ended June 30, 2004 was primarily attributable to lower employee salary and related costs due to the workforce reductions implemented in March of 2003 and February of 2004, the reversal of certain prior period accrued compensation as discussed above, the closure of our Reston facility in July 2003, lower directors and officers liability insurance costs subsequent to reorganization and a reduction in bad debt charges primarily due to lower accounts receivables balances as a result of improvements in our collection capabilities. These decreases were partially offset by increases in audit and legal fees as a result of our continuing efforts to be compliant with our financial reporting and by compensation expenses associated with stock options issued to employees in 2003 of $0.4 million and $1.0 million for the three and six months ended June 30, 2004, respectively. Compensation expenses associated with stock options issued to employees totaled $0.5 million for the three and six months ended June 30, 2003. Excluding these compensation charges, general and administrative decreased $0.7 million and $2.2 million, or 25% and 36% for the three and six months ended June 30, 2004, respectively, as compared to the comparable periods in 2003.

Operational restructuring costs increased from $0.0 million to $5.1 million for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. Operational restructuring costs increased from $0.0 million to $6.3 million for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The operational restructuring costs in the first quarter of 2004 resulted from the severance and related salary charges as a result of the reduction in force in February 2004 and certain costs as a result of base station deconstruction activities as part of our on-going network rationalization efforts. For the second quarter ended June 30, 2004, the network rationalization costs aggregate $5.1 million, consisting of base station deconstruct costs of $0.5 million, the loss on the retirement of certain base station equipment of $2.8 million and termination liabilities of $1.8 million for site leases no longer required for removed base stations.

In the second quarter of 2004, we finalized plans to implement certain base station rationalization initiatives. These initiatives are anticipated to be completed by December 2004. These initiatives involve the de-commissioning of approximately 409 base stations from our network. We had 1,549 base stations in our network as of March 31, 2004. We are taking these actions in a coordinated effort to reduce network operating costs while also focusing on minimizing the potential impact to our customers communications and coverage requirements. This rationalization encompasses, among other things, the reduction of unneeded capacity across the network by de-commissioning under-utilized and un-profitable base stations as well as de-commissioning base stations that pass an immaterial amount of customer data traffic. In some cases, these base stations were originally constructed specifically to serve customers with nationwide requirements that are no longer customers of Motient. In certain instances, the geographic area that our network serves may be reduced by this process and customer communications may be impacted. We have discussed these changes to our network with many of our customers to assist them in evaluating the potential impact, if any, to their respective communications requirements. The full extent and effect of the changes to our network have yet to be determined, but based on internal analyses, we believe the de-commissioning of these base stations from our network will only impact approximately 1.5% of our network's current data traffic. As of July 31, 2004, we were approximately 85% complete with these network rationalization initiatives.

Depreciation and amortization for the core wireless business decreased to $4.1 million for the three months ended June 30, 2004, as compared to $5.6 million for the three months ended June 30, 2003. Depreciation and amortization for the core wireless business decreased to $8.4 million for the six months ended June 30, 2004, as compared to $10.9 million for the six months ended June 30, 2003. Depreciation and amortization was approximately 41% of service revenue for the three months ended June 30, 2004, as compared to 40% for the comparable period of 2003. Depreciation and amortization was approximately 42% of service revenue for the first six months of 2004, as compared to 39% for the first six months of 2003. Depreciation and amortization expense reduced as a result of our decline in asset value related to our frequency sale transactions in 2003 and our write-down as of September 2003 of our customer contract related intangibles. In May 2004, the Company engaged a financial advisory firm to prepare a valuation of customer intangibles as of September 2003. Due to the loss of UPS as a core customer in 2003 as well as the migration and customer churn occurring in the Company's mobile internet base that is impacting the average life of a customer in this base, among other things, the Company determined an impairment of the value of these customer contracts was probable. As a result of this valuation, the value of customer intangibles was determined to be impaired as of September 2003 and was reduced by $5.5 million.

                                                 Three Months     Three Months      Six Months     Six Months Ended
                                                Ended June 30,   Ended June 30,   Ended June 30,       June 30,
                                                     2004            2003             2004               2003
                                                --------------   --------------   --------------   --------------
(in thousands)
Interest Expense, net                           $      (1,273)   $      (1,642)   $      (3,039)   $      (2,954)
Write -off of deferred financing costs                 (8,052)              --           (8,052)              --
Other Income, net                                         191              348              199              807
Other Income from Aether                                  662              938            1,307            1,776
Gain/(Loss) on Disposal of Assets                           2               --               --               --
Gain on Debt & Capital Lease Retirement                   802               --              802               --
Equity in Losses of Mobile Satellite Ventures          (2,608)          (2,288)          (4,838)          (4,613)

Interest expense decreased for the three months ended June 30, 2004, as compared to the three months ended June 30, 2003, due primarily to the April, 2004 repayment of our term credit facility. Interest expense increased for the six months ended June 30, 2004, as compared to the six months ended June 30, 2003, due to the amortization of fees and the value ascribed to warrants provided to the term credit facility lenders on our closing of our credit facility in January of 2003 and the subsequent amendment in March 2004.

In April 2004, we repaid all amounts outstanding under our term credit facility of $6.7 million, which resulted in the requirement to immediately expense $6.4 and $1.7 million in financing fees related to the January 2003 and March 2004 credit facilities.

In June 2004, we negotiated settlements of our vendor financing and notes payable with Motorola and our capital lease with Hewlett-Packard. These settlements resulted in a gain on debt and capital lease retirements of $0.8 million.

Effective May 1, 2002, we were required to reflect our equity share of the losses of MSV. We recorded equity in losses of MSV of $2.6 million and $4.8 million for the three and six months ended June 30, 2004, as compared to $2.3 million and $4.6 million for the three and six months ended June 30, 2003. The MSV losses for the three and six months ended June 30, 2004 are Motient's 46.5% of MSV's losses for the same periods, and losses for the three and six months ended June 30, 2003 consist of Motient's 48% share of the MSV losses to date reduced by the loans in priority. For the three and six months ended June 30, 2004, respectively, MSV had revenues of $7.6 million and $15.7 million, operating expenses of $7.7 million and $15.0 million and a net loss of $7.5 million and $14.2 million.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004, we had approximately $12.2 million of cash on hand and short-term investments. In addition to cash generated from operations, our principal source of funds was, as of June 30, 2004, a term credit facility that we entered into on January 27, 2003. On April 7, 2004, we received proceeds of $23.2 million from the sale of our common stock to several institutional investors in a private placement. On April 13, 2004, we repaid all of its then owing principal and interest under its term credit facility. We currently have $5.7 million of availability remaining under this facility, until December 31, 2004, subject to the lending conditions of the credit agreement. On July 2, 2004, we received aggregate proceeds of $30.0 million from the sale of our common stock to several institutional investors, of which approximately $24.5 million was used to repay certain debt owing to Rare Medium and CSFB, with the remainder used for general working capital purposes.

SUMMARY OF CASH FLOW FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003


                                                              Six Months      Six Months
                                                                Ended           Ended
                                                               June 30,       June 30,
                                                                 2004           2003
                                                               ---------      ---------
                                                              (Unaudited)    (Unaudited)
        Net cash (used in) Operating Activities:               $ (8,230)      $ (3,539)

        Net cash provided by Investing Activities:                1,455             83

        Cash flows from financing activities:
          Principal payments under capital leases                (2,419)        (1,357)
          Principal payments under vendor financing                (682)          (438)
          Repayment from term loan                               (6,785)            --
          Proceeds from term credit facility                      1,500          3,000
          Proceeds from issuance of stock                        23,188             --
          Proceeds from issuance of employee stock options        1,003             --
          Stock issuance costs and other charges                   (476)            --
          Debt issuance costs and other charges                      --           (537)
                                                               ---------      ---------
        Net cash provided by financing activities                15,329           (668)
                                                               ---------      ---------


        Net (decrease) increase in cash and cash equivalents      8,554         (2,788)
        Cash and Cash Equivalents, beginning of period            3,618          5,840
                                                               ---------      ---------

        Cash and Cash Equivalents, end of period               $ 12,172       $  3,052
                                                               =========      =========

Cash used in operating activities increased for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003, as a result of decreases in funds provided by revenue.

The increase in cash provided by investing activities for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 was primarily attributable to the receipt of $2 million from MSV as a reult of the April 2, 2004 investment in MSV. Cash flows from investing activities also includes the conversion of our $1.1 million letter of credit that secured our capital lease with Hewlett-Packard to unrestricted cash, as part of our negotiated settlement of these obligations with Hewlett-Packard in June 2004.

The increase in cash provided by financing activities for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 was the result of the proceeds from the exercise of certain employee stock options, borrowings under the term credit facility (prior to retirement discussed hereafter) and our private placement of common stock completed in April 2004. These proceeds were partially utilized in our negotiated settlement of our vendor debt and capital lease obligations and the repayment of all amounts outstanding under our term credit facility in April 2004.

We believe that our available funds, together with existing and anticipated credit facilities, will be adequate to satisfy our current and planned operations for at least the next 12 months.

COST REDUCTION ACTIONS

We have taken a number of steps to reduce operating and capital expenditures in order to lower our cash burn rate and improve our liquidity position.

REDUCTIONS IN WORKFORCE. We undertook a reduction in our workforce in February 2004. This action eliminated approximately 32.5% (54 employees), of our workforce. This action reduced employee and related expenditures by approximately $0.4 million per month.

CREDIT FACILITY REPAYMENT: On April 13, 2004, Motient repaid the all principal amounts then owing under its term credit facility, including accrued interest thereon, in an amount of $6.8 million. The remaining availability under the credit facility of $5.7 million will be available for borrowing by the Company until December 31, 2004, subject to the lending conditions in the credit agreement.

TERMINATION OF MOTOROLA AND HEWLETT-PACKARD AGREEMENTS: In June 2004, the Company negotiated settlements of the entire amounts outstanding under its financing facility with Motorola and its capital lease with Hewlett-Packard. The full amount due and owing under these agreements was a combined $6.8 million. The Company paid a combined $3.9 million in cash to Motorola and Hewlett-Packard and issued a warrant to Motorola to purchase 200,000 shares of the Company's common stock at a price of $8.68, in full satisfaction of the outstanding balances.

NETWORK RATIONALIZATION. In the second quarter of 2004, we finalized plans to implement certain base station rationalization initiatives. These initiatives are anticipated to be completed by December 2004. These initiatives involve the de-commissioning of approximately 409 base stations from our network. We had 1,549 base stations in our network as of March 31, 2004. We are taking these actions in a coordinated effort to reduce network operating costs while also focusing on minimizing the potential impact to our customers communications and coverage requirements. This rationalization encompasses, among other things, the reduction of unneeded capacity across the network by de-commissioning under-utilized and un-profitable base stations as well as de-commissioning base stations that pass an immaterial amount of customer data traffic. In some cases, these base stations were originally constructed specifically to serve customers with nationwide requirements that are no longer customers of Motient. In certain instances, the geographic area that our network serves may be reduced by this process and customer communications may be impacted. We have discussed these changes to our network with many of our customers to assist them in evaluating the potential impact, if any, to their respective communications requirements. The full extent and effect of the changes to our network have yet to be determined, but based on internal analyses, we believe the de-commissioning of these base stations from our network will only impact approximately 1.5% of our network's current data traffic. As of July 31, 2004, we were approximately 85% complete with these network rationalization initiatives.

Please see Item 2 ("Management's Discussion and Analysis of Financial Condition and Results of Operations") for further discussion of this network rationalization.

Despite these initiatives, we continue to generate losses from operations, and there can be no assurances that we will ever generate income from operations.

In December 2002 we entered into an agreement with UPS pursuant to which UPS prepaid an aggregate of $5 million in respect of network airtime service to be provided beginning January 1, 2004. The $5 million prepayment will be credited against airtime services provided to UPS beginning January 1, 2004, until the prepayment is fully credited. Based on UPS' current level of network airtime usage, we do not expect that UPS will be required to make any cash payments to us in 2004 for service provided during 2004. UPS has substantially completed its migration to next generation network technology, and its monthly airtime usage of our network has declined significantly. There are no minimum purchase requirements under our contract with UPS, and the contract may be terminated by UPS on 30 days' notice. If UPS terminates the contract, we will be required to refund any unused portion of the prepayment to UPS. While we expect that UPS will remain a customer for the foreseeable future, the bulk of UPS' units have migrated to another network. Until June 2003, UPS had maintained its historical level of payments to mitigate the near-term revenue and cash flow impact of its recent and anticipated continued reduced network usage. However, beginning in July 2003, the revenues and cash flow from UPS declined significantly. As of June 30, 2004, UPS had approximately 3,100 active units on Motient's network. The value of our remaining airtime service obligations to UPS at June 30, 2004 in respect of the prepayment was approximately $4.3 million.

SOURCES OF FINANCING

SALE OF COMMON STOCK: On April 7, 2004, we sold 4,215,910 shares of our common stock at a per share price of $5.50 for an aggregate purchase price of $23.2 million to The Raptor Global Portfolio Ltd., The Tudor BVI Global Portfolio, Ltd., The Altar Rock Fund L.P., Tudor Proprietary Trading, L.L.C., Highland Crusader Offshore Partners, L.P., York Distressed Opportunities Fund, L.P., York Select, L.P., York Select Unit Trust, M&E Advisors L.L.C., Catalyst Credit Opportunity Fund, Catalyst Credit Opportunity Fund Offshore, DCM, Ltd., Greywolf Capital II LP and Greywolf Capital Overseas Fund and LC Capital Master Fund. The sale of these shares was not registered under the Securities Act of 1933, as amended and the shares may not be sold in the United States absent registration or an applicable exemption from registration requirements. The shares were offered and sold pursuant to the exemption from registration afforded by Rule 506 under the Securities Act and/or Section 4(2) of the Securities Act. In connection with this sale, we signed a registration rights agreement with the holders of these shares. Among other things, this registration rights agreement requires us to file and cause to make effective a registration statement permitting the resale of the shares by the holders thereof. We also issued warrants to purchase an aggregate of 1,053,978 shares of our common stock to the investors listed above, at an exercise price of $5.50 per share. Motient's registration statement registering the shares became effective on July 13, 2004, prior to the deadline imposed by the registration rights agreement. Therefore, the warrants issued in this transaction will never vest. The proceeds of this private placement of common stock were used for general corporate purposes and the repayment of the term credit facility.

ADDITIONAL SALE OF COMMON STOCK: On July 1, 2004, we sold 3,500,000 shares of our common stock at a per share price of $8.57 for an aggregate purchase price of $30.0 million to The Raptor Global Portfolio Ltd., The Tudor BVI Global Portfolio, Ltd., The Altar Rock Fund L.P., Tudor Proprietary Trading, L.L.C., York Distressed Opportunities Fund, L.P., York Select, L.P., York Select Unit Trust, York Global Value Partner, L.P., Catalyst Credit Opportunity Fund, Catalyst Credit Opportunity Fund Offshore, DCM, Ltd., Rockbay Capital Fund, LLC, Rockbay Capital Investment Fund, LLC, Rockbay Capital Offshore Fund, Ltd., Glenview Capital Partner, L.P., Glenview Institutional Partners, L.P., Glenview Capital Master Fund, Ltd., GCM Little Arbor Master Fund, Ltd., OZ Master Fund, Ltd., OZ Mac 13 Ltd., Fleet Maritime, Inc., John Waterfall, Edwin Morgens, Greywolf Capital II, L.P., Greywolf Capital Overseas Fund, Highland Equity Focus Fund, L.P., Singer Children's Management Trust, Highland Equity Fund, L.P., and Strome Hedgecap Limited. The sale of these shares was not registered under the Securities Act and the shares may not be sold in the United States absent registration or an applicable exemption from registration requirements. The shares were offered and sold pursuant to the exemption from registration afforded by Rule 506 under the Securities Act and/or Section 4(2) of the Securities Act. In connection with this sale, we signed a registration rights agreement with the holders of these shares. Among other things, this registration rights agreement requires us to file and cause to make effective a registration statement permitting the resale of the shares by the holders thereof. We also issued warrants to purchase an aggregate of 525,000 shares of our common stock to the investors listed above, at an exercise price of $8.57 per share. Motient's registration statement registering the shares issued in this transaction became effective on July 13, 2004, prior to the deadline imposed by the registration rights agreement. Therefore, the warrants issued in this transaction will never vest.

The proceeds of this private placement of common stock were used for general corporate purposes and the repayment of the outstanding Rare Medium and CSFB notes.

TERM CREDIT FACILITY: On January 27, 2003, our wholly-owned subsidiary, Motient Communications, closed a term credit agreement with a group of lenders, including several of our existing stockholders. The lenders include the following entities or their affiliates: M&E Advisors, L.L.C., Bay Harbour Partners, York Capital and Lampe Conway & Co. York Capital is affiliated with James G. Dinan and JGD Management Corp. James Dondero, Highland Capital Management, JGD Management Corp. and James G. Dinan each hold 5% or more of Motient's common stock. The lenders also include Gary Singer, directly or through one or more entities. Gary Singer is the brother of Steven G. Singer, one of our directors.

The table below shows, as of August 1, 2004 the number of shares of Motient common stock beneficially owned by the following parties to the term credit agreement, based solely on filings made by such parties with the SEC:

         NAME OF BENEFICIAL OWNER                    NUMBER OF SHARES
         ------------------------                    ----------------

         James G. Dinan*                             2,276,445
         JGD Management Corp.*                       2,276,445
         Highland Capital Management**               4,642,469
         James Dondero**                             4,642,469


         *JGD Management Corp. and James G. Dinan share beneficial ownership with respect to the [2,276,445] shares of our common stock. Mr. Dinan is the president and sole stockholder of JGD Management Corp., which manages the other funds and accounts that hold our common stock over which Mr. Dinan has discretionary investment authority.
         ** James D. Dondero, a member of our board of directors, is the President of Highland Capital Management, L.P., which, pursuant to an arrangement with M&E Advisors, L.L.C., has indirectly made a commitment under the credit facility.

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

The obligations of Motient Communications under the credit agreement are secured by a pledge of all the assets owned by Motient Communications that can be pledged as security (including, but not limited to Motient Communication's shares in Motient License). Motient Communications owns, directly or indirectly, all of our assets relating to our terrestrial wireless communications business. In addition, Motient Corporation and its wholly-owned subsidiary, Motient Holdings Inc., have guaranteed Motient Communications' obligations under the credit agreement, and we have delivered a pledge of the stock of Motient Holdings Inc., Motient Communications, Motient Services and Motient License to the lenders. In addition, upon the repayment in full of the outstanding $19,750,000 principal amount of senior notes due 2005 issued by MVH Holdings Inc. to Rare Medium and CSFB in connection with our approved Plan of Reorganization, the lenders could ask us to pledged the stock of MVH Holdings Inc. to the lenders.

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

LITIGATION PROCEEDS: On April 15, 2004, Motient filed a claim under the rules of the American Arbitration Association in Fairfax County, VA, against Wireless Matrix Corporation, a reseller of Motient's services, for the non-payment of certain amounts due and owing under the "take-or-pay" agreement between Motient and Wireless Matrix. Under this agreement, Wireless Matrix agreed to purchase certain minimum amounts of air-time on the Motient network. In June 2004, Motient reached a favorable out of court settlement with Wireless Matrix in which Wireless Matrix paid Motient $1.1 million.

OUTSTANDING OBLIGATIONS

As of June 30, 2004, Motient had the following debt obligations, in addition to the above mentioned term credit facility, in place:

RARE MEDIUM NOTES: Under our Plan of Reorganization, the then outstanding Rare Medium notes were cancelled and replaced by a new note in the principal amount of $19.0 million. The new note was issued by a new subsidiary of Motient Corporation that owns 100% of Motient Ventures Holding Inc., which owns substantially all of our interests in MSV. The new note matures on May 1, 2005 and carries interest at 9% per annum. The note allows us to elect to accrue interest and add it to the principal, instead of paying interest in cash. The note requires that it be prepaid using 25% of the proceeds of any repayment of the $15 million note receivable from MSV. As described above, we partially repaid outstanding interest on this note in April 2004. On July 15, 2004, we paid $22.6 million, representing all outstanding principal and interest due and owing on this note.

CSFB NOTE: Under our Plan of Reorganization, we issued a note to CSFB, in satisfaction of certain claims by CSFB against Motient, in the principal amount of $750,000. The new note was issued by a new subsidiary of Motient Corporation that owns 100% of Motient Ventures Holdings Inc., which owns all of our interests in MSV. The new note matures on May 1, 2005 and carries interest at 9%. The note allows us to elect to accrue interest and add it to the principal, instead of paying interest in cash. We must use 25% of the proceeds of any repayment of the $15 million note receivable from MSV to prepay the CSFB note. As described above, we partially repaid outstanding interest on this note in April 2004. On July 15, 2004, we paid $0.9 million, representing all outstanding principal and interst due and owing on this note.

VENDOR FINANCING AND PROMISSORY NOTES: Motorola had entered into an agreement with us to provide up to $15 million of vendor financing, to finance up to 75% of the purchase price of network base stations. Loans under this facility bear interest at a rate equal to LIBOR plus 4.0% and are guaranteed by us and each subsidiary of Motient Holdings. The terms of the facility require that amounts borrowed be secured by the equipment purchased therewith. Advances made during a quarter constitute a loan, which is then amortized on a quarterly basis over three years. These balances were not impacted by our Plan of Reorganization. In January 2003, we restructured the then-outstanding principal under this facility of $3.5 million, with such amount to be paid off in equal monthly installments over a three-year period from January 2003 to December 2005. In January 2003, we also negotiated a deferral of approximately $2.6 million that was owed for maintenance services provided pursuant to a separate service agreement with Motorola, and we issued a promissory note for such amount, with the note to be paid off over a two-year period beginning in January 2004. The interest rate on this promissory note is LIBOR plus 4%. In March 2004, we further restructured both the vendor financing facility and the promissory note, primarily to extend the amortization periods for both the vendor financing facility and the promissory note. We amortized the combined balances in the amount of $100,000 per month beginning in March 2004. We also agreed that interest would accrue on the vendor financing facility at LIBOR plus 4%. As part of this restructuring, we agreed to grant Motorola a second lien (junior to the lien held by the lenders under our term credit facility) on the stock of Motient License. This pledge secured our obligations under both the vendor financing facility and the promissory note.

As of March 31, 2004, $4.3 million was outstanding under these notes with Motorola. In June 2004, we reached an agreement to prepay these obligations in a negotiated settlement with Motorola, which we consummated in July 2004. Please see Note 1, ("Organization and Business") and Note 6, ("Subsequent Events").

Our projected cash requirements are based on certain assumptions about our business model and projected growth rate, including, specifically, assumed rates of growth in subscriber activations and assumed rates of growth of service revenue. While we believe these assumptions are reasonable, these growth rates continue to be difficult to predict, and there is no assurance that the actual results that are experienced will meet the assumptions included in our business model and projections. If the future results of operations are significantly less favorable than currently anticipated, our cash requirements will be more than projected. We are in the process of evaluating our future strategic direction. We have been forced to take drastic actions to reduce operating costs and preserve our remaining cash. For example, in February 2004 we effected a reduction in force that reduced our workforce from approximately 166 to 112 employees. The substantial elimination of sales and other personnel may have a negative effect on our future revenues and growth prospects and our ability to support new product initiatives and generate customer demand.

We believe that our available funds, together with existing and anticipated credit facilities, will be adequate to satisfy our current and planned operations for at least the next 12 months.

COMMITMENTS

As of June 30, 2004, we had no outstanding commitments to purchase inventory.

In December 2002 we entered into an agreement with UPS pursuant to which UPS prepaid an aggregate of $5 million in respect of network airtime service to be provided beginning January 1, 2004. The $5 million prepayment will be credited against airtime services provided to UPS beginning January 1, 2004, until the prepayment is fully credited. Based on UPS' current level of network airtime usage, we do not expect that UPS will be required to make any cash payments to us in 2004 for service provided during 2004. There are no minimum purchase requirements under our contract with UPS, and the contract may be terminated by UPS on 30 days' notice. If UPS terminates the contract, we will be required to refund any unused portion of the prepayment to UPS. The value of our remaining airtime service obligations to UPS at June 30, 2004 in respect of the prepayment was approximately $4.3 million.

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

Additionally, we have recorded the $15.0 million note receivable from MSV, plus accrued interest thereon at its fair value, estimated to be approximately $13.0 million, at "fresh start" after giving affect to discounted future cash flows at market interest rates. This note matures in November 2006, but may be fully or partially repaid prior to maturity in certain circumstances involving the consummation of additional investments in MSV or upon the occurrence of certain other events such as issuance of other indebtedness or the sale of assets by MSV, subject to certain to certain conditions and priorities with respect to payment of other indebtedness. In April 2004, MSV repaid $2.0 of accrued interest on this note, of which $500,000 was used by Motient to repay accrued interest owing to Rare Medium and CSFB.

In November of 2003, we engaged CTA to perform a valuation of our equity interests in MSV as of December 31, 2002. As part of this valuation process, we determined that our equity interest in MSV was not appropriately calculated as of May 1, 2002 due to certain preference rights for certain classes of shareholders in MSV. We reduced our equity interest in MSV from $54 million (inclusive of Motient's $2.5 million convertible note from MSV) to $41 million as of May 1, 2002. As a result of the valuation of MSV, it was determined that the value of our equity interest in MSV was impaired as of December 31, 2002 from the value on our balance sheet. This impairment was deemed to have occurred in the fourth quarter of 2002. We reduced the value of its equity interest in MSV by $15.4 million as of December 31, 2002. It was determined there was no further impairment required as of December 31, 2003 and June 30, 2004.

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

Deferred Taxes
--------------

We have generated significant net operating losses for tax purposes through June 30, 2004. We have had our ability to utilize these losses limited on two occasions as a result of transactions that caused a change of control in accordance with the Internal Revenue Service Code Section 382. Additionally, since we have not yet generated taxable income, we believe that our ability to use any remaining net operating losses has been greatly reduced; therefore, we have fully reserved for any benefit that would have been available as a result of our net operating losses.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer (currently our executive vice president, chief operating officer and treasurer), principal financial officer (currently our controller and chief accounting officer), of the effectiveness of our disclosure controls and procedures. Based on this evaluation, we concluded that our disclosure controls and procedures were adequate.

As a result of our evaluation of our disclosure controls and procedures for reporting periods in 2003, including certain periods covered in this report, we have taken a number of steps to improve our disclosure controls and procedures over the past 12 months.

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

         o Fourth, department managers have been tasked with tracking relevant non-financial operating metrics such as network statistics, headcount and other pertinent operating information. Quarterly reports summarizing this information will be prepared and presented to the disclosure committee and the principal executive officer (currently our executive vice president, chief operating officer and treasurer) and chief financial officer (or persons performing such function, currently our controller and chief accounting officer).

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

Internal Controls Over Financial Reporting
------------------------------------------

During the course of the fiscal 2002 year-end closing process and subsequent audit of the financial statements for the eight month period ended December 31, 2002, our management and our then-current independent auditors, PricewaterhouseCoopers LLP, identified several matters related to internal controls that needed to be addressed. Several of these matters were classified by the auditors as "reportable conditions" in accordance with the standards of the American Institute of Certified Public Accountants, or AICPA. Reportable conditions involve matters coming to management's or our auditor's attention relating to significant deficiencies in the design or operation of internal control that, in the judgment management and the auditors, could adversely affect our ability to record, process, summarize and report financial data in the financial statements. Our principal executive officer, chief technology officer, chief accounting officer and audit committee are aware of these conditions and of our responses thereto, and consider them to be significant deficiencies as defined in the applicable literature embodying generally accepted auditing standards, or GAAS. On March 2, 2004, we dismissed PricewaterhouseCoopers as our independent auditors. PricewaterhouseCoopers has not reported on Motient's consolidated financial statements for any fiscal period. On March 2, 2004, we engaged Ehrenkrantz Sterling & Co. LLC as our independent auditors to replace PricewaterhouseCoopers and audit our consolidated financial statements for the period May 1, 2002 to December 31, 2002. Friedmen LLP, successor-in-interest to Ehrenkrantz Sterling & Co. LLC, was also engaged to audit our consolidated financial statements for the fiscal year ended December 31, 2003.

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

Set forth below are the significant deficiencies identified by management and PricewaterhouseCoopers, together with a discussion of our corrective actions with respect to such deficiencies through August 10, 2004.

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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

SALE OF COMMON STOCK

On April 7, 2004, Motient sold 4,215,910 shares of its common stock at a per share price of $5.50 for an aggregate purchase price of $23.2 million to The Raptor Global Portfolio Ltd., The Tudor BVI Global Portfolio, Ltd., The Altar Rock Fund L.P., Tudor Proprietary Trading, L.L.C., Highland Crusader Offshore Partners, L.P., York Distressed Opportunities Fund, L.P., York Select, L.P., York Select Unit Trust, M&E Advisors L.L.C., Catalyst Credit Opportunity Fund, Catalyst Credit Opportunity Fund Offshore, DCM, Ltd., Greywolf Capital II LP and Greywolf Capital Overseas Fund and LC Capital Master Fund. The sale of these shares was not registered under the Securities Act of 1933, as amended (the "Securities Act") and the shares may not be sold in the United States absent registration or an applicable exemption from registration requirements. The shares were offered and sold pursuant to the exemption from registration afforded by Rule 506 under the Securities Act and/or Section 4(2) of the Securities Act. In connection with this sale, the Company signed a registration rights agreement with the holders of these shares. Among other things, this registration rights agreement requires the Company to file and cause to make effective a registration statement permitting the resale of the shares by the holders thereof. Motient also issued warrants to purchase an aggregate of 1,053,978 shares of its common stock to the investors listed above, at an exercise price of $5.50 per share. Motient's registration statement registering the shares issued in this transaction became effective on July 13, 2004, prior to the deadline imposed by the registration rights agreement. Therefore, the warrants issued in this transaction will never vest.

In connection with this sale, Motient issued to Tejas Securities Group, Inc., Motient's placement agent for the sale, and certain members of CTA, warrants to purchase 600,000 and 400,000 shares, respectively, of its common stock. CTA assisted Tejas Securities on certain due diligence matters for this transaction. The exercise price of these warrants is $5.50 per share. The warrants are immediately exercisable upon issuance and have a term of five years. Motient also paid Tejas Securities Group, Inc. a placement fee of $350,000 at closing. The warrants were offered and sold pursuant to the exemption from registration afforded by Rule 506 under the Securities Act and/or Section 4(2) of the Securities Act.

ADDITIONAL SALE OF COMMON STOCK

On July 1, 2004, Motient sold 3,500,000 shares of its common stock at a per share price of $8.57 for an aggregate purchase price of $30.0 million to The Raptor Global Portfolio Ltd., The Tudor BVI Global Portfolio, Ltd., The Altar Rock Fund L.P., Tudor Proprietary Trading, L.L.C., York Distressed Opportunities Fund, L.P., York Select, L.P., York Select Unit Trust, York Global Value Partner, L.P., Catalyst Credit Opportunity Fund, Catalyst Credit Opportunity Fund Offshore, DCM, Ltd., Rockbay Capital Fund, LLC, Rockbay Capital Investment

Fund, LLC, Rockbay Capital Offshore Fund, Ltd., Glenview Capital Partner, L.P., Glenview Institutional Partners, L.P., Glenview Capital Master Fund, Ltd., GCM Little Arbor Master Fund, Ltd., OZ Master Fund, Ltd., OZ Mac 13 Ltd., Fleet Maritime, Inc., John Waterfall, Edwin Morgens, Greywolf Capital II, L.P., Greywolf Capital Overseas Fund, Highland Equity Focus Fund, L.P., Highland Equity Fund, L.P., Singer Children's Management Trust, and Strome Hedgecap Limited. The sale of these shares was not registered under the Securities Act and the shares may not be sold in the United States absent registration or an applicable exemption from registration requirements. The shares were offered and sold pursuant to the exemption from registration afforded by Rule 506 under the Securities Act and/or Section 4(2) of the Securities Act. In connection with this sale, Motient signed a registration rights agreement with the holders of these shares. Among other things, this registration rights agreement requires Motient to file and cause to make effective a registration statement permitting the resale of the shares by the holders thereof. Motient also issued warrants to purchase an aggregate of 525,000 shares of its common stock to the investors listed above, at an exercise price of $8.57 per share. Motient's registration statement registering the shares issued in this transaction became effective on July 13, 2004, prior to the deadline imposed by the registration rights agreement. Therefore, the warrants issued in this transaction will never vest.

In connection with this sale, Motient issued to certain CTA affiliates and certain affiliates of Tejas Securities Group, Inc., our placement agent for the private placement, warrants to purchase 340,000 and 510,000 shares, respectively, of our common stock. CTA assisted Tejas Securities on certain due diligence matters for this transaction. The exercise price of these warrants is $8.57 per share. The warrants are immediately exercisable upon issuance and have a term of five years. Motient also paid Tejas Securities Group, Inc. a placement fee of $850,000 at closing. The shares were offered and sold pursuant to the exemption from registration afforded by Rule 506 under the Securities Act and/or
Section 4(2) of the Securities Act.

In April 2004, former employees Walter Purnell, Michael Fabbri and Daniel Croft were issued an aggregate of 291,684 unregistered shares upon the exercise of options they held under the Company's 2002 Employee Stock Option Plan. CTA assisted Tejas Securities on certain due diligence matters for this transaction. The company received proceeds from this issuance of $875,052. The shares were issued pursuant to an exemption from registration afforded by Sections 4(1) and/or 4(2) of the Securities Act. The Company did not pay any underwriter a placement fee in connection with this issuance.

The Company filed registration statements on Forms S-1 and S-8 with the SEC on July 2, 2004. The Company will not receive any proceeds from the sale of the shares registered thereby. Motient's Registration Statement became effective on July 13, 2004.


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

         On July 8, 2004, the Company filed a Current Report on Form 8-K, in response to Items 7, to report the issuance of a press release regarding an investor's call.

         On July 9, 2004, the Company filed a Current Report on Form 8-K, in response to Items 7, to report the issuance of a press release regarding the rescheduling of an investor's call.

         On July 15, 2004, the Company filed a Current Report on Form 8-K, in response to Items 7 and 9, to report the transcript of an investor's call.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MOTIENT CORPORATION
                                        (Registrant)


August 16, 2004                         /s/Christopher W. Downie
                                        ----------------------------------------
                                        Christopher W. Downie
                                        Executive Vice President, Chief
                                        Operating Officer and Treasurer
                                        (principal executive officer and duly
                                        authorized officer to sign on behalf of
                                        the registrant)

                                  EXHIBIT INDEX

NUMBER   DESCRIPTION

10.42    Warrant Issued to Motorola, Inc. (filed herewith).

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