Form 10-Q
period 2004-09-30
MOTIENT CORP
filed 2004-11-15
CIK 913665

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004
                           COMMISSION FILE NO. 0-23044

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

                                 ---------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No[ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Number of shares of common stock outstanding at November 8, 2004: 34,562,901

================================================================================

                               MOTIENT CORPORATION
                                    FORM 10-Q
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2004

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

         Consolidated Statements of Operations for the Three and Nine
         Months Ended September 30, 2003 and 2004                              3

         Consolidated Balance Sheets as of September 30, 2004 and
         December 31, 2003                                                     4

         Consolidated Statements of Cash Flows for the Nine Months
         Ended September 30, 2003 and 2004                                     5

         Notes to Consolidated Financial Statements                            6


Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                     20

Item 3. Quantitative and Qualitative Disclosures about Market Risk            42

Item 4. Controls and Procedures                                               42


                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings                                                     44

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           44

Item 3. Defaults Upon Senior Securities                                       45

Item 6. Exhibits                                                              46

PART I- FINANCIAL INFORMATION
-----------------------------

                                                   ITEM 1. FINANCIAL STATEMENTS


                                               MOTIENT CORPORATION AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (in thousands, except per share data)


                                                                          THREE MONTHS   THREE MONTHS   NINE MONTHS    NINE MONTHS
                                                                              ENDED          ENDED         ENDED          ENDED
                                                                          SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                                               2004           2003           2004           2003
                                                                            ---------      ---------      ---------      ---------
                                                                           (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
REVENUES

Services and related revenue                                                $  7,329       $ 10,662       $ 27,446       $ 38,209
Sales of equipment                                                             1,024          1,389          3,846          3,204
                                                                            ---------      ---------      ---------      ---------

       Total revenues                                                       $  8,353       $ 12,051       $ 31,292       $ 41,413
                                                                            ---------      ---------      ---------      ---------

COSTS AND EXPENSES

 Cost of services and operations (including stock-based compensation of
    $70 and $2,028, respectively, for the three and nine months ended
    September 30, 2004; exclusive of depreciation and amortization below)      7,768         12,461         29,532         39,999
 Cost of equipment sold (exclusive of depreciation and
   amortization below)                                                           939          1,485          3,705          3,607
 Sales and advertising (including stock-based compensation
   of $(85) and  $804, respectively, for the three and nine
   months ended September 30, 2004; exclusive of
   depreciation and amortization below)                                          166          1,065          2,058          3,782
General and administrative (including stock-based
   compensation of $102 and $1,131, respectively,  for the
   three and nine months ended September 30, 2004;
   exclusive of depreciation and amortization below)                           2,026          3,846          6,902         10,393
Restructuring Charges                                                             --             --          6,264             --
Depreciation and amortization                                                  3,686          5,454         12,071         16,312
                                                                            ---------      ---------      ---------      ---------
       Total Costs and Expenses                                               14,585         24,311         60,532         74,093
                                                                            ---------      ---------      ---------      ---------

   Operating loss                                                             (6,232)       (12,260)       (29,240)       (32,680)
                                                                            ---------      ---------      ---------      ---------

   Interest expense, net                                                        (556)        (1,638)        (3,595)        (4,592)
   Write-off of deferred financing fees                                           --             --         (8,052)            --
   Other income, net                                                              66             12            265            819
   Other income from Aether                                                      650            180          1,957          1,956
   Gain on asset disposal                                                          2             51              2             51
   (Loss) on impairment of intangible asset                                       --         (5,535)            --         (5,535)
   Gain on debt and capital lease retirement                                      --             --            802             --
   Equity in loss of Mobile Satellite Ventures                                (3,779)        (3,155)        (8,617)        (7,768)
                                                                            ---------      ---------      ---------      ---------

   Net (loss)                                                               $ (9,849)      $(22,345)      $(46,478)      $(47,749)
                                                                            =========      =========      =========      =========

Basic and Diluted (Loss) Per Share of Common Stock::
   Net (Loss), basic and diluted                                            $  (0.29)      $  (0.89)      $  (1.59)      $  (1.90)

Weighted-Average Common Shares Outstanding - basic and
diluted                                                                       33,418         25,170         29,323         25,128
                                                                            =========      =========      =========      =========

                                       The accompanying notes are an integral part of these
                                                consolidated financial statements.


                                     MOTIENT CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                (in thousands, except share and per share data)


                                                                   SEPTEMBER 30, 2004  DECEMBER 31, 2003
                                                                   ------------------  -----------------
ASSETS                                                                 (UNAUDITED)         (AUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                                           $  16,742           $   3,618
   Restricted cash and short-term investments                                 --                 504
   Accounts receivable-trade, net of allowance for doubtful
     accounts of $298 at September 30, 2004 and $759 at
     December 31, 2003                                                     2,076               3,804
   Inventory                                                                  96                 240
   Due from Mobile Satellite Ventures, net                                   100                  93
   Deferred equipment costs                                                1,453               3,765
   Assets held for sale                                                      271               2,734
   Other current assets                                                    1,220               5,091
                                                                       ----------          ----------
      Total current assets                                                21,958              19,849
                                                                       ----------          ----------

RESTRICTED INVESTMENTS                                                        51               1,091
PROPERTY AND EQUIPMENT, net                                               21,822              31,381
FCC LICENSES AND OTHER INTANGIBLES, net                                   69,809              74,021
INVESTMENT IN AND NOTES RECEIVABLE FROM MSV                               11,993              22,610
DEFERRED CHARGES AND OTHER ASSETS                                          4,519               8,076
                                                                       ----------          ----------
      TOTAL ASSETS                                                     $ 130,152           $ 157,028
                                                                       ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                   8,765              12,365
   Deferred equipment revenue                                              1,512               3,795
   Deferred revenue and other current liabilities                          5,018              11,005
   Vendor financing commitment, current                                       --               2,413
   Obligations under capital leases, current                                  --               1,454
                                                                       ----------          ----------
      Total current liabilities                                           15,295              31,032
                                                                       ----------          ----------

LONG-TERM LIABILITIES
   Capital lease obligations, net of current portion                          --               1,642
   Vendor financing commitment, net of current portion                        --               2,401
   Notes payable, including accrued interest thereon                          --              22,885
   Term credit facility, including accrued interest thereon                   --               4,914
   Other long-term liabilities                                               251               1,347
                                                                       ----------          ----------
      Total long-term liabilities                                            251              33,189
                                                                       ----------          ----------
      Total liabilities                                                   15,546              64,221
                                                                       ----------          ----------

COMMITMENTS AND CONTINGENCIES                                                 --                  --

STOCKHOLDERS' EQUITY:
 Preferred Stock; par value $0.01; authorized 5,000,000 shares at
   September 30, 2004 and December 31, 2003, no shares issued or outstanding at September 30, 2004 or
   December 31, 2003                                                          --                  --
 Common Stock; voting, par value $0.01; 100,000,000 shares
   authorized
   and 34,529,958 and 25,196,840 shares issued and
   outstanding at September 30,  2004 and at December 31,
   2003, respectively                                                        345                 252
 Additional paid-in capital                                              256,541             198,743
 Common stock purchase warrants                                           25,878              15,492
 Accumulated deficit                                                    (168,158)           (121,680)
                                                                       ----------          ----------
STOCKHOLDERS' EQUITY                                                     114,606              92,807
                                                                       ----------          ----------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 130,152           $ 157,028
                                                                       ==========          ==========

                             The accompanying notes are an integral part of these
                                      consolidated financial statements.


                           MOTIENT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                       AND THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                      (in thousands)

                                                               NINE MONTHS    NINE MONTHS
                                                                  ENDED         ENDED
                                                              SEPTEMBER 30,  SEPTEMBER 30,
                                                                  2004          2003
                                                                  ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                              $(46,478)      $(47,749)
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
   Depreciation and amortization                                 12,071         16,312
   Equity in loss of MSV                                          8,617          7,768
   Restructuring charges, fixed asset disposals                   2,798             --
   (Gain) loss on disposal of assets                                 --            479
   Gain on debt restructuring                                      (802)          (405)
   Issuance of warrants                                              --            927
   Write-off of deferred financing fees                           8,052             --
   Non cash amortization of deferred financing costs              2,026          1,531
   Non cash stock compensation                                    3,990          1,216
   Impairment of other intangibles                                   --          5,535
   Changes in assets and liabilities, net of acquisitions
    and dispositions:
     Inventory                                                      144            551
     Accounts receivable -- trade                                 1,728          4,403
     Other current assets                                         6,867          2,482
     Accounts payable and accrued expenses                       (3,449)           805
     Accrued interest                                            (3,080)         1,602
     Deferred revenue and other deferred items                   (7,062)           368
                                                               ---------      ---------
   Net cash (used in) operating activities                      (14,578)        (4,175)
                                                               ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from MSV note                                       2,000             --
     Proceeds from sale of property and equipment                     2             --
     Proceeds (purchase) of restricted investments                1,544           (202)
     Additions to property and equipment, net                    (1,101)            --
                                                               ---------      ---------
     Net cash (used in) provided by investing activities          2,445           (202)
                                                               ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments under capital leases                     (2,419)        (2,116)
     Principal payments under vendor financing                   (2,582)          (657)
     Repayment of notes                                         (19,750)            --
     Repayment from term loan                                    (6,785)            --
     Proceeds from term credit facility                           1,500          4,500
     Proceeds from issuance of stock                             55,480             --
     Proceeds from issuance of employee stock options             1,235            190
     Stock issuance costs and other charges                      (1,422)            --
     Debt issuance costs and other charges                           --           (537)
                                                               ---------      ---------
Net cash provided by (used in) financing activities              25,257          1,380
                                                               ---------      ---------
Net increase (decrease) in cash and cash equivalents             13,124         (2,997)
                                                               ---------      ---------
CASH AND CASH EQUIVALENTS, beginning of period                    3,618          5,840
CASH AND CASH EQUIVALENTS, end of period                       $ 16,742       $  2,843
                                                               =========      =========

                   The accompanying notes are an integral part of these
                       consolidated condensed financial statements.

                      MOTIENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

1.  ORGANIZATION AND BUSINESS

Motient Corporation (with its subsidiaries, "Motient" or the "Company") provides two-way mobile communications services principally to business-to-business customers and enterprises. Motient serves a variety of markets including mobile professionals, telemetry, transportation and field service. Motient provides its eLinksm brand two-way wireless email services to customers accessing email through corporate servers, Internet Service Providers, Mail Service Provider accounts, and paging network service providers. Motient also offers BlackBerry
(TM) by Motient, a wireless email solution developed by Research In Motion Ltd. ("RIM") and licensed to operate on Motient's network. BlackBerry (TM) by Motient is designed for large corporate accounts operating in a Microsoft Exchange(R) or Lotus Notes(R) environment. The Company considers the two-way mobile communications service described in this paragraph to be its core wireless business.

Motient presently has six wholly-owned subsidiaries and had a 29.5% interest, assuming conversion of all outstanding convertible notes, in Mobile Satellite Ventures LP ("MSV") as of September 30, 2004, and a 38.6% interest, in MSV as of November 15, 2004. For further details regarding Motient's interest in MSV, please see "- Mobile Satellite Ventures LP" below and Note 5, "Subsequent Events". Motient Communications Inc. ("Motient Communications") owns the assets comprising Motient's core wireless business, except for Motient's Federal Communications Commission ("FCC") licenses, which are held in a separate subsidiary, Motient License Inc. ("Motient License"). Motient License is a special purpose wholly-owned subsidiary of Motient Communications that holds no assets other than Motient's FCC licenses. Motient's other four subsidiaries hold no material operating assets other than the stock of other subsidiaries and Motient's interests in MSV. On a consolidated basis, we refer to Motient Corporation and its six wholly-owned subsidiaries as "Motient."

Motient is devoting its efforts to maintaining its core wireless business, while also focusing on cost-cutting efforts. These efforts involve substantial risk. Future operating results will be subject to significant business, economic, regulatory, technical, and competitive uncertainties and contingencies. Depending on their extent and timing, these factors, individually or in the aggregate, could have an adverse effect on the Company's financial condition and future results of operations. In recent periods, certain factors have restrained Motient's ability to generate revenue growth at the pace required to enable it to generate cash in excess of its operating expenses. These factors include competition from other wireless data suppliers and other wireless communications providers with greater resources, the loss of UPS as a primary customer, the limited availability of wireless email devices due to RIM's decision to terminate production of RIM 857 devices that operate on Motient's network, the financial difficulty of several of the Company's key resellers, and general economic factors.

MOBILE SATELLITE VENTURES LP

On November 26, 2001, Motient sold the assets comprising its satellite communications business to Mobile Satellite Ventures LP ("MSV"), as part of a transaction in which certain other parties joined MSV, including TMI Communications and Company, Limited Partnership ("TMI"), a Canadian satellite services provider. In this transaction, TMI also contributed its satellite communications business assets to MSV. As part of this transaction, Motient received, among other proceeds, a $15 million promissory note issued by MSV and purchased a $2.5 million convertible note issued by MSV. In August 2002, in connection with a rights offering by MSV, the Company funded an additional $957,000, and received a new convertible note in such amount. The rights offering did not impact the Company's position in MSV.

On August 21, 2003, two investors in MSV (excluding Motient) invested an additional $3.7 million in MSV in exchange for Class A preferred units of limited partnership interests in MSV. MSV used the proceeds from this investment to repay other indebtedness that is senior in its right of repayment to the Company's promissory note.

In April 2004, certain investors invested $17.6 million into MSV. Of the total $17.6 million in proceeds, $5.0 million was used to repay certain outstanding indebtedness of MSV, including $2.0 million of accrued interest under the $15.0 million promissory note issued to Motient by MSV. Motient was required to use 25% of the $2 million it received in this transaction, or $500,000, to and did make prepayments under its existing notes owed to Rare Medium Group, Inc. (Rare Medium) and Credit Suisse First Boston (CSFB). The remainder of the proceeds from this investment were used by MSV for general corporate purposes. This investment did not impact the Company's position in MSV.

As of the closing of the April 2004 investment, and at September 30, 2004, Motient's percentage ownership of MSV was approximately 29.5%, assuming the conversion of all outstanding convertible notes. On November 12, 2004, Motient made a significant investment into MSV. For further details, please see Note 5, "Subsequent Events".

In January 2001, MSV had filed a separate application with the FCC with respect to MSV's plans for a new generation satellite system utilizing ancillary terrestrial components, or "ATC". In January 2003, MSV's application with the FCC with respect to MSV's plans for a new generation satellite system utilizing ATC was approved by the FCC. The order granting such approval (the "ATC Order") requires that licensees, including MSV, submit a further application with the FCC to seek approval of the specific system incorporating ATC that the licensee intends to use. MSV has filed an application for ATC authority, which is pending. MSV has also filed a petition for reconsideration with respect to certain aspects of the ATC Order. In January 2004, certain terrestrial wireless providers petitioned the U.S. Court of Appeals for the District of Columbia to review the FCC's decision to grant ATC to satellite service providers. Oral arguments in this case occurred in May 2004, but a decision has not yet been issued by the court. Please see Note 5, "Subsequent Events" for more information on recent FCC approvals with regard to MSV's applications.

On May 17, 2004, MSV was awarded its first patent on a next generation satellite system technology containing an ATC innovation. MSV believes that patent will support its ability to deploy ATC in a way that minimizes interference to other satellite systems, and addresses ways to mitigate residual interference levels using interference-cancellation techniques.

COST AND DEBT REDUCTION AND LIQUIDITY ACTIONS

Several factors have restrained the Company's ability to grow revenue at the rate it previously anticipated. These factors include the weak economy generally and the weak telecommunications and wireless sector specifically, the loss of UPS as a primary customer, the limited availability of wireless email devices due to RIM's decision to terminate production of RIM 857 devices that operate on Motient's network, and the financial difficulty of several of the Company's key resellers, on whom it relies for a majority of its new revenue growth.

The Company has taken a number of steps recently to reduce operating expenditures and reduce cash requirements under its debt obligations in order to lower its cash burn rate and improve its liquidity position.

REDUCTIONS IN WORKFORCE. The Company undertook a reduction in its workforce in February 2004. This action eliminated approximately 32.5% (54 employees) of its workforce and reduced employee and related expenditures by approximately $0.4 million per month. As of September 30, 2004, Motient had 95 employees.

NETWORK RATIONALIZATION. In the second quarter of 2004, we finalized plans to implement certain base station rationalization initiatives. These initiatives involve the de-commissioning of approximately 409 base stations from our network. We had 1,549 base stations in our network as of March 31, 2004, and 1,239 base stations as of September 30, 2004. We are taking these actions in a coordinated effort to reduce network operating costs while also focusing on minimizing the potential impact to our customers communications and coverage requirements. This rationalization encompasses, among other things, the reduction of unneeded capacity across the network by de-commissioning under-utilized and un-profitable base stations as well as de-commissioning base stations that pass an immaterial amount of customer data traffic. In some cases, these base stations were originally constructed specifically to serve customers with nationwide requirements that are no longer customers of Motient. In certain instances, the geographic area that our network serves may be reduced by this process and customer communications may be impacted. We have discussed these changes to our network with many of our customers to assist them in evaluating the potential impact, if any, to their respective communications requirements. The full extent and effect of the changes to our network have yet to be determined, but based on internal analyses, we believe the de-commissioning of these base stations from our network will only impact approximately 1.5% of our network's current data traffic. We are substantially complete with these network rationalization initiatives, and anticipate final completion by December 2004.

Please see Item 2 ("Management's Discussion and Analysis of Financial Condition and Results of Operations") for further discussion of this network rationalization.

FRAME RELAY AND TANDEM EQUIPMENT RETIREMENT. In conjunction with our base station rationalization initiatives discussed above, Motient is in the process of converting its telecommunications infrastructure technology to frame relay technology. As of September 30, 2004, this project was approximately 80% complete. In the fourth quarter of 2004, we will be retiring certain network equipment associated with this conversion. We expect to realize significant telecommunications cost reductions in 2005 as a result of this conversion.

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

SALES OF COMMON STOCK: On April 7, 2004, Motient sold 4,215,910 shares of its common stock at a per share price of $5.50 for an aggregate purchase price of $23.2 million to several institutional investors. On July 1, 2004, Motient sold 3,500,000 shares of its common stock at a per share price of $8.57 for an aggregate purchase price of $30.0 million to several institutional investors. Motient's registration statement registering the shares issued in these transactions became effective on July 13, 2004.

Please see Item 2 ("Management's Discussion and Analysis of Financial Condition and Results of Operations - Sources of Financing") for further discussion of these sales of common stock, including a discussion of the terms of the sale and the fees paid to the placement agent. Please see Note 5, "Subsequent Events" for discussion of further sales of common stock subsequent to the time period reflected in this quarterly report

TERMINATION OF RARE MEDIUM AND CSFB NOTES. On July 15, 2004, the Company paid all principal and interest due and owing on its Rare Medium and CSFB notes, in the aggregate amount of $23.5 million.

COMMUNICATION TECHNOLOGY ADVISORS LLC. Effective January 30, 2004, Motient hired Communications Technology Advisors LLC, or CTA, to serve as "Chief Restructuring Entity" and advise the Company on various ways to reduce cash operating requirements. CTA has been engaged through December 2004. See Note 2 ("Related Parties") for further discussion of Motient's relationship with CTA.

Despite these initiatives, the Company continues to generate losses from operations, and there can be no assurances that it will ever generate income from operations.

CHANGE IN ACCOUNTANTS

On March 2, 2004, Motient dismissed PricewaterhouseCoopers LLP as its independent auditors effective immediately. The audit committee of the Company's board of directors approved the dismissal of PricewaterhouseCoopers. PricewaterhouseCoopers did not report on Motient's consolidated financial statements for any fiscal period. On March 2, 2004, the audit committee engaged Ehrenkrantz Sterling & Co. LLC as Motient's independent auditors to replace PricewaterhouseCoopers.

On June 1, 2004, Ehrenkrantz Sterling & Co. LLC merged with the firm of Friedman Alpren & Green LLP. The new entity, Friedman LLP, has been retained by Motient and the audit committee of the Company's Board of Directors approved this decision on June 4, 2004.

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

2. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company and are unaudited. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year. In the opinion of management, all adjustments (consisting of normal recurring adjustments unless otherwise indicated) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2004, and for all periods presented, have been made. Footnote disclosure has been condensed or omitted as permitted in interim financial statements.

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

CONCENTRATIONS OF CREDIT RISK

For the nine months ended September 30, 2004, four customers accounted for approximately 41% of the Company's service revenue, with one customer, SkyTel Communications, Inc. ("SkyTel"), accounting for more than 21%. No one customer accounted for more than 13% of the Company's net accounts receivable at September 30, 2004. For the nine months ended September 30, 2003, three customers accounted for approximately 41% of the Company's service revenue, with two customers, United Parcel Service of America, Inc. ("UPS") and SkyTel, each accounting for more than 14%. SkyTel accounted for approximately 15% of the Company's accounts receivable at September 30, 2003. UPS migrated a majority of its units off of the Company's network in the second half of 2003.

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

INVESTMENT IN MSV AND NOTES RECEIVABLE FROM MSV

In accordance with the equity method of accounting, the Company recorded its 46.5% share of MSV losses against its basis in MSV. Additionally, the Company has recorded the $15.0 million note receivable from MSV, plus accrued interest thereon at its fair market value, estimated to be approximately $13.0 million at "fresh start", after giving effect to discounted future cash flows at market interest rates. In April 2004, MSV repaid $2.0 million of accrued interest under this note. Motient does not control MSV and accounts for its investment under the equity method.

The valuation of Motient's investment in MSV and its note receivable from MSV are ongoing assessments that are, by their nature, judgmental given that MSV is not traded on a public market and is in the process of developing certain next generation technologies, which depend on approval by the FCC. While the financial statements currently assume that there is value in Motient's investment in MSV and that the MSV note is collectible, there is the inherent risk that this assessment will change in the future and Motient will have to write down the value of this investment and note. Please see Note 5, "Subsequent Events" for discussion of certain events subsequent to the period covered in this report that will impact these investments.

For the three and nine month period ended September 30, 2004, MSV had revenues of $8.8 million and $24.5 million, respectively, operating expenses of $12.2 million and $27.2 million, respectively, and a net loss of $11.3 million and $25.5 million, respectively.

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

The Company has generated significant net operating losses for tax purposes through September 30, 2004; however, it has had its ability to utilize these losses limited on two occasions as a result of transactions that caused a change of control in accordance with the Internal Revenue Service Code Section 382. Additionally, since the Company has not yet generated taxable income, it believes that its ability to use any remaining net operating losses has been greatly reduced; therefore, the Company has established a valuation allowance for any benefit that would have been available as a result of the Company's net operating losses.

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

RESTRUCTURING COSTS

In June 2004, the Company recorded a restructuring charge of $5.1 million related to certain network rationalization initiatives, consisting of base station deconstruct costs of $0.5 million, the loss on the retirement of certain base station equipment of $2.8 million and termination liabilities of $1.8 million for site leases no longer required for removed base stations. Of these amounts, as of September 30, 2004, the Company had incurred base station deconstruct costs of $0.4 million, the loss on the retirement of certain base station equipment of $2.8 million and termination liabilities of $0.5 million for site leases no longer required for removed base stations.

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

                                                       Three Months   Three Months   Nine Months    Nine Months
                                                           Ended         Ended           Ended         Ended
                                                       September 30,  September 30,  September 30,  September 30,
                                                           2004            2003          2004           2003
                                                         ---------      ---------      ---------      ---------
Net loss, as reported                                    $ (9,849)      $(22,345)      $(46,478)      $(47,749)
Add: Stock-based employee compensation expense
   included in net loss, net of related tax effects            87             76          3,963          1,217
(Deduct)/Add: Total stock-based employee
   compensation (expense) income determined under
   fair value based method for all awards, net of
   tax related effects                                     (1,790)          (145)        (2,218)        (2,343)
                                                         ---------      ---------      ---------      ---------
Pro forma net loss                                        (11,552)       (22,414)       (44,733)       (48,875)
                                                         =========      =========      =========      =========
Weighted average common shares outstanding                 33,418         25,170         29,323         25,128
Loss per share:
  Basic and diluted---as reported                        $  (0.29)      $  (0.89)      $  (1.59)      $  (1.90)
                                                         ---------      ---------      ---------      ---------
  Basic and diluted---pro-forma                          $  (0.35)      $  (0.89)      $  (1.53)      $  (1.95)
                                                         ---------      ---------      ---------      ---------

Under SFAS No. 123 the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                 Three Months   Three Months   Nine Months    Nine Months
                                     Ended         Ended           Ended         Ended
                                September 30,   September 30,  September 30,  September 30,
                                     2004            2003          2004           2003
                                  ---------       ---------      ---------      ---------
Expected life (in years)                  8               9              8              9
Risk-free interest rate          .88%-1.46%           1.11%     .88%-1.46%          1.11%
Volatility                        146%-258%            156%      146%-258%           156%
Dividend yield                         0.0%            0.0%           0.0%           0.0%


RESTRICTED STOCK PLAN

In August 2004, the Company adopted a restricted stock plan, and subsequently registered the shares to be issued under such plan on a registration statement on Form S-8. Pursuant to this plan, the Company may issue up to 1,000,000 shares of restricted common stock to employees or directors. In September 2004, the Company issued an aggregate of 15,400 shares of restricted stock to its directors as partial compensation for their service on the board of directors. Such shares will vest six months after issue, or upon a change of control of the Company.

SEGMENT DISCLOSURES

In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company had one operating segment: its core wireless business. The Company provides its core wireless business to all fifty of the United States. The following summarizes the Company's core wireless business revenue by major market categories:

                                 Three Months   Three Months   Nine Months    Nine Months
                                     Ended         Ended           Ended         Ended
                                September 30,   September 30,  September 30,  September 30,
                                     2004            2003          2004           2003
                                  ---------       ---------      ---------      ---------
Summary of Revenue
------------------
(in millions)
Wireless Internet                    $4.3            $6.8          $15.7           $21.1
Field Services                        1.4             1.9            4.7             7.9
Transportation                        0.9             1.1            2.7             7.0
Telemetry                             0.6             0.6            1.8             1.8
All Other                             0.2             0.3            2.6             0.4
                                     ----           -----          -----           -----
   Service revenue                   $7.4           $10.7          $27.5           $38.2
   Equipment revenue                  1.0             1.4            3.8             3.2
                                     ----           -----          -----           -----
    Total Revenue                    $8.4           $12.1          $31.3           $41.4
                                     ====           =====          =====           =====

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

Options and warrants to purchase shares of common stock were not included in the computation of loss per share as the effect would be antidilutive for all periods. As a result, the basic and diluted earnings per share amounts for all periods presented are the same. As of September 30, 2004 and 2003, there were warrants to acquire 6,063,450 and 5,664,962, respectively, shares of common stock. As of September 30, 2004 and 2003 there were options outstanding for 633,719 and 1,787,900 shares, respectively.

Holders of our pre-bankruptcy common stock received warrants to purchase an aggregate of approximately 1,496,512 shares of common stock. The warrants were exercisable to purchase shares of our common stock at a price of $.01 per share, if and only at such time, the average closing price of our common stock for ninety consecutive trading days was equal to or greater than $15.44 per share during the two years following our May 1, 2002 reorganization. The terms of these warrants were not met and they therefore expired on May 1, 2004.

RELATED PARTIES

The Company made payments of $196,000 and $967,000 to related parties for service-related obligations for the three and nine month periods ended September 30, 2004, as compared to $0 and $208,000 for the three and nine month periods ended September 30, 2003. There were no amounts due to related parties as of September 30, 2004. CTA is a consulting and private advisory firm specializing in the technology and telecommunications sectors. It had previously acted as the spectrum and technology advisor to the official committee of unsecured creditors in connection with the Company's bankruptcy proceedings, and subsequently as a consultant to the Company since May 2002. On January 30, 2004, the Company engaged CTA to act as chief restructuring entity. As consideration for this work, Motient agreed to pay to CTA a monthly fee of $60,000. In addition, since the initial engagement of CTA, the payment of certain monthly fees to CTA had been deferred. In April 2004, Motient paid CTA $440,000 for all past deferred fees. CTA's engagement runs through December 2004. Jared Abbruzzese, principal of CTA, is a former member of the Company's board of directors.

3. COMMITMENTS AND CONTINGENCIES

As of September 30, 2004, the Company had no contractual inventory commitments.

In December 2002 Motient entered into an agreement with UPS pursuant to which the customer prepaid an aggregate of $5 million in respect of network airtime service to be provided beginning January 1, 2004. The $5 million prepayment will be credited against airtime services provided to UPS beginning January 1, 2004, until the prepayment is fully credited. Based on UPS' current level of network airtime usage, Motient does not expect that UPS will be required to make any cash payments in 2004 for service provided during 2004. There are no minimum purchase requirements under the contract with UPS, and the contract may be terminated by UPS on 30 days' notice. If UPS terminates the contract, we will be required to refund any unused portion of the prepayment to UPS. The Company's remaining airtime service obligation to UPS at September 30, 2004 in respect of the prepayment was approximately $4.1 million.

4. LEGAL AND REGULATORY MATTERS

LEGAL

Our rights to use and sell the BlackBerry(TM) software and RIM's handheld devices may be limited or made prohibitively expensive as a result of a patent infringement lawsuit brought against RIM by NTP Inc. (NTP v. Research In Motion, Civ. Action No. 3:01CV767 (E.D. Va.)). In that action, a jury concluded that certain of RIM's BlackBerry(TM) products infringe patents held by NTP covering the use of wireless radio frequency information in email communications. On August 5, 2003, the judge in the case ruled against RIM, awarding NTP $53.7 million in damages and enjoining RIM from making, using, or selling the products, but stayed the injunction pending appeal by RIM. This appeal has not yet been resolved. As a purchaser of those products, the Company could be adversely affected by the outcome of that litigation.

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

Seeking to resolve interference to public safety users, on July 8, 2004, the FCC approved adoption of a reconfiguration plan for the 800 MHz spectrum band. Under the plan, Nextel is allowed to occupy spectrum in the 1.9 GHz band in exchange for, among other things, relocating and retuning public safety licensees in the 800 MHz band. However, there are reports that a court challenge will be filed challenging the legality of the FCC's decision, and the U.S. Comptroller General is investigating whether the plan would impermissibly divert funds from the U.S. Treasury. Motient has spectrum in both the lower-800 MHz band and upper-800 MHz band, and on April 8, 2004, filed a request with the FCC asking that the FCC relocate its lower-800 MHz band frequencies into the upper-800 MHz band as part of the 800 MHz reconfiguration plan. On August 6, 2004, the FCC released the text of its July 8, 2004 order. The text of the order did not grant Motient's request, but neither did it explicitly deny it. Motient cannot assure that its operations will be not affected by the adoption or implementation of this order or any subsequent addenda.

5.  SUBSEQUENT EVENTS

DEALER AGREEMENTS

On October 11, 2004, Motient and Verizon Wireless agreed to terminate Motient's authorized agency agreement. This agreement had allowed Motient to sell BlackBerry products for Verizon's CDMA/1XRTT network.

Concurrent with this termination, Motient entered into a Custom Service Agreement with Sprint Solutions, Inc., dated as of November 9, 2004. This new agreement allows Motient to sell Sprint's CDMA/1XRTT network on a nationwide basis. Motient believes that the increased flexibility of this new agreement will allow it to more effectively serve enterprise customers nationwide.


PRIVATE PLACEMENT OF SECURITIES

On November 12, 2004, Motient sold 15,353,606 shares of its common stock at a per share price of $8.57. Motient received aggregate proceeds of $126,397,783, net of $5,182,620 in commissions paid to Motient's placement agent, Tejas Securities Group, Inc. The approximately 60 purchasers included substantially all of the purchasers from the April and July 2004 private placements, as well multiple new investors. The sale of these shares was not registered under the Securities Act and the shares may not be sold in the United States absent registration or an applicable exemption from registration requirements. The shares were offered and sold pursuant to the exemption from registration afforded by Rule 506 under the Securities Act and/or Section 4(2) of the Securities Act. In connection with this sale, Motient signed a registration rights agreement with the holders of these shares. Among other things, this registration rights agreement requires Motient to file and cause to make effective a registration statement permitting the resale of the shares by the holders thereof. Motient also issued warrants to purchase an aggregate of approximately 3,838,401 shares of its common stock to the investors listed above, at an exercise price of $8.57 per share. These warrants will vest if and only if Motient does not meet certain deadlines between January and March 2005 with respect to certain requirements under the registration rights agreement. If the warrants vest, they may be exercised by the holders thereof at any time through November 11, 2009.

Pursuant to terms of this sale, Motient will be permitted, but not required, to undertake a follow-on rights offering of up to $50 million, at a price equal to no less than $8.57 per share. Any such rights offering will be limited to stockholders that did not participate in this private placement, and participants will not have any right of over-subscription or be able to purchase more than their pro-rata ownership of Motient.

ADDITIONAL INVESTMENT IN MSV

On November 12, 2004, Motient purchased approximately 5.4 million MSV limited partnership units, and a corresponding number of shares in MSV's general partner, Mobile Satellite Ventures GP Inc. ("MSV GP"). As consideration, Motient provided MSV with $125 million in cash, cancelled its outstanding $15 million principal note (and all accrued interest thereon) issued by MSV, converted its $3.5 million of convertible notes issued by MSV, and cancelled the accrued interest on such convertible notes. In connection with Motient's investment, the other limited partners of MSV exchanged their outstanding notes (but not generally the accrued interest thereon), and one limited partner contributed an additional $20 million of cash, for limited partnership units and a corresponding number of MSV GP shares. Such investments and conversions increased Motient's ownership of MSV from 29.5% (assuming conversion of all outstanding convertible notes) to 38.6%. Motient does not control MSV and accounts for its investment under the equity method.

Motient's investment in MSV is governed by several important agreements to which Motient is a party, including but not limited to the limited partnership agreement of MSV and the stockholder's agreement of MSV GP. The acquisition or disposition by MSV of its assets, the acquisition or disposition of any limited partner's interest in MSV, subsequent investment into MSV by any person, and any merger or other business combination of MSV, would be subject to the control restrictions contained in such documents. Such control restrictions include, but are not limited to, rights of first refusal, tag along rights and drag along rights. Many of these actions, among others, cannot occur without the consent of the majority of the ownership interests of MSV, and several of the other limited partners of MSV entered into a voting agreement amongst themselves, which may restrict any signatories ability to give such consent absent the agreement of the majority of the signatories to such voting agreement. MSV plans to use the proceeds from this investment for general corporate purposes.

OTHER MSV DEVELOPMENTS

On November 8, 2004, the FCC issued an order granting MSV an ancillary terrestrial component, or ATC, license, the first ATC license ever granted by the FCC. The FCC also approved several of MSV's waiver requests, allowing MSV to further enhance its service and coverage, but it specifically deferred its ruling on other MSV waiver requests. The order sets forth various limitations and conditions necessary to the use of ATC by MSV, but there can be no assurances that such conditions will be satisfied by MSV, or that such limitations will not be unnecessarily burdensome to MSV. Please review the full FCC order for additional important information regarding the authorizations and waivers granted to MSV, and the limitations and conditions set forth therein.

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

Statements regarding factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, those under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Overview of Liquidity and Risk Factors," and elsewhere in this quarterly report. All of our subsequent written and oral forward-looking statements or statements that may be attributed to us are expressly qualified in their entirety by the cautionary statements referred to above and contained elsewhere in this quarterly report on Form 10-Q. You should carefully review the risk factors described in our other filings with the Securities and Exchange Commission from time to time, including the risk factors contained in our Form 10-K for the period ended December 31, 2003, and our reports on Form 10-K and 10-Q to be filed after this quarterly report, as well as our other reports and filings with the SEC.

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

Motient presently has six wholly-owned subsidiaries and a 29.5% interest, assuming conversion of all outstanding convertible notes, in Mobile Satellite Ventures LP ("MSV") as of September 30, 2004, and a 38.6% interest in MSV as of November 15, 2004. Motient Communications Inc. owns the assets comprising Motient's core wireless business, except for Motient's FCC licenses, which are held in a separate subsidiary, Motient License Inc. Motient License was formed on March 16, 2004, as part of Motient's amendment of its credit facility, as a special purpose wholly-owned subsidiary of Motient Communications and holds all of the FCC licenses formerly held by Motient Communications. A pledge of the stock of Motient License, along with the other assets of Motient Communications, secures borrowings under our term credit facility. Motient's other four subsidiaries hold no material operating assets other than the stock of other subsidiaries and Motient's interests in MSV. On a consolidated basis, we refer to Motient Corporation and its six wholly-owned subsidiaries as "Motient." Our indirect, less-than 50% voting interest in MSV is not consolidated with Motient for financial statement purposes. Rather, we account for our interest in MSV under the equity method of accounting.

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

MOBILE SATELLITE VENTURES LP

On November 26, 2001, Motient sold the assets comprising its satellite communications business to Mobile Satellite Ventures LP ("MSV"), as part of a transaction in which certain other parties joined MSV, including TMI Communications and Company, Limited Partnership ("TMI"), a Canadian satellite services provider. In this transaction, TMI also contributed its satellite communications business assets to MSV. As part of this transaction, Motient received, among other proceeds, a $15 million promissory note issued by MSV and purchased a $2.5 million convertible note issued by MSV. In August 2002, in connection with a rights offering by MSV, the Company funded an additional $957,000, and received a new convertible note in such amount. The rights offering did not impact the Company's position in MSV.

On August 21, 2003, two investors in MSV (excluding Motient) invested an additional $3.7 million in MSV in exchange for Class A preferred units of limited partnership interests in MSV. MSV used the proceeds from this investment to repay other indebtedness that is senior in its right of repayment to the Company's promissory note.

In April 2004, certain investors invested $17.6 million into MSV. Of the total $17.6 million in proceeds, $5.0 million was used to repay certain outstanding indebtedness of MSV, including $2.0 million of accrued interest under the $15.0 million promissory note issued to Motient by MSV. Motient was required to use 25% of the $2 million it received in this transaction, or $500,000, to and did make prepayments under its existing notes owed to Rare Medium Group, Inc. and CSFB. The remainder of the proceeds from this investment were used by MSV for general corporate purposes. This investment did not impact the Company's position in MSV.

As of the closing of the April 2004 investment, and at September 30, 2004, Motient's percentage ownership of MSV was approximately 29.5%, assuming the conversion of all outstanding convertible notes.

The convertible notes from MSV mature on November 26, 2006, bear interest at 10% per annum, compounded semiannually, and are payable at maturity. The convertible notes are convertible at any time at Motient's discretion, and automatically under certain circumstances into class A preferred units of limited partnership interests of MSV. Our $15 million promissory note from MSV is subject to prepayment in certain circumstances where MSV receives cash proceeds from equity, debt or asset sale transactions. If not repaid earlier, outstanding amounts owing under the $15.0 million note from MSV, including accrued interest thereon, become due and payable on November 26, 2006; however, there can be no assurance that MSV would have the ability, at that time, to pay the amounts due under the note. Motient has recorded the $15.0 million note receivable from MSV, plus accrued interest thereon at its fair market value, estimated to be approximately $13.0 million at the May 1, 2002 "fresh-start" accounting date, after giving effect to discounted future cash flows at market interest rates. This note, including outstanding interest thereon, was exchanged on November 12, 2004 for limited partnership units and general partner shares of MSV. Please see
Note 5, "Subsequent Events" for further discussion of our investment in MSV, which was substantially increased on November 12, 2004.

SUMMARY OF RISK FACTORS

In addition to the challenge of growing revenue as described above, our future operating results could be adversely affected by a number of uncertainties and factors, including:

         o We have undergone significant organizational restructuring and we face substantial operational challenges.
         o We are not cash flow positive, and our prospects will depend on our ability to control our costs while maintaining and improving our service levels.
         o        We will need additional liquidity to fund our operations.
         o We may not be able to meet our operating expenses, working capital and other capital expenditures.
         o        We will continue to incur significant losses.
         o We generate a large part of our revenues and cash flows from a small number of customers, and the loss of one or more key customers could result in a significant reduction in revenues and cash flows; UPS deregistered a majority of its units on our network during the third and fourth quarter of 2003.
         o        Our growth has been curtailed by funding constraints.
         o Our internal controls may not be sufficient to ensure timely and reliable financial information.
         o We may not be able to realize value from our investment in MSV due to risks associated with MSV's next-generation business plan.
         o Motient may have to take actions which are disruptive to its business to avoid registration under the Investment Company Act of 1940.
         o We could lose market share and revenues as a result of increasing competition from companies in the wireless communications industry that have greater resources and name recognition.
         o Failure to keep pace with rapidly changing markets for wireless communications would significantly harm our business.
         o The success of our wireless communications business depends on our ability to enter into and maintain third party distribution relationships.
         o We expect to maintain a limited inventory of devices to be used in connection with our eLink service, and any interruption in the supply of such devices could significantly harm our business.
         o We cannot guarantee that our suppliers will be able to supply us with components and devices in the quantities and at the times we require, or at all.

         o If prices charged by suppliers for wireless devices do not decline as we anticipate, our business may not experience the growth we expect.
         o We may not be able to develop, acquire and maintain proprietary information and intellectual property rights, which could limit the growth of our business and reduce our market share.
         o Patent infringement litigation against Research In Motion, Ltd., or RIM, may impede our ability to use and sell certain software and handheld devices.
         o Government regulation may increase our cost of providing services, slow our expansion into new markets, subject our services to additional competitive pressures and affect the value of our common stock.
         o We face burdens relating to the recent trend toward stricter corporate governance and financial reporting standards.
         o Motient's competitive position may be harmed if the wireless terrestrial network technology it licenses from Motorola is made available to competitors.
         o Motient could incur substantial costs if it is required to relocate its spectrum licenses under a pending proposal being considered by the FCC.
         o Our adoption of "fresh-start" accounting may make evaluation of our financial position and results of operations for 2002 and 2003, as compared to prior periods, more difficult.
         o Certain tax implications of our bankruptcy and reorganization may increase our tax liability.
         o There is a very limited public trading market for our common stock, and our equity securities may continue to be illiquid or experience significant price volatility.
         o We do not expect to pay any dividends on our common stock for the foreseeable future.
         o Future sales of our common stock could adversely affect its price and/or our ability to raise capital.

For a more complete description of the above factors, please see the section entitled "Risk Factors" in Motient's annual report on Form 10-K for the fiscal year ended December 31, 2003.

RESULTS OF OPERATIONS

The table below outlines operating results for Motient:


                                Three Months Ended    Three Months Ended      Nine Months Ended     Nine Months Ended
                                   September 30,        September 30,           September 30,         September 30,
                                       2004                  2003                   2004                   2003
                                       ----                  ----                   ----                   ----
Summary of Revenue
------------------
(in millions)
Wireless Internet                     $4.3                   $6.8                   $15.7                  $21.1
Field Services                         1.4                    1.9                     4.7                    7.9
Transportation                         0.9                    1.1                     2.7                    7.0
Telemetry                              0.6                    0.6                     1.8                    1.8
All Other                              0.2                    0.3                     2.6                    0.4
                                      ----                  -----                   -----                  -----
   Service Revenue                     7.4                   10.7                    27.5                   38.2
   Equipment Revenue                   1.0                    1.4                     3.8                    3.2
                                      ----                  -----                   -----                  -----
         Total                        $8.4                  $12.1                   $31.3                  $41.4
                                      ====                  =====                   =====                  =====


                                          Three Months Ended                     Three Months Ended
                                            September 30,       % of Service       September 30,       % of Service
                                               2004(1)             Revenue            2003(2)             Revenue
                                               -------             -------            -------             -------
Summary of Expense
------------------
(in millions)
Cost of Service and Operations                   $7.8                105%              $12.4                116%
Cost of Equipment Sold                            0.9                 12                 1.5                  14
Sales and Advertising                             0.2                  3                 1.1                  10
General and Administration                        2.0                 27                 3.8                  36
Depreciation and Amortization                     3.7                 50                 5.5                  51
                                                -----                ----              -----                ----
     Total Operating                            $14.6                197%              $24.3                227%
                                                =====                ====              =====                ====
      ------------
         (1)      Includes compensation expense of $87 thousand related to the market value of employee stock options.
         (2)      Includes compensation expense of $99 thousand related to the market value of employee stock options.

                                          Nine Months Ended                      Nine Months Ended
                                            September 30,       % of Service       September 30,       % of Service
                                               2004(1)             Revenue            2003(2)             Revenue
                                               -------             -------            -------             -------
Summary of Expense
------------------
(in millions)
Cost of Service and Operations                  $29.5                107%              $40.0                105%
Cost of Equipment Sales                           3.7                 14                 3.6                  9
Sales and Advertising                             2.1                  8                 3.8                 10
General and Administration                        6.9                 25                10.4                 27
Operational Restructuring Costs                   6.3                 23                 0.0                  0
Depreciation and Amortization                    12.1                 44                16.3                 43
                                                -----                ----              -----                ----
     Total Operating                            $60.6                221%              $74.1                194%
                                                =====                ====              =====                ====
      ------------
         (1)      Includes compensation expense of $4.0 million related to the market value of employee stock options.
         (2)      Includes compensation expense of $1.2 million related to the market value of employee stock options.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

REVENUE AND SUBSCRIBER STATISTICS

Service revenues approximated $7.4 million and $27.5 million for the three and nine months ended September 30, 2004, respectively, which represented a $3.3 million and $10.7 million decrease as compared to the three and nine months ended September 30, 2003, respectively. The decrease in these periods was primarily the result of a decrease in revenue in our wireless internet, field services and transportation market segments. Total revenues approximated $8.4 million and $31.3 million for the three and nine months ended September 30, 2004, respectively, which represented a $3.7 million and $10.1 million decrease as compared to the three and nine months ended September 30, 2003, respectively. The decrease was primarily a result of decreased service and equipment revenues for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. For the nine months ended September 30, 2004, the decrease in service revenues was partially offset by an increase in equipment revenue.

The tables below summarize our revenue for the three and nine months ended September 30, 2004 and 2003 and our subscriber base as of September 30, 2004 and 2003. An explanation of certain changes in revenue and subscribers is set forth below.

                               Three Months Ended September 30,
                             -------------------------------------
Summary of Revenue                 2004               2003             Change         % Change
------------------                 ----               ----             ------         --------
(in millions)
Wireless Internet                   $4.3               $6.8              $(2.5)          (37)%
Field Services                       1.4                1.9               (0.5)          (26)
Transportation                       0.9                1.1               (0.2)          (18)
Telemetry                            0.6                0.6                0.0             0
All Other                            0.2                0.3               (0.1)          (33)
                                    ----              -----              ------          -----
   Service Revenue                   7.4               10.7               (3.3)          (31)
   Equipment Revenue                 1.0                1.4               (0.4           (29)
                                    ----              -----              ------          -----
         Total                      $8.4              $12.1              $(3.7)          (31)%
                                    ====              =====              ======          =====


                               Nine Months Ended September 30,
                             -------------------------------------
Summary of Revenue                 2004               2003             Change         % Change
------------------                 ----               ----             ------         --------
(in millions)
Wireless Internet                  $15.7              $21.1              $(5.4)          (26)%
Field Services                       4.7                7.9               (3.2)          (41)
Transportation                       2.7                7.0               (4.3)          (61)
Telemetry                            1.8                1.8                0.0             0
All Other                            2.6                0.4                2.2           550
                                    ----              -----              ------          -----
   Service Revenue                  27.5               38.2              (10.7)          (28)
   Equipment Revenue                 3.8                3.2                0.6            19
                                    ----              -----              ------          -----
         Total                     $31.3              $41.4             $(10.1)          (24)%
                                   =====              =====             =======          =====

The make up of our registered subscriber base was as follows:

                               As of September 30,
                         ---------------------------------
                               2004             2003           Change        % Change
                               ----             ----           ------        --------
Wireless Internet             81,738          109,164          (27,426)        (25)%
Field Services                10,951           18,278           (7,327)        (40)
Transportation  (1)           46,361          103,324          (56,963)        (55)
Telemetry                     31,058           31,005               53           0
All Other                        393              868             (475)        (55)
                             -------          -------          --------        ----
         Total               170,501          262,639          (92,138)        (35)%
                             =======          =======          ========        =====

      ---------------
         (1) Includes 9,692 registered UPS devices as of September 30, 2004, of which 3,006 were actively passing data traffic, as compared to 69,897 registered UPS devices as of September 30, 2003, of which 7,766 were actively passing data traffic.

o Wireless Internet: Revenue declined from $6.8 million to $4.3 million for the three months ended September 30, 2004, as compared to the three months ended September 30, 2003. Revenue declined from $21.1 million to $15.7 million for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003. The revenue decline in the Wireless Internet sector during this period represented customer losses that we are experiencing in both our direct and reseller channels as a result of the migration of wireless internet customers to other networks. These customer losses have been exacerbated by the `end-of-life' announcement by RIM for the 857 device, which has negatively impacted the ability of our resellers to add new devices to our network to replace those that are migrating from their respective customer bases. This decline is also the result of Motient's coordinated effort during the first six months of 2004 to actively sell and promote wireless email and wireless Internet applications to enterprise accounts under our agent relationships with T-Mobile USA and Verizon Wireless. During the fourth quarter of 2003, we sold several of our existing customers devices on these networks that resulted in their termination of devices on our network in 2004. We received commissions from these carriers for these sales. Our efforts to sell and promote wireless email and wireless Internet applications to enterprise accounts under our agent relationships with T-Mobile USA and Verizon Wireless were reduced significantly in the third quarter of 2004.

o Field Services: Revenue declined from $1.9 million to $1.4 million for the three months ended September 30, 2004, as compared to the three months ended September 30, 2003. Revenue declined from $7.9 million to $4.7 million for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003. The decrease in revenue from field services was primarily the result of the termination of several customer contracts, including Sears, Schindler, Lanier, and Bannex, as well as the general reduction of units and/or rates across the remainder of our field service customer base, primarily IBM and Pitney Bowes. Schindler's revenue increased slightly due to a $250 thousand contract termination fee that was billed and collected in third quarter of 2004. This revenue segment was also negatively impacted by approximately $675 thousand for the nine months ended September 30, 2004 due to the reclassification of one of our customers, Lucent, to the wireless internet segment.

o Transportation: Revenue declined from $1.1 million to $0.9 million for the three months ended September 30, 2004, as compared to the three months ended September 30, 2003. Revenue declined from $7.0 million to $2.7 million for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003. The decrease in revenue for the nine months ended September 30, 2004 from the transportation sector was primarily the result of UPS, beginning in July 2003, having removed a significant number of their units from our network and no longer maintaining their historical level of payments. UPS represented $0.2 million and $0.7 million of revenue for the three and nine months ended September 30, 2004, as compared to $0.4 million and $5.2 million of revenue for the three and nine months ended September 30, 2003. We did, however, also continue to experience growth during this period in other transportation accounts, most notably Aether and Roadnet.
o Telemetry: Revenue remained at $0.6 million for the three months ended September 30, 2004, as compared to the three months ended September 30, 2003. Revenue remained at $1.8 million for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003. While we experienced growth in certain telemetry customer accounts, including Transaction Network Services (formerly US Wireless Data) and USA Technologies, this was equally offset by churn or negative rate changes in other telemetry accounts.
o Other: Revenue decreased from $0.3 million to $0.2 million for the three months ended September 30, 2004, as compared to the three months ended September 30, 2003. Revenue increased from $0.4 million to $2.6 million for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003. The increase for the nine months ended September 30, 2004 was attributable to the settlement of a take-or-pay contract with Wireless Matrix resulting in the recognition of $1.6 million and approximately $0.6 million of commissions earned via the agency and dealer agreements with Verizon Wireless and T-Mobile USA. Our efforts to sell and promote wireless email and wireless Internet applications to enterprise accounts under our agent relationships with T-Mobile USA and Verizon Wireless were reduced significantly in the third quarter of 2004.
o Equipment: Revenue decreased from $1.4 million to $1.0 million for the three months ended September 30, 2004, as compared to the three months ended September 30, 2003. Revenue increased from $3.2 million to $3.8 million for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003. The decrease in equipment revenues for the three months ended September 30, 2004 was the result of the decline sales of devices attributable to agency and dealer agreements with Verizon Wireless and T-Mobile USA. The increase in equipment revenue for the nine months ended September 30, 2004 was primarily the result of the sales of devices attributable to agency and dealer agreements with Verizon Wireless and T-Mobile USA.

The table below summarizes our operating expenses for the three and nine months ended September 30, 2004 and 2003. An explanation of certain changes in operating expenses is set forth below.

                                            Three Months Ended September 30,
                                          -------------------------------------
Summary of Expenses                            2004(1)            2003(2)           Change         % Change
-------------------                            -------            -------           ------         --------
(in millions)
Cost of Service and Operations                   $7.8              $12.4              $(4.6)          (37)%
Cost of Equipment Sales                           0.9                1.5               (0.6)          (40)
Sales and Advertising                             0.2                1.1               (0.9)          (82)
General and Administration                        2.0                3.8                1.8           (47)
Operational Restructuring Costs                   0.0                0.0                0.0             0
Depreciation and Amortization                     3.7                5.5               (1.8)          (33)
                                                -----              -----              ------          -----
         Total Operating                        $14.6              $24.3              $(9.7)          (40)%
                                                =====              =====              ======          =====

      ----------
         (1) Includes compensation expense of $87 thousand related to the market value of employee stock options.
         (2) Includes compensation expense of $99 thousand related to the market value of employee stock options.

                                            Nine Months Ended September 30,
                                          -------------------------------------
Summary of Expenses                            2004(1)            2003(2)           Change         % Change
-------------------                            -------            -------           ------         --------
(in millions)
Cost of Service and Operations                  $29.5              $40.0             $(10.5)          (26)%
Cost of Equipment Sales                           3.7                3.6                0.1             3
Sales and Advertising                             2.1                3.8               (1.7)          (45)
General and Administration                        6.9               10.4               (3.5)          (34)
Operational Restructuring Costs                   6.3                0.0                6.3             0
Depreciation and Amortization                    12.1               16.3               (4.2)          (26)
                                                -----              -----             -------          -----
         Total Operating                        $60.6              $74.1             $(13.5)          (18)%
                                                =====              =====             =======          =====

    -------------
         (1) Includes compensation expense of $4.0 million related to the market value of employee stock options.
         (2) Includes compensation expense of $1.2 million related to the market value of employee stock options.

Cost of service and operations includes costs to support subscribers, such as network telecommunications charges and site rent for network facilities, network operations employee salary and related costs, network and hardware and software maintenance charges, among other things. Costs of service and operations decreased from $12.4 million to $7.8 million for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. Cost of service and operations expenses as a percentage of service revenue were approximately 105% for the three months ended September 30, 2004, compared to 116% for the comparable period of 2003. Costs of service and operations decreased from $40.0 million to $29.5 million for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. Cost of service and operations expenses as a percentage of service revenue were approximately 107% for the first nine months of 2004, as compared to 105% for the comparable period of 2003. The decrease in these expenses was partially the result of lower employee salary and related costs due to the workforce reductions implemented in March of 2003 and February of 2004. The decrease in these expenses was also partially the result of lower fees paid to RIM for licensing Blackberry as a result of the decline of Wireless Internet units and revenues. The decrease in these expenses was also impacted by lower network maintenance costs as a result of the termination of our national maintenance contract with Motorola at December 31, 2003, as well as the continued removal of older-generation base stations from the network and the removal of base stations under our network rationalization efforts initiated in the second quarter of 2004. We currently perform our maintenance on our base stations by contracting directly with service shops in respective regions, which has materially lowered our cost relative to our prior national maintenance contract. Site lease and telecommunications costs for base station locations also decreased during this period as a result of the removal of base stations as part of our efforts to remove older-generation equipment from our network and the removal of base stations under our network rationalization efforts initiated in the second quarter of 2004. The decrease in costs of service and operations was also partially the result of reductions in hardware and software maintenance costs as a result of the negotiation of lower rates on maintenance service contracts in 2003 and 2004, the reduction of software licenses as a result of having fewer employees and a decrease in software development costs as a result of a change in capitalization policy. These decreases were partially offset by compensation expenses associated with stock options issued to employees of $70 thousand and $2.0 million for the three and nine months ended September 30, 2004, respectively. Compensation expenses associated with stock options issued to employees totaled $24 thousand and $0.4 million for the three and nine months ended September 30, 2003. Excluding these compensation charges, cost of service and operations decreased $5.1 million and $12.1 million, or 41% and 31% for the three and nine months ended September 30, 2004, respectively, as compared to the comparable periods in 2003.

Cost of equipment sold decreased from $1.5 million to $0.9 million for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. Cost of equipment sold increased from $3.6 million to $3.7 million for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The decrease in cost of equipment for the three months ended September 30, 2004 was the result of the decline sales of devices attributable to agency and dealer agreements with Verizon Wireless and T-Mobile USA. The increase in cost of equipment for the nine months ended September 30, 2004 was primarily the result of the cost of the increased sales of devices attributable to the agency and dealer agreements with Verizon Wireless and T-Mobile USA. Our efforts to sell and promote wireless email and wireless Internet applications to enterprise accounts under our agent relationships with T-Mobile USA and Verizon Wireless were reduced significantly in the third quarter of 2004.

Sales and advertising expenses decreased to $0.2 million for the three months ended September 30, 2004, as compared to $1.1 million for the three months ended September 30, 2003. Sales and advertising expenses decreased to $2.1 million for the nine months ended September 30, 2004, as compared to $3.8 million for the nine months ended September 30, 2003. Sales and advertising expenses as a percentage of service revenue were approximately 3% for the three months ended September 30, 2004, as compared to 10% for the comparable period of 2003. Sales and advertising expenses as a percentage of service revenue were approximately 8% for the first nine months of 2004, as compared to 10% for the comparable period of 2003. The decrease in sales and advertising expenses for the three and nine months ended September 30, 2004 was primarily attributable to lower employee salary and related costs, including sales commissions, due to lower sales volumes and the workforce reductions implemented in March 2003 and February 2004, and the significant reduction in or elimination of sales and marketing programs after our reorganization in May 2002. These decreases were also impacted by compensation charges associated with stock options issued to employees of income of $85 thousand and an expense of $0.8 million for the three and nine months ended September 30, 2004, respectively. Compensation expenses associated with stock options issued to employees totaled $42 thousand and $0.3 million for the three and nine months ended September 30, 2003. Excluding these compensation charges, sales and advertising decreased $0.4 million and $2.2 million, or 57% and 63% for the three and nine months ended September 30, 2004, respectively, as compared to the comparable periods in 2003.

General and administrative expenses for the core wireless business decreased from $3.8 million to $2.0 million for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. General and administrative expenses for the core wireless business decreased from $10.4 million to $6.9 million for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. General and administrative expenses as a percentage of service revenue were approximately 27% for the three months ended September 30, 2004, compared to 36% for the comparable period of 2003. General and administrative expenses as a percentage of service revenue were approximately 25% for the first nine months of 2004, compared to 27% for the comparable period of 2003. The decrease in general and administrative expenses for the three and nine months ended September 30, 2004 was primarily attributable to lower employee salary and related costs due to the workforce reductions implemented in March of 2003 and February of 2004, lower consulting expenses as a result of the $0.9 million expensed for the Further Lane warrants in 2003, the closure of our Reston facility in July 2003, lower directors and officers liability insurance costs subsequent to reorganization, lower audit and tax fees and a reduction in bad debt reserves primarily due to lower accounts receivables balances as a result of improvements in our collection capabilities. These decreases were partially offset by increases in legal and regulatory fees and by compensation expenses associated with stock options issued to employees of $102 thousand and $1.1 million for the three and nine months ended September 30, 2004, respectively. Compensation expenses associated with stock options issued to employees totaled $33 thousand and $0.5 million for the three and nine months ended September 30, 2003. Excluding these compensation charges, general and administrative decreased $1.8 million and $4.1 million, or 49% and 41% for the three and nine months ended September 30, 2004, respectively, as compared to the comparable periods in 2003.

Operational restructuring costs increased from $0.0 million to $6.3 million for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003. The operational restructuring costs in the first quarter of 2004 resulted from the severance and related salary charges as a result of the reduction in force in February 2004 and certain costs as a result of base station deconstruction activities as part of our on-going network rationalization efforts. In the second quarter of 2004, we took an operational restructuring charge of $5.2 million related to these network rationalization efforts.

In the second quarter of 2004, we finalized plans to implement certain network station rationalization initiatives. These initiatives involve the de-commissioning of approximately 409 base stations from our network. We had 1,549 base stations in our network as of March 31, 2004, and as of September 30, 2004, we have 1,239 base stations in our network. We are taking these actions in a coordinated effort to reduce network operating costs while also focusing on minimizing the potential impact to our customers communications and coverage requirements. This rationalization encompasses, among other things, the reduction of unneeded capacity across the network by de-commissioning under-utilized and un-profitable base stations as well as de-commissioning base stations that pass an immaterial amount of customer data traffic. In some cases, these base stations were originally constructed specifically to serve customers with nationwide requirements that are no longer customers of Motient. In certain instances, the geographic area that our network serves may be reduced by this process and customer communications may be impacted. We have discussed these changes to our network with many of our customers to assist them in evaluating the potential impact, if any, to their respective communications requirements. The full extent and effect of the changes to our network have yet to be determined, but based on internal analyses, we believe the de-commissioning of these base stations from our network will only impact approximately 1.5% of our network's current data traffic. We are substantially complete with these network rationalization initiatives, and anticipate final completion by December 2004.

Depreciation and amortization for the core wireless business decreased to $3.7 million for the three months ended September 30, 2004, as compared to $5.5 million for the three months ended September 30, 2003. Depreciation and amortization for the core wireless business decreased to $12.1 million for the nine months ended September 30, 2004, as compared to $16.3 million for the nine months ended September 30, 2003. Depreciation and amortization was approximately 50% of service revenue for the three months ended September 30, 2004, as compared to 51% for the comparable period of 2003. Depreciation and amortization was approximately 44% of service revenue for the first nine months of 2004, as compared to 43% for the first nine months of 2003. Depreciation and amortization expense reduced as a result of our decline in asset value related to our frequency sale transactions in 2003 and our write-down as of September 2003 of our customer contract related intangibles. In May 2004, the Company engaged a financial advisory firm to prepare a valuation of customer intangibles as of

September 2003. Due to the loss of UPS as a core customer in 2003 as well as the migration and customer churn occurring in the Company's mobile internet base that is impacting the average life of a customer in this base, among other things, the Company determined an impairment of the value of these customer contracts was probable. As a result of this valuation, the value of customer intangibles was determined to be impaired as of September 2003 and was reduced by $5.5 million.

                                             Three Months Ended    Three Months Ended      Nine Months Ended     Nine Months Ended
                                                 September 30,        September 30,           September 30,         September 30,
                                                    2004                  2003                   2004                   2003
                                                    ----                  ----                   ----                   ----
Other Income/(Expense)
----------------------
(in thousands)
Interest Expense, net                              $(556)              $(1,638)                $(3,595)               $(4,592)
Write -off of deferred financing costs               ---                   ---                  (8,052)                   ---
Other Income, net                                     66                    12                     265                    819
Other Income from Aether                             650                   180                   1,957                  1,956
Gain/(Loss) on Disposal of Assets                      2                    51                       2                     51
(Loss) on impairment of intangible asset             ---                (5,535)                    ---                 (5,535)
Gain on Debt & Capital Lease Retirement              ---                   ---                     802                    ---
Equity in Losses of Mobile Satellite Ventures    $(3,779)              $(3,155)                $(8,617)               $(7,768)

Interest expense decreased for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003, due primarily to the April 2004 repayment of our term credit facility, the July 2004 repayments of our notes payable to Motorola, Rare Medium and CSFB, and the termination of our capital lease with Hewlett-Packard. Interest expense decreased for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003, due to the debt repayment actions mentioned above, offset by the amortization of fees and the value ascribed to warrants provided to the term credit facility lenders on our closing of our credit facility in January of 2003 and the subsequent amendment in March 2004. Interest expense is presented net of interest income on our bank balances and the interest accrued on our note receivable from MSV.

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

In July 2004, we repaid all amounts outstanding under our notes payable to Rare Medium and CSFB.

We recorded equity in losses of MSV of $3.8 million and $8.6 million for the three and nine months ended September 30, 2004, as compared to $3.1 million and $7.8 million for the three and nine months ended September 30, 2003. The MSV losses for the three and nine months ended September 30, 2004 are Motient's 46.5% of MSV's losses for the same periods, and losses for the three and nine months ended September 30, 2003 consist of Motient's 46.5% share of the MSV losses to date reduced by the loans in priority. For the three and nine months ended September 30, 2004, respectively, MSV had revenues of $8.8 million and $24.5 million, operating expenses of $12.2 million and $27.2 million and a net loss of $11.3 million and $25.5 million.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004, we had approximately $16.7 million of cash on hand and short-term investments. In addition to cash generated from operations, our principal source of funds was, as of September 30, 2004, cash on hand, including cash from two private placements of our common stock. On April 7, 2004, we received proceeds of $23.2 million from the sale of our common stock to several institutional investors in a private placement. On April 13, 2004, we repaid all of our then owing principal and interest under our term credit facility. We currently have $5.7 million of availability remaining under this facility, until December 31, 2004, subject to the lending conditions of the credit agreement. For the montly periods ended April 2003 through December 2003 and for the month ended September 30, 2004, the Company reported events of default related to non-compliance with covenants requiring minimum monthy revenue, earnings before interest, taxes and depreciation and amortization and free cash flow performance. In each period, the lenders waived these events of default. There can be no assurance that Motient will not have to report additional events of default or that the lenders will continue to provide waivers in such event. On July 2, 2004, we received aggregate proceeds of $30.0 million from the sale of our common stock to several institutional investors, of which approximately $24.5 million was used to repay certain debt owing to Rare Medium and CSFB, with the remainder used for general working capital purposes.

SUMMARY OF CASH FLOW FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                              Nine Months    Nine Months
                                                                 Ended          Ended
                                                             September 30,  September 30,
                                                                 2004           2003
                                                                 ----           ----
                                                              (Unaudited)    (Unaudited)
Net cash (used in) Operating Activities:                       $(14,578)      $ (4,175)

Net cash provided by Investing Activities:                        2,445           (202)
Cash Flows from financing activities:
         Principal payments under capital leases                 (2,419)        (2,116)
         Principal payments under vendor financing               (2,582)          (657)
         Repayment from term loan                                (6,785)            --
         Repayment of notes                                     (19,750)            --
         Proceeds from term credit facility                       1,500          4,500
         Proceeds from issuance of stock                         55,480            190
         Proceeds from issuance of employee stock options         1,235             --
         Stock issuance costs and other charges                  (1,422)            --
         Debt issuance costs and other charges                       --           (537)
                                                               ---------      ---------
Net cash provided by financing activities                        25,257          1,380
                                                               ---------      ---------

Net (decrease) increase in cash and cash equivalents             13,124         (2,997)
Cash and Cash Equivalents, beginning of period                    3,618          5,840
                                                               ---------      ---------

Cash and Cash Equivalents, end of period                       $ 16,742       $  2,843
                                                               =========      =========

Cash used in operating activities increased for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003, as a result of decreases in funds provided by revenue.

The increase in cash provided by investing activities for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 was primarily attributable to the receipt of $2.0 million from MSV as a result of the April 2, 2004 investment in MSV. Cash flows from investing activities also includes the conversion of our $1.1 million letter of credit that secured our capital lease with Hewlett-Packard to unrestricted cash, as part of our negotiated settlement of these obligations with Hewlett-Packard in June 2004. Investments in property and equipment reflected our investment in new telecommunications infrastructure technology for our network that allowed us to reduce our telecommunications infrastructure costs.

The increase in cash provided by financing activities for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 was the result of the proceeds from the exercise of certain employee stock options and certain other warrants and our private placements of common stock completed in April and July 2004. These proceeds were partially utilized in our negotiated settlement of our vendor debt and capital lease obligations in the second quarter of 2004, the repayment of all amounts outstanding under our term credit facility in April 2004 and the repayment of all amounts outstanding under our debt obligations to Rare Medium and CSFB.

We believe that our available funds, together with existing credit facilities and proceeds from the exercise of warrants and options, will be adequate to satisfy our current and planned operations for at least the next 12 months.

COST REDUCTION AND DEBT REDUCTION ACTIONS

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

NETWORK RATIONALIZATION. In the second quarter of 2004, we finalized plans to implement certain base station rationalization initiatives. These initiatives involve the de-commissioning of approximately 409 base stations from our network. We had 1,549 base stations in our network as of March 31, 2004, and as of September 30, 2004, we have 1,239 base stations in our network. We are taking these actions in a coordinated effort to reduce network operating costs while also focusing on minimizing the potential impact to our customers communications and coverage requirements. This rationalization encompasses, among other things, the reduction of unneeded capacity across the network by de-commissioning under-utilized and un-profitable base stations as well as de-commissioning base stations that pass an immaterial amount of customer data traffic. In some cases, these base stations were originally constructed specifically to serve customers with nationwide requirements that are no longer customers of Motient. In certain instances, the geographic area that our network serves may be reduced by this process and customer communications may be impacted. We have discussed these changes to our network with many of our customers to assist them in evaluating the potential impact, if any, to their respective communications requirements. The full extent and effect of the changes to our network have yet to be determined, but based on internal analyses, we believe the de-commissioning of these base stations from our network will only impact approximately 1.5% of our network's current data traffic. We are substantially complete with these network rationalization initiatives, and anticipate final completion by December 2004.

FRAME RELAY AND TANDEM EQUIPMENT RETIREMENT. In conjunction with our base station rationalization initiatives discussed above, Motient is in the process of converting its telecommunications infrastructure technology to frame relay technology. As of September 30, 2004, this project was approximately 80% complete. In the fourth quarter of 2004, we will be retiring certain network equipment associated with this conversion. We expect to realize significant telecommunications cost reductions in 2005 as a result of this conversion.

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

TERMINATION OF RARE MEDIUM AND CSFB NOTES. On July 15, 2004, the Company paid all principal and interest due and owing on its Rare Medium and CSFB notes, in the aggregate amount of $23.5 million.

Despite these initiatives, we continue to generate losses from operations, and there can be no assurances that we will ever generate income from operations.

UNITED PARCEL SERVICE PREPAYMENT: In December 2002 we entered into an agreement with UPS pursuant to which UPS prepaid an aggregate of $5 million in respect of network airtime service to be provided beginning January 1, 2004. The $5 million prepayment will be credited against airtime services provided to UPS beginning January 1, 2004, until the prepayment is fully credited. Based on UPS' current level of network airtime usage, we do not expect that UPS will be required to make any cash payments to us in 2004 for service provided during 2004. UPS has substantially completed its migration to next generation network technology, and its monthly airtime usage of our network has declined significantly. There are no minimum purchase requirements under our contract with UPS, and the contract may be terminated by UPS on 30 days' notice. If UPS terminates the contract, we will be required to refund any unused portion of the prepayment to UPS. While we expect that UPS will remain a customer for the foreseeable future, the bulk of UPS' units have migrated to another network. Until June 2003, UPS had maintained its historical level of payments to mitigate the near-term revenue and cash flow impact of its recent and anticipated continued reduced network usage. However, beginning in July 2003, the revenues and cash flow from UPS declined significantly. As of September 30, 2004, UPS had approximately 3,000 active units on Motient's network. The value of our remaining airtime service obligations to UPS at September 30, 2004 in respect of the prepayment was approximately $4.1 million.

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

The proceeds of this private placement of common stock were used for general corporate purposes and the repayment of the Rare Medium and CSFB notes.

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

The table below shows, as of November 9, 2004 the number of shares of Motient common stock beneficially owned by the following parties to the term credit agreement, based solely on filings made by such parties with the SEC:

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

For the monthly periods ended April 2003 through December 2003 and for the month ended September 30, 2004, the Company reported events of default under the terms of the credit facility to the lenders. These events of default related to non-compliance with covenants requiring minimum monthly revenue, earnings before interest, taxes and depreciation and amortization and free cash flow performance. In each period, the lenders waived these events of default. There can be no assurance that Motient will not have to report additional events of default or that the lenders will continue to provide waivers in such event. As of September 30, 2004, there were no amounts outstanding under the term credit facility. Ultimately, there can be no assurances that the liquidity provided by the credit facility will be sufficient to fund Motient's ongoing operations.

MSV NOTE: We own a $15.0 million promissory note issued by MSV in November 2001. This note matures in November 2006, but may be fully or partially repaid prior to maturity involving the consummation of additional investments in MSV in the form of equity, debt or asset sale transactions, subject to certain conditions and priorities with respect to payment of other indebtedness. Please see " -Overview - Mobile Satellite Ventures LP" for further discussion of this note receivable. Motient also owns an aggregate of $3.5 million of convertible notes issued by MSV. The convertible notes mature on November 26, 2006, bear interest at 10% per annum, compounded semiannually, and are payable at maturity. The convertible notes are convertible, at any time, at our discretion, and automatically in certain circumstances, into class A preferred units of limited partnership of MSV. This note, including outstanding interest thereon, was exchanged on November 12, 2004 for limited partnership units and general partner shares of MSV. Please see Note 5, "Subsequent Events" for further discussion of our investments in MSV.

On April 2, 2004, a $17.6 million investment into MSV was consummated. In connection with this investment, MSV's amended and restated investment agreement was amended to provide that of the total $17.6 million in proceeds, $5.0 million was used to repay certain outstanding indebtedness of MSV, including $2.0 million of accrued interest under the $15.0 million promissory note issued to us by MSV. We were required to use 25% of the $2 million we received in this transaction, or $500,000, to make prepayments under our existing notes owed to Rare Medium and CSFB.

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

OUTSTANDING OBLIGATIONS

As of September 30, 2004, Motient had no outstanding debt obligations.

RARE MEDIUM NOTE: Under the Company's Plan of Reorganization, the Rare Medium notes were cancelled and replaced by a new note in the principal amount of $19.0 million. On July 15, 2004, the Company paid all principal and interest due and owing on this note, in the amount of $22.6 million.

CSFB NOTE: Under the Company's Plan of Reorganization, the Company issued a note to CSFB, in satisfaction of certain claims by CSFB against Motient, in the principal amount of $750,000. On July 15, 2004, the Company paid all principal and interest due and owing on this note, in the amount of $0.9 million.

We believe that our available funds, together with existing credit facilities, will be adequate to satisfy our current and planned operations for at least the next 12 months.

RESTRUCTURING COSTS

In June 2004, the Company recorded a restructuring charge of $5.1 million related to certain network rationalization initiatives, consisting of base station deconstruct costs of $0.5 million, the loss on the retirement of certain base station equipment of $2.8 million and termination liabilities of $1.8 million for site leases no longer required for removed base stations. Of these amounts, as of September 30, 2004, the Company had incurred base station deconstruct costs of $0.4 million, the loss on the retirement of certain base station equipment of $2.8 million and termination liabilities of $0.5 million for site leases no longer required for removed base stations.

The following table displays the activity and balances of the restructuring reserve account from January 1, 2004 to September 30, 2004:

                                                   Base Station
                                       Employee        Asset      Base Station   FCC License    Site Lease
                                     Terminations    Write-Offs  Deconstruction  Terminations  Terminations    Total
----------------------------------------------------------------------------------------------------------------------
Balance January 1, 2004                 $    --       $    --       $    --       $    --       $    --       $    --
----------------------------------------------------------------------------------------------------------------------
Restructure Charge                       (1,107)           --            --            --            --        (1,107)
Deductions - Cash                           333            --            --            --            --           333
Deductions - Non-Cash                        --            --            --            --            --            --
----------------------------------------------------------------------------------------------------------------------
Balance March 31, 2004                     (774)           --            --            --            --          (774)
----------------------------------------------------------------------------------------------------------------------
Restructure Charge                           --        (2,795)         (398)         (113)       (1,854)       (5,160)
Deductions - Cash                           242            --            75            25            61           403
Deductions - Non-Cash                        --         2,795            --            --            --         2,795
----------------------------------------------------------------------------------------------------------------------
Balance June 30, 2004                      (532)           --          (323)          (88)       (1,793)       (2,736)
----------------------------------------------------------------------------------------------------------------------
Deductions - Cash                           132            --           252            39           416           839
Deductions - Non-Cash                        --            --            --            --            --            --
----------------------------------------------------------------------------------------------------------------------
Balance September 30, 2004              $  (400)           --       $   (71)      $   (49)      $(1,377)      $(1,897)
----------------------------------------------------------------------------------------------------------------------

COMMITMENTS

As of September 30, 2004, we had no outstanding commitments to purchase inventory.

In December 2002, we entered into an agreement with UPS pursuant to which UPS prepaid an aggregate of $5 million in respect of network airtime service to be provided beginning January 1, 2004. The $5 million prepayment will be credited against airtime services provided to UPS beginning January 1, 2004, until the prepayment is fully credited. Based on UPS' current level of network airtime usage, we do not expect that UPS will be required to make any cash payments to us in 2004 for service provided during 2004. There are no minimum purchase requirements under our contract with UPS, and the contract may be terminated by UPS on 30 days' notice. If UPS terminates the contract, we will be required to refund any unused portion of the prepayment to UPS. The value of our remaining airtime service obligations to UPS at September 30, 2004 in respect of the prepayment was approximately $4.1 million.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

Below are our accounting policies, which are both important to our financial condition and operating results, and require management's most difficult, subjective and complex judgments in determining the underlying estimates and assumptions. The estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates as they require assumptions that are inherently uncertain.

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

Investment in MSV and Note Receivable from MSV
----------------------------------------------

As a result of the application of "fresh-start" accounting and subsequently modified (see below regarding the November 2003 valuation), the notes and investment in MSV were valued at fair value and we recorded an asset in the amount of approximately $53.9 million representing the estimated fair value of our investment in and note receivable from MSV. Included in this investment is the historical cost basis of our common equity ownership of approximately 46.5% as of May 1, 2002, or approximately $19.3 million. In accordance with the equity method of accounting, we recorded our approximate 46.5% share of MSV losses against this basis.

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

Additionally, we have recorded the $15.0 million note receivable from MSV, plus accrued interest thereon at its fair value, estimated to be approximately $13.0 million, at "fresh start" after giving affect to discounted future cash flows at market interest rates. This note matures in November 2006, but may be fully or partially repaid prior to maturity in certain circumstances involving the consummation of additional investments in MSV or upon the occurrence of certain other events such as issuance of other indebtedness or the sale of assets by MSV, subject to certain to certain conditions and priorities with respect to payment of other indebtedness. In April 2004, MSV repaid $2.0 of accrued interest on this note, of which $500,000 was used by Motient to repay accrued interest owing to Rare Medium and CSFB. This note, including outstanding interest thereon, was exchanged on November 12, 2004 for limited partnership units and general partner shares of MSV. Please see Note 5, "Subsequent Events" for further discussion of our investments in MSV.

In November of 2003, we engaged CTA to perform a valuation of our equity interests in MSV as of December 31, 2002. As part of this valuation process, we determined that our equity interest in MSV was not appropriately calculated as of May 1, 2002 due to certain preference rights for certain classes of shareholders in MSV. We reduced our equity interest in MSV from $54 million (inclusive of Motient's $2.5 million convertible note from MSV) to $41 million as of May 1, 2002. As a result of the valuation of MSV, it was determined that the value of our equity interest in MSV was impaired as of December 31, 2002 from the value on our balance sheet. This impairment was deemed to have occurred in the fourth quarter of 2002. We reduced the value of its equity interest in MSV by $15.4 million as of December 31, 2002. It was determined there was no further impairment required as of December 31, 2003 and September 30, 2004.

The valuation of our investment in MSV and our note receivable from MSV are ongoing assessments that are, by their nature, judgmental given that MSV is not traded on a public market and is in the process of developing certain next generation technologies, which depend on approval by the FCC. While the financial statements currently assume that there is value in our investment in MSV and that the MSV note is collectible, there is the inherent risk that this assessment will change in the future and we will have to write down the value of this investment and note. Please see Note 5, "Subsequent Events" for further discussion of our investments in MSV.

Deferred Taxes
--------------

We have generated significant net operating losses for tax purposes through September 30, 2004. We have had our ability to utilize these losses limited on two occasions as a result of transactions that caused a change of control in accordance with the Internal Revenue Service Code Section 382. Additionally, since we have not yet generated taxable income, we believe that our ability to use any remaining net operating losses has been greatly reduced; therefore, we have fully reserved for any benefit that would have been available as a result of our net operating losses.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer (currently our executive vice president, chief operating officer and treasurer) and principal financial officer (currently our controller and chief accounting officer), of the effectiveness of our disclosure controls and procedures. Based on this evaluation, we concluded that our disclosure controls and procedures, though not as mature or as formal as management intends them ultimately to be, are adequate and effective under the circumstances, and that there are no material inaccuracies or omissions in this quarterly report on Form 10-Q.

As a result of our evaluation of our disclosure controls and procedures for reporting periods in 2003, we have taken a number of steps to improve our disclosure controls and procedures.

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

         o Second, we have instituted regular quarterly meetings to review each department's significant activities and respective disclosure controls and procedures.

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

         o Fifth, certain department heads prepare weekly activities reviews, which are shared with the members of the disclosure committee as well as the principal executive officer (currently our executive vice president, chief operating officer and treasurer) and principal financial officer (currently our controller and chief accounting officer). These weekly reviews and the quarterly disclosure committee meetings and associated reports are intended to help inform senior management of material developments that affect our business, thereby facilitating consideration of prompt and accurate disclosure.

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

PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Please see the discussion regarding Legal Proceedings contained in Note 4 ("Legal and Regulatory Matters") of notes to consolidated financial statements, which is incorporated by reference herein.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS


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

The Company filed a registration statement on Forms S-1 with the SEC on July 2, 2004. The Company will not receive any proceeds from the sale of the shares registered thereby. Motient's Registration Statement became effective on July 13, 2004.

On November 12, 2004, Motient sold 15,353,606 shares of its common stock at a per share price of $8.57. Motient received aggregate proceeds of $126,397,783, net of approximately $5,182,620 in commissions paid to Motient's placement agent, Tejas Securities Group, Inc. The approximately 60 purchasers included substantially all of the purchasers from the April and July 2004 private placements, as well multiple new investors. The sale of these shares was not registered under the Securities Act and the shares may not be sold in the United States absent registration or an applicable exemption from registration requirements. The shares were offered and sold pursuant to the exemption from registration afforded by Rule 506 under the Securities Act and/or Section 4(2) of the Securities Act. In connection with this sale, Motient signed a registration rights agreement with the holders of these shares. Among other things, this registration rights agreement requires Motient to file and cause to make effective a registration statement permitting the resale of the shares by the holders thereof. Motient also issued warrants to purchase an aggregate of approximately 3,838,401 shares of its common stock to the investors listed above, at an exercise price of $8.57 per share. These warrants will vest if and only if Motient does not meet certain deadlines between January and March 2005 with respect to certain requirements under the registration rights agreement. If the warrants vest, they may be exercised by the holders thereof at any time through November 11, 2009.

Pursuant to terms of this sale, Motient will be permitted, but not required, to undertake a follow-on rights offering of up to $50 million, at a price equal to no less than $8.57 per share. Any such rights offering will be limited to stockholders that did not participate in this private placement, and participants will not have any right of over-subscription or be able to purchase more than their pro-rata ownership of Motient.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Please see the discussion regarding the defaults under our term credit agreement contained in Part I, Item 2 of this Report on From 10-Q, "Management's Discussion and Analysis of Financial Condition and Results of Operations", under the subsection "Liquidity and Capital Resources - Sources of Financing."

ITEM 6.           EXHIBITS


The Exhibit Index filed herewith is incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     MOTIENT CORPORATION
                                     (Registrant)


November 15, 2004                    /s/Christopher W. Downie
                                     -------------------------------------------
                                     Christopher W. Downie
                                     Executive Vice President, Chief Operating
                                     Officer and Treasurer
                                     (principal executive officer and duly
                                     authorized officer to sign on behalf of the
                                     registrant)

                                  EXHIBIT INDEX

NUMBER   DESCRIPTION


10.43 Common Stock Purchase Agreement, dated as of November 12, 2004, by and among Motient Corporation and the investors listed therein

10.44 Registration Rights Agreement, dated as of November 12, 2004, by and among Motient Corporation and the investors listed therein

10.45    Form of Common Stock Purchase Warrant, dated as of November 12, 2004

10.46 Purchase Agreement, dated as of November 12, 2004, by and among Motient Ventures Holding Inc., Mobile Satellite Ventures LP, et al

10.47 Note Exchange Agreement, dated as of November 12, 2004, by and among Motient Ventures Holding Inc., Mobile Satellite Ventures LP, et al

10.48 Amended and Restated Limited Partnership Agreement, dated as of November 12, 2004, by and among Motient Ventures Holding Inc., Mobile Satellite Ventures LP, et al

10.49 Amended and Restated Stockholders Agreement, dated as of November 12, 2004, by and among Motient Ventures Holding Inc., Mobile Satellite Ventures GP Inc., et al

10.50 Second Amended and Restated Parent Transfer/Drag Along Agreement by and among Motient Corporation et. al.

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