Form 10-K
period 2004-12-31
MOTIENT CORP
filed 2005-03-31
CIK 913665

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004
                         Commission file number 0-23044

                               MOTIENT CORPORATION
             (Exact name of registrant as specified in its charter)

                  DELAWARE                            93-0976127
      (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)             Identification No.)

                            300 Knightsbridge Parkway
                             Lincolnshire, IL 60069
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (847) 478-4200

             Securities registered pursuant to Section 12(b) of the
               Act: None Securities registered pursuant to Section
                                12(g) of the Act:
                     Common stock, $0.01 par value per share

                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

The aggregate market value of shares of common stock held by non-affiliates at June 30, 2004 was approximately $200,051,042.

Indicate by check mark whether registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [X]

Number of shares of common stock outstanding at March 15, 2005: 65,144,383

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                TABLE OF CONTENTS
                                -----------------
                                                                                              Page

                                     PART I
Cautionary Note Regarding Forward-Looking Statements                                            3
Item 1.     Business                                                                            4
Item 2.     Properties                                                                         31
Item 3.     Legal Proceedings                                                                  32
Item 4.     Submission of Matters to a Vote of Security Holders                                32

                                     PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters
            and Issuer Purchases of Equity Securities                                          33
Item 6.     Selected Financial Data                                                            36
Item 7.     Management's Discussion and Analysis of Financial Condition and                    40
            Results of Operations
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk                         70
Item 8.     Financial Statements and Supplementary Data                                        70
Item 9.     Changes in and Disagreements with Accountants on Accounting and                    70
            Financial Disclosure
Item 9A.    Controls and Procedures                                                            70
Item 9B.    Other Information                                                                  72

                                    PART III

Item 10.    Directors and Executive Officers of Motient                                        73
Item 11.    Executive Compensation                                                             77
Item 12.    Security Ownership of Certain Beneficial Owners and Management and                 81
            Related Stockholder Matters
Item 13.    Certain Relationships and Related Transactions                                     84
Item 14.    Principal Accountant Fees and Services                                             86

                                     PART IV

Item 15.    Exhibits and Financial Statement Schedules                                         87

Signatures                                                                                     96
Financial Statements Motient                                                                  F-1
Financial Statements MSV                                                                      M-1

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

Our forward-looking statements are based on information available to us today, and we do not undertake any obligation to update these statements. Our actual results may differ significantly from the results discussed.

                                     PART I
                                     ------



Item 1. Business.
-----------------

Overview

We are a nationwide provider of two-way, wireless mobile data services and wireless internet services. Owning and operating a wireless radio data network that provides wireless mobile data service to customers across the United States, we primarily generate revenue from the sale of airtime on our network and from the sale of communications devices, which are manufactured by other companies. Our customers use our network and our wireless applications for wireless email messaging and wireless data communications services. This enables businesses, mobile workers and consumers to wirelessly transfer electronic information and messages and to wirelessly access corporate databases and the Internet. Our network is designed to offer a broad array of wireless data services, such as:

o two-way mobile Internet services, including our own eLink(SM) wireless email service and our BlackBerry(TM) by Motient wireless email service, each providing personal consumers and corporate customers with wireless access to a broad range of email and information services;

o wireless data systems used by companies involved in data transmission and processing, used to connect remote equipment, such as wireless point-of-sale terminals, with a central monitoring facility; and

o mobile data and mobile management systems used by transportation and other companies to wirelessly coordinate remote, mobile assets and personnel.

Our eLink service and BlackBerry by Motient service are two-way wireless email services that use our DataTac network. They allow users to remotely and wirelessly access their email, and allow users to synchronize the calendar and organizer functions of their desktop computer with a handheld device such as a RIM 850 or 857 Wireless Handheld, a small, data-only wireless handheld device. Research In Motion, Ltd., or RIM, has discontinued making these models, and therefore sales of these devices have declined recently and we anticipate sales of these devices will continue to decrease. Motient cannot use any newer RIM devices on our network and currently has no alternative product for these services. However, current users of eLink and BlackBerry by Motient may still continue to use their devices on our network. We currently are exploring different ways to provide similar wireless email services to our customers using iMotient Solutions(TM), which we discuss below.

In addition to selling wireless data services that use our own network, we are also a reseller of airtime on the Cingular and Sprint wireless networks. We have reseller agreements with these companies that allow us to sell and promote wireless data applications and solutions to our customers using these networks, which are more modern and have greater capacity than our own, while still maintaining a direct relationship with the customer, since "back office" functions like customer support, application design and implementation, and billing, among other support services, are handled by Motient.

These arrangements allow us to provide integrated wireless data solutions to our customers using a variety of networks. In December 2004, we launched a new set of products and services designed to provide these integrated wireless data solutions to our customers called iMotient Solutions(TM). iMotient allows Motient's customers to use these multiple networks via a single connection to Motient's back-office systems, providing a single alternative for application and software development, device management and billing across multiple networks, including but not limited to GPRS, 1XRTT, and our own DataTac network. Once connected to iMotient, customers will receive our proprietary applications and services that reduce airtime usage, improve performance and reduce costs. As of February 1, 2005, we have not generated any revenues from iMotient Solutions, however, we have recently signed customer agreements and anticipate generating revenue in the near term.

As of March 15, 2005, Motient's terrestrial wireless two-way data network covers a geographic area populated by more than 195 million people and is comprised of over 1,200 base stations that provide service to 412 of the nation's largest cities and towns, including all primary metropolitan statistical areas, commonly known as "MSAs". Subscriber units, which may be mobile or stationary, receive and transmit wireless data messages to and from these terrestrial base stations via radio frequencies. Terrestrial messages are then routed to their destination via data switches that Motient owns, which connect to the public data network. Motient's network is a wireless packet-switched network based on technologies developed prior to newer networks built around CDMA or GSM technologies, and, unlike those networks, cannot accommodate wireless telephony. Over the course of 2004, Motient implemented and completed certain initiatives to rationalize the size of its network, primarily to remove unprofitable base stations and reduce unneeded coverage.

During the first quarter of 2005, Motient initiated a plan to refocus its DataTac network primarily on the top 40 MSAs. This plan involves the decommissioning of DataTac network components and termination of service in previously served MSAs other than the top 40. Given the similar coverage profiles of the Cingular and Sprint networks, the significantly increased bandwidth capabilities of these networks relative to DataTac and the concentration of our revenues in the top 40 MSAs, we determined that this plan best allowed us to match our network infrastructure costs with our revenue base, while continuing to meet the needs of as many of our customers as possible. We have notified our customers of this change in our network coverage and this decommissioning will begin on June 1, 2005. We are making every effort to provide any impacted customers with alternatives to migrate their services and applications either to our new iMotient Solutions(TM) platform, or to other networks using our agreements with RACO Wireless, Inc. and eAccess Solutions, Inc. Our 800 MHz FCC licenses for these discontinued markets may be lost as a result of these actions. While we are taking steps to avoid this possibility, and while we believe that any such losses would not be material to our business, we can provide no assurance that any such losses would not negatively impact our business. We believe that the value of our FCC licenses in these smaller markets is very small compared to the value of our FCC licenses in the top 40 MSAs.

As of December 31, 2003 and 2004, there were approximately 204,000 user devices and 132,000 user devices registered, respectively, and 115,000 user devices and

77,000 user devices, respectively, with active usage on Motient's network. Registered devices represent devices that our customers and resellers have registered for use on our network. These devices may be kept in inventory by our customers for future use, in which case they are not generally revenue producing. We count a device as active when it is removed from inventory by the customer and transmits data traffic.

In the fourth quarter of 2004, we performed an analysis of our registered user devices from our larger resellers, which represent a majority of our registered user devices not in service. Given the decline in our wireless internet base in 2004, the end-of-life of the RIM 857 devices and the general availability of next-generation devices that were voice capable from wireless carrier such as T-Mobile and Verizon, we determined that many of the devices registered by our resellers on our network were not likely to be put back in service on our network. As a result, during the fourth quarter of 2004 and the first quarter of 2005 approximately 39,000 user devices were deregistered from our network, of which approximately 30,000 were de-registered by SkyTel Communications, Inc. on December 30, 2004. The de-registration of these user devices did not impact our revenue or our billable and active user devices and we believe that our registered device counts now provide a more accurate representation of user devices held in inventory by our customers that may be put back in service by our customers in the future.

Our website is www.motient.com.

Management and Board Changes Since January 1, 2004

On March 4, 2005, the board of directors elected Barry A. Williamson to serve as a member of the board.

On February 28, 2005, Peter Aquino resigned from the board of directors.

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

On February 10, 2004, our board of directors and Walter V. Purnell, Jr. mutually agreed to end his employment as president and chief executive officer of Motient and all of its wholly owned subsidiaries. Concurrently, Mr. Purnell resigned as a director of such entities and of Mobile Satellite Ventures L.P., or MSV, and all of its subsidiaries.

History

Motient was formed in 1988 under the name "American Mobile Satellite Corporation" to construct, launch and operate a mobile satellite services system to provide a full range of mobile voice and data services via satellite to land, air and sea-based customers subject to local regulation. During 1995, we successfully launched our first satellite and initiated commercial voice service. In late 1996, we expanded our mobile data business through the acquisition of Rockwell International Corporation's dual mode mobile messaging and global positioning and monitoring service for commercial trucking fleets.

In March 1998, we acquired Motient Communications, formerly ARDIS Company, from Motorola and combined the ARDIS terrestrial-based business with our satellite-based business to offer a broad range of integrated end-to-end wireless solutions through two network configurations, either a "satellite-only" service network or a "multi-mode" terrestrial and satellite service network.

Following operation of a joint network for three years, we decided to base our business primarily on the terrestrial network and make the satellite available to a joint venture. Motient's satellite and related assets and business were sold on November 26, 2001 to MSV.

Mobile Satellite Ventures

Business

MSV is a provider of mobile satellite-based communications services. MSV uses two satellites to provide service, which allow customers access to satellite-based wireless data, voice, fax and dispatch radio services almost anywhere in North and Central America, northern South America, the Caribbean, Hawaii and in various coastal waters.

MSV is also developing a next-generation system, a hybrid satellite/terrestrial wireless network over North America that MSV expects will utilize new satellites working with MSV's patented "ancillary terrestrial component" technology. MSV will be able to deploy terrestrial two-way radio network technology in thousands of locations across the United States, allowing subscribers to integrate satellite-based communications services with more traditional land-based wireless communications services. MSV is headquartered in Reston, VA, with an office in Ottawa, ON, Canada.

MSV is structured as a limited partnership, of which Motient is one of the limited partners. Motient holds a proportionate ownership interest in the corporate general partner. Motient has certain rights to appoint directors to the sole general partner of the limited partnership, but does not have any direct or indirect operating control over MSV. As of March 1, 2005, we have a 49% direct and indirect interest in MSV.

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

Through November 2001, MSV used our satellite network to conduct research and development activities. On November 26, 2001, we sold the assets comprising our satellite communications business to MSV. In consideration for our satellite business assets, we received the following:

o    a $24.0 million cash payment in June 2000;

o a $41.0 million cash payment paid at closing on November 26, 2001, net of $4.0 million retained by MSV related to our sublease of real estate from MSV; and

o    a five-year, $15.0 million note.

In this transaction, TMI Communications and Company, Limited Partnership, or TMI, a Canadian satellite services provider, also contributed its satellite communications business assets to MSV. In addition, Motient purchased a $2.5 million convertible note issued by MSV as part of this transaction, and certain other investors, including a subsidiary of Rare Medium, purchased a total of $52.5 million of MSV convertible notes. On August 12, 2002, we purchased an additional $957,000 of MSV convertible notes. At December 31, 2002, on a fully diluted basis, Motient owned approximately 25.5% of the equity of MSV, assuming certain other investors fully exercised their option to make additional investments in MSV as a result of the FCC's ATC approval process described more fully below.

On August 21, 2003, two investors in MSV (excluding Motient) invested an additional $3.7 million in MSV in exchange for Class A preferred units of limited partnership interests in MSV. MSV used the proceeds from this investment to repay other indebtedness that was senior in its right of repayment to Motient's promissory note. Under the terms of the amended and restated investment agreement, these investors also had the option of investing an additional $17.6 million in MSV.

On April 2, 2004, an additional $17.6 million investment in MSV was consummated. Of the proceeds, $5.0 million was used to repay certain outstanding indebtedness of MSV, including $2.0 million of accrued interest under the $15.0 million promissory note issued to Motient by MSV. The remainder of the proceeds from this investment was used for general corporate purposes by MSV. Motient was required to use 25% of the $2 million it received in this transaction, or $500,000, to make prepayments under its existing notes owed to Rare Medium Group, Inc. and Credit Suisse First Boston. As of the closing, Motient's percentage ownership of MSV was approximately 29.5% (assuming conversion of all outstanding convertible notes).

On November 12, 2004, we acquired approximately 5.4 million MSV limited partnership units, and a corresponding number of shares in MSV's general partner, Mobile Satellite Ventures GP Inc. ("MSV GP"). These units consist of
4.2 million units purchased for $125 million in cash and 1.2 million units received for the cancellation of our $15 million principal note (and all accrued interest thereon) issued by MSV and the conversion of $3.5 million of convertible notes issued by MSV (including the cancellation of the accrued interest on such convertible notes). In connection with our investment, the other limited partners of MSV exchanged their outstanding notes (but not generally the accrued interest thereon), and one limited partner contributed an additional $20 million of cash, for limited partnership units and a corresponding number of MSV GP shares. Such investments and conversions increased Motient's ownership of MSV from 29.5% (assuming conversion of all outstanding convertible notes) to 38.6%.

On February 9, 2005, Motient entered into a merger agreement with Telcom Satellite Ventures Inc. and Telcom Satellite Ventures II Inc. and simultaneously consummated the transactions contemplated thereby, pursuant to which Telcom merged with and into MVH Holdings Inc., a direct and wholly-owned subsidiary of Motient, in a tax free reorganization in which MVH is the surviving company. In exchange for 2,296,835 MSV limited partnership units held by the Telcom entities, Motient issued to Telcom's stockholders 8,187,804 shares of its common stock.

Concurrently with this merger, Motient (through MVH) also purchased 373.7 shares of common stock of Spectrum Space Equity Investors IV, Inc. and two other related entities, representing approximately 66.3% of the outstanding common stock of each of such entities, and 221.2 shares of common stock of Columbia Space Partners, Inc. and two other related entities, representing approximately 27.8% of the outstanding common stock of such entities. In total, Motient issued to the Spectrum entities and Columbia entities a total of 4,516,978 shares of Motient common stock in a private placement in exchange for indirect ownership through the Spectrum and Columbia entities of 1,267,098 MSV units.

At the consummation of these transactions, Motient's direct and indirect ownership of MSV was approximately 49%. Motient does not control MSV and accounts for its investment under the equity method.

MSV's Next-Generation Communications System: ATC

In February 2003, the FCC adopted an order governing ancillary terrestrial component, or ATC, technology, giving mobile satellite operators broad authority to use their assigned spectrum to operate an ATC. ATC technology allows a wireless provider to use satellite communications technology in conjunction with more traditional land-based wireless communications technologies, allowing a user to utilize a signal from both satellite and terrestrial locations, depending on a variety of technical and cost concerns. ATC can enhance satellite availability, efficiency and economic viability by terrestrially reusing at least some of the frequencies that are allocated to the satellite systems. An appeal of this decision has been filed before a federal court. We cannot predict the outcome of this pending appeal.

Without ATC, it may be challenging for mobile satellite systems to reliably serve densely populated areas, because the satellite's signal may be blocked by high rise structures and may not penetrate into buildings. As a result, the satellite spectrum may be underutilized or unused in such areas. The use of ATC retransmission can reduce or eliminate this problem.

The ATC Order established a set of preconditions and technical limits for ATC operations, as well as an application process for ATC approval of the specific system incorporating the ATCs that the licensee intends to use. On November 18, 2003, MSV filed an application with the FCC to expand the use of its L-band spectrum and construct its next-generation hybrid network with ATC. On November 8, 2004 the FCC issued an order granting MSV the first ATC license ever granted by the FCC. The FCC also approved several of MSV's waiver requests, allowing MSV to further enhance its service coverage, but it specifically deferred its ruling on other MSV waiver requests. The order sets forth various limitations and conditions necessary to the use of ATC by MSV, but there can be no assurances that such conditions will be satisfied by MSV, or that such limitations will not be unnecessarily burdensome to MSV. One of MSV's competitors has asked the FCC to review the November 8, 2004 decision. We cannot predict the outcome of this review. On February 25, 2005, the FCC issued a revised set of rules following a detailed multi-year process for the use of ATC. The rules expanded the technical and operational flexibility of ATC Services allowing for greater capacity in both the uplink and downlink directions. These rules are subject to challenge at the FCC or before a federal court.

MSV's Spectrum Assets

MSV, together with Mobile Satellite Ventures (Canada) Inc., licensed by Industry Canada, has access to more than 25 MHz of L-band spectrum that is authorized for use in every market in North America. The L-band spectrum is positioned within the range of frequencies used by terrestrial wireless providers in North America. In addition to its L-band spectrum, MSV has certain rights to receive nationwide spectrum in the S-band (2 GHz range) from its affiliate, TMI Communications and Company, Limited Partnership, or TMI, as a result of authorizations from the FCC and Canada's regulatory authority. The S-band authorizations contain certain conditions and require the satisfaction of certain satellite construction and other milestones. Additionally, the amount of the S-band spectrum that can be utilized by any one operator is contingent upon the number of remaining authorized operators in the band as determined by their respective ability to meet construction and other milestones. There can be no assurance that such conditions and milestones will be satisfied. Also, the transfer of the S-band authorizations to MSV is subject to approval by the FCC and Canadian regulatory authority.

For additional information regarding MSV, please see the financial statements of MSV beginning on page M-1.

Fresh Start Accounting

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

Upon effectiveness of the Plan, the ownership of Motient changed significantly, with creditors becoming the new owners of substantially all of the equity of Motient. Under the Plan, holders of the senior notes exchanged the principal amount of their notes and all accrued interest thereon for shares of our common stock. In addition, certain of our trade creditors received shares of our common stock in settlement of their claims. All then outstanding shares of our pre-reorganization common stock and all unexercised options and warrants were cancelled. Holders of our pre-reorganization common stock received warrants to purchase an aggregate of approximately 1,496,512 shares of common stock. These warrants never vested and therefore they expired on May 1, 2004. Additionally, our certificate of incorporation and bylaws were amended and restated. Our restated certificate of incorporation authorizes Motient to issue up to 100 million shares of common stock and up to 5 million shares of preferred stock.

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

Motient's Business Strategy

Motient's objective is to use its enterprise wireless data experience to continue to penetrate the large markets for mobile data communications services and solutions and wireless telemetry applications while keeping costs under control. To meet these objectives, we intend to:

Focus Growth Efforts on iMotient Solutions Service Platform. In December 2004, we launched a new set of products and services designed to provide seamless wireless data solutions to our customers over multiple networks called iMotient Solutions(TM). iMotient allows Motient's customers to use multiple networks via a single connection to Motient's back-office systems, providing a one-source alternative for development, device management and billing across multiple networks, including but not limited to GPRS, 1XRTT, and DataTac. Once connected to iMotient, customers will receive proprietary applications and services that reduce airtime usage, improve performance and reduce costs. As part of the iMotient Solutions platform, in addition to selling wireless services that use our own network, we are also a reseller of airtime on the Cingular and Sprint wireless networks. These reseller agreements allow us to sell and promote applications and solutions to enterprise accounts on networks with greater capacity than our own, while still maintaining a direct relationship with the customer, since "back office" functions like customer support, application design and implementation and billing, among other support services are handled by Motient.

Focus Growth Efforts for the DataTac Network on Network Efficient Applications. Certain applications have key attributes that make them an efficient use of the Motient DataTac network. Applications such as wireless point-of-sale and transportation and dispatching applications (found in industries such as transportation, trucking and credit card processing) typically have small bandwidth requirements and can be designed to utilize the network on a 24 hours per day, 7 days per week basis, thus smoothing loading requirements and optimally using our existing capacity. We believe that these kinds of applications are poised for significant growth and that this growth can be accommodated efficiently on the existing Motient DataTac network, and we have signed agreements with several resellers that specialize in these kinds of applications. This focus could also allow for some excess capacity to be removed from our DataTac network in the future, which would reduce our operating costs.

Leverage Motient's Expertise in Selling and Provisioning Complete Wireless Data Solutions for Business Customers. A key strategic asset of Motient is its experienced sales, customer care and technical support team. This team is qualified to sell complete wireless data solutions, rather than simply devices and network airtime, that may include network services that utilize more than Motient's core terrestrial network, such as customer support and business services.

Develop New Wireless Applications to Increase Demand and Revenue Per Subscriber. Motient intends to exploit the market potential of its wireless network by working with other companies to develop additional innovative wireless applications. As market acceptance and demand for wireless email grows, Motient believes users will demand an increasing variety of Internet-based content and services. Motient currently offers content-based services for use with its eLink service provided by GoAmerica and Notify Inc.

Leverage Distribution Resources of Strategic Resellers. To penetrate target markets without significant direct sales and marketing expenses, Motient has signed a number of strategic alliances with various industry leaders. Motient intends to leverage the relationships, marketing and distribution resources and large existing customer bases of these resellers to reach significantly more potential customers than Motient would be able to address on its own. Motient has a roster of resellers and resale contracts with third parties, including SkyTel Communications, Inc., Metrocall Wireless, Inc., Geologic Solutions (formerly Aether Systems, which purchased our transportation assets in November
2000), Research In Motion, Ltd. and Earthlink, Inc., among others. Motient has also entered into agreements with a number of device manufacturers, resellers and software vendors to develop and offer a variety of specialized applications, including heating, ventilation and air conditioning, commonly known as HVAC, system monitoring, energy meter reading, office and vending machine automation and wireless point-of-sale applications such as credit card processing. Motient plans to continue to seek new strategic distribution channels that will enable it to more fully penetrate its existing markets and access potential new markets. In addition, Motient intends to exploit cross-selling opportunities using some of its existing large corporate customers in the future.

Effectively Manage the Anticipated Migration of our Mobile Internet Segment Customers. Due to the emergence of high-bandwidth competitive data networks, and with additional voice service capabilities, as well as limitations on the number of available mobile internet user devices, primarily as a result of Research In Motion's decision in 2003 to discontinue the RIM 857 product line on our DataTac network, we are implementing initiatives to manage the migration of these customers to next-generation network solutions. These initiatives include supporting customer migration efforts by referring these customer relationships to T-Mobile through our sub-dealer agreements with RACO Wireless or otherwise through eAccess Solutions, Inc. This allows us to continue to support our customers' needs, while also generating revenue from these customers. This migration of customers could also allow for some excess capacity to be removed from our network, which would reduce our operating costs.

Work With Vendors to Develop Less Expensive and More Functional User Devices to Address Competition and Increase Demand for its Services. Motient plans to continue to work with vendors to develop new generations of user devices and applications that combine improved functionality and convenience at a lower price. Motient also plans to continue to incorporate inexpensive, off the shelf software or free software in its services. Motient believes that lower price points will help accelerate the acceptance and adoption of its services in its traditional markets and will also enable Motient to better penetrate its targeted new wireless markets. By working with suppliers and by making strategic software and hardware investments, Motient has lowered the total cost of ownership of its products. At the same time, Motient has improved the functionality of its devices and made them smaller and more convenient.

Take Advantage of Motient's Professional Service and Back-Office Capabilities to Potentially Generate New Revenue Opportunities. Motient has deployed comprehensive and customized wireless data communications solutions for businesses for over a decade. These wireless data communications solutions have often required specialized billing, data switching requirements and inventory and reporting requirements, among other customized back-office capabilities. With our new iMotient platform, these professional services and back-office capabilities can be customized to satisfy existing and new customers on Motient's network or alternative networks. Motient believes that these professional services and back-office capabilities can be positioned as network or carrier agnostic and thus provide customers potentially expansive network capabilities and service at the lowest cost.

Rationalize Cost Structure & Improve Network Utilization. Motient plans to rationalize its network infrastructure by focusing on market segments that are most appropriate for its technology. We intend to focus on the markets identified above because we believe that this will enable us to grow our revenues while also reducing the operating cost of our network, because these markets are less demanding on our network.

Motient's Wireless Service Offerings

General

Motient sells wireless devices, airtime and applications. Our wireless data applications include wireless email, wireless internet and intranet access, wireless faxing, paging and peer-to-peer communications, wireless asset tracking and dispatching, and wireless point-of-sale and data monitoring applications. Motient supports 8 types of devices from 8 different manufacturers for use on our network. These devices include Research In Motion handheld devices, ruggedized laptops, handheld digital assistants and wireless modems for personal computers, or PCs. Motient has also developed proprietary software and has engaged a variety of other software firms to develop other "middleware," to assist its customers' development efforts in connecting their applications to our network. Also, a number of off-the-shelf software packages enable popular email software applications on Motient's network.

Motient also has agreements with Sprint and Cingular to resell airtime subscriptions and communications devices for use on their next generation high-speed networks for wireless data communications services. In doing so, Motient believes we will be able to enhance our sales performance by offering enterprise customers a full array of technology solutions that meet their needs, independent of the network.

iMotient Solutions

In December 2004, we announced the creation of iMotient Solutions(TM) and that we are a reseller of airtime on the Cingular and Sprint wireless networks. These reseller agreements allow us to sell and promote wireless data applications and solutions to customers using networks that are more modern, and therefore have greater capacity, than our own DataTac network, while still maintaining a direct relationship with the customer, since "back office" functions like customer support, application design and implementation and billing, among other things, are handled by Motient.

The iMotient Solutions set of products and services allows Motient's customers to use these multiple networks via a single connection to Motient's back-office systems, providing a one-source alternative for software and application development, device management and billing across multiple networks, including but not limited to GPRS, 1XRTT and DataTac networks. Once connected to iMotient, customers will receive our proprietary applications and services that reduce airtime usage, improve performance and reduce costs.

Wireless Internet

Motient offers a variety of wireless email solutions for its network, including its own eLink wireless e-mail applications, as well as Research In Motion's, or RIM's, BlackBerry(TM) wireless solution for use on its own network.

Motient's eLink and BlackBerry(TM) applications for use on Motient's DataTac network are generally used on wireless handheld devices manufactured by Research In Motion, including the RIM 850 and RIM 857 wireless handhelds. Production of the RIM 850 and RIM 857 wireless handhelds has been discontinued by Research in Motion, as they cannot offer many of the features, like voice capability, that the newer RIM devices can. For these reasons, we do not anticipate significant future sales of these wireless internet devices, applications and services. In addition, due to the competitive nature of this market segment from wireless carriers with greater financial resources than our own, we expect this revenue segment to decline in the future as customers migrate to alternative networks.

Motient can offer its customers an opportunity to utilize T-Mobile's GPRS network for their wireless email solutions via its sub-dealer agreement with RACO Wireless, Inc., a T-Mobile master dealer. T-Mobile's network can support newer devices from RIM that are voice capable, among other things. Motient also can offer its customers access to other alternative networks through its agreement with eAccess Solutions, Inc.

We are currently exploring ways to offer comparable wireless email solutions utilizing our iMotient Solutions platform in order to expand sales in this market segment. There is no assurance that we can be successful in these efforts and we may not be able to offer comparable competitive products.

Field Service Applications

In the field service market, long-standing customers, such as IBM, use Motient's wireless network, wireless applications and professional support services and back-office capabilities to enable their mobile field service technicians to stay connected. For these and other field service customers, Motient also provides critical professional support service and back-office functionality tailored to our customers' respective communications requirements, such as specialized billing, data switching, inventory tracking, customer support and reporting.

The iMotient Solutions set of products and services will allow Motient to expand sales in this market segment by using the coverage and capacity of multiple networks.

Transportation and Shipping

In the transportation and shipping market, customers take advantage of Motient's network, data switching and routing capabilities and professional support services and back-office capabilities to provide effective communications solutions to transportation and shipping fleets and other similar mobile customers. For these and other transportation and shipping customers, Motient also provides critical professional support service and back-office functions tailored to our customers' respective communications requirements, such as specialized billing, data switching, inventory tracking, customer support and reporting.

The iMotient Solutions set of products and services will allow Motient to expand its market presence in this vertical channel while leveraging the coverage and capacity of multiple networks.

Telemetry

Telemetry involves the transmission of generally small amounts of data from a remote device to a master collection or monitoring point. The data may be stored in a mobile device and then transmitted when necessary or cost-effective. Motient has signed agreements with a variety of resellers, device manufacturers and software vendors in this market. We have also signed agreements with several application service providers to develop and offer a variety of customer-driven telemetry applications.

Applications include HVAC system monitoring, wireless point-of-sale systems, energy monitoring, vending and office machine automation and security/alarm monitoring. We believe that our expansive wireless network and telemetry experience will allow us to provide cost-effective and comprehensive solutions for these communication requirements.

The iMotient Solutions set of products and services will allow Motient to expand sales in this market segment by using the coverage and capacity of multiple networks.

Pricing of Services

Motient's customers are generally charged a monthly access fee or minimum usage fee. Unless on a flat rate plan, users also pay for usage depending on the number of kilobytes of data transmitted. Motient's pricing plans offer a wide variety of volume packaging options, consistent with customer demand and market conditions, from flat-rate plans to per message or per kilobyte plans. In certain cases, primarily as it relates to strategic resellers, a percentage of these subscriber units do not become revenue producing for up to several months from initial registration on the network.

Motient's Customers

As of December 31, 2004, there were approximately 132,000 user devices registered on Motient's network, with 107,000 in a billable status and 77,000 with active usage. Motient's customer base consists of large corporations in the following market categories:



                                                     Percentage of
              Market Categories                      Billable Units
              -----------------                      --------------
     Transportation and package delivery                      39%
     Field service                                             7
     Telemetry and point of sale                              21
     Wireless internet or email                               33
                                                            ----
     Total                                                  100%
                                                            ====



For the year ended December 31, 2004, four customers accounted for approximately 40% of Motient's service revenue, with one of those customers, SkyTel, accounting for more than 22%. The loss of one or more of these customers, or any event, occurrence or development, which adversely affects Motient's relationship with one or more of these customers, could harm Motient's business. The contracts with these customers are generally multi-year contracts, and the services provided pursuant to such contracts are generally customized applications developed to work solely on Motient's network.

UPS, Motient's second largest customer for the year ended December 31, 2003 and tenth largest customer for the year ended December 31, 2004, substantially completed its migration to next generation network technology in the first six months of 2003, and its monthly airtime usage of Motient's network declined significantly. Consequently, the revenue and cash flows generated by UPS declined significantly. While Motient expects that UPS will remain a customer for the foreseeable future, there are no minimum purchase requirements under Motient's contract with UPS and the contract may be terminated by UPS on 30 days' notice. As of December 31, 2004, UPS had approximately 4,700 user devices actively passing traffic units on Motient's network.

In addition, due to a separate arrangement entered into in 2002 under which UPS prepaid for network airtime to be used by it in 2004 and beyond, we do not expect that UPS will be required to make any cash payments to us through 2006 for service to be provided through 2006. As of December 31, 2004 the value of our remaining airtime service obligations to UPS in respect of the prepayment was approximately $4.0 million. If UPS terminates its contract with Motient, any remaining prepayment would be required to be repaid.

Marketing and Distribution

Motient markets its wireless services through strategic distribution resellers and its direct sales force.

Strategic Alliances and Resellers

To penetrate new wireless data markets, which Motient believes have significant growth potential, we have signed contracts for a variety of strategic alliances, including with industry leaders. Motient intends to use the marketing and distribution resources and large existing customer bases of these resellers to address significantly more potential customers than Motient would be able to address on its own.

Motient is continuing to seek additional strategic distribution channels to help us move forward with our plan to more fully penetrate our existing markets and access potential new markets on an incremental basis.

Furthermore, Motient has broadened its product line by entering into agreements with Sprint and Cingular to include their next generation high-speed data services in Motient's product offerings. By doing so, Motient believes that it will be able to market itself as a "one-stop shop" for a full array of technology and product offerings, not just those products operating on the Motient network.

Direct Sales Force

Motient has a direct sales force that is experienced in selling its various wireless services. Prior to making a buying decision, a majority of Motient's potential customers exercise a due diligence process where competitive alternatives are evaluated. Motient's employees often assist in developing justification studies, application design support, hardware testing, planning and training. Motient's internal sales force has been key to its ability to convey customer feedback to its product management team, enabling Motient to identify and develop new product and service features. Motient's internal sales force is also supported by technical project managers that assist customers to assess, design and implement their wireless data need and solutions.

Motient's Network

Motient's two-way wireless radio data network provides a wide range of mobile data services. Users of Motient's network access it through subscriber units that may be portable, mobile or stationary devices. Subscriber units receive and transmit wireless data messages to and from terrestrial radio transmitters/receivers, known as base stations, which are located on various leased antenna sites across the United States. Terrestrial messages are then routed to their destination via leased communications circuits and data switches that Motient owns, which connect to the public data network.

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

Equipment and Supplier Relationships

Motient has contracts with a variety of vendors to supply devices designed to meet the requirements of specific end-user applications on its DataTac network. Motient continues to pursue enhancements to these devices that will result in additional desirable features and reduced cost of ownership. Although many of the components of its products are available from a number of different suppliers, Motient relies on a relatively small number of key suppliers for devices for its DataTac network. The devices used with Motient's services generally are subject to various product certification requirements and regulatory approvals before they are delivered for use by its customers. There are currently eight types of subscriber units available from eight different manufacturers that can operate on Motient's terrestrial network. Examples of portable subscriber units include ruggedized laptop computers, small external modems, handheld or palmtop "assistants" and pen-based "tablets." Motient is also working with other device manufacturers and software developers to bring its network services to other existing popular PDA and wireless email platforms.

Under our iMotient Solutions platform and our reseller agreements with Cingular and Sprint, we have access to a variety of vendors to supply devices designed to meet the requirements of specific end-user applications. These vendors have certified devices for use on either or both of the Cingular or Sprint networks, and we are able to use any certified device that supports GPRS data on Cingular or any 1XRTT device certified on Sprint's network.

AT&T Corp. provides network telecommunications services, including a nationwide wireline data network, and leased sites which house regional switching equipment for Motient's terrestrial network. Motient also has a relationship with AT&T as Motient's vendor for switched inbound and outbound public switched telephone network services, which connect Motient's network to the public telecommunications network.

Motient's terrestrial DataTac network, and certain of its competitive strengths such as comparatively strong in-building penetration, is based upon single frequency reuse technology. Motorola holds the patent for the single frequency reuse technology. Motient has entered into several agreements with Motorola historically under which Motorola provided certain continued support for the terrestrial network infrastructure, and ongoing maintenance and service of the terrestrial network base stations. We do not currently have any service agreement with Motorola.

Competition

The wireless communications industry is highly competitive and is characterized by constant technological innovation. Motient competes by providing access to multiple networks, broad geographic coverage, deep in-building penetration, demonstrated reliability and experience in designing and implementing software and other wireless applications for enterprise customers. These features distinguish Motient from the competition. Motient's wireless solutions are used by businesses that need critical customer and operational information in a mobile environment. Motient offers multiple business lines and competes with a variety of service providers, from small startups to Fortune 500 companies. Motient's competitors include service providers in several markets--dedicated mobile data, PCS and cellular, narrowband PCS/enhanced paging and emerging technology platforms. Motient's agreements with Sprint and Cingular are not exclusive and other wireless services providers have similar agreements with these carriers.

Employees

On December 31, 2004 and March 15, 2005, Motient had 95 and 94 employees, respectively. None of Motient's employees are represented by a labor union. Motient considers its relations with its employees to be good.

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

The FCC's universal service fund supports the provision of affordable telecommunications to high-cost areas and the provision of advanced telecommunications services to schools, libraries, and rural health care providers. Under the FCC's current rules, end-user revenues derived from the sale of information and other non-telecommunication services and certain wholesale revenues derived from the sale of telecommunications services are not subject to universal service fund obligations. Generally, Motient is not required to contribute to the universal service fund. Current rules also do not require that Motient impute to its contribution base retail revenues derived when it uses its own transmission facilities to provide a service that includes both information service and telecommunications components. There can be no assurances that the FCC will retain the exclusions described herein or its current policy regarding the scope of a carrier's contribution base. Motient may also be required to contribute to state universal service programs. The requirement to make these state universal service payments, the amount of which in some cases may be subject to change and is not yet determined, may have a material adverse impact on the conduct of Motient's business.

Motient is subject to the Communications Assistance for Law Enforcement Act, or CALEA. Under CALEA, Motient must ensure that law enforcement agencies can intercept certain communications transmitted over its network. Motient must also ensure that law enforcement agencies are able to access certain call-identifying information relating to communications over Motient's network. The deadline for complying with the CALEA requirements and any rules subsequently promulgated was June 30, 2002. Based on discussions with Federal law enforcement agencies regarding the applicability of CALEA's provisions to Motient, we do not believe that our network, which uses packet data technology, is subject to the requirements of CALEA. At the suggestion of Federal law enforcement agencies, we have developed an alternative methodology for intercepting certain communications over our network for the purposes of law enforcement surveillance. We believe this alternative methodology has substantially the same functionality as the standards provided in CALEA. It is possible that our alternative methodology may ultimately be found not to comply with CALEA's requirements, or that our interpretation that CALEA does not apply to our network may ultimately be found to be incorrect.

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

Motient's FCC licenses are renewable, site-based, 800 MHz licenses, granted for a term of 10 years. Renewal is granted in the ordinary course for licenses like those which Motient holds.

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

In order to address certain concerns from wireless users in the public safety community, such as fire and police departments, on July 8, 2004, the FCC approved adoption of a reconfiguration plan for the 800 MHz spectrum band. Under the plan, Nextel Communications Inc. will occupy spectrum in the 1.9 GHz band in exchange for, among other things, (1) relocating and retuning public safety licensees in the 800 MHz band, and (2) consolidating its own 800MHz frequencies in the so-called "upper 800" MHz band. On April 8, 2004, Motient filed a request with the FCC asking that the FCC relocate its 800MHz band frequencies into the "Guard Band", which is that portion of the 800 MHz frequency band immediately adjacent to the upper-800 as part of the 800 MHz reconfiguration plan. On August

6, 2004, the FCC released the text of its July 8, 2004 order. The text of the order did not grant Motient's request, but neither did it explicitly deny it. On December 2, 2004, Motient filed comments with the FCC seeking to clarify and implement Motient's original request of April 8, 2004. On December 22, 2004, the FCC clarified that Motient would generally be allowed, subject to certain conditions, to move its 800 MHz frequencies to the upper-800 MHz band. Motient cannot assure you that its operations will be not affected by the adoption or implementation of this order or any subsequent addenda.

As a result of our ongoing network rationalization efforts, our 800 MHz FCC licenses may be lost in markets to which we are discontinuing service. We believe that the value of our FCC licenses in these smaller markets is very small compared to the value of our FCC licenses in the top 40 MSAs. While we are taking steps to avoid this possibility, and while we believe that any such losses would not be material to our business, we can provide no assurance that any such losses would not negatively impact our business.

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

Risk Factors

An investment in our common stock involves risks. Any of the following risks, as well as other risks and uncertainties, could harm our business and financial results and cause the value of our securities to decline, which in turn could cause investors to lose all or part of their investment in us. The risks below are not the only ones we face. Additional risks not currently known to us, or that we currently deem immaterial also may impair our business.

We have undergone significant organizational restructuring and we face substantial operational challenges.

We have been forced to take material actions to reduce operating costs and preserve our remaining cash. For example, in February 2004 we effected a reduction in force that reduced our workforce from approximately 166 to 112 employees. The elimination of certain sales and other personnel may have a negative effect on our future revenues and growth prospects and our ability to support new product initiatives and generate customer demand. In addition, over the course of 2004 we removed unneeded capacity across the network by deconstructing under-utilized and un-profitable base stations. In addition, during the first quarter of 2005, Motient initiated a plan to refocus its

DataTac network primarily on the top 40 Metropolitan Statistical Areas (MSAs). This plan involves the decommissioning of DataTac network components and termination of service in previously served MSAs above Top 40. Given the similar coverage profiles of the Cingular and Sprint networks, the significantly increased bandwidth capabilities of these networks relative to DataTac and the concentration of our revenues in the top 40 MSAs, we determined that this plan best allowed us to match our network infrastructure costs with our revenue base, while continuing to meet the needs of as many of our customers as possible. As Motient begins decommissioning its DataTac network outside of the 40 largest MSA, it may be faced with the loss of certain FCC licenses in those areas. Motient anticipates that if it is not able to sell, lease or otherwise monetize these frequencies, it may be forced to return the underlying licenses to the FCC. We have discussed these changes to our network with many of our customers to assist them in evaluating the potential impact, if any, to their respective communications requirements. These reductions in network capacity and coverage may have a negative effect on our future revenues and growth prospects.

We are not and may never be cash flow positive, and our prospects will depend on our ability to control our costs while maintaining and improving our service levels.

We do not generate sufficient cash from operations to cover our operating expenses, and it is unclear when, or if, we will be able to do so. As a result, we have been involved in the process of reducing our expenditures in a variety of areas, including a reduction in the number of our employees, the closure of our Reston facility and the restructuring and reduction of our network. We also have renegotiated several of our key vendor and customer arrangements and continue to aggressively pursue further vendor cost reductions when opportunities arise. We continue to use more cash than we generate from operations. Our prospects will depend in part on our ability to reduce operating costs further and operate more efficiently, while maintaining and improving our service levels.

We will need additional liquidity to fund our operations.

We do not generate sufficient cash from operations to cover our operating expenses, and it is unclear when, or if, we will be able to do so. Even if we begin to generate cash in excess of our operating expenses, we expect to require additional funds to meet capital expenditures and other non-operating cash expenses. We currently anticipate that our funding requirements through 2005 should be met through a combination of various sources, including:

     o    cash on hand

     o cash from a rights offering announced in December 2004, expected to be completed by May or June 2005, and,

     o    cash from the exercise of outstanding options and warrants

There can be no assurance that the foregoing sources of liquidity will provide sufficient funds in the amounts or at the time that funding is required. In addition, if our ability to realize such liquidity from any such source is delayed or the proceeds from any such source are insufficient to meet our expenditure requirements as they arise, we will seek additional equity or debt financing, although such additional financing may not be available on reasonable terms, if at all.

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

We generate a large part of our revenues and cash flows from a small number of customers, and the loss of one or more key customers could result in a significant reduction in revenues and cash flows.

For the year ended December 31, 2004, four customers accounted for approximately 40% of our service revenue, with one of those customers, SkyTel Communications, Inc., accounting for more than 22%. None of these significant customers are obligated to purchase any minimum quantity of airtime, service or hardware from us. There can be no assurance that the revenue generated from our largest customers will continue in future periods. We may lose certain revenues from major customers due to churn and migration to alternative technologies. The loss of one or more of our key customers, a material reduction in such customers' use of our network, or any other event, occurrence or development which adversely affects our relationship with one or more of these customers, could harm our business by reducing revenue and reducing net cash flow from operations.

In addition, United Parcel Service, Inc., or UPS, our second largest customer for the year ended December 31, 2003 and our tenth largest customer for the year ended December 31, 2004, substantially completed its migration to next generation network technology by the end of the second quarter of 2003, and its monthly airtime usage of our network declined significantly. In December 2002 we entered into a separate agreement with UPS under which UPS made a significant prepayment for network airtime service to be provided beginning January 1, 2004. The prepayment was credited against airtime services provided to UPS beginning January 1, 2004, until the prepayment is fully credited. If UPS terminates our contract (which it may do on 30 days' notice), any remaining prepayment would be required to be repaid. Based on the current level of network airtime usage by UPS, we do not expect that UPS will be required to make any cash payments to us through 2006 for service provided through 2006.

Our growth has been curtailed by funding constraints.

We have significantly decreased the amount that we are spending on the maintenance and growth of our operations, network and subscriber base due to our liquidity constraints. We have taken a number of steps to continue to reduce our operating and capital expenditures in order to lower our cash burn rate. Our failure to generate or raise sufficient funds may require us to delay or abandon some of our expenditures, which could harm our business and competitive position.

We face burdens relating to the recent trend toward stricter corporate governance and financial reporting standards.

New legislation or regulations that follow the trend of imposing stricter corporate governance and financial reporting standards, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002, may lead to an increase in our costs of compliance. Beginning with our annual report on Form 10-K for the year ended December 31, 2004, we will be required to file our quarterly and annual reports on an accelerated basis, which we have not been required to do in the past. A failure to comply with these new laws and regulations may impact market perception of our financial condition and could materially harm our business. Additionally, it is unclear what additional laws or regulations may develop, and we cannot predict the ultimate impact of any future changes.

We may not be able to realize value from our investment in MSV due to risks associated with MSV's next-generation business plan.

MSV's next-generation business plan involving the development of a next generation network that combines satellite services with ancillary terrestrial components, or ATC, is novel and without established precedent. Neither MSV nor any other company has developed an integrated hybrid network combining satellite services with ATC, and MSV's success will depend on several factors, including:

     o the ultimate resolution of pending FCC and court proceedings with respect to MSV's L-band license and S-band rights;

     o MSV's ability to effectively make use of spectrum in the S-band and L-band;

     o MSV's ability to structure partnerships to fund its next generation system consistent with various regulations governing ownership and operation of both satellite assets and ATC;

     o MSV's ability to coordinate with other satellite system operators to optimize both its overall spectrum access and the utility of its spectrum for certain wireless protocols;

     o whether the price paid for spectrum in prior transactions is indicative of the future value of MSV's spectrum assets and MSV's ability to effect transactions that realize the value of such spectrum assets;

     o    the supply of available wireless spectrum in the marketplace;

     o MSV's ability to develop and integrate the complex technologies associated with its next-generation system as well as appropriately and effectively manage interference;

     o MSV's ability to develop and deploy innovative network management techniques to permit mobile devices to seamlessly transition between satellite and terrestrial mode;

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

If MSV is unable to implement its next-generation business strategy, our investment in MSV could be materially and adversely affected. For additional information regarding MSV, please see the financial statements of MSV beginning on page M-1.

Motient may have to take actions which are disruptive to its business to avoid registration under the Investment Company Act of 1940.

Motient may have to take actions which are disruptive to its business if it is deemed to be an investment company under the Investment Company Act of 1940. Motient's equity investments, in particular its ownership interests in MSV, may constitute investment securities under the Investment Company Act. A company may be deemed to be an investment company if it owns investment securities with a value exceeding 40% of its total assets excluding cash items and government securities, subject to certain other exclusions. Investment companies are required to register under and comply with the Investment Company Act unless an exclusion or SEC safe harbor applies. If Motient were to be deemed an investment company, it would become subject to the requirements of the Investment Company Act. As a consequence, Motient would be prohibited from engaging in business as it has in the past and might be subject to civil and criminal penalties for noncompliance. In addition, certain of its contracts might be voidable, and a court-appointed receiver could take control of Motient and liquidate its business.

We could lose market share and revenues as a result of increasing competition from companies in the wireless communications industry that have greater resources and name recognition.

We expect to face intense competition in all of our markets, which could result in a loss of customers and lower revenues and could make it more difficult for us to enter new markets. Our competitors include service providers in several markets -- dedicated mobile data, personal communications service, or PCS, narrowband PCS/enhanced paging and emerging technology platforms. The growth in wireless data opportunities has led traditional hardware manufacturers and software developers to invest in technologies that will allow the migration of core products and services to a mobile environment.

Our wireless internet service competes with a variety of services that offer two-way messaging and personal digital assistant, or PDA, functionality on small, portable devices. Most of these competing services are better established in the marketplace, and many competitors have substantially greater financial, technical, marketing, sales, distribution and other resources than we have. Our agreement with Research In Motion permits us to market the BlackBerry(TM) service in the United States on the Motient network. These and other firms may enter the markets where we focus our sales efforts, which may create downward pressure on the prices for our services and negatively impact our returns. Many of the existing and potential competitors have financial and other resources far greater than those of Motient. In addition, continuing consolidation in the communications industry may strengthen existing competitors or give rise to significant new competitors, which would threaten our business.

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

A key element of our strategy is to develop and capitalize on distribution relationships with leading companies who can provide access to significant numbers of potential customers in our target markets. For example, Motient has reseller agreements with SkyTel, Metrocall, Geologic Solutions and Earthlink, as well as Research In Motion. Because we are relying on these distribution companies to enable us to acquire subscribers, our success in penetrating our targeted markets will depend, to a large extent, on the efforts of these distribution companies, as well as future distribution companies. The rollout of sales efforts by these distribution companies may be subject to delays, some of which may be outside of our control. Some of our resellers have experienced significant financial difficulties in recent periods. Our inability to fully capitalize on our third party distribution agreements, the termination of or failure to renew any of these agreements, or our inability to enter into similar distribution relationships with other leading companies could reduce our access and exposure to potential customers.

We expect to maintain a limited inventory of devices to be used in connection with our wireless internet service, and any interruption in the supply of such devices could significantly harm our business.

We depend on independent vendors to develop and manufacture wireless communications devices for our networks, which are significant elements of our business plan because most of our services require these devices. Numerous vendors manufacture devices that can be utilized on the Cingular and Sprint networks that can be offered to Motient's current and future customers through our iMotient Solutions(TM) platform.

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

Our wireless communications business depends on technical knowledge, and we believe that our future success is based, in part, on our ability to keep up with new technological developments and incorporate them in our products and services. We own or have the right to use certain of our work products, inventions, designs, software, systems and similar know-how. While we have taken steps to diligently protect that information, there is no assurance that the information will not be disclosed to others or that others will not independently develop similar information, systems and know-how. Protection of our information, systems and know-how may result in litigation, the cost of which could be substantial. There is also no assurance that third parties will not assert claims that our products or services infringe on their proprietary rights.

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

Motient's ownership and operation of wireless communication systems are subject to significant regulation by the FCC under authority granted by the Communications Act of 1934 and related federal laws. There is no assurance that the rules and regulations of the FCC will continue to support our operations as presently conducted. A number of Motient's licenses are subject to renewal by the FCC. We cannot guarantee that all existing licenses will be renewed and that the requisite frequencies will be coordinated. Moreover, the recent changes to our wireless network specifically the future discontinuance of service to certain smaller markets, may result in the loss of our FCC licenses in such markets. Current federal law requires prior FCC approval of greater than 25% ownership of Motient by citizens or entities of foreign countries, which could limit the value of our common stock.

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

Sales of substantial amounts of common stock, or the perception that such sales could occur, could adversely affect the prevailing market price of the common stock and our ability to raise capital. We have announced a rights offering, pursuant to which we may sell up to 2.5 million shares of common stock at $8.57 per share.

We may issue additional common stock in future financing transactions or as incentive compensation for our executives and other personnel, consultants and advisors. Issuing any equity securities would be dilutive to the equity interests represented by our then-outstanding shares of common stock. The market price for our common stock could decrease as the market takes into account the dilutive effect of any of these issuances. Any additional issuance of equity by Motient would also be subject to certain pre-emptive rights held by the investors in Motient's April, July and November 2004 private placements. Finally, if Motient decides to file a registration statement to raise additional capital (other than the rights offering mentioned above), some of Motient's existing stockholders hold piggyback registration rights that, if exercised, will require Motient to include their shares in the registration statement. Any of these conditions could adversely affect Motient's ability to raise needed capital.

Rights Offering

On November 22, Motient announced that it will issue to each of its stockholders of record one right for each share of Motient common stock held as of the close of business on December 17, 2004. Each right will entitle any holder that did not participate in the April, July or November 2004 private placement to purchase 0.103 shares of its common stock at a price of $8.57 per share, with fractions rounded up to the next whole share. A maximum of 2.5 million shares may be sold in the Rights Offering, generating maximum aggregate proceeds of approximately $21.4 million.

The rights will be non-transferable and will expire if not exercised within the exercise period. The rights will not be exercisable until the registration statement covering the rights and the shares of underlying common stock is declared effective by the SEC, and the exercise period will expire 30 days after the rights become exercisable. Motient has not filed a registration statement relating to the rights offering, but intends to do so as soon as reasonably practicable. Motient expects to consummate this rights offering in mid 2005.

The holders of the rights will not have over-subscription rights, and there will be no backstop to purchase unsubscribed shares. Purchasers that purchased shares in the November 12, 2004 private placement of its common stock, which include all purchasers in its April and July 2004 private placements, have waived their right to participate in the rights offering. Motient reserves the right to abandon this rights offering at any time prior to the effectiveness of the registration statement relating to the rights offering, and upon any such abandonment, any and all of the rights previously issued will be cancelled, will no longer be exercisable and will be of no further force or effect.

Item 2. Properties.
-------------------

Motient leases approximately 79,000 square feet for headquarters office space and an operations center in Lincolnshire, IL, the lease for which expires December 31, 2010. On April 1, 2003, Motient subleased approximately 8,500 square feet to a third party under a sublease agreement that expires on December 31, 2005.

Motient also leases site space for over 1,200 base stations and antennae across the country for the terrestrial network under one to five-year lease contracts with varied renewal provisions.

Motient believes that its existing facilities are adequate to meet its needs for the foreseeable future.

Item 3. Legal Proceedings.
--------------------------

In March 2005, Research In Motion Ltd. (RIM) settled an outstanding patent infringement lawsuit related to RIM's BlackBerry handheld device and software, which Motient supports on its DataTac wireless network. As a result of this settlement, RIM and its customers, including Motient, may use the BlackBerry device and software without any further interference from NTP, Inc., the holder of the disputed patents.

On April 15, 2004, Motient filed a claim under the rules of the American Arbitration Association in Fairfax County, VA, against Wireless Matrix Corporation, a reseller of Motient's services, for the non-payment of certain amounts due and owing under the "take-or-pay" agreement between Motient and Wireless Matrix. Under this agreement, Wireless Matrix agreed to purchase certain minimum amounts of air-time on the Motient network. In February 2004, Wireless Matrix informed Motient that it was terminating its agreement with Motient. Motient did not believe that Wireless Matrix had any valid basis to do so, and consequently filed the above mentioned claim seeking over $2.6 million in damages, which amount represents Wireless Matrix's total prospective commitment under the agreement. On May 10, 2004, Motient received notice of a counter-claim by Wireless Matrix of approximately $1 million, representing such amounts as Wireless Matrix claimed to have paid in excess of services rendered under the agreement. In June 2004, Motient reached a favorable out of court settlement, in which Wireless Matrix paid Motient $1.1 million.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2004.

In March 2005, the board voted to propose to the shareholders that Motient's authorized shared be increased from 100 million to 200 million at Motient's next annual meeting.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
--------------------------------------

Our common stock is not listed on any national securities exchange or on the Nasdaq Stock Market. Our common stock has been quoted under the symbol "MNCP" on the Pink Sheets since May 2, 2002.

The following tables set forth for the period indicated the high and low bid prices for our common stock for the periods indicated for 2003, 2004 and 2005.

     ----------------------------------------------------------------------
                              2005                    High          Low
     ----------------------------------------------------------------------
     First Quarter (through March 15, 2005)          $31.45        $21.25
     ----------------------------------------------------------------------
                              2004                    High          Low
     ----------------------------------------------------------------------
     First Quarter                                    $7.45         $4.05
     Second Quarter                                  $14.01         $6.15
     Third Quarter                                   $13.75         $8.40
     Fourth Quarter                                  $23.95         $8.95
     ----------------------------------------------------------------------
                              2003                    High          Low
     ----------------------------------------------------------------------
     First Quarter                                    $4.00         $2.75
     Second Quarter                                   $5.75         $2.00
     Third Quarter                                    $6.35         $4.35
     Fourth Quarter                                   $5.55         $3.50
     ----------------------------------------------------------------------


The high and low sales prices represent the intra-day prices on the Pink Sheets. The quotations represent inter-dealer quotations, without retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

On March 15, 2005, the last reported bid price of our common stock was $25.40 per share on the Pink Sheets. As of March 15, 2005, there were approximately 106 record holders of our common stock.

Dividends

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

Recent Sales of Unregistered Securities

On April 7, 2004, Motient sold 4,215,910 shares of its common stock at a per share price of $5.50 for an aggregate purchase price of $23.2 million to several different investors. The sale of these shares was not registered under the Securities Act of 1933, as amended and the shares may not be sold in the United States absent registration or an applicable exemption from registration requirements. The shares were offered and sold pursuant to the exemption from registration afforded by Rule 506 under the Securities Act and/or Section 4(2) of the Securities Act. In connection with this sale, Motient signed a registration rights agreement with the holders of these shares. Motient also issued warrants to purchase an aggregate of 1,053,978 shares of its common stock to the investors listed above, at an exercise price of $5.50 per share. Because Motient met certain conditions following the issuance of the warrants, they will never vest.

In connection with this sale, Motient issued to Tejas Securities Group, Inc., its placement agent for the private placement, and certain CTA affiliates, warrants to purchase 600,000 and 400,000 shares, respectively, of its common stock. The exercise price of these warrants is $5.50 per share. The warrants are immediately exercisable upon issuance and have a term of five years. Motient also paid Tejas Securities Group, Inc. a placement fee of $350,000 at closing. The fair value of the warrants was estimated at $6.2 million using a Black-Scholes model. The shares were offered and sold pursuant to the exemption from registration afforded by Rule 506 under the Securities Act and/or Section 4(2) of the Securities Act.

On July 1, 2004, Motient sold 3,500,000 shares of its common stock at a per share price of $8.57 for an aggregate purchase price of $30.0 million to multiple investors. The sale of these shares was not registered under the Securities Act and the shares may not be sold in the United States absent registration or an applicable exemption from registration requirements. The shares were offered and sold pursuant to the exemption from registration afforded by Rule 506 under the Securities Act and/or Section 4(2) of the Securities Act. Motient also issued warrants to purchase an aggregate of 525,000 shares of its common stock to the investors listed above, at an exercise price of $8.57 per share. Because Motient met certain conditions following the issuance of the warrants, they will never vest.

In connection with this sale, Motient issued to certain affiliates of CTA and Tejas Securities Group, Inc., its placement agent for the private placement, warrants to purchase 340,000 and 510,000 shares, respectively, of its common stock. The exercise price of these warrants is $8.57 per share. The warrants are immediately exercisable upon issuance and have a term of five years. Motient also paid Tejas Securities Group, Inc. a placement fee of $850,000 at closing. The fair value of the warrants was estimated at $11.6 million using a Black-Scholes model. The shares were offered and sold pursuant to the exemption from registration afforded by Rule 506 under the Securities Act and/or Section 4(2) of the Securities Act.

On November 12, 2004, Motient sold 15,353,609 shares of its common stock at a per share price of $8.57. Motient received aggregate proceeds of $126,397,809, net of $5,182,620 in commissions paid to its placement agent, Tejas Securities Group, Inc. The approximately 60 purchasers included substantially all of the purchasers from the April and July 2004 private placements, as well multiple new investors. The sale of these shares was not registered under the Securities Act and the shares may not be sold in the United States absent registration or an applicable exemption from registration requirements. The shares were offered and sold pursuant to the exemption from registration afforded by Rule 506 under the Securities Act and/or Section 4(2) of the Securities Act. In connection with this sale, Motient signed a registration rights agreement with the holders of these shares. Among other things, this registration rights agreement required us to file and cause to make effective a registration statement permitting the resale of the shares by the holders thereof. Motient also issued warrants to purchase an aggregate of approximately 3,838,401 shares of its common stock to the investors listed above, at an exercise price of $8.57 per share. These warrants will vest if and only if Motient does not meet certain deadlines between January and March 2005 with respect to certain requirements under the registration rights agreement, one of which has already been met, and one of which was not met. Accordingly, 25% of these warrants have vested, and 25% of these warrants will never vest. If the remaining warrants vest, they may be exercised by the holders thereof at any time through November 11, 2009.

On February 9, 2005, Motient entered into a merger agreement with Telcom Satellite Ventures Inc. and Telcom Satellite Ventures II Inc. and simultaneously consummated the transactions contemplated thereby, pursuant to which Telcom merged with and into MVH Holdings Inc., a direct and wholly-owned subsidiary of Motient, in a tax free reorganization in which MVH is the surviving company. In exchange for 2,296,835 MSV limited partnership units owned by the Telcom entities, Motient issued to Telcom's stockholders 8,187,804 shares of its common stock. As the purchasers are all accredited investors, and no general solicitation has occurred, or will occur, as part of the offering and sale of these securities, Motient has relied upon the exemption from registration afforded by Rule 506 under the Securities Act and/or Section 4(2) of the Securities Act.

Concurrently with this merger, Motient (through MVH) also purchased 373.7 shares of common stock of Spectrum Space Equity Investors IV, Inc. and two other related entities, representing approximately 66.3% of the outstanding common stock of each of such entities, and 221.2 shares of common stock of Columbia Space Partners, Inc. and two other related entities, representing approximately 27.8% of the outstanding common stock of such entities. In total, Motient issued to the Spectrum entities and Columbia entities a total of 4,516,978 shares of Motient common stock in a private placement in exchange for indirect ownership of 1,267,098 MSV units. As the purchasers are all accredited investors, and no general solicitation has occurred, or will occur, as part of the offering and sale of these securities, Motient has relied upon the exemption from registration afforded by Rule 506 under the Securities Act and/or Section 4(2) of the Securities Act.

Telcom, Columbia and Spectrum also received warrants exercisable for an aggregate of approximately 952,858 shares of Motient common stock. The warrants have a term of five years and an exercise price equal to $22.50. Each warrant shall become exercisable only as follows: (i) with respect to 35% of the warrant shares, on the date that is 30 days following the closing of the merger, if a registration statement covering the resale of the shares shall not have been filed with the SEC by such date, (ii) with respect to an additional 35% of the warrant shares, on the 60th day after the closing of the merger, if a registration statement covering the resale of the shares shall not have been filed with the SEC by such date, and (iii) with respect to 30% of the warrant shares, on the 180th day after the closing of the Mergers, if a registration statement covering the resale of the shares shall not have been declared effective. As Motient has filed a registration statement covering these shares on February 14, 2005, 70% of the 952,858 warrants will never vest.

No securities were repurchased during the fourth quarter of 2004.

Certain information concerning our equity compensation plans appearing under "Equity Compensation Plan Information" is included in "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" below.

Item 6.  Selected Financial Data.
---------------------------------

The following table summarizes our financial results as of and for the fiscal years ended December 31, 2000 and 2001, the four months ended April 30, 2002, the eight months ended December 31, 2002, and the years ended December 31, 2003 and 2004. The consolidated balance sheet data and the other consolidated statement of operations data are derived from the consolidated financial statements of Motient, which were audited by Ehrenkrantz Sterling & Co. LLC, independent public accounting firm, except for the December 31, 2003 and 2004 balance sheets, which were audited by Friedman LLP, successors-in-interest to Ehrenkrantz Sterling & Co. LLC. All of the financial information for Motient up to and including April 30, 2002 is referred to as "Predecessor Company" results. The financial information for Motient for the periods subsequent to April 30, 2002 are referred to as "Successor Company" results.

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

                      Selected Consolidated Financial Data
                  (Amounts in thousands except per share data)

                                                                                                       Predecessor
                                             Successor Company                                      Company(1)(2)(3)(4)
                                             -----------------                                      -------------------
                                                                   Eight Months   Four Months     (Restated)      (Restated)
                                       Year Ended    Year Ended       Ended          Ended        Year Ended      Year Ended
                                      December 31,   December 31,  December 31,    April 30,      December 31,    December 31,
                                          2004          2003          2002           2002            2001            2000
                                          ----          ----          ----           ----            ----            ----
Revenues                            $    36,880    $    54,485    $    36,617    $    22,373    $    90,265    $    95,756
Operating Loss                          (46,587)       (48,739)       (35,531)       (21,649)      (120,491)      (191,845)
Income (loss) before
reorganization items                    (72,329)       (62,122)       (58,786)       (24,138)      (267,000)      (134,851)
                                    -----------    -----------    -----------    -----------    -----------    -----------

Reorganization items                         --             --           (772)       256,116         (2,497)        (3,035)

Income tax provision                         --             --             --             --             --             --
                                    -----------    -----------    -----------    -----------    -----------    -----------
Net (loss) income                       (72,329)       (62,122)       (59,558)       231,978       (269,497)      (137,886)

XM radio preferred stock
dividend requirement                         --             --             --             --             --         (5,081)

XM beneficial conversion                     --             --             --             --             --        (44,438)
                                    -----------    -----------    -----------    -----------    -----------    -----------

Net (loss) income before
cumulative effect of accounting
change                              $   (72,329)   $   (62,122)   $   (59,558)   $   231,978    $  (269,497)   $  (187,405)


Cumulative effect of change in
accounting principle                         --             --             --             --             --         (4,677)

Net (loss) income attributable
to common shareholders              $   (72,329)   $   (62,122)   $   (59,558)   $   231,978    $  (269,497)   $  (192,082)
                                    ===========    ===========    ===========    ===========    ===========    ===========

Basic and diluted net income
(loss) per common share             $     (2.21)   $     (2.47)   $     (2.37)   $      3.98    $     (5.27)   $     (3.89)
Weighted-average common shares
outstanding during the period -
basic and diluted                        32,771         25,145         25,097         58,251         51,136         49,425
Total assets                            248,080        157,028        202,221        257,401        240,465      1,572,036
Long term liabilities               $       675    $    33,189    $    33,913    $    29,785    $    30,652    $   753,376

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

(3) In June 2000, we formed a joint venture subsidiary, MSV, in which we owned 80% of the membership interests. The remaining 20% interests in MSV were owned by three investors unrelated to Motient; however, the minority investors had the right to participate in certain MSV business decisions that were made in the normal course of business; therefore, in accordance with EITF Issue No 96-16, "Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights", our investment in MSV has been recorded for all periods presented in the consolidated financial statements included in this annual report pursuant to the equity method of accounting. On November 26, 2001, Motient sold the assets comprising its satellite communications business to MSV. For further information, please see Note 1, "Organization and Going Concern" of notes to the consolidated financial statements herein.

(4) In November 2000, Motient sold assets related to its retail transportation business to Aether Systems. Concurrently with the closing of the asset sale, we and Aether Systems entered into two long-term, prepaid network airtime agreements with a total value of $20 million, of which $5 million was paid at closing, pursuant to which Aether Systems agreed to purchase airtime on Motient's satellite and terrestrial networks. Aether Systems also became an authorized reseller of Motient's eLink and BlackBerry(TM) by Motient wireless email service offerings. Aether Systems acquired all of the assets used or useful in the retail transportation business, and assumed the related liabilities. Aether Systems also purchased the existing inventory in the business. For further information, please see Note 1 "Organization and Going Concern" of notes to the consolidated financial statements herein.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
--------------

Overview and Introduction

The following Management's Discussion and Analysis is intended to help the reader understand Motient Corporation. It is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes.

It should also be read and understood in the context of several material accounting issues, namely the effect of fresh-start accounting following our emergence from bankruptcy on May 1, 2002.

Core Wireless Business

We are a nationwide provider of two-way, wireless mobile data services and wireless internet services. We own and operate a wireless radio data network that provides wireless mobile data service to customers across the United States, and we generate revenue primarily from the sale of airtime on this network and from the sale of communications devices to our customers. Our customers use our network and our wireless applications for wireless email messaging and wireless data transmission, enabling businesses, mobile workers and consumers to wirelessly transfer electronic information and messages and to access corporate databases and the Internet. Our network is designed to offer a broad array of wireless data services, such as:

o two-way mobile internet services, including our own eLink(SM) wireless email service and our BlackBerry(TM) by Motient wireless email service, each providing their users with wireless access to a broad range of email and information services to personal consumers and corporate customers;

o wireless data systems used by companies involved in data transmission and processing, used to connect remote equipment, such as wireless point-of-sale terminals, with a central monitoring facility; and

o mobile data and mobile management systems used by transportation and other companies to wirelessly coordinate remote, mobile assets and personnel.

In addition to selling wireless data services that use our own network, we are also a reseller of airtime on the Cingular and Sprint wireless networks. We have reseller agreements with these companies that allow us to sell and promote wireless data applications and solutions to our customers using these networks which are more modern and have greater capacity than our own, while still maintaining a direct relationship with the customer, since "back office" functions like customer support, application design and implementation, and billing, among other support services, are handled by Motient.

These arrangements allow us to provide integrated seamless wireless data solutions to our customers using a variety of networks. In December 2004, we launched a new set of products and services designed to provide these seamless solutions to our customers called iMotient Solutions(TM). iMotient allows Motient's customers to use these multiple networks via a single connection to Motient's back-office systems, providing a single alternative for application and software development, device management and billing across multiple networks, including but not limited to GPRS, 1XRTT and our own DataTac network. Once connected to iMotient, customers will receive our proprietary applications and services that reduce airtime usage, improve performance and reduce costs. As of February 1, 2005, we have not generated any revenues from iMotient Solutions(TM), however, we have recently signed several customer agreements and anticipate generating revenue in the near term. We believe our iMotient Solutions suite of products and services will be our primary source of new revenue for 2005 and beyond, and we are focusing the majority of our development, sales and marketing efforts on this area.

Of our revenues for the year ended December 31, 2004, approximately 50% were generated in connection with our own eLink(SM) wireless email service and our BlackBerry(TM) by Motient wireless email service, our "wireless internet" market segment. These wireless email services are utilized by our customers primarily in conjunction with Research In Motion's RIM 850 and 857 wireless handheld devices. The RIM 850 device is no longer manufactured and on June 26, 2003 Research In Motion provided us with a written End of Life Notification for the RIM 857 wireless handheld device.

Aside from our ability to obtain this hardware, the End of Life Notification by Research In Motion may be considered indicative of the desire of Research In Motion in particular and consumers in general to move to new technologies that cannot be supported on Motient's network, such as wireless handheld devices that are data and voice capable. We expect our revenues from these products will continue to decline, but we will attempt to capture revenue from the migration of our wireless internet customers to newer technologies through our reseller agreements with RACO Wireless, Inc. and eAcess Solutions, Inc. which allows us to receive a one-time commission for signing up customers to use alternative network providers wireless internet service. We are also exploring alternatives ways to provide comparable wireless internet services, using either our DataTac network or our iMotient Solutions(TM) platform, however if we are unsuccessful in these efforts, our wireless internet revenue base will continue to decline and we will need to increase revenues from other sources.

In addition to focusing on iMotient Solutions, we plan to focus our growth efforts on applications that make efficient use of our existing DataTac network. Certain applications have certain key attributes that make efficient use of the Motient DataTac network. For example, applications to conduct wireless point-of-sale transactions, and transportation and dispatching applications, typically have small bandwidth requirements and can be designed to utilize our network on a 24 hours per day, 7 days per week basis, thus smoothing loading requirements and optimally using our existing DataTac network capacity. We believe that these kinds of applications are poised for significant growth and that this growth can be accommodated efficiently on our existing DataTac network, and we have signed agreements with several resellers that specialize in these kinds of applications.

We also intend to take advantage of this loss of wireless internet customers by undertaking to reduce our overall network cost structure. Additionally, this reduction in overall cost structure may be considered necessary given a variety of factors that have hindered our growth since our emergence from bankruptcy in May 2002, including the weak economy generally and the weak telecommunications and wireless sector specifically, the financial difficulty of several of our key resellers, on whom we rely for a majority of our new revenue growth, and our continued limited liquidity. We believe that these cost reduction efforts will assist in lowering our cash burn rate.

Our most significant ongoing cost reduction effort involves reducing the number of base stations in our network in a coordinated effort to reduce network operating costs. Over the course of 2004, Motient implemented and completed certain initiatives to rationalize the size of its network, primarily to remove unprofitable base stations and reduce unneeded capacity and coverage. During the first quarter of 2005, Motient initiated a plan to refocus its DataTac network primarily on the Top 40 Metropolitan Statistical Areas (MSAs). This plan involves the decommissioning of DataTac network components and termination of service in previously served MSAs above the Top 40. Given the similar coverage profiles of the Cingular and Sprint networks, the significantly increased bandwidth capabilities of these networks relative to the DataTac network and the concentration of our revenues in the Top 40 MSAs, we determined that this plan best allowed us to match our network infrastructure costs with our revenue base, while continuing to meet the needs of as many of our customers as possible. We have notified our customers of this change in our network coverage and this decommissioning will begin on June 1, 2005. We are making every effort to provide any impacted customers with alternatives to migrate their services and applications either to our new iMotient Solutions(TM) platform, or to other networks using our agreements with RACO Wireless, Inc. and eAccess Solutions, Inc. As a result of these network rationalization efforts, our 800 MHz FCC licenses may be lost in markets to which we are discontinuing service. We believe that the value of our FCC licenses in these smaller markets is very small compared to the value of our FCC licenses in the top 40 MSAs. While we are taking steps to avoid this possibility, and while we believe that any such losses would not be material to our business, we can provide no assurance that any such losses would not negatively impact our business. If we were to loose any of these licenses, we would have to write-off the value of these assets. We believe that the value of the licenses that may be in jeopardy represents about 5% of the total value of our 800 MHz FCC licenses. If our network rationalization efforts expanded into the top 40 MSAs, our write-off would be correspondingly larger if we were unable to retain the FCC licenses in such markets.

Despite these efforts, we continue to be cash flow negative, and there can be no assurances that we will ever be cash flow positive.

Mobile Satellite Ventures LP

As of March 15, 2005, we also own a 49% direct and indirect interest in Mobile Satellite Ventures LP (commonly known as MSV), a provider of mobile satellite-based communications services. Although Motient has certain rights to appoint directors to the sole general partner of MSV, as a limited partner, it does not have any direct or indirect operating control over MSV. MSV uses two satellites to provide service, which allow customers access to satellite-based wireless data, voice, fax and dispatch radio services almost anywhere in North and Central America, northern South America, the Caribbean, Hawaii and in various coastal waters.

MSV is also developing a next-generation system, a hybrid satellite/terrestrial wireless network over North America that MSV expects will utilize new satellites working with MSV's patented "ancillary terrestrial component", or "ATC", technology. After the deployment of its next-generation system, MSV anticipates that it will be able to deploy terrestrial two-way radio network technology in thousands of locations across the United States, allowing subscribers to integrate satellite-based communications services with more traditional land-based wireless communications services.

MSV was formed on June 29, 2000, when we formed a joint venture subsidiary in which we owned 80% of the membership interests. The remaining 20% interests in MSV were owned by three investors unrelated to Motient; however, the minority investors had certain participating rights which provided for their participation in certain business decisions that were made in the normal course of business; therefore, in accordance with Emerging Issues Task Force Issue No 96-16, "Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights", our investment in MSV has been recorded for all periods presented in the consolidated financial statements included in this annual report pursuant to the equity method of accounting.

Since its formation, we and other parties have undertaken on multiple occasions to invest capital into MSV. Our current ownership of MSV reflects the result of such investment.

Motient's investment in MSV is governed by several agreements, including but not limited to the limited partnership agreement of MSV and the stockholder's agreement of MSV GP. The acquisition or disposition by MSV of its assets, the acquisition or disposition of any limited partner's interest in MSV, subsequent investment into MSV by any person, and any merger or other business combination of MSV, would be subject to the control restrictions contained in such documents. Such control restrictions include, but are not limited to, rights of first refusal, tag along rights and drag along rights. Many of these actions, among others, cannot occur without the consent of the majority of the ownership interests of MSV, and the limited partners of MSV entered into a voting agreement, which may restrict any signatories ability to give such consent absent the agreement of the majority of the signatories to such voting agreement.

Results of Operations

Years Ended December 31, 2004 and 2003

In the year ended December 31, 2004, we experienced the loss of certain large customer contracts, such as Schindler and Pitney Bowes, and a general erosion in our customer base, primarily as a result of those customers' desire to utilize newer wireless technologies, such as GPRS or CDMA, which we cannot support on our wireless network. The majority of this decline in revenue was due to a decline in our wireless internet segment, which was driven generally by the aforementioned desire to move to newer technologies, as well as the termination of the manufacture of RIM 857 devices by Research in Motion in late 2003, which were the only RIM devices then produced for use on our network and the most common wireless internet device used on our network. We are not able to utilize any newer RIM devices on our network. As a result of this revenue decline, we have been required to take numerous actions to reduce our cost structure and change our operating strategy, which included reductions in the number of employees and changes in senior management and a reduction in our DataTac network coverage, among other things. We believe that several components of our cost structure are much larger than required for our relative business size, and we believe that we can continue to reduce our cost structure in our continued efforts to improve our profitability. We are exploring alternatives ways to provide comparable wireless internet services, using either our DataTac network or our iMotient Solutions platform, however if we are unsuccessful in these efforts, our wireless internet revenue base will continue to decline and we will need to increase revenues from other sources. We believe our iMotient
Solutions suite of products and services will be our primary source of new revenue for 2005 and beyond, and we are focusing the majority of our development, sales and marketing efforts on this area.

Subscriber Statistics

Our customer base can be generally divided into five broad categories, Wireless Internet, Field Services, Transportation, Telemetry and Other. Wireless Internet primarily consists of customers using our network and applications to access certain internet functions, like email. Devices and airtime used by transportation and shipping companies, or by personnel in the field service industries (such as repair personnel), for dispatching, routing and other vital communications functions are known as Transportation and Field Service, respectively. Telemetry typically covers devices and airtime used to connect remote equipment, such as wireless point-of-sale terminals, with a central monitoring facility. Other revenues may consist of sales commissions, consulting fees or development fees.

The table below summarizes the make up of our subscriber base. Wireless devices may be divided into three categories: registered, active and billable. Registered devices represent devices that our customers have registered for use on our network. Certain numbers of these devices may be kept in inventory by our customers for future use and generally are not revenue producing. Customers can move such inventory into a production status upon which it typically becomes billable and generates revenue. However, billable units may not pass traffic and thus will not be counted as active. We count a device as active when it is removed from inventory by the customer and transmits greater than zero kilobytes of data traffic. All billable and active units are registered on our network.

                                             As of December 31,
                                    2004                              2003
                                                                                                      % Change
                         Registered   Billable   Active  Registered  Billable  Active     Registered  Billable    Active
                         ----------   --------   ------  ----------  --------  ------     ----------  --------    ------
Wireless Internet         47,328(1)    35,366    20,126   106,600    69,673    51,179         (56)%       (49)%     (61)%
Field Services             7,437        7,360     4,896    17,468    16,415     9,851         (57)%       (55)%     (50)%
Transportation            46,721       41,013    40,621    45,902    39,344    39,513           2%          4%        2%
Telemetry                 30,107       22,640    11,484    32,420    23,947    13,444          (7)%        (5)%     (15)%
All Other                    256          180       156     1,305     1,043       584         (80)%       (83)%     (73)%
                         -------      -------   -------   -------   -------   -------       -------     -------   -------
  Total                  131,489      106,559    77,283   203,695   150,422   114,571         (35)%       (29)%     (33)%
                         =======      =======    ======   =======   =======   =======       =======     =======   =======


1) Reflects deregistration of units by SkyTel on December 30, 2004 of approximately 30,000 units.

Revenue

The table below sets forth, for the periods indicated, a year-over-year comparison of the key components of our revenue:

                                 Year Ended December 31,
                             --------------------------------
Summary of Revenue               2004               2003         Change      % Change
------------------               ----               ----         ------      --------
(in millions)
Wireless Internet               $18.3              $27.8         $(9.5)         (34)%
Field Services                    5.6                9.9          (4.3)         (43)
Transportation                    3.3                7.9          (4.6)         (58)
Telemetry                         2.3                2.3           0.0            0
All Other                         2.9                1.4           1.5          107
                                -----              -----        ------          ---
   Service Revenue              $32.4              $49.3         (16.9)         (34)
   Equipment Revenue              4.5                5.2          (0.7)         (13)
                                -----              -----        ------          ---
         Total                  $36.9              $54.5        $(17.6)         (32)%
                                =====              =====        ======          ===


The decrease in service revenue in 2004 as compared to 2003 was primarily the result of the loss of certain large accounts and a material decrease in wireless internet revenue, with additional decreases in field services and transportation revenues. UPS deactivated a significant number of units on our network during the third and fourth quarters of 2003 and our revenue from UPS declined significantly during this period, resulting in the majority of the decline in transportation revenues. This revenue decline was marginally offset by our ability to generate some commissions from the transition of our wireless internet customers to newer technologies under our reseller agreements with Verizon and T-Mobile (we terminated these agreements in the fourth quarter of 2004 in connection with entering into our agreements with Cingular and Sprint). We anticipate that our wireless revenue will continue to decline in 2005 as a result of the continued decrease in our wireless internet customer base. By market segment, we note:

     o Wireless Internet: The revenue decline in the wireless internet sector during this period was driven almost exclusively by the migration of our wireless internet customers to newer technologies and newer wireless internet products (for example, RIM wireless email devices that incorporate a wireless telephone, which cannot be used on our network). Additionally, the termination of the manufacture of 857 devices by Research in Motion greatly hampered our ability as well as our larger resellers' ability to add new wireless internet customers to our network. We anticipate that our wireless internet revenue will continue to decline in 2005 for similar reasons.

     o Field Service: The decrease in field service revenue is primarily the result of the termination of several customer contracts, including Schindler, Sears, Lanier, and Pitney Bowes, as well as the general reduction of units and rates across the remainder of our field service customer base. Schindler's revenue increased slightly due to a $0.25 million contract termination fee that was billed and collected in third quarter of 2004. We believe that the technology requirements of this market segment are more compatible with our network than the wireless internet market segment, and we are making efforts to grow this segment.

     o Transportation: The decrease in revenue from the transportation sector was primarily the result of UPS, beginning in July 2003, having removed a significant number of their units from our network. UPS represented $0.2 million and $0.9 million of revenue for the three and twelve months ended December 31, 2004, as compared to $0.3 million and $5.5 million of revenue for the three and twelve months ended December 31, 2003. We did, however, also continue to experience growth during

          2004 in other transportation accounts, most notably Aether and Roadnet. We believe that the technology requirements of this market segment are more compatible with our network than the wireless internet market segment, and we are making efforts to grow this segment.

     o Telemetry: While we experienced revenue growth in certain telemetry customer accounts, this revenue growth was equally offset by customer losses or negative rate changes in other telemetry accounts. We believe that the technology requirements of this market segment are more compatible with our network than the wireless internet market segment, and we are making efforts to grow this segment.

     o Other Revenue: The increase in other revenue for the year ended December 31, 2004 was attributable to the settlement of a take-or-pay contract with Wireless Matrix resulting in the recognition of $1.6 million of revenue and approximately $0.7 million of commissions earned via the agency and dealer agreements with Verizon Wireless and T-Mobile USA. Our efforts to sell and promote wireless email and wireless internet applications to enterprise accounts under our agent relationships with T-Mobile USA and Verizon Wireless were reduced significantly in the third and fourth quarter of 2004, which we anticipate will lead to a decline in these revenues in the future, unless we can improve our efforts in this area or refocus our efforts in this revenue segment to a different vendor/strategy. We terminated these agreements in order to enter into our resale agreements with Cingular and Sprint and launch our new iMotient Solutions(TM) platform.

     o Equipment Revenue: The decrease in equipment revenues for the year ended December 31, 2004 was the result of the decline in sales of wireless internet devices as compared to the year ended December 31, 2003 and the third and fourth quarter decline in the sale of devices attributable to agency and dealer agreements with Verizon Wireless and T-Mobile USA.

For the year ended December 31, 2004, four customers accounted for approximately 40% of our service revenue, with one customer, SkyTel, accounting for more than 22%. As of December 31, 2004, one customer, RIM, accounted for more than 13% of our net accounts receivable. No other single customer accounted for more than 10% of our net accounts receivable. The revenue attributable to such customers varies with the level of network airtime usage consumed by such customers, and none of the service contracts with such customers requires that the customers use any specified quantity of network airtime, nor do such contracts specify any minimum level of revenue. There can be no assurance that the revenue generated from these customers will continue in future periods.

Expenses

The table below summarizes, for the periods indicated, a year-over-year comparison of the key components of our operating expenses.


                                                              Year Ended December 31,
                                                        -------------------------------
Summary of Expenses                                       2004(1)            2003(2)          Change       % Change
-------------------                                       -------            -------          ------       --------
(in millions)
Cost of Service and Operations                             $39.6              $51.4           $(11.8)        (23)%
Cost of Equipment Sales                                      4.3                5.9             (1.6)        (27)
Sales and Advertising                                        1.9                4.6             (2.7)        (59)
General and Administration                                  13.2               11.3              1.9          17
Operational Restructuring and Impairment Costs               6.3                 --              6.3           0
Depreciation and Amortization                               15.6               21.5             (5.9)        (27)
Loss on Disposal of Assets                                   2.7                3.0             (0.8)        (26)
Loss on Impairment of Asset                                  0.8                5.5             (4.7)        (85)
Gain on Debt and Capital Lease Retirement                   (0.8)                --             (0.8)          0
                                                           -----             ------           -------       -----
         Total Operating                                   $83.6             $103.2           $(20.1)        (19)%
                                                           =====             ======           =======       =====

               (1) Includes compensation expense of $6.5 million related to the market value of employee stock options and $3.6 million of stock compensation expense for directors and consultants.

               (2) Includes compensation expense of $0.6 million related to the market value of employee stock options.


     o Cost of Service and Operations: Our largest single cost center is the cost of service and operations, which includes costs to support subscribers, such as network telecommunications charges and site rent for network facilities, network operations employee salary and related costs, network and hardware and software maintenance charges, among other things. As a percentage of total revenues, these costs totaled approximately 107% for 2004, as compared to 94% in 2003. Our aggregate expenses in this area decreased $11.8 million, or $16.0 million, excluding certain non-cash compensation charges. Given our ongoing cost-reduction efforts described above, we expect these costs will continue to decrease. The extent of the decrease will depend both upon our ability to successfully manage our cost-reduction efforts as well as the necessity for these expenditures in the future if our revenue continues to decline. Additionally, any decreases would be offset by additional non-cash compensation expense related to currently outstanding employee stock options if the market price of our common stock continues to increase. (See "--2002 Stock Option Plan" below). The decrease in 2004 is primarily due to:

          o lower employee salary and related costs due to the workforce reductions implemented in March of 2003 and February of 2004, of approximately $2.3 million from 2003 to 2004.
          o the decrease in licensing fees paid primarily to RIM for licensing Blackberry as a result of the decline of wireless internet units and revenues, of approximately $0.8 million from 2003 to 2004.
          o lower network maintenance costs as a result of the termination of our national maintenance contract with Motorola at December 31, 2003, of approximately $4.4 million from 2003 to 2004, as well as the continued removal of older-generation base stations from the network and the removal of base stations under our network rationalization efforts initiated in the second quarter of 2004. We currently perform our maintenance on our base stations by contracting directly with service shops in respective regions, which has materially lowered our cost relative to our prior national maintenance contract.
          o lower site lease costs, of approximately $1.8 million from 2003 to 2004, and telecommunications costs, of approximately $3.0 million from 2003 to 2004, for base station locations as a result of the removal of base stations as part of our efforts to remove older-generation equipment from our network and the removal of base stations under our network rationalization efforts initiated in the second quarter of 2004. As we continue to remove base stations from the network, we anticipate that these costs will continue to decrease.
          o reductions in hardware and software maintenance costs as a result of the negotiation of lower rates on maintenance service contracts in 2003 and 2004, the reduction of software licenses as a result of having fewer employees and a decrease in software development costs as a result of a change in capitalization policy, of approximately $1.1 million from 2003 to 2004.

          These decreases were partially offset by:

          o higher compensation expenses associated with stock options issued to employees of $4.4 million for the year ended December 31, 2004, as compared to $0.2 million for the year ended December 31, 2003. Excluding these compensation charges, cost of service and operations decreased $16.0 million, or 31% for the year ended December 31, 2004, as compared to the comparable period in 2003.

     o Cost of Equipment and Sales: The decrease in cost of equipment for the year ended December 31, 2004 was the result of the decline in sales of wireless internet devices and a decline in the third and fourth quarter of the sale of devices attributable to agency and dealer agreements with Verizon Wireless and T-Mobile USA. Our efforts to sell under our agent relationships with T-Mobile USA and Verizon Wireless were reduced significantly in the third and fourth quarter of 2004 and these contracts were terminated in the fourth quarter of 2004 to accommodate our agreements with Sprint and Cingular. As our sales of these devices will decrease in the future, so will these costs.

     o Sales and Advertising: Sales and advertising expenses as a percentage of total revenue totaled approximately 5% for 2004, compared to 8% for 2003. The decrease in sales and advertising expenses for the year ended December 31, 2004 was primarily attributable to lower employee salary and related costs, of approximately $1.9 million from 2003 to 2004, including sales commissions of approximately $0.5 million from 2003 to 2004, due to lower sales volumes and the workforce reductions implemented in March 2003 and February 2004. These decreases were also impacted by compensation charges associated with stock options issued to employees of $0.4 million for the year ended December 31, 2004, as compared to $0.2 million for the year ended December 31, 2003. Excluding these compensation charges, sales and advertising decreased $3.0 million, or 67% for the year ended December 31, 2004, as compared to the comparable period in 2003. We anticipate that these costs will increase in the future in conjunction with our increasing efforts to sell and promote our iMotient Solutions(TM) platform. Additionally, we may experience additional non-cash compensation expense related to currently outstanding employee stock options if the market price of our common stock continues to increase. (See "--2002 Stock Option Plan" below).

     o General and Administrative: General and administrative expenses for the core wireless business as a percentage of total revenue totaled approximately 36% for 2004 as compared to 21% for 2003. Our aggregate expenses in this area increased $1.9 million or 17%. However, excluding certain compensation changes related to stock options, general and administrative decreased $3.1 million, or 28% for the year ended December 31, 2004, as compared to 2003. The decrease in general and administrative expenses was primarily attributable to:

          o lower employee salary and related costs due to the workforce reductions implemented in March of 2003 and February of 2004 of approximately $0.4 million from 2003 to 2004,
          o lower rent expense as a result of the closure of our Reston facility in July 2003, of approximately $0.6 million from 2003 to 2004,
          o lower audit and tax fees, of approximately $0.2 million from 2003 to 2004, and
          o a reduction in bad debt reserves primarily due to lower accounts receivables balances as a result of improvements in our collection capabilities, of approximately $0.5 million from 2003 to 2004.

These decreases were offset by:

          o increases in legal and regulatory fees, of approximately $0.1 million from 2003 to 2004,
          o higher consulting expenses as a result of the $1.8 million expensed in 2004 primarily related to CTA's monthly fees and certain stock options issued to CTA in December of 2004. Compensation expenses in 2003 was impacted by $0.9 million expensed for the Further Lane warrants in 2003,
          o higher expenses related to Board compensation of $1.0 million, due primarily to the issuance of restricted stock to the Board in 2004,
          o higher bonus compensation expense due to the reversal of certain accrued bonuses in 2003 as a result of workforce reductions, and
          o increases in compensation expenses associated with stock options issued to employees of $1.8 million and $3.6 million of stock compensation expense for directors and consultants for the year ended December 31, 2004, as compared to $0.2 million in 2003.


          We anticipate that these costs will continue to decline in the future in conjunction with our overall cost-cutting efforts. However, any decreases would be offset by additional non-cash compensation expense related to currently outstanding employee stock options if the market price of our common stock continues to increase. (See "--2002 Stock Option Plan" below).

     o Restructuring and Impairment Charges: There were no restructuring costs in 2003. The operational restructuring and impairment charges in the first quarter of 2004 resulted from the severance and related salary charges as a result of the reduction in force in February 2004 and certain costs as a result of base station deconstruction activities as part of our on-going network rationalization efforts. In the second quarter of 2004, we took an operational restructuring charge of $5.2 million related to these network rationalization efforts.

          In the second quarter of 2004, we finalized plans to implement certain network station rationalization initiatives. These initiatives involve the de-commissioning of base stations from our network. We had 1,549 base stations in our network as of March 31, 2004, and as of December 31, 2004, we have 1,239 base stations in our network. We took these actions in a coordinated effort to reduce network operating costs while also focusing on minimizing the potential impact to our customers communications and coverage requirements. We were substantially complete with these network rationalization initiatives in December 2004. Additionally, during the first quarter of 2005, Motient initiated a plan to refocus its DataTac network primarily on the Top 40 Metropolitan Statistical Areas (MSAs). This plan involves the decommissioning of DataTac network components and termination of service in previously served MSAs above the Top 40. Given the similar coverage profiles of the Cingular and Sprint networks, the significantly increased capacity capabilities of these networks relative to DataTac and the concentration of our revenues in the Top 40 MSAs, we determined that this plan best allowed us to match our network infrastructure costs with our revenue base, while continuing to meet the needs of as many of our customers as possible. We have notified our customers of this change in our network coverage and this decommissioning will begin on June 1, 2005. We are making every effort to provide any impacted customers with alternatives to migrate their services and applications either to our new iMotient Solutions platform, or to other networks using our agreements with RACO Wireless, Inc. and eAccess Solutions, Inc. We expect that the costs associated with this de-commissioning will be lower than in 2004. We anticipate that a major component of these costs will be the write-off of our de-commissioned base stations (anticipated to be approximately $1.2 million). However, any future programs of de-commissioning could result in increased expenditures in this area. No such additional programs are planned at this time.

     o Depreciation and Amortization: Depreciation and amortization for the core wireless business was approximately 42% of total revenue for 2004, as compared to 39% for 2003. The decrease in depreciation and amortization expense in 2004 was partially attributable to the impairment of the value of our customer contract intangibles as of September 2003, as well as the write-off of certain base station assets in June 2004 as a result of our network restructuring initiatives. As a result of our additional impairment of our customer contract intangibles in December 2004 as well as continued network restructuring initiatives planned in 2005, we expect depreciation and amortization to continue to decrease in 2005.

     o Loss on Impairment of Assets and Loss on Disposal of Assets: In May 2004, we engaged a financial advisory firm to prepare a valuation of customer contract intangibles as of September 2003. Due to the loss of UPS as a core customer in 2003 as well as the migration and customer churn occurring in our wireless internet base that is impacting the average life of a customer in this base, among other things, we determined an impairment of the value of these customer contracts was probable. As a result of this valuation, the value of customer contract intangibles was determined to be impaired as of September 2003 and was reduced by $5.5 million. In addition, in December 2004, we performed an additional analysis on the impact of our revenue decline on our customer contract intangibles. As a result, we determined that the value of our customer contract intangibles was further impaired and was reduced by $0.8 million.

          On July 29, 2003, our wholly-owned subsidiary, Motient Communications, entered into an asset purchase agreement with Nextel, under which Motient Communications sold to Nextel certain of its SMR licenses issued by the FCC for $3.4 million. The closing of this transaction occurred on November 7, 2003. On December 9, 2003, Motient Communications entered into a second asset purchase agreement, under which Motient Communications will sell additional licenses to Nextel for $2.75 million resulting in a $1.5 million loss which was recorded in December, 2003. In February, 2004, we closed the sale of licenses covering approximately $2.2 million of the purchase price, and we closed the sale of approximately one-half of the remaining licenses in April 2004. The transfer of the other half of the remaining licenses has been challenged at the FCC by a third-party. While we believe, based on the advice of counsel, that the FCC will ultimately rule in our favor, we cannot assure you that we will prevail, and, in any event, the timing of any final resolution is uncertain. None of these licenses are necessary for our future network requirements. We recorded a loss on the sale of certain assets of $3.0 million, consisting of $1.5 million on the sale of frequencies to Nextel (discussed above) and approximately $1.5 million relating to the write-off of consulting costs and equipment purchased for our project to convert our telecommunications circuits from an analog to a digital base. This project was discontinued in favor of our TCPIP/Frame Relay conversion project.

          In June 2004, we negotiated settlements of our vendor financing and notes payable with Motorola and our capital lease with Hewlett-Packard. These settlements resulted in a gain on debt and capital lease retirements of $0.8 million.


Other Expenses & Income

                                                      Year Ended        Year Ended
                                                     December 31,      December 31,
Other Income/(Expense)                                   2004              2003
----------------------                                   ----              ----
(in thousands)
Interest Expense, net                                  $(4,106)        $(6,365)
Write -off of deferred financing costs                 (12,035)             --
Other Income, net                                          343             662
Other Income from Aether                                 1,953           2,203
Equity in Losses of Mobile Satellite Ventures         $(11,897)        $(9,883)

Interest Expense: Interest expense decreased for the year ended December 31, 2004, as compared to the year ended December 31, 2003, due primarily to the April 2004 repayment of our term credit facility and the July 2004 repayments of our notes payable to Motorola, Rare Medium and CSFB, and the termination of our capital lease with Hewlett-Packard.

Write-off of deferred financing fees: The April 2004 repayment of our term credit facility and the subsequent termination on December 31, 2004, resulted in the requirement to immediately expense $12.0 million in financing fees related to the credit facility. The financing fees related to the credit facility represent the unamortized portion of the value ascribed to warrants provided to the term credit facility lenders on our closing of our credit facility in January of 2003 and the subsequent amendment in March 2004. We issued warrants to these same lenders at closing of the subsequent amendment in March 2004 to the lenders to purchase, in the aggregate, 1,000,000 shares of our common stock. The exercise price for these warrants is $4.88 per share. The warrants were valued at $6.7 million using a Black-Scholes pricing model and have been recorded as a debt discount and were being amortized as additional interest expense over three years, the term of the related debt. Upon closing of the amendment to the credit agreement, we also paid closing and commitment fees to the lenders of $320,000, which were also being amortized over three years.

Interest expense is presented net of interest income on our bank balances and the interest accrued on our note receivable from MSV. As a result of November 2004 investment transaction into MSV, the principal and interest outstanding under our note receivable from MSV was converted into limited partnership units in MSV.

In July 2004, we repaid all amounts outstanding under our notes payable to Rare Medium and CSFB.

Given our recent private placements of common stock and our repayment of our outstanding debt, we expect interest expense to decline significantly in the future. We have no current plans to seek any additional debt financing, and we accordingly anticipate that we will not have any material interest expense in 2005, other than what may be associated with our trade credit.

Additionally, we recorded other charges in 2004 and 2003 as a result of various transactions. For additional information concerning these charges, please see "-- Liquidity and Capital Resources." We also recorded other income from Aether in 2004 of $2.0 million, as compared to $2.2 million in 2003.

Effective May 1, 2002, we were required to reflect our equity share of the losses of MSV. We recorded equity in losses of MSV of $11.9 million and $9.9 million for the years ended December 31, 2004 and 2003. The MSV losses for the years ended December 31, 2004 and 2003 are Motient's 46.5% and 38.6% share of MSV's losses for the same period reduced by the loans in priority. For the years ended December 31, 2004 and 2003, MSV had revenues of $29.0 million and $27.1 million, operating expenses of $57.7 million and $46.5 million and a net loss of $33.5 million and $28.0 million, respectively. Our calculations give effect to the impairment of our investment in MSV in the fourth quarter of 2002 in the amount of $15.4 million. We are unable to predict our equity share of MSV's gain or losses in future periods, but we do not anticipate that MSV will be profitable in the near future. See M-1 for MSV financial statements.

Years Ended December 31, 2003 and 2002

In the year ended December 31, 2003 as compared to the same period of 2002, we experienced the loss of certain large customers, primarily as a result of those customers' concern with regard to our financial constraints and the continued viability of our business in the second half of 2002 and 2003. After our reorganization, we were required to take numerous actions to reduce our cost structure and change our operating strategy, which included reductions in the number of employees and changes in senior management, among other things. These actions were viewed negatively by certain of our customers and we were unable to convince them otherwise despite expending considerable effort. During 2003, our mobile wireless Internet revenue base continued to grow as compared to 2002 as result of expanding our base of units in our existing corporate accounts in this segment. Our existing reseller channel partners represented a significant portion of the revenue growth during this period. The termination of the manufacture of RIM 850 and 857 devices by Research in Motion, as well as the increased competition from other wireless carriers offering converged voice and data devices that utilize newer networks such as 1XRT and GPRS, will hamper our ability to continue to grow wireless internet revenues in 2004. We are exploring ways to protect against this anticipated revenue loss, such as our introduction of the sale of products under our agreements with T-Mobile and Verizon Wireless.

We are also working proactively to lower our cost structure in anticipation of this revenue loss. We believe that several components of our cost structure are much larger than required for our relative business size. We have been successful in dramatically reducing our cost structure in our continued efforts to improve our profitability.

Subscriber Statistics

Our customer base can be generally divided into five broad categories, Wireless Internet, Field Services, Transportation, Telemetry and Other. Wireless Internet primarily consists of customers using our network and applications to access certain Internet functions, like email. Devices and airtime used by transportation and shipping companies, or by personnel in the field service industries (such as repair personnel), for dispatching, routing and other vital communications functions are known as Transportation and Field Service, respectively. Telemetry typically covers devices and airtime used to connect remote equipment, such as wireless point-of-sale terminals, with a central monitoring facility. Other revenues may consist of sales commissions, consulting fees or development fees.

The table below summarizes as of December 31, 2003 and 2002 the make up of our subscriber base. Wireless devices may be divided into three categories: registered, active and billable. Registered devices represent devices that our customers have registered for use on our network. Certain numbers of these devices may be kept in inventory by our customers for future use and generally are not revenue producing. Customers can move such inventory into a production status upon which it typically becomes billable and generates revenue. However, billable units may not pass traffic and thus will not be counted as active. We count a device as active when it is removed from inventory by the customer and transmits greater than zero kilobytes of data traffic.

                                             As of December 31,
                                    2003                              2002
                                                                                                    % Change
                        Registered   Billable     Active   Registered   Billable     Active   Registered  Billable    Active
                        ----------   --------     ------   ----------   --------     ------   ----------  --------    ------
Wireless Internet         106,600      69,673     51,179     106,082      71,620     56,070        0%        (3)       (9)%
Field Services             17,468      16,415      9,851      30,263      28,955     20,462      (42)       (43)      (52)
Transportation (1)         45,902      39,344     39,513      94,825      83,431     83,815      (52)       (53)      (53)
Telemetry                  32,420      23,947     13,444      30,171      23,733     13,315        7          0         0
All Other                   1,305       1,043        584         653         887        572      100         17         2
                            -----       -----        ---         ---         ---        ---      ---         --         -
  Total                   203,695     150,422    114,571     261,994     208,626    174,234      (22)%      (28)      (34)%
                          =======     =======    =======     =======     =======    =======      ===        ===       ===

          (1) UPS migrated their units to another network over the course of the second half of 2003. At December 31, 2002, UPS had 70,955 units registered on Motient's network. At December 31, 2003, UPS had 11,829 units registered on Motient's network.

Revenue

The table below sets forth, for the periods indicated, a year-over-year comparison of the key components of our revenue:


                                                                     Predecessor
                                     Successor Company                 Company
                                     -----------------                 -------
                                                Eight Months         Four Months      Combined Year
                                Year Ended         Ended                 Ended            Ended
                               December 31,     December 31,           April 30,        December 31,
Summary of Revenue                 2003             2002                 2002              2002         Change     % Change
------------------                 ----             ----                 ----              ----         ------      -------
(in millions)
Wireless Internet                  $27.8            $15.5              $ 5.6               $21.1         $6.7          32%
Field Services                       9.9             10.5                5.6                16.1         (6.2)        (39)
Transportation                       7.9              7.4                4.1                11.5         (3.6)        (31)
Telemetry                            2.3              1.8                0.8                 2.6         (0.3)        (12)
All Other                            1.4              0.3                0.7                 1.0          0.4          40
                                     ---              ---                ---                 ---          ---          --
     Service Revenue               $49.3            $35.5              $16.8               $52.3        $(3.0)         (6)
     Equipment Revenue               5.2              1.1                5.6                 6.7         (1.5)        (22)
                                     ---              ---                ---                 ---         ----         ---
         Total                     $54.5            $36.6              $22.4               $59.0        $(4.5)         (8)%
                                   =====            =====              =====               =====        =====          ==

The decrease in service revenue in 2003 revenue year-over-year was primarily the result of decreases in field services and transportation revenues, partially offset by an increase in revenue in the wireless internet segment.

UPS deactivated a significant number of units on our network during the third and fourth quarters of 2003 and our revenue from UPS declined significantly during this period. If we cannot generate additional revenue from other sources to offset this lost revenue, our overall revenues will decline in the future. Total revenues declined for the reasons given above, and also as a result of a 22% decrease in equipment revenue. By market segment, we note:

     o Wireless Internet: The revenue growth in the Wireless Internet sector during this period represented our focus on expanding the adoption of eLink and BlackBerry(TM) wireless email offerings to corporate customers with both direct sales people and reseller channel partners. Our existing reseller channel partners represented a significant portion of the revenue growth during this period. The number of wireless internet units registered on our network did not change materially from 2002 to 2003. The increase in revenues was a result of the activation of existing registered units into service. The termination of the manufacture of 850 and 857 devices by Research in Motion, as well as the increased competition from other wireless carriers offering converged voice and data devices that utilize newer networks, will hamper our ability to continue to grow wireless internet revenues in 2004.

     o Field Service: The decrease in field service revenue is primarily the result of the termination of several customer contracts, including NCR Corporation, Sears, Lanier, and Bank of America, as well as the general reduction of units and rates across the remainder of our field service customer base, primarily IBM, and certain consulting revenues included in 2002 that were not included in 2003. We believe that the technology requirements of this market segment are more compatible with our network than the wireless Internet market segment, and we are making efforts to grow this segment.

     o Transportation: The decrease in revenue from our transportation segment was primarily the result of UPS migrating a majority of its units to another network provider over the course of the second half of 2003. UPS represented $0.3 million of revenue for the three months ended December 31, 2003, as compared to $2.5 million for the three months ended December 31, 2002. Another reason for the decrease was the elimination, as part of fresh-start accounting, of the recognition of deferred revenue that resulted from the sale of intellectual property license sold to Aether Systems Inc. in 2000. These decreases were partially offset by an increase in units and usage for AMSC and Metra. We believe that the technology requirements of this market segment are more compatible with our network than the wireless Internet market segment, and we are making efforts to grow this segment.

     o Telemetry: Although subscriber units grew by 2,249 or 7% year-over-year, this growth was offset by other churn and negative rate changes in other telemetry accounts. We believe that the technology requirements of this market segment are more compatible with our network than the wireless Internet market segment, and we are making efforts to grow this segment.

     o Other Revenue: The increase in other revenue was primarily attributable to commissions earned pursuant to the agency and dealer agreements with Verizon Wireless and T-Mobile USA. Revenue growth in this market segment will depend on our ability to generate new customers for these products as well as migrating customers from our own network to these newer technologies.

     o Equipment Revenue: The decrease in equipment revenue was primarily a result of our decision to decrease the prices for our equipment to customers over the course of the second quarter of 2002 due to lower sales of certain of our customer devices and our assessment of market conditions, demand and competitive pricing dynamics. These reductions in equipment revenue were partially offset by the sales of devices attributable to the agency and dealer agreements with Verizon Wireless and T-Mobile USA.

For the year ended December 31, 2003, five customers accounted for approximately 47% of our service revenue, with two customers, UPS and SkyTel, each accounting for more than 11%. As of December 31, 2003, no single customer accounted for more than 6% of our net accounts receivable. The revenue attributable to such customers varies with the level of network airtime usage consumed by such customers, and none of the service contracts with such customers requires that the customers use any specified quantity of network airtime, nor do such contracts specify any minimum level of revenue. There can be no assurance that the revenue generated from these customers will continue in future periods.

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

Expenses

The table below summarizes, for the periods indicated, a year-over-year comparison of the key components of our operating expenses.

                                                                       Predecessor
                                            Successor Company            Company
                                            -----------------            -------
                                                      Eight Months     Four Months    Combined Year
                                      Year Ended         Ended            Ended           Ended
                                     December 31,     December 31,       April 30,     December 31,
Summary of Revenue                      2003             2002             2002             2002         Change     % Change
------------------                      ----             ----             ----             ----         ------      -------
(in millions)
Cost of Service and Operations          $51.4            $38.1            $21.9           $ 60.0        $(8.6)        (14)%
Cost of Equipment Sales                   5.9              2.2              6.0              8.2         (2.3)        (28)
Sales and Advertising                     4.6              4.8              4.3              9.1         (4.5)        (49)
General and Administration               11.3              9.7              4.1             13.8         (2.5)        (18)
Restructuring Charges                     --               --               0.6              0.6         (0.6)       (100)
Depreciation and Amortization            21.5             15.5              6.9             22.4         (0.9)         (4)
Loss on Impairment of Asset               5.5              --               --               --           5.5          --
(Gain)loss on disposal of assets          3.0              2.1              0.6              2.7          0.3          0.1
(Gain) on sale of transportation
and satellite assets                      --              (0.3)            (0.4)           (0.7)          0.7         100
                                          --              -----           -----            -----          ---         ---
         Total Operating               $103.2            $72.1            $44.0           $116.1        $12.9         (11)%
                                       ======            =====            =====           ======        =====        =====

     (1) Includes compensation expense of $603 thousand related to the market value of employee stock options.

     o Cost of Service and Operations: Our largest single cost center is the cost of service and operations, which includes costs to support subscribers, such as network telecommunications charges and site rent for network facilities, network operations employee salary and related costs, network and hardware and software maintenance charges, among other things. As a percentage of total revenues, these costs declined to approximately 94% for 2003, as compared to 102% in 2002. Given our ongoing cost-reduction efforts described above, we expect these costs to continue to decrease. The extent of the decrease will depend both upon our ability to successfully manage our cost-reduction efforts as well as the necessity for these expenditures in the future if our customer base declines. The decrease is primarily due to:

          o decreases in telecommunication charges associated with rate reductions in certain telecommunication contracts of an estimated $907,000,

          o decreases in site lease costs due to the removal of older-generation base stations from our network of approximately $469,000,

          o reductions in hardware and software maintenance costs as a result of the reduction of personnel and the negotiation of lower rates on maintenance service contracts of approximately $336,000,

          o decreases in network maintenance costs as a result of the removal of older-generation base stations from our network as well as the reduction of rates under our national contract for these services of approximately $2,112,000 and

          o lower employee and related costs due to the workforce reductions implemented in July and September 2002 and March 2003 of approximately $4.2 million as well as the reversal of certain employee bonus accruals from current and prior periods related to these workforce reductions of approximately $1.5 million.

These decreases were partially offset by:

          o an increase in the average lease rate for our site leases of approximately $130,000,

          o increases in licensing and commission payments to third parties with whom we have partnered to provide certain eLink and BlackBerry(TM) by Motient services, as a result of the revenue increase over the year in our mobile internet segment of approximately $130,000,

          o compensation expenses associated with stock options issued to employees of $211 thousand for the 12 months ended December 31, 2003, and

          o certain expenditures for the removal of older-generation base stations from our network of approximately $316,000.

     o Cost of Equipment and Sales: Cost of equipment sales expenses as a percentage of total revenue were approximately 11% for 2003 as compared to 14% for 2002. The decrease in the cost of equipment sold expenses was primarily the result of reduced terrestrial hardware sales prices during 2002, resulting from a variety of factors, including certain price reductions on Research in Motion devices, partially offset by the increased cost of sales of devices attributable to our agreements with Verizon Wireless and T-Mobile USA. These newer devices used on the Verizon and T-Mobile networks have increased functionality and, correspondingly, increased cost, over previous generation devices. The Company also wrote down the value of its inventory in the second quarter of 2002 by $4.5 million. To the extent we are unable to add new customers at previous rates, these costs will likely decline in the future.

     o Sales and Advertising: Sales and advertising expenses as a percentage of total revenue were approximately 8% for 2003, compared to 15% for 2002. The decrease in sales and advertising expenses from 2002 was primarily attributable to lower employee salary and related costs due to the workforce reductions implemented in July and September 2002 and March 2003 as well as significant reductions in or elimination of public relations costs ($324,000, or 96%, year-to-year) and sales and marketing programs ($265,000, or 65%, year-to year) as a result of our reorganization in May 2002 and the reversal of certain employee bonus accruals from current and prior periods related to these workforce reductions. These decreases were partially offset by compensation expenses associated with stock options issued to employees of $151 thousand for the 12 months ended December 31, 2003. There was no compensation expense associated with employee stock options for the 12 months ended December 31, 2002. We anticipate that these costs will continue to decline in the future in conjunction with our overall cost-cutting efforts.

     o General and Administrative: General and administrative expenses for the core wireless business as a percentage of total revenue were approximately 21% for 2003 as compared to 23% for 2002. The decrease in 2003 costs over 2002 costs in the general and administrative expenses was primarily attributable to lower employee salary and related costs due to the workforce reductions implemented in July and September 2002 and March of 2003 as well as the reversal of certain employee bonus accruals from current and prior periods related to these workforce reductions. In addition, this decrease was attributable to lower rent expense from the closure of our Reston facility in July 2003 of approximately $588,000, lower directors and officers liability insurance costs subsequent to our reorganization, of approximately $564,000, and a reduction in bad debt charges primarily due to the lowering of our reserves after our reorganization of approximately $584,000. These decreases were partially offset by compensation expenses associated with stock options issued to employees of $241 thousand for the 12 months ended December 31, 2003. There was no compensation expense associated with employee stock options for the 12 months ended December 31, 2002. Increases in the consulting costs related to the engagement and the related compensation costs of CTA and Further Lane in May 2002 and July 2003, respectively, and increases in audit, tax and legal fees related to our fiscal year 2002 audit and re-audits of fiscal year 2001 and 2000, occurring principally during the last nine months of 2003. Certain events in 2002 also contributed to this decrease in general and administrative expenses from 2002 to 2003, including the compensation expense associated with the issuance of warrants to CTA in December 2002 and fees incurred as a result of Motient's withdrawal from certain FCC frequency auctions in the second quarter of 2002. We anticipate that these costs will continue to decline in the future in conjunction with our overall cost-cutting efforts.

     o Restructuring Costs: There were no restructuring costs in 2003. Operational restructuring costs in 2002 due to certain employee reduction initiatives and reorganization expenses.

     o Depreciation and Amortization: Depreciation and amortization for the core wireless business was approximately 40% of total revenue for 2003, as compared to 38% for 2002. The decrease in depreciation and amortization expense in 2003 was partially attributable to the impairment of the value of our customer contract intangibles as of September 2003.

     o Loss on Impairment of Asset: In May 2004, we engaged a financial advisory firm to prepare a valuation of customer intangibles as of September 2003. Due to the loss of UPS as a core customer in 2003 as well as the migration and customer churn occurring in our mobile internet base that is impacting the average life of a customer in this base, among other things, we determined an impairment of the value of these customer contracts was probable. As a result of this valuation, the value of customer intangibles was determined to be impaired as of September 2003 and was reduced by $5.5 million.

     o Interest Expense: Interest expense from May 1, 2002, is associated with our various debt obligations, including the $19.75 million notes payable to Rare Medium and CSFB, our capital lease obligations, our vendor financing commitment and our term credit facility put in place in January of 2003. We incurred $6.4 million of interest expense in 2003, compared to $3.8 million during 2002. The $2.6 million increase was due primarily to the amortization of fees and the value ascribed to warrants provided to the term credit facility lenders on our closing of our term credit facility in January of 2003. We issued warrants at closing to the lenders to purchase, in the aggregate, 3,125,000 shares of our common stock. The exercise price for these warrants is $1.06 per share. The warrants were valued at $10 million using a Black-Scholes pricing model and have been recorded as a debt discount and are being amortized as additional interest expense over three years, the term of the related debt. Upon the closing of the credit agreement, we paid closing and commitment fees to the lenders of $500,000, which are also being amortized over three years. Given our recent private placements of common stock and our repayment of the term credit facility, we expect interest expense to decline in the future as we will have less debt financing in place.

     o Other Expenses and Income: On July 29, 2003, our wholly-owned subsidiary, Motient Communications, entered into an asset purchase agreement with Nextel, under which Motient Communications sold to Nextel certain of its SMR licenses issued by the FCC for $3.4 million. The closing of this transaction occurred on November 7, 2003. On December 9, 2003, Motient Communications entered into a second asset purchase agreement, under which Motient Communications will sell additional licenses to Nextel for $2.75 million resulting in a $1.5 million loss which was recorded in December, 2003. In February, 2004, we closed the sale of licenses covering approximately $2.2 million of the purchase price, and we closed the sale of approximately one-half of the remaining licenses in April 2004. The transfer of the other half of the remaining licenses has been challenged at the FCC by a third-party. While we believe, based on the advice of counsel, that the FCC will ultimately rule in our favor, we cannot assure you that we will prevail, and, in any event, the timing of any final resolution is uncertain. None of these licenses are necessary for our future network requirements. We have and expect to continue to use the proceeds of the sales to fund its working capital requirements and for general corporate purposes. The lenders under our term credit agreement have consented to the sale of these licenses.

Effective May 1, 2002, we were required to reflect our equity share of the losses of MSV. We recorded equity in losses of MSV of $9.9 million and $8.8 million for the years ended December 31, 2003 and 2002. The MSV losses for the years ended December 31, 2003 and 2002 are Motient's 46.5% and 48% share of MSV's losses for the same period reduced by the loans in priority. For the years ended December 31, 2003 and 2002, MSV had revenues of $27.1 million and $24.9 million, operating expenses of $46.5 million and $45.7 million and a net loss of

$28.0 million and $26.2 million, respectively. Our calculations give effect to the impairment of our investment in MSV in the fourth quarter of 2002 in the amount of $15.4 million. We are unable to predict our equity share of MSV's gain or losses in future periods, but we do not anticipate that MSV will be profitable in the near future.

We recorded other income from Aether in 2003 of $2.2 million, as compared to $2.1 million in 2002.

Additionally, we recorded a number of other charges in 2003 and 2002 as a result of various transactions. For additional information concerning these charges, please see "-- Liquidity and Capital Resources."

In 2003:

     o    Loss on impairment of asset of $5.5 million, discussed above

     o We recorded a loss on the sale of certain assets of $3.0 million, consisting of $1.5 million on the sale of frequencies to Nextel (discussed above) and approximately $1.5 million relating to the write-off of consulting costs and equipment purchased for our project to convert our telecommunications circuits from an analog to a digital base. This project was discontinued in favor of our TCPIP/Frame Relay conversion project.

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


2002 Stock Option Plan

Options to purchase 605,727 shares of our common stock were outstanding as of December 31, 2004 under our 2002 stock option plan.

Of these, 139,897 options are accounted for in accordance with variable plan accounting, which requires that the value of these options are measured at their intrinsic value and any change in that value be charged to the income statement each quarter based on the difference (if any) between the intrinsic value and the then-current market value of the common stock. Therefore, for every $10 increase in our stock price, we would incur $10 of non-cash expense for every variable option outstanding at the end of the period.

Material Off-Balance Sheet Transactions

As of December 31, 2004, 2003 and 2002, we did not have any material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) under Regulation S-K.

Liquidity and Capital Resources

As of December 31, 2004, we had approximately $16.9 million of cash and cash equivalents on hand, compared to $3.6 million at December 31, 2003. The increase of $13.3 million is mainly attributable to an increase in cash provided by financing activities, offset by decreases in net cash used in operating and investing activities, as described below. As of February 28, 2005, we had approximately $12 million of cash on hand and short-term investments.

Summary of Cash Flow for the years ended December 31, 2004 and December 31, 2003

                                                                   Year Ended          Year Ended
                                                                  December 31,         December 31,
                                                                     2004                 2003
                                                                     ----                 ----
Cash (Used In) Provided by Operating Activities                     $ (18,354)         $(7,120)
                                                                    ---------          -------
Cash (Used In) Provided by Investing Activities                     $(120,662)           4,893
                                                                    ---------          -------

Cash (Used In) Provided by Financing Activities:
       Debt payments on capital leases and vendor financing            (5,250)          (4,006)
       Net proceeds from debt issuances                                 1,500            4,500
       Repayments of debt                                              (6,899)              --
       Repayments of notes                                            (23,990)              --
       Equity issuances                                               192,024               --
       Equity issuance costs                                           (6,974)              --
       Proceeds from issuance of employee stock options                 2,032             (489)
       Debt issuance costs and other charges                             (100)              --
                                                                    ---------          -------
Cash (Used) Provided in Financing Activities:                         152,343                5
                                                                    ---------          -------
Total Change in Cash                                                   13,327           (2,222)
                                                                    =========          =======
Cash and Cash Equivalents, end of period                            $  16,945          $ 3,618
                                                                    =========          =======

Operating Activities: Net cash used in operating activities during the year ended December 31, 2004 was approximately $18.3 million as compared to $7.1 million for the year ended December 31, 2003. While we are attempting to reduce cash used in operating activities as a result of our cost cutting efforts and through our attempts to increase our revenues by focusing on more network-appropriate market segments, it is possible revenue declines will not be sufficient to offset or overtake the cash saved by our cost cutting efforts in the future.

Our $18.4 million cash used in operating activities was attributed mainly to our net loss of $72.0 million, which included non-cash depreciation of $15.6 million, equity in losses of MSV of $11.9 million, asset disposal and impairment charges of $5.8 million, amortization and write-off of deferred financing fees of $14.5 million, 401K and stock compensation charges of $10.3 million and gain on debt restructuring of $0.8 million.

Changes in assets and liabilities resulted in an increase to operating cash flow of approximately $3.8 million, consisting of a $5.6 million increase to cash used for accounts payable and accrued expenses. This increase is a result of faster payments to vendors and reduced accruals due to lower operating expenses and an increase in available funds. Our $6.2 million increase in deferred revenue and other deferred items was due to amortization of these costs and relatively small additions to deferred revenue and other deferred items. A $0.1 million decrease in cash used for inventory is a result of the termination of our T-Mobile and Verizon contracts, the end of life for RIM 857 devices and the decline in demand for devices used on our DataTac network. A $1.9 million decrease in cash received from accounts receivable is the result of our decline in sales. The $4.5 million decrease in other current assets is primarily attributable to a decrease in prepaid site rent and the $1.5 million decrease in accrued interest is a result of the repayment of our notes and term credit facility.

Investing Activities: Net cash used in investing activities for the year ended December 31, 2004 was $120.7 million as compared to $4.9 million provided by investing activities for the year ended December 31, 2003.

Our $120.7 million cash used in investing activities consists of our $125.0 million investment in MSV in November 2004, offset by $2.1 million which reduced our notes receivable from MSV. Cash flows from investing activities also increase due to the conversion of our $ 1.1 million letter of credit that secured our capital lease with Hewlett-Packard to unrestricted cash, as part of our negotiated settlement of these obligations with Hewlett-Packard in June 2004 and increased $0.4 million due to the conversion of other unrestricted cash. Cash used in investing activities decreased by our investments in property and equipment of $1.4 million reflecting our investment in new telecommunications infrastructure costs, this investment was offset by proceeds from the sale of certain frequency assets of $2.1 million.

Financing Activities: Net cash provided by financing activities was $152.3 million for the year ended December 31, 2004 as compared to $4.9 million for the year ended December 31, 2003. The $151.7 million increase in cash provided by financing activities was the result of the proceeds from the exercise of certain employee stock options and certain other warrants and our private placements of common stock completed in April, July and November 2004. These proceeds were partially utilized in our negotiated settlement of our vendor debt and capital lease obligations in the second quarter of 2004, the repayment of all amounts outstanding under our term credit facility in April 2004, the repayment of all amounts outstanding under our debt obligations to Rare Medium and CSFB and our investment in MSV in November 2004.

Specifically, our $152.3 million increase in cash provided by financing activities consist of $192.0 million in proceeds from the issuance of stock, $2.0 million in proceeds from the issuance of employee stock options and $1.5 million in proceeds from borrowings under our term credit facility. These increases were offset by $24.0 million in repayment of notes, $6.9 million in repayment of our term credit facility, payment of $0.1 million in deferred financing fees related to the term credit facility, $5.2 million in repayments of vendor and capital lease obligations and $7.0 million for payment of stock issuance costs and related charges.

We believe that our available funds, together proceeds from planned rights offering and the exercise of warrants and options, will be adequate to satisfy our current and planned operations for at least the next twelve months.

Debt and Capital Lease Obligations

As of December 31, 2004, Motient has no outstanding debt or capital lease obligations.

Credit Facility Repayment: On April 13, 2004, Motient repaid the all principal amounts then owing under its term credit facility, including accrued interest thereon, in an amount of $6.8 million. The facility terminated on December 31, 2004, and the Company does not plan to attempt to extend the borrowing availability again. The retirement and subsequent termination of the credit facility on December 31, 2004 required the amortization of all remaining interest expense associated with this facility

United Parcel Service Prepayment: In December 2002, we entered into an agreement with UPS pursuant to which UPS prepaid to us an aggregate of $5 million for network airtime service to be provided beginning January 1, 2004. The $5 million prepayment was credited against airtime services provided to UPS beginning January 1, 2004. Based on UPS' current level of network airtime usage, we do not expect that UPS will be required to make any cash payments to us in 2005 and 2006 for service provided during 2005 and 2006. UPS may terminate the contract on 30 days' notice. If UPS terminates the contract, we will be required to refund any unused portion of the prepayment to UPS. While we expect that UPS will remain a customer for the foreseeable future, there are no minimum purchase requirements under the contract and the bulk of UPS' units have migrated to another network, leaving 4,721 active units on our network as of December 31, 2004. The value of our remaining airtime service obligations to UPS at December 31, 2004 in respect of the prepayment was approximately $4.0 million.

Rare Medium Note: On July 15, 2004, the Company paid all principal and interest due and owing on this $19.0 million principal amount note, in the amount of $22.6 million.

CSFB Note: On July 15, 2004, the Company paid all principal and interest due and owing on this $750,000 principal amount note, in the amount of $0.9 million.

Termination of Motorola and Hewlett-Packard Agreements: In June 2004, the Company negotiated settlements of the entire amounts outstanding under its financing facility with Motorola and its capital lease with Hewlett-Packard. The full amounts due and owing under these agreements was $6.8 million. The Company paid an aggregate of $3.9 million in cash to Motorola and Hewlett-Packard and issued a warrant to Motorola to purchase 200,000 shares of the Company's common stock at a price of $8.68, in full satisfaction of the outstanding balances. The Company recorded a gain on the extinguishment of debt in the amount of $0.7 million on the Hewlett Packard settlement. The Company recorded a gain of $0.1 million on the Motorola settlement.

Restructuring Costs

In June 2004, the Company recorded a restructuring charge of $5.1 million related to certain network rationalization initiatives, consisting of base station deconstruct costs of $0.5 million, the loss on the retirement of certain base station equipment of $2.8 million and termination liabilities of $1.8 million for site leases no longer required for removed base stations. Of these amounts, as of December 31, 2004, the Company had incurred base station deconstruction costs of $0.5 million, the loss on the retirement of certain base station equipment of $2.8 million and termination liabilities of $0.9 million for site leases no longer required for removed base stations.

The following table displays the activity and balances of the restructuring reserve account from January 1, 2004 to December 31, 2004:

                                              Base Station
                                 Employee         Asset       Base Station    FCC License     Site Lease
                               Terminations    Write-Offs    Deconstruction  Terminations    Terminations      Total
                               ------------    ----------    --------------  ------------    ------------      -----
Balance January 1, 2004             $---           $---            $---           $---            $---          $---
---------------------------------------------------------------------------------------------------------------------
Restructure Charge                (1,107)           ---             ---            ---             ---        (1,107)
Deductions - Cash                    333            ---             ---            ---             ---           333
Deductions - Non-Cash                ---            ---             ---            ---             ---           ---
---------------------------------------------------------------------------------------------------------------------
Balance March 31, 2004              (774)           ---             ---            ---             ---          (774)
---------------------------------------------------------------------------------------------------------------------
Restructure Charge                   ---         (2,801)           (398)          (113)         (1,854)       (5,166)
Deductions - Cash                    242            ---              75             25              61           403
Deductions - Non-Cash                ---          2,801             ---            ---             ---         2,801
---------------------------------------------------------------------------------------------------------------------
Balance June 30, 2004               (532)           ---            (323)           (88)         (1,793)       (2,736)
---------------------------------------------------------------------------------------------------------------------
Deductions - Cash                    132            ---             252             39             416           839
Deductions - Non-Cash                ---            ---             ---            ---             ---           ---
---------------------------------------------------------------------------------------------------------------------
Balance September 30, 2004          (400)           ---             (71)          $(49)        $(1,377)      $(1,897)
---------------------------------------------------------------------------------------------------------------------
Deductions - Cash                     50            ---              71             54             435           610
---------------------------------------------------------------------------------------------------------------------
Deductions - Non-Cash                ---            ---             ---            ---             ---           ---
---------------------------------------------------------------------------------------------------------------------
Balance December 31, 2004          $(350)          $---            $---             $5           $(942)      $(1,287)
---------------------------------------------------------------------------------------------------------------------

Commitments

There are no remaining payments related to our debt and capital lease obligations since they were all retired.

As of December 31, 2004, we had the following outstanding cash contractual operating commitments:

                                             Total       <1 year      1-3 years      3 - 5 years     More than 5 years
                                             -----       -------      ---------      -----------     -----------------
(in thousands)
Operating leases (1)                         $15,212      $5,173       $5,358           $3,424         $1,257
                                             -------      ------       ------           ------         ------
  Total Contractual Cash Obligations         $15,212      $5,173       $5,358           $3,424         $1,257

(1) These commitments generally contain provisions that provide for an acceleration of rent upon a default by us, except that certain long-term real estate leases, categorized as Operating Leases, may not contain such provisions.

In addition, we have certain liabilities, further described above, related to the $5 million prepayment made to us by UPS in 2002.

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

"Fresh-Start" Accounting

In accordance with SOP No. 90-7, effective May 1, 2002, we adopted "fresh-start" accounting and allocated the reorganization value of $221.0 million to our net assets in accordance with procedures specified by SFAS No. 141, "Business Combinations".

We allocated the $221.0 million reorganization value among our net assets based upon our estimates of the fair value of our assets and liabilities. In the case of current assets, we concluded that their carrying values approximated fair values. The values of our frequencies and its investment in and notes receivable from MSV were based on independent analyses presented to the bankruptcy court and subsequently modified as part of our valuation process in November 2003. Please see Note 2, "Significant Accounting Policies - Restatement of Financial Statements," and Note 16, "Subsequent Events," of notes to the consolidated financial statements for further information concerning MSV. The value of our fixed assets was based upon a valuation of our software and estimates of replacement cost for network and other equipment, for which we believe that our recent purchases represent a valid data point. The value of our other intangible assets was based on third party valuations as of May 1, 2002.

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

In December 2003, the Staff of the SEC issued SAB No. 104, "Revenue Recognition", which supersedes SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 104's primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple-element revenue arrangements and to rescind the SEC's "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers", or FAQ, issued with SAB No. 101. Selected portions of the FAQ have been incorporated into SAB No. 104. The adoption of SAB No. 104 will not have a material impact on our revenue recognition policies.

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

We package airtime usage on our network that involves a wide variety of volume packaging, for example, anything from a 35 kilobytes per month plan up to unlimited kilobyte usage per month, with various gradations in between. Discounts may be applied when comparing one customer to another, and such service discounts are recorded as a reduction of revenue when granted. The Company does not offer incentives generally as part of its service offerings, however, if offered they would be recorded as a reduction of revenue ratably over a contract period.

Service discounts and incentives are recorded as a reduction of revenue when granted, or ratably over a contract period. The Company defers any revenue and costs associated with activation of a subscriber on the Company's network over an estimated customer life of two years.

To date, the majority of our business has been transacted with telecommunications, field services, natural resources, professional service and transportation companies located throughout the United States. We grant credit based on an evaluation of the customer's financial condition, generally without requiring collateral or deposits. We establish a valuation allowance for doubtful accounts receivable for bad debt and other credit adjustments. Valuation allowances for revenue credits are established through a charge to revenue, while valuation allowances for bad debts are established through a charge to general and administrative expenses. We assess the adequacy of these reserves quarterly, evaluating factors such as the length of time individual receivables are past due, historical collection experience, the economic environment and changes in credit worthiness of our customers. As of December 31, 2004 and December 31, 2003, we had a valuation allowance of approximately 11.8% and 16.6% of our accounts receivable, respectively. We believe that our established valuation allowance was adequate as of December 31, 2004 and 2003. If circumstances related to specific customers change or economic conditions worsen such that our past collection experience and assessments of the economic environment are no longer relevant, our estimate of the recoverability of our trade receivables could be further reduced.

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

Long-lived Assets

On January 1, 2002, we adopted the provisions of SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. As of January 1, 2002, we had approximately $5.0 million of recorded goodwill. However, as part of our adoption of "fresh-start" accounting, our recorded goodwill was reduced to zero.

We account for our frequencies as finite-lived intangibles and amortize them over a 15-year estimated life. As described in Note 6 of notes to consolidated financial statements, we are monitoring a pending FCC rulemaking proposal that may affect our 800 MHz spectrum, and we may change our accounting policy for FCC frequencies in the future as new information is available.

On January 1, 2002, we also adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". The statement requires that all long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured on a net realizable value basis and will not include amounts for future operating losses. The statement also broadens the reporting requirements for discontinued operations to include disposal transactions of all components of an entity (rather than segments of a business). Components of an entity include operations and cash flows that can be clearly distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. In 2004, we engaged a financial advisor to evaluate the value of our customer-related intangibles as of September 30, 2003 due primarily to the decline in revenue from UPS in this time period. This valuation resulted in an impairment of the customer-related intangibles of $5.5 million in the third quarter of 2003. In addition, in December 2004, we performed an additional analysis on the impact of our revenue decline on our customer intangibles. As a result, we determined that the value of our customer intangibles was further impaired and was reduced by $0.8 million. The adoption of SFAS No. 144 had no other material impact on our financial statements.

Recent Accounting Standards

EITF 04-8

In October 2004, the FASB ratified EITF 04-8, "Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings Per Share." The new rules require companies to include shares issuable upon conversion of contingently convertible debt in their diluted earnings per share (EPS) calculations regardless of whether the debt has a market price trigger that is above the current fair market value of the company's common stock that makes the debt currently not convertible. The new rules are effective for reporting periods ending on or after December 15, 2004.

Motient currently has no contingently convertible debt and does not expect to enter into any transactions in which EITF 04-8 will apply.

SFAS No. 151

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs: an amendment of ARB No. 43, Chapter 4," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the provisions of SFAS No. 151, when applied, will have an impact on our financial position or results of operations.

SFAS No. 123R

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment: an amendment of FASB Statements No. 123 and 95," which requires companies to recognize in their income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123R is effective for interim or annual periods beginning after June 15, 2005. Accordingly, we will adopt SFAS No. 123R in our fourth quarter of fiscal 2005. Unamortized stock-based compensation expense, on a pro forma basis, as of December 31, 2004 totaled $243,000, with the entire amount to be amortized in fiscal 2005.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.
---------------------------------------------------------------------

As of December 31, 2004 and March 1, 2005, we are not exposed to the impact of interest rate changes. We do not use derivative financial instruments to manage our interest rate risk. We invest our cash in short-term commercial paper, investment-grade corporate and government obligations and money market funds.

As of December 31, 2004 and March 1, 2005, Motient has no remaining debt obligations.

Item 8.  Financial Statements and Supplementary Data.
-----------------------------------------------------

The financial statements and supplementary data required by this item are included in Part IV, Item 15 of this Form 10-K and are presented beginning on page F-1 with respect to Motient and beginning on page M-1 with respect to MSV.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

None.

Item 9A.  Controls and Procedures.
----------------------------------

We have performed an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2004.

Internal Control Over Financial Reporting

Pursuant to Item 308(a) of Regulation S-K and subsequent SEC Releases and guidance, we will be required to furnish an annual management report on our internal control of our financial reporting by April 30, 2005. In order to issue our report, which will be included pursuant to an amendment to this Form 10-K, our management must document both the design of our internal controls and the testing processes that support management's evaluation and conclusion. Our management has begun the necessary processes and procedures for issuing its report on internal controls.

The attestation report of our independent registered public accounting firm, Friedman LLP, required by Item 308(b) of Regulation S-K is not contained in this Annual Report on Form 10-K. This attestation report will be included pursuant to an amendment to this Form 10-K.

Although we have not been able to include this report herein, we have been able to outline certain items that will effect the contents of that report, discussed below.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in the Securities Exchange Act of 1934 Rule 13a - 15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2004. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 based upon criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our assessment, management determined that our internal control over financial reporting have certain "significant deficiencies" as defined under the standards established by the Public Company Accounting Oversight Board that do not, individually or in aggregate, rise to the level of a "material weakness". These significant deficiencies involve matters relating to the design or operation of internal control that, in the judgment of management, could adversely affect the organization's ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. These significant deficiencies relate to:

     o an insufficient segregation of duties involved in the initiation of wire transfers;
     o our reliance on certain insufficiently controlled spreadsheets used for certain aspects of our financial reporting; and
     o the lack of sufficient oversight and review of the processes involved in the preparation of certain aspects of our financial reporting, in particular as it relates to several complex and sophisticated transactions. As part of our 2004 audit, our auditors suggested certain adjustments (which we agree with) to our accounting as a result of certain transactions. While these adjustments were not material, we deemed the necessity for these adjustments as potential evidence of a lack of appropriate resources in our finance department.

Management has concluded that adequate compensatory controls, including executive oversight, were in place as of December 31, 2004 and therefore does not believe that these significant deficiencies had a material effect on the results of our financial reporting, either singularly or in aggregate, nor does management believe that any of these significant deficiencies, singularly or in aggregate, rise to the level of a "material weakness."

In order to address these issues, management has taken the following steps to eliminate these conditions in 2005:

     o we have changed our wire transfer rights and procedures to insure all wires are properly initiated and approved according to Company policy;
     o we have started to, and will continue to, install passwords, "locked" cells, and other proper controls within spreadsheets used for financial reporting, and will attempt to eliminate their use wherever possible by the end of the second quarter 2005; and,
     o we have retained consultants with accounting expertise to assist our internal staff in the recording of certain complex accounting matters. We also plan to add additional internal resources in the next 60 to 90 days to ensure adequate oversight and review of future transactions.

We have discussed our corrective actions and future plans with our Audit Committee and Freidman LLP and, as of the date of this Annual Report on Form 10-K, we believe the actions outlined above should correct the deficiencies in internal controls outlined above.

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The changes outlined above began in 2005.

Item 9B.  Other Information
---------------------------

None.

                                    PART III


Item 10.  Directors and Executive Officers of Motient.
------------------------------------------------------

The following table sets forth certain information about our executive officers, directors and key employees.

Name                         Title                                        Age      Began Service
----                         -----                                        ---      -------------
Christopher W. Downie        Executive Vice President,                    35       2003
                             Chief Operating Officer and Treasurer
Dennis W. Matheson           Senior Vice President and Chief              44       1993
                             Technology Officer
Deborah L. Peterson          Vice President, Systems Engineering          49       1992
                             and Solutions
Richard V. Crawford          Vice President, Network Engineering          48       1991
Robert L. Macklin            General Counsel and Secretary                30       2003
Myrna J. Newman              Controller and Chief Accounting Officer      48       2003
Steven G. Singer             Director, Chairman                           43       2002
Gerald S. Kittner            Director                                     52       2002
Barry A. Williamson          Director                                     47       2005
Jonelle St. John             Director                                     50       2000
James D. Dondero             Director                                     42       2002
Raymond L. Steele            Director                                     69       2004


Christopher W. Downie. Mr. Downie was appointed executive vice president, chief operating officer and treasurer in May 2004. From March 2004 to May 2004, Mr. Downie was appointed to the position of executive vice president, chief financial officer and treasurer, and designated our principal executive officer. From April 2003 to March 2004, he served as vice president, chief financial officer and treasurer. From May 2002 to April 2003, Mr. Downie worked as a consultant for CTA, a communications consulting firm. While with CTA, Mr. Downie was primarily engaged on Motient-related and other telecom-related matters. From February 2000 to May 2002, Mr. Downie served as a senior vice president and chief financial officer of BroadStreet Communications, Inc. From August 1993 to February 2000, Mr. Downie was a vice president in the Investment Banking Division of Daniels & Associates, LP, an investment bank focused on communications. From 1991 to 1993, Mr. Downie served as a financial analyst at Bear, Stearns & Co. Inc.

Dennis W. Matheson. Mr. Matheson has been Motient's senior vice president and chief technology officer since March 2000. From 1993 to March 2000, Mr. Matheson held other technical positions within Motient, most recently as vice president of engineering and advanced technology. Before joining Motient, Mr. Matheson was senior manager of systems architecture for Bell Northern Research, a subsidiary of Nortel Networks Corporation (formerly known as Northern Telecom Limited). Prior to that, he held various positions with Northern Telecom and Bell Northern Research within the design and product management organizations and held various engineering positions with Texas Instruments Incorporated.

Mr. Matheson was an executive officer of Motient at the time it filed for Chapter 11 protection. Information regarding Motient's filing under Chapter 11 of the Bankruptcy Code is provided in "Business - Motient's Chapter 11 Filing," and is incorporated herein by reference.

Deborah L. Peterson. Ms. Peterson has served as Motient's vice president of system engineering and solutions since 1998. From 1992 to 1998 she held various other technical management positions with Motient. Prior to joining Motient, Deborah was the MIS director at Armour Swift-Eckrich, a ConAgra company, from 1988 to 1992 where she led MIS strategic planning, systems development and support, technical support services, data center operations, and voice and data telecommunications network planning and management. From 1984 to 1988, Ms. Peterson served as systems consultant and project manager at Beatrice Companies where she developed systems plans for a wide range of process manufacturing companies including consumer durable, refrigerated and dry grocery segments.

Richard V. Crawford. Mr. Crawford has served as Motient's vice president of operations and engineering since July 2002. Since joining Motient in 1991, Mr. Crawford has served in various positions in network operations, focused primarily on the quality, timeliness and cost management of Motient's network operations, including the deployment of several architecture plans. Prior to joining Motient/ARDIS in 1991, Mr. Crawford held various management positions for Shark Financial Services (a division of WANG financial) from 1985 to 1991 and Continental Illinois National Bank from 1980 to 1985.

Robert Macklin. Mr. Macklin has served as Motient's general counsel and secretary since May 2004. From September 2003 to May 2004, Mr. Macklin served as Motient's associate general counsel and secretary. From May 2001 to September 2003, he was in-house counsel to Herman Dodge & Son, Inc., a national housewares manufacturer and distributor. Prior to May 2001, he was an associate in the corporate department of Skadden, Arps, Slate, Meagher & Flom (Illinois).

Myrna J. Newman. Ms. Newman has served as Motient's controller, chief accounting officer and principal financial officer since May 2004. From April 2003 to May 2004, she served as controller and chief accounting officer. From 2001 to 2003, she was vice president of finance for Heads and Threads International LLC, a subsidiary of Allegheny Corporation and distributor of fasteners. Prior to that, from 1995 to 2001, she was the controller of Heads and Threads.

Steven G. Singer. Mr. Singer has been a Motient director since May 2002 and chairman of the board since June 2003. Since November 2000, Mr. Singer has served as chairman and chief executive officer of American Banknote Corporation, a public company providing documents of value (such as currency, checks, passports, and credit cards) and related services. American Banknote filed for protection under Chapter 11 of the Bankruptcy Code in January 2005. Since 1994, Mr. Singer has also been chairman and chief executive officer of Pure 1 Systems, a privately held drinking water treatment company. From 1994 to 2000, Mr. Singer was executive vice president and chief operating officer of Romulus Holdings, Inc., a family-owned investment fund. Mr. Singer also currently serves as the non-executive chairman of Globix Corporation, a public company.

Gerald S. Kittner. Mr. Kittner has been a Motient director since May 2002. Since October 2001, Mr. Kittner has been an advisor and consultant for CTA. From 1996 to 1999, Mr. Kittner was a senior vice president for legislative and regulatory affairs with CAI Wireless Systems. When CAI Wireless Systems was acquired by WorldCom, Inc. (then MCI) in 1999, Mr. Kittner remained with WorldCom as a senior vice president for approximately one year. From 1996 to 2000, Mr. Kittner served on the board of directors of the Wireless Communications Association, and was a member of its executive and government affairs committees. Previously, Mr. Kittner was a partner with the law firm Arter & Hadden and worked with a variety of telecommunications clients.

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

Barry A. Williamson. Mr. Williamson became a Director in March 2005. Mr. Williamson was elected in 1992 as the 38th Texas Railroad Commissioner and served from January 1993 to January 1999. He served as the Railroad Commission's Chairman in 1995. During the late 1980's and early 1990's, Mr. Williamson served under the Bush administration at the U.S. Department of Interior as the Director of Minerals Management Service. During the 1980's, Mr. Williamson served under the Reagan administration as a principal advisor to the U.S. Secretary of Energy in the creation and formation of a national energy policy. Mr. Williamson began his career with the firm of Turpin, Smith, Dyer & Saxe, and in 1985 established the Law Offices of Barry Williamson and founded an independent oil and gas company. Mr. Williamson serves on the Board of Directors of Tejas Incorporated, a publicly traded brokerage and investment banking company, and SPACEHAB, Incorporation, a publicly traded commercial and government space services company. Mr. Williamson graduated from the University of Arkansas with a B.A. in Political Science in 1979, and received his J.D. degree from the University of Arkansas Law School in 1982.

Jonelle St. John. Ms. St. John has been a Motient director since November 2000. Ms. St. John was the chief financial officer of MCI WorldCom International in London from 1998 through 2000 following her positions as the treasurer of MCI Communications Corporation from 1993 to 1998. Prior to working with WorldCom, Ms. St. John was the vice president and treasurer and the vice president and controller of Telecom*USA, which she joined in 1985. Before 1985, Ms. St. John held various positions at Arthur Andersen LLP.

Ms. St. John was a director of Motient at the time it filed for Chapter 11 protection. Information regarding Motient's filing under Chapter 11 of the Bankruptcy Code is provided in "Business - Motient's Chapter 11 Filing," and is incorporated herein by reference.

James D. Dondero. Mr. Dondero has been a Motient director since July 2002. Mr. Dondero has been president of Highland Capital Management, L.P. since 1993. Mr. Dondero is also a director of Audio Visual Services Corp., Genesis Health Ventures, Inc. and American Banknote Corporation, all of which are public companies.

Raymond L. Steele. Mr. Steele was elected to the board of directors in May 2004. Mr. Steele has been a director of Globix since June 2003, and is also a member of the board of directors of Dualstar Technologies Corporation and American Banknote Corporation. From August 1997 until October 2000, Mr. Steele served as a board member of Video Services Corp. Prior to his retirement, Mr. Steele held various senior positions such as Executive Vice President of Pacholder Associates, Inc. (from August 1990 until September 1993), Executive Advisor at the Nickert Group (from 1989 through 1990), and Vice President, Trust Officer and Chief Investment Officer of the Provident Bank (from 1984 through 1988).

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

Board Compensation

Each non-employee member of the board of directors is entitled to receive $2,000 per month, and each member of the audit committee (currently Ms. St. John, Mr. Kittner and Mr. Steele) and the compensation and stock option committee (currently Mr. Singer, Mr. Kittner and Mr. Dondero) are entitled to receive an additional $500 and $250 per month, respectively. The chairman of the board is entitled to receive an additional $2,000 per month. All directors are eligible to receive grants of restricted stock and grants of stock options under Motient's 2004 Restricted Stock Plan and 2002 Stock Option Plan.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, our directors, executive officers and any persons holding more than ten percent of our common stock are required to report their ownership of the common stock and any changes in that ownership to the SEC. Specific due dates for these reports have been established by the SEC, and we are required to report in this annual report any failure to file by these dates. Based on our review of these reports filed during and in connection with the year ended December 31, 2004, and on certain written representations, we do not believe that any of our directors, officers or beneficial owners of more than ten percent of our common stock failed to file a form or report a transaction on a timely basis other than: a Form 4 filed by JGD Management Corp., a Form 3 filed by Raymond Steele, a Form 4 filed by Peter Aquino, a Form 3 filed by Robert Macklin, a Form 4 filed by James Dondero, a Form 4 filed by John Waterfall, and a Form 4 filed by Christopher Downie, each of which were not filed on a timely basis, but have since been filed.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer. This code of ethics has been approved by our board of directors, and has been designed to deter wrongdoing among directors, officers and employees and promote honest and ethical conduct, full, fair, accurate and timely disclosure, compliance with applicable laws, rules and regulations, prompt internal reporting of code violations, and accountability for adherence to our code. Our code of ethics is posted in the investor relations section of our website, www.motient.com.

Item 11.  Executive Compensation.
---------------------------------

The following tables set forth (a) the compensation paid or accrued by Motient to Motient's chief executive officer and its five other most highly compensated executive officers receiving over $100,000 per year in 2004, all of whom are referred to herein as the "named executive officers" for services rendered during the fiscal years ended December 31, 2002, 2003, and 2004 and (b) certain information relating to options granted to such individuals.


                           Summary Compensation Table

                                                    Annual Compensation                      Long-Term Compensation
                                     ----------------------------------------------------------------------------------
                                                                                          Restricted     Securities
     Name and                                                            Other Annual       Stock        Underlying
  Principal Position                 Year     Salary       Bonus        Compensation(1)     Awards      Options/SARs(2)
  ------------------                 ----     ------       -----        ---------------     ------      ---------------
Christopher W. Downie                2004     $225,707           $0          $264             $0           101,160
Executive Vice President,            2003     $129,688           $0           $88             $0            40,000
Chief Operating Officer
and Treasurer (3)

Dennis W. Matheson                   2004     $192,880      $89,908          $248             $0                 0
Senior Vice President                2003     $181,067           $0          $168             $0            40,000
and Chief Technology Officer         2002     $177,923      $25,000          $476             $0           120,000

Deborah L. Peterson                  2004     $143,246      $61,524          $177             $0                 0
Vice President, Systems              2003     $165,890           $0          $219             $0            20,000
Engineering and Solutions            2002     $165,890      $20,000          $219             $0            50,000

Richard V. Crawford                  2004     $149,064      $39,242          $220             $0                 0
Vice President, Network              2003     $145,005           $0          $202             $0            20,000
Operations and Engineering           2002     $130,004       $5,000          $202             $0            50,000

Robert L. Macklin (4)                2004     $138,873           $0          $166             $0            10,619
General Counsel and Secretary        2003      $32,392           $0           $14             $0            25,000

Myrna J. Newman (5)                  2004     $138,641           $0          $166             $0                 0
Controller and Chief                 2003      $80,985           $0           $87             $0            15,000
Accounting Officer



(1) Includes group term life insurance premiums.

(2) Reflects grants of options to purchase shares of common stock under Motient's 2002 stock option plan. Motient has not granted stock appreciation rights, or SARs.

(3) Mr. Downie's employment began in April 2003.

(4) Mr. Macklin's employment began in September 2003.

(5) Ms. Newman's employment began in April 2003.

The following table sets forth each grant of stock options made during fiscal year 2004 to each of the named executive officers.

                      Option/SAR Grants in Last Fiscal Year

                                                   Individual Grants
                             ---------------------------------------------------------------   Potential Realizable
                               Number of      % of Total                                      Value at Assumed Annual
                               Securities     Options/SARs                                     Rates of Stock Price
                               Underlying      Granted to    Exercise or                         Appreciation for
                             Options/SARs      Employees/    Base Price                           Option Term(1)
     Name                     Granted (2)     Fiscal Year     ($/Share)    Expiration Date      5%          10%
     ----                     -----------     -----------     ---------    ---------------      --          ---
Christopher W. Downie           101,160           55%           $5.15(3)      8/2/2014       $326,000    $824,000
Dennis W. Matheson                    0            0%              NA            NA
Deborah L. Peterson                   0            0%              NA            NA
Richard V. Crawford                   0            0%              NA            NA
Robert L. Macklin                10,619            5%           $8.57(4)     12/13/2014       $55,000    $140,000
Myrna J. Newman                       0            0%              NA            NA


(1) Based on actual option term and annual compounding.

(2) These options were fully vested upon grant

(3) 1,160 of these options have an exercise price of $3.00.

(4) 619 of these options have an exercise price of $3.00.


The following table sets forth, for each of the named executive officers, the value of unexercised options at fiscal year-end.

            Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values (1)

                                                                        Number of Securities       Value of Unexercised
                                                                             Underlying                in-the-Money
                                                                       Unexercised Options at         Options/SARs at
                                    Shares                                 Fiscal Year-End          Fiscal Year-End($)
                                 Acquired on                                Exercisable/               Exercisable/
             Name                Exercise (#)    Value-Realized ($)         Unexercisable              Unexercisable
             ----                ------------    ------------------         -------------              -------------
Christopher W. Downie               40,000            $529,250                101,160/0                $1,848,664/0
Dennis W. Matheson                  67,660             878,776                0/73,330                 0/$1,424,268
Deborah L. Peterson                 29,995             224,772                0/33,331                  0/$644,121
Richard V. Crawford                 25,750             189,288              3,334/33,331             $68,014/$644,121
Robert L. Macklin                      0                  --                14,787/20,832            $234,910/$369,768
Myrna J. Newman                      3,120              41,184                 0/9,999                  0/$203,980


(1) Motient has not granted SARs.

Change of Control Agreements

Pursuant to the Plan of Reorganization, Motient entered into a change of control agreement, effective May 1, 2002, with each of Mr. Matheson, Ms. Peterson, and eight other vice presidents of Motient. Under the agreements, each officer is eligible to receive one year of their annual base salary (excluding cash bonus) in the event that both (x) a "change in control" or an anticipated "change in control," as defined in the change of control agreement, has occurred and (y) the employee is terminated or his or her compensation or responsibilities are reduced. The events constituting a "change of control" generally involve the acquisition of greater than 50% of the voting securities of Motient, as well as certain other transactions or events with a similar effect. Other than Mr. Matheson and Ms. Peterson, the Company currently has no employees with such a change of control agreement.

Compensation of Directors

Information about compensation of directors appears in Item 10 of this annual report on Form 10-K and is incorporated herein by reference.

2002 Stock Option Plan

Our 2002 stock option plan was adopted by the board of directors on May 31, 2002 and received stockholder approval on July 11, 2002. A total of 2,993,024 shares of common stock have been reserved for issuance under the 2002 stock option plan. Under the 2002 stock option plan, we are authorized to grant options to purchase shares of common stock intended to qualify as incentive stock options, as defined under section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified stock options to any employees, outside directors, consultants, advisors and individual service providers whose participation in the 2002 stock option plan is determined by our compensation and stock option committee to be in our best interests. The term of each stock option is fixed by the board of directors or the compensation committee, and each stock option is exercisable within ten years of the original grant date. Generally, an option is not transferable by the recipient except by will or the laws of descent and distribution. Some change of control transactions, such as a sale of Motient, may cause awards granted under the 2002 stock option plan to vest. As of December 31, 2004, options to purchase 605,727 shares of our common stock were outstanding.

2004 Restricted Stock Plan

In August 2004, the Company adopted a restricted stock plan, and subsequently registered the shares to be issued under such plan on a registration statement on Form S-8. Pursuant to this plan, the Company may issue up to 1,000,000 shares of restricted common stock to employees or directors. In September 2004, the Company issued an aggregate of 15,400 shares of restricted stock to its directors as partial compensation for their service on the board of directors. Such shares vested in February 2005. Also in February 2005, the Company issued an aggregate of 95,286 shares of restricted stock to certain consultants and advisors, which vested on February 18, 2005.

Compensation and Stock Option Committee Interlocks and Insider Participation

In 2004, the compensation and stock option committee of Motient's board of directors consisted of Messrs. Singer, Kittner and Dondero. During this time, none of these individuals were executive officers of Motient.

Mr. Kittner has been, in the past, an advisor and consultant for CTA. During 2004, Motient and/or certain of its subsidiaries were party to certain contracts and/or transactions with CTA. All of these contracts and transactions were approved by Motient's board of directors, and Motient believes that the contracts and transactions were made on terms substantially as favorable to Motient as could have been obtained from unaffiliated third parties. The following is a description of such contracts and transactions. In addition, this section describes the relationship between Steven Singer and one of the lenders under our credit facility. For additional information concerning these relationships, see "Certain Relationships and Related Transactions."

On January 30, 2004, Motient engaged CTA to act as chief restructuring entity. As consideration for this work, we agreed to pay to CTA a monthly fee of $60,000. The new agreement modifies the consulting arrangement discussed above.

Except for the warrants and options offered and provided to CTA and certain of its affiliates described below, neither CTA, nor any of its principals or affiliates is a stockholder of Motient, nor does it hold any debt of Motient (other than indebtedness as a result of consulting fees and expense reimbursement owed to CTA in the ordinary course under our existing agreement with CTA). CTA has informed us that in connection with the conduct of its business in the ordinary course, (i) it routinely advises clients in and appears in restructuring cases involving telecommunications companies throughout the country, and (ii) certain of our stockholders and bondholders and/or certain of their respective affiliates or principals, may be considered to be (A) current clients of CTA in matters unrelated to Motient; (B) former clients of CTA in matters unrelated to Motient; and (C) separate affiliates of clients who are (or were) represented by CTA in matters unrelated to Motient.

In April and July 2004, as part of our private placements of common stock, certain CTA affiliates were provided warrants for 400,000 and 340,000 shares, respectively, of our common stock at an exercise price of $5.50 and $8.57, respectively, per share. In December 2004, certain CTA affiliates were provided options to purchase 125,000 shares of our common stock at a price of $8.57 per share. In February 2005, CTA and certain of its affiliates were paid an investment banking fee of $3,709,796 in cash and stock in relation to the closing of Motient's acquisition of certain interests in MSV. Such fee is equal to 1% of the aggregate consideration paid by Motient for such MSV interests. 40% of this fee was paid to The Singer Children's Management Trust, which is a trust established for the benefit of the children of Gary Singer, a former lender under the 2003 Term Credit Agreement and the brother of Steven Singer, Motient's chairman of the board. This amount was paid at the direction of CTA as compensation for the assistance Gary Singer provided to CTA in the transaction.

Item 12. Security Ownership Of Certain Beneficial Owners and Management and Related Shareholder Matters.
----------------------------

Stock Ownership Of Certain Beneficial Owners and Management and Related Stockholder Matters.
--------------------

The following table and the accompanying notes set forth certain information, as of March 15, 2005 (or any other date that is indicated) concerning the beneficial ownership of Motient's common stock by (i) each person who is known by Motient to own beneficially more than five percent of Motient's common stock,
(ii) each director, (iii) each executive officer named in the summary compensation table and (iv) all directors and executive officers as a group. Except as otherwise indicated, each person listed in the table has informed Motient that such person has sole voting and investment power with respect to such person's shares of common stock and record and beneficial ownership with respect to such person's shares of common stock.

                                                        Number of        % of Class
Name of Beneficial Owner                                Shares (1)           (1)
------------------------                                ----------       ----------
Highland Capital Management, L.P. (2)
13445 Noel Road                                          6,042,702           9.3%
Suite 3300
Dallas, TX  75240

Paul Tudor Jones, II (3)
c/o Tudor Investment Corporation
1275 King St.                                            4,378,944           8.6%
Greenwich, CT 06831

George W.  Haywood (4)
c/o Cronin & Vris, LLP
380 Madison Avenue                                       5,804,500           9.0%
24th Floor
New York, NY 10017

James G.  Dinan (5)
York Capital Management & affiliates
350 Park Avenue                                          3,574,559           5.5%
4th Floor
New York, NY 10022

Rajendra Singh (6)
Telcom Ventrues, L.L.C.
201 N. Union St., Suite 360                              8,801,888          13.6%
Alexandria, VA 22314

Directors and Executive Officers
Dennis W. Matheson                            40,000                   *
Christopher W. Downie (8)                    101,160                   *
Deborah L. Peterson                           11,733                   *
Richard V. Crawford                                0                   *
Robert L. Macklin (7)                         14,208                   *
Myrna J. Newman (7)                            2,500                   *
Barry A. Williamson                                0                   *
Gerald S. Kittner (7)                         18,814                   *
Steven G. Singer  (7)                         32,517                   *
Jonelle St. John (7)                          21,114                   *
Raymond L. Steele (7)                         11,800                   *
James D. Dondero (2)                       6,042,702                9.3%
                                           ---------                ---

All directors and named executive
officers as a group (13 persons)           6,384,748                9.9%
                                           =========                ===

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

(2) Indirect ownership consists of shares of Common Stock held by a filing group consisting of Highland Capital Management, L.P. ("Highland Capital"); Strand Advisors, Inc. ("Strand"); Highland Crusader Offshore Partners, L.P. ("Crusader"); Prospect Street High Income Portfolio, Inc. ("PHY"); Prospect Shares Income Shares, Inc. ("CNN"); Highland Legacy Limited ("Legacy"); PAMCO Cayman, Limited ("PAMCO"); Highland Equity Focus Fund, L.P. ("Equity Focus"); Highland Equity Fund, L.P. ("Equity Fund") and James D. Dondero. Highland Capital is the general partner of Crusader, Equity Fund and Equity Focus, and the investment advisor for PHY, CNN, Legacy and PAMCO. Strand is the general partner of Highland Capital. Mr. Dondero is the President of Highland Capital and the President and a director of Strand. The amount also includes warrants for the purchase of 825,000 additional shares, which may never vest. Highland Capital, Strand and Mr. Dondero expressly disclaim beneficial ownership of the securities reported herein except to the extent of their pecuniary interest therein.

(3) The shares of Common Stock reported herein as beneficially owned are owned directly by Tudor Proprietary Trading, L.L.C., The Altar Rock Fund, L.P., The Raptor Global Portfolio, Ltd. and The Tudor BVI Global Portfolio Ltd. . Because Tudor Investment Corporation is the sole general partner of Altar Rock and provides investment advisory services to Raptor Portfolio and BVI Portfolio, Tudor Investment Corporation may be deemed beneficially to own the shares of Common Stock owned by each. Tudor Investment Corporation expressly disclaims such beneficial ownership. In addition, because Mr. Jones is the controlling shareholder of Tudor Investment Corporation and the indirect controlling equity holder of Tudor Proprietary Trading, Mr. Jones may be deemed beneficially to own the shares of Common Stock deemed beneficially owned by Tudor Investment Corporation and Tudor Proprietary Trading. Mr. Jones expressly disclaims such beneficial ownership.

(4)  Does not include 130,000 shares owned by Mr. Haywood's spouse and children.

(5) James G. Dinan beneficially owns the 2,276,445 shares of our common stock, which includes shares owned by various funds and accounts over which Mr. Dinan has discretionary investment authority. Mr. Dinan is the senior managing member and holder of a controlling interest in Dinan Management, L.L.C., York Select Domestic Holdings, LLC, York Select Offshore Holdings, LLC, York Offshore Holdings L.L.C. and York Distressed Domestic Holdings, LLC. Mr. Dinan is also a director and holder of a controlling interest in York Offshore Holdings, Limited. York Offshore Holdings is the investment manager of York Investment. Dinan Management is the general partner of York Capital Management. York Select Domestic Holdings is the general partner of York Select. York Select Offshore Holdings is the investment manager of York Select Unit Trust. York Distressed Domestic Holdings is the investment manager of York Distressed Opportunities Fund. York Offshore Holdings is the investment manager of York Offshore Investors. Mr. Dinan is the president and sole stockholder of JGD Management Corp., which manages the other funds and accounts that hold our common stock over which Mr. Dinan has discretionary investment authority.

(6) 307,042 of the shares listed are shares underlying warrants to purchase common stock which may never vest. Includes 2,046,951 shares and 153,521 shares underlying warrants to purchase common stock that are held by Dr. Singh's wife, Neera Singh. Includes; 4,093,902 shares of Motient common stock and 307, 042 shares of underlying warrants held by two irrevocable educational trusts established for the benefit of Dr. Singh's children. Mrs. Singh is one of the co-trustees of each trust. Dr. and Mrs. Singh disclaim any beneficial ownership of such shares to the extent allowable by law.

(7) Includes shares underlying stock options that are fully vested and exercisable.

(8) Comprised of shares underlying options and a warrant that are fully vested and exercisable.

Securities Issued Under Equity Compensation Plans

The following table provides information regarding equity compensation plans under which our equity securities were authorized for issuance as of December 31, 2004.

                      Equity Compensation Plan Information

                                                                                                       Number of
                                                                                                       securities
                                                                                                       remaining
                                                                                                      available for
                                                             Number of           Weighted-           future issuance
                                                         securities to be         average             under equity
                                                            issued upon        exercise price         compensation
                                                            exercise of        of outstanding        plans (excluding
                                                            outstanding          options,              securities
                                                         options, warrants       warrants               reflected
                                                            and rights          and rights             in column(a))
Plan Category                                                   (a)               (b)                      (c)
-------------                                                   ---               ---                      ---
Equity compensation plans approved by
security holders                                               605,727            $5.82(1)            1,741,200

Equity compensation plans not approved by security
holders (2)                                                          0               NA                 984,600
                                                             ---------             -------            ---------
Total                                                          605,727            $5.82(1)            2,725,800

(1) In March 2003, our board of directors approved the reduction in the exercise price of all of the outstanding stock options from $5.00 per share to $3.00 per share.
(2) 2004 Restricted Stock Plan. See above description for further details.

Item 13.  Certain Relationships and Related Transactions.
---------------------------------------------------------

This section describes arrangements with CTA, an entity in which (i) Jared E. Abbruzzese, a director until June 20, 2003, is the chairman, (ii) Gerald S. Kittner, a Motient director, is an advisor and consultant, (iii) Christopher W. Downie, Motient's executive vice president, chief operating officer and treasurer, was formerly affiliated with CTA as an independent consultant and
(iv) Peter Aquino, a former Motient director, was formerly a senior managing director. Additionally, this section describes related party transactions concerning our credit facility and our April, July and November 2004 private placements of common stock.

Communication Technology Advisors LLC

On January 30, 2004, we engaged CTA to act as our chief restructuring entity. As consideration for this work, Motient agreed to pay to CTA a monthly fee of $60,000. The new agreement amends the consulting arrangement discussed above. In April 2004, Motient paid CTA $440,000 for all past deferred fees.

Except for the warrants and options offered to CTA described below, and certain warrants received by certain CTA affiliates in connection with the April 7, 2004 private placement of our common stock, neither CTA, nor any of its principals or affiliates is a stockholder of Motient, nor does CTA hold any debt of Motient (other than indebtedness as a result of consulting fees and expense reimbursement owed to CTA in the ordinary course under our existing agreement with CTA). CTA has informed us that in connection with the conduct of its business in the ordinary course, (i) it routinely advises clients in and appears in restructuring cases involving telecommunications companies throughout the country, and (ii) certain of our stockholders and bondholders and/or certain of their respective affiliates or principals, may be considered to be (A) current clients of CTA in matters unrelated to Motient; (B) former clients of CTA in matters unrelated to Motient; and (C) separate affiliates of clients who are (or were) represented by CTA in matters unrelated to Motient.

In April 2004, as part of our private placements of common stock, certain CTA affiliates were provided warrant for 400,000 and 340,000 shares, respectively, of our common stock at an exercise price of $5.50 and $8.57, respectively, per share. In December 2004, certain CTA affiliates were provided options to purchase 125,000 shares of our common stock at a price of $8.57 per share.

In February 2005, CTA and certain of its affiliates were paid an investment banking fee of $3,709,796 in cash and stock in relation to the closing of Motient's acquisition of certain interests in MSV. Such fee is equal to 1% of the aggregate consideration paid by Motient for such MSV interests.

Mr. Abbruzzese, Mr. Kittner and Mr. Aquino did not participate in the deliberations or vote of the Board with respect to the foregoing matters while serving as a member of the Board.

Term Credit Facility

On January 27, 2003, our wholly-owned subsidiary, Motient Communications, closed a $12.5 million term credit agreement with a group of lenders, including several of our existing stockholders. The lenders include the following entities or their affiliates: M&E Advisors, L.L.C, Bay Harbour Partners, York Capital, and Lampe Conway & Co. York Capital is affiliated with James G. Dinan and JGD Management Corp. Bay Harbour Management, JGD Management Corp. and James G. Dinan each hold 5% or more of our common stock. The lenders also include Gary Singer, directly or through one or more entities. Gary Singer is the brother of Steven
G. Singer, one of our directors. The facility terminated on December 31, 2004, and all amounts due and owing pursuant to the facility have been repaid. We do not anticipate that it borrowing availability will be extended again.

Private Placements of Common Stock

Certain of our directors and holders of more than 5% of our common stock participated in the April 7, July 1, and November 12, 2004 private placements of our common stock. PDA Group, LLC, a wholly-owned entity of Peter D. Aquino, one of our directors, was assigned by Tejas Securities, our placement agent, warrants to purchase 56,250 shares of our common stock at a price of $5.50 per share. James D. Dondero, a director and beneficial owner of more than 5% of our common stock, purchased an aggregate of 2,420,688 shares of our common stock in such private placements. In addition, he also received warrants to purchase 350,058 shares of our common stock at a price of $8.57 per share all of which will vest if and only if we do not meet certain deadlines with respect to the registration of the common stock sold in the private placement.

Item 14.  Principal Accountant Fees and Services.
-------------------------------------------------

Auditor Fees
------------

The following table outlines our fees from our auditors for 2004 and 2003.

                                 Twelve Months           Twelve Months
                               Ended December 31,     Ended December 31,
                                    2004                   2003
                                    -----                  ----
    Audit fees                    $716,230               $695,193
    Audit related fees              20,750                 64,425
    Tax fees                         4,540                 25,325
    Other                                0                 20,338
                                   -------                 ------
       Total                      $741,520               $805,281


Audit Committee Policies
------------------------

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

                                     PART IV

Item 15.  Exhibits and Financial Statement Schedules
---------------------------------------------------------------------------

(1)(a)  The following documents are filed as part of this Form 10-K:

    1) The following consolidated financial statements of Motient Corporation are included as follows:


                                                                                                               Page
                                                                                                               ----

Report of Independent Registered Public Accounting Firm ........................................................F-1

Consolidated Statements of Operations...........................................................................F-2

Consolidated Balance Sheets.....................................................................................F-3

Consolidated Statements of Changes in Stockholders' Equity (Deficit)............................................F-4

Consolidated Statements of Cash Flows...........................................................................F-5

Notes to Consolidated Financial Statements......................................................................F-6

Quarterly Financial Data.......................................................................................F-43


     2) The following consolidated financial statements of Mobile Satellite Ventures LP are included as follows:

                                                                                                               Page
                                                                                                               ----

Independent Auditors' Report....................................................................................M-1

Consolidated Balance Sheets.....................................................................................M-2

Consolidated Statements of Operations...........................................................................M-3

Consolidated Statements of Partners' Equity (Deficit)...........................................................M-4

Consolidated Statements of Cash Flows...........................................................................M-5

Notes to Consolidated Financial Statements......................................................................M-6

         (2)   Financial Statement Schedules

Financial Statement Schedules not included below have been omitted because they are not required or not applicable, or because the required information is shown in the financial statements or notes thereto.

               Schedule II - Valuation and Qualifying Accounts

         (3)   Exhibits

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

10.36    -     Collateral Agency, Subordination and Intercreditor Agreement,
               dated as of March 16, 2004, by and among Motient Communications
               Inc., Motient License Inc., M&E Advisors L.L.C., and Motorola,
               Inc. (incorporated by reference to Exhibit 10.36 to the Company's
               Annual Report on Form 10-K for the year ended December 31, 2002).

10.37    -     Subordinate Motient Communications Share Pledge Agreement, dated as of March 16, 2004, by and between Motient Communications Inc.
               and Motorola, Inc. (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended
               December 31, 2002).

10.38    -     Common Stock Purchase Agreement, dated as of April 7, 2004, by and among Motient Corporation and the Raptor Global Portfolio,
               Ltd., et al (incorporated by reference to Exhibit 10.38 to the Company's Quarterly Report on Form 10-Q for the quarter ended
               March 31, 2003).

10.39    -     Registration Rights Agreement, dated as of April 7, 2004, by and among Motient Corporation and the Raptor Global Portfolio, Ltd., et al (incorporated by reference to Exhibit 10.39 to the Company's Quarterly Report on Form 10-Q for the quarter ended
               March 31, 2003).

10.40    -     Form of Common Stock Purchase Warrant, dated as of April 7, 2004
               (incorporated by reference to Exhibit 10.40 to the Company's
               Quarterly Report on Form 10-Q for the quarter ended March 31,
               2003).

10.41    -     Form of Common Stock Purchase Warrant, dated as of April 7, 2004
               (incorporated by reference to Exhibit 10.41 to the Company's
               Quarterly Report on Form 10-Q for the quarter ended March 31,
               2004).

10.42    -     Securities Purchase Agreement, dated as of June 30, 2004, by and among Motient Corporation and the Raptor Global Portfolio, Ltd.,
               et al (incorporated by reference to Exhibit 10.42 to the
               Company's Registration Statement on Form S-1 filed on July 6,
               2004)

10.43    -     Registration Rights Agreement, dated as of June 30, 2004, by and among Motient Corporation and the Raptor Global Portfolio, Ltd.,
               et al (incorporated by reference to Exhibit 10.42 to the
               Company's Registration Statement on Form S-1 filed on July 6,
               2004)

10.44    -     Form of Common Stock Purchase Warrant, dated as of June 30, 2004
               (incorporated by reference to Exhibit 10.42 to the Company's
               Registration Statement on Form S-1 filed on July 6, 2004)

10.45    -     Form of Common Stock Purchase Warrant, dated as of June 30, 2004
               (incorporated by reference to Exhibit 10.42 to the Company's
               Registration Statement on Form S-1 filed on July 6, 2004)

10.46    -     Warrant Issued to Motorola, Inc. (incorporated by reference to
               Exhibit 10.42 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

10.47    -     Common Stock Purchase Agreement, dated as of November 12, 2004, by and among Motient Corporation and the investors listed therein
               (incorporated by reference to Exhibit 10.43 to the Company's
               Quarterly Report on Form 10-Q for the quarter ended September 30,
               2004)

10.48    -     Registration Rights Agreement, dated as of November 12, 2004, by and among Motient Corporation and the investors listed therein
               (incorporated by reference to Exhibit 10.44 to the Company's
               Quarterly Report on Form 10-Q for the quarter ended September 30,
               2004)

10.49    -     Form of Common Stock Purchase Warrant, dated as of November 12,
               2004 (incorporated by reference to Exhibit 10.45 to the Company's
               Quarterly Report on Form 10-Q for the quarter ended September 30,
               2004)

10.50    -     Purchase Agreement, dated as of November 12, 2004, by and among
               Motient Ventures Holding Inc., Mobile Satellite Ventures LP, et
               al (incorporated by reference to Exhibit 10.46 to the Company's
               Quarterly Report on Form 10-Q for the quarter ended September 30,
               2004)

10.51    -     Note Exchange Agreement, dated as of November 12, 2004, by and among Motient Ventures Holding Inc., Mobile Satellite Ventures
               LP, et al (incorporated by reference to Exhibit 10.47 to the Company's Quarterly Report on Form 10-Q for the quarter ended
               September 30, 2004)

10.52    -     Amended and Restated Limited Partnership Agreement, dated as of
               November 12, 2004, by and among Motient Ventures Holding Inc.,
               Mobile Satellite Ventures LP, et al (incorporated by reference to Exhibit 10.48 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

10.53    -     Amended and Restated Stockholders Agreement, dated as of November
               12, 2004, by and among Motient Ventures Holding Inc., Mobile
               Satellite Ventures GP Inc., et. al. (incorporated by reference to Exhibit 10.49 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

10.54    -     Second Amended and Restated Parent Transfer/Drag Along Agreement,
               dated as of November 12, 2004, by and among Motient Corporation, et. al. (incorporated by reference to Exhibit 10.50 to the Company's Quarterly Report on Form 10-Q for the quarter ended
               September 30, 2004)

10.55    -     Voting Agreement, dated as of November 12, 2004, by and among
               Columbia Space (QP), Inc., et al (incorporated by reference to Exhibit 10.55 to the Company's Registration Statement on Form
               S-1/A filed on February 14, 2005)

10.56    -     Consent Agreement, dated January 27, 2005, by and among Columbia
               Space (QP), Inc., et al(incorporated by reference to Exhibit
               10.56 to the Company's Registration Statement on Form S-1/A filed on February 14, 2005)

10.57    -     Merger Agreement, dated as of February 9, 2005, by and among
               Motient Corporation, Telcom Satellite Ventures Inc., et al(incorporated by reference to Exhibit 10.57 to the Company's
               Registration Statement on Form S-1/A filed on February 14, 2005)

10.58    -     Form of Stock Purchase Agreement, dated February 9, 2005
               (incorporated by reference to Exhibit 10.58 to the Company's
               Registration Statement on Form S-1/A filed on February 14, 2005)

10.59    -     Registration Rights Agreement, dated February 9, 2005 by and among Motient Corporation, Telcom Satellite Ventures Inc., et al
               (incorporated by reference to Exhibit 10.59 to the Company's
               Registration Statement on Form S-1/A filed on February 14, 2005)

10.60    -     Form of Warrant to purchase Motient common stock, dated February
               9, 2005 (incorporated by reference to Exhibit 10.60 to the Company's Registration Statement on Form S-1/A filed on February
               14, 2005)

10.61    -     Form of Stockholder's Agreement, dated February 9, 2005
               (incorporated by reference to Exhibit 10.61 to the Company's
               Registration Statement on Form S-1/A filed on February 14, 2005)

21.1     -     Subsidiaries of the Company (filed herewith).

23.1     -     Consent of Friedman LLP, Independent Registered Public
               Accounting Firm (filed herewith)

23.2     -     Consent of Ernst & Young LLP, Independent Auditors (filed
               herewith)

31.1     -     Certification Pursuant to Rule 13a-14(a)/15d-14(a), of the
               Executive Vice President, Chief Operating Officer and Treasurer
               (principal executive officer).

31.2     -     Certification Pursuant to Rule 13a-14(a)/15d-14(a), of the
               Controller and Chief Accounting Officer (principal financial officer)

32       -     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of
               Executive Vice President, Chief Operating Officer and Treasurer
               (principal executive officer) and Controller and Chief Accounting
               Officer (principal financial officer)

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

                               MOTIENT CORPORATION


                               By      /s/ Christopher W. Downie
                                       -----------------------------------
                                       Christopher W. Downie
                                       Executive Vice President
                                       Chief Operating Officer and Treasurer

                               Date:   March 30, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Christopher W. Downie               Executive Vice President, Chief Operating         March 30, 2005
----------------------------------      Officer and Treasurer (principal executive
Christopher W. Downie                   officer)


/s/ Myrna J. Newman                     Controller and Chief Accounting Officer           March 30, 2005
----------------------------------      (principal financial officer)
Myrna J. Newman

/s/ Steven G. Singer                    Chairman of the Board                             March 30, 2005
----------------------------------
Steven G. Singer

/s/ Jonelle St. John                    Director                                          March 30, 2005
----------------------------------
Jonelle St. John

/s/ Gerald S. Kittner                   Director                                          March 30, 2005
----------------------------------
Gerald S. Kittner

/s/ James D. Dondero                    Director                                          March 30, 2005
----------------------------------
James D. Dondero

/s/ Raymond L. Steele                   Director                                          March 30, 2005
----------------------------------
Raymond J. Steele

                                        Director
----------------------------------
Barry A. Williamson



                          INDEX TO FINANCIAL STATEMENTS

                      MOTIENT CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm..........................................F-1

Consolidated Statements of Operations............................................................F-2

Consolidated Balance Sheets......................................................................F-3

Consolidated Statements of Changes in Stockholders' Equity (Deficit).............................F-4

Consolidated Statements of Cash Flows............................................................F-5

Notes to Consolidated Financial Statements.......................................................F-6

Quarterly Financial Data........................................................................F-43

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Motient Corporation:

We have audited the accompanying consolidated balance sheets of Motient Corporation and Subsidiaries (the "Company") as of December 31, 2004 and 2003 (Successor Company), and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended December 31, 2004 and 2003 (Successor Company), the eight months ended December 31, 2002 (Successor Company), and the four months ended April 30, 2002 (Predecessor Company). Our audits also included the financial statement schedule listed in the index at Item 15(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Motient Corporation and Subsidiaries as of December 31, 2004 and 2003 (Successor Company) and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003 (Successor Company), the eight months ended December 31, 2002 (Successor Company), and the four months ended April 30, 2002 (Predecessor Company), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ Friedman LLP
----------------

East Hanover, New Jersey
March 30, 2005

                      Motient Corporation and Subsidiaries
                      Consolidated Statements of Operations
     For the Years Ended December 31, 2004 and 2003, the Eight Months Ended
           December 31, 2002, and the Four Months Ended April 30, 2002
                      (in thousands, except per share data)

                                                                                                                   Predecessor
                                                                            Successor Company                        Company
                                                                            -----------------                        -------

                                                                                                 Eight Months      Four Months
                                                                 Year Ended       Year Ended        Ended             Ended
                                                                December 31,     December 31,    December 31,        April 30,
                                                                    2004             2003            2002              2002
                                                                    ----             ----            ----              ----
REVENUES
  Services and related revenues                                  $  32,378        $  49,275        $  35,501        $  16,809
  Sales of equipment                                                 4,502            5,210            1,116            5,564
                                                                 ---------        ---------        ---------        ---------
       Total revenues                                               36,880           54,485           36,617           22,373
                                                                 ---------        ---------        ---------        ---------

COSTS AND EXPENSES
  Cost of services and operations (including
  stock-based compensation of $4,401 and $211
  for the years ended December 31, 2004 and 2003;
  exclusive of depreciation and amortization below)                 39,586           51,393           38,141           21,909
  Cost of equipment sold (exclusive of
  depreciation and amortization)                                     4,329            5,942            2,226            5,980
  Sales and advertising (including stock-based
  compensation of $372 and $151 for the years
  ended December 31, 2004 and 2003)                                  1,879            4,552            4,825            4,287
  General and administrative (including
  stock-based compensation of $5,370 and
  $241 for the years ended December 31, 2004 and 2003)              13,223           11,299            9,691            4,130
  Restructuring charges                                              6,264               --               25              584
  Depreciation and amortization                                     15,564           21,466           15,509            6,913
  Loss on disposal of assets                                         2,669            3,037            2,116              591
  Loss on impairment of assets                                         755            5,535               --               --
  Gain on sale of transportation and satellite assets                   --               --             (385)            (372)
  Gain on debt and capital lease retirement                           (802)              --               --               --
                                                                 ---------        ---------        ---------        ---------
  Total Costs and Expenses                                          83,467          103,224           72,148           44,022
                                                                 =========        =========        =========        =========

       Operating loss                                              (46,587)         (48,739)         (35,531)         (21,649)

  Interest and other income (expense)                                  343              662              (89)             145
  Write-off of deferred financing costs                            (12,035)              --               --               --
  Interest expense                                                  (4,106)          (6,365)          (1,910)          (1,850)
  Other income from Aether/MSV                                       1,953            2,203            1,017            1,125
  Equity in losses of MSV                                          (11,897)          (9,883)         (22,273)          (1,909)
                                                                 ---------        ---------        ---------        ---------
  Loss before reorganization items                                 (72,329)         (62,122)         (58,786)         (24,138)

  Reorganization items:
  Costs associated with debt restructuring                              --               --             (772)         (22,324)
  Gain  on extinguishment of debt                                       --               --               --          183,725
  Gain on fair market adjustment of assets/liabilities                  --               --               --           94,715
                                                                 ---------        ---------        ---------        ---------
  (Loss) income before income taxes                                (72,329)         (62,122)         (59,558)         231,978
  Income tax provision                                                  --               --               --               --
                                                                 ---------        ---------        ---------        ---------
  Net (loss) income                                              $ (72,329)       $ (62,122)       $ (59,558)       $ 231,978
                                                                 =========        =========        =========        =========

  Net (loss) income - basic and diluted                          $   (2.21)       $   (2.47)       $   (2.37)       $    3.98
                                                                 =========        =========        =========        =========


  Weighted-Average Common Shares Outstanding -                      32,771           25,145           25,097           58,251
  basic and diluted

The accompanying notes are an integral part of these consolidated financial statements.

                      Motient Corporation and Subsidiaries
                           Consolidated Balance Sheets
                        as of December 31, 2004 and 2003
                 (in thousands, except share and per share data)


                                                                                                2004              2003
                                                                                                ----              ----

ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                                 $  16,945          $   3,618
   Accounts receivable-trade, net of allowance for doubtful accounts of $256
   and $759 at December 31, 2004 and 2003                                                        1,917              3,804
   Inventory                                                                                        75                240
   Due from Mobile Satellite Ventures LP, net                                                        5                 93
   Assets held for sale                                                                            261              2,734
   Deferred equipment costs                                                                        874              3,765
   Other current assets                                                                          1,348              5,091
   Restricted cash and short-term investments                                                       --                504
                                                                                             ---------          ---------
      Total current assets                                                                      21,425             19,849
                                                                                             ---------          ---------

RESTRICTED INVESTMENTS                                                                              76              1,091
PROPERTY AND EQUIPMENT, net                                                                     17,261             31,381
FCC LICENSES AND OTHER INTANGIBLES, net                                                         67,649             74,021
INVESTMENT IN AND NOTES RECEIVABLE FROM MSV                                                    141,635             22,610
DEFERRED CHARGES AND OTHER ASSETS                                                                   34              8,076
                                                                                             ---------          ---------
      Total assets                                                                           $ 248,080          $ 157,028
                                                                                             =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                                     $   6,327          $  12,365
   Deferred equipment revenue                                                                      933              3,795
   Deferred revenue and other current liabilities                                                5,414             11,005
   Obligations under capital leases, current                                                        --              1,454
   Vendor financing commitment, current                                                             --              2,413
                                                                                             ---------          ---------
      Total current liabilities                                                                 12,674             31,032
                                                                                             ---------          ---------
LONG-TERM LIABILITIES:
   Notes payable, including accrued interest thereon                                                --             22,885
   Term Credit Facility                                                                             --              4,914
   Capital lease obligations, net of current portion                                                --              1,642
   Vendor financing commitment, net of current portion                                              --              2,401
   Other long-term liabilities                                                                     675              1,347
                                                                                             ---------          ---------
      Total long-term liabilities                                                                  675             33,189
                                                                                             ---------          ---------
      Total liabilities                                                                         13,349             64,221
                                                                                             ---------          ---------
COMMITMENTS AND CONTINGENCIES                                                                       --                 --

STOCKHOLDERS' EQUITY:
Preferred Stock; par value $0.01; authorized 5,000,000 shares and no shares
outstanding at December 31, 2004 and 2003                                                           --                 --
Common Stock; voting, par value $0.01; authorized 100,000,000 shares;
51,544,596 and 25,196,840 shares issued and outstanding at December 31, 2004
and 2003, respectively                                                                             516                252
Additional paid-in capital                                                                     399,635            198,743
Common stock purchase warrants                                                                  28,589             15,492
Accumulated deficit                                                                           (194,009)          (121,680)
                                                                                             ---------          ---------
STOCKHOLDERS' EQUITY                                                                           234,731             92,807
                                                                                             ---------          ---------
Total liabilities, and stockholders' equity                                                  $ 248,080          $ 157,028
                                                                                             =========          =========

The accompanying notes are an integral part of these consolidated financial statements.

                      Motient Corporation and Subsidiaries
      Consolidated Statements of Changes In Stockholders' Equity (Deficit) For the Years Ended December 31, 2004 and 2003, the Eight Months Ended
          December 31, 2002, and the Four Months Ended April 30, 2002

                                                                                                    Common
                                                             Common Stock    Additional Deferred    Stock
                                                                        Par   Paid-In    Stock     Purchase  Accumulated
                                                            Shares     Value  Capital Compensation Warrants    Deficit       Total
                                                            ------     -----  ------- ------------ --------    -------       -----
Predecessor Company
-------------------
BALANCE, December 31, 2001                                55,717,257  $557  $ 988,355   $  (433) $ 93,730   $(1,313,358)  $(231,149)
  Common Stock issued under the 401(k) Savings &
  Stock Purchase Plan                                      2,718,041    27        176        --        --            --         203
  Change in deferred compensation on non-cash
  compensation                                                    --    --         --        97        --            --          97
  Net Income - Predecessor Company                                --    --         --        --        --       231,978     231,978
                                                          ----------  ----  ---------   -------  --------   -----------   ---------
  Balance before fresh-start-Predecessor Company          58,435,298  $584  $ 988,531   $  (336) $ 93,730   $(1,081,380)  $   1,129
                                                          ==========  ====  =========   =======  ========   ===========   =========

Successor Company
-----------------
  Issuance of New Equity through bankruptcy               25,097,256  $251  $ 197,814   $    --  $     --   $        --   $ 198,065
  Issuance of Common Stock Warrants                               --    --         --        --     3,077            --       3,077
                                                          ----------  ----  ---------   -------  --------   -----------   ---------
BALANCE, April 30, 2002                                   25,097,256   251    197,814        --     3,077            --     201,142
  Issuance of Common Stock Warrants                               --    --         --        --     1,464            --       1,464
  Net Loss                                                        --    --         --        --        --       (59,558)    (59,558)
                                                          ----------  ----  ---------   -------  --------   -----------   ---------
BALANCE, December 31, 2002                                25,097,256   251    197,814        --     4,541       (59,558)    143,048
  Common Stock issued under the 401(k) Savings &
  Stock Purchase Plan                                         84,172     1        280        --        --            --         281
  Common Stock issued for exercise of stock options           15,412    --         46        --        --            --          46
  Issuance of Common Stock Warrants                               --    --         --        --    10,951            --      10,951
  Compensatory  stock options issued to employees and
  consultants                                                     --    --        603        --        --            --         603
  Net loss                                                        --    --         --        --        --       (62,122)    (62,122)
                                                          ----------  ----  ---------   -------  --------   -----------   ---------
BALANCE, December 31, 2003                                25,196,840   252    198,743        --    15,492      (121,680)     92,807
  Common Stock issued under the 401(k) Savings &
  Stock Purchase Plan                                         38,276     2        192        --        --            --         194

Sales of Common Stock, Net of Expenses                    23,084,640   231    159,730        --    17,829            --     177,790
  Common Stock issued for exercise of stock options          630,685     6      2,032        --        --            --       2,038
  Issuance of Common Stock Warrants                               --    --         --        --     8,844            --       8,844
  Common Stock issued for exercise/expiration of
  common stock purchase warrants                           2,594,155    25     20,802        --   (13,576)           --       7,251

  Compensatory stock options issued to employees and
  consultants                                                     --    --     10,143        --        --            --      10,143
  Capital gain in connection with sale of stock by MSV            --    --      7,993        --        --            --       7,993
  Net loss                                                        --    --         --        --        --       (72,329)    (72,329)
                                                          ----------  ----  ---------   -------  --------   -----------   ---------
BALANCE, December 31, 2004                                51,544,596  $516  $ 399,635   $    --  $ 28,589   $  (194,009)  $ 234,731
                                                          ==========  ====  =========   =======  ========   ===========   =========


The accompanying notes are an integral part of these consolidated financial statements.

                      Motient Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
     For the Years Ended December 31, 2004 and 2003, the Eight Months Ended
          December 31, 2002, and the Four Months Ended April 30, 2002
                                 (in thousands)

                                                                                                                     Predecessor
                                                                                      Successor Company                Company
                                                                                      -----------------                -------

                                                                                                                        Four
                                                                                                      Eight Months     Months
                                                                         Year Ended     Year Ended       Ended         Ended
                                                                         December 31,  December 31,   December 31,    April 30,
                                                                            2004           2003           2002          2002
                                                                            ----           ----           ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                        $ (72,329)     $ (62,122)     $ (59,558)     $ 231,978
Adjustments to reconcile net (loss) income to net cash (used in)
operating activities:
    Amortization of Guarantee Warrants and debt related costs                   --             --             --          5,629
    Depreciation and amortization                                           15,564         21,466         15,509          6,913
    Equity in losses of MSV                                                 11,897          9,883         22,319          1,909
    Restructuring charges, fixed asset disposals                             2,801             --             --             --
    Loss on disposal of assets                                               2,669          8,572          2,116            591
    (Gain) on sale of transportation assets                                     --             --           (385)          (372)
    (Gain) loss on extinguishment of debt                                     (802)            --             --       (183,725)
    Gain on debt restructuring                                                  --           (573)            --             --
    Impairment of assets                                                       755             --             --             --
    Writeoff of deferred financing  costs                                   12,035             --             --             --
    Issuance of warrants                                                        --            927             --             --
    Fresh-Start valuation and other non-cash adjustments                        --             --             --        (94,715)
    Non cash amortization of deferred financing costs                        2,485          3,292             --             --
    Non cash 401(k) match                                                      192             --             --             --
    Stock based compensation expense                                        10,143            603             --             --
    Changes in assets and liabilities, net of acquisitions
    and dispositions:
    Accounts receivable - trade                                              1,887          5,535            782          1,370
    Inventory                                                                  165            837          2,765         (2,167)
    Other current assets                                                     4,506            (80)         4,263         15,833
    Accounts payable and accrued expenses                                   (5,610)          (255)          (217)         7,619
    Accrued interest                                                         1,523          2,510          1,193          1,320
    Deferred revenue and other current liabilities                          (6,235)         2,285          2,305         (6,729)
                                                                         ---------      ---------      ---------      ---------
    Net cash (used in) operating activities                                (18,354)        (7,120)        (8,908)       (14,546)
                                                                         ---------      ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property & equipment                                  60             --             --             --
    Proceeds from sale of FCC licenses                                       2,045          6,116            616             --
    Proceeds from sale of transportation assets                                 --             --            385            372
    Proceeds (purchase) of restricted investments                            1,519           (991)          (604)            --
    Investment in MSV                                                     (125,000)            --           (957)            --
    Proceeds from MSV note                                                   2,071             --             --             --
    Additions to property and equipment                                     (1,357)          (232)          (613)          (494)
                                                                         ---------      ---------      ---------      ---------
    Net cash (used in) provided by investing activities                   (120,662)         4,893         (1,173)          (122)
                                                                         ---------      ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of equity securities                            192,024             --             --             17
    Stock issuance costs and other charges                                  (6,974)            --             --             --
    Principal payments under capital leases                                 (2,605)        (2,986)        (1,425)        (1,273)
    Principal payments under vendor financing                               (2,645)        (1,020)            --             --
    Repayment of Term Credit Facility                                       (6,899)            --             --             --
    Repayments of notes payable                                            (23,990)            --             --             --
    Proceeds from Term Credit Facility                                       1,500          4,500             --             --
    Proceeds from issuance of employee stock options                         2,032             47             --             --
    Debt issuance costs and other charges                                     (100)          (536)          (117)            --
                                                                         ---------      ---------      ---------      ---------
    Net cash provided by (used in) financing activities                    152,343              5         (1,542)        (1,256)
                                                                         ---------      ---------      ---------      ---------
    Net  increase (decrease) in cash and cash equivalents                   13,327         (2,222)       (11,623)       (15,924)
                                                                         ---------      ---------      ---------      ---------
CASH AND CASH EQUIVALENTS, beginning of period                               3,618          5,840         17,463         33,387
CASH AND CASH EQUIVALENTS, end of period                                 $  16,945      $   3,618      $   5,840      $  17,463
                                                                         =========      =========      =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

                      MOTIENT CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


1.  ORGANIZATION

Motient Corporation (with its subsidiaries, "Motient" or the "Company") provides two-way, wireless mobile data services and wireless internet services. Motient allows its customers access to multiple communications networks for a variety of wireless data communications services, including email messaging and other services that enable businesses, mobile workers and machines to transfer electronic information and messages and access corporate databases and the internet.

In addition to selling wireless services that use its own terrestrial DataTac network, it is also a reseller of airtime for data communications services on the Cingular and Sprint wireless networks. These arrangements allow Motient to provide integrated seamless solutions to its customers using a variety of networks. In December 2004, Motient launched a new set of products and services designed to provide these seamless solutions to our customers called iMotient Solutions(TM). iMotient allows Motient's customers to use these multiple networks via a single connection to Motient's back-office systems, providing a one-source alternative for development, device management and billing across multiple networks, including but not limited to GPRS, 1XRTT, and DataTac. The Company considers the two-way mobile communications service described in this paragraph to be its core wireless business.

Motient presently has six wholly-owned subsidiaries and a 49% interest in Mobile Satellite Ventures LP (MSV). Motient Communications Inc., a wholly owned subsidiary, owns the assets comprising Motient's core wireless business, except for Motient's Federal Communications Commission, or FCC, licenses, which are held in a separate subsidiary, Motient License Inc. Motient's other four subsidiaries hold no material operating assets other than the stock of other subsidiaries and Motient's interests in MSV.

For a discussion of certain significant recent developments and trends in Motient's business after the end of the period covered by this report, please see Note 21 ("Subsequent Events").

Mobile Satellite Ventures LP

On June 29, 2000, the Company formed a joint venture subsidiary, MSV, with certain other parties, in which it owned 80% of the membership interests. Through November 2001, MSV used the Company's satellite network to conduct research and development activities. The remaining 20% interests in MSV were owned by three investors unrelated to Motient. The minority investors had certain participating rights which provided for their participation in certain major business decisions that were made in the normal course of business; therefore, in accordance with EITF No 96-16, "Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights", the Company's investment in MSV has been recorded for all periods presented in the consolidated financial statements pursuant to the equity method of accounting.

On November 12, 2004, Motient acquired approximately 5.4 million MSV limited partnership units, and a corresponding number of shares in MSV's general partner, Mobile Satellite Ventures GP Inc. ("MSV GP"). These units consist of
4.2 million units purchased for $125 million in cash and 1.2 million units received in exchange for the cancellation of our $15 million principal note (and all accrued interest thereon) issued by MSV and the conversion of $3.5 million of convertible notes issued by MSV (including the cancellation of the accrued interest on such convertible notes). In connection with our investment, the other limited partners of MSV exchanged their outstanding notes (but not generally the accrued interest thereon), and one limited partner contributed an additional $20 million of cash, for limited partnership units and a corresponding number of MSV GP shares.

As a result of MSV's capital transactions in 2004, Motient recorded a change of interest loss of $3.1 million directly to shareholder's equity in accordance with Staff Accounting Bulletin No. 51 "Accounting for Sales of Stock of a Subsidiary" as our ownership interest decreased from 48% to 30%, prior to our additional $125 million investment, in MSV.

As of December 31, 2003 and 2004, Motient held a 29.5% (assuming conversion of all outstanding convertible notes) and 38.6% interest, respectively, in MSV. As of March 1, 2005, Motient's direct and indirect interest in MSV is 49%. Please see Note 21 ("Subsequent Events"). For additional information regarding MSV, please see the financial statements of MSV beginning on page M-1.

2.  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Reorganization

The consolidated financial statements included herein include the accounts of the Company and its wholly and majority owned subsidiaries. In accordance with the American Institute of Certified Public Accountants Statement of Position 90-7. Financial Reporting by Entities in Reorganization under the Bankruptcy Code, the Company adopted fresh-start accounting as of May 1, 2002, and the Company's emergence from Chapter 11 resulted in a new reporting entity. The periods as of and prior to May 1, 2002, have been designated "Predecessor Company" and the periods subsequent to May 1, 2002 have been designated as "Successor Company." Under fresh-start accounting, the reorganization equity value of the company was allocated to the assets and liabilities based on their respective fair values and was in conformity with SFAS No. 141 "Business Combinations." As a result of the implementation of fresh-start accounting, the financial statements of the Company after the effective date are not comparable to the Company's financial statements for prior periods. All intercompany accounts and transactions have been eliminated. See Note 20, for additional information about our emergence from bankruptcy and fresh-start accounting.

The results of MSV have been accounted for pursuant to the equity of accounting.

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's most significant estimates relate to the valuation of its net assets and liabilities in "fresh-start" accounting, the valuation on its investment in MSV, the allowance for doubtful accounts receivable, the valuation of deferred tax assets and the ability to realize long-lived assets.

Cash Equivalents

The Company considers highly liquid investments with original or remaining maturities at the time of purchase of three months or less to be cash equivalents.

Restricted Investments

The Company had $0.8 million and $1.6 million of restricted investments at December 31, 2004 and 2003, respectively. The restricted investments included securities that were classified as held-to-maturity under the provision of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company classified restricted investment amounts which would mature within one year as current assets in the accompanying balance sheet. The Company accounted for these investments at their amortized cost.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based on historical trends, customer knowledge, any known disputes, and the aging of accounts receivable balance combined with management's estimate of future potential recoverability, based on our knowledge of customer's financial condition.

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

Property and Equipment

Property and equipment additions are recorded at cost for the Successor Company and adjusted for impairment, and includes "fresh-start" adjustments and depreciated over their useful life using the straight-line method. All identifiable assets recognized in accordance with "fresh-start" accounting were recorded at the effective date based upon independent appraisal. Assets recorded as capital leases are amortized over the shorter of their useful lives or the term of the lease. The estimated useful lives of office furniture and equipment vary from two to ten years, and the network equipment is depreciated over seven years. The Company has also capitalized certain costs to develop and implement its computerized billing system. These costs are included in property and equipment and are depreciated over three years. Repairs and maintenance do not significantly increase the utility or useful life of an asset and are expensed as incurred.

Software Development Costs

The Company capitalized certain costs valued in connection with developing or obtaining internal use software in accordance with American Institute of Certified Public Accountants Statement of Position 98-1. "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." As of December 31, 2004 and 2003, net capitalized internal use software costs were $0.3 million and $1.3 million, respectively, are included in property and equipment in the accompanying consolidated balance sheets and are amortized on a straight-line basis over three years.

Long-Lived Assets

We account for long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Other long-term assets, including property and equipment, and other intangibles, are amortized over their expected lives, which are estimated by management. Management also makes estimates of the impairment of long-term assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the actual useful life of a long-term asset is shorter than the useful life estimated by us, the assets may be deemed to be impaired and, accordingly, a write-down of the value of the assets or a shorter amortization period may be required.

Investment in MSV and Notes Receivables from MSV

The Company uses the equity method of accounting for its investment in MSV. The company considers whether the fair value of its investment has declined below its carrying value whenever adverse events or circumstances indicate that the recorded value may not be recoverable. If the Company considers such decline to be other than temporary, a write down would be recorded to estimate fair value.

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

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosures of the fair value of certain financial instruments. The Company has used available information to derive its estimates. However, because these estimates are made as of a specific point in time, they are not necessarily indicative of amounts the Company could realize currently. The use of different assumptions or estimating methods may have a material effect on the estimated fair value amounts. The carrying amount for cash and cash equivalents, short-term investments, accounts receivable, non-trade receivables included in other assets, accounts payable and accrued expenses, and deferred revenues approximates their fair values. For debt issues that are not quoted on an exchange, interest rates currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value. The fair value of the Company's equity investment in MSV was determined by an independent third-party valuation performed in November 2003 as part of Company's preparation of its December 31, 2002 financial statements. This same valuation methodology was utilized to value the Company's equity interest in MSV as of December 31, 2003. The fair value of the notes receivable from MSV approximated its carrying value as of December 31, 2003. These notes receivable were exchanged into equity of MSV as part of the Company's investment in MSV in November 2004. Given the investment transaction by Motient into MSV in November 2004, the fair value of the Company's equity investment in MSV was determined by the carrying amount of the Company's investment in MSV and adjusted for the Company's change in ownership interest upon the conversion of the notes.

                                                       As of December 31, 2004       As of December 31, 2003
                                                       -----------------------       -----------------------

                                                      Carrying                      Carrying
                                                       Amount       Fair Value       Amount       Fair Value
                                                       ------       ----------       ------       ----------
(in thousands)
Assets:
Restricted investments                                      $75            $75         $1,595        $1,595
Investment in and notes receivable from MSV             141,635        141,635         22,610        31,294

Liabilities:
Rare Medium Note                                             $0             $0        $22,016       $22,016
CSFB Note                                                     0              0            869           869
Term Credit Facility                                          0              0          4,914         4,914
Vendor financing commitment                                   0              0          4,814         4,814
Capital leases                                                0              0         $3,096        $3,096

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

Effective July 1, 2003, the Company adopted Emerging Issues Task Force (EITF) No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, which is being applied on a prospective basis. The consensus addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables are required to be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration must be allocated among the separate units of accounting based on their relative fair values. The consensus also supersedes certain guidance set forth in Securities and Exchange Commission (SEC) Staff Accounting Bulletin Number 101, Revenue Recognition in Financial Statements (SAB
101). SAB 101 was amended in December 2003 by Staff Accounting Bulletin Number 104 (SAB 104).

Revenue is recognized as follows:

Service revenue: Revenues from the Company's wireless services are recognized when the services are performed, evidence of an arrangement exists, the fee is fixed and determinable and collectability is probable. Service discounts and incentives are recorded as a reduction of revenue when granted, or ratably over a contract period. The Company defers and amortizes any revenue and costs associated with activation of a subscriber on the Company's network over an estimated customer life of two years.

The Company packages airtime usage on its network that involves a wide variety of volume packaging, anything from a 35 kilobytes per month plan up to unlimited kilobyte usage per month, with various gradations in between. Discounts may be applied when comparing one customer to another, and such service discounts are recorded as a reduction of revenue when granted.

Service discounts and incentives are recorded as a reduction of revenue when granted, or ratably over a contract period. The Company does not offer incentives generally as part of its service offerings, however, if offered they would be recorded as a reduction of revenue ratably over a contract period.

To date, the majority of the Company's business has been transacted with telecommunications, field services, professional service and transportation companies located throughout the United States. The Company grants credit based on an evaluation of the customer's financial condition, generally without requiring collateral or deposits. The Company establishes a valuation allowance for doubtful accounts receivable for bad debt and other credit adjustments. Valuation allowances for revenue credits are established through a charge to revenue, while valuation allowances for bad debts are established through a charge to general and administrative expenses. The Company assesses the adequacy of these reserves quarterly, evaluating factors such as the length of time individual receivables are past due, historical collection experience, the economic environment and changes in credit worthiness of the Company's customers. If circumstances related to specific customers change or economic conditions worsen such that the Company's past collection experience and assessments of the economic environment are no longer relevant, the Company's estimate of the recoverability of its trade receivables could be further reduced.

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

As of December 31, 2004 and 2003, the Company had capitalized a total of $1.0 million and $4.5 million of deferred equipment revenue, respectively, and had deferred equipment costs of $0.9 million and $4.3 million, respectively.

Advertising Costs

Advertising costs (inclusive of airtime commissions) are charged to operations as incurred and totaled $4.0 million in 2004, $6.6 million in 2003, $4.3 million for the eight months ended December 31, 2002 and $2.5 million for the four months ended April 30, 2002.

Reorganization Items

Reorganization items relate to income recorded and expenses incurred as a direct result of the filing and include professional fees, adjustments to caring value of debt, and fresh-start accounting adjustments. Reorganization items are separately identified on the Consolidated Statements of Operations.

Stock-Based Compensation

The Company accounts for stock options issued to non-employees, under Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation." The Company's issuance of employee stock options is accounted for using the intrinsic value method under APB Opinion No. 25, Accounting for Stock issued to Employees ("APB 25").

Statement of Financial Accounting Standards No. 123 "Accounting for Stock -- based Compensation," ("SFAS No. 123") as amended by Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation -- Transition and Disclosure" requires the Company to provide pro forma information regarding net earnings and earnings per common share as if compensation cost for the Company's stock options had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The fair value of the options granted in 2004, 2003 and 2002 were estimated by using the Black-Scholes pricing model with the following assumptions: (i) expected life of the options of 10 years for 2003 and 2004 and 10 years for 2002, (ii) expected volatility in the market price of the Company's common stock of 162-375% for 2004 and 148-162% and 173% for 2003 and 2002, (iii) no expected dividends, and (iv) a risk free interest rate of .92-2.18%, .88-.93% and 1.71% in 2004, 2003 and 2002.

We have granted stock options to our employees at exercise prices equal to or greater than the fair value of the shares at the date of grant and accounted for these stock option grants in accordance with APB 25. Under APB 25, when stock options are issued with an exercise price equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized in the statement of operations. Because we recognized that APB 25 was in the process of being rescinded, in 2004 we amended our stock option plan to provide for the grants of restricted stock and other forms of equity compensation in addition to stock options. In December 2004, APB 25 was replaced by Statement of Financial Accounting Standards No. 123 (Revised) ("Statement 123(R)") which will be effective for all accounting periods beginning after December 15, 2005. The Company will adopt Statement 123(R) on January 1, 2006, and will be required to recognize an expense for the fair value of its outstanding stock options. Under Statement 123(R), The Company must determine the transition method to be used at the date of adoption, the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. The transition methods include prospective and retroactive adoption methods. Under the retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective option requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of Statement 123(R), while the retroactive option would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. Both transition methods would require management to make accounting estimates. The Company has not yet concluded which method it will utilize, nor has it determined what the impact will be on its earnings per share.

The following table illustrates the effect on income (loss) attributable to common stockholders and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                                                                      Predecessor
                                                                    Successor Company                   Company
                                                                    -----------------                   -------

                                                                                           Eight
                                                            Year             Year          Months        Four Months
                                                            Ended            Ended         Ended           Ended
                                                         December 31,     December 31,  December 31,     April 30,
                                                             2004             2003         2002             2002
                                                             ----             ----         ----             ----
Net loss, as reported                                    $ (71,964)      $ (62,122)      $ (59,558)      $ 231,978
Add: Stock-based employee compensation expense
included in net income, net of related tax effects          10,143             603              --              --
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of tax related effects                  (6,726)         (2,488)           (567)            (57)
                                                         ---------       ---------       ---------       ---------
Pro forma net loss                                       $ (68,547)      $ (64,007)      $ (60,125)      $ 231,921

Weighted average common shares outstanding                  32,771          25,145          25,097          58,251
Earnings per share:
  Basic and diluted--as reported                         $   (2.20)      $   (2.47)      $   (2.37)      $    3.98
  Basic and diluted--pro-forma                           $   (2.09)      $   (2.55)      $   (2.40)      $    3.98


Under SFAS No. 123 the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                                                  Predecessor
                                                                 Successor Company                  Company
                                                                 -----------------                  -------

                                                                                      Eight
                                                                                      Months      Four Months
                                                      Year Ended     Year Ended       Ended          Ended
                                                     December 31,   December 31,    December 31,   April 30,
                                                         2004           2003           2002          2002
                                                         ----           ----           ----          ----
                    Expected life (in years)              10             10            10             10
                    Risk-free interest rate          0.92% - 2.18%  0.88% - 0.93%     1.71%          1.71%
                    Volatility                        162% - 375%    148% - 162%      173%           197%
                    Dividend yield                       0.0%           0.0%          0.0%           0.0%


Segment Reporting

In June 1997, the FASB issued Statement No. 131. SFAS No. 131 establishes annual and interim reporting standards for operating segments of a company. It also requires entity wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. We are not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly, we operate as one operating segment and report applicable enterprise-wide disclosures.

The Company has one operating segment: its core wireless business. The Company provides its core wireless business to the continental United States, Alaska and Hawaii. The following summarizes the Company's core wireless business revenue by major market categories:

                                                                             Predecessor
                                           Successor Company                   Company
                                           -----------------                   -------

                                  Year           Year        Eight Months    Four Months
                                  Ended          Ended          Ended           Ended
Summary of Revenue            December 31,   December 31,    December 31,     April 30,
(in millions)                     2004           2003            2002            2002
                                  ----           ----            ----            ----
Wireless Internet                 $18.3          $27.8          $15.5            $5.6
Field Services                      5.6            9.9           10.5             5.6
Transportation                      3.3            7.9            7.4             4.1
Telemetry                           2.3            2.3            1.8             0.8
All other                           2.9            1.4            0.3             0.7
                                   ----           ----           ----            ----
Service Revenue                    32.4           49.3           35.5            16.8
Equipment Revenue                   4.5            5.2            1.1             5.6
                                  -----          -----          -----           -----
    Total                         $36.9          $54.5          $36.6           $22.4
                                  =====          =====          =====           =====


The Company does not measure ultimate income or loss or track its assets by these market categories.

Loss per share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the accounting period. Diluted EPS reflects the potential increase in outstanding shares that could result from exercising in-the-money stock options plus the estimated number of non-vested restricted shares.

Options and warrants to purchase shares of common stock were not included in the computation of loss per share as the effect would be antidilutive for the years ended December 31, 2004 and 2003 and for the four and eight months ended April 30, 2002 and December 31, 2002, respectively. As a result, the basic and diluted earnings per share amounts for all periods presented are the same. As of December 31, 2004, there were warrants to acquire 4,594,327 shares of common stock and options outstanding for 605,727 shares that were not included in this calculation because of their anti-dilutive effect. As of December 31, 2003, there were warrants to acquire approximately 5,664,962 shares of common stock and 1,757,513 options outstanding that were not included in this calculation because of their antidilutive effect. As of December 31, 2002, there were warrants to acquire approximately 2,339,962 shares of common stock and 1,631,025 options outstanding that were not included in this calculation because of their antidilutive effect. For the four months ended April 30, 2002, no options or warrants had exercise prices in excess of the fair market value of the Company's common stock and thus were not factored into the per share calculation.

Reclassification

We have reclassified some prior period amounts to conform to our current year presentation.

Concentrations of Credit Risk and Major Customers

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, short term investments, and accounts receivable. The Company periodically invests its cash balances in temporary or overnight investments. The Company's short term investments included debt securities such as commercial paper, time deposits, certificates of deposit, banker acceptances, and marketable direct obligations of the United States Treasury. At December 31, 2004, the Company had approximately $16.7 million of cash deposits in excess of amounts insured by the Federal Deposit Insurance Corporation.

To date, the majority of the Company's business has been transacted with telecommunications, field services, professional service and transportation companies located throughout the United States. The Company grants credit based on an evaluation of the customer's financial condition, generally without requiring collateral or deposits. Exposure to losses on trade accounts receivable, for both service and for equipment sales, is principally dependent on each customer's financial condition.

For the year ended December 31, 2004, five customers accounted for approximately 43% of the Company's service revenue, with one customer, SkyTel, accounting for more than 22% of the Company's service revenue. As of December 31, 2004, one customer, RIM, accounted for more than 14% of our net accounts receivable. No other single customer accounted for more than 10% of our net accounts receivable.

For the year ended December 31, 2003, five customers accounted for approximately 47% of the Company's service revenue, with two of those customers, SkyTel and UPS, each accounting for more than 11% of the Company's service revenue. As of December 31, 2003, no single customer accounted for more than 6% of the Company's net accounts receivable.

For the four months ended April 30, 2002 and the eight months ended December 31, 2002, SkyTel and UPS accounted for 11% and 16%, respectively, and 15% and 18%, respectively, of the Company's service revenue.

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

Recent Accounting Pronouncements

In October 2004, the FASB ratified EITF 04-8, "Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings Per Share." The new rules require companies to include shares issuable upon conversion of contingently convertible debt in their diluted earnings per share (EPS) calculations regardless of whether the debt has a market price trigger that is above the current fair market value of the company's common stock that makes the debt currently not convertible. The new rules are effective for reporting periods ending on or after December 15, 2004. At December 31, 2004, Motient had no contingently convertible debt.

In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities". In December 2003, the FASB issued FIN No. 46 (Revised) ("FIN 46-R") to address certain FIN 46 implementation issues. This interpretation requires that the assets, liabilities, and results of activities of a Variable Interest Entity ("VIE") be consolidated into the financial statements of the enterprise that has a controlling interest in the VIE. FIN 46-R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE's that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003.

For all entities that were acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 31, 2003. The adoption of the provisions of this interpretation did not have a material effect on our financial condition or results of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This standard amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Relationships." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships after June 30, 2003. The adoption of this statement did not have a material impact on our results of operations or financial condition.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial condition. Previously, many of those financial instruments were classified as equity.

SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption the provisions of SFAS No. 150 did not have a material effect on our results of operations or financial condition.

In December 2003, the SEC issued Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"), which supersedes SAB 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) "Share-Based Payment" ("SFAS No. 123R") that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", that was provided in Statement 123 as originally issued. Under SFAS No. 123R companies are required to record compensation expense for all share based payment award transactions measured at fair value. This statement is effective for quarters ending after December 15, 2005. We have not yet determined the impact of applying the various provisions of SFAS No. 123R.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets -- An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (SFAS 153). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by the Company in the third quarter of 2005. The Company is currently evaluating the effect that the adoption of SFAS 153 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs: an amendment of ARB No. 43, Chapter 4," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the provisions of SFAS No. 151, when applied, will have an impact on our financial position or results of operations.

3. ASSETS HELD FOR SALE

On July 29, 2003, Motient Communications, entered into an asset purchase agreement with Nextel, under which Motient Communications sold to Nextel certain of its SMR licenses issued by the FCC for $3.4 million. The closing of this transaction occurred on November 7, 2003. On December 9, 2003, Motient Communications entered into a second asset purchase agreement, under which Motient Communications sold additional licenses to Nextel for $2.75 million resulting in a $1.5 million loss which was recorded in December 2003.

In February 2004, the Company closed the sale of licenses covering approximately $2.2 million of the purchase price, and in April 2004, the Company closed the sale of approximately one-half of the remaining licenses. The transfer of the remaining licenses has been challenged at the FCC by a third-party. While the Company believes, based on the advice of counsel, that the FCC will ultimately rule in its favor, the Company cannot be assured that it will prevail, and in any event, the timing of any final resolution is uncertain. None of these licenses are necessary for Motient's future network requirements. The net realizable value of these frequencies at December 31, 2004 and 2003 were approximately, $0.26 million and $2.7 million respectively.

4. OTHER CURRENT ASSETS

Other current assets consist of the following:

                                                    December 31,
                                                    ------------
                                               2004            2003
                                               ----            ----
                                                  (in thousands)

Prepaid site rent                               $387          $3,416
Prepaid maintenance                               75             271
Prepaid expenses - other                         582             806
Deposits                                          68              10
Non-trade receivables and other                  236             588
                                              ------          ------
                                              $1,348          $5,091
                                              ======          ======


5.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:


                                                    December 31,
                                                    ------------
                                               2004            2003
                                               ----            ----
                                                  (in thousands)
Network equipment                            $30,598         $35,865
Office equipment                               2,838           2,846
                                               -----           -----
                                              33,436          38,711
Less accumulated depreciation and
amortization                                 (16,175)         (7,330)
                                             -------         -------
Property and equipment, net                  $17,261         $31,381
                                             =======         =======

Depreciation expense totaled $10,033, $13,770, $9,816 and $5,924 for the years ended December 31, 2004 and 2003 and the eight months ended December 31, 2002 and the four months ended April 30, 2002, respectively.

The Company leases certain office equipment and switching equipment under agreements accounted for as capital leases. Assets recorded as capital leases in the accompanying balance sheets include the following:

                                                             December 31,
                                                             ------------
                                                          2004          2003
                                                          ----          ----
                                                            (in thousands)
       Switch equipment                                   $--           $9,795
       Office equipment                                    --               --
       Less accumulated depreciation                       --           (5,280)
                                                          ---           ------
          Total                                           $--           $4,515
                                                          ===           ======


6.  FCC LICENSES AND OTHER INTANGIBLE ASSETS

FCC licenses and other intangible assets consist of the following:

                                                             December 31,
                                                             ------------
                                                          2004          2003
                                                          ----          ----
                                                            (in thousands)
       FCC Licenses                                      $80,594       $80,594
       Customer contracts                                    349         1,893
                                                        --------       -------
                                                          80,943        82,487
       Less accumulated amortization                     (13,294)       (8,466)
                                                        --------       -------
       FCC licenses and other intangible assets, net     $67,649       $74,021
                                                         =======       =======

Amortization totaled $5,616, $7,696, $5,693 and $989 for the years ended December 31, 2004 and 2003 and the eight months ended December 31, 2002 and the four months ended April 30, 2002, respectively.

Motient accounts for its frequencies as finite-lived intangibles and amortizes them over a 15-year estimated life. Motient amortizes customer contracts over a three-year life.

We engaged a financial advisor to reevaluate the value of our customer-contracts intangibles as of September 30, 2003 due primarily to the decline in revenue from UPS in this time period. This valuation resulted in an impairment of the customer-related intangibles of $5.5 million in the third quarter of 2003. We subsequently reevaluated the value of our customer-related intangibles as of December 31, 2004 due primarily to the decline in revenue from our wireless internet customer segment. This valuation resulted in an impairment of the customer-related intangibles of $0.8 million in the fourth quarter of 2004.

The table below outlines Motient's amortization requirements for the five year period from December 31, 2004.

                                                       December 31,
                                       2005      2006         2007      2008       2009      Thereafter
                                       ----      ----         ----      ----       ----      ----------
FCC Licenses                         $4,985    $4,985       $4,985    $4,985     $4,985         $42,375
Customer contracts                      116       116          117       ---        ---             ---


7. DEFERRED CHARGES AND OTHER ASSETS

Deferred charges and other assets consist of the following:

                                                     December 31,
                                                     ------------
                                                 2004          2003
                                                 ----          ----
                                                    (in thousands)
Deferred equipment costs                          $34         $  709
Term credit facility financing fees                --          7,367
                                                  ---         ------
                                                  $34         $8,076
                                                  ===         ======

Financing costs are amortized over the term of the related facility using the straight-line method, which approximates the effective interest method. The term credit facility expired on December 31, 2004.

Amortization of term credit facility financing fees, which are a component of interest expense, for the years ended December 31, 2004 and 2003 totaled $2,485 and $3,292, respectively.

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following

                                                     December 31,
                                                     ------------
                                                 2004          2003
                                                 ----          ----
                                                   (in thousands)
Accounts Payable Trade                        $ 1,900        $ 5,778
Accrued Site Rent                               1,512            806
Accrued Restructuring                           1,287             --
Accrued Operating and Other                     1,628          5,781
                                              =======        =======
                                              $ 6,327        $12,365
                                              =======        =======

9. DEFERRED REVENUE AND OTHER CURRENT LIABILITIES

Deferred revenue and other current liabilities consist of the following:

                                                    December 31,
                                                    ------------
                                                 2004          2003
                                                 ----          ----
                                                   (in thousands)
Deferred Revenue - UPS                        $4,025         $4,678
Deferred Revenue - Aether                        472          3,447
Deferred Revenue - RIM                           755          1,397
Deferred Registration fees                       153            175
Deposits - other                                  --            693
Deferred Revenue - other                           9            615
                                              ------        -------
                                              $5,414        $11,005
                                              ======        =======


See Note 11 - Commitments and contingencies for disclosure regarding deferred revenue - UPS

10.  DEBT & CAPITAL LEASES

Debt and capital leases consists of the following:

                                                                                 December 31,
                                                                                 ------------
                                                                           2004               2003
                                                                           ----               ----
                                                                                (in thousands)
Rare Medium note payable, including accrued interest                       $--             $22,016
CSFB note payable, including accrued interest                               --                 869
Term Credit Facility                                                        --               4,914
Vendor financing, including accrued interest                                --               4,814
Capital leases                                                              --               3,096
                                                                           ---              ------
                                                                            --              35,709
Less current maturities                                                     --               3,867
                                                                           ---              ------
Long-term debt                                                             $--             $31,842
                                                                           ===             =======


Term Credit Facility

On January 27, 2003, Motient Communications, closed a $12.5 million term credit agreement with a group of lenders, including several of the Company's existing stockholders. An indirect lender, Highland Capital Management holds 5% or more of Motient's common stock. James D. Dondero, a director of Motient, is the principal of Highland Capital Management. The lenders also included Gary Singer, directly or through one or more entities. Gary Singer is the brother of Steven
G. Singer, one of Motient's directors.

On January 27, 2003, in connection with the signing of the credit agreement, Motient issued warrants at closing to the lenders to purchase, in the aggregate, 3,125,000 shares of its common stock. The exercise price for these warrants is $1.06 per share. The warrants were immediately exercisable upon issuance and have a term of five years. The warrants were valued at $10 million using a Black-Scholes pricing model and recorded as a debt discount, amortized as additional interest expense over three years, the term of the related debt. Upon closing of the credit agreement, the Company paid closing and commitment fees to the lenders of $500,000. These fees were recorded on the Company's balance sheet and amortized as additional interest expense over three years, the term of the related debt. Under the credit agreement, the Company was required to pay an annual commitment fee of 1.25% of the daily average of undrawn amounts of the aggregate commitments from the period from the closing date to December 31, 2003. In December 2003, the Company paid the lenders a commitment fee of approximately $113,000.

On March 16, 2004, Motient entered into an amendment to its credit facility, which extended the borrowing availability period until December 31, 2004. On March 16, 2004, in connection with the execution of the amendment to the credit agreement, the Company issued warrants to the lenders to purchase, in the aggregate, 2,000,000 shares of Motient's common stock. The number of warrants was reduced to an aggregate of 1,000,000 shares of common stock since, within 60 days after March 16, 2004, as the Company obtained at least $7.5 million of additional debt or equity financing. The exercise price of the warrants is $4.88 per share. The warrants were immediately exercisable upon issuance and have a term of five years. The warrants were valued at $6.7 million using a Black-Scholes pricing model and recorded as a debt discount and amortized as additional interest expense over three years, the term of the related debt. Motient registered the shares underlying the warrants in July 2004. The Company also paid a commitment fee to the lenders of $320,000 which accrued into the principal balance at closing. These fees were recorded on Motient's balance sheet and amortized as additional interest expense over three years, the term of the related debt.

In each of April, June and August 2003 and March of 2004, the Company made draws under the credit agreement in the amount of $1.5 million for an aggregate amount of $6.0 million, all of which was repaid in April 2004. Each of these borrowings, along with any accrued and unpaid interest, respectively, would have been due three years from the date of borrowing. The Company used such funds to fund general working capital requirements of operations.

For the monthly periods ended April 2003 through December 2003, and in September 2004, the Company reported events of default under the terms of the credit facility to the lenders. These events of default related to non-compliance with covenants requiring minimum monthly revenue, earnings before interest, taxes and depreciation and amortization and free cash flow performance. In each period, the lenders waived these events of default.

On April 13, 2004, Motient repaid all principal amounts then owing under its term credit facility, including accrued interest thereon, in an amount of $6.7 million. On December 31, 2004, borrowing availability under the facility terminated. The company immediately expensed approximately $8.1 million of deferred financing costs, in connection with the repayment as the Company's availability to borrow under the term credit agreement was reduced to $5.9 million. On December 31, 2004, the March 16, 2004 amendment expired and the Company immediately expensed the remainder of the approximately $3.9 million of deferred financing costs.

Rare Medium Notes

Under the Company's Plan of Reorganization, it issued a note to Rare Medium in the principal amount of $19.0 million in satisfaction of certain claims against the Company. The note was issued by a new subsidiary of Motient Corporation that owns 100% of Motient Ventures Holding Inc., which owns all of the Company's interests in MSV. The new note had a term of three years and carried interest at 9%. The note allowed the Company to elect to accrue interest and add it to the principal, instead of paying interest in cash. In July 2004, the Company repaid all accrued principal and interest on this note, in the amount of $22.6 million.

CSFB Note

Under the Company's Plan of Reorganization, the Company issued a note to CSFB, in satisfaction of certain claims by CSFB against Motient, in the principal amount of $750,000. The new note was issued by a new subsidiary of Motient Corporation that owns 100% of Motient Ventures Holding Inc., which owns all of the Company's interests in MSV. The new note had a term of three years and carried interest at 9%. The note allowed the Company to elect to accrue interest and add it to the principal, instead of paying interest in cash. In July 2004, the Company repaid all accrued principal and interest on this note, in the amount of $0.9 million.

Motorola Vendor Financing

In June 1998, Motorola entered into an agreement with the Company to provide up to $15 million of vendor financing, to finance up to 75% of the purchase price of network base stations. Loans under this facility bore interest at a rate equal to LIBOR plus 7.0% and were guaranteed by the Company and each subsidiary of Motient Holdings. Advances made during a quarter constitute a loan, which was then amortized on a quarterly basis over three years. As of December 31, 2003, $4.8 million was outstanding, including accrued interest, under this facility at an interest rate of 5.4%. In June 2004, the Company negotiated a settlement of these obligations, paying a $2.0 million in cash and issuing a warrant to Motorola to purchase 200,000 shares of the Company's common stock at a price of $8.68, in full satisfaction of the outstanding balances.

Hewlett-Packard Capital Lease

The Company had a capital lease for network equipment with Hewlett-Packard. The lease has an effective interest rate of 12.2%. This capital lease was in default for non-payment at December 31, 2002, however, in January 2003, this agreement was restructured to provide for a modified payment schedule. In June 2004, the Company negotiated a settlement of the entire amounts under this lease, making a cash payment of $1.9 million, and took title to all of the leased equipment and software. Additionally, Hewlett-Packard released to the Company a $1.1 million letter of credit that the Company had provided for the benefit of Hewlett-Packard in 2003 to secure certain obligations under its lease.

11.  OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following:

                                                        -----------------
                                                           December 31,
                                                           ------------
                                                        2004         2003
                                                        ----         ----
                                                        (in thousands)
Deferred revenue, Aether, RIM, MSV and other            $606       $  622
Deferred equipment revenue                                69          725
                                                        ----       ------
                                                        $675       $1,347
                                                        ====       ======

12.  STOCKHOLDERS' (DEFICIT) EQUITY

As of December 31, 2004 and 2003, the Company has authorized 5,000,000 shares of preferred stock and 100,000,000 shares of common stock. For each share of common stock held, common stockholders are entitled to one vote on matters submitted to the stockholders.

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

On April 7, 2004, Motient sold 4,215,910 shares of its common stock at a per share price of $5.50 for an aggregate purchase price of $23.2 million to several different investors in a private placement. In connection with this sale, Motient signed a registration rights agreement with the holders of these shares. Motient also issued warrants to purchase an aggregate of 1,053,978 shares of its common stock to the investors listed above, at an exercise price of $5.50 per share. Because Motient met certain deadlines related to the registration of the shares, the warrants will never vest.

In connection with this sale, Motient issued to Tejas Securities Group, Inc., its placement agent for the private placement, and certain CTA affiliates, warrants to purchase 600,000 and 400,000 shares, respectively, of its common stock. The exercise price of these warrants is $5.50 per share. The warrants are immediately exercisable upon issuance and have a term of five years. Motient also paid Tejas Securities Group, Inc. a placement fee of $350,000 at closing. The fair value of the warrants was estimated at $6.2 million using a Black-Scholes model. The shares were offered and sold pursuant to the exemption from registration afforded by Rule 506 under the Securities Act and/or Section 4(2) of the Securities Act.

On July 1, 2004, Motient sold 3,500,000 shares of its common stock at a per share price of $8.57 for an aggregate purchase price of $30.0 million to multiple investors. The sale of these shares was not registered under the Securities Act and the shares may not be sold in the United States absent registration or an applicable exemption from registration requirements. The shares were offered and sold pursuant to the exemption from registration afforded by Rule 506 under the Securities Act and/or Section 4(2) of the Securities Act. Motient also issued warrants to purchase an aggregate of 525,000 shares of its common stock to the investors listed above, at an exercise price of $8.57 per share. Because Motient met certain deadlines related to the registration of the shares, the warrants will never vest.

In connection with this sale, Motient issued to certain affiliates of CTA and Tejas Securities Group, Inc., its placement agent for the private placement, warrants to purchase 340,000 and 510,000 shares, respectively, of its common stock. The exercise price of these warrants is $8.57 per share. The warrants are immediately exercisable upon issuance and have a term of five years. Motient also paid Tejas Securities Group, Inc. a placement fee of $850,000 at closing. The fair value of the warrants was estimated at $11.6 million using a Black-Scholes model.

On November 12, 2004, Motient sold 15,353,609 shares of its common stock at a per share price of $8.57. Motient received aggregate proceeds of $126,397,809, net of $5,182,620 in commissions paid to its placement agent, Tejas Securities Group, Inc. The approximately 60 purchasers included substantially all of the purchasers from the April and July 2004 private placements, as well multiple new investors. In connection with this sale, Motient signed a registration rights agreement with the holders of these shares. Among other things, this registration rights agreement required us to file and cause to make effective a registration statement permitting the resale of the shares by the holders thereof. Motient also issued warrants to purchase an aggregate of approximately 3,838,401 shares of its common stock to the investors listed above, at an exercise price of $8.57 per share. These warrants will vest if and only if Motient does not meet certain deadlines between January and March 2005 with respect to certain requirements under the registration rights agreement, one of which has already been met and one of which has not been met. Accordingly, 25% of these warrants have vested and 25% of these warrants will never vest. If the remaining warrants vest, they may be exercised by the holders thereof at any time through November 11, 2009.

Rights Offering

On November 22, 2004, Motient announced that it will issue to each of its stockholders of record one right for each share of Motient common stock held as of the close of business on December 17, 2004. Each right will entitle any holder that did not participate in the April, July or November 2004 private placements to purchase 0.103 shares of its common stock at a price of $8.57 per share, with fractions rounded up to the next whole share. A maximum of 2.5 million shares may be sold in the Rights Offering, generating maximum aggregate proceeds of approximately $21.4 million.

The rights will be non-transferable and will expire if not exercised within the exercise period. The rights will not be exercisable until the registration statement covering the rights and the shares of underlying common stock is declared effective by the SEC, and the exercise period will expire 30 days after the rights become exercisable. Motient has not filed a registration statement relating to the rights offering, but intends to do so as soon as reasonably practicable. Motient expects to consummate this rights offering in mid 2005.

The holders of the rights will not have over-subscription rights, and there will be no backstop to purchase unsubscribed shares. Motient reserves the right to abandon this rights offering at any time prior to the effectiveness of the registration statement relating to the rights offering, and upon any such abandonment, any and all of the rights previously issued will be cancelled, will no longer be exercisable and will be of no further force or effect.

As of December 31, 2004, the Company had reserved common stock for future issuance as detailed below.


   Shares issuable upon exercise of warrants               8,895,286
   2002 Stock Option Plan                                  1,741,200
   Defined Contribution Plan                                  69,184
   2004 Restricted Stock Plan                                984,600
                                                          ----------
        Total                                             11,690,270
                                                          ==========

Please see Note 21 ("Subsequent Events") for a discussion of recent developments related to the issuance of common stock.

13.  STOCK OPTIONS AND RESTRICTED STOCK

In May 2002, the Company's Board approved the 2002 Stock Option Plan with 2,993,024 authorized shares of common stock, of which options to purchase 605,727 shares of the Company's common stock were outstanding at December 31, 2004. The plan was approved by the Company's stockholders on July 11, 2002. The options granted initially in 2002 are subject to vesting in two parts - 50% of the shares vest in three equal parts on the first, second and third anniversary of the date of grant, and the other 50% vest in three equal parts, or are rescinded, based on a comparison of the Company's performance in 2002, 2003 and 2004 to certain objectives established by the compensation and stock option committee of the Board following the availability of the annual results. In May 2004, the compensation committee of the Company's Board made a determination to vest a portion of the 2003 performance options. The 2002 and 2004 performance objectives were met in ordinary course, and those options were vested. The performance based options are accounted for in accordance with variable plan accounting, which requires that the value of these options are measured at their intrinsic value and any change in that value be charged to the income statement upon the determination that the fulfillment of the performance criteria is probable. The other options were previously accounted for as a fixed plan and in accordance with intrinsic value accounting, which require that the excess of the market price of stock over the exercise price of the options, if any, at the time that both the exercise price and the number of options are known be recorded as deferred compensation and amortized over the option vesting period.

In March 2003, the Company's board of directors approved the reduction in the exercise price of all of the outstanding stock options from $5.00 per share to $3.00 per share. The re-pricing requires that all options be accounted for in accordance with variable plan accounting, which requires that the value of these options are measured at their intrinsic value and any change in that value be charged to the income statement each quarter based on the difference (if any) between the intrinsic value and the then-current market value of the common stock. For the three and twelve months ended December 31, 2004, the Company recorded a mark-to-market adjustment of $3.5 million and $7.4 million respectively relating to these re-priced options. Options to purchase 1,631,025 shares, 1,757,513 shares, and 605,727 shares of the Company's common stock were outstanding at December 31, 2002, 2003 and 2004, respectively, under the Company's 2002 Stock Option Plan. Options to purchase 2,683,626 shares of the Predecessor Company's stock were outstanding at April 30, 2002. These options were cancelled as part of the Company's reorganization.

In July and September 2003, the compensation and stock option committee of the Company's Board, acting pursuant to the Company's 2002 stock option plan, granted 26 employees and officers options to purchase an aggregate of 470,000 shares of the Company's common stock at a price of $5.15 per share and 25,000 shares of the Company's common stock at a price of $5.65 per share. One-half of each option grant vests with the passage of time and the continued employment of the recipient, in three equal increments, on the first, second and third anniversary of the date of grant. The other half of each grant vested based on the performance of the Company in 2004. In August 2004, one employee received a grant for 100,000 shares of the Company's common stock at a price of $5.15 per share. These options were immediately exercisable. If vested and not exercised, the options will expire on the 10th anniversary of the date of grant. In December 2004, the directors, one employee and one consultant received options to purchase an aggregate of 205,000 shares of the Company's common stock at a price of $8.57 per share. These options were immediately exercisable upon issuance, but later amended to vest on February 28, 2005 and expire on March 1, 2005. Also on February 28, 2005, the board granted an aggregate of 205,000 options with a strike price of $28.70 per share to the same persons . This strike price was set at the closing price of the Company's common stock on February 28, 2005.

2004 Restricted Stock Plan

In August 2004, the Company adopted a restricted stock plan, and subsequently registered the shares to be issued under such plan on a registration statement on Form S-8. Pursuant to this plan, the Company may issue up to 1,000,000 shares of restricted common stock to employees or directors. In September 2004, the Company issued an aggregate of 15,400 shares of restricted stock to its directors as partial compensation for their service on the board of directors. Such shares vested in February 2005. Also in February 2005, the Company issued an aggregate of 95,286 shares of restricted stock to certain consultants and advisors, which vested on February 18, 2005.

Information regarding the Company's stock option plan is summarized below:

                                                            Restricted
                                                             Stock and
                                                              Options         Options Granted     Weighted Average
                                                             Available             and              Option Price
                                                             For Grant         Outstanding           Per Share
                                                             ---------         -----------           ---------
   Predecessor Company
   -------------------
   Balance, December 31, 2001                                2,588,633            393,353                9.65
      MTNT Restricted stock and options available for
      grant cancelled                                       (2,588,633)          (393,353)
                                                            ----------          ---------
   Balance, April 30, 2002 (Predecessor Company)                    --                 --                  --


   Successor Company
   -----------------
      Reorganized MNCP shares authorized for grant           2,993,024                 --                5.00(1)
      MNCP options granted                                  (2,244,250)         2,244,250                  --
      Exercised                                                     --                 --                5.00
      Forfeited                                                613,225           (613,225)               5.00
                                                            ----------          ---------
   Balance, December 31, 2002                                1,361,999          1,631,025

      Options granted                                         (495,000)           495,000                5.18
      Exercised                                                 15,412            (15,412)               3.00
      Forfeited                                                353,100           (353,100)               3.02
                                                            ----------          ---------
                                                             1,235,511          1,757,513
   Balance, December 31, 2003
      Options granted                                         (340,432)           340,432                6.99
      Exercised                                                630,685           (630,685)               3.23
      Forfeited                                                861,533           (861,533)               3.66
                                                            ----------          ---------
   Balance, December 31, 2004                                2,387,297            605,727

         (1) In March 2003, our board of directors approved the reduction in the exercise price of all of the outstanding stock options from $5.00 per share to $3.00 per share.

Options exercisable at December 31:

                                                        Average
                                      Options        Exercise Price
                                      -------        --------------
                      2004            343,140            $7.08
                      2003            437,266            $3.00
                      2002               0                 N/A

Exercise prices for options outstanding as of December 31, 2004, were as follows:

                                          Options Outstanding                       Options Exercisable
                                          -------------------                       -------------------

                           Number            Weighted                             Number
                         Outstanding          Average          Weighted        Exercisable        Weighted
                            as of           Contractual        Average            as of            Average
Range of                December 31,           Life            Exercise        December 31,       Exercise
Exercise Prices             2004             Remaining          Price              2004             Price
---------------             ----             ---------          -----              ----             -----
      $5.00(1)             143,230            9 years           $3.00             19,804            $3.00
      $5.15                232,497           10 years           $5.15            114,168            $5.15
      $5.65                 25,000           10 years           $5.65              4,168            $5.65
      $8.57(2)             205,000           10 years           $8.57            205,000            $8.57

(1) In March 2003, our board of directors approved the reduction in the exercise price of all of the outstanding stock options from $5.00 per share to $3.00 per share.

(2)  Later amended to vest on February 28, 2005 and expire on March 1, 2005.

Please see Note 21 "Subsequent Events," for information regarding grants of stock options and restricted stock in 2005.

14.  INCOME TAXES

The following is a summary of the Company's net deferred tax assets.

                                                                             December 31,
                                                                        2004             2003
                                                                        ----             ----
                                                                            (in thousands)
Net Operating Loss Carryforwards                                       $188,107         $165,933
Deferred Taxes Related to Temporary Differences:
Tangible asset bases, lives and depreciation methods                    (11,067)         (11,000)
         Other                                                           (2,967)          (8,515)
                                                                      ---------         --------
                  Total deferred tax asset, net                         174,073          146,418
Less valuation allowance                                               (174,073)        (146,418)
                                                                      ---------         --------
Net deferred tax asset                                                $      --         $     --
                                                                      =========         ========

In connection with the fresh-start accounting adopted in 2002, our assets and liabilities were recorded at their respective fair values. Deferred tax assets and liabilities were then recognized for the tax effects of the differences between fair values and tax bases. In addition, deferred tax assets were recognized for future tax benefits of net operating loss ("NOL"), capital loss and tax credit carryforwards, and a valuation allowance was recorded for the overall net increase in deferred tax assets recognized in connection with fresh-start accounting.

To the extent management believes the pre-emergence net deferred tax assets will more likely than not be realized, a reduction in the valuation allowance established in fresh-start accounting will be recorded. The reduction in this valuation allowance will first reduce any remaining intangible assets recorded in fresh-start accounting, with any excess being treated as an increase to capital in excess of par value.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependant upon the generation of future taxable income during the periods in which those temporary differences become deductible. No benefit for federal income taxes has been recorded for the periods ended December 31, 2004 and 2003, as the net deferred tax asset generated, primarily from temporary differences related to the net operating loss, was offset by a full valuation allowance because it is not considered more likely than not that these benefits will be realized due to the Company's losses since inception. The change in the valuation allowance for 2004 is based on the tax effect of the availability and utilization of the Company's NOL's.

As of December 31, 2004 and 2003, the Company had estimated net operating loss carryforwards ("NOLs") of $468 million and $412 million, respectively. In April 2002, due to the debt restructuring and reorganization, the Company has triggered a change of control, which has limited the availability and utilization of the NOLs. The Company's NOL's expire between 2005 and 2024.

The provision for income taxes for the periods below differs from the amount computed by applying the federal statutory rate due to the following:

                                                                                Successor Company               Predecessor Company
                                                                                -----------------               -------------------
                                                                   Year Ended December 31,   Eight Months Ended   Four Months Ended
                                                                    2004             2003    December 31, 2002     April 30, 2002
                                                                    ----             ----    -----------------     --------------
Statutory Federal income tax rate                                   34.0%           34.0%           34.0%               34.0%

State and local taxes, net of Federal tax benefit                   5.89%           6.14%           6.19%               6.19%

Permanent Differences                                              (1.66)%         (0.32)%         (0.03)%             (0.03)%

Valuation Allowance                                               (38.23)%        (39.82)%        (40.16)%            (40.16)%

Effective income tax rate                                             --              --              --                  --

15. RELATED PARTIES

In 2004, Motient paid Communications Technology Advisors LLC $1,111,000 and $25,000 to Gerald Stevens-Kittner, Esq. for consulting services.

At December 31, 2004 Motient was due approximately $5,400 from MSV for certain customer payments that were received by MSV in 2004 and remitted to Motient in 2005.

The lenders of our term credit facility included Gary Singer, directly or through one or more entities. Gary Singer is the brother of Steven G. Singer, one of Motient's directors. Please see footnote 10 Debt & Capital Leases for additional information regarding out Term Credit Facility.

Communication Technology Advisors LLC

In May 2002, the Company entered into a consulting agreement with Communication Technology Advisors LLC ("CTA") under which CTA provided consulting services to the Company. CTA's chairman, Jared E. Abbruzzese, was a director of the Company until June 20, 2003. Peter Aquino, a director from June 20, 2003 to February, 2004, was a senior managing director of CTA. Gerry S. Kittner, also a Motient director, is an advisor and consultant for CTA.

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

Except for the warrants offered to CTA described below and the warrants granted to certain members of CTA in connection with the private placement of the Company's common stock on April 7, 2004, neither CTA, nor any of its principals or affiliates is a stockholder of Motient, nor does it hold any debt of Motient (other than indebtedness as a result of consulting fees and expense reimbursement owed to CTA in the ordinary course under the Company's existing agreement with CTA). CTA has informed the Company that in connection with the conduct of its business in the ordinary course, (i) it routinely advises clients in and appears in restructuring cases involving telecommunications companies throughout the country, and (ii) certain of the Company's stockholders and bondholders and/or certain of their respective affiliates or principals, may be considered to be (a) current clients of CTA in matters unrelated to Motient; (b) former clients of CTA in matters unrelated to Motient; and (c) separate affiliates of clients who are (or were) represented by CTA in matters unrelated to Motient.

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

In April 2004 and July 2004, certain members of CTA were granted warrants to purchase 400,000 shares and 340,000 shares, respectively, of common stock in conjunction with the private placements of the Company's common stock on April 7, 2004 and July 1, 2004. The warrants have an exercise price of $5.50 and $8.57 per share, respectively, and a term of five years. In December 2004, certain affiliates of CTA were granted options to purchase 125,000 shares of the Company's common stock at a price of $8.57 per share. The options were initially immediately vested, but were later amended to vest on February 28, 2005 and expire on March 1, 2005. For further information on fees paid to CTA, please see
Note 21, "Subsequent Events." Mr. Abbruzzese, Mr. Kittner and Mr. Aquino all of whom did not participate in the deliberations or vote of the Board with respect to the foregoing matters while serving as a member of the Board.

16.  COMMITMENTS AND CONTINGENCIES

As of December 31, 2004, the Company had no contractual inventory commitments.

UPS, the Company's largest customer as of December 31, 2002, has substantially completed its migration to next generation network technology, and its monthly airtime usage of the Company's network has declined significantly. UPS was Motient's second largest customer for the twelve months ended December 31, 2003 and Motient's tenth largest customer for the twelve months ended December 31, 2004. There are no minimum purchase requirements under the Company's contract with UPS and the contract may be terminated by UPS on 30 days' notice at which point any prepaid network time would be required to be repaid. While the Company expects that UPS will remain a customer for the foreseeable future, the bulk of UPS' units have migrated to another network. As of December 31, 2004, UPS had approximately 4,700 active units on Motient's network.

Until June 2003, UPS had voluntarily maintained its historical level of payments to mitigate the near-term revenue and cash flow impact of its recent and anticipated continued reduced network usage. However, beginning in July 2003, the revenues and cash flow from UPS declined significantly. Also, due to a separate arrangement entered into in 2002 under which UPS prepaid for network airtime to be used by it in 2004 and beyond, the Company does not expect that UPS will be required to make any cash payments to the Company in through 2006 for service to be provided through 2006. Pursuant to such agreement, and, through December 31, 2004, UPS has not been required to make any cash payments to the Company in, and the value of the Company's remaining airtime service obligations to UPS in respect of the prepayment was approximately $4.0 million. If UPS terminates the contract, we will be required to refund any unused portion of the prepayment to UPS.

Operating Leases

The Company leases substantially all of its base station sites through operating leases. The majority of these leases provide for renewal options for various periods at their fair rental value at the time of renewal. In the normal course of business, the operating leases are generally renewed or replaced by other leases. Additionally, the Company leases certain facilities and equipment under arrangements accounted for as operating leases. Certain of these arrangements have renewal terms. Total rent expense, under all operating leases, approximated $13.9 million for the year ended December 31, 2004, $15.2 million for the year ended December 31, 2003, $10.5 million for the eight months ended December 31, 2002, and $5.6 million for the four months ended April 30, 2002.

At December 31, 2004, minimum future lease payments under noncancelable operating leases are as follows:
                                                          Operating
                                                          ---------
                                                        (in thousands)
            2005                                            $5,173
            2006                                             3,085
            2007                                             2,273
            2008                                             1,850
            2009 and thereafter                              2,831
                                                           -------
            Total                                          $15,212
                                                           =======

Change of Control Agreements

Pursuant to the Plan of Reorganization, Motient entered into a change of control agreement, effective May 1, 2002, with each of Mr. Matheson, Ms. Peterson, and eight other vice presidents of Motient. Under the agreements, each officer is eligible to receive one year of their annual base salary (excluding cash bonus) in the event that both (x) a "change in control" or an anticipated "change in control," as defined in the change of control agreement, has occurred and (y) the employee is terminated or his or her compensation or responsibilities are reduced. The events constituting a "change of control" generally involve the acquisition of greater than 50% of the voting securities of Motient, as well as certain other transactions or events with a similar effect. Other than Mr. Matheson and Ms. Peterson, the Company currently has no employees with such a change of control agreement.

17.  EMPLOYEE BENEFITS

Prior to the Company's reorganization, the Company had several active stock plans. All of these plans and the respective authorized and issued stock options were cancelled as part of the Company's reorganization on May 1, 2002.

Defined Contribution Plan

The Company sponsored a 401(k) defined contribution plan ("401(k) Savings Plan") in which all employees of Motient could participate. The 401(k) Savings Plan provided for (i) a Company match of employee contributions, in the form of common stock, at a rate of $1 for every $1 of an employee's contribution not to exceed 4% of an employee's eligible compensation, (ii) a discretionary annual employer non-elective contribution, (iii) the option to have plan benefits distributed in the form of installment payments, and (iv) the reallocation of forfeitures, if any, to active participants. In 2001, effective January 2002, the Company amended its 401(k) Savings Plan to make the matching contributions discretionary, as well as to allow the match to be made in either cash or shares of common stock, at the Company's sole discretion. The Company's matching expense was $0.2 million for 2004, $0.4 million for 2003 and $0 for 2002. During 2002, the Company authorized 200,000 shares for the 401(K) Savings Plan.

2002 Stock Option Plan and 2004 Restricted Stock Plan

See Note 13 "Stock Options and Restricted Stock."

18.  LEGAL MATTERS

On April 15, 2004, Motient filed a claim under the rules of the American Arbitration Association in Fairfax County, VA against Wireless Matrix Corporation, a reseller of Motient's services, for the non-payment of certain amounts due and owing under the "take or pay" agreement between Motient and Wireless Matrix. Under this agreement, Wireless Matrix agreed to purchase certain minimum amounts of air-time on the Motient network. In February 2004, Wireless Matrix informed Motient that it was terminating its agreement with Motient. Motient did not believe that Wireless Matrix had any valid basis to do so, and consequently filed the above mentioned claim seeking over $2.6 million in damages, which amounts represents Wireless Matrix's total prospective commitment under the agreement. On May 10, 2004, Motient received notice of a counter-claim by Wirelesss Matrix of approximately $1 million, representing such amounts as Wireless Matrix claimed to have paid in excess of services rendered under the agreement. In June 2004, Motient reached a favorable out of court settlement, in which Wireless Matrix paid Motient $1.1 million.

From time to time, Motient is involved in legal proceedings in the ordinary course of its business operations. Although, there can be no assurance as to the outcome or effect of any legal proceedings to which Motient is a party, Motient does not believe, based on currently available information, that the ultimate liabilities, if any arising from any such legal proceedings not otherwise disclosed would have a material adverse impact on its business, financial condition, results of operations or cash flows.

19.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                                                 Predecessor
                                                                                 Successor Company                 Company
                                                                                 -----------------                 -------
                                                                                                      Eight         Four
                                                                                                      Months       Months
                                                                      Year Ended     Year Ended       Ended         Ended
                                                                     December 31,   December 31,   December 31,   April 30,
                                                                         2004           2003           2002         2002
                                                                         ----           ----           ----         ----
     Cash payments for interest                                        $  3,144      $    572     $    396     $    427
     Cash payment for income taxes                                           --            --           --           --
     Non-cash investing and financing activities:
     Additional deferred compensation on non-cash compensation               --            --           --           97
     Issuance and re-pricing of common stock purchase warrants           26,672        10,024        1,464           --
     Financing fees added to term credit facility                           320            --           --           --
     Exercise and Expiration of common stock warrents                   (13,575)           --           --           --
     Vendor financing under maintenance agreement                            --            --        2,631           --
     Issuance of Common Stock under the Defined Contribution Plan            --           280           --         (203)
     SAB 51 pick-up                                                       7,993            --           --           --

Cash (used) provided by reorganization items were as follows:

                                                                                                 Predecessor
                                                              Successor Company                    Company
                                                              -----------------                    -------
                                                                                 Eight Months    Four Months
                                                 Year Ended      Year Ended         Ended           Ended
                                                 December 31,   December 31,     December 31,      April 30,
                                                    2004           2003              2002            2002
                                                    ----           ----              ----            ----
     (in thousands)
     Professional Fees                              $ --         $    --          $(3,434)        $(5,892)
     Interest Income                                  --              --               --             145
                                                    ----         -------          -------         -------
                                                    $ --         $    --          $(3,434)        $(5,747)
                                                    ====         =======          =======         =======

Further details regarding the plan are contained in Motient's Disclosure Statement with respect to the plan, which was filed as Exhibit 99.2 to the Company's current report on Form 8-K dated March 4, 2002.

20.  REORGANIZATION AND FRESH START ACCOUNTING

Reorganization

On April 26, 2002, the United States Bankruptcy Court for the Eastern District of Virginia (the "Bankruptcy Court") confirmed our Plan of Reorganization that was filed with the Bankruptcy Court on February 28, 2002. On April 30, 2002, we emerged from proceedings under Chapter 11 of Title 11 of the United States code (the "Bankruptcy Code") pursuant to the terms of our Plan of Reorganization.

We operated our business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court from January 10, 2002, (the "Filing Date") until April 30, 2002. Accordingly, our consolidated financial statements prior to May 1, 2002 have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7") and generally accepted accounting principles applicable to a going concern, which assume that assets will be realized and liabilities will be discharged in the normal course of business.

The Company's emergence from Chapter 11 proceedings resulted in a new reporting entity with the adoption of fresh-start accounting in accordance with the SOP 90-7. Pursuant to SOP 90-7, the accounting for the effects of the reorganization occurred as of the confirmation date because there were no remaining conditions precedent to the effectiveness of the plan as of the April 26, 2002 confirmation date. For accounting purposes, the Company applied fresh-start accounting as of May 1, 2002, because the results of operations for the 5 days through April 30, 2002 did not have a material impact on the reorganized company's financial position, results of operations and cash flows. In connection with the preparation of the Predecessor Company's Disclosure Statement, an independent financial advisor determined our reorganization value, or fair value, to be $234.0 million before considering certain preference. This reorganization value was based upon our projected cash flows, selected comparable market multiples of publicly traded companies and other applicable ratios and valuation techniques. The estimated total equity value of the Reorganized Company aggregating $221.0 million was determined after taking into account the preference rights on liquidation available to certain equity holders of MSV in connection with the Plan of Reorganization.

Fresh Start Accounting

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

Postpetition current liabilities                                $49.9 million
Liabilities deferred pursuant to Chapter 11 Proceedings         401.1 million
                                                              ---------------
Total postpetition liabilities and allowed claims               451.0 million
Reorganization value                                           (221.0 million)
                                                              ---------------
Excess of liabilities over reorganization value               $(230.0 million)
                                                              ================

After consideration of the Company's debt capacity, and after extensive negotiations among parties in interest, it was agreed that Motient's reorganization capital structure should be as follows:


Notes payable to Rare Medium and CSFB                  $19.8 million
Shareholders' Equity                                   201.2 million
                                                      --------------
                                                      $221.0 million
                                                      ==============

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
                                                    ========                              =======            ========

Liabilities & Stockholders' (Deficit) Equity
Liabilities Not Subject to Compromise:
Current liabilities:
   Current maturities of capital leases               $4,096                                                   $4,096
   Accounts payable - trade                            1,625                                                    1,625
   Vendor financing                                      655                                                      655
   Accrued expenses                                   15,727                                                   15,727
   Deferred revenue                                   23,284                              (18,913)    (g)(e)    4,371
                                                      ------                              -------               -----
                                                      45,387                              (18,913)             26,474
  Long term liabilities:
    Vendor financing                                   2,661                                                    2,661
    Capital lease obligation                           3,579                                                    3,579
    Deferred revenue                                  19,931                              (16,136)    (e)(g)    3,795

Liabilities Subject to Compromise:
   Prepetition liabilities                             8,785         (8,785)    (a)                                --
   Senior note, including accrued interest
   thereon                                           367,673       (367,673)    (b)                                --
   Rare Medium Note, including accrued
   interest thereon                                   27,030        (27,030)    (c)                                --
                                                    --------        -------                                    ------
                                                     403,488       (403,488)                                       --
Rare Medium and CSFB Notes                                --         19,750                                    19,750
                                                    --------       --------               -------              ------
   Total liabilities                                 475,046       (383,738)              (35,049)             56,259

Stockholders' (deficit) equity:
    Common stock - old                                   584           (584)    (h)                                --
    Common stock - new                                                  251     (d)                               251
    Additional paid-in capital                       988,531       (988,531)                                  197,814
                                                                    197,814     (d)(h)
    Common stock purchase
    warrants - old                                    93,730        (93,730)    (h)
    Common stock purchase
    warrants - new                                                    3,077     (d)                             3,077

    Deferred stock compensation                        (336)            336     (h)                                --

    Retained (deficit) earnings                  (1,359,820)      1,359,820                94,715                  --
                                                 -----------       (183,725)               ------              ------
                                                                    (94,715)    (d)(h)
                                                                    183,725     (h)
                                                                  ---------

Stockholders' Equity (Deficit)                     (277,311)        383,738                94,715             201,142
                                                   ---------        -------                ------             -------
Total Liabilities & Stockholders' Equity
(Deficit)                                           $197,735          $  --               $59,666            $257,401
                                                    ========          =====               =======            ========

(a)  Represents the cancellation of the following liabilities:
     i.   Amounts due to Boeing                                      $1,533
     ii.  Amounts due to CSFB                                         2,000
     iii. Amounts due to JP Morgan Chase                              1,550
     iv.  Amounts due to Evercore Partners LP ("Evercore")            1,948
     v.   Amounts due to the FCC                                      1,003
     vi.  Other amounts                                                 751
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

21.  SUBSEQUENT EVENTS

Management and Board Changes

On March 4, 2005, the board of directors elected Barry A. Williamson to serve as a member of the board.

On February 28, 2005, Peter Aquino resigned from Motient's board of directors.

MSV Related Matters

On February 9, 2005, Motient entered into a merger agreement with Telcom Satellite Ventures Inc. and Telcom Satellite Ventures II Inc. and simultaneously consummated the transactions contemplated thereby, pursuant to which Telcom merged with and into MVH Holdings Inc., a direct and wholly-owned subsidiary of Motient, in a tax free reorganization in which MVH is the surviving company. In exchange for 2,296,835 MSV limited partnership units, Motient issued to Telcom's stockholders 8,187,804 shares of its common stock owned by the Telcom entities.

Concurrently with this merger, Motient (through MVH) also purchased 373.7 shares of common stock of Spectrum Space Equity Investors IV, Inc. and two other related entities, representing approximately 66.3% of the outstanding common stock of each of such entities, and 221.2 shares of common stock of Columbia Space Partners, Inc. and two other related entities, representing approximately 27.8% of the outstanding common stock of such entities. In total, Motient issued to the Spectrum entities and Columbia entities a total of 4,516,978 shares of Motient common stock in a private placement in exchange for indirect ownership of 1,267,098 MSV units.

Telcom, Columbia and Spectrum also received warrants exercisable for an aggregate of approximately 952,858 shares of Motient common stock. The warrants have a term of five years and an exercise price equal to $22.50. Each warrant shall become exercisable only as follows: (i) with respect to 35% of the warrant shares, on the date that is 30 days following the closing of the merger, if a registration statement covering the resale of the shares shall not have been filed with the SEC by such date, (ii) with respect to an additional 35% of the warrant shares, on the 60th day after the closing of the merger, if a registration statement covering the resale of the shares shall not have been filed with the SEC by such date, and (iii) with respect to 30% of the warrant shares, on the 180th day after the closing of the Mergers, if a registration statement covering the resale of the shares shall not have been declared effective. As Motient has filed a registration statement covering these shares, 70% of the 952,858 warrants will never vest.

On February 25, 2005, the FCC issued a revised set of rules following a detailed multi-year process for the use of ATC. The rules expanded the technical and operational flexibility of ATC Services allowing for greater capacity in both the uplink and downlink directions. These rules are subject to challenge at the FCC or before a federal court.

CTA Fees

On February 28, 2005, the board granted these CTA affiliates 125,000 options with a strike price of $28.70 per share. This strike price was set at the closing price of the Company's common stock on February 28, 2005. In February 2005, CTA and certain of its affiliates were paid an investment banking fee of $3,709,796 in cash and stock in relation to the closing of Motient's acquisition of certain interests in MSV. Such fee is equal to 1% of the aggregate consideration paid by Motient for such MSV interests. This fee was comprised of 95,286 shares of stock and a cash payment of $927,449. 40% of this fee was paid to The Singer Children's Management Trust, which is a trust established for the benefit of the children of Gary Singer, a former lender under the 2003 Term Credit Agreement and the brother of Steven Singer, Motient's chairman of the board. This amount was paid at the direction of CTA as compensation for the assistance Gary Singer provided to CTA in the transaction.

In March 2005, Motient paid CTA an additional $25,000 to provide certain valuation allocations for Motient's interest in MSV as a result of Motient's November 12, 2004 additional investment in MSV.

Legal Matters

In March 2005, Research in Motion, Ltd. (RIM) settled an outstanding patent infringement lawsuit related to RIM's BlackBerry handheld device and software, which Motient supports on its Data Tac wireless network. As a result of this settlement, RIM and its customers, including Motient, may use the BlackBerry device and software without any further interference from NTP.

Board Actions

In March 2005, the board voted to propose to the shareholders that Motient's authorized shared be increased from 100 million to 200 million at Motient's next annual meeting.

                            QUARTERLY FINANCIAL DATA
                (dollars in thousands, except for per share data)
                                   (unaudited)

                                                                     Successor Company
                                                                     -----------------
                                                                       2004-Quarters
                                                                       -------------
                                                         3/31/04    6/30/04     9/30/04    12/31/04
                                                         -------    -------     -------    --------
Revenues                                                $ 11,500    $ 11,439    $  8,353   $  5,588
Operating expenses (1)                                    21,674      24,273      14,583     23,374
                                                        --------    --------    --------   --------
Loss from operations                                     (10,174)    (12,834)     (6,230)   (17,786)

Net Income (loss)                                       $(13,517)   $(23,112)   $ (9,849)  $(25,851)
Basic and Diluted Loss Per Share of common stock (2)    $  (0.54)   $  (0.79)   $  (0.29)  $  (0.62)
Weighted-average common shares outstanding during the
period                                                    25,232      29,338      33,418     41,944
Market price per share (3)
   High                                                 $   7.45    $  14.01    $  13.75   $  23.95
   Low                                                  $   4.05    $   6.15    $   8.40   $   8.95



                                                                    Successor Company
                                                                    -----------------
                                                                       2003-Quarters
                                                                       -------------
                                                        3/31/03     6/30/03     9/30/03    12/31/03
                                                        -------     -------     -------    --------

Revenues                                                $ 14,370    $ 14,992    $ 12,051   $ 13,072
Operating expenses (1)                                    24,424      25,358      24,311     20,559
                                                        --------    --------    --------   --------
Loss from operations (2)                                 (10,054)    (10,366)    (12,260)    (7,487)

Net Income (loss)                                       $(12,394)   $(13,010)   $(22,345)  $(14,373)
Basic and Diluted Loss Per Share of common stock        $  (0.49)   $  (0.52)   $  (0.89)  $  (0.57)
Weighted-average common shares outstanding during
the period                                                25,097      25,137      25,170     25,145
Market price per share (3)
   High                                                 $   4.00    $   2.00    $   5.00   $   5.45
   Low                                                  $   2.75    $   5.75    $   6.35   $   3.95


(1) In 2003, operating expenses include restructuring charges of approximately $0.2 million in the second quarter. All $0.2 million was paid in 2003. In 2004, $1.1 and $5.2 million in restructuring expenses were charged to costs and expenses in the first and second quarters, respectively. Of the $6.3 million restructuring expense in 2004, $5.0 million was paid in 2004.
(2) Loss per share calculations for each of the quarters are based on the weighted average number of shares outstanding for each of the periods, and the sum of the quarters is not equal to the full year loss per share amount due to rounding.
(3) Until January 14, 2002, the Company's common stock was listed under the symbol MTNT on the Nasdaq Stock Market. The Company voluntarily delisted from the Nasdaq Stock Market on January 14, 2002 as a result of its Chapter 11 bankruptcy filing. The Company's common stock is currently traded under the symbol MNCP on the Pink Sheets. The quarterly high and low sales price represents the intra-day prices in the Nasdaq Stock Market for the Company's pre-reorganization common stock for the periods indicated for 2002 and the high and low bid prices for Motient pre- and post-reorganization common stock for the periods indicated. The quotations represent inter-dealer quotations, without retail markups, markdowns or commissions, and may not necessarily represent actual transactions. As of December 31, 2004, there were 97 stockholders of record of the Company's common stock.

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                        FOUR MONTHS ENDED APRIL 30, 2002,
                    EIGHT MONTHS ENDED DECEMBER 31, 2002, and
                     YEARS ENDED DECEMBER 31, 2003 and 2004


                                                              Charged
                                                 Balance at   to Costs
                                                 Beginning      and                          Balance at End of
Description                                      of Period    Expenses       Deductions            Period
-----------                                      ---------    --------       ----------            ------
Predecessor Company
-------------------
Four Months Ended April 30, 2002
       Allowance for doubtful accounts                 $964       $(52)           $(139)              $773
-----------------------------------------------------------------------------------------------------------------
Successor Company
-----------------
Eight Months Ended December 31, 2002
       Allowance for doubtful accounts                 $773       $994            $(764)            $1,003
Year Ended December 31, 2003
       Allowance for doubtful accounts               $1,003       $194            $(438)              $759
Year Ended December 31, 2004
       Allowance for doubtful accounts                 $759      $(269)           $(234)              $256


                                                              Charged
                                                 Balance at   to Costs
                                                 Beginning      and                          Balance at End of
Description                                      of Period    Expenses       Deductions            Period
-----------                                      ---------    --------       ----------            ------
Predecessor Company
-------------------
Four Months Ended April 30, 2002
       Allowance for Obsolescence                    $7,073     $4,687            $(797)           $10,963
-----------------------------------------------------------------------------------------------------------------
Successor Company
Eight Months Ended December 31, 2002
       Allowance for Obsolescence                   $10,963       $287          $(1,699)            $9,551
Year Ended December 31, 2003
       Allowance for Obsolescence                    $9,551       $199          $(2,000)            $7,750
Year Ended December 31, 2004
       Allowance for Obsolescence                    $7,750      $(132)         $(7,618)               $--


MOBILE SATELLITE VENTURES LP AND SUBSIDIARIES

Consolidated Financial Statements

Years ended December 31, 2003 and 2004 with Report of Independent Auditors

                 Mobile Satellite Ventures LP and Subsidiaries

                        Consolidated Financial Statements

                     Years ended December 31, 2003 and 2004



                                    Contents

Report of Independent Auditors.............................................................M-1

Audited Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2003 and 2004...............................M-2
Consolidated Statements of Operations for the years ended
   December 31, 2002, 2003, and 2004.......................................................M-3
Consolidated Statements of Partners' Equity (Deficit) for the years ended
   December 31, 2002, 2003, and 2004.......................................................M-4
Consolidated Statements of Cash Flows for the years ended
   December 31, 2002, 2003, and 2004.......................................................M-6
Notes to Consolidated Financial Statements.................................................M-7

                         Report of Independent Auditors

General Partner and Unit Holders
Mobile Satellite Ventures LP

We have audited the accompanying consolidated balance sheets of Mobile Satellite Ventures LP (a Delaware limited partnership) and subsidiaries (collectively, the Company) as of December 31, 2003 and 2004, and the related consolidated statements of operations, partners' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mobile Satellite Ventures LP and subsidiaries at December 31, 2003 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.


February 18, 2005
McLean, Virginia

                  Mobile Satellite Ventures LP and Subsidiaries

                           Consolidated Balance Sheets

                                                                                 December 31
                                                                          2003                2004
                                                                    ------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                          $ 3,981,625       $ 130,077,509
   Restricted cash                                                         74,246           5,075,974
   Accounts receivable, net of allowance of $71,687,
    and $69,908 as of December 31, 2003 and 2004, respectively          4,156,416           3,343,769
   Inventory                                                            1,406,604             698,279
   Prepaid expenses and other current assets                            1,058,942             782,761
                                                                    ------------------------------------
Total current assets                                                   10,677,833         139,978,292

Property and equipment, net                                            23,598,573          16,458,416
Intangible assets, net                                                 80,673,205          71,706,319
Goodwill                                                               15,784,572          16,495,324
Other assets                                                               84,779           1,584,779
                                                                    ------------------------------------
Total assets                                                        $ 130,818,962       $ 246,223,130
                                                                    ====================================

Liabilities, minority interest, and partners' equity (deficit)
Current liabilities:
   Accounts payable and accrued expenses                              $ 4,246,544         $ 6,619,064
   Vendor note payable, current portion                                   127,211             205,846
   Deferred revenue, current portion                                    5,887,381           4,882,189
   Other current liabilities                                              110,766              64,979
                                                                    ------------------------------------
Total current liabilities                                              10,371,902          11,772,078

Deferred revenue, net of current portion                               20,865,511          20,690,599
Accrued interest, net of current portion                               16,725,057                  --
Vendor note payable, net of current portion                               915,785             695,714
Notes payable to investors                                             82,924,667                  --
                                                                    ------------------------------------
Total liabilities                                                     131,802,922          33,158,391

Commitments and contingencies
Minority interest                                                              --             100,723

Partners' equity (deficit):
   MSV general partner                                                         --                  --
   MSV limited partners                                                (1,041,013)        217,643,300
   Deferred compensation                                                       --          (4,185,223)
   Accumulated other comprehensive income (loss)                           57,053            (494,061)
                                                                    ------------------------------------
Total partners' equity (deficit)                                         (983,960)        212,964,016
                                                                    ------------------------------------
Total liabilities, minority interest, and partners' equity
(deficit)                                                           $ 130,818,962       $ 246,223,130
                                                                    ====================================

See accompanying notes.

                  Mobile Satellite Ventures LP and Subsidiaries

                      Consolidated Statements of Operations

                                                                   Year ended December 31
                                                         2002            2003              2004
                                                  ---------------------------------------------------
Revenues:
   Services and related revenues                   $ 24,389,482     $ 25,536,096     $ 26,664,328
   Equipment sales and other revenues                   464,833        1,588,294        2,342,592
                                                  ---------------------------------------------------
Total revenues                                       24,854,315       27,124,390       29,006,920

Operating expenses:
   Satellite operations and cost of services         11,477,095       10,781,525       10,855,071
   Satellite capacity purchased from MSV Canada       4,647,224        4,858,305        5,768,970
   Next-generation research and development
    expenditures                                      3,532,487        4,267,991        8,593,001
   Sales and marketing                                2,416,050        1,973,381        4,762,461
   General and administrative                         5,343,643        6,632,172        9,264,436
   Depreciation and amortization                     18,235,030       17,942,672       18,454,690
                                                  ---------------------------------------------------
Total operating expenses                             45,651,529       46,456,046       57,698,629
                                                  ---------------------------------------------------

Loss from operations                                (20,797,214)     (19,331,656)     (28,691,709)

Other income (expense):
   Management fee from MSV Canada                     3,100,847        3,199,974        3,568,013
   Equity in losses of MSV Canada                      (373,738)      (1,030,119)        (275,000)
   Interest income                                       55,538           40,355          441,791
   Interest expense                                  (8,577,407)      (9,616,235)      (8,553,987)
   Write-off of investment in joint venture                   -       (2,000,000)               -
   Other income, net                                    424,490          737,211           55,996
                                                  ---------------------------------------------------
Net loss                                           $(26,167,484)    $(28,000,470)  $    (33,454,896)
                                                  ===================================================


See accompanying notes.

                  Mobile Satellite Ventures LP and Subsidiaries

              Consolidated Statements of Partners' Equity (Deficit)

                                                        General Partner                  Limited Partners
                                              ------------------------------------------------------------------
                                                   Number of                  Number of                                Deferred
                                                     Units        Amount        Units               Amount           Compensation
                                              ------------------------------------------------------------------------------------
Balance at December 31, 2001                            --        $ --        16,642,732        $  49,426,941         $        --
Total, December 31, 2001
   Net loss                                             --          --                --          (26,167,484)                 --
   Translation adjustment                               --          --                --                   --                  --
                                              ------------------------------------------------------------------------------------
Balance, year ended December 31, 2002                   --          --        16,642,732           23,259,457                  --
Total, December 31, 2002
   Issuance of MSV Class A Preferred
    Units                                               --          --           573,951            3,700,000                  --
   Net loss                                             --          --                --          (28,000,470)                 --
   Change in market value of derivative
    instruments                                         --          --                --                   --                  --
   Translation adjustment                               --          --                --                   --                  --
                                               -----------------------------------------------------------------------------------
Balance, year ended December 31, 2003                   --          --        17,216,683           (1,041,013)                 --
Total, December 31, 2003
   Issuance of MSV Class A Preferred
    Units                                               --          --         2,735,317           17,633,333                  --
   Conversion of Notes                                  --          --         9,911,234           84,922,011                  --
   Issuance of MSV Common Units                         --          --         4,923,599          145,000,000                  --
   Issuance of stock options                            --          --                --            4,680,376          (4,680,376)
   Amortization of deferred compensation                --          --                --                   --             495,153
   Distribution of warrant in subsidiary                --          --                --              (96,511)                 --
   Net loss                                             --          --                --          (33,454,896)                 --
   Change in market value of derivative
    instruments                                         --          --                --                   --                  --
   Translation adjustment                               --          --                --                   --                  --
                                              ------------------------------------------------------------------------------------
Balance, year ended December 31, 2004                   --        $ --        34,786,833        $ 217,643,300         $(4,185,223)
                                              ====================================================================================
Total, December 31, 2004


See accompanying notes.

                  Mobile Satellite Ventures LP and Subsidiaries

              Consolidated Statements of Partners' Equity (Deficit)
                                  (continued)

                                                  Accumulated
                                                     Other        Total Partners'
                                                 Comprehensive         Equity         Comprehensive
                                                     Income          (Deficit)             Loss
                                                 ----------------------------------------------------
Balance at December 31, 2001                      $       --      $   49,426,941      $          --
Total, December 31, 2001
   Net loss                                               --         (26,167,484)       (26,167,484)
   Translation adjustment                              6,867               6,867              6,867
                                                -----------------------------------------------------
Balance, year ended December 31, 2002                  6,867          23,266,324
Total, December 31, 2002                                                              $ (26,160,617)
                                                                                     ================
   Issuance of MSV Class A Preferred
    Units                                                 --           3,700,000
   Net loss                                               --         (28,000,470)       (28,000,470)
   Change in market value of derivative
    instruments                                       81,712              81,712             81,712
   Translation adjustment                            (31,526)            (31,526)           (31,526)
                                                -----------------------------------------------------
Balance, year ended December 31, 2003                 57,053            (983,960)
Total, December 31, 2003                                                              $ (27,950,284)
                                                                                     ================
   Issuance of MSV Class A Preferred
    Units                                                 --          17,633,333
   Conversion of Notes                                    --          84,922,011
   Issuance of MSV Common Units                           --         145,000,000
   Issuance of stock options                              --                   -
   Amortization of deferred compensation                  --             495,153
   Distribution of warrant in subsidiary                  --             (96,511)
   Net loss                                               --         (33,454,896)       (33,454,896)
   Change in market value of derivative
    instruments                                      (45,407)            (45,407)           (45,407)
   Translation adjustment                           (505,707)           (505,707)          (505,707)
                                                -----------------------------------------------------
Balance, year ended December 31, 2004             $ (494,061)     $  212,964,016
                                                ==================================
Total, December 31, 2004                                                              $ (34,006,010)
                                                                                     ================
See accompanying notes.

                  Mobile Satellite Ventures LP and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                                  Year ended December 31
                                                                        2002               2003                2004
                                                                 -------------------------------------------------------
Operating activities
Net loss                                                          $(26,167,484)       $(28,000,470)       $ (33,454,896)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
   Depreciation and amortization                                    18,235,030          17,942,672           18,454,690
   Equity in losses of MSV Canada                                      373,738           1,030,119              275,000
   Write-off of investment in joint venture                                 --           2,000,000                   --
   Amortization of deferred compensation                                    --                  --              495,153
   Changes in operating assets and liabilities:
     Restricted cash                                                 3,355,184             578,614           (5,001,728)
     Accounts receivable                                               471,009          (1,061,933)             916,694
     Inventory                                                         811,197             711,979              708,325
     Prepaid expenses and other assets                                (353,808)           (941,512)             336,164
     Accounts payable and accrued expenses                           1,076,582             290,671            2,451,337
     Other current liabilities                                      (4,138,827)           (751,514)            (119,672)
     Accrued interest                                                8,571,854           7,384,721          (12,589,396)
     Deferred revenue                                                  723,136           1,274,075           (2,677,326)
                                                                 -------------------------------------------------------
Net cash provided by (used in) operating activities                  2,957,611             457,422          (30,205,655)

Investing activities
Purchase of Motient Satellite business, net of cash
  acquired                                                          (2,200,000)         (2,200,000)                  --
Purchase of property and equipment                                    (840,328)         (1,316,512)          (1,899,224)
Purchase of option to form joint venture                            (1,000,000)         (1,000,000)                  --
Purchase of intangible assets and other assets                              --                  --           (2,000,000)
                                                                 -------------------------------------------------------
Net cash used in investing activities                               (4,040,328)         (4,516,512)          (3,899,224)

Financing activities
Proceeds from issuance of Class A Preferred Units                           --           3,700,000           17,633,333
Proceeds from issuance of Common Units                                      --                  --          145,000,000
Principal payment on notes payable                                          --          (1,575,333)          (2,370,583)
Proceeds from issuance of notes payable to investors                 3,000,000                  --                   --
Proceeds from exercise of stock option in subsidiary                        --                  --                4,261
                                                                 -------------------------------------------------------
Net cash provided by financing activities                            3,000,000           2,124,667          160,267,011

Effect of exchange rates on cash and cash equivalents                  235,076             134,374              (66,248)
                                                                 -------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                 2,152,359          (1,800,049)         126,095,884
Cash and cash equivalents, beginning of period                       3,629,315           5,781,674            3,981,625
                                                                 -------------------------------------------------------
Cash and cash equivalents, end of period                          $  5,781,674        $  3,981,625        $ 130,077,509
                                                                 =======================================================
Supplemental information
Cash paid for interest                                            $      5,553        $  2,124,667        $  21,394,806
                                                                 =======================================================
Non-cash financing information
Equipment obtained through issuance of notes to vendor            $         --        $  1,028,771        $          --
                                                                 =======================================================
Conversion of Notes                                               $         --        $         --        $  84,922,011
                                                                 =======================================================

See accompanying notes.

                  Mobile Satellite Ventures LP and Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 2004

1. Organization and Business

Mobile Satellite Venture LP's predecessor company, Motient Satellite Ventures LLC, was organized as a limited liability company pursuant to the Delaware Limited Liability Company Act on June 16, 2000 by Motient Corporation (Motient). On December 19, 2000, Motient Satellite Ventures LLC changed its name to Mobile Satellite Ventures LLC (MSV LLC). On November 26, 2001, MSV LLC was converted into a limited partnership, Mobile Satellite Ventures LP (MSV or the Company), subject to the laws of the state of Delaware. Concurrent with such conversion, the Company acquired certain assets and liabilities of the Motient and TMI Communications LP (TMI) satellite businesses. In connection with its purchase of TMI's satellite business, the Company acquired a 20% equity interest in Mobile Satellite Ventures (Canada) Inc. (MSV Canada) and 33-1/3% equity interest in Mobile Satellite Ventures Holdings (Canada) Inc. (MSV Holdings). In February 2002, the Company established TerreStar Networks, Inc. (TerreStar), a wholly owned subsidiary, to develop business opportunities related to the planned receipt of certain licenses in the 2 GHz band (see Note 10).

The Company provides mobile satellite and communications services to individual and corporate customers in the United States and Canada via its own satellite and leased satellite capacity. The Company's operations are subject to significant risks and uncertainties including technological, competitive, financial, operational, and regulatory risks associated with the wireless communications business. Uncertainties also exist regarding the Company's ability to raise additional debt and equity financing and the ultimate profitability of the Company's proposed next-generation wireless system. The Company will require substantial additional capital resources to construct its next-generation wireless system.

The Company's current operating assumptions and projections, which reflect management's best estimate of future revenue and operating expenses, indicate that anticipated operating expenditures through 2005 can be met by cash flows from operations and available working capital; however, the Company's ability to meet its projections is subject to uncertainties, and there can be no assurance that the Company's current projections will be accurate. If the Company's cash requirements are more than projected, the Company may require additional financing. In addition, a wholly owned subsidiary of the Company entered into a satellite construction contract (see Note 10) during 2002 and assumed certain obligations under another system development contract in 2004 (see Note 3) that may require the Company to obtain additional funding to finance the required payments unless one or both of the contracts are either amended or terminated by the Company prior to certain payment due dates. The Company is not planning to

                  Mobile Satellite Ventures LP and Subsidiaries

1. Organization and Business (continued)

terminate the contracts, and there can be no assurance that the Company will be able to enter into amendments that will defer payments in a manner consistent with the Company's next-generation business plans. The type, timing, and terms of financing, if required, selected by the Company will be dependent upon the Company's cash needs, the availability of financing sources, and the prevailing conditions in the financial markets. There can be no assurance that such financing will be available to the Company at any given time or available on favorable terms.

2. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries prepared in accordance with accounting principles generally accepted in the United States. All significant intercompany accounts are eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates affecting the consolidated financial statements include management's judgments regarding the allowance for doubtful accounts, reserves for inventory, future cash flows expected from long-lived assets, and accrued expenses for probable losses. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include investments such as money market accounts with an original maturity of three months or less.

                  Mobile Satellite Ventures LP and Subsidiaries

2. Significant Accounting Policies (continued)

Restricted Cash

In connection with the purchase of the Motient satellite business, the Company retained a portion of the purchase price, which was restricted to pay Motient's rent obligation to the Company for the lease of office space in the Company's headquarters and to ensure the provision of certain services to the Company by Motient under a transition services agreement. During the year ended December 31, 2002, the agreement was amended, $1,104,708 was released to Motient, and $336,060 was released to MSV. During 2003, $530,742 was used to satisfy Motient's obligations under its sublease with the Company, and $50,708 was remitted to Motient for services provided to MSV. As of December 31, 2003 and 2004 the restricted cash balance for this purpose was $74,246 and $74,823 respectively.

In September 2004, the Company entered into an escrow agreement to provide for payments under TerreStar's satellite construction contract (see Note 10). As of December 31, 2004, the amount in escrow was $5.0 million. If TerreStar terminates the satellite construction contract, the escrow funds may be returned to the TerreStar, subject to the termination liability under the contract. The cash in escrow as of December 31, 2004 is reflected as restricted cash on the accompanying consolidated balance sheet.

Inventory

Inventories consist of finished goods that are communication devices and are stated at the lower of cost or market, average cost method. The Company periodically assesses the market value of its inventory, based on sales trends and forecasts and technological changes, and records a charge to current-period income when such factors indicate that a reduction in net realizable value is appropriate.

Property and Equipment

Property and equipment acquired in business combinations are recorded at their estimated fair value on the date of acquisition. Purchases of property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives, ranging from three to five years. Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the remaining lease term.

                  Mobile Satellite Ventures LP and Subsidiaries

2. Significant Accounting Policies (continued)

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets including property and equipment and intangible assets other than goodwill, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of its long-lived assets, the Company evaluates the probability that future estimated undiscounted net cash flows will be less than the carrying amount of the assets. If such estimated cash flows are less than the carrying amount of the long-lived assets, then such assets are written down to their fair value. No impairment charges were recorded in the years ended December 31, 2002, 2003, or 2004. The Company's estimates of anticipated cash flows and the remaining estimated useful lives of long-lived assets could be reduced significantly in the future. As a result, the carrying amount of long-lived assets may be reduced in the future.

Goodwill

SFAS No. 142, Goodwill and Other Intangible Assets, requires the use of a non-amortization approach to account for purchased goodwill. Under a non-amortization approach, goodwill is not amortized into results of operations, but instead is reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill is determined to be more than its estimated fair value. The Company performs its annual impairment test on December 31 or when certain triggering events occur. No impairment charges were recorded in the years ended December 31, 2002, 2003, or 2004.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintained cash balances at financial institutions that exceeded federally insured limits as of December 31, 2004. The Company maintains its cash and cash equivalents at high-credit-quality institutions, and as a result, management believes that credit risk related to its cash is not significant.

                  Mobile Satellite Ventures LP and Subsidiaries

2. Significant Accounting Policies (continued)

Concentrations of Credit Risk (continued)

The Company generally grants credit to customers on an unsecured basis. The Company performs ongoing evaluations of probability of collection of amounts owed to the Company. The Company records an allowance for doubtful accounts equal to the amount estimated to be potentially uncollectible.

The Company's significant customers, as measured by percentage of total revenues, were as follows:

                                For the year ended December 31
                         2002               2003                2004
                   ------------------------------------------------------

Customer A               13%                 12%                 *
Customer B               13%                  *                  *
Customer C                *                  11%                 *
Customer D                *                  13%                14%

The Company's significant customers, as measured by percentage of total accounts receivable, were as follows:

                                         December 31
                              2003                         2004
                   ------------------------------------------------------

Customer C                     *                           12%
Customer D                     *                           12%
Customer E                    14%                           *
Customer F                    12%                          11%

* Customer did not represent more than 10% for the period presented.

                  Mobile Satellite Ventures LP and Subsidiaries

2. Significant Accounting Policies (continued)

Fair Value of Financial Instruments

SFAS No. 107, Disclosure about Fair Value of Financial Instruments, requires disclosures regarding the fair value of certain financial instruments. The carrying amount of the Company's cash and cash equivalents, restricted cash, accounts receivables, and accounts payable, accrued expenses approximates their fair value because of the short-term maturity of these instruments. The Company estimated the fair value of its notes payable using estimated market prices based upon the current interest rate environment and the remaining term to maturity. The Company believes the fair value of these liabilities approximates their carrying value.

Stock-Based Compensation

SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans using the fair value method. The Company has chosen to account for employee stock-based compensation using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations.

The following illustrates the effect on net loss if the Company had applied the fair value method of SFAS No. 123:

                                                                                    December 31
                                                                   2002                2003               2004
                                                        ------------------------------------------------------------
Net loss, as reported                                    $  (26,167,484)      $  (28,000,470)        $  (33,454,896)

Add stock-based employee compensation included in
  reported net loss                                                  --                   --                495,153
Additional stock-based employee compensation expense
  determined under fair value method                           (621,148)          (1,080,385)            (1,952,382)
                                                        ------------------------------------------------------------
Pro forma net loss                                       $  (26,788,632)      $  (29,080,855)        $  (34,912,125)
                                                        ============================================================

                  Mobile Satellite Ventures LP and Subsidiaries

2. Significant Accounting Policies (continued)

Stock-Based Compensation (continued)

In accordance with SFAS No. 123, the fair value of the options granted was estimated at the grant date using an option-pricing model with the following weighted-average assumptions: risk-free interest rates ranging from 2.7% to 4.6%, no dividends, expected life of the options of five years, and no volatility.

Income Taxes

As a limited partnership, the Company is not subject to income tax directly. Rather, each unit holder is subject to income taxation based on the unit holder's portion of the Company's income or loss as defined in the limited partnership agreement.

Revenue Recognition

The Company generates revenue primarily through the sale of wireless airtime service and equipment. The Company recognizes revenue when the services are performed or delivery has occurred, evidence of an arrangement exists, the fee is fixed and determinable, and collectibility is probable. The Company receives activation fees related to initial registration for retail customers. Revenue from activation fees is deferred and recognized ratably over the customer's contractual service period, generally one year. The Company records equipment sales upon transfer of title and accordingly recognizes revenue upon shipment to the customer.

Derivatives

The Company accounts for derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which requires the recognition of all derivatives as either assets or liabilities measured at fair value with changes in fair value of derivatives other than hedges reflected as current-period income (loss) unless the derivatives qualify as hedges of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in equity and then recognized in earnings along with the related effects of the hedged items. Any ineffective portion of hedges is reported in earnings as it occurs.

                  Mobile Satellite Ventures LP and Subsidiaries

2. Significant Accounting Policies (continued)

Derivatives (continued)

In the normal course of business, the Company is exposed to the impact of fluctuations in the exchange rate with the Canadian dollar. The Company limits this risk by following an established foreign currency financial management policy. This policy provides for the use of forward and option contracts, which limit the effects of exchange rate fluctuations of the Canadian dollar on financial results. The Company does not use derivatives for trading or speculative purposes.

As of December 31, 2003 and 2004, the Company hedged aggregate exposures of $2.8 million and $2.2 million, respectively, by entering into forward contracts and option contracts, respectively. In general, these contracts have varying maturities up to, but not exceeding, one year with cash settlements made at maturity based upon rates agreed to at contract inception. All derivatives held by the Company satisfy the hedge criteria of SFAS No. 133, and therefore, the Company recorded unrealized gains on these contracts of $81,712 and $36,305 for the years ended December 31, 2003 and 2004, respectively, which are reflected as a component of accumulated other comprehensive income and an asset within prepaid expenses and other current assets on the accompanying consolidated balance sheets.

Equity Method Investments

The Company accounts for its equity investments in MSV Canada and MSV Holdings pursuant to the equity method of accounting. The carrying value of these investments was $0 at each balance sheet date presented. Because the Company is obligated to provide working capital financial support to MSV Canada through a management agreement, the Company records losses related to such funding as equity in losses of MSV Canada in the accompanying consolidated statements of operations.

Foreign Currency and International Operations

The functional currency of one of the Company's subsidiaries is the Canadian dollar. The financial statements of this subsidiary are translated to U.S. dollars using period-end rates for assets and liabilities, which is included as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. In addition, the Company realized foreign exchange transaction (losses) gains, which are a component of other income in the accompanying consolidated statements of operations. For the years ended December 31, 2002, 2003, and 2004, foreign exchange transaction (losses) gains were $(266,507), $444,753, and $40,858, respectively.

                  Mobile Satellite Ventures LP and Subsidiaries

2. Significant Accounting Policies (continued)

Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in accordance with SFAS No. 130, Reporting Comprehensive Income, which establishes rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires foreign currency translation adjustments and the change in market value of effective derivative instruments to be included in other comprehensive income.

Recent Pronouncements

In January 2003, the FASB issued Financial Interpretation No. 46 (FIN), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, which requires the consolidation of an entity in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership or contractual or other financial interests in the entity. Generally, an entity is generally consolidated by an enterprise when the enterprise has a controlling financial interest in the entity through ownership of a majority voting interest in the entity. The Company is currently evaluating the impact of adoption of FIN 46, with respect to its investment and related obligations in MSV Canada. Adoption of this standard will be required for the first annual period beginning after December 15, 2004. MSV Canada's net (loss) income for the years ended December 31, 2003 and 2004 were approximately $(696,000) and $1.4 million (unaudited), respectively.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, supersedes APB Opinion No. 25, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company for the year ending December 31, 2006. The impact of the adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss.

                  Mobile Satellite Ventures LP and Subsidiaries

2. Significant Accounting Policies (continued)

Reclassifications

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

3. Intangible Assets and Goodwill

The Company's intangible assets and goodwill arose primarily as a result of the Company's 2001 acquisitions of the Motient and TMI satellite businesses. These transactions were accounted for using the purchase method of accounting. At the time of the acquisitions, the Company allocated the purchase price to the assets acquired and liabilities assumed on a preliminary basis based on their respective estimated fair values. During 2002, the Company revised its purchase price allocation based upon changes in estimates related primarily to certain liabilities assumed in the acquisition. In addition, under the terms of the agreement, the Company paid a total of $6.6 million through December 31, 2003, of which $2.2 million was paid in each of the years ended December 31, 2002 and 2003, in contingent consideration to Motient for the provision of services to a customer under a contract assumed by the Company. These payments were accounted for as contingent consideration and were included in the determination of the purchase price when paid to Motient. As of December 31, 2003, there were no contingent purchase payments remaining.

In July 2004, MSV purchased certain intangible assets including intellectual property and rights, or rights to acquire spectrum access and rights, or rights to acquire related assets from third parties. At the time of these transactions, MSV paid $2.0 million in cash, of which $1.5 million is included in other assets and $500,000 is included in intangible assets as of December 31, 2004 in the accompanying consolidated balance sheet. Future payments under these agreements total $2.0 million payable in two equal annual installments in January 2005 and 2006. As the payments are due only upon the achievement of certain milestones, the future obligations have not been accrued as of December 31, 2004.

In connection with these transactions, MSV also acquired rights related to a system development contract in exchange for MSV's assumption of certain payments through January 2005. As of December 31, 2004, payments on this contract totaled $1.1 million with additional payments of $50,000 committed through January 2005. MSV may continue payments on this contract at its sole discretion following these initial payments. Payments made through December 31, 2004 have been capitalized as system under construction in property and equipment in the accompanying consolidated balance sheet.

                  Mobile Satellite Ventures LP and Subsidiaries

3. Intangible Assets and Goodwill (continued)

The Company's identifiable intangible assets consist of the following:

                                                          December 31
                                                    2003               2004
                                             -------------------------------------

Customer contracts                            $  18,092,565        $  18,177,727
Next-generation intellectual property            82,350,000           82,850,000
                                             -------------------------------------
                                                100,442,565          101,027,727
Accumulated amortization                        (19,769,360)         (29,321,408)
                                             -------------------------------------
Intangible assets, net                        $  80,673,205        $  71,706,319
                                             =====================================

Customer contracts are amortized over a period ranging from 4.5 to 5 years. Next-generation intellectual property is amortized over periods ranging from 4.5 to 15 years. During the years ended December 31, 2002, 2003, and 2004, the Company recorded approximately $9,401,000, $9,427,000, and $9,494,000, respectively, of amortization expense related to these intangible assets. The Company's next-generation intellectual property consists of a combination of licenses and contractual rights to various authorizations, various applications, certain technology, and certain other rights, which resulted primarily from the 2001 acquisitions.

Future amortization of intangible assets is as follows as of December 31, 2004:

           2005                                    $   9,571,931
           2006                                        7,520,535
           2007                                        5,601,111
           2008                                        5,601,111
           2009                                        5,490,000
           Thereafter                                 37,921,631
                                                   -------------
                                                   $  71,706,319
                                                   =============


The increase in goodwill from December 31, 2003 to December 31, 2004 is primarily a result of the fluctuation of the exchange rate between the U.S. dollar and Canadian dollar.

                  Mobile Satellite Ventures LP and Subsidiaries

4. Balance Sheet Details

Property and equipment

Property and equipment consisted of the following:

                                                                  December 31
                                                             2003            2004
                                                       -----------------------------
Space and ground segments                              $ 39,771,813    $ 40,577,825
System under construction                                   850,000       2,405,261
Office equipment and furniture                              836,961         927,112
Leasehold improvements                                      300,000         434,832
                                                       -----------------------------
                                                         41,758,774      44,345,030
Accumulated depreciation                                (18,160,201)    (27,886,614)
                                                       -----------------------------
Property and equipment, net                            $ 23,598,573    $ 16,458,416
                                                       =============================

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

                                                                 December 31
                                                              2003         2004
                                                       -----------------------------
Accounts payable                                        $  1,006,375   $  2,557,232
Accrued expenses                                           1,276,208      1,487,783
Accrued compensation and benefits                          1,680,210      2,230,936
Accrued interest                                             283,749        343,113
                                                       -----------------------------
Total accounts payable and accrued expenses             $  4,246,542   $  6,619,064
                                                       =============================

5. Long-Term Debt

Notes Payable

In November 2001, the Company issued $55.0 million of Convertible Notes and $26.5 million of Non-Convertible Notes, (collectively, the Notes) to finance the acquisitions of the Motient and TMI satellite businesses. In August 2002, the Company issued an additional $3.0 million of Convertible Notes. The Notes were scheduled to mature on November 26, 2006 and bore interest at 10% per annum, compounded semiannually and payable at maturity.

                  Mobile Satellite Ventures LP and Subsidiaries

5. Long-Term Debt (continued)

Notes Payable (continued)

The Convertible Notes were convertible, at any time, into a number of the Company's Class A Preferred Units (Preferred Units) determined by dividing the principal being converted by $6.45. The terms of the Convertible Notes were amended during 2003 to automatically convert into Preferred Units upon the Company's payment in full of the principal and accrued interest on the Non-Convertible Notes and the accrued interest on the Convertible Notes.

In August 2003, the Company repaid approximately $1.6 million of the principal, and all of the accrued interest of approximately $2.1 million, on one of the Non-Convertible Notes.

Long-term debt at December 31, 2003 consisted of the following:

            Convertible Notes                             $  58,000,000
            Non-Convertible Notes                            24,924,667
                                                          -------------
            Notes payable                                 $  82,924,667
                                                          =============



In April 2004, the Company made payments totaling approximately $2.4 million for principal and $2.6 million for accrued interest, on the Non-Convertible Notes. In November 2004, $25.9 million of Non-Convertible Notes and accrued interest were exchanged for 878,115 Common Units of MSV. The principal balance of $22.6 million and accrued interest of $3.3 million were converted into 765,843 and 112,272 Common Units, respectively, and approximately $56,000 of accrued interest was paid in cash. Additionally, $58.0 million of Convertible Notes was converted to 8,997,073 Class A Preferred Units in accordance with their terms. At the date of the transaction, accrued interest on the Convertible Notes was approximately $19.2 million, of which $18.2 million was paid in cash and $1.0 million was exchanged for 36,045 Common Units (see Note 6). At the completion of this transaction, all outstanding principal and interest obligations on the Notes were extinguished.

                  Mobile Satellite Ventures LP and Subsidiaries

5. Long-Term Debt (continued)

Vendor Notes Payable

In February 2003, the Company entered into an agreement with a satellite communications provider that is a related party (the Vendor) for the construction and procurement of a ground station. The Vendor provided financing for this project totaling approximately $1.0 million at an interest rate of 9.5%.

Future payments on the Vendor note payable as of December 31, 2004 are as follows:

           2005                                        $  279,523
           2006                                           279,523
           2007                                           279,523
           2008                                           232,936
                                                      -----------
           Total future payments                        1,071,505
           Less: interest                                (169,945)
                                                      -----------
           Principal portion                              901,560
           Less: current portion                         (205,846)
                                                      -----------
           Long-term portion of vendor note payable    $  695,714
                                                      ===========

6. Partners' Equity

Effective November 26, 2001, pursuant to the Limited Partnership Agreement of the Company, the partners' interests in the Company were either MSV Common Units or MSV Class A Preferred Units. The Company's general partner, Mobile Satellite Ventures GP Inc., a Delaware corporation, has no economic interest in the Company and is owned by the Company's limited partners in proportion to their fully diluted interests in the Company.

The Class A Preferred Units and Common Units had many of the same rights and privileges, except the Class A Preferred Units had preference over the Common Units in receiving proceeds resulting from a distribution of assets in certain circumstances. The general partner did not hold any units as of December 31, 2002, 2003, and 2004. As of December 31, 2002, 2003, and 2004, there were
14,642,732, 14,642,732, and 34,786,823 Common Units, respectively, held by limited partners. As of December 31, 2002 and 2003, there were 2,000,000 and 2,573,951 Class A Preferred Units, respectively, held by limited partners. In November 2004, the Company's limited partnership agreement was amended to eliminate the distinction between Preferred and Common Units, and all Preferred Units were converted to Common Units.

                  Mobile Satellite Ventures LP and Subsidiaries

6. Partners' Equity (continued)

Effective November 26, 2001, profits and losses are allocated to the partners in proportion to their economic interests. Losses allocated to any partner for any fiscal year will not exceed the maximum amount of losses that may be allocated to such partner without causing such partner to have an adjusted capital account deficit at the end of such fiscal year. Any losses in excess of this limitation shall be specially allocated solely to the other partners. Thereafter, subsequent profits shall be allocated to reverse any such losses specially allocated pursuant to the preceding sentence. Except for certain capital proceeds and upon liquidation, the Company shall make distributions as determined by the Board of Directors to the partners in proportion to their respective percentage interests. Upon dissolution of the Company, a liquidating trustee shall be appointed by the Board, or under certain circumstances, the required investor majority, as defined, who shall immediately commence to wind up the Company's affairs. The proceeds of liquidation shall be distributed in the following order:

o First, to creditors of the Company, including partners, in the order provided by law

o    Thereafter, to the partners in the same order as other distributions

Issuance of Class A Preferred Units

In August 2003, the Company received $3.7 million in exchange for the issuance of 573,951 Class A Preferred Units at $6.45 per unit. The Company used these funds to repay approximately $1.6 million of the principal and approximately $2.1 million of accrued interest on one of the Non-Convertible Notes (see Note
5). In April 2004, the Company received $17.6 million in exchange for the issuance of 2,735,317 of Class A Preferred Units. The Company used a portion of the proceeds to repay approximately $2.4 million of the principal balance and approximately $2.6 million of accrued interest on Non-Convertible Notes (see
Note 5).

Issuance of Common Units

In November 2004, the Company received $145.0 million in proceeds from its existing investors in exchange for the issuance of 4,923,599 Common Units. Concurrently, $25.9 million of Non-Convertible Notes and accrued interest was exchanged for 878,115 Common Units. The principal balance of $22.6 million and accrued interest of $3.3 million were converted into 765,843 and 112,272 Common Units, respectively and approximately $56,000 was paid in cash. Additionally, $58.0 million of Convertible Notes was converted to 8,997,073 Class A Preferred

                  Mobile Satellite Ventures LP and Subsidiaries

6. Partners' Equity (continued)

Issuance of Common Units (continued)

Units in accordance with their terms. At the date of the transaction, accrued interest on the Convertible Notes was approximately $19.2 million, of which $18.2 million was paid in cash and $1.0 million was exchanged for 36,045 Common Units.

7. Unit Option Plans

MSV Option Plan

In December 2001, the Company adopted a unit option incentive plan (Unit Option Incentive Plan). Under the Unit Option Incentive Plan, the Company reserved for issuance and may grant up to 5,000,000 options to acquire units to employees and directors upon approval by the Board of Directors. Options to acquire units generally vest over a 3-year period and have a 10-year life.

During 2004, the Company granted options at less than the estimated fair market value of the related units on the option's grant date. As a result, the Company recorded $4,680,375 in deferred compensation during the year ended December 31, 2004. The deferred compensation is being amortized over the options' vesting period. For the year ended December 31, 2004, the Company recognized compensation expense of $495,153.

The Company has promised to grant an additional 285,000 options during the year ended December 31, 2005 to certain executives of the Company, of which 200,000 will have an exercise price of the lower of $6.45 or the price at which the most recent financing transaction has occurred, and 85,000 will have an exercise price of $6.45.

At December 31, 2003 and 2004, 885,333 and 1,807,167 options, respectively, were exercisable. At December 31, 2003 and 2004, the weighted-average remaining contractual life for outstanding options was 7.9 years and 8.1 years, respectively. The weighted-average fair value of unit options granted during the years ended December 31, 2002, 2003, and 2004 was $0.80, $0.91, and $4.61 per
unit, respectively. At December 31, 2004, the outstanding options had exercise prices ranging from $6.45 to $29.45.

                  Mobile Satellite Ventures LP and Subsidiaries

7. Unit Option Plans (continued)

MSV Option Plan (continued)

The following summarizes activity in the Unit Incentive Option Plan:

                                                            Options to       Weighted-Average
                                                           Acquire Units      Exercise Price
                                                         --------------------------------------
Options outstanding at December 31, 2001                     1,297,500            $ 6.45
   Granted                                                      91,000              6.45
                                                         --------------------------------------
Options outstanding at December 31, 2002                     1,388,500              6.45
   Granted                                                   1,648,500              6.45
   Canceled                                                   (117,166)             6.45
                                                         --------------------------------------
Options outstanding at December 31, 2003                     2,919,834              6.45
   Granted                                                   1,491,250              6.94
   Canceled                                                   (105,001)             6.45
                                                         --------------------------------------
Options outstanding at December 31, 2004                     4,306,083            $ 6.58
                                                         ======================================

TerreStar Option Plan

In July 2002, the Board of Directors of TerreStar approved the 2002 TerreStar Stock Incentive Plan. The plan terms are similar to the Unit Option Incentive Plan. Options to acquire shares generally vest over a 3-year period, and the options to acquire units have a 10-year life. At December 31, 2003 and 2004, 568,304 and 1,157,664 options, respectively, were exercisable. At December 31, 2003 and 2004, the weighted-average remaining contractual life for outstanding options was 8.6 and 8.0 years, respectively. The weighted-average fair value of unit options granted during the years ended December 31, 2002, 2003, and 2004 was $0.10, $0.10, and $0.00 per unit, respectively.

As part of the TerreStar Rights transaction (see Note 10), the Board of Directors of TerreStar authorized a grant of additional options to employee option holders of record at December 20, 2004 of approximately 50% of the options outstanding on that date. These options are expected to be granted in 2005.

                  Mobile Satellite Ventures LP and Subsidiaries

7. Unit Option Plans (continued)

TerreStar Option Plan (continued)

The following summarizes activity in the TerreStar Option Plan:

                                                                              Weighted-Average
                                                          Options to         Exercise Price per
                                                         Acquire Shares            Share
                                                       ---------------------------------------
Options outstanding at December 31, 2001                          --              $    --
   Granted                                                 1,781,596                 0.70
                                                       ---------------------------------------
Options outstanding at December 31, 2002                   1,781,596                 0.70
   Granted                                                   125,980                 0.70
   Canceled                                                  (36,517)                0.70
                                                       ---------------------------------------
Options outstanding at December 31, 2003                   1,871,059                 0.70
   Granted                                                   533,817                 0.66
   Canceled                                                  (19,477)                0.70
   Exercised                                                  (6,086)                0.70
                                                       ---------------------------------------
Options outstanding at December 31, 2004                   2,379,313              $  0.69
                                                       =======================================

8. Related Party Transactions

During the years ended December 31, 2002, 2003, and 2004, the Company incurred $1,441,673, $150,966, and $1,180 of administrative expenses related primarily to services provided by Motient. In addition, the Company provided facilities-related services to Motient of $133,729 during the year ended December 31, 2003.

The Company has an arrangement with MSV Canada, under which the Company provides management services to MSV Canada and purchases satellite capacity from MSV Canada. MSV Canada owns the satellite formerly owned by TMI. The Company earns revenues under the management agreement by providing certain services to MSV Canada such as allowing access to its intellectual property; providing voice- and data-switching capabilities; providing backup, restoral, and emergency spectrum and satellite capacity and providing accounting, customer service, and billing services. The Company recognizes the related management fee income in the month in which the services are provided.

                  Mobile Satellite Ventures LP and Subsidiaries

8. Related Party Transactions (continued)

The Company leases satellite capacity from MSV Canada pursuant to a lease agreement. The term of the lease extends for 25 years and may be terminated by the Company with one year's notice or by either party in certain circumstances. The amount of the lease payments is determined by the parties periodically based upon the amount of capacity usage by the Company and market rates. Payments due under the lease may be offset against amounts owed to the Company.

During the years ended December 31, 2002, 2003, and 2004, the Company incurred $117,000, $36,025, and $188,682, respectively, of consulting expenses for services provided by a company controlled by one of the Company's investors, which is included in legal, regulatory, and consulting expenses in the accompanying consolidated statements of operations.

The Company leases office space from an affiliate of TMI (see Note 9). The Company has also entered into an agreement with this company to obtain telemetry, tracking, and control services. The agreement ends April 30, 2006, with automatic extension for three successive additional renewal periods of one year each. The agreement may be terminated at any time, provided that the Company makes a payment equal to the lesser of 12 months of service or the remaining service fee. Under its services agreement, the Company paid $378,462, $360,819, and $428,867, during the years ended December 31, 2002, 2003, and 2004, respectively.

9. Commitments and Contingencies

Leases

As of December 31, 2004, the Company has noncancelable operating leases, expiring through August 2008. Rental expense, net of sublease income, for the years ended December 31, 2002, 2003, and 2004, was approximately $1,800,000, $1,100,000, and $1,200,000, respectively.

Future minimum lease payments under noncancelable operating leases with initial terms of one year or more are as follows for the years ended December 31:

                 2005                          1,289,236
                 2006                          1,282,417
                 2007                          1,282,417
                 2008                            936,757
                                            ------------
                                            $  4,790,827
                                            ============

                  Mobile Satellite Ventures LP and Subsidiaries

9. Commitments and Contingencies (continued)

Leases (continued)

Office facility leases may provide for periodic escalations of rent, rent abatements during specified periods of the lease, and payment of pro rata portions of building operating expenses, as defined. The Company records rent expense for operating leases using the straight-line method over the term of the lease agreement.

Litigation and Claims

The Company is periodically a party to lawsuits and claims in the normal course of business. While the outcome of the lawsuits and claims against the Company cannot be predicted with certainty, management believes that the ultimate resolution of the matters will not have a material adverse effect on the financial position or results of operations of the Company.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company recognizes a liability for these contingencies when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Regulatory Matters

During 2001, Motient applied to the FCC to transfer licenses and authorizations related to its L-Band mobile satellite service (MSS) system to MSV. Such transfer was approved in November 2001. In connection with this application, Motient sought FCC authority to launch and operate a next-generation MSS system that will include the deployment of satellites and terrestrial base stations operating in the same frequencies as an integrated network. In February 2003, the FCC adopted general rules based on the Company's proposal to develop an integrated satellite-terrestrial system, subject to the requirement that the Company file an additional application for a specific terrestrial component consistent with the broader guidelines issued in the February 2003 ruling. These broad guidelines govern issues such as aggregate system interference to other MSS operators, the level of integration between satellite and terrestrial service offerings, and specific requirements of the satellite component that the Company currently meets by virtue of its existing satellite system. While the Company's current satellite assets satisfy these requirements, the Company anticipates the future need to construct and deploy more powerful satellites.

                  Mobile Satellite Ventures LP and Subsidiaries

9. Commitments and Contingencies (continued)

Regulatory Matters (continued)

The Company believes that the ruling allows for significant commercial opportunity related to the Company's next-generation system. Both proponents and opponents of the Ancillary Terrestrial Component (ATC), including the Company, asked the FCC to reconsider the rules adopted in the February 2003 order. Opponents of the ruling advocated changes that could adversely impact the Company's business plans. The Company also sought certain corrections and relaxations of technical standards that would further enhance the commercial viability of the next-generation system. Moreover, one terrestrial wireless carrier has filed an appeal of the FCC's decision with the United States Court of Appeals, which has been held in abeyance until the FCC rules on the reconsideration requests.

In November 2003, the Company applied for authority to operate ATC in conjunction with the current and next-generation satellites of MSV and MSV Canada. The FCC's International Bureau granted this authorization, in part, in November 2004 and deferred certain issues to the FCC's rulemaking proceeding, which, as noted above, is in its reconsideration phase. One opponent of the Company's application has asked the FCC to review the Company's ATC authorization.

The FCC adopted a decision on reconsideration in the rulemaking phase in February 2005, but the decision has not been released to the public. Based on public statements made by the FCC commissioners and staff, the Company believes that the FCC has granted some of the corrections and relaxations of technical standards the Company has advocated and has rejected the requests for changes advocated by opponents of the FCC's February 2003 ruling. The appeal by a terrestrial wireless carrier of the February 2003 ruling is still pending before the U.S. Court of Appeals.

There can be no assurance that, following the conclusion of the rulemaking and the other legal challenges, the Company will have authority to operate a commercially viable next-generation network.

10. TerreStar Networks

In February 2002, the Company established TerreStar, a wholly owned subsidiary, to develop business opportunities related to the proposed receipt of certain licenses in the 2 GHz band.

                  Mobile Satellite Ventures LP and Subsidiaries

10. TerreStar Networks (continued)

Regulatory Matters

TMI holds the approval issued by Industry Canada for a 2 GHz space station authorization and related spectrum licenses for the provision of MSS in the 2 GHz band as well as an authorization from the FCC for the provision of MSS in the 2 GHz band (MSS authorization). These authorizations are subject to FCC and Industry Canada milestones relating to construction, launch, and operational date of the system. TMI plans to transfer the Canadian authorizations to an entity that is eligible to hold the Canadian authorizations and in which TerreStar and/or TMI will have an interest, subject to obtaining the necessary Canadian regulatory approvals. In order to satisfy the milestone requirements included within the authorizations, TerreStar and TMI entered into an agreement in which TerreStar agreed to enter into a non-contingent satellite procurement contract for the construction and delivery to TMI of a satellite that is consistent with the Canadian and FCC authorizations. Further, TMI agreed that at TerreStar's election, TMI will transfer the 2 GHz assets to the entities described above, subject to any necessary Canadian and U.S. regulatory approvals. In December 2002, TMI and TerreStar jointly applied to the FCC for authority to transfer TMI's MSS authorization to TerreStar.

In August 2002, Industry Canada advised the Company that this arrangement met the requirement that TMI demonstrate that it is bound to a contractual agreement for the construction of the proposed satellite. However, certain wireless carriers had urged the FCC to cancel TMI's MSS authorization. A similar group also filed a petition in January 2003 asking the FCC to dismiss the application to transfer TMI's MSS authorization to TerreStar. In February 2003, the FCC's International Bureau adopted an order canceling TMI's MSS authorization due to an alleged failure to enter into a non-contingent satellite construction contract before the specified first milestone date and dismissing the application for TMI to transfer its MSS authorization to TerreStar. Also in February 2003, the FCC adopted an order allowing MSS carriers, including those in the 2 GHz band, to provide ATC. A number of parties, principally wireless carriers, have challenged the validity of that order (see Note 9).

In June 2004, upon review of the International Bureau's decision, the FCC agreed to waive aspects of the first milestone requirement applicable to TMI's MSS authorization and, therefore, also reinstated that authorization, along with the application to transfer TMI's MSS authorization to TerreStar. The FCC also modified the milestone schedule applicable to TMI's MSS authorization. TMI recently certified to the FCC its compliance with the second milestone under its MSS authorization. In March 2005, TMI will be required to certify compliance with the third milestone under its MSS authorization. The FCC is currently

                  Mobile Satellite Ventures LP and Subsidiaries

10. TerreStar Networks (continued)

Regulatory Matters (continued)

reviewing that certification for compliance with the requirements of TMI's MSS authorization. The application to transfer TMI's MSS authorization to TerreStar is still pending before the FCC.

In September 2004, the FCC issued an order allowing PCS operation in the 1995-2000 MHz band, which may be adjacent to the 2 GHz frequencies ultimately assigned to TMI. TerreStar has commented in the proceedings to establish service rules for the 1995-2000 MHz band. There can be no assurance that the FCC will not adopt service rules that will create interference to MSS operators in the 2 GHz band, including TerreStar.

Joint Venture Option

During 2002, TerreStar acquired an option to establish a joint venture with a third party to develop certain opportunities in the 2 GHz band. The FCC licensed the third party to construct, launch, and operate a communications system consisting of two geostationary satellites in the 2 GHz band, a communications network, and user terminals. Consideration for the option consisted of nonrefundable payments made by TerreStar of $1.0 million during 2002 and $500,000 during 2003. In January 2003, TerreStar exercised its option to form the joint venture. Under the terms of the memorandum of agreement, TerreStar contributed an additional $500,000 to the joint venture upon signing of the joint venture agreements. However, as a result of the February 2003 FCC order canceling TMI's 2 GHz license described above, in July 2003 TerreStar and the third party mutually agreed to terminate the option agreement and the joint venture and any remaining obligations or liabilities related to these agreements. As a result, TerreStar wrote off its $2.0 million investment in the joint venture during the year ended December 31, 2003.

Satellite Construction Contract

During 2002 and in connection with its contractual obligations to TMI, TerreStar entered into a contract to purchase a satellite system, including certain ground infrastructure for use with the 2 GHz band. TerreStar continues to make payments according to a milestone payment plan. TerreStar made payments of $500,000 and $350,000 during the years ended December 31, 2002 and 2003, respectively.

                  Mobile Satellite Ventures LP and Subsidiaries

10. TerreStar Networks (continued)

Satellite Construction Contract (continued)

Following the reinstatement of the TMI license in July 2004, the contract was amended resulting in a reduced milestone payment plan. TerreStar made payments of $400,000 during the year ended December 31, 2004 related to this contract. Such payments have been capitalized as system under construction in property and equipment in the accompanying consolidated balance sheets. The satellite manufacturer may also be entitled to certain incentive payments based upon the performance of the satellite once in operation. If TerreStar terminates the contract, the manufacturer shall be entitled to payment of a termination liability as prescribed in the contract. Beginning in 2005, the termination liability will be equal to amounts that would have otherwise been due on milestones scheduled within 30 days following notice of termination by TerreStar. The satellite represents one component of a communications system that would include ground-switching infrastructure, launch costs, and insurance. Total cost of this system could exceed $500 million. In order to finance future payments, TerreStar will be required to obtain additional debt or equity financing, or may enter into various joint ventures to share the cost of development. There can be no assurance that such financing or joint venture opportunities will be available to TerreStar or available on terms acceptable to TerreStar.

TerreStar Rights Transaction

On December 20, 2004, the Company issued rights (the Rights) to receive an aggregate of 23,265,428 shares of common stock of TerreStar representing all of the shares of TerreStar common stock (the TerreStar Stock), owned by the Company, to the limited partners of the Company, pro rata in accordance with each limited partner's percentage ownership in the Company. The Rights will be exchanged into shares of TerreStar Stock automatically on May 20, 2005. The Rights will be accounted for as a distribution on the date of the exchange. In addition, in connection with this transaction, TerreStar issued warrants (the Warrants) to purchase an aggregate of 666,972 shares of TerreStar Stock to one of the Company's limited partners. The Warrants have an exercise price of $0.21491 per share and may be exercised until the second anniversary of the date of their issuance. The Company recognized as minority interest the fair value of the Warrants using an option-pricing model with the following assumptions: risk-free interest rate of 2.5%, expected life of the warrant of two years, and volatility of 141%.

                  Mobile Satellite Ventures LP and Subsidiaries

10. TerreStar Networks (continued)

TerreStar Rights Transaction (continued)

Concurrent with these transactions, the Board of Directors of TerreStar authorized a grant of additional options to employee option holders of record at December 20, 2004 of approximately 50% of the options outstanding on that date, which are expected to be granted in 2005.

11. Subsequent Events

In January 2005, the Company purchased certain intangible assets including intellectual property and rights, rights to acquire spectrum access and rights, or rights to acquire related assets from third parties for $3.0 million. The terms of the agreement allow the parties to renegotiate the form of payment to exchange up to $2.0 million of the cash consideration for equity interests in the Company.

On January 10, 2005 the FCC's International Bureau authorized MSV to launch and operate an L-Band MSS system. The International Bureau requires all new grants for systems to be supported by a performance bond. In accordance with this requirement, the Company secured a five-year, $3.0 million bond. The bond was fully collateralized by a $3.0 million letter of credit secured by cash on deposit.