Form 10-K/A
period 2004-12-31
MOTIENT CORP
filed 2005-04-29
CIK 913665

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT No. 1)
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. Yes [_] No [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [_]

The aggregate market value of shares of common stock held by non-affiliates at June 30, 2004 was approximately $200,051,042.

Indicate by check mark whether registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [_] No [X]

Number of shares of common stock outstanding at April 27, 2005: 65,210,760

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                EXPLANATORY NOTE


We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2004 to amend and restate Item 9A, Controls and Procedures, to include Motient Corporation's management report on internal control over financial reporting and the related attestation report of Friedman LLP, an independent registered public accounting firm, which had been omitted from our original Annual Report on Form 10-K as permitted by the Order Under
Section 36 of the Securities Exchange Act of 1934 Granting an Exemption from Specified Provisions of Exchange Act Rules 13a-1 and 15d-1 issued by the Securities and Exchange Commission on November 30, 2004. We are also filing this amendment to add one risk factor to the section Risk Factors in Item 1. Unless the context otherwise requires, this Amendment speaks as of the original filing date of our Annual Report on Form 10-K and has not been updated to reflect events occurring subsequent to the original filing date.

Item 1. Business - Risk Factors


The following Risk Factor is added:

Failure to achieve and maintain effective internal control over financial reporting in accordance with rules of the Securities and Exchange Commission promulgated under Section 404 of the Sarbanes-Oxley Act could harm our business and operating results and/or result in a loss of investor confidence in our financial reports, which could in turn have a material adverse effect on our business and stock price.

Under rules of the Securities and Exchange Commission promulgated under Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, we were required to furnish a report by our management on our internal control over financial reporting. In the course of our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, which assessment was conducted during the fourth quarter of 2004 and the first quarter of 2005 in connection with the preparation of 2004 audited financial statements and this report, we identified two material weaknesses in our internal control over financial reporting. These material weaknesses in our internal control over financial reporting, as described in Item 9A, Controls and Procedures, as well as any other weaknesses or deficiencies that may exist or hereafter arise or be identified, could harm our business and operating results, and could result in adverse publicity and a loss in investor confidence in the accuracy and completeness of our financial reports, which in turn could have a material adverse effect on our stock price, and, if such weaknesses are not properly remediated, could adversely affect our ability to report our financial results on a timely and accurate basis.

Although we believe that we have taken steps to remediate these material weaknesses, as described in Item 9A, Controls and Procedures, we cannot assure you that this remediation will be successful or that additional deficiencies or weaknesses in our controls and procedures will not be identified. In addition, we cannot assure you that our independent registered public accounting firm will agree with our assessment that our material weaknesses have been remediated. Moreover, while we have added accounting personnel, we continue to operate at a relatively small staffing level. Our control procedures have been designed with this staffing level in mind; however, they are highly dependent on each individual's performance of controls in the required manner. The loss of accounting personnel, particularly our chief accounting officer, would adversely impact the effectiveness of our control environment and our internal controls, including our internal controls over financial reporting.


Item 9A. Controls and Procedures.


The following is amended and restated:

Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). As of the end of the period covered by this report (December 31, 2004), our disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described below.


Management's Report on Internal Control over Financial Reporting

Pursuant to Item 308(a) of Regulation S-K and subsequent SEC Releases and guidance, we were not required to furnish an annual management report on our internal control of our financial reporting concurrently with the filing of our Annual Report on Form 10-K, but were permitted to file such report by amendment on or prior to April 30, 2005. In order to issue our report, management documented both the design of our internal controls and the testing processes that support management's evaluation and conclusion. Our management has completed the necessary processes and procedures for issuing its report on internal controls based on criteria established in Internal Control--Integrated

Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Our management is responsible for establishing and maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of the Company's principal executive officer and principal financial officer, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices and actions taken to correct deficiencies as identified.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2004, management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors, and based on this assessment, management has determined that as of December 31, 2004, there were two material weaknesses in our internal control over financial reporting. In light of these material weaknesses, management has concluded that, as of December 31, 2004, Motient Corporation and Subsidiaries did not maintain effective internal control over financial reporting. As defined by the Public Company Accounting Oversight Board ("PCAOB") Auditing Standard No. 2, a material weakness is a significant control deficiency or a combination of significant control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Friedman LLP, our independent registered public accounting firm, which audited our consolidated financial statements included in our Annual Report on Form 10-K, has issued its attestation report on our management's assessment of our internal control over financial reporting, which appears below.

This conclusion does not adversely affect the information contained in our financial statements included in this Annual Report. Our auditors expressed an unqualified opinion on our financial statements as of December 31, 2004.


Material Weaknesses
-------------------

The following two material weaknesses have been identified and included in management's assessment.


1. Management identified a material weakness relating to the lack of information security and access to initiate, authorize, and record transactions in all functional areas relating to the financial reporting software application.

2. Management identified the following significant deficiencies that when aggregated give rise to a material weakness. Management identified certain control procedures that were not sufficiently documented relating to a) information technology back-up and recovery, b) operating systems access, c) firewall protections, as well as, d) control policies and procedures in certain transaction cycles.

           Management also identified various segregation of duties deficiencies in a) information security and access to non-financial reporting software applications, b) program change management in the customer management and billing systems and c) over the initiation, authorization, review and transaction recording for certain transaction cycles and non-routine transaction processing.

           Additionally, management identified a lack of sufficient oversight and review of the processes involved in the financial close and reporting process, in particular as it relates to several complex and sophisticated transactions.

These deficiencies in the design and implementation of the Company's internal control over financial reporting did not result in an actual misstatement to the financial statements. However, due to (a) the significance of the potential material misstatement that could have resulted due to the deficient controls and
(b) the absence of other mitigating controls, there is more than a remote likelihood that a material misstatement of the interim and annual financial statements would not have been prevented or detected.

Actions Taken to Correct Material Weaknesses
--------------------------------------------

We have taken the following actions to remediate the above identified material weaknesses.

With respect to our first material weakness (the lack of information security and access to initiate, authorize, and record transactions in all functional areas relating to the financial reporting software application), we have prevented access to the software applications that certain management level personnel previously had, which permitted them to change or record transactions in our financial reporting software application. We plan to conduct further review and evaluation of the access to our financial reporting software applications by all personnel, and to reassign the access rights used to control the financial reporting process.

With respect to our second material weakness, which was an aggregation of significant deficiencies that, individually, did not rise to the level of a material weakness, but in aggregate did, we have taken the following steps:

     o We have begun drafting, and are in the process of implementing, remedial control procedures to address: (i) information technology back-up and recovery, (ii) operating systems access, (iii) firewall protections, and (iv) control policies and procedures in certain transaction cycles.
     o We are in the process of implementing additional monitoring activities, as well as evaluating job responsibilities, in order to improve internal controls related to (i) our information security and access to non-financial reporting software applications, (ii) our program change management in customer management and billing systems, and (iii) the initiation, authorization, review and transaction recording for certain transaction cycles and non-routine transaction processing.
     o We have enhanced our corporate accounting function by creating and filling the new position of Assistant Controller. We believe that the control deficiencies involving (i) segregation of duties, (ii) lack of sufficient oversight and review of the processes involved in the financial close and reporting process, in particular as it relates to complex and sophisticated transactions, and (iii) lack of control policy documentation, will be remedied with the addition of this additional resource.

The Company believes that the corrective actions described above, taken as a whole, will remediate the internal control deficiencies identified in this report, but the Company and the Audit Committee will continue to monitor the effectiveness of these actions and will make any other changes or take such other actions as management determines to be appropriate.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The changes outlined above began in 2005.


Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting


To the Board of Directors and
Stockholders of Motient Corporation

We have audited management's assessment, included in the accompanying "Management's Report on Internal Control", that Motient Corporation and Subsidiaries (the "Company") did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weaknesses identified in management's assessment based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following two material weaknesses have been identified and included in management's assessment.


1. Management identified a material weakness relating to the lack of information security and access to initiate, authorize, and record transactions in all functional areas relating to the financial reporting software application.

2. Management identified the following significant deficiencies that when aggregated give rise to a material weakness. Management identified certain control procedures that were not sufficiently documented relating to a) information technology back-up and recovery, b) operating systems access, c) firewall protections, as well as, d) control policies and procedures in certain transaction cycles.

           Management also identified various segregation of duties deficiencies in a) information security and access to non-financial reporting software applications, b) program change management in the customer management and billing systems and c) over the initiation, authorization, review and transaction recording for certain transaction cycles and non-routine transaction processing.

           Additionally, management identified a lack of sufficient oversight and review of the processes involved in the financial close and reporting process, in particular as it relates to several complex and sophisticated transactions.

These deficiencies in the design and implementation of the Company's internal control over financial reporting did not result in an actual misstatement to the financial statements. However, due to (a) the significance of the potential material misstatement that could have resulted due to the deficient controls and
(b) the absence of other mitigating controls, there is more than a remote likelihood that a material misstatement of the interim and annual financial statements would not have been prevented or detected.


These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 financial statements, and this report does not affect our report dated March 30, 2004 on those financial statements.

In our opinion, management's assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We do not express an opinion or any other form of assurance on management's statements relating to new controls being implemented and tested.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Motient Corporation and Subsidiaries as of December 31, 2004 and 2003 (Successor Company), and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended December 31, 2004 and 2003 (Successor Company), the eight months ended December 31, 2002 (Successor Company), and the four months ended April 30, 2002 (Predecessor Company) and our report dated March 30, 2005 expressed an unqualified opinion thereon.

/s/ Friedman LLP

East Hanover, New Jersey
April 29, 2005

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               MOTIENT CORPORATION


                               By /s/ Christopher W. Downie
                                  ---------------------------
                                  Christopher W. Downie
                                  Executive Vice President
                                  Chief Operating Officer and Treasurer

                               Date: April 29, 2005


                                Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints, Christopher W. Downie and Myrna
J. Newman, and each or any of them, his or her true and lawful attorney-in-fact and agent, each with the power of substitution and resubstitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K/A and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Christopher W. Downie               Executive Vice President, Chief Operating            April 29, 2005
------------------------------------    Officer and Treasurer (principal executive
Christopher W. Downie                   officer)

/s/ Myrna J. Newman                     Controller and Chief Accounting Officer              April 29, 2005
------------------------------------    (principal financial officer)
Myrna J. Newman

                                        Chairman of the Board                                April 29, 2005
------------------------------------
Steven G. Singer

/s/ Jonelle St. John                    Director                                             April 29, 2005
------------------------------------
Jonelle St. John

/s/ Gerald S. Kittner                   Director                                             April 29, 2005
------------------------------------
Gerald S. Kittner

/s/ James D. Dondero                    Director                                             April 29, 2005
------------------------------------
James D. Dondero

/s/ Raymond L. Steele                   Director                                             April 29, 2005
------------------------------------
Raymond J. Steele

/s/ Barry A. Williamson                 Director                                             April 29, 2005
------------------------------------
Barry A. Williamson

                                  EXHIBIT INDEX

          23   - Consent of Friedman LLP

          24   - Power of attorney (included on signature page)

          31.1 - Certification of the principal executive officer pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002

          31.2 - Certification of the principal financial officer pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002

          32   - Certification of the principal financial officer and principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002