Form 10-Q
period 2005-03-31
MOTIENT CORP
filed 2005-05-10
CIK 913665

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005
                           COMMISSION FILE NO. 0-23044

                                 ---------------

                               MOTIENT CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               DELAWARE                                  93-0976127
   (State or other jurisdiction of                    (I.R.S. Employee
    Incorporation or organization)                  Identification Number)


                            300 KNIGHTSBRIDGE PARKWAY
                             LINCOLNSHIRE, IL 60069
                                  847-478-4200
          (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

                                 ---------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes [ X ]  No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]

Number of shares of common stock outstanding at May 5, 2005: 65,210,910

================================================================================

                                         MOTIENT CORPORATION
                                              FORM 10-Q
                                 FOR THE PERIOD ENDED MARCH 31, 2005

                                          TABLE OF CONTENTS

                                                                                                PAGE
                                                                                                ----
                                               PART I
                                        FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Operations for the Three Months Ended March 31,
         2005 and 2004                                                                            3

         Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004                   4

         Consolidated Statements of Cash Flows for the Three Months Ended
         March 31, 2005 and 2004                                                                  5

         Notes to Consolidated Financial Statements                                               6


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                           22

Item 3. Quantitative and Qualitative Disclosures about Market Risk                               35

Item 4. Controls and Procedures                                                                  35


                                               PART II
                                          OTHER INFORMATION

Item 1. Legal Proceedings                                                                        37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                              37

Item 6. Exhibits                                                                                 37


                                                 2

PART I - FINANCIAL INFORMATION
------------------------------

                                       ITEM 1. FINANCIAL STATEMENTS

                                   MOTIENT CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (in thousands, except per share data)


                                                                       THREE MONTHS         THREE MONTHS
                                                                      ENDED MARCH 31,      ENDED MARCH 31,
                                                                           2005                 2004
                                                                      ---------------      ---------------
                                                                        (UNAUDITED)          (UNAUDITED)
REVENUES
   Services and related revenue                                       $         4,530      $         9,961
   Sales of equipment                                                             483                1,539
                                                                      ---------------      ---------------

      Total revenues                                                            5,013               11,500
                                                                      ---------------      ---------------

COSTS AND EXPENSES

   Cost of services and operations (including stock-based
     compensation of $1,189 for the three months ended March 31,
     2005 and $505 for the three months ended March 31,
     2004; exclusive of depreciation and amortization below)                    7,540               11,352
   Cost of equipment sold (exclusive of depreciation and
     amortization below)                                                          461                1,509
   Sales and advertising (including stock-based compensation
     of $121 for the three months ended March 31, 2005 and $360 for the three months ended March 31, 2004; exclusive of
     depreciation and amortization below)                                         363                1,032
   General and administrative (including stock-based compensation of $10,259 for the three months ended March 31, 2005 and $577 for the three months ended  March 31, 2004; exclusive of
     depreciation and amortization below)                                      14,343                2,352
   Restructuring Charges                                                           85                1,154
   Depreciation and amortization                                                3,679                4,273
   (Gain)/Loss on asset disposal                                                   (6)                   2
                                                                      ---------------      ---------------
     Total Costs and Expenses                                                  26,465               21,674
                                                                      ---------------      ---------------

   Operating loss                                                             (21,452)             (10,174)
                                                                      ---------------      ---------------

   Interest expense, net                                                           --               (1,766)
   Other income, net                                                               80                    8
   Other income from Aether                                                        --                  645
   Equity in loss of Mobile Satellite Ventures                                 (7,168)              (2,230)
                                                                      ---------------      ---------------

   Net (loss)                                                         $       (28,540)     $       (13,517)
                                                                      ===============      ===============

Basic and Diluted (Loss) Per Share of Common Stock:
   Net (Loss), basic and diluted                                      $         (0.48)     $         (0.54)
                                                                      ===============      ===============

Weighted-Average Common Shares Outstanding - basic and diluted                 59,580               25,232
                                                                      ===============      ===============


          The accompanying notes are an integral part of these consolidated financial statements.

                                                     3

                                     MOTIENT CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS
                               (in thousands, except share and per share data)


                                                                                MARCH 31,       DECEMBER 31,
                                                                                  2005              2004
                                                                              ------------      ------------
ASSETS                                                                         (UNAUDITED)        (AUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                                                  $     12,100      $     16,945
   Accounts receivable-trade, net of allowance for doubtful accounts
     of $171 at March 31, 2005 and $256 at December 31, 2004                         1,574             1,917
   Inventory                                                                            39                75
   Due from Mobile Satellite Ventures, net                                               5                 5
   Deferred equipment costs                                                            450               874
   Assets held for sale                                                                261               261
   Other current assets                                                              1,367             1,348
                                                                              ------------      ------------
      Total current assets                                                          15,796            21,425
                                                                              ------------      ------------

RESTRICTED INVESTMENTS                                                                  76                76
PROPERTY AND EQUIPMENT, net                                                         14,894            17,261
FCC LICENSES AND OTHER INTANGIBLES, net                                             66,353            67,649
INVESTMENT IN AND NOTES RECEIVABLE FROM MSV                                        505,446           141,635
DEFERRED CHARGES AND OTHER ASSETS                                                       10                34
                                                                              ------------      ------------
      TOTAL ASSETS                                                            $    602,575      $    248,080
                                                                              ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                      $      6,341      $      6,327
   Deferred equipment revenue                                                          501               933
   Deferred revenue and other current liabilities                                    5,277             5,414
                                                                              ------------      ------------
      Total current liabilities                                                     12,119            12,674
                                                                              ------------      ------------

LONG-TERM LIABILITIES
   Other long-term liabilities                                                         580               675
                                                                              ------------      ------------
      Total long-term liabilities                                                      580               675
                                                                              ------------      ------------
      Total liabilities                                                             12,699            13,349
                                                                              ------------      ------------

STOCKHOLDERS' EQUITY:
     Preferred Stock; par value $0.01; authorized 5,000,000 shares at
       March 31, 2005 and December 31, 2004, no shares issued or
       outstanding at March 31, 2005 or December 31, 2004                               --                --
     Common Stock; voting, par value $0.01; 100,000,000 shares authorized and 65,158,568 and 51,544,596 shares issued and outstanding at
       March 31, 2005 and at December 31, 2004, respectively                           650               516
     Additional paid-in capital                                                    740,442           399,635
     Common stock purchase warrants                                                 71,333            28,589
     Accumulated deficit                                                          (222,549)         (194,009)
                                                                              ------------      ------------
STOCKHOLDERS' EQUITY                                                               589,876           234,731
                                                                              ------------      ------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $    602,575      $    248,080
                                                                              ============      ============


           The accompanying notes are an integral part of these consolidated financial statements.

                                                      4

                                       MOTIENT CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  (in thousands)


                                                                              THREE MONTHS         THREE MONTHS
                                                                             ENDED MARCH 31,      ENDED MARCH 31,
                                                                                  2005                 2004
                                                                             ---------------      ---------------
                                                                               (UNAUDITED)          (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                     $       (28,540)     $       (13,517)
Adjustments to reconcile net loss to net cash (used in)
  operating activities:
    Depreciation and amortization                                                      3,679                4,270
    Equity in losses of MSV                                                            7,168                2,230
    (Gain)/loss on disposal of assets                                                     (6)                   2
    Non cash amortization of deferred financing costs                                     --                  991
    Non cash 401(k) match                                                                 48                   --
    Stock based compensation expense                                                  11,569                1,442
Changes in assets and liabilities, net of acquisitions and dispositions:
    Accounts receivable -- trade                                                         343                1,096
    Inventory                                                                             36                  108
    Other current assets                                                                   5                4,812
    Accounts payable and accrued expenses                                                 14                 (730)
    Accrued interest                                                                      --                  526
    Deferred revenue and other current liabilities                                      (240)              (2,989)
                                                                             ---------------      ---------------
    Net cash (used in) operating activities                                           (5,924)              (1,759)
                                                                             ---------------      ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property & equipment                                             6                   --
    Proceeds (purchase) of restricted investments                                         --                  406
    Additions to property and equipment                                                  (16)                (541)
                                                                             ---------------      ---------------
    Net cash (used in)investing activities                                               (10)                (135)
                                                                             ---------------      ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of equity securities                                           34                   --
    Stock issuance costs and other charges                                                (9)                  --
    Principal payments under capital leases                                               --                 (342)
    Principal payments under vendor financing                                             --                 (488)
    Proceeds from Term Credit Facility                                                    --                1,500
    Proceeds from issuance of employee stock options                                   1,064                  105
                                                                             ---------------      ---------------
    Net cash provided by financing activities                                          1,089                  775
                                                                             ---------------      ---------------
    Net (decrease) in cash and cash equivalents                                       (4,845)              (1,119)

CASH AND CASH EQUIVALENTS, beginning of period                                        16,945                3,618
                                                                             ---------------      ---------------
CASH AND CASH EQUIVALENTS, end of period                                     $        12,100      $         2,499
                                                                             ===============      ===============


         The accompanying notes are an integral part of these consolidated financial statements.

                                                         5

                      MOTIENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

1.  ORGANIZATION AND BUSINESS

OVERVIEW

Motient is a nationwide provider of two-way, wireless mobile data services and wireless internet services. Owning and operating a wireless radio data network that provides wireless mobile data service to customers across the United States, Motient primarily generates revenue from the sale of airtime on its "DataTac" network and from the sale of communications devices, which are manufactured by other companies. Motient's customers use the DataTac network and Motient's wireless applications for wireless email messaging and wireless data communications services. This enables businesses, mobile workers and consumers to wirelessly transfer electronic information and messages and to wirelessly access corporate databases and the Internet. The network is designed to offer a broad array of wireless data services, such as:

         o two-way mobile Internet services, each providing personal consumers and corporate customers with wireless access to a broad range of email and information services;

         o wireless data systems used by companies involved in data transmission and processing, used to connect remote equipment, such as wireless point-of-sale terminals, with a central monitoring facility; and

         o mobile data and mobile management systems used by transportation and other companies to wirelessly coordinate remote, mobile assets and personnel.

In addition to selling wireless data services that use its own network, Motient is also a reseller of airtime on the Cingular and Sprint wireless networks. Motient has reseller agreements with these companies that allow us to sell and promote wireless data applications and solutions to its customers using these networks, which are more modern and have greater capacity than its own, while still maintaining a direct relationship with the customer, since "back office" functions like customer support, application design and implementation, and billing, among other support services, are handled by Motient.

These arrangements allow Motient to provide integrated wireless data solutions to its customers using a variety of networks. In December 2004, Motient launched a new set of products and services designed to provide these integrated wireless data solutions to its customers called iMotient Solutions(TM). iMotient allows Motient's customers to use these multiple networks via a single connection to Motient's back-office systems, providing a single alternative for application and software development, device management and billing across multiple networks, including but not limited to GPRS, 1XRTT, and our own DataTac network. Once connected to iMotient, customers will receive proprietary applications and services that reduce airtime usage, improve performance and reduce costs.

As of May 1, 2005, Motient's terrestrial wireless two-way data network covers a geographic area populated by more than 195 million people and is comprised of over 1,200 base stations that provide service to over 400 of the nation's largest cities and towns, including all primary metropolitan statistical areas, commonly known as "MSAs." Subscriber units, which may be mobile or stationary, receive and transmit wireless data messages to and from these terrestrial base stations via radio frequencies. Terrestrial messages are then routed to their destination via data switches that Motient owns, which connect to the public data network. Motient's network is a wireless packet-switched network based on technologies developed prior to newer networks built around CDMA or GSM technologies, and, unlike those networks, cannot accommodate wireless telephony. Over the course of 2004, Motient implemented and completed certain initiatives to rationalize the size of its network, primarily to remove unprofitable base stations and reduce unneeded coverage.

During the first quarter of 2005, Motient initiated a plan to refocus its DataTac network primarily on the top 40 MSAs. This plan involves the decommissioning of DataTac network components and termination of service in previously served MSAs other than the top 40. Given the similar coverage profiles of the Cingular and Sprint networks, the significantly increased bandwidth capabilities of these networks relative to DataTac and the concentration of Motient's revenues in the top 40 MSAs, Motient determined that this plan best allowed it to match its network infrastructure costs with its revenue base, while continuing to meet the needs of as many of its customers as possible. Motient has notified its customers of this change in its network coverage and this decommissioning will begin on June 1, 2005. Motient is making every effort to provide any impacted customers with alternatives to migrate their services and applications either to its new iMotient Solutions(TM) platform, or to other networks using its agreements with RACO Wireless, Inc. and eAccess Solutions, Inc.

In addition, Motient owns a 49% interest in Mobile Satellite Ventures LP, or MSV. Motient's website is www.motient.com.

MOBILE SATELLITE VENTURES LP

BUSINESS

MSV is a provider of mobile satellite-based communications services. MSV currently uses two satellites to provide service, which allow customers access to satellite-based wireless data, voice, fax and dispatch radio services almost anywhere in North and Central America, northern South America, the Caribbean, Hawaii and in various coastal waters.

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

As of May 1, 2005, we have a 49% direct and indirect interest in MSV. For the three month period ended March 31, 2005, MSV had revenues of $7.2 million, operating expenses of $24.8 million and a net loss of $16.2 million.

HISTORY

On November 26, 2001, Motient sold the assets comprising its satellite communications business to MSV, as part of a transaction in which certain other parties joined MSV, including TMI Communications and Company Limited Partnership ("TMI"), a Canadian satellite services provider. In this transaction, TMI also contributed its satellite communications business assets to MSV. At the conclusion of this transaction and several minor secondary financings, Motient's ownership interest in MSV was 29.5% (assuming conversion of all outstanding convertible notes). In a subsequent financing on November 12, 2004, Motient acquired additional interests in MSV in exchange for cash and the conversion and cancellation of all outstanding notes issued to Motient by MSV (including all accrued interest thereon), and as a result increased its ownership to 38.6%.

On February 9, 2005, Motient entered into a merger agreement with Telcom Satellite Ventures Inc. and Telcom Satellite Ventures II Inc. and simultaneously consummated the transactions contemplated thereby, pursuant to which Telcom merged with and into MVH Holdings Inc., a direct and wholly-owned subsidiary of Motient, in a tax free reorganization in which MVH is the surviving company. In exchange for 2,296,835 MSV limited partnership units held by the Telcom entities (and the corresponding MSV GP shares), and Telcom's rights to receive TerreStar common stock, Motient issued to Telcom's stockholders 8,187,804 shares of its common stock.

Concurrently with this merger, Motient (through MVH) also purchased 373.7 shares of common stock of Spectrum Space Equity Investors IV, Inc. and two other related entities, representing approximately 66.3% of the outstanding common stock of each of such entities, and 221.2 shares of common stock of Columbia Space Partners, Inc. and two other related entities, representing approximately 27.8% of the outstanding common stock of such entities. In total, Motient issued to the Spectrum entities and Columbia entities a total of 4,516,978 shares of Motient common stock in a private placement in exchange for indirect ownership through the Spectrum and Columbia entities of 1,267,098 MSV units, the corresponding MSV GP shares, and the proportionate number of rights to receive TerreStar common stock.

To the extent that MSV will need future cash to support its operations, Motient is under no contractual obligation to provide it, and the value of our investment in MSV could be negatively impacted if MSV cannot meet any such funding requirements.

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

TERRESTAR NETWORKS INC.

In February 2002, MSV established TerreStar Networks Inc., a wholly owned subsidiary, to develop business opportunities related to the proposed receipt of certain licenses in the 2 GHz band, also known as the "S-band". On December 20, 2004, MSV issued rights to receive an aggregate of 23,265,428 shares of common stock of TerreStar (representing all of the shares of TerreStar common stock), owned by MSV, to the limited partners of MSV, pro rata in accordance with each limited partner's percentage ownership in MSV.

REGULATORY MATTERS

The February 2003 order from the FCC authorizing ATC is applicable, in general, to the S-band. However, TerreStar has not applied for ATC authority, and there are several regulatory conditions that must be satisfied prior to any grant of ATC authority by the FCC to TerreStar. As a result, Motient can provide no assurances that ATC authority will be granted if and when TerreStar applies for such authority.

TMI holds the approval issued by Industry Canada for a 2 GHz space station authorization and related spectrum licenses for the provision of Mobile Satellite Service, or MSS, in the 2 GHz band, as well as an authorization from the FCC for the provision of MSS in the 2 GHz band. These authorizations are subject to various milestones relating to the construction, launch, and operational date of the system. TMI is obligated to transfer the Canadian authorizations to an entity designated by TerreStar that is eligible to hold the Canadian authorizations, subject to obtaining the necessary Canadian regulatory approvals.

In December 2002, TMI and TerreStar jointly applied to the FCC for authority to transfer TMI's MSS authorization to TerreStar. However, certain wireless carriers urged the FCC to cancel TMI's MSS authorization, and to dismiss the application to transfer TMI's MSS authorization to TerreStar. In February 2003, the FCC's International Bureau adopted an order canceling TMI's MSS authorization due to an alleged failure to enter into a non-contingent satellite construction contract before the specified first milestone date, and dismissing the application for TMI to transfer its MSS authorization to TerreStar.

In June 2004, upon review of the International Bureau's decision, the FCC agreed to waive aspects of the first milestone requirement applicable to TMI's MSS authorization and, therefore, also reinstated that authorization, along with the application to transfer TMI's MSS authorization to TerreStar. The FCC also modified the milestone schedule applicable to TMI's MSS authorization. TMI recently certified to the FCC its compliance with the second and third milestones under its MSS authorization. The FCC is currently reviewing that certification for compliance with the requirements of TMI's MSS authorization. The application to transfer TMI's MSS authorization to TerreStar is still pending before the FCC. The remaining milestones relate to satellite launch and operation, and are in November 2007 and 2008, respectively.

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

SATELLITE CONSTRUCTION CONTRACT

During 2002 and in connection with its contractual obligations to TMI, TerreStar entered into a contract to purchase a satellite system, including certain ground infrastructure for use with the 2 GHz band. The satellite represents one component of a communications system that would include ground-switching infrastructure, launch costs, and insurance. Total cost of this system could exceed $500 million, excluding the cost of a necessary back-up satellite. In order to finance future payments, TerreStar will be required to obtain additional debt or equity financing, or may enter into various joint ventures to share the cost of development. There can be no assurance that such financing or joint venture opportunities will be available to TerreStar or available on terms acceptable to TerreStar.

2. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company and are unaudited. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year. In the opinion of management, all adjustments (consisting of normal recurring adjustments unless otherwise indicated) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2005, and for all periods presented, have been made. Footnote disclosure has been condensed or omitted as permitted in interim financial statements.

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

CONCENTRATIONS OF CREDIT RISK

For the three months ended March 31, 2005, four customers accounted for approximately 49% of the Company's service revenue, with one customer, SkyTel Communications, Inc. ("SkyTel"), accounting for more than 24%. As of March 31, 2005, one customer, RIM, accounted for more than 20% of our net accounts receivable. No other single customer accounted for more than 7% of our net accounts receivable. RIM also accounted for more than 14% of the Company's net accounts receivable at December 31, 2004. For the three months ended March 31, 2004, four customers accounted for approximately 41% of the Company's service revenue, with one customer, SkyTel, accounting for more than 23%. No single customer accounted for more than 10% of the Company's net accounts receivable at March 31, 2004. In March 2005, IBM notified the Company that they were terminating their contract as of March 31, 2005. IBM represented $0.6 million of revenue for the first three months of 2005, or approximately 12% of revenues for this period.

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

As of March 31, 2005 and 2004, the Company had capitalized a total of $0.5 million and $3.1 million of deferred equipment revenue, respectively, and had deferred equipment costs of $0.5 million and $3.0 million, respectively.

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

RESTRUCTURING AND IMPAIRMENT CHARGES

In February 2004 and March 2005, the Company reduced its workforce by 54 and 11 employees, respectively. In accordance with SEC Staff Accounting Bulletin No. 100 - Restructuring and Impairment Charges and EITF No. 94.3, the Company recorded a liability for the severance, employee benefits and estimated payroll taxes of $1.1 million and $0.1 million respectively related to the reduction in workforce.

In June 2004, the Company recorded a restructuring charge of $5.1 million related to certain network rationalization initiatives, consisting of base station deconstruct costs of $0.5 million, the loss on the retirement of certain base station equipment of $2.8 million and termination liabilities of $1.8 million for site leases no longer required for removed base stations. Of these amounts, as of March 31, 2005, the Company had incurred base station deconstruct costs of $0.5 million, the loss on the retirement of certain base station equipment of $2.8 million and termination liabilities of $1.1 million for site leases no longer required for removed base stations. The Company recorded these charges in accordance with SEC Staff Accounting Bulletin No. 100 - Restructuring and Impairment Charges and EITF No. 94.3.

ADVERTISING COSTS

Advertising costs (inclusive of airtime commissions) are charged to operations in the year incurred.

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

                                                                             Three Months         Three Months
                                                                            Ended March 31,      Ended March 31,
                                                                                 2005                 2004
                                                                            ---------------      ---------------
         Net loss, as reported                                              $       (28,540)     $       (13,517)
         Add: Stock-based employee compensation expense included in net
           loss, net of related tax effects                                          11,569                1,442
         Deduct: Total stock-based employee compensation expense
           determined under fair value based method for all awards, net
           of tax related effects                                                   (12,940)                (439)
                                                                            ---------------      ---------------
         Pro forma net loss                                                         (29,911)             (12,514)
         Weighted average common shares outstanding                                  59,580               25,232
         Loss per share:
           Basic and diluted---as reported                                  $         (0.48)     $         (0.54)
           Basic and diluted---pro-forma                                    $         (0.50)     $         (0.50)

Under SFAS No. 123 the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                        Three Months            Three Months
                                    Ended March 31, 2005    Ended March 31, 2004
                                    --------------------    --------------------
         Expected life (in years)               10                       10
         Risk-free interest rate       2.28%-2.69%              0.88%-0.93%
         Volatility                      456%-650%                146%-162%
         Dividend yield                       0.0%                     0.0%

SEGMENT DISCLOSURES

In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company had one operating segment: its core wireless business. The Company's core customer base can be generally divided into five broad categories, Wireless Internet, Field Services, Transportation, Telemetry and Other. Wireless Internet primarily consists of customers using the Company's network and applications to access certain internet functions, like email. Devices and airtime used by transportation and shipping companies, or by personnel in the field service industries (such as repair personnel), for dispatching, routing and other vital communications functions are known as transportation and field service, respectively. Telemetry typically covers devices and airtime to connect remote equipment, such as wireless point-of-sale terminals, with a central monitoring facility. Other revenues may consist of sales commissions, consulting fees, or other fees. The following summarizes the Company's core wireless business revenue by these market categories:

                                           Three Months        Three Months
                                          Ended March 31,     Ended March 31,
                                               2005                2004
                                               ----                ----
         Summary of Revenue
         ------------------
         (in millions)
         Wireless Internet                     $2.6                $6.2
         Field Services                         0.8                 1.8
         Transportation                         0.6                 0.9
         Telemetry                              0.4                 0.6
         All Other                              0.1                 0.5
                                                ---                 ---
            Service revenue                     4.5                10.0
            Equipment revenue                   0.5                 1.5
                                                ---                 ---
             Total                             $5.0               $11.5
                                               ====               =====

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

Options and warrants to purchase shares of common stock were not included in the computation of loss per share as the effect would be antidilutive for all periods. As a result, the basic and diluted earnings per share amounts for all periods presented are the same. As of March 31, 2005 and 2004, there were warrants to acquire approximately 7,173,408 and 6,664,962, respectively, shares of common stock and options outstanding for 410,339 and 1,554,867, respectively, shares that were not included in this calculation because of their antidilutive effect for the three months ended March 31, 2005 and 2004.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2004, the FASB issued SFAS No. 153, EXCHANGES OF NONMONETARY ASSETS -- AN AMENDMENT OF APB OPINION NO. 29, ACCOUNTING FOR NONMONETARY TRANSACTIONS (SFAS 153). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, ACCOUNTING FOR NONMONETARY TRANSACTIONS, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by the Company in the third quarter of 2005. The Company is currently evaluating the effect that the adoption of SFAS 153 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

RELATED PARTIES

The Company made cash payments of $1.2 million to related parties for service-related obligations for the three-month period ended March 31, 2005, as compared to $0.2 million for the three month period ended March 31, 2004. These payments were primarily made to CTA, a consulting and private advisory firm specializing in the technology and telecommunications sectors. CTA has been engaged to act as chief restructuring entity of Motient. As consideration for this work, Motient has agreed to pay to CTA a monthly fee of $60,000.

In February 2005, Motient issued approximately 95,000 shares of restricted common stock, with a value of $2.8 million, to CTA in exchange for certain investment-banking services undertaken pursuant to Motient's acquisition of the MSV interests of the Telcom, Columbia and Spectrum entities. CTA assigned approximately $1.1 million to Starrett Consulting, LLC, an entity controlled by Gary Singer, brother of Steven Singer, Motient's chairman.

3. COMMITMENTS AND CONTINGENCIES

As of March 31, 2005, the Company had no contractual inventory commitments.

In December 2002, Motient entered into an agreement with UPS pursuant to which UPS prepaid an aggregate of $5 million in respect of network airtime service to be provided beginning January 1, 2004. As of March 31, 2005, the Company's remaining airtime service obligation to UPS in respect of the prepayment was approximately $3.9 million. In April 2005, this agreement was amended to require that UPS use at least $1.5 million of airtime between January 1, 2005 and March 31, 2006, and in exchange, Motient would repay in April 2006, in cash, an amount equal to the amount of airtime used by UPS during such time period. Both UPS' usage and Motient's repayment will be credited against the remaining airtime obligation. As a result of this amendment, the maximum prepaid airtime service obligation will be $0.9 million in May 2006. The parties have not yet reached agreement regarding the use or repayment of any remaining prepaid airtime service obligation, but Motient can provide no assurance that it will not be required to repay such amount to UPS.

4. LEGAL AND REGULATORY MATTERS

LEGAL

In March 2005, Research In Motion Ltd. (RIM) settled on outstanding patent infringement lawsuit related to RIM's BlackBerry handheld device and software, which Motient supports on its DataTac wireless network. As a result of this settlement, RIM and its customers, including Motient, may use the BlackBerry device and software without any further interference from NTP, Inc., the holder of the disputed patents.

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

As a result of Motient's ongoing network rationalization efforts, its 800 MHz FCC licenses may be lost in markets to which we are discontinuing service. Motient believes that the value of its FCC licenses in these smaller markets is very small compared to the value of its FCC licenses in the top 40 MSAs. While Motient is taking steps to avoid this possibility, and while it believes that any such losses would not be material to its business, Motient can provide no assurance that any such losses would not negatively impact its business.

5.  SUBSEQUENT EVENTS

SALE OF PREFERRED STOCK

On April 15, 2005, Motient sold 408,500 shares of non-voting Series A Cumulative Convertible Preferred Stock, $0.01 par value in a private placement exempt from the registration requirements of the Securities Act of 1933. Motient received cash proceeds, net of $17.2 million in placement agent commissions (before escrowing a portion of the proceeds as required under the terms of the preferred stock, described below) of approximately $391 million. The purchasers under the Securities Purchase Agreement included most of the purchasers from Motient's November 2004 private placement, as well as several new investors.

Motient covenanted that it intends to use part of the proceeds of this issuance to, among other things, purchase newly issued common stock of TerreStar Networks Inc., a 97% owned subsidiary of Mobile Satellite Ventures, LP. Motient anticipates that such purchase of common stock would occur in connection with a spin-off of TerreStar to the limited partners of MSV and would result in Motient gaining a majority interest in TerreStar. Motient and TerreStar Networks have not entered into definitive documents regarding any such investment by Motient, and the consummation of this transaction will not occur until the parties have, among other things, received all applicable regulatory approvals and negotiated and executed definitive documentation. Accordingly, Motient can provide no assurances that this transaction will ever be consummated. The remaining proceeds (or all of the proceeds, if the purchase of TerreStar common stock is never consummated) will be used for a variety of purposes, including general corporate purposes.

In connection with the sale of preferred stock, Motient also entered into a registration rights agreement with the purchasers. Under this agreement, Motient is obligated to use its reasonable best efforts to cause a registration statement on Form S-1 (or if available S-3) relating to the resale by the purchasers of the Motient shares of common stock issuable upon conversion of the preferred stock or the warrants issued in connection therewith, to be filed with the SEC on or prior to June 24, 2005, and will use its best efforts to cause the registration statement to become effective as soon as possible, but in no event later than (i) August 8, 2005 if the registration statement is not reviewed by the Securities and Exchange Commission (the "SEC") or (ii) September 7, 2005 if the Registration Statement is reviewed by the SEC.

In connection with the sale of the preferred stock, Motient granted warrants exercisable for an aggregate of 154,109 shares of Motient common stock to the purchasers. The warrants have a term of five years and an exercise price equal to $26.51 per share. Each warrant shall become exercisable if the registration statement is not filed or declared effective in accordance with the time limits described above, or if the registration statement is filed and declared effective but shall thereafter cease to be effective for a period of time that exceeds 30 days in the aggregate in any twelve-month period. Each warrant will vest as to 1/365th of the shares of common stock underlying the warrant for (i) each day after June 24, 2005 on which the registration statement has not yet been filed, (ii) each day after August 8, 2005 or September 7, 2005, as applicable, that the registration statement has not been declared effective or
(iii) each day after the registration statement first becomes effective that Motient is unable to keep it effective in accordance with the time periods and terms described above.

The sale of these shares of preferred stock was not registered under the Securities Act and the shares may not be sold in the United States absent registration or an applicable exemption from registration requirements. The shares were offered and sold pursuant to the exemption from registration afforded by Rule 506 under the Securities Act and/or Section 4(2) of the Securities Act as a sale not involving any public offering, under which offers and sales were made to Qualified Institutional Buyers as such term is defined under the rules and regulations under the Securities Act. In connection with such sale of preferred stock, Motient also issued, for no separate consideration, warrants to purchase up to 154,109 shares of Motient common stock.

The rights, preferences and privileges of the Series A Preferred are contained in a Certificate of Designations of the Series A Cumulative Convertible Preferred Stock. The following is a summary of these rights, preferences and privileges:

         o The Series A Preferred Stock is non-voting, except as required by applicable law.

         o From April 15, 2005 to April 15, 2007, Motient is required to pay dividends in cash at a rate of 5.25% per annum (the "Cash Rate") on the shares of Series A Preferred. Motient was required to place the aggregate amount of these cash dividends, $42,892,500, in an escrow account. These cash dividends will be paid to the holders of Series A Preferred from this escrow account in four semi-annual payments, unless earlier paid pursuant to the terms described below.

         o From April 15, 2007 to April 15, 2010, Motient is required to pay dividends on each share of Series A Preferred either in cash at the Cash Rate or in shares of Motient common stock at a rate of 6.25% per annum.

         o If any shares of Series A Preferred remain outstanding on April 15, 2010, Motient is required to redeem such shares for an amount equal to the purchase price paid per share plus any accrued but unpaid dividends on such shares.

         o Each holder of shares of Series A Preferred shall be entitled to convert their shares into shares of Motient common stock at any time. Each share of Series A Preferred will initially be convertible into 30 shares of Motient common stock. Upon conversion, any accrued but unpaid dividends on such shares will also be issued as shares of common stock, in a number of shares determined by dividing the aggregate value of such dividend by $33.33. In addition, if the conversion takes place prior to April 15, 2007 (or if any amounts remain in the escrow account on such date), the converting holder will be entitled to the portion of the escrow account per share of Series A Preferred Stock equal to $105.00 minus all dividends that have been paid on such share from the escrow account (such amount, the "Escrow Portion"). Upon conversion, all amounts paid to holders of Series A Preferred will be paid in shares of Motient common stock.

         o Upon a change in control of Motient, each holder of Series A Preferred shall be entitled to require Motient to redeem such holder's shares of Series A Preferred for an amount in cash equal to $1,080 per share plus all accrued and unpaid dividends on such shares. In addition if the change in control takes place prior to April 15, 2007 (or if any amounts remain in the escrow account on such date), the holder electing to have such shares redeemed will be entitled to the Escrow Portion remaining as to such share.

         o No dividends may be declared or paid, and no funds shall be set apart for payment, on shares of Motient common stock, unless (i) written notice of such dividend is given to each holder of shares of Series A Preferred not less than 15 days prior to the record date for such dividend and (ii) a registration statement registering the resale of the Conversion Shares has been filed with the SEC and is effective on the date Motient declares such dividend.

         o Upon the liquidation, dissolution or winding up of Motient, the holders of Series A Preferred are entitled to receive, prior and in preference to any distributions to holders shares of Motient common stock, an amount equal to $1,000 per share plus all accrued and unpaid dividends on such shares. In addition if the liquidation, dissolution or winding up takes place prior to April 15, 2007 (or if any amounts remain in the escrow account on such date), the holder of each share of Series A Preferred will be entitled the Escrow Portion remaining as to such share.

ELECTION OF DIRECTOR

On May 3, 2005 the board elected C. Gerald Goldsmith to serve on the Board of Directors.

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

Statements regarding factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, those under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Overview of Liquidity and Risk Factors," and elsewhere in this quarterly report. All of our subsequent written and oral forward-looking statements or statements that may be attributed to us are expressly qualified in their entirety by the cautionary statements referred to above and contained elsewhere in this quarterly report on Form 10-Q. You should carefully review the risk factors described in our other filings with the Securities and Exchange Commission from time to time, including the risk factors contained in our Form 10-K for the period ended December 31, 2004, and our reports on Form 10-K and 10-Q to be filed after this quarterly report, as well as our other reports and filings with the SEC.

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

We are a nationwide provider of two-way, wireless mobile data services and mobile internet services. Owning and operating a wireless radio data network that provides wireless mobile data service to customers across the United States, we generate revenue primarily from the sale of airtime on our network and from the sale of communications devices to our customers. Our customers use our network and our wireless applications for wireless email messaging and wireless data transmission, enabling businesses, mobile workers and consumers to wirelessly transfer electronic information and messages and to access corporate databases and the Internet.

In addition to selling wireless data services that use its own network, Motient is also a reseller of airtime on the Cingular and Sprint wireless networks. These arrangements allow Motient to provide integrated wireless data solutions to its customers using a variety of networks. In December 2004, Motient launched a new set of products and services designed to provide these integrated wireless data solutions to its customers called iMotient Solutions(TM). iMotient allows Motient's customers to use these multiple networks via a single connection to Motient's back-office systems, providing a single alternative for application and software development, device management and billing across multiple networks, including but not limited to GPRS, 1XRTT and our own DataTac network. Once connected to iMotient, customers will receive proprietary applications and services that reduce airtime usage, improve performance and reduce costs. Motient has not yet generated material revenues from iMotient Solutions, but it anticipates that iMotient revenues will increase over the course of 2005. Motient cannot anticipate whether these revenues will increase rapidly enough to offset anticipated revenue declines in other segments of its business.

Motient has six wholly-owned subsidiaries and a 49% interest in Mobile Satellite Ventures LP, a provider of wireless, satellite-based, communications services, as of May 1, 2005. As Motient owns less than 50% of MSV, Motient has no operating control of MSV. Motient Communications Inc. owns the assets comprising Motient's core wireless business, except for Motient's FCC licenses, which are held in a separate subsidiary, Motient License Inc. Motient's other four subsidiaries hold no material operating assets other than the stock of other subsidiaries and Motient's interests in MSV. On a consolidated basis, we refer to Motient Corporation and its six wholly-owned subsidiaries as "Motient." Our less-than 50% voting interest in MSV is not consolidated with Motient for financial statement purposes. Rather, we account for our interest in MSV under the equity method of accounting.

SUMMARY OF RISK FACTORS

In addition to the challenge of growing revenue as described above, our future operating results could be adversely affected by a number of uncertainties and factors, including:

         o WE HAVE UNDERGONE SIGNIFICANT ORGANIZATIONAL RESTRUCTURING AND WE FACE SUBSTANTIAL OPERATIONAL CHALLENGES.

         o WE ARE NOT AND MAY NEVER BE CASH FLOW POSITIVE, AND OUR PROSPECTS WILL DEPEND ON OUR ABILITY TO CONTROL OUR COSTS WHILE MAINTAINING AND IMPROVING OUR SERVICE LEVELS.

         o        WE WILL NEED ADDITIONAL LIQUIDITY TO FUND OUR OPERATIONS.

         o        WE WILL CONTINUE TO INCUR SIGNIFICANT LOSSES.

         o WE GENERATE A LARGE PART OF OUR REVENUES AND CASH FLOWS FROM A SMALL NUMBER OF CUSTOMERS, AND THE LOSS OF ONE OR MORE KEY CUSTOMERS COULD RESULT IN A SIGNIFICANT REDUCTION IN REVENUES AND CASH FLOWS.

         o        OUR GROWTH HAS BEEN CURTAILED BY FUNDING CONSTRAINTS.

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

         o WE DO NOT EXPECT TO PAY ANY DIVIDENDS ON OUR COMMON STOCK FOR THE FORESEEABLE FUTURE.

         o FUTURE SALES OF OUR COMMON STOCK COULD ADVERSELY AFFECT ITS PRICE AND/OR OUR ABILITY TO RAISE CAPITAL.

         o FAILURE TO ACHIEVE AND MAINTAIN EFFECTIVE INTERNAL CONTROL OVER FINANCIAL REPORTING IN ACCORDANCE WITH RULES OF THE SECURITIES AND EXCHANGE COMMISSION PROMULGATED UNDER SECTION 404 OF THE SARBANES-OXLEY ACT COULD HARM OUR BUSINESS AND OPERATING RESULTS AND/OR RESULT IN A LOSS OF INVESTOR CONFIDENCE IN OUR FINANCIAL REPORTS, WHICH COULD IN TURN HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND STOCK PRICE.

For a more complete description of the above factors, please see the section entitled "Risk Factors" in Motient's annual report on Form 10-K for the fiscal year ended December 31, 2004.

RESULTS OF OPERATIONS

SUBSCRIBER STATISTICS

Our customer base can be generally divided into five broad categories, Wireless Internet, Field Services, Transportation, Telemetry and Other. Wireless Internet primarily consists of customers using our network and applications to access certain internet functions, like email. Devices and airtime used by transportation and shipping companies, or by personnel in the field service industries (such as repair personnel), for dispatching, routing and other vital communications functions are known as Transportation and Field Service, respectively. Telemetry typically covers devices and airtime used to connect remote equipment, such as wireless point-of-sale terminals, with a central monitoring facility. An explanation of certain changes in revenue and subscribers is set forth below. Other revenues may consist of sales commissions, consulting fees, or other fees.

The table below summarizes the make up of our registered subscriber base. Wireless devices may be divided into three categories, registered, billable and active. Registered devices represent devices that our customers have registered for use on our network. Certain numbers of these devices may be kept in inventory by our customers for future use and generally are not revenue producing. Customers then move such inventory into a production status upon which it typically becomes billable and generates revenue. However, billable units may not pass traffic and thus will not be counted as active. We count a device as active when it is removed from inventory by the customer and transmits greater than zero kilobytes of data traffic.

                                                As of March 31,
                                   2005(1)                            2004(1)                              % Change
                                   -------                            -------                              --------
                    Registered    Billable     Active    Registered   Billable     Active    Registered     Billable       Active
                    ----------    --------     ------    ----------   --------     ------    ----------     --------       ------
Wireless Internet      48,823      28,523      15,359      99,574      59,657      43,044         (51)%         (52)%         (64)%
Field Services          5,615       6,723       3,211      15,114      14,748       9,286         (63)          (54)          (65)
Transportation         48,513      40,383      40,517      47,877      40,473      40,757           1             0            (1)
Telemetry              28,026      21,124      10,497      30,464      25,418      14,745          (8)          (17)          (26)
All Other                 579         495          90         813         554         507         (29)          (11)          (82)
                      -------     -------     -------     -------     -------     -------     -------       -------       -------
  Total               131,556      97,248      70,124     193,842     140,850     108,339         (32)%         (31)%         (35)%
                      =======     =======     =======     =======     =======     =======     =======       =======       =======

     1) Reflects deregistration of units by SkyTel on December 30, 2004 of approximately 30,000 units and deregistration of 9,000 units in the first quarter of 2005 by certain other resellers.

In the fourth quarter of 2004, we performed an analysis of our registered user devices from our larger resellers, which represent a majority of our registered user devices not in service. Given the decline in our wireless internet base in 2004, the end-of-life of the RIM 857 devices and the general availability of next-generation devices that were voice capable from wireless carrier such as T-Mobile and Verizon, we determined that many of the devices registered by our resellers on our network were not likely to be put back in service on our network. As a result, during the fourth quarter of 2004 and the first quarter of 2005 approximately 39,000 user devices were deregistered from our network, of which approximately 30,000 were de-registered by SkyTel Communications, Inc. on December 30, 2004. The remaining 9,000 were deregistered during the first quarter of 2005. The de-registration of these user devices did not impact our revenue or our billable and active user devices and we believe that our registered device counts now provide a more accurate representation of user devices held in inventory by our customers that may be put back in service by our customers in the future.

REVENUES

The tables below set forth, for the periods indicated, a year-over-year comparison of the key components of revenue.

                                               Three Months Ended March 31,
                                             --------------------------------
Summary of Revenue                               2005               2004              Change        % Change
------------------                               ----               ----              ------        --------
(in millions)
Wireless Internet                                $2.6               $6.2               (3.6)          (58)%
Field Services                                    0.8                1.8               (1.0)          (56)
Transportation                                    0.6                0.9               (0.3)          (33)
Telemetry                                         0.4                0.6               (0.2)          (33)
All Other                                         0.1                0.5               (0.4)          (80)
                                                  ---                ---               -----          ----
   Service Revenue                                4.5               10.0               (5.5)          (55)
   Equipment Revenue                              0.5                1.5               (1.0)          (68)
                                                  ---                ---               -----          ----
         Total                                   $5.0              $11.5              $(6.5)          (57)%
                                                 ====              =====              ======          =====

The decrease in service revenue was the result of a decrease in revenue in our all our market segments, primarily as a result of migration by our customers to newer technologies with capabilities that our network is not capable of supporting (such as voice enabled handheld devices), or more modern networks with greater capacity than our own (such as so-called 2G or 3G networks from providers such as Sprint, Cingular, Verizon or T-Mobile). We believe that our network reduction efforts, announced to our customers in the first quarter, may have also caused negative pressure on our revenues as certain customer may have elected to terminate service with Motient in favor of other alternative wireless carriers. If we cannot generate additional revenue from other sources to offset this lost revenue, our overall revenues will decline in the future. The decrease in total revenue was primarily a result of decreased service and equipment revenues.

During the first quarter of 2005, Motient initiated a plan to refocus its DataTac network primarily on the top 40 MSAs. This plan involves the decommissioning of DataTac network components and termination of service in previously served MSAs other than the top 40. Given the similar coverage profiles of the Cingular and Sprint networks, the significantly increased bandwidth capabilities of these networks relative to DataTac and the concentration of our revenues in the top 40 MSAs, we determined that this plan best allowed us to match our network infrastructure costs with our revenue base, while continuing to meet the needs of as many of our customers as possible. We have notified our customers of this change in our network coverage and this decommissioning will begin on June 1, 2005. We are making every effort to provide any impacted customers with alternatives to migrate their services and applications either to our new iMotient Solutions(TM) platform, or to other networks using our agreements with RACO Wireless, Inc. and eAccess Solutions, Inc. These network changes may put negative pressure on our revenues in all market segments in 2005 as customers may elect to pursue other alternative network carriers with alternative coverage. We are making every effort to retain our customers or migrate them to our iMotient Solutions(TM) product and services, but Motient can make no assurances that it will be able to retain these customers.

By revenue segment, we note that:

o Wireless Internet: The revenue decline in the Wireless Internet sector during this period represented customer losses that we are experiencing in both our direct and reseller channels as a result of the migration of Wireless Internet customers to other networks with additional features, such as voice-capable wireless internet devices. These customer losses have been exacerbated because Research in Motion, or RIM, no longer manufactures any devices which will operate on our DataTac network, which has and will continue to negatively impact the ability of our resellers to add new devices to our network to replace those that are migrating from their respective customer bases. These factors, in addition to our network reduction efforts discussed above, may lead to additional declining Wireless Internet revenues in 2005. Motient is currently exploring ways to offer Wireless Internet services under our iMotient Solutions(TM) platform, but Motient can make no assurances that it will ever be able to effective offer such a product.

o Field Services: The decrease in field service revenue was primarily the result of the termination of several customer contracts, including Brinks, Bannex, Pitney Bowes and Schindler, as well as the general reduction of units and/or rates across the remainder of our field service customer base. Our network changes, discussed above, may put negative pressure on our revenues in this market segment in 2005, however, we believe that the technology requirements of this market segment are more compatible with our network than the Wireless Internet market segment, our most significant market segment, and we are making efforts to grow this segment. In addition, Motient believes that this market segment will potentially present new opportunities to generate new revenues with our iMotient Solutions(TM) products and service.

o Transportation: The decrease in revenue from the transportation sector was primarily the result of UPS removing units from our network. UPS represented $154,000 of revenue for the three months ended March 31, 2005, as compared to $274,000 of revenue for the three months ended March 31, 2004. We did, however, also continue to experience growth during this period in other transportation accounts, most notably Geologic Solutions, formerly d/b/a Aether Systems.. Our network changes, discussed above, may put negative pressure on our revenues in this market segment in 2005, however, we believe that the technology requirements of this market segment are more compatible with our network than the Wireless Internet market segment and we are making efforts to grow this segment. In addition, Motient believes that this market segment will potentially present new opportunities to generate new revenues with our iMotient Solutions(TM) products and services.

o Telemetry: While we experienced revenue growth in certain telemetry customer accounts, this revenue growth was equally offset by customer losses or negative rate changes in other telemetry accounts. Our network changes, discussed above, may put negative pressure on our revenues in this market segment in 2005, however, we believe that the technology requirements of this market segment are more compatible with our network than the Wireless Internet market segment and we are making efforts to grow this segment. In addition, Motient believes that this market segment will potentially present new opportunities to generate new revenues with our iMotient Solutions(TM) products and services.

o All Other: The decrease in other revenue was primarily due to the termination of our agreements with Verizon and T-Mobile, which allowed us to sell and promote wireless email and wireless internet applications on their networks. Unless we refocus our efforts in this revenue segment to a different vendor/strategy, we do not expect to generate significant revenues in this product segment in the future. Revenues from our iMotient Solutions(TM) products and services have been included in this other revenue segment but were immaterial for the first quarter of 2005.

o Equipment: The decrease in equipment revenues for the three months ended March 31, 2005 was the result of the decline sales of devices attributable to our now-terminated agency and dealer agreements with Verizon and T-Mobile.

OPERATING EXPENSES

The table below summarizes our operating expenses for the three months ended March 31, 2005 and 2004. An explanation of certain changes in operating expenses is set forth below.

                                                       Three Months Ended March 31,
                                                    ---------------------------------
         Summary of Expenses                           2005 (1)           2004 (2)           Change         % Change
         -------------------                           --------           --------           ------         --------
         (in millions)
         Cost of Service and Operations                   $7.5              $11.3               (3.8)          (34)%
         Cost of Equipment Sales                           0.5                1.5               (1.0)          (67)
         Sales and Advertising                             0.4                1.0               (0.6)          (60)
         General and Administration                       14.3                2.4                11.9           496
         Operational Restructuring Costs                   0.1                1.2               (1.1)          (92)
         Depreciation and Amortization                     3.7                4.3               (0.6)          (14)
         (Gain)/Loss on Asset Disposal                    (0.0)               0.0               (0.0)         (400)
                                                          -----               ---               -----         -----
                  Total                                  $26.5              $21.7               $4.8             22%
                                                         =====              =====               ====             ==

(1) Includes compensation expense of $11.6 million related to the market value of stock options.
(2) Includes compensation expense of $1.4 million related to the market value of stock options.

o Cost of Service and Operations: Our largest single cost center is the cost of service and operations, which includes costs to support subscribers, such as network telecommunications charges and site rent for network facilities, network operations employee salary and related costs, network and hardware and software maintenance charges, among other things. The decrease in these expenses was partially the result of lower employee salary and related costs due to a workforce reduction implemented in February 2004. The decrease in these expenses was also partially the result of lower fees paid to RIM for licensing Blackberry as a result of the decline of Wireless Internet units and revenues, which fees we anticipate will continue to decline in the future as well. The decrease in these expenses was also impacted by the continued removal of older-generation base stations from the network and the removal of base stations under our network rationalization efforts initiated in the second quarter of 2004 and the resulting decreases in telecommunications, base station maintenance and site lease related expenses. As we continue to remove base stations from the network, we anticipate that these costs will continue to decrease. The decrease in costs of service and operations was also partially the result of reductions in hardware and software maintenance costs as a result of the negotiation of lower rates on maintenance service contracts in 2004. These decreases were partially offset by compensation expenses associated with stock options issued to employees of $1.2 million for the three months ended March 31, 2005. Compensation expenses associated with stock options issued to employees totaled $0.5 million for the three months ended March 31, 2004. Excluding these compensation charges, cost of service and operations decreased $4.5 million, or 42%, for the three months ended March 31, 2005 as compared to the same period in 2004. Given our ongoing cost-reduction efforts, we expect these costs to continue to decrease. The extent of the decrease will depend both upon our ability to successfully manage our cost-reduction efforts as well as the necessity for these expenditures in the future if our customer base declines.

o Cost of Equipment: The decrease in cost of equipment for the three months ended March 31, 2005 was the result of the elimination of sales of devices attributable to agency and dealer agreements with Verizon Wireless and T-Mobile USA. Our efforts to sell under our agent relationships with T-Mobile USA and Verizon Wireless were reduced significantly in the third and fourth quarter of 2004 and these contracts were terminated in the fourth quarter of 2004 to accommodate our agreements with Sprint and Cingular. As our sales of these devices will decrease in the future, so will these costs.

o Sales and Advertising: The decrease in sales and advertising expenses for the three months ended March 31, 2005 was primarily attributable to lower employee salary and related costs, including sales commissions, due to lower sales volumes and the workforce reductions implemented in February 2004. These decreases were partially offset by compensation expenses associated with stock options issued to employees of $0.1 million for the three months ended March 31, 2005. Compensation expenses associated with stock options issued to employees totaled $0.3 million for the three months ended March 31, 2004. Excluding these compensation charges, sales and advertising expense decreased $0.4 million, or 57%, for the three months ended March 31, 2005 as compared to the same period in 2004. We anticipate that these costs will increase in the future in conjunction with our increasing efforts to sell and promote our iMotient Solutions(TM) platform.

o General and Administrative: The increase in general and administrative expenses was primarily attributable to increases in legal, audit, regulatory fees, fees paid to consultants and compensation expenses associated with stock options issued to employees. A consulting fee of $3.7 million, consisting of $0.9 million in cash and 95,000 shares of stock valued at $2.8 million, was paid to CTA and related parties in the first quarter of 2005 for services rendered in conjunction with the acquisition of further MSV interests from Telcom Ventures, Columbia Capital and Spectrum Equity in February 2005. Our audit expenses increased materially due to our requirements to comply with Sarbanes-Oxley guidelines for 2004. Legal fees increased materially as a result of the corporate finance transaction work related to the November 2004 private placement and the February purchases of additional interests from MSV. These increases were partially offset by lower employee salary and related costs due to the workforce reductions implemented in February 2004 and lower directors and officers liability insurance costs. Compensation expenses associated with stock options issued under the Company's stock option plan and the stock issued to CTA totaled $10.3 million for the three months ended March 31, 2005. Compensation expenses associated with stock options issued to employees totaled $0.6 million for the three months ended March 31, 2004. Excluding these compensation charges, general and administrative expenses increased $2.2 million, or 122%, for the three months ended March 31, 2005 as compared to the same period in 2004. We anticipate that these costs will decline in the future in conjunction with the completion of our initial Sarbanes-Oxley report and our overall cost-cutting efforts.

o Restructuring Charges: The operational restructuring charges of $0.1 million in the first quarter of 2005 and $1.2 million in the first quarter of 2004, resulted from the severance and related salary charges as a result of the reductions in force in March 2005 and February 2004, respectively.

o Depreciation and Amortization: Depreciation and amortization expense reduced as a result of our decline in asset value related to network reduction efforts in 2004 and our write-down of related assets and reduced amortization as a result of our additional impairment of our customer contract intangibles in December 2004. As a result of continued network restructuring initiatives planned in 2005, we expect depreciation and amortization to continue to decrease in 2005.

OTHER EXPENSES & INCOME

                                                                   Three Months        Three Months
                                                                  Ended March 31,     Ended March 31,
                                                                       2005                2004
                                                                       ----                ----
         (in thousands)
         Interest Expense, net                                           $0             $(1,766)
         Other Income, net                                               80                   8
         Other Income from Aether                                         0                 645
         Equity in Losses of Mobile Satellite Ventures               (7,168)             (2,230)

Interest expense decreased for the three months ended March 31, 2005 as compared to March 31, 2004, due to the April 2004 repayment of our term credit facility and its subsequent termination on December 31, 2004. Interest expense is presented net of interest income on the interest accrued on our note receivable from MSV. As a result of November 2004 investment transaction into MSV, the principal and interest outstanding under our note receivable from MSV was converted into limited partnership units in MSV.

Other Income increased for the three months ended March 31, 2005 as compared to March 31, 2004 due to the interest income on our bank balances.

Given our recent private placements of common stock and our repayment of our outstanding debt, we expect not to incur any interest expense in the future. We have no current plans to seek any additional debt financing.

We recorded equity in losses of MSV of $7.2 million for the three months ended March 31, 2005, as compared to $2.2 million for the same period in 2004. The 2005 MSV losses are Motient's 38.6% and 48.84% of MSV's losses for the same period, and losses for 2004 are Motient's 46.5% of MSV's losses for the same period. For the three months ended March 31, 2005, MSV had revenues of $7.2 million, operating expenses of $24.8 million and a net loss of $16.2 million.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, we had approximately $12.1 million of cash on hand and short-term investments. The increase of $9.6 million from March 31, 2004 is mainly attributable to an increase in cash provided by financing activities, offset by decreases in net cash used in operating and investing activities, as described below. Our principal source of funds is currently, and as of March 31, 2005, cash on hand.

SUMMARY OF CASH FLOW FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                                                                           Three Months       Three Months
                                                                              Ended              Ended
                                                                            March 31,          March 31,
                                                                              2005               2004
                                                                           (Unaudited)        (Unaudited)
                                                                           -----------        -----------
         Cash Flows from Operating Activities:                              $ (5,924)          $ (1,759)

         Cash Flows from Investing Activities:                                   (10)              (135)

         Cash Flows from Financing Activities:
                  Proceeds from issuance of employee stock options             1,064                105
                  Proceeds from issuance of equity securities                     34                 --
                  Stock issuance costs and other charges                          (9)                --
                  Principal payments under capital leases                         --               (342)
                  Principal payments under Vendor Financing                       --               (488)
                  Proceeds from Term Credit Facility                              --              1,500
                                                                            --------           --------
         Net cash provided by (used in) financing activities                   1,089                775
                                                                            --------           --------
         Net (decrease) increase in cash and cash equivalents                 (4,845)            (1,119)
         Cash and Cash Equivalents, beginning of period                       16,945              3,618
                                                                            --------           --------
         Cash and Cash Equivalents, end of period                           $ 12,100           $  2,499
                                                                            ========           ========

Cash used in operating activities increased primarily as a result of decreases in funds provided by revenue and increases in certain fees and expenses related to financial reporting requirements and corporate finance transactions. While we are attempting to reduce cash used in operating activities as a result of our cost cutting efforts and through our attempts to increase our revenues by focusing on our iMotient Solutions(TM) products and services, it is possible revenue declines will be sufficient to offset or overtake the cash saved by our cost cutting efforts in the future.

The decrease in cash used in investing activities was attributable to lower capital equipment purchases in the first three months of 2005 as compared to the same period in 2004.

The increase in cash provided by financing activities was the result of the proceeds from the exercise of certain employee stock options and warrants, offset by expenses related to our November 12, 2004 PIPE. In addition, certain debt obligations were repaid in the first three months of 2004 as compared to no such repayments in the first three months of 2005.

We believe that our funds available at March 31, 2005, together with the proceeds from our April 15, 2005 private placement of preferred stock, our planned rights offering and the proceeds from the exercise of warrants and options, will be adequate to satisfy our current and planned operations for at least the next 12 months. We have no definite plans with respect to the acquisition of any additional debt or equity financing beyond the April 2005 private placement of our series A preferred stock. However, to the extent that we require additional liquidity to fund our operations, we may undertake additional debt or equity financings.

OUTSTANDING OBLIGATIONS

As of March 31, 2005, Motient had no outstanding debt obligations.

RESTRUCTURING COSTS

In February 2004, the Company recorded a restructuring charge for a workforce reduction of $1.1 million. In June 2004, the Company recorded a restructuring charge of $5.1 million related to certain network rationalization initiatives, consisting of base station deconstruct costs of $0.5 million, the loss on the retirement of certain base station equipment of $2.8 million and termination liabilities of $1.8 million for site leases no longer required for removed base stations. In March 2005, the Company recorded a restructuring charge for a further workforce reduction of $0.1 million. Of these amounts, as of March 31, 2005, the Company had incurred workforce reduction cost of $0.8 million, base station deconstruct costs of $0.5 million, the loss on the retirement of certain base station equipment of $2.8 million and termination liabilities of $1.1 million for site leases no longer required for removed base stations.

The following table displays the activity and balances of the restructuring reserve account from January 1, 2004 to March 31, 2005:

                                                 Base Station
                                   Employee         Asset         Base Station     FCC License        Site Lease
                                 Terminations     Write-Offs     Deconstruction    Terminations      Terminations        Total
                                 ------------     ----------     --------------    ------------      ------------        -----
Balance January 1, 2004            $    --          $    --          $    --          $    --          $    --          $    --
--------------------------------------------------------------------------------------------------------------------------------
Restructure Charge                  (1,107)              --               --               --               --           (1,107)
Deductions - Cash                      333               --               --               --               --              333
Deductions - Non-Cash                   --               --               --               --               --               --
--------------------------------------------------------------------------------------------------------------------------------
Balance March 31, 2004                (774)              --               --               --               --             (774)
--------------------------------------------------------------------------------------------------------------------------------
Restructure Charge                      --           (2,795)            (398)            (113)          (1,854)          (5,160)
Deductions - Cash                      242               --               75               25               61              403
Deductions - Non-Cash                   --            2,795               --               --               --            2,795
--------------------------------------------------------------------------------------------------------------------------------
Balance June 30, 2004                 (532)              --             (323)             (88)          (1,793)          (2,736)
--------------------------------------------------------------------------------------------------------------------------------
Deductions - Cash                      132               --              252               39              416              839
Deductions - Non-Cash                   --               --               --               --               --               --
--------------------------------------------------------------------------------------------------------------------------------
Balance September 30, 2004            (400)              --              (71)             (49)          (1,377)          (1,897)
--------------------------------------------------------------------------------------------------------------------------------
Deductions - Cash                       50               --               71               54              435              610
Deductions - Non-Cash                   --               --               --               --               --               --
--------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 2004             (350)              --               --                5             (942)          (1,287)
--------------------------------------------------------------------------------------------------------------------------------
Restructure Charge                     (85)              --               --               --               --              (85)
Deductions - Cash                       39               --               --               --              197              236
Deductions - Non-Cash                   --               --               --               --               --               --
--------------------------------------------------------------------------------------------------------------------------------
Balance March 31, 2005             $  (396)              --               --          $     5          $  (745)         $(1,136)


COMMITMENTS

As of March 31, 2005, we had no outstanding commitments to purchase inventory.

In December 2002 Motient entered into an agreement with UPS pursuant to which UPS prepaid an aggregate of $5 million in respect of network airtime service to be provided beginning January 1, 2004. As of March 31, 2005, the Company's remaining airtime service obligation to UPS in respect of the prepayment was approximately $3.9 million. In April 2005, this agreement was amended to require that UPS use at least $1.5 million of airtime between January 1, 2005 and March 31, 2006, and in exchange, Motient would repay in April 2006, in cash, an amount equal to the amount of airtime used by UPS during such time period. Both UPS' usage and Motient's repayment will be credited against the remaining airtime obligation. As a result of this amendment, the maximum prepaid airtime service obligation will be $0.9 million in May 2006. The parties have not yet reached agreement regarding the use or repayment of any remaining prepaid airtime service obligation, but Motient can provide no assurance that it will not be required to repay such amount to UPS.

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

Investment in MSV and Note Receivable from MSV
----------------------------------------------

The Company uses the equity method of accounting for its investment in MSV. The company considers whether the fair value of its investment has declined below its carrying value whenever adverse events or circumstances indicate that the recorded value may not be recoverable. If the Company considers such decline to be other than temporary, a write down would be recorded to estimate fair value.

Deferred Taxes
--------------

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

Revenue Recognition
-------------------

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

As of March 31, 2005 and 2004, the Company had capitalized a total of $0.5 million and $3.1 million of deferred equipment revenue, respectively, and had deferred equipment costs of $0.5 million and $3.0 million, respectively.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
----------------------------------

We have performed an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. As of the end of the period covered by this report (March 31, 2005), our disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described below.

Material Weaknesses
-------------------

The following two material weaknesses have been identified by management, including our principal executive officer and principal financial officer.

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

We have taken the following actions to remediate the above identified material weaknesses:

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

We believe that the corrective actions described above, taken as a whole, will remediate the internal control deficiencies identified in this report, but the Company and the Audit Committee will continue to monitor the effectiveness of these actions and will make any other changes or take such other actions as management determines to be appropriate.

PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Please see the discussion regarding Legal Proceedings contained in Note 4 ("Legal and Regulatory Matters") of notes to consolidated financial statements, which is incorporated by reference herein.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Please see the discussion regarding the sale of preferred stock contained in
Note 5 ("Subsequent Events") of notes to consolidated financial statements, which is incorporated by reference herein.

Please see the discussion regarding the sale of common stock to Telcom Satellite Ventures, Columbia Space Partners and Spectrum Space Equity Investors, et al, contained in Note 1 ("Organization and Business - Mobile Satellite Ventures LP - History") of notes to consolidated financial statements, which is incorporated by reference herein.

No securities were repurchased during the first quarter of 2005.


ITEM 6.  EXHIBITS

The Exhibit Index filed herewith is incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MOTIENT CORPORATION
                                    (Registrant)


May 10, 2005                        /s/ Christopher W. Downie
                                    -----------------------------------------
                                    Christopher W. Downie
                                    Executive Vice President, Chief Operating
                                    Officer and Treasurer
                                    (principal executive officer and duly
                                    authorized officer to sign on behalf of
                                    the registrant)

                                  EXHIBIT INDEX

NUMBER            DESCRIPTION

3.1       -       Certificate of Designations of the Series A Cumulative
                  Convertible Preferred Stock (incorporated by reference to
                  Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 18, 2005)

10.56     -       Consent Agreement, dated January 27, 2005, by and among
                  Columbia Space (QP), Inc., et al(incorporated by reference to Exhibit 10.56 to the Company's Registration Statement on Form
                  S-1/A filed on February 14, 2005)

10.57     -       Merger Agreement, dated as of February 9, 2005, by and among
                  Motient Corporation, Telcom Satellite Ventures Inc., et
                  al(incorporated by reference to Exhibit 10.57 to the Company's
                  Registration Statement on Form S-1/A filed on February 14,
                  2005)

10.58     -       Form of Stock Purchase Agreement, dated February 9, 2005
                  (incorporated by reference to Exhibit 10.58 to the Company's
                  Registration Statement on Form S-1/A filed on February 14,
                  2005)

10.59     -       Registration Rights Agreement, dated February 9, 2005 by and among Motient Corporation, Telcom Satellite Ventures Inc., et al (incorporated by reference to Exhibit 10.59 to the Company's Registration Statement on Form S-1/A filed on
                  February 14, 2005)

10.60     -       Form of Warrant to purchase Motient common stock, dated
                  February 9, 2005 (incorporated by reference to Exhibit 10.60 to the Company's Registration Statement on Form S-1/A filed on February 14, 2005)

10.61     -       Form of Stockholder's Agreement, dated February 9, 2005
                  (incorporated by reference to Exhibit 10.61 to the Company's
                  Registration Statement on Form S-1/A filed on February 14,
                  2005)

10.62     -       Securities Purchase Agreement dated April 15, 2005 by and
                  among the Registrant and the Purchasers listed on Schedule 1 thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 18, 2005)

10.63     -       Registration Rights Agreement dated April 15, 2005 by and
                  among the Registrant and the Purchasers listed on Schedule 1 thereto (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 18, 2005)

10.64     -       Form of Common Stock Purchase Warrant (incorporated by
                  reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 18, 2005)

31.1      -       Certification Pursuant to Rule 13a-14(a)/15d-14(a), of the
                  Executive Vice President, Chief Operating Officer and
                  Treasurer (principal executive officer) (filed herewith).

31.2      -       Certification Pursuant to Rule 13a-14(a)/15d-14(a), of the
                  Controller and Chief Accounting Officer (principal financial officer) (filed herewith)

32.1      -       Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Executive Vice President, Chief Operating Officer and
                  Treasurer (principal executive officer) (filed herewith).

32.2      -       Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Controller and Chief Accounting Officer (principal financial officer) (filed herewith)