Form 10-K/A
period 2003-12-31
MOTIENT CORP
filed 2005-05-24
CIK 913665

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
          AMENDED ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

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

                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. Yes [X] No [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

The aggregate market value of shares of common stock held by non-affiliates at June 30, 2004 was approximately $200,051,042.

Indicate by check mark whether registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [_]

Number of shares of common stock outstanding at June 24, 2004: 29,773,994

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                EXPLANATORY NOTE
                                ----------------

This Amended Annual Report on Form 10-K/A (this "Amendment") has been filed to amend certain disclosures in response to comments received on our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, that we originally filed on July 2, 2004, (the "2003 10-K") from the Securities and Exchange Commission. In order to preserve the nature and character of the disclosures set forth in the 2003 10-K as originally filed, unless otherwise indicated, this Amendment does not speak to, or reflect, events occurring after the original filing of our 2003 10-K on July 2, 2004. For ease of review of the reader, we have filed a restated 2003 10-K, as amended by this Amendment, in its entirety.

All information contained in this Amendment shall be deemed updated or superseded, as applicable, by the reports (including any amendments to such reports) we have filed and will file, with the SEC subsequent to the original filing of our 2003 10-K. You should read this Amendment together with these subsequent reports for updated disclosures on certain matters discussed in this Amendment.

References in this report to "Motient" and "we" or similar or related terms refer to Motient Corporation and its wholly-owned subsidiaries together, unless the context of such references requires otherwise.

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
                                     PART I

Explanatory Note                                                                                                 2
Cautionary Note Regarding Forward-Looking Statements                                                             4
Item 1.     Business                                                                                             5
Item 2.     Properties                                                                                          43
Item 3.     Legal Proceedings                                                                                   43
Item 4.     Submission of Matters to a Vote of Security Holders                                                 44

                                     PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters                               45
Item 6.     Selected Financial Data                                                                             47
Item 7.     Management's Discussion and Analysis of Financial Condition and                                     50
            Results of Operations
Item 7A.    Quantative and Qualitative Disclosures About Market Risk                                            87
Item 8.     Financial Statements and Supplementary Data                                                         87
Item 9.     Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure                                                                                87
Item 9A.    Controls and Procedures                                                                             88

                                    PART III

Item 10.    Directors and Executive Officers of Motient                                                         92
Item 11.    Executive Compensation                                                                              95
Item 12.    Security Ownership of Certain Beneficial Owners and Management and
            Related Stockholder Matters                                                                        102
Item 13.    Certain Relationships and Related Transactions                                                     105
Item 14.    Principal Accountant Fees and Services                                                             108

                                     PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K                                    109

Signatures                                                                                                     118
Financial Statements of Motient Corporation                                                                    F-1
Financial Statements of XM Radio                                                                               X-1
Financial Statements of MSV                                                                                    M-1

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements regarding our expected financial position and operating results, our business strategy and our financing plans are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may", "will", "anticipate", "estimate", "expect", "project", or "intend". These forward-looking statements reflect our plans, expectations and beliefs and, accordingly, are subject to certain risks and uncertainties. We cannot guarantee that any of such forward-looking statements will be realized.


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

                                     PART I

Item 1. Business
----------------

Overview


We are a nationwide provider of two-way, wireless mobile data services and mobile Internet services. Owning and operating a wireless radio data network that primarily provides wireless mobile data service to customers across the United States, we generate revenue from the sale of airtime on our network and from the sale of communications devices, which are manufactured by other companies, to our customers. Our customers use our network and our wireless applications for wireless email messaging and wireless data communications services. This enables businesses, mobile workers and consumers to wirelessly transfer electronic information and messages and to wirelessly access corporate databases and the Internet. Our network is designed to offer a broad array of wireless data services, such as:

     o two-way mobile Internet services, including our own eLinkSM wireless email service and our BlackBerry(TM) by Motient wireless email service, each providing personal consumers and corporate customers with wireless access to a broad range of email and information services;

     o wireless data systems used by companies involved in data transmission and processing, used to connect remote equipment, such as wireless point-of-sale terminals, with a central monitoring facility; and

     o mobile data and mobile management systems used by transportation and other companies to wirelessly coordinate remote, mobile assets and personnel.

Our eLink service is a two-way wireless email device and electronic organizer that uses our network. It allows users to remotely and wirelessly access their email, and allows users to synchronize the calendar and organizer functions of their desktop computer with a handheld device such as a RIM 850 or 857 Wireless Handheld, a small, data-only wireless handheld device. Although Research In Motion, Ltd., or RIM, has discontinued making these models, Motient continues to purchase limited quantities of RIM 857 devices, and Motient has implemented an "equivalent to new" program pursuant to which we purchase and refurbish used RIM 857 devices. We expect that there will be sufficient returned RIM 857 and 850s to satisfy demand for the foreseeable future. Even if there is a sufficient supply of these devices, however, our rights to use and sell the devices, as well as the BlackBerryTM software, may be limited or made prohibitively expensive as a result of a pending patent infringement lawsuit brought against Research In Motion. Motient cannot use newer RIM devices on our network.

We also offer a BlackBerryTM by Motient solution specifically designed for large corporate accounts operating in a Microsoft(R) Exchange and Lotus Notes(R) environment. BlackBerryTM is a popular wireless email application developed by RIM and is being provided on the Motient(R) Network under an agreement with RIM.

As of June 15, 2004, Motient's terrestrial wireless two-way data network covers a geographic area populated by more than 225 million people and is comprised of over 1,200 base stations (radio transmitters/receivers that interconnect to our network) that provide service to over 475 of the nation's largest cities and towns, including virtually all metropolitan statistical areas. Subscriber units, which may be mobile or stationary, receive and transmit wireless data messages to and from these terrestrial base stations via radio frequencies. Terrestrial messages are then routed to their destination via data switches that Motient owns, which connect to the public data network. Motient's network is a wireless packet-switched network based on technologies developed prior to newer networks built around CDMA or GSM technologies, and, unlike those networks, cannot accommodate wireless telephony as currently installed. Motient is in the process of rationalizing its network to remove unprofitable base stations that may impact this coverage. (See "Management's Discussion & Analysis of Financial Condition and Results of Operation - Cost Reduction Actions").

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

We are a Delaware corporation with our principal executive offices located at 300 Knightsbridge Parkway, Lincolnshire, Illinois 60069. Our principal executive offices were formerly located in Reston, VA, but in July 2003, we substantially completed the move of our corporate headquarters to our present facility. Our telephone number is (847) 478-4200. You may find all of our public filings with the Securities and Exchange Commission in the "Investor Relations" section of our website, www.motient.com.

As of July 1, 2004, we have six wholly-owned subsidiaries and a 29.5% interest (assuming conversion of all outstanding convertible notes) in Mobile Satellite Ventures LP (MSV), a provider of wireless, satellite-based, communications services. As Motient owns less than 50% of MSV, Motient has no operating control of MSV. For further details regarding MSV, please see "Mobile Satellite Ventures" below. Our subsidiary, Motient Communications Inc. owns the assets comprising Motient's core wireless business, except for Motient's Federal Communications Commission, or FCC, licenses, which we hold in a separate subsidiary, Motient License Inc. Motient License was formed on March 16, 2004, as part of our amendment of our credit facility, and is a special purpose wholly-owned subsidiary of Motient Communications that holds all of the FCC licenses formerly held by Motient Communications. A pledge of the stock of Motient License, along with other assets of Motient Communications, secures borrowings under the term credit facility. For further details regarding the formation of Motient License, please see "Recent Developments - Credit

Facility". Our other four subsidiaries hold no material operating assets other than the stock of other subsidiaries and Motient's interests in MSV. On a consolidated basis, we refer to Motient Corporation and its six wholly-owned subsidiaries as "Motient," "we," or "us."


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


On May 24, 2004, the board of directors designated Myrna J. Newman, the Company's controller and chief accounting officer, as our principal financial officer.

Also on May 24, 2004, the board of directors elected Christopher W. Downie to the position of executive vice president, chief operating officer and treasurer. Mr. Downie remains our principal executive officer.

On May 6, 2004, the board of directors elected Raymond L. Steele to serve as a member of the board. They also elected him to our Audit Committee.

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


On February 10, 2004, our board of directors and Walter V. Purnell, Jr. mutually agreed to end his employment as president and chief executive officer. Concurrently, Mr. Purnell resigned as our director and of MSV and all of its subsidiaries.


History


We were formed in 1988 under the name "American Mobile Satellite Corporation" to construct, launch and operate a mobile satellite services system to provide a full range of mobile voice and data services via satellite to land, air and sea-based customers subject to local regulation. During 1995, we successfully launched our first satellite and initiated commercial voice service. In late 1996, we expanded our mobile data business through the acquisition of Rockwell International Corporation's dual mode mobile messaging and global positioning and monitoring service for commercial trucking fleets.

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

In connection with our acquisition of Motient Communications from Motorola in March 1998, our subsidiary, Motient Holdings Inc., issued $335.0 million of 12.25% senior notes due in 2008.

Prior to 2002, our working capital and operational financing was derived primarily from internally generated funds and from borrowings under two bank loan facilities, a $100.0 million term loan facility and a $100.0 million revolving credit facility. Borrowings under the bank facility were guaranteed by Hughes Electronics Corporation, Singapore Telecommunications Ltd. and Baron Capital Partners L.P. The indebtedness under the bank facility was also guaranteed by us and certain of our subsidiaries and was secured by some of our assets. We were also required to reimburse the bank guarantors for any payments made by the bank guarantors pursuant to their guarantees.


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

Sale of Transportation Business


In November 2000, Motient sold assets relating to its retail transportation business to Aether Systems for approximately $45 million. This consisted of $30 million for the assets, of which $10 million was held in an escrow account which was subsequently released in the fourth quarter of 2001 upon the satisfaction of certain conditions, and $15 million for a perpetual license to use and modify any intellectual property owned by or licensed by Motient in connection with the retail transportation business. Aether Systems acquired all of the assets used or useful in the retail transportation business, and assumed the related liabilities. Aether Systems also purchased the existing inventory in the business. In the fourth quarter of 2000, Motient recognized a gain of $6.6 million, which represented the difference between the net book value of the assets sold and the $20 million cash portion of the purchase price for the assets received at closing. Motient recognized an additional $8.3 million gain in the fourth quarter of 2001 when the additional $10 million of proceeds were released from escrow. The $1.7 million difference between the proceeds received and the gain recognized is a result of pricing modifications that were made at the time of the release of the escrow related to network capacity agreements. Motient deferred recognition of the $15 million perpetual license payment over a four year period, which represents the life of the network airtime agreement that Motient entered into with Aether Systems at the time of the closing of the asset sale.


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

Mobile Satellite Ventures


Business

Mobile Satellite Ventures LP is a provider of mobile satellite-based communications services. MSV currently has two satellites, which allow customers access to satellite-based wireless data, voice, fax and dispatch radio services almost anywhere in North and Central America, northern South America, the Caribbean, Hawaii and in various coastal waters.

MSV is also developing a next-generation system, a hybrid satellite/terrestrial wireless network over North America that will utilize new satellites working with MSV's patented "ancillary terrestrial component", or ATC, technology. MSV will be able to deploy terrestrial two-way radio network technology in thousands of locations across the United States, allowing subscribers to integrate satellite-based communications services with more traditional land-based wireless communications services. MSV is headquartered in Reston, VA., with an office in Ottawa, ON, Canada.

MSV is structured as a limited partnership, of which Motient is one of the limited partners, and holds a proportionate ownership interest in the corporate general partner. Motient has certain rights to appoint directors to the sole general partner of the limited partnership, but does not have any direct or indirect operating control over MSV. As of July 1, 2004, we had a 29.5% interest (assuming conversion of all outstanding convertible notes) in MSV.


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


On April 2, 2004, the above-mentioned additional $17.6 million investment was consummated. In connection with this investment, MSV's amended and restated investment agreement was amended to provide that of the total $17.6 million in proceeds, $5.0 million was used to repay certain outstanding indebtedness of MSV, including $2.0 million of accrued interest under the $15.0 million promissory note issued to Motient by MSV. The remainder of the proceeds from this investment will be used for general corporate purposes by MSV. Motient was required to use 25% of the $2 million it received in this transaction, or $500,000, to make prepayments under its existing notes owed to Rare Medium Group, Inc. and Credit Suisse First Boston. As of the closing of the initial investment on April 2, 2004, Motient's percentage ownership of MSV was approximately 29.5% (assuming conversion of all outstanding convertible notes).

MSV's Next-Generation Communications System: The ATC Approval Process

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


In addition to its L-band spectrum, MSV has the right to receive nationwide spectrum in the 2 GHz, or S-band, from TMI. In February 2003, following petitions filed by several wireless carriers, the FCC cancelled TMI's authorization in the S-band due to an alleged failure to enter into a non-contingent satellite construction contract before the specified date. At this time, the FCC also ceased processing a pending application to approve the transfer of the authorization to TerreStar, a subsidiary of MSV. In March 2003, TerreStar and TMI requested that the FCC reverse the cancellation order and reinstate the license and the process to grant the assignment application. There can be no assurance that the FCC will ultimately reinstate TMI's S-band license and permit the transfer of such license to TerreStar or a TerreStar affiliate.

On May 17, 2004, MSV was awarded its first patent on a next generation satellite system technology containing an ancillary terrestrial component (ATC) innovation. MSV believes that this patent will support its ability to deploy ATC in a way that minimizes interference to other satellite systems, and addresses ways to mitigate residual interference levels using interference-cancellation techniques.

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


Pursuit of Restructuring Plan Under Protection of Bankruptcy Code -Conversion of Outstanding Debt


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

Upon effectiveness of the Plan, the ownership of Motient changed significantly, with creditors becoming the new owners of substantially all of the equity of Motient. Under the Plan, holders of the senior notes exchanged the principal amount of their notes and all accrued interest thereon for shares of our common stock. In addition, certain of our trade creditors received shares of our common stock in settlement of their claims. All then outstanding shares of our pre-reorganization common stock and all unexercised options and warrants were cancelled. Holders of our pre-reorganization common stock received warrants to purchase an aggregate of approximately 1,496,512 shares of common stock. The warrants were exerciseable to purchase shares of our common stock at a price of $.01 per share, if and only at such time, the average closing price of our common stock for ninety consecutive trading days was equal to or greater than $15.44 per share during the two years following our reorganization. The terms of these warrants were not met and therefore, they expired May 1, 2004. Also pursuant to the Plan, we issued to Evercore Partners LP, financial advisor to the creditors' committee in our reorganization, a warrant to purchase up to 343,450 shares of common stock, at an exercise price of $3.95 per share. The warrant has a term of five years.


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

For a more complete discussion of certain effects of the Chapter 11 filing on our business and results of operations, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

Motient's Business Strategy

Motient's objective is to increase revenues by using its enterprise data experience to continue to penetrate the large markets for mobile data communications services and solutions and wireless telemetry applications while keeping costs under control. To meet these objectives, we intend to:


Leverage Distribution Resources of Strategic Resellers. To penetrate target markets without significant direct sales and marketing expenses, Motient has signed agreements creating a number of strategic alliances with industry leaders, such as Verizon Wireless and T-Mobile. Motient intends to leverage these relationships to address significantly more potential customers than Motient would be able to address on its own. Motient also has signed contracts and has long-established working relationships with a roster of resellers and wholesale arrangements with third parties for its mobile data communications service and solutions, including SkyTel Communications, Inc., Metrocall Wireless, Inc., Aether Systems (which purchased our transportation assets in November 2000), Research In Motion, Ltd. and Earthlink, Inc., among others. In the market for small to medium-sized wireless email business users, Motient has signed a sales agent agreement with CDW Computer Centers, Inc., allowing resale of Motient services by CDW. Motient has also entered into agreements with a number of device manufacturers, resellers and software vendors to develop and offer a variety of specialized applications, including heating, ventilation and air conditioning, commonly known as HVAC, system monitoring, energy meter reading, office and vending machine automation and wireless point-of-sale applications such as credit card processing. Motient plans to continue to seek new strategic distribution channels that will enable it to more fully penetrate its existing markets and access potential new markets. In addition, Motient intends to exploit cross-selling opportunities using some of its existing large corporate customers in the future.

Leverage Motient's Expertise in Selling and Provisioning Complete Data Solutions for Business Customers. A key strategic asset of Motient is its experienced sales, customer care and technical support team. This team is qualified to sell complete data solutions, rather than simply devices and network airtime, that may include network services that utilize more than Motient's core terrestrial network, such as customer support and business services.

Effectively Manage the Anticipated Migration of our Mobile Internet Segment Customers to Newer Technologies. Due to the emergence of newer, higher-capacity, networks with telephone service capabilities, as well as limitations on the number of available mobile internet user devices, primarily as a result of Research In Motion's decision in 2003 to discontinue the RIM 857 product line, we are implementing initiatives to manage the migration of these customers to newer networks. These efforts include referring these customers to T-Mobile and Verizon through our agent agreements with those companies. This migration is underway, and it allows us to continue to support our customers, while also generating revenue upon referral. This migration of customers will also allow for some excess capacity to be removed from our network in the future, which would reduce our operating costs.

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


Focus Growth Efforts on Network Efficient Applications. Certain applications have key attributes that make them an efficient use of the Motient network. Applications such as wireless point-of-sale and transportation and dispatching applications (found in industries such as transportation, trucking and credit card processing) typically have small bandwidth requirements and can be designed to utilize the network on a 24 hours per day, 7 days per week basis, thus smoothing loading requirements and optimally using our existing capacity. We believe that these kinds of applications are poised for significant growth and that this growth can be accommodated efficiently on the existing Motient network, and we have signed agreements with several resellers that specialize in these kinds of applications. This growth could also allow for some excess capacity to be removed from our network in the future, which would reduce our operating costs.

Develop New Wireless Applications to Increase Demand and Revenue Per Subscriber. Motient intends to exploit the market potential of its wireless network by working with resellers and major e-business solutions providers to develop additional innovative wireless applications and content-based services. As market acceptance and demand for wireless email grows, Motient believes users will demand an increasing variety of Internet-based content and services. Motient currently offers content-based services to its customers for use with its eLink service provided through agreements in place with GoAmerica, Novarra, Inc., Notify Inc. and Neomar, Inc.

Enhance the Technical Advantages of Motient's Network. Motient has been providing terrestrial wireless airtime and services to customers for over a decade, leveraging its nationwide terrestrial wireless two-way data network. Motient believes that its network provides key competitive advantages, including:


     o    nationwide geographic coverage;

     o guaranteed two-way message delivery and "always on" real-time data communication; and


     o deep in-building penetration with superior performance characteristics when compared with many other networks.

Take Advantage of Motient's Professional Service and Back-Office Capabilities to Generate New Revenue Opportunities. Motient has deployed comprehensive and customized data communications solutions for businesses for over a decade. These data communications solutions have often required specialized billing, data switching requirements and inventory and reporting requirements, among other tailored back-office capabilities. With little development, these professional services and back-office capabilities can be tailored to satisfy existing and new customers on Motient's network or an alternative network. Motient believes that these professional services and back-office capabilities can be positioned as network or carrier agnostic and thus provide customers potentially expansive network capabilities and service at the lowest cost.

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

Motient's Products and Services


General


Motient sells wireless devices, airtime and applications. Our wireless data applications include wireless email, wireless Internet and Intranet access, wireless faxing, paging and peer-to-peer communications, wireless asset tracking and dispatching, and wireless point-of-sale and data monitoring applications. Motient supports over 22 types of devices from more than 17 different manufacturers for use on our network. These devices include Research In Motion handheld devices, ruggedized laptops, handheld digital assistants and wireless modems for personal computers, or PCs. Motient has also developed proprietary software and has engaged a variety of other software firms to develop other "middleware," to assist its customers' development efforts in connecting their applications to our network. Also, a number of off-the-shelf software packages enable popular email software applications on Motient's network.

Motient intends to broaden its product line through its agreements with wireless carriers to resell airtime subscriptions and communications devices for use on their next generation high-speed networks. In doing so, Motient believes it will be able to enhance our sales performance by offering enterprise customers a full array of technology solutions that meet their needs, independent of the network.


Mobile Internet
---------------

eLink Wireless Email


Motient's eLink wireless email service provides mobile users with integrated wireless access to a broad range of corporate and Internet email and personal information management applications. Motient's eLink service is generally used on wireless handheld devices manufactured by Research In Motion, including the

RIM 850 and RIM 857 wireless handhelds. Although production of the RIM 850 and RIM 857 wireless handhelds has been discontinued by Research in Motion, Motient has implemented an "equivalent to new" program to obtain returned devices to allow it to add new customers to its network. Motient believes that its current stock of these devices, will, in conjunction with this program, be sufficient to satisfy demand for these products in the foreseeable future. Even if there is a sufficient supply of these devices, however, our rights to use and sell the devices, as well as the BlackBerry(TM) software, may be limited or made prohibitively expensive as a result of a pending patent infringement lawsuit brought against Research In Motion. Motient's network does not support any newer RIM handheld devices. Please see Item 3, "Legal Proceedings" for further details.

Users of Motient's eLink Agent service can send and receive email messages using their existing corporate or Internet email address, over Motient's terrestrial wireless radio data network, as long as the user's email system is compliant with the industry protocol known as post office protocol 3, or POP 3. Motient's eLink service also features an Internet message access protocol 4, or IMAP 4, solution, providing greater flexibility to customers by adding a more robust Internet email application protocol. Outgoing mail sent from the device appears to have come from the user's desktop PC. eLink synchronizes with a user's desktop PC so that full calendar, task list and contact information can be instantly swapped to and from the device. To address the security needs of corporate customers, eLink Agent is also offered in a self-contained format so that the corporate customer can install the network gateway software behind its firewall on servers located on the customer's site.

Motient's eLink Messenger service (generally used in conjunction with eLink Agent) assigns a unique email address (separate from the user's corporate or Internet email address), allowing users to send and receive wireless email messages independent of other email systems. In addition, the Messenger service allows users to send faxes from their device, and the device also functions as a pager. Messenger also enables users to synchronize their device with calendar, task list and contact information from their desktop PC.


BlackBerry(TM) by Motient


BlackBerry(TM) by Motient is a wireless solution specifically designed for corporate environments using Microsoft Exchange. BlackBerry(TM) by Motient operates on the Motient(R) Network and has substantially the same functionality as Motient's eLink service, including wireless email, as well as a variety of similar personal information management functions and applications. BlackBerry(TM) integrates with Microsoft Exchange email accounts. Motient also offers a BlackBerry(TM) product that integrates with the Lotus Notes email platform.


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


Motient is authorized to resell BlackBerry(TM) by Motient pursuant to an agreement with Research In Motion. RIM also resells BlackBerry(TM) by Motient on Motient's network through a variety of resellers and value-added resellers.


T-Mobile/Verizon Wireless


In addition to selling messaging services that use our own network, we also sell a variety of devices distributed by Verizon Wireless and T-Mobile USA for use on their wireless networks. These contracts, which were signed in the first quarter of 2003, allow us to sell and promote wireless email and wireless Internet applications on networks with greater capacity and speed than our own, and that are voice capable. We generate revenue in the form of one-time commissions from the sale of subscriptions on their networks. This revenue represented less than 1% of our revenues at in the year ended December 31, 2003.

Field Service Applications
--------------------------

In the field service market, long-standing customers such as IBM use Motient's wireless network, wireless applications and professional support services and back-office capabilities to enable their mobile field service technicians to stay connected. For these and other field service customers, Motient also provides critical professional support service and back-office functionality tailored to our customers' respective communications requirements, such as specialized billing, data switching, inventory tracking, customer support and reporting.

Transportation and Shipping
---------------------------

In the transportation and shipping market, customers take advantage of Motient's nationwide network, data switching and routing capabilities and professional support services and back-office capabilities to provide effective communications solutions to transportation and shipping fleets and other similar mobile customers. For these and other transportation and shipping customers, Motient also provides critical professional support service and back-office functions tailored to our customers' respective communications requirements, such as specialized billing, data switching, inventory tracking, customer support and reporting.


Telemetry
---------


Telemetry involves the transmission of generally small amounts of data from a remote device to a master collection or monitoring point. The data may be stored in a device and then transmitted when necessary or cost-effective. Motient has signed agreements with a variety of resellers, device manufacturers and software vendors in this market. We have also signed agreements with several application service providers such as U.S. Wireless Data, Inc. and U.S. Technologies to develop and offer a variety of customer-driven telemetry applications. Applications include HVAC system monitoring, wireless point-of-sale systems, energy monitoring, vending and office machine automation and security/alarm monitoring. We believe that our expansive wireless network and telemetry experience allow us to provide cost-effective and comprehensive solutions for these communication requirements.


Pricing of Services


Motient's customers are generally charged a monthly access fee or minimum usage fee. Unless on a flat rate plan, users also pay for usage depending on the number of kilobytes of data transmitted. Motient's pricing plans offer a wide variety of volume packaging and discounts, consistent with customer demand and market conditions, from flat-rate plans to per message or per kilobyte plans. Generally, Motient reflects the addition of a subscriber unit upon the registration of a unit on its network. In certain cases, primarily as it relates to strategic resellers, a percentage of these subscriber units do not become revenue producing for up to several months from initial registration on the network.


Motient's Customers


As of December 31, 2003, there were approximately 204,000 user devices registered on Motient's network, and an established customer base in the following market categories:


                                                           Percentage of
        Market Categories                                   Total Units
        -----------------                                   -----------
        Transportation and package delivery                       23%
        Field service                                              9
        Telemetry and point of sale                               16
        Wireless internet or email                                52
                                                             -----------
        Total                                                    100%
                                                                 ====

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


UPS, Motient's second largest customer for the year ended December 31, 2003 and eighth largest customer for the three months ended December 31, 2003, substantially completed its migration to next generation network technology in the first six months of 2003, and its monthly airtime usage of the Motient's network declined significantly. Consequently, the revenue and cash flows generated by UPS declined significantly. While Motient expects that UPS will remain a customer for the foreseeable future, there are no minimum purchase requirements under Motient's contract with UPS and the contract may be terminated by UPS on 30 days' notice. As of December 31, 2003, UPS had approximately 7,120 active units on Motient's network.

In addition, due to a separate arrangement entered into in 2002 under which UPS prepaid for network airtime to be used by it in 2004, we do not expect that UPS will be required to make any cash payments to us in 2004 for service to be provided in 2004. As of June 30, 2004, UPS has not been required to make any cash payments to us in 2004 for service provided in 2004, and the value of our remaining airtime service obligations to UPS in respect of the prepayment was approximately $4.3 million as of May 31, 2004. If UPS terminates its contract with Motient, any remaining prepayment would be required to be repaid. We have implemented a number of initiatives to offset the loss of revenue and cash flow from UPS. Please see "Motient's Business Strategy" for more information regarding these initiatives, which may not be sufficient to offset the loss of cash flow and revenue from UPS.


Marketing and Distribution

Motient markets its wireless services through strategic distribution resellers and its direct sales force.

Strategic Alliances and Resellers


To penetrate new wireless data markets which Motient believes have significant growth potential, Motient has signed contracts for a variety of strategic alliances. Motient intends to leverage the marketing and distribution resources and large existing customer bases of these resellers to address significantly more potential customers than Motient would be able to address on its own. Motient has agreements with industry-leading resellers for the sale of Motient's wireless email services, including SkyTel, Metrocall, Aether Systems, Research In Motion and Earthlink. Other alliances include:

     o In the market for small to medium-sized business users, Motient has signed a reseller agreement with CDW Computer Centers;

     o Motient has teamed with Wynd Communications, Inc. to provide wireless services for the hearing impaired; and

     o Motient has relationships with a number of device manufacturers, resellers and software vendors to develop and offer a variety of customer-driven telemetry applications. US Wireless Corporation is a key partner in the wireless credit card processing and point-of-sale segment, and USA Technologies, Inc. is developing telemetry applications using Motient's network in the vending machine segment.


Motient is continuing to seek additional strategic distribution channels to help Motient move forward with its plan to more fully penetrate its existing markets and access potential new markets on an incremental basis.

Furthermore, Motient has broadened its product line by entering into agreements with Verizon and T-Mobile to include their next generation high-speed data services, as well as voice services, in Motient's product offerings. By doing so, Motient believes that it would be able to market itself as a "one-stop shop" for a full array of technology and product offerings, not just those products operating on the Motient network.


Direct Sales Force


Motient has a direct sales force that is experienced in selling its various wireless services. Motient's direct sales force is focused on the requirements of business customers who need customized applications as well as promoting its eLink and BlackBerry(TM) by Motient services to vertical markets. Motient's corporate accounts group is focused on promoting wireless data solutions to wirelessly enable company-wide email systems for Fortune 500 accounts. Sales to corporate account targets generally require a sustained sales and marketing effort lasting several months. Prior to making a buying decision, a majority of the accounts exercise a due diligence process where competitive alternatives are evaluated. Motient's employees often assist in developing justification studies, application design support, hardware testing, planning and training. In the wireless email area, Motient's internal sales force has been key to its ability to convey customer feedback to its product management team, enabling Motient to identify and develop new product and service features.


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


Subscriber units receive and transmit wireless data messages to and from terrestrial radio transmitters/receivers, known as base stations, which are housed located on various leased antenna sites across the United States. Terrestrial messages are then routed to their destination via leased communications circuits and data switches that Motient owns, which connect to the public data network.


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

Motient's eLink service can be used on wireless handheld devices manufactured by Research In Motion, including the RIM 850 and RIM 857 wireless handhelds. No newer Research in Motion devices can be used on our network. In addition, eLink can be used with Palm(TM) V series and IBM WorkPad handhelds by using Motient's MobileModem, a wireless modem that clips on to Palm(TM) V series and IBM WorkPad PDAs to provide these devices with email and Internet access via the Motient Network. Research In Motion also manufactures modems designed to be integrated into handheld field service terminals, telemetry devices, utility monitoring and security systems and certain other computing systems. Motient's supply arrangements with Research In Motion are not exclusive, and Research In Motion manufactures similar hardware products for other companies, including Cingular Wireless LLC, a principal competitor in the two-way wireless email market segment.

On June 26, 2003, Research In Motion, Limited, or RIM, provided us with a written End of Life Notification for the RIM 857 wireless handheld device. This means that Research in Motion will no longer produce this model of handheld device. RIM no longer manufactures the RIM 850. The last date for accepting orders for the RIM 857 was September 30, 2003, and the last date for shipment of devices was January 2, 2004. Motient continues to purchase limited quantities of RIM 857 devices from RIM, and has implemented a RIM 857 and RIM 850 "equivalent to new" program and expects that there will be sufficient returned RIM 857 and 850s to satisfy demand for the foreseeable future. During the years ended December 31, 2002 and 2003, a majority of Motient's equipment revenues were attributable to sales of the RIM 857 device, and Motient estimates that approximately 35% and 52%, respectively, of its monthly recurring service revenues were derived from wireless messaging that use RIM 857 devices in December 2002 and December 2003, respectively.


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


Motient's FCC licenses are granted for a term of 10 years, and are renewable. For Motient's non-market-based licenses, or non-auction licenses, renewal is granted in the ordinary course. Motient no longer holds any auction licenses. All such licenses were sold in November 2003 to Nextel Communications and its affiliates.


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


Risk Factors


Investors should consider the following risk factors, in addition to the other information presented in this Annual Report and the other Reports and registration statements we file from time to time with the Securities and Exchange Commission, in evaluating us, our business and an investment in our securities. Any of the following risks, as well as other risks and uncertainties, could harm our business and financial results and cause the value of our securities to decline, which in turn could cause investors to lose all or part of their investment in us. The risks below are not the only ones we face. Additional risks not currently known to us or that we currently deem immaterial also may impair our business.


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

We do not generate sufficient cash from operations to cover our operating expenses, and it is unclear when, or if, we will be able to do so. Even after we begin to generate cash in excess of our operating expenses, we expect to require additional funds to meet remaining interest obligations, capital expenditures and other non-operating cash expenses. We currently anticipate that our funding requirements through 2004 should be met through a combination of various sources, including:

     o cash on hand, including cash generated by our April 7, 2004 and July 1, 2004 private placements of common stock,

     o    net cash flow from operations,

     o our term credit facility, of which $5.7 million remains available for borrowing through December 31, 2004, and

     o proceeds from the sale of certain frequency assets that are not necessary for our future network requirements (See
          "Business--Regulation --Sale of SMR Licenses to Nextel Communications, Inc.").


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


As of December 31, 2003, we had approximately $36.1 million of debt outstanding (including our term credit facility, capital leases, notes with Rare Medium and CSFB and obligations owed to Motorola and accrued interest thereon). See Note 16 "Subsequent Events" of our consolidated financial statements for further information on the negotiation of settlements and the termination of certain of these obligations. In January 2003, we secured a $12.5 million credit facility of which we had drawn $4.5 million as of December 31, 2003. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Debt and Capital Lease Obligations-- Term Credit Facility" for more information on repayment of outstanding amounts under this facility. Some of these debt obligations have current interest and principal requirements. As of December 31, 2003, $3.9 million of our debt obligations were recorded as current liabilities. We cannot assure you that our operating cash flow will be adequate to pay the principal and interest payments on this indebtedness when due, as well as to fund all of our contemplated capital expenditures. Some of these debt obligations also have certain minimum covenant requirements.

Our term credit facility imposes certain conditions on our ability to make draws, including compliance with certain financial and operating covenants. We provided notices of default and received respective waivers for our covenant requirements in the monthly periods ended April 2003 through December 2003 under our term credit facility. We cannot assure you that our operating results will be adequate to meet future minimum covenant requirements, which could lead to events of default and acceleration of these debt obligations. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Debt and Capital Lease Obligations--Term Credit Facility" for more information on our debt covenant compliance, defaults, waivers and repayment of the outstanding amounts under this facility.


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


During the course of the fiscal 2002 year-end closing process and subsequent audit of our financial statements for the eight month period ended December 31, 2002, our management and our then-current independent auditors, PricewaterhouseCoopers, identified several significant deficiencies in our internal controls. In response to these concerns, we have implemented enhanced measures and have dedicated more resources to improve our account reconciliation process and to further strengthen our internal controls. For a description of these measures, see "Item 9A. Controls and Procedures."

Management believes that it has addressed these internal control deficiencies and currently has effective disclosure controls and procedures. However, significant resources will continue to be required to maintain appropriate controls and procedures and to prepare our financial statements and other disclosures in light of increasing controls and procedures requirements imposed by Sarbanes-Oxley. Failure to maintain such controls and procedures may increase the risk of future errors or omissions in our financial statements or public reports or filings and may prevent us from meeting our filing deadlines.

There can be no assurance that these actions and any other actions that we have taken to maintain and improve our internal controls and procedures will be effective over time. Our inability to implement these actions could adversely affect our ability to record, process, summarize and report financial data in compliance with our reporting obligations.


We may not be able to realize value from our investment in MSV due to risks associated with MSV's next-generation business plan.


MSV's next-generation business plan involving ancillary terrestrial component, or ATC, is novel and without established precedent. Neither MSV nor any other company has developed an integrated hybrid network, and MSV's success will depend on several factors, including


     o the ultimate resolution of pending FCC and court proceedings with respect to MSV's L-band license and S-band rights;

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

     o MSV's ability to develop and integrate the complex technologies associated with its next-generation system;

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

Our eLink service competes with a variety of services that offer two-way messaging and PDA functionality on small, portable devices. Most of these competing services are better established in the marketplace, and many competitors have substantially greater financial, technical, marketing, sales, distribution and other resources than we have. We expect that we will continue to compete primarily with Cingular Wireless, which offers wireless data services over its network, including Research In Motion's BlackBerry(TM) email service. Our agreement with Research In Motion permits us to market the BlackBerry(TM) service in the United States on the Motient network. These and other firms may enter the markets where we focus our sales efforts, which may create downward pressure on the prices for our services and negatively impact our returns. Many of the existing and potential competitors have financial and other resources far greater than those of Motient. In addition, continuing consolidation in the communications industry, including Cingular Wireless' proposed acquisition of AT&T Wireless, may strengthen existing competitors or give rise to significant new competitors which would threaten our business.

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

Additionally, some or all of our suppliers could enter into exclusive arrangements with our competitors, or cease selling these components at commercially reasonable prices, or at all. Research In Motion, which is our primary supplier of devices for our eLink wireless email service, also markets and sells BlackBerry(TM), which is an alternative wireless email service offered on the Cingular Interactive network. We also have an agreement with Research In Motion permitting us to market the BlackBerryTM service in the United States on our network. If we fail to obtain products on a timely basis at an affordable cost, or experience any significant delays or interruptions of supply, our business will be harmed.

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

Our rights to use and sell the BlackBerry(TM) software and Research In Motion's handheld devices may be limited or made prohibitively expensive as a result of a patent infringement lawsuit brought against Research In Motion by NTP Inc. (NTP v. Research In Motion, Civ. Action No. 3:01CV767 (E.D. Va.)). In that action, a jury concluded that certain of Research In Motion's BlackBerry(TM) products infringed patents held by NTP covering the use of wireless radio frequency information in email communications. On August 5, 2003, the judge in the case ruled against Research In Motion, awarding NTP $53.7 million in damages and enjoining Research In Motion from making, using, or selling the products, but stayed the injunction pending appeal by Research In Motion. The appeal has not yet been resolved. As a purchaser of those products, we could be adversely affected by the outcome of that litigation.

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

On March 14, 2002, the FCC adopted a notice of proposed rulemaking exploring options and alternatives for improving the spectrum environment for public safety operations in the 800 MHz band. In connection with this proceeding, Nextel has proposed, in a "white paper" to the FCC, that some of its wireless spectrum in the 700 MHz band, lower 800 MHz band, and 900 MHz band be exchanged for spectrum in the upper 800 MHz band and in the 2.1 GHz band. Nextel's proposal creates blocks of contiguous spectrum to be shared by public safety agencies. The Nextel proposal, as submitted to the FCC, would require that Motient either (i) continue to operate using its existing lower 800 MHz band spectrum on a secondary, non-interfering basis with the public safety agencies who would be relocated in the same spectrum, or (ii) relocate, at its own expense, to other spectrum in the 700 MHz or 900 MHz bands. Motient believes it is highly unlikely that it could continue to operate in the lower 800 MHz bands on a secondary, non-interfering basis. If Motient is required to relocate to spectrum in the 700 MHz or 900 MHz bands, it would incur substantial operational and financial costs, including costs relating to:

     o manufacturing replacement infrastructure and user hardware to operate on Motient's network in the 700 MHz or 900 MHz bands;

     o disruptions to existing customers as a result of the relocation to other spectrum bands;

     o    possible diminished data speed; and

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


It was reported that in March of 2004, the staff of the FCC circulated a draft order to the five FCC Commissioners recommending adoption of the plan for the re-allocation of the 800 MHz spectrum commonly known as the "Consensus Plan". However, the staff apparently also recommended the rejection of Nextel's offer to pay $850 million to recover the costs of the re-allocation of the spectrum, as the staff apparently felt this amount to be insufficient to cover the costs of such re-allocation. On April 8, 2004, Motient filed a request with the FCC asking that the FCC relocate Motient into the so called "upper-800 MHz band" as part of the Consensus Plan. The FCC did not adopt the order in April, and one month later, the Cellular Telecommunications & Internet Association, or CTIA, proposed a plan that would grant Nextel alternative spectrum in the less valuable 2.1 GHz band. Verizon Wireless has advanced CTIA's and a similar plan, and has pledged to bid $5 billion for the 1.9 GHz spectrum if those airwaves are auctioned. Nextel has vigorously opposed the CTIA and Verizon Wireless plans, insisting that it be allowed to relocate to the 1.9 GHz spectrum. News accounts have stated that some senior officials at the FCC would prefer to grant Nextel the 2.1 GHz spectrum because such a grant is less subject to a court challenge as an impermissible sale of spectrum outside of an auction. Some members of Congress have also expressed interest in the proceeding. Given the uncertain outcome of this proceeding, we cannot assure you that our operations will not be affected by it.

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

We have never paid cash dividends on our common stock and do not anticipate that any cash dividends will be paid on the common stock for the foreseeable future. The payment of any dividend by us will be at the discretion of our board of directors and will depend on, among other things, our earnings, capital requirements and financial condition. In addition, under Delaware law, a corporation cannot declare or pay dividends on its capital stock unless it has an available surplus. Furthermore, the terms of some of our financing arrangements directly limit our ability to pay cash dividends on our common stock. The terms of any future indebtedness of our subsidiaries also may generally restrict the ability of some of our subsidiaries to distribute earnings or make other payments to us.

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

Item 2. Properties
------------------

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

Item 3. Legal Proceedings
-------------------------

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

Our rights to use and sell the BlackBerry(TM) software and Research In Motion's handheld devices may be limited or made prohibitively expensive as a result of a patent infringement lawsuit brought against Research In Motion, or RIM, by NTP

Inc. (NTP v. Research In Motion, Civ. Action No. 3:01CV767 (E.D. Va.)). In that action, a jury concluded that certain of RIM's BlackBerry(TM) products infringe patents held by NTP covering the use of wireless radio frequency information in email communications. On August 5, 2003, the judge in the case ruled against RIM, awarding NTP $53.7 million in damages and enjoining RIM from making, using, or selling the products, but stayed the injunction pending appeal by RIM. This appeal has not yet been resolved. As a purchaser of those products, we could be adversely affected by the outcome of that litigation.


On April 15, 2004, Motient filed a claim under the rules of the American Arbitration Association in Fairfax County, VA, against Wireless Matrix Corporation, a reseller of Motient's services, for the non-payment of certain amounts due and owing under the "take-or-pay" agreement between Motient and Wireless Matrix. Under this agreement, Wireless Matrix agreed to purchase certain minimum amounts of airtime on the Motient network. In February 2004 Wireless Matrix informed Motient that it was terminating its agreement with Motient. Motient does not believe that Wireless Matrix has any valid basis to do so, and consequently filed the above-mentioned claim seeking over $2.6 million in damages, which amount represents Wireless Matrix's total prospective commitment under the agreement. In June 2004, Motient reached a favorable out of court settlement with Wireless Matrix in which Wireless Matrix will pay Motient $1.1 million.


Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2003.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
-----------------------------------------------------------------------------

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

Common Stock

                                  2004 (Successor Company)                       High             Low
                   --------------------------------------------------------------------------------------
                   First Quarter                                                $7.45            $4.05
                   Second Quarter (through June 24, 2004)                      $10.89            $6.15
                   --------------------------------------------------------------------------------------
                                  2003 (Successor Company)                       High             Low
                   --------------------------------------------------------------------------------------
                   First Quarter                                                $4.00            $2.75
                   Second Quarter                                               $5.75            $2.00
                   Third Quarter                                                $6.35            $4.35
                   Fourth Quarter                                               $5.55            $3.50
                   --------------------------------------------------------------------------------------
                                  2002 (Successor Company)                       High             Low
                   --------------------------------------------------------------------------------------
                   Second Quarter (beginning May 1, 2002)                       $5.90            $3.60
                   Third Quarter                                                $4.45            $0.75
                   Fourth Quarter                                               $3.40            $0.65
                   --------------------------------------------------------------------------------------
                                 2002 (Predecessor Company)                      High             Low
                   --------------------------------------------------------------------------------------
                   First Quarter                                                $0.45            $0.40
                   Second Quarter (through April 30, 2002)                      $0.085           $0.036


Warrants to Purchase Common Stock

                        2004 (Successor Company)                                High         Low
                   --------------------------------------------------------------------------------------
                   First Quarter                                                $0.25        $0.02
                   Second Quarter (through May 1, 2004)                         $0.11        $0.001
                   --------------------------------------------------------------------------------------
                        2003 (Successor Company)                                High         Low
                   --------------------------------------------------------------------------------------
                   First Quarter                                                $0.25        $0.05
                   Second Quarter                                               $0.35        $0.07
                   Third Quarter                                                $0.40        $0.12
                   Fourth Quarter                                               $0.20        $0.02
                   --------------------------------------------------------------------------------------
                        2002 (Successor Company)                                High         Low
                   --------------------------------------------------------------------------------------
                   Second Quarter (beginning May 1, 2002)                       $3.00        $0.25
                   Third Quarter                                                $0.50        $0.15
                   Fourth Quarter                                               $0.38        $0.01


The high and low sales prices represent the intra-day prices on the OTC Bulletin Board during the periods in which we were quoted on the OTC Bulletin Board, and on the Pink Sheets thereafter. The warrants to purchase common stock were issued as part of Motient's reorganization. In prior periods, no warrants were quoted on any exchange or similar service. The quotations represent inter-dealer quotations, without retail markups, markdowns or commissions, and may not necessarily represent actual transactions.


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


On July 29, 2003, in connection with the execution of the letter agreement with Further Lane, under which Further Lane is providing investment advisory services to us, we issued Further Lane a warrant to purchase 200,000 shares of our common stock. The exercise price of the warrant is $5.10 per share. The warrant was immediately exercisable upon issuance and has a term of five years. The warrant was issued in reliance upon the exemption afforded by Section 4(2) of the Securities Act.


No underwriters were involved in any of the foregoing distributions of securities.

Item 6. Selected Financial Data
-------------------------------


The following table summarizes our financial results as of and for the fiscal years ended December 31, 1999 through December 31, 2001, the four months ended April 30, 2002, the eight months ended December 31, 2002, and the year ended December 31, 2003. The consolidated balance sheet data and the consolidated statement of operations data as of and for the year ended December 31, 1999 are derived from the consolidated financial statements of Motient, which were audited by Arthur Andersen LLP, independent accountants who have ceased operations. The other consolidated balance sheet data and the other consolidated statement of operations data are derived from the consolidated financial statements of Motient, which were audited by Ehrenkrantz Sterling & Co. LLC, independent public accounting firm, except for the December 31, 2003 balance sheet, which were audited by Friedman LLP, successors-in-interest to Ehrenkrantz Sterling & Co. LLC. The financial statements for certain historical periods have been restated to give effect to the accounting treatment with respect to the MSV transactions, Aether Systems transactions and certain additional financial statement adjustments discussed in the Introductory Note and in greater detail in Note 2, "Significant Accounting Policies - Restatement of Financial Statements," of notes to the consolidated financial statements. All of the financial information for Motient up to and including April 30, 2002 is referred to as "Predecessor Company" results. The financial information for Motient for the periods subsequent to April 30, 2002 are referred to as "Successor Company" results.


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

                      Selected Consolidated Financial Data
                  (Amounts in thousands except per share data)

                                               Successor Company                         Predecessor Company(1)(2)(3)(4)
                                           -----------------------------------------------------------------------------------

                                                          Eight Months    Four Months   (Restated)      (Restated)
                                             Year Ended       Ended          Ended       Year Ended     Year Ended    Year Ended
                                            December 31,   December 31,    April 30,    December 31,   December 31,   December 31,
                                                2003          2002           2002          2001            2000           1999
                                                ----          ----           ----          ----            ----           ----
Revenues                                 $    54,485    $    36,617    $    22,373    $    90,265    $    95,756    $    91,071
Operating Loss                               (45,702)       (33,800)       (21,430)       (97,223)      (182,914)      (224,392)
Income (loss) before
reorganization items                         (62,122)       (58,786)       (24,138)      (267,000)      (134,851)      (330,931)

Reorganization items                              --           (772)       256,116         (2,497)        (3,035)            --

Income tax provision                              --             --             --             --             --             --

Net (loss) income                            (62,122)       (59,558)       231,978       (269,497)      (137,886)      (330,931)

XM radio preferred stock
dividend requirement                              --             --             --             --         (5,081)            --

XM beneficial conversion                          --             --             --             --        (44,438)            --
                                           ---------      ---------       --------     ----------     ----------     ----------
Net (loss) income before
cumulative effect of accounting
change                                   $   (62,122)   $   (59,558)   $   231,978    $  (269,497)   $  (187,405)   $  (330,931)
                                           ---------      ---------       --------     ----------     ----------     ----------
Cumulative effect of change in
accounting principle                              --             --             --             --         (4,677)            --
Net (loss) income attributable
to common shareholders                   $   (62,122)   $   (59,558)   $   231,978    $  (269,497)   $  (192,082)   $  (330,931)
                                           ---------      ---------       --------     ----------     ----------     ----------
Basic and diluted net income
(loss) per common share                  $     (2.47)   $     (2.37)   $      3.98    $     (5.27)   $     (3.89)   $     (8.33)
Weighted-average common shares
outstanding during the period -
basic and diluted                             25,145         25,097         58,251         51,136         49,425         39,704
Total assets                                 157,028        202,221        257,401        240,465      1,572,036        809,948
Long term liabilities                    $    33,189    $    33,913    $    29,785    $    30,652    $   753,376    $   470,784


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

Item 7. Management's Discussion and Analysis of Financial Condition
-------------------------------------------------------------------
and Results of Operations.
--------------------------

Overview and Introduction


The following Management's Discussion and Analysis is intended to help the reader understand Motient Corporation. It is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes.

It should also be read and understood in the context of several material accounting issues, namely (1) the effect of fresh-start accounting following our emergence from bankruptcy on May 1, 2002, and (2) the resolution of the appropriate accounting treatment with respect to transactions involving Aether Systems Inc. and Mobile Satellite Ventures, and the resultant delay in the filing of our 2002 and 2003 quarterly and annual reports on Forms 10-Q and 10-K, respectively, which have only been recently filed.

As a result of the re-audit of the years ended December 31, 2000 and 2001 performed by Ehrenkrantz Sterling & Co. LLC, certain additional financial statement adjustments were proposed and accepted by us for the periods noted above (See Note 2, "Significant Accounting Policies" of notes to the consolidated financial statements). Our financial statements for the years ended December 31, 2000 (restated) and December 31, 2001 (restated) and the period from January 1, 2002 to April 30, 2002 (restated) and May 1, 2002 to December 31, 2002 have been audited by Ehrenkrantz Sterling & Co. LLC. Friedman LLP (successor-in-interest to Ehrenkrantz Sterling & Co. LLC) has audited our financial statements for the year ended December 31, 2003 (see Item 9. "Changes in and Disagreements with Accountants on Accounting an Financial Disclosure"). For a description of the material differences between our original accounting treatment with respect to the MSV and Aether Systems transactions and the revised accounting treatment that we concluded is appropriate as a result of this process, please see Note 2, "Significant Accounting Policies - Restatement of Financial Statements," of notes to the consolidated financial statements and our current report on Form 8-K dated March 14, 2003.

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

Of our revenues for the year ended December 31, 2003, just over 50% were generated in connection with our own eLinkSM wireless email service and our BlackBerry(TM) by Motient wireless email service, our "wireless Internet" market segment. These wireless email services are utilized by our customers primarily in conjunction with Research In Motion's RIM 850 and 857 wireless handheld devices. On June 26, 2003 Research In Motion provided us with a written End of Life Notification for the RIM 857 wireless handheld device. This means that Research In Motion will no longer produce this model of handheld device. The last date for shipment of devices was January 2, 2004. Motient continues to purchase limited quantities of RIM 857 devices from RIM and Motient has implemented a RIM 857 "equivalent to new" program and expects that there will be sufficient returned RIM 857s to satisfy demand for the foreseeable future. We anticipate reduced demand for these devices in the future due to the availability of newer, voice-capable devices, which will not work on our network. Even if there is a sufficient supply of these devices, however, our rights to use and sell the devices, as well as the BlackBerry(TM) software, may be limited or made prohibitively expensive as a result of a patent infringement lawsuit brought against Research In Motion by NTP Inc. (NTP v. Research In Motion, Civ. Action No. 3:01CV767 (E.D. Va.)). Although the judge in the case initially ruled against Research in Motient, his ruling has been stayed pending the resolution of Research in Motient's appeal, which has not yet been resolved.

However, aside from our ability to obtain this hardware, the End of Life Notification by Research In Motion may be considered indicative of the desire of Research In Motion in particular and consumers in general to move to new technologies that cannot be supported on Motient's network, such as wireless handheld devices that are data and voice capable.

We intend to offset this potential loss of customers in this market segment in a variety of ways. Through agreements with Verizon Wireless and T-Mobile USA established in March and May 2003, we are able to sell devices and airtime to our current wireless Internet customers for use on the Verizon or T-Mobile networks. This will allow us to generate some revenues from customers that we would otherwise lose to newer technologies. In addition, we plan to focus our growth efforts on applications that make efficient use of our network. Certain applications have certain key attributes that make efficient use of the Motient network. For example, applications to conduct wireless point-of-sale transactions, and transportation and dispatching applications, typically have small bandwidth requirements and can be designed to utilize the network on a 24 hours per day, 7 days per week basis, thus smoothing loading requirements and optimally using our existing network capacity. We believe that these kinds of applications are poised for significant growth and that this growth can be accommodated efficiently on our existing network, and we have signed agreements with several resellers that specialize in these kinds of applications.

We also intend to take advantage of this potential loss of wireless Internet customers by undertaking to reduce our overall fixed network cost structure. Additionally, this reduction in overall cost structure may be considered necessary given a variety of factors that have hindered our growth since our emergence from bankruptcy in May 2002, including the weak economy generally and the weak telecommunications and wireless sector specifically, the financial difficulty of several of our key resellers, on whom we rely for a majority of our new revenue growth, and our continued limited liquidity. We believe that these cost reduction efforts will assist in lowering our cash burn rate. They may be summarized as follows:

     o Reductions in Workforce. We undertook reductions in March 2003 and February 2004. These actions eliminated approximately 10% (19 employees) and 32.5% (54 employees), respectively, of our then-remaining workforce. In the aggregate, we have reduced our work force by approximately 39% since December 31, 2002 and reduced employee and related expenditures by approximately $500,000 per month.

     o Network Rationalization. We are in the process of reducing the number of base stations in our network in a coordinated effort to reduce network operating costs. Our objective is to reduce unneeded capacity across the network by deconstructing under-utilized and un-profitable base stations. In certain instances, the geographic area that the network serves may be reduced by this process. The full extent of the changes to network coverage have yet to be determined.

     o Closure of Reston, VA Facility. On July 15, 2003, we substantially completed the transfer of our headquarters to Lincolnshire, IL, where we already had a facility. This action reduced our monthly operating expenses by an amount of approximately $65,000 per month or $780,000 per year.

     o Refinancing of Vendor Obligations and Certain Customer Arrangements. During the fourth quarter of 2002 through the second quarter of 2004, we renegotiated several of our key vendor and customer arrangements in order to reduce recurring expenses and improve our liquidity position. In some cases, we were able to negotiate a flat rate reduction for continuing services provided to us by our vendors or a deferral of payable amounts, and in other cases we renegotiated the scope of services provided in exchange for reduced rates or received pre-payments for future services. We continue to aggressively pursue further vendor cost reductions where opportunities arise.

On December 1, 2002, we entered into a letter agreement with UPS, under which UPS agreed to make a series of eight prepayments to us totaling $5 million for future services we are obligated to provide to it after January 1, 2004. In addition to any other rights it has under its network services agreement with us, the letter agreement provides that UPS may terminate the network services agreement, in whole or in part, by providing 30 days' notice to us, at which point the remaining prepayment would be required to be repaid. As of July 31, 2003, all eight prepayments had been made. The $5 million prepayment is credited against airtime services provided to UPS beginning January 1, 2004, until the prepayment is fully credited. Based on UPS' current level of network airtime usage, we do not expect that UPS will be required to make any cash payments to us in 2004 for service provided during 2004. Additionally, given the generally declining usage of our network by UPS resulting from their migration to newer technologies, we do not anticipate that UPS will be required to make any cash payments to us for service provided for several years, unless their usage on our network begins to increase.

Despite these initiatives, we continue to be cash flow negative, and there can be no assurances that we will ever be cash flow positive.



Mobile Satellite Ventures LP

As of July 2004, we also own a 29.5% interest (assuming conversion of all outstanding convertible notes) in Mobile Satellite Ventures LP (commonly known as MSV), a provider of mobile satellite-based communications services. Although Motient has certain rights to appoint directors to the sole general partner of MSV, as a limited partner, it does not have any direct or indirect operating control over MSV. MSV currently has two satellites, which allow customers access to satellite-based wireless data, voice, fax and dispatch radio services almost anywhere in North and Central America, northern South America, the Caribbean, Hawaii and in various coastal waters. MSV is also developing a next-generation system, a hybrid satellite/terrestrial wireless network over North America that will utilize new satellites working with MSV's patented "ancillary terrestrial component" technology. MSV will be able to deploy terrestrial two-way radio network technology in thousands of locations across the United States, allowing subscribers to integrate satellite-based communications services with more traditional land-based wireless communications services.

MSV was formed on June 29, 2000, when we formed a joint venture subsidiary, in which we owned 80% of the membership interests. The remaining 20% interest in MSV was owned by three investors unrelated to Motient; however, the minority investors had certain participating rights which provided for their participation in certain business decisions that were made in the normal course of business; therefore, in accordance with Emerging Issues Task Force Issue No 96-16, "Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights", our investment in MSV has been recorded for all periods presented in the consolidated financial statements included in this annual report pursuant to the equity method of accounting.

Through November 26, 2001, MSV used our satellite network to conduct research and development activities. On November 26, 2001, we sold the assets comprising our satellite communications business to MSV, as part of a transaction in which certain other parties joined MSV, including TMI, a Canadian satellite services provider. In consideration for our satellite business assets, we received the following: (i) a $24.0 million cash payment in June 2000, (ii) a $45.0 million cash payment paid at closing, of which $4.0 million was held by MSV related to our sublease of real estate from MSV, and (iii) a five-year $15.0 million note. Motient has recorded the $15.0 million note receivable from MSV, plus accrued interest thereon at its fair value, estimated to be approximately $13.0 million at the May 1, 2002 fresh-start accounting date, after giving effect to discounted future cash flows at market interest rates. In this transaction, TMI also contributed its satellite communications business assets to MSV. In addition, we purchased a $2.5 million convertible note issued by MSV, and certain other investors, including a subsidiary of Rare Medium, purchased a total of $52.5 million of MSV convertible notes. On August 12, 2002, we funded an additional $957,000 to MSV pursuant to a rights offering, and received a new convertible note in such amount.

On August 21, 2003, two investors in MSV (excluding Motient) invested an additional $3.7 million in MSV in exchange for Class A preferred units of limited partnership interests in MSV.

On April 2, 2004, certain MSV equityholders, but not Motient, consummated an additional investment into MSV, and of the $17.6 million in proceeds, $5.0 million was used to repay outstanding indebtedness of MSV, including $2.0 million of accrued interest under the $15.0 million promissory note issued to Motient by MSV.

In November 2003, we engaged Communications Technology Advisors, or CTA, to perform a valuation of our equity interests in MSV as of December 31, 2002. Concurrent with CTA's valuation, Motient reduced the book value of its equity interest in MSV from $54 million (inclusive of our $2.5 million convertible note from MSV) to $41 million as of May 1, 2002 to reflect certain preference rights on liquidation of certain classes of equity holders in MSV. Including its notes receivable from MSV ($13 million at May 1, 2002), the book value of Motient's aggregate interest in MSV as of May 1, 2002 was reduced from $67 million to $53.9 million. Also, as a result of CTA's valuation of MSV, we determined that the value of our equity interest in MSV was impaired as of December 31, 2002. This impairment was deemed to have occurred in the fourth quarter of 2002. Motient reduced the value of its equity interest in MSV by $15.4 million as of December 31, 2002. Including its notes receivable from MSV ($19 million at December 31, 2002), the book value of Motient's aggregate interest in MSV was $32 million as of December 31, 2002. It was determined that there was no further impairment of this interest in MSV as of December 31, 2003. For additional information concerning this valuation process, please see Note 2, "Significant Accounting Policies," of notes to the consolidated financial statements.



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

                                                         As of December 31,
                                                2003                            2002
                                                                                                        % Change
                                                                                                        --------
                                  Registered   Billable   Active  Registered   Billable  Active  Registered   Billable     Active
                                  ----------   --------   ------  ----------   --------  ------  ----------   --------     ------
Wireless Internet                    106,600    69,673    51,179   106,082    71,620    56,070         0%       (3)           (9)%
Field Services                        17,468    16,415     9,851    30,263    28,955    20,462       (42)      (43)          (52)
Transportation (1)                    45,902    39,344    39,513    94,825    83,431    83,815       (52)      (53)          (53)
Telemetry                             32,420    23,947    13,444    30,171    23,733    13,315         7         0             0
All Other                              1,305     1,043       584       653       887       572       100        17             2
                                    --------   -------   -------   -------   -------   -------      -----      ----          -----
  Total                              203,695   150,422   114,571   261,994   208,626   174,234       (22)%     (28)          (34)%
                                    ========   =======   =======   =======   =======   =======      =====      ====          =====

     (1) UPS migrated their units to another network over the course of the second half of 2003. At December 31, 2002, UPS had 70,955 units registered on Motient's network. At December 31, 2003, UPS had 11,829 units registered on Motient's network.
Revenue

The table below sets forth, for the periods indicated, a year-over-year comparison of the key components of our revenue:


                                                                   Predecessor
                                     Successor Company               Company
                                     -----------------               -------

                                                Eight Months                         Combined Year
                                Year Ended          Ended       Four Months Ended        Ended
                               December 31,     December 31,        April 30,        December 31,
Summary of Revenue                 2003             2002               2002              2002         Change     % Change
------------------                 ----             ----               ----              ----         ------      -------
(in millions)
Wireless Internet                  $27.8            $15.5            $ 5.6               $21.1           $6.7       32%
Field Services                       9.9             10.5              5.6                16.1           (6.2)     (39)
Transportation                       7.9              7.4              4.1                11.5           (3.6)     (31)
Telemetry                            2.3              1.8              0.8                 2.6           (0.3)     (12)
All Other                            1.4              0.3              0.7                 1.0            0.4       40
                                     ---              ---              ---                 ---            ---       --
     Service Revenue               $49.3            $35.5            $16.8               $52.3          $(3.0)      (6)
     Equipment Revenue               5.2              1.1              5.6                 6.7           (1.5)     (22)
                                     ---              ---              ---                 ---           -----     ----
         Total                     $54.5            $36.6            $22.4               $59.0          $(4.5)      (8)%
                                   =====            =====            =====               =====          ======      ====


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

Expenses


The table below summarizes, for the periods indicated, a year-over-year comparison of the key components of our operating expenses.


                                                                            Predecessor
                                                Successor Company             Company
                                                -----------------             -------

                                                            Eight Months      Four Months Combined Year
                                            Year Ended         Ended             Ended       Ended
                                           December 31,      December 31,       April 30,  December 31,
Summary of Expense                           2003(1)           2002              2002         2002         Change    % Change
------------------                           -------           ----              ----         ----         ------     -------
(in millions)
Cost of Service and Operations               $51.4            $38.1             $21.9       $ 60.0        $ (8.6)     (14)%
Cost of Equipment Sales                        5.9              2.2               6.0          8.2          (2.3)     (28)
Sales and Advertising                          4.6              4.8               4.3          9.1          (4.5)     (49)
General and Administration                    11.3              9.7               4.1         13.8          (2.5)     (18)
Restructuring Charges                           --               --               0.6          0.6          (0.6)    (100)
Depreciation and Amortization                 21.5             15.5               6.9         22.4          (0.9)      (4)
Loss on Impairment of Asset                    5.5               --                --           --           5.5       --
(Gain) loss on disposal of assets              3.0              2.1               0.6          2.7           0.3      0.1
(Gain) on sale of transportation
      and satellite assets                      --             (0.3)             (0.4)        (0.7)          0.7      100
                                            ------            -----             -----       ------        ------     ----
         Total Operating                    $103.2            $72.1             $44.0       $116.1         $12.9     (11)%
                                            ======            =====             =====       ======        ======     ====

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

Years Ended December 31, 2002 and 2001

Revenue and Subscriber Statistics


The tables below summarize our revenue and subscriber base for the periods indicated.



                                 Successor        Predecessor                        Predecessor
                                  Company           Company                            Company
                                  -------           -------                            -------

                               Eight Months       Four Months      Combined Year
                                   Ended             Ended             Ended         Year Ended
                               December 31,        April 30,        December 31,     December 31,
Summary of Revenue                 2002               2002              2002             2001         Change     % Change
------------------                 ----               ----              ----             ----         ------      -------
(in millions)
Wireless Internet               $  15.5            $   5.6            $  21.1        $  11.4       $   9.7         85%
Field Services                     10.5                5.6               16.1           19.4          (3.3)       (17)
Transportation                      7.4                4.1               11.5           15.9          (4.4)       (28)
Telemetry                           1.8                0.8                2.6            2.6          (0.0)        (0)
All Other                           0.3                0.7                1.0           18.8         (17.8)       (95)
                                    ---                ---                ---           ----         -----        ----
    Service Revenue                35.5               16.8               52.3           68.1         (15.8)       (23)
    Equipment Revenue               1.1                5.6                6.7           22.2         (15.5)       (70)
                                   ----                ---                ---           ----         -----        ----
         Total                  $  36.6            $  22.4            $  59.0       $  90.3        $ (31.3)       (35)%
                                   ===-              =====              =====         =====          =====        ====


The make up of our registered subscriber base was as follows:

                                                               As of December 31,
                                                      -------------------------------------
                                                             2002                 2001                Change              % Change
                                                           -------              -------              -------               -------
Wireless Internet                                          106,082              102,258                3,824                     4%
Field Services                                              30,263               36,752               (6,489)                  (18)
Transportation                                              94,825               88,128                6,697                     8
Telemetry                                                   30,171               22,616                7,555                    33
All Other                                                      653                  890                 (237)                  (27)
                                                           -------              -------              -------               -------
  Total                                                    261,994              250,644               11,350                     5%
                                                           =======              =======              =======               =======

Summary of Revenue


The majority of the decrease service revenue year-over-year was primarily the result of the sale of satellite assets to MSV in November 2001, offset by an increase in revenue in the wireless internet segment. The decrease in total revenue resulted from the service revenue decline discussed above, as well as the decline in equipment revenue as a result of the reduction in device pricing in 2002.

     o Wireless Internet: While our registered wireless subscribers only grew 4% from 102,258 to 106,082, the active, revenue-producing units grew from approximately 31,500 units to 56,400 units, or a 79% year-over-year increase. Resellers of our eLink and BlackBerry(TM) products purchased units to stock their inventory in 2000 and 2001; these units became revenue-producing as resellers moved from initial end-user pilots trials to full deployments.

     o Field Service: The decrease in revenue from field services primarily reflects the loss of units as a result of contract terminations and corporate downsizings. Additionally, certain contract renewals resulted in rate reductions.

     o Transportation: The decrease in revenue from our transportation product was primarily the result of the sale of our satellite assets to MSV in November 2001. The remaining reduction was due to the change in accounting treatment for the amortization of certain software licensing revenue related to the sales of our transportation business to Aether Systems in November 2000. These decreases were partially off-set by an increase in units and usage for our largest customer.

     o Telemetry: Although registered subscriber units grew by 7,555 or 33% year-over-year, this growth was offset by contractual pricing reductions for one of our largest telemetry customers.

     o Other Revenue: The decrease in other revenue was due entirely to the sale of the satellite assets to MSV in November 2001, partially offset by satellite capacity revenues paid by MSV as it pursued its research and development program.

     o Equipment Revenue: The decrease in equipment revenue is primarily a result of the sale of our satellite business in November 2001 and the loss of equipment sales from that business. These reductions in equipment revenue were offset by an increase in equipment sales for our eLink product lines. This reduction was also a result of write-downs of deferred equipment revenue.


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

Expenses

The table below summarizes our operating expenses for the periods indicated.

                                           Successor       Predecessor                       Predecessor
                                            Company          Company                           Company
                                            -------          -------                           -------

                                         Eight Months       Four Months    Combined Year
                                             Ended            Ended            Ended          Year Ended
                                         December 31,       April 30,       December 31,     December 31,
Summary of Expense                           2002              2002             2002              2001         Change    % Change
------------------                           ----              ----             ----              ----         ------     -------
(in millions)
Cost of Service and Operations               $38.1            $21.9            $ 60.0          $ 73.1         $(13.1)     (18)%
Cost of Equipment Sales                        2.2              6.0               8.2            34.1          (25.9)     (76)
Sales and Advertising                          4.8              4.3               9.1            22.6          (13.5)     (60)
General and Administration                     9.7              4.1              13.8            20.5           (6.7)     (33)
Restructuring Charges                          0.0              0.6               0.6             4.7           (4.1)     (87)
Depreciation and Amortization                 15.5              6.9              22.4            32.4          (10.0)     (31)
(Gain) loss on disposal of assets              2.1              0.6               2.7             0.0            2.7       --
(Gain) on sale of transportation
      and satellite assets                    (0.3)            (0.4)             (0.7)          (23.2)          22.5      (97)
                                             -----            -----            ------          ------         ------      ----
   Total Operating                           $72.1            $44.0            $116.1          $164.2         $(48.1)     (29)%
                                             =====            =====            ======          ======         ======      ====


     o Cost of Service and Operations: The decrease in our cost of service and operations is made up of:


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

These decreases were offset by:

     o increases in base station maintenance costs associated with an increase in the number of base stations,

     o increases in site rental costs associated with the increase in base stations year-over-year, and
     o an increase in the average lease rate, increases in licensing and commission payments to third parties with whom we have partnered to provide certain eLink and BlackBerry(TM) by Motient services, and fees incurred as a result of Motient's withdrawal from certain frequency auctions.


     o Cost of Equipment: The decrease in cost of equipment sold was a result of reduced terrestrial hardware sales prices during 2002, and no hardware sales in 2002 were associated with the satellite voice business that was sold to MSV in November 2001. These decreases were offset by $4.5 million of writedowns in second quarter of 2002. These write-downs compared to $7.5 million inventory valuation charges in 2001 associated with our early-generation eLink inventory. This reduction was also a result of write-downs of deferred equipment costs.

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

     o General and Administrative: The 33% decrease in 2002 costs over 2001 costs in the general and administrative expenses of our core wireless business was primarily attributable to savings associated with having fewer employees throughout 2002, primarily as a result of the sale of our satellite assets and cost control efforts undertaken in the second half of 2001, and the operational restructurings in July and September 2002, reductions associated with various savings from the sales of our satellite business, and reductions in regulatory expenditures in 2002 as compared to 2001.

          Restructuring Costs
          -------------------

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


          Depreciation and Amortization
          -----------------------------

          Depreciation and amortization for the core wireless business was approximately 38% of total revenue for 2002, as compared to 36% for 2001. The $10.0 million decrease in depreciation and amortization expense in 2002 was primarily attributable to the sale of our satellite assets to MSV in late November 2001, and the associated depreciation on those assets.


Interest Expense


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


Other Expenses

We recorded equity in losses for our investment in MSV in 2002 of $24.2 million (after giving effect to the impairment of our investment in MSV in the fourth quarter of 2002 in the amount of $15 million). In 2001, we recorded equity losses for our investment in XM Radio of $48.5 million. In 2001, we also recorded our XM Radio equity investment impairment charge of $81.5 million as a result of the sale or exchange of all of our shares of XM Radio stock for cash or debt extinguishment, which resulted in mark-to-market losses of $81.5 million on the shares disposed of, and a gain of $10.1 million on the extinguishment of debt exchanged for these shares.

Additionally, we recorded a number of other charges in 2002 and 2001 as a result of various financing transactions. For additional information concerning these charges, please see "-- Liquidity and Capital Resources."

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


We are also in the process of evaluating our future strategic direction, and have been forced to take material actions to reduce operating costs and preserve our remaining cash, detailed above, such as significant cuts in sales and other personnel, which may have a negative effect on our future revenues and growth prospects and our ability to support new product initiatives and generate customer demand. We anticipate that these initiatives will include the following:

     o    further reductions in employee and our network infrastructure costs;

     o actions to grow revenue from our recently-announced carrier relationships with Verizon Wireless and T-Mobile, under which we will be selling voice and data services on each carrier's next generation wireless networks as a master agent;

     o actions designed to grow revenue from our various telemetry applications and initiatives; and

     o enhancements to our liquidity which are expected to involve the sale of certain frequency assets, such as the sales of certain SMR licenses to Nextel.

We anticipate that our primary sources of liquidity in 2004 will be cash generated from operations, cash on hand generated from our April and July 2004 private placements of securities, and cash available to us under our term credit facility, described more fully below. We have also generated cash in the past through sales of unneeded FCC licenses, but we can make no assurances that this source of cash will be available to us in the future. To the extent that MSV will need future cash to support its operations, we are under no contractual obligation to provide it, and the value of our investment in MSV could be negatively impacted if MSV cannot meet any such funding requirements.

Although we have no definite plans to undertake any future debt or equity financing, we will continue to pursue all potential funding alternatives. Among the possibilities for raising additional funds are issuances of debt or equity securities, other borrowings under secured or unsecured loan arrangements, and sales of assets. There can be no assurance that additional funds will be available to us on acceptable terms or in a timely manner.

Another potential source of liquidity is the $15.0 million promissory note issued by MSV in November 2001. This note matures in November 2006, but may be fully or partially repaid prior to maturity in certain circumstances, subject to certain conditions. Under the terms of our $19.8 million of notes issued to Rare Medium and CSFB, we may be required to use 25% of any proceeds from the repayment of the MSV note to repay the Rare Medium and CSFB notes. In April 2004, MSV repaid $2 million of accrued interest on this note, of which Motient used $500,000 to partially repay certain obligations outstanding to Rare Medium and CSFB. We believe that further repayment of this note prior to its maturity date, if at all, may be unlikely, given the operating losses generated by MSV.

Our future financial performance will depend on our ability to continue to reduce and manage operating expenses, as well as our ability to grow revenue. We may lose revenues from major customers due to migration to alternative technologies and other churn. Our future financial performance also could be negatively affected by unforeseen factors and unplanned expenses. One such possible expense may be that required repayment of an unused portion of a prepayment made to us by UPS. In December 2002 we entered into an agreement with UPS pursuant to which UPS prepaid an aggregate of $5 million in respect of network airtime service to be provided beginning January 1, 2004. The $5 million prepayment will be credited against airtime services provided to UPS beginning January 1, 2004, until the prepayment is fully credited. Based on UPS' current level of network airtime usage, we do not expect that UPS will be required to make any cash payments to us in 2004 for service provided during 2004. If UPS does not make any cash payments to us in 2004, our cash flows from operations in 2004 will decline, and our liquidity and capital resources could be materially and negatively affected. As of May 31, 2004, the remaining balance under this prepayment was $4.3 million. There are no minimum purchase requirements under our contract with UPS, and UPS may terminate the contract on 30 days' notice. If UPS terminates the contract, we will be required to refund any remaining portion of the prepayment to UPS.

We expect to continue to require significant additional funds before we begin to generate cash in excess of our operating expenses. It is not clear when, or if, we will begin to generate cash from operations in excess of our cash operating expenses. Also, even if we begin to generate cash in excess of our operating expenses, we expect to continue to require significant additional funds to meet remaining interest obligations, capital expenditures and other non-operating cash expenses. Our projected cash requirements are based on certain assumptions about our business model, including, specifically, assumed rates of growth in subscriber activations and assumed rates of growth of service revenue. While we believe these assumptions are reasonable, these growth rates are difficult to predict, and there is no assurance that the actual results that are experienced will meet the assumptions included in our business model and projections. If the future results of operations are significantly less favorable than anticipated, our cash requirements will be more than projected, and we may require material additional financing. The type, timing and terms of financing that we select will be dependent upon our cash needs, the availability of financing sources and the prevailing conditions in the financial markets. We cannot guarantee that additional financing sources will be available at any given time or available on favorable terms.

We believe that our available funds, together with our existing credit facility, will be adequate to satisfy our current and planned operations for at least the next 12 months.


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


     o Motient sold 7,715,910 shares of its common stock in two separate private placements for aggregate consideration of $53.2 million in private placements on April 7, 2004 and July 1, 2004. In connection with these private placement, we issued warrants to purchase a further 3,428,978 shares of common stock, of which 1,618,978 may never vest, if we meet certain deadlines with respect to the registration of the shares. All of the warrants issued have cashless exercise provisions, so their exercise would not generate any additional liquidity.


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


In each of April, June and August 2003 and March 2004, we made draws under the credit agreement in the amount of $1.5 million, for an aggregate principal amount of $6.0 million each of which would have been due three years from the date of the draw, if not earlier repaid. We used such funds to fund general working capital requirements of operations.

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

The following table reflects the maturity of our various obligations over the next five years.


                                                                        Less then                              More than
                                                                        ---------                              ---------
                                                             Total       1 year   1-3 years    3 - 5 Years      5 years
                                                             -----       ------   ---------    -----------      -------
(in thousands)
Notes Payable                                              $22,885         $---     $22,885        $---            $---
Term Credit Facility                                         4,914          ---       4,914         ---             ---
Capital lease obligations, including interest thereon        3,504        1,752       1,752         ---             ---
Vendor financing commitment and note payable                 4,814        2,413       2,401         ---             ---
                                                           -------       ------     -------       -----           -----
  Total Contractual Cash Obligations                       $36,117       $4,165     $31,952        $---            $---


Commitments

As of December 31, 2003, we had the following outstanding cash contractual commitments:

                                                                                                                         More than 5
                                                                  Total      <1 year      1-3 years      3 - 5 years        years
                                                                  -----      -------      ---------      -----------        -----
(in thousands)
Operating leases (1)                                            $33,685     $12,170      $17,417            $1,614         $2,484
Capital lease obligations, including interest thereon (1)         3,504       1,752        1,752              ---            ---
Notes Payable (2)                                                22,885         ---       22,885              ---            ---
Term Credit Facility                                              4,914         ---        4,914              ---            ---
Equipment financing commitment (1)                                4,814       2,413        2,401              ---            ---
                                                                  -----       -----        -----              ---            ---
  Total Contractual Cash Obligations                            $69,802     $16,335      $49,369           $1,614         $2,484
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


On December 1, 2002, we entered into a letter agreement with UPS under which UPS made a series of eight prepayments to us totaling $5 million for future services we are obligated to provide to it after January 1, 2004. UPS may terminate its airtime agreement with us on 30 days' notice, at which point any remaining prepayment would be required to be repaid. The balance remaining as of May 31, 2004 under this prepayment was $4.3 million.


Summary of Cash Flow for the year ended December 31, 2003 (Successor Company), the eight months ended December 31, 2002 (Successor Company), and the four months ended April 30, 2002 (Predecessor Company)

                                                                                                                         Predecessor
                                                                                        Successor Company                  Company
                                                                                        -----------------                  -------

                                                                                                    Eight Months         Four Months
                                                                                  Year Ended           Ended               Ended
                                                                                 December 31,        December 31,         April 30,
                                                                                     2003               2002                2002
                                                                                     ----               ----                ----
Cash (Used In) Provided by Operating Activities                                  $ (7,120)            $ (8,908)            $(14,546)
                                                                                 --------             --------             --------
Cash (Used In) Provided by Investing Activities                                     4,893               (1,173)                (122)
                                                                                 --------             --------             --------
Cash (Used In) Provided by Financing Activities:
      Equity issuances                                                                 --                   --                   17
      Debt payments on capital leases and
      vendor financing                                                             (4,006)              (1,425)              (1,273)
      Net proceeds from debt issuances                                              4,500                   --                   --
      Other                                                                          (489)                (117)                  --
                                                                                 --------             --------             --------

Cash Provided (Used) in Financing Activities                                            5               (1,542)              (1,256)
                                                                                 --------             --------             --------

Total Change in Cash                                                               (2,222)             (11,623)             (15,924)
                                                                                 ========             ========             ========

Cash and Cash Equivalents, end of period                                         $  3,618             $  5,840             $ 17,463
                                                                                 ========             ========             ========


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


We allocated the $221.0 million reorganization value among our net assets based upon our estimates of the fair value of our assets and liabilities. In the case of current assets, we concluded that their carrying values approximated fair values. The values of our frequencies and its investment in and notes receivable from MSV were based on independent analyses presented to the bankruptcy court and subsequently modified as part of our valuation process in November 2003. Please see "--Overview and Introduction --Mobile Satellite Ventures LP" and Note 2, "Significant Accounting Policies - Restatement of Financial Statements," and Note 16, "Subsequent Events," of notes to the consolidated financial statements for further information concerning MSV. The value of our fixed assets was based upon a valuation of our software and estimates of replacement cost for network and other equipment, for which we believe that our recent purchases represent a valid data point. The value of our other intangible assets was based on third party valuations as of May 1, 2002.


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

We package airtime usage on our network that involves a wide variety of volume packaging, for example, anything from a 35 kilobytes per month plan up to unlimited kilobyte usage per month, with various gradations in between. Discounts may be applied when comparing one customer to another, and such service discounts are recorded as a reduction of revenue when granted. The Company does not offer incentives generally as part of its service offerings; however, if offered they would be recorded as a reduction of revenue ratably over a contract period.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

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

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

The financial statements and supplementary data required by this item are found at the end of this annual report, beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

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

As discussed in Note 2, "Significant Accounting Policies," of notes to the consolidated financial statements, the 2001 and first quarter of 2002 comparative financial statements provided herein have been restated and have been re-audited by our current independent auditing firm, Friedman LLP. The 2001 financial information and the 2002 financial results for the period January 1, 2002 to April 30, 2002 included herein are referred to as Predecessor Company results and the financial results for the period May 1, 2002 to December 31, 2002 and the year ended December 31, 2003 included herein are referred to as Successor Company results.


Item 9A. Controls and Procedures
--------------------------------


(a) Evaluation of Disclosure Controls and Procedures
----------------------------------------------------

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer (currently our executive vice president, chief operating officer and treasurer), principal financial officer and chief accounting officer (currently our controller and chief accounting officer), of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our management, principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by the report.

(b) Evaluation of Internal Controls by PricewaterhouseCoopers
-------------------------------------------------------------

During the course of the fiscal 2002 year-end closing process and subsequent audit of the financial statements for the eight month period ended December 31, 2002, our management and our then-current independent auditors, PricewaterhouseCoopers, identified several matters related to internal controls that needed to be addressed. Several of these matters were classified by the auditors as "reportable conditions" in accordance with the standards of the American Institute of Certified Public Accountants, or AICPA. Reportable conditions involve matters coming to management's or our auditor's attention relating to significant deficiencies in the design or operation of internal control that, in the judgment management and the auditors, could adversely affect our ability to record, process, summarize and report financial data in the financial statements. Our principal executive officer, chief technology officer, principal financial officer and audit committee are aware of these conditions and of our responses thereto, and consider them to be significant deficiencies as defined in the applicable literature embodying generally accepted auditing standards, or GAAS. PricewaterhouseCoopers and management, however, did not believe that these reportable conditions, separately or in aggregate, represented any material weaknesses in our internal controls. On March 2, 2004, we dismissed PricewaterhouseCoopers as our independent auditors. PricewaterhouseCoopers has not reported on Motient's consolidated financial statements for any fiscal period. On March 2, 2004, we engaged Ehrenkrantz Sterling & Co. LLC as our independent auditors to replace PricewaterhouseCoopers and audit our consolidated financial statements for the period May 1, 2002 to December 31, 2002 and the year ended December 31, 2003. These reportable conditions were materially remedied by December 31, 2003, and Friedman did not identify any reportable conditions to management or the audit committee of the board of directors as a result of the audit for the year ended December 31, 2003.

The following factors contributed to the reportable conditions identified by PricewaterhouseCoopers during 2002:


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


Set forth below are the reportable conditions identified by management and PricewaterhouseCoopers, together with a discussion of our corrective actions with respect to such conditions through June 15, 2004. Our current auditors, Friedman LLP, successors-in-interest to Ehrenhrantz Sterling & Co. LLC, agree that the matters described below constitute significant deficiencies and have communicated this view to our audit committee.

PricewaterhouseCoopers recommended several adjustments to the financial statements for the periods ended April 30, June 30, September 30 and December 31, 2002. During the 2002 audit period, PricewaterhouseCoopers noted several circumstances where our internal controls were not operating effectively. However, management believes that its controls and procedures were effective as of December 31, 2003, at the reasonable assurance level in timely alerting management to material information relating to us required to be disclosed in our Exchange Act filings.

Specifically, PricewaterhouseCoopers generally noted over the entire course of its audit review on the 2002 financial statements during 2003, that:


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


In response to these comments none of which were considered "material weaknesses", we have taken the following actions:

     o In June 2003, we initiated a process of revising, updating and improving our month-end closing process and created a checklist containing appropriate closing procedures. We believe that our month-end closing processes and procedures were effective as of September 2003.

     o Beginning in July 2003, we increased our efforts to perform monthly account reconciliations on all balance sheet accounts in a timely fashion, which have been taking place on all accounts since September 2003.

     o Beginning in July 2003, on a monthly basis the corporate controller began reviewing balance sheet account reconciliations. No material issues have since been identified as part of these reconciliations.

     o As of July, 2003, Motient reviews all long lived asset values on both a quarterly and annual basis.

     o In July 2003, we implemented and distributed a written credit and collections policy, which includes reserve calculations and write-off requirements. Reserve calculation and write-off requirements have been performed on a timely basis since September 2003.

     o As of July 2003, all accounts receivable sub-ledgers are reconciled to the general ledger monthly, and on a monthly basis inventory reports are produced, sub-ledgers are reconciled to the general ledger and the reserve account is analyzed. No material issues have since been identified as part of these reconciliations.

     o Since September 2003, the fixed assets clearing account is no longer being used, and all asset additions are reviewed by the corporate controller to determine proper capitalization and balance sheet classification. No material issues have since been identified as part of these reviews.

     o As of July 2003, all monthly income statement accounts are analyzed by the corporate controller prior to release of the financial statements. No material issues have since been identified as part of this analysis.


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

     o Over the course of the third quarter of 2003, we updated our procedures for the preparation of a monthly financial reporting package to include management's discussion and analysis of results of operations, financial statements, cash and investments reporting and month-to-month variances. Under these procedures, since September 2003, departmental results of operations are also prepared and provided to appropriate department managers on a monthly basis.

In addition to the above, since April 2003 we have reevaluated our staffing levels, reorganized the finance and accounting organization and replaced ten accounting personnel with more experienced accounting personnel, including, among others, a new chief financial officer, chief accounting officer and corporate controller, a manager of revenue assurance and a manager of financial services. We believe that our staffing levels were appropriate as of September 2003.

We believe that out controls and procedures are currently effective, and we further believe that the financial statements included in this annual report on Form 10-K are fairly stated in all material respects.

                                    PART III


Item 10. Directors and Executive Officers of Motient
----------------------------------------------------

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


Our board of directors has determined that Jonelle St. John and Raymond L. Steele are "audit committee financial experts", as such term is defined under
Item 401(h) of Regulation S-K. Each of them is "independent" of management as independence for audit committee members is defined by NASDAQ rules. Stockholders should understand that this designation is a disclosure requirement of the SEC related to Ms. St. John's and Mr. Steele's experience and understanding with respect to certain accounting and auditing matters. The designation does not impose on Ms. St. John or Mr. Steele any duties, obligations or liability that are greater than are generally imposed on them as members of the audit committee and board of directors, and their designations as audit committee financial experts pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the audit committee or board of directors.


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

Section 16(a) Beneficial Ownership Reporting Compliance


Under the securities laws of the United States, our directors, executive officers and any persons holding more than ten percent of our common stock are required to report their ownership of the common stock and any changes in that ownership to the SEC. Specific due dates for these reports have been established by the SEC, and we are required to report in this annual report any failure to file by these dates. Based on our review of these reports filed during and in connection with the year ended December 31, 2003, and on certain written representations, we do not believe that any of our directors, officers or beneficial owners of more than ten percent of our common stock failed to file a form or report a transaction on a timely basis other than a Form 3 for Peter D. Aquino, and a Form 4 for each of Walter Purnell, Michael Fabbri, Daniel Croft, Dennis Matheson and Christopher Downie, each of which were not filed on a timely basis (but have been filed).


Code of Ethics


We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer, which is intended to comply with Item 406 of Regulation S-K. This code of ethics has been approved by our board of directors, and has been designed to deter wrongdoing among directors, officers and employees and promote honest and ethical conduct, full, fair, accurate and timely disclosure, compliance with applicable laws, rules and regulations, prompt internal reporting of code violations, and accountability for adherence to our code. We will, upon request, provide any person, without charge, a copy of our code of ethics. To request a copy, please contact our investor relations department at 847-478-4200.




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

                           Summary Compensation Table

                                                                                                                   All Other
                                                    Annual Compensation             Long-Term Compensation       Compensation
                                           --------------------------------------------------------------------------------------
                                                                                                    Restricted     Securities
          Name and                                                                  Other Annual      Stock         Underlying
      Principal Position                     Year        Salary          Bonus     Compensation(1)  Awards(2) $   Options/SARs3)
      ------------------                     ----        ------          -----     ---------------  -----------   ---------------

Christopher W. Downie                       2003       $129,688       $      0       $     88       $      0         40,000
Executive Vice President, Chief
Operating Officer and Treasurer (4)

Walter V. Purnell, Jr. (5)                  2003       $272,813       $      0       $    774       $      0        160,000
Former President and                        2002       $280,763       $ 50,000       $    774       $      0        500,000
Chief Executive Officer                     2001       $286,953       $ 83,000       $    774       $ 46,508        100,000

Dennis W. Matheson                          2003       $181,067       $      0       $    168       $      0         40,000
Senior Vice President                       2002       $177,923       $ 25,000       $    476       $      0        120,000
and Chief Technology Officer                2001       $182,355       $ 51,940       $    158       $ 15,609         40,000

Daniel Croft(6)                             2003       $168,420       $      0       $    229       $      0         50,000
Former Senior Vice President,               2002       $173,184       $ 20,000       $ 40,146       $      0        120,000
Business Development                        2001       $177,145       $ 14,892       $ 19,319       $  5,850         15,000

Michael Fabbri(6)                           2003       $171,658       $      0       $ 24,446       $      0         40,000
Former Senior Vice                          2002       $176,515       $ 30,000       $ 29,539       $      0        120,000
President, Sales                            2001       $184,220       $ 22,423       $ 41,175       $  9,604         40,000

Robert L. Macklin (7)                       2003       $ 32,392       $      0       $     14       $      0         25,000
General Counsel and Secretary

Myrna J. Newman (8)                         2003       $ 80,985       $      0       $     87       $      0         15,000
Controller and Chief
Accounting Officer


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
                                                                       10,000     shares on January 25, 2003
                                                                        7,500     shares on January 27, 2003
                                                                       10,000     shares on January 25, 2004

As of December 31, 2001, the dollar value of restricted stock held by each of Messrs. Purnell, Matheson, Croft, and Fabbri was $150,255, $50,431, $18,900 and $31,028 respectively, and the total number of shares of restricted stock held by each of Messrs. Purnell, Matheson, Croft and Fabbri was 357,750, 120,073,
45,000 and 73,875, respectively.

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


                      Option/SAR Grants in Last Fiscal Year

                                                   Individual Grants
                             --------------------------------------------------------------- Potential Realizable
                                                                                            Value at Assumed Annual
                                                                                              Rates of Stock Price
                                                                                                Appreciation for
                               Number of       % of Total                                        Option Term(1)
                               Securities    Options/SARs                                        -------------
                               Underlying      Granted to   Exercise or
                             Options/SARs      Employees/    Base Price
            Name                Granted       Fiscal Year    ($/Share)     Expiration Date        5%        10%
            ----                -------       -----------     ---------    ---------------   ----------------------

Christopher W. Downie (5)        40,000            8%           $5.15         7/15/2013      $130,000    $329,000
Walter V. Purnell, Jr.          160,000           31%           $5.15         7/15/2013      $519,000    $1,314,000
Dennis W. Matheson               40,000            8%           $5.15         7/15/2013      $130,000    $329,000
Daniel Croft(4)                  50,000           10%           $5.15         7/15/2013      $162,000    $411,000
Michael Fabbri(4)                40,000            8%           $5.15         7/15/2013      $130,000    $329,000
Robert Macklin                   25,000            5%           $5.65         9/14/2013      $89,000     $225,000
Myrna Newman                     15,000            3%           $3.00         4/20/2013      $29,000     $72,000



(1) The amounts shown as potential realizable value represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These amounts represent certain assumed rates of appreciation in the value of our common stock. The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission and do not represent our estimate or projection of the future price of our common stock. The potential realizable value is calculated based on the ten year term of the option at its time of grant. It is calculated based on the assumption that our common stock appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. Actual gains, if any, on stock option exercises depend on the future performance of our common stock. The amounts reflected in the table may not necessarily be achieved.


(2) One-half of these options become exercisable in three annual installments, vesting at the rate of 33-1/3% per year for three years. The other one-half of these options become exercisable only upon the attainment of specified operating and performance targets for the year ending December 31, 2004.

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

In April 2004 and July, 2004, as part of two private placements, certain CTA affiliates received warrant for 400,000 and 340,000 shares, respectively, of our common stock at an exercise price of $5.50 and $8.57, respectively, per share.

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

Item 12. Security Ownership Of Certain Beneficial Owners and Management and
---------------------------------------------------------------------------
Related Shareholder Matters
---------------------------

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

                                                                      Number of Shares        % of Class
Name of Beneficial Owner                                                    (1)                  (1)
------------------------                                                    ---                  ---
Highland Capital Management, L.P. (2)
13445 Noel Road
Suite 3300
Dallas, TX  75240                                                         4,424,559             14.9%

Paul Tudor Jones, II (3)
c/o Tudor Investment Corporation
1275 King St.                                                             2,545,455              8.5%
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

(3) The shares of common stock reported herein as beneficially owned are owned directly by Tudor Proprietary Trading, L.L.C. (224,221 shares), The Altar Rock Fund, L.P. (20,682 shares), The Raptor Global Portfolio, Ltd. (1,882,115 shares), and The Tudor BVI Global Portfolio Ltd. (418,437 shares). Because Tudor Investment Corporation is the sole general partner of Altar Rock and provides investment advisory services to Raptor Portfolio and BVI Portfolio, Tudor Investment Corporation may be deemed beneficially to own the shares of Common Stock owned by each. Tudor Investment Corporation expressly disclaims such beneficial ownership. In addition, because Mr. Jones is the controlling shareholder of Tudor Proprietary Trading and the indirect controlling equity holder of Tudor Investment Corporation, Mr. Jones may be deemed beneficially to own the shares of Common Stock deemed beneficially owned by Tudor Investment Corporation and Tudor Proprietary Trading. Mr. Jones expressly disclaims such beneficial ownership. Share ownership is based on a Schedule 13G filed April 26, 2004.

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

                      Equity Compensation Plan Information


                                                                                                      Number of
                                                                                                      securities
                                                                                                      remaining
                                                             Number of                               available for
                                                         securities to be                           future issuance
                                                            issued upon        Weighted-average       under equity
                                                            exercise of       exercise price of       compensation
                                                            outstanding          outstanding        plans (excluding
                                                         options, warrants    options, warrants  securities reflected
                                                            and rights            and rights        in column(a))
Plan Category                                                   (a)                  (b)                (c)
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

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------
This section describes arrangements with CTA, an entity in which (i) Jared E. Abbruzzese, a director until June 20, 2003, is the chairman, (ii) Gerald S. Kittner, a Motient director, is an advisor and consultant, (iii) Christopher W. Downie, Motient's executive vice president, chief operating officer and treasurer, was formerly affiliated and (iv) Peter Aquino, a Motient director, is a senior managing director. Additionally, this section describes related party transactions concerning our credit facility.

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

Private Placement of Common Stock

Certain of our directors and holders of more than 5% of our common stock participated in the April 7, 2004, and July 1, 2004, private placements of our common stock. PDA Group, LLC, an entity wholly owned by Peter D. Aquino, one of our directors, was assigned by Tejas Securities, our placement agent, warrants to purchase 56,250 shares of our common stock at a price of $5.50 per share. James D. Dondero, a director and beneficial owner of more than 5% of our common stock, purchased an aggregate of 1,020,455 shares of our common stock in such private placement. In addition, he also received warrants to purchase 136,364 shares of our common stock at a price of $5.50 per share, and warrants to purchase 71,250 shares of our common stock at a price of $8.57 per share, which will vest if and only if we do not meet certain deadlines with respect to the registration of the common stock sold in the private placement.

Item 14. Principal Accountant Fees and Services
-----------------------------------------------

Auditor Fees

The following table outlines our fees from our auditors for 2003 and 2002.

                                               Twelve Months Ended       Twelve Months Ended
                                                December 31, 2003         December 31, 2002
                                                -----------------         -----------------
               Audit fees                           $695,193                 $237,558
               Audit related fees                     64,425                    8,846
               Tax fees                               25,325                       --
               All other fees                         20,338                       --
               --------------                       --------                 --------
                  Total                             $805,281                 $246,404



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

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (a) The following documents are filed as part of this Form 10-K:


      (1)(a) The consolidated financial statements of Motient Corporation are included as follows:


                                                                                  Page
Independent Auditors' Report....................................................  F-1

Consolidated Statements of Operations...........................................  F-2

Consolidated Balance Sheets.....................................................  F-3

Consolidated Statements of Changes in Stockholders' Equity (Deficit)  ..........  F-4

Consolidated Statements of Cash Flows...........................................  F-5

Notes to Consolidated Financial Statements......................................  F-6

Quarterly Financial Data........................................................  F-72


      (1)(b) The consolidated financial statements of XM Radio are included as follows:

Independent Auditors' Report ...................................................  X-2

Consolidated Balance Sheets ....................................................  X-3

Consolidated Statements of Operations ..........................................  X-4

Consolidated Statements of Stockholders' Equity (Deficit) ......................  X-5

Consolidated Statements of Cash Flows ..........................................  X-6

Notes to Consolidated Financial Statements .....................................  X-7

Independent Auditors' Report on Consolidated Financial Statement Schedule ......  X-28

Schedule I--Valuation and Qualifying Accounts ..................................  X-29


                    XM SATELLITE RADIO INC. AND SUBSIDIARIES

Independent Auditors' Report ...................................................  X-30

Consolidated Balance Sheets ....................................................  X-31

Consolidated Statements of Operations ..........................................  X-32

Consolidated Statements of Stockholder's Equity ................................  X-33

Consolidated Statements of Cash Flows ..........................................  X-34

Notes to Consolidated Financial Statements .....................................  X-35

Independent Auditors' Report on Consolidated Financial Statement Schedule ......  X-53

Schedule I--Valuation and Qualifying Accounts ..................................  X-54

      (1)(c) The consolidated financial statements of Mobile Satellite Ventures LP are included as follows:

Report of Independent Auditors....................................................M-1

Audited Consolidated Financial Statements

Consolidated Balance Sheets.......................................................M-2
Consolidated Statements of Operations.............................................M-3
Consolidated Statements of Partners' (Deficit) Equity.............................M-4
Consolidated Statements of Cash Flows.............................................M-5
Notes to Consolidated Financial Statements........................................M-6

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

10.36   -     Collateral Agency, Subordination and Intercreditor Agreement,
              dated as of March 16, 2004, by and among Motient Communications
              Inc., Motient License Inc., M&E Advisors L.L.C., and Motorola,
              Inc. (incorporated by reference to Exhibit 10.36 to the Company's
              Annual Report on Form 10-K for the year ended December 31, 2002).

10.37   -     Subordinate Motient Communications Share Pledge Agreement, dated as of March 16, 2004, by and between Motient Communications Inc.
              and Motorola, Inc. (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended
              December 31, 2002).

10.38   -     Common Stock Purchase Agreement, dated as of April 7, 2004, by and among Motient Corporation and the Raptor Global Portfolio,
              Ltd., et al (incorporated by reference to Exhibit 10.38 to the Company's Quarterly Report on Form 10-Q for the quarter ended
              March 31, 2003).

10.39   -     Registration Rights Agreement, dated as of April 7, 2004, by and among Motient Corporation and the Raptor Global Portfolio, Ltd., et al (incorporated by reference to Exhibit 10.39 to the Company's Quarterly Report on Form 10-Q for the quarter ended
              March 31, 2003).

10.40   -     Form of Common Stock Purchase Warrant, dated as of April 7, 2004
              (incorporated by reference to Exhibit 10.40 to the Company's
              Quarterly Report on Form 10-Q for the quarter ended March 31,
              2003).

10.41   -     Form of Common Stock Purchase Warrant, dated as of April 7, 2004
              (incorporated by reference to Exhibit 10.41 to the Company's
              Quarterly Report on Form 10-Q for the quarter ended March 31,
              2004).

21.1    -     Subsidiaries of the Company (filed herewith).

23.1    -     Consent of Friedman LLP, Independent Registered Public Accounting
              Firm (filed herewith)

23.2    -     Consent of Ernst & Young, Independent Auditors (filed herewith)

23.3    -     Consent of KPMG LLP, Independent Auditors (filed herewith)


31.1    -     Certification Pursuant to Rule 13a-14(a)/15d-14(a), of the
              Executive Vice President, Chief Operating Officer and Treasurer
              (principal executive officer).

31.2    -     Certification Pursuant to Rule 13a-14(a)/15d-14(a), of the
              Controller and Chief Accounting Officer (principal financial officer)

32.1    -     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
              Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of
              Executive Vice President, Chief Operating Officer and Treasurer
              (principal executive officer)

32.2    -     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
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

                                   MOTIENT CORPORATION


                                   By   /s/ Christopher W. Downie
                                       ---------------------------------
                                       Christopher W. Downie
                                       Executive Vice President
                                       Chief Operating Officer and Treasurer


                                   Date: May 23, 2005


Each person whose signature appears below constitutes and appoints Robert L. Macklin and Christopher W. Downie, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, from such person and in each person's name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Registration Statement and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or any of them, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Christopher W. Downie                  Executive Vice President, Chief Operating              May 23, 2005
-------------------------------------      Officer and Treasurer (principal executive
Christopher W. Downie                      officer)

/s/ Myrna J. Newman                        Controller and Chief Accounting Officer                May 23, 2005
-------------------------------------      (principal financial officer)
Myrna J. Newman

/s/ Steven G. Singer                       Chairman of the Board                                  May 23, 2005
-------------------------------------
Steven G. Singer

/s/ Jonelle St. John                       Director                                               May 23, 2005
-------------------------------------
Jonelle St. John

/s/ Gerald S. Kittner                      Director                                               May 23, 2005
-------------------------------------
Gerald S. Kittner

/s/ James D. Dondero                       Director                                               May 23, 2005
-------------------------------------
James D. Dondero

/s/ Raymond L. Steele                      Director                                               May 23, 2005
-------------------------------------
Raymond J. Steele

                                           Director                                               -----------
-------------------------------------
Barry A. Williamson

                                           Director                                               May 23, 2005
-------------------------------------
C. Gerald Goldsmith



                          INDEX TO FINANCIAL STATEMENTS

                      MOTIENT CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm.............................................................  F-1

Consolidated Statements of Operations   ............................................................................  F-2

Consolidated Balance Sheets.........................................................................................  F-3

Consolidated Statements of Changes in Stockholders' Equity (Deficit)................................................  F-4

Consolidated Statements of Cash Flows   ............................................................................  F-5

Notes to Consolidated Financial Statements .........................................................................  F-6

Quarterly Financial Data............................................................................................ F-72

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of Motient Corporation and Subsidiaries as of December 31, 2003 and 2002 (Successor Company) and the results of their operations and their cash flows flows for the year ended December 31, 2003 (Successor Company), the eight months ended December 31, 2002 (Successor Company), the four months ended April 30, 2002 (Predecessor Company) and the year ended December 31, 2001 (Predecessor Company), in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


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


                                                                             Successor Company              Predecessor Company
                                                                             -----------------              -------------------

                                                                                        Eight Months     Four Months     (Restated)
                                                                         Year Ended        Ended           Ended         Year Ended
                                                                        December 31,    December 31,      April 30,     December 31,
                                                                            2003            2002            2002            2001
                                                                            ----            ----            ----            ----
REVENUES
   Services and related revenues                                       $  49,275        $  35,501        $  16,809        $  68,063
   Sales of equipment                                                      5,210            1,116            5,564           22,202
                                                                       ---------        ---------        ---------        ---------
       Total revenues                                                     54,485           36,617           22,373           90,265
                                                                       ---------        ---------        ---------        ---------

COSTS AND EXPENSES
   Cost of services and operations (including
   stock-based compensation of $211 for the year
   ended December 31, 2003; exclusive of
   depreciation and amortization below)                                   51,393           38,141           21,909           73,064
   Cost of equipment sold (exclusive of
   depreciation and amortization)                                          5,942            2,226            5,980           34,116
   Sales and advertising (including stock-based
   compensation of $151 for the year ended December 31, 2003)              4,552            4,825            4,287           22,618
   General and administrative (including
   stock-based compensation of $241 for the year
   ended December 31, 2003)                                               11,299            9,691            4,130           20,543
   Restructuring charges                                                    --                 25              584            4,739
   Depreciation and amortization                                          21,466           15,509            6,913           32,408
   Loss on impairment of asset                                             5,535             --               --               --
   Gain (loss) on disposal of assets                                       3,037            2,116              591              (67)
   Gain on sale of transportation and satellite assets                      --               (385)            (372)         (23,201)
                                                                       ---------        ---------        ---------        ---------
    Total Costs and Expenses                                             103,224           72,148           44,022          164,220
                                                                       ---------        ---------        ---------        ---------

       Operating loss                                                    (48,739)         (35,531)         (21,649)         (73,955)

   Interest and other income (expense)                                       662              (89)             145            1,128
   Interest expense                                                       (6,365)          (1,910)          (1,850)         (61,675)
   Other income from Aether/MSV                                            2,203            1,017            1,125             --
   Gain on Rare Medium Note call option                                     --               --               --              1,511
   Rare Medium merger costs                                                 --               --               --             (4,054)
   XM Radio equity investment impairment charge                             --               --               --            (81,467)
   Equity in losses of XM Radio and MSV                                   (9,883)         (22,273)          (1,909)         (48,488)
                                                                       ---------        ---------        ---------        ---------
   Loss before reorganization items                                      (62,122)         (58,786)         (24,138)        (267,000)

   Reorganization items:
   Costs associated with debt restructuring                                 --               (772)         (22,324)          (1,254)
   Gain (loss) on extinguishment of debt                                    --               --            183,725           (1,243)
   Gain on fair market adjustment of assets/liabilities                     --               --             94,715             --
                                                                       ---------        ---------        ---------        ---------

   (Loss) income before income taxes                                     (62,122)         (59,558)         231,978         (269,497)

   Income tax provision                                                     --               --               --               --
                                                                       ---------        ---------        ---------        ---------

   Net (loss) income                                                   $ (62,122)       $ (59,558)       $ 231,978        $(269,497)
                                                                       =========        =========        =========        =========

   Net (loss) income -  basic and diluted                              $   (2.47)       $   (2.37)       $    3.98        $   (5.27)
                                                                       =========        =========        =========        =========

   Weighted-Average Common Shares Outstanding -                           25,145           25,097           58,251           51,136
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

                                                                                              Common
                                                     Common Stock     Additional  Deferred    Stock   Unamortized
                                                               Par     Paid-In     Stock     Purchase  Guarantee  Accumulated
                                                    Shares    Value    Capital  Compensation Warrants  Warrants    Deficit    Total
                                                    ------    -----    -------  ------------ --------  --------    -------    -----
  Predecessor Company
  -------------------
  BALANCE, December 31, 2000                      $49,539,222   $495   $984,532   $(1,327)  $92,249  $(11,504) $(1,043,861) $20,584
    Common Stock issued under the 401(k)
    Savings & Stock Purchase Plan                   3,006,756     30      1,475       --        --        --           --     1,505
    Common Stock issued for exercise of stock
    options and award of bonus stock                    2,015    --           1       --        --        --           --         1
    Common Stock issued for exercise of Stock
    Purchase Warrants                                  38,228    --         845       --       (845)      --           --       --
    Capital Gain in connection with sale of
    stock by MSV                                          --     --      12,883       --        --        --           --    12,883
    Change in deferred compensation on
    non-cash compensation                                 --     --         539     1,048       --        --           --     1,587
    Cancellation of restricted stock                  (88,200)   --        (264)      264       --        --           --       --
    Reduction of Guarantee Warrants for
    extinguishment of debt                                --     --         --        --        --      8,837          --     8,837
    Compensatory stock options issued to
    employees                                             --     --         138       --        --        --           --       138
    Amortization of Guarantee Warrants                    --     --         --        --        --      4,993          --     4,993
    Loss in connection with sale of stock by
    XM Radio                                              --     --     (12,180)      --        --        --           --   (12,180)
    Guarantee Warrants revaluation                        --     --         --        --      2,326    (2,326)         --       --
    Issuance of Restricted Stock                    3,219,236     32        386      (418)      --        --           --       --
    Net Loss                                              --     --         --        --        --        --      (269,497)(269,497)
                                                   --------------------------------------------------------------------------------
  BALANCE, December 31, 2001                       55,717,257    557    988,355      (433)   93,730       --    (1,313,358)(231,149)
    Common Stock issued under the 401(k)
    Savings & Stock Purchase Plan                   2,718,041     27        176       --        --        --           --       203
    Change in deferred compensation on
    non-cash compensation                                 --     --         --         97       --        --           --        97
    Net Income - Predecessor Company                      --     --         --        --        --        --       231,978  231,978
                                                   ----------   ----   --------    ------   -------    ------  -----------   ------
    Balance before fresh-start-Predecessor
    Company                                        58,435,298   $584   $988,531     $(336)  $93,730      $--   $(1,081,380)  $1,129
                                                   ==========   ====   ========    ======   =======    ======  ===========   ======

    Successor Company
    -----------------
    Issuance of New Equity through bankruptcy      25,097,256   $251   $197,814      $--       $--       $--         $--   $198,065
    Issuance of Common Stock Warrants                     --     --         --        --      3,077       --          --      3,077
                                                   --------------------------------------------------------------------------------
  BALANCE, April 30, 2002                           25,097,256   251    197,814       --      3,077       --          --    201,142
    Issuance of Common Stock Warrants                     --     --         --        --      1,464       --          --      1,464
    Net Loss                                              --     --         --        --        --        --       (59,558) (59,558)
                                                   --------------------------------------------------------------------------------
  BALANCE, December 31, 2002                       25,097,256    251    197,814       --      4,541       --       (59,558) 143,048
    Common Stock issued under the 401(k)
    Savings & Stock Purchase Plan                      84,172      1        280       --        --        --           --       281
    Common  Stock issued for exercise of stock
    options                                            15,412    --          46       --        --        --           --        46
    Issuance of Common Stock Warrants                     --     --         --        --     10,951       --           --    10,951
    Change in deferred compensation on
    non-cash compensation                                 --     --         603       --        --        --           --      603
    Net loss                                              --     --         --        --        --        --       (62,122) (62,122)
                                                   --------------------------------------------------------------------------------
  BALANCE, December 31, 2003                       25,196,840   $252   $198,743      $--    $15,492      $--     $(121,680) $92,807
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


Motient presently has six wholly-owned subsidiaries and a 29.5% interest (assuming conversion of all outstanding convertible notes) in Mobile Satellite Ventures LP (MSV). For further details regarding Motient's interest in MSV, please see "Recent Developments - Mobile Satellite Ventures LP". Motient Communications Inc. owns the assets comprising Motient's core wireless business, except for Motient's Federal Communications Commission, or FCC, licenses, which are held in a separate subsidiary, Motient License Inc. (Motient License). Motient License was formed on March 16, 2004, as part of Motient's amendment of its credit facility, and is a special purpose wholly-owned subsidiary of Motient Communications that holds all of the FCC licenses formerly held by Motient Communications. A pledge of the stock of Motient License, along with other assets of Motient Communications, secures borrowings under the term credit facility. For further details regarding the formation of Motient License, please see Note 16 ("Subsequent Events"). Our other four subsidiaries hold no material operating assets other than the stock of other subsidiaries and Motient's interests in MSV. On a consolidated basis, we refer to Motient Corporation and its six wholly-owned subsidiaries as "Motient."


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


Throughout 2001, Motient disposed of its equity interest in XM Radio, and as of November 19, 2001, Motient did not hold any interest in XM Radio. For the period from January 1, 2001 through November 19, 2001, the Company accounted for its investment in XM Radio pursuant to the equity method of accounting. You may find XM Radio's financial statements on the EDGAR system, which you can access at the website of the SEC, www.sec.gov.


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

Cash (used) provided by reorganization items were as follows:

                                                                                 Predecessor
                                                      Successor Company            Company
                                                      -----------------            -------
                                                               Eight Months      Four Months
                                                  Year Ended      Ended             Ended
                                                  December 31,  December 31,       April 30,
                                                    2003           2002              2002
                                                    ----           ----              ----
              (in thousands)
              Professional Fees                  $--              $(3,434)          $(5,892)
              Interest Income                     --                   --               145
                                                 ---              --------          --------
                                                 $--              $(3,434)          $(5,747)
                                                 ===              ========          ========

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


                                                    As of December 31, 2003       As of December 31, 2002
                                                    -----------------------       -----------------------
                                                       Successor Company             Successor Company
                                                       -----------------             -----------------
                                                    Carrying                      Carrying
                                                     Amount       Fair Value       Amount       Fair Value
                                                     ------       ----------       ------       ----------
(in thousands)
Assets:
Restricted investments                                  $1,595         $1,595           $604          $604
Investment in and notes receivable from MSV             22,610         31,294         32,493        32,493

Liabilities:
Rare Medium Note                                       $22,016        $22,016        $20,148       $20,148
CSFB Note                                                  869            869            795           795
Term Credit Facility                                     4,914          4,914             --            --
Vendor financing commitment                              4,814          4,814          6,096         6,096
Capital leases                                          $3,096         $3,096         $6,250        $6,250

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


Motient's rights to use and sell the BlackBerryTM software and RIM's handheld devices may be limited or made prohibitively expensive as a result of a patent infringement lawsuit brought against RIM by NTP Inc. As a purchaser of those products, Motient could be adversely affected by the outcome of that litigation. Please see Note 14, "Legal and Regulatory Matters".


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

Deferred Charges and Other Assets

Deferred charges and other assets consist of the following:


                                                  Successor Company
                                                  -----------------
                                                    December 31,
                                                    ------------
                                                 2003          2002
                                                 ----          ----
                                                   (in thousands)
        Deferred equipment costs                 $709        $1,640
        Term credit facility financing fees     7,367            --
        Other long term assets                     --           117
                                                -----         -----
                                               $8,076        $1,757
                                               ======        ======


Financing costs are amortized over the term of the 36 month related facility using the straight-line method, which approximates the effective interest method.


Deferred Revenue and Other Current Liabilities

Deferred revenue and other current liabilities consist of the following:

                                                Successor Company
                                                -----------------
                                                   December 31,
                                                 2003         2002
                                                 ----         ----
                                                  (in thousands)

                  Deferred Revenue - UPS         $4,678        $--
                  Deferred Revenue - Aether       3,447      1,947
                  Deferred Revenue - RIM          1,397      3,163
                  Deferred Registration fees        175         90
                  Deposits - other                  693         10
                  Deferred Revenue - other          615         98
                                                    ---         --
                                                $11,005     $5,308
                                                =======     ======

Other Long-Term Liabilities

Other long-term liabilities consist of the following:

                                                  Successor Company
                                                  -----------------
                                                    December 31,
                                                    ------------
                                                 2003         2002
                                                 ----         ----
                                                   (in thousands)
Deferred revenue, Aether, RIM, MSV and other     $622       $3,115
Deferred equipment revenue                        725        1,709
                                                  ---        -----
                                               $1,347       $4,824
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

We package airtime usage on our network that involves a wide variety of volume packaging, anything from a 35 kilobytes per month plan up to unlimited kilobyte usage per month, with various gradations in between. Discounts may be applied when comparing one customer to another, and such service discounts are recorded as a reduction of revenue when granted. The Company does not offer incentives generally as part of its service offerings, however, if offered they would be recorded as a reduction of revenue ratably over a contract period.

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


As of December 31, 2003 and 2002, the Company had capitalized a total of $4.5 million and $4.4 million of deferred equipment revenue, respectively, and had deferred equipment costs of $4.5 million and $4.4 million, respectively.


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

                                                                                                            Predecessor
                                                                            Successor Company                 Company
                                                                            -----------------                 -------

                                                                            Twelve
                                                                            Months          Eight Months        Four Months
                                                                            Ended              Ended               Ended
                                                                         December 31,       December 31,         April 30,
                                                                             2003               2002                2002
                                                                             ----               ----                ----
Net loss, as reported                                                  $ (62,122)          $ (59,558)          $ 231,978
Add: Stock-based employee compensation expense
included in net income, net of related tax effects                           603                  --                  --
Deduct: Total stock-based employee compensation
expense determined under fair value based method for
all awards, net of tax related effects                                    (2,488)               (567)                (57)
                                                                       ---------           ---------           ---------
Pro forma net loss                                                     $ (64,007)          $ (60,125)          $ 231,921

Weighted average common shares outstanding                                25,145              25,097              58,251
Earnings per share:
  Basic and diluted---as reported                                      $   (2.47)          $   (2.37)          $    3.98
  Basic and diluted---pro-forma                                        $   (2.55)          $   (2.40)          $    3.98


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

                                                                     Predecessor        Predecessor
                                   Successor Company                   Company            Company
                                   -----------------                   -------            -------
                                                   Eight Months                          (Restated)
                                 Year Ended            Ended         Four Months         Year Ended
                                December 31,       December 31,     Ended April 30,     December 31,
                                    2003               2002             2002                2001
                                    ----               ----             ----                ----
Summary of Revenue
------------------
(in millions)
Wireless Internet                   $27.8             $15.5             $5.6              $11.4
Field Services                        9.9              10.5              5.6               19.4
Transportation                        7.9               7.4              4.1               15.9
Telemetry                             2.3               1.8              0.8                2.6
All and other                         1.4               0.3              0.7               18.8
                                      ---               ---              ---               ----
Service Revenue                      49.3              35.5             16.8               68.1
Equipment Revenue                     5.2               1.1              5.6               22.2
                                      ---               ---              ---               ----
    Total                           $54.5             $36.6            $22.4              $90.3
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

For the year ended December 31, 2003, MSV had revenues of $27.1 million, operating expenses of $46.5 million and a net loss of $28 million. For the eight-month period ended December 31, 2002, MSV had revenues of $19.1 million, operating expenses of $17.5 million and a net loss of $15.7 million. For the four-month period ended April 30, 2002, MSV had revenues of $9.1 million, operating expenses of $9.3 million and a net loss of $9.2 million. For the year ended December 31, 2003, the Company's equity in losses of MSV were $9.7 million. For the eight-month period ended December 31, 2002, the Company's equity in losses of MSV were $6.9 million, and for the four-month period ended April 30, 2002, the Company's equity in losses of MSV were $1.9 million. For additional financial information regarding MSV, please see the consolidated financial statements of MSV beginning on page M-1.

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

                                           Quarter Ended        Year Ended
                                              March 31,         December 31,
                                               2002                2001
                                               ----                ----
(in thousands)
Statement of operations data
----------------------------
Net Revenue, as previously reported            $16,495              $93,293
   Adjustments                                     188               (3,028)
                                                   ---              -------
As restated                                    $16,683              $90,265
                                               =======              =======

Net Operating Loss, as previously reported    $(15,970)            $(94,996)
   Adjustments                                     208               (2,227)
                                                   ---              -------
As restated                                   $(15,762)            $(97,223)
                                             =========            =========

Net Loss, as previously reported              $(32,885)           $(292,089)
   Adjustments                                  (2,544)              22,592
                                               -------               ------
As restated - inclusive of the cumulative
effect of $4,677                              $(35,429)           $(269,497)
                                             =========           ==========

Basic and Fully Diluted Loss Per Share of
Common Stock, as previously reported            $(0.56)              $(5.71)
   Adjustments                                   (0.05)                0.44
                                                ------                 ----
As restated                                     $(0.61)              $(5.27)
                                               =======              =======

Balance sheet data
------------------
Total Assets, as previously reported          $177,628             $209,617
   Adjustments                                  27,654               30,848
                                                ------               ------
As restated                                   $205,282             $240,465
                                              ========             ========

Total Liabilities, as previously reported     $485,681             $485,086
   Adjustments                                 (14,122)             (13,472)
                                              --------             --------
As restated                                   $471,559             $471,614
                                              ========             ========

Stockholders' Equity, as previously
reported                                     $(308,053)           $(275,469)
   Adjustments                                  41,776               44,320
                                                ------               ------
As restated                                  $(266,277)           $(231,149)
                                            ==========           ==========

Total Liabilities & Stockholders' Equity,
as previously reported                        $177,628             $209,617
   Adjustments                                  27,654               30,848
                                                ------               ------
As restated                                   $205,282             $240,465
                                              ========             ========

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

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                   Successor Company
                                                   -----------------
                                                     December 31,
                                                     ------------
                                                  2003              2002
                                                  ----              ----
                                                     (in thousands)
Network equipment                              $35,865           $47,384
Office equipment and furniture                   2,846             3,951
Construction in progress                            --             1,409
                                                ------             -----
                                                38,711            52,744
Less accumulated depreciation and
amortization                                    (7,330)           (6,339)
                                               -------           -------
Property and equipment, net                    $31,381           $46,405
                                               =======           =======

Depreciation expense totaled $13,770 for the year ended December 31, 2003; $9,816 for the eight months ended December 31, 2002 and $5,924 for the four months ended April 30, 2002.


5.  FCC LICENSES AND OTHER INTANGIBLE ASSETS

FCC licenses and other intangible assets consist of the following:


                                         Successor Company
                                         -----------------
                                           December 31,
                                           ------------
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

Motient accounts for its frequencies as finite-lived intangibles and amortizes them over a 20-year estimated life which includes the initial 10 year term, plus an additional 10 year renewal term. Renewal of Motient's current licenses are granted in the ordinary course. Motient had amortized its goodwill on a straight-line basis over 20 years, however, this goodwill was eliminated as part of Motient's "fresh-start" accounting. As part of its "fresh-start" accounting, Motient valued its long-term customer contracts and amortizes these contracts over a four-year life. The fair value of our customer related intangibles is determined through the based on analysis incorporating a discounted cash flow of our primary customer contracts and other related considerations.


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

Information regarding the Company's stock option plan is summarized below:

                                                             Restricted
                                                             Stock and                                Weighted
                                                              Options         Options Granted          Average
                                                             Available             and              Option Price
                                                             For Grant         Outstanding           Per Share
                                                             ---------         -----------           ---------
   Predecessor Company
   -------------------
   Balance, December 31, 2000                                2,194,432          3,920,605              $11.65
      Options granted                                       (1,274,336)         1,274,336                5.88
      Restricted stock granted                              (3,219,236)                --                  --
      Restricted stock cancelled                                88,200                 --                  --
      Exercised                                                     --             (2,015)               0.68
      Forfeited                                              4,799,573         (4,799,573)              10.28
                                                             ---------         ----------
   Balance, December 31, 2001                                2,588,633            393,353                9.65
      MTNT Restricted stock and options available for
      grant cancelled                                       (2,588,633)          (393,353)
                                                             ---------         ----------
   Balance, April 30, 2002 (Predecessor Company)                    --                 --                  --

   --------------------------------------------------------------------------------------------------------------

   Successor Company
   -----------------
      Reorganized MNCP shares authorized for grant           2,993,024                 --                5.00(1)
      MNCP options granted                                  (2,244,250)         2,244,250                  --
      Exercised                                                                                          5.00
      Forfeited                                                     --                 --                5.00
   Balance, December 31, 2002                                  613,225           (613,225)
                                                             ---------         ----------
                                                             1,361,999         1,631,025
      Options granted                                         (495,000)           495,000                5.18
      Exercised                                                 15,412            (15,412)               3.00
      Forfeited                                                353,100           (353,100)               3.02
                                                             ---------         ----------
   Balance, December 31, 2003                                1,235,511          1,757,513

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

                                                                                         Successor Company
                                                                                         -----------------
                                                                                            December 31,
                                                                                         2003         2002
                                                                                         ----         ----
                                                                                           (in thousands)
   Net Operating Loss Carryforwards                                                  $ 165,933     $ 148,699
   Deferred Taxes Related to Temporary Differences:
      Tangible asset bases, lives and depreciation methods                             (11,000)      (13,736)
      Other                                                                             (8,515)      (13,518)
                                                                                     ---------     ---------
        Total deferred tax asset, net                                                  146,418       121,445
   Less valuation allowance                                                           (146,418)     (121,445)
                                                                                     ---------     ---------
   Net deferred tax asset                                                            $      --     $      --
                                                                                     =========     =========

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

8.  DEBT & CAPITAL LEASES

Debt and capital leases consists of the following:

                                                                  December 31,
                                                                  ------------
                                                                2003          2002
                                                                ----          ----
                                                                  (in thousands)
   Rare Medium note payable, including accrued interest        $22,016     $20,148
   CSFB note payable, including accrued interest                   869         795
   Term Credit Facility                                          4,914          --
   Vendor financing, including accrued interest                  4,814       5,947
   Capital leases                                                3,096       6,250
                                                               -------     -------
                                                                35,709      33,140
   Less current maturities                                       3,867       4,051
                                                               -------     -------
   Long-term debt                                              $31,842     $29,089
                                                               =======     =======

The following table reflects the maturity of our various obligations over the next five years:

                                                                                 Less then
                                                                  Total           1 year         1-4 years       After 5 years
                                                                  -----           ------         ---------       -------------
(in thousands)
Operating leases (1)                                              $33,685          $12,170         $19,031           $2,484
Capital lease obligations, including interest thereon (1)           3,504            1,752           1,752              ---
Notes Payables (2)                                                 22,885              ---          22,885              ---
Term Credit Facility                                                4,914              ---           4,914              ---
Vendor financing commitment and note payable (1)                    4,814            2,413           2,401              ---
                                                                    -----            -----           -----              ---
  Total Contractual Cash Obligations                              $69,802          $16,335         $50,983           $2,484
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


In each of April, June and August 2003 and March of 2004, the Company made draws under the credit agreement in the amount of $1.5 million for an aggregate amount of $6.0 million, each of which would have been due three years from the date of the draw, if not earlier repaid. The Company used such funds to fund general working capital requirements of operations.


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

                                                     Successor            Successor             Predecessor         Predecessor
                                                      Company              Company                Company             Company
                                                     Year Ended          Eight Months           Four Months         (Restated)
                                                    December 31,            Ended                  Ended            Year Ended
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

10.  LEASES

Capital Leases

The Company leases certain office equipment and switching equipment under agreements accounted for as capital leases. Assets recorded as capital leases in the accompanying balance sheets include the following:

                                                        Successor Company
                                                        -----------------

                                                            December 31,
                                                         2003        2002
                                                         ----        ----
                                                          (in thousands)
 Switch equipment                                       $ 9,795    $ 9,795
 Office equipment                                            --      2,501
 Less accumulated depreciation                           (5,280)    (5,669)
                                                        -------    -------
    Total                                               $ 4,515    $ 6,627
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

At December 31, 2003, minimum future lease payments under noncancelable operating and capital leases are as follows:

                                                                      Operating          Capital
                                                                      ---------          -------
                                                                            (in thousands)
         2004                                                          $12,170           $1,752
         2005                                                            9,238            1,752
         2006                                                            6,089               --
         2007                                                            2,090               --
         2008 and thereafter                                             4,098               --
                                                                       -------               --
         Total                                                         $33,685            3,504
                                                                       -------            -----
         Less: Interest                                                                    (408)
                                                                                          -----
         Present value of minimum lease payments                                         $3,096
            Less: Current maturities, including those amounts
                 deemed to be in default                                                 (1,454)
                                                                                         ------
         Non current capital lease obligation                                            $1,642
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

As of December 31, 2003, we had the following outstanding cash contractual commitments:

                                                                                                                         More than
                                                              Total      <1 year       1-3 years       3 - 5 years        5 years
                                                              -----      -------       ---------       -----------      ----------
(in thousands)
Operating leases (1)                                         $33,685     $12,170      $17,417           $1,614           $2,484
Capital lease obligations, including interest thereon (1)      3,504       1,752        1,752              ---              ---
Notes Payable (2)                                             22,885         ---       22,885              ---              ---
Term Credit Facility                                           4,914         ---        4,914              ---              ---
Equipment financing commitment (1)                             4,814       2,413        2,401              ---              ---
                                                             -------     -------      -------           ------           ------
  Total Contractual Cash Obligations                         $69,802     $16,335      $49,369           $1,614           $2,484
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

For further details regarding regulatory matters related to periods after this report, please see Note 16 ("Subsequent Events").

15.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                            Successor Company                     Predecessor Company
                                                            -----------------                     -------------------

                                                                                                               Year Ended
                                                    Year Ended        Eight Months Ended     Four Months      December 31,
                                                   December 31,          December 31,      Ended April 30,     (Restated)
                                                       2003                  2002               2002              2001
                                                       ----                  ----               ----              ----
                                                                           (in thousands)
 Cash payments for interest                        $   572               $  396              $ 427              $ 26,240
 Cash payment for income taxes                          --                   --                 --                    --
 Noncash investing and financing activities:
 Leased asset and related obligations                   --                   --                 --                   632
 Issuance of restricted stock                           --                   --                 --                   419
 Cancellation of restricted stock                       --                   --                 --                  (264)
 Additional deferred compensation on non-cash
 compensation                                           --                   --                 97                 1,587
 Issuance and repricing of common stock
 purchase warrants                                  10,024                1,464                 --                 2,326
 Capital (loss) gain in connection with the
 sale of stock by XM Radio                              --                   --                 --               (12,180)
 Capital gain in connection with the sale of
 stock by MSV                                           --                   --                 --                12,883
 Vendor financing for property in service               --                   --                 --                    --
 Vendor financing under maintenance agreement
                                                        --                2,631                 --                    --
 Issuance of Common Stock under the Defined
 Contribution Plan                                 $   280                $  --              $(203)             $  1,151


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

Additional Private Placement

On July 1, 2004, Motient sold 3,500,000 shares of our common stock at a per share price of $8.57 for an aggregate purchase price of $30.0 million to The Raptor Global Portfolio Ltd., The Tudor BVI Global Portfolio, Ltd., The Altar Rock Fund L.P., Tudor Proprietary Trading, L.L.C., York Distressed Opportunities Fund, L.P., York Select, L.P., York Select Unit Trust, York Global Value Partner, L.P., Catalyst Credit Opportunity Fund, Catalyst Credit Opportunity Fund Offshore, DCM, Ltd., Rockbay Capital Fund, LLC, Rockbay Capital Investment Fund, LLC, Rockbay Capital Offshore Fund, Ltd., Glenview Capital Partner, L.P., Glenview Institutional Partners, L.P., Glenview Capital Master Fund, Ltd., GCM Little Arbor Master Fund, Ltd., OZ Master Fund, Ltd., OZ Mac 13 Ltd., Fleet Maritime, Inc., John Waterfall, Edwin Morgens, Greywolf Capital II, L.P., Greywolf Capital Overseas Fund, Highland Equity Focus Fund, L.P., Singer Children's Management Trust, and Strome Hedgecap Limited. The sale of these shares was not registered under the Securities Act and the shares may not be sold in the United States absent registration or an applicable exemption from registration requirements. The shares were offered and sold pursuant to the exemption from registration afforded by Rule 506 under the Securities Act and/or
Section 4(2) of the Securities Act. In connection with this sale, Motient signed a registration rights agreement with the holders of these shares. Among other things, this registration rights agreement requires us to file and cause to make effective a registration statement permitting the resale of the shares by the holders thereof. Motient also issued warrants to purchase an aggregate of 525,000 shares of our common stock to the investors listed above, at an exercise price of $8.57 per share. These warrants will vest if and only if Motient does not meet certain registration deadlines beginning in November, 2004, with respect to certain requirements under the registration rights agreement. If the warrants vest, they may be exercised by the holders thereof at any time through June 30, 2009.

In connection with this sale, Motient issued to certain CTA affiliates, and certain affiliates of Tejas Securities Group, Inc., our placement agent for the private placement, warrants to purchase 340,000 and 510,000, respectively, shares of our common stock. The exercise price of these warrants is $8.57 per share. The warrants are immediately exercisable upon issuance and have a term of five years. Motient also paid Tejas Securities Group, Inc. a placement fee of approximately $850,000 at closing. The shares were offered and sold pursuant to the exemption from registration afforded by Rule 506 under the Securities Act and/or Section 4(2) of the Securities Act.

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

Legal

On April 15, 2004, Motient filed a claim under the rules of the American Arbitration Association in Fairfax County, VA, against Wireless Matrix Corporation, a reseller of Motient's services, for the non-payment of certain amounts due and owing under the "take-or-pay" agreement between Motient and Wireless Matrix. Under this agreement, Wireless Matrix agreed to purchase certain minimum amounts of air-time on the Motient network. In February 2004 Wireless Matrix informed Motient that it was terminating its agreement with Motient. Motient does not believe that Wireless Matrix has any valid basis to do so, and consequently filed the above mentioned claim seeking over $2.6 million in damages, which amount represents Wireless Matrix's total prospective commitment under the agreement. On May 10, 2004, Motient received notice of a counter-claim by Wireless Matrix of approximately $1 million, representing such amounts as Wireless Matrix claims to have paid in excess of services rendered under the agreement. In June 2004, Motient reached a favorable out of court agreement with Wireless Matrix in which Wireless Matrix will pay Motient $1.1 million.

                            QUARTERLY FINANCIAL DATA
                (dollars in thousands, except for per share data)
                                   (unaudited)

                                             Successor Company
                                             -----------------
                                               2003-Quarters
                                               -------------
                                 3/31/03     6/30/03    9/30/03    12/31/03
                                 -------     -------    -------    --------
Revenues                         $14,370     $14,992    $12,051     $13,072
Operating expenses (1)            24,424      25,358     29,795      23,647
                                  ------      ------     ------      ------
Loss from operations             (10,054)    (10,366)   (17,744)    (10,575)
Net Income (loss)               $(12,394)   $(13,010)  $(22,345)   $(14,373)
Basic and Diluted Loss Per
Share of common stock             $(0.49)     $(0.52)    $(0.89)     $(0.57)
Weighted-average common
shares outstanding
during the period                 25,097      25,116     25,170      25,145
Market price per share (3)
   High                            $4.00       $2.00      $5.00       $5.45
   Low                             $2.75       $5.75      $6.35       $3.95

                                    Predecessor Company through April 30, 2002 and
                                Successor Company from May 1, 2002 to December 31, 2002                 Predecessor Company
                                -------------------------------------------------------                 -------------------
                                                     2002-Quarters                                    2001-Quarters (restated)
                                                     -------------                                    ------------------------

                                           (Predecessor (Successor
                                              Company)   Company)
                                              1 Month    2 Months
                               (Predecessor    Ended      Ended    (Successor  (Successor
                                 Company)     April 30,  June 30    Company)   Company)
                                 3/31/02        2002      2002      9/30/02    12/31/02    3/31/01   6/30/01    9/30/01    12/31/01
                                 -------        ----      ----      -------    --------    -------   -------    -------    --------

 Revenues                       $ 16,683    $   5,690   $  8,719   $ 13,297    $ 14,601   $ 22,565  $ 22,641   $ 23,547    $ 21,513
 Operating expenses (1)           32,445       11,358     19,796     25,426      25,195     48,225    47,832     50,342      41,092
                                --------    ---------   --------   --------    --------   --------  --------   --------    --------
 Loss from operations            (15,762)      (5,668)   (11,077)   (12,129)    (10,594)   (25,660)  (25,191)   (26,795)    (19,579)
 Net Income (loss)              $(35,429)   $ 267,408   $(13,010)  $(16,644)   $(29,904)   (54,948)  (65,317)   (49,636)    (99,597)
 Basic and Diluted Loss Per
 Share of common stock          $  (0.61)   $    4.58   $  (0.52)  $  (0.66)   $  (1.19)  $  (1.11) $  (1.32)  $  (0.99)   $  (1.81)
 Weighted-average common
 shares outstanding
 during the period                58,256       58,366     25,097     25,097      25,097     49,639    49,654     50,175      55,027
 Market price per share (3)
    High                        $   0.45    $   0.040   $   5.90   $   4.45    $   3.40   $   6.59  $   2.05   $   1.10    $   0.60

    Low                         $  0.055    $   0.080   $   3.60   $   0.40    $   0.65   $   1.25  $   0.38   $   0.09    $   0.05


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

                            Quarter Ended March 31,         Quarter Ended June 30,    Quarter Ended September 30,
                                     2001                            2001                       2001
                                     ----                            ----                       ----
                                 (Unaudited)                      (Unaudited)                (Unaudited)
                          As reported    As restated      As reported   As restated  As reported     As restated
                          -----------    -----------      -----------   -----------  -----------     -----------
(in thousands)

Net Revenue                 $23,407         $22,565         $23,657      $22,641       $24,447         $23,547
Loss from Operations        (25,217)        (25,660)        (25,224)     (25,191)      (25,933)        (26,795)
Net Loss                    (54,006)        (54,948)        (65,324)     (65,317)      (48,707)        (49,636)
Basic and Fully
Diluted EPS                  $(1.09)         $(1.11)         $(1.32)      $(1.32)       $(0.97)        $(0.99)
Total Assets                536,608         536,772         485,682      486,694       448,542         449,474
Total Liabilities           588,579         580,840         599,931      593,032       610,106         604,055
Stockholders' Deficit       (51,971)        (44,068)       (114,249)    (106,338)     (161,564)       (154,582)
Total Liabilities &
Stockholders' Deficit      $536,608        $536,772        $485,682     $486,694      $448,542        $449,474

                          Quarter Ended December 31,       Year Ended December 31,     Quarter Ended March 31,
                                     2001                           2001                         2002
                                     ----                           ----                         ----
                                 (Unaudited)                     (Unaudited)                 (Unaudited)
                          As reported    As restated      As reported   As restated  As reported     As restated
                          -----------    -----------      -----------   -----------  -----------     -----------
(in thousands)

Net Revenue                 $21,782        $21,513          $93,293     $90,265        $16,495        $16,683
Loss from Operations        (18,622)       (19,579)         (94,996)    (97,223)       (15,970)       (15,763)
Net Loss                   (124,052)       (99,597)        (292,089)   (269,497)       (32,885)       (35,430)
Basic and Fully
Diluted EPS                  $(2.25)       $(1.81)           $(5.71)     $(5.27)        $(0.56)        $(0.61)
Total Assets                209,617        240,465          209,617     240,465        177,628        205,283
Total Liabilities           485,086        471,614          485,086     471,614        485,681        471,559
Stockholders' Deficit      (275,469)      (231,149)        (275,469)   (231,149)      (308,053)      (266,277)
Total Liabilities &
Stockholders' Deficit      $209,617       $240,465         $209,617    $240,465       $177,628       $205,283

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
          YEARS ENDED 2001(restated), FOUR MONTHS ENDED APRIL 30, 2002,
                    EIGHT MONTHS ENDED DECEMBER 31, 2002, and
                          YEAR ENDED DECEMBER 31, 2003

                                                              Charged
                                                 Balance at   to Costs
                                                 Beginning      and                                 Balance at End of
Description                                      of Period    Expenses           Deductions               Period
-----------                                      ---------    --------           ----------               ------
Predecessor Company
-------------------
Year Ended December 31, 2001
       Allowance for doubtful accounts               $1,317      $1,375            $(1,728)                 $964
Four Months Ended April 30, 2002
       Allowance for doubtful accounts                 $964        $(52)             $(139)                 $773
-----------------------------------------------------------------------------------------------------------------
Successor Company
-----------------
Eight Months Ended December 31, 2002
       Allowance for doubtful accounts                 $773        $994              $(764)               $1,003
Year Ended December 31, 2003
       Allowance for doubtful accounts               $1,003        $194              $(438)                 $759

                                                              Charged
                                                 Balance at   to Costs
                                                 Beginning      and                                 Balance at End of
Description                                      of Period    Expenses           Deductions               Period
-----------                                      ---------    --------           ----------               ------
Predecessor Company
-------------------
Year Ended December 31, 2001
       Allowance for Obsolescence                    $1,633      $7,891            $(2,451)               $7,073
Four Months Ended April 30, 2002
       Allowance for Obsolescence                    $7,073      $4,687              $(797)              $10,963
-----------------------------------------------------------------------------------------------------------------
Successor Company
-----------------
Eight Months Ended December 31, 2002
       Allowance for Obsolescence                   $10,963        $287            $(1,699)               $9,551
Year Ended December 31, 2003
       Allowance for Obsolescence                    $9,551        $199            $(2,000)               $7,750


         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

Independent Auditors' Report ...................................................  X-2

Consolidated Balance Sheets ....................................................  X-3

Consolidated Statements of Operations ..........................................  X-4

Consolidated Statements of Stockholders' Equity (Deficit) ......................  X-5

Consolidated Statements of Cash Flows ..........................................  X-6

Notes to Consolidated Financial Statements .....................................  X-7

Independent Auditors' Report on Consolidated Financial Statement Schedule ......  X-28

Schedule I--Valuation and Qualifying Accounts ..................................  X-29


                    XM SATELLITE RADIO INC. AND SUBSIDIARIES

Independent Auditors' Report ...................................................  X-30

Consolidated Balance Sheets ....................................................  X-31

Consolidated Statements of Operations ..........................................  X-32

Consolidated Statements of Stockholder's Equity ................................  X-33

Consolidated Statements of Cash Flows ..........................................  X-34

Notes to Consolidated Financial Statements .....................................  X-35

Independent Auditors' Report on Consolidated Financial Statement Schedule ......  X-53

Schedule I--Valuation and Qualifying Accounts ..................................  X-54

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
XM Satellite Radio Holdings Inc.:

We have audited the accompanying consolidated balance sheets of XM Satellite Radio Holdings Inc. and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company is dependent upon additional debt or equity financing, which raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                  /s/ KPMG LLP

McLean, VA
January 23, 2002

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 2001

                                                                                                              2000         2001
                                                                                                           -----------  -----------
                                                               ASSETS                                        (in thousands, except
                                                                                                                   share data)
Current assets:
     Cash and cash equivalents .........................................................................   $   224,903  $   182,497
     Short-term investments ............................................................................            --       28,355
     Restricted investments ............................................................................        45,585       44,861
     Accounts receivable, net of allowance for doubtful accounts of $0 and $10 .........................            --          478
     Prepaid and other current assets ..................................................................         8,815       15,720
                                                                                                           -----------  -----------
          Total current assets .........................................................................       279,303      271,911
Other assets:
     Restricted investments, net of current portion ....................................................       115,581       27,898
     System under construction .........................................................................       815,016       55,056
     Property and equipment, net of accumulated depreciation and amortization of $2,337 and $43,384 ....        50,052    1,066,191
     Goodwill and intangibles, net of accumulated amortization of $2,599 and $3,974 ....................        24,001       22,626
     Other assets, net of accumulated amortization of $672 and $2,167 ..................................         9,265       12,521
                                                                                                           -----------  -----------
          Total assets .................................................................................   $ 1,293,218  $ 1,456,203
                                                                                                           ===========  ===========

                                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ..................................................................................   $    31,793  $    36,559
     Accrued expenses ..................................................................................         6,039       26,098
     Accrued network optimization expenses (note 15) ...................................................            --        8,595
     Current portion of long-term debt .................................................................           556        1,910
     Due to related parties ............................................................................        15,429       26,052
     Accrued interest ..................................................................................        13,397       15,664
                                                                                                           -----------  -----------
          Total current liabilities ....................................................................        67,214      114,878
Long-term debt, net of current portion .................................................................       262,665      411,520
Royalty payable, net of current portion ................................................................         2,600        1,800
Other non-current liabilities ..........................................................................         4,787        1,354
                                                                                                           -----------  -----------
          Total liabilities ............................................................................       337,266      529,552
                                                                                                           -----------  -----------
Stockholders' equity:
   Series A convertible preferred stock, par value $0.01 (liquidation preference of $102,688);
     15,000,000 shares authorized, 10,786,504 shares issued and outstanding at December 31, 2000
     and 2001 ..........................................................................................           108          108
   Series B convertible redeemable preferred stock, par value $0.01 (liquidation preference of $43,364); 3,000,000 shares authorized, 867,289 shares issued
     and outstanding at December 31, 2000 and 2001 .....................................................             9            9
   Series C convertible redeemable preferred stock, par value $0.01 (liquidation preference of
     $244,277 and $263,664 at December 31, 2000 and 2001, respectively); 250,000 shares authorized,
     235,000 shares issued and outstanding at December 31, 2000 and 2001 ...............................             2            2
   Class A common stock, par value $0.01; 180,000,000 shares authorized, 34,073,994 and
     74,482,168 shares issued and outstanding at December 31, 2000 and 2001, respectively ..............           341          745
   Class B common stock, par value $0.01; 30,000,000 shares authorized, 16,557,262
     and no shares issued and outstanding at December 31, 2000 and 2001, respectively ..................           166           --
   Class C common stock, par value $0.01; 30,000,000 shares authorized, no shares issued and
     outstanding at December 31, 2000 and 2001 .........................................................            --           --
   Additional paid-in capital ..........................................................................     1,061,921    1,316,761
   Accumulated deficit .................................................................................      (106,595)    (390,974)
                                                                                                           -----------  -----------
          Total stockholders' equity ...................................................................       955,952      926,651
                                                                                                           -----------  -----------
Commitments and contingencies (notes 1, 2, 3, 5, 10 and 15)
          Total liabilities and stockholders' equity ...................................................   $ 1,293,218  $ 1,456,203
                                                                                                           ===========  ===========

          See accompanying notes to consolidated financial statements.

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                                                          1999           2000            2001
                                                                     -----------     -----------     -----------
                                                                        (in thousands, except share data)
Revenue:
     Subscriber revenue ..........................................   $        --     $        --     $       246
     Ad sales revenue ............................................            --              --             294
        Less:  Agency commissions ................................            --              --             (43)
     Other revenue ...............................................            --              --              36
                                                                     -----------     -----------     -----------
          Total revenue ..........................................            --              --             533
                                                                     -----------     -----------     -----------

Operating expenses:
     Broadcasting operations:
        Content/programming ......................................        (1,014)         (6,878)        (27,924)
        System operations ........................................        (2,877)        (23,227)        (67,571)
        Customer care and billing operations .....................            --            (856)         (6,034)
     Sales and marketing .........................................        (3,351)        (16,078)        (99,789)
     General and administrative ..................................       (14,496)        (16,624)        (24,595)
     Research and development ....................................        (7,440)        (12,701)        (14,255)
     Depreciation and amortization ...............................        (1,513)         (3,115)        (41,971)
                                                                     -----------     -----------     -----------
          Total operating expenses ...............................       (30,691)        (79,479)       (282,139)
                                                                     -----------     -----------     -----------
Operating loss ...................................................       (30,691)        (79,479)       (281,606)

Other income (expense):
     Interest income .............................................         2,916          27,606          15,198
     Interest expense ............................................        (9,121)             --         (18,131)
     Other income, net ...........................................            --              --             160
                                                                     -----------     -----------     -----------
             Net loss ............................................       (36,896)        (51,873)       (284,379)
                                                                     -----------     -----------     -----------

8.25% Series B preferred stock dividend requirement ..............            --          (5,935)         (3,766)
8.25% Series C preferred stock dividend requirement ..............            --          (9,277)        (19,387)
Series B preferred stock deemed dividend .........................            --         (11,211)             --
Series C preferred stock beneficial conversion feature ...........            --        (123,042)             --
                                                                     -----------     -----------     -----------
             Net loss attributable to common stockholders ........   $   (36,896)    $  (201,338)    $  (307,532)
                                                                     ===========     ===========     ===========
Net loss per share:
     Basic and diluted ...........................................   $     (2.40)    $     (4.15)    $     (5.13)
                                                                     ===========     ===========     ===========
Weighted average shares used in computing net
   loss per share-basic and diluted ..............................    15,344,102      48,508,042      59,920,196
                                                                     ===========     ===========     ===========

          See accompanying notes to consolidated financial statements.

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                                                            Series B           Series C
                                                        Series A           Convertible       Convertible
                                                       Convertible         Redeemable         Redeemable             Class A
                                                    Preferred Stock     Preferred Stock       Preferred            Common Stock
                                                    ----------------    ----------------      ----------           -------------

                                                  Shares      Amount    Shares     Amount    Shares    Amount     Shares     Amount
                                                  ------      ------    ------     ------    ------    ------     ------     ------
                                                                                                   (in thousands, except share data)
Balance at January 1, 1999 ................           --     $   --          --    $   --         --   $    --           --  $   --
53,514-for-one stock split ................           --         --          --        --         --        --           --      --
Initial public offering ...................           --         --          --        --         --        --   10,241,000     102
Conversion of Series A convertible
  debt ....................................   10,786,504        108          --        --         --        --   16,179,755     162
Conversion of subordinated
  convertible notes payable to
  related party ...........................           --         --          --        --         --        --           --      --
Increase in DARS license, goodwill
  and intangibles .........................           --         --          --        --         --        --           --      --
Charge for beneficial conversion
  feature of note issued to Parent ........           --         --          --        --         --        --           --      --
Issuance of shares to employees
  through stock option and
  purchase plans ..........................           --         --          --        --         --        --       29,862       1
Non-cash stock compensation ...............           --         --          --        --         --        --       14,716      --
Net loss ..................................           --         --          --        --         --        --           --      --
                                              ----------     ------- ----------    ------    -------   -------   ----------  ------
Balance at December 31, 1999 ..............   10,786,504     $   108         --    $   --         --   $    --   26,465,333  $  265
Secondary public offering .................           --          --         --        --         --        --    4,370,000      44
Sale of Series B convertible
  redeemable preferred stock ..............           --          --  2,000,000        20         --        --           --      --
Sale of Series C convertible
  redeemable preferred stock ..............           --          --         --        --    235,000         2           --      --
Incentivized conversion of Series B
  convertible redeemable preferred
  stock ...................................           --          -- (1,132,711)      (11)        --        --    1,700,016      17
Sale of warrants to purchase Class A
  common stock ............................           --          --         --        --         --        --           --      --
Conversion of Class B common stock ........           --          --         --        --         --        --    1,314,914      13
Series B convertible redeemable
  preferred stock dividends ...............           --          --         --        --         --        --      145,166       1
Issuance of shares to employees
  through stock option and
  purchase plans ..........................           --          --         --        --         --        --       73,565       1
Non-cash stock compensation ...............           --          --         --        --         --        --        5,000      --
Net loss ..................................           --          --         --        --         --        --           --      --
                                              ----------     ------- ----------    ------    -------   -------   ----------  ------
Balance at December 31, 2000 ..............   10,786,504     $   108    867,289    $    9    235,000   $     2   34,073,994     341
Conversion of Class B common stock ........           --          --         --        --         --        --   16,557,262     166
Incentivized conversion of
  convertible subordinated notes to
  Class A common stock ....................           --          --         --        --         --        --    4,194,272      42
Secondary public offerings ................           --          --         --        --         --        --   19,000,000     190
Series B convertible redeemable
  preferred stock dividends ...............           --          --         --        --         --        --      466,180       5
Issuance of shares to employees
  through stock option and
  purchase plans ..........................           --          --         --        --         --        --      190,460       1
Non-cash stock compensation ...............           --          --         --        --         --        --           --      --
Net loss ..................................           --          --         --        --         --        --           --      --
                                              ----------     ------- ----------    ------    -------   -------   ----------  ------
Balance at December 31, 2001 ..............   10,786,504     $   108    867,289    $    9    235,000   $     2   74,482,168  $  745
                                              ----------     ======= ==========    ======    =======   =======   ==========  ======

                                                                                                                           Total
                                                                                          Additional                   Stockholders'
                                                       Class B              Class C          Paid-in      Accumulated     Equity
                                                    Common Stock          Common Stock      Capital        Deficit       Deficit
                                                    -------------         ------------      -------        --------      -------

                                                  Shares    Amount      Shares    Amount
                                                  ------    ------      ------    ------
Balance at January 1, 1999 ................          125     $    --      --    $   --    $    10,643     $   (17,826)      (7,183)
53,514-for-one stock split ................    6,689,125          67      --        --            (67)             --           --
Initial public offering ...................           --          --      --        --        114,032              --      114,134
Conversion of Series A convertible
  debt ....................................           --          --      --        --        246,079              --      246,349
Conversion of subordinated
  convertible notes payable to
  related party ...........................   11,182,926         112      --        --        106,843              --      106,955
Increase in DARS license, goodwill
  and intangibles .........................           --          --      --        --         51,624              --       51,624
Charge for beneficial conversion
  feature of note issued to Parent ........           --          --      --        --          5,520              --        5,520
Issuance of shares to employees
  through stock option and
  purchase plans ..........................           --          --      --        --            303              --          304
Non-cash stock compensation ...............           --          --      --        --          4,210              --        4,210
Net loss ..................................           --          --      --        --             --         (36,896)     (36,896)
                                             -----------     -------  ------    ------    -----------     -----------    ---------
Balance at December 31, 1999 ..............   17,872,176     $   179      --    $   --    $   539,187     $   (54,722)   $ 485,017
Secondary public offering .................           --          --      --        --        132,026              --    $ 132,070
Sale of Series B convertible
  redeemable preferred stock ..............           --          --      --        --         96,452              --       96,472
Sale of Series C convertible
  redeemable preferred stock ..............           --          --      --        --        226,820              --      226,822
Incentivized conversion of Series B
  convertible redeemable preferred
  stock ...................................           --          --      --        --             (6)             --           --
Sale of warrants to purchase Class A
  common stock ............................           --          --      --        --         63,536              --       63,536
Conversion of Class B common stock ........   (1,314,914)        (13)     --        --             --              --           --
Series B convertible redeemable
  preferred stock dividends ...............           --          --      --        --             (1)             --           --
Issuance of shares to employees
  through stock option and
  purchase plans ..........................           --          --      --        --          1,164              --        1,165
Non-cash stock compensation ...............           --          --      --        --          2,743              --        2,743
Net loss ..................................           --          --      --        --             --         (51,873)     (51,873)
                                             -----------     -------  ------    ------    -----------     -----------    ---------
Balance at December 31, 2000 ..............   16,557,262     $   166      --    $   --    $ 1,061,921     $  (106,585)   $ 955,952
Conversion of Class B common stock ........  (16,557,262)       (166)     --        --             --              --           --
Incentivized conversion of
  convertible subordinated
  notes to Class A common stock ...........           --          --      --        --         50,950              --       50,992
Secondary public offerings ................           --          --      --        --        197,896              --      198,086
Series B convertible redeemable
  preferred stock dividends ...............           --          --      --        --             (5)             --           --
Issuance of shares to employees
  through stock option and
  purchase plans ..........................           --          --      --        --          1,132              --        1,133
Non-cash stock compensation ...............           --          --      --        --          4,867              --        4,867
Net loss ..................................           --          --      --        --             --        (284,379)    (284,379)
                                             -----------     -------  ------    ------    -----------     -----------    ---------
Balance at December 31, 2001 ..............  $        --     $    --      --    $   --    $ 1,316,761     $  (390,974)   $ 926,651
                                             ===========     =======  ======    ======    ===========     ===========    =========

          See accompanying notes to consolidated financial statements.

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                                                                         1999         2000         2001
                                                                                      ---------     ---------    --------
                                                                                                 (in thousands)
Cash flows from operating activities:
  Net loss ........................................................................   $ (36,896)    $ (51,873)   $(284,379)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Bad debt expense ..............................................................          --            --           10
    Depreciation and amortization .................................................       1,478         3,369       42,422
    Loss on disposal computer equipment ...........................................          --            --          435
    Amortization of deferred financing fees .......................................         509            --           --
    Non-cash stock-based compensation .............................................       4,210         2,743        4,867
    Non-cash charge for beneficial conversion feature of note .....................
      issued to investor ..........................................................       5,520            --           --
    Changes in operating assets and liabilities:
      Increase in accounts receivable .............................................          --            --         (488)
      Increase in prepaid and other current assets ................................        (905)       (7,738)      (6,905)
      Decrease in other assets ....................................................          43            --           --
      Increase in accounts payable and accrued expenses ...........................       7,519        16,026       29,531
      Increase (decrease) in amounts due to related parties .......................      (1,316)           26        2,696
      Increase in accrued interest ................................................       3,053            --        8,763
                                                                                      ---------     ---------    ---------
        Net cash used in operating activities .....................................     (16,785)      (37,447)    (203,048)
                                                                                      ---------     ---------    ---------
Cash flows from investing activities:
  Purchase of property and equipment ..............................................      (2,008)      (41,925)     (58,520)
  Additions to system under construction ..........................................    (159,510)     (424,342)    (142,321)
  Net purchase/maturity of short-term investments .................................     (69,472)       69,472      (28,355)
  Net purchase/maturity of restricted investments .................................          --      (106,338)      40,317
  Other investing activities ......................................................      (3,422)      (56,268)     (32,482)
                                                                                      ---------     ---------    ---------
        Net cash used in investing activities .....................................    (234,412)     (559,401)    (221,361)
                                                                                      ---------     ---------    ---------
Cash flows from financing activities:
  Proceeds from sale of common stock and capital contribution .....................     114,428       133,235      199,219
  Proceeds from issuance of Series B convertible redeemable preferred stock........          --        96,472           --
  Proceeds from issuance of 14% senior secured notes and warrants .................          --       322,889           --
  Proceeds from issuance of Series C convertible redeemable preferred stock........          --       226,822           --
  Proceeds from issuance of subordinated convertible notes to related parties......      22,966            --           --
  Proceeds from issuance of 7.75% convertible subordinated notes ..................          --            --      125,000
  Proceeds from mortgage on corporate facility ....................................          --            --       29,000
  Proceeds from loan payable ......................................................          --            --       35,000
  Proceeds from issuance of convertible notes .....................................     250,000            --           --
  Repayment of loan payable to related party ......................................     (75,000)           --           --
  Payments for deferred financing costs ...........................................     (10,725)       (8,365)      (6,124)
  Other net financing activities ..................................................         (84)           --          (92)
                                                                                      ---------     ---------    ---------
        Net cash provided by financing activities .................................     301,585       771,053      382,003
                                                                                      ---------     ---------    ---------
Net increase (decrease) in cash and cash equivalents ..............................      50,388       174,205      (42,406)
Cash and cash equivalents at beginning of period ..................................         310        50,698      224,903
                                                                                      ---------     ---------    ---------
Cash and cash equivalents at end of period ........................................   $  50,698     $ 224,903    $ 182,497
                                                                                      =========     =========    =========

          See accompanying notes to consolidated financial statements.

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

(1) Summary of Significant Accounting Policies and Practices

(a) Nature of Business

     XM Satellite Radio Inc. ("XMSR"), was incorporated on December 15, 1992 in the State of Delaware as a wholly owned subsidiary of Motient Corporation ("Motient"), for the purpose of operating a digital audio radio service ("DARS") under a license from the Federal Communications Commission ("FCC"). XM Satellite Radio Holdings Inc. (the "Company") was formed as a holding company for XMSR on May 16, 1997.

     The Company became the first digital satellite radio service in the United States of America on September 25, 2001 when it commenced commercial operations in the lead markets of Dallas, Texas and San Diego, California as part of its national rollout. On October 18, 2001, the Company continued its national rollout as it launched service in the southern half of the country and completed its national rollout on November 12, 2001. In 2001, the Company's satellites, "Rock" and "Roll", were successfully launched on March 18, 2001 and May 8, 2001, respectively.

(b) Principles of Consolidation and Basis of Presentation

     The consolidated financial statements include the accounts of XM Satellite Radio Holdings Inc. and its subsidiaries. All significant intercompany transactions and accounts have been eliminated. The Company emerged from the development stage in the fourth quarter of 2001 as its principal operations had commenced and its national rollout had been completed. Accordingly, the Company revised the presentation of its Consolidated Statements of Operations to reflect that of a commercial enterprise.

     As discussed in Note 5, on September 9, 1999, the Company effected a 53,514-for-1 stock split. The effect of the stock split has been reflected as of December 31, 1999 in the consolidated statements of stockholders' equity (deficit); however, the activity in prior periods was not restated. All references to the number of common shares and per share amounts in the consolidated financial statements and notes thereto have been restated to reflect the effect of the split for all periods presented.

(c) Cash and Cash Equivalents

     The Company considers short-term, highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had the following cash and cash equivalents balances (in thousands):

                                                         December 31,
                                                     --------------------
                                                       2000        2001
                                                     --------    --------
                Cash on deposit ...................  $     97     ($4,216)
                Overnight investments .............        --     140,250
                Money market funds ................   224,806       2,794
                Commercial paper ..................        --      43,669
                                                     --------    --------
                                                     $224,903    $182,497
                                                     ========    ========

(d) Short-term Investments

     At December 31, 2001, the Company held commercial paper with maturity dates of less than one year that were stated at amortized cost, which approximated fair value.

(e) Restricted Investments

     Restricted investments consist of fixed income securities and are stated at amortized cost plus accrued interest income. At December 31, 2000 and 2001, restricted investments represent securities held in escrow to secure the Company's future performance with regard to certain contracts and obligations, which include the interest payments required on the Company's 14% senior secured notes through March 2003, payments under the Hughes Electronics Corporation ("Hughes") terrestrial repeater contract, and certain facility leases and other secured credits. The interest reserve consists of US Treasury securities and are classified as held-to-maturity investments. The remaining investments are principally money market funds and certificates of deposit. The amortized cost, gross unrealized

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

holding gains, gross unrealized holding losses and fair value of the restricted investments at December 31, 2000 and 2001, were as follows (in thousands):

                                                                         Gross      Gross
                                                                      Unrealized Unrealized
                                                           Amortized    Holding    Holding
                                                              Cost       Gains     Losses   Fair Value
                                                              ----       -----     ------   ----------
At December 31, 2000:
-----------------------
Interest reserve ........................................   $106,338   $  1,060   $     --   $107,398
Contract escrow .........................................     49,692         --         --     49,692
Collateral for letters of credit and other
  secured credit ........................................      5,136         --         --      5,136
                                                            --------   --------   --------   --------
                                                            $161,166   $  1,060   $     --   $162,226
                                                            ========   ========   ========   ========
At December 31, 2001:
------------------------
Interest reserve ........................................   $ 66,020   $  1,354   $     --   $ 67,374
Contract escrow .........................................      2,930         --         --      2,930
Collateral for letters of credit and other
  secured credit ........................................      3,809         --         --      3,809
                                                            --------   --------   --------   --------
                                                            $ 72,759   $  1,354   $     --   $ 74,113
                                                            ========   ========   ========   ========

(f) Property and Equipment

     Property and equipment are carried at cost less accumulated depreciation and amortization. Equipment under capital leases is stated at the present value of minimum lease payments. Depreciation and amortization is calculated using the straight-line method over the following estimated useful lives:

  Satellite system, DARS license, and space craft control facilities....  17.5 years
  Terrestrial repeater network..........................................  5-10 years
  Broadcast facilities..................................................  3-7 years
  Computer systems......................................................  3-7 years
  Building and improvements.............................................  20 years
  Furniture and fixtures................................................  3-7 years
  Equipment under capital leases and leasehold improvements.............  Lesser of useful life or remaining lease term

     Depreciation of the Company's in-orbit satellites commenced in May and June 2001 upon their acceptance from Boeing Satellite Systems International, Inc. ("BSS"). Amortization of the DARS license and depreciation of the ground systems/spacecraft control facilities and related computer systems commenced on September 25, 2001, which was the date the service was launched in the Company's lead markets. Depreciation of the broadcast facilities and the terrestrial repeaters commenced when they were placed in service.

     The Company accounts for long-lived assets in accordance with the newly adopted provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(g) Goodwill and Other Intangible Assets

     Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally 15 years. Other intangible assets are amortized over 10 years. The Company assesses the recoverability of its intangible assets by determining whether the amortization of the goodwill and intangible assets balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of goodwill and intangible assets impairment, if any, is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. The

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, ("SFAS No. 141") and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144 after its adoption.

     Upon adoption of SFAS No. 142 in the first quarter of 2002, the Company is required to evaluate its existing acquired intangible assets and goodwill, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first quarter of 2002. If an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle.

     In connection with SFAS No. 142's transitional goodwill impairment evaluation, the Statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company will then have up to six months from January 1, 2002 to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must perform the second step of the transitional impairment test. The Company has determined that it only has one reporting unit as defined by the Standard.

     The second step is required to be completed as soon as possible, but no later than the end of the year of adoption. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of income.

     As of the date of adoption of SFAS No. 142, the Company expects to have unamortized goodwill in the amount of $11,461,000 and unamortized identifiable intangible assets in the amount of $155,207,000, all of which will be subject to the transition provisions of SFAS No. 142. Amortization expense related to goodwill and other intangible assets was $1,220,000, $1,379,000 and $3,604,000 for the years ended December 31, 1999, 2000, and 2001, respectively. Although the Company has not yet finalized its analysis of the adoption of SFAS No. 141 and No. 142, the Company does not expect to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

(h) Revenue Recognition

     The Company derives revenue from subscriber subscription and activation fees as well as advertising.

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

     Subscriber revenue, which is generally billed in advance, consists of fixed charges for service, which are recognized as the service is provided and through non-refundable activation fees that are recognized ratably over the expected life of the customer relationship. Direct activation costs are expensed as incurred.

     The Company recognizes advertising revenue from sales of spot announcements to national advertisers that are recognized in the period in which the spot announcement is broadcast. Agency commissions are presented as a reduction to revenue in the Consolidated Statement of Operations.

(i) Stock-Based Compensation

     The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principle Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations including FASB Interpretation ("FIN") No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB opinion No. 25 issued in March 2000, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB 25, compensation expense is based upon the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123.

     The Company adopted FIN No. 44 in July 2000 to account for stock options that had been repriced during the period covered by FIN No. 44. The application resulted in additional compensation of $1,213,000 and $1,232,000 during the year ended December 31, 2000 and 2001, respectively. Additional compensation charges may result depending upon the market value of the common stock at each balance sheet date.

(j) Research and Development and Advertising

     Research and development costs and advertising costs are expensed as incurred.

(k) Net Income (Loss) Per Share

     The Company computes net income (loss) per share in accordance with SFAS No. 128, Earnings Per Share and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders (after deducting preferred dividend requirements) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) available per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. The Company has presented historical basic and diluted net income (loss) per share in accordance with SFAS No. 128. As the Company had a net loss in each of the periods presented, basic and diluted net income (loss) per share is the same.

(l) Income Taxes

     The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and the financial reporting amounts at each year-end and operating loss and tax credit carryforwards, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the sum of taxes payable for the period and the change during the period in deferred tax assets and liabilities.

(m) Comprehensive Income

     The Company has engaged in no transactions during the years ended December 31, 1999, 2000 and 2001 that would be classified as other comprehensive income.

(n) Accounting Estimates

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The estimates involve judgments with respect to, among other things, various future factors which are difficult to predict and are beyond the control of the Company. Significant estimates include valuation of the Company's investment in the DARS license, the allowance for doubtful accounts, the valuation of goodwill and intangible assets, the recoverability of the XM Radio System assets, the costs to terminate certain terrestrial repeater site leases, the allocation of purchase price of assets acquired, the estimated life of a subscriber's subscription, the payments to be made to distributors and manufacturers for radios sold or activated, the amount of stock-based compensation arrangements and the valuation allowances against deferred tax assets. Accordingly, actual amounts could differ from these estimates.

(o) Reclassifications

     Certain fiscal year 1999 and 2000 amounts have been reclassified to conform to the current presentation.

(p) Derivative Instruments and Hedging Activities

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 2000 the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activity, an amendment of SFAS 133. SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000. The Company adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001. The Company has reviewed its contracts and has determined that it has no stand alone derivative instruments and does not engage in hedging activities.


(2)  Accumulated Deficit

     The Company is devoting its efforts to market its digital audio radio service and to increase its subscriber base. This effort involves substantial risk and future operating results will be subject to significant business, economic, regulatory, technical, and competitive uncertainties and contingencies. These factors individually, or in the aggregate, could have an adverse effect on the Company's financial condition and future operating results and create an uncertainty as to the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

     At the Company's current stage of operations, economic uncertainties exist regarding the successful acquisition of additional debt or equity financings and the attainment of positive cash flows from the XM Radio Service. The Company has commenced commercial operations and will require substantial additional financing to market and distribute the XM Radio Service. Failure to obtain the required long-term financing may prevent the Company from continuing to provide its service. Management's plan to fund operations and capital expansion includes the sale of additional debt and equity securities through public and private sources. There are no assurances, however, that such financing will be obtained.

(3)  Related Party Transactions

     The Company had the following amounts outstanding to related parties at December 31, 2000 and 2001 (in thousands):

                                                             December 31,
                                                          ------------------
                                                            2000       2001
                                                          -------    -------
     General Motors Corporation ("GM") ..............     $    --    $   656
     Hughes .........................................          --      7,686
     DIRECTV, Inc. ("DIRECTV") ......................         200         50
     LCC International, Inc. ("LCCI") ...............      15,141     15,407

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

     Clear Channel ..............................         25     2,101
     Motient ....................................         63       152
                                                     -------   -------
                                                     $15,429   $26,052
                                                     =======   =======

     The Company has relied upon certain related parties for legal and technical services during the years ended December 31, 1999, 2000 and 2001. Total costs incurred in transactions with related parties are as follows (in thousands):

                                                                     Year ended December 31, 1999
                                                     -----------------------------------------------------------
                                                       GM      Hughes    DIRECTV   LCCI   Clear Channel  Motient
                                                     ------   --------   -------  ------  -------------  -------
Terrestrial repeater network engineering
     and manufacturing ............................  $   --   $ 3,500    $    --  $6,578      $      --  $    --
General and administrative ........................      --        --         --      --             --      224

                                                                     Year ended December 31, 2000
                                                     ------------------------------------------------------------
                                                       GM      Hughes    DIRECTV    LCCI   Clear Channel  Motient
                                                     ------   --------   -------  -------  -------------  -------
Terrestrial repeater network engineering
     and manufacturing ............................  $   --   $ 11,858   $    --  $58,731     $      --   $    --
Terrestrial repeater site leases ..................      --         --        --       --             5        --
Customer care and billing operations ..............      --         --     1,008       --            --        --
Sales and marketing ...............................      --         --        --       --         3,175        --
General and administrative ........................      --         --        --       --             3       252

                                                                     Year ended December 31, 2001
                                                     ------------------------------------------------------------
                                                       GM      Hughes    DIRECTV    LCCI   Clear Channel  Motient
                                                     ------   --------   -------  -------  -------------  -------
Terrestrial repeater network engineering
     and manufacturing ............................  $   --   $ 88,116   $    --  $59,958     $       --  $    --
Terrestrial repeater site leases ..................      --         --        --       --             36       --
Customer care and billing operations ..............      --         --       623       --             --       --
Sales and marketing ...............................   1,264         --        --       --          4,351       --
General and administrative ........................      --         --        --       --             --      193

(a) GM

     In 1999, the Company established a distribution agreement with GM (see note 15 (f)). Under the terms of the agreement, GM distributes the XM Radio Service in various models of its vehicles.

(b) Hughes

     In 1999, the Company entered into a terrestrial repeater manufacturing agreement with Hughes (see note 15 (e)).

(c) DIRECTV

     In 1999, the Company entered into a consulting services agreement with DIRECTV. The agreement provides for DIRECTV professionals to aid the Company's efforts in establishing its customer care center and billing operations on a time and materials basis.

(d) LCCI

     In 1999, the Company entered into the LCCI Services Contract (note 15 (e)) and LCCI also provides certain ongoing consulting engineering work for the Company relating to the terrestrial repeater network on a time and materials basis.

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

(e) Clear Channel

     In 2000, the Company entered into an advertising sales agreement with Premiere Radio Networks, an affiliate of Clear Channel Communications, pursuant to which Premiere sells to advertisers the time inventory owned by the Company for advertisements to be run on XM Radio channels. Also in 2000, the Company entered into a sponsorship agreement with SFX Marketing, now known as Clear Channel Entertainment, pursuant to which the Company advertises its service at Clear Channel Entertainment events and venues.

(f) Motient

     In 1998, the Company entered into an agreement with Motient, in which Motient would provide technical and administrative support relating to the Company's operations. Payments for services provided under this agreement were made based on negotiated hourly rates.

(4)   System Under Construction

     The Company has capitalized costs related to the development of its XM Radio System to the extent that they have future benefits. During 2001, the Company placed its Boeing 702 satellites "Rock" and "Roll" into service as well as its DARS license, ground systems/spacecraft control facilities, related computer systems, and its terrestrial repeater network and broadcast facilities by transferring $1,000,228,000 from system under construction to property and equipment. The remaining components in system under construction include the ground spare satellite and costs incurred through December 31, 2001 for the performance broadcasting studio. The amounts recorded as system under construction consist of the following (in thousands):

                                                                December 31,
                                                            -------------------
                                                              2000       2001
                                                            --------   --------
                 DARS license .........................     $140,220   $     --
                 Satellite system .....................      533,155     55,016
                 Terrestrial system ...................       84,715         --
                 Spacecraft control facilities.........       13,046         --
                 Broadcast facilities .................       27,971         40
                 Computer systems .....................       15,909         --
                                                            --------   --------
                                                            $815,016   $ 55,056
                                                            ========   ========

(5)  Property and Equipment

     Property and equipment consists of the following (in thousands):

                                                                        December 31,
                                                                  -----------------------
                                                                    2000          2001
                                                                  --------     ----------
     DARS license .............................................   $     --     $  146,271
     Satellite system .........................................         --        521,251
     Terrestrial system .......................................         --        243,755
     Spacecraft control facilities ............................         --         24,353
     Broadcast facilities .....................................     16,752         55,686
     Land .....................................................         --          7,156
     Building and improvements ................................         --         42,269
     Computer systems, furniture and fixtures, and equipment...     21,063         68,834
     Leasehold improvements ...................................     14,574             --
                                                                  --------     ----------
                                                                    52,389      1,109,575

     Accumulated depreciation and amortization ................     (2,337)       (43,384)
                                                                  --------    -----------

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

              Net property and equipment, net ......... $50,052   $ 1,066,191
                                                        =======   ===========

     In July 2001, the Company received notification from BSS that the expected life of its satellites was extended due to the accuracy of the respective launches, which used less fuel than anticipated. The Company, therefore, changed the useful life estimate for the satellite system and the DARS license from 15 years to 17.5 years.

     In September 2001, BSS advised the Company of a progressive degradation problem with the solar array output power of 702 class satellites, including XM "Rock" and XM "Roll". At the present time, the output power of the solar arrays and the broadcast signal strength are above minimum acceptable levels and are expected to remain that way at least through 2005, permitting full operation of the XM System (based on patterns projected by BSS). The Company has advised its insurance carriers of the situation. Since the issue is common to 702 class satellites, the manufacturer is closely watching the progression of the problem, including data from a satellite in orbit approximately 18 months' longer than XM "Rock" and XM "Roll". With this 18-month advance visibility of performance levels, insurance arrangements in place, a spare satellite under construction that is being modified to address the solar array anomaly and availability of additional satellites, the Company believes that it will be able to launch additional satellites prior to the time the solar power problem might cause the broadcast signal strength to fall below acceptable levels. The Company's management will continue to monitor this situation carefully over the next few years.

     In August 2001, the Company acquired its corporate headquarters, which was previously subject to a long-term lease. The related leasehold improvements have been classified as buildings and improvements as of December 31, 2001.

     In December 2001, the Company determined that the planned number of terrestrial repeater sites could be reduced due to a network optimization study that was conducted. The Company established a formal plan and recognized a charge of $26,300,000 with respect to the terrestrial repeater sites no longer required. The costs are principally related to the site acquisition and build-out of the identified sites. These costs have been included within system operations at December 31, 2001. Included within the charge is $8,595,000 for costs to be incurred in 2002 related to these sites (see note 15 (h)).

(6) Goodwill and Other Intangible Assets

     On July 7, 1999, Motient acquired a former investor's remaining debt and equity interests in the Company in exchange for approximately 8,600,000 shares of Motient's common stock. Concurrent with Motient's acquisition of the remaining interest in the Company, the Company recognized goodwill and other intangible assets of $51,624,000, which has been allocated as follows (in thousands):

                        DARS License ....................   $25,024
                        Goodwill ........................    13,738
                        Programming agreements ..........     8,000
                        Receiver agreements .............     4,600
                        Other intangibles ...............       262
                                                            -------
                                                            $51,624
                                                            =======

(7) Other Assets

     Other assets consist of the following at December 31, 2000 and 2001 (in thousands):

                                                                               December 31,
                                                                          ----------------------
                                                                             2000        2001
                                                                           -------     ---------
   14% senior secured notes deferred financing fees ...................    $ 8,493     $ 8,858
   7.75% convertible subordinated notes deferred financing fees .......         --       2,665
   Mortgage deferred financing fees ...................................         --         496
   Loan payable deferred financing fees ...............................         --         943

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001


   Refundable deposits and other long-term prepaid expenses ..........       1,444       1,726
                                                                         ---------   ---------
                                                                             9,937      14,688

        Less accumulated amortization ................................        (672)     (2,167)
                                                                         ---------   ---------

        Other assets, net ............................................   $   9,265   $  12,521
                                                                         =========   =========

(8) Long-Term Debt

     Long-term debt at December 31, 2000 and 2001 consist of the following (in thousands):

                                                                             December 31,
                                                                        ----------------------
                                                                           2000        2001
                                                                          --------   ---------
     14% senior secured notes .......................................    $ 325,000   $ 325,000
          Less unamortized discount on 14% senior secured notes .....      (63,702)    (60,694)
     7.75% convertible subordinated notes ...........................           --      79,057
     Mortgage .......................................................           --      28,909
     Loan payable ...................................................           --      35,000
     Capital leases .................................................        1,923       6,158
                                                                         ---------   ---------
          Total long-term debt ......................................      263,221     413,430

          Less current installments .................................         (556)     (1,910)
                                                                         ---------   ---------

          Long-term debt, excluding current installments ............    $ 262,665   $ 411,520
                                                                         =========   =========

(a) 14% Senior Secured Notes

     On March 15, 2000, the Company closed a private placement of 325,000 units, each unit consisting of $1,000 principal amount of 14% senior secured notes due 2010 of XMSR and one warrant to purchase 8.024815 shares of the Company's Class A common stock at a price of $49.50 per share. The Company realized net proceeds of $191,500,000, excluding $123,000,000 used to acquire securities that will be used to pay interest payments due under the notes for the first three years. The $325,000,000 face value of the notes was offset by a discount of $65,746,000 associated with the fair value of the related warrants. The Company had amortized $2,044,000 and $5,052,000 of the discount through December 31, 2000 and 2001, respectively. See note 10(f) for further discussion regarding adjustments that have occurred to the related warrants.

(b) 7.75% Convertible Subordinated Notes

     On March 6, 2001, the Company closed a public offering of $125,000,000 of its 7.75% convertible subordinated notes due 2006, which yielded net proceeds of $120,700,000. The subordinated notes are convertible into shares of the Company's Class A common stock at a conversion price of $12.23 per share. The first interest payment on the 7.75% convertible subordinated notes of $3.0 million was paid in September 2001. In July and August 2001, the holders of the 7.75% convertible subordinated notes exchanged $45,900,000 of notes for 4,194,272 shares of the Company's Class A common stock. The Company incurred a charge to interest for the incentivized conversion of $6,500,000.

(c) Mortgage

      On August 24, 2001, the Company entered into a loan and security agreement with a lender that provided it with $29,000,000 to purchase its corporate headquarters and incurred $500,000 in financing costs associated with the transaction. The loan bears interest at 8% until it adjusts on March 1, 2002 to the six month LIBOR rate plus 3.5%. The interest rate will then be adjusted every six months and may not exceed the ceiling rate of 14% or the floor rate of 8%. The loan will mature on September 1, 2006. The Company used the proceeds along with $5,000,000 to purchase its corporate headquarters for $34,000,000 and incurred $800,000 in closing costs on the

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

transaction. The mortgage is secured by the building and an escrow of $2,000,000 at December 31, 2001. The Company is obligated to either increase the escrow by $1,000,000 and $500,000 in 2002 and 2003, respectively, or establish letters of credit to provide for these obligations.

(d) Loan Payable

     On December 5, 2001, the Company entered into a Customer Credit Agreement with Boeing Capital Corporation ("BCC") pursuant to which the Company borrowed $35,000,000 from BCC at an interest rate equal to LIBOR plus 3.5%, increasing to LIBOR plus 4.5% after December 5, 2003, which is compounded annually and payable quarterly in arrears. The principal is due on the earlier of December 5, 2006 or the launch of the ground spare satellite. The principal would also become due should the Boeing Satellite Contract (note 15(d)) be terminated. The loan is secured by the Company's interest in the ground spare satellite, excluding its payload.

(9)   Fair Value of Financial Instruments

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2000 and 2001 (in thousands). The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                                                   December 31,
                                                --------------------------------------------------
                                                         2000                      2001
                                                         ----                      ----
                                                 Carrying                   Carrying
                                                  Amount     Fair Value      Amount     Fair Value
                                                  ------     ----------      ------     ----------
Financial assets:
   Cash and cash equivalents .................   $ 224,903    $ 224,903    $ 182,497    $ 182,497
   Short-term investments ....................          --           --       28,355       28,355
   Restricted investments ....................     161,166      162,226       72,759       74,113
   Accounts receivable .......................          --           --          478          478
   Letters of credit .........................          --           12           --           13

Financial liabilities:
   Accounts payable ..........................      31,793       31,793       36,559       36,559
   Accrued expenses ..........................       3,474        3,474       22,541       22,541
   Accrued network optimization expenses .....          --           --        8,595        8,595
   Due to related parties ....................      15,429       15,429       26,052       26,052
   Royalty payable ...........................       5,165        5,165        5,357        5,357
   Long-term debt ............................     263,221      181,486      413,430      456,294
   Other non-current liabilities .............       4,787        4,787        1,354        1,354

     The carrying amounts shown in the table are included in the consolidated balance sheets under the indicated captions. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

     Cash and cash equivalents, short-term investments, accounts receivable, prepaid and other current assets, other assets, accounts payable, accrued expenses, accrued network optimization expenses, due to related parties, royalty payable and other non-current liabilities: The carrying amounts approximate fair value because of the short maturity of these instruments.

     Restricted investments: The fair values of debt securities
(held-to-maturity investments) are based on quoted market prices at the reporting date for those or similar investments.

     Letters of credit: The value of the letters of credit is based on the fees paid to obtain the letters of credit.

     Long-term debt: The fair value of the Company's long-term debt is determined by either estimation by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

instruments of comparable maturities by the Company's bankers or by quoted market prices at the reporting date for the traded debt securities (the carrying value of XMSR's 14% senior secured notes is significantly less than face value because the notes were sold at a discount for value allocated to the related warrants).

(10) Equity

(a) Recapitalization

     Concurrent with the transaction discussed in note 6, the Company's capital structure was reorganized. The Company's common stock was converted into the newly authorized Class B common stock, which has three votes per share. The Company also authorized Class A common stock, which is entitled to one vote per share, and non-voting Class C common stock.

     The Company authorized 60,000,000 shares of preferred stock, of which 15,000,000 shares are designated Series A convertible preferred stock, 3,000,000 shares are designated 8.25% Series B convertible redeemable preferred stock, and 250,000 shares are designated 8.25% Series C convertible redeemable preferred stock, which are all par value $0.01 per share. The Series A convertible preferred stock is convertible into Class A common stock at the option of the holder. The Series A preferred stock is non-voting and receives dividends, if declared, ratably with the common stock. The Series B and C convertible redeemable preferred stock are convertible to Class A common stock at the option of the holder and are mandatorily redeemable in Class A common stock. The Series B convertible redeemable preferred stock is non-voting. The Series C redeemable preferred stock contains voting and certain veto rights.

     On January 15, 1999, the Company issued a convertible note to Motient for $21,419,000. This convertible note bore interest at LIBOR plus 5% per annum and was due on December 31, 2004. The principal and interest balances were convertible at prices of $16.35 and $9.52, respectively, per Class B common share. Following the transaction discussed in note 6, the Company issued a convertible note maturing December 31, 2004 to Motient for $81,676,000 in exchange for the $54,536,000 subordinated convertible notes payable to a former investor, $6,889,000 in demand notes to a former investor, $20,251,000 in accrued interest to a former investor and all of the former investor's outstanding options to acquire the Company's common stock. This note bore interest at LIBOR plus 5% per annum. The note was convertible at Motient's option at $8.65 per Class B common share. The Company took a one-time $5,520,000 charge to interest due to the beneficial conversion feature of this note. These Motient convertible notes, along with $3,870,000 of accrued interest, were converted into 11,182,926 shares of Class B common stock upon the initial public offering.

     At the closing of the transaction discussed in note 6, the Company issued an aggregate $250.0 million of Series A subordinated convertible notes to six new investors--GM, $50.0 million; Clear Channel Investments, Inc., $75.0 million; DIRECTV Enterprises, Inc., $50.0 million; and Columbia Capital, Telcom Ventures, L.L.C. and Madison Dearborn Partners, $75.0 million. The Series A subordinated convertible notes issued by the Company were convertible into shares of the Company's Series A convertible preferred stock (in the case of notes held by General Motors Corporation and DIRECTV) or Class A common stock (in the case of notes held by the other investors) at the election of the holders or upon the occurrence of certain events, including an initial public offering of a prescribed size. The conversion price was $9.52 aggregate principal amount of notes for each share of the Company's stock. These notes, along with $6,849,000 of accrued interest, were converted into 16,179,755 shares of Class A common stock and 10,786,504 shares of Series A preferred stock upon the initial public offering.

     On September 9, 1999, the board of directors of the Company effected a stock split providing 53,514 shares of stock for each share owned.

     In 2000, at the request of the Company, one of the Class B common stockholders converted 1,314,914 shares of the Company's Class B common stock into Class A common stock on a one-for-one basis.

     On July 14, 2000, the Company filed an application with the FCC to allow the Company to transfer its control from Motient to a diffuse group of owners, none of whom will have controlling interest. On December 22, 2000, the

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

application was approved by the FCC. In 2001, Motient converted the remaining 16,557,262 shares of the Company's Class B common stock into Class A common stock on a one-for-one basis.

(b) Initial Public Offering

     In October 1999, the Company completed an initial public offering of 10,241,000 shares of Class A common stock at $12.00 per share. The offering yielded net proceeds of $114,134,000.

(c) 2000 Common Stock Offering and Sale of Series B Convertible Redeemable Preferred Stock

     On January 31, 2000, the Company closed on a secondary offering of its Class A common stock and newly designated Series B convertible redeemable preferred stock. The Company sold 4,000,000 shares of its Class A common stock for $32.00 per share, which yielded net proceeds of $120,837,000. The Company concurrently sold 2,000,000 shares of its Series B convertible redeemable preferred stock for $50.00 per share, which yielded net proceeds of $96,472,000. The Series B convertible redeemable preferred stock provides for 8.25% cumulative dividends that may be paid in Class A common stock or cash. The Series B convertible redeemable preferred stock is convertible into Class A common stock at a conversion price of $40 per share and is redeemable in Class A common stock on February 3, 2003. On February 9, 2000, the underwriters exercised a portion of the over-allotment option for 370,000 shares of Class A common stock, which yielded net proceeds of approximately $11,233,000.

     On August 1, 2000, the Company entered into agreements with certain holders of its 8.25% Series B convertible redeemable preferred stock to exchange their shares of 8.25% Series B convertible redeemable preferred stock for shares of the Company's Class A common stock. By August 31, 2000, the Company had issued 1,700,016 shares of its Class A common stock in exchange for 1,132,711 shares of its 8.25% Series B convertible redeemable preferred stock. The Company recorded an $11,200,000 charge to earnings attributable to common stockholders in the third quarter related to this transaction. This charge represents the difference in the fair value of the stock issued upon this conversion in excess of the stock that the holders were entitled to upon a voluntary conversion.

     The Company paid the 2000 quarterly dividends on the 8.25% Series B convertible redeemable preferred stock on May 1, 2000, August 1, 2000 and November 1, 2000 by issuing 62,318, 57,114 and 25,734 shares of Class A common stock, respectively, to the respective holders of record. The Company paid the 2001 quarterly dividends on February 1, 2001, May 1, 2001, August 1, 2001 and November 1, 2001 by issuing 56,269, 178,099, 63,934 and 167,878 shares of Class
A common stock, respectively, to the respective holders of record.

(d) Series C Convertible Redeemable Preferred Stock

     On July 7, 2000, the Company reached an agreement for a private offering of 235,000 shares of its Series C convertible redeemable preferred stock for $1,000 per share, which closed on August 8, 2000 and yielded net proceeds of $206,379,000 and a stock subscription of $20,000,000 that earned interest at 7% per annum until it was paid on November 30, 2000. The stock subscription was received in November 2000 and provided an additional $20,443,000. The Series C convertible redeemable preferred stock provides for 8.25% cumulative dividends payable in cash. As no dividends have been declared on the Series C convertible redeemable preferred stock, the value of the cumulative dividends has increased the liquidation preference. The Series C convertible redeemable preferred stock is convertible, at the holders' option, into Class A common stock at the conversion price then in effect. Initially, the conversion price was $26.50, but is subject to change upon the occurrence of certain dilutive events. The conversion price has been adjusted as discussed below. The Company must redeem the Series C convertible redeemable preferred stock in Class A common stock on February 1, 2012. At its option, the Company may redeem the Series C convertible redeemable preferred stock beginning on February 8, 2005 in cash or, at the holder's option, in Class A common stock.

     As a result of the current conversion price of $26.50 being less than the market value of the Company's Class A common stock of $40.375 on the commitment date, the Company recorded a $123,000,000 beneficial conversion charge that reduced earnings available to common stockholders.

(e) 2001 Common Stock Offerings

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

     On March 6, 2001, the Company completed a follow-on offering of 7,500,000 shares of its Class A common stock, which yielded net proceeds of $72,000,000. On December 6, 2001, the Company completed a follow-on offering of 11,500,000 shares of its Class A common stock, which yielded net proceeds of $126,500,000.

(f) Adjustments To Warrants and Series C Convertible Redeemable Preferred Stock

     The issuance of the Series C convertible redeemable preferred stock caused the exercise price of the warrants sold in March 2000 to be adjusted from $49.50 to $47.94 and the number of warrant shares to be increased to 8.285948 per warrant.

     The closings of the offerings of 7.75% convertible subordinated notes in March 2001 and Class A common stock in March and December 2001 caused the conversion price of the Series C convertible redeemable preferred stock to be adjusted from $26.50 to $22.17, the exercise price of the warrants sold in March 2000 to be adjusted to $45.27 and the number of warrant shares to be increased to 8.776003 per warrant.

(g) Stock-Based Compensation

     The Company operates three separate stock plans, the details of which are described below.

     1998 Shares Award Plan

     On June 1, 1998, the Company adopted the 1998 Shares Award Plan (the "Plan") under which employees, consultants, and non-employee directors may be granted options to purchase shares of Class A common stock of the Company. The Company initially authorized 1,337,850 shares of Class A common stock under the Plan, which was increased to 2,675,700 in July 1999, 5,000,000 in May 2000, and 8,000,000 in May 2001. The options are exercisable in installments determined by the compensation committee of the Company's board of directors. The options expire as determined by the committee, but no later than ten years from the date of grant. On July 8, 1999, the Company's board of directors voted to reduce the exercise price of the options outstanding in the shares award plan from $16.35 to $9.52 per share, which represented the fair value of the stock on the date of repricing.

     Transactions and other information relating to the Plan for the years ended December 31, 1999, 2000 and 2001 are summarized below:

                                                           Outstanding Options
                                                     -------------------------------
                                                                       Weighted-
                                                        Number of       Average
                                                         Shares     Exercise Price
                                                         ------     --------------
            Balance, January 1, 1999 ..............        787,297     $  16.35
                 Options granted ..................      2,188,988        10.50
                 Option repricing .................       (818,339)       16.35
                 Options canceled or expired ......        (57,786)       13.91
                 Options exercised ................         (1,071)        9.52
                                                       -----------
            Balance, December 31, 1999 ............      2,099,089     $  10.32
                 Options granted ..................      1,176,683        30.21
                 Options canceled or expired ......       (131,267)       17.01
                 Options exercised ................        (48,817)        9.52
                                                       -----------
            Balance, December 31, 2000 ............      3,095,688     $  17.61
                 Options granted ..................      2,680,415        15.54
                 Options canceled or expired ......        (23,570)        9.55
                 Options exercised ................       (253,593)       17.88
                                                       -----------
            Balance, December 31, 2001 ............      5,498,940     $  16.62
                                                       ===========

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

                           Options Outstanding                      Options Exercisable
          -----------------------------------------------------  -------------------------
                                            Weighted-
                                             Average    Weighted-               Weighted-
                                            Remaining    Average                 Average
                                                                 -------------------------
                              Number       Contractual  Exercise      Number     Exercise
             Exercise Price  Outstanding      Life       Price     Exercisable    Price
             --------------  -----------      ----       -----     -----------    -----
1999           $9.52-$12.00   2,099,089    9.24 years     $10.32       416,294      $ 9.52
          --------------------------------------------------------------------------------
2000           $9.52-$12.00   2,120,400    8.26 years     $10.39     1,110,756      $10.06
              $12.01-$30.50     297,685    9.03 years     $23.13         5,334      $13.13
              $30.51-$45.44     677,603    9.54 years     $37.92        20,000      $43.69
          --------------------------------------------------------------------------------
2001            $4.82-$9.42     363,700    9.31 years      $7.91        55,000      $ 8.46
               $9.44-$12.00   2,256,263    7.50 years     $10.37     1,716,153      $10.21
              $12.06-$26.88   2,142,409    9.14 years     $17.75       165,132      $18.90
              $27.63-$45.44     736,568    8.52 years     $36.81       272,681      $36.93
          --------------------------------------------------------------------------------

     There were 416,294, 1,136,090 and 2,208,966 stock options exercisable at December 31, 1999, 2000 and 2001, respectively. At December 31, 2001, there were 2,197,579 shares available under the plan for future grants. At December 31, 2001, all options have been issued to employees, officers and directors, except for 76,000 options granted to non-employees for which the Company recognized $1,147,000 in non-cash compensation.

     The per share weighted-average fair value of employee options granted during the year ended December 31, 1999, 2000 and 2001 was $6.21, $22.06 and $8.77, respectively, on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

                                                December 31,
                                 ----------------------------------------------
                                       1999            2000           2001
                                   ------------   -------------    ------------
Expected dividend yield ........             0%              0%              0%
Volatility .....................         63.92%          68.21%          62.40%
Risk-free interest rate range .. 5.47% to 5.97%  4.99% to 6.71%  3.66% to 4.99%
Expected life ..................        5 years         5 years         5 years
                                 ==============  ==============  ==============

     Employee Stock Purchase Plan

     In 1999, the Company established an employee stock purchase plan that provides for the issuance of 300,000 shares of Class A common stock, which was increased to 600,000 shares in 2001. All employees whose customary employment is more than 20 hours per week and for more than five months in any calendar year are eligible to participate in the stock purchase plan, provided that any employee who would own 5% or more of the Company's total combined voting power immediately after an offering date under the plan is not eligible to participate. Eligible employees must authorize the Company to deduct an amount from their pay during offering periods established by the compensation committee. The purchase price for shares under the plan will be determined by the compensation committee but may not be less than 85% of the lesser of the market price of the common stock on the first or last business day of each offering period. As of December 31, 1999, 2000 and 2001, the Company had issued 28,791, 53,539 and 217,401 shares, respectively, under this plan. At December 31, 2001, there were 382,599 shares available under the plan for future sale.

     The per share weighted-average fair value of purchase rights granted during the year was $3.30, $11.28, and $5.37 for the years ended December 31, 1999, 2000 and 2001, respectively. The estimates were calculated at the grant date using the Black-Scholes Option Pricing Model with the following assumptions at December 31, 1999, 2000 and 2001:

                                                        December 31,
                                      -----------------------------------------
                                            1999        2000           2001
                                        ----------   -----------     ----------
    Expected dividend yield ..........          0%            0%             0%
    Volatility .......................      62.92%        68.21%         62.40%
    Risk-free interest rate range ....       4.73%   5.33%-6.23%     2.4%-5.89%
    Expected life ....................  0.23 years    0.24 years     0.24 years
                                        ==========   ===========     ==========

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001


     The Company applies APB 25 in accounting for stock-based compensation for both plans and, accordingly, no compensation cost has been recognized for its stock options and stock purchase plan in the financial statements other than for performance based stock options, for options granted with exercise prices below fair value on the date of grant and for repriced options under FIN No. 44. During 1999, 2000 and 2001, the Company incurred $4,070,000, $2,557,000,
$2,336,000, respectively, in compensation cost for these options. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below (in thousands):

                                                                        Year ended December 31,
                                                                  ------------------------------
                                                                    1999       2000       2001
                                                                  --------- ---------- ----------
            Net loss:
                 As reported ...................................    $36,896   $201,338   $307,532
                 Pro forma .....................................     37,706    209,582    323,685
                 As reported--net loss per share--basic and
                    diluted ....................................      (2.40)     (4.15)     (5.13)
                 Pro forma--net loss per share--basic and
                    diluted ....................................      (2.62)     (4.32)     (5.40)
                                                                  =========   ========   ========

     Talent Option Plan

     In May 2000, the Company adopted the XM Talent Option Plan ("Talent Plan") under which non-employee programming consultants to the Company may be granted options to purchase shares of Class A common stock of the Company. The Company authorized 500,000 shares of Class A common stock under the Talent Plan. The options are exercisable in installments determined by the talent committee of the Company's board of directors. The options expire as determined by the talent committee, but no later than ten years from the date of the grant. As of December 31, 2000 and 2001, no and 144,500 options had been granted under the Talent Plan. In 2001, the Company recognized $575,000 in non-cash compensation expense related to these options under SFAS 123. At December 31, 2001, there were 355,500 options available under the plan for future grant.

(11) Profit Sharing and Employee Savings Plan

     On July 1, 1998, the Company adopted a profit sharing and employee savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer up to 15% of their compensation on a pre-tax basis through contributions to the savings plan. The Company contributed $0.50 in 1999, 2000 and 2001 for every dollar the employees contributed up to 6% of compensation, which amounted to $164,000, $229,000 and $543,000, respectively.

(12) Interest Cost

     The Company capitalizes a portion of interest cost as a component of the cost of the XM Radio System. The following is a summary of interest cost incurred during December 31, 1999, 2000 and 2001 (in thousands):

                                                               1999        2000       2001
                                                              -------    -------    -------
                      Interest cost capitalized ............  $15,343    $39,052    $45,211
                      Interest cost charged to expense .....    9,121         --     18,131
                                                              -------    -------    -------
                      Total interest cost incurred .........  $24,464    $39,052    $63,342
                                                              =======    =======    =======

     The Company exceeded its capitalization threshold by $3,600,000 and incurred a charge to interest of $5,520,000 for the beneficial conversion feature of a related party note in 1999 and by $18,131,000 in 2001.

(13) Income Taxes

     For the period from December 15, 1992 (date of inception) to October 8, 1999, the Company filed consolidated federal and state tax returns with its

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

majority stockholder Motient. The Company generated net operating losses and other deferred tax benefits that were not utilized by Motient. As no formal tax sharing agreement has been finalized, the Company was not compensated for the net operating losses. Had the Company filed on a stand-alone basis for the three-year period ending December 31, 2001, the Company's tax provision would be as follows:

     Taxes on income included in the Statements of Operations consists of the following (in thousands):

                                                         December 31,
                                                      ------------------
                                                      1999   2000   2001
                                                      ----   ----   ----
     Current taxes:
          Federal ................................    $ --   $ --   $ --
          State ..................................      --     --     --
                                                      ----   ----   ----
               Total current taxes ...............      --     --     --
                                                      ----   ----   ----
     Deferred taxes:
          Federal ................................    $ --   $ --   $ --
          State ..................................      --     --     --
                                                      ----   ----   ----
               Total deferred taxes ..............      --     --     --
                                                      ----   ----   ----
               Total tax expense (benefit) .......    $ --   $ --   $ --
                                                      ====   ====   ====

     A reconciliation of the statutory tax expense, assuming all income is taxed at the statutory rate applicable to the income and the actual tax expense is as follows (in thousands):

                                                                                         December 31,
                                                                                -------------------------------
                                                                                  1999       2000        2001
                                                                                --------   --------   ---------
     Income (loss) before taxes on income, as reported in the statements
        of income ...........................................................   $(36,896)  $(51,873)  $(284,380)
                                                                                ========   ========   =========
     Theoretical tax benefit on the above amount at 35% .....................    (12,545)   (18,156)    (99,533)
     State tax, net of federal benefit ......................................        462     (2,588)    (13,225)
     Increase in taxes resulting from permanent differences, net ............      2,060        562       2,701
     Adjustments arising from differences in the basis of measurement
        for tax purposes and financial reporting purposes and other .........     13,182          9          --
     Change in valuation allowance ..........................................     (3,159)    20,173     110,057
                                                                                --------   --------   ---------
     Taxes on income for the reported year ..................................   $     --   $     --   $      --
                                                                                ========   ========   =========

     At December 31, 1999, 2000 and 2001, deferred income tax consists of future tax assets/(liabilities) attributable to the following (in thousands):

                                                                                         December 31,
                                                                                -------------------------------
                                                                                  1999       2000        2001
                                                                                --------   --------   ---------
     Deferred tax assets:
          Net operating loss/other tax attribute carryovers .................   $  2,490   $ 14,716   $  60,369
          Start-up costs ....................................................     17,765     40,033      99,822
          Other deferred tax assets .........................................         --         --      18,886
                                                                                --------   --------   ---------
               Gross total deferred tax assets ..............................     20,255     54,749     179,077
     Valuation allowance for deferred tax assets ............................     (4,819)   (24,992)   (135,049)
                                                                                --------   --------   ---------
               Net deferred assets ..........................................     15,436     29,757      44,028
                                                                                --------   --------   ---------
     Deferred tax liabilities:
          Fixed assets ......................................................        (51)   (15,500)    (29,437)
          DARS license ......................................................    (10,160)    (9,735)     (9,670)
          Other intangible assets ...........................................     (5,225)    (4,522)     (4,921)
                                                                                --------   --------   ---------
               Net deferred tax liabilities .................................    (15,436)   (29,757)    (44,028)
                                                                                --------   --------   ---------
               Deferred income tax, net .....................................   $     --   $     --   $      --
                                                                                ========   ========   =========

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

     At December 31, 2001, the Company had accumulated net operating losses of $150,884,000 for Federal income tax purposes that are available to offset future regular taxable income. These operating loss carryforwards expire between the years 2012 and 2021. Utilization of these net operating losses are subject to limitations because there have been significant changes in the stock ownership of the Company. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

(14)  Supplemental Cash Flows Disclosures

     The Company paid $0, $11,198,000, and $9,174,000 for interest (net of amounts capitalized) during 1999, 2000, and 2001, respectively. Additionally, the Company incurred the following non-cash financing and investing activities (in thousands):

                                                                                       December 31,
                                                                              --------------------------------
                                                                                1999       2000        2001
                                                                              --------   --------   ----------
       Increase in DARS license, goodwill and intangibles .................   $ 51,624   $     --   $       --
       Liabilities exchanged for new convertible note to related parties...     81,676         --           --
       Non-cash capitalized interest ......................................     15,162     16,302        4,571
       Accrued system milestone payments ..................................     15,500     30,192       37,775
       Systems under construction placed into service .....................         --         --    1,000,228
       Property acquired through capital leases ...........................        470      1,688        6,177
       Conversion of debt to equity .......................................    353,315         --       50,992
       Use of deposit/escrow for terrestrial repeater contracts ...........         --      3,422       80,431
       Interest converted into principal note balance .....................      4,601         --           --
       Accrued expenses transferred to loan balance .......................      7,405         --           --

(15)  Commitments and Contingencies

(a) DARS License

     The Company's DARS license is valid for eight years upon successful launch and orbital insertion of the satellites and can be extended by the Company. The DARS license requires that the Company comply with a construction and launch schedule specified by the FCC for each of the two authorized satellites, which has occurred. The FCC has the authority to revoke the authorizations and in connection with such revocation could exercise its authority to rescind the Company's license. The Company believes that the exercise of such authority to rescind the license is unlikely. Additionally, the FCC has not yet issued final rules permitting the Company to deploy its terrestrial repeaters to fill gaps in satellite coverage. The Company is operating its repeaters on a non-interference basis pursuant to a grant of special temporary authority from the FCC, which expired March 18, 2002. On March 11, 2002, the Company applied for an extension of this special temporary authority and can continue to operate its terrestrial repeaters pursuant to the special temporary authority pending a final determination on this extension request. This authority is currently being challenged by operators of terrestrial wireless systems who have asserted that the Company's repeaters may cause interference.

(b) Application for Review of DARS License

     One of the losing bidders for the DARS licenses filed an Application for Review by the full FCC of the Licensing Order that granted the Company its DARS license. The Application for Review alleges that a former investor had effectively taken control of the Company without FCC approval. The FCC has denied the Application for Review and the losing bidder has appealed to the United States Court of Appeals for the District of Columbia Circuit. The FCC or the U.S. Court of Appeals has the authority to overturn the award of the DARS license should they rule in favor of the losing bidder. Although the Company believes that its right to the DARS license will withstand the challenge as the former investor is no longer a stockholder in the Company, no prediction of the outcome of this challenge can be made with any certainty. The FCC's approval of the transfer of control of the DARS license to a diffuse group of owners, granted in December 2000, is conditioned upon the outcome of the application for review.

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

(c) Technology Licenses

     Effective January 1, 1998, XMSR entered into a technology licensing agreement with Motient and WorldSpace Management Corporation ("WorldSpace MC") by which as compensation for certain licensed technology then under development to be used in the XM Radio System, XMSR will pay up to $14,300,000 to WorldSpace MC over a ten-year period. As of December 31, 2001, XMSR incurred costs of $6,696,000 payable to WorldSpace MC. Any additional amounts to be incurred under this agreement are dependent upon further development of the technology, which is at XMSR's option. No liability exists to Motient or WorldSpace MC should such developments prove unsuccessful. XMSR maintains an accrual of $5,357,000 payable to WorldSpace MC for quarterly royalty payments to be made after XMSR recognizes $5,000,000 in revenue.

(d) Satellite Contract

     During the first half of 1999, the Company and BSS amended the satellite contract to construct and launch the Company's satellites to implement a revised work timetable, payment schedule to reflect the timing of the receipt of additional funding, and technical modifications. BSS has delivered two satellites in orbit and is to complete the construction of a ground spare satellite. BSS has also provided ground equipment and software used in the XM Radio System and certain launch and operations support services. The contract also provides for in-orbit incentives to be earned depending on the performance of the in-orbit satellites over their useful lives. Such payments could total up to an additional $70,183,000 over the useful lives of the satellites. As of December 31, 2001, the Company had paid $470,376,000 under the satellite contract and had accrued $741,000.

     On December 5, 2001, the Company and Boeing amended the satellite contract so as to permit the deferral of approximately $31 million of payments to be made under the agreement, as well as to provide certain additional rights and obligations to the Company, including the launch of the ground spare satellite on the SeaLaunch launch vehicle should the ground spare satellite be launched between specified dates. Under the amendment, deferred amounts must be repaid by December 5, 2006 and the amounts deferred bear interest at the rate of 8%, compounded annually, and are payable quarterly in arrears.

(e) Terrestrial Repeater System Contracts

     As of December 31, 2001, the Company had incurred aggregate costs of approximately $243,500,000 for its terrestrial repeater system. These costs covered the capital costs of the design, development and installation of a system of terrestrial repeaters to cover approximately 60 cities and metropolitan areas. In August 1999, the Company signed a contract with LCCI calling for engineering and site preparation. As of December 31, 2001, the Company had paid $109,860,000 and accrued an additional $15,407,000 under this contract. The Company also entered into a contract effective October 22, 1999 with Hughes for the design, development and manufacture of the terrestrial repeaters. Payments under the contract are expected to be approximately $128,000,000, which could be modified based on the number of terrestrial repeaters that are required for the system. As of December 31, 2001, the Company had paid $95,788,000 and accrued an additional $7,685,000 under this contract.

(f) GM Distribution Agreement

     The Company has signed a long-term distribution agreement with the OnStar division of GM providing for the installation of XM radios in GM vehicles. During the term of the agreement, which expires 12 years from the commencement date of the Company's commercial operations, GM has agreed to distribute the service to the exclusion of other S-band satellite digital radio services. The Company will also have a non-exclusive right to arrange for the installation of XM radios included in OnStar systems in non-GM vehicles that are sold for use in the United States. The Company has significant annual, fixed payment obligations to General Motors through 2004. These payments approximate $35,000,000 in the aggregate during this period. Additional annual fixed payment obligations beyond 2004 range from less than $35,000,000 to approximately $130,000,000 through 2009, aggregating approximately $400,000,000. In order to encourage the broad installation of XM radios in GM vehicles, the Company has agreed to subsidize a portion of the cost of XM radios, and to make incentive payments to GM when the owners of GM vehicles with installed XM radios become subscribers for the Company's service. The Company must also share with GM a percentage of the subscription revenue attributable to GM vehicles with installed XM radios, which percentage increases until there are more than 8 million GM vehicles with installed XM radios. The Company will also make available to GM bandwidth on the Company's systems. The agreement is subject to renegotiations at any time based upon the installation of radios that are compatible with a unified standard

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

or capable of receiving Sirius Satellite Radio, Inc.'s ("Sirius Radio") service. The agreement is subject to renegotiations if, four years after the commencement of the Company's commercial operations and at two-year intervals thereafter GM does not achieve and maintain specified installation levels of GM vehicles capable of receiving the Company's service, starting with 1,240,000 units after four years, and thereafter increasing by the lesser of 600,000 units per year and amounts proportionate to target market shares in the satellite digital radio service market. There can be no assurances as to the outcome of any such renegotiations. GM's exclusivity obligations will discontinue if, four years after the Company commences commercial operations and at two-year intervals thereafter, the Company fails to achieve and maintain specified minimum market share levels in the satellite digital radio service market. Prior to 2001, the Company had not incurred any costs under the contract. As of December 31, 2001, the Company has paid $608,000 and accrued costs of $656,000 under the agreement.

(g) Joint Development Agreement

     On January 12, 1999, Sirius Radio, the other holder of an FCC satellite radio license, commenced an action against the Company in the United States District Court for the Southern District of New York, alleging that the Company was infringing or would infringe three patents assigned to Sirius Radio. In its complaint, Sirius Radio sought money damages to the extent the Company manufactured, used or sold any product or method claimed in their patents and injunctive relief. On February 16, 2000, this suit was resolved in accordance with the terms of a joint development agreement between the Company and Sirius Radio and both companies agreed to cross-license their respective property. Each party is obligated to fund one half of the development cost for a unified standard for satellite radios. Each party will be entitled to license fees or a credit towards its one half of the cost based upon the validity, value, use, importance and available alternatives of the technology it contributes. The amounts for these fees or credits will be determined over time by agreement of the parties or by arbitration. The parties have yet to agree on the validity, value, use, importance and available alternatives of their respective technologies. The companies have agreed to seek arbitration to resolve issues with respect to certain existing technology. If this agreement is terminated before the value of the license has been determined due to the Company's failure to perform a material covenant or obligation, then this suit could be refiled.

(h)  Accrued Network Optimization Expenses

     In December 2001, the Company determined that the planned number of terrestrial repeater sites could be reduced due to a network optimization study that was conducted. The Company established a formal plan and recognized a charge of $26,300,000 with respect to the terrestrial repeater sites no longer required. Included within the charge is $8,595,000 for costs to be incurred in 2002 related to these sites.

     The Company estimated lease termination costs based upon contractual lease costs and expected negotiation results as determined by discussions with landlords and consultants. Approximately 53% of these leases are subject to master lease agreements with large tower companies. Based upon preliminary discussions with the tower companies, the Company assumed that they would be able to swap a portion of the existing sites for other sites in other areas in which terrestrial repeater networks will be developed in the future, without incurring all of the contractual obligations. As a result, the Company estimated the total of the lease termination costs would be substantially lower than the contractual lease obligations. The contractual payments amount to approximately $35,100,000. Additionally, the Company's leases typically contain a clause that requires the Company to return a site to its original condition upon lease termination. The Company has established an accrual of $8,595,000 for the estimated lease termination costs and costs to deconstruct the sites. The actual amount to be incurred could vary significantly from this estimate.

(i) Warrants

     Sony Warrant

     In February 2000, the Company issued a warrant to Sony exercisable for shares of the Company's Class A common stock. The warrant will vest at the time that the Company attains its millionth customer, and the number of shares underlying the warrant will be determined by the percentage of XM Radios that have a Sony brand name as of the vesting date. If Sony achieves its maximum performance target, the warrant will be exercisable for 2% of the total number of shares of the Company's Class A common stock on a fully-diluted basis. The exercise price of the

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

Sony warrant will equal 105% of fair market value of the Class A common stock on the vesting date, determined based upon the 20-day trailing average. As the Company has commenced commercial operations and Sony began selling its radios in the fourth quarter of 2001, the Company recognized $131,000 of compensation expense related to this warrant in 2001.

     CNBC Warrant

     In May 2001, the Company granted a warrant to purchase 90,000 shares of Class A common stock consisting of three 30,000 share tranches to purchase shares at $26.50 per share, which expire in 11, 12, and 13 years, respectively. The warrants began to vest on September 25, 2001 when the Company reached its commercial launch and will be vested on September 1, 2002, 2003, and 2004, respectively. The Company recognized $290,000 in non-cash compensation expense related to these warrants in 2001.

(j) Sales, Marketing and Distribution Agreements


     The Company has entered into various joint sales, marketing and distribution agreements. Under the terms of these agreements, the Company is obligated to provide incentives, subsidies and commissions to other entities that may include fixed payments, per-unit radio and subscriber amounts and revenue sharing arrangements. The amount of these operational, promotional, subscriber acquisition, joint development, and manufacturing costs related to these agreements cannot be estimated, but are expected to be substantial future costs. During the years ended December 31, 1999, 2000 and 2001 the Company incurred expenses of $0, $0 and $19,545,000, respectively, in relation to these agreements. The amount of these costs will vary in future years, but is expected to increase in the next year as the number of subscribers and revenue increase.

(k) Programming Agreements

     The Company has entered into various programming agreements. Under the terms of these agreements, the Company is obligated to provide payments and commissions to other entities that may include fixed payments, advertising commitments and revenue sharing arrangements. The amount of these costs related to these agreements cannot be estimated, but are expected to be substantial future costs. During the years ended December 31, 1999, 2000, 2001, the Company incurred expenses of $0, $0 and $7,230,000, respectively, in relation to these agreements. The amount of these costs will vary in future years, but is expected to increase in the next year as the number of subscribers and revenue increase.

(l) Leases

     The Company has noncancelable operating leases for office space and terrestrial repeater sites and noncancelable capital leases for equipment that expire over the next ten years. Additionally, the Company owns a building and leases a portion of the space to other entities. The future minimum lease payments and rentals under noncancelable leases as of December 31, 2001 are (in thousands):

                                                     Capital  Operating
                                                      Lease     Lease     Rental
                                                    Payments   Payments   Income
                                                    --------   --------   ------
Year ending December 31:
     2002 ........................................  $  2,974   $20,471   $ 1,511
     2003 ........................................     2,835    20,966     1,427
     2004 ........................................     1,098    21,423     1,716
     2005 ........................................       141    17,351     1,802
     2006 ........................................        --     6,687     1,804
     Thereafter ..................................        --     9,439    26,065
                                                    --------   -------   -------
          Total ..................................     7,048   $96,337   $34,325
                                                               =======   =======
Less amount representing interest ................      (890)
                                                    --------
Present value of net minimum lease payments ......     6,158
Less current maturities ..........................    (1,530)
                                                    --------
Long-term obligations ............................  $  4,628
                                                    ========

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

     Rent expense for 1999, 2000 and 2001 was $649,000, $6,082,000 and
$22,724,000, respectively.

     As discussed in note 15(h), in December 2001, the Company determined that the planned number of terrestrial repeater sites could be reduced due to the relative signal strength provided by the Company's satellites. The Company recognized a charge of $26,300,000 with respect to the terrestrial repeater sites no longer required. This charge includes a lease termination accrual of $8,595,000 for 646 terrestrial site leases, which would reduce the future minimum lease payments.

(16)  Quarterly Data (Unaudited)

                                                                   1999
                                                  -------------------------------------
                                                    1st       2nd       3rd      4th
                                                    ---       ---       ---      ---
                                                  Quarter   Quarter   Quarter   Quarter
                                                  -------   -------   -------   -------
Revenues ......................................   $    --   $    --   $    --   $    --
Operating loss ................................     4,421     4,020     9,374    12,876
Loss before income taxes ......................     4,367     3,999    17,402    11,128
Net loss attributable to common stockholders...     4,367     3,999    17,402    11,128
     Net loss per share--basic and diluted ....   $ (0.65)  $ (0.60)  $ (2.60)  $ (0.27)


                                                                  2000
                                                  -------------------------------------
                                                    1st       2nd        3rd      4th
                                                    ---       ---        ---      ---
                                                  Quarter   Quarter    Quarter   Quarter
                                                  -------   -------    -------   -------
Revenues ......................................   $    --   $    --   $     --  $     --
Operating loss ................................    16,888    13,937     28,109    20,544
Loss before income taxes ......................    12,740     5,088     20,060    13,985
Net loss attributable to common stockholders...    14,212     7,259    160,095    19,773
     Net loss per share--basic and diluted ....   $ (0.30)  $ (0.15)  $  (3.26) $  (0.40)

                                                                  2001
                                                  -------------------------------------
                                                    1st       2nd       3rd      4th
                                                    ---       ---       ---      ---
                                                  Quarter   Quarter   Quarter   Quarter
                                                  -------   -------   -------   -------
Revenues ......................................   $    --   $    --   $     1  $    532
Operating loss ................................    42,124    42,094    62,114   135,274
Loss before income taxes ......................    36,948    38,478    64,982   143,971
Net loss attributable to common stockholders...    42,736    44,267    70,770   149,759
     Net loss per share--basic and diluted ....   $ (0.80)  $ (0.76)  $ (1.14) $  (2.26)

     The sum of quarterly per share net losses do not necessarily agree to the net loss per share for the year due to the timing of stock issuances.

     During the fourth quarter of 2001, the Company completed the nationwide launch of its service. The Company also completed a public offering of 11,500,000 million shares of its Class A common stock (see note 10(e)), realizing net proceeds of $126,500,000. In addition, the Company also closed on a $66,000,000 financing package with The Boeing Company (see notes 8(d) and 15(d)), including $35,000,000 in new debt financing. Further, the Company incurred a charge of $26,300,000 to system operations for terrestrial repeater sites no longer required (see note 15(h)).

    Independent Auditors' Report on Consolidated Financial Statement Schedule

The Board of Directors
XM Satellite Radio Holdings Inc.:

     Under date of January 23, 2002, we reported on the consolidated balance sheets of XM Satellite Radio Holdings Inc. and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2001, which are included in the XM Satellite Radio Holdings Inc. and subsidiaries annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

     In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     The audit report on the consolidated financial statements of XM Satellite Radio Holdings Inc. and subsidiaries referred to above contains an explanatory paragraph that states that the Company is dependent upon additional debt or equity financing, which raises substantial doubt about its ability to continue as a going concern. The consolidated financial statement schedule does not include any adjustments that might result from the outcome of this uncertainty.

                                               /s/ KPMG LLP

McLean, VA
January 23, 2002

                  Schedule I--Valuation And Qualifying Accounts
                                 (in thousands)

                                                                                          Charged to
                                                                             Charged to      Other     Write-Offs/
                                                                   Balance    Costs and   Accounts--    Payments/     Balance
Description                                                       January 1   Expenses     Describe       Other     December 31
- -----------                                                       ---------   --------     --------       -----     -----------
Year Ended December 31, 1999
   Allowance for doubtful accounts ............................   $     --         --            --          --       $     --
   Deferred Tax Assets--Valuation
        Allowance .............................................   $  7,978     (3,159)           --          --       $  4,819
   Accrued network optimization
        expenses ..............................................   $     --         --            --          --       $     --

Year Ended December 31, 2000
   Allowance for doubtful accounts ............................   $     --         --            --          --       $     --
   Deferred Tax Assets--Valuation
        Allowance .............................................   $  4,819     20,173            --          --       $ 24,992
   Accrued network optimization
        expenses ..............................................   $     --         --            --          --       $     --

Year Ended December 31, 2001
   Allowance for doubtful accounts ............................   $     --         10            --          --       $     10
   Deferred Tax Assets--Valuation
        Allowance .............................................   $ 24,992    110,057            --          --       $135,049
   Accrued network optimization
        expenses ..............................................   $     --      8,595            --          --       $  8,595

             Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders
XM Satellite Radio Inc.:

We have audited the accompanying consolidated balance sheets of XM Satellite Radio Inc. and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of XM Satellite Radio Inc. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company is dependent upon additional debt or equity financing, which raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                 /s/ KPMG LLP


McLean, VA
January 23, 2002

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 2001

                                                                                                             2000         2001
                                                                                                          ----------   ----------
                                                 ASSETS                                                    (in thousands, except
                                                                                                                  share data)
Current assets:
     Cash and cash equivalents ........................................................................   $  203,191   $   62,368
     Short-term investments ...........................................................................           --       10,296
     Restricted investments ...........................................................................       45,585       44,861
     Accounts receivable, net of allowance for doubtful accounts of $0 and $10 ........................           --          478
     Prepaid and other current assets .................................................................        8,815       15,271
                                                                                                          ----------   ----------
          Total current assets ........................................................................      257,591      133,274
Other assets:
     Restricted investments, net of current portion ...................................................      115,581       25,873
     System under construction ........................................................................      786,159       18,597
     Property and equipment, net of accumulated depreciation and amortization of $2,337 and $42,904 ...       50,052    1,031,810
     Goodwill and intangibles, net of accumulated amortization of $2,599 and $3,974 ...................       24,001       22,626
     Other assets, net of accumulated amortization of $672 and $1,587 .................................        9,133        9,182
                                                                                                          ----------   ----------
          Total assets ................................................................................   $1,242,517   $1,241,362
                                                                                                          ==========   ==========

                                   LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
     Accounts payable .................................................................................   $   31,706   $   35,308
     Accrued expenses .................................................................................        6,030       26,498
     Accrued network optimization expenses (note 15) ..................................................           --        8,595
     Current portion of long-term debt ................................................................          556        1,530
     Due to related parties ...........................................................................       15,366       25,900
     Accrued interest .................................................................................       13,397       13,486
                                                                                                          ----------   ----------
          Total current liabilities ...................................................................       67,055      111,317
Long-term debt, net of current portion ................................................................      262,665      268,934
Royalty payable, net of current portion ...............................................................        2,600        1,800
Other non-current liabilities .........................................................................        4,787        3,857
                                                                                                          ----------   ----------
          Total liabilities ...........................................................................      337,107      385,908
                                                                                                          ----------   ----------
Stockholder's equity:
   Common stock, par value $0.10; 3,000 shares authorized, 125 shares issued and outstanding ..........           --           --
   Additional paid-in capital .........................................................................    1,004,879    1,238,898
   Accumulated deficit ................................................................................      (99,469)    (383,444)
                                                                                                          ----------   ----------
          Total stockholder's equity ..................................................................      905,410      855,454
                                                                                                          ----------   ----------
Commitments and contingencies (notes 1, 2, 3, 5, 10 and 15)
          Total liabilities and stockholder's equity ..................................................   $1,242,517   $1,241,362
                                                                                                          ==========   ==========

          See accompanying notes to consolidated financial statements.

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                                                                   1999        2000         2001
                                                                                 --------    --------    ---------
                                                                                  (in thousands, except share data)
Revenue:
     Subscriber revenue ......................................................   $     --    $     --    $     246
     Ad sales revenue ........................................................         --          --          294
        Less:  Agency commissions ............................................         --          --          (43)
     Other revenue ...........................................................         --          --           36
                                                                                 --------    --------    ---------
          Total revenue ......................................................         --          --          533
                                                                                 --------    --------    ---------
Operating expenses:
     Broadcasting operations:
        Content/programming ..................................................     (1,014)     (6,878)     (27,924)
        System operations ....................................................     (2,877)    (23,227)     (67,571)
        Customer care and billing operations .................................         --        (856)      (6,034)
     Sales and marketing .....................................................     (3,352)    (16,078)     (99,789)
     General and administrative ..............................................    (14,475)    (16,272)     (25,782)
     Research and development ................................................     (7,440)    (12,701)     (14,255)
     Depreciation and amortization ...........................................     (1,512)     (3,115)     (41,491)
                                                                                 --------    --------    ---------
          Total operating expenses ...........................................    (30,670)    (79,127)    (282,846)
                                                                                 --------    --------    ---------
Operating loss ...............................................................    (30,670)    (79,127)    (282,313)

Other income (expense):
     Interest income .........................................................        533      27,200       14,102
     Interest expense ........................................................        (43)         --      (15,157)
     Other expense, net ......................................................         --          --         (607)
                                                                                 --------    --------    ---------
             Net loss ........................................................    (30,180)    (51,927)    (283,975)
                                                                                 --------    --------    ---------

     See accompanying notes to consolidated financial statements.

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                                                             Additional                       Total
                                                           Common Stock        Paid-in      Accumulated   Stockholder's
                                                         Shares    Amount      Capital        Deficit        Equity
                                                         ------    ------      -------        -------        ------
                                                          (in thousands)
Balance at January 1, 1999 ............................     125     $  --   $   144,818    $   (17,362)       127,456
Contributions to paid in capital ......................      --        --       301,994             --        301,994
Increase in DARS license, goodwill and intangibles.....      --        --        51,624             --         51,624
Non-cash stock compensation ...........................      --        --         4,210             --          4,210
Net Loss ..............................................      --        --            --        (30,180)       (30,180)
                                                           ----     -----   -----------    -----------      ---------
Balance at December 31, 1999 ..........................     125        --       502,646        (47,542)       455,104
Contributions to paid in capital ......................      --        --       499,490             --        499,490
Non-cash stock compensation ...........................      --        --         2,743             --          2,743
Net Loss ..............................................      --        --            --        (51,927)       (51,927)
                                                           ----     -----   -----------    -----------      ---------
Balance at December 31, 2000 ..........................     125        --     1,004,879        (99,469)       905,410
Contributions to paid in capital ......................      --        --       196,249             --        196,249
Transfer of satellite bus to Parent ...................      --        --       (35,321)            --        (35,321)
Funds received for transfer of satellite bus ..........      --        --        31,600             --         31,600
Contribution of fixed assets from Parent ..............      --        --        36,624             --         36,624
Non-cash stock compensation ...........................      --        --         4,867             --          4,867
Net Loss ..............................................      --        --            --       (283,975)      (283,975)
                                                           ----     -----   -----------    -----------      ---------
Balance at December 31, 2001 ..........................     125     $  --   $ 1,238,898    $  (383,444)     $ 855,454
                                                           ----     -----   -----------    -----------      ---------

          See accompanying notes to consolidated financial statements.

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                                                                     1999         2000         2001
                                                                                  ---------    ---------    ---------
                                                                                             (in thousands)
Cash flows from operating activities:
  Net loss .....................................................................  $ (30,180)   $ (51,927)   $(283,975)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Bad debt expense ...........................................................         --           --           10
    Depreciation and amortization ..............................................      1,478        3,369       41,942
    Loss on disposal computer equipment ........................................         --           --          435
    Non-cash stock-based compensation ..........................................      4,210        2,743        4,867
    Changes in operating assets and liabilities:
      Increase in accounts receivable ..........................................         --           --         (488)
      Increase in prepaid and other current assets .............................       (905)      (7,738)      (6,456)
      Decrease in other assets .................................................         62           --           --
      Increase in accounts payable and accrued expenses ........................      7,149       16,012       31,278
      Increase due to related parties ..........................................         --           25        2,607
      Increase in accrued interest .............................................         --           --           90
                                                                                  ---------    ---------    ---------
        Net cash used in operating activities ..................................    (18,186)     (37,516)    (209,690)
                                                                                  ---------    ---------    ---------
Cash flows from investing activities:
  Purchase of property and equipment ...........................................     (2,008)     (41,925)     (15,402)
  Additions to system under construction .......................................   (159,510)    (424,342)    (142,321)
  Proceeds from transfer of ground spare satellite bus to Parent ...............         --           --       31,600
  Net purchase/maturity of short-term investments ..............................    (69,472)      69,472      (10,296)
  Net purchase/maturity of restricted investments ..............................         --     (106,338)      40,317
  Other investing activities ...................................................     (3,422)     (56,268)     (30,915)
                                                                                  ---------    ---------    ---------
        Net cash used in investing activities ..................................   (234,412)    (559,401)    (127,017)
                                                                                  ---------    ---------    ---------
Cash flows from financing activities:
  Proceeds from sale of common stock and capital contribution ..................         --      499,490      196,249
  Capital contribution from parent through transfer of liabilities .............    302,002           --           --
  Proceeds from issuance of 14% senior secured notes and warrants ..............         --      259,353           --
  Payments for deferred financing costs ........................................         --       (8,365)        (365)
  Other net financing activities ...............................................        (84)          --           --
                                                                                  ---------    ---------    ---------
        Net cash provided by financing activities ..............................    301,918      750,478      195,884
                                                                                  ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents ...........................     49,320      153,561     (140,823)
Cash and cash equivalents at beginning of period ...............................        310       49,630      203,191
                                                                                  ---------    ---------    ---------
Cash and cash equivalents at end of period .....................................  $  49,630    $ 203,191    $  62,368
                                                                                  =========    =========    =========

          See accompanying notes to consolidated financial statements.

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

(1)  Summary of Significant Accounting Policies and Practices

(a) Nature of Business

     XM Satellite Radio Inc. (the "Company"), was incorporated on December 15, 1992 in the State of Delaware as a wholly owned subsidiary of Motient Corporation ("Motient"), for the purpose of operating a digital audio radio service ("DARS") under a license from the Federal Communications Commission ("FCC"). XM Satellite Radio Holdings Inc. (the "Parent") was formed as a holding company for the Company on May 16, 1997.

     The Company became the first digital satellite radio service in the United States of America on September 25, 2001 when it commenced commercial operations in the lead markets of Dallas, Texas and San Diego, California as part of its national rollout. On October 18, 2001, the Company continued its national rollout as it launched service in the southern half of the country and completed its national rollout on November 12, 2001. In 2001, the Company's satellites, "Rock" and "Roll", were successfully launched on March 18, 2001 and May 8, 2001, respectively.

(b) Principles of Consolidation and Basis of Presentation

     The consolidated financial statements include the accounts of XM Satellite Radio Inc. and its subsidiaries. All significant intercompany transactions and accounts have been eliminated. The Company emerged from the development stage in the fourth quarter of 2001 as its principal operations had commenced and its national rollout had been completed. Accordingly, the Company revised the presentation of its Consolidated Statements of Operations to reflect that of a commercial enterprise.

(c) Cash and Cash Equivalents

      The Company considers short-term, highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had the following cash and cash equivalents balances (in thousands):

                                                            December 31,
                                                        --------------------
                                                          2000        2001
                                                        --------    --------
             Cash on deposit .........................  $     92     ($4,257)
             Overnight investments ...................        --      41,181
             Money market funds ......................   203,099       2,794
             Commercial paper ........................        --      22,650
                                                        --------    --------
                                                        $203,191    $ 62,368
                                                        ========    ========

(d) Short-term Investments

     At December 31, 2001, the Company held commercial paper with maturity dates of less than one year that were stated at amortized cost, which approximated fair value.

(e) Restricted Investments

     Restricted investments consist of fixed income securities and are stated at amortized cost plus accrued interest income. At December 31, 2000 and 2001, restricted investments represent securities held in escrow to secure the Company's future performance with regard to certain contracts and obligations, which include the interest payments required on the Company's 14% senior secured notes through March 2003, payments under the Hughes Electronics Corporation ("Hughes") terrestrial repeater contract, and certain facility leases and other secured credits. The interest reserve consists of US Treasury securities and are classified as held-to-maturity investments. The remaining investments are principally money market funds and certificates of deposit. The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of the restricted investments at December 31, 2000 and 2001, were as follows (in thousands):

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

                                                                                          Gross       Gross
                                                                                       Unrealized   Unrealized
                                                                            Amortized    Holding      Holding
                                                                              Cost        Gains       Losses    Fair Value
                                                                              ----        -----       ------    ----------
At December 31, 2000:
-----------------------
Interest reserve ........................................................   $ 106,338    $ 1,060      $    --    $107,398
Contract escrow .........................................................      49,692         --           --      49,692
Collateral for letters of credit and other secured credit ...............       5,136         --           --       5,136
                                                                            ---------    -------      -------    --------
                                                                            $ 161,166    $ 1,060      $    --    $162,226
                                                                            =========    =======      =======    ========
At December 31, 2001:
-----------------------
Interest reserve ........................................................   $  66,020    $ 1,354      $    --    $ 67,374
Contract escrow .........................................................       2,930         --           --       2,930
Collateral for letters of credit and other secured credit ...............       1,784         --           --       1,784
                                                                            ---------    -------      -------    --------
                                                                            $  70,734    $ 1,354      $    --    $ 72,088
                                                                            =========    =======      =======    ========

(f) Property and Equipment

     Property and equipment are carried at cost less accumulated depreciation and amortization. Equipment under capital leases is stated at the present value of minimum lease payments. Depreciation and amortization is calculated using the straight-line method over the following estimated useful lives:

    Satellite system, DARS license, and space craft control facilities.......   17.5 years
    Terrestrial repeater network ............................................   5-10 years
    Broadcast facilities ....................................................   3-7 years
    Computer systems ........................................................   3-7 years
    Furniture and fixtures ..................................................   3-7 years
    Equipment under capital leases and leasehold improvements ...............   Lesser of useful life or
                                                                                remaining lease term

     Depreciation of the Company's in-orbit satellites commenced in May and June 2001 upon their acceptance from Boeing Satellite Systems International, Inc. ("BSS"). Amortization of the DARS license and depreciation of the ground systems/spacecraft control facilities and related computer systems commenced on September 25, 2001, which was the date the service was launched in the Company's lead markets. Depreciation of the broadcast facilities and the terrestrial repeaters commenced when they were placed in service.

     The Company accounts for long-lived assets in accordance with the newly adopted provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(g) Goodwill and Other Intangible Assets

     Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally 15 years. Other intangible assets are amortized over 10 years. The Company assesses the recoverability of its intangible assets by determining whether the amortization of the goodwill and intangible assets balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of goodwill and intangible assets impairment, if any, is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, ("SFAS No. 141") and SFAS No. 142, Goodwill and

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

Other Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144 after its adoption.

     Upon adoption of SFAS No. 142 in the first quarter of 2002, the Company is required to evaluate its existing acquired intangible assets and goodwill, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first quarter of 2002. If an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle.

     In connection with SFAS No. 142's transitional goodwill impairment evaluation, the Statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company will then have up to six months from January 1, 2002 to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must perform the second step of the transitional impairment test. The Company has determined that it only has one reporting unit as defined by the Standard.

     The second step is required to be completed as soon as possible, but no later than the end of the year of adoption. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of income.

     As of the date of adoption of SFAS No. 142, the Company expects to have unamortized goodwill in the amount of $11,461,000 and unamortized identifiable intangible assets in the amount of $155,207,000 all of which will be subject to the transition provisions of SFAS No. 142. Amortization expense related to goodwill and other intangible assets was $1,220,000, $1,379,000 and $3,604,000 for the years ended December 31, 1999, 2000, and 2001, respectively. Although the Company has not yet finalized its analysis of the adoption of SFAS No. 141 and No. 142, the Company does not expect to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

(h) Revenue Recognition

     The Company derives revenue from subscriber subscription and activation fees as well as advertising.

     Subscriber revenue, which is generally billed in advance, consists of fixed charges for service, which are recognized as the service is provided and through non-refundable activation fees that are recognized ratably over the expected life of the customer relationship. Direct activation costs are expensed as incurred.

     The Company recognizes advertising revenue from sales of spot announcements to national advertisers that are recognized in the period in which the spot announcement is broadcast. Agency commissions are presented as a reduction to revenue in the Consolidated Statement of Operations.

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

(i) Stock-Based Compensation

     The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principle Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations including FASB Interpretation ("FIN") No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB opinion No. 25 issued in March 2000, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB 25, compensation expense is based upon the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123.

     The Company adopted FIN No. 44 in July 2000 to account for stock options that had been repriced during the period covered by FIN No. 44. The application resulted in additional compensation of $1,213,000 and $1,232,000 during the year ended December 31, 2000 and 2001, respectively. Additional compensation charges may result depending upon the market value of the common stock at each balance sheet date.

(j) Research and Development and Advertising

     Research and development costs and advertising costs are expensed as incurred.

(k) Income Taxes

     The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and the financial reporting amounts at each year-end and operating loss and tax credit carryforwards, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the sum of taxes payable for the period and the change during the period in deferred tax assets and liabilities.

(l) Comprehensive Income

     The Company has engaged in no transactions during the years ended December 31, 1999, 2000 and 2001 that would be classified as other comprehensive income.

(m) Accounting Estimates

     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The estimates involve judgments with respect to, among other things, various future factors which are difficult to predict and are beyond the control of the Company. Significant estimates include valuation of the Company's investment in the DARS license, the allowance for doubtful accounts, the valuation of goodwill and intangible assets, the recoverability of the XM Radio System assets, the costs to terminate certain terrestrial repeater site leases, the allocation of purchase price of assets acquired, the estimated life of a subscriber's subscription, the payments to be made to distributors and manufacturers for radios sold or activated, the amount of stock-based compensation arrangements and the valuation allowances against deferred tax assets. Accordingly, actual amounts could differ from these estimates.

(n) Reclassifications

     Certain fiscal year 1999 and 2000 amounts have been reclassified to conform to the current presentation.

(o) Derivative Instruments and Hedging Activities

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 2000 the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

Activity, an amendment of SFAS 133. SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000. The Company adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001. The Company has reviewed its contracts and has determined that it has no stand alone derivative instruments and does not engage in hedging activities.

(2) Accumulated Deficit

     The Company is devoting its efforts to market its digital audio radio service and to increase its subscriber base. This effort involves substantial risk and future operating results will be subject to significant business, economic, regulatory, technical, and competitive uncertainties and contingencies. These factors individually, or in the aggregate, could have an adverse effect on the Company's financial condition and future operating results and create an uncertainty as to the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

     At the Company's current stage of operations, economic uncertainties exist regarding the successful acquisition of additional debt or equity financings and the attainment of positive cash flows from the XM Radio Service. The Company has commenced commercial operations and will require substantial additional financing to market and distribute the XM Radio Service. Failure to obtain the required long-term financing may prevent the Company from continuing to provide its service. Management's plan to fund operations and capital expansion includes the sale of additional debt and equity securities through public and private sources or future contributions from the Parent. There are no assurances, however, that such financing will be obtained.

(3) Related Party Transactions

     The Company had the following amounts outstanding to related parties at December 31, 2000 and 2001 (in thousands):

                                                           December 31,
                                                       -------------------
                                                         2000        2001
                                                       -------     -------
     General Motors Corporation ("GM") ...........     $    --     $   656
     Hughes ......................................          --       7,686
     DIRECTV, Inc. ("DIRECTV") ...................         200          50
     LCC International, Inc. ("LCCI") ............      15,141      15,407
     Clear Channel ...............................          25       2,101
                                                       -------     -------
                                                       $15,366     $25,900
                                                       =======     =======

     The Company has relied upon certain related parties for legal and technical services during the years ended December 31, 1999, 2000 and 2001. Total costs incurred in transactions with related parties are as follows (in thousands):

                                                                     Year ended December 31, 1999
                                                      --------------------------------------------------------------
                                                         GM    Hughes     DIRECTV      LCCI  Clear Channel   Motient
                                                         --    ------     -------      ----  -------------   -------
Terrestrial repeater network engineering
     and manufacturing .............................    $--    $3,500        $ --    $6,578          $  --      $ --
General and administrative .........................     --        --          --        --                      224

                                                                     Year ended December 31, 2000
                                                      -------------------------------------------------------------
                                                         GM    Hughes     DIRECTV      LCCI  Clear Channel   Motient
                                                         --    ------     -------      ----  -------------   -------
Terrestrial repeater network engineering
     and manufacturing .............................    $--   $11,858      $   --   $58,731         $   --       $--
Terrestrial repeater site leases ...................     --        --          --        --              5        --
Customer care and billing operations ...............     --        --       1,008        --             --        --
Sales and marketing ................................     --        --          --        --          3,175        --

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

General and administrative ..................      --        --          --        --              3       252

                                                                      Year ended December 31, 2001
                                               ------------------------------------------------------------------------
                                                   GM    Hughes     DIRECTV      LCCI  Clear Channel   Motient   Parent
                                                   --    ------     -------      ----  -------------   -------   ------
Terrestrial repeater network engineering
     and manufacturing ......................  $   --  $ 88,116        $ --  $ 59,958         $   --      $ --   $   --
Terrestrial repeater site leases ............      --        --          --        --             36        --       --
Customer care and billing operations ........      --        --         623        --             --        --       --
Sales and marketing .........................   1,264        --          --        --          4,351        --       --
General and administrative ..................      --        --          --        --             --       193       --
Facility rental costs .......................      --        --          --        --             --        --    1,512

(a) GM

     In 1999, the Company established a distribution agreement with GM (see note 15 (f)). Under the terms of the agreement, GM distributes the XM Radio Service in various models of its vehicles.

(b) Hughes

     In 1999, the Company entered into a terrestrial repeater manufacturing agreement with Hughes (see note 15 (e)).

(c) DIRECTV

     In 1999, the Company entered into a consulting services agreement with DIRECTV. The agreement provides for DIRECTV professionals to aid the Company's efforts in establishing its customer care center and billing operations on a time and materials basis.

(d) LCCI

     In 1999, the Company entered into the LCCI Services Contract (note 15 (e)) and LCCI also provides certain ongoing consulting engineering work for the Company relating to the terrestrial repeater network on a time and materials basis.

(e) Clear Channel

     In 2000, the Company entered into an advertising sales agreement with Premiere Radio Networks, an affiliate of Clear Channel Communications, pursuant to which Premiere sells to advertisers the time inventory owned by the Company for advertisements to be run on XM Radio channels. Also in 2000, the Company entered into a sponsorship agreement with SFX Marketing, now known as Clear Channel Entertainment, pursuant to which the Company advertises its service at Clear Channel Entertainment events and venues.

(f) Motient

     In 1998, the Company entered into an agreement with Motient, in which Motient would provide technical and administrative support relating to the Company's operations. Payments for services provided under this agreement were made based on negotiated hourly rates. Liabilities for these services are absorbed by the Parent.

(g) Parent

     Through December 31, 1999, the Parent provided funding to the Company of $373,705,000 through both public and private equity and debt offerings that it had completed.

     On January 31, 2000, the Parent closed on a secondary offering of its Class A common stock and newly designated Series B convertible redeemable preferred stock. The Parent sold 4,000,000 shares of its Class A

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

common stock for $32.00 per share, which yielded net proceeds of $120,837,000. The Parent concurrently sold 2,000,000 shares of its Series B convertible redeemable preferred stock for $50.00 per share, which yielded net proceeds of $96,472,000. On February 9, 2000, the underwriters exercised a portion of the over-allotment option for 370,000 shares of Class A common stock, which yielded net proceeds of approximately $11,233,000. All proceeds were contributed to the Company by the Parent.

     On March 15, 2000 the Parent and the Company closed a private placement of 325,000 units, each unit consisting of $1,000 principal amount of 14 percent Senior Secured Notes due 2010 of the Company (note 8) and one warrant to purchase 8.024815 shares of the Parent's Class A common stock at a price of $49.50 per share. The Company realized net proceeds of $191,500,000, excluding $123,000,000 used to acquire securities to pay interest payments due under the notes for the first three years. The $325,000,000 face value of the notes was offset by a discount of $65,746,000 associated with the fair value of the warrants sold, the net proceeds from which were contributed to the Company.

     On July 7, 2000, the Parent reached an agreement for a private offering of 235,000 shares of its Series C convertible redeemable preferred stock for $1,000 per share, which closed on August 8, 2000 and yielded net proceeds of $206,379,000 and a stock subscription of $20,000,000 that earned interest at 7 percent per annum until it was paid on November 30, 2000. The stock subscription was received by the Parent in November 2000 and provided an additional $20,443,000. All proceeds, except the receipt of the stock subscription and $1,177,000 were contributed to the Company by the Parent.

     On March 6, 2001, the Parent completed a follow-on offering of 7,500,000 shares of its Class A common stock, which yielded net proceeds of $72,000,000, which was contributed to the Company. Also on March 6, 2001, the Parent closed a public offering of $125,000,000 of its 7.75% convertible subordinated notes due 2006, which yielded net proceeds of $120,700,000, which was contributed to the Company.

     On December 6, 2001, the Parent completed a follow-on offering of 11,500,000 shares of its Class A common stock, which yielded net proceeds of $126,500,000, of which, $3,549,000 was contributed to the Company.

     In August 2001, the Company's facility lease for its corporate headquarters was amended and the Parent became the Company's new landlord (note 15 (l)).

      On December 5, 2001, the Company transferred its rights in the spare satellite, excluding the satellite payload, to the Parent, which had a carrying value of $35,300,000. In return, the Company received $31,600,000 in cash, which was the estimated fair value of the satellite bus as determined by management with the assistance of a third-party appraiser. Concurrent with the asset transfer, the Parent entered into a Customer Credit Agreement with Boeing Capital Corporation ("BCC") pursuant to which the Parent borrowed $35,000,000 from BCC at an interest rate equal to LIBOR plus 3.5%, increasing to LIBOR plus 4.5% after December 5, 2003, which is compounded annually and payable quarterly in arrears. The principal is due on the earlier of December 5, 2006 or the launch of the ground spare satellite. The principal would also become due should the Boeing Satellite Contract (note 15(d)) be terminated. The loan is secured by the Parent's interest in the ground spare satellite, excluding its payload.

      During 2001, the Parent transferred $36,624,000 in capitalized interest associated with the construction of the XM Radio System to the Company.

(4) System Under Construction

     The Company has capitalized costs related to the development of its XM Radio System to the extent that they have future benefits. During 2001, the Company placed its Boeing 702 satellites "Rock" and "Roll" into service as well as its DARS license, ground systems/spacecraft control facilities, related computer systems, and its terrestrial repeater network and broadcast facilities by transferring $971,861,000 from system under construction to property and equipment. The remaining components in system under construction include the ground spare satellite payload and costs incurred through December 31, 2001 for the performance broadcasting studio. The amounts recorded as system under construction consist of the following (in thousands):

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

                                                           December 31,
                                                 ----------------------------
                                                       2000         2001
                                                     --------     --------
               DARS license ...................     $ 122,944    $      --
               Satellite system ...............       521,573       18,557
               Terrestrial system .............        84,715           --
               Spacecraft control facilities ..        13,046           --
               Broadcast facilities ...........        27,971           40
               Computer systems ...............        15,910           --
                                                    ---------    ---------
                                                    $ 786,159    $  18,597
                                                    =========    =========

(5)  Property and Equipment

     Property and equipment consists of the following (in thousands):

                                                                                  December 31,
                                                                       ------------------------------
                                                                              2000          2001
                                                                            -------       -------
     DARS license ...................................................    $       --   $   146,271
     Satellite system ...............................................            --       521,251
     Terrestrial system .............................................            --       243,755
     Spacecraft control facilities ..................................            --        24,353
     Broadcast facilities ...........................................        16,752        55,686
     Computer systems, furniture and fixtures, and equipment ........        21,063        68,824
     Leasehold improvements .........................................        14,574        14,574
                                                                         ----------   -----------
                                                                             52,389     1,074,714

     Accumulated depreciation and amortization ......................        (2,337)      (42,904)
                                                                         ----------   -----------

              Net property and equipment, net .......................    $   50,052   $ 1,031,810
                                                                         ==========   ===========

     In July 2001, the Company received notification from BSS that the expected life of its satellites was extended due to the accuracy of the respective launches, which used less fuel than anticipated. The Company, therefore, changed the useful life estimate for the satellite system and the DARS license from 15 years to 17.5 years.

     In September 2001, BSS advised the Company of a progressive degradation problem with the solar array output power of 702 class satellites, including XM "Rock" and XM "Roll". At the present time, the output power of the solar arrays and the broadcast signal strength are above minimum acceptable levels and are expected to remain that way at least through 2005, permitting full operation of the XM System (based on patterns projected by BSS). The Company has advised its insurance carriers of the situation. Since the issue is common to 702 class satellites, the manufacturer is closely watching the progression of the problem, including data from a satellite in orbit approximately 18 months' longer than XM "Rock" and XM "Roll". With this 18-month advance visibility of performance levels, insurance arrangements in place, a spare satellite under construction that is being modified to address the solar array anomaly and availability of additional satellites, the Company believes that it will be able to launch additional satellites prior to the time the solar power problem might cause the broadcast signal strength to fall below acceptable levels. The Company's management will continue to monitor this situation carefully over the next few years.

     In December 2001, the Company determined that the planned number of terrestrial repeater sites could be reduced due to a network optimization study that was conducted. The Company established a formal plan and recognized a charge of $26,300,000 with respect to the terrestrial repeater sites no longer required. The costs are principally related to the site acquisition and build-out of the identified sites. These costs have been included within system operations at December 31, 2001. Included within the charge is $8,595,000 for costs to be incurred in 2002 related to these sites (see note 15 (h)).

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

(6)  Goodwill and Other Intangible Assets

     On July 7, 1999, Motient acquired a former investor's remaining debt and equity interests in the Parent in exchange for approximately 8,600,000 shares of Motient's common stock. Concurrent with Motient's acquisition of the remaining interest in the Parent, the Company recognized goodwill and other intangible assets of $51,624,000, which has been allocated as follows (in thousands):

               DARS License .............................   $25,024
               Goodwill .................................    13,738
               Programming agreements ...................     8,000
               Receiver agreements ......................     4,600
               Other intangibles ........................       262
                                                            -------
                                                            $51,624
                                                            =======

(7)  Other Assets

     Other assets consist of the following at December 31, 2000 and 2001 (in thousands):

                                                                                December 31,
                                                                          ------------------------
                                                                               2000        2001
                                                                              ------      ------
     14% senior secured notes deferred financing fees ..................   $   8,493   $   8,858
     Refundable deposits and other long-term prepaid expenses ..........       1,444       1,911
                                                                           ---------   ---------
                                                                               9,937      10,769

        Less accumulated amortization ..................................        (672)     (1,587)
                                                                           ---------   ---------

        Other assets, net ..............................................   $   9,265   $   9,182
                                                                           =========   =========


(8)  Long-Term Debt

     Long-term debt at December 31, 2000 and 2001 consist of the following (in thousands):

                                                                                  December 31,
                                                                          ------------------------
                                                                               2000        2001
                                                                              ------      ------
     14% senior secured notes ..........................................   $ 325,000   $ 325,000
          Less unamortized discount on 14% senior secured notes ........     (63,702)    (60,694)
     Capital leases ....................................................       1,923       6,158
                                                                           ---------   ---------
          Total long-term debt .........................................     263,221     270,464

          Less current installments ....................................        (556)     (1,530)
                                                                           ---------   ---------

          Long-term debt, excluding current installments ...............   $ 262,665   $ 268,934
                                                                           =========   =========

14% Senior Secured Notes

     On March 15, 2000, the Parent and the Company closed a private placement of 325,000 units, each unit consisting of $1,000 principal amount of 14% senior secured notes due 2010 of the Company and one warrant to purchase 8.024815 shares of the Parent's Class A common stock at a price of $49.50 per share. The Company realized net proceeds of $191,500,000, excluding $123,000,000 used to acquire securities that will be used to pay interest payments due under the notes for the first three years. The $325,000,000 face value of the notes was offset by a discount of $65,746,000 associated with the fair value of the warrants sold, which was contributed to the Company. The Company had amortized $2,044,000 and $5,052,000 of the discount through December 31, 2000 and 2001, respectively.

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

(9)  Fair Value of Financial Instruments

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2000 and 2001 (in thousands). The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                                                    December 31,
                                              ----------------------------------------------------
                                                          2000                       2001
                                                          ----                       ----
                                                 Carrying                   Carrying
                                                  Amount      Fair Value     Amount      Fair Value
                                                  ------      ----------     ------      ----------
Financial assets:
   Cash and cash equivalents .................   $ 203,191    $ 203,191    $  62,368      $  62,368
   Short-term investments ....................          --           --       10,296         10,296
   Restricted investments ....................     161,166      162,226       70,734         72,088
   Accounts receivable .......................          --           --          478            478
   Letters of credit .........................          --           12           --             13

Financial liabilities:
   Accounts payable ..........................      31,706       31,706       35,308         35,308
   Accrued expenses ..........................       3,465        3,465       22,941         22,941
   Accrued network optimization expenses .....          --           --        8,595          8,595
   Due to related parties ....................      15,366       15,366       25,900         25,900
   Royalty payable ...........................       5,165        5,165        5,357          5,357
   Long-term debt ............................     263,221      181,486      270,464        263,314
   Other non-current liabilities .............       4,787        4,787        3,857          3,857

     The carrying amounts shown in the table are included in the consolidated balance sheets under the indicated captions. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

     Cash and cash equivalents, short-term investments, accounts receivable, prepaid and other current assets, other assets, accounts payable, accrued expenses, accrued network optimization expenses, due to related parties, royalty payable and other non-current liabilities: The carrying amounts approximate fair value because of the short maturity of these instruments.

     Restricted investments: The fair values of debt securities
(held-to-maturity investments) are based on quoted market prices at the reporting date for those or similar investments.

     Letters of credit: The value of the letters of credit is based on the fees paid to obtain the letters of credit.

     Long-term debt: The fair value of the Company's long-term debt is determined by either estimation by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's bankers or by quoted market prices at the reporting date for the traded debt securities (the carrying value of the Company's 14% senior secured notes is significantly less than face value because the notes were sold at a discount for value allocated to the related warrants).

(10) Stock-Based Compensation

     The Company operates three separate stock plans, the details of which are described below.

(a)  1998 Shares Award Plan

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

     On June 1, 1998, the Parent adopted the 1998 Shares Award Plan (the "Plan") under which employees, consultants, and non-employee directors may be granted options to purchase shares of Class A common stock of the Parent. The Parent initially authorized 1,337,850 shares of Class A common stock under the Plan, which was increased to 2,675,700 in July 1999, 5,000,000 in May 2000, and 8,000,000 in May 2001. The options are exercisable in installments determined by the compensation committee of the Parent's board of directors. The options expire as determined by the committee, but no later than ten years from the date of grant. On July 8, 1999, the Parent's board of directors voted to reduce the exercise price of the options outstanding in the shares award plan from $16.35 to $9.52 per share, which represented the fair value of the stock on the date of repricing.

     Transactions and other information relating to the Plan for the years ended December 31, 1999, 2000 and 2001 are summarized below:

                                                               Outstanding Options
                                                         ---------------------------------
                                                                             Weighted-
                                                            Number of        Average
                                                             Shares       Exercise Price
                                                             ------       --------------
            Balance, January 1, 1999 .................      787,297         $  16.35
                 Options granted .....................    2,188,988            10.50
                 Option repricing ....................     (818,339)           16.35
                 Options canceled or expired .........      (57,786)           13.91
                 Options exercised ...................       (1,071)            9.52
                                                          ---------
            Balance, December 31, 1999 ...............    2,099,089         $  10.32
                 Options granted .....................    1,176,683            30.21
                 Options canceled or expired .........     (131,267)           17.01
                 Options exercised ...................      (48,817)            9.52
                                                          ---------
            Balance, December 31, 2000 ...............    3,095,688         $  17.61
                 Options granted .....................    2,680,415            15.54
                 Options canceled or expired .........      (23,570)            9.55
                 Options exercised ...................     (253,593)           17.88
                                                          ---------
            Balance, December 31, 2001 ...............    5,498,940         $  16.62
                                                          =========

                           Options Outstanding                                    Options Exercisable
           ----------------------------------------------------------------- -------------------------------
                                                 Weighted-
                                                  Average       Weighted-
                                                 Remaining       Average                         Weighted-
                                    Number      Contractual      Exercise         Number          Average
               Exercise Price    Outstanding        Life          Price         Exercisable       Exercise
               --------------    -----------        ----          -----         -----------       --------
1999               $9.52-$12.00    2,099,089     9.24 years       $10.32           416,294        $ 9.52
          --------------------------------------------------------------------------------------------------
2000               $9.52-$12.00    2,120,400     8.26 years       $10.39         1,110,756        $10.06
                  $12.01-$30.50      297,685     9.03 years       $23.13             5,334        $13.13
                  $30.51-$45.44      677,603     9.54 years       $37.92            20,000        $43.69
          --------------------------------------------------------------------------------------------------
2001                $4.82-$9.42      363,700     9.31 years       $ 7.91            55,000        $ 8.46
                   $9.44-$12.00    2,256,263     7.50 years       $10.37         1,716,153        $10.21
                  $12.06-$26.88    2,142,409     9.14 years       $17.75           165,132        $18.90
                  $27.63-$45.44      736,568     8.52 years       $36.81           272,681        $36.93
          --------------------------------------------------------------------------------------------------

     There were 416,294, 1,136,090 and 2,208,966 stock options exercisable at December 31, 1999, 2000 and 2001, respectively. At December 31, 2001, there were 2,197,579 shares available under the plan for future grants. At December 31, 2001, all options have been issued to employees, officers and directors, except for 76,000 options granted to non-employees for which the Company recognized $1,147,000 in non-cash compensation.

     The per share weighted-average fair value of employee options granted during the year ended December 31, 1999, 2000 and 2001 was $6.21, $22.06 and $8.77, respectively, on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

                                                                            December 31,
                                                         ---------------------------------------------------
                                                              1999              2000               2001
                                                         --------------    --------------    ---------------
            Expected dividend yield ...............                  0%                0%                0%
            Volatility ............................              63.92%            68.21%            62.40%
            Risk-free interest rate range .........      5.47% to 5.97%    4.99% to 6.71%    3.66% to 4.99%
            Expected life .........................             5 years           5 years           5 years
                                                         ==============    ==============    =============

(b) Employee Stock Purchase Plan

     In 1999, the Parent established an employee stock purchase plan that provides for the issuance of 300,000 shares of Class A common stock, which was increased to 600,000 shares in 2001. All employees whose customary employment is more than 20 hours per week and for more than five months in any calendar year are eligible to participate in the stock purchase plan, provided that any employee who would own 5% or more of the Parent's total combined voting power immediately after an offering date under the plan is not eligible to participate. Eligible employees must authorize the Parent to deduct an amount from their pay during offering periods established by the compensation committee. The purchase price for shares under the plan will be determined by the compensation committee but may not be less than 85% of the lesser of the market price of the common stock on the first or last business day of each offering period. As of December 31, 1999, 2000 and 2001, the Parent had issued 28,791, 53,539 and 217,401 shares, respectively, under this plan. At December 31, 2001, there were 382,599 shares available under the plan for future sale.

     The per share weighted-average fair value of purchase rights granted during the year was $3.30, $11.28, and $5.37 for the years ended December 31, 1999, 2000 and 2001, respectively. The estimates were calculated at the grant date using the Black-Scholes Option Pricing Model with the following assumptions at December 31, 1999, 2000 and 2001:

                                                  December 31,
                                    -----------------------------------------
                                          1999         2000           2001
                                       ----------   ----------    -----------
Expected dividend yield ..........            0%            0%             0%
Volatility .......................        62.92%        68.21%         62.40%
Risk-free interest rate range ....         4.73%   5.33%-6.23%     2.4%-5.89%
Expected life ....................    0.23 years    0.24 years     0.24 years
                                      ==========   ===========    ===========

     The Company applies APB 25 in accounting for stock-based compensation for both plans and, accordingly, no compensation cost has been recognized for its stock options and stock purchase plan in the financial statements other than for performance based stock options, for options granted with exercise prices below fair value on the date of grant and for repriced options under FIN No. 44. During 1999, 2000 and 2001, the Company incurred $4,070,000, $2,557,000,
$2,336,000, respectively, in compensation cost for these options. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below (in thousands):

                                                Year ended December 31,
                                          ----------------------------------
                                             1999       2000       2001
                                          ---------   --------   --------
  Net loss:
       As reported ...................      $30,180    $51,927   $283,975
       Pro forma .....................       30,990     60,171    300,127

(c) Talent Option Plan

     In May 2000, the Parent adopted the XM Talent Option Plan ("Talent Plan") under which non-employee programming consultants to the Company may be granted options to purchase shares of Class A common stock of the Parent. The Parent authorized 500,000 shares of Class A common stock under the Talent Plan. The options are exercisable in installments determined by the talent committee of the Parent's board of directors. The options expire as determined by the talent committee, but no later than ten years from the date of the grant. As of December 31, 2000 and 2001, no and 144,500 options had been granted under the Talent Plan. In 2001, the Company recognized $575,000 in non-cash compensation

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

expense related to these options under SFAS 123. At December 31, 2001, there were 355,500 options available under the plan for future grant.

(11)  Profit Sharing and Employee Savings Plan

     On July 1, 1998, the Company adopted a profit sharing and employee savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer up to 15 % of their compensation on a pre-tax basis through contributions to the savings plan. The Company contributed $0.50 in 1999, 2000 and 2001 for every dollar the employees contributed up to 6% of compensation, which amounted to $164,000, $229,000 and $543,000, respectively.

(12)  Interest Cost

     The Company capitalizes a portion of interest cost as a component of the cost of the XM Radio System. The following is a summary of interest cost incurred during December 31, 1999, 2000 and 2001 (in thousands):

                                                1999        2000        2001
                                              --------    --------    --------
 Interest cost capitalized ................   $    210    $ 39,022    $ 36,153
 Interest cost charged to expense .........         43          --      15,157
                                              --------    --------    --------
 Total interest cost incurred .............   $    253    $ 39,022    $ 51,310
                                              ========    ========    ========

(13)  Income Taxes

     For the period from December 15, 1992 (date of inception) to October 8, 1999, the Parent and the Company filed consolidated federal and state tax returns with its majority stockholder Motient. The Company generated net operating losses and other deferred tax benefits that were not utilized by Motient. As no formal tax sharing agreement has been finalized, the Company was not compensated for the net operating losses. Had the Company filed on a stand-alone basis for the three-year period ending December 31, 2001, the Company's tax provision would be as follows:

     Taxes on income included in the Statements of Operations consists of the following (in thousands):

                                                          December 31,
                                                    --------------------------
                                                      1999     2000     2001
                                                     ------   ------   ------
     Current taxes:
          Federal ...............................   $    --  $    --  $    --
          State .................................        --       --       --
                                                    -------  -------  -------
               Total current taxes ..............        --       --       --
                                                    -------  -------  -------

     Deferred taxes:
          Federal ...............................   $    --  $    --  $    --
          State .................................        --       --       --
                                                    -------  -------  -------
               Total deferred taxes .............        --       --       --
                                                    -------  -------  -------
               Total tax expense (benefit) ......   $    --  $    --  $    --
                                                    =======  =======  =======

     A reconciliation of the statutory tax expense, assuming all income is taxed at the statutory rate applicable to the income and the actual tax expense is as follows (in thousands):

                                                                                              December 31,
                                                                                 ------------------------------------
                                                                                     1999        2000        2001
                                                                                    ------      ------      ------
     Income (loss) before taxes on income, as reported in the statements
        of operations ...........................................................  $(30,181)   $(51,972)  $(283,975)
                                                                                   ========    ========   ==========
     Theoretical tax benefit on the above amount at 35% .........................   (10,563)    (18,174)    (99,391)
     State tax, net of federal benefit ..........................................     1,370      (2,877)    (13,274)
     Increase in taxes resulting from permanent differences, net ................     2,120         562       2,701
     Adjustments arising from differences in the basis of measurement

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001


        for tax purposes and financial reporting purposes and other .............   13,252           7         --
     Change in valuation allowance ..............................................   (6,179)     20,482    109,964
                                                                                   -------     -------    -------
     Taxes on income for the reported year ......................................  $    --     $    --    $    --
                                                                                   =======     =======    =======

     At December 31, 1999, 2000 and 2001, deferred income tax consists of future tax assets/(liabilities) attributable to the following (in thousands):

                                                                                                    December 31,
                                                                                        -----------------------------------
                                                                                             1999       2000        2001
                                                                                           --------   --------    --------
     Deferred tax assets:
          Net operating loss/other tax attribute carryovers ...........................    $  2,054   $ 12,396   $  58,377
          Start-up costs ..............................................................      14,972     42,252     106,609
          Other deferred tax assets ...................................................          --         --      11,533
                                                                                           --------   --------    --------
               Gross total deferred tax assets ........................................      17,026     54,648     176,519
     Valuation allowance for deferred tax assets ......................................      (1,590)   (22,072)   (132,036)
                                                                                           --------   --------   ---------
               Net deferred assets ....................................................      15,436     32,576      44,483
                                                                                           --------   --------   ---------
     Deferred tax liabilities:
          Fixed assets ................................................................         (51)   (16,532)    (29,541)
          DARS license ................................................................     (10,160)    (9,821)     (9,670)
          Other intangible assets .....................................................      (5,225)    (6,223)     (5,272)
                                                                                           --------   --------   ---------
               Net deferred tax liabilities ...........................................     (15,436)   (32,576)    (44,483)
                                                                                           --------   --------   ---------
               Deferred income tax, net ...............................................    $     --   $     --   $      --
                                                                                           ========   ========   =========

     At December 31, 2001, the Company had accumulated net operating losses of $145,945,000 for Federal income tax purposes that are available to offset future regular taxable income. These operating loss carryforwards expire between the years 2012 and 2021. Utilization of these net operating losses are subject to limitations because there have been significant changes in the stock ownership of the Company. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

(14) Supplemental Cash Flows Disclosures

     The Company paid $0, $11,198,000, and $14,026,000 for interest (net of amounts capitalized) during 1999, 2000, and 2001, respectively. Additionally, the Company incurred the following non-cash financing and investing activities (in thousands):

                                                                                                    December 31,
                                                                                        -----------------------------------
                                                                                             1999       2000        2001
                                                                                           --------   --------    --------
        Increase in DARS license, goodwill and intangibles ............................    $ 51,624   $     --   $      --
        Non-cash capitalized interest .................................................          --     16,302       3,923
        Accrued system milestone payments .............................................      15,500     30,192      37,775
        Systems under construction placed into service ................................          --         --     971,861
        Contribution of fixed assets from Parent ......................................          --         --      36,624
        Transfer of ground spare satellite bus to Parent ..............................          --         --       3,721
        Property acquired through capital leases ......................................         470      1,688       6,177
        Use of deposit/escrow for terrestrial repeater contracts ......................          --      3,422      80,431

(15) Commitments and Contingencies

(a) DARS License

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

     The Company's DARS license is valid for eight years upon successful launch and orbital insertion of the satellites and can be extended by the Company. The DARS license requires that the Company comply with a construction and launch schedule specified by the FCC for each of the two authorized satellites, which has occurred. The FCC has the authority to revoke the authorizations and in connection with such revocation could exercise its authority to rescind the Company's license. The Company believes that the exercise of such authority to rescind the license is unlikely. Additionally, the FCC has not yet issued final rules permitting the Company to deploy its terrestrial repeaters to fill gaps in satellite coverage. The Company is operating its repeaters on a non-interference basis pursuant to a grant of special temporary authority from the FCC, which expired March 18, 2002. On March 11, 2002, the Company applied for an extension of this special temporary authority and can continue to operate its terrestrial repeaters pursuant to the special temporary authority pending a final determination on this extension request. This authority is currently being challenged by operators of terrestrial wireless systems who have asserted that the Company's repeaters may cause interference.

(b) Application for Review of DARS License

     One of the losing bidders for the DARS licenses filed an Application for Review by the full FCC of the Licensing Order that granted the Company its DARS license. The Application for Review alleges that a former investor had effectively taken control of the Company without FCC approval. The FCC has denied the Application for Review and the losing bidder has appealed to the United States Court of Appeals for the District of Columbia Circuit. The FCC or the U.S. Court of Appeals has the authority to overturn the award of the DARS license should they rule in favor of the losing bidder. Although the Company believes that its right to the DARS license will withstand the challenge as the former investor is no longer a stockholder in the Parent, no prediction of the outcome of this challenge can be made with any certainty. The FCC's approval of the transfer of control of the DARS license to a diffuse group of owners, granted in December 2000, is conditioned upon the outcome of the application for review.

(c) Technology Licenses

     Effective January 1, 1998, the Company entered into a technology licensing agreement with Motient and WorldSpace Management Corporation ("WorldSpace MC") by which as compensation for certain licensed technology then under development to be used in the XM Radio System, the Company will pay up to $14,300,000 to WorldSpace MC over a ten-year period. As of December 31, 2001, the Company incurred costs of $6,696,000 payable to WorldSpace MC. Any additional amounts to be incurred under this agreement are dependent upon further development of the technology, which is at the Company's option. No liability exists to Motient or WorldSpace MC should such developments prove unsuccessful. The Company maintains an accrual of $5,357,000 payable to WorldSpace MC, for quarterly royalty payments to be made after the Company recognizes $5,000,000 in revenue.

(d) Satellite Contract

     During the first half of 1999, the Company and BSS amended the satellite contract to construct and launch the Company's satellites to implement a revised work timetable, payment schedule to reflect the timing of the receipt of additional funding, and technical modifications. BSS has delivered two satellites in orbit and is to complete the construction of a ground spare satellite. BSS has also provided ground equipment and software used in the XM Radio System and certain launch and operations support services. The contract also provides for in-orbit incentives to be earned depending on the performance of the in-orbit satellites over their useful lives. Such payments could total up to an additional $68,700,000 over the useful lives of the satellites. As of December 31, 2001, the Company had paid $470,376,000 under the satellite contract and had accrued $741,000.

     On December 5, 2001, the Company and Boeing amended the satellite contract so as to permit the deferral of approximately $31,000,000 of payments to be made under the agreement, as well as to provide certain additional rights and obligations to the Company; including the launch of the ground spare satellite on the SeaLaunch launch vehicle should the ground spare satellite be launched between specified dates. Under the amendment, deferred amounts must be repaid by December 5, 2006 and the amounts deferred bear interest at the rate of 8%, compounded annually, and are payable quarterly in arrears.

(e) Terrestrial Repeater System Contracts

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

     As of December 31, 2001, the Company had incurred aggregate costs of approximately $243,500,000 for its terrestrial repeater system. These costs covered the capital costs of the design, development and installation of a system of terrestrial repeaters to cover approximately 60 cities and metropolitan areas. In August 1999, the Company signed a contract with LCCI calling for engineering and site preparation. As of December 31, 2001, the Company had paid $109,860,000 and accrued an additional $15,407,000 under this contract. The Company also entered into a contract effective October 22, 1999 with Hughes for the design, development and manufacture of the terrestrial repeaters. Payments under the contract are expected to be approximately $128,000,000, which could be modified based on the number of terrestrial repeaters that are required for the system. As of December 31, 2001, the Company had paid $95,788,000 and accrued an additional $7,685,000 under this contract.

(f) GM Distribution Agreement

     The Company has signed a long-term distribution agreement with the OnStar division of GM providing for the installation of XM radios in GM vehicles. During the term of the agreement, which expires 12 years from the commencement date of the Company's commercial operations, GM has agreed to distribute the service to the exclusion of other S-band satellite digital radio services. The Company will also have a non-exclusive right to arrange for the installation of XM radios included in OnStar systems in non-GM vehicles that are sold for use in the United States. The Company has significant annual, fixed payment obligations to General Motors through 2004. These payments approximate $35,000,000 in the aggregate during this period. Additional annual fixed payment obligations beyond 2004 range from less than $35,000,000 to approximately $130,000,000 through 2009, aggregating approximately $400,000,000. In order to encourage the broad installation of XM radios in GM vehicles, the Company has agreed to subsidize a portion of the cost of XM radios, and to make incentive payments to GM when the owners of GM vehicles with installed XM radios become subscribers for the Company's service. The Company must also share with GM a percentage of the subscription revenue attributable to GM vehicles with installed XM radios, which percentage increases until there are more than 8 million GM vehicles with installed XM radios. The Company will also make available to GM bandwidth on the Company's systems. The agreement is subject to renegotiation at any time based upon the installation of radios that are compatible with a unified standard or capable of receiving Sirius Satellite Radio, Inc.'s ("Sirius Radio") service. The agreement is subject to renegotiation if, four years after the commencement of the Company's commercial operations and at two-year intervals thereafter GM does not achieve and maintain specified installation levels of GM vehicles capable of receiving the Company's service, starting with 1,240,000 units after four years, and thereafter increasing by the lesser of 600,000 units per year and amounts proportionate to target market shares in the satellite digital radio service market. There can be no assurances as to the outcome of any such renegotiation. GM's exclusivity obligations will discontinue if, four years after the Company commences commercial operations and at two-year intervals thereafter, the Company fails to achieve and maintain specified minimum market share levels in the satellite digital radio service market. Prior to 2001, the Company had not incurred any costs under the contract. As of December 31, 2001, the Company has paid $608,000 and accrued costs of $656,000 under the agreement.

(g) Joint Development Agreement

     On January 12, 1999, Sirius Radio, the other holder of an FCC satellite radio license, commenced an action against the Company in the United States District Court for the Southern District of New York, alleging that the Company was infringing or would infringe three patents assigned to Sirius Radio. In its complaint, Sirius Radio sought money damages to the extent the Company manufactured, used or sold any product or method claimed in their patents and injunctive relief. On February 16, 2000, this suit was resolved in accordance with the terms of a joint development agreement between the Company and Sirius Radio and both companies agreed to cross-license their respective property. Each party is obligated to fund one half of the development cost for a unified standard for satellite radios. Each party will be entitled to license fees or a credit towards its one half of the cost based upon the validity, value, use, importance and available alternatives of the technology it contributes. The amounts for these fees or credits will be determined over time by agreement of the parties or by arbitration. The parties have yet to agree on the validity, value, use, importance and available alternatives of their respective technologies. The companies have agreed to seek arbitration to resolve issues with respect to certain existing technology. If this agreement is terminated before the value of the license has been determined due to the Company's failure to perform a material covenant or obligation, then this suit could be refiled.

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

(h)  Accrued Network Optimization Expenses

     In December 2001, the Company determined that the planned number of terrestrial repeater sites could be reduced due to a network optimization study that was conducted. The Company established a formal plan and recognized a charge of $26,300,000 with respect to the terrestrial repeater sites no longer required. Included within the charge is $8,595,000 for costs to be incurred in 2002 related to these sites.

     The Company estimated lease termination costs based upon contractual lease costs and expected negotiation results as determined by discussions with landlords and consultants. Approximately 53% of these leases are subject to master lease agreements with large tower companies. Based upon preliminary discussions with the tower companies, the Company assumed that they would be able to swap a portion of the existing sites for other sites in other areas in which terrestrial repeater networks will be developed in the future, without incurring all of the contractual obligations. As a result, the Company estimated the total of the lease termination costs would be substantially lower than the contractual lease obligations. The contractual payments amount to approximately $35,100,000. Additionally, the Company's leases typically contain a clause that requires the Company to return a site to its original condition upon lease termination. The Company has established an accrual of $8,595,000 for the estimated lease termination costs and costs to deconstruct the sites. The actual amount to be incurred could vary significantly from this estimate.

(i)  Warrants

     Sony Warrant

     In February 2000, the Parent issued a warrant to Sony exercisable for shares of the Parent's Class A common stock. The warrant will vest at the time that the Company attains its millionth customer, and the number of shares underlying the warrant will be determined by the percentage of XM Radios that have a Sony brand name as of the vesting date. If Sony achieves its maximum performance target, the warrant will be exercisable for 2% of the total number of shares of the Parent's Class A common stock on a fully-diluted basis. The exercise price of the Sony warrant will equal 105% of fair market value of the Class A common stock on the vesting date, determined based upon the 20-day trailing average. As the Company has commenced commercial operations and Sony began selling its radios in the fourth quarter of 2001, the Company recognized $131,000 of compensation expense related to this warrant in 2001.

     CNBC Warrant

     In May 2001, the Parent granted a warrant to purchase 90,000 shares of the Parent's Class A common stock consisting of three 30,000 share tranches to purchase shares at $26.50 per share, which expire in 11, 12, and 13 years, respectively. The warrants began to vest on September 25, 2001 when the Company reached its commercial launch and will be vested on September 1, 2002, 2003, and 2004, respectively. The Company recognized $290,000 in non-cash compensation expense related to these warrants in 2001.

(j) Sales, Marketing and Distribution Agreements

     The Company has entered into various joint sales, marketing and distribution agreements. Under the terms of these agreements, the Company is obligated to provide incentives, subsidies and commissions to other entities that may include fixed payments, per-unit radio and subscriber amounts and revenue sharing arrangements. The amount of these operational, promotional, subscriber acquisition, joint development, and manufacturing costs related to these agreements cannot be estimated, but are expected to be substantial future costs. During the years ended December 31, 1999, 2000 and 2001 the Company incurred expenses of $0, $0 and $19,545,000, respectively, in relation to these agreements. The amount of these costs will vary in future years, but is expected to increase in the next year as the number of subscribers and revenue increase.

(k) Programming Agreements

     The Company has entered into various programming agreements. Under the terms of these agreements, the Company is obligated to provide payments and commissions to other entities that may include fixed payments,

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

advertising commitments and revenue sharing arrangements. The amount of these costs related to these agreements cannot be estimated, but are expected to be substantial future costs. During the years ended December 31, 1999, 2000, 2001, the Company incurred expenses of $0, $0 and $7,230,000, respectively, in relation to these agreements. The amount of these costs will vary in future years, but is expected to increase in the next year as the number of subscribers and revenue increase.

(l) Leases

     The Company has noncancelable operating leases for office space and terrestrial repeater sites and noncancelable capital leases for equipment that expire over the next ten years. The future minimum lease payments and rentals under noncancelable leases as of December 31, 2001 are (in thousands):

                                                           Capital      Operating
                                                            Lease         Lease
                                                          Payments       Payments
                                                          --------       --------
      Year ending December 31:
           2002 .......................................     $ 2,974       $ 23,771
           2003 .......................................       2,835         24,385
           2004 .......................................       1,098         25,166
           2005 .......................................         141         21,205
           2006 .......................................          --         10,658
           Thereafter .................................          --         72,328
                                                            -------       --------
                Total .................................       7,048       $177,513
                                                                          ========
      Less amount representing interest ...............        (890)
                                                            -------
      Present value of net minimum lease payments .....       6,158
      Less current maturities .........................      (1,530)
                                                            -------
      Long-term obligations ...........................     $ 4,628
                                                            =======

     Rent expense for 1999, 2000 and 2001 was $649,000, $6,082,000 and
$24,236,000, respectively.

     As discussed in note 15(h), in December 2001, the Company determined that the planned number of terrestrial repeater sites could be reduced due to the relative signal strength provided by the Company's satellites. The Company recognized a charge of $26,300,000 with respect to the terrestrial repeater sites no longer required. This charge includes a lease termination accrual of $8,595,000 for 646 terrestrial site leases, which would reduce the future minimum lease payments.

    Independent Auditors' Report on Consolidated Financial Statement Schedule

The Board of Directors
XM Satellite Radio Inc.:

     Under date of January 23, 2002, we reported on the consolidated balance sheets of XM Satellite Radio Inc. and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the years in the three-year period ended December 31, 2001, which are included in the XM Satellite Radio Inc. and subsidiaries annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

     In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     The audit report on the consolidated financial statements of XM Satellite Radio Inc. and subsidiaries referred to above contains an explanatory paragraph that states that the Company is dependent upon additional debt or equity financing, which raises substantial doubt about its ability to continue as a going concern. The consolidated financial statement schedule does not include any adjustments that might result from the outcome of this uncertainty.

                                                 /s/ KPMG LLP

McLean, VA
January 23, 2002

                  Schedule I--Valuation And Qualifying Accounts
                                 (in thousands)

                                                                        Charged to
                                                         Charged to       Other      Write-Offs/
                                              Balance     Costs and     Accounts--    Payments/     Balance
Description                                  January 1    Expenses      Describe        Other      December 31
-------------                                  ---------    --------      --------        -----      -----------
Year Ended December 31, 1999
   Allowance for doubtful accounts ........  $      --          --            --              --    $       --
   Deferred Tax Assets--Valuation
        Allowance .........................  $   7,769      (6,179)           --              --    $    1,590
   Accrued network optimization
        expenses ..........................  $      --          --            --              --    $       --

Year Ended December 31, 2000
   Allowance for doubtful accounts ........  $      --          --            --              --    $       --
   Deferred Tax Assets--Valuation
        Allowance .........................  $   1,590      20,482            --              --    $   22,072
   Accrued network optimization
        expenses ..........................  $      --          --            --              --    $       --

Year Ended December 31, 2001
   Allowance for doubtful accounts ........  $      --          10            --              --    $       10
   Deferred Tax Assets--Valuation
        Allowance .........................  $  22,072     109,964            --              --    $  132,036
   Accrued network optimization
        expenses ..........................  $      --       8,595            --              --    $    8,595

    MOBILE SATELLITE VENTURES LP AND SUBSIDIARIES

    Consolidated Financial Statements

    Years ended December 31, 2003 and 2002 with Report of Independent Auditors

                  Mobile Satellite Ventures LP and Subsidiaries

                        Consolidated Financial Statements

                     Years ended December 31, 2003 and 2002



                                    Contents

Report of Independent Auditors...............................................M-1

Audited Consolidated Financial Statements

Consolidated Balance Sheets..................................................M-2
Consolidated Statements of Operations........................................M-3
Consolidated Statements of Partners' (Deficit) Equity........................M-4
Consolidated Statements of Cash Flows........................................M-5
Notes to Consolidated Financial Statements...................................M-6

                         Report of Independent Auditors

General Partners and Unit Holders
Mobile Satellite Ventures LP

We have audited the accompanying consolidated balance sheets of Mobile Satellite Ventures LP (a Delaware limited partnership) and subsidiaries (collectively, the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, partners' (deficit) equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mobile Satellite Ventures LP and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.


/s/ Ernst & Young LLP

McLean, Virginia

April 23, 2004

                  Mobile Satellite Ventures LP and Subsidiaries

                           Consolidated Balance Sheets

                                                                                     December 31
                                                                               2003                 2002
                                                                         ------------------------------------
Assets

Current assets:
Cash and cash equivalents                                                $   3,981,624          $   5,781,674
Restricted cash                                                                 74,246                652,860
Accounts receivable, net of allowance of $71,687 and $785,195 as of
December 31, 2003 and 2002, respectively                                     4,156,416              3,094,483
Inventory                                                                    1,406,604              2,118,583
Prepaid expenses and other current assets                                    1,058,942                735,384
                                                                         -------------          -------------
Total current assets                                                        10,677,832             12,382,984

Property and equipment, net                                                 23,598,573             28,767,458
Intangible assets, net                                                      80,673,205             89,947,520
Goodwill                                                                    15,784,572             11,261,943
Other assets                                                                    84,779              1,935,553
                                                                         -------------          -------------
Total assets                                                             $ 130,818,961          $ 144,295,458
                                                                         =============          =============

Liabilities and partners' (deficit) equity

Current liabilities:
Accounts payable and accrued expenses                                    $   4,172,297          $   4,117,186
Due to Motient - related party                                                  74,246                656,202
Vendor note payable, current portion                                           127,211                     --
Deferred revenue, current portion                                            5,887,381              5,298,120
Other current liabilities                                                      110,766                483,373
                                                                         -------------          -------------
Total current liabilities                                                   10,371,901             10,554,881

Deferred revenue, net of current portion                                    20,865,511             16,633,917
Accrued interest                                                            16,725,057              9,340,336
Vendor note payable, net of current portion                                    915,785                     --
Notes payable to Investors                                                  82,924,667             84,500,000
                                                                         -------------          -------------
Total liabilities                                                          131,802,921            121,029,134

Commitments and contingencies

Partners' (deficit) equity:
MSV general partner                                                                 --                     --
MSV limited partners                                                        (1,041,013)            23,259,457
Accumulated other comprehensive income                                          57,053                  6,867
                                                                         -------------          -------------
Total partners' (deficit) equity                                              (983,960)            23,266,324
                                                                         -------------          -------------
Total liabilities and partners' (deficit) equity                         $ 130,818,961          $ 144,295,458
                                                                         =============          =============

See accompanying notes

                  Mobile Satellite Ventures LP and Subsidiaries

                      Consolidated Statements of Operations

                                                                               Year ended December 31
                                                                             2003                  2002
                                                                        -------------------------------------
Revenues:
   Services and related revenues                                        $ 25,536,096             $ 24,389,482
   Equipment sales and other revenues                                      1,588,294                  464,833
                                                                        ------------             ------------
Total revenues                                                            27,124,390               24,854,315

Operating expenses:
   Satellite operations and cost of services                              10,604,156               10,532,376
   Satellite capacity purchased from related party-
   MSV Canada                                                              4,858,305                4,647,224
   Next-generation research and development expenditures                   2,119,303                1,621,886
   Legal, regulatory and consulting                                        4,966,044                3,652,636
   Sales and marketing                                                     1,973,381                2,416,050
   General and administrative                                              3,992,187                4,546,327
   Depreciation and amortization                                          17,942,672               18,235,030
                                                                        ------------             ------------
Total operating expenses                                                  46,456,048               45,651,529
                                                                        ------------             ------------

Loss from operations                                                     (19,331,658)             (20,797,214)

Other income (expense):
   Management fee from related party-MSV Canada                            3,199,974                3,100,847
   Equity in losses of MSV Canada                                         (1,030,119)                (373,738)
   Interest income                                                            40,355                   55,538
   Interest expense                                                       (9,616,235)              (8,577,407)
   Write-off of investment in CelSat joint venture                        (2,000,000)                      --
   Other income, net                                                         737,213                  424,490
                                                                        ------------             ------------
Net loss                                                                $(28,000,470)            $(26,167,484)
                                                                        ============             ============


See accompanying notes.

                  Mobile Satellite Ventures LP and Subsidiaries

              Consolidated Statements of Partners' (Deficit) Equity

                                                                          Partner's (Deficit) Equity
                                         -------------------------------------------------------------------------------------------
                                               General Partner     Limited Partners       Accumulated       Total
                                         -----------------------------------------------    Other         Partners'
                                         Number of             Number of                 Comprehensive    (Deficit)    Comprehensive
                                           Units     Amount      Units        Amount        Income         Equity          Loss
                                         -------------------------------------------------------------------------------------------

Balance at December 31, 2001                -       $  -      16,642,732   $ 49,426,941   $      -      $  49,426,941  $          -
   Net loss                                 -          -               -    (26,167,484)         -        (26,167,484)  (26,167,484)
   Translation adjustment                   -          -               -             -       6,867              6,867         6,867
                                         -------------------------------------------------------------------------------------------
Balance at December 31, 2002                -          -      16,642,732     23,259,457      6,867         23,266,324
Total, December 31, 2002                                                                                               $(26,160,617)
                                                                                                                       -------------
   Issuance of MSV LP Class A Preferred     -          -         573,951      3,700,000          -          3,700,000             -
   units
   Net loss                                 -          -               -    (28,000,470)         -        (28,000,470)  (28,000,470)
   Change in market value of derivative
   instruments                              -          -               -              -     81,712             81,712        81,712
   Translation adjustment                   -          -               -              -    (31,526)           (31,526)      (31,526)
                                         -------------------------------------------------------------------------------------------
Balance at December 31, 2003                -       $  -      17,216,683   $ (1,041,013)  $ 57,053      $    (983,960)
                                         =============================================================================
Total, December 31, 2003                                                                                               $(27,950,284)
                                                                                                                       =============


See accompanying notes.

                  Mobile Satellite Ventures LP and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                                Year ended December 31
                                                                             2003                    2002
                                                                         -------------------------------------
Operating activities
Net loss                                                                 $(28,000,470)           $(26,167,484)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                           17,942,672              18,235,030
   Equity in losses of MSV Canada                                           1,030,119                 373,738
   Write-off of investment in joint venture                                 2,000,000                      --
   Changes in operating assets and liabilities:
    Accounts receivable                                                    (1,061,933)                471,009
    Inventory                                                                 711,979                 811,197
    Prepaid assets and other assets                                          (941,512)               (353,808)
    Accounts payable and accrued expenses                                     290,671               1,076,582
    Other current liabilities                                                (751,514)             (4,138,827)
    Accrued interest                                                        7,384,721               8,571,854
    Deferred revenue                                                        1,274,075                 723,136
                                                                         ------------            ------------
Net cash used in operating activities                                        (121,192)               (397,573)

Investing activities
Purchase of Motient Satellite Business                                     (2,200,000)             (2,200,000)
Purchase of property and equipment                                         (1,316,512)               (840,328)
Purchase of option to form CelSat joint venture                            (1,000,000)             (1,000,000)
                                                                         ------------            ------------
Net cash used in investing activities                                      (4,516,512)             (4,040,328)

Financing activities
Proceeds from issuance of Class A Preferred Units                           3,700,000                      --
Principal payment on notes payable to Investors                            (1,575,333)                     --
Proceeds from issuance of notes payable to Investors                               --               3,000,000
                                                                         ------------            ------------
Net cash provided by financing activities                                   2,124,667               3,000,000

Effect of exchange rates on cash and cash equivalents                         134,373                 235,076
                                                                         ------------            ------------
Net decrease in cash and cash equivalents                                  (2,378,664)             (1,202,825)
Cash and cash equivalents, beginning of year                                6,434,534               7,637,359
                                                                         ------------            ------------
Cash and cash equivalents, end of year                                   $  4,055,870            $  6,434,534
                                                                         ============            ============

Supplemental information
Cash paid for interest                                                   $  2,124,667            $      5,553
                                                                         ------------            ------------

Non-cash flow financing information
Equipment obtained through issuance of notes to vendor                   $  1,042,996            $         --
                                                                         ============            ============


See accompanying notes.

                  Mobile Satellite Ventures LP and Subsidiaries

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002


1. Organization and Business

Mobile Satellite Venture LP's predecessor company, Motient Satellite Ventures LLC, was incorporated as a limited liability company pursuant to the Delaware Limited Liability Company Act on June 15, 2000, by Motient Corporation (Motient). On December 19, 2000, Motient Satellite Ventures LLC changed its name to Mobile Satellite Ventures LLC. The Company commenced operations in June 2000 and was considered a development stage enterprise until November 26, 2001. On November 26, 2001, Mobile Satellite Ventures LLC was converted into a limited partnership, Mobile Satellite Ventures LP (MSV or the Company), subject to the laws of the state of Delaware. Concurrently, the Company acquired certain assets and liabilities of the Motient and TMI Communications LP (TMI) satellite businesses, and issued $55.0 million of notes to certain existing and new investors in exchange for cash. In connection with its purchase of TMI's satellite business, the Company acquired a 20% equity interest in Mobile Satellite Ventures (Canada) Inc. (MSV Canada) and 33-1/3% equity interest in Mobile Satellite Ventures Holdings (Canada) Inc. (MSV Holdings).

The Company provides mobile satellite and communications services to individual and corporate customers in the United States and Canada via its own satellite and leased satellite capacity. The Company's operations are subject to significant risks and uncertainties including technological, competitive, financial, operational, and regulatory risks associated with the wireless communications business. Uncertainties also exist regarding the successful issuance of additional debt and equity financing and the ultimate profitability of the Company's proposed next-generation wireless system. The Company will require substantial additional capital resources to construct its next-generation wireless system.

The Company's current operating assumptions and projections, which reflect management's best estimate of future revenue and operating expenses, indicate that anticipated operating expenditures through 2004 can be met by cash flows from operations and available working capital; however, the Company's ability to meet its projections is subject to uncertainties and there can be no assurance that the Company's current projections will be accurate, and if the Company's cash requirements are more than projected, the Company may require additional financing. In addition, the Company entered into a satellite construction contract (see Note 9) during 2002 that will require the Company to obtain additional funding to finance the required payments during 2004 unless the contract is terminated by the Company prior to certain payment due dates. The Company is not currently planning to terminate the contract. The type, timing,

                  Mobile Satellite Ventures LP and Subsidiaries

1. Organization and Business (continued)

and terms of financing, if required, selected by the Company will be dependent upon the Company's cash needs, the availability of financing sources and the prevailing conditions in the financial markets. There can be no assurance that such financing will be available to the Company at any given time or available on favorable terms.

2. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries prepared in accordance with accounting principles generally accepted in the United States. All significant intercompany accounts are eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates affecting the consolidated financial statements include management's judgments regarding the allowance for doubtful accounts, reserves for inventory, future cash flows expected from long-lived assets and accrued expenses for probable losses. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments, such as money market accounts, with an original maturity of three months or less.

Restricted Cash

In connection with the purchase of the Motient satellite business, the Company held back approximately $4.0 million, which was restricted to pay Motient's rent obligation to the Company for the lease of office space in the Company's headquarters and to ensure the provision of certain services to the Company by

                  Mobile Satellite Ventures LP and Subsidiaries

2. Significant Accounting Policies (continued)

Restricted Cash (continued)

Motient under a transition services agreement. During 2002, $955,533 of this cash was used to satisfy Motient's obligations under its sublease with the Company. Under the terms of the original arrangement, an additional $1,011,022 was released to Motient as a scheduled return of amounts held for Motient's service obligations since the services had been appropriately provided. During 2002, the Company and Motient amended the terms of this arrangement. As a result, an additional $1,104,708 was returned to Motient and $336,060 was released to the Company related to services that were to be provided under the transition services agreement. During 2003, $50,708 was returned to Motient and $530,742 was released to the Company for Motient's lease of office space in the Company's headquarters, which has been shown as a reduction of satellite operations and cost of services in the accompanying consolidated statement of operations for the year ended December 31, 2003. As of December 31, 2003, including interest earned since inception, $74,246 of cash remains restricted related to Motient's lease and facilities obligations.

Inventory

Inventories consist of finished goods that are communication devices and are stated at the lower of cost or market, average cost method. The Company periodically assesses the market value of its inventory, based on sales trends and forecasts and technological changes, and records a charge to current period income when such factors indicate that a reduction in net realizable value is appropriate.

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

                  Mobile Satellite Ventures LP and Subsidiaries

2. Significant Accounting Policies (continued)

Property and Equipment (continued)

Property and equipment consisted of the following:

                                                    December 31
                                              2003                2002
                                          --------------------------------

Space and ground segments                 $ 39,771,813        $ 36,791,020
Satellite under construction                   850,000             500,000
Office equipment and furniture                 836,961             832,325
Leasehold improvements                         300,000             300,000
                                          ------------        ------------
                                            41,758,774          38,423,345
Accumulated depreciation                   (18,160,201)         (9,655,887)
                                          ------------        ------------
Property and equipment, net               $ 23,598,573        $ 28,767,458
                                          ============        ============

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets including property and equipment and intangible assets other than goodwill, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of its long-lived assets, the Company evaluates the probability that future estimated undiscounted net cash flows will be less than the carrying amount of the assets. If such estimated cash flows are less than the carrying amount of the long-lived assets, then such assets are written down to their fair value. No impairment charges were recorded in the years ended December 31, 2003 and 2002. The Company's estimates of anticipated cash flows and the remaining estimated useful lives of long-lived assets could be reduced significantly in the future. As a result, the carrying amount of long-lived assets could be reduced in the future.

Goodwill

The Company's goodwill arose from the November 2001 Motient and TMI acquisitions. Because these transactions were consummated after June 30, 2001, the Company applies the non-amortization provisions of SFAS No. 142, Goodwill and Other Intangible Assets.

                  Mobile Satellite Ventures LP and Subsidiaries

2. Significant Accounting Policies (continued)

Goodwill (continued)

SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill. Under a non-amortization approach, goodwill is not amortized into results of operations, but instead is reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill is determined to be more than its estimated fair value. No impairment charges were recorded in the years ended December 31, 2003 and 2002.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains cash balances at financial institutions that may at times exceed federally insured limits. The Company maintains its cash and cash equivalents at high credit quality institutions and, as a result, management believes that credit risk related to its cash is not significant.

The Company generally grants credit to customers on an unsecured basis. Risk on accounts receivable is reduced through ongoing evaluation of probability of collection of amounts owed to the Company. The Company records an allowance for doubtful accounts equal to the amount estimated to be uncollectible. For the year ended December 31, 2003, three customers comprised approximately 13%, 12% and 11%, respectively, of the Company's total revenues. Two customers each comprised approximately 13% of the Company's total revenues for the year ended December 31, 2002. In addition, as of December 31, 2003, two customers comprised 14% and 12%, respectively, of the Company's accounts receivable balance. Two different customers comprised approximately 15% and 13%, respectively, of the Company's accounts receivable balance as of December 31, 2002.

Fair Value of Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosures regarding the fair value of certain financial instruments. The carrying amount of the Company's cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate their fair value because

                  Mobile Satellite Ventures LP and Subsidiaries

2. Significant Accounting Policies (continued)

Fair Value of Financial Instruments (continued)

of the short-term maturity of these instruments. The Company estimates the fair value of its notes payable using estimated market prices based upon the current interest rate environment and the remaining term to maturity. The Company believes the fair value of these liabilities approximates their carrying value.

Stock-Based Compensation

SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans using the fair value method. The Company has chosen to account for employee stock-based compensation using the intrinsic value method as prescribed in Accounting Principles Board Opinion (APB Opinion) No. 25, Accounting for Stock Issued to Employees, and its related interpretations. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which prescribes certain disclosures and provides guidance on how to transition from the intrinsic value method of accounting for employee stock-based compensation under APB No. 25 to the fair value method of accounting under SFAS No. 123, if a company so elects.

The Company continues to account for its stock-based compensation in accordance with APB No. 25 and its related interpretations. No stock-based compensation cost related to option grants to employees has been reflected in net income, as all options granted have had an exercise price equal to the fair market value of the underlying equity security on the date of grant. The following illustrates the effect on net loss if the Company had applied the fair value method of SFAS No. 123:

                                                                                  December 31
                                                                            2003               2002
                                                                        --------------------------------
Net loss, as reported                                                   $28,000,470          $26,167,484
Additional stock-based employee compensation
expense determined under fair value method                                1,080,385              621,148
                                                                        -----------          -----------
Pro forma net loss                                                      $29,080,855          $26,788,632
                                                                        ===========          ===========

                  Mobile Satellite Ventures LP and Subsidiaries

2. Significant Accounting Policies (continued)

Stock-Based Compensation (continued)

In accordance with SFAS No. 123, the fair value of the options granted was estimated at the grant date using an option-pricing model with the following weighted-average assumptions: risk-free interest rate of 3.9% and 4.5% for the years ended December 31, 2003 and 2002, respectively; no dividends; expected life of the options of approximately five years; no volatility.

Derivatives

The Company accounts for derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which requires the recognition of all derivatives as either assets or liabilities measured at fair value with changes in fair value of derivatives other than hedges reflected as current period income (loss) unless the derivatives qualify as hedges of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in equity, and then recognized in earnings along with the related effects of the hedged items. Any ineffective portion of hedges is reported in earnings as it occurs.

In the normal course of business the Company is exposed to the impact of fluctuations in the exchange rate with the Canadian dollar. The Company limits this risk by following an established foreign currency financial management policy. This policy provides for the use of forward and option contracts, which limit the effects of exchange rate fluctuations of the Canadian dollar on financial results. The Company does not use derivatives for trading or speculative purposes. During the year ended and as of December 31, 2003, in accordance with its foreign currency financial management policy, the Company employed the use of forward and option contracts.

As of December 31, 2003, the Company hedged aggregate exposures of $2.8 million by entering into forward exchange contracts requiring the purchase of the Canadian dollar and the sale of the U.S. dollar. In general, the forward exchange contracts have varying maturities up to, but not exceeding, one year with cash settlements made at maturity based upon rates agreed to at contract inception. These forward exchange contracts satisfy the hedge criteria of SFAS No. 133, and therefore, the Company recognized a gain on these contracts of $81,712, which is reflected as a credit in other comprehensive income and an asset within prepaid expenses and other current assets as of December 31, 2003.

                  Mobile Satellite Ventures LP and Subsidiaries

2. Significant Accounting Policies (continued)

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

Foreign Currency and International Operations

The functional currency of one of the Company's subsidiaries is the Canadian dollar. The financial statements of this subsidiary are translated to U.S. dollars using period-end rates for assets and liabilities and average rates during the relevant period for revenue and expenses. For the years ended December 31, 2003 and 2002, the Company recognized a foreign exchange gain of $444,753 and a loss of $266,507, respectively, as a component of other income, net in the accompanying consolidated statements of operations. The Company's Canadian subsidiary generated a net loss of approximately $4.2 million and $3.4 million for the years ended December 31, 2003 and 2002, respectively.

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

Equity Method Investments

The Company accounts for its equity investments in MSV Canada and MSV Holdings pursuant to the equity method of accounting. The carrying value of these investments was $0 at December 31, 2003 and 2002. Because the Company is obligated to provide working capital financial support to MSV Canada through a

                  Mobile Satellite Ventures LP and Subsidiaries

2. Significant Accounting Policies (continued)

Equity Method Investments (continued)

management agreement, the Company records losses related to such funding as equity in losses of affiliates in the accompanying consolidated statements of operations. The accumulated, but as yet unfunded losses are included in other current liabilities in the accompanying consolidated balance sheets at December 31, 2003 and 2002.

Income Taxes

As a limited partnership, the Company is not subject to income tax directly. Rather, each unit holder is subject to income taxation based on the unit holder's portion of the Company's income or loss as defined in the limited partnership agreement.

Recent Pronouncements

The EITF issued EITF Issue 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21). EITF 00-21 provides guidance on how to determine whether a revenue arrangement involving multiple deliverable items contains more than one unit of accounting and, if so, requires that revenue be allocated amongst the different units based on fair value. EITF 00-21 also requires that revenue on any item in a revenue arrangement with multiple deliverables not delivered completely must be deferred until delivery of the item is completed. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company implemented EITF 00-21 in 2003. Its implementation did not have a material impact on the Company's consolidated results of operations or financial position.

In January 2003, the FASB issued Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, which requires the consolidation of an entity in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership or contractual or other financial interests in the entity. Currently, an entity is generally consolidated by an enterprise when the enterprise has a controlling financial interest in the entity through ownership of a majority voting interest in the entity. The Company is currently evaluating the impact of adoption of FIN 46, which will be required for the first annual period beginning after December 15, 2004.

                  Mobile Satellite Ventures LP and Subsidiaries

2. Significant Accounting Policies (continued)

Recent Pronouncements (continued)

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for classifying and measuring as liabilities certain financial instruments that have characteristics of both liabilities and equity. The provisions of SFAS No. 150 will be applied to mandatorily redeemable instruments of nonpublic companies in fiscal periods beginning after December 15, 2003. Early adoption of SFAS No. 150 is not permitted. The provisions of this statement require that any financial instruments that are mandatorily redeemable on a fixed or determinable date or upon an event certain to occur be classified as liabilities. The Company does not expect that the provisions of SFAS No. 150 will have a material impact on its financial condition or results of operations.

3. Acquisitions

Motient Asset Purchase Agreement and Investment Agreement

Under the original terms of the Motient Asset Purchase Agreement, the Company obtained from Motient the right to purchase (Motient Asset Purchase Deposit) the Motient satellite business for an additional cash payment. In June 2000, certain investors (Investors) unrelated to Motient paid $50 million to the Company (in the aggregate) in exchange for a minority equity interest in the Company. Pursuant to the Investment Agreement, the Investors also acquired certain rights to convert, at their option, their initial investment in the Company into shares of Motient's common stock (Motient Conversion Right).

In connection with the original terms of the Motient Asset Purchase Agreement, the Company paid $29.4 million to Motient for the Motient Asset Purchase Deposit and the Motient Conversion Right. This amount was allocated between the Motient Asset Purchase Deposit ($10.8 million) and the Motient Conversion Right ($18.6 million) based on the relative fair value of each. Similarly, a portion ($18.6 million) of the proceeds of the sale of the minority equity interest in the Company was allocated to the written call option that permitted the investors to exercise the Motient Conversion Right. The remaining investment proceeds were allocated to the purchase of the equity interest.

                  Mobile Satellite Ventures LP and Subsidiaries

3. Acquisitions (continued)

Motient Asset Purchase Agreement and Investment Agreement (continued)

The Company estimated the fair value of both the call option purchase from Motient on its common stock and the call option written to the Investors on the Motient common stock based on advice from an independent appraiser to be approximately $18.6 million using the Black-Scholes valuation model. The Company accounted for both the purchased and written call options on Motient common stock as derivatives pursuant to SFAS No. 133. During 2002 and 2001, Motient has undergone a restructuring and reorganization that has resulted in such options having no value. As a result, the fair value of both of these options at December 31, 2002 was $0; and the net change in fair value of these derivatives for the year then ended was $0.

TMI Asset Purchase

In January 2001, the Company entered into certain agreements (January 2001 Agreements) with Motient, the Investors, and TMI. The January 2001 Agreements provided for TMI to contribute the TMI satellite business to the Company in exchange for certain equity interests in the Company, $7.5 million in cash, and an $11.5 million five-year note. Pursuant to the January 2001 Agreements, a portion of the Company's payment to TMI was to be funded by a loan from Motient in the amount of $2.5 million, as evidenced by a note.

The January 2001 Agreements also modified the original Investment Agreement and Motient Asset Purchase Agreement such that, upon closing, Motient contributed the Motient satellite business to the Company in exchange for a cash payment of $45.0 million and a $15.0 million five-year note. The January 2001 Agreements were amended in October 2001 (October 2001 Agreements). Pursuant to the October 2001 Agreements, the Company issued $50.0 million of convertible notes (Convertible Notes) to a subsidiary of SkyTerra Communications, Inc., formerly Rare Medium Group, Inc. (New Investor), as well as $2.5 million to the Investors and $2.5 million to Motient.

2001 Acquisitions

On November 26, 2001, MSV completed the acquisition of certain satellite assets and related liabilities from Motient and TMI. The satellite businesses acquired are engaged in the provision of satellite voice and data communications services to customers in North America. These transactions were accounted for using the

                  Mobile Satellite Ventures LP and Subsidiaries

3. Acquisitions (continued)

2001 Acquisitions (continued)

purchase method of accounting. The consolidated financial statements include the results of operations of the acquired Motient and TMI Satellite Business subsequent to November 26, 2001. At the time of the acquisitions, the Company allocated the purchase price to the assets acquired and liabilities assumed on the preliminary basis based on their respective estimated fair values. During 2002, the Company revised its purchase price allocation based upon changes in estimates related primarily to certain liabilities assumed in the acquisition. In addition, under the terms of the agreement, the Company paid a total of $6.6 million through December 31, 2003 in contingent consideration to Motient for the provision of services to a customer under a contract assumed by the Company. These payments were accounted for as contingent consideration and were included in the determination of the purchase price when paid to Motient. The $2.2 million final payment made during 2003 served to increase recorded goodwill. As of December 31, 2003, there are no contingent purchase payments remaining.

The aggregate purchase price, including $6.6 million of contingent consideration paid through December 31, 2003, and allocation to the assets acquired and liabilities assumed based on their estimated fair values is as follows:

Cash paid                                                          $ 59,117,552
Transaction costs                                                     1,829,926
Notes payable issued                                                 26,500,000
Prepaid satellite capacity and asset purchase deposit                 7,539,752
MSV LP common units issued                                           42,805,306
Current and noncurrent liabilities assumed                           19,653,236
                                                                   ------------
                                                                   $157,445,772
                                                                   ============

Current assets acquired                                            $  6,385,051
Property and equipment                                               37,443,345
Intangible assets                                                   100,230,000
Goodwill                                                             13,387,376
                                                                   ------------
                                                                   $157,445,772
                                                                   ============

                  Mobile Satellite Ventures LP and Subsidiaries

3. Acquisitions (continued)

2001 Acquisitions (continued)

The increase in goodwill from December 31, 2002 to December 31, 2003 is a result of the fluctuation of the exchange rate between the U.S. and Canadian dollar and as a result of the $2.2 million contingent purchase price payment to Motient.

The Company's identifiable intangible assets consist of the following:

                                                                                  December 31
                                                                            2003               2002
                                                                      -----------------------------------
Customer contracts                                                    $  18,092,565         $  17,886,694
Next generation intellectual property                                    82,350,000            82,350,000
                                                                      -------------         -------------
                                                                        100,442,565           100,236,694
Accumulated amortization                                                (19,769,360)          (10,289,174)
                                                                      -------------         -------------
Intangible assets, net                                                $  80,673,205         $  89,947,520
                                                                      =============         =============



Customer contracts and the next-generation intellectual property are being amortized over 5 and 15 years, respectively. Management estimated the fair value of identified intangibles based on a third-party appraisal. During 2003 and 2002, the Company recorded approximately $9,427,000 and $9,401,000, respectively, of amortization expense related to these intangible assets. The Company's next generation intellectual property consists of a combination of spectrum licenses and contractual rights to various authorizations, applications, certain technology; and certain other rights, all of which resulted from the 2001 acquisitions.

Future amortization of intangible assets is as follows as of December 31, 2003:

             2004                                          $ 9,427,357
             2005                                            9,427,357
             2006                                            7,400,753
             2007                                            5,490,000
             2008                                            5,490,000
             Thereafter                                     43,437,738
                                                           -----------
                                                           $80,673,205
                                                           ===========

                  Mobile Satellite Ventures LP and Subsidiaries

4. Long-Term Debt

Notes Payable

On November 26, 2001, the Company issued $55.0 million of Convertible Notes and $26.5 million of Non-Convertible Notes, respectively (collectively, the Notes). The Notes mature on November 26, 2006 and bear interest at 10% per annum, compounded semiannually, and payable at maturity.

The Convertible Notes are convertible, at any time, into the Company's Class A Preferred Units (Preferred Units) equal to a number of Preferred Units determined by dividing the principal being converted by $6.45. The conversion price of $6.45 (Conversion Price) is subject to adjustment in certain circumstances. The terms of the Convertible Notes were amended during 2003 to automatically convert into Preferred Units upon the Company's payment in full of the principal and accrued interest on the Non-Convertible Notes and the accrued interest on the Convertible Notes.

In August 2002, the Company issued an additional $3.0 million of Convertible Notes. These notes were issued with terms identical to those of the Convertible Notes issued in November 2001. In August 2003, the Company repaid approximately $1.6 million of the principal and all of the accrued interest of approximately $2.1 million, on one of the Non-Convertible Notes, as required by the Interim Investment (Note 5).

Long-term debt consists of the following:

                                                         December 31
                                                   2003                2002
                                                -------------------------------

Convertible Notes                               $58,000,000         $58,000,000
Non-Convertible Notes                            24,924,667          26,500,000
                                                -----------         -----------
Notes payable                                   $82,924,667         $84,500,000
                                                ===========         ===========

                  Mobile Satellite Ventures LP and Subsidiaries

4. Long-Term Debt (continued)

Vendor Notes Payable

In February 2003, the Company entered into an agreement with a satellite communications provider that is a related party (the Vendor) for the construction and procurement of a ground station. The Vendor provided financing for this project totaling approximately $1.3 million at an interest rate of 9.5%.

In November 2003, the Company conditionally accepted the completed ground station. The agreement requires that, over a five-year period, the Company make monthly interest payments (at an interest rate of 9.5%) for the first six months beginning from the date of acceptance, and monthly principal and interest payments for the remaining fifty-four months.

Future payments on the Vendor note payable as of December 31, 2003 are as follows:

             2004                                         $  231,812
             2005                                            279,523
             2006                                            279,523
             2007                                            279,523
             2008                                            232,936
                                                          -----------
             Total future payments                         1,303,317
             Less: interest                                 (260,321)
                                                          ----------
             Principal portion                             1,042,996
             Less: current portion                          (127,211)
                                                          ----------
             Long-term portion of vendor note payable     $  915,785
                                                          ==========

5. Partners' Equity

Effective November 26, 2001, pursuant to the Limited Partnership Agreement of the Company, the partners' interests in the Company were divided into MSV LP Common Units and MSV LP Class A Preferred Units. The Company's general partner, Mobile Satellite Ventures, GP, Inc., a Delaware Corporation, has no economic interest in the Company and is owned by the Company's partners in proportion to their fully diluted interests in the Company.

                  Mobile Satellite Ventures LP and Subsidiaries

5. Partners' Equity (continued)

The Class A Preferred Units and Common Units carry many of the same rights and privileges, except with respect to a distribution event, wherein the Class A Preferred Units have preference over the Common Units in receiving proceeds resulting from the distribution. As of December 31, 2003, there were 14,642,732 Common Units held by limited partners and 2,573,951 Class A Preferred Units held by limited partners. The general partner did not hold any units as of December 31, 2003 or 2002. As of December 31, 2002, there were 14,642,732 Common Units held by limited partners and 2,000,000 Class A Preferred Units held by limited partners.

Allocation of Profits and Losses

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

Distributions

Except for certain capital proceeds and upon liquidation, the Company shall make distributions as determined by the Board of Directors to the partners in proportion to their respective percentage interests.

Upon dissolution of the Company, a liquidating trustee shall be appointed by the Board, or under certain circumstances, the required investor majority, as defined, who shall immediately commence to wind up the Company's affairs. The proceeds of liquidation shall be distributed, in the following order:

o First, to creditors of the Company, including partners, in the order provided by law; and

o    Thereafter, to the partners in the same order as other distributions.

                  Mobile Satellite Ventures LP and Subsidiaries

5. Partners' Equity (continued)

Issuance of Class A Preferred Units

In August 2003, the Company amended the October 2001 Agreements, and entered into the First Amended and Restated Investment Agreement (Amended Agreement) with the partners. Under the terms of the Amended Agreement, within 90 days of receipt of the final approval from the FCC (as defined), and provided that the approval occurred before March 31, 2004, the Investors would invest an additional $21.3 million in the Company in return for additional equity interests. The Amended Agreement extended this timeline and divided the investment originally contemplated in the October 2001 agreements into two tranches: an Interim Investment and a Subsequent Investment.

In August 2003, under the Interim Investment, the Company received $3.7 million in exchange for the issuance of 573,951 Class A Preferred units at $6.45 per unit to the Investors in the amounts of their respective subscription and contributions. The Company used these funds to repay approximately $1.6 million of the principal and approximately $2.1 million of accrued interest on one of the Non-Convertible Notes (see Note 4).

In April 2004, the Company received $17.6 million of Subsequent Investment proceeds from the Investors in exchange for the issuance of 2,735,317 of Class A Preferred Units at $6.45 per unit to the Investors and repaid approximately $2.4 million of the principal balance and approximately $2.6 million of accrued interest on Non-Convertible Notes.

6. Unit Option Plan

MSV Option Plan

In December 2001, the Company adopted a unit option incentive plan (Unit Option Incentive Plan). Under the Unit Option Incentive Plan, the Company reserved for issuance and may grant up to 4,000,000 options to acquire units to employees and directors upon approval by the Board of Directors. The exercise price of each option will be equal to the fair value of the partnership's unit on the date of grant. Options to acquire units generally vest over a three-year period and the options to acquire units have a 10-year life.

                  Mobile Satellite Ventures LP and Subsidiaries

6. Unit Option Plan (continued)

The following summarizes activity in the Unit Incentive Option Plan:

                                                                     Weighted-
                                                                      Average
                                                                      Exercise
                                                 Options to          Price per
                                                Acquire Units          Unit
                                               -------------------------------

Options outstanding at January 1, 2002           1,318,500            $ 6.45
   Granted                                          89,000              6.45
                                                ----------            ------
Options outstanding at December 31, 2002         1,407,500              6.45
   Granted                                       1,588,000              6.45
   Canceled                                       (107,332)             6.45
                                                ----------            ------
Options outstanding at December 31, 2003         2,888,168            $ 6.45
                                                ==========            ======

At December 31, 2003 and 2002, 468,435 and 439,500 options were exercisable, respectively. At December 31, 2003 and 2002, the weighted-average remaining contractual life for outstanding options was 9.0 years and 8.6 years, respectively. The weighted-average fair value of unit options granted during the year ended December 31, 2003 and 2002 was $0.91 and $1.30 and per unit, respectively.

TerreStar Option Plan

In July 2002, the Board of Directors of TerreStar approved the 2002 Stock Incentive Plan. The plan terms are similar to the Unit Option Incentive Plan. Options are granted with exercise price equal to the fair market value of the TerreStar stock on the grant date, which was determined to be $0.70 per share

                  Mobile Satellite Ventures LP and Subsidiaries

6. Unit Option Plan (continued)

TerreStar Option Plan (continued)

for the years ended December 31, 2003 and 2002, and vest over a three-year period. At December 31, 2003 and 2002, the weighted-average remaining contractual life for outstanding options was 8.6 and 9.5 years, respectively.

                                                                     Weighted-
                                                                      Average
                                                                      Exercise
                                                   Options to        Price per
                                                  Acquire Units        Unit
                                                 -----------------------------

Options outstanding at January 1, 2002                   --           $ 0.70
   Granted                                        1,781,596             0.70
                                                 ----------           ------
Options outstanding at December 31, 2002          1,781,596             0.70
   Granted                                          107,722             0.70
   Canceled                                         (36,517)            0.70
                                                 ----------           ------
Options outstanding at December 31, 2003          1,852,801           $ 0.70
                                                 ==========           ======

7. Related Party Transactions

During the years ended December 31, 2003 and 2002, respectively, the Company incurred $150,966 and $1,441,673 of administrative expenses related primarily to services provided by Motient. In addition, the Company provided facilities-related services to Motient of $133,729 during the year ended December 31, 2003.

The Company has an arrangement with MSV Canada, under which the Company provides management services to MSV Canada and purchases satellite capacity from MSV Canada. MSV Canada owns the satellite formerly owned by TMI. The Company earns revenues under the management agreement by providing certain services to MSV Canada such as allowing access to its intellectual property; providing voice and data switching capabilities; providing backup, restoral, and emergency spectrum and satellite capacity and providing accounting, customer service, and billing services. The Company recognizes the related management fee income in the month in which the rights and services are provided.

                  Mobile Satellite Ventures LP and Subsidiaries

7. Related Party Transactions (continued)

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

During the year ended December 31, 2002, the Company incurred $117,000 of consulting expenses for services provided by a company controlled by one of the Company's Investors, which is included in legal, regulatory and consulting expenses in the accompanying consolidated statement of operations.

The Company leases office space from an affiliate of TMI (see Note 8). The Company has also entered into an agreement with this company for telemetry, tracking, and control services. The agreement ends April 30, 2006, with automatic extension for three successive additional renewal periods of one year each. The agreement may be terminated at any time, provided that the Company makes a payment equal to the lesser of 12 months of service or the remaining service fee.

8. Commitments and Contingencies

Leases

As of December 31, 2003, the Company has noncancelable operating leases, expiring through August 2008. Rental expense, net of sublease income, for the years ended December 31, 2003 and 2002, was approximately $1.1 million and $1.8 million, respectively. Future minimum lease payments under noncancelable operating leases with initial terms of one year or more are as follows for the years ended December 31:

       2004                               $  873,836
       2005                                  870,936
       2006                                  864,116
       2007                                  864,116
       2008                                  518,455
                                          ----------
                                          $3,991,459
                                          ==========

                  Mobile Satellite Ventures LP and Subsidiaries

8. Commitments and Contingencies (continued)

Leases (continued)

Office facility leases may provide for periodic escalations of rent, rent abatements during specified periods of the lease, and payment of pro rata portions of building operating expenses, as defined. The Company records rent expense for operating leases using the straight-line method over the term of the lease agreement. Deferred rent represents expenses recorded in excess of payments made.

The minimum lease payment for 2004 is net of expected sublease income of approximately $67,000.

Litigation and Claims

The Company is periodically a party to lawsuits and claims in the normal course of business. While the outcome of the lawsuits and claims against the Company cannot be predicted with certainty, management believes that the ultimate resolution of the matters will not have a material adverse effect on the financial position or results of operations of the Company.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company records contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of December 31, 2003, the Company has accrued $400,000 in accounts payable and accrued expenses in the accompanying consolidated balance sheet related to contingent liabilities.

                  Mobile Satellite Ventures LP and Subsidiaries

8. Commitments and Contingencies (continued)

Regulatory Matters

During 2001, Motient applied to the FCC to transfer licenses and authorizations related to its L-Band MSS system to MSV, which was approved in November 2001. In connection with this application, Motient sought FCC authority to launch and operate a next-generation mobile satellite system (MSS) that will include the deployment of satellites and terrestrial base stations operating in the same frequencies as an integrated network. In February 2003, the FCC adopted general rules based on the Company's proposal to develop an integrated satellite-terrestrial system, subject to the requirement that the Company file an additional application for a specific terrestrial component consistent with the broader guidelines issued in the February 2003 ruling. These broad guidelines govern issues such as aggregate system interference to other MSS operators, the level of integration between satellite and terrestrial service offerings, and specific requirements of the satellite component that the Company currently meets by virtue of its existing satellite system. While the Company's current satellite assets satisfy these requirements, the Company anticipates the future need to construct and deploy more powerful satellites.

The Company believes that the ruling allows for significant commercial opportunity related to the Company's next-generation system. Both proponents and opponents of Ancillary Terrestrial Component (ATC), including the Company, have asked the FCC to reconsider the rules adopted in the February 2003 order. Opponents of the ruling have advocated changes that could adversely impact the Company's business plans. The Company has also sought certain corrections and relaxations of technical standards that would further enhance the commercial viability of the next-generation system. Moreover, one terrestrial wireless carrier has filed an appeal of the FCC's decision with a United States Court of Appeals, which has been held in abeyance until the FCC rules on the reconsideration requests. In November 2003, the Company applied for authority to operate ATC in conjunction with the current and next-generation satellites of MSV and MSV Canada.

There can be no assurance that, following the conclusion of the rulemaking and the other legal challenges, the Company will have authority to operate a commercially viable next-generation network.

9. TerreStar Networks

In February 2002, the Company established TerreStar Networks, Inc. (TerreStar), a wholly owned subsidiary, to develop business opportunities related to the proposed receipt of certain licenses in the 2 GHz band.

                  Mobile Satellite Ventures LP and Subsidiaries

9. TerreStar Networks (continued)

Regulatory Matters

TMI holds the approval issued by Industry Canada for a 2 GHz space station authorization and related spectrum licenses for the provision of mobile satellite service in the 2 GHz band as well as an authorization from the FCC for the provision of mobile satellite service (MSS) in the 2 GHz band (MSS authorization). These authorizations are subject to FCC and Industry Canada milestones relating to construction, launch and operational date of the system. TMI plans to transfer the Canadian authorizations to an entity that is eligible to hold the Canadian authorizations and in which TerreStar and/or TMI will have an interest, subject to obtaining the necessary Canadian regulatory approvals. In order to satisfy the milestone requirements included within the authorizations, TerreStar and TMI entered into an agreement in which TerreStar agreed to enter into a non-contingent satellite procurement contract for the construction and delivery to TMI of a satellite that is consistent with the Canadian and FCC authorizations. Further, TMI agreed that at TerreStar's election, TMI will transfer the 2 GHz assets to the entities described above, subject to any necessary Canadian and U.S. regulatory approvals. In December 2002, TMI and TerreStar jointly applied to the FCC for authority to transfer TMI's MSS authorization to TerreStar.

In August 2002, Industry Canada advised the Company that this arrangement met the requirement that TMI demonstrate that it is bound to a contractual agreement for the construction of the proposed satellite. However, certain wireless carriers had urged the FCC to cancel TMI's MSS authorization. A similar group also filed a petition in January 2003 asking the FCC to dismiss the application to transfer TMI's MSS authorization to TerreStar. In February 2003, the FCC adopted an order canceling TMI's MSS authorization due to an alleged failure to enter into a noncontingent satellite construction contract before the specified first milestone date. Also in February 2003, the FCC adopted an order allowing MSS carriers, including those in the 2 GHz band, to provide an ATC. A number of parties, principally wireless carriers, have challenged the validity of that order (see note 8). At the same time that it adopted the ATC order, the FCC decreased the amount of spectrum allocated for all MSS carriers in the 2 GHz band from 70 MHz to 40 MHz. Challenges to that decision by MSS carriers were not successful.

                  Mobile Satellite Ventures LP and Subsidiaries

9. TerreStar Networks (continued)

Regulatory Matters (continued)

The failure of the FCC to reverse the order canceling TMI's authorization could have an adverse impact on TerreStar because, in that event, TMI would have no authorization to assign the 2 GHz band to TerreStar. In addition, TerreStar has entered into a satellite construction contract in contemplation of the assignment of the TMI authorization and, therefore, if the authorization assignment is not consummated, TerreStar may terminate its satellite construction contract, which may result in certain termination costs.

Joint Venture Option

During 2002, TerreStar acquired an option to establish a joint venture with a third party to develop the 2 GHz licenses and orbital rights that each party had previously obtained. The FCC licensed the third party to construct, launch and operate a communications system consisting of two geostationary satellites in the 2 GHz band, a communications network and user terminals. Consideration for the option consisted of nonrefundable payments made by TerreStar of $1.0 million during 2002 and $500,000 during 2003. In January 2003, TerreStar exercised its option to form the joint venture. Under the terms of the memorandum of agreement
(MOA), TerreStar contributed an additional $500,000 to the joint venture upon signing of the joint venture agreements. However, as a result of the FCC order canceling TMI's 2 GHz license, TerreStar and the third party mutually agreed to terminate the option agreement and the joint venture and any remaining obligations or liabilities related to these agreements in July 2003. As a result, TerreStar wrote off its $2.0 million investment in the joint venture during the year ended December 31, 2003.

Satellite Construction Contract

During 2002, TerreStar entered into a contract to purchase a satellite system, including certain ground infrastructure for use with the 2 GHz band. The Company made payments according to a milestone payment plan of $350,000 and $500,000 during the years ended December 31, 2003 and 2002, respectively. Such payments have been capitalized as satellite under construction in property and equipment in the accompanying balance sheets as of December 31, 2003 and 2002. Additional payments totaling $150,000 are due upon the successful resolution of certain regulatory issues surrounding TerreStar's application for a 2 GHz license. A payment of $27.5 million originally due in August 2003 was also postponed until the successful resolution of the regulatory issues. The remaining payments are due through 2006 on the later of specified dates or upon the achievement of

                  Mobile Satellite Ventures LP and Subsidiaries

9. TerreStar Networks (continued)

Satellite Construction Contract (continued)

milestones as defined in the contract. The satellite manufacturer may also be entitled to certain incentive payments based upon the performance of the satellite once in operation. If the Company terminates the contract, the manufacturer shall be entitled to payment of a termination liability as prescribed in the contract. The termination liability will generally be equal to the amounts previously paid by the Company or up to $1.0 million as of December 31, 2003. The satellite represents one component of a communications system that includes ground-switching infrastructure, launch costs, and insurance. Total cost of this system could exceed $500 million. In order to finance future payments, the Company will be required to obtain additional debt or equity financing, or may enter into various joint ventures to share the cost of development. There can be no assurance that such financing or joint venture opportunities will be available to the Company or available on terms acceptable to the Company.