Form 10-Q/A
period 2004-03-31
MOTIENT CORP
filed 2005-05-24
CIK 913665

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------


                                   FORM 10-Q/A
         AMENDED QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

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

                                 ---------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[_]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No[_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Number of shares of common stock outstanding at June 24, 2004: 29,773,997

                                Explanatory Note

This Amended Quarterly Report on Form 10-Q/A (this "Amendment") has been filed to amend certain disclosures in response to comments received from the Securities and Exchange Commission on our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, that we originally filed on July 2, 2004, (the "10-Q"). In order to preserve the nature and character of the disclosures set forth in the 10-Q as originally filed, unless otherwise indicated, this Amendment does not speak to, or reflect, events occurring after the original filing of our 10-Q on July 2, 2004. For ease of review of the reader, we have filed a restated 10-Q, as amended by this Amendment, in its entirety.

All information contained in this Amendment shall be deemed updated or superseded, as applicable, by the reports (including any amendments to such reports) we have filed and will file, with the SEC subsequent to the original filing of our 10-Q. You should read this Amendment together with these subsequent reports for updated disclosures on certain matters discussed in this Amendment.

References in this report to "Motient" and "we" or similar or related terms refer to Motient Corporation and its wholly-owned subsidiaries together, unless the context of such references requires otherwise.

                               MOTIENT CORPORATION
                                    FORM 10-Q
                       FOR THE PERIOD ENDED MARCH 31, 2004

                                TABLE OF CONTENTS

                                                                                                                         PAGE
                                     PART I
                              FINANCIAL INFORMATION

        Item 1. Financial Statements

                Consolidated Statements of Operations for the Three Months Ended March 31, 2003 and 2004                    4

                Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003                                      5

                Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2003 and 2004          6

                Notes to Consolidated Financial Statements                                                                  7

        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                      29

        Item 3. Quantitative and Qualitative Disclosures about Market Risk                                                 47

        Item 4. Controls and Procedures                                                                                    47



                                     PART II
                                OTHER INFORMATION


        Item 1. Legal Proceedings                                                                                          48

        Item 2. Changes in Securities and Use of Proceeds                                                                  48

        Item 3. Defaults Upon Senior Securities                                                                            48


PART I- FINANCIAL INFORMATION
-----------------------------

                          Item 1. Financial Statements

                      Motient Corporation and Subsidiaries
                      Consolidated Statements of Operations
                      (in thousands, except per share data)



                                                                               Three Months     Three Months
                                                                              Ended March 31,  Ended March 31,
                                                                                   2004             2003
                                                                                   ----             ----
                                                                               (Unaudited)      (Unaudited)
  REVENUES

     Services and related revenue                                               $  9,961        $ 13,563
     Sales of equipment                                                            1,539             807
                                                                                --------        --------

        Total revenues                                                            11,500          14,370
                                                                                --------        --------

  COSTS AND EXPENSES

     Cost of services and operations (including stock-based compensation of $505 for the three months ended March 31,
     2004; exclusive of depreciation and amortization below)                      11,352          13,654
     Cost of equipment sold (exclusive of depreciation and
     amortization below)                                                           1,509             997
     Sales and advertising (including stock-based compensation
     of $360 for the three months ended March 31, 2004; exclusive of
     depreciation and amortization below)                                          1,032           1,242
     General and administrative (including stock-based
     compensation of $577 for the three months ended March 31,
     2003; exclusive of depreciation and amortization below)                       2,352           3,260
     Restructuring Charges                                                         1,154              --
     Depreciation and amortization                                                 4,273           5,271
     Loss on disposal of assets                                                        2              --
                                                                                 -------        --------
     Total Costs and Expenses                                                     21,674          24,424
                                                                                 -------        --------

     Operating loss                                                              (10,174)        (10,054)
                                                                                --------        --------

     Interest expense, net                                                        (1,766)         (1,312)
     Other income, net                                                                 8             459
     Other income from Aether                                                        645             838
     Equity in loss of Mobile Satellite Ventures                                  (2,230)         (2,325)
                                                                                 -------        --------

     Net (loss)                                                                 $(13,517)       $(12,394)
                                                                                ========        ========

  Basic and Diluted (Loss) Per Share of Common Stock:
     Net (Loss), basic and diluted                                              $  (0.54)       $  (0.49)
                                                                                ========        ========

  Weighted-Average Common Shares Outstanding - basic and diluted                  25,232          25,097
                                                                                ========        ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      Motient Corporation and Subsidiaries
                           Consolidated Balance Sheets
                 (in thousands, except share and per share data)




                                                                                    March 31, 2004    December 31, 2003
                                                                                    --------------    -----------------
        ASSETS                                                                        (Unaudited)        (Audited)
  CURRENT ASSETS:
     Cash and cash equivalents                                                        $   2,499        $   3,618
     Restricted cash and short-term investments                                              --              504
     Accounts receivable-trade, net of allowance for doubtful
     accounts of $660 at March 31, 2004 and $759 at December 31, 2003                     2,708            3,804
     Inventory                                                                              132              240
     Due from Mobile Satellite Ventures, net                                                 90               93
     Deferred equipment costs                                                             3,038            3,765
     Assets held for sale                                                                   535            2,734
     Other current assets                                                                 2,825            5,091
                                                                                      ---------        ---------
        Total current assets                                                             11,827           19,849
                                                                                      ---------        ---------

  RESTRICTED INVESTMENTS                                                                  1,189            1,091
  PROPERTY AND EQUIPMENT, net                                                            29,056           31,381
  FCC LICENSES AND OTHER INTANGIBLES, net                                                72,617           74,021
  INVESTMENT IN AND NOTES RECEIVABLE FROM MSV                                            20,380           22,610
  DEFERRED CHARGES AND OTHER ASSETS                                                      13,789            8,076
                                                                                      ---------        ---------
        Total assets                                                                  $ 148,858        $ 157,028
                                                                                      =========        =========

  LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                            $  11,559           12,365
     Deferred equipment revenue                                                           3,059            3,795
     Deferred revenue and other current liabilities                                       8,553           11,005
     Vendor financing commitment, current                                                 1,206            2,413
     Obligations under capital leases, current                                            1,501            1,454
                                                                                      ---------        ---------
        Total current liabilities                                                        25,878           31,032
                                                                                      ---------        ---------

  LONG-TERM LIABILITIES
     Capital lease obligations, net of current portion                                    1,253            1,642
     Vendor financing commitment, net of current portion                                  3,119            2,401
     Notes payable, including accrued interest thereon                                   23,385           22,885
     Term credit facility, including accrued interest thereon                             6,760            4,914
     Other long-term liabilities                                                            817            1,347
                                                                                      ---------        ---------
        Total long-term liabilities                                                      35,334           33,189
                                                                                      ---------        ---------
        Total liabilities                                                                61,212           64,221
                                                                                      ---------        ---------

  COMMITMENTS AND CONTINGENCIES                                                              --               --

  STOCKHOLDERS' EQUITY:
     Preferred Stock; par value $0.01; authorized 5,000,000 shares at
     March 31, 2004 and December 31, 2003, no shares issued or outstanding
     at March 31, 2004 or December 31, 2003                                                  --               --
     Common Stock; voting, par value $0.01; 100,000,000
     shares authorized and 25,232,286 and 25,196,840 shares issued and
     outstanding at March 31,  2004 and at December 31, 2003, respectively                  253              252
     Additional paid-in capital                                                         200,365          198,743
     Common stock purchase warrants                                                      22,225           15,492
     Accumulated deficit                                                               (135,197)        (121,680)
                                                                                      ---------        ---------
  STOCKHOLDERS' EQUITY                                                                   87,646           92,807
                                                                                      ---------        ---------
          Total liabilities and stockholders' equity                                  $ 148,858        $ 157,028
                                                                                      =========        =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      Motient Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)




                                                                                Three Months              Three Months
                                                                               Ended March 31,           Ended March 31,
                                                                                   2003                       2004
                                                                                   ----                       ----
                                                                                (Unaudited)                (Unaudited)

        CASH FLOWS FROM OPERATING ACTIVITIES:
                 Net cash used in operating activities                           $(1,759)                  $(2,191)
                                                                                 -------                   -------

        CASH FLOWS FROM INVESTING ACTIVITIES:
                 Proceeds from short-term and restricted investments                 406                       272
                 Additions to property and equipment                                (541)                       (6)
                                                                                    -----                      ---
                 Net cash (used in) provided by investing                           (135)                      266
                 activities                                                         -----                      ---


        CASH FLOWS FROM FINANCING ACTIVITIES:
                 Proceeds from issuance of employee stock options                    105                       ---
                 Principal payments under capital leases                            (342)                     (611)
                 Principal payments under Vendor Financing                          (488)                     (219)
                 Proceeds from Term Credit Facility                                1,500                       ---
                                                                                   -----                       ---
        Net cash provided by (used in) financing activities                          775                      (830)
                                                                                     ---                      -----

        Net (decrease) increase in cash and cash equivalents                      (1,119)                   (2,755)
                                                                                  ------                    ------
        CASH AND CASH EQUIVALENTS, beginning of period                             3,618                     5,840
                                                                                   -----

        CASH AND CASH EQUIVALENTS, end of period                                  $2,499                    $3,085
                                                                                  ======                    ======



              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                      MOTIENT CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2004
                                   (Unaudited)

1.  ORGANIZATION AND BUSINESS


Motient Corporation (with its subsidiaries, "Motient" or the "Company") provides two-way wireless mobile communications services principally to business-to-business customers. Motient generates revenue primarily from the sale of airtime on its network and from the sale of communications devices to its customers. Motient serves a variety of markets including mobile professionals (such as attorneys and accountants), data processing customers (such as wireless point of sale processing companies), and the transportation and shipping markets. Motient provides several products to its customers including its eLinksm brand two-way wireless email services, which allows customers to access email in a variety of ways, including through their corporate servers or their Internet service provider. It allows users to remotely and wirelessly access their email, and allows users to synchronize the calendar and organizer functions of their desktop computer with a handheld device such as a RIM 850 or 857 Wireless Handheld, a small, data-only wireless handheld device. Although Research In Motion, Ltd., or RIM, has discontinued making these models, Motient continues to purchase limited quantities of RIM 857 devices, and Motient has implemented an "equivalent to new" program pursuant to which it purchases and refurbishes used RIM 857 devices and expects that there will be sufficient returned RIM 857s and 850s to satisfy demand for the foreseeable future. Even if there is a sufficient supply of these devices, however, our rights to use and sell the devices, as well as the BlackBerryTM software, may be limited or made prohibitively expensive as a result of a pending patent infringement lawsuit brought against Research In Motion. Please see Item 5, "Legal and Regulatory Matters" for further details.

However, aside from our ability to obtain this hardware, the End of Life Notification by Research In Motion may be considered indicative of the desire of RIM and consumers in general to evolve to newer technologies with capabilities that cannot be supported on Motient's network, including wireless handheld devices that are both data and voice-capable. Motient cannot use these newer devices on our network, including RIM devices newer than the RIM 857.

Motient also offers BlackBerry TM by Motient, another wireless email solution developed by Research In Motion Ltd. ("RIM") and licensed to operate on Motient's network on RIM 850 or 857 Devices. BlackBerry TM by Motient is designed for large corporate accounts using Microsoft Exchange(R) or Lotus Notes(R).

In addition to eLink and Blackberry by Motient, Motient sells airtime and communications devices to other customers for non-email applications. Motient currently has 21 different types of hardware devices from 17 manufacturers on its network. The devices allow for field service organizations within companies, or transportation companies, to connect remote personnel or assets wirelessly to critical data. The devices also allow for machine-to-machine communications for various telemetry applications.

In addition to selling messaging services that use Motient's own network, Motient is also able to sell a variety of devices distributed by Verizon Wireless and T-Mobile USA for use on their wireless networks. These contracts, which were signed in the first quarter of 2003, allow Motient to sell and promote wireless email and wireless Internet applications on networks with greater capacity and speed than Motient's own, and that are voice capable. Motient generates revenue in the form of one-time commissions from the sale of subscriptions on their networks. This revenue represented less than 5% of Motient's revenues for the three months ended March 31, 2004. The Company considers the two-way mobile communications service described above to be its core wireless business.

Motient has six wholly-owned subsidiaries and a 29.5% interest (assuming conversion of all outstanding convertible notes) in Mobile Satellite Ventures LP ("MSV") as of July 1, 2004. MSV is a provider of wireless, satellite-based, communications services. As Motient owns less than 50% of MSV, Motient has no operating control of MSV. For further details regarding Motient's interest in MSV, please see "- Mobile Satellite Ventures LP" below and Note 6 ("Subsequent Events -- Developments Relating to MSV"). Our subsidiary, Motient Communications Inc. ("Motient Communications") owns the assets comprising Motient's core wireless business, except for Motient's Federal Communications Commission ("FCC") licenses, which are held in a separate subsidiary, Motient License Inc. ("Motient License"). Motient License is a special purpose wholly-owned subsidiary of Motient Communications that holds no assets other than Motient's FCC licenses. Motient's other four subsidiaries hold no material operating assets other than the stock of other subsidiaries and Motient's interests in MSV. On a consolidated basis, we refer to Motient Corporation and its six wholly-owned subsidiaries as "Motient."

Motient is devoting its efforts to expanding its core wireless business and expanding sales under its agent agreements with Verizon and T-Mobile, while also focusing on cost-cutting efforts. These efforts involve substantial risk. Future operating results will be subject to significant business, economic, regulatory, technical, and competitive uncertainties and contingencies. Depending on their extent and timing, these factors, individually or in the aggregate, could have an adverse effect on the Company's financial condition and future results of operations. In recent periods, certain factors have placed significant pressures on Motient's financial condition and liquidity position. These factors also restrained Motient's ability to accelerate revenue growth at the pace required to enable it to generate cash in excess of its operating expenses. These factors include competition from other wireless data suppliers and other wireless communications providers with newer networks and greater resources, the loss of UPS as a primary customer, cash constraints that have limited Motient's ability to generate greater demand, unanticipated technological and development delays and general economic factors. Motient's results in recent periods, including the period covered by this report, have also been hindered by the downturn in the economy and capital markets.

For a discussion of certain significant recent developments and trends in Motient's business after the end of the period covered by this report through the initial filing of the report on July 2, 2004, please see Note 6 ("Subsequent Events").

Mobile Satellite Ventures LP

Business
--------

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

MSV is structured as a limited partnership, of which Motient is one of the limited partners, and holds a proportionate ownership interest in the corporate general partner. Motient has certain rights to appoint directors to the sole general partner of the limited partnership, but does not have any direct or indirect operating control over MSV. As of July 1, 2004, Motient had a 29.5% ownership interest in MSV (assuming conversion of all outstanding convertible notes).

History
-------

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

Both proponents and opponents of ATC (including MSV) have filed for reconsideration of the ATC Order, and the opponents of ATC have filed an appeal with the U.S. Court of Appeals for the District of Columbia Circuit. Oppositions to the petitions for reconsideration were filed August 20, 2003; replies were filed September 2, 2003. The Court of Appeals has held the appeal in abeyance pending resolution of the reconsideration requests. In January 2004, certain terrestrial wireless providers petitioned the U.S. Court of Appeals for the District of Columbia to review the FCC's decision to grant ATC to satellite service providers. A decision by the court has not yet been reached.

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

Please see Note 6, ("Subsequent Events"), for further information with regard to management changes.

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

The Company packages airtime usage on our network that involves a wide variety of volume packaging, anything from a 35 kilobytes per month plan up to unlimited kilobyte usage per month, with various gradations in between. Discounts may be applied when comparing one customer to another, and such service discounts are recorded as a reduction of revenue when granted. The Company does not offer incentives generally as part of its service offerings, however, if offered they would be recorded as a reduction of revenue ratably over a contract period.

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

Property and equipment consists of the following:

                                                       March 31,
                                                         2004
                                                         ----
Network equipment                                      $36,679
Office equipment and furniture                           2,573
Construction in progress                                    --
                                                       -------
                                                        39,252
Less accumulated depreciation and amortization         (10,196)
                                                       -------
Property and equipment, net                            $29,056
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


                                                                   Three Months       Three Months
                                                                  Ended March 31,    Ended March 31,
                                                                       2004               2003
                                                                       ----               ----
Net loss, as reported                                              $(13,517)          $(12,394)
Add: Stock-based employee compensation expense included in net
loss, net of related tax effects                                      1,442                --
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards, net
of tax related effects                                                 (439)            (1,631)
                                                                     ------            -------
Pro forma net loss                                                  (12,514)           (14,025)
Weighted average common shares outstanding                           25,232             25,097
Loss per share:
  Basic and diluted---as reported                                    $(0.54)            $(0.49)
  Basic and diluted---pro-forma                                      $(0.50)            $(0.56)



Under SFAS No. 123 the fair value of each option grant is estimated on the date of grant using the Black-Scholesoption-pricing model with the following weighted-average assumptions:


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

Segment Disclosures


In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company had one operating segment: its core wireless business. The Company provides its core wireless business to the continental United States, Alaska, Hawaii and Puerto Rico. The Company's core customer base can be generally divided into five broad categories, Wireless Internet, Field Services, Transportation, Telemetry and Other. Wireless Internet primarily consists of customers using he Company's network and applications to access certain internet functions, like email. Devices and airtime used by transportation and shipping companies, or by personnel in the field service industries (such as repair personnel), for dispatching, routing and other vital communications functions are known as transportation and field service, respectively. Telemetry typically covers devices and airtime to connect remote equipment, such as wireless point-of-sale terminals, with a central monitoring facility. Other revenue consists of sales commissions, consulting fees, or other fees. The following summarizes the Company's core wireless business revenue by these market categories:


                                   Three Months        Three Months
                                 Ended March 31,     Ended March 31,
                                       2004                2003
                                       ----                ----
Summary of Revenue
------------------
(in millions)
Wireless Internet                     $6.2                $7.1
Field Services                         1.8                 3.2
Transportation                         0.9                 2.6
Telemetry                              0.6                 0.6
All Other                              0.5                 0.1
                                     -----               -----
   Service revenue                    10.0                13.6
   Equipment revenue                   1.5                 0.8
                                     -----               -----
    Total                            $11.5               $14.4
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

Related Parties

The Company made payments of $201,000 to related parties for service-related obligations for the three-month period ended March 31, 2004, as compared to $170,000 for the three month period ended March 31, 2004. As of March 31, 2004, the Company had a net due to related parties in the amount of $0.3 million.

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

Although the Company has no definite plans to undertake any future debt or equity financing, the Company continues to pursue all potential funding alternatives. Among the alternatives for raising additional funds are the issuance of debt or equity securities, other borrowings under secured or unsecured loan arrangements, and sales of assets. There can be no assurance that additional funds will be available to the Company on acceptable terms or in a timely manner. The Company's credit facility also has certain terms and conditions, subject to limits and waivers, that restrict the Company's ability to issue additional debt securities and use the proceeds from the sale of assets. The stock purchase agreement executed by the Company and certain purchasers of its common stock in April and July 2004 also limits Motient's ability to raise capital in the future. There can be no assurance that these restrictions will be waived or modified to allow the Company to access additional funding. For additional information with regard to recent funding events, please see Note 6 ("Subsequent Events").


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

                                                         (Unaudited)
                                                       March 31, 2004
                                                       --------------
                                                       (in thousands)
      Rare Medium note payable due 2005, including
      accrued interest thereon                              $22,497
      CSFB note payable due 2005, including
      accrued interest thereon                                  888
      Vendor financing                                        4,325
      Term Credit Facility                                    6,760
      Obligations under Capital Leases                        2,754
                                                            -------
                                                             37,224
      Less current maturities                                 2,707
                                                            -------
      Long-term debt                                        $34,517
                                                            -------

The following table reflects the maturity of these obligations over the next five years.

                                                                      Less then              After 5
                                                           Total       1 year    1-4 years    years
                                                           -----       ------    ---------    -----
(in thousands)
Notes Payables                                            $23,385      $----     $23,385     $----
Term Credit Facility                                        6,760       ----       6,760      ----
Capital lease obligations, including interest thereon       2,754      1,501       1,253      ----
Vendor financing commitment                                 4,325      1,206       3,119      ----
                                                            -----      -----       -----      ----
 Total Contractual Cash Obligations                       $37,224     $2,707     $34,517      $---


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


On April 15, 2004, Motient filed a claim under the rules of the American Arbitration Association in Fairfax County, VA, against Wireless Matrix Corporation, a reseller of Motient's services, for the non-payment of certain amounts due and owing under the "take-or-pay" agreement between Motient and Wireless Matrix. In June 2004, Motient reached a favorable out of court settlement with Wireless Matrix in which Wireless Matrix will pay Motient $1.1 million. For additional information, please see Note 6, "Subsequent Events."


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


6.  SUBSEQUENT EVENTS


Sales of Common Stock

On April 7, 2004, Motient sold 4,215,910 shares of its common stock at a per share price of $5.50 for an aggregate purchase price of $23.2 million to multiple investors, and also issued warrants to purchase an aggregate of 1,053,978 shares of its common stock, at an exercise price of $5.50 per share.

These warrants will vest if and only if Motient does not meet certain deadlines between June and November 2004, with respect to certain requirements under the registration rights agreement.

On July 1, 2004, Motient sold 3,500,000 shares of our common stock at a per share price of $8.57 for an aggregate purchase price of $30.0 million to multiple investors, and also issued warrants to purchase an aggregate of 525,000 shares of common stock, at an exercise price of $8.57 per share. These warrants will vest if and only if we do not meet certain registration deadlines beginning in November, 2004, with respect to certain requirements under the registration rights agreement. For further information, please see "Item 2. Changes in Securities and Use of Proceeds".


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

Developments Relating to MSV


On April 2, 2004, certain MSV equityholders, but not Motient, consummated an additional $17.6 million investment into MSV. In connection with this investment, MSV's amended and restated investment agreement was amended to provide that of the total $17.6 million in proceeds, $5.0 million was used to repay certain outstanding indebtedness of MSV, including $2.0 million of accrued interest under the $15.0 million promissory note issued to Motient by MSV. Motient was required to use 25% of the $2 million it received in this transaction, or $500,000, to make prepayments under its existing notes owed to Rare Medium Group, Inc. and Credit Suisse First Boston. The remainder of the proceeds from this investment will be used by MSV for general corporate purposes. As of the closing of the additional investment on April 2, 2004, Motient's percentage ownership of MSV was approximately 29.5% on a fully diluted basis.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


This amended quarterly report on Form 10-Q/A contains and incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements regarding our expected financial position and operating results, our business strategy, and our financing plans are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," "project" or "intend." These forward-looking statements reflect our plans, expectations and beliefs and, accordingly, are subject to certain risks and uncertainties. We cannot guarantee that any of such forward-looking statements will be realized.


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

Motient has six wholly-owned subsidiaries and a 29.5% interest (assuming conversion of all outstanding convertible notes) in Mobile Satellite Ventures LP, a provider of wireless, satellite-based, communications services, as of March 31, 2004. As Motient owns less than 50% of MSV, Motient has no operating control of MSV. Motient Communications Inc. owns the assets comprising Motient's core wireless business, except for Motient's FCC licenses, which are held in a separate subsidiary, Motient License Inc. Motient's other four subsidiaries hold no material operating assets other than the stock of other subsidiaries and

Motient's interests in MSV. On a consolidated basis, we refer to Motient Corporation and its six wholly-owned subsidiaries as "Motient." Our indirect, less-than 50% voting interest in MSV is not consolidated with Motient for financial statement purposes. Rather, we account for our interest in MSV under the equity method of accounting.



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

Results of Operations


The tables below outline operating results for Motient for the periods indicated:


                                  Three Months        Three Months
                                Ended March 31,     Ended March 31,
                                      2004                2003
                                      ----                ----
Summary of Revenue
------------------
(in millions)
Wireless Internet                     $6.2                $7.1
Field Services                         1.8                 3.2
Transportation                         0.9                 2.6
Telemetry                              0.6                 0.6
All Other                              0.5                 0.1
                                      ----                ----
   Service Revenue                    10.0                13.6
   Equipment Revenue                   1.5                 0.8
                                     -----               -----
         Total                       $11.5               $14.4
                                     =====               =====


                                       Three Months Ended               Three Months Ended
                                           March 31,       % of Service     March 31,         % of Service
                                           2004 (1)          Revenue          2003              Revenue
                                           --------          -------          ----              -------
Summary of Expense
------------------
(in millions)
Cost of Service and Operations              $11.3              113%          $13.7                 101%
Cost of Equipment Sold                        1.5               15             1.0                   7
Sales and Advertising                         1.0               10             1.2                   9
General and Administration                    2.4               24             3.2                  24
Operational Restructuring Costs               1.2               12              --                   0
Depreciation and Amortization                 4.3               43             5.3                  39
Loss on disposal of assets                    0.0                0             0.0                   0
                                            -----             ----           -----                 ----
Total Operating                             $21.7             217%           $24.4                 180%
                                            =====             ====           =====                 ====


(1) Includes compensation expense of $1.4 million related to the market value of employee stock options.


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

The table below summarizes the make up of our registered subscriber base. Registered devices represent devices that our customers have registered for use on our network. Certain numbers of these devices may be kept in inventory by our customers for future use and generally are not revenue producing. However, tracking changes of registered devices period-over-period is nonetheless a useful indicator of changes in our customer base.

                         As of March 31,
                         ----------------
                         2004        2003       Change    %Change
                         ----        ----       ------    -------
Wireless Internet      99,574     108,630       (9,056)      (8)%
Field Services         15,114      28,599      (13,485)     (47)
Transportation (1)     47,877      99,411      (51,534)     (52)
Telemetry              30,464      28,878        1,586        5
All Other                 813         662          151       23
                      -------     -------      --------     -----
         Total        193,842     266,180      (72,338)     (27)%
                      =======     =======      ========     =====

     (1) Includes 9,658 registered UPS devices as of March 31, 2004, of which 4,318 were actively passing data traffic, as compared to 69,952 registered UPS devices as of March 31, 2003, of which 60,049 were actively passing data traffic.


Revenue

The table below sets forth, for the periods indicated, a year-over-year comparison of the key components of revenue.


                            Three Months Ended March 31,
                          -------------------------------
Summary of Revenue             2004            2003        Change     % Change
------------------             ----            ----        ------     --------
(in millions)
Wireless Internet               $6.2            $7.1         $(0.9)      (13)%
Field Services                   1.8             3.2          (1.4)      (44)
Transportation                   0.9             2.6          (1.7)      (65)
Telemetry                        0.6             0.6           0.0         0
All Other                        0.5             0.1           0.4       400
                                 ---             ---           ---       ---
   Service Revenue              10.0            13.6          (3.6)      (26)
   Equipment Revenue             1.5             0.8           0.7        88
                                 ---             ---           ---        --
         Total                 $11.5           $14.4         $(2.9)      (20)%
                               =====           =====         ======      =====



The decrease in service revenue was a result of a decrease in revenue in our wireless Internet, field services, and transportation market sectors, primarily as a result of migration by our customers to newer technologies with capabilities that our network is not capable of supporting (such as voice enabled handheld devices), or more modern networks with greater capacity than our own (such as so-called 2G or 3G networks from providers such as AT&T or T-Mobile). If we cannot generate additional revenue from other sources to offset this lost revenue, our overall revenues will decline in the future. The decrease in total revenues was primarily a result of the decreased service revenues, partially offset by an increase in equipment revenue. By segment, we note that:

o Wireless Internet: The revenue decline in the wireless Internet sector during this period represented customer losses that we are experiencing in both our direct and reseller channels as a result of the migration of wireless Internet customers to other networks. These customer losses have been exacerbated by the `end-of-life' announcement by RIM for the 857 device, which has negatively impacted the ability of our resellers to add new devices to our network to replace those that are migrating from their respective customer bases. This decline is also the result of Motient's coordinated effort to actively sell and promote wireless email and wireless Internet applications to enterprise accounts under our agent relationships with T-Mobile USA and Verizon Wireless. During the fourth quarter of 2003, we sold several of our existing customers devices on these networks that resulted in their termination of devices on our network in the first quarter of 2004. We received commissions from these carriers for these sales. We did also continue to experience growth during this period in several of our other wireless Internet accounts. The termination of the manufacture of 850 and 857 devices by Research in Motion, as well as the increased competition from other wireless carriers offering converged voice and data devices that utilize newer networks, will hamper our ability to grow wireless Internet revenues in 2004.

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

o Telemetry: While we experienced growth in certain telemetry customer accounts, including US Wireless Data and USA Technologies, this revenue growth was equally offset by churn or negative rate changes in other telemetry accounts, including most notably SecurityLink, offered by Ameritech, resulting in no net change in this sector. We believe that the technology requirements of this market segment are more compatible with our network than the wireless Internet market segment, our most significant market segment, and we are making efforts to grow this segment.

o Other: The increase in other revenue was attributable to commissions earned via the agency and dealer agreements with Verizon Wireless and T-Mobile USA. Revenue growth in this market segment will depend on our ability to generate new customers for these products as well as migrating customers from our own network to these newer technologies.

o Equipment: The increase in equipment revenue was primarily the result of the sales of devices attributable to agency and dealer agreements with Verizon Wireless and T-Mobile USA.

Operating Expenses

The table below sets forth, for the periods indicated, a year-over-year comparison of the key components of our operating expenses.

                                    Three Months Ended March 31,
                                   --------------------------------
Summary of Expenses                   2004(1)         2003         Change    %Change
-------------------                   -------         ----         ------    -------
in millions)
Cost of Service and Operations         $11.3          $13.7         $(2.4)     (18)%
Cost of Equipment Sales                  1.5            1.0           0.5       50
Sales and Advertising                    1.0            1.2          (0.2)     (17)
General and Administration               2.4            3.2          (0.8)     (25)
Operational Restructuring Costs          1.2             --           1.2       --
Depreciation and Amortization            4.3            5.3          (1.0)     (19)
Loss on disposal of assets               0.0            0.0           0.0        0
                                         ---            ---          -----     ----
         Total                         $21.7          $24.4         $(2.7)     (11)%
                                       =====          =====         ======     =====


(1) Includes compensation expense of $1.4 million related to the market value of employee stock options.

o Cost of Service and Operations: Our largest single cost center is the cost of service and operations, which includes costs to support subscribers, such as network telecommunications charges and site rent for network facilities, network operations employee salary and related costs, network and hardware and software maintenance charges, among other things. The decrease in these expenses was partially the result of lower employee salary and related costs due to the workforce reductions implemented in March of 2003 and February of 2004. The reduction in force in February of 2004 also resulted in the reversal in the first quarter of 2004 of certain accrued employee bonuses from prior periods. This decrease was also impacted by the termination of our national maintenance contract with Motorola at December 31, 2003, as well as the continued removal of older-generation base stations from the network. We currently perform our maintenance on our base stations by contracting directly with service shops in respective regions, which has materially lowered our cost relative to our prior national maintenance contract. Site lease and telecommunications costs for base station locations also decreased during this period as a result of the removal of base stations as part of our efforts to remove older-generation equipment from our network. As we continue to remove these base stations, we anticipate that these costs will continue to decrease. The decrease in costs of service and operations was also partially the result of reductions in hardware and software maintenance costs as a result of the negotiation of lower rates on maintenance service contracts in 2003, the reduction of software licenses as a result of having fewer employees and a decrease in software development costs as a result of a change in capitalization policy. These decreases were partially offset by compensation expenses associated with stock options issued to employees of $505 thousand for the 3 months ended March 31, 2004. There was no compensation expense associated with the employee stock options for the 3 months ended March 31, 2003. Given our ongoing cost-reduction efforts, we expect these costs to continue to decrease. The extent of the decrease will depend both upon our ability to successfully manage our cost-reduction efforts as well as the necessity for these expenditures in the future if our customer base declines.

o Cost of Equipment: The increase in cost of equipment sold was primarily the result of the cost of the sales of devices attributable to the agency and dealer agreements with Verizon Wireless and T-Mobile USA. These newer devices used on the Verizon and T-Mobile networks have increased functionality and, correspondingly, increased cost, over previous generation devices. To the extent we are unable to add new customers at previous rates, these costs will likely decline in the future.

o Sales and Advertising: The decrease in sales and advertising expenses was primarily attributable to lower employee salary and related costs, including sales commissions, due to lower sales volumes and the workforce reductions implemented in March 2003 and February 2004, the reversal of certain prior period accrued compensation as discussed above and the significant reduction in or elimination of sales and marketing programs after our reorganization in May 2002. These decreases were partially offset by compensation expenses associated with stock options issued to employees of $360 thousand for the 3 months ended March 31, 2004. There was no compensation expense associated with the employee stock options for the 3 months ended March 31, 2003. We anticipate that these costs will continue to decline in the future in conjunction with our overall cost-cutting efforts.

o General and Administrative: The decrease in general and administrative expenses was primarily attributable to lower employee salary and related costs due to the workforce reductions implemented in March of 2003 and February of 2004, the reversal of certain prior period accrued compensation as discussed above, the closure of our Reston facility in July 2003, lower directors and officers liability insurance costs subsequent to reorganization and a reduction in bad debt charges primarily due to lower accounts receivables balances as a result of improvements in our collection capabilities. These decreases were partially offset by increases in audit and legal fees as a result of our continuing efforts to be compliant with our financial reporting. These decreases were partially offset by compensation expenses associated with stock options issued to employees of $577 thousand for the 3 months ended March 31, 2004. There was no compensation expense for the employee stock options for the period ended March 31, 2003. We anticipate that these costs will continue to decline in the future in conjunction with our overall cost-cutting efforts.

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


o Depreciation and Amortization Depreciation and amortization expense reduced as a result of our decline in asset value related to our frequency sale transactions in 2003 and our write-down as of September 2003 of our customer contract related intangibles. In May 2004, the Company engaged a financial advisory firm to prepare a valuation of customer intangibles as of September 2003. Due to the loss of UPS as a core customer in 2003 as well as the migration and customer churn occurring in the Company's mobile internet base that is impacting the average life of a customer in this base, among other things, the Company determined an impairment of the value of these customer contracts was probable. As a result of this valuation, the value of customer intangibles was determined to be impaired as of September 2003 and was reduced by $5.5 million.

                                                    Three Months       Three Months
                                                  Ended March 31,     Ended March 31,
Other Expenses & Income                                 2004               2003
-----------------------                                 ----               ----
(in thousands)
Interest Expense, net                                $(1,766)           $(1,312)
Other Income, net                                          8                459
Other Income from Aether                                 645                838
Equity in Losses of Mobile Satellite Ventures         (2,230)            (2,325)


Interest expense increased primarily due to the amortization of fees and the value ascribed to warrants provided to the term credit facility lenders on our closing of our $12.5 million term credit facility in January of 2003 and the subsequent amendment in March 2004. For the original closing in January 2003, the Company issued warrants at closing to the lenders to purchase, in the aggregate, 3,125,000 shares of our common stock. The exercise price for these warrants is $1.06 per share. The warrants were immediately exercisable upon issuance and have a term of five years. The warrants were valued at $10 million using a Black-Scholes pricing model and have been recorded as a debt discount and are being amortized as additional interest expense over three years, the term of the related debt. Upon closing of the credit agreement, the Company paid closing and commitment fees to the lenders of $500,000. For the subsequent closing in March 2004, the Company issued warrants at closing to the lenders to purchase, in the aggregate, 1,000,000 shares of our common stock. The exercise price for these warrants is $4.88 per share. The warrants were immediately exercisable upon issuance and have a term of five years. The warrants were valued at $6.7 million using a Black-Scholes pricing model and have been recorded as a debt discount and are being amortized as additional interest expense over three years, the term of the related debt. Upon closing of the amendment, the Company also paid commitment fees to the lenders of $320,000. Given our recent private placements of common stock and our repayment of the term credit facility, we expect interest expense to decline in the future as we will have less debt financing in place.

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

Liquidity and Capital Resources

As of March 31, 2004, we had approximately $2.5 million of cash on hand and short-term investments. In addition to cash generated from operations, our principal source of funds was, as of March 31, 2004, a term credit facility that we entered into on January 27, 2003. On April 7, 2004, we received proceeds of $23.2 million from the sale of our common stock to several institutional investors in a private placement. On April 13, 2004, the Company repaid all of its then owing principal and interest under its term credit facility. As of May 31, 2004, we had approximately $15 million of cash on hand and short-term investments. On July 1, 2004, we received aggregate proceeds of $30.0 million from the sale of our common stock to several institutional investors

    Summary of Cash Flow for the three months ended March 31, 2004 and 2003


                                                             Three Months     Three Months
                                                                 Ended            Ended
                                                               March 31,        March 31,
                                                                  2004             2003
                                                                  ----             ----
                                                              (Unaudited)      (Unaudited)

     Cash Flows from Operating Activities:                     $(1,759)         $(2,191)

     Cash Flows from Investing Activities:                        (135)             266

     Cash Flows from Financing Activities:
          Employee stock options exercised                         105              ---
          Principal payments under capital leases                 (342)            (611)
          Principal payments under Vendor Financing               (488)            (219)
          Proceeds from Credit Facility Financing                1,500               --
                                                                 -----               --
     Net cash provided by (used in) financing activities           775             (830)

     Net (decrease) increase in cash and cash equivalents       (1,119)          (2,755)
     Cash and Cash Equivalents, beginning of period              3,618            5,840
                                                                 -----            -----
     Cash and Cash Equivalents, end of period                   $2,499           $3,085
                                                                ======           ======


Cash used in operating activities decreased, as a result of decreases in operating losses, due substantially to our reduction in employee salary and related expenditures, reductions in network maintenance, site lease and telecommunications charges, lower insurance costs subsequent to reorganization, and decreases in funds provided by working capital. We anticipate that we will continue to reduce cash used in operating activities as a result of our cost cutting efforts, unless revenue declines are sufficient to offset or overtake the cash saved by our cost cutting efforts.


The decrease in cash provided by investing activities was primarily attributable to costs capitalized for the enhancement of our telecommunications technology from digital and analog circuitry to frame relay technology, partially offset by the closing of certain of our frequency sale transactions. This frame relay technology enhancement will continue over the course of 2004 and is expected to result in materially reduced telecommunications costs in the second and third quarter of 2004.


The increase in cash provided by financing activities was the result of the proceeds from borrowings under the term credit facility, offset by vendor debt and capital lease repayments. We have no definite plans for any future debt or equity financing beyond the term credit facility or the April or July 2004 private placements of common stock.


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


The lenders have agreed to make up to $12.5 million of loans to Motient Communications through December 31, 2004 upon Motient Communications' request no more often than once per month, in aggregate principal amounts not to exceed $1.5 million for any single loan, and subject to satisfaction of other conditions to borrowing, including certain financial and operating covenants, contained in the credit agreement.

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


Sales of Common Stock: On April 7, 2004, Motient sold 4,215,910 shares of common stock at a per share price of $5.50 for an aggregate purchase price of $23.2 million to multiple investors, and also issued warrants to purchase an aggregate of 1,053,978 shares of its common stock, at an exercise price of $5.50 per share. These warrants will vest if and only if Motient does not meet certain deadlines between June and November 2004, with respect to certain requirements under the registration rights agreement.

On July 1, 2004, Motient sold 3,500,000 shares of common stock at a per share price of $8.57 for an aggregate purchase price of $30.0 million to multiple investors, and also issued warrants to purchase an aggregate of 525,000 shares of common stock, at an exercise price of $8.57 per share. These warrants will vest if and only if we do not meet certain registration deadlines beginning in November, 2004, with respect to certain requirements under the registration rights agreement. For further information, please see "Item 2. Changes in Securities and Use of Proceeds".

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

In connection with an April 2004 investment into MSV by other MSV equity holders, $5.0 million of such investment proceeds were used to repay certain outstanding indebtedness of MSV, including $2.0 million of accrued interest under the $15.0 million promissory note issued to us by MSV. We were required to use 25% of the $2 million we received in this transaction, or $500,000, to make prepayments under our existing notes owed to Rare Medium Group, Inc. and Credit Suisse First Boston, which are described below.

Proceeds from Litigation: On April 15, 2004, Motient filed a claim under the rules of the American Arbitration Association in Fairfax County, VA, against Wireless Matrix Corporation, a reseller of Motient's services, for the non-payment of certain amounts due and owing under the "take-or-pay" agreement between Motient and Wireless Matrix. In June 2004, Motient reached a favorable out of court settlement with Wireless Matrix in which Wireless Matrix will pay Motient $1.1 million.


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


Future Outlook

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

We expect to continue to require significant additional funds before we begin to generate cash in excess of our operating expenses. It is not clear when, or if, we will begin to generate cash from operations in excess of our operating expenses. Also, even if we begin to generate cash in excess of our operating expenses, we expect to continue to require significant additional funds to meet remaining interest obligations, capital expenditures and other non-operating cash expenses.

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


We believe that our available funds, together with our credit facility, will be adequate to satisfy our current and planned operations for at least the next 12 months.


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

Revenue is recognized as follows:


Service revenue: Revenues from our wireless services are recognized when the services are performed, evidence of an arrangement exists, the fee is fixed and determinable and collectibility is probable. Service discounts and incentives are recorded as a reduction of revenue when granted, or ratably over a contract period. We defer any revenue and costs associated with activation of a subscriber on the Company's network over an estimated customer life of two years.

We package airtime usage on our network that involves a wide variety of volume packaging, anything from a 35 kilobytes per month plan up to unlimited kilobyte usage per month, with various gradations in between. Discounts may be applied when comparing one customer to another, and such service discounts are recorded as a reduction of revenue when granted. We do not offer incentives generally as part of its service offerings, however, if offered they would be recorded as a reduction of revenue ratably over a contract period.

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

Item 4.  Controls and Procedures


As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and chief accounting officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our management, principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

                                MOTIENT CORPORATION
                                (Registrant)



May 23, 2005                    /s/ Christopher W. Downie
                                --------------------------------------------

                                Christopher W. Downie
                                Executive Vice President, Chief Operating
                                Officer and Treasurer (principal executive officer and duly authorized officer to sign on behalf of the registrant)

                                  EXHIBIT INDEX

Number   Description


10.41 Form of Common Stock Purchase Warrant, dated as of April 7, 2004 (incorporated by reference to Exhibit 10.41 to the Company's quarterly report on Form 10-Q filed on July 2, 2004).


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