Form 10-Q/A
period 2004-06-30
MOTIENT CORP
filed 2005-05-24
CIK 913665

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

                                Explanatory Note

This Amended Quarterly Report on Form 10-Q/A (this "Amendment") has been filed to amend certain disclosures in response to comments received from the Securities and Exchange Commission on our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, that we originally filed on August 16, 2004, (the "10-Q"). In order to preserve the nature and character of the disclosures set forth in the 10-Q as originally filed, unless otherwise indicated, this Amendment does not speak to, or reflect, events occurring after the original filing of our 10-Q on August 16, 2004. For ease of review of the reader, we have filed a restated 10-Q, as amended by this Amendment, in its entirety.

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

                               MOTIENT CORPORATION
                                    FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 2004

                                TABLE OF CONTENTS


                                                                                                                      PAGE
                                                                                                                      ----
                                                       PART I
                                               FINANCIAL INFORMATION

        Item 1. Financial Statements

               Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2003 and 2004          4

               Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003                                    5

               Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2004          6

               Notes to Consolidated Financial Statements                                                               7

        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                  27

        Item 3. Quantitative and Qualitative Disclosures about Market Risk                                             46

        Item 4. Controls and Procedures                                                                                46


                                                      PART II
                                                 OTHER INFORMATION

        Item 1. Legal Proceedings                                                                                      47

        Item 2. Changes in Securities and Use of Proceeds                                                              47

        Item 3. Defaults Upon Senior Securities                                                                        48

        Item 6. Exhibits and Reports on Form 8-K                                                                       49

PART I- FINANCIAL INFORMATION
-----------------------------

                          Item 1. Financial Statements


                      Motient Corporation and Subsidiaries
                      Consolidated Statements of Operations
                      (in thousands, except per share data)


                                                                  Three Months    Three Months        Six Months       Six Months
                                                                  Ended June 30,  Ended June 30,     Ended June 30,   Ended June 30,
                                                                       2004           2003               2004             2003
                                                                       ----           ----               ----             ----
                                                                   (Unaudited)     (Unaudited)       (Unaudited)       (Unaudited)
REVENUES
   Services and related revenue                                     $ 10,156       $ 13,984            $ 20,117          $ 27,547
   Sales of equipment                                                  1,283          1,008               2,822             1,815
                                                                    --------       --------            --------          --------

       Total revenues                                               $ 11,439       $ 14,992            $ 22,939          $ 29,362
                                                                    --------       --------            --------          --------

COSTS AND EXPENSES

 Cost of services and operations (including stock-based
   compensation of $1,454 and $1,959, respectively for the
   three and six months ended June 30, 2004; exclusive of
   depreciation and amortization below)                               10,412         13,884              21,764            27,538
 Cost of equipment sold (exclusive of depreciation and
   amortization below)                                                 1,257          1,125               2,766             2,122
 Sales and advertising (including stock-based compensation
   of $529 and  $889, respectively, for the three and six
   months ended June 30, 2004; exclusive of depreciation
   and amortization below)                                               860          1,475               1,892             2,717
 General and administrative (including stock-based
   compensation of $453 and $1,029, respectively, for the
   three and six months ended June 30, 2004; exclusive of
   depreciation and amortization below)                                2,524          3,287               4,876             6,547
Restructuring and Impairment Charges                                   5,110           --                 6,264              --
Depreciation and amortization                                          4,112          5,587               8,385            10,858
(Gain) on asset disposal                                                  (2)          --                  --                --
(Gain) on debt and capital lease retirement                             (802)          --                  (802)             --
                                                                    --------       --------            --------          --------
       Total Costs and Expenses                                       23,471         25,358              45,145            49,782
                                                                    --------       --------            --------          --------

   Operating loss                                                    (12,032)       (10,366)            (22,206)          (20,420)
                                                                    --------       --------            --------          --------

   Interest expense, net                                              (1,273)        (1,642)             (3,039)           (2,954)
   Write-off of deferred financing fees                               (8,052)          --                (8,052)             --
   Other income, net                                                     191           --                   199               807
   Other income from Aether                                              662          1,286               1,307             1,776
   Equity in loss of Mobile Satellite Ventures                        (2,608)        (2,288)             (4,838)           (4,613)
                                                                    --------       --------            --------          --------

   Net (loss)                                                       $(23,112)      $(13,010)           $(36,629)         $(25,404)
                                                                    ========       ========            ========          ========

Basic and Diluted (Loss) Per Share of Common Stock::                $  (0.79)      $  (0.52)           $  (1.34)         $  (1.01)
   Net (Loss), basic and diluted

Weighted-Average Common Shares Outstanding - basic and diluted        29,338         25,116              27,285            25,107
                                                                    ========       ========            ========          ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      Motient Corporation and Subsidiaries
                           Consolidated Balance Sheets
                 (in thousands, except share and per share data)


                                                                                    June 30, 2004      December 31, 2003
                                                                                    -------------      -----------------
                                                                                     (Unaudited)            (Audited)
        ASSETS
        CURRENT ASSETS:
           Cash and cash equivalents                                                  $  12,172          $   3,618
           Restricted cash and short-term investments                                     1,438                504
           Accounts receivable-trade, net of allowance for doubtful
           accounts of $704 at June 30, 2004 and $759 at December 31, 2003                3,416              3,804
           Inventory                                                                        192                240
           Due from Mobile Satellite Ventures, net                                           95                 93
           Deferred equipment costs                                                       2,212              3,765
           Assets held for sale                                                             271              2,734
           Other current assets                                                           1,686              5,091
                                                                                      ---------          ---------
              Total current assets                                                       21,482             19,849
                                                                                      ---------          ---------

        RESTRICTED INVESTMENTS                                                               51              1,091
        PROPERTY AND EQUIPMENT, net                                                      23,608             31,381
        FCC LICENSES AND OTHER INTANGIBLES, net                                          71,213             74,021
        INVESTMENT IN AND NOTES RECEIVABLE FROM MSV                                      15,772             22,610
        DEFERRED CHARGES AND OTHER ASSETS                                                 5,066              8,076
                                                                                      ---------          ---------
              Total assets                                                            $ 137,192          $ 157,028
                                                                                      =========          =========

        LIABILITIES AND STOCKHOLDERS' EQUITY
        CURRENT LIABILITIES:
           Accounts payable and accrued expenses                                         12,159             12,365
           Deferred equipment revenue                                                     2,223              3,795
           Deferred revenue and other current liabilities                                 6,387             11,005
           Notes payable, including accrued interest thereon                             23,405               --
           Vendor financing commitment, current                                            --                2,413
           Obligations under capital leases, current                                       --                1,454
                                                                                      ---------          ---------
              Total current liabilities                                                  44,174             31,032
                                                                                      ---------          ---------

        LONG-TERM LIABILITIES
           Capital lease obligations, net of current portion                               --                1,642
           Vendor financing commitment, net of current portion                             --                2,401
           Notes payable, including accrued interest thereon                               --               22,885
           Term credit facility, including accrued interest thereon                        --                4,914
           Other long-term liabilities                                                      290              1,347
                                                                                      ---------          ---------
              Total long-term liabilities                                                   290             33,189
                                                                                      ---------          ---------
              Total liabilities                                                          44,464             64,221
                                                                                      ---------          ---------

        COMMITMENTS AND CONTINGENCIES                                                      --                 --

        STOCKHOLDERS' EQUITY:
         Preferred Stock; par value $0.01; authorized 5,000,000 shares at June
           30, 2004 and December 31, 2003, no shares issued or outstanding at
           June 30, 2004 or December 31, 2003                                              --                 --
         Common Stock; voting, par value $0.01; 100,000,000 shares
           authorized and 29,773,089 and 25,196,840 shares issued and
           outstanding at June 30,  2004 and at December 31, 2003, respectively             298                252
         Additional paid-in capital                                                     220,168            198,743
         Common stock purchase warrants                                                  30,571             15,492
         Accumulated deficit                                                           (158,309)          (121,680)
                                                                                      ---------          ---------
        STOCKHOLDERS' EQUITY                                                             92,728             92,807
                                                                                      ---------          ---------
              Total liabilities and stockholders' equity                              $ 137,192          $ 157,028
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




                                                                     Six Months            Six Months
                                                                   Ended June 30,         Ended June 30,
                                                                       2004                   2003
                                                                       ----                   ----

   CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                  $(36,629)             $(25,404)
   Adjustments to reconcile net (loss) income to net cash
      (used in) provided by operating activities:
      Depreciation and amortization                                      8,385                10,814
      Equity in loss of MSV                                              4,838                 4,613
      Restructuring and impairment charges, fixed asset
      disposals                                                          2,847                  --
      (Gain) loss on disposal of assets                                   --                     580
      Gain on debt restructuring                                          (802)                 (405)
      Write-off of deferred financing fees                               8,052                  --
      Non cash amortization of deferred financing costs                  1,571                  --
      Non cash stock compensation                                        3,877                 1,244
      Changes in assets and liabilities, net of acquisitions
      and dispositions:
      Inventory                                                             48                   239
      Accounts receivable -- trade                                         388                   927
      Other current assets                                               6,306                 1,222
      Accounts payable and accrued expenses                             (1,991)                1,469
      Accrued interest                                                     575                   998
      Deferred revenue and other deferred items                         (5,697)                  164
                                                                      --------              --------
      Net cash (used in) operating activities                           (8,230)               (3,539)
                                                                      --------              --------

   CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from MSV note                                             2,000                  --
      Proceeds from sale of property and equipment                           2                  --
      Proceeds (purchase) of restricted investments                        106                    83
      Additions to property and equipment, net                            (653)                 --
                                                                      --------              --------
      Net cash (used in) provided by investing activities                1,455                    83
                                                                      --------              --------

   CASH FLOWS FROM FINANCING ACTIVITIES:
      Principal payments under capital leases                           (2,419)               (1,357)
      Principal payments under vendor financing                           (682)                 (438)
      Repayment from term loan                                          (6,785)                 --
      Proceeds from term credit facility                                 1,500                 3,000
      Proceeds from issuance of stock                                   23,188                  --
      Proceeds from issuance of employee stock options                   1,003                  --
      Stock issuance costs and other charges                              (476)                 --
      Debt issuance costs and other charges                               --                    (537)
                                                                      --------              --------
   Net cash provided by (used in) financing activities                  15,329                  (668)
                                                                      --------              --------
   Net increase (decrease) in cash and cash equivalents                  8,554                (2,788)
                                                                      --------              --------
   CASH AND CASH EQUIVALENTS, beginning of period                        3,618                 5,840
   CASH AND CASH EQUIVALENTS, end of period                           $ 12,172              $  3,052
                                                                      ========              ========

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

In addition to selling messaging services that use Motient's own network, Motient is also able to sell a variety of devices distributed by Verizon

Wireless and T-Mobile USA for use on their wireless networks. These contracts, which were signed in the first quarter of 2003, allow Motient to sell and promote wireless email and wireless Internet applications on networks with greater capacity and speed than Motient's own, and that are voice capable. Motient generates revenue in the form of one-time commissions from the sale of subscriptions on their networks. This revenue represented less than 10% of Motient's revenues for the three months ended June 30, 2004. The Company considers the two-way mobile communications service described above to be its core wireless business.

Motient has six wholly-owned subsidiaries and a 29.5% interest (assuming conversion of all outstanding convertible notes) in Mobile Satellite Ventures LP ("MSV") as of August 10, 2004. MSV is a provider of wireless, satellite-based, communications services. As Motient owns less than 50% of MSV, Motient has no operating control of MSV. For further details regarding Motient's interest in MSV, please see "- Mobile Satellite Ventures LP" below and Note 6 ("Subsequent Events -- Developments Relating to MSV"). Our subsidiary, Motient Communications Inc. ("Motient Communications") owns the assets comprising Motient's core wireless business, except for Motient's Federal Communications Commission ("FCC") licenses, which are held in a separate subsidiary, Motient License Inc. ("Motient License"). Motient License is a special purpose wholly-owned subsidiary of Motient Communications that holds no assets other than Motient's FCC licenses. Motient's other four subsidiaries hold no material operating assets other than the stock of other subsidiaries and Motient's interests in MSV. On a consolidated basis, we refer to Motient Corporation and its six wholly-owned subsidiaries as "Motient."

Motient is devoting its efforts to maintaining its core wireless business and expanding sales under its agent agreements with Verizon and T-Mobile, while also focusing on cost-cutting efforts. These efforts involve substantial risk. Future operating results will be subject to significant business, economic, regulatory, technical, and competitive uncertainties and contingencies. Depending on their extent and timing, these factors, individually or in the aggregate, could have an adverse effect on the Company's financial condition and future results of operations. In recent periods, certain factors have restrained Motient's ability to generate revenue growth at the pace required to enable it to generate cash in excess of its operating expenses. These factors include competition from other wireless data suppliers and other wireless communications providers with newer networks and greater resources, the loss of UPS as a primary customer, cash constraints that have limited Motient's ability to generate greater demand, unanticipated technological and development delays and general economic factors. Motient's results in recent periods, including the period covered by this report, have also been hindered by the downturn in the economy and capital markets.

For a discussion of certain significant recent developments and trends in Motient's business after the end of the period covered by this report through the initial filing of this report on August 16, 2004, please see Note 6 ("Subsequent Events").

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

MSV is structured as a limited partnership, of which Motient is one of the limited partners, and holds a proportionate ownership interest in the corporate general partner. Motient has certain rights to appoint directors to the sole general partner of the limited partnership, but does not have any direct or indirect operating control over MSV. As of August 10, 2004, Motient had a 29.5% ownership interest in MSV (assuming conversion of all outstanding convertible notes).

History
-------

On November 26, 2001, Motient sold the assets comprising its satellite communications business to MSV, as part of a transaction in which certain other parties joined MSV, including TMI Communications and Company, Limited Partnership ("TMI"), a Canadian satellite services provider. In this transaction, TMI also contributed its satellite communications business assets to MSV. As part of this transaction, Motient received, among other proceeds, a $15 million promissory note issued by MSV and purchased a $2.5 million convertible note issued by MSV. On August 12, 2002, the Company funded an additional $957,000 to MSV pursuant to a rights offering, and received a new convertible note in such amount. This rights offering did not impact the Company's ownership position in MSV. On August 21, 2003, two investors in MSV (excluding Motient) invested an additional $3.7 million in MSV in exchange for Class A preferred units of limited partnership interests in MSV. MSV used the proceeds from this investment to repay other indebtedness that is senior in its right of repayment to the Company's promissory note.

On April 2, 2004, a $17.6 million investment into MSV was consummated by investors other than Motient. In connection with this investment, MSV's amended and restated investment agreement was amended to provide that of the total $17.6 million in proceeds, $5.0 million was used to repay certain outstanding indebtedness of MSV, including $2.0 million of accrued interest under the $15.0 million promissory note issued to Motient by MSV. Motient was required to use 25% of the $2 million it received in this transaction, or $500,000, to and did make prepayments under its existing notes owed to Rare Medium Group, Inc. and Credit Suisse First Boston. The remainder of the proceeds from this investment were used by MSV for general corporate purposes. As of the closing of the additional investment on April 2, 2004, and at June 30, 2004, Motient's percentage ownership of MSV remained approximately 29.5%, assuming the conversion of all outstanding convertible notes.

To the extent that MSV will need future cash to support its operations, we are under no contractual obligation to provide it, and the value of our investment in MSV could be negatively impacted if MSV cannot meet any such funding requirements.

ATC
---

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

Credit Facility Repayment: On April13, 2004, Motient repaid all amounts then owing under its term credit facility, including all principal and accrued interest thereon, in an amount of $6.8 million. The remaining availability under the credit facility of $5.7 million will be available for borrowing by the Company until December 31, 2004, subject to the lending conditions in the credit agreement.

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


Restructuring and Impairment Charges

In June 2004, the Company recorded a restructuring charge of $5.1 million related to certain network rationalization initiatives, consisting of base station deconstruct costs of $0.5 million, the loss on the retirement of certain base station equipment of $2.8 million and termination liabilities of $1.8 million for site leases no longer required for removed base stations. Of these amounts, as of September 30, 2004, the Company had incurred base station deconstruct costs of $0.4 million, the loss on the retirement of certain base station equipment of $2.8 million and termination liabilities of $0.5 million for site leases no longer required for removed base stations. In February, 2004, the Company reduced its workforce by 54 employees. In accordance with SFAS No. 112, "Employers' Accounting for Postemployment Benefits - an amendment FASB statements No. 5 and 43" the Company recorded a liability for the severance, employee benefits and estimated payroll taxes related to the reduction in workforce.


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



                                                       Three Months      Three Months       Six Months        Six Months
                                                      Ended June 30,    Ended June 30,    Ended June 30,    Ended June 30,
                                                           2004              2003              2004              2003
                                                           ----              ----              ----              ----
   Net loss, as reported                                 $(23,112)       $(13,010)          $(36,629)         $(25,404)
   Add: Stock-based employee compensation expense
      included in net loss, net of related tax effects      2,435           1,141              3,877             1,141
   (Deduct)/Add: Total stock-based employee
      compensation (expense) income determined under
      fair value based method for all awards, net of
      tax related effects                                      11            (567)              (428)           (2,198)
                                                         --------        --------           --------          --------
   Pro forma net loss                                     (20,666)        (12,436)           (33,180)          (26,461)
   Weighted average common shares outstanding              29,338          25,116             27,285            25,107
   Loss per share:
     Basic and diluted---as reported                     $  (0.79)       $  (0.52)          $  (1.34)         $  (1.01)
     Basic and diluted---pro-forma                       $  (0.70)       $  (0.49)          $  (1.22)         $  (1.05)



Under SFAS No. 123 the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                Three Months         Three Months            Six Months           Six Months
                               Ended June 30,       Ended June 30,         Ended June 30,       Ended June 30,
                                    2004                2003                   2004                 2003
                                    ----                ----                   ----                 ----
Expected life (in years)               9                   10                     10                10
Risk-free interest rate        .88%-.93%                1.71%              .88%-.93%             1.71%
Volatility                     146%-162%                 173%              146%-162%              173%
Dividend yield                        0%                   0%                     0%                0%


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


                                  Three Months        Three Months         Six Months        Six Months
                                 Ended June 30,      Ended June 30,      Ended June 30,    Ended June 30,
                                      2004                2003                2004              2003
                                      ----                ----                ----              ----
Summary of Revenue
------------------
(in millions)
Wireless Internet                     $5.2                $7.3               $11.4            $14.4
Field Services                         1.5                 2.8                 3.3              6.0
Transportation                         0.9                 3.2                 1.8              5.8
Telemetry                              0.6                 0.6                 1.2              1.2
All Other                              1.9                 0.1                 2.4              0.2
                                       ---                 ---                 ---              ---
   Service revenue                    10.1                14.0                20.1             27.6
   Equipment revenue                   1.3                 1.0                 2.8              1.8
                                       ---                 ---                 ---              ---
    Total Revenue                    $11.4               $15.0               $22.9            $29.4
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

3.  LIQUIDITY AND FINANCING


The Company has taken a number of steps recently to reduce operating and capital expenditures in order to lower its cash burn rate and improve its liquidity position. Most recently, the Company undertook a reduction in its workforce in February 2004. This action eliminated approximately 32.5% (54 employees) of its workforce. The Company has no definite plans to undertake any future debt or equity financing.


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

                                                                  (Unaudited)
                                                                 June 30, 2004
                                                                 -------------
                                                                 (in thousands)
          Rare Medium note payable due 2005, including
          accrued interest thereon                                  $ 22,516
          CSFB note payable due 2005, including
          accrued interest thereon                                       889
          Vendor financing and Promissory Note                           ---
                                                                    --------

          Less current maturities                                     23,405
                                                                    --------
          Long-term debt                                            $    ---
                                                                    ========

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

Motient has six wholly-owned subsidiaries and a 29.5% interest (assuming conversion of all outstanding convertible notes) in Mobile Satellite Ventures LP, a provider of wireless, satellite-based, communications services, as of June 30, 2004. As Motient owns less than 50% of MSV, Motient has no operating control of MSV. Motient Communications Inc. owns the assets comprising Motient's core wireless business, except for Motient's FCC licenses, which are held in a separate subsidiary, Motient License Inc. Motient's other four subsidiaries hold no material operating assets other than the stock of other subsidiaries and Motient's interests in MSV. On a consolidated basis, we refer to Motient Corporation and its six wholly-owned subsidiaries as "Motient." Our indirect, less-than 50% voting interest in MSV is not consolidated with Motient for financial statement purposes. Rather, we account for our interest in MSV under the equity method of accounting.


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

Results of Operations


The tables below outline operating results for Motient for the periods indicated:

                                  Three Months        Three Months         Six Months           Six Months
                                 Ended June 30,      Ended June 30,      Ended June 30,       Ended June 30,
                                      2004                2003                2004                2003
                                      ----                ----                ----                ----
Summary of Revenue
------------------
(in millions)
Wireless Internet                     $5.2                $7.3               $11.4               $14.4
Field Services                         1.5                 2.8                 3.3                 6.0
Transportation                         0.9                 3.2                 1.8                 5.8
Telemetry                              0.6                 0.6                 1.2                 1.2
All Other                              1.9                 0.1                 2.4                 0.2
                                       ---                 ---                 ---                 ---
   Service Revenue                    10.1                14.0                20.1                27.6
   Equipment Revenue                   1.3                 1.0                 2.8                 1.8
                                       ---                 ---                 ---                 ---
         Total                       $11.4               $15.0               $22.9               $29.4
                                     =====               =====               =====               =====

                                          Three Months Ended                     Three Months Ended
                                               June 30,         % of Service          June 30,         % of Service
                                               2004(1)             Revenue            2003(2)             Revenue
                                               -------             -------            -------             -------
Summary of Expense
------------------
(in millions)
Cost of Service and Operations                  $10.4                103%              $13.9                  99%
Cost of Equipment Sold                            1.3                 13                 1.1                   8
Sales and Advertising                             0.9                  9                 1.5                  11
General and Administration                        2.5                 25                 3.3                  24
Operational Restructuring Costs                   5.1                 50                  --                  --
Depreciation and Amortization                     4.1                 41                 5.6                  40
(Gain) loss on asset disposal                     0.0                  0                 0.0                   0
(Gain) on debt and capital lease retirement      (0.8)                (8)                0.0                   0
                                                -----                ---               -----                 ---
     Total Operating                            $23.5                233%              $25.4                 182%
                                                =====                ===               =====                 ===

     (1) Includes compensation expense of $2.4 million related to the market value of employee stock options.
     (2) Includes compensation expense of $1.2 million related to the market value of employee stock options.

                                           Six Months Ended                      Six Months Ended
                                              June 30,          % of Service         June 30,            % of Service
                                               2004(1)             Revenue            2003(2)             Revenue
                                               -------             -------            -------             -------
Summary of Expense
------------------
(in millions)
Cost of Service and Operations                  $21.7                108%              $27.5                 100%
Cost of Equipment Sold                            2.8                 14                 2.1                   8
Sales and Advertising                             1.9                 10                 2.7                  10
General and Administration                        4.9                 24                 6.6                  24
Operational Restructuring Costs                   6.3                 31                  --                  --
Depreciation and Amortization                     8.4                 42                10.9                  39
(Gain) loss on asset disposal                     0.0                  0                 0.0                   0
(Gain) on debt and capital lease retirement      (0.8)                (4)                0.0                   0
                                                -----                ---               -----                 ---
     Total Operating                            $45.2                225%              $49.8                 180%
                                                =====                ===               =====                 ====

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

The table below summarizes the make up of our subscriber base. Registered devices represent devices that our customers have registered for use on our network. Certain numbers of these devices may be kept in inventory by our customers for future use and generally are not revenue producing. However, tracking changes of registered devices period-over-period is nonetheless a useful indicator of changes in our customer base.

                                  As of June 30,
                               --------------------
                               2004            2003             Change        % Change
                               ----            ----             ------        --------
Wireless Internet             89,471          110,452          (20,981)        (19)%
Field Services                14,356           20,770           (6,414)        (31)
Transportation  (1)           46,986          100,793          (53,807)        (53)
Telemetry                     31,002           29,787            1,215          (4)
All Other                        722              941             (219)        (23)
                             -------          -------          --------        -----
         Total               182,537          262,743          (80,206)        (31)%
                             =======          =======          ========        =====

     (1) Includes 9,692 registered UPS devices as of June 30, 2004, of which 3,066 were actively passing data traffic, as compared to 69,954 registered UPS devices as of June 30, 2003, of which 33,890 were actively passing data traffic.

Revenues

The tables below set forth, for the periods indicated, a year-over-year comparison of the key components of revenue..

                                              Three Months Ended June 30,
                                              ---------------------------
Summary of Revenue                              2004               2003             Change         % Change
------------------                              ----               ----             ------         --------
(in millions)
Wireless Internet                                $5.2               $7.3              $(2.1)          (29)%
Field Services                                    1.5                2.8               (1.3)          (46)
Transportation                                    0.9                3.2               (2.3)          (72)
Telemetry                                         0.6                0.6                0.0             0
All Other                                         1.9                0.1                1.8         1,800
                                                  ---                ---                ---         -----
   Service Revenue                               10.1               14.0               (3.9)          (28)
   Equipment Revenue                              1.3                1.0                0.3            30
                                                  ---                ---                ---            --
         Total                                  $11.4              $15.0              $(3.6)          (24)%
                                                =====              =====              ======          =====


                                               Six Months Ended June 30,
Summary of Revenue                              2004               2003             Change         % Change
------------------                              ----               ----             ------         --------
(in millions)
Wireless Internet                               $11.4              $14.4              $(3.0)          (21)%
Field Services                                    3.3                6.0               (2.7)          (45)
Transportation                                    1.8                5.8               (4.0)          (69)
Telemetry                                         1.2                1.2                0.0             0
All Other                                         2.4                0.2                2.2         1,100
                                                  ---                ---                ---         -----
   Service Revenue                               20.1               27.6               (7.5)          (27)
   Equipment Revenue                              2.8                1.8                1.0            56
                                                  ---                ---                ---            --
         Total                                  $22.9              $29.4              $(6.5)          (22)%
                                                =====              =====              ======          =====



Our decrease in service revenues was generally due to a decrease in revenue in our Wireless Internet, field services and transportation market segments, primarily as a result of migration by our customers to newer technologies with capabilities that our network is not capable of supporting (such as voice enabled handheld devices), or more modern networks with greater capacity than our own (such as so-called 2G or 3G networks from providers such as AT&T or T-Mobile). If we cannot generate additional revenue from other sources to offset this lost revenue, our overall revenues will decline in the future. The decrease in total revenues was primarily a result of the decreased service revenues, partially offset by an increase in equipment revenue. By segment, we note that:

     o Wireless Internet: The revenue decline in the wireless Internet sector represented customer losses that we are experiencing in both our direct and reseller channels as a result of the migration of wireless Internet customers to other networks. These customer losses have been exacerbated by the `end-of-life' announcement by RIM for the 857 device, which has negatively impacted the ability of our resellers to add new devices to our network to replace those that are migrating from their respective customer bases. This decline is also the result of Motient's coordinated effort to actively sell and promote wireless email and wireless Internet applications to enterprise accounts under our agent relationships with T-Mobile USA and Verizon Wireless. During the fourth quarter of 2003, we sold several of our existing customers devices on these networks that resulted in their termination of devices on our network in the first six months of 2004. We received commissions from these carriers for these sales. The termination of the manufacture of 850 and 857 devices by Research in Motion, as well as the increased competition from other wireless carriers offering converged voice and data devices that utilize newer networks, will hamper our ability to grow wireless Internet revenues in 2004.

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

     o Telemetry: While we experienced growth in certain telemetry customer accounts, including US Wireless Data and USA Technologies, this revenue growth was equally offset by customer losses or negative rate changes in other telemetry accounts, resulting in no net change in this sector. We believe that the technology requirements of this market segment are more compatible with our network than the wireless Internet market segment, our most significant market segment, and we are making efforts to grow this segment.

     o Other: The increase in other revenue was attributable to the settlement of a take-or-pay contract with Wireless Matrix resulting in the recognition of $1.1 million and approximately $0.6 million of commissions earned via the agency and dealer agreements with Verizon Wireless and T-Mobile USA. Revenue growth in this market segment will depend on our ability to generate new customers for Verizon and T-Mobile as well as migrating customers from our own network to these newer technologies.

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

                                              Three Months Ended June 30,
                                              ---------------------------
Summary of Expenses                            2004(1)            2003(2)           Change         % Change
-------------------                            -------            -------           ------         --------
(in millions)
Cost of Service and Operations                  $10.4              $13.9              $(3.5)          (25)%
Cost of Equipment Sales                           1.3                1.1                0.2            18
Sales and Advertising                             0.9                1.5               (0.6)          (40)
General and Administration                        2.5                3.3               (0.8)          (24)
Operational Restructuring and
Impairment Charges                                5.1                 --                5.1            --
Depreciation and Amortization                     4.1                5.6               (1.5)          (27)
(Gain) loss on asset disposal                     0.0                0.0                0.0            --
(Gain) on debt and capital lease retirement      (0.8)               0.0               (0.8)           --
                                                -----              -----              -----          ----
         Total Operating                        $23.5              $25.4              $(1.9)           (7)%
                                                =====              =====              =====          ====

     (1) Includes compensation expense of $2.4 million related to the market value of employee stock options.
     (2) Includes compensation expense of $1.2 million related to the market value of employee stock options.

                                                            Six Months Ended June 30,
                                                            -------------------------
Summary of Expenses                                         2004(1)            2003(2)           Change         % Change
-------------------                                         -------            -------           ------         --------
(in millions)
Cost of Service and Operations                               $21.7              $27.5              $(5.8)          (21)%
Cost of Equipment Sales                                        2.8                2.1                0.7            33
Sales and Advertising                                          1.9                2.7               (0.8)          (30)
General and Administration                                     4.9                6.6               (1.7)          (26)
Operational Restructuring and                                  6.3                 --                6.3            --
Impairment Charges
Depreciation and Amortization                                  8.4               10.9               (2.5)          (23)
(Gain) loss on asset disposal                                  0.0                0.0                0.0             0
(Gain) on debt and capital lease retirement                   (0.8)               0.0               (0.8)            0
                                                             -----              -----              -----          ----
         Total Operating                                     $45.2              $49.8              $(4.6)            9%
                                                             =====              =====              =====          ====

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

     o Cost of Equipment: The increase in the cost of equipment sold was primarily the result of the cost of the sales of devices attributable to the agency and dealer agreements with Verizon Wireless and T-Mobile USA. These newer devices used on the Verizon and T-Mobile networks have increased functionality and, correspondingly, increased cost, over previous generation devices. To the extent we are unable to add new customers at previous rates, these costs will likely decline in the future.

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

     o General and Administrative: The decrease in general and administrative expenses was primarily attributable to lower - employee salary and related costs due to the workforce reductions implemented in March of 2003 and February of 2004, the reversal of certain prior period accrued compensation as discussed above, the closure of our Reston facility in July 2003, lower directors and officers liability insurance costs subsequent to reorganization and a reduction in bad debt charges primarily due to lower accounts receivables balances as a result of improvements in our collection capabilities. These decreases were partially offset by increases in audit and legal fees as a result of our continuing efforts to be compliant with our financial reporting and by compensation expenses associated with stock options issued to employees in 2003 of $0.4 million and $1.0 million for the three and six months ended June 30, 2004, respectively. Compensation expenses associated with stock options issued to employees totaled $0.5 million for the three and six months ended June 30, 2003. Excluding these compensation charges, general and administrative decreased $0.7 million and $2.2 million, or 25% and 36% for the three and six months ended June 30, 2004, respectively, as compared to the comparable periods in 2003. We anticipate that these costs will continue to decline in the future in conjunction with our overall cost-cutting efforts.

     o Restructuring and Impairment Charges: The operational restructuring and impairment charges in the first quarter of 2004 resulted from the severance and related salary charges as a result of the reduction in force in February 2004 and certain costs as a result of base station deconstruction activities as part of our on-going network rationalization efforts. For the second quarter ended June 30, 2004, the network rationalization costs aggregateed $5.1 million, consisting of base station deconstruct costs of $0.5 million, the loss on the retirement of certain base station equipment of $2.8 million and termination liabilities of $1.8 million for site leases no longer required for removed base stations.

          In the second quarter of 2004, we finalized plans to implement certain base station rationalization initiatives. These initiatives are anticipated to be completed by December 2004. These initiatives involve the de-commissioning of approximately 409 base stations from our network. We had 1,549 base stations in our network as of March 31, 2004. We are taking these actions in a coordinated effort to reduce network operating costs while also focusing on minimizing the potential impact to our customers communications and coverage requirements. This rationalization encompasses, among other things, the reduction of unneeded capacity across the network by de-commissioning under-utilized and un-profitable base stations as well as de-commissioning base stations that pass an immaterial amount of customer data traffic. In some cases, these base stations were originally constructed specifically to serve customers with nationwide requirements that are no longer customers of Motient. In certain instances, the geographic area that our network serves may be reduced by this process and customer communications may be impacted. We have discussed these changes to our network with many of our customers to assist them in evaluating the potential impact, if any, to their respective communications requirements. The full extent and effect of the changes to our network have yet to be determined, but based on internal analyses, we believe the de-commissioning of these base stations from our network will only impact approximately 1.5% of our network's current data traffic. As of July 31, 2004, we were approximately 85% complete with these network rationalization initiatives. We expect that the costs associated with this de-commissioning of approximately 409 will decrease over the next year as this rationalization program is completed. However, any future programs of de-commissioning could result in increased expenditures in this area. No such additional programs are planned at this time.

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

Other Expenses & Income

                                                   Three Months     Three Months         Six Months         Six Months
                                                  Ended June 30,   Ended June 30,      Ended June 30,     Ended June 30,
                                                       2004             2003                2004                2003
                                                       ----             ----                ----                ----
(in thousands)
Interest Expense, net                                $(1,273)         $(1,642)            $(3,039)          $(2,954)
Write -off of deferred financing costs                (8,052)             ---              (8,052)              ---
Other Income, net                                        191              348                 199               807
Other Income from Aether                                 662              938               1,307             1,776
Equity in Losses of Mobile Satellite Ventures         (2,608)          (2,288)             (4,838)           (4,613)

Interest expense decreased for the three months ended June 30, 2004, as compared to the three months ended June 30, 2003, due primarily to the April, 2004 repayment of our term credit facility, which resulted in the requirement to immediately expense $6.4 and $1.7 million in financing fees related to the January 2003 and March 2004 credit facilities. Interest expense increased for the six months ended June 30, 2004, as compared to the six months ended June 30, 2003, due to the amortization of fees and the value ascribed to warrants provided to the term credit facility lenders on our closing of our credit facility in January of 2003 and the subsequent amendment in March 2004. Given our recent private placements of common stock and our repayment of the term credit facility, we expect interest expense to decline in the future as we will have less debt financing in place. We have no current plans to seek any additional debt financing.



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

Liquidity and Capital Resources

As of June 30, 2004, we had approximately $13.6 million of cash on hand and short-term investments. In addition to cash generated from operations, our principal source of funds was, as of June 30, 2004, a term credit facility that we entered into on January 27, 2003. On April 7, 2004, we received proceeds of $23.2 million from the sale of our common stock to several institutional investors in a private placement. On April 13, 2004, we repaid all of its then owing principal and interest under its term credit facility. We currently have $5.7 million of availability remaining under this facility, until December 31, 2004, subject to the lending conditions of the credit agreement. On July 2, 2004, we received aggregate proceeds of $30.0 million from the sale of our common stock to several institutional investors, of which approximately $24.5 million was used to repay certain debt owing to Rare Medium and CSFB, with the remainder used for general working capital purposes.

Summary of Cash Flow for the Six months ended June 30, 2004 and 2003

                                                                          Six Months         Six Months
                                                                            Ended              Ended
                                                                           June 30,           June 30,
                                                                             2004               2003
                                                                             ----               ----
                                                                         (Unaudited)        (Unaudited)

     Net cash (used in) Operating Activities:                            $ (8,230)           $ (3,539)
     Net cash provided by Investing Activities:                             1,455                  83
     Cash Flows from financing activities:
              Principal payments under capital leases                      (2,419)             (1,357)
              Principal payments under vendor financing                      (682)               (438)
              Repayment from term loan                                     (6,785)                 --
              Proceeds from term credit facility                            1,500               3,000
              Proceeds from issuance of stock                              23,188                  --
              Proceeds from issuance of employee stock options              1,003                  --
              Stock issuance costs and other charges                         (476)                 --
              Debt issuance costs and other charges                            --                (537)
                                                                         --------            --------
     Net cash provided by financing activities                             15,329                (668)
                                                                         --------            --------

     Net (decrease) increase in cash and cash equivalents                   8,554              (2,788)
     Cash and Cash Equivalents, beginning of period                         3,618               5,840
                                                                         --------            --------

     Cash and Cash Equivalents, end of period                            $ 12,172            $  3,052
                                                                         ========            ========


Cash used in operating activities increased as a result of decreases in funds provided by revenue. While we are attempting to reduce cash used in operating activities as a result of our cost cutting efforts and through our attempts to increase our revenues by focusing on more network-appropriate market segments, it is possible revenue declines will be sufficient to offset or overtake the cash saved by our cost cutting efforts in the future.

The increase in cash provided by investing activities was primarily attributable to the receipt of $2 million from MSV as a result of the April 2, 2004 investment in MSV. Cash flows from investing activities also includes the conversion of our $1.1 million letter of credit that secured our capital lease with Hewlett-Packard to unrestricted cash, as part of our negotiated settlement of these obligations with Hewlett-Packard in June 2004.

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

In each of April, June and August 2003 and March of 2004, we made draws under the credit agreement in the amount of $1.5 million for an aggregate amount of $6.0 million, each of which would have been due three years after the date of the draw, if not repaid earlier. We used such funds to fund general working capital requirements of operations. On April 13, 2004, Motient repaid all principal amounts due under its Credit Facility, including accrued interest thereon, in an amount of $6.8 million. The remaining availability under the Credit Facility of $5.7 million will remain available for borrowing to Motient until December 31, 2004, subject to the lending conditions in the agreement.

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


We believe that our available funds, together with our credit facility, will be adequate to satisfy our current and planned operations for at least the next 12 months. We have no definite plans to undertake any future debt or equity financing.


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

                               MOTIENT CORPORATION
                               (Registrant)



May 23, 2005                   /s/ Christopher W. Downie
                               ------------------------------------------

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