Form 10-Q/A
period 2004-09-30
MOTIENT CORP
filed 2005-05-24
CIK 913665

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

                                Explanatory Note

This Amended Quarterly Report on Form 10-Q/A (this "Amendment") has been filed to amend certain disclosures in response to comments received from the Securities and Exchange Commission on our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, that we originally filed on November 15, 2004, (the "10-Q"). In order to preserve the nature and character of the disclosures set forth in the 10-Q as originally filed, unless otherwise indicated, this Amendment does not speak to, or reflect, events occurring after the original filing of our 10-Q on November 15, 2004. For ease of review of the reader, we have filed a restated 10-Q, as amended by this Amendment, in its entirety.

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

                               MOTIENT CORPORATION
                                    FORM 10-Q
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2004

                                TABLE OF CONTENTS

                                                                                                                         PAGE
                                                                                                                         ----
                                                       PART I
                                               FINANCIAL INFORMATION

        Item 1. Financial Statements


                Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2003 and 2004        4

                Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003                                   5

                Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2004                  6

                Notes to Consolidated Financial Statements                                                                   7

        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                       23

        Item 3. Quantitative and Qualitative Disclosures about Market Risk                                                  42

        Item 4. Controls and Procedures                                                                                     42


                                                      PART II
                                                 OTHER INFORMATION

        Item 1. Legal Proceedings                                                                                           43

        Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                                                 43

        Item 3. Defaults Upon Senior Securities                                                                             45

        Item 6. Exhibits                                                                                                    45



PART I- FINANCIAL INFORMATION
-----------------------------

                          Item 1. Financial Statements


                      Motient Corporation and Subsidiaries
                      Consolidated Statements of Operations
                      (in thousands, except per share data)



                                                                    Three Months      Three Months       Nine Months     Nine Months
                                                                       Ended             Ended             Ended           Ended
                                                                    September 30,    September 30,      September 30,  September 30,
                                                                       2004              2003              2004            2003
                                                                       ----              ----              ----            ----
                                                                    (Unaudited)      (Unaudited)        (Unaudited)     (Unaudited)
REVENUES

Services and related revenue                                         $  7,329         $ 10,662          $ 27,446          $ 38,209
Sales of equipment                                                      1,024            1,389             3,846             3,204
                                                                     --------         --------          --------          --------

       Total revenues                                                $  8,353         $ 12,051          $ 31,292          $ 41,413
                                                                     --------         --------          --------          --------

COSTS AND EXPENSES

 Cost of services and operations (including stock-based
    compensation of $70 and $2,028, respectively, for the
    three and nine months ended September 30, 2004;
    exclusive of depreciation and amortization below)                   7,768           12,461            29,532            39,999
 Cost of equipment sold (exclusive of depreciation and
    amortization below)                                                   939            1,485             3,705             3,607
 Sales and advertising (including stock-based compensation
    of $(85) and  $804, respectively, for the three and nine
    months ended September 30, 2004; exclusive of
    depreciation and amortization below)                                  166            1,065             2,058             3,782
General and administrative (including stock-based
    compensation of $102 and $1,131, respectively,  for the
    three and nine months ended September 30, 2004;
    exclusive of depreciation and amortization below)                   2,026            3,846             6,902            10,393
Restructuring and Impairment Charges                                       --               --             6,264                --
Depreciation and amortization                                           3,686            5,454            12,071            16,312
Loss on impairment of intangible asset                                     --            5,535                --             5,535
(Gain) on asset disposal                                                   (2)             (51)               (2)              (51)
(Gain) on debt and capital lease retirement                                --               --              (802)               --
                                                                     --------         --------          --------          --------
       Total Costs and Expenses                                        14,583           29,795            59,728            79,577
                                                                     --------         --------          --------          --------

   Operating loss                                                      (6,230)         (17,744)          (28,436)          (38,164)
                                                                     --------         --------          --------          --------

   Interest expense, net                                                 (556)          (1,638)           (3,595)           (4,592)
   Write-off of deferred financing fees                                    --               --            (8,052)               --
   Other income, net                                                       66               12               265               819
   Other income from Aether                                               650              180             1,957             1,956
   Equity in loss of Mobile Satellite Ventures                         (3,779)          (3,155)           (8,617)           (7,768)
                                                                     --------         --------          --------          --------

   Net (loss)                                                        $ (9,849)        $(22,345)         $(46,478)         $(47,749)
                                                                     ========         ========          ========          ========

Basic and Diluted (Loss) Per Share of Common Stock:
   Net (Loss), basic and diluted                                     $  (0.29)        $  (0.89)         $  (1.59)         $  (1.90)

Weighted-Average Common Shares Outstanding - basic and diluted         33,418           25,170            29,323            25,128
                                                                     ========         ========          ========          ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      Motient Corporation and Subsidiaries
                           Consolidated Balance Sheets
                 (in thousands, except share and per share data)




                                                                                 September 30, 2004   December 31, 2003
                                                                                 ------------------   -----------------
        ASSETS                                                                        (Unaudited)          (Audited)
        CURRENT ASSETS:
   Cash and cash equivalents                                                          $  16,742            $   3,618
   Restricted cash and short-term investments                                                --                  504
   Accounts receivable-trade, net of allowance for doubtful
   accounts of $298 at September 30, 2004 and $759 at December 31, 2003                   2,076                3,804
   Inventory                                                                                 96                  240
   Due from Mobile Satellite Ventures, net                                                  100                   93
   Deferred equipment costs                                                               1,453                3,765
   Assets held for sale                                                                     271                2,734
   Other current assets                                                                   1,220                5,091
                                                                                      ---------            ---------
      Total current assets                                                               21,958               19,849
                                                                                      ---------            ---------

RESTRICTED INVESTMENTS                                                                       51                1,091
PROPERTY AND EQUIPMENT, net                                                              21,822               31,381
FCC LICENSES AND OTHER INTANGIBLES, net                                                  69,809               74,021
INVESTMENT IN AND NOTES RECEIVABLE FROM MSV                                              11,993               22,610
DEFERRED CHARGES AND OTHER ASSETS                                                         4,519                8,076
                                                                                      ---------            ---------
      Total assets                                                                    $ 130,152            $ 157,028
                                                                                      =========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                                  8,765               12,365
   Deferred equipment revenue                                                             1,512                3,795
   Deferred revenue and other current liabilities                                         5,018               11,005
   Vendor financing commitment, current                                                      --                2,413
   Obligations under capital leases, current                                                 --                1,454
                                                                                      ---------            ---------
      Total current liabilities                                                          15,295               31,032
                                                                                      ---------            ---------

LONG-TERM LIABILITIES
   Capital lease obligations, net of current portion                                         --                1,642
   Vendor financing commitment, net of current portion                                       --                2,401
   Notes payable, including accrued interest thereon                                         --               22,885
   Term credit facility, including accrued interest thereon                                  --                4,914
   Other long-term liabilities                                                              251                1,347
                                                                                      ---------            ---------
      Total long-term liabilities                                                           251               33,189
                                                                                      ---------            ---------
      Total liabilities                                                                  15,546               64,221
                                                                                      ---------            ---------

COMMITMENTS AND CONTINGENCIES                                                                --                   --

STOCKHOLDERS' EQUITY:
 Preferred Stock; par value $0.01; authorized 5,000,000 shares at
   September 30, 2004 and December 31, 2003, no shares issued or outstanding at September 30, 2004 or
   December 31, 2003                                                                         --                   --
 Common Stock; voting, par value $0.01; 100,000,000 shares
   authorized
   and 34,529,958 and 25,196,840 shares issued and
   outstanding at September 30,  2004 and at December 31,
   2003, respectively                                                                       345                  252
 Additional paid-in capital                                                             256,541              198,743
 Common stock purchase warrants                                                          25,878               15,492
 Accumulated deficit                                                                   (168,158)            (121,680)
                                                                                      ---------            ---------
STOCKHOLDERS' EQUITY                                                                    114,606               92,807
                                                                                      ---------            ---------
        Total liabilities and stockholders' equity                                    $ 130,152            $ 157,028
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


                                                                                          Nine Months       Nine Months
                                                                                            Ended             Ended
                                                                                         September 30,     September 30,
                                                                                             2004              2003
                                                                                             ----              ----
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                                        $(46,478)         $(47,749)
  Adjustments to reconcile net (loss) income to net cash
      (used in) provided by operating activities:
      Depreciation and amortization                                                          12,071            16,312
      Equity in loss of MSV                                                                   8,617             7,768
      Restructuring and impairment charges, fixed asset disposals                             2,798                --
      (Gain) loss on disposal of assets                                                          --               479
      Gain on debt restructuring                                                               (802)             (405)
      Issuance of warrants                                                                       --               927
      Write-off of deferred financing fees                                                    8,052                --
      Non cash amortization of deferred financing costs                                       2,026             1,531
      Non cash stock compensation                                                             3,990             1,216
      Impairment of other intangibles                                                            --             5,535
      Changes in assets and liabilities, net of acquisitions
      and dispositions:
      Inventory                                                                                 144               551
      Accounts receivable -- trade                                                            1,728             4,403
      Other current assets                                                                    6,867             2,482
      Accounts payable and accrued expenses                                                  (3,449)              805
      Accrued interest                                                                       (3,080)            1,602
      Deferred revenue and other deferred items                                              (7,062)              368
                                                                                           --------          --------
     Net cash (used in) operating activities                                                (14,578)           (4,175)
                                                                                           --------          --------

  CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from MSV note                                                                  2,000                --
      Proceeds from sale of property and equipment                                                2                --
      Proceeds (purchase) of restricted investments                                           1,544              (202)
      Additions to property and equipment, net                                               (1,101)               --
                                                                                           --------          --------
      Net cash (used in) provided by investing activities                                     2,445              (202)
                                                                                           --------          --------

  CASH FLOWS FROM FINANCING ACTIVITIES:
      Principal payments under capital leases                                                (2,419)           (2,116)
      Principal payments under vendor financing                                              (2,582)             (657)
      Repayment of notes                                                                    (19,750)               --
      Repayment from term loan                                                               (6,785)               --
      Proceeds from term credit facility                                                      1,500             4,500
      Proceeds from issuance of stock                                                        55,480                --
      Proceeds from issuance of employee stock options                                        1,235               190
                                                                                           --------          --------
      Stock issuance costs and other charges                                                 (1,422)               --
                                                                                           --------          --------
      Debt issuance costs and other charges                                                     --              (537)
                                                                                           --------          --------
  Net cash provided by (used in) financing activities                                        25,257             1,380
                                                                                           --------          --------
  Net increase (decrease) in cash and cash equivalents                                       13,124            (2,997)
                                                                                           --------          --------
  CASH AND CASH EQUIVALENTS, beginning of period                                              3,618             5,840
  CASH AND CASH EQUIVALENTS, end of period                                                 $ 16,742          $  2,843
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

In addition to selling messaging services that use Motient's own network, Motient is also able to sell a variety of devices distributed by Verizon Wireless and T-Mobile USA for use on their wireless networks. These contracts, which were signed in the first quarter of 2003, allow Motient to sell and promote wireless email and wireless Internet applications on networks with greater capacity and speed than Motient's own, and that are voice capable. Motient generates revenue in the form of one-time commissions from the sale of subscriptions on their networks. This revenue represented less than 10% of Motient's revenues for the three months ended September 30, 2004. The Company considers the two-way mobile communications service described above to be its core wireless business.

Motient has six wholly-owned subsidiaries and a 29.5% interest (assuming conversion of all outstanding convertible notes) in Mobile Satellite Ventures LP ("MSV") as of November 10, 2004. MSV is a provider of wireless, satellite-based, communications services. As Motient owns less than 50% of MSV, Motient has no operating control of MSV. For further details regarding Motient's interest in MSV, please see "- Mobile Satellite Ventures LP" below and Note 6 ("Subsequent Events -- Developments Relating to MSV"). Our subsidiary, Motient Communications Inc. ("Motient Communications") owns the assets comprising Motient's core wireless business, except for Motient's Federal Communications Commission ("FCC") licenses, which are held in a separate subsidiary, Motient License Inc. ("Motient License"). Motient License is a special purpose wholly-owned subsidiary of Motient Communications that holds no assets other than Motient's FCC licenses. Motient's other four subsidiaries hold no material operating assets other than the stock of other subsidiaries and Motient's interests in MSV. On a consolidated basis, we refer to Motient Corporation and its six wholly-owned subsidiaries as "Motient."

Motient is devoting its efforts to maintaining its core wireless business, while also focusing on cost-cutting efforts. These efforts involve substantial risk. Future operating results will be subject to significant business, economic, regulatory, technical, and competitive uncertainties and contingencies. Depending on their extent and timing, these factors, individually or in the aggregate, could have an adverse effect on the Company's financial condition and future results of operations. In recent periods, certain factors have restrained Motient's ability to generate revenue growth at the pace required to enable it to generate cash in excess of its operating expenses. These factors include competition from other wireless data suppliers and other wireless communications providers with newer networks and greater resources, the loss of UPS as a primary customer, the limited availability of wireless email devices due to RIM's decision to terminate production of RIM 857 devices that operate on Motient's network, the financial difficulty of several of the Company's key resellers, and general economic factors.


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

History
-------

On November 26, 2001, Motient sold the assets comprising its satellite communications business to Mobile Satellite Ventures LP, as part of a transaction in which certain other parties joined MSV, including TMI Communications and Company, Limited Partnership ("TMI"), a Canadian satellite services provider. In this transaction, TMI also contributed its satellite communications business assets to MSV. As part of this transaction, Motient received, among other proceeds, a $15 million promissory note issued by MSV and purchased a $2.5 million convertible note issued by MSV. In August 2002, in connection with a rights offering by MSV, the Company funded an additional $957,000, and received a new convertible note in such amount. The rights offering did not impact the Company's position in MSV.


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

Restructuring and Impairment Charges

In June 2004, the Company recorded a restructuring charge of $5.1 million related to certain network rationalization initiatives, consisting of base station deconstruct costs of $0.5 million, the loss on the retirement of certain base station equipment of $2.8 million and termination liabilities of $1.8 million for site leases no longer required for removed base stations. Of these amounts, as of September 30, 2004, the Company had incurred base station deconstruct costs of $0.4 million, the loss on the retirement of certain base station equipment of $2.8 million and termination liabilities of $0.5 million for site leases no longer required for removed base stations. In February, 2004, the Company reduced its workforce by 54 employees. In accordance with SFAS No. 112, "Employers' Accounting for Postemployment Benefits - an amendment of FASB statements No. 5 and 43" the Company recorded a liability for the severance, employee benefits and estimated payroll taxes related to the reduction in workforce.


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


                                                            Three Months     Three Months      Nine Months    Nine Months
                                                               Ended            Ended             Ended         Ended
                                                            September 30,    September 30,    September 30,   September 30,
                                                                2004            2003              2004           2003
                                                                ----            ----              ----           ----

  Net loss, as reported                                       $ (9,849)       $(22,345)       $(46,478)       $(47,749)
  Add: Stock-based employee compensation expense
     included in net loss, net of related tax effects               87              76           3,963           1,217
     (Deduct)/Add: Total stock-based employee
     compensation (expense) income determined under
     fair value based method for all awards, net of
     tax related effects                                        (1,790)           (145)         (2,218)         (2,343)
                                                              --------        --------        --------        --------
  Pro forma net loss                                           (11,552)        (22,414)        (44,733)        (48,875)
                                                              ========        ========        ========        ========
  Weighted average common shares outstanding                    33,418          25,170          29,323          25,128
  Loss per share:
     Basic and diluted---as reported                          $  (0.29)       $  (0.89)       $  (1.59)       $  (1.90)
                                                              --------        --------        --------        --------
     Basic and diluted---pro-forma                            $  (0.35)       $  (0.89)       $  (1.53)       $  (1.95)
                                                              --------        --------        --------        --------

Under SFAS No. 123 the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                   Three Months         Three Months Ended         Nine Months            Nine Months
                               Ended September 30,        September 30,        Ended September 30,    Ended September 30,
                                       2004                    2003                   2004                    2003
                                       ----                    ----                   ----                    ----
Expected life (in years)                  8                       9                      8                      9
Risk-free interest rate          .88%-1.46%                   1.11%             .88%-1.46%                  1.11%
Volatility                        146%-258%                    156%              146%-258%                   156%
Dividend yield                         0.0%                    0.0%                   0.0%                   0.0%


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


                                  Three Months          Three Months        Nine Months        Nine Months
                                     Ended                 Ended               Ended              Ended
                                 September 30,          September 30,      September 30,      September 30,
                                      2004                  2003               2004               2003
                                      ----                  ----               ----               ----
Summary of Revenue
------------------
(in millions)
Wireless Internet                    $4.3                  $6.8              $15.7              $21.1
Field Services                        1.4                   1.9                4.7                7.9
Transportation                        0.9                   1.1                2.7                7.0
Telemetry                             0.6                   0.6                1.8                1.8
All Other                             0.2                   0.3                2.6                0.4
                                      ---                   ---                ---                ---
   Service revenue                   $7.4                 $10.7              $27.5              $38.2
   Equipment revenue                  1.0                   1.4                3.8                3.2
                                      ---                   ---                ---                ---
    Total Revenue                    $8.4                 $12.1              $31.3              $41.4
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

Private Placement of Securities


On November 12, 2004, Motient sold 15,353,606 shares of its common stock at a per share price of $8.57. Motient received aggregate proceeds of $126,397,783, net of $5,182,620 in commissions paid to Motient's placement agent. Motient also issued warrants to purchase an aggregate of approximately 3,838,401 shares of its common stock at an exercise price of $8.57 per share, which will vest if and only if Motient does not meet certain deadlines with respect to the registration of the shares.


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

Motient has six wholly-owned subsidiaries and a 29.5% interest (assuming conversion of all outstanding convertible notes) in Mobile Satellite Ventures LP, a provider of wireless, satellite-based, communications services, as of September 30, 2004. As Motient owns less than 50% of MSV, Motient has no operating control of MSV. Motient Communications Inc. owns the assets comprising Motient's core wireless business, except for Motient's FCC licenses, which are held in a separate subsidiary, Motient License Inc. Motient's other four subsidiaries hold no material operating assets other than the stock of other subsidiaries and Motient's interests in MSV. On a consolidated basis, we refer to Motient Corporation and its six wholly-owned subsidiaries as "Motient." Our indirect, less-than 50% voting interest in MSV is not consolidated with Motient for financial statement purposes. Rather, we account for our interest in MSV under the equity method of accounting.



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

Results of Operations


The tables below outline operating results for Motient for the periods indicated:

                                Three Months Ended      Three Months Ended      Nine Months Ended     Nine Months Ended
                                   September 30,          September 30,           September 30,         September 30,
                                       2004                    2003                   2004                   2003
                                       ----                    ----                   ----                   ----
Summary of Revenue
------------------
(in millions)
Wireless Internet                     $4.3                   $6.8                   $15.7                  $21.1
Field Services                         1.4                    1.9                     4.7                    7.9
Transportation                         0.9                    1.1                     2.7                    7.0
Telemetry                              0.6                    0.6                     1.8                    1.8
All Other                              0.2                    0.3                     2.6                    0.4
                                       ---                    ---                     ---                    ---
   Service Revenue                     7.4                   10.7                    27.5                   38.2
   Equipment Revenue                   1.0                    1.4                     3.8                    3.2
                                       ---                    ---                     ---                    ---
         Total                        $8.4                  $12.1                   $31.3                  $41.4
                                      ====                  =====                   =====                  =====

                                          Three Months Ended                     Three Months Ended
                                            September 30,       % of Service       September 30,       % of Service
                                               2004(1)             Revenue            2003(2)             Revenue
                                               -------             -------            -------             -------
Summary of Expense
------------------
(in millions)
Cost of Service and Operations                   $7.8                105%              $12.4                 116%
Cost of Equipment Sold                            0.9                 12                 1.5                  14
Sales and Advertising                             0.2                  3                 1.1                  10
General and Administration                        2.0                 27                 3.8                  36
Depreciation and Amortization                     3.7                 50                 5.5                  51
Loss on impairment of intangible asset            0.0                  0                 5.5                  46
(Gain) on asset disposal                          0.0                  0                 0.0                   0
(Gain) on debt and capital lease retirement       0.0                  0                 0.0                   0
                                                -----               ----               -----                 ---
     Total Operating                            $14.6                197%              $29.8                 248%
                                                =====               ====               =====                 ===

     (1) Includes compensation expense of $87 thousand related to the market value of employee stock options.
     (2) Includes compensation expense of $99 thousand related to the market value of employee stock options.

                                          Nine Months Ended                      Nine Months Ended
                                            September 30,       % of Service       September 30,       % of Service
                                               2004(1)             Revenue            2003(2)             Revenue
                                               -------             -------            -------             -------
Summary of Expense
------------------
(in millions)
Cost of Service and Operations                  $29.5                107%              $40.0                 105%
Cost of Equipment Sales                           3.7                 14                 3.6                   9
Sales and Advertising                             2.1                  8                 3.8                  10
General and Administration                        6.9                 25                10.4                  27
Operational Restructuring Costs                   6.3                 23                 0.0                   0
Depreciation and Amortization                    12.1                 44                16.3                  43
Loss on impairment of intangible asset            0.0                  0                 5.5                  14
(Gain) on asset disposal                          0.0                  0                 0.0                   0
(Gain) on debt and capital lease retirement      (0.8)              (0.3)                0.0                   0
                                                -----               ----               -----                 ---
     Total Operating                            $59.8                218%              $79.6                 208%
                                                =====               ====               =====                 ===

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

The table below summarizes the make up of our registered subscriber base. Wireless devices may be divided into three categories, registered, active and billable. Registered devices represent devices that our customers have registered for use on our network. Certain numbers of these devices may be kept in inventory by our customers for future use and generally are not revenue producing. Customers then move such inventory into a production status upon which it typically becomes billable and generates revenue. However, billable units may not pass traffic and thus will not be counted as active. We count a device as active when it is removed from inventory by the customer and transmits greater than zero kilobytes of data traffic.


                                              As of September 30,
                                     2004                             2003
                                                                                                     % Change
                                                                                                     --------
                         Registered   Billable     Active  Registered   Billable   Active   Registered   Billable     Active
                         ----------   --------     ------  ----------   --------   ------   ----------   --------     ------
  Wireless Internet        81,738      41,708      25,651   109,164      74,871    57,796       (25)%       (44)%       (56)%
  Field Services           10,951      10,901       5,421    18,278      17,203    11,681       (40)        (37)        (54)
  Transportation (1)       46,361      39,677      38,286   103,324      38,998    39,546       (55)          2          (3)
  Telemetry                31,058      28,500      13,834    31,005      23,831    13,360         0          20           4
  All Other                   393         244         159       868         544       335       (55)        (55)        (53)
                          -------     -------     -------   -------     -------   -------   -------     -------     -------
    Total                 170,501     121,030      83,351   262,639     155,447   122,718       (35)%       (22)%       (32)%
                          =======     =======     =======   =======     =======   =======   =======     =======     =======

(1) Includes 9,692 registered UPS devices as of September 30, 2004, of which 3,006 were actively passing data traffic, as compared to 69,897 registered UPS devices as of September 30, 2003, of which 7,766 were actively passing data traffic.


Revenues

The tables below set forth, for the periods indicated, a year-over-year comparison of the key components of revenue.

                                            Three Months Ended September 30,
                                            --------------------------------
Summary of Revenue                              2004               2003             Change         % Change
------------------                              ----               ----             ------         --------
(in millions)
Wireless Internet                                $4.3               $6.8              $(2.5)          (37)%
Field Services                                    1.4                1.9               (0.5)          (26)
Transportation                                    0.9                1.1               (0.2)          (18)
Telemetry                                         0.6                0.6                0.0             0
All Other                                         0.2                0.3               (0.1)          (33)
                                                  ---                ---               -----          ----
   Service Revenue                                7.4               10.7               (3.3)          (31)
   Equipment Revenue                              1.0                1.4               (0.4           (29)
                                                  ---                ---               ----           ----
         Total                                   $8.4              $12.1              $(3.7)          (31)%
                                                 ====              =====              ======          =====

                                            Nine Months Ended September 30,
                                            -------------------------------
Summary of Revenue                              2004               2003             Change         % Change
------------------                              ----               ----             ------         --------
(in millions)
Wireless Internet                               $15.7              $21.1              $(5.4)          (26)%
Field Services                                    4.7                7.9               (3.2)          (41)
Transportation                                    2.7                7.0               (4.3)          (61)
Telemetry                                         1.8                1.8                0.0             0
All Other                                         2.6                0.4                2.2           550
                                                  ---                ---                ---           ---
   Service Revenue                               27.5               38.2              (10.7)          (28)
   Equipment Revenue                              3.8                3.2                0.6            19
                                                  ---                ---                ---            --
         Total                                  $31.3              $41.4             $(10.1)          (24)%
                                                =====              =====             =======          =====

The decrease in service revenue was primarily the result of a decrease in revenue in our wireless internet, field services and transportation market segments, primarily as a result of migration by our customers to newer technologies with capabilities that our network is not capable of supporting (such as voice enabled handheld devices), or more modern networks with greater capacity than our own (such as so-called 2G or 3G networks from providers such as AT&T or T-Mobile). If we cannot generate additional revenue from other sources to offset this lost revenue, our overall revenues will decline in the future The decrease in total revenue was primarily a result of decreased service and equipment revenues for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. For the nine months ended September 30, 2004, the decrease in service revenues was partially offset by an increase in equipment revenue. By segment, we note that:

     o Wireless Internet: The revenue decline in the Wireless Internet sector during this period represented customer losses that we are experiencing in both our direct and reseller channels as a result of the migration of wireless Internet customers to other networks. These customer losses have been exacerbated by the `end-of-life' announcement by RIM for the 857 device, which has negatively impacted the ability of our resellers to add new devices to our network to replace those that are migrating from their respective customer bases. This decline is also the result of Motient's coordinated effort during the first six months of 2004 to actively sell and promote wireless email and wireless Internet applications to enterprise accounts under our agent relationships with T-Mobile USA and Verizon Wireless. During the fourth quarter of 2003, we sold several of our existing customers devices on these networks that resulted in their termination of devices on our network in 2004. We received commissions from these carriers for these sales. Our efforts to sell and promote wireless email and wireless Internet applications to enterprise accounts under our agent relationships with T-Mobile USA and Verizon Wireless were reduced significantly in the third quarter of 2004. The termination of the manufacture of 850 and 857 devices by Research in Motion, as well as the increased competition from other wireless carriers offering converged voice and data devices that utilize newer networks, may lead to additional declining wireless Internet revenues in 2005.

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

     o Telemetry: While we experienced revenue growth in certain telemetry customer accounts, including Transaction Network Services (formerly US Wireless Data) and USA Technologies, this revenue growth was equally offset by customer losses or negative rate changes in other telemetry accounts. We believe that the technology requirements of this market segment are more compatible with our network than the wireless Internet market segment, our most significant market segment, and we are making efforts to grow this segment.

     o Other: The increase in other revenue for the nine months ended September 30, 2004 was attributable to the settlement of a take-or-pay contract with Wireless Matrix resulting in the recognition of $1.6 million and approximately $0.6 million of commissions earned via the agency and dealer agreements with Verizon Wireless and T-Mobile USA. Our efforts to sell and promote wireless email and wireless Internet applications to enterprise accounts under our agent relationships with T-Mobile USA and Verizon Wireless were reduced significantly in the third quarter of 2004 (leading to the decrease in revenue for the three months ended September 30, 2004), which we anticipate will lead to a decline in these revenues in the future, unless we can improve our efforts in this area or refocus our efforts in this revenue segment to a different vendor/strategy.


     o Equipment: The decrease in equipment revenues for the three months ended September 30, 2004 was the result of the decline sales of devices attributable to agency and dealer agreements with Verizon Wireless and T-Mobile USA. The increase in equipment revenue for the nine months ended September 30, 2004 was primarily the result of the sales of devices attributable to agency and dealer agreements with Verizon Wireless and T-Mobile USA.


Operating Expenses


The table below summarizes our operating expenses for the three and nine months ended September 30, 2004 and 2003. An explanation of certain changes in operating expenses is set forth below.

                                                    Three Months Ended September 30,
                                                    --------------------------------
Summary of Expenses                                     2004(1)            2003(2)           Change         % Change
-------------------                                     -------            -------           ------         --------
(in millions)
Cost of Service and Operations                            $7.8              $12.4              $(4.6)          (37)%
Cost of Equipment Sales                                    0.9                1.5               (0.6)          (40)
Sales and Advertising                                      0.2                1.1               (0.9)          (82)
General and Administration                                 2.0                3.8                1.8           (47)
Operational Restructuring and
Impairment Costs                                           0.0                0.0                0.0             0
Depreciation and Amortization                              3.7                5.5               (1.8)          (33)
(Loss) on Impairment of Intangible Asset                   0.0                5.5               (5.5)         (100)
(Gain) on asset disposal                                   0.0                  0                0.0             0
(Gain) on debt and capital lease retirement                0.0                  0                0.0             0
      Total Operating                                    $14.6              $29.8             $(15.2)          (51)%
                                                         =====              =====             =======          =====

     (1) Includes compensation expense of $87 thousand related to the market value of employee stock options.
     (2) Includes compensation expense of $99 thousand related to the market value of employee stock options.


                                            Nine Months Ended September 30,
                                            -------------------------------
Summary of Expenses                            2004(1)            2003(2)           Change         % Change
-------------------                            -------            -------           ------         --------
(in millions)
Cost of Service and Operations                  $29.5              $40.0             $(10.5)          (26)%
Cost of Equipment Sales                           3.7                3.6                0.1             3
Sales and Advertising                             2.1                3.8               (1.7)          (45)
General and Administration                        6.9               10.4               (3.5)          (34)
Operational Restructuring and
Impairment Costs                                  6.3                0.0                6.3             0
Depreciation and Amortization                    12.1               16.3               (4.2)          (26)
(Loss) on Impairment of Intangible Asset          0.0                5.5               (5.5)         (100)
(Gain) on asset disposal                          0.0                  0                0.0             0
(Gain) on debt and capital lease retirement      (0.8)                 0               (0.8)            0
                                                -----              -----             ------         -----
         Total Operating                        $59.8              $79.6             $(19.8)          (24)%
                                                =====              =====             ======         =====


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

     o Cost of Equipment: The decrease in cost of equipment for the three months ended September 30, 2004 was the result of the decline sales of devices attributable to agency and dealer agreements with Verizon Wireless and T-Mobile USA. The increase in cost of equipment for the nine months ended September 30, 2004 was primarily the result of the cost of the increased sales of devices attributable to the agency and dealer agreements with Verizon Wireless and T-Mobile USA. Our efforts to sell and promote wireless email and wireless Internet applications to enterprise accounts under our agent relationships with T-Mobile USA and Verizon Wireless were reduced significantly in the third quarter of 2004. As our sales of these devices decrease in the future, so will these costs.

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

     o Loss on Impairment of Intangible Asset: In May 2004, the Company engaged a financial advisory firm to prepare a valuation of customer intangibles as of September 2003. Due to the loss of UPS as a core customer in 2003 as well as the migration and customer churn occurring in the Company's mobile internet base that is impacting the average life of a customer in this base, among other things, the Company determined an impairment of the value of these customer contracts was probable. As a result of this valuation, the value of customer intangibles was determined to be impaired as of September 2003 and was reduced by $5.5 million.

Other Expenses & Income

                                                   Three Months    Three Months       Nine Months         Nine Months
                                                       Ended          Ended              Ended               Ended
                                                   September 30,   September 30,      September 30,       September 30,
Other Income/(Expense)                                  2004           2003              2004                 2003
----------------------                                  ----           ----              ----                 ----
(in thousands)
Interest Expense, net                                  $(556)       $(1,638)            $(3,595)          $(4,592)
Write -off of deferred financing costs                   ---            ---              (8,052)              ---
Other Income, net                                         66             12                 265               819
Other Income from Aether                                 650            180               1,957             1,956
Equity in Losses of Mobile Satellite Ventures        $(3,779)       $(3,155)            $(8,617)          $(7,768)


Interest expense decreased for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003, due primarily to the April 2004 repayment of our term credit facility, which resulted in the requirement to immediately expense $6.4 and $1.7 million in financing fees related to the January 2003 and March 2004 credit facilities, the July 2004 repayments of our notes payable to Motorola, Rare Medium and CSFB, and the termination of our capital lease with Hewlett-Packard. Interest expense decreased for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003, due to the debt repayment actions mentioned above, offset by the amortization of fees and the value ascribed to warrants provided to the term credit facility lenders on our closing of our credit facility in January of 2003 and the subsequent amendment in March 2004. Interest expense is presented net of interest income on our bank balances and the interest accrued on our note receivable from MSV.



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

Liquidity and Capital Resources

As of September 30, 2004, we had approximately $16.7 million of cash on hand and short-term investments. In addition to cash generated from operations, our principal source of funds was, as of September 30, 2004, cash on hand, including cash from two private placements of our common stock. On April 7, 2004, we received proceeds of $23.2 million from the sale of our common stock to several institutional investors in a private placement. On April 13, 2004, we repaid all of our then owing principal and interest under our term credit facility. We currently have $5.7 million of availability remaining under this facility, until December 31, 2004, subject to the lending conditions of the credit agreement. For the monthly periods ended April 2003 through December 2003 and for the month ended September 30, 2004, the Company reported events of default related to non-compliance with covenants requiring minimum monthly revenue, earnings before interest, taxes and depreciation and amortization and free cash flow performance. In each period, the lenders waived these events of default. There can be no assurance that Motient will not have to report additional events of default or that the lenders will continue to provide waivers in such event. On July 2, 2004, we received aggregate proceeds of $30.0 million from the sale of our common stock to several institutional investors, of which approximately $24.5 million was used to repay certain debt owing to Rare Medium and CSFB, with the remainder used for general working capital purposes.

Summary of Cash Flow for the Nine months ended September 30, 2004 and 2003



                                                                         Nine Months          Nine Months
                                                                            Ended                Ended
                                                                        September 30,        September 30,
                                                                            2004                  2003
                                                                            ----                  ----
                                                                        (Unaudited)            (Unaudited)

  Net cash (used in) Operating Activities:                                $(14,578)             $ (4,175)

  Net cash provided by Investing Activities:                                 2,445                  (202)
  Cash Flows from financing activities:
           Principal payments under capital leases                          (2,419)               (2,116)
           Principal payments under vendor financing                        (2,582)                 (657)
           Repayment from term loan                                         (6,785)                   --
           Repayment of notes                                              (19,750)                   --
           Proceeds from term credit facility                                1,500                 4,500
           Proceeds from issuance of stock                                  55,480                   190
           Proceeds from issuance of employee stock options                  1,235                    --
           Stock issuance costs and other charges                           (1,422)                   --
           Debt issuance costs and other charges                                --                  (537)
                                                                          --------              --------
  Net cash provided by financing activities                                 25,257                 1,380
                                                                          --------              --------

  Net (decrease) increase in cash and cash equivalents                      13,124                (2,997)
  Cash and Cash Equivalents, beginning of period                             3,618                 5,840
                                                                          --------              --------

  Cash and Cash Equivalents, end of period                                $ 16,742              $  2,843
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

The increase in cash provided by investing activities was primarily attributable to the receipt of $2.0 million from MSV as a result of the April 2, 2004 investment in MSV. Cash flows from investing activities also includes the conversion of our $1.1 million letter of credit that secured our capital lease with Hewlett-Packard to unrestricted cash, as part of our negotiated settlement of these obligations with Hewlett-Packard in June 2004. Investments in property and equipment reflected our investment in new telecommunications infrastructure technology for our network that allowed us to reduce our telecommunications infrastructure costs.


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


We believe that our available funds, together with our credit facility and proceeds from the exercise of warrants and options, will be adequate to satisfy our current and planned operations for at least the next 12 months. We have no definite plans with respect to the acquisition of any additional debt or equity financing beyond the November 2004 private placement of our common stock.


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

In each of April, June and August 2003 and March of 2004, we made draws under the credit agreement in the amount of $1.5 million for an aggregate amount of $6.0 million, each of which have been due three years from the date of the draw, if not earlier repaid. We used such funds to fund general working capital requirements of operations. On April 13, 2004, Motient repaid all principal amounts due under its Credit Facility, including accrued interest thereon, in an amount of $6.8 million. The remaining availability under the Credit Facility of $5.7 million will remain available for borrowing to Motient until December 31, 2004, subject to the lending conditions in the agreement.

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

MSV Note: We own a $15.0 million promissory note issued by MSV in November 2001. We also own an aggregate of $3.5 million of convertible notes issued by MSV. These notes, including outstanding interest thereon, were exchanged on November 12, 2004 for limited partnership units and general partner shares of MSV. Please see Note 5, "Subsequent Events" for further discussion of our investments in MSV.

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

The following table displays the activity and balances of the restructuring reserve account from January 1, 2004 to September 30, 2004:

                                                     Base Station
                                      Employee          Asset         Base Station     FCC License      Site Lease
                                    Terminations      Write-Offs     Deconstruction    Terminations    Terminations        Total
                                    ------------      ----------     --------------    ------------    ------------        -----
Balance January 1, 2004                   $---            $---              $---            $---             $---            $---
------------------------------------------------------------------------------------------------------------------------------------
Restructure Charge                     (1,107)             ---               ---             ---              ---         (1,107)
Deductions - Cash                          333             ---               ---             ---              ---             333
Deductions - Non-Cash                      ---             ---               ---             ---              ---             ---
------------------------------------------------------------------------------------------------------------------------------------
Balance March 31, 2004                   (774)             ---               ---             ---              ---           (774)
------------------------------------------------------------------------------------------------------------------------------------
Restructure Charge                         ---         (2,795)             (398)           (113)          (1,854)         (5,160)
Deductions - Cash                          242             ---                75              25               61             403
Deductions - Non-Cash                      ---           2,795               ---             ---              ---           2,795
------------------------------------------------------------------------------------------------------------------------------------
Balance June 30, 2004                    (532)             ---             (323)            (88)          (1,793)         (2,736)
------------------------------------------------------------------------------------------------------------------------------------
Deductions - Cash                          132             ---               252              39              416             839
Deductions - Non-Cash                      ---             ---               ---             ---              ---             ---
------------------------------------------------------------------------------------------------------------------------------------
Balance September 30, 2004              $(400)             ---             $(71)           $(49)         $(1,377)        $(1,897)
------------------------------------------------------------------------------------------------------------------------------------


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

                            MOTIENT CORPORATION
                            (Registrant)




May 23, 2005                /s/ Christopher W. Downie
                            ------------------------------------------------

                            Christopher W. Downie
                            Executive Vice President, Chief Operating Officer and Treasurer (principal executive officer and duly authorized officer to sign on behalf of the registrant)

                                  EXHIBIT INDEX

Number   Description


10.43 Common Stock Purchase Agreement, dated as of November 12, 2004, by and among Motient Corporation and the investors listed therein (incorporated by reference to Exhibit 10.43 to the Company's quarterly report on Form 10-Q for the period ended September 30, 2004)

10.44 Registration Rights Agreement, dated as of November 12, 2004, by and among Motient Corporation and the investors listed therein (incorporated by reference to Exhibit 10.44 to the Company's quarterly report on Form 10-Q for the period ended September 30, 2004)

10.45 Form of Common Stock Purchase Warrant, dated as of November 12, 2004 (incorporated by reference to Exhibit 10.45 to the Company's quarterly report on Form 10-Q for the period ended September 30, 2004)

10.46 Purchase Agreement, dated as of November 12, 2004, by and among Motient Ventures Holding Inc., Mobile Satellite Ventures LP, et al (incorporated by reference to Exhibit 10.46 to the Company's quarterly report on Form 10-Q for the period ended September 30, 2004)

10.47 Note Exchange Agreement, dated as of November 12, 2004, by and among Motient Ventures Holding Inc., Mobile Satellite Ventures LP, et al (incorporated by reference to Exhibit 10.47 to the Company's quarterly report on Form 10-Q for the period ended September 30, 2004)

10.48 Amended and Restated Limited Partnership Agreement, dated as of November 12, 2004, by and among Motient Ventures Holding Inc., Mobile Satellite Ventures LP, et al (incorporated by reference to Exhibit
         10.48 to the Company's quarterly report on Form 10-Q for the period ended September 30, 2004)

10.49 Amended and Restated Stockholders Agreement, dated as of November 12, 2004, by and among Motient Ventures Holding Inc., Mobile Satellite Ventures GP Inc., et al (incorporated by reference to Exhibit 10.49 to the Company's quarterly report on Form 10-Q for the period ended September 30, 2004)

10.50 Second Amended and Restated Parent Transfer/Drag Along Agreement by and among Motient Corporation et. al. ((incorporated by reference to Exhibit 10.50 to the Company's quarterly report on Form 10-Q for the period ended September 30, 2004)


31.1 Certification Pursuant to Rule 13a-14(a)/15d-14(a), of the Executive Vice President, Chief Operating Officer and Treasurer (principal executive officer) (filed herewith).

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