Form 10-Q/A
period 2005-03-31
MOTIENT CORP
filed 2005-08-03
CIK 913665

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

RESTRUCTURING AND IMPAIRMENT CHARGES


In February 2004 and March 2005, the Company reduced its workforce by 54 and 11 employees, respectively. In accordance with SFAS No. 112, "Employer's Accounting for Post-Employment Benefits" an amendment to FASB statements No. 5 and 43, the Company recorded a liability for the severance, employee benefits and estimated payroll taxes of $1.1 million and $0.1 million respectively related to the reduction in workforce.

In June 2004, the Company recorded a restructuring charge of $5.1 million related to certain network rationalization initiatives, consisting of base station deconstruct costs of $0.5 million, the loss on the retirement of certain base station equipment of $2.8 million and termination liabilities of $1.8 million for site leases no longer required for removed base stations. Of these amounts, as of March 31, 2005, the Company had incurred base station deconstruct costs of $0.5 million, the loss on the retirement of certain base station equipment of $2.8 million and termination liabilities of $1.1 million for site leases no longer required for removed base stations. The Company recorded these charges in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities".


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

In December 2004, the FASB issued SFAS No. 153, EXCHANGES OF NONMONETARY ASSETS
- -- AN AMENDMENT OF APB OPINION NO. 29, ACCOUNTING FOR NONMONETARY TRANSACTIONS (SFAS 153). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, ACCOUNTING FOR NONMONETARY TRANSACTIONS, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by the Company in the third quarter of 2005. The Company is currently evaluating the effect that the adoption of SFAS 153 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

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

The rights, preferences and privileges of the Series A Preferred are contained in a Certificate of Designations of the Series A Cumulative Convertible Preferred Stock. The following is a summary of these rights, preferences and privileges:


         o The Series A Preferred Stock has voting rights limited to those listed below, or except as required by applicable law. Upon (a) the accumulation of accrued and unpaid dividends on the outstanding shares of Series A Preferred for two or more six month periods, whether or not consecutive; (b) the failure of the Corporation to properly redeem the Series A Preferred Stock, or (c) the failure of the Corporation to comply with any of the other covenants or agreements set forth in the Certificate of Designations for the Series A Preferred Stock, and the continuance of such failure for 30 consecutive days or more after receipt of notice of such failure from the holders of at least 25% of the Series A Preferred then outstanding then the holders of at least a majority of the then-outstanding shares of Series A Preferred, with the holders of shares of any parity securities issued after April 15, 2005 upon which like voting rights have been conferred and are exercisable, voting as a single class, will be entitled to elect two directors to Motient's Board of Directors for successive one-year terms until such defect listed above has been cured. In addition, Motient must obtain the approval of the holders of a majority of the then outstanding shares of Series A Preferred to modify the rights, preferences or privileges of the Series A Preferred in a manner adverse to the holders of Series A Preferred.

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

The following table displays the activity and balances of the restructuring reserve account from January 1, 2004 to March 31, 2005:

                                                 Base Station
                                   Employee         Asset         Base Station     FCC License        Site Lease
                                 Terminations     Write-Offs     Deconstruction    Terminations      Terminations        Total
                                 ------------     ----------     --------------    ------------      ------------        -----
Balance January 1, 2004            $    --          $    --          $    --          $    --          $    --          $    --
---------------------------------------------------------------------------------------------------------------------------------
Restructure Charge                  (1,107)              --               --               --               --           (1,107)
Deductions - Cash                      333               --               --               --               --              333
Deductions - Non-Cash                   --               --               --               --               --               --
---------------------------------------------------------------------------------------------------------------------------------
Balance March 31, 2004                (774)              --               --               --               --             (774)
---------------------------------------------------------------------------------------------------------------------------------
Restructure Charge                      --           (2,795)            (398)            (113)          (1,854)          (5,160)
Deductions - Cash                      242               --               75               25               61              403
Deductions - Non-Cash                   --            2,795               --               --               --            2,795
---------------------------------------------------------------------------------------------------------------------------------
Balance June 30, 2004                 (532)              --             (323)             (88)          (1,793)          (2,736)
---------------------------------------------------------------------------------------------------------------------------------
Deductions - Cash                      132               --              252               39              416              839
Deductions - Non-Cash                   --               --               --               --               --               --
---------------------------------------------------------------------------------------------------------------------------------
Balance September 30, 2004            (400)              --              (71)             (49)          (1,377)          (1,897)
---------------------------------------------------------------------------------------------------------------------------------
Deductions - Cash                       50               --               71               54              435              610
Deductions - Non-Cash                   --               --               --               --               --               --
---------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 2004             (350)              --               --                5             (942)          (1,287)
---------------------------------------------------------------------------------------------------------------------------------
Restructure Charge                     (85)              --               --               --               --              (85)
Deductions - Cash                       39               --               --               --              197              236
Deductions - Non-Cash                   --               --               --               --               --               --
---------------------------------------------------------------------------------------------------------------------------------
Balance March 31, 2005             $  (396)              --               --          $     5          $  (745)         $(1,136)


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

                                    MOTIENT CORPORATION
                                    (Registrant)



August 2, 2005                      /s/ Christopher W. Downie
                                    -----------------------------------------
                                    Christopher W. Downie Executive
                                    Vice President, Chief Operating
                                    Officer and Treasurer
                                    (principal executive officer and duly
                                    authorized officer to sign on behalf of
                                    the registrant)

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