Form 10-Q
period 2005-06-30
MOTIENT CORP
filed 2005-08-15
CIK 913665

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005
                           Commission File No. 0-23044

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [ X.] No [   ]

Number of shares of common stock outstanding at August 5, 2005: 62,446,876

                               MOTIENT CORPORATION
                                    FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 2005

                                TABLE OF CONTENTS

                                                                                                                 PAGE
                                                                                                                 ----
                                                       PART I
                                               FINANCIAL INFORMATION
        Item 1.  Financial Statements - (Unaudited)

                 Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2005 and
                 2004                                                                                               3

                 Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004                              4

                 Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004              5

                 Notes to Consolidated Financial Statements                                                         6

        Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations             27

        Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                        44

        Item 4.  Controls and Procedures                                                                           45


                                                      PART II
                                                 OTHER INFORMATION

        Item 1.  Legal Proceedings                                                                                 47

        Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                       47

        Item 4.  Submission of Matters to a Vote of Security Holders                                               48

        Item 6.  Exhibits                                                                                          49

PART I- FINANCIAL INFORMATION
-----------------------------

                          Item 1. Financial Statements


                      Motient Corporation and Subsidiaries
                      Consolidated Statements of Operations
                      (in thousands, except per share data)

                                                                Three Months      Three Months       Six Months       Six Months
                                                               Ended June 30,    Ended June 30,    Ended June 30,   Ended June 30,
                                                                    2005              2004              2005             2004
                                                                    ----              ----              ----             ----
                                                                (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)
REVENUES
   Services and related revenue                                     $  3,271       $ 10,156         $  7,801          $ 20,117
   Sales of equipment                                                    274          1,283              757             2,822
                                                                    --------       --------         --------          --------

       Total revenues                                               $  3,545       $ 11,439         $  8,558          $ 22,939
                                                                    --------       --------         --------          --------

COSTS AND EXPENSES

 Cost of services and operations (including stock-based
   compensation of $(185) and $1,454, respectively for the
   three months ended June 30, 2005 and June 30, 2004, and
   $1,004 and $1,959, respectively for the six months ended
   June 30, 2005 and June 30, 2004, exclusive of
   depreciation and amortization below)                                5,283         10,412           12,823            21,764
 Cost of equipment sold (exclusive of depreciation and
   amortization below)                                                   277          1,257              738             2,766
 Sales and advertising (including stock-based compensation
   of $(30) and $529, respectively for the three months
   ended June 30, 2005 and June 30, 2004, and $91 and $889,
   respectively for the six months ended June 30, 2005 and
   June 30, 2004, exclusive of depreciation and amortization
   below)                                                                166            860              529             1,892
General and administrative (including stock-based
   compensation of $(55) and $453, respectively for the
   three months ended June 30, 2005 and June 30, 2004 and
   $10,204 and $1,029, respectively for the six months ended
   June 30, 2005 and June 30, 2004, exclusive of depreciation
   and amortization below)                                             4,693          2,524           19,036             4,876
Research and development                                                 351             --              351                --
Restructuring and impairment charges                                   5,580          5,110            5,665             6,264
Depreciation and amortization                                          5,049          4,112            8,728             8,385
(Gain) on asset disposal                                                  --             (2)              (6)               --
(Gain) on debt and capital lease retirement                               --           (802)              --              (802)
                                                                    --------       --------         --------          --------
       Total costs and expenses                                       21,399         23,471           47,864            45,145
                                                                    --------       --------         --------          --------

   Operating loss                                                    (17,854)       (12,032)         (39,306)          (22,206)
                                                                    --------       --------         --------          --------

   Interest income (expense), net                                      2,115         (1,273)           2,115            (3,039)
   Write-off of deferred financing fees                                   --         (8,052)              --            (8,052)
   Other income, net                                                      --            191               80               199
   Other income from Aether                                               --            662               --             1,307
   Equity in loss of Mobile Satellite Ventures                        (2,044)        (2,608)          (9,212)           (4,838)
   Minority interests in losses of TerreStar                             404             --              404                --
                                                                    --------       --------         --------          --------

   Net (loss)                                                        (17,379)       (23,112)         (45,919)          (36,629)
                                                                    --------       --------         --------          --------

   Less:
   Dividends on Series A Cumulative Convertible Preferred
   Stock                                                              (4,875)            --           (4,875)               --
   Accretion of issuance costs associated with Series A
   Cumulative Convertible Preferred Stock                               (614)            --             (614)               --
                                                                    --------       --------         --------          --------

   Net (loss) available to Common Stockholders                      $(22,868)      $(23,112)        $(51,408)         $(36,629)
                                                                    ========       ========         ========          ========


Basic and Diluted (Loss) Per Share of Common Stock:                 $  (0.36)      $  (0.79)        $  (0.83)         $  (1.34)
   Net (Loss), basic and diluted

Weighted-Average Common Shares Outstanding - basic and
diluted                                                               63,762         29,338           61,683            27,285
                                                                    ========       ========         ========          ========

                      The accompanying notes are an integral part of these consolidated financial statements.

                      Motient Corporation and Subsidiaries
                           Consolidated Balance Sheets
                 (in thousands, except share and per share data)


                                                                       June 30, 2005     December 31, 2004
                                                                       -------------     -----------------
        ASSETS                                                          (Unaudited)          (Audited)
        CURRENT ASSETS:
   Cash and cash equivalents                                            $   275,717        $    16,945
   Restricted cash and short-term investments                                18,317                 --
   Restricted cash for Series A Cumulative Convertible
   Preferred Stock                                                           21,446                 --
   Accounts receivable-trade, net of allowance for doubtful
   accounts of $153 at June 30, 2005 and $256 at December 31, 2004            1,286              1,917
   Inventory                                                                      2                 75
   Due from Mobile Satellite Ventures, net                                       --                  5
   Deferred equipment costs                                                     211                874
   Issuance costs associated with Series A Cumulative
   Convertible Preferred Stock                                                3,077                 --
   Assets held for sale                                                         261                261
   Other current assets                                                       1,970              1,348
                                                                        -----------        -----------
      Total current assets                                                  322,287             21,425
                                                                        -----------        -----------

RESTRICTED INVESTMENTS                                                           76                 76
PROPERTY AND EQUIPMENT, net                                                  15,232             17,261
INTANGIBLE ASSETS, net                                                      139,315             67,649
INVESTMENT IN MSV                                                           503,708            141,635
RESTRICTED CASH FOR SERIES A CUMULATIVE CONVERTIBLE
PREFERRED STOCK                                                              21,446                 --
ISSUANCE COSTS ASSOCIATED WITH SERIES A CUMULATIVE
CONVERTIBLE PREFERRED STOCK                                                  13,792                 --
DEFERRED CHARGES AND OTHER ASSETS                                                --                 34
                                                                        -----------        -----------
      Total assets                                                      $ 1,015,856        $   248,080
                                                                        ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                      8,556              6,327
   Deferred equipment revenue                                                   257                933
   Deferred revenue and other current liabilities                             5,179              5,414
   Series A Cumulative Convertible Preferred Stock dividends                  4,875                 --
                                                                        -----------        -----------
      Total current liabilities                                              18,867             12,674
                                                                        -----------        -----------

LONG-TERM LIABILITIES
   Other long-term liabilities                                                  521                675
                                                                        -----------        -----------
      Total long-term liabilities                                               521                675
                                                                        -----------        -----------
      Total liabilities                                                      19,388             13,349
                                                                        -----------        -----------

COMMITMENTS AND CONTINGENCIES                                                    --                 --

MINORITY INTEREST                                                            77,635                 --

SERIES A CUMULATIVE CONVERTIBLE PREFERRED STOCK ($0.01
par value; 5,000,000 shares authorized at June 30, 2005
and December 31, 2004, 408,500 and 0 shares issued and
outstanding at June 30, 2005 and December 31, 2004,
respectively)                                                               408,500                 --

STOCKHOLDERS' EQUITY:
 Common Stock; voting, par value $0.01; 200,000,000 and
   100,000,000 shares authorized and 65,248,788 and
   51,544,596 shares issued and outstanding at June 30,
   2005 and at December 31, 2004, respectively                                  652                516
 Additional paid-in capital                                                 740,866            399,635
 Less: 2,900,000 common shares held in treasury stock                       (56,750)                --
 Common stock purchase warrants                                              70,982             28,589
 Accumulated deficit                                                       (245,417)          (194,009)
                                                                        -----------        -----------
STOCKHOLDERS' EQUITY                                                        510,333            234,731
                                                                        -----------        -----------
      Total liabilities and stockholders' equity                        $ 1,015,856        $   248,080
                                                                        ===========        ===========

 The accompanying notes are an integral part of these consolidated financial statements.

                      Motient Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                         Six Months          Six Months
                                                                         Ended June          Ended June
                                                                          30, 2005            30, 2004
                                                                          --------            --------
                                                                         (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                        $ (45,919)         $ (36,629)
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
   Depreciation and amortization                                             8,728              8,385
   Equity in loss of MSV                                                     9,212              4,838
   Minority interests in losses of TerreStar                                  (404)                --
   Restructuring and impairment charges, asset and
   intangible disposals                                                      3,580              2,847
   (Gain) on disposal of assets                                                 (6)                --
   (Gain) on debt restructuring                                                 --               (802)
   Write-off of deferred financing fees                                         --              8,052
   Non cash amortization of deferred financing costs                            --              1,571
   Non cash stock compensation                                              11,453              3,877
   Changes in assets and liabilities, net of acquisitions
   and dispositions:
     Inventory                                                                  73                 48
     Accounts receivable -- trade                                              631                388
     Other current assets                                                     (582)             6,308
     Accounts payable and accrued expenses                                     627             (1,991)
     Accrued interest                                                           --                575
     Deferred revenue and other deferred items                                (402)            (5,697)
                                                                         ---------          ---------
   Net cash (used in) operating activities                                 (13,009)            (8,230)
                                                                         ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from MSV note                                                     --              2,000
     Proceeds from sale of property and equipment                                6                  2
     Proceeds (purchase) of restricted investments                         (61,209)               106
     Cash acquired in TerreStar acquisition                                  6,165                 --
     Additions to property and equipment, net                                  (36)              (653)
                                                                         ---------          ---------
     Net cash (used in) provided by investing activities                   (55,074)             1,455
                                                                         ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments under capital leases                                    --             (2,419)
     Principal payments under vendor financing                                  --               (682)
     Repayment from term credit facility                                        --             (6,785)
     Proceeds from term credit facility                                         --              1,500
     Proceeds from issuance of stock                                           116             23,188
     Proceeds from issuance of employee stock options                        1,220              1,003
     Proceeds from issuance of Series A Cumulative
     Convertible Preferred Stock                                           408,500                 --
     Issuance costs associated with Series A Cumulative
     Convertible Preferred Stock                                           (17,483)                --
     Stock issuance costs and other charges                                     (9)              (476)
     Repayment of notes payable                                             (8,739)                --
     Purchase of treasury stock                                            (56,750)                --
                                                                         ---------          ---------
Net cash provided by financing activities                                  326,855             15,329
                                                                         ---------          ---------
Net increase in cash and cash equivalents                                  258,772              8,554
                                                                         ---------          ---------
CASH AND CASH EQUIVALENTS, beginning of period                              16,945              3,618
CASH AND CASH EQUIVALENTS, end of period                                 $ 275,717          $  12,172
                                                                         =========          =========

                      The accompanying notes are an integral part of these consolidated financial statements.

                      MOTIENT CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)

1.  ORGANIZATION AND BUSINESS

Overview

Motient owns, operates and develops two-way wireless communications businesses. It is currently developing a satellite communications service via its majority ownership of TerreStar Networks Inc., a development stage company in the process of building its first satellite. Motient also owns and operates a two-way wireless data network (the DataTac network) that it uses to provide its customers with two-way wireless data communication services. Motient also has the capabilities to integrate the DataTac network and its back-office and support systems with convenient and cost-effective access to other wireless data networks, such as the Sprint and Cingular networks. In addition, Motient also owns 49% of Mobile Satellite Ventures, LP (MSV), but does not have operating control of its business.

Motient's Satellite Communications Business - TerreStar Networks Inc.

In February 2002, MSV established TerreStar, as a wholly owned subsidiary of MSV, to develop business opportunities related to the proposed receipt of certain licenses to operate a satellite communications system in the 2 GHz band, also known as the "S-band". On December 20, 2004, MSV issued rights to receive an aggregate of 23,265,428 shares of common stock of TerreStar (representing all of the shares of TerreStar common stock owned by MSV), to the limited partners of MSV, pro rata in accordance with each limited partner's percentage ownership in MSV.

On May 11, 2005, Motient Ventures Holding Inc., or MVH, a wholly owned subsidiary of Motient Corporation, purchased 8,190,008 shares of newly issued common stock of TerreStar from TerreStar for $200 million pursuant to a Purchase Agreement by and between MVH and TerreStar. On the same day, TerreStar was spun-off by MSV to its limited partners and, in connection with that spin-off, Motient acquired ownership of approximately 48% of the issued and outstanding shares of capital stock of TerreStar and the subsequent $200 million stock purchase increased Motient's ownership to its current 61% of TerreStar's issued and outstanding common stock.

Motient also entered into the following agreements in connection with the transaction, all dated May 11, 2005:

     o A Conditional Waiver and Consent Agreement pursuant to which, subject to the satisfaction of certain conditions, Motient has consented in advance to the acquisition of all the MSV interests held by some or all of the other limited partners of MSV, such that the ownership of interests of MSV not held by Motient could be consolidated into a single entity. The terms of such acquisition have yet to be negotiated and may never occur. As the limited partners of MSV other than Motient collectively own 51% of MSV, this transaction could result in a single limited partner, other than Motient, controlling 51% of MSV, giving such limited partner effective control of MSV. In such event, Motient would be entitled to the benefit of a number of minority protection provisions with respect to MSV.

     o A Stockholders' Agreement pursuant to which Motient has the right to designate four of the seven members of the Board of Directors of TerreStar (one of whom must be independent of TerreStar) and contains certain minority protection provisions for the other TerreStar stockholders, including tag-along and preemptive rights, as well as a drag-along provision.

     o An Intellectual Property License Agreement pursuant to which TerreStar received a perpetual, royalty-free license to utilize MSV's patent portfolio, including those patents related to "ancillary terrestrial component", or ATC, technology.

ATC is an FCC granted authority subject to which a Mobile Satellite Service, or MSS, provider can, subject to certain restrictions, integrate a satellite communications system with a terrestrial network. Motient anticipates that TerreStar could use ATC to effectively integrate satellite-based two-way communications services with land-based two-way communications services. Mobile devices using ATC could be used for a myriad of communications applications, including potentially voice, data and video services. ATC can enhance satellite availability, efficiency and economic viability by terrestrially reusing at least some of the frequencies that are allocated to the satellite systems. Without ATC, it may be challenging for mobile satellite systems to reliably serve densely populated areas, because the satellite's signal may be blocked by high rise structures and may not penetrate into buildings. As a result, the satellite spectrum may be underutilized or unused in such areas. The use of ATC retransmission can reduce or eliminate this problem.

ATC could, for instance, eventually allow a user to utilize a mobile phone that would communicate with a traditional land-based wireless network when in range of that network, but communicate with a satellite when not in range of such a land-based network. Ideally, ATC would allow a user to have a communications device that would provide ubiquitous service across North America. TerreStar's ability to effectively use ATC depends on its continued ability to license certain intellectual property from MSV. TerreStar has a perpetual, royalty free license to such technology.

During 2002, TerreStar entered into a contract to purchase a satellite system, including certain ground infrastructure for use with the 2 GHz band. The satellite represents one component of a communications system that would include a spare satellite, ground-switching infrastructure, launch costs and insurance. Total cost of this system could exceed $550 million. In order to finance future payments, TerreStar will be required to obtain additional debt or equity financing, or may enter into various joint ventures to share the cost of development. There can be no assurance that such financing or joint venture opportunities will be available to TerreStar or available on terms acceptable to TerreStar.

Motient's Terrestrial Wireless Business - Motient Communications Inc.

Motient is a provider of two-way, wireless mobile data services and wireless internet services in the top 40 metropolitan statistical areas, or MSA's, in the United States. Owning and operating a wireless radio data network that provides wireless mobile data service to customers, Motient primarily generates revenue from the sale of airtime on its network and from the sale of communications devices, which are manufactured by other companies. Motient's customers use its network and wireless applications for wireless email messaging and wireless data communications services. This enables businesses, mobile workers and consumers to wirelessly transfer electronic information and messages and to wirelessly access corporate databases and the Internet. Motient's network is designed to offer a broad array of wireless data services, such as:

     o mobile data and mobile management systems used by transportation and other companies to wirelessly coordinate remote, mobile assets and personnel;

     o two-way mobile Internet services, including Motient's own eLinkSM wireless email service and the BlackBerry (TM) by Motient wireless email service, each providing personal consumers and corporate customers with wireless access to a broad range of email and information services;

     o wireless data systems used by companies involved in data transmission and processing, used to connect remote equipment, such as wireless point-of-sale terminals, with a central monitoring facility

In addition to selling wireless data services that use our own network, Motient is also a reseller of airtime on the Cingular and Sprint wireless networks. Motient has reseller agreements with these companies that allow it to sell and promote wireless data applications and solutions to customers using these networks, which are more modern and have greater capacity than Motient's own network, while still maintaining a direct relationship with the customer, since "back office" functions like customer support, application design and implementation, and billing, among other support services, are handled by Motient.

These arrangements allow Motient to provide integrated wireless data solutions to our customers using a variety of networks. In December 2004, Motient launched a new set of products and services designed to provide these integrated wireless data solutions to its customers called iMotient Solutions. iMotient allows Motient's customers to use these multiple networks via a single connection to Motient's back-office systems, providing a single alternative for application and software development, device management and billing across multiple networks, including but not limited to GPRS, 1XRTT, and Motient's own DataTac network. Once connected to iMotient, customers will receive our proprietary applications and services that reduce airtime usage, improve performance and reduce costs.

A subscriber's wireless device, which may be mobile or stationary, receives and transmits wireless data messages to and from terrestrial base stations via radio frequencies. Terrestrial messages are then routed to their destination via data switches that Motient owns, which connect to the public data network. Motient's network is a wireless packet-switched network based on technologies developed prior to newer networks built around CDMA or GSM technologies, and, unlike those networks, cannot accommodate wireless telephony.

Over the course of 2004, Motient implemented and completed certain initiatives to rationalize the size of its network, primarily to remove unprofitable base stations and reduce unneeded coverage. During the first quarter of 2005, Motient initiated a plan to refocus its DataTac network primarily on the top 40 MSAs. This plan involved the decommissioning of DataTac network components and termination of service in previously served MSAs other than the top 40. Given the similar coverage profiles of the Cingular and Sprint networks, the significantly increased bandwidth capabilities of these networks relative to DataTac and the concentration of our revenues in the top 40 MSAs, Motient determined that this plan best allowed it to match its network infrastructure costs with our revenue base, while continuing to meet the needs of as many of its customers as possible. This decommissioning was completed in June 2005. Motient has made every effort to provide any impacted customers with alternatives to migrate their services and applications either to its new iMotient Solutions platform, or to other networks using our agreements with RACO Wireless, Inc. and eAccess Solutions, Inc.

Mobile Satellite Ventures LP

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

MSV is also developing a next-generation system; a hybrid satellite/terrestrial wireless network over North America that MSV expects will utilize new satellites working with MSV's patented "ATC" technology. MSV expects to be able to deploy terrestrial two-way wireless network technology in thousands of locations across the United States, allowing subscribers to integrate satellite-based communications services with more traditional land-based wireless communications services. MSV is headquartered in Reston, VA, with an office in Ottawa, ON, Canada.

In May 2005, MSV received FCC authorization to launch and operate a next generation L-Band satellite. This authorization follows the April 2005 Industry Canada authorization to MSV's Canadian affiliate for an L-band satellite. Use of the two authorizations together enables MSV to replace its existing satellites and utilize the full complement of spectrum available to it.

MSV is structured as a limited partnership, of which Motient is one of the limited partners. Motient holds a proportionate ownership interest in the corporate general partner. Motient has certain rights to appoint directors to the sole general partner of the limited partnership, but does not have any direct or indirect operating control over MSV.

Until November 26, 2001, the entity that would become MSV was a majority owned subsidiary of Motient. On that date, Motient sold the assets comprising its satellite communications business as part of a transaction in which certain other parties joined MSV. At the conclusion of this transaction and several minor secondary financings, Motient's ownership interest in MSV was 29.5% (assuming conversion of all outstanding convertible notes). In a subsequent financing on November 12, 2004, Motient acquired additional interests in MSV in exchange for cash and the conversion and cancellation of all outstanding notes issued to Motient by MSV (including all accrued interest thereon), and as a result increased its ownership to 38.6%. In February 2005, Motient acquired additional interests from several other MSV equityholders, increasing its direct and indirect ownership to 49%. Motient cannot increase its ownership of MSV any further without the consent of a supermajority of the MSV equityholders.

For the three and six months ended June 30, 2005, MSV had revenues of $7.5 and $14.7 million, operating expenses of $7.6 and $32.4 million and a net loss of $8.5 and $24.7 million, respectively. To the extent that MSV will need future cash to support its operations, Motient is under no contractual obligation to provide it, and the value of our investment in MSV could be negatively impacted if MSV cannot meet any such funding requirements.


2.  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company and are unaudited. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year. In the opinion of management, all adjustments (consisting of normal recurring adjustments unless otherwise indicated) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2005, and for all periods presented, have been made. Footnote disclosure has been condensed or omitted as permitted in interim financial statements.

Consolidation

The consolidated financial statements include the accounts of Motient and its wholly and majority-owned subsidiaries. All significant inter-company transactions and accounts have been eliminated.

Cash Equivalents

The Company considers highly liquid investments with original or remaining maturities at the time of purchase of three months or less to be cash equivalents.

Short-term Investments

The Company considers highly liquid investments with original or remaining maturities at the time of purchase of between three months and one year to be short-term investments.

Restricted Investments

The Company considers investments segregated for a specific contractual purpose such as collateral or payment of a future obligation to be restricted cash. Restricted cash includes interest payable on Series A Cumulative Convertible Preferred Stock and is presented separately on the Consolidated Balance Sheet.

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

Business Combinations

The Company accounts for Business Combinations under SFAS No. 141, "Business Combinations". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill.

Impairment

The Company reviews and accounts for asset impairment under SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadens the presentation of discontinued operations to include more disposal transactions. The Company reviews its assets for impairment at a minimum, on an annual basis, and immediately recognizes an impairment in interim periods.

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

In December 2003, the Staff of the SEC issued SAB No. 104, "Revenue Recognition", which supersedes SAB No. 101, "Revenue Recognition in Financial Statements". SAB No. 104's primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple-element revenue arrangements and to rescind the SEC's "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" ("FAQ") issued with SAB No. 101. Selected portions of the FAQ have been incorporated into SAB No. 104. The adoption of SAB No. 104 did not have a material impact on the Company's revenue recognition policies.

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

Revenue is recognized as follows:

Service revenue: Revenues from the Company's wireless services are recognized when the services are performed, evidence of an arrangement exists, the fee is fixed and determinable and collectability is probable. Service discounts and incentives are recorded as a reduction of revenue when granted, or ratably over a contract period. The Company defers and amortizes any revenue and costs associated with activation of a subscriber over an estimated customer life of two years.

The Company packages airtime usage that involves a wide variety of volume packaging, anything from a 35 kilobytes per month plan up to unlimited kilobyte usage per month, with various gradations in between. Discounts may be applied when comparing one customer to another, and such service discounts are recorded as a reduction of revenue when granted.

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

As of June 30, 2005 and 2004, the Company had capitalized a total of $0.3 million and $2.4 million of deferred equipment revenue, respectively, and had deferred equipment costs of $0.2 million and $2.4 million, respectively.

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

Authorized Shares

On June 15, 2005, the stockholders of Motient Corporation voted to amend the certificate of incorporation of the Corporation to increase the authorized number of shares of common stock, $0.01 par value, of the Corporation from 100,000,000 shares to 200,000,000 shares.

Stock Options

On June 15, 2005, the stockholders of Motient Corporation voted to amend the Company's 2002 Stock Option Plan to increase the number of shares of the Company's common stock authorized to be issued under the plan by 2,500,000 shares.

Restructuring and Impairment Charges

In February 2004 and March 2005, the Company reduced its workforce by 54 and 11 employees, respectively. In accordance with SFAS No. 112, "Employers' Accounting for Post-employment Benefits - an amendment of FASB statements No. 5 and 43", the Company recorded a liability for the severance, employee benefits and estimated payroll taxes of $1.1 million and $0.1 million respectively related to the reductions in workforce.

In June 2004, the Company recorded a restructuring charge of $5.1 million related to certain network rationalization initiatives, consisting of base station deconstruct costs of $0.5 million, the loss on the retirement of certain base station equipment of $2.8 million and termination liabilities of $1.8 million for site leases no longer required for removed base stations. Of these amounts, as of June 30, 2005, the Company had incurred base station deconstruct costs of $0.5 million, the loss on the retirement of certain base station equipment of $2.8 million and termination liabilities of $1.3 million for site leases no longer required for removed base stations. The Company recorded these charges in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities".

In June 2005, the Company recorded a restructuring charge of $5.6 million related to additional network rationalization initiatives, consisting of base station deconstruct costs of $0.1 million, the loss on the cancellation of frequencies of $3.6 million and termination liabilities of $1.9 million for site leases no longer required for removed base stations. Of these amounts, as of June 30, 2005, the Company had incurred base station deconstruct costs of less than $0.1 million, the loss on the cancellation of frequencies of $3.6 million and termination liabilities of $0.1 million for site leases no longer required for removed base stations. The Company recorded these charges in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". In January, 2005 the Company identified the base station equipment associated with the 2005 rationalization and adjusted their remaining useful lives for depreciation purposes, resulting in approximately $1.8 million of accelerated depreciation expense. The Company recorded these charges in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets".

Research and Development Costs

Research and development costs are expensed as incurred. Such costs include development efforts on the TerreStar satellite system and expenses associated with external development agreements. We expect these costs from TerreStar to increase in the future as development efforts on its satellite system accelerate.

Advertising Costs

Advertising costs (inclusive of airtime commissions) are charged to operations in the year incurred.

Stock-Based Compensation

The Company accounts for stock options issued to non-employees, under Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation". The Company's issuance of employee stock options is accounted for using the intrinsic value method under APB Opinion No. 25, Accounting for Stock issued to Employees ("APB 25").

Statement of Financial Accounting Standards No. 123 "Accounting for Stock -- based Compensation", ("SFAS No. 123") as amended by Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation -- Transition and Disclosure" requires the Company to provide pro forma information regarding net earnings and earnings per common share as if compensation cost for the Company's stock options had been determined in accordance with the fair value based method prescribed in SFAS No. 123.

We have generally granted stock options to our employees at exercise prices equal to or greater than the fair value of the shares at the date of grant and accounted for these stock option grants in accordance with APB 25. Under APB 25, when stock options are issued with an exercise price equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized in the statement of operations. Because we recognized that APB 25 was in the process of being rescinded, in 2004 we amended our stock option plan to provide for the grants of restricted stock and other forms of equity compensation in addition to stock options. In December 2004, APB 25 was replaced by Statement of Financial Accounting Standards No. 123 (Revised) ("Statement 123(R)"), which will be effective for all accounting periods beginning after December 15, 2005. The Company will adopt Statement 123(R) on January 1, 2006, and will be required to recognize an expense for the fair value of its outstanding stock options. Under Statement 123(R), the Company must determine the transition method to be used at the date of adoption, the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. The transition methods include prospective and retroactive adoption methods. Under the retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective option requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of Statement 123(R), while the retroactive option would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. Both transition methods would require management to make accounting estimates. The Company has not yet concluded which method it will utilize, nor has it determined what the impact will be on its earnings per share.

The following table illustrates the effect on income (loss) attributable to common stockholders and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                       Three Months      Three Months       Six Months        Six Months
                                                      Ended June 30,    Ended June 30,    Ended June 30,    Ended June 30,
                                                           2005              2004              2005              2004
                                                           ----              ----              ----              ----
Net loss available to common stockholders,
 as reported                                             $(22,868)       $(23,112)           $(51,408)       $(36,629)
(Deduct)/Add: Stock-based employee compensation
   expense included in net loss, net of related tax
   effects                                                   (270)          2,435              11,299           3,877
(Deduct)/Add: Total stock-based employee
   compensation (expense) income determined under
   fair value based method for all awards, net of
   tax related effects                                       (229)             11             (13,169)           (428)
                                                         --------        --------            --------        --------
Pro forma net loss                                        (23,367)        (20,666)            (53,278)        (33,180)
Weighted average common shares outstanding                 63,762          29,338              61,683          27,285
Loss per share:
   Basic and diluted---as reported                       $  (0.36)       $  (0.79)           $  (0.83)       $  (1.34)
   Basic and diluted---pro-forma                         $  (0.37)       $  (0.70)           $  (0.86)       $  (1.22)


Under SFAS No. 123 the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                              Three Months           Three Months             Six Months               Six Months
                             Ended June 30,         Ended June 30,          Ended June 30,           Ended June 30,
                                  2005                    2004                    2005                     2004
                                  ----                    ----                    ----                     ----
Expected life (in
years)                                9                      9                       10                      10
Risk-free interest rate           2.85%              .88%-.93%              2.28%-2.85%               .88%-.93%
Volatility                         773%              146%-162%                456%-773%               146%-162%
Dividend yield                       0%                     0%                       0%                      0%

Segment Disclosures

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", requires companies to report financial and descriptive information about their reportable operating segments, including segment profit or loss, certain specific revenue and expense items and segment assets as well as information about the revenues derived from the company's products and services and major customers. This statement requires the use of the management approach to determine the information to be reported. The management approach is based on the way management organizes the enterprise to assess performance and make operating decisions regarding the allocation of resources. It is management's opinion that the Company has two reportable segments, Motient Communications and TerreStar Networks Inc. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

The Company's core customer base can be generally divided into six broad categories, Wireless Internet, Field Services, Transportation, Telemetry, iMotient and Other. Wireless Internet primarily consists of customers using the Company's network and applications to access certain internet functions, like email. Devices and airtime used by transportation and shipping companies, or by personnel in the field service industries (such as repair personnel), for dispatching, routing and other vital communications functions are known as transportation and field service, respectively. Telemetry typically covers devices and airtime to connect remote equipment, such as wireless point-of-sale terminals, with a central monitoring facility. iMotient consists of integrated wireless data solutions revenues through the resale of airtime on the Cingular and Sprint wireless networks. Other revenues may consist of sales commissions, consulting fees or other fees. The following summarizes the Company's core wireless business revenue by these market categories (in thousands):

                                  Three Months         Three Months          Six Months            Six Months
                                 Ended June 30,       Ended June 30,       Ended June 30,        Ended June 30,
                                      2005                 2004                2005                  2004
                                      ----                 ----                ----                  ----
Summary of Revenue
------------------
Wireless Internet                  $ 2,033              $ 5,231              $ 4,680              $11,592
Transportation                         467                  884                1,008                1,799
Field services                         135                1,529                  891                3,253
Telemetry                              443                  595                  889                1,177
iMotient                                75                   --                   83                   --
All Other                              118                1,917                  250                2,296
                                   -------              -------              -------              -------
    Service revenue                  3,271               10,156                7,801               20,117
    Equipment revenue                  274                1,283                  757                2,822
                                   -------              -------              -------              -------
      Total Revenue                $ 3,545              $11,439              $ 8,558              $22,939
                                   =======              =======              =======              =======

The Company does not measure ultimate profit and loss or track its assets by these market categories. TerreStar does not currently generate any revenues and we do not anticipate that it will do so until 2008. Additional financial information concerning the Company's reportable segments is shown in the following table (in thousands):

                               Three Months Ended June 30, 2005        Six Months Ended June 30, 2005
                                  Motient   TerreStar      Total       Motient   TerreStar       Total
                                  -------   ---------      -----       -------   ---------       -----
Operating (loss)                $(16,758)    $(1,096)   $(17,854)     $(38,210)    $(1,096)    $(39,306)
Depreciation expense              $3,020        $---      $3,020        $5,403        $---       $5,403
Amortization expense              $1,296        $733      $2,029        $2,592        $733       $3,325
Identifiable assets                   NA          NA          NA      $742,020     278,710   $1,020,730
Capital expenditures                 $20        $---         $20           $36        $---          $36

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

As of June 30, 2005 there were 408,500 shares of Series A Cumulative Convertible Preferred Stock entitled to be converted into a total of 12,255,000 shares of common stock, shares that were not included in this calculation because of their antidilutive effect for the three and six months ended June, 2005. Options and warrants to purchase shares of common stock were not included in the computation of loss per share as the effect would be antidilutive for all periods. As a result, the basic and diluted earnings per share amounts for all periods presented are the same. As of June 30, 2005 and 2004, there were warrants to acquire approximately 6,887,551 and 6,664,962, respectively, shares of common stock and options outstanding for 410,339 and 1,554,867, shares of TerreStar common stock and options outstanding for 1,341,324 and 0, respectively, that were not included in this calculation because of their antidilutive effect for the three months ended June 30, 2005 and 2004.

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

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs: an amendment of ARB No. 43, Chapter 4", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the provisions of SFAS No. 151, when applied, will have an impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets -- An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (SFAS 153). SFAS 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by the Company in the third quarter of 2005. The Company does not expect that the adoption of SFAS 153 will have a material effect on our results of operations as the Company currently does not and does not expect to exchange any non-monetary assets.

Related Parties

The Company made cash payments of $286,000 and $1,478,000 to related parties for service-related obligations for the three and six-month periods ended June 30, 2005, as compared to $570,000 and $771,000 for the three and six-month periods ended June 30, 2004. These payments were primarily made to CTA, a consulting and private advisory firm specializing in the technology and telecommunications sectors. CTA has been engaged to act as chief restructuring entity of Motient. As consideration for this work, Motient has agreed to pay to CTA a monthly fee of $60,000.

In February 2005, the board approved a success-based consulting fee of $3,709,796, payable 60% to CTA and certain of its affiliates, and 40% to The Singer Children's Management Trust, a trust established for the benefit of the children of Gary Singer, a former lender under the 2003 Term Credit Agreement and the brother of Steven Singer, Motient's chairman of the board. The fee was paid in cash and stock, and was related to the closing of Motient's acquisition of certain interests in MSV. Such fee is equal to 1% of the aggregate consideration paid by Motient for such MSV interests.


3.  COMMITMENTS AND CONTINGENCIES

As of June 30, 2005, the Company had no contractual inventory commitments.

UPS Deposits and Deferred Revenue
---------------------------------

In December 2002, Motient entered into an agreement with UPS pursuant to which UPS prepaid an aggregate of $5 million in respect of network airtime service to be provided beginning January 1, 2004. As of June 30, 2005, the Company's remaining airtime service obligation to UPS in respect of the prepayment was approximately $3.7 million. In April 2005, this agreement was amended to require that UPS use at least $1.5 million of airtime between January 1, 2005 and March 31, 2006, and in exchange, Motient would repay in April 2006, in cash, an amount equal to the amount of airtime used by UPS during such period. Both UPS' usage and Motient's repayment will be credited against the remaining airtime obligation. As a result of this amendment, the maximum prepaid airtime service obligation will be $0.7 million in May 2006. The parties have not yet reached agreement regarding the use or repayment of any remaining prepaid airtime service obligation, but Motient can provide no assurance that it will not be required to repay such amount to UPS.

Series A Cumulative Convertible Preferred Stock
-----------------------------------------------

The Company accounts for Series A Cumulative Convertible Preferred Stock under Accounting Series Release 268. "Redeemable Preferred Stocks". On April 15, 2005, Motient sold 408,500 shares of Series A Cumulative Convertible Preferred Stock, $0.01 par value in a private placement exempt from the registration requirements of the Securities Act of 1933. Motient received cash proceeds, net of $17.5 million in placement agent commissions and other fees (before escrowing a portion of the proceeds as required under the terms of the preferred stock, described below) of approximately $391 million. The purchasers under the Securities Purchase Agreement included most of the purchasers from Motient's November 2004 private placement, as well as several new investors.

In connection with the sale of preferred stock, Motient also entered into a registration rights agreement with the purchasers. Under this agreement, Motient is obligated to use its reasonable best efforts to cause a registration statement on Form S-1 (or if available S-3) relating to the resale by the purchasers of the Motient shares of common stock issuable upon conversion of the preferred stock or the warrants issued in connection therewith, to cause the registration statement to become effective as soon as possible, but in no event later than (i) August 8, 2005 if the registration statement is not reviewed by the Securities and Exchange Commission (the "SEC") or (ii) September 7, 2005 if the Registration Statement is reviewed by the SEC.

In connection with the sale of the preferred stock, Motient granted warrants exercisable for an aggregate of 154,109 shares of Motient common stock to the purchasers. The warrants have a term of five years and an exercise price equal to $26.51 per share. Each warrant shall become exercisable if the registration statement is not filed or declared effective in accordance with the time limits described above, or if the registration statement is filed and declared effective but shall thereafter cease to be effective for a period of time that exceeds 30 days in the aggregate in any twelve-month period. Each warrant will vest as to 1/365th of the shares of common stock underlying the warrant for (i) each day after June 24, 2005 on which the registration statement has not yet been filed, (ii) each day after August 8, 2005 or September 7, 2005, as applicable, that the registration statement has not been declared effective or
(iii) each day after the registration statement first becomes effective that Motient is unable to keep it effective in accordance with the time periods and terms described above. As of June 30, 2005, the Company had not assigned a fair value to these warrants as none of the warrants have vested and are not expected to vest.

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

     o Upon a change in control of Motient, each holder of Series A Preferred shall be entitled to require Motient to redeem such holder's shares of Series A Preferred for an amount in cash equal to $1,080 per share plus all accrued and unpaid dividends on such shares. In addition, if the change in control takes place prior to April 15, 2007 (or if any amounts remain in the escrow account on such date), the holder electing to have such shares redeemed will be entitled to the Escrow Portion remaining as to such share.

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


4.  LEGAL AND REGULATORY MATTERS

Legal

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

Regulation

Overview

Motient's wireless communications businesses are regulated to varying degrees at the federal, state and local levels. Various legislative and regulatory proposals under consideration from time to time by Congress and the FCC have in the past materially affected and may in the future materially affect the telecommunications industry in general, and Motient's wireless businesses in particular. The following is a summary of significant laws, regulations and policies affecting the operation of Motient's wireless businesses. In addition, many aspects of regulation at the federal, state and local level currently are subject to judicial review or are the subject of administrative or legislative proposals to modify, repeal, or adopt new laws and administrative regulations and policies. Neither the outcome of these proceedings nor their impact on Motient's operations can be predicted at this time.

Regulation Of Our DataTac Network

The ownership and operation of Motient's DataTac network is subject to the rules and regulations of the FCC, which acts under authority established by the Communications Act of 1934, as amended, and related federal laws. Among other things, the FCC allocates portions of the radio frequency spectrum to certain services and grants licenses to and regulates individual entities using that spectrum. Motient operates pursuant to various licenses granted by the FCC.

Motient's FCC licenses are subject to restrictions in the Communications Act that (i) some FCC licenses may not be held by a corporation of which more than 20% of its capital stock is directly owned of record or voted by non-U.S. citizens or entities or their representatives and (ii) no such FCC license may be held by a corporation controlled by another corporation, referred to as indirect ownership, if more than 25% of the controlling corporation's capital stock is owned of record or voted by non-U.S. citizens, entities or their representatives, if the FCC finds that the public interest is served by the refusal or revocation of such license. However, with the implementation of the Basic Telecommunications Agreement, negotiated under the auspices of the World Trade Organization and to which the United States is a party, the FCC will presume that indirect ownership interests in our FCC licenses in excess of 25% by non-U.S. citizens or entities will be permissible to the extent that the ownership interests are from World Trade Organization-member countries. If the 25% foreign ownership limit is exceeded, the FCC could take a range of potential actions that could harm Motient's business.

The FCC licenses used for the DataTac network are renewable, site-based, 800 MHz licenses, granted for a term of 10 years. Renewal is granted in the ordinary course for 800 MHz licenses like those which Motient holds. As a commercial mobile radio service provider in the 800 MHz terrestrial business, Motient is regulated as a common carrier. Motient must therefore offer service at just and reasonable rates on a first-come, first-served basis, without any unjust or unreasonable discrimination, and Motient is subject to the FCC's complaint processes. The FCC has decided not to apply or to withhold its right, at this time, to apply numerous common carrier provisions of the Communications Act to commercial mobile radio service providers. In particular, Motient is not subject to traditional public utility rate-of-return regulation, and is not required to file tariffs with the FCC.

In order to address certain concerns from wireless users in the public safety community, such as fire and police departments, on July 8, 2004, the FCC approved adoption of a reconfiguration plan for the 800 MHz spectrum band. Under the plan, Nextel Communications Inc. will occupy spectrum in the 1.9 GHz band in exchange for, among other things, (1) relocating and retuning public safety licensees in the 800 MHz band, and (2) consolidating its own 800 MHz frequencies in the so-called "upper 800" MHz band. On April 8, 2004, Motient has filed a request with the FCC asking that the FCC relocate its 800 MHz band frequencies into the "Guard Band", which is that portion of the 800 MHz frequency band immediately adjacent to the upper-800 as part of the 800 MHz reconfiguration plan. On August 6, 2004, the FCC released the text of its July 8, 2004 order. The text of the order did not grant Motient's request, but neither did it explicitly deny it. On December 2, 2004, Motient filed comments with the FCC seeking to clarify and implement Motient's original request of April 8, 2004. On December 22, 2004, the FCC clarified that Motient would generally be allowed, subject to certain conditions, to move its 800 MHz frequencies to the upper-800 MHz band. Motient cannot assure you that its operations will be not affected by the adoption or implementation of this order or any subsequent addenda.

As a result of our ongoing network rationalization efforts, some of our 800 MHz FCC licenses have been lost and others may be lost in the future in markets to which we are discontinuing service. We believe that the value of our FCC licenses in these smaller markets is very small compared to the value of our FCC licenses in the top 40 MSAs. While we are taking steps to avoid this possibility, and while we believe that any such losses would not be material to our business, we can provide no assurance that any such losses would not negatively impact our business.

Regulation Of TerreStar

ATC

In February 2003, the FCC adopted an order governing ancillary terrestrial component, or ATC, technology, giving mobile satellite operators broad authority to use their assigned spectrum to operate an ATC system. This order was applicable to both the L-band (MSV) and the S-band (TerreStar). The ATC Order established a set of preconditions and technical limits for ATC operations, as well as an application process for ATC approval of the specific system incorporating the ATCs that the licensee intends to use. On November 18, 2003, MSV filed an application with the FCC to expand the use of its L-band spectrum and construct its next-generation hybrid network with ATC. On November 8, 2004, the FCC issued an order granting MSV the first ATC license ever granted by the FCC. The FCC also approved several of MSV's waiver requests, allowing MSV to further enhance its service coverage, but it specifically deferred its ruling on other MSV waiver requests. The order sets forth various limitations and conditions necessary to the use of ATC by MSV, but there can be no assurances that such conditions will be satisfied by MSV, or that such limitations will not be unnecessarily burdensome to MSV. One of MSV's competitors has asked the FCC to review the November 8, 2004 decision. We cannot predict the outcome of this review. On February 25, 2005, the FCC issued a revised set of rules following a detailed multi-year process for the use of ATC. The rules expanded the technical and operational flexibility of ATC Services allowing for greater capacity in both the uplink and downlink directions.

TerreStar has not applied for ATC authority, and there are several regulatory conditions that must be satisfied prior to any grant of ATC authority by the FCC to TerreStar. As a result, Motient can provide no assurances that ATC authority will be granted if and when TerreStar applies for such authority.

TerreStar Licenses

TMI holds the approval issued by Industry Canada for a 2 GHz space station authorization and related spectrum licenses for the provision of Mobile Satellite Service, or MSS, in the 2 GHz band, as well as an authorization from the FCC for the provision of MSS in the 2 GHz band. These authorizations are subject to various milestones relating to the construction, launch and operational date of the system. TMI is contractually obligated to transfer the authorizations to an entity designated by TerreStar that is eligible to hold the authorizations, subject to obtaining the necessary regulatory approvals.

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

In June 2004, upon review of the International Bureau's decision, the FCC agreed to waive aspects of the first milestone requirement applicable to TMI's MSS authorization and, therefore reinstated that authorization, along with the application to transfer TMI's MSS authorization to TerreStar. The FCC also modified the milestone schedule applicable to TMI's MSS authorization. TMI recently certified to the FCC its compliance with the second and third milestones under its MSS authorization. The FCC is currently reviewing that certification for compliance with the requirements of TMI's MSS authorization. The application to transfer TMI's MSS authorization to TerreStar is still pending before the FCC. The remaining milestones relate to satellite launch and operation, and are in November 2007 and 2008, respectively.

Currently, spectrum in the 2 GHz MSS band is assigned pro rata among the existing licensees. TMI's current spectrum assignments from the FCC and Industry Canada reflect the cancellation of licenses of three of the eight entities that were authorized to provide 2 GHz MSS in 2001: Mobile Communications Holding Inc.
(MCHI), Constellation Communications Holdings, Inc. (Constellation), and Globalstar LP. Globalstar LLC, the successor-in-interest to Globalstar LP, along with another interested entity, Globalstar Satellite LP, has collectively challenged cancellation of its license on reconsideration to the FCC. MCHI and Constellation have jointly challenged cancellation of their licenses on appeal to the U.S. Court of Appeals for the D.C. Circuit. If any or all of those licenses were reinstated, TMI would likely have access to less spectrum than it would otherwise. The FCC has not yet redistributed spectrum surrendered in March 2005 by three of the then remaining five 2 GHz MSS licensees to the current remaining two 2 GHz MSS licensees. Although the FCC's rules presume that such redistribution shall be made in the case of the fourth and fifth license surrenders, there is no guarantee that the FCC will follow that presumption, or that Industry Canada would make consequential amendments to the spectrum assignment contained in TMI's Industry Canada authorization. The FCC has issued two Public Notices concerning these matters. One public notice deals with the distribution of the spectrum previously assigned to the fourth and fifth licenses and the other deals with the spectrum held by the third licensee. We can provide no assurance regarding the outcome of these matters.

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

The 2 GHz MSS band and certain adjacent bands are currently occupied by broadcast auxiliary service licensees, cable television relay service licensees, local television transmission service licensees, fixed service licensees, and certain other licensees. Most if not all of those licensees, and especially those in the 2 GHz MSS uplink at 2000-2020 MHz, will need to relocate their operations to a new band to accommodate 2 GHz MSS and other new entrants. As a 2 GHz MSS entrant, TMI and/or TerreStar may be obligated to compensate those incumbent licensees for their relocation costs and for the costs of providing "comparable facilities" to them. Under a separate FCC Order, Nextel Communications Inc. (Nextel) must relocate incumbent licensees in the 1990-2025 MHz band by September 6, 2007. TMI and TerreStar have filed a Petition for Reconsideration asking that the FCC clarify the reimbursement obligations of 2 GHz MSS licensees to Nextel, but the FCC has not yet acted on that Petition. It is thus unclear what the potential reimbursement liability of TerreStar will be with regard to Nextel's costs in that relocation process. Even if Nextel bears all costs of relocating incumbent licensees in the 1990-2025 MHz band, TMI and/or TerreStar will still likely be responsible for relocating certain incumbent licensees in the 2165-2200 MHz band, although it may have the right to recoup certain costs from wireless entrants in the 2165-2180 MHz band.


5.  TERRESTAR ACQUISITION

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

On May 11, 2005, Motient Ventures Holding Inc., or MVH, a wholly owned subsidiary of Motient Corporation, purchased 8,190,008 shares of newly issued common stock of TerreStar from TerreStar for $200 million pursuant to a Purchase Agreement by and between MVH and TerreStar. On the same day, TerreStar was spun-off by MSV to its limited partners and, in connection with that spin-off, Motient acquired ownership of approximately 48% of the issued and outstanding shares of capital stock of TerreStar and the subsequent $200 million stock purchase increased Motient's ownership to its current 61% of TerreStar's issued and outstanding common stock.

Assets acquired and liabilities assumed in the business combination was recorded on the Company's Consolidated Balance Sheet as of the acquisition date based upon their fair values at such date. The results of operations of the business acquired by the Company have been included in the Company's Statements of Operations since its date of acquisition. Approximately $78 million was allocated to intangible assets that include the rights to receive licenses in the 2 GHz band and other intangibles. These intangible assets are being amortized over an average life of 15 years. The allocation is calculated as follows (in thousands):

Purchase price                                           $ 200,000
Minority interest                                          39.1455%
                                                         ---------
   Subtotal                                                 78,291
                                                         ---------

Increase in Motient ownership                                 13.4%
TerreStar net book value before purchase                       643
                                                         ---------
   Add: Motient interest in increased book value                86
                                                         ---------
Remaining value allocated to FCC license rights &
other intangible assets                                  $  78,377
                                                         =========

There was no excess purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed allocated to goodwill. In certain circumstances, the allocation of the purchase price is based upon preliminary estimates and assumptions. Accordingly, the allocations are subject to revision when the Company receives final information and other analyses. Revisions to the fair values, which may be significant, will be recorded by the Company as further adjustments to the purchase price allocations.

For additional information regarding TerreStar, see Note 1. Organization and Business as well as Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Pro Forma Financial Data

The following table sets forth our unaudited pro forma results of operations for the six months ended June 30, 2005 and 2004, reflecting our acquisition of TerreStar Networks Inc. The pro forma results are based on our historical financial statements and the historical financial statements of the operations of TerreStar. The unaudited pro forma statements of operations give effect to the transaction as if the transaction occurred on January 1, 2005 and 2004, respectively. The pro forma financial results are presented for informational purposes only and are not intended to be indicative of either future results of our operations or results that might have been achieved had the transactions actually occurred since the beginning of the fiscal periods.

                      Motient Corporation and Subsidiaries
                         Selected Consolidated Pro-forma
                              Results of Operations
                              ---------------------
                                                  Six Months Ended
                                                  ----------------
                                     June 30, 2005                June 30, 2004
                                     -------------                -------------
Net Sales                                $8,558                      $22,939
Operating Loss                         $(43,942)                    $(25,548)
Operating loss, per share                $(0.71)                      $(0.94)

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

Statements regarding factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, those under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Overview of Liquidity and Risk Factors," and elsewhere in this quarterly report. All of our subsequent written and oral forward-looking statements or statements that may be attributed to us are expressly qualified in their entirety by the cautionary statements referred to above and contained elsewhere in this quarterly report on Form 10-Q. You should carefully review the risk factors described in our other filings with the Securities and Exchange Commission from time to time, including the risk factors contained in our registration statements on Form S-1, and our reports on Form 10-K and 10-Q to be filed after this quarterly report, as well as our other reports and filings with the SEC.

Our forward-looking statements are based on information available to us today, and we will not update these statements. Our actual results may differ significantly from the results discussed in these statements.

Overview

Motient owns, operates and develops two-way wireless communications businesses. In addition to our own two-way wireless data network (our DataTac network) which we use to provide our customers with two-way wireless data communication services, we have the capabilities to provide our customers with convenient access to other wireless data networks, such as the Sprint and Cingular networks. We also are in the process of developing a satellite communications service via our 61% ownership of TerreStar Networks Inc., a development stage company in the process of building its first satellite. We acquired our ownership in TerreStar in May 2005. TerreStar was formerly a subsidiary of another satellite communications company, Mobile Satellite Ventures, LP, or MSV, as it is commonly known. We own 49% of MSV, but do not have operating control of its business and do not consolidate its financial statements into Motient.

Our Terrestrial Wireless Business

We are a provider of two-way, wireless mobile data services and mobile Internet services in the top 40 MSAs in the United States. Owning and operating a wireless radio data network that provides wireless mobile data service to customers, we generate revenue primarily from the sale of airtime on our network and from the sale of communications devices to our customers. Our customers use our network and our wireless applications for wireless email messaging and wireless data transmission, enabling businesses, mobile workers and consumers to wirelessly transfer electronic information and messages and to access corporate databases and the Internet.

In addition to selling wireless data services that use our own network, Motient is also a reseller of airtime on the Cingular and Sprint wireless networks. These arrangements allow Motient to provide integrated wireless data solutions to its customers using a variety of networks. In December 2004, Motient launched a new set of products and services designed to provide these integrated wireless data solutions to its customers called iMotient Solutions TM. iMotient allows Motient's customers to use these multiple networks via a single connection to Motient's back-office systems, providing a single alternative for application and software development, device management and billing across multiple networks, including but not limited to GPRS, 1XRTT and our own DataTac network. Once connected to iMotient, customers receive proprietary applications and services that reduce airtime usage, improve performance and reduce costs. Motient has not yet generated material revenues from iMotient Solutions, but it anticipates that iMotient revenues will increase over the course of 2005. Motient cannot anticipate whether these revenues will increase rapidly enough to offset anticipated revenue declines in other segments of its business.

Of our revenues, for the six months ended June 30, 2005, approximately 53% were generated in connection with our BlackBerry TM by Motient wireless email service and our own eLinkSM wireless email service, our "Wireless Internet" market segment. These wireless email services are utilized by our customers primarily in conjunction with Research In Motion's RIM 850 and 857 wireless handheld devices, which are no longer produced by Research in Motion.

We believe that consumers, in general, wish to use and purchase wireless internet devices that cannot be supported on our DataTac network, such as wireless internet devices that are data and voice capable. We expect our revenues from these products will continue to decline, but we will attempt to capture revenue from the migration of our wireless internet customers to newer technologies through, among other alternatives, our reseller agreements with RACO Wireless, Inc. and eAccess Solutions, Inc., which allows us to receive a one-time commission for signing up customers to use alternative network providers wireless internet service. Motient is currently exploring ways to offer Wireless Internet services under our iMotient Solutions TM platform, but Motient can make no assurances that it will ever be able to effectively offer such a product.

Over the course of 2004, Motient implemented and completed certain initiatives to rationalize the size of its network, primarily to remove unprofitable base stations and reduce unneeded capacity and coverage. During the first quarter of 2005, Motient announced a plan to refocus its DataTac network primarily on the top 40 Metropolitan Statistical Areas (MSAs), and in the second quarter of 2005, we deconstructed DataTac network components and terminated service in previously served MSAs above the top 40. Given the similar coverage profiles of the Cingular and Sprint networks, the significantly increased bandwidth capabilities of these networks relative to the DataTac network and the concentration of our revenues in the top 40 MSAs, we determined that this plan best allowed us to match our network infrastructure costs with our revenue base, while continuing to meet the needs of as many of our customers as possible. Although these actions will result in a decline in our revenues, we believe that the initial revenue decline will be offset by a reduction in our network operating costs. These network changes may put negative pressure on our revenues in all market segments in 2005 as customers may elect to pursue other alternative network carriers with alternative coverage. We are making every effort to retain our customers or migrate them to our iMotient Solutions TM product and services, but Motient can make no assurances that it will be able to retain these customers.

Our Satellite Communications Business - TerreStar Networks Inc.

On May 11, 2005, we acquired a 61% ownership interest in, and operating control over, TerreStar Networks Inc. Prior to that date, TerreStar was a subsidiary of MSV established to, among other things, develop a satellite communications system in the 2 GHz frequency band, often known as the "S-band". We acquired our ownership interest in TerreStar when, in conjunction of a spin-off of TerreStar to the owners of MSV, we purchased an additional $200 million of newly issued TerreStar common stock. In conjunction with this transaction, TerreStar also received a perpetual, royalty-free license to utilize MSV's patent portfolio, including those patents related to "ancillary terrestrial component", or ATC, which we anticipate will allow us to deploy a communications network that seamlessly integrates satellite and terrestrial communications, giving a user ubiquitous wireless coverage across North America. Approximately $78 million was allocated to intangible assets that include the rights to receive licenses in the 2 GHz band and other intangibles. The allocation is calculated as follows (in thousands):

Purchase price                                                  $ 200,000
Minority interest                                                 39.1455%
                                                                ---------
   Subtotal                                                        78,291
                                                                ---------

Increase in Motient ownership                                        13.4%
TerreStar net book value before purchase                              643
                                                                ---------
   Add: Motient interest in increased book value                       86
                                                                ---------
Remaining value allocated to FCC license rights
& other intangible assets                                       $  78,377
                                                                =========


By offering Mobile Satellite Service, or MSS, in the S-band in conjunction with ATC, TerreStar can effectively deploy a hybrid satellite and terrestrial wireless communications network. This network could, for instance, eventually allow a user to utilize a mobile device that would communicate with a traditional land-based wireless network when in range of that network, but communicate with a satellite when not in range of such a land-based network. These mobile devices could be used for a myriad of communications applications, including potentially voice, data and video services.

TerreStar is currently in the process of building its first satellite pursuant to a construction contract with Space Systems/Loral, Inc. This satellite is scheduled to be completed in November 2007, with commercial operations scheduled to begin in 2008. Once launched, the satellite, with an antenna almost sixty feet across, will be able to communicate with terrestrial base stations and standard wireless devices. The construction, launch and operation of this satellite will require significant additional capital, with satellite construction costs alone expected to exceed $550 million, paid out over the next several years.

Our ability to offer these services depends on TerreStar's right to receive certain regulatory authorizations allowing it to provide MSS in the S-band. In order to use ATC, TerreStar will need to apply for authority with the FCC, which has not yet done. These authorizations are subject to various regulatory milestones relating to the construction, launch and operational date of the satellite system required to provide this service.

Over the course of 2005 through 2008, we expect that TerreStar will continue to work on building, testing and deploying its satellite communications system, which will require large capital expenditures, as well as the incurrence of significant operating expenses. During this period, we do not expect that TerreStar will generate any revenues. Therefore, we anticipate that TerreStar will generate operating losses during this period. We anticipate that TerreStar will not be in a position to generate revenues from business operations until 2008 at the earliest.

Summary of Risk Factors

In addition to the challenge of growing revenue as described above, our future operating results could be adversely affected by a number of uncertainties and factors, including:

     o We Are Not Cash Flow Positive, And We Will Need Additional Liquidity To Fund Our Operations And Fully Fund All Of The Necessary TerreStar Capital Expenditures.
     o    We Will Continue To Incur Significant Losses.
     o We May Not Be Able To Realize Value From Our Investment In TerreStar Or MSV Due To Risks Associated With Their Next-Generation Business Plans.
     o    We May Not Be Able To Effectively Execute TerreStar's Business Plan.
     o Funding Requirements For TerreStar May Jeopardize Our Investment In, And Control Over, TerreStar.
     o We Could Lose Market Share And Revenues As A Result Of Increasing Competition From Companies In The Wireless Communications Industry That Have Greater Resources, Name Recognition And Newer Technologies.
     o We Generate A Large Part Of Our Revenues And Cash Flows From A Small Number Of Customers On Our DataTac Network, And The Loss Of One Or More Key Customers Could Result In A Significant Reduction In Revenues And Cash Flows.
     o We May Not Be Able To Develop, Acquire And Maintain Proprietary Information And Intellectual Property Rights, Which Could Limit The Growth Of Our Business And Reduce Our Market Share.
     o Government Regulation May Increase Our Cost Of Providing Services, Slow Our Expansion Into New Markets, Subject Our Services To Additional Competitive Pressures And Affect The Value Of Our Common Stock.
     o Motient's Competitive Position May Be Harmed If The Wireless Terrestrial Network Technology It Licenses From Motorola Is Made Available To Competitors.
     o We Do Not Expect To Pay Any Dividends On Our Common Stock For The Foreseeable Future.
     o Future Sales Of Our Common Stock Could Adversely Affect Its Price And/Or Our Ability To Raise Capital.
     o Motient May Have To Take Actions That Are Disruptive To Its Business To Avoid Registration Under The Investment Company Act Of 1940.
     o We Face Burdens Relating To The Recent Trend Toward Stricter Corporate Governance And Financial Reporting Standards.

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

For a more complete description of the above factors, please see the section entitled "Risk Factors" in Motient's recently filed registration statement on Form S-1.

Results of Operations

Due to our acquisition of a 61% ownership interest in TerreStar on May 11, 2005, the operating results herein include the operating results of TerreStar from that date through June 30, 2005. We have identified the impact of TerreStar on our results of operations where material.

Subscriber Statistics

Our customer base can be generally divided into six broad categories, Wireless Internet, Field Services, Transportation, Telemetry, iMotient and Other. Wireless Internet primarily consists of customers using our network and applications to access certain internet functions, like email. Devices and airtime used by transportation and shipping companies, or by personnel in the field service industries (such as repair personnel), for dispatching, routing and other vital communications functions are known as Transportation and Field Service, respectively. Telemetry typically covers devices and airtime used to connect remote equipment, such as wireless point-of-sale terminals, with a central monitoring facility. iMotient consists of integrated wireless data solutions revenues through the resale of airtime on the Cingular and Sprint wireless networks. Other revenues may consist of sales commissions, consulting fees or other fees. An explanation of certain changes in revenue and subscribers is set forth below.

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

                                                 As of June 30,
                                  2005(1)                           2004(1)                      % Change
                                  -------                           -------                      --------
                       Registered   Billable     Active  Registered   Billable    Active  Registered  Billable  Active
                       ----------   --------     ------- ----------   --------    ------- ----------  --------  ------
Wireless Internet          42,172     20,894      9,725     89,471     51,554     33,966        (53)%   (59)%    (71)%
Field Services              1,702      1,861        235     14,356     13,815      8,070        (88)    (87)     (97)
Transportation             48,671     39,586     39,840     46,986     38,707     38,505          4       2        3
Telemetry                  26,118     19,263      8,546     31,002     25,157     15,576        (16)    (23)     (45)
iMotient                      874        896        245         --         --         --        100     100      100
All Other                     221        140         92        722        645        524        (69)    (78)     (82)
                          -------     ------     ------    -------    -------     ------       -----   -----    -----
  Total                   119,758     82,640     58,683    182,537    129,878     96,641        (34)%   (36)%    (39)%
                          =======     ======     ======    =======    =======     ======       =====   =====    =====

          1) Reflects deregistration of units by SkyTel on December 30, 2004 of approximately 30,000 units and deregistration of 9,000 units in the first quarter of 2005 by certain other resellers.

Revenues

The tables below set forth, for the periods indicated, a year-over-year comparison of the key components of revenue.

                                              Three Months Ended June 30,
                                          -------------------------------------
Summary of Revenue                              2005               2004             Change         % Change
------------------                              ----               ----             ------         --------
(in millions)
Wireless Internet                                $2.0               $5.2               (3.2)          (62)%
Field Services                                    0.1                1.5               (1.4)          (93)
Transportation                                    0.5                0.9               (0.4)          (44)
Telemetry                                         0.4                0.6               (0.2)          (33)
iMotient                                          0.1                0.0                0.1           N/m
All Other                                         0.1                1.9               (1.8)          (95)
                                                  ---                ---               -----          ----
   Service Revenue                                3.2               10.1               (6.9)          (68)
   Equipment Revenue                              0.3                1.3               (1.0)          (77)
                                                  ---                ---               -----          ----
         Total                                   $3.5              $11.4              $(7.9)          (69)%
                                                 ====              =====              ======          =====

                                               Six Months Ended June 30,
                                          -------------------------------------
Summary of Revenue                              2005               2004             Change         % Change
------------------                              ----               ----             ------         --------
(in millions)
Wireless Internet                                $4.6              $11.4               (6.8)          (60)%
Field Services                                    0.9                3.3               (2.4)          (73)
Transportation                                    1.1                1.8               (0.7)          (39)
Telemetry                                         0.8                1.2               (0.4)          (33)
iMotient                                          0.2                0.0                0.2           N/m
All Other                                         0.2                2.4               (2.2)          (92)
                                                  ---                ---               -----          ----
   Service Revenue                                7.8               20.1              (12.3)          (61)
   Equipment Revenue                              0.8                2.8               (2.0)          (71)
                                                  ---                ---               -----          ----
         Total                                   $8.6              $22.9             $(14.3)          (62)%
                                                 ====              =====             =======          =====

The decrease in service revenue was the result of a decrease in revenue in all our market segments (except iMotient), primarily as a result of migration by our customers to newer technologies with capabilities that our network is not capable of supporting (such as voice enabled handheld devices), or more modern networks with greater capacity than our own (such as so-called 2G or 3G networks from providers such as Sprint, Cingular, Verizon or T-Mobile). We believe that our network reduction efforts, announced to our customers in the first quarter, may have also caused negative pressure on our revenues as certain customer may have elected to terminate service with Motient in favor of other alternative wireless carriers. If we cannot generate additional revenue from other sources to offset this lost revenue, our overall revenues will decline in the future. The decrease in total revenue was primarily a result of decreased service and equipment revenues.

During the first quarter of 2005, Motient initiated a plan to refocus its DataTac network primarily on the top 40 MSAs of the United States. This plan involves the decommissioning of DataTac network components and termination of service in previously served MSAs other than the top 40. Given the similar coverage profiles of the Cingular and Sprint networks, the significantly increased bandwidth capabilities of these networks relative to DataTac and the concentration of our revenues in the top 40 MSAs, we determined that this plan best allowed us to match our network infrastructure costs with our revenue base, while continuing to meet the needs of as many of our customers as possible. This decommissioning occurred in June 2005. We are making every effort to provide any impacted customers with alternatives to migrate their services and applications to either our new iMotient Solutions(TM) platform or to other networks using our agreements with RACO Wireless, Inc. and eAccess Solutions, Inc. These network changes may put negative pressure on our revenues in all market segments in 2005 as customers may elect to pursue other alternative network carriers with alternative coverage. We are making every effort to retain our customers or migrate them to our iMotient Solutions(TM) product and services, but Motient can make no assurances that it will be able to retain these customers.

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

o Field Services: The decrease in field service revenue was primarily the result of the termination of several customer contracts, including IBM, Brinks, Bannex, Pitney Bowes and Schindler, as well as the general reduction of units and/or rates across the remainder of our field service customer base. Our network changes, discussed above, may put negative pressure on our revenues in this market segment in 2005. Motient believes that this market segment will potentially present new opportunities to generate new revenues with our iMotient Solutions(TM) products and services.

o Transportation: The decrease in revenue from the transportation sector was primarily the result of UPS removing units from our network. UPS represented $0.1 million and $0.3 million of revenue for the three and six months ended June 30, 2005 as compared to $0.2 million and $0.5 million of revenue for the three and six months ended June 30, 2004. We did experience growth during this period in other transportation accounts, most notably Geologic Solutions, formerly d/b/a Aether Systems. Our network changes, discussed above, may put negative pressure on our revenues in this market segment in 2005. Motient believes that this market segment will potentially present new opportunities to generate new revenues with our iMotient Solutions(TM) products and services.

o Telemetry: While we experienced revenue growth in certain telemetry customer accounts, this revenue growth was equally offset by customer losses or negative rate changes in other telemetry accounts. Our network changes, discussed above, may put negative pressure on our revenues in this market segment in 2005. Motient believes that this market segment will potentially present new opportunities to generate new revenues with our iMotient Solutions(TM) products and services.

o iMotient: We activated our first customer units and generated our initial revenue from the iMotient platform in February of 2005. As of June 30, 2005, we had 896 billable units utilizing our iMotient platform and generated $0.2 million in revenues for the six months ended June 30, 2005. We expect iMotient revenues to increase over the course of 2005.

o All Other: The decrease in other revenue was primarily due to the termination of our agreements with Verizon and T-Mobile, which allowed us to sell and promote wireless email and wireless internet applications on their networks. We do not expect to generate significant revenues in this product segment in the future.

o Equipment: The decrease in equipment revenues for these periods was the result of the decline sales of devices attributable to our now-terminated agency and dealer agreements with Verizon and T-Mobile.

Operating Expenses

The tables below summarize our operating expenses for the three and six months ended June 30, 2005 and 2004. An explanation of certain changes in operating expenses is set forth below.

                                                   Three Months Ended June 30,
                                               -----------------------------------
Summary of Expenses                               2005 (1)            2004 (2)          Change        % Change
-------------------                               --------            --------          ------        --------
(in millions)
Cost of Service and Operations                       $5.3              $10.4               (5.1)         (49)%
Cost of Equipment Sales                               0.3                1.3               (1.0)         (79)
Sales and Advertising                                 0.2                0.9               (0.7)         (82)
General and Administration                            4.7                2.5                2.2           88
Research and Development                              0.3                  0                0.3          100
Operational Restructuring Costs                       5.6                5.1                0.5            9
Depreciation and Amortization                         5.0                4.1                0.9           23
(Gain) on Debt & Capital Lease Retirement             0.0               (0.8)               0.8         (100)
                                                    -----              ------             ------        -----
         Total                                      $21.4              $23.5              $(2.1)          (9)%
                                                    =====              ======             ======        ======

     (1) Includes compensation expense of $(0.3) million related to stock compensation expense.
     (2) Includes compensation expense of $2.4 million related to stock compensation expense.

                                                   Six Months Ended June 30,
                                               -----------------------------------
Summary of Expenses                                2005 (1)            2004 (2)          Change         % Change
-------------------                                --------            --------          ------         --------
(in millions)
Cost of Service and Operations                       $12.8              $21.7                (8.9)         (41)%
Cost of Equipment Sales                                0.8                2.8                (2.0)         (72)
Sales and Advertising                                  0.6                1.9                (1.3)         (70)
General and Administration                            19.0                4.9                14.1          288
Research and Development                               0.3                  0                 0.3          100
Operational Restructuring Costs                        5.7                6.3                (0.6)         (10)
Depreciation and Amortization                          8.7                8.4                 0.3            4
(Gain)/Loss on Asset Disposal                          0.0                0.0                 0.0            0
(Gain) on Debt & Capital Lease Retirement              0.0               (0.8)                0.8         (100)
                                                     -----              ------             ------        -----
         Total                                       $47.9              $45.2                $2.7            6%
                                                     =====              ======             ======        ======

     (1) Includes compensation expense of $11.3 million related to stock compensation expense.
     (2) Includes compensation expense of $3.9 million related to stock compensation expense.

     o Cost of Service and Operations: Our largest single cost center is the cost of service and operations, which includes costs to support subscribers, such as network telecommunications charges and site rent for network facilities, network operations employee salary and related costs, network and hardware and software maintenance charges, among other things. The decrease in these expenses was partially the result of lower employee salary and related costs of $0.3 million and $0.8 million for the three and six months ended June 30, 2005 as compared to the three and six months ended June 30, 2004 due to a workforce reduction implemented in February 2004 and March 2005. The decrease in these expenses was also partially the result of lower fees paid to RIM for licensing Blackberry as a result of the decline of Wireless Internet units and revenues, which fees we anticipate will continue to decline in the future as well. The decrease in these expenses was also impacted by the continued removal of older-generation base stations from the network and the removal of base stations and other network equipment under our network rationalization efforts initiated in the second quarter of 2004 and the resulting decreases in telecommunications of $1.4 million and $3.3 million for the three and six months ended June 30, 2005 as compared to the three and six months ended June 30, 2004 and base station maintenance decreases of $0.2 million and $0.4 million for the three and six months ended June 30, 2005 as compared to the three and six months ended June 30, 2004. As we continue to remove base stations from the network, in particular as a result of the additional rationalization efforts completed in June 2005, these costs will continue to decrease. The decrease in costs of service and operations was also partially the result of reductions in hardware and software maintenance costs as a result of the network rationalization efforts and negotiation of lower rates on maintenance service contracts in 2004. The decreases in costs discussed above were partially offset by compensation expenses associated with stock options issued to employees of $(0.2) and $1.0 million for the three and six months ended June 30, 2005. Compensation expenses associated with stock options issued to employees totaled $1.5 and $2.0 million for the three and six months ended June 30, 2004. Excluding these compensation charges, cost of service and operations decreased $3.4 million, or 39%, for the three months ended June 30, 2005, and $7.9 million, or 40%, for the six months ended June 30, 2005 as compared to the same periods in 2004. Given our ongoing cost-reduction efforts, we expect these costs to continue to decrease. The extent of the decrease will depend both upon our ability to successfully manage our cost-reduction efforts as well as the necessity for these expenditures in the future if our customer base declines.

     o Cost of Equipment: The decrease in cost of equipment was the result of the elimination of sales of devices attributable to agency and dealer agreements with Verizon Wireless and T-Mobile USA. Our efforts to sell under our agent relationships with T-Mobile USA and Verizon Wireless were reduced significantly in the third and fourth quarter of 2004 and these contracts were terminated in the fourth quarter of 2004 to accommodate our agreements with Sprint and Cingular. We anticipate that these costs will be minor in the future given the elimination of the T-Mobile USA and Verizon Wireless reseller agreements.

     o Sales and Advertising: The decrease in sales and advertising expenses was primarily attributable to lower employee salary of $0.1 million and $0.5 million for the three and six months ended June 30, 2005 as compared to the three and six months ended June 30, 2004 and related costs, including sales commissions, due to lower sales volumes and the workforce reductions implemented in February 2004 and March 2005.

          These decreases included compensation expenses associated with stock options issued to employees of $0.0 and $0.1 million for the three and six months ended June 30, 2005 as compared to $0.5 and $0.9 million for the three and six months ended June 30, 2004. Excluding these compensation charges, sales and advertising expense decreased $0.2 million, or 51%, for the three months ended June 30, 2005, and $0.5 million, or 50%, for the six months ended June 30, 2005 as compared to the same periods in 2004. We anticipate that these costs will increase in the future in conjunction with our increasing efforts to sell and promote our iMotient Solutions(TM) platform.

     o General and Administrative: The increase in general and administrative expenses was primarily attributable to increases in legal, audit and regulatory fees, fees paid to advisors and consultants and compensation expenses associated with stock options issued to employees and directors. Our audit expenses increased materially due to our requirements to comply with Sarbanes-Oxley guidelines for 2004 and our corporate finance activity in the first and second quarter of 2005. Legal and regulatory fees increased materially as a result of our corporate finance activity in the first and second quarter of 2005 and our related reporting and security registration requirements, costs to support our developments efforts with TerreStar and certain regulatory fees paid related to our rationalization efforts and our Motient Communications frequencies. Consulting and advisory fees increased materially due to certain corporate finance related fees discussed below, fees paid to consultants to support our regulatory efforts for both Motient Communications and TerreStar and consulting support we utilize for our success-based site lease negotiation efforts. A consulting fee of $3.7 million, consisting of $0.9 million in cash and 95,000 shares of stock valued at $2.8 million, was paid to CTA and an affiliated entity of Gary Singer in the first quarter of 2005 for services rendered in conjunction with the acquisition of further MSV interests from Telcom Ventures, Columbia Capital and Spectrum Equity in February 2005. These increases were partially offset by site lease related expense decreases of $0.7 million and $1.4 million for the three and six months ended June 30, 2005 as compared to the three and six months ended June 30, 2004, lower employee salary and related costs of $0.4 million and $0.8 million for the three and six months ended June 30, 2005 as compared to the three and six months ended June 30, 2004 due to the workforce reductions implemented in February 2004 and March 2005 and lower directors and officers liability insurance costs. General and Administrative expenses include approximately $0.7 million of general and administrative costs from TerreStar from the period May 11, 2005 to June 30, 2005. We expect these costs from TerreStar to increase in the future as development efforts on its satellite system accelerate. Compensation expenses associated with stock options issued under the Company's stock option plan and the stock issued to advisors as a result of the corporate finance activity discussed above totaled $(0.1) and $10.2 million for the three and six months ended June 30, 2005. Compensation expenses associated with stock options issued to employees totaled $0.4 and $1.0 million for the three and six months ended June 30, 2004. Excluding these compensation charges, general and administrative expenses increased $2.6 million, or 126%, for the three months ended June 30, 2005, and $4.8 million, or 124%, for the six months ended June 30, 2005 as compared to the same periods in 2004. We anticipate that these costs will decline in the future in conjunction with the completion of our initial Sarbanes-Oxley report, and our overall cost-cutting efforts. As we expand our efforts on TerreStar, however, related general and administrative expenses are anticipated to increase.

     o Research and Development: Research and development consists of approximately $0.3 million of research and development costs from TerreStar for the period May 11, 2005 to June 30, 2005. We expect these costs from TerreStar to increase in the future as development efforts on its satellite system accelerate.

     o Operational Restructuring Charges: The 2005 operational restructuring charges of $5.7 million include $0.1 million in the first quarter of 2005 resulting from the severance and related salary charges as a result of the reductions in force in March 2005 and $5.6 million in the second quarter of 2005 resulting from additional network rationalization initiatives in June 2005. Operational restructuring charges of $6.3 million in 2004 consist of $1.2 million in the first quarter of 2004 resulting from the severance and related salary charges as a result of the reductions in force in February 2004 and $5.1 million in the second quarter of 2004 related to certain network rationalization initiatives in June 2004.

     o Depreciation and Amortization: Depreciation and amortization expense increased $0.7 million as a result of the amortization of our intangible assets of TerreStar and $1.8 million due to our June 2005 network rationalization for which we accelerated the depreciation of certain base station equipment. Excluding these items, our depreciation and amortization expense declined $1.6 million or 39% and $2.2 million or 26% for the three and six months ended June 30, 2005. Our depreciation expense declined as a result of our decline in asset value related to network reduction efforts in 2004 and 2005 and our write-down of related assets and reduced amortization as a result of our additional impairment of our customer contract intangibles in December 2004. As a result of continued network restructuring initiatives planned in 2005, we expect depreciation and amortization to continue to decrease in 2005.

Other Expenses & Income
                                                   Three Months       Three Months     Six Months       Six Months
                                                  Ended June 30,     Ended June 30,   Ended June 30,   Ended June 30,
Summary of Expenses                                    2005               2004            2005              2004
-------------------                                    ----               ----            ----             ----
(in thousands)
Interest Expense, net                                $ 2,115          $(1,273)         $ 2,115          $(3,039)
Write -off of deferred financing costs                    --           (8,052)              --           (8,052)
Other Income, net                                         --              191               80              199
Other Income from Aether                                  --              662               --            1,307
Equity in Losses of Mobile Satellite Ventures         (2,044)          (2,608)          (9,212)          (4,838)
Minority Interest in TerreStar                           404               --              404               --

     o Interest expense is presented net of interest income on cash balances and notes receivable. We generated interest income for the three and six months ended June 30, 2005 on cash balances generated from proceeds of our financing transactions. In 2004, we generated interest income on the interest accrued on our note receivable from MSV, however, as a result of November 2004 investment transaction into MSV, the principal and interest outstanding under our note receivable from MSV was converted into limited partnership units in MSV. Interest expense decreased for the three and six months ended June 30, 2005 as compared to the same periods in 2004, due to the April 2004 repayment of our term credit facility and its subsequent termination on December 31, 2004.

     o In April 2004, we expensed $8.1 million of deferred financing costs related to the repayment of our term credit facility.

     o We recorded equity in losses of MSV of $2.0 and $9.2 million for the three and six months ended June 30, 2005, as compared to $2.6 and $4.8 million for the same periods in 2004. The 2005 MSV losses are Motient's 38.6% and 48.8% of MSV's losses for the same period, and losses for 2004 are Motient's 46.5% of MSV's losses for the same period. For the three and six months ended June 30, 2005, MSV had revenues of $7.5 and $14.7 million, operating expenses of $7.6 and $32.4 million and net losses of $8.5 and $24.7 million, respectively.

     o For the period ended June 30, 2005, the Company recorded approximately a $1.0 million net loss for TerreStar Networks. The $0.4 million minority interest in TerreStar represents the approximately 39% of TerreStar Networks that is not owned by the Company.

Liquidity and Capital Resources

As of June 30, 2005, we had approximately $276 million of cash and cash equivalents, which includes approximately $179 million of cash held by TerreStar. Approximately $43 million of additional cash is held in an escrow account that will be used to make the first two years of dividend payments on our Series A Preferred Stock.

The increase of $264 million from June 30, 2004 is mainly attributable to an increase in cash provided by financing activities, offset by decreases in net cash used in operating and investing activities, as described below. Our principal source of funds is currently, and as of June 30, 2005, cash on hand.

Summary of Cash Flow for the six months ended June 30, 2005 and 2004

                                                                     Six Months Ended     Six Months Ended
                                                                       June 30, 2005        June 30, 2004
                                                                        (Unaudited)          (Unaudited)
                                                                        -----------          -----------
Cash Flows from Operating Activities:                                    $ (13,009)           $  (8,230)

Cash Flows from Investing Activities:                                      (55,074)               1,455
Cash Flows from Financing Activities:
         Proceeds from issuance of employee stock options                    1,220                1,003
         Proceeds from issuance of stock                                       116               23,188
         Stock issuance costs and other charges                                 (9)                (476)
         Principal payments under capital leases                                --               (2,419)
         Proceeds from issuance of Series A Cumulative
         Convertible Preferred Stock                                       408,500                   --
         Deferred financing fees on Series A Cumulative
         Convertible Preferred Stock                                       (17,483)                  --
         Principal payments under Vendor Financing                              --                 (682)
         Repayment under Term Credit Facility                                   --               (6,785)
         Proceeds from Term Credit Facility                                     --                1,500
         Repayment of Notes Payable                                         (8,739)                  --
         Purchase of treasury stock                                        (56,750)                  --
                                                                         ---------            ---------
Net cash provided by (used in) financing activities                        326,855               15,329
                                                                         ---------            ---------
Net (decrease) increase in cash and cash equivalents                       258,772                8,554
Cash and Cash Equivalents, beginning of period                              16,945                3,618
                                                                         ---------            ---------
Cash and Cash Equivalents, end of period                                 $ 275,717            $  12,172
                                                                         =========            =========

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

The increase in cash used in investing activities was attributable to increases in restricted cash consisting of approximately $18 million related to the satellite construction contract for TerreStar Networks and approximately $43 million related to future interest payments on Series A Cumulative Convertible Preferred Stock, offset by $6 million in restricted cash acquired in the TerreStar purchase and lower capital equipment purchases of approximately $0.1 million in the first six months of 2005 as compared to the same period in 2004.

The increase in cash provided by financing activities was the result of the proceeds from the preferred stock financing completed in April 2005 and the exercise of certain employee stock options and warrants, offset by the repayment of the TerreStar note payable to MSV, the purchase of treasury stock and deferred financing fees related to the Series A Cumulative Convertible Preferred Stock.

We believe that our funds available at June 30, 2005, together with, our planned rights offering and the proceeds from the exercise of warrants and options, will be adequate to satisfy our current and planned operations for at least the next 12 months. We have no definite plans with respect to the acquisition of any additional debt or equity financing beyond the April 2005 private placement of our preferred stock. However, to the extent that we require additional liquidity to fund our operations (including, but not limited to, construction costs of TerreStar's communications network), we may undertake additional debt or equity financings.

Outstanding Obligations

As of June 30, 2005, Motient had no outstanding debt obligations other than obligations with respect to the repayment of its Series A Preferred Stock. If not converted or repaid, the entire amount of $408.5 million will be due on April 15, 2010. The first two years' dividend payments for approximately $43 million have been placed in escrow. Future dividend payments will be due bi-annually, payable in cash (at a 5.25% annual interest rate) or in common stock (at a 6.25% annual interest rate).

Restructuring Costs

In February 2004, the Company recorded a restructuring charge for a workforce reduction of $1.1 million. In June 2004, the Company recorded a restructuring charge of $5.1 million related to certain network rationalization initiatives, consisting of base station deconstruct costs of $0.5 million, the loss on the retirement of certain base station equipment of $2.8 million and termination liabilities of $1.8 million for site leases no longer required for removed base stations. In March 2005, the Company recorded a restructuring charge for a further workforce reduction of $0.1 million. In June 2005, the Company recorded a restructuring charge of $5.6 million related to additional network rationalization initiatives, consisting of base station deconstruct costs of $0.1 million, the loss on the cancellation of frequencies of $3.6 million and termination liabilities of $1.9 million for site leases no longer required for removed base stations. Of these amounts, as of June 30, 2005, the Company had incurred workforce reduction cost of $0.9 million, base station deconstruct costs of $0.5 million, the loss on the retirement of certain base station equipment of $2.8 million, termination liabilities of $1.4 million for site leases no longer required for removed base stations and $3.6 million for the cancellation of frequencies.

The following table displays the activity and balances of the restructuring reserve account from January 1, 2004 to June 30, 2005:

                                                           Base Station
                          Employee         FCC License         Asset      Base Station      FCC License    Site Lease
                          Terminations     Terminations     Write-Offs    Deconstruction    Terminations   Terminations      Total
                          ------------     ------------     ----------    --------------    ------------   ------------      -----
Balance January 1, 2004       $   ---                          $   ---          $   ---         $   ---       $   ---      $   ---
-------------------------     -------          -------         -------          -------         -------       -------      -------
Restructure Charge             (1,107)              --              --               --              --            --       (1,107)
Deductions - Cash                 333               --              --               --              --            --          333
-------------------------     -------          -------         -------          -------         -------       -------      -------
Balance March 31, 2004           (774)              --              --               --              --            --         (774)
-------------------------     -------          -------         -------          -------         -------       -------      -------
Restructure Charge                 --               --          (2,795)            (398)           (113)       (1,854)      (5,160)
Deductions - Cash                 242               --              --               75              25            61          403
Deductions - Non-Cash              --               --           2,795               --              --            --        2,795
-------------------------     -------          -------         -------          -------         -------       -------      -------
Balance June 30, 2004            (532)              --              --             (323)            (88)       (1,793)      (2,736)
-------------------------     -------          -------         -------          -------         -------       -------      -------
Deductions - Cash                 132               --              --              252              39           416          839
-------------------------     -------          -------         -------          -------         -------       -------      -------
Balance September 30,            (400)              --              --              (71)            (49)       (1,377)      (1,897)
2004
-------------------------     -------          -------         -------          -------         -------       -------      -------
Deductions - Cash                  50               --              --               71              54           435          610
-------------------------     -------          -------         -------          -------         -------       -------      -------
Balance December 31,
2004                             (350)              --              --               --               5          (942)      (1,287)
-------------------------     -------          -------         -------          -------         -------       -------      -------
Restructure Charge                (85)              --              --               --              --            --          (85)
Deductions - Cash                  39               --              --               --              --           197          236
-------------------------     -------          -------         -------          -------         -------       -------      -------
Balance March 31, 2005           (396)              --              --               --               5          (745)      (1,136)
-------------------------     -------          -------         -------          -------         -------       -------      -------
Restructure Charge                 --           (3,581)             --             (147)             --        (1,852)      (5,580)
-------------------------     -------          -------         -------          -------         -------       -------      -------
Deductions - Cash                 164               --              --               24             --            498          686
-------------------------     -------          -------         -------          -------         -------       -------      -------
Deductions - Non-Cash              --            3,581              --               --              --          (206)      (3,375)
-------------------------     -------          -------         -------          -------         -------       -------      -------
Balance June 30, 2005         $  (232)              --              --          $  (123)        $     5       $(2,305)     $(2,655)

Commitments

As of June 30, 2005, we had no outstanding commitments to purchase inventory.

Series A Cumulative Convertible Preferred Stock
-----------------------------------------------

The Company accounts for Series A Cumulative Convertible Preferred Stock under Accounting Series Release 268. "Redeemable Preferred Stocks". On April 15, 2005, the Company issued 408,500 shares of Series A Preferred Stock, par value of $0.01; 5,000,000 shares authorized at June 30, 2005 and December 31, 2004; 408,500 shares issued and outstanding at June 30, 2005, no shares issued or outstanding at December 31, 2004.

UPS Deferred Revenue and Prepayment
-----------------------------------

In December 2002 Motient entered into an agreement with UPS pursuant to which UPS prepaid an aggregate of $5 million in respect of network airtime service to be provided beginning January 1, 2004. As of June 30, 2005, the Company's remaining airtime service obligation to UPS in respect of the prepayment was approximately $3.7 million. In April 2005, this agreement was amended to require that UPS use at least $1.5 million of airtime between January 1, 2005 and March 31, 2006, and in exchange, Motient would repay in April 2006, in cash, an amount equal to the amount of airtime used by UPS during such period. Both UPS' usage and Motient's repayment will be credited against the remaining airtime obligation. As a result of this amendment, the maximum prepaid airtime service obligation will be $0.9 million in May 2006. The parties have not yet reached agreement regarding the use or repayment of any remaining prepaid airtime service obligation, but Motient can provide no assurance that it will not be required to repay such amount to UPS.

Critical Accounting Policies and Significant Estimates
------------------------------------------------------

Below are our accounting policies, which are both important to our financial condition and operating results, and require management's most difficult, subjective and complex judgments in determining the underlying estimates and assumptions. The estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, as they require assumptions that are inherently uncertain.

Concentrations of Credit Risk
-----------------------------

For the six months ended June 30, 2005, four customers accounted for approximately 42% of the Company's service revenue, with one customer, SkyTel Communications, Inc. ("SkyTel"), accounting for more than 23%. As of June 30, 2005, one customer, Geologic Solutions accounted for approximately 17% of our net accounts receivable. No other single customer accounted for more than 10% of our net accounts receivable. For the six months ended June 30, 2004, five customers accounted for approximately 47% of the Company's service revenue, with one customer, SkyTel, accounting for more than 21%. No single customer accounted for more than 9% of the Company's net accounts receivable at June 30, 2004.

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

TerreStar Acquisition
---------------------

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

On May 11, 2005, Motient Ventures Holding Inc., or MVH, a wholly owned subsidiary of Motient Corporation, purchased 8,190,008 shares of newly issued common stock of TerreStar from TerreStar for $200 million pursuant to a Purchase Agreement by and between MVH and TerreStar. On the same day, TerreStar was spun-off by MSV to its limited partners and, in connection with that spin-off, Motient acquired ownership of approximately 48% of the issued and outstanding shares of capital stock of TerreStar and the subsequent $200 million stock purchase increased Motient's ownership to its current 61% of TerreStar's issued and outstanding common stock.

Assets acquired and liabilities assumed in the business combination was recorded on the Company's Consolidated Balance Sheet as of the acquisition date based upon their fair values at such date. The results of operations of the business acquired by the Company have been included in the Company's Statements of Operations since its date of acquisition. Approximately $78 million was allocated to intangible assets that include the rights to receive licenses in the 2 GHz band and other intangibles. These intangible assets are being amortized over an average life of 15 years. Approximately $78 million represents the 39% minority interest in TerreStar. There was no excess purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed allocated to goodwill. In certain circumstances, the allocation of the purchase price is based upon preliminary estimates and assumptions. Accordingly, the allocations are subject to revision when the Company receives final information and other analyses. Revisions to the fair values, which may be significant, will be recorded by the Company as further adjustments to the purchase price allocations.

For additional information regarding TerreStar, see Note 1. Organization and Business as well as Note 5 TerreStar Acquisition.

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

In December 2003, the Staff of the SEC issued SAB No. 104, "Revenue Recognition", which supersedes SAB No. 101, "Revenue Recognition in Financial Statements". SAB No. 104's primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple-element revenue arrangements and to rescind the SEC's "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" ("FAQ") issued with SAB No. 101. Selected portions of the FAQ have been incorporated into SAB No. 104. The adoption of SAB No. 104 did not have a material impact on the Company's revenue recognition policies.

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

As of June 30, 2005 and 2004, the Company had capitalized a total of $0.3 million and $2.4 million of deferred equipment revenue, respectively, and had deferred equipment costs of $0.2 million and $2.4 million, respectively.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Quantitative and Qualitative Disclosures about Market Risk

Currently, we do not use derivative financial instruments to manage our interest rate risk. We invest our cash in short-term commercial paper, investment-grade corporate and government obligations and money market funds.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures
------------------------------------------------

We have performed an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this quarterly report on Form 10-Q.

As previously disclosed in the Company's annual Report on Form 10-K for the year ended December 31, 2004, the Company determined that, as of the end of December 2004, there were material weaknesses affecting aspects of its internal control over financial reporting and, as a result of those weaknesses, the Company's disclosure controls and procedures were not effective. As described below, the Company is in the process of remediating those material weaknesses. Consequently, based on the evaluation described above, the Company's management, including its chief executive officer and chief financial officer, have concluded that, as of the end of the second quarter of 2005, the Company's disclosure controls and procedures were not effective.

Changes in internal control over financial reporting

During the second quarter of 2005, the Company was engaged in an ongoing review of its internal control over financial reporting as described below. Based on that review management believes that, during the second quarter of 2005 there were changes in the company's internal control over financial reporting, as described below, that have materially affected, or are reasonably likely to materially affect, those controls.

We believe that the corrective actions described below, taken as a whole, will remediate the internal control deficiencies identified in this report, but the Company and the Audit Committee will continue to monitor the effectiveness of these actions and will make any other changes or take such other actions as management determines to be appropriate. It is expected that all in process remediation will be completed by the end of the third quarter, 2005.

The following two material weaknesses have been identified by management, including our principal executive officer and principal financial officer as part of our SOX process 404 report completed on April 30, 2005.

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

Actions Taken to Correct Material Weaknesses
--------------------------------------------

We have taken the following actions to remediate the above-identified material weaknesses:

With respect to our first material weakness (the lack of information security and access to initiate, authorize, and record transactions in all functional areas relating to the financial reporting software application), we have prevented access to the software applications that certain management level personnel previously had, which permitted them to change or record transactions in our financial reporting software application. We conducted a review and evaluation of the access to our financial reporting software applications by all personnel, and reassigned the access rights used to control the financial reporting process.

With respect to our second material weakness, which was an aggregation of significant deficiencies that, individually, did not rise to the level of a material weakness, but in aggregate did, we have taken the following steps:

     o We have drafted and have implemented remedial control procedures to address (i) operating systems access and (ii) control policies and procedures in certain transaction cycles. We are in the process of implementing remedial control procedures to address: (i) information technology back-up and recovery and (ii) firewall protections.

     o We are in the process of implementing additional monitoring activities, as well as evaluating job responsibilities, in order to improve internal controls related to (i) our information security and access to non-financial reporting software applications, (ii) our program change management in customer management and billing systems and (iii) the initiation, authorization, review and transaction recording for certain transaction cycles and non-routine transaction processing.

     o We have enhanced our corporate accounting function by creating and filling the new position of Assistant Controller. We believe that the control deficiencies involving (i) segregation of duties, (ii) lack of sufficient oversight and review of the processes involved in the financial close and reporting process, in particular as it relates to complex and sophisticated transactions, and (iii) lack of control policy documentation, have been remedied with the addition of this additional resource.

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

Please see the discussion regarding Legal Proceedings contained in Note 4 ("Legal and Regulatory Matters") of notes to consolidated financial statements, which is incorporated by reference herein.


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds


Issuer Purchases of Equity Securities

During the fiscal quarter ended June 30, 2005, we repurchased shares of our common stock on the dates and in the amounts set forth in the table below:

Period                    (a) Total Number of    (b) Average Price       (c) Total Number of    (d) Maximum Number
                          Shares (or Units)      Paid per Share (or      Shares (or Units)      (or Approximate
                          Purchased              Unit)                   Purchased as Part of   Dollar Value) of
                                                                         publicly Announced     Shares (or Units)
                                                                         Plans or Programs      that May Yet Be
                                                                                                Purchased Under the
                                                                                                Plans or Programs
----------------------------------------------------------------------------------------------------------------------
April 1, 2005 -           0                      N/A                     0                      0
April 30, 2005
----------------------------------------------------------------------------------------------------------------------
May 1, 2005 -             2.9 million (1)        $19.57                  0                      0
May 31, 2005
----------------------------------------------------------------------------------------------------------------------
June 1, 2005 -            0                      N/A                     0                      0
June 30, 2005
----------------------------------------------------------------------------------------------------------------------
Total                     2.9 million            $19.57                  0                      0
----------------------------------------------------------------------------------------------------------------------

(1) All shares were repurchased in privately negotiated transactions.

Item 4.  Submission of Matters to a Vote of Security Holders

On June 15, 2005, Motient held its annual meeting of stockholders. Each of our existing directors stood for re-election and was re-elected at the meeting, including: Steven Singer, Jonelle St. John, Raymond Steele, Barry Williamson, James Dondero, Gerald Kittner and C. Gerald Goldsmith. In addition to the election of directors, the following proposals were acted on and approved at the meeting: the ratification of Friedman LLP as Motient's independent auditors, an amendment to Motient's certificate of incorporation to increase the number of authorized shares of common stock from 100 million to 200 million, and an amendment to increase by 2.5 million the number of shares authorized to be issued under Motient's 2002 stock option plan. Voting on these matters was as follows:

Election of Directors

           Nominee            # of Shares                           # of Shares
           -------            -----------                           -----------
Steven G. Singer        FOR    39,006,957     WITHHELD AUTHORITY      1,132,541

James D. Dondero        FOR    39,730,554     WITHHELD AUTHORITY        408,584

C. Gerald Goldsmith     FOR    40,006,137     WITHHELD AUTHORITY        133,001

Gerald S. Kittner       FOR    39,006,171     WITHHELD AUTHORITY      1,132,541

Jonelle St. John        FOR    40,006,233     WITHHELD AUTHORITY        132,905

Raymond L. Steele       FOR    40,006,137     WITHHELD AUTHORITY        133,001

Barry A. Williamson     FOR    40,015,659     WITHHELD AUTHORITY        123,479

To ratify the appointment of Friedman LLP as independent auditors of the Company for the fiscal year ending December 31, 2005.


         # of Shares                 # of Shares                 # of Shares
         -----------                 -----------                 -----------
   FOR    40,130,787     ABSTAIN        6,290       AGAINST         2,061

To increase the number of shares of common stock authorized by the Company's certificate of incorporation to 200 million.


         # of Shares                 # of Shares                 # of Shares
         -----------                 -----------                 -----------
   FOR    39,647,015     ABSTAIN        3,528       AGAINST        488,595

To increase by 2.5 million the number of shares of common stock authorized under the Company's 2002 Stock Option Plan.


     # of Shares           # of Shares         # of Shares          # of Shares
     -----------           -----------          -----------         -----------
FOR   14,361,678  PRESENT, 20,307,981  AGAINST   5,464,776  ABSTAIN      4,703
                    NOT
                   VOTING

Item 6.  Exhibits

      The Exhibit Index filed herewith is incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MOTIENT CORPORATION
                              (Registrant)


August 12, 2005               /s/Christopher W. Downie
                              ------------------------
                              Christopher W. Downie
                              Executive Vice President, Chief Operating Officer
                              and Treasurer (principal executive officer and
                              duly authorized officer to sign on behalf of the
                              registrant)

                                  EXHIBIT INDEX

Number              Description

 3.1      -         Certificate of Designations of the Series A Cumulative
                    Convertible Preferred Stock (incorporated by reference to
                    Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 18, 2005)

 3.2      -         Certificate of Correction to the Series A Cumulative
                    Convertible Preferred Stock (incorporated by reference to
                    Exhibit 3.2 to the Company's Current Report on Form 8-K/A filed on August 2, 2005)

10.56     -         Consent Agreement, dated January 27, 2005, by and among
                    Columbia Space (QP), Inc., et al (incorporated by reference to Exhibit 10.56 to the Company's Registration Statement on
                    Form S-1/A filed on February 14, 2005)

10.57     -         Merger Agreement, dated as of February 9, 2005, by and among
                    Motient Corporation, Telcom Satellite Ventures Inc., et al
                    (incorporated by reference to Exhibit 10.57 to the Company's
                    Registration Statement on Form S-1/A filed on February 14,
                    2005)

10.58     -         Form of Stock Purchase Agreement, dated February 9, 2005
                    (incorporated by reference to Exhibit 10.58 to the Company's
                    Registration Statement on Form S-1/A filed on February 14,
                    2005)

10.59     -         Registration Rights Agreement, dated February 9, 2005 by and among Motient Corporation, Telcom Satellite Ventures Inc., et al (incorporated by reference to Exhibit 10.59 to the Company's Registration Statement on Form S-1/A filed on
                    February 14, 2005)

10.60     -         Form of Warrant to purchase Motient common stock, dated
                    February 9, 2005 (incorporated by reference to Exhibit 10.60 to the Company's Registration Statement on Form S-1/A filed on February 14, 2005)

10.61     -         Form of Stockholder's Agreement, dated February 9, 2005
                    (incorporated by reference to Exhibit 10.61 to the Company's
                    Registration Statement on Form S-1/A filed on February 14,
                    2005)

10.62     -         Securities Purchase Agreement dated April 15, 2005 by and
                    among the Registrant and the Purchasers listed on Schedule 1 thereto (incorporated by reference to Exhibit 10.1 to the
                    Company's Current Report on Form 8-K filed on April 18,
                    2005)

10.63     -         Registration Rights Agreement dated April 15, 2005 by and
                    among the Registrant and the Purchasers listed on Schedule 1 thereto (incorporated by reference to Exhibit 10.2 to the
                    Company's Current Report on Form 8-K filed on April 18,
                    2005)

10.64     -         Form of Common Stock Purchase Warrant (incorporated by
                    reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 18, 2005)

10.65     -         Purchase Agreement dated May 11, 2005 by and between Motient
                    Ventures Holding Inc. and TerreStar Networks Inc.
                    (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated May 11, 2005)

10.66     -         Conditional Waiver and Consent Agreement dated May 11, 2005 by and among the Registrant and each other party listed on the signature page thereto (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated May 11, 2005)

10.67     -         Stockholders Agreement dated May 11, 2005 by and among
                    Motient Ventures Holding Inc. and the other parties thereto
                    (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated May 11, 2005)

10.68     -         Purchase Agreement dated May 13, 2005 by and between Motient
                    Corporation and George Haywood (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated May 19, 2005)

10.69     -         Form of Purchase Agreement dated May 17, 2005 by and between
                    Motient Corporation and Columbia Capital Investors III, LLC, et al (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated May 19, 2005)

10.70     -         Amendment to Motient Corporation 2002 Stock Option Plan
                    (incorporated by reference to Motient's Registration
                    Statement on Form S-1 filed June 24, 2005)

31.1      -         Certification Pursuant to Rule 13a-14(a)/15d-14(a), of the
                    Executive Vice President, Chief Operating Officer and
                    Treasurer (principal executive officer) (filed herewith).

31.2      -         Certification Pursuant to Rule 13a-14(a)/15d-14(a), of the
                    Controller and Chief Accounting Officer (principal financial officer) (filed herewith)

32.1      -         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Executive Vice President, Chief Operating Officer and
                    Treasurer (principal executive officer) (filed herewith).

32.2      -         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Controller and Chief Accounting Officer (principal financial officer) (filed herewith)