Form 10-Q/A
period 2005-06-30
MOTIENT CORP
filed 2005-11-03
CIK 913665

================================================================================

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Number of shares of common stock outstanding at August 5, 2005: 62,446,876

================================================================================

                               MOTIENT CORPORATION
                                    FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 2005

                                TABLE OF CONTENTS

                                                                                                                   PAGE
                                                                                                                   ----
                                                       PART I
                                               FINANCIAL INFORMATION

        Item 1.  Financial Statements - (Unaudited)

                 Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2005 and 2004

                 Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004                              4

                 Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004              5

                 Notes to Consolidated Financial Statements                                                         6

        Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations             28

        Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                        48

        Item 4.  Controls and Procedures                                                                           48


                                                      PART II
                                                 OTHER INFORMATION

        Item 1.  Legal Proceedings                                                                                 51

        Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                       51

        Item 4.  Submission of Matters to a Vote of Security Holders                                               51

        Item 6.  Exhibits                                                                                          53

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

                      Motient Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                               Six Months          Six Months
                                                                               Ended June          Ended June
                                                                                30, 2005            30, 2004
                                                                                --------            --------
                                                                              (Unaudited)          (Unaudited)
   CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                          $ (45,919)           $ (36,629)
   Adjustments to reconcile net (loss) income to net cash
   (used in) provided
   by operating activities:
      Depreciation and amortization                                               8,728                8,385
      Equity in loss of MSV                                                       9,212                4,838
      Minority interests in losses of TerreStar                                    (404)                  --
      Restructuring and impairment charges, asset and
   intangible disposals                                                           3,580                2,847
      (Gain) on disposal of assets                                                   (6)                  --
      (Gain) on debt restructuring                                                   --                 (802)
      Write-off of deferred financing fees                                           --                8,052
      Non cash amortization of deferred financing costs                              --                1,571
      Non cash stock compensation                                                11,453                3,877
      Changes in assets and liabilities, net of acquisitions
   and dispositions:
       Inventory                                                                     73                   48
       Accounts receivable -- trade                                                 631                  388
       Other current assets                                                        (582)               6,308
       Accounts payable and accrued expenses                                        627               (1,991)
       Accrued interest                                                              --                  575
       Deferred revenue and other deferred items                                   (402)              (5,697)
                                                                              ---------            ---------
      Net cash (used in) operating activities                                   (13,009)              (8,230)
                                                                              ---------            ---------

   CASH FLOWS FROM INVESTING ACTIVITIES:
        Proceeds from MSV note                                                       --                2,000
        Proceeds from sale of property and equipment                                  6                    2
        Proceeds (purchase) of restricted investments                           (61,209)                 106
        Cash acquired in TerreStar asset purchase                                 6,165                   --
        Additions to property and equipment, net                                    (36)                (653)
                                                                              ---------            ---------
        Net cash (used in) provided by investing activities                     (55,074)               1,455
                                                                              ---------            ---------

   CASH FLOWS FROM FINANCING ACTIVITIES:
        Principal payments under capital leases                                      --               (2,419)
        Principal payments under vendor financing                                    --                 (682)
        Repayment from term credit facility                                          --               (6,785)
        Proceeds from term credit facility                                           --                1,500
        Proceeds from issuance of stock                                             116               23,188
        Proceeds from issuance of employee stock options                          1,220                1,003
        Proceeds from issuance of Series A Cumulative
        Convertible Preferred Stock                                             408,500                   --
        Issuance costs associated with Series A Cumulative
        Convertible Preferred Stock                                             (17,483)                  --
        Stock issuance costs and other charges                                       (9)                (476)
        Repayment of notes payable                                               (8,739)                  --
        Purchase of treasury stock                                              (56,750)                  --
                                                                              ---------            ---------
   Net cash provided by financing activities                                    326,855               15,329
                                                                              ---------            ---------
   Net increase in cash and cash equivalents                                    258,772                8,554
                                                                              ---------            ---------
   CASH AND CASH EQUIVALENTS, beginning of period                                16,945                3,618
   CASH AND CASH EQUIVALENTS, end of period                                   $ 275,717            $  12,172
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


On May 11, 2005, Motient Ventures Holding Inc., or MVH, a wholly owned subsidiary of Motient Corporation, purchased 8,190,008 shares of newly issued common stock of TerreStar from TerreStar for $200 million pursuant to a Purchase Agreement by and between MVH and TerreStar. On the same day, TerreStar was spun-off by MSVto its limited partners and, in connection with that spin-off, Motient acquired ownership of approximately 48% of the issued and outstanding shares of capital stock of TerreStar and the subsequent $200 million stock purchase increased Motient's ownership to its current 61% of TerreStar's issued and outstanding common stock.


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

For the three and six months ended June 30, 2005, MSV had revenues of $7.5 and $14.7 million, operating expenses of $14.8 and $34.5 million and a net loss of $6.7 and $26.7 million, respectively. To the extent that MSV will need future cash to support its operations, Motient is under no contractual obligation to provide it, and the value of our investment in MSV could be negatively impacted if MSV cannot meet any such funding requirements.



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


Intangible Assets

We account for our frequencies and intellectual property and customer contracts as finite-lived intangibles and amortize them over 15, 15 and 3 year estimated lives, respectively.

FCC licenses and other intangible assets consist of the following:


                                                          June 30,
                                                            2005             December 31,
                                                         (unaudited)       2004         2003
                                                         -----------       ----         ----
                                                                    (in thousands)
                                                       -------------------------------------------
FCC 800 MHz licenses                                     $  76,141        $  80,594     $  80,594
FCC 2 GHz licenses                                          66,864               --            --
Intellectual property                                       11,707               --            --
Customer contracts                                             349              349         1,893
                                                         ---------        ---------     ---------
                                                           155,061           80,943        82,487
Less accumulated amortization                              (15,746)         (13,294)       (8,466)
                                                         ---------        ---------     ---------
FCC licenses and other intangible assets, net            $ 139,315        $  67,649     $  74,021
                                                         =========        =========     =========

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


In June 2005, the Company recorded a restructuring charge of $5.6 million related to additional network rationalization initiatives, consisting of base station deconstruct costs of $0.1 million, the loss on the cancellation of frequencies of $3.6 million and termination liabilities of $1.9 million for site leases no longer required for removed base stations. Of these amounts, as of June 30, 2005, the Company had incurred base station deconstruct costs of less than $0.1 million, the loss on the cancellation of frequencies of $3.6 million and termination liabilities of $0.1 million for site leases no longer required for removed base stations. The Company recorded these charges in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". In January, 2005 the Company identified the base station equipment associated with the 2005 rationalization and adjusted their remaining useful lives for depreciation purposes, resulting inapproximately $1.8 million of accelerated depreciation expense. The Company recorded these charges in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets".


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

Under SFAS No. 123 the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                 Three Months       Three Months Ended        Six Months          Six Months
                                Ended June 30,           June 30,           Ended June 30,      Ended June 30,
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

                                  Three Months        Three Months       Six Months Ended     Six Months Ended
                                 Ended June 30,      Ended June 30,         June 30,             June 30,
                                      2005                2004                2005                 2004
                                      ----                ----                ----                 ----
Summary of Revenue
Wireless Internet                  $ 2,033              $ 5,231              $ 4,680              $11,592
Transportation                         467                  884                1,008                1,799
Field services                         135                1,529                  891                3,253
Telemetry                              443                  595                  889                1,177
iMotient                                75                   --                   83                   --
All Other                              118                1,917                  250                2,296
                                   -------              -------              -------              -------
    Service revenue                  3,271               10,156                7,801               20,117
    Equipment revenue                  274                1,283                  757                2,822
                                   -------              -------              -------              -------
      Total Revenue                $ 3,545              $11,439              $ 8,558              $22,939
                                   =======              =======              =======              =======

The Company does not measure ultimate profit and loss or track its assets by these market categories. TerreStar does not currently generate any revenues and we do not anticipate that it will do so until 2008. Additional financial information concerning the Company's reportable segments is shown in the following table (in thousands):

                               Three Months Ended June 30, 2005        Six Months Ended June 30, 2005
                                Motient   TerreStar     Total         Motient    TerreStar      Total
                                -------   ---------     -----         -------    ---------      -----
Operating (loss)                $(16,758)    $(1,096)   $(17,854)     $(38,210)  $ (1,096)  $  (39,306)
Depreciation expense            $  3,020     $   ---    $  3,020      $  5,403   $    ---   $    5,403
Amortization expense            $  1,296     $   733    $  2,029      $  2,592   $    733   $    3,325
Identifiable assets                   NA          NA          NA      $742,020   $278,710   $1,020,730
Capital expenditures            $     20     $   ---    $     20      $     36   $    ---   $       36


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

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs: an amendment of ARB No. 43, Chapter 4", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the provisions of SFAS No. 151, when applied, willhave an impact on our financial position or results of operations.


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


Series A Cumualtive Convertible Preferred Stock
-----------------------------------------------

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



5.  TERRESTAR ASSET PURCHASE



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


Assets acquired and liabilities assumed in the asset purchase were recorded on the Company's Consolidated Balance Sheet as of the purchase date based upon their fair values at such date. The results of operations of the net assets acquired by the Company have been included in the Company's Statements of Operations since its date of purchase . Approximately $78 million was allocated to intangible assets that include the rights to receive licenses in the 2 GHz band and other intangibles. These intangible assets are being amortized over an average life of 15 years. The allocation is calculated as follows (in thousands):

Purchase price                                               $200,000
Minority interest                                             39.1455%
                                                             --------
   Subtotal                                                    78,291
                                                             --------

Increase in Motient ownership                                    13.4%
TerreStar net book value before purchase                          643
                                                             --------
   Add: Motient interest in increased book value                   86
                                                             --------
Remaining value (a)                                          $ 78,377
                                                             ========

(a) The remaining value was allocated as follows:
Value allocated to FCC license rights                        $ 66,699
                                                             ========
Value allocated to Intellectual Property                     $ 11,678
                                                             ========


There was no excess purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed. In certain circumstances, the allocation of the purchase price is based upon preliminary estimates and assumptions. Accordingly, the allocations are subject to revision when the Company receives final information and other analyses. Revisions to the fair values, which may be significant, will be recorded by the Company as further adjustments to the purchase price allocations.


For additional information regarding TerreStar, see Note 1. Organization and Business as well as Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Pro Forma Financial Data


The following table sets forth our unaudited pro forma results of operations for the six months ended June 30, 2005 and 2004, reflecting our purchase of the TerreStar Networks Inc. assets. The pro forma results are based on our historical financial statements and the historical financial statements of the operations of TerreStar. The unaudited pro forma statements of operations give effect to the transaction as if the transaction occurred on January 1, 2005 and 2004, respectively. The pro forma financial results are presented for informational purposes only and are not intended to be indicative of either future results of our operations or results that might have been achieved had the transactions actually occurred since the beginning of the fiscal periods.


                         Motient Corporation and Subsidiaries
                            Selected Consolidated Pro-forma
                                 Results of Operations
                                 ---------------------
                                                  Six Months Ended
                                                  ----------------
                                     June 30, 2005                 June 30, 2004
                                     -------------                 -------------
Net Sales                              $  8,558                      $ 22,939
Operating Loss                         $(43,942)                     $(25,548)
Operating loss, per share              $  (0.71)                     $  (0.94)

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

Over the course of 2004, Motient implemented and completed certain initiatives to rationalize the size of its network, primarily to remove unprofitable base stations and reduce unneeded capacity and coverage. During the first quarter of 2005, Motient announced a plan to refocus its DataTac network primarily on the top 40 Metropolitan Statistical Areas (MSAs), and in the second quarter of 2005, we deconstructed DataTac network components and terminated service in previously served MSAs above the top 40. Given the similar coverage profiles of the Cingular and Sprint networks, the significantly increased bandwidth capabilities of these networks relative to the DataTac network and the concentration of our revenues in the top 40 MSAs, we determined that this plan best allowed us to match our network infrastructure costs with our revenue base, while continuing to meet the needs of as many of our customers as possible. Although these actions will result in a decline in our revenues, we believe that the initial revenue decline will be offset by a reduction in our network operating costs. These network changes may put negative pressure on our revenues in all market segmentsin 2005 as customers may elect to pursue other alternative network carriers with alternative coverage. We are making every effort to retain our customers or migrate them to our iMotient Solutions TM product and services, but Motient can make no assurances that it will be able to retain these customers.


Our Satellite Communications Business - TerreStar Networks Inc.


On May 11, 2005, we acquired approximately an additional 13.4% ownership in TerreStar Networks, Inc. for a total 61% ownership interest in, and operating control over, TerreStar Networks Inc. Prior to that date, TerreStar was a subsidiary of MSV established to, among other things, develop a satellite communications system in the 2 GHz frequency band, often known as the "S-band". We acquired our ownership interest in TerreStar when, in conjunction of a spin-off of TerreStar to the owners of MSV, we purchased an additional $200 million of newly issued TerreStar common stock. In conjunction with this transaction, TerreStar also received a perpetual, royalty-free license to utilize MSV's patent portfolio, including those patents related to "ancillary terrestrial component", or ATC, which we anticipate will allow us to deploy a communications network that seamlessly integrates satellite and terrestrial communications, giving a user ubiquitous wireless coverage across North America. Approximately $78 million was allocated to intangible assets that include the rights to receive licenses in the 2 GHz band and other intangibles. The allocation is calculated as follows (in thousands):


Purchase price                                                         $200,000
Minority interest                                                      39.1455%
                                                                       --------
   Subtotal                                                              78,291
                                                                         ------

Increase in Motient ownership                                             13.4%
TerreStar net book value before purchase                                    643
                                                                            ---
   Add: Motient interest in increased book value                             86
                                                                             --
Remaining value (a)                                                     $78,377
                                                                        =======

(a) The remaining value was allocated as follows:
Value allocated to FCC license rights                                   $66,699
                                                                        =======
Value allocated to Intellectual Property                                $11,678
                                                                        =======


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


TerreStar Intangible Assets

TerreStar's FCC licenses and other intangible assets consist of the following:


                                                              June 30,
                                                                2005
                                                             (unaudited)

FCC 2 GHz licenses                                              66,864
Intellectual property                                           11,707
                                     78,571
Less accumulated amortization                                    (732)
                                                               -------
FCC licenses and other intangible assets, net                  $77,839
                                                               =======



The Company has utilized numerous assumptions and estimates in applying its valuation methodologies and in projecting future operating characteristics for the TerreStar business enterprise. In general, the Company considered population, market penetration, products and services offered, unit prices, operating expenses, depreciation, taxes, capital expenditures and working capital. The Company also considered competition, satellite and wireless communications industry projections and trends, regulations and general economic conditions. In the application of its valuation methodologies, the Company applies certain royalty and discount rates that are based on analyses of public company information, assessment of risk and other factors and estimates.

The Company's valuation of TerreStar's intellectual property rights was determined utilizing a form of the income approach referred to as the relief from royalty valuation method. The Company assumed a 10% to 12% royalty rate applied to a projected revenue stream generated by a hypothetical licensee utilizing such intellectual property rights. The projected revenue was based on a business case for the operations and consisted of the following principal assumptions and estimates:

-    A 20 year forecast period.
- Specific cash outflows in the first four years of the forecast period to account for TerreStar's portion of satellite design, construction and launch expenditures.
- Annual population growth of 1.6% based on U.S. Census Bureau estimates of the U.S. population in 2004.
- Market penetration assumptions of zero to 7% to 12% over the forecast period, depending on the specific market and when the market is launched.
- Average monthly revenue per customer of $40.00 when services are launched, increasing to $44.50 over the forecast period. This increase equates to a compound annual growth rate of 0.6%. A substantial portion of this revenue is generated by the terrestrial component of the ATC network.
- Tax rate of 40% after the consumption of net operating losses generated in the early years of the forecast period.
- A 25% discount rate based on a weighted average cost of capital (WACC) determined by analyzing and weighting the cost of capital for a peer group of publicly traded satellite service providers, wireless communications companies and telecommunications companies in general.

The Company's valuation of its spectrum assets is based on a form of the income approach known as the "Build-Out Method." The method applies a discounted cash flow framework to the Company's "build-out" business case. This build-out approach is intended to incorporate all of historical and future development costs, as well as projected revenues, operating expenses and cash flows generated from the build-out of a hybrid satellite and terrestrial communications system utilizing the Company's frequency assets. This "build-out method" business case and the applied discounted cash flow valuation consisted of the following principal assumptions and estimates:

- A 20-year forecast period, comprised of a high growth period for the first 10 years and a declining growth period beginning in year 11 and a terminal period to perpetuity.
- Development cash outflows and capital expenditures related to the design and construction of two satellites in the first 3 years of the forecast period and the launch of one of these satellites in the fourth year of the forecast period. Replacement costs for the construction and launch of one satellite are included in the declining growth period.
- Satellite only revenues based on market size data for traditional satellite segments (maritime, fleet management, public safety, telematics and aeronautical) compiled generally by third party research groups and penetration estimates of 10% to 40% of the potential customer base, depending on the specific market segment addressed over the 20 year forecast period.
- Terrestrial revenues calculated as eleven percent of the total revenues generated by a joint or strategic partner with whom TerreStar would intend to deploy a terrestrial infrastructure and launch terrestrial services. Total partnership revenues are based on (i) market penetration assumptions of zero to 7 to 12% over the forecast period depending on the specific city and when the city is launched, (ii) average monthly revenue per customer of $40.00 when services are launched, increasing to $44.50 over the forecast period. This increase equates to a compound annual growth rate of 0.6%.
- Operating expenses covering the operation of satellite facilities. These include a network operations center, tracking, telemetry and command systems, interconnect costs, in-orbit insurance, technical staff, and general and administrative personnel Under the projected expense structure, EBITDA margins grow to 60% early in the forecast period and expand to 70% later in the forecast period.

- All capital expenditures required to design and construct two satellites and launch one satellite during the first four years of the forecast period. Additional capital expenditures for constructing ground station segments and investing in handset development.
- Tax rate of 40% after the consumption of net operating losses generated in the early years of the forecast period.
-    A 19 to 21% discount rate based on a weighted average cost of capital
     (WACC) determined by analyzing and weighting the cost of capital for a peer group of publicly traded satellite service providers, wireless communications companies and telecommunications companies in general, with more weight given to traditional satellite service providers. A terminal value calculated using a WACC of 12%and a perpetuity growth rate of 2.5%.

The Company will test for impairment of its intangible assets by reviewing all of the assumptions and estimates utilized relative to the valuation methodologies discussed above. To the extent that it determines that these assumptions and estimates are no longer accurate, either because actual results have materially differed from the assumptions and estimates, or because changing circumstances have caused the Company to reevaluate these assumptions and estimates for future periods, the Company will revalue these intangible assets based on revised assumptions and estimates.



Summary of Risk Factors

In addition to the challenge of growing revenue as described above, our future operating results could be adversely affected by a number of uncertainties and factors, including:

     o We Are Not Cash Flow Positive, And We Will Need Additional Liquidity To Fund Our Operations And Fully Fund All Of The Necessary TerreStar Capital Expenditures.
     o    We Will Continue To Incur Significant Losses.
     o We May Not Be Able To Realize Value From Our Investment In TerreStar Or MSV Due To Risks Associated With Their Next-Generation Business Plans.
     o    We May Not Be Able To Effectively Execute TerreStar's Business Plan.
     o Funding Requirements For TerreStar May Jeopardize Our Investment In, And Control Over, TerreStar.
     o We Could Lose Market Share And Revenues As A Result Of Increasing Competition From Companies In The Wireless Communications Industry That Have Greater Resources, Name Recognition And Newer Technologies.
     o We Generate A Large Part Of Our Revenues And Cash Flows From A Small Number Of Customers On Our DataTac Network, And The Loss Of One Or More Key Customers Could Result In A Significant Reduction In Revenues And Cash Flows.
     o The Value Of Our Intangible Assets In Our Financial Statements Is Based On Assumptions And Estimates, Which May Not Be Correct.
     o We May Not Be Able To Develop, Acquire And Maintain Proprietary Information And Intellectual Property Rights, Which Could Limit The Growth Of Our Business And Reduce Our Market Share.
     o Government Regulation May Increase Our Cost Of Providing Services, Slow Our Expansion Into New Markets, Subject Our Services To Additional Competitive Pressures And Affect The Value Of Our Common Stock.

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

Results of Operations


Due to our purchase of ownership interests in TerreStar on May 11, 2005 and our consequent 61% ownership of TerreStar, the operating results herein include the operating results of TerreStar from that date through June 30, 2005. We have identified the impact of TerreStar on our results of operations where material.


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

                                                 As of June 30,

                                    2005(1)                           2004(1)                         % Change
                                    -------                           -------                         --------

                          Registered  Billable    Active   Registered   Billable    Active   Registered  Billable    Active
                          ----------  --------    ------   ----------   --------    ------   ----------  --------    ------
Wireless Internet           42,172      20,894     9,725     89,471      51,554     33,966       (53)%     (59)%      (71)%
Field Services               1,702       1,861       235     14,356      13,815      8,070       (88)      (87)       (97)
Transportation              48,671      39,586    39,840     46,986      38,707     38,505         4         2          3
Telemetry                   26,118      19,263     8,546     31,002      25,157     15,576       (16)      (23)       (45)
iMotient                       874         896       245         --          --         --       100       100        100
All Other                      221         140        92        722         645        524       (69)      (78)       (82)
                           -------      ------    -------   -------     -------     ------       ---       ---        ---
  Total                    119,758      82,640    58,683    182,537     129,878     96,641       (34)%     (36)%      (39)%
                           =======      ======    ======    =======     =======     ======       ===       ===        ===


     1) Reflects deregistration of units by SkyTel on December 30, 2004 of approximately 30,000 units and deregistration of 9,000 units in the first quarter of 2005 by certain other resellers.

Revenues

The tables below set forth, for the periods indicated, a year-over-year comparison of the key components of revenue.

                                              Three Months Ended June 30,
                                          -------------------------------------
Summary of Revenue                            2005               2004              Change         % Change
------------------                            ----               ----              ------         --------
(in millions)
Wireless Internet                             $2.0               $5.2               (3.2)          (62)%
Field Services                                 0.1                1.5               (1.4)          (93)
Transportation                                 0.5                0.9               (0.4)          (44)
Telemetry                                      0.4                0.6               (0.2)          (33)
iMotient                                       0.1                0.0                0.1           N/m
All Other                                      0.1                1.9               (1.8)          (95)
                                               ---                ---               -----          ---
   Service Revenue                             3.2               10.1               (6.9)          (68)
   Equipment Revenue                           0.3                1.3               (1.0)          (77)
                                               ---                ---              -----           ---
         Total                                $3.5              $11.4              $(7.9)          (69)%
                                              ====              =====              ======          ===

                                               Six Months Ended June 30,
                                          -------------------------------------
Summary of Revenue                            2005               2004              Change         % Change
------------------                            ----               ----              ------         --------
(in millions)
Wireless Internet                             $4.6              $11.4               (6.8)          (60)%
Field Services                                 0.9                3.3               (2.4)          (73)
Transportation                                 1.1                1.8               (0.7)          (39)
Telemetry                                      0.8                1.2               (0.4)          (33)
iMotient                                       0.2                0.0                0.2           N/m
All Other                                      0.2                2.4               (2.2)          (92)
                                               ---                ---               -----          ----
   Service Revenue                             7.8               20.1              (12.3)          (61)
   Equipment Revenue                           0.8                2.8               (2.0)          (71)
                                               ---                ---               -----          ----
         Total                                $8.6              $22.9             $(14.3)          (62)%
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

                                                   Three Months Ended June 30,
                                                  ----------------------------
Summary of Expenses                               2005 (1)            2004 (2)          Change          % Change
-------------------                               --------            --------          ------          --------
(in millions)
Cost of Service and Operations                     $   5.3             $  10.4            (5.1)             (49)%
Cost of Equipment Sales                                0.3                 1.3            (1.0)             (79)
Sales and Advertising                                  0.2                 0.9            (0.7)             (82)
General and Administration                             4.7                 2.5             2.2               88
Research and Development                               0.3                 0               0.3              100
Operational Restructuring Costs                        5.6                 5.1             0.5                9
Depreciation and Amortization                          5.0                 4.1             0.9               23
(Gain) on Debt & Capital Lease Retirement              0.0                (0.8)            0.8             (100)
                                                   -------             -------         -------          -------
         Total                                     $  21.4             $  23.5         $  (2.1)              (9)%
                                                   =======             =======         =======          =======

     (1) Includes compensation expense of $(0.3) million related to stock compensation expense.
     (2) Includes compensation expense of $2.4 million related to stock compensation expense.

                                                   Six Months Ended June 30,
                                                  ----------------------------
Summary of Expenses                               2005 (1)            2004 (2)          Change          % Change
-------------------                               --------            --------          ------          --------
(in millions)
Cost of Service and Operations                       $12.8               $21.7            (8.9)             (41)%
Cost of Equipment Sales                                0.8                 2.8            (2.0)             (72)
Sales and Advertising                                  0.6                 1.9            (1.3)             (70)
General and Administration                            19.0                 4.9            14.1              288
Research and Development                               0.3                 0               0.3              100
Operational Restructuring Costs                        5.7                 6.3            (0.6)             (10)
Depreciation and Amortization                          8.7                 8.4             0.3                4
(Gain)/Loss on Asset Disposal                          0.0                 0.0             0.0                0
(Gain) on Debt & Capital Lease Retirement              0.0                (0.8)            0.8             (100)
                                                   -------             -------         -------          -------
         Total                                       $47.9               $45.2            $2.7                6%
                                                   =======             =======         =======          =======

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



Other Expenses & Income

                                                   Three Months        Three Months         Six Months          Six Months
                                                  Ended June 30,      Ended June 30,      Ended June 30,      Ended June 30,
Summary of Expenses                                    2005                2004                2005                2004
-------------------                                    ----                ----                ----                ----
(in thousands)
Interest Expense, net                                $ 2,115             $(1,273)            $ 2,115             $(3,039)
Write -off of deferred financing costs                     -              (8,052)                  -              (8,052)
Other Income, net                                          -                 191                  80                 199
Other Income from Aether                                   -                 662                   -               1,307
Equity in Losses of Mobile Satellite Ventures         (2,044)             (2,608)             (9,212)             (4,838)
Minority Interest in TerreStar                           404                   -                 404                   -

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

     o We recorded equity in losses of MSV of $2.0 and $9.2 million for the three and six months ended June 30, 2005, as compared to $2.6 and $4.8 million for the same periods in 2004. The 2005 MSV losses are Motient's 38.6% and 48.8% of MSV's losses for the same period, and losses for 2004 are Motient's 46.5% of MSV's losses for the same period. For the three and six months ended June 30, 2005, MSV had revenues of $7.5 and $14.7 million, operating expenses of $14.8 and $34.5 million and net losses of $6.7 and $26.7 million, respectively.

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

Summary of Cash Flow for the six months ended June 30, 2005 and 2004

                                                                        Six Months Ended     Six Months Ended
                                                                          June 30, 2005        June 30, 2004
                                                                           (Unaudited)          (Unaudited)
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

The following table displays the activity and balances of the restructuring reserve account from January 1, 2004 to June 30, 2005:

                                                            Base Station
                           Employee         FCC License     Asset          Base Station     FCC License    Site Lease
                           Terminations     Terminations    Write-Offs     Deconstruction   Terminations   Terminations      Total
                           ------------     ------------    ----------     --------------   ------------   ------------      -----
Balance January 1, 2004        $---                            $---            $---            $---            $---            $---
------------------------------------------------------------------------------------------------------------------------------------
Restructure Charge           (1,107)            ---             ---             ---             ---             ---          (1,107)
Deductions - Cash               333             ---             ---             ---             ---             ---             333
------------------------------------------------------------------------------------------------------------------------------------
Balance March 31, 2004         (774)            ---             ---             ---             ---             ---            (774)
------------------------------------------------------------------------------------------------------------------------------------
Restructure Charge              ---             ---          (2,795)           (398)           (113)         (1,854)         (5,160)
Deductions - Cash               242             ---             ---              75              25              61             403
Deductions - Non-Cash           ---             ---           2,795             ---             ---             ---           2,795
------------------------------------------------------------------------------------------------------------------------------------
Balance June 30, 2004          (532)            ---             ---            (323)            (88)         (1,793)         (2,736)
------------------------------------------------------------------------------------------------------------------------------------
Deductions - Cash               132             ---             ---             252              39             416             839
------------------------------------------------------------------------------------------------------------------------------------
Balance September 30, 2004     (400)            ---             ---             (71)            (49)         (1,377)         (1,897)
------------------------------------------------------------------------------------------------------------------------------------
Deductions - Cash                50             ---             ---              71              54             435             610
------------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 2004      (350)            ---             ---             ---               5            (942)         (1,287)
------------------------------------------------------------------------------------------------------------------------------------
Restructure Charge              (85)            ---             ---             ---             ---             ---             (85)
Deductions - Cash                39             ---             ---             ---             ---             197             236
------------------------------------------------------------------------------------------------------------------------------------
Balance March 31, 2005         (396)            ---             ---             ---               5            (745)         (1,136)
------------------------------------------------------------------------------------------------------------------------------------
Restructure Charge              ---          (3,581)            ---            (147)            ---          (1,852)         (5,580)
------------------------------------------------------------------------------------------------------------------------------------
Deductions - Cash               164             ---             ---              24             ---             498             686
------------------------------------------------------------------------------------------------------------------------------------
Deductions - Non-Cash           ---           3,581             ---             ---             ---            (206)         (3,375)
------------------------------------------------------------------------------------------------------------------------------------
Balance June 30, 2005       $  (232)            ---             ---         $  (123)        $     5         $(2,305)        $(2,655)

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


Concentrations of Credit Risk
-----------------------------

For the six months ended June 30, 2005, four customers accounted for approximately 42% of the Company's service revenue, with one customer, SkyTel Communications, Inc. ("SkyTel"), accounting for more than 23%. As of June 30, 2005, one customer, Geologic Solutions accounted for approximately 17% of our net accounts receivable. No other single customer accounted for more than 10% of our net accounts receivable. For the six months ended June 30, 2004, fivecustomers accounted for approximately 47% of the Company's service revenue, with one customer, SkyTel, accounting for more than 21%. No single customer accounted for more than 9% of the Company's net accounts receivable at June 30, 2004.

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


TerreStar Asset Purchase
------------------------



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


Assets acquired and liabilities assumed in the asset purchase were recorded on the Company's Consolidated Balance Sheet as of the purchase date based upon their fair values at such date. The results of operations of the net assets acquired by the Company have been included in the Company's Statements of Operations since its date of purchase . Approximately $78 million was allocated to intangible assets that include the rights to receive licenses in the 2 GHz band and other intangibles. These intangible assets are being amortized over an average life of 15 years. Approximately $78 million represents the 39% minority interest in TerreStar. There was no excess purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed. In certain circumstances, the allocation of the purchase price is based upon preliminary estimates and assumptions. Accordingly, the allocations are subject to revision when the Company receives final information and other analyses. Revisions to the fair values, which may be significant, will be recorded by the Company as further adjustments to the purchase price allocations.

For additional information regarding TerreStar, see Note 1. Organization and Business as well as Note 5 TerreStar Asset Purchase .


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



Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds




Issuer Purchases of Equity Securities

During the fiscal quarter ended June 30, 2005, we repurchased shares of our common stock on the dates and in the amounts set forth in the table below:


-----------------------------------------------------------------------------------------------------------------------
Period                    (a) Total Number of    (b) Average Price       (c) Total Number of    (d) Maximum Number
                          Shares (or Units)      Paid per Share (or      Shares (or Units)      (or Approximate
                          Purchased              Unit)                   Purchased as Part of   Dollar Value) of
                                                                         publicly Announced     Shares (or Units)
                                                                         Plans or Programs      that May Yet Be
                                                                                                Purchased Under the
                                                                                                Plans or Programs
-----------------------------------------------------------------------------------------------------------------------
April 1, 2005 - April     0                      N/A                     0                      0
30, 2005
-----------------------------------------------------------------------------------------------------------------------
May 1, 2005 - May 31,     2.9 million (1)        $19.57                  0                      0
2005
-----------------------------------------------------------------------------------------------------------------------
June 1, 2005 - June 30,   0                      N/A                     0                      0
2005
-----------------------------------------------------------------------------------------------------------------------
Total                     2.9 million            $19.57                  0                      0
-----------------------------------------------------------------------------------------------------------------------

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

Election of Directors


     Nominee                  # of Shares                           # of Shares
     -------                  -----------                           -----------
Steven G. Singer       FOR    39,006,957     WITHHELD AUTHORITY     1,132,541
                              ----------                            ---------
James D. Dondero       FOR    39,730,554     WITHHELD AUTHORITY     408,584
                              ----------                            ---------
C. Gerald Goldsmith    FOR    40,006,137     WITHHELD AUTHORITY     133,001
                              ----------                            ---------
Gerald S. Kittner      FOR    39,006,171     WITHHELD AUTHORITY     1,132,541
                              ----------                            ---------
Jonelle St. John       FOR    40,006,233     WITHHELD AUTHORITY     132,905
                              ----------                            ---------
Raymond L. Steele      FOR    40,006,137     WITHHELD AUTHORITY     133,001
                              ----------                            ---------
Barry A. Williamson    FOR    40,015,659     WITHHELD AUTHORITY     123,479
                              ----------                            ---------


To ratify the appointment of Friedman LLP as independent auditors of the Company for the fiscal year ending December 31, 2005.


        # of Shares               # of Shares            # of Shares
        -----------               -----------            -----------
   FOR   40,130,787    ABSTAIN       6,290     AGAINST      2,061
        -----------               -----------            -----------

To increase the number of shares of common stock authorized by the Company's certificate of incorporation to 200 million.


         # of Shares              # of Shares            # of Shares
         -----------              -----------            -----------
   FOR    39,647,015   ABSTAIN       3,528     AGAINST     488,595
         -----------              -----------            -----------


To increase by 2.5 million the number of shares of common stock authorized under the Company's 2002 Stock Option Plan.

        # of Shares               # of Shares            # of Shares            # of Shares
        -----------               -----------            -----------            -----------
   FOR   14,361,678    PRESENT,    20,307,981  AGAINST    5,464,776   ABSTAIN      4,703
        -----------    NOT VOTING -----------            -----------            -----------


Item 6.  Exhibits

      The Exhibit Index filed herewith is incorporated herein by reference.

                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         MOTIENT CORPORATION
                                         (Registrant)



November 2, 2005                         /s/Christopher W. Downie
                                         ------------------------
                                         Christopher W. Downie
                                         Executive Vice President,
                                         Chief Operating Officer and
                                         Treasurer (principal executive officer
                                         and duly authorized officer to sign
                                         on behalf of the registrant)

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