Form 10-Q
period 2005-09-30
MOTIENT CORP
filed 2005-11-09
CIK 913665

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005
                           Commission File No. 0-23044

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No[_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]


Number of shares of common stock outstanding at October 31, 2005: 62,527,423

                               MOTIENT CORPORATION
                                    FORM 10-Q
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2005

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements - (Unaudited)

  Consolidated Statements of Operations for the Three and Nine Months Ended
  September 30, 2005 and 2004                                                  3

  Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004   4

  Consolidated Statements of Cash Flows for the Nine Months Ended September
  30, 2005 and 2004                                                            5

  Notes to Consolidated Financial Statements                                   6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                28

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           49

Item 4.  Controls and Procedures                                              49


                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings                                                    52

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          52

Item 6.  Exhibits                                                             52

PART I- FINANCIAL INFORMATION
-----------------------------

                          Item 1. Financial Statements

                      Motient Corporation and Subsidiaries
                      Consolidated Statements of Operations
                      (in thousands, except per share data)

                                                                                 Three Months Three Months  Nine Months  Nine Months
                                                                                     Ended        Ended        Ended        Ended
                                                                                   September    September    September    September
                                                                                   30, 2005     30, 2004     30, 2005     30, 2004
                                                                                   --------     --------     --------     --------
                                                                                  (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)
REVENUES
   Services and related revenue                                                    $  3,032     $  7,329     $ 10,833     $ 27,446
   Sales of equipment                                                                   131        1,024          888        3,846
                                                                                   --------     --------     --------     --------

       Total revenues                                                              $  3,163     $  8,353     $ 11,721     $ 31,292
                                                                                   --------     --------     --------     --------

COSTS AND EXPENSES

Cost of services and operations (including stock-based compensation of $(452)
  and $70, respectively for the three months ended September 30, 2005 and
  September 30, 2004, and $551 and $2,028, respectively for the nine months ended September 30, 2005 and September 30, 2004,
  exclusive of depreciation and amortization below)                                   3,853        7,768       16,676       29,532
Cost of equipment sold (exclusive of depreciation and amortization below)               104          939          842        3,705
Sales and advertising (including stock-based compensation
  of $(12) and $(85), respectively for the three months ended September 30,
  2005 and September 30, 2004, and $79 and $804, respectively for the nine months ended September 30, 2005 and September 30, 2004, exclusive of
  depreciation and amortization below)                                                  220          166          749        2,058
General and administrative (including stock-based
   compensation of $1,760 and $102, respectively for the three months ended
   September 30, 2005 and September 30, 2004 of $11,963 and $1,131,
   respectively for the nine months ended September 30, 2005 and September 30,
   2004, and including expense from MSV, a related party, of $559 and $0, for the three months ended September 30, 2005 and September 30, 2004, respectively and $842 and $0 for the nine months ended September 30, 2005 and
   September 30, 2004, respectively, exclusive of depreciation
   and amortization below)                                                            7,565        2,026       26,601        6,902
Research and development (including expense to MSV, a
   related party, of $1,312 and $0 for the three months ended September 30, 2005 and September 30, 2004, respectively and $1,663 and $0 for the nine months
   ended September 30 2005 and September 30, 2004, respectively)                      1,325           --        1,676           --
Restructuring and impairment charges                                                     --           --        5,665        6,264
Depreciation and amortization                                                         4,055        3,686       12,783       12,071
(Gain)/Loss on asset disposal                                                           741           (2)         735           (2)
(Gain) on debt and capital lease retirement                                              --           --           --         (802)
                                                                                   --------     --------     --------     --------
       Total costs and expenses                                                      17,863       14,583       65,727       59,728
                                                                                   --------     --------     --------     --------

   Operating loss                                                                   (14,700)      (6,230)     (54,006)     (28,436)
                                                                                   --------     --------     --------     --------

   Interest income (expense), net                                                     2,755         (556)       4,870       (3,595)
   Write-off of deferred financing fees                                                  --           --           --       (8,052)
   Other income, net                                                                     --           66           80          265
   Other income from UPS                                                              1,112          ---        1,112          ---
   Other income from Aether                                                              --          650           --        1,957
   Equity in loss of Mobile Satellite Ventures                                       (2,308)      (3,779)     (11,520)      (8,617)
   Minority interests in losses of TerreStar                                          1,348           --        1,752           --
                                                                                   --------     --------     --------     --------

   Net (loss)                                                                       (11,793)      (9,849)     (57,712)     (46,478)
                                                                                   --------     --------     --------     --------

   Less:
   Dividends on Series A Cumulative Convertible Preferred Stock                      (5,916)          --      (10,791)          --
   Accretion of issuance costs associated with Series A
   Cumulative Convertible Preferred Stock                                              (763)          --       (1,377)          --
                                                                                   --------     --------     --------     --------

   Net (loss) available to Common Stockholders                                     $(18,472)    $ (9,849)    $(69,880)    $(46,478)
                                                                                   ========     ========     ========     ========

Basic and Diluted (Loss) Per Share of Common Stock:                                $  (0.30)    $  (0.29)    $  (1.13)    $  (1.59)

Weighted-Average Common Shares Outstanding - basic and diluted                       62,464       33,418       61,946       29,323
                                                                                   ========     ========     ========     ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                      Motient Corporation and Subsidiaries
                           Consolidated Balance Sheets
                 (in thousands, except share and per share data)


                                                                            September 30, 2005   December 31, 2004
                                                                            ------------------   -----------------
                                                                               (Unaudited)          (Audited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                    $ 240,194           $  16,945
   Restricted cash and short-term investments                                      42,225                 ---
   Restricted cash for Series A Cumulative Convertible Preferred Stock             21,446                 ---
   Accounts receivable-trade, net of allowance for doubtful accounts of
     $80 at September 30, 2005 and $256 at December 31, 2004                          812               1,917
   Inventory                                                                            2                  75
   Due from Mobile Satellite Ventures, net                                            ---                   5
   Deferred equipment costs                                                           117                 874
   Issuance costs associated with Series A Cumulative
   Convertible Preferred Stock                                                      3,145                 ---
   Assets held for sale                                                               261                 261
   Other current assets                                                             1,887               1,348
                                                                                ---------           ---------
      Total current assets                                                        310,089              21,425
                                                                                ---------           ---------

RESTRICTED INVESTMENTS                                                                 76                  76
PROPERTY AND EQUIPMENT, net                                                        16,162              17,261
INTANGIBLE ASSETS, net                                                            136,777              67,649
INVESTMENT IN MSV                                                                 501,400             141,635
RESTRICTED CASH FOR SERIES A CUMULATIVE CONVERTIBLE
PREFERRED STOCK                                                                    21,446                 ---
ISSUANCE COSTS ASSOCIATED WITH SERIES A CUMULATIVE
CONVERTIBLE PREFERRED STOCK                                                        12,961                 ---
DEFERRED CHARGES AND OTHER ASSETS                                                      23                  34
                                                                                ---------           ---------
      Total assets                                                              $ 998,934           $ 248,080
                                                                                =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses (including amounts due to MSV, a related party, of $1,541 and $0 at September 30, 2005 and December
   31, 2004, respectively)                                                      $   8,131           $   6,327
   Deferred equipment revenue                                                         140                 933
   Deferred revenue and other current liabilities                                     982               5,414
   Series A Cumulative Convertible Preferred Stock dividends                       10,791                 ---
                                                                                ---------           ---------
      Total current liabilities                                                    20,044              12,674
                                                                                ---------           ---------

LONG-TERM LIABILITIES
   Other long-term liabilities                                                        484                 675
                                                                                ---------           ---------
      Total long-term liabilities                                                     484                 675
                                                                                ---------           ---------
      Total liabilities                                                            20,528              13,349
                                                                                ---------           ---------

COMMITMENTS AND CONTINGENCIES                                                         ---                 ---

MINORITY INTEREST                                                                  76,287                 ---

SERIES A CUMULATIVE CONVERTIBLE PREFERRED STOCK
($0.01 par value; 5,000,000 shares authorized at September 30, 2005 and
December 31, 2004, 408,500 and 0 shares issued and outstanding at
September 30, 2005 and December 31, 2004, respectively)                           408,500                 ---

STOCKHOLDERS' EQUITY:
 Common Stock; voting, par value $0.01; 200,000,000 and 100,000,000 shares authorized and 65,431,404 and 51,544,596 shares issued and outstanding at September 30, 2005 and at December 31, 2004,
   respectively                                                                       654                 516
 Additional paid-in capital                                                       743,878             399,635
 Less: 2,906,989 common shares held in treasury stock                             (56,916)                ---
 Common stock purchase warrants                                                    69,892              28,589
 Accumulated deficit                                                             (263,889)           (194,009)
                                                                                ---------           ---------
STOCKHOLDERS' EQUITY                                                              493,619             234,731
                                                                                ---------           ---------
      Total liabilities and stockholders' equity                                $ 998,934           $ 248,080
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

                      Motient Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)


                                                                                Nine Months    Nine Months
                                                                                   Ended          Ended
                                                                                 September      September
                                                                                 30, 2005       30, 2004
                                                                                 --------       --------
                                                                                (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                                                      $ (57,712)     $ (46,478)
Adjustments to reconcile net (loss) to net cash (used in)
operating activities:
   Depreciation and amortization                                                   12,783         12,071
   Equity in loss of MSV                                                           11,520          8,617
   Minority interests in losses of TerreStar                                       (1,752)            --
   Restructuring and impairment charges, asset and intangible disposals             3,580          2,798
   (Gain)/loss on disposal of assets                                                  735             --
   (Gain) on debt restructuring                                                        --           (802)
   Write-off of deferred financing fees                                                --          8,052
   Non cash amortization of deferred financing costs                                   --          2,026
   Non cash stock compensation                                                     12,793          3,990
   Changes in assets and liabilities, net of acquisitions and dispositions:
    Inventory                                                                          73            144
    Accounts receivable -- trade                                                    1,105          1,728
    Other current assets                                                             (522)         6,867
    Accounts payable and accrued expenses (including $1,727 and $0 in payments made to MSV, a related party, for the periods ended September 30, 2005 and
    September 30, 2004, respectively.)                                                202         (3,449)
    Accrued interest                                                                   --         (3,080)
    Deferred revenue and other deferred items                                      (4,659)        (7,062)
                                                                                ---------      ---------
   Net cash (used in) operating activities                                        (21,854)       (14,578)
                                                                                ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from MSV note                                                            --          2,000
     Proceeds from sale of property and equipment                                      26              2
     Proceeds (purchase) of restricted investments                                (85,117)         1,544
     Cash acquired in TerreStar asset purchase                                      6,165             --
     Additions to property and equipment, net                                      (3,244)        (1,101)
                                                                                ---------      ---------
     Net cash (used in) provided by investing activities                          (82,170)         2,445
                                                                                ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments under capital leases                                           --         (2,419)
     Principal payments under vendor financing                                         --         (2,582)
     Repayment from term credit facility                                               --         (6,785)
     Proceeds from term credit facility                                                --          1,500
     Proceeds from issuance of stock                                                  679         55,480
     Proceeds from issuance of employee stock options                               1,241          1,235
     Proceeds from issuance of Series A Cumulative
     Convertible Preferred Stock                                                  408,500             --
     Issuance costs associated with Series A Cumulative
     Convertible Preferred Stock                                                  (17,483)            --
     Stock issuance costs and other charges                                            (9)        (1,422)
     Repayment of notes payable                                                    (8,739)       (19,750)
     Purchase of treasury stock                                                   (56,916)            --
                                                                                ---------      ---------
Net cash provided by financing activities                                         327,273         25,257
                                                                                ---------      ---------
Net increase in cash and cash equivalents                                         223,249         13,124
                                                                                ---------      ---------
CASH AND CASH EQUIVALENTS, beginning of period                                     16,945          3,618
                                                                                ---------      ---------
CASH AND CASH EQUIVALENTS, end of period                                        $ 240,194      $  16,742
                                                                                =========      =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                      MOTIENT CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)

1.  ORGANIZATION AND BUSINESS

Overview

Motient owns, operates and develops two-way wireless communications businesses. It is currently developing a satellite communications service via its 61% ownership of TerreStar Networks Inc., a development stage company in the process of building its first satellite. Motient also owns and operates a two-way wireless data network (the DataTac network) that it uses to provide its customers with two-way wireless data communication services. Motient also has the capabilities to integrate the DataTac network and its back-office and support systems with convenient and cost-effective access to other wireless data networks, such as the Sprint and Cingular networks. In addition, Motient also owns 49% of Mobile Satellite Ventures, LP (MSV), but does not have operating control of its business.

Proposed Consolidation of Ownership of MSV and TerreStar

On September 22, 2005, Motient announced that it had entered into a non-binding letter of intent with SkyTerra Communications, Inc. and TMI Communications & Company, among others, relating to a transaction to consolidate the ownership of MSV and TerreStar within Motient. The parties anticipate that these transactions, if consummated, will simplify the ownership and governance of both MSV and TerreStar, better enabling both of them to pursue more effectively their deployment of separate hybrid satellite and terrestrial based communications networks providing ubiquitous wireless coverage across all of North America in the L-band and S-band, respectively.

The letter of intent sets forth the basic terms of the proposed transaction, which include, among other things, the following:

     o In connection with all the transactions contemplated by the letter of intent, Motient would issue or commit to issue approximately 77 million shares of common stock in exchange for the outstanding MSV interests not already owned by Motient, and approximately 16 million shares for the outstanding TerreStar shares not already owned by Motient.

     o All of the outstanding MSV and TerreStar interests not already owned by Motient, other than those held by TMI, would be transferred to Motient at closing.

     o TMI would receive the right to exchange its interests in MSV and TerreStar at any time at the same exchange ratios that are being offered to the other shareholders and would subscribe for shares of a new class of Motient preferred stock with nominal economic value but having voting rights in Motient equivalent to those TMI would receive upon exchange of its MSV and TerreStar interests for Motient common stock.

     o SkyTerra would dividend to its securityholders shares of a newly formed company that would hold all of its assets other than its interests in MSV and TerreStar, and then SkyTerra, which would then consist only of its stakes in MSV and TerreStar, would merge in a tax-free transaction with and into a subsidiary of Motient. As a result, in addition to the dividend, SkyTerra's stockholders would receive Motient common stock at an exchange ratio reflecting equivalent economic value for MSV/TerreStar as received by the other MSV/TerreStar stockholders. In total, SkyTerra common and preferred stockholders would receive approximately 26 million shares of Motient common stock. SkyTerra's preferred stock would be retired in exchange for Motient common stock with a value equal to its liquidation preference and SkyTerra's common stockholders would receive the balance of the Motient shares.

     o The parties anticipate that, after the closing of the transaction, TerreStar would likely be spun-off to the stockholders of Motient (including those receiving shares in connection with these transactions). However, this spin-off would be evaluated following the closing of the other transactions, and would only be executed if it is judged by Motient's Board of Directors to be in the best interests of its stockholders at that time. In the event of a spin off of TerreStar, the exchange ratios applicable to TMI's exchange right would be modified accordingly.

     o The boards of Motient, MSV and TerreStar would be reconstituted with nine members mutually acceptable to the parties and in compliance with the independence rules and regulations of NASDAQ. TerreStar would have a similarly structured board after the completion of the transaction, separate of Motient and MSV.

     o The parties anticipate that Alex Good, CEO of MSV, would become Motient's new CEO after the transaction. The parties also anticipate that Robert Brumley, CEO of TerreStar, would continue in that role after the transaction with TerreStar maintaining its own management team.

The consummation of the transactions will require successful completion of due diligence, negotiation and execution of definitive documentation, Motient and SkyTerra board and stockholder approval, and various regulatory approvals. Because the letter of intent is non-binding, the parties have no obligation to negotiate such documentation or otherwise consummate the transactions. Therefore, the parties can provide no assurances that the transactions will be consummated on the currently proposed terms or will ever be consummated, or that the required corporate or regulatory approvals will be obtained.

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

Pursuant to an Intellectual Property License from MSV, TerreStar received a perpetual, royalty-free license to utilize MSV's patent portfolio, including those patents related to "ancillary terrestrial component", or ATC, technology. ATC is an FCC granted authority subject to which a Mobile Satellite Service, or MSS, provider can, subject to certain restrictions, integrate a satellite communications system with a terrestrial network. Motient anticipates that TerreStar could use ATC to effectively integrate satellite-based two-way communications services with land-based two-way communications services. Mobile devices using ATC could be used for a myriad of communications applications, including potentially voice, data and video services. ATC can enhance satellite availability, efficiency and economic viability by terrestrially reusing at least some of the frequencies that are allocated to the satellite systems. Without ATC, it may be challenging for mobile satellite systems to reliably serve densely populated areas, because the satellite's signal may be blocked by high rise structures and may not penetrate into buildings. As a result, the satellite spectrum may be underutilized or unused in such areas. The use of ATC retransmission can reduce or eliminate this problem.

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

During 2002, TerreStar entered into a contract to purchase a satellite system, including certain ground infrastructure for use with the 2 GHz band. The satellite represents one component of a communications system that would include a spare satellite, ground-switching infrastructure, launch costs and insurance. Total cost of this satellite system could exceed $550 million. In order to finance future payments, TerreStar will be required to obtain additional debt or equity financing, or may enter into various joint ventures to share the cost of development. There can be no assurance that such financing or joint venture opportunities will be available to TerreStar or available on terms acceptable to TerreStar.

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

These arrangements allow Motient to provide integrated wireless data solutions to our customers using a variety of networks. In December 2004, Motient launched a new set of products and services designed to provide these integrated wireless data solutions to its customers called iMotient Solutions. iMotient allows Motient's customers to use these multiple networks via a single connection to Motient's back-office systems, providing a single alternative for application and software development, device management and billing across multiple networks, including but not limited to GPRS, 1XRTT and Motient's own DataTac network. Once connected to iMotient, customers will receive our proprietary applications and services that reduce airtime usage, improve performance and reduce costs.

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

MSV, together with Mobile Satellite Ventures (Canada) Inc., licensed by Industry Canada, has access to more than 28 MHz of L-band spectrum that is authorized for use in every market in North America. The L-band spectrum is positioned within the range of frequencies used by terrestrial wireless providers in North America.

In May 2005, MSV received FCC authorization to launch and operate a next generation L-Band satellite. This authorization follows the April 2005 Industry Canada authorization to MSV's Canadian affiliate for an L-band satellite. Use of the two authorizations together enables MSV to replace its existing satellites and utilize the full complement of spectrum available to it. MSV is also developing a next-generation system; a hybrid satellite/terrestrial wireless network over North America that MSV expects will utilize new satellites working with MSV's patented ATC technology. MSV expects to be able to deploy terrestrial two-way wireless network technology in thousands of locations across the United States, allowing subscribers to integrate satellite-based communications services with more traditional land-based wireless communications services. MSV is headquartered in Reston, VA, with an office in Ottawa, ON, Canada.

MSV is structured as a limited partnership, of which Motient is one of the limited partners. Motient holds a proportionate ownership interest in the corporate general partner. Motient has certain rights to appoint directors to the sole general partner of the limited partnership, but does not have any direct or indirect operating control over MSV.

For the three and nine months ended September 30, 2005, MSV had revenues of $7.9 and $22.6 million, operating expenses of $27.1 and $59.5 million and net losses of $6.6 and $31.3 million, respectively. To the extent that MSV will need future cash to support its operations, Motient is under no contractual obligation to provide it, and the value of our investment in MSV could be negatively impacted if MSV cannot meet any such funding requirements.


2.  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company and are unaudited. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year. In the opinion of management, all adjustments (consisting of normal recurring adjustments unless otherwise indicated) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2005, and for all periods presented, have been made. Footnote disclosure has been condensed or omitted as permitted in interim financial statements.

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

As of September 30, 2005 and 2004, the Company had capitalized a total of $0.1 million and $1.5 million of deferred equipment revenue, respectively, and had deferred equipment costs of $0.1 million and $1.5 million, respectively.

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

In June 2004, the Company recorded a restructuring charge of $5.1 million related to certain network rationalization initiatives, consisting of base station deconstruct costs of $0.5 million, the loss on the retirement of certain base station equipment of $2.8 million and termination liabilities of $1.8 million for site leases no longer required for removed base stations. Of these amounts, as of September 30, 2005, the Company had incurred base station deconstruct costs of $0.5 million, the loss on the retirement of certain base station equipment of $2.8 million and termination liabilities of $1.4 million for site leases no longer required for removed base stations. The Company recorded these charges in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities".

In June 2005, the Company recorded a restructuring charge of $5.6 million related to additional network rationalization initiatives for Motient Communications, consisting of base station deconstruct costs of $0.1 million, the loss on the cancellation of frequencies of $3.6 million and termination liabilities of $1.9 million for site leases no longer required for removed base stations. Of these amounts, as of September 30, 2005, the Company had incurred base station deconstruct costs of than $0.1 million, the loss on the cancellation of frequencies of $3.6 million and termination liabilities of $0.6 million for site leases no longer required for removed base stations. The Company recorded these charges in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". In January, 2005 the Company identified the base station equipment associated with the 2005 rationalization and adjusted their remaining useful lives for depreciation purposes, resulting in approximately $1.8 million of accelerated depreciation expense. The Company recorded these charges in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets".

                                                             Base Station
                             Employee        FCC License     Asset          Base Station      FCC License     Site Lease
                             Terminations    Terminations    Write-Offs     Deconstruction    Terminations    Terminations   Total
                             ------------    ------------    ----------     --------------    ------------    ------------   -----

------------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 2004      $(350)         $   ---          $ ---           $ ---            $   5         $  (942)      $(1,287)
------------------------------------------------------------------------------------------------------------------------------------
Restructure Charge               (85)          (3,581)           ---            (147)             ---          (1,852)       (5,665)
------------------------------------------------------------------------------------------------------------------------------------
Increase due to
reclassification of
site lease accrual               ---              ---            ---             ---              ---            (206)         (206)
------------------------------------------------------------------------------------------------------------------------------------
Deductions - Cash                435              ---            ---             147              ---           1,315         1,897
------------------------------------------------------------------------------------------------------------------------------------
Deductions - Non-Cash            ---            3,581            ---             ---               (5)            ---         3,576
------------------------------------------------------------------------------------------------------------------------------------
Balance September 30, 2005     $ ---          $   ---          $ ---           $ ---            $ ---         $(1,685)      $(1,685)
------------------------------------------------------------------------------------------------------------------------------------


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

                                                            Three Months       Three Months       Nine Months        Nine Months
                                                               Ended              Ended              Ended              Ended
                                                            September 30,      September 30,      September 30,      September 30,
                                                                2005               2004               2005               2004
                                                                ----               ----               ----               ----
Net loss available to common stockholders, as
reported                                                     $(18,472)          $ (9,849)          $(69,880)          $(46,478)
(Deduct)/Add: Stock-based employee compensation
   expense included in net loss, net of related tax
   effects                                                      1,296                 87             12,593              3,963
(Deduct)/Add: Total stock-based employee
   compensation (expense) income determined under
   fair value based method for all awards, net of
   tax related effects                                         (1,536)            (1,790)           (14,705)            (2,218)
                                                             --------           --------           --------           --------
Pro forma net loss                                           $(18,712)          $(11,552)          $(71,992)          $(44,733)
Weighted average common shares outstanding                     62,464             33,418             61,946             29,323
Loss per share:
   Basic and diluted---as reported                           $  (0.30)          $  (0.29)          $  (1.13)          $  (1.59)
   Basic and diluted---pro-forma                             $  (0.30)          $  (0.35)          $  (1.16)          $  (1.53)

Under SFAS No. 123 the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                   Three Months Ended     Three Months Ended       Nine Months Ended       Nine Months Ended
                                   September 30, 2005     September 30, 2004      September 30, 2005       September 30, 2004
                                   ------------------     ------------------      ------------------       ------------------
Expected life (in years)                     8                      8                        8                       8
Risk-free interest rate                  3.44%            0.88%-1.46%              2.28%-3.44%             0.88%-1.46%
Volatility                                840%              146%-258%                456%-840%               146%-258%
Dividend yield                              0%                     0%                       0%                      0%

Segment Disclosures

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", requires companies to report financial and descriptive information about their reportable operating segments, including segment profit or loss, certain specific revenue and expense items and segment assets as well as information about the revenues derived from the company's products and services and major customers. This statement requires the use of the management approach to determine the information to be reported. The management approach is based on the way management organizes the enterprise to assess performance and make operating decisions regarding the allocation of resources. It is management's opinion that beginning in May, 2005 with the TerreStar asset purchase, the Company has two reportable segments, Motient Communications and TerreStar Networks Inc. In 2004, the Company had one reportable segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

The Company's core customer base can be generally divided into six broad categories, Wireless Internet, Field Services, Transportation, Telemetry, iMotient and Other. Wireless Internet primarily consists of customers using the Company's network and applications to access certain internet functions, like email. Devices and airtime used by transportation and shipping companies, or by personnel in the field service industries (such as repair personnel), for dispatching, routing and other vital communications functions are known as transportation and field service, respectively. Telemetry typically covers devices and airtime to connect remote equipment, such as wireless point-of-sale terminals, with a central monitoring facility. iMotient consists of integrated wireless data solutions revenues through the resale of airtime on the Cingular and Sprint wireless networks. Other revenues may consist of sales commissions, consulting fees or other fees. The following summarizes the Company's core wireless business revenue by these market categories (in millions):

                             Three Months Ended       Three Months        Nine Months        Nine Months
                               September 30,        Ended September     Ended September    Ended September
                                    2005                30, 2004           30, 2005           30, 2004
                                    ----                --------           --------           --------
Summary of Revenue
------------------
Wireless Internet                  $1.7                  $4.3                $6.4              $15.7
Transportation                      0.4                   0.9                 1.4                2.7
Field services                      0.1                   1.4                 1.0                4.7
Telemetry                           0.4                   0.6                 1.3                1.8
iMotient                            0.1                    -                  0.2                 -
All Other                           0.3                   0.2                 0.5                2.6
    Service revenue                 3.0                   7.4                10.8               27.5
    Equipment revenue               0.1                   1.0                 0.9                3.8
      Total Revenue                $3.1                  $8.4               $11.7              $31.3

The Company does not measure ultimate profit and loss or track its assets by these market categories. TerreStar does not currently generate any revenues and we do not anticipate that it will do so until 2008. Additional financial information concerning the Company's reportable segments is shown in the following table (in thousands):

                                              Three Months Ended                     Nine Months Ended
                                               September 30, 2005                    September 30, 2005
                                          Motient   TerreStar    Total         Motient    TerreStar     Total
                                          -------   ---------    -----         -------    ---------     -----
Operating (loss)                         $(8,889)   $(5,811)   $(14,700)      $(47,099)   $ (6,907)   $(54,006)
Depreciation expense                     $ 1,518    $   ---    $  1,518       $  6,921    $   ---     $  6,921
Amortization expense                     $ 1,227    $ 1,310    $  2,537       $  3,819    $  2,043    $  5,862
Identifiable assets                          N/a        N/a         N/a       $722,913    $276,022    $998,934
Capital expenditures                     $    71    $ 3,137    $  3,208       $    107    $  3,137    $  3,244

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

As of September 30, 2005 there were 408,500 shares of Series A Cumulative Convertible Preferred Stock entitled to be converted into a total of 12,255,000 shares of common stock, shares that were not included in this calculation because of their antidilutive effect for the three and nine months ended September 30, 2005. Options and warrants to purchase shares of common stock were not included in the computation of loss per share as the effect would be antidilutive for all periods. As a result, the basic and diluted earnings per share amounts for all periods presented are the same. As of September 30, 2005 and 2004, there were warrants to acquire approximately 6,740,376 and 6,063,450, respectively, shares of Motient common stock. As of September 30, 2005 and 2004, there were options to purchase 796,743 and 633,719, respectively, shares of Motient common stock that were not included in this calculation because of their antidilutive effect for the three and nine months ended September 30, 2005 and 2004. Additionally, there were options to purchase 4,153,151 and 0 shares of TerreStar common stock at September 30, 2005 and September 30, 2004.


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

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs: an amendment of ARB No. 43, Chapter 4", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has adopted SFAS No. 151 and when applied, SFAS 151 did not have an impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets -- An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (SFAS 153). SFAS 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and is was adopted by the Company in the third quarter of 2005. The adoption of SFAS 153 did not have a material effect on our results of operations as the Company currently does not and does not expect to exchange any non-monetary assets.

Related Parties

The Company made cash payments of $1,777,000 and $3,255,000 to related parties for service-related obligations for the three and nine-month periods ended September 30, 2005, as compared to $196,000 and $967,000 for the three and nine-month periods ended September 30, 2004. For the three months ended September 30, 2005, $1,597,000 was paid to MSV for consulting services related to TerreStar Networks, Inc. and $180,000 was paid to CTA, a consulting and private advisory firm specializing in the technology and telecommunications sectors. CTA has been engaged to act as chief restructuring entity of Motient.

As consideration for this work, Motient has agreed to pay to CTA a monthly fee of $60,000. This engagement extends to December 31, 2005 and may be extended or terminated at the Company's discretion.

In February 2005, the board approved a success-based consulting fee of $3,709,796, payable 60% to CTA and certain of its affiliates, and 40% to The Singer Children's Management Trust, a trust established for the benefit of the children of Gary Singer, a former lender under the 2003 Term Credit Agreement and the brother of Steven Singer, Motient's chairman of the board. The fee was paid in cash and stock, and was related to the closing of Motient's acquisition of certain interests in MSV in February 2005. Such fee is equal to 1% of the aggregate consideration paid by Motient for such MSV interests.

In September, 2005, Steven Singer, Motient's chairman, in accordance with the terms of the August 2005 grants of restricted stock, sold 6,989 shares of his grant to Motient for $23.75 per share.

3.  COMMITMENTS AND CONTINGENCIES

As of September 30, 2005, the Company had no contractual inventory commitments.

UPS Deposits and Deferred Revenue
---------------------------------

In December 2002, Motient entered into an agreement with UPS pursuant to which UPS prepaid an aggregate of $5 million in respect of network airtime service to be provided beginning January 1, 2004. In April 2005, this agreement was amended, and then in September 2005, the agreement was amended again. Motient made a payment of $2.0 million to UPS, and in exchange, all but $0.6 million of the outstanding prepayment of $3.7 million was terminated. The remaining $0.6 million prepayment must be used by UPS prior to March 31, 2006. If not used, UPS will forfeit this prepayment, and it will not be repaid.

Series A and Series B Cumulative Convertible Preferred Stock
------------------------------------------------------------

The Company accounts for Series A and Series B Cumulative Convertible Preferred Stock under Accounting Series Release 268. "Redeemable Preferred Stocks". On April 15, 2005, Motient sold 408,500 shares of Series A Cumulative Convertible Preferred Stock, $0.01 par value in a private placement exempt from the registration requirements of the Securities Act of 1933. Motient received cash proceeds, net of $17.5 million in placement agent commissions and other fees (before escrowing a portion of the proceeds as required under the terms of the preferred stock, described below) of approximately $391 million. On October 26, 2005, Motient exchanged $318.5 million face amount of its Series A Preferred Stock for Series B Preferred stock, with substantially identical economic terms.

In connection with the sale of preferred stock and the subsequent exchange offer, Motient entered into a registration rights agreement with the purchasers. Under this agreement, Motient is obligated to use its reasonable best efforts to cause a registration statement relating to the resale by the purchasers of the Motient shares of common stock issuable upon conversion of the preferred stock or the warrants issued in connection therewith to become effective as soon as possible. In addition, Motient granted warrants exercisable for an aggregate of

154,109 shares of Motient common stock to the purchasers. The warrants have a term of five years and an exercise price equal to $26.51 per share. Upon the consummation of the exchange offer, Motient believes that all of these warrants will vest by September 8, 2006. As of September 30, 2005, the Company had assigned a fair value to these warrants of $3.9 million of which $0.2 million had vested.

For additional information regarding the Series A Preferred, see Item 4, "Legal and Regulatory Matters."


4.  LEGAL AND REGULATORY MATTERS

Legal

On August 16, 2005, Highland Legacy Limited, a stockholder of Motient, filed suit in the Court of Chancery of the State of Delaware in and for New Castle County against: Motient; Steven Singer, Gerald Kittner, Barry Williamson, Raymond Steele and Gerald Goldsmith, directors of Motient; Peter D. Aquino, a former director of Motient; Christopher Downie, Chief Operating Officer of Motient; Gary Singer; Tejas Inc.; Tejas Securities, Inc.; Communications Technology Advisors LLC; Capital & Technology Advisors, Inc.; and Jared Abbruzzese. Highland Legacy Limited is an affiliate of James Dondero, a director of Motient. The lawsuit alleges breaches of duties allegedly owed to Motient by the defendants and seeks the recovery of fees from certain of these parties relating to prior transactions with Motient. Most of these fees were approved by Mr. Dondero in his capacity as a director of Motient. The defendants in this lawsuit filed a motion to dismiss these claims on October 14, 2005. Motient's independent audit committee, along with independent special counsel, has conducted an investigation of Mr. Dondero's allegations and has found no basis to his allegations.

On August 16, 2005, Highland Equity Focus Fund, L.P., Highland Crusader Offshore Partners, L.P., Highland Capital Management Services, Inc., and Highland Capital Management, L.P. filed a lawsuit in Dallas County, Texas against Motient challenging the validity of the Series A Preferred on the basis of the confusion regarding the voting rights of the Series A Preferred and seeking rescission of their purchase of the shares of Series A Preferred that they purchased from Motient in the private placement in April 2005. These entities acquired 90,000 shares of Series A Preferred for a purchase price of $90 million in that private placement. Although Motient currently has sufficient cash to refund this purchase price and rescind the purchase of Series A Preferred by these investors, Motient believes that this claim is without merit and intends to vigorously defend this lawsuit.

On October 7, 2005, Highland Equity Focus Fund, L.P., Highland Crusader Offshore Partners, L.P., Highland Capital Management Services, Inc., Highland Capital Management, L.P on behalf of themselves and all those similarly situated, filed a class action lawsuit in the Court of Chancery of the State of Delaware against Motient and each of its directors, other than Mr. Dondero, alleging that Motient has provided inadequate information to the holders of Series A Preferred relating to the Exchange Offer for the Series A Preferred, and that the Exchange Offer is coercive. These parties have also requested that the court enjoin the Exchange Offer. The Exchange Offer closed on October 26, 2005, and accordingly, Motient has requested that this suit be dismissed as moot.

On October 19, 2005, Motient Corporation filed two lawsuits against James D. Dondero, one in the United States District Court for the Northern Division of Texas, and one in the District Court of Dallas County, Texas. The complaint filed in state court alleges that Mr. Dondero has seriously and repeatedly breached his fiduciary duties as a director of Motient in order to advance his own personal interests. The complaint filed in Federal court alleges selective disclosure of material inside information and other improper actions undertaken by Mr. Dondero, the net result of which have been to drive down the price of Motient's stock. It also alleges that Mr. Dondero has solicited, and is still soliciting, the replacement of Motient's current board and management in violation of federal law.


Issuance of Series A Preferred

Motient issued the Series A Preferred in a private placement on April 15, 2005. As originally proposed, the Series A Preferred would have voted along with Motient's common stock on all matters on an as-converted basis. During negotiations with respect to the Series A Preferred, investors affiliated with Jim Dondero, a director of Motient, requested that the voting rights of the Series A Preferred be limited so that these investors would not be required to file applications under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended ("HSR"). Motient agreed to limit the voting rights of the Series A Preferred to the extent appropriate so that these investors would not be required to file HSR applications. However, due to a mistake, the voting rights were incorrectly stated in the Certificate of Designations for the Series A Preferred as originally filed with the Secretary of State of Delaware. Upon discovering this mistake, Motient promptly filed a Certificate of Corrections with the Secretary of State of Delaware to correctly state the voting rights of the Series A Preferred. Motient's Certificate of Incorporation contains a provision that prohibits the issuance by Motient of "non-voting stock." As described below, the investors affiliated with Jim Dondero who requested that the voting rights of the Series A Preferred be limited have now filed lawsuits against Motient claiming, among other things, that the Series A Preferred is void because the limited voting rights set forth in the Certificate of Incorporation make the Series A Preferred "non-voting stock" and that the Certificate of Corrections is not effective to remedy this. Motient believes that the Certificate of Corrections was effective to remedy any problems caused by the mistake, and that the limited voting rights granted in the Certificate of Designations were sufficient to make the Series A Preferred not be "non-voting stock." Subsequent to our sale of Series A Preferred, entities affiliated with Mr. Dondero filed an HSR application based on their purchases of Motient's securities in February 2005, two months prior to our issuance of the Series A Preferred.


Exchange Offer

On October 27, 2005, Motient completed an exchange offer in which it allowed each holder of Series A Preferred the opportunity to exchange their shares of Series A Preferred and a release of any claims relating to the issuance of the Series A Preferred for shares of Series B Preferred, which will have rights, preferences and privileges substantially identical to the Series A Preferred, except that upon (a) the accumulation of accrued and unpaid dividends on the outstanding shares of Series B Preferred for two or more six month periods, whether or not consecutive; (b) the failure of Motient to properly redeem the Series B Preferred Stock, or (c) the failure of Motient to comply with any of the other covenants or agreements set forth in the Certificate of Designations for the Series B Preferred Stock, and the continuance of such failure for 30 consecutive days or more after receipt of notice of such failure from the holders of at least 25% of the Series B Preferred then outstanding, then the holders of at least a majority of the then-outstanding shares of Series B Preferred, with the holders of shares of any parity securities upon which like voting rights have been conferred and are exercisable, voting as a single class, will be entitled to elect a majority of the members of Motient's Board of Directors for successive one-year terms until such defect listed above has been cured. All of the holders of the Series A Preferred except for those affiliated with Highland Capital Management exchanged their shares in this offer. Accordingly, approximately $318.5 million in face amount of Series A Preferred shares were exchanged for Series B Preferred shares of the same face amount, and only $90 million in face amount of Series A Preferred shares remain outstanding.

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

Regulation Of TerreStar

ATC

In January 2003, the FCC adopted an order governing ancillary terrestrial component, or ATC, technology, giving mobile satellite operators broad authority to use their assigned spectrum to operate an ATC. This order was applicable to both the L-band (MSV), and the S-band (TerreStar). The ATC Order established a set of preconditions and technical limits for ATC operations, as well as an application process for ATC approval of the specific system incorporating the ATCs that the licensee intends to use. A number of parties, principally wireless carriers, challenged the validity of that order by filing petitions for reconsideration and/or court appeals. On November 18, 2003, MSV filed an application with the FCC to expand the use of its L-band spectrum and construct its next-generation hybrid network with ATC. On November 8, 2004 the FCC issued an order granting MSV the first ATC license ever granted by the FCC. The FCC also approved several of MSV's waiver requests, allowing MSV to further enhance its service coverage, but it specifically deferred its ruling on other MSV waiver requests. The order sets forth various limitations and conditions necessary to the use of ATC by MSV, but there can be no assurances that such conditions will be satisfied by MSV, or that such limitations will not be unnecessarily burdensome to MSV. One of MSV's competitors has asked the FCC to review the November 8, 2004 decision. We cannot predict the outcome of this review. On February 25, 2005, the FCC adopted its ATC Reconsideration Order, which upheld the essential elements of the January 2003 ATC Order and denied wireless carriers' requests, on reconsideration, to effectively prevent MSS providers, including those in the 2 GHz band, from offering an ATC service. Moreover, the sole remaining entity challenging the January 2003 ATC Order in court ended its appeal in June 2005. One L-band entity has asked the FCC to review some of the revised ATC rules adopted in the ATC Reconsideration Order. We cannot predict the outcome of this review.

TerreStar has not applied for ATC authority, and there are several regulatory and technical conditions that must be satisfied prior to any grant of ATC authority by the FCC to TerreStar. As a result, Motient can provide no assurances that ATC authority will be granted if and when TerreStar applies for such authority.

TerreStar Licenses

TMI holds the approval issued by Industry Canada for a 2 GHz space station authorization and related spectrum licenses for the provision of Mobile Satellite Service, or MSS, in the 2 GHz band in Canada, as well as an authorization from the FCC for the provision of MSS in the 2 GHz band in the United States. These authorizations are subject to various milestones relating to the construction, launch, and operational date of the system. TMI is contractually obligated to transfer the authorizations to an entity designated by TerreStar that is eligible to hold the authorizations, subject to obtaining the necessary regulatory approvals.

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

Currently, the FCC has provided TMI a reservation of 2 x 4 MHz of spectrum within the 2GHz MSS band. TMI does not yet have a specific spectrum assignment within that band, because current FCC rules do not allow it to request a specific assignment until such time that its satellite reaches its intended orbit. Spectrum in the 2 GHz MSS band is reserved on a pro rata basis among the existing licensees. TMI's current spectrum reservation from the FCC and Industry Canada reflect the cancellation of U.S. authorizations of three of the eight entities that were authorized to provide 2 GHz MSS in 2001: Mobile Communications Holding Inc. (MCHI), Constellation Communications Holdings, Inc. (Constellation), and Globalstar LP. Globalstar LLC, the successor-in-interest to Globalstar LP, along with another interested entity, Globalstar Satellite LP, has collectively challenged cancellation of its license on reconsideration to the FCC. With ICO Global Communications (Holdings) Limited, MCHI and Constellation have jointly challenged cancellation of their licenses on appeal to the U.S. Court of Appeals for the D.C. Circuit. On October 28, 2005, that court affirmed the FCC's decision to cancel the MCHI and Constellation licenses; it is unclear whether those entities will seek review of that decision by the U.S. Supreme Court. If any or all of those licenses were reinstated, TMI would likely have access to less spectrum than it would otherwise. The FCC has not yet redistributed spectrum surrendered in March 2005 by three of the then remaining five 2 GHz MSS licensees. In April 2005, TMI and TerreStar filed a letter at the FCC requesting redistribution of half of the surrendered MSS spectrum to TMI. A number of terrestrial wireless and MSS entities opposed that request. In July 2005, the FCC issued public notices opening two proceedings to manage redistribution of the surrendered MSS spectrum. In the first proceeding, IB Docket No. 05-220, the FCC tentatively concluded that it would distribute approximately 10.67 MHz of surrendered MSS spectrum on a pro rata basis to TMI and ICO Satellite Services (ICO); it also sought public comment on that tentative conclusion. If the FCC were to take such action, TMI would have access to a total of approximately 2 x 6.67 MHz of MSS spectrum. In the second proceeding, IB Docket No. 05-221, the FCC requested comment on the following three possible options for distribution of the other approximately 13.34 MHz of surrendered 2 GHz MSS spectrum: (1) distribute the spectrum pro rata to TMI and ICO, (2) open a new MSS processing round to distribute the spectrum to new MSS licensee(s) , or (3) initiate a rulemaking to reallocate some or all of the remaining surrendered spectrum to another (i.e., non-MSS) service. Numerous parties, including MSS competitors Inmarsat and Globalstar, as well as terrestrial wireless companies, have commented in these proceedings to oppose distribution of any of the surrendered spectrum to TMI. The FCC has not announced any decision as to how to distribute the surrendered MSS spectrum at issue in IB Docket Nos. 05-220 and 05-221. Motient cannot guarantee that TMI will receive access to more then the 2 x 4 MHz of spectrum currently provided for in the MSS authorization issued by the FCC.

On July 26, 2005, Industry Canada modified TMI's S-band authorization to provide for a 2 x 10 MHz reservation. Specifically, this reservation consists of 7 MHz in each direction, with an additional 3 MHz in each direction available on the condition that it does not constrain the entry of another MSS operator into the Canadian market.

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

The 2 GHz MSS band and certain adjacent bands are currently occupied by broadcast auxiliary service licensees, cable television relay service licensees, local television transmission service licensees, fixed service licensees, and certain other licensees. Most if not all of those licensees, and especially those in the broadcast auxiliary service, will need to relocate their operations to a new band to accommodate 2 GHz MSS and other new entrants. As a 2 GHz MSS entrant, TMI and/or TerreStar will have certain obligations to compensate those incumbent licensees for their relocation costs and for the costs of providing "comparable facilities" to them. However, the level to which TMI and/or TerreStar will be required to participate in such reimbursement is uncertain due to a variety of factors. Among other factors that could affect these obligations, and, pursuant to a separate FCC order, Nextel Communications Inc. (Nextel) must relocate incumbent broadcast auxiliary service licensees in the 1990-2025 MHz band by September 6, 2007. To the extent that Nextel complies with its band clearing obligations, 2 GHz MSS entrants commencing operations after Nextel has cleared the band would not have to clear the band themselves, but could still have obligations to reimburse Nextel for certain of its band clearing costs. Whether a 2GHz MSS entrant will be required to share in certain of Nextel's relocation costs will likely depend upon whether that entrant commences operations prior to June 27, 2008. By March 2006, Nextel must notify the MSS licensees as to whether it will or will not be seeking reimbursement from them. Even if Nextel bears all costs of relocating incumbent licensees in the 1990-2025 MHz band, TMI and/or TerreStar will still likely be responsible for relocating certain incumbent licensees in the 2165-2200 MHz band, although it may have the right to recoup certain costs from wireless entrants in the 2165-2180 MHz band. We cannot predict what these band clearing costs will be to Motient and/or TerreStar, if any.


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

Assets acquired and liabilities assumed in the asset purchase were recorded on the Company's Consolidated Balance Sheet as of the purchase date based upon their fair values at such date. The results of operations of the net assets acquired by the Company have been included in the Company's Statements of Operations since its date of purchase. Approximately $78 million was allocated to intangible assets that include the rights to receive licenses in the 2 GHz band and other intangibles. These intangible assets are being amortized over an average life of 15 years. The allocation is calculated as follows (in thousands):

Purchase price                                                         $200,000
Minority interest                                                      39.1455%
                                                                       --------
   Subtotal                                                              78,291
                                                                       --------

Increase in Motient ownership                                             13.4%
TerreStar net book value before purchase                                    643
                                                                       --------
   Add: Motient interest in increased book value                             86
                                                                       --------
Remaining value (a)                                                     $78,377
                                                                       ========

(a) The remaining value was allocated as follows:
Value allocated to FCC license rights                                   $66,699
                                                                       ========
Value allocated to Intellectual Property                                $11,678
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

Pro Forma Financial Data

The following table sets forth our unaudited pro forma results of operations for the nine months ended September 30, 2005 and 2004, reflecting our purchase of the TerreStar Networks Inc. assets. The pro forma results are based on our historical financial statements and the historical financial statements of the operations of TerreStar. The unaudited pro forma statements of operations give effect to the transaction as if the transaction occurred on January 1, 2005 and 2004, respectively. The pro forma financial results are presented for informational purposes only and are not intended to be indicative of either future results of our operations or results that might have been achieved had the transactions actually occurred since the beginning of the fiscal periods.

                      Motient Corporation and Subsidiaries
                         Selected Consolidated Pro-forma
                              Results of Operations
                              ---------------------

                                                Nine Months Ended
                                                -----------------
                                   September 30, 2005        September 30, 2004
                                   ------------------        ------------------
Net Revenues                            $11,721                    $31,292
Operating Loss                         $(58,642)                  $(33,687)
Operating loss, per share               $(0.95)                    $(1.15)


6.  SUBSEQUENT EVENTS

On November 4, 2005, the Executive Committee of the Board of Directors of Motient Corporation authorized Motient to repurchase up to $50 million of its outstanding common shares. Motient intends to repurchase shares from time to time in the open market or otherwise under this program. The number of shares to be purchased and the timing of the purchases will be based on the level of cash balances, general business conditions and other factors, including alternative investment opportunities. The program may be discontinued at any time.

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

Acquisition of MSV and TerreStar

On September 22, 2005, we announced that we had entered into a non-binding letter of intent to consolidate the ownership of MSV and TerreStar within Motient. We anticipate that this transaction will, if consummated, simplify the ownership and governance of both MSV and TerreStar, better enabling both of them to pursue more effectively their deployment of separate hybrid satellite and terrestrial based communications networks providing ubiquitous wireless coverage across all of North America in the L-band and S-band, respectively. The letter of intent sets forth the basic terms of the proposed transaction, which include, among other things, (i) our issuance of approximately 93 million shares of our common stock in exchange for the MSV interests and TerreStar shares not already owned by us, (ii) a possible spin-off of TerreStar after the closing (the spin-off would be executed if it is judged by Motient's Board of Directors to be in the best interests of its stockholders following the closing), and (iii) the reconstitution of the boards of Motient, MSV and TerreStar with nine members mutually acceptable to the parties and in compliance with the independence rules and regulations of NASDAQ. The interests of MSV and TerreStar held by one of the owners, TMI Communications and Company, will not be transferred at the time of the closing. Instead, TMI would receive the right to exchange its interests in MSV and TerreStar at any time at the same exchange ratios that are being offered to the other shareholders and would subscribe for shares of a new class of Motient preferred stock with nominal economic value but having voting rights in Motient equivalent to those TMI would receive upon exchange of its MSV and TerreStar interests for Motient common stock. The consummation of the transaction will require successful completion of due diligence, negotiation and execution of definitive documentation, board and stockholder approval, and various regulatory approvals. Because the letter of intent is non-binding, the parties have no obligation to negotiate such documentation or otherwise consummate the transactions. Therefore, the transactions may not be consummated on the currently proposed terms or may never be consummated.

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

In addition to selling wireless data services that use our own network, Motient is also a reseller of airtime on the Cingular and Sprint wireless networks. These arrangements allow Motient to provide integrated wireless data solutions to its customers using a variety of networks. In December 2004, Motient launched a new set of products and services designed to provide these integrated wireless data solutions to its customers called iMotient SolutionsTM. iMotient allows Motient's customers to use these multiple networks via a single connection to Motient's back-office systems, providing a single alternative for application and software development, device management and billing across multiple networks, including but not limited to GPRS, 1XRTT and our own DataTac network. Once connected to iMotient, customers receive proprietary applications and services that reduce airtime usage, improve performance and reduce costs. Motient only recently generated initial revenues from iMotient Solutions and it anticipates that iMotient revenues will increase over the course of 2005. Motient cannot anticipate whether these revenues will increase rapidly enough to offset anticipated revenue declines in other segments of its business.

Of our revenues, for the nine months ended September 30, 2005, approximately 55% were generated in connection with our BlackBerry TM by Motient wireless email service and our own eLinkSM wireless email service, our "Wireless Internet" market segment. These wireless email services are utilized by our customers primarily in conjunction with Research In Motion's RIM 850 and 857 wireless handheld devices, which are no longer produced by Research in Motion.

We believe that consumers, in general, wish to use and purchase wireless internet devices that cannot be supported on our DataTac network, such as wireless internet devices that are data and voice capable. We expect our revenues from these products will continue to decline, but we will attempt to capture revenue from the migration of our wireless internet customers to newer technologies through, among other alternatives, our reseller agreements with RACO Wireless, Inc. and eAccess Solutions, Inc., which allows us to receive a one-time commission for signing up customers to use alternative network providers wireless internet service. Motient is currently exploring ways to offer Wireless Internet services under our iMotient SolutionsTM platform, but Motient can make no assurances that it will ever be able to effectively offer such a product.

Over the course of 2004, Motient implemented and completed certain initiatives to rationalize the size of its network, primarily to remove unprofitable base stations and reduce unneeded capacity and coverage. During the first quarter of 2005, Motient announced a plan to refocus its DataTac network primarily on the top 40 Metropolitan Statistical Areas (MSAs), and in the second quarter of 2005, we deconstructed DataTac network components and terminated service in previously served MSAs above the top 40. Given the similar coverage profiles of the Cingular and Sprint networks, the significantly increased bandwidth capabilities of these networks relative to the DataTac network and the concentration of our revenues in the top 40 MSAs, we determined that this plan best allowed us to match our network infrastructure costs with our revenue base, while continuing to meet the needs of as many of our customers as possible. Although these actions resulted in a decline in our revenues, we believe that the initial revenue decline will be offset by a reduction in our network operating costs. These network changes may put further negative pressure on our revenues in all market segments in 2005 as customers may elect to pursue other alternative network carriers with alternative coverage. We are making every effort to retain our customers or migrate them to our iMotient SolutionsTM product and services, but we can make no assurances that it will be able to retain these customers.

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

Purchase price                                                         $200,000
Minority interest                                                      39.1455%
                                                                       --------
   Subtotal                                                              78,291
                                                                       --------

Increase in Motient ownership                                             13.4%
TerreStar net book value before purchase                                    643
                                                                       --------
   Add: Motient interest in increased book value                             86
                                                                       --------
Remaining value (a)                                                     $78,377
                                                                       ========

(a) The remaining value was allocated as follows:
Value allocated to FCC license rights                                   $66,699
                                                                       ========
Value allocated to Intellectual Property                                $11,678
                                                                       ========

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

Intangible Assets

FCC licenses and other intangible assets consist of the following:


                                                    September 30,
                                                        2005        December 31,
                                                    (unaudited)        2004
                                                    -----------        ----
                                                        (in  thousands)
                                                  -----------------------------

FCC 800 MHz licenses                                  $76,141       $80,594
FCC 2 GHz licenses                                     66,864            --
Intellectual property                                  11,707            --
Customer contracts                                        349           349
                                                           --            --
                                                      155,061        80,943
Less accumulated amortization                        (18,284)      (13,294)
                                                     --------      --------
FCC licenses and other intangible assets, net        $136,777       $67,649
                                                     ========       =======

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

The Company's valuation of its spectrum assets is based on a form of the income approach known as the "Build-Out Method." The method applies a discounted cash flow framework to the Company's "build-out" business case. This build-out approach is intended to incorporate all of historical and future development costs, as well as projected revenues, operating expenses and cash flows generated from the build-out of a hybrid satellite and terrestrial communications system utilizing the Company's frequency assets. This "build-out method" business case and the applied discounted cash flow valuation consisted of the following principal assumptions and estimates:

- A 20-year forecast period, comprised of a high growth period for the first 10 years and a declining growth period beginning in year 11 and a terminal period to perpetuity.
- Development cash outflows and capital expenditures related to the design and construction of two satellites in the first 3 years of the forecast period and the launch of one of these satellites in the fourth year of the forecast period. Replacement costs for the construction and launch of one satellite are included in the declining growth period.
- Satellite only revenues based on market size data for traditional satellite segments (maritime, fleet management, public safety, telematics and aeronautical) compiled generally by third party research groups and penetration estimates of 10% to 40% of this potential customer base, depending on the specific market segment addressed over the 20 year forecast period.
- Terrestrial revenues calculated as eleven percent of the total revenues generated by a joint or strategic partner with whom TerreStar would intend to deploy a terrestrial infrastructure and launch terrestrial services. Total partnership revenues are based on (i) market penetration assumptions of zero to 7 to 12% over the forecast period depending on the specific city and when the city is launched, and (ii) average monthly revenue per customer of $40.00 when services are launched, increasing to $44.50 over the forecast period. This increase equates to a compound annual growth rate of 0.6%.
- Operating expenses covering the operation of satellite facilities. These include a network operations center, tracking, telemetry and command systems, interconnect costs, in-orbit insurance, technical staff, and general and administrative personnel. Under the projected expense structure, EBITDA margins grow to 60% early in the forecast period and expand to 70% later in the forecast period.
- All capital expenditures required to design and construct two satellites and launch one satellite during the first four years of the forecast period. Additional capital expenditures for constructing ground station segments and investing in handset development.
- Tax rate of 40% after the consumption of net operating losses generated in the early years of the forecast period.
-    A 19 to 21% discount rate based on a weighted average cost of capital
     (WACC) determined by analyzing and weighting the cost of capital for a peer group of publicly traded satellite service providers, wireless communications companies and telecommunications companies in general, with more weight given to traditional satellite service providers. A terminal value calculated using a WACC of 12% and a perpetuity growth rate of 2.5%.

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

Summary of Risk Factors

In addition to the challenge of growing revenue as described above, our future operating results could be adversely affected by a number of uncertainties and factors, including:

   o We Are Not Cash Flow Positive, And We Will Need Additional Liquidity To Fund Our Operations And Fully Fund All Of The Necessary TerreStar Capital Expenditures.
   o  We Will Continue To Incur Significant Losses.
   o We May Not Be Able To Realize Value From Our Investment In TerreStar Or MSV Due To Risks Associated With Their Next-Generation Business Plans.
   o  We May Not Be Able To Effectively Execute TerreStar's Business Plan.
   o Funding Requirements For TerreStar May Jeopardize Our Investment In, And Control Over, TerreStar.
   o We Could Lose Market Share And Revenues As A Result Of Increasing Competition From Companies In The Wireless Communications Industry That Have Greater Resources, Name Recognition And Newer Technologies.
   o We Generate A Large Part Of Our Revenues And Cash Flows From A Small Number Of Customers On Our DataTac Network, And The Loss Of One Or More Key Customers Could Result In A Significant Reduction In Revenues And Cash Flows.
   o The Value Of Our Intangible Assets In Our Financial Statements Is Based On Assumptions And Estimates, Which May Not Be Correct.
   o We May Not Be Able To Develop, Acquire And Maintain Proprietary Information And Intellectual Property Rights, Which Could Limit The Growth Of Our Business And Reduce Our Market Share.
   o Government Regulation May Increase Our Cost Of Providing Services, Slow Our Expansion Into New Markets, Subject Our Services To Additional Competitive Pressures And Affect The Value Of Our Common Stock.
   o Motient's Competitive Position May Be Harmed If The Wireless Terrestrial Network Technology It Licenses From Motorola Is Made Available To Competitors.
   o We Do Not Expect To Pay Any Dividends On Our Common Stock For The Foreseeable Future.
   o Future Sales Of Our Common Stock Could Adversely Affect Its Price And/Or Our Ability To Raise Capital.
   o Motient May Have To Take Actions That Are Disruptive To Its Business To Avoid Registration Under The Investment Company Act Of 1940.
   o We Face Burdens Relating To The Recent Trend Toward Stricter Corporate Governance And Financial Reporting Standards.
   o Failure To Achieve And Maintain Effective Internal Control Over Financial Reporting In Accordance With Rules Of The Securities And Exchange Commission Promulgated Under Section 404 Of The Sarbanes-Oxley Act Could Harm Our Business And Operating Results And/Or Result In A Loss Of Investor Confidence In Our Financial Reports, Which Could In Turn Have A Material Adverse Effect On Our Business And Stock Price.
   o The Consummation and Potential Impact of the Proposed Consolidation of MSV and TerreStar by Motient is Uncertain.
   o Ongoing Litigation Could Negatively Impact Our Value and Our Ability to Successfully Implement Our Business Plan.

For a more complete description of the above factors, please see the section entitled "Risk Factors" in Motient's recently filed registration statement on Form S-1.

Results of Operations

Due to our purchase of ownership interests in TerreStar on May 11, 2005 and our consequent 61% ownership of TerreStar, the operating results herein include the operating results of TerreStar from that date through September 30, 2005. We have identified the impact of TerreStar on our results of operations where material.

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

                                                           As of September 30,
                                                   2005                          2004                          % Change
                                                                                                               --------
                                     Registered  Billable   Active  Registered Billable   Active   Registered    Billable     Active
                                     ----------  --------   ------  ---------- --------   ------   ----------    --------     ------
Wireless Internet(1)                    38,148    14,981     5,539    81,738    41,708    25,651       (53)%       (64)%       (78)%
Field Services                           1,703     1,701       125    10,951    10,901     5,421       (84)        (84)        (98)
Transportation                          49,038    38,286    38,376    46,361    39,677    38,286         6          (4)          0
Telemetry                               24,413    17,523     7,139    31,058    28,500    13,834       (21)        (39)        (48)
iMotient                                 1,753     2,096     1,208        --        --        --        --          --          --
All Other                                  208        96        81       393       244       159       (47)        (61)        (49)
                                       -------   -------   -------   -------   -------   -------   -------     -------     -------
  Total                                115,263    74,683    52,468   170,501   121,030    83,351       (32)%       (38)%       (37)%
                                       =======   =======   =======   =======   =======   =======   =======     =======     =======

     1) Reflects deregistration of units by SkyTel on December 30, 2004 of approximately 30,000 units and deregistration of 9,000 units in the first quarter of 2005 by certain other resellers.

Revenues

The tables below set forth, for the periods indicated, a year-over-year comparison of the key components of revenue.

                                       Three Months Ended September 30,
                                     -------------------------------------
Summary of Revenue                        2005                  2004               Change          % Change
------------------                        ----                  ----               ------          --------
(in millions)
Wireless Internet                    $     1.7             $     4.3               (2.6)             (60)%
Field Services                             0.1                   1.4               (1.3)             (91)
Transportation                             0.4                   0.9               (0.5)             (56)
Telemetry                                  0.4                   0.6               (0.2)             (37)
iMotient                                   0.1                    --                0.1               --
All Other                                  0.3                   0.2                0.1               55
                                       -------               -------             ------            ------
   Service Revenue                         3.0                   7.4               (4.4)             (59)
   Equipment Revenue                       0.1                   1.0               (0.9)             (89)
                                       -------               -------             ------            ------
         Total                       $     3.1             $     8.4             $ (5.3)             (63)%
                                       =======               =======             ======            ======

                                       Nine Months Ended September 30,
                                     -------------------------------------
Summary of Revenue                        2005                  2004               Change          % Change
------------------                        ----                  ----               ------          --------
(in millions)
Wireless Internet                    $     6.4             $    15.7               (9.3)             (59)%
Field Services                             1.0                   4.7               (3.7)             (78)
Transportation                             1.4                   2.7               (1.3)             (47)
Telemetry                                  1.3                   1.8               (0.5)             (29)
iMotient                                   0.2                    --                0.2               --
All Other                                  0.5                   2.6               (2.1)             (80)
                                       -------               -------             ------            ------
   Service Revenue                        10.8                  27.5              (16.7)             (61)
   Equipment Revenue                       0.9                   3.8               (2.9)             (77)
                                       -------               -------             ------            ------
         Total                       $    11.7             $    31.3             $(19.6)             (63)%
                                       =======               =======             ======            ======

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

During the first quarter of 2005, Motient initiated a plan to refocus its DataTac network primarily on the top 40 MSAs of the United States. This plan involves the decommissioning of DataTac network components and termination of service in previously served MSAs other than the top 40. Given the similar coverage profiles of the Cingular and Sprint networks, the significantly increased bandwidth capabilities of these networks relative to DataTac and the concentration of our revenues in the top 40 MSAs, we determined that this plan best allowed us to match our network infrastructure costs with our revenue base, while continuing to meet the needs of as many of our customers as possible. This decommissioning occurred in June 2005. We are making every effort to provide any impacted customers with alternatives to migrate their services and applications to either our new iMotient Solutions(TM) platform or to other networks using our agreements with RACO Wireless, Inc. and eAccess Solutions, Inc. These network changes may put further negative pressure on our revenues in all market segments in 2005 as customers may elect to pursue other alternative network carriers with alternative coverage. We are making every effort to retain our customers or migrate them to our iMotient Solutions(TM) product and services, but Motient can make no assurances that it will be able to retain these customers.

By revenue segment, we note that:

o Wireless Internet: The revenue decline in the Wireless Internet sector during this period represented customer losses that we are experiencing in both our direct and reseller channels as a result of the migration of Wireless Internet customers to other networks with additional features, such as voice-capable wireless internet devices. These customer losses have been exacerbated because Research in Motion, or RIM, no longer manufactures any devices which will operate on our DataTac network, which has and will continue to negatively impact the ability of our resellers to add new devices to our network to replace those that are migrating from their respective customer bases. These factors, in addition to our continued network reduction efforts, may lead to additional declining Wireless Internet revenues in 2005. In September 2005, we recorded $0.3 million of revenues from RIM that had previously been deferred related to the settlement of a dispute over certain overage charges the Company charged RIM in 2003, 2004 and 2005. This dispute has been resolved and will not recur in any later period. Motient is currently exploring ways to offer Wireless Internet services under our iMotient Solutions(TM) platform, but Motient can make no assurances that it will ever be able to effective offer such a product.

o Field Services: The decrease in field service revenue was primarily the result of the termination of several large customer contracts, including IBM, Brinks, Bannex, Pitney Bowes and Schindler, as well as the general reduction of units and/or rates across the remainder of our field service customer base. Our network changes, discussed above, may put further negative pressure on our revenues in this market segment in 2005. Motient believes that this market segment will potentially present new opportunities to generate new revenues with our iMotient Solutions(TM) products and services.

o Transportation: The decrease in revenue from the transportation sector was primarily the result of UPS removing units from our network. UPS represented $0.1 million and $0.4 million of revenue for the three and nine months ended September 30, 2005 as compared to $0.2 million and $0.7 million of revenue for the three and nine months ended September 30, 2004. Our network changes, discussed above, may put further negative pressure on our revenues in this market segment in 2005. Motient believes that this market segment will potentially present new opportunities to generate new revenues with our iMotient Solutions(TM) products and services.

o Telemetry: While we experienced revenue growth in certain telemetry customer accounts, this revenue growth was equally offset by customer losses in other telemetry accounts. Our network changes, discussed above, may put further negative pressure on our revenues in this market segment in 2005. Motient believes that this market segment will potentially present new opportunities to generate new revenues with our iMotient Solutions(TM) products and services.

o iMotient: We activated our first customer units and generated our initial revenue from the iMotient platform in February of 2005. As of September 30, 2005, we had 2,096 billable units utilizing our iMotient platform and generated $0.2 million in revenues for the nine months ended September 30, 2005. We expect iMotient revenues to increase over the course of 2005.

o All Other: The decrease in other revenue for the nine months ended September 30, 2005 as compared to the same period in 2004 was primarily due to the termination of our agreements with Verizon and T-Mobile, which allowed us to sell and promote wireless email and wireless internet applications on their networks. We no longer generate significant revenues in this product segment and do not expect to generate material revenues in the future. The increase in other revenue for the three months ended September 30, 2005 as compared to the same period in 2004 was the result of certain consulting revenues related to certain customer projects.

o Equipment: The decrease in equipment revenues for these periods was the result of the decline sales of devices attributable to our now-terminated agency and dealer agreements with Verizon and T-Mobile.

Operating Expenses

The tables below summarize our operating expenses for the three and nine months ended September 30, 2005 and 2004. An explanation of certain changes in operating expenses is set forth below.

                                               Three Months Ended September 30,
                                             --------------------------------------
Summary of Expenses                              2005 (1)          2004 (2)           Change        % Change
-------------------                              --------          --------           ------        --------
(in millions)
Cost of Service and Operations                $     3.9         $     7.8            $  (3.9)            (50)%
Cost of Equipment Sales                             0.1               0.9               (0.8)            (89)
Sales and Advertising                               0.2               0.2                 --              --
General and Administration                          7.6               2.0                5.6             280
Research and Development                            1.3                --                1.3              --
Operational Restructuring Costs                      --                --                 --              --
Depreciation and Amortization                       4.1               3.7                0.4              11
(Gain)/Loss on Asset Disposal                       0.7                --                0.7             100
(Gain) on Debt & Capital Lease Retirement            --                --                 --              --
                                                -------           -------             ------          -------
         Total                                $    17.9         $    14.6            $   3.3              22%
                                                =======           =======             ======          =======

     (1)  Includes expenses of $1.3 million related to stock compensation.
     (2)  Includes expenses of $0.1 million related to stock compensation.

                                                Nine Months Ended September 30,
                                             --------------------------------------
Summary of Expenses                              2005 (1)            2004 (2)         Change         % Change
-------------------                              --------            --------         ------         --------
(in millions)
Cost of Service and Operations                $    16.6         $    29.5            $ (12.8)            (44)%
Cost of Equipment Sales                             0.9               3.7               (2.9)            (76)
Sales and Advertising                               0.8               2.1               (1.3)            (62)
General and Administration                         26.6               6.9               19.6             283
Research and Development                            1.7                --                1.7              --
Operational Restructuring Costs                     5.7               6.3               (0.6)            (10)
Depreciation and Amortization                      12.8              12.1                0.7               6
(Gain)/Loss on Asset Disposal                       0.7                --                0.7              --
(Gain) on Debt & Capital Lease Retirement            --              (0.8)               0.8             100
                                                -------           -------             ------          -------
         Total                                $    65.8         $    59.8            $   5.9              10%
                                                =======           =======             ======          =======

     (1) Includes compensation expense of $12.6 million related to stock compensation.
     (2) Includes compensation expense of $4.0 million related to stock compensation.

o Cost of Service and Operations: Our largest single cost center is the cost of service and operations, which includes costs to support subscribers, such as network telecommunications charges and site rent for network facilities, network operations employee salary and related costs, network and hardware and software maintenance charges, among other things. The decrease in these expenses was partially the result of lower employee salary and related costs of $0.3 million and $1.1 million for the three and nine months ended September 30, 2005 as compared to the same periods in 2004 due to workforce reductions implemented in February 2004 and March 2005. The decrease in these expenses was also partially the result of lower fees paid to RIM of $0.6 and $2.2 million for the three and nine months ended September 30, 2005 as compared to the same periods in 2004 for licensing Blackberry as a result of the decline of Wireless Internet units and revenues, which fees we anticipate will continue to decline in the future as well. The decrease in these expenses was also impacted by the continued removal of older-generation base stations from the network and the removal of base stations and other network equipment under our network rationalization efforts initiated in the second quarter of 2004 and the first quarter 2005 and the resulting decreases in telecommunications of $1.5 million and $4.9 million for the three and nine months ended September 30, 2005 as compared to the same periods in 2004, site lease rental cost decreases of $0.9 million and $2.9 million for the three and nine months ended September 30, 2005 as compared to the same periods in 2004 and base station maintenance decreases of $0.1 million and $0.6 million for the three and nine months ended September 30, 2005 as compared to the same periods in 2004. As we continue to remove base stations from the network, these costs will continue to decrease. The decrease in costs of service and operations was also partially the result of reductions in hardware and software maintenance costs as a result of the network rationalization efforts and negotiation of lower rates on maintenance service contracts in 2004. The decreases in costs discussed above were partially offset by compensation expenses associated with stock options issued to employees of $(0.5) and $0.6 million for the three and nine months ended September 30, 2005. Compensation expenses associated with stock options issued to employees totaled $0.7 and $2.0 million for the three and nine months ended September 30, 2004. Excluding these compensation charges, cost of service and operations decreased $3.4 million, or 44%, for the three months ended September 30, 2005, and $11.3 million, or 41%, for the nine months ended September 30, 2005 as compared to the same periods in 2004. Given our ongoing cost-reduction efforts, we expect these costs to continue to decrease. The extent of the decrease will depend both upon our ability to successfully manage our cost-reduction efforts as well as the necessity for these expenditures in the future if our customer base declines.

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

o Sales and Advertising: Sales and advertising expense was approximately the same for the three month period ended September 30, 2005 as compared to the same period for 2004. The decrease in sales and advertising expense for the nine month period ended September 30, 2005 as compared to the same period for 2004 was primarily attributable to lower employee salaries of $0.7 million, including sales commissions, due to lower sales volumes and the workforce reductions implemented in February 2004 and March 2005. These decreases included compensation expenses associated with stock options issued to employees of $0.0 and $0.1 million for the three and nine months ended September 30, 2005 as compared to $0.1 and $0.8 million for the same periods in 2004. Excluding these compensation charges, sales and advertising expense decreased $0.0 million, or 9%, for the three months ended September 30, 2005, and $0.5 million, or 44%, for the nine months ended September 30, 2005 as compared to the same periods in 2004. We anticipate that these costs will increase in the future in conjunction with our increasing efforts to sell and promote our iMotient Solutions(TM) platform.

o General and Administrative: The increase in general and administrative expenses was primarily attributable to increases in legal, audit and regulatory fees, fees paid to advisors and consultants for both TerreStar and Motient. Our audit expenses increased $0.3 and $1.5 million for the three and nine months ended September 30, 2005 as compared to the same periods in 2004, mainly due to our requirements to comply with Sarbanes-Oxley guidelines for 2004 and our corporate finance activity in the first and second quarters of 2005. Legal and regulatory fees increased $2.5 and $2.7 million for the three and nine months ended September 30, 2005 as compared to the same periods in 2004 as a result of our corporate finance activity in the first nine months of 2005, our mergers and acquisitions activity in the first nine months, our litigation support requirements and our related reporting and security registration requirements. General and administrative expenses also increased as a result of certain costs to support our development efforts with TerreStar and certain regulatory fees paid related to our rationalization efforts and our Motient Communications frequencies. Consulting and advisory fees increased $1.4 and $12.2 million for the three and nine months ended September 30, 2005 as compared to the same periods in 2004 due to certain corporate finance related fees discussed below, fees paid to consultants to support our regulatory efforts for both Motient Communications and TerreStar and consulting support we utilize for our success-based site lease negotiation efforts. A consulting fee of $3.7 million, consisting of $0.9 million in cash and 95,000 shares of stock valued at $2.8 million, was paid to CTA and an affiliated entity of Gary Singer in the first quarter of 2005 for services rendered in conjunction with the acquisition of further MSV interests from Telcom Ventures, Columbia Capital and Spectrum Equity in February 2005. Salaries increased $0.3 million and $0.4 million for the three and nine months ended September 30, 2005 as compared to the same periods in 2004 mainly due to the TerreStar salary expenses. These increases were partially offset by lower directors and officers liability insurance costs. General and Administrative expenses include approximately $2.9 million of general and administrative costs from TerreStar from the period May 11, 2005 to September 30, 2005. We expect these costs from TerreStar to increase in the future as development efforts on its satellite system accelerate. Compensation expense associated with stock options issued under the Company's stock option plan and the stock issued to advisors as a result of the corporate finance activity discussed above totaled $1.8 and $12.0 million for the three and nine months ended September 30, 2005. Compensation expenses associated with stock options issued to employees totaled $0.1 and $1.1 million for the same periods in 2004. Excluding these compensation charges, general and administrative expenses increased $3.9 million, or 201%, for the three months ended September 30, 2005, and $8.8 million, or 151%, for the nine months ended

     September 30, 2005 as compared to the same periods in 2004. We anticipate certain general and administrative costs will decline in the future in conjunction with the completion of our initial Sarbanes-Oxley report, and our overall cost-cutting efforts. As we expand our efforts on TerreStar, however, related general and administrative expenses are anticipated to increase.

o Research and Development: Research and development consists of approximately $1.3 and $1.7 million of research and development costs from TerreStar for the three months ended September 30, 2005 and the period May 11, 2005 to September 30, 2005. We expect these costs from TerreStar to increase in the future as development efforts on its satellite system accelerate.

o Operational Restructuring Charges: The 2005 operational restructuring charges of $5.7 million include $0.1 million in the first quarter of 2005 resulting from the severance and related salary charges as a result of the reductions in force in March 2005 and $5.6 million in the second quarter of 2005 resulting from additional network rationalization initiatives in June 2005. Operational restructuring charges of $6.3 million in 2004 consist of $1.2 million in the first quarter of 2004 resulting from the severance and related salary charges as a result of the reductions in force in February 2004, and $5.1 million in the second quarter of 2004 related to certain network rationalization initiatives in June 2004.

o Depreciation and Amortization: Depreciation and amortization expense increased $1.3 and $2.0 million for the three months ended September 30, 2005 and the period May 11, 2005 to September 30, 2005 as a result of the amortization of our intangible assets of TerreStar and $1.8 million for the nine months ended September 30, 2005 due to our June 2005 network rationalization for which we accelerated the depreciation of certain base station equipment. Excluding these items, our depreciation and amortization expense declined $1.1 million or 30% and $3.1 million or 26% for the three and nine months ended September 30, 2005 as compared to the same periods for 2004. Our depreciation expense declined as a result of our decline in asset value related to network reduction efforts in 2004 and 2005 and our write-down of related assets and reduced amortization as a result of our additional impairment of our customer contract intangibles in December 2004. As a result of continued network restructuring initiatives planned in 2005, we expect depreciation and amortization to continue to decrease in 2005.

Other Expenses & Income

                                                    Three Months     Three Months    Nine Months    Nine Months
                                                        Ended            Ended          Ended          Ended
                                                    September 30,    September 30   September 30   September 30,
Summary of Expenses                                     2005             2004           2005           2004
-------------------                                     ----             ----           ----           ----
(in thousands)
Interest Income (Expense), net                       $  2,755         $   (556)      $  4,870       $ (3,595)
Write-off of deferred financing costs                      --               --             --         (8,052)
Other Income, net                                          --               66             80            265
Other Income from UPS                                   1,112               --          1,112             --
Other Income from Aether                                   --              650             --          1,957
Equity in Losses of Mobile Satellite Ventures          (2,308)          (3,779)       (11,520)        (8,617)
Minority Interest in TerreStar                          1,348               --          1,752             --

o For the three and nine months ended September 30, 2005, we generated interest income of $2.8 and $4.9 million on cash balances from the proceeds of our financing transactions. In 2004, we generated interest income on the interest accrued on our note receivable from MSV, however, as a result of November 2004 investment transaction into MSV, the principal and interest outstanding under our note receivable from MSV was converted into limited partnership units in MSV. Interest expense decreased for the three and nine months ended September 30, 2005 as compared to the same periods in 2004, due to income on cash balances, the April 2004 repayment of our term credit facility and its subsequent termination on December 31, 2004.

o In April 2004, we expensed $8.1 million of deferred financing costs related to the repayment of our term credit facility.

o Other income of $1.1 million is related to the September 2005 UPS agreement. Motient made a payment of $2.0 million to UPS, and in exchange, all but $0.6 million of the outstanding prepayment of $3.7 million was terminated.

o We recorded equity in losses of MSV of $2.3 and $11.5 million for the three and nine months ended September 30, 2005, as compared to $3.8 and $8.6 million for the same periods in 2004. The 2005 MSV losses are Motient's 38.6% and 48.8% of MSV's losses for the same period, and losses for 2004 are Motient's 46.5% of MSV's losses for the same period. For the three and nine months ended September 30, 2005, MSV had revenues of $7.9 and $22.6 million, operating expenses of $27.1 and $59.5 million and net losses of $6.6 and $31.3 million, respectively.

o For the three months ended September 30, 2005 and the period May 11, 2005 through September 30, 2005, the Company recorded approximately a $3.4 and $4.5 million net loss respectively for TerreStar Networks. The $1.3 and $1.8 million minority interest in TerreStar represents the approximately 39% of TerreStar Networks that is not owned by the Company.

Liquidity and Capital Resources

As of September 30, 2005, we had approximately $240 million of cash and cash equivalents, which includes approximately $150 million of unrestricted cash held by TerreStar. Approximately $42 of additional cash, also as of September 30, 2005 is held in an escrow account that will be used to make payments in accordance with our TerreStar satellite construction contract with Space Systems/Loral, Inc. Approximately $43 million of additional cash, also as of September 30, 2005 is held in an escrow account that will be used to make the first two years of dividend payments on our Series A and Series B Preferred Stock. The first such payment, representing interest earned for the first six months of such period, was made on October 15, 2005.

The increase of $223 million from September 30, 2004 is mainly attributable to an increase in cash provided by financing activities, offset by decreases in net cash used in operating and investing activities, as described below. Our principal source of funds is currently, and as of September 30, 2005, cash on hand.

On November 4, 2005, the Executive Committee of the Board of Directors of Motient Corporation authorized Motient to repurchase up to $50 million of its outstanding common shares. Motient intends to repurchase shares from time to time in the open market or otherwise under this program. The number of shares to be purchased and the timing of the purchases will be based on the level of cash balances, general business conditions and other factors, including alternative investment opportunities. The program may be discontinued at any time.

Summary of Cash Flow for the nine months ended September 30, 2005 and 2004

                                                             Nine Months Ended       Nine Months Ended
                                                            September 30, 2005      September 30, 2004
                                                                (Unaudited)            (Unaudited)
                                                                -----------            -----------
Cash Flows from Operating Activities:                           $ (21,854)             $ (14,578)

Cash Flows from Investing Activities:                             (82,170)                 2,445
Cash Flows from Financing Activities:
         Proceeds from issuance of employee stock options           1,241                  1,235
         Proceeds from issuance of stock                              679                 55,480
         Stock issuance costs and other charges                        (9)                (1,422)
         Principal payments under capital leases                       --                 (2,419)
         Proceeds from issuance of Series A Cumulative
         Convertible Preferred Stock                              408,500                     --
         Issuance cost associated with Series A Cumulative
         Convertible Preferred Stock                              (17,483)                    --
         Principal payments under Vendor Financing                     --                 (2,582)
         Repayment under Term Credit Facility                          --                 (6,785)
         Proceeds from Term Credit Facility                            --                  1,500
         Repayment of Notes Payable                                (8,739)               (19,750)
         Purchase of treasury stock                               (56,916)                    --
                                                                ---------              ---------
Net cash provided by financing activities                         327,273                 25,257
                                                                ---------              ---------
Net increase in cash and cash equivalents                         223,249                 13,124
Cash and Cash Equivalents, beginning of period                     16,945                  3,618
                                                                ---------              ---------
Cash and Cash Equivalents, end of period                        $ 240,194              $  16,742
                                                                =========              =========

Cash used in operating activities increased primarily as a result of decreases in funds provided by revenue and increases in certain fees and expenses related to financial reporting requirements, corporate finance transactions and TerreStar expenses. While we are attempting to reduce cash used in operating activities as a result of our cost cutting efforts and through our attempts to increase our revenues by focusing on our iMotient Solutions(TM) products and services, it is possible revenue declines will be sufficient to offset or overtake the cash saved by our cost cutting efforts in the future.

The increase in cash used in investing activities was attributable to increases in restricted cash consisting of approximately $42 million related to the satellite construction contract for TerreStar Networks, approximately $43 million related to future interest payments on Series A and Series B Cumulative Convertible Preferred Stock and capital equipment purchases of approximately $2 million for TerreStar in the first nine months of 2005 as compared to the same period in 2004, offset by $6 million in restricted cash acquired in the TerreStar purchase.

The increase in cash provided by financing activities was the result of the proceeds from the preferred stock financing completed in April 2005 and the exercise of certain employee stock options and warrants, offset by the repayment of the TerreStar note payable to MSV, the purchase of treasury stock and deferred financing fees related to the Series A Cumulative Convertible Preferred Stock.

We believe that our funds available at September 30, 2005 will be adequate to satisfy our current and planned operations for at least the next 12 months. We have no definite plans with respect to the acquisition of any additional debt or equity financing. However, to the extent that we require additional liquidity to fund our operations (including, but not limited to, construction costs of TerreStar's communications network), we may undertake additional debt or equity financings.

Outstanding Obligations

As of September 30, 2005, Motient had no outstanding debt obligations other than obligations with respect to the repayment of its Series A Preferred Stock. On October 27, 2005, $318.5 million of the Series A Preferred Stock was exchanged for Series B Preferred Stock, which has substantially identical economic terms. If not converted or repaid, the entire amount of $408.5 million of Series A and Series B Preferred Stock will be due on April 15, 2010. The first two years' dividend payments (approximately $43 million) were placed in escrow, and approximately $11 million of such escrowed funds were distributed on October 15, 2005. Future dividend payments will be due bi-annually, payable in cash (at a 5.25% annual interest rate) or in common stock (at a 6.25% annual interest rate).

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

The following table displays the activity and balances of the restructuring reserve account from January 1, 2004 to September 30, 2005:

                                                      Base Station
                        Employee        FCC License     Asset          Base Station     FCC License     Site Lease
                        Terminations    Terminations    Write-Offs     Deconstruction   Terminations    Terminations    Total
                        ------------    ------------    ----------     --------------   ------------    ------------    -----
Balance January 1,
2004                       $---            $---           $---             $---            $---          $---            $---
------------------------------------------------------------------------------------------------------------------------------
Restructure Charge       (1,107)            ---            ---              ---             ---           ---          (1,107)
Deductions - Cash           333             ---            ---              ---             ---           ---             333
------------------------------------------------------------------------------------------------------------------------------
Balance March 31,
2004                       (774)            ---            ---              ---             ---           ---            (774)
-----------------------------------------------------------------------------------------------------------------------------
Restructure Charge          ---             ---         (2,795)            (398)           (113)       (1,854)         (5,160)
Deductions - Cash           242             ---            ---               75              25            61             403
Deductions - Non-
Cash                        ---             ---          2,795              ---             ---           ---           2,795
-----------------------------------------------------------------------------------------------------------------------------
Balance June 30,
2004                       (532)            ---            ---             (323)            (88)       (1,793)         (2,736)
------------------------------------------------------------------------------------------------------------------------------
Deductions - Cash           132             ---            ---              252              39           416             839
------------------------------------------------------------------------------------------------------------------------------
Balance September 30,
2004                       (400)            ---            ---              (71)            (49)       (1,377)         (1,897)
------------------------------------------------------------------------------------------------------------------------------
Deductions - Cash            50             ---            ---               71              54           435             610
------------------------------------------------------------------------------------------------------------------------------
Balance December 31,
2004                       (350)            ---            ---              ---               5          (942)         (1,287)
------------------------------------------------------------------------------------------------------------------------------
Restructure Charge          (85)            ---            ---              ---             ---           ---             (85)
Deductions - Cash            39             ---            ---              ---             ---           197             236
------------------------------------------------------------------------------------------------------------------------------
Balance March 31,
2005                       (396)            ---            ---              ---               5          (745)         (1,136)
------------------------------------------------------------------------------------------------------------------------------
Restructure Charge          ---          (3,581)           ---            (147)             ---        (1,852)         (5,580)
------------------------------------------------------------------------------------------------------------------------------
Increase due to
reclassification of
site lease accrual          ---             ---            ---              ---             ---          (206)           (206)
------------------------------------------------------------------------------------------------------------------------------
Deductions - Cash           164                            ---               24             ---           498             686
------------------------------------------------------------------------------------------------------------------------------
Deductions - Non-
Cash                        ---           3,581            ---              ---             ---           ---           3,581
------------------------------------------------------------------------------------------------------------------------------
Balance June 30,           (232)            ---            ---             (123)              5        (2,305)         (2,655)
2005
------------------------------------------------------------------------------------------------------------------------------
Deductions - Cash           232             ---            ---              123             ---           620             975
------------------------------------------------------------------------------------------------------------------------------
Deductions - Non-
Cash                                        ---            ---              ---              (5)          ---              (5)
------------------------------------------------------------------------------------------------------------------------------
Balance September 30,
2005                       $---            $---           $---             $---            $---       $(1,685)        $(1,685)
------------------------------------------------------------------------------------------------------------------------------

Commitments

As of September 30, 2005, we had no outstanding commitments to purchase inventory.

Series A Cumulative Convertible Preferred Stock
-----------------------------------------------

The Company accounts for Series A Cumulative Convertible Preferred Stock under Accounting Series Release 268. "Redeemable Preferred Stocks". On April 15, 2005, the Company issued 408,500 shares of Series A Preferred Stock, par value of $0.01; 5,000,000 shares authorized at June 30, 2005 and December 31, 2004; 408,500 shares issued and outstanding at September 30, 2005, no shares issued or outstanding at December 31, 2004. On October 26, 2005, $318.5 million (318,500 shares) of the Series A Preferred Stock was exchanged for a like amount of Series B Preferred Stock, which has substantially identical economic terms.

On August 16, 2005, Highland Equity Focus Fund, L.P., Highland Crusader Offshore Partners, L.P., Highland Capital Management Services, Inc., and Highland Capital Management, L.P. filed a lawsuit in Dallas County, Texas against Motient challenging the validity of the Series A Preferred on the basis of the confusion regarding the voting rights of the Series A Preferred and seeking rescission of their purchase of the shares of Series A Preferred that they purchased from Motient in the private placement in April 2005. These entities acquired 90,000 shares of Series A Preferred for a purchase price of $90 million in that private placement. Motient believes that this claim is without merit and intends to vigorously defend this lawsuit.

UPS Deferred Revenue and Prepayment
-----------------------------------

In December 2002, Motient entered into an agreement with UPS pursuant to which UPS prepaid an aggregate of $5 million in respect of network airtime service to be provided beginning January 1, 2004. In April 2005, this agreement was amended, and then in September 2005, the agreement was amended again. Motient made a payment of $2.0 million to UPS, and in exchange, all but $0.6 million of the outstanding prepayment of $3.7 million was terminated. The remaining $0.6 million prepayment must be used by UPS prior to March 31, 2006. If not used, UPS will forfeit this prepayment, and it will not be repaid.

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

Concentrations of Credit Risk
-----------------------------

For the three months ended September 30, 2005, four customers accounted for approximately 47% of the Company's service revenue, with two customers, RIM and SkyTel accounting for 18% and 16%, respectively. In September 2005, we recognized $0.3 million of deferred revenue from RIM related to the settlement of a dispute over certain overage charges the Company charged RIM in 2003, 2004 and 2005. Excluding the $0.3 million, RIM accounted for 11% of the Company's service revenue for the three months ended September 30, 2005. For the nine months ended September 30, 2005, four customers accounted for approximately 37% of the Company's service revenue, with one customer, SkyTel Communications, Inc. ("SkyTel"), accounting for more than 12%. As of September 30, 2005, two customers, Geologic Solutions and Avaya, Inc. accounted for approximately 11% and 10%, respectively of our net accounts receivable. No other single customer accounted for more than 10% of our net accounts receivable. For the three month period ended September 30, 2004, four customers accounted for approximately 44% of the Company's service revenue, with one customer, SkyTel, accounting for more than 23%. For the nine month period ended September 30, 2004, four customers accounted for approximately 41% of the Company's service revenue, with one customer, SkyTel, accounting for more than 21%. RIM accounted for 13% of the Company's net accounts receivable at September 30, 2004; no other single customer accounted for more than 9% of the Company's net accounts receivable at September 30, 2004.

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

Investment in MSV
-----------------

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

Assets acquired and liabilities assumed in the asset purchase were recorded on the Company's Consolidated Balance Sheet as of the purchase date based upon their fair values at such date. The results of operations of the net assets acquired by the Company have been included in the Company's Statements of Operations since its date of purchase. Approximately $78 million was allocated to intangible assets that include the rights to receive licenses in the 2 GHz band and other intangibles. These intangible assets are being amortized over an average life of 15 years. Approximately $78 million represents the 39% minority interest in TerreStar. There was no excess purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed. In certain circumstances, the allocation of the purchase price is based upon preliminary estimates and assumptions. Accordingly, the allocations are subject to revision when the Company receives final information and other analyses. Revisions to the fair values, which may be significant, will be recorded by the Company as further adjustments to the purchase price allocations.

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

As of September 30, 2005 and 2004, the Company had capitalized a total of $0.1 million and $1.5 million of deferred equipment revenue, respectively, and had deferred equipment costs of $0.1 million and $1.5 million, respectively.

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

As previously disclosed in the Company's annual Report on Form 10-K for the year ended December 31, 2004, the Company determined that, as of the end of December 2004, there were material weaknesses affecting aspects of its internal control over financial reporting and, as a result of those weaknesses, the Company's disclosure controls and procedures were not effective. As described below, the Company believes it has remediated those material weaknesses, but cannot finalize the results of our third quarter testing until after the filing of our September 30, 2005 Form 10-Q. Consequently, based on the evaluation described above, the Company's management, including its principal executive officer and principal financial officer, have concluded that, as of the end of the third quarter of 2005, the Company's disclosure controls and procedures were not effective.

Changes in internal control over financial reporting

During the second and third quarters of 2005, the Company was engaged in an ongoing review of its internal control over financial reporting as described below. Based on that review, management believes that during 2005 there were changes in the company's internal control over financial reporting, as described below, that have materially affected, or are reasonably likely to materially affect, those controls.

We believe that the corrective actions described below, taken as a whole, will remediate the internal control deficiencies identified in this report, but the Company and the Audit Committee will continue to monitor the effectiveness of these actions and will make any other changes or take such other actions as management determines to be appropriate. It is expected that all in process remediation and interim testing will be completed by the end of the fourth quarter 2005.

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

With respect to our second material weakness, which was an aggregation of significant deficiencies that, individually, did not rise to the level of a material weakness, but in aggregate did, we have taken the following steps:

     o We have written and have implemented remedial control procedures to address (i) operating systems access and (ii) control policies and procedures in certain transaction cycles. We are in the process of implementing remedial control procedures to address: (i) information technology back-up and recovery and (ii) firewall protections.

     o We have implemented additional monitoring activities, as well as evaluated job responsibilities, in order to improve internal controls related to (i) our information security and access to non-financial reporting software applications, (ii) our program change management in customer management and billing systems and (iii) the initiation, authorization, review and transaction recording for certain transaction cycles and non-routine transaction processing.

     o We have enhanced our corporate accounting function by creating and filling the new position of Assistant Controller, we are utilizing the consulting services of an independent certified public accounting firm and we subscribe to a GAAP and SEC compliance service. We believe that the control deficiencies involving (i) segregation of duties, (ii) lack of sufficient oversight and review of the processes involved in the financial close and reporting process, in particular as it relates to complex and sophisticated transactions, and (iii) lack of control policy documentation, have been remedied with the addition of these additional resources.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Please see the discussion regarding Legal Proceedings contained in Note 4 ("Legal and Regulatory Matters") of notes to consolidated financial statements, which is incorporated by reference herein.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On October 26, 2005, Motient completed an exchange offer in which it allowed each holder of Series A Preferred the opportunity to exchange their shares of Series A Preferred and a release of any claims relating to the issuance of the Series A Preferred for shares of Series B Preferred, which will have rights, preferences and privileges substantially identical to the Series A Preferred, except that upon (a) the accumulation of accrued and unpaid dividends on the outstanding shares of Series B Preferred for two or more six month periods, whether or not consecutive; (b) the failure of Motient to properly redeem the Series B Preferred Stock, or (c) the failure of Motient to comply with any of the other covenants or agreements set forth in the Certificate of Designations for the Series B Preferred Stock, and the continuance of such failure for 30 consecutive days or more after receipt of notice of such failure from the holders of at least 25% of the Series B Preferred then outstanding, then the holders of at least a majority of the then-outstanding shares of Series B Preferred, with the holders of shares of any parity securities upon which like voting rights have been conferred and are exercisable, voting as a single class, will be entitled to elect a majority of the members of Motient's Board of Directors for successive one-year terms until such defect listed above has been cured. All of the holders of the Series A Preferred except for those affiliated with Highland Capital Management exchange their shares in this offer. Accordingly, approximately 318,500 shares of Series A Preferred shares were exchanged for Series B Preferred shares of the same face amount, and 90,000 shares of Series A Preferred shares remain outstanding.

Issuer Purchases of Equity Securities

During the fiscal quarter ended September 30, 2005, we repurchased shares of our common stock on the dates and in the amounts set forth in the table below:

-------------------------------------------------------------------------------------------------------------
Period                   (a) Total Number of  (b) Average Price   (c) Total Number of  (d) Maximum Number
                         Shares (or Units)    Paid per Share (or  Shares (or Units)    (or Approximate
                         Purchased            Unit)               Purchased as Part    Dollar Value) of
                                                                  of publicly          Shares (or Units)
                                                                  Announced Plans or   that May Yet Be
                                                                  Programs             Purchased Under the
                                                                                       Plans or Programs
-------------------------------------------------------------------------------------------------------------
July 1, 2005 - July 31,    0                     N/A                 0                    0
2005
-------------------------------------------------------------------------------------------------------------
August 1, 2005 - August    0                     N/A                 0                    0
31, 2005
-------------------------------------------------------------------------------------------------------------
September 1, 2005 -        6,989                 $23.75              0                    0
September 30, 2005
-------------------------------------------------------------------------------------------------------------
Total                      6,989                 $23.75              0                    0
-------------------------------------------------------------------------------------------------------------

     (1)  All shares were repurchased in privately negotiated transactions.

Item 6.  Exhibits

     The Exhibit Index filed herewith is incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MOTIENT CORPORATION
                              (Registrant)


November 9, 2005              /s/Christopher W. Downie
                              ------------------------
                              Christopher W. Downie
                              Executive Vice President,
                              Chief Operating Officer and
                              Treasurer (principal
                              executive officer and duly
                              authorized officer to sign
                              on behalf of the
                              registrant)

                                  EXHIBIT INDEX

Number           Description

 3.1      -      Certificate of Designations of the Series A Cumulative
                 Convertible Preferred Stock (incorporated by reference to
                 Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 18, 2005)

 3.2      -      Certificate of Correction to the Series A Cumulative
                 Convertible Preferred Stock (incorporated by reference to
                 Exhibit 3.2 to the Company's Current Report on Form 8-K/A filed on August 2, 2005)

 3.3      -      Amendment to Restated Certificate of Incorporation
                 (incorporated by reference to Motient's Registration
                 Statement on Form S-1 filed on June 24, 2005).

 3.4      -      Certificate of Designations of the Series B Cumulative
                 Convertible Preferred Stock (incorporated by reference to
                 Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated October 31, 2005)

 10.56    -      Consent Agreement, dated January 27, 2005, by and among
                 Columbia Space (QP), Inc., et al (incorporated by reference to Exhibit 10.56 to the Company's Registration Statement on
                 Form S-1/A filed on February 14, 2005)

 10.57    -      Merger Agreement, dated as of February 9, 2005, by and among
                 Motient Corporation, Telcom Satellite Ventures Inc., et al
                 (incorporated by reference to Exhibit 10.57 to the Company's
                 Registration Statement on Form S-1/A filed on February 14,
                 2005)

 10.58    -      Form of Stock Purchase Agreement, dated February 9, 2005
                 (incorporated by reference to Exhibit 10.58 to the Company's
                 Registration Statement on Form S-1/A filed on February 14,
                 2005)

 10.59    -      Registration Rights Agreement, dated February 9, 2005 by and among Motient Corporation, Telcom Satellite Ventures Inc., et al (incorporated by reference to Exhibit 10.59 to the Company's Registration Statement on Form S-1/A filed on
                 February 14, 2005)

 10.60    -      Form of Warrant to purchase Motient common stock, dated
                 February 9, 2005 (incorporated by reference to Exhibit 10.60 to the Company's Registration Statement on Form S-1/A filed on February 14, 2005)

 10.61    -      Form of Stockholder's Agreement, dated February 9, 2005
                 (incorporated by reference to Exhibit 10.61 to the Company's
                 Registration Statement on Form S-1/A filed on February 14,
                 2005)

 10.62    -      Securities Purchase Agreement dated April 15, 2005 by and
                 among the Registrant and the Purchasers listed on Schedule 1 thereto (incorporated by reference to Exhibit 10.1 to the
                 Company's Current Report on Form 8-K filed on April 18,
                 2005)

 10.63    -      Amended and Restated Registration Rights Agreement dated
                 October 26, 2005 by and among the Registrant and the Purchasers listed on Schedule 1 thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated October 31, 2005)

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

 10.70    -      Amendment to Motient Corporation 2002 Stock Option Plan
                 (incorporated by reference to Motient's Registration
                 Statement on Form S-1 filed June 24, 2005)

 10.71    -      Amended and Restated Registration Escrow Agreement dated
                 October 26, 2005 by and among the Registrant and Computershare (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated October
                 31, 2005)

 31.1     -      Certification Pursuant to Rule 13a-14(a)/15d-14(a), of the
                 Executive Vice President, Chief Operating Officer and
                 Treasurer (principal executive officer) (filed herewith).

 31.2     -      Certification Pursuant to Rule 13a-14(a)/15d-14(a), of the
                 Controller and Chief Accounting Officer (principal financial officer) (filed herewith)

 32.1     -      Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Executive Vice President, Chief Operating Officer and
                 Treasurer (principal executive officer) (filed herewith).

 32.2     -      Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Controller and Chief Accounting Officer (principal financial officer) (filed herewith)