Form 10-Q/A
period 2005-03-31
MOTIENT CORP
filed 2006-03-30
CIK 913665

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------


                                 Amendment No. 2
                                       to
                                   Form 10-Q


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

                              EXPLANATORY PARAGRAPH

The purpose of this Amendment No. 2 to the Quarterly Report on Form 10-Q of Motient Corporation (the "Company"), filed with the Securities and Exchange Commission on March 30, 2006, is to amend and restate the Company's condensed consolidated financial statements and related notes as of and for the three months ended March 31, 2005. This amendment and restatement includes changes to
Part I, Items 1 and 2, and no other information included in the original Form 10-Q is amended hereby. In addition, pursuant to the rules of the SEC, Item 6 of
Part II of the original filing has been amended to contain currently dated certifications from our Executive Vice President, Chief Operating Officer and Treasurer (Principal Executive Officer) and Controller and Chief Accounting Officer (Principal Financial Officer), as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Principal Executive Officer and Principal Financial Officer are attached to this Form 10 Q/A as exhibits 31.1, 31.2, 32.1 and 32.2. Except for the aforementioned changes, this Form 10-Q/A does not modify or update any disclosure in the Company's Form 10-Q, including the nature and character of such disclosure to reflect events occurring after the initial filing date of the Company's Form 10-Q.

This amendment reflects the restatement of the Company's condensed consolidated financial statements as of and for the three months ended March 31, 2005 to properly reflect the accounting for its proportionate share of the non-cash stock compensation expense recorded by Mobile Satellite Ventures LP ("MSV"), including the effects of a restatement of the unaudited interim financial statements of MSV. As previously reported, for the three months ended March 31, 2005, MSV recognized $0.6 million of stock compensation expense. The Company previously reported its proportionate share of this amount in its Equity in the loss of Mobile Satellite Ventures on the condensed consolidated statements of operations. Subsequent to the issuance of the Company's condensed consolidated financial statements as of and for the three months ended March 31, 2005, the Compensation Committee of MSV's Board of Directors determined that a change in control of MSV, as defined in MSV's Unit Incentive Plan, had occurred during the three months ended March 31, 2005. This change in control triggered the immediate vesting of all of MSV's then outstanding unit options that were subject to accelerated vesting and recognition of an additional $3.8 million of deferred compensation expense associated with these options. As restated, for the three months ended March 31, 2005, MSV recognized $4.4 million of stock compensation expense. The accompanying condensed consolidated financial statements have been restated to reflect the Company's proportionate share of the restated net loss of MSV.

In addition, this amendment reflects the restatement of the Company's condensed consolidated financial statements as of and for the three months ended March 31, 2005 to properly reflect the accounting for its differential between cost and book value of equity method investments associated with the Company's February 9, 2005 transactions. On February 9, 2005, the Company exchanged shares of Motient common stock valued at $371 million for MSV LP units resulting in an additional interest in MSV of 10.24%. Under the guidance of APB 18, the Company failed to recognize the differential between the book and fair values of MSV's assets and amortize the excess over the life of the assets. As restated, for the three months ended March 31, 2005, the Company has recognized amortization of $0.9 million related to the excess of the cost of the February 9, 2005 investment over the fair value of the net assets acquired.

The Company concluded that these restatements were appropriate at a meeting of its Audit Committee of the board of directors, held on March 28, 2006. Accordingly, the Company believes that the financial statements it issued prior to this restatement which relate to the periods being restated hereby, should not be relied upon. The Audit Committee has discussed the matters disclosed in this filing with the Company's independent public accountants.

                                         MOTIENT CORPORATION
                                              FORM 10-Q
                                 FOR THE PERIOD ENDED MARCH 31, 2005

                                          TABLE OF CONTENTS

                                                                                                PAGE
                                                                                                ----
                                               PART I
                                        FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Operations for the Three Months Ended March 31,
         2005 and 2004                                                                            3

         Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004                   4

         Consolidated Statements of Cash Flows for the Three Months Ended
         March 31, 2005 and 2004                                                                  5

         Notes to Consolidated Financial Statements                                               6



Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                           23

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                              36

Item 4.  Controls and Procedures                                                                 36


                                               PART II
                                          OTHER INFORMATION

Item 1.  Legal Proceedings                                                                       38

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                             38

Item 6.  Exhibits                                                                                38



                                                 2

PART I - FINANCIAL INFORMATION
------------------------------

                                       ITEM 1. FINANCIAL STATEMENTS

                                   MOTIENT CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (in thousands, except per share data)


                                                                       THREE MONTHS
                                                                      ENDED MARCH 31,
                                                                           2005             THREE MONTHS
                                                                        (Restated -        ENDED MARCH 31,
                                                                        see Note 6)             2004
                                                                      ---------------      ---------------
                                                                        (UNAUDITED)           (UNAUDITED)
REVENUES
   Services and related revenue                                       $         4,530      $         9,961
   Sales of equipment                                                             483                1,539
                                                                      ---------------      ---------------

      Total revenues                                                            5,013               11,500
                                                                      ---------------      ---------------

COSTS AND EXPENSES

   Cost of services and operations (including stock-based
     compensation of $1,189 for the three months ended March 31,
     2005 and $505 for the three months ended March 31,
     2004; exclusive of depreciation and amortization below)                    7,540               11,352
   Cost of equipment sold (exclusive of depreciation and
     amortization below)                                                          461                1,509
   Sales and advertising (including stock-based compensation
     of $121 for the three months ended March 31, 2005 and $360 for the three months ended March 31, 2004; exclusive of
     depreciation and amortization below)                                         363                1,032
   General and administrative (including stock-based compensation of $10,259 for the three months ended March 31, 2005 and $577 for the three months ended March 31, 2004; exclusive of
     depreciation and amortization below)                                      14,343                2,352
   Restructuring Charges                                                           85                1,154
   Depreciation and amortization                                                3,679                4,273
   (Gain)/Loss on asset disposal                                                   (6)                   2
                                                                      ---------------      ---------------
     Total Costs and Expenses                                                  26,465               21,674
                                                                      ---------------      ---------------

   Operating loss                                                             (21,452)             (10,174)
                                                                      ---------------      ---------------

   Interest expense, net                                                           --               (1,766)
   Other income, net                                                               80                    8
   Other income from Aether                                                        --                  645
   Equity in loss of Mobile Satellite Ventures                                 (9,767)              (2,230)
                                                                      ---------------      ---------------

   Net (loss)                                                         $       (31,139)     $       (13,517)
                                                                      ===============      ===============

Basic and Diluted (Loss) Per Share of Common Stock:
   Net (Loss), basic and diluted                                      $         (0.52)     $         (0.54)
                                                                      ===============      ===============

Weighted-Average Common Shares Outstanding - basic and diluted                 59,580               25,232
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

                                                     3

                                     MOTIENT CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS
                               (in thousands, except share and per share data)


                                                                                MARCH 31,
                                                                                  2005
                                                                              (Restated -       DECEMBER 31,
                                                                              See Note 6)           2004
                                                                              ------------      ------------
ASSETS                                                                         (UNAUDITED)        (AUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                                                  $     12,100      $     16,945
   Accounts receivable-trade, net of allowance for doubtful accounts
     of $171 at March 31, 2005 and $256 at December 31, 2004                         1,574             1,917
   Inventory                                                                            39                75
   Due from Mobile Satellite Ventures, net                                               5                 5
   Deferred equipment costs                                                            450               874
   Assets held for sale                                                                261               261
   Other current assets                                                              1,367             1,348
                                                                              ------------      ------------
      Total current assets                                                          15,796            21,425
                                                                              ------------      ------------

RESTRICTED INVESTMENTS                                                                  76                76
PROPERTY AND EQUIPMENT, net                                                         14,894            17,261
FCC LICENSES AND OTHER INTANGIBLES, net                                             66,353            67,649
INVESTMENT IN AND NOTES RECEIVABLE FROM MSV                                        502,847           141,635
DEFERRED CHARGES AND OTHER ASSETS                                                       10                34
                                                                              ------------      ------------
      TOTAL ASSETS                                                            $    599,976      $    248,080
                                                                              ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                      $      6,341      $      6,327
   Deferred equipment revenue                                                          501               933
   Deferred revenue and other current liabilities                                    5,277             5,414
                                                                              ------------      ------------
      Total current liabilities                                                     12,119            12,674
                                                                              ------------      ------------

LONG-TERM LIABILITIES
   Other long-term liabilities                                                         580               675
                                                                              ------------      ------------
      Total long-term liabilities                                                      580               675
                                                                              ------------      ------------
      Total liabilities                                                             12,699            13,349
                                                                              ------------      ------------

STOCKHOLDERS' EQUITY:
     Preferred Stock; par value $0.01; authorized 5,000,000 shares at
       March 31, 2005 and December 31, 2004, no shares issued or
       outstanding at March 31, 2005 or December 31, 2004                               --                --
     Common Stock; voting, par value $0.01; 100,000,000 shares authorized and 65,158,568 and 51,544,596 shares issued and outstanding at
       March 31, 2005 and at December 31, 2004, respectively                           650               516
     Additional paid-in capital                                                    740,442           399,635
     Common stock purchase warrants                                                 71,333            28,589
     Accumulated deficit                                                          (225,148)         (194,009)
                                                                              ------------      ------------
STOCKHOLDERS' EQUITY                                                               587,277           234,731
                                                                              ------------      ------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $    599,976      $    248,080
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

                                                      4

                                       MOTIENT CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  (in thousands)


                                                                              THREE MONTHS
                                                                             ENDED MARCH 31,
                                                                                  2005             THREE MONTHS
                                                                              (Restated -         ENDED MARCH 31,
                                                                               See Note 6)             2004
                                                                             ---------------      ---------------
                                                                                (UNAUDITED)         (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                     $       (31,139)     $       (13,517)
Adjustments to reconcile net loss to net cash (used in)
  operating activities:
    Depreciation and amortization                                                      3,679                4,270
    Equity in losses of MSV                                                            9,767                2,230
    (Gain)/loss on disposal of assets                                                     (6)                   2
    Non cash amortization of deferred financing costs                                     --                  991
    Non cash 401(k) match                                                                 48                   --
    Stock based compensation expense                                                  11,569                1,442
Changes in assets and liabilities, net of acquisitions and dispositions:
    Accounts receivable -- trade                                                         343                1,096
    Inventory                                                                             36                  108
    Other current assets                                                                   5                4,812
    Accounts payable and accrued expenses                                                 14                 (730)
    Accrued interest                                                                      --                  526
    Deferred revenue and other current liabilities                                      (240)              (2,989)
                                                                             ---------------      ---------------
    Net cash (used in) operating activities                                           (5,924)              (1,759)
                                                                             ---------------      ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property & equipment                                             6                   --
    Proceeds (purchase) of restricted investments                                         --                  406
    Additions to property and equipment                                                  (16)                (541)
                                                                             ---------------      ---------------
    Net cash (used in)investing activities                                               (10)                (135)
                                                                             ---------------      ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of equity securities                                           34                   --
    Stock issuance costs and other charges                                                (9)                  --
    Principal payments under capital leases                                               --                 (342)
    Principal payments under vendor financing                                             --                 (488)
    Proceeds from Term Credit Facility                                                    --                1,500
    Proceeds from issuance of employee stock options                                   1,064                  105
                                                                             ---------------      ---------------
    Net cash provided by financing activities                                          1,089                  775
                                                                             ---------------      ---------------
    Net (decrease) in cash and cash equivalents                                       (4,845)              (1,119)

CASH AND CASH EQUIVALENTS, beginning of period                                        16,945                3,618
                                                                             ---------------      ---------------
CASH AND CASH EQUIVALENTS, end of period                                     $        12,100      $         2,499
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


As of May 1, 2005, we have a 49% direct and indirect interest in MSV. For the three month period ended March 31, 2005, MSV had revenues of $7.2 million, operating expenses of $19.6 million and a net loss of $20.0 million.


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


                                                                             Three Months         Three Months
                                                                            Ended March 31,      Ended March 31,
                                                                                 2005                 2004
                                                                            ---------------      ---------------
         Net loss, as reported                                              $       (31,139)     $       (13,517)
         Add: Stock-based employee compensation expense included in net
           loss, net of related tax effects                                          11,569                1,442
         Deduct: Total stock-based employee compensation expense
           determined under fair value based method for all awards, net
           of tax related effects                                                   (12,940)                (439)
                                                                            ---------------      ---------------
         Pro forma net loss                                                         (32,510)             (12,514)
         Weighted average common shares outstanding                                  59,580               25,232
         Loss per share:
           Basic and diluted---as reported                                  $         (0.52)     $         (0.54)
           Basic and diluted---pro-forma                                    $         (0.55)     $         (0.50)


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

ELECTION OF DIRECTOR

On May 3, 2005 the board elected C. Gerald Goldsmith to serve on the Board of Directors.

6. Restatement

The Company has restated its condensed consolidated financial statements as of and for the three months ended March 31, 2005 to properly reflect the accounting for its proportionate share of the non-cash stock compensation expense recorded by MSV, including the effects of a restatement of the unaudited interim financial statements of MSV. As previously reported, for the three months ended March 31, 2005, MSV recognized $0.6 million of stock compensation expense. The Company previously reported its proportionate share of this amount in its Equity in the loss of Mobile Satellite Ventures on the condensed consolidated statements of operations. Subsequent to the issuance of the Company's condensed consolidated financial statements as of and for the three months ended March 31, 2005, the Compensation Committee of MSV's Board of Directors determined that a change in control of MSV, as defined in MSV's Unit Incentive Plan, had occurred during the three months ended March 31, 2005. This change in control triggered the immediate vesting of all of MSV's then outstanding unit options that were subject to accelerated vesting and recognition of an additional $3.8 million of deferred compensation expense associated with these options. As restated, for the three months ended March 31, 2005, MSV recognized $4.4 million of stock compensation expense. The accompanying condensed consolidated financial statements have been restated to reflect the Company's proportionate share of the restated net loss of MSV.

In addition, this amendment reflects the restatement of the Company's condensed consolidated financial statements as of and for the three months ended March 31, 2005 to properly reflect the accounting for its differential between cost and book value of equity method investments associated with the Company's February 9, 2005 transactions. On February 9, 2005, the Company exchanged shares of Motient common stock valued at $371 million for MSV LP units resulting in an additional interest in MSV of 10.24%. Under the guidance of APB 18, the Company failed to recognize the differential between the book and fair values of MSV's assets and amortize the excess over the life of the assets. In this restatement, the Company has recognized amortization of $0.9 million related to the excess of the cost of the February 9, 2005 investment over the fair value of the net assets acquired.

The following is a summary of the significant effects of the restatements on the accompanying condensed consolidated balance sheets (in thousands):

                                                                                                 March 31,
                                                                                                   2005
                                                                                                   ----
Investment in Mobile Satellite Ventures, as previously reported                                 $ 505,446
Impact of restatement of the operating results of MSV                                              (1,681)
Impact of restatement of the amortization of cost over book value of MSV intangibles                 (918)
                                                                                                ---------
Investment in Mobile Satellite Ventures, as restated                                            $ 502,847
                                                                                                =========

Accumulated deficit, as previously reported                                                     $(222,549)
Impact of restatement of the operating results of MSV                                              (1,681)
Impact of restatement of the amortization of cost over book value of MSV intangibles                 (918)
                                                                                                ---------
Accumulated deficit, as restated                                                                $(225,148)
                                                                                                =========

The following is a summary of the significant effects of the restatements on the accompanying condensed consolidated statements of operations (in thousands):

                                                                   Three Months Ended March 31, 2005
                                                             As Previously
                                                               Reported                   As Restated
                                                               --------                   -----------
Equity in losses of Mobile Satellite Ventures                   $(7,168)                     $(9,767)
Net (loss)                                                     $(28,540)                    $(31,139)
Net (loss), basic and diluted                                    $(0.48)                      $(0.52)

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

OTHER EXPENSES & INCOME


                                                                   Three Months        Three Months
                                                                  Ended March 31,     Ended March 31,
                                                                       2005                2004
                                                                       ----                ----
         (in thousands)
         Interest Expense, net                                           $0             $(1,766)
         Other Income, net                                               80                   8
         Other Income from Aether                                         0                 645
         Equity in Losses of Mobile Satellite Ventures               (9,767)             (2,230)

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


We recorded equity in losses of MSV of $9.8 million for the three months ended March 31, 2005, as compared to $2.2 million for the same period in 2004. The 2005 MSV losses are Motient's 38.6% and 48.84% of MSV's losses for the same period, and losses for 2004 are Motient's 46.5% of MSV's losses for the same period. For the three months ended March 31, 2005, MSV had revenues of $7.2 million, operating expenses of $19.6 million and a net loss of $20.0 million.


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

                                    MOTIENT CORPORATION
                                    (Registrant)



March 30, 2006                      /s/ Christopher W. Downie
                                    -----------------------------------------
                                    Christopher W. Downie Executive
                                    Vice President, Chief Operating
                                    Officer and Treasurer
                                    (principal executive officer and duly
                                    authorized officer to sign on behalf of
                                    the registrant)

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