Form 10-Q/A
period 2005-06-30
MOTIENT CORP
filed 2006-03-30
CIK 913665

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

Number of shares of common stock outstanding at August 5, 2005: 62,446,876

                              EXPLANATORY PARAGRAPH

The purpose of this Amendment No. 2 to the Quarterly Report on Form 10-Q of Motient Corporation (the "Company"), filed with the Securities and Exchange Commission on March 30, 2006, is to amend and restate the Company's condensed consolidated financial statements and related notes as of and for the three and six months ended June 30, 2005. This amendment and restatement includes changes to Part I, Items 1 and 2, and no other information included in the original Form 10-Q is amended hereby. In addition, pursuant to the rules of the SEC, Item 6 of
Part II of the original filing has been amended to contain currently dated certifications from our Executive Vice President, Chief Operating Officer and Treasurer (Principal Executive Officer) and Controller and Chief Accounting Officer (Principal Financial Officer), as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Principal Executive Officer and Principal Financial Officer are attached to this Form 10 Q/A as exhibits 31.1, 31.2, 32.1 and 32.2. Except for the aforementioned changes, this Form 10-Q/A does not modify or update any disclosure in the Company's Form 10-Q, including the nature and character of such disclosure to reflect events occurring after the initial filing date of the Company's Form 10-Q.

This amendment reflects the restatement of the Company's condensed consolidated financial statements as of and for the three and six months ended June 30, 2005 to properly reflect the accounting for its proportionate share of the non-cash stock compensation expense recorded by Mobile Satellite Ventures LP ("MSV"), including the effects of a restatement of the unaudited interim financial statements of MSV. As previously reported, for the three and six months ended June 30, 2005, MSV recognized $3.7 million and $4.3 million, respectively, of stock compensation expense. The Company previously reported its proportionate share of this amount in its Equity in the loss of Mobile Satellite Ventures on the condensed consolidated statements of operations. Subsequent to the issuance of the Company's condensed consolidated financial statements as of and for the three and six months ended June 30, 2005, the Compensation Committee of MSV's Board of Directors determined that a change in control of MSV, as defined in MSV's Unit Incentive Plan, had occurred during the three months ended March 31, 2005. This change in control triggered the immediate vesting of all of MSV's then outstanding unit options that were subject to accelerated vesting and recognition of an additional $3.8 million of deferred compensation expense associated with these options. As restated, for the three and six months ended June 30, 2005, MSV recognized $2.0 million and $6.4 million, respectively, of stock compensation expense. The accompanying condensed consolidated financial statements have been restated to reflect the Company's proportionate share of the restated net loss of MSV.

In addition, this amendment reflects the restatement of the Company's condensed consolidated financial statements as of and for the three and six months ended June 30, 2005 to properly reflect the accounting for its differential between cost and book value of equity method investments associated with the Company's February 9, 2005 transactions. On February 9, 2005, the Company exchanged shares of Motient common stock valued at $371 million for MSV LP units resulting in an additional interest in MSV of 10.24%. Under the guidance of APB 18, the Company failed to recognize the differential between the book and fair values of MSV's assets and amortize the excess over the life of the assets. As restated, for the three months and six months ended June 30, 2005, the Company has recognized amortization of $1.7 million and $2.6 million, respectively related to the excess of the cost of the February 9, 2005 investment over the fair value of the net assets acquired.

This amendment also reflects the restatement of the Company's condensed consolidated financial statements as of the six months ended June 30, 2005 to properly reflect the accounting for its issuance of warrants in connection with the February 9, 2005 transaction. The Company did not record the warrants at the time of the merger transaction, as it was uncertain as to whether any of the warrants would vest and therefore no value could be ascribed to the warrants. As the Company has filed a registration statement on February 14, 2005 for the shares sold to the entities, 70% of the warrants will never vest. The remainder vested in August 2005. As previously reported, the Company failed to recognize the vesting of these warrants during the six months ended June 30, 2005. As restated, for the six months ended June 30, 2005, the Company has recognized, using a Black-Scholes model, $8.3 million as the fair value of the vested warrants. The effect of recording the warrants is to increase the Company's Investment in MSV, thereby increasing the cost of the February 9, 2005 merger transaction, and to increase the Company's common stock purchase warrants.

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

                               MOTIENT CORPORATION
                                    FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 2005

                                TABLE OF CONTENTS

                                                                                                                 PAGE
                                                                                                                 ----
                                                       PART I
                                               FINANCIAL INFORMATION
        Item 1.  Financial Statements - (Unaudited)

                 Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2005 and
                 2004                                                                                               3

                 Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004                              4

                 Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004              5

                 Notes to Consolidated Financial Statements                                                         6

        Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations             29

        Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                        48

        Item 4.  Controls and Procedures                                                                           49


                                                      PART II
                                                 OTHER INFORMATION

        Item 1.  Legal Proceedings                                                                                 51

        Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                       51

        Item 4.  Submission of Matters to a Vote of Security Holders                                               52

        Item 6.  Exhibits                                                                                          52

PART I- FINANCIAL INFORMATION
-----------------------------

                          Item 1. Financial Statements


                      Motient Corporation and Subsidiaries
                      Consolidated Statements of Operations
                      (in thousands, except per share data)

                                                                 Three Months                       Six Months
                                                                Ended June 30,                    Ended June 30,
                                                                    2005          Three Months        2005           Six Months
                                                                 (Restated -     Ended June 30,    (Restated -     Ended June 30,
                                                                 See Note 6)          2004         See Note 6)         2004
                                                                 -----------          ----         -----------         ----
                                                                (Unaudited)       (Unaudited)      (Unaudited)       (Unaudited)
REVENUES
   Services and related revenue                                     $  3,271       $ 10,156         $  7,801          $ 20,117
   Sales of equipment                                                    274          1,283              757             2,822
                                                                    --------       --------         --------          --------

       Total revenues                                               $  3,545       $ 11,439         $  8,558          $ 22,939
                                                                    --------       --------         --------          --------

COSTS AND EXPENSES

 Cost of services and operations (including stock-based
   compensation of $(185) and $1,454, respectively for the
   three months ended June 30, 2005 and June 30, 2004, and
   $1,004 and $1,959, respectively for the six months ended
   June 30, 2005 and June 30, 2004, exclusive of
   depreciation and amortization below)                                5,283         10,412           12,823            21,764
 Cost of equipment sold (exclusive of depreciation and
   amortization below)                                                   277          1,257              738             2,766
 Sales and advertising (including stock-based compensation
   of $(30) and $529, respectively for the three months
   ended June 30, 2005 and June 30, 2004, and $91 and $889,
   respectively for the six months ended June 30, 2005 and
   June 30, 2004, exclusive of depreciation and amortization
   below)                                                                166            860              529             1,892
General and administrative (including stock-based
   compensation of $(55) and $453, respectively for the
   three months ended June 30, 2005 and June 30, 2004 and
   $10,204 and $1,029, respectively for the six months ended
   June 30, 2005 and June 30, 2004, exclusive of depreciation
   and amortization below)                                             4,693          2,524           19,036             4,876
Research and development                                                 351             --              351                --
Restructuring and impairment charges                                   5,580          5,110            5,665             6,264
Depreciation and amortization                                          5,049          4,112            8,728             8,385
(Gain) on asset disposal                                                  --             (2)              (6)               --
(Gain) on debt and capital lease retirement                               --           (802)              --              (802)
                                                                    --------       --------         --------          --------
       Total costs and expenses                                       21,399         23,471           47,864            45,145
                                                                    --------       --------         --------          --------

   Operating loss                                                    (17,854)       (12,032)         (39,306)          (22,206)
                                                                    --------       --------         --------          --------

   Interest income (expense), net                                      2,115         (1,273)           2,115            (3,039)
   Write-off of deferred financing fees                                   --         (8,052)              --            (8,052)
   Other income, net                                                      --            191               80               199
   Other income from Aether                                               --            662               --             1,307
   Equity in loss of Mobile Satellite Ventures                        (4,954)        (2,608)         (14,721)           (4,838)
   Minority interests in losses of TerreStar                             404             --              404                --
                                                                    --------       --------         --------          --------

   Net (loss)                                                        (20,289)       (23,112)         (51,428)          (36,629)
                                                                    --------       --------         --------          --------

   Less:
   Dividends on Series A Cumulative Convertible Preferred
   Stock                                                              (4,875)            --           (4,875)               --
   Accretion of issuance costs associated with Series A
   Cumulative Convertible Preferred Stock                               (614)            --             (614)               --
                                                                    --------       --------         --------          --------

   Net (loss) available to Common Stockholders                      $(25,778)      $(23,112)        $(56,917)         $(36,629)
                                                                    ========       ========         ========          ========


Basic and Diluted (Loss) Per Share of Common Stock:                 $  (0.40)      $  (0.79)        $  (0.92)         $  (1.34)
   Net (Loss), basic and diluted

Weighted-Average Common Shares Outstanding - basic and
diluted                                                               63,762         29,338           61,683            27,285
                                                                    ========       ========         ========          ========

                      The accompanying notes are an integral part of these consolidated financial statements.

                      Motient Corporation and Subsidiaries
                           Consolidated Balance Sheets
                 (in thousands, except share and per share data)


                                                                       June 30, 2005
                                                                        (Restated -       December 31,
                                                                        See Note 6)            2004
                                                                       -------------      -------------
        ASSETS                                                          (Unaudited)          (Audited)
        CURRENT ASSETS:
   Cash and cash equivalents                                            $   275,717        $    16,945
   Restricted cash and short-term investments                                18,317                 --
   Restricted cash for Series A Cumulative Convertible
   Preferred Stock                                                           21,446                 --
   Accounts receivable-trade, net of allowance for doubtful
   accounts of $153 at June 30, 2005 and $256 at December 31, 2004            1,286              1,917
   Inventory                                                                      2                 75
   Due from Mobile Satellite Ventures, net                                       --                  5
   Deferred equipment costs                                                     211                874
   Issuance costs associated with Series A Cumulative
   Convertible Preferred Stock                                                3,077                 --
   Assets held for sale                                                         261                261
   Other current assets                                                       1,970              1,348
                                                                        -----------        -----------
      Total current assets                                                  322,287             21,425
                                                                        -----------        -----------

RESTRICTED INVESTMENTS                                                           76                 76
PROPERTY AND EQUIPMENT, net                                                  15,232             17,261
INTANGIBLE ASSETS, net                                                      139,315             67,649
INVESTMENT IN MSV                                                           506,546            141,635
RESTRICTED CASH FOR SERIES A CUMULATIVE CONVERTIBLE
PREFERRED STOCK                                                              21,446                 --
ISSUANCE COSTS ASSOCIATED WITH SERIES A CUMULATIVE
CONVERTIBLE PREFERRED STOCK                                                  13,792                 --
DEFERRED CHARGES AND OTHER ASSETS                                                --                 34
                                                                        -----------        -----------
      Total assets                                                      $ 1,018,694        $   248,080
                                                                        ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                      8,556              6,327
   Deferred equipment revenue                                                   257                933
   Deferred revenue and other current liabilities                             5,179              5,414
   Series A Cumulative Convertible Preferred Stock dividends                  4,875                 --
                                                                        -----------        -----------
      Total current liabilities                                              18,867             12,674
                                                                        -----------        -----------

LONG-TERM LIABILITIES
   Other long-term liabilities                                                  521                675
                                                                        -----------        -----------
      Total long-term liabilities                                               521                675
                                                                        -----------        -----------
      Total liabilities                                                      19,388             13,349
                                                                        -----------        -----------

COMMITMENTS AND CONTINGENCIES                                                    --                 --

MINORITY INTEREST                                                            77,635                 --

SERIES A CUMULATIVE CONVERTIBLE PREFERRED STOCK ($0.01
par value; 5,000,000 shares authorized at June 30, 2005
and December 31, 2004, 408,500 and 0 shares issued and
outstanding at June 30, 2005 and December 31, 2004,
respectively)                                                               408,500                 --

STOCKHOLDERS' EQUITY:
 Common Stock; voting, par value $0.01; 200,000,000 and
   100,000,000 shares authorized and 65,248,788 and
   51,544,596 shares issued and outstanding at June 30,
   2005 and at December 31, 2004, respectively                                  652                516
 Additional paid-in capital                                                 740,866            399,635
 Less: 2,900,000 common shares held in treasury stock                       (56,750)                --
 Common stock purchase warrants                                              79,329             28,589
 Accumulated deficit                                                       (250,926)          (194,009)
                                                                        -----------        -----------
STOCKHOLDERS' EQUITY                                                        513,171            234,731
                                                                        -----------        -----------
      Total liabilities and stockholders' equity                        $ 1,018,694        $   248,080
                                                                        ===========        ===========

 The accompanying notes are an integral part of these consolidated financial statements.

                      Motient Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                         Six Months
                                                                         Ended June
                                                                          30, 2005           Six Months
                                                                        (Restated -          Ended June
                                                                         See Note 6)          30, 2004
                                                                         ----------           --------
                                                                         (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                        $ (51,428)         $ (36,629)
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
   Depreciation and amortization                                             8,728              8,385
   Equity in loss of MSV                                                    14,721              4,838
   Minority interests in losses of TerreStar                                  (404)                --
   Restructuring and impairment charges, asset and
   intangible disposals                                                      3,580              2,847
   (Gain) on disposal of assets                                                 (6)                --
   (Gain) on debt restructuring                                                 --               (802)
   Write-off of deferred financing fees                                         --              8,052
   Non cash amortization of deferred financing costs                            --              1,571
   Non cash stock compensation                                              11,453              3,877
   Changes in assets and liabilities, net of acquisitions
   and dispositions:
     Inventory                                                                  73                 48
     Accounts receivable -- trade                                              631                388
     Other current assets                                                     (582)             6,308
     Accounts payable and accrued expenses                                     627             (1,991)
     Accrued interest                                                           --                575
     Deferred revenue and other deferred items                                (402)            (5,697)
                                                                         ---------          ---------
   Net cash (used in) operating activities                                 (13,009)            (8,230)
                                                                         ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from MSV note                                                     --              2,000
     Proceeds from sale of property and equipment                                6                  2
     Proceeds (purchase) of restricted investments                         (61,209)               106
     Cash acquired in TerreStar asset purchase                               6,165                 --
     Additions to property and equipment, net                                  (36)              (653)
                                                                         ---------          ---------
     Net cash (used in) provided by investing activities                   (55,074)             1,455
                                                                         ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments under capital leases                                    --             (2,419)
     Principal payments under vendor financing                                  --               (682)
     Repayment from term credit facility                                        --             (6,785)
     Proceeds from term credit facility                                         --              1,500
     Proceeds from issuance of stock                                           116             23,188
     Proceeds from issuance of employee stock options                        1,220              1,003
     Proceeds from issuance of Series A Cumulative
     Convertible Preferred Stock                                           408,500                 --
     Issuance costs associated with Series A Cumulative
     Convertible Preferred Stock                                           (17,483)                --
     Stock issuance costs and other charges                                     (9)              (476)
     Repayment of notes payable                                             (8,739)                --
     Purchase of treasury stock                                            (56,750)                --
                                                                         ---------          ---------
Net cash provided by financing activities                                  326,855             15,329
                                                                         ---------          ---------
Net increase in cash and cash equivalents                                  258,772              8,554
                                                                         ---------          ---------
CASH AND CASH EQUIVALENTS, beginning of period                              16,945              3,618
CASH AND CASH EQUIVALENTS, end of period                                 $ 275,717          $  12,172
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

For the three and six months ended June 30, 2005, MSV had revenues of $7.5 and $14.7 million, operating expenses of $14.9 and $34.5 million and a net loss of $6.7 and $26.7 million, respectively. To the extent that MSV will need future cash to support its operations, Motient is under no contractual obligation to provide it, and the value of our investment in MSV could be negatively impacted if MSV cannot meet any such funding requirements.

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

                                                         June 30,
                                                           2005                    December 31,
                                                        (unaudited)             2004          2003
                                                        -----------             ----          ----
                                                                   (in thousands)
                                                       -----------------------------------------------
FCC 800 MHz licenses                                     $  76,141          $  80,594       $  80,594
FCC 2 GHZ licenses                                          66,864                 --              --
Intellectual property                                       11,707                 --              --
Customer contracts                                             349                349           1,893
                                                         ---------          ---------       ---------
                                                           155,061             80,943          82,487
Less accumulated amortization                              (15,746)           (13,294)         (8,466)
                                                         ---------          ---------       ---------
FCC licenses and other intangible assets, net            $ 139,315          $  67,649       $  74,021
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


                                                       Three Months      Three Months       Six Months        Six Months
                                                      Ended June 30,    Ended June 30,    Ended June 30,    Ended June 30,
                                                           2005              2004              2005              2004
                                                           ----              ----              ----              ----
Net loss available to common stockholders,
 as reported                                             $(25,778)       $(23,112)           $(56,917)       $(36,629)
(Deduct)/Add: Stock-based employee compensation
   expense included in net loss, net of related tax
   effects                                                   (270)          2,435              11,299           3,877
(Deduct)/Add: Total stock-based employee
   compensation (expense) income determined under
   fair value based method for all awards, net of
   tax related effects                                       (229)             11             (13,169)           (428)
                                                         --------        --------            --------        --------
Pro forma net loss                                        (26,277)        (20,666)            (58,787)        (33,180)
Weighted average common shares outstanding                 63,762          29,338              61,683          27,285
Loss per share:
   Basic and diluted---as reported                       $  (0.40)       $  (0.79)           $  (0.92)       $  (1.34)
   Basic and diluted---pro-forma                         $  (0.41)       $  (0.70)           $  (0.95)       $  (1.22)



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
                                   =======              =======              =======              =======

The Company does not measure ultimate profit and loss or track its assets by these market categories. TerreStar does not currently generate any revenues and we do not anticipate that it will do so until 2008. Additional financial information concerning the Company's reportable segments is shown in the following table (in thousands):

                               Three Months Ended June 30, 2005        Six Months Ended June 30, 2005
                                  Motient   TerreStar      Total       Motient   TerreStar       Total
                                  -------   ---------      -----       -------   ---------       -----
Operating (loss)                $(16,758)    $(1,096)   $(17,854)     $(38,210)    $(1,096)    $(39,306)
Depreciation expense              $3,020        $---      $3,020        $5,403        $---       $5,403
Amortization expense              $1,296        $733      $2,029        $2,592        $733       $3,325
Identifiable assets                   NA          NA          NA      $739,984     278,710   $1,018,694
Capital expenditures                 $20        $---         $20           $36        $---          $36


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

Purchase price                                           $ 200,000
Minority interest                                          39.1455%
                                                         ---------
   Subtotal                                                 78,291
                                                         ---------

Increase in Motient ownership                                 13.4%
TerreStar net book value before purchase                       643
                                                         ---------
   Add: Motient interest in increased book value                86
                                                         ---------
Remaining value (a)                                      $  78,377
                                                         =========
(a) The remaining value was allocated as follows:
Value allocated to FCC license rights                    $  66,699
                                                         =========
Value allocated to Intellectual Property                 $  11,678

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

Pro Forma Financial Data

The following table sets forth our unaudited pro forma results of operations for the six months ended June 30, 2005 and 2004, reflecting our purchase of the TerreStar Networks Inc assets. The pro forma results are based on our historical financial statements and the historical financial statements of the operations of TerreStar. The unaudited pro forma statements of operations give effect to the transaction as if the transaction occurred on January 1, 2005 and 2004, respectively. The pro forma financial results are presented for informational purposes only and are not intended to be indicative of either future results of our operations or results that might have been achieved had the transactions actually occurred since the beginning of the fiscal periods.

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

6. Restatement

The Company has restated its condensed consolidated financial statements as of and for the three and six months ended June 30, 2005 to properly reflect the accounting for its proportionate share of the non-cash stock compensation expense recorded by MSV, including the effects of a restatement of the unaudited interim financial statements of MSV. As previously reported, for the three and six months ended June 30, 2005, MSV recognized $3.7 million and $4.3 million, respectively, of stock compensation expense. The Company previously reported its proportionate share of this amount in its Equity in the loss of Mobile Satellite Ventures on the condensed consolidated statements of operations. Subsequent to the issuance of the Company's condensed consolidated financial statements as of and for the three and six months ended June 30, 2005, the Compensation Committee of MSV's Board of Directors determined that a change in control of MSV, as defined in MSV's Unit Incentive Plan, had occurred during the three months ended March 31, 2005. This change in control triggered the immediate vesting of all of MSV's then outstanding unit options that were subject to accelerated vesting and recognition of an additional $3.8 million of deferred compensation expense associated with these options. As restated, for the three and six months ended June 30, 2005, MSV recognized $2.0 million and $6.4 million, respectively, of stock compensation expense. The accompanying condensed consolidated financial statements have been restated to reflect the Company's proportionate share of the restated net loss of MSV.

In addition, this amendment reflects the restatement of the Company's condensed consolidated financial statements as of and for the three and six months ended June 30, 2005 to properly reflect the accounting for its differential between cost and book value of equity method investments associated with the Company's February 9, 2005 transactions. On February 9, 2005, the Company exchanged shares of Motient common stock valued at $371 million for MSV LP units resulting in an additional interest in MSV of 10.24%. Under the guidance of APB 18, the Company failed to recognize the differential between the book and fair values of MSV's assets and amortize the excess over the life of the assets. As restated, for the three months and six months ended June 30, 2005, the Company has recognized amortization of $1.7 million and $2.6 million, respectively related to the excess of the cost of the February 9, 2005 investment over the fair value of the net assets acquired.

This amendment also reflects the restatement of the Company's condensed consolidated financial statements as of the six months ended June 30, 2005 to properly reflect the accounting for its issuance of warrants in connection with the February 9, 2005 transaction. The Company did not record the warrants at the time of the merger transaction, as it was uncertain as to whether any of the warrants would vest and therefore no value could be ascribed to the warrants. As the Company has filed a registration statement on February 14, 2005 for the shares sold to the entities, 70% of the warrants will never vest. The remainder vested in August 2005. As previously reported, the Company failed to recognize the vesting of these warrants during the six months ended June 30, 2005. As restated, for the six months ended June 30, 2005, the Company has recognized, using a Black-Scholes model, $8.3 million as the fair value of the vested warrants. The effect of recording the warrants is to increase the Company's Investment in MSV, thereby increasing the cost of the February 9, 2005 merger transaction, and to increase the Company's common stock purchase warrants.

The following is a summary of the significant effects of the restatements on the accompanying condensed consolidated balance sheets (in thousands):

                                                                                                    June 30,
                                                                                                      2005
                                                                                                      ----
Investment in Mobile Satellite Ventures, as previously reported                                    $ 503,708
Impact of restatement of the operating results of MSV                                                 (2,921)
Impact of restatement of the amortization of cost over book value of MSV intangibles                  (2,588)
Impact of restatement of issuance of common stock purchase warrants                                    8,347
                                                                                                   ---------
Investment in Mobile Satellite Ventures, as restated                                               $ 506,546
                                                                                                   =========

Common stock purchase warrants as previously reported                                              $  70,982
Impact of restatement of issuance of common stock purchase warrants                                    8,347
                                                                                                   ---------
Common stock purchase warrants as restated                                                         $  79,329
                                                                                                   =========

Accumulated deficit, as previously reported                                                        $(245,417)
Impact of restatement of the operating results of MSV                                                 (2,921)
Impact of restatement of the amortization of cost over book value of MSV intangibles                  (2,588)
                                                                                                   ---------
Accumulated deficit, as restated                                                                   $(250,926)
                                                                                                   =========

The following is a summary of the significant effects of the restatements on the accompanying condensed consolidated statements of operations (in thousands):

                                                     Three Months Ended              Six Months Ended
                                                        June 30, 2005                    June 30, 2005
                                                  As                               As
                                              Previously                       Previously
                                               Reported         As Restated     Reported        As Restated
                                               --------         -----------     --------        -----------
Equity in losses of Mobile Satellite
Ventures                                      $ (2,044)         $ (4,954)         $ (9,212)       $(14,721)
Net (loss)                                    $(17,379)         $(20,289)         $(45,919)       $(51,428)
Net (loss) available to Common Stockholders   $(22,868)         $(25,778)         $(51,408)       $(56,917)
Net (loss), basic and diluted                 $  (0.36)         $  (0.40)         $  (0.83)       $  (0.92)

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

Our Satellite Communications Business - TerreStar Networks Inc.

On May 11, 2005, we acquired approximately an additional 13.4% ownership in TerreStar Networks Inc. for a total 61% ownership interest in, and operating control over, TerreStar Networks Inc. Prior to that date, TerreStar was a subsidiary of MSV established to, among other things, develop a satellite communications system in the 2 GHz frequency band, often known as the "S-band". We acquired our ownership interest in TerreStar when, in conjunction of a spin-off of TerreStar to the owners of MSV, we purchased an additional $200 million of newly issued TerreStar common stock. In conjunction with this transaction, TerreStar also received a perpetual, royalty-free license to utilize MSV's patent portfolio, including those patents related to "ancillary terrestrial component", or ATC, which we anticipate will allow us to deploy a communications network that seamlessly integrates satellite and terrestrial communications, giving a user ubiquitous wireless coverage across North America. Approximately $78 million was allocated to intangible assets that include the rights to receive licenses in the 2 GHz band and other intangibles. The allocation is calculated as follows (in thousands):

Purchase price                                           $ 200,000
Minority interest                                          39.1455%
                                                         ---------
   Subtotal                                                 78,291
                                                         ---------

Increase in Motient ownership                                 13.4%
TerreStar net book value before purchase                       643
                                                         ---------
   Add: Motient interest in increased book value                86
                                                         ---------
Remaining value (a)                                      $  78,377
                                                         =========
(a) The remaining value was allocated as follows:
Value allocated to FCC license rights                    $  66,699
                                                         =========
Value allocated to Intellectual Property                 $  11,678

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

TerreStar Intangible Assets

TerreStar's FCC licenses and other intangible assets consist of the following:

                                                    June 30,
                                                     2005
                                                  (unaudited)

FCC 2 GHz licenses                                   66,864
Intellectual property                                11,707
                                                    -------
                                                     78,571
Less accumulated amortization                          (732)
                                                    -------
FCC licenses and other intangible assets, net       $77,839
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


Other Expenses & Income
                                                   Three Months       Three Months     Six Months       Six Months
                                                  Ended June 30,     Ended June 30,   Ended June 30,   Ended June 30,
Summary of Expenses                                    2005               2004            2005              2004
-------------------                                    ----               ----            ----             ----
(in thousands)
Interest Expense, net                                $ 2,115          $(1,273)         $ 2,115          $(3,039)
Write -off of deferred financing costs                    --           (8,052)              --           (8,052)
Other Income, net                                         --              191               80              199
Other Income from Aether                                  --              662               --            1,307
Equity in Losses of Mobile Satellite Ventures         (4,954)          (2,608)         (14,721)          (4,838)
Minority Interest in TerreStar                           404               --              404               --


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

     o We recorded equity in losses of MSV of $5.0 and $14.7 million for the three and six months ended June 30, 2005, as compared to $2.6 and $4.8 million for the same periods in 2004. The 2005 MSV losses are Motient's 38.6% and 48.8% of MSV's losses for the same period, and losses for 2004 are Motient's 46.5% of MSV's losses for the same period. For the three and six months ended June 30, 2005, MSV had revenues of $7.5 and $14.7 million, operating expenses of $14.9 and $34.5 million and net losses of $6.7 and $26.7 million, respectively.

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

For additional information regarding TerreStar, see Note 1. Organization and Business as well as Note 5 TerreStar Asset Purchase.

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

                              MOTIENT CORPORATION
                              (Registrant)



March 30, 2006                /s/Christopher W. Downie
                              ------------------------
                              Christopher W. Downie
                              Executive Vice President, Chief Operating Officer
                              and Treasurer (principal executive officer and
                              duly authorized officer to sign on behalf of the
                              registrant)

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