Form 10-Q/A
period 2005-09-30
MOTIENT CORP
filed 2006-03-30
CIK 913665

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------


                                Amendment No. 1
                                       to
                                   Form 10-Q


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

                              EXPLANATORY PARAGRAPH

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of Motient Corporation (the "Company"), filed with the Securities and Exchange Commission on March 30, 2006, is to amend and restate the Company's condensed consolidated financial statements and related notes as of and for the three and nine months ended September 30, 2005. This amendment and restatement includes changes to Part I, Items 1 and 2, and no other information included in the original Form 10-Q is amended hereby. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the original filing has been amended to contain currently dated certifications from our Executive Vice President, Chief Operating Officer and Treasurer (Principal Executive Officer) and Controller and Chief Accounting Officer (Principal Financial Officer), as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Principal Executive Officer and Principal Financial Officer are attached to this Form 10 Q/A as exhibits 31.1, 31.2, 32.1 and 32.2. Except for the aforementioned changes, this Form 10-Q/A does not modify or update any disclosure in the Company's Form 10-Q, including the nature and character of such disclosure to reflect events occurring after the initial filing date of the Company's Form 10-Q.

This amendment reflects the restatement of the Company's condensed consolidated financial statements as of and for the three and nine months ended September 30, 2005 to properly reflect the accounting for its proportionate share of the non-cash stock compensation expense recorded by Mobile Satellite Ventures LP ("MSV"), including the effects of a restatement of the unaudited interim financial statements of MSV. Subsequent to the issuance of the Company's condensed consolidated financial statements as of and for the three and six months ended June 30, 2005, the Compensation Committee of MSV's Board of Directors determined that a change in control of MSV, as defined in MSV's Unit Incentive Plan, had occurred during the three months ended March 31, 2005. This change in control triggered the immediate vesting of all of MSV's then outstanding unit options that were subject to accelerated vesting and recognition of an additional $3.8 million of deferred compensation expense associated with these options. For the three and nine months ended September 30, 2005, MSV recognized $1.6 million and $8.0 million, respectively of stock compensation expense. The accompanying condensed consolidated financial statements have been restated to reflect the Company's proportionate share of the net loss of MSV.

In addition, this amendment reflects the restatement of the Company's condensed consolidated financial statements as of and for the three and nine months ended September 30, 2005 to properly reflect the accounting for its differential between cost and book value of equity method investments associated with the Company's February 9, 2005 transactions. On February 9, 2005, the Company exchanged shares of Motient common stock valued at $371 million for MSV LP units resulting in an additional interest in MSV of 10.24%. Under the guidance of APB 18, the Company failed to recognize the differential between the book and fair values of MSV's assets and amortize the excess over the life of the assets. As restated, for the three months and nine months ended September 30, 2005, the Company has recognized amortization of $1.7 million and $4.3 million, respectively related to the excess of the cost of the February 9, 2005 investment over the fair value of the net assets acquired.

This amendment also reflects the restatement of the Company's condensed consolidated financial statements as of the nine months ended September 30, 2005 to properly reflect the accounting for its issuance of warrants in connection with the February 9, 2005 transaction. The Company did not record the warrants at the time of the merger transaction, as it was uncertain as to whether any of the warrants would vest and therefore no value could be ascribed to the warrants. As the Company has filed a registration statement on February 14, 2005 for the shares sold to the entities, 70% of the warrants will never vest. The remainder vested in August 2005. As previously reported, the Company failed to recognize the vesting of these warrants during the nine months ended September 30, 2005. As restated, for the nine months ended September 30, 2005, the Company has recognized, using a Black-Scholes model, $8.3 million as the fair value of the vested warrants. The effect of recording the warrants is to increase the Company's Investment in MSV, thereby increasing the cost of the February 9, 2005 merger transaction, and to increase the Company's common stock purchase warrants.

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

                               MOTIENT CORPORATION
                                    FORM 10-Q
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2005

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements - (Unaudited)

  Consolidated Statements of Operations for the Three and Nine Months Ended
  September 30, 2005 and 2004                                                  3

  Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004   4

  Consolidated Statements of Cash Flows for the Nine Months Ended September
  30, 2005 and 2004                                                            5

  Notes to Consolidated Financial Statements                                   6


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                30

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           51

Item 4.  Controls and Procedures                                              51


                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings                                                    54

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          54

Item 6.  Exhibits                                                             54

PART I- FINANCIAL INFORMATION
-----------------------------

                          Item 1. Financial Statements

                      Motient Corporation and Subsidiaries
                      Consolidated Statements of Operations
                      (in thousands, except per share data)

                                                                                 Three Months               Nine Months
                                                                                     Ended                     Ended
                                                                                   September  Three Months   September   Nine Months
                                                                                   30, 2005       Ended      30, 2005       Ended
                                                                                 (Restated-     September   (Restated-    September
                                                                                 See Note 7)    30, 2004    See Note 7)   30, 2004
                                                                                 -----------    --------    ----------    --------
                                                                                  (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)
REVENUES
   Services and related revenue                                                    $  3,032     $  7,329     $ 10,833     $ 27,446
   Sales of equipment                                                                   131        1,024          888        3,846
                                                                                   --------     --------     --------     --------

       Total revenues                                                              $  3,163     $  8,353     $ 11,721     $ 31,292
                                                                                   --------     --------     --------     --------

COSTS AND EXPENSES

Cost of services and operations (including stock-based compensation of $(452)
  and $70, respectively for the three months ended September 30, 2005 and
  September 30, 2004, and $551 and $2,028, respectively for the nine months ended September 30, 2005 and September 30, 2004,
  exclusive of depreciation and amortization below)                                   3,853        7,768       16,676       29,532
Cost of equipment sold (exclusive of depreciation and amortization below)               104          939          842        3,705
Sales and advertising (including stock-based compensation
  of $(12) and $(85), respectively for the three months ended September 30,
  2005 and September 30, 2004, and $79 and $804, respectively for the nine months ended September 30, 2005 and September 30, 2004, exclusive of
  depreciation and amortization below)                                                  220          166          749        2,058
General and administrative (including stock-based
   compensation of $1,760 and $102, respectively for the three months ended
   September 30, 2005 and September 30, 2004 of $11,963 and $1,131,
   respectively for the nine months ended September 30, 2005 and September 30,
   2004, and including expense from MSV, a related party, of $559 and $0, for the three months ended September 30, 2005 and September 30, 2004, respectively and $842 and $0 for the nine months ended September 30, 2005 and
   September 30, 2004, respectively, exclusive of depreciation
   and amortization below)                                                            7,565        2,026       26,601        6,902
Research and development (including expense to MSV, a
   related party, of $1,312 and $0 for the three months ended September 30, 2005 and September 30, 2004, respectively and $1,663 and $0 for the nine months
   ended September 30 2005 and September 30, 2004, respectively)                      1,325           --        1,676           --
Restructuring and impairment charges                                                     --           --        5,665        6,264
Depreciation and amortization                                                         4,055        3,686       12,783       12,071
(Gain)/Loss on asset disposal                                                           741           (2)         735           (2)
(Gain) on debt and capital lease retirement                                              --           --           --         (802)
                                                                                   --------     --------     --------     --------
       Total costs and expenses                                                      17,863       14,583       65,727       59,728
                                                                                   --------     --------     --------     --------

   Operating loss                                                                   (14,700)      (6,230)     (54,006)     (28,436)
                                                                                   --------     --------     --------     --------

   Interest income (expense), net                                                     2,755         (556)       4,870       (3,595)
   Write-off of deferred financing fees                                                  --           --           --       (8,052)
   Other income, net                                                                     --           66           80          265
   Other income from UPS                                                              1,112          ---        1,112          ---
   Other income from Aether                                                              --          650           --        1,957
   Equity in loss of Mobile Satellite Ventures                                       (3,954)      (3,779)     (18,675)      (8,617)
   Minority interests in losses of TerreStar                                          1,348           --        1,752           --
                                                                                   --------     --------     --------     --------

   Net (loss)                                                                       (13,439)      (9,849)     (64,867)     (46,478)
                                                                                   --------     --------     --------     --------

   Less:
   Dividends on Series A Cumulative Convertible Preferred Stock                      (5,916)          --      (10,791)          --
   Accretion of issuance costs associated with Series A
   Cumulative Convertible Preferred Stock                                              (763)          --       (1,377)          --
                                                                                   --------     --------     --------     --------

   Net (loss) available to Common Stockholders                                     $(20,118)    $ (9,849)    $(77,035)    $(46,478)
                                                                                   ========     ========     ========     ========

Basic and Diluted (Loss) Per Share of Common Stock:                                $  (0.32)    $  (0.29)    $  (1.24)    $  (1.59)

Weighted-Average Common Shares Outstanding - basic and diluted                       62,464       33,418       61,946       29,323
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

                      Motient Corporation and Subsidiaries
                           Consolidated Balance Sheets
                 (in thousands, except share and per share data)


                                                                            September 30, 2005
                                                                               (Restated -
                                                                                See Note 7)      December 31, 2004
                                                                            ------------------   -----------------
                                                                               (Unaudited)          (Audited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                  $   240,194           $  16,945
   Restricted cash and short-term investments                                      42,225                 ---
   Restricted cash for Series A Cumulative Convertible Preferred Stock             21,446                 ---
   Accounts receivable-trade, net of allowance for doubtful accounts of
     $80 at September 30, 2005 and $256 at December 31, 2004                          812               1,917
   Inventory                                                                            2                  75
   Due from Mobile Satellite Ventures, net                                            ---                   5
   Deferred equipment costs                                                           117                 874
   Issuance costs associated with Series A Cumulative
   Convertible Preferred Stock                                                      3,145                 ---
   Assets held for sale                                                               261                 261
   Other current assets                                                             1,887               1,348
                                                                              -----------           ---------
      Total current assets                                                        310,089              21,425
                                                                              -----------           ---------

RESTRICTED INVESTMENTS                                                                 76                  76
PROPERTY AND EQUIPMENT, net                                                        16,162              17,261
INTANGIBLE ASSETS, net                                                            136,777              67,649
INVESTMENT IN MSV                                                                 502,592             141,635
RESTRICTED CASH FOR SERIES A CUMULATIVE CONVERTIBLE
PREFERRED STOCK                                                                    21,446                 ---
ISSUANCE COSTS ASSOCIATED WITH SERIES A CUMULATIVE
CONVERTIBLE PREFERRED STOCK                                                        12,961                 ---
DEFERRED CHARGES AND OTHER ASSETS                                                      23                  34
                                                                              -----------           ---------
      Total assets                                                            $ 1,000,126           $ 248,080
                                                                              ===========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses (including amounts due to MSV, a related party, of $1,541 and $0 at September 30, 2005 and December
   31, 2004, respectively)                                                    $     8,131           $   6,327
   Deferred equipment revenue                                                         140                 933
   Deferred revenue and other current liabilities                                     982               5,414
   Series A Cumulative Convertible Preferred Stock dividends                       10,791                 ---
                                                                              -----------           ---------
      Total current liabilities                                                    20,044              12,674
                                                                              -----------           ---------

LONG-TERM LIABILITIES
   Other long-term liabilities                                                        484                 675
                                                                              -----------           ---------
      Total long-term liabilities                                                     484                 675
                                                                              -----------           ---------
      Total liabilities                                                            20,528              13,349
                                                                              -----------           ---------

COMMITMENTS AND CONTINGENCIES                                                         ---                 ---

MINORITY INTEREST                                                                  76,287                 ---

SERIES A CUMULATIVE CONVERTIBLE PREFERRED STOCK
($0.01 par value; 5,000,000 shares authorized at September 30, 2005 and
December 31, 2004, 408,500 and 0 shares issued and outstanding at
September 30, 2005 and December 31, 2004, respectively)                           408,500                 ---

STOCKHOLDERS' EQUITY:
 Common Stock; voting, par value $0.01; 200,000,000 and 100,000,000 shares authorized and 65,431,404 and 51,544,596 shares issued and outstanding at September 30, 2005 and at December 31, 2004,
   respectively                                                                       654                 516
 Additional paid-in capital                                                       743,878             399,635
 Less: 2,906,989 common shares held in treasury stock                             (56,916)                ---
 Common stock purchase warrants                                                    78,239              28,589
 Accumulated deficit                                                             (271,044)           (194,009)
                                                                              -----------           ---------
STOCKHOLDERS' EQUITY                                                              494,811             234,731
                                                                              -----------           ---------
      Total liabilities and stockholders' equity                              $ 1,000,126           $ 248,080
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

                      Motient Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)


                                                                                Nine Months
                                                                                   Ended
                                                                                 September      Nine Months
                                                                                 30, 2005          Ended
                                                                               (Restated -       September
                                                                                See Note 7)      30, 2004
                                                                               -----------       --------
                                                                                (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                                                      $ (64,867)     $ (46,478)
Adjustments to reconcile net (loss) to net cash (used in)
operating activities:
   Depreciation and amortization                                                   12,783         12,071
   Equity in loss of MSV                                                           18,675          8,617
   Minority interests in losses of TerreStar                                       (1,752)            --
   Restructuring and impairment charges, asset and intangible disposals             3,580          2,798
   (Gain)/loss on disposal of assets                                                  735             --
   (Gain) on debt restructuring                                                        --           (802)
   Write-off of deferred financing fees                                                --          8,052
   Non cash amortization of deferred financing costs                                   --          2,026
   Non cash stock compensation                                                     12,793          3,990
   Changes in assets and liabilities, net of acquisitions and dispositions:
    Inventory                                                                          73            144
    Accounts receivable -- trade                                                    1,105          1,728
    Other current assets                                                             (522)         6,867
    Accounts payable and accrued expenses (including $1,727 and $0 in payments made to MSV, a related party, for the periods ended September 30, 2005 and
    September 30, 2004, respectively.)                                                202         (3,449)
    Accrued interest                                                                   --         (3,080)
    Deferred revenue and other deferred items                                      (4,659)        (7,062)
                                                                                ---------      ---------
   Net cash (used in) operating activities                                        (21,854)       (14,578)
                                                                                ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from MSV note                                                            --          2,000
     Proceeds from sale of property and equipment                                      26              2
     Proceeds (purchase) of restricted investments                                (85,117)         1,544
     Cash acquired in TerreStar asset purchase                                      6,165             --
     Additions to property and equipment, net                                      (3,244)        (1,101)
                                                                                ---------      ---------
     Net cash (used in) provided by investing activities                          (82,170)         2,445
                                                                                ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments under capital leases                                           --         (2,419)
     Principal payments under vendor financing                                         --         (2,582)
     Repayment from term credit facility                                               --         (6,785)
     Proceeds from term credit facility                                                --          1,500
     Proceeds from issuance of stock                                                  679         55,480
     Proceeds from issuance of employee stock options                               1,241          1,235
     Proceeds from issuance of Series A Cumulative
     Convertible Preferred Stock                                                  408,500             --
     Issuance costs associated with Series A Cumulative
     Convertible Preferred Stock                                                  (17,483)            --
     Stock issuance costs and other charges                                            (9)        (1,422)
     Repayment of notes payable                                                    (8,739)       (19,750)
     Purchase of treasury stock                                                   (56,916)            --
                                                                                ---------      ---------
Net cash provided by financing activities                                         327,273         25,257
                                                                                ---------      ---------
Net increase in cash and cash equivalents                                         223,249         13,124
                                                                                ---------      ---------
CASH AND CASH EQUIVALENTS, beginning of period                                     16,945          3,618
                                                                                ---------      ---------
CASH AND CASH EQUIVALENTS, end of period                                        $ 240,194      $  16,742
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


For the three and nine months ended September 30, 2005, MSV had revenues of $7.9 and $22.6 million, operating expenses of $27.0 and $61.5 million and net losses of $6.7 and $33.4 million, respectively. To the extent that MSV will need future cash to support its operations, Motient is under no contractual obligation to provide it, and the value of our investment in MSV could be negatively impacted if MSV cannot meet any such funding requirements.



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

                                                            Three Months       Three Months       Nine Months        Nine Months
                                                               Ended              Ended              Ended              Ended
                                                            September 30,      September 30,      September 30,      September 30,
                                                                2005               2004               2005               2004
                                                                ----               ----               ----               ----
Net loss available to common stockholders, as
reported                                                     $(20,118)          $ (9,849)          $(77,035)          $(46,478)
(Deduct)/Add: Stock-based employee compensation
   expense included in net loss, net of related tax
   effects                                                      1,296                 87             12,593              3,963
(Deduct)/Add: Total stock-based employee
   compensation (expense) income determined under
   fair value based method for all awards, net of
   tax related effects                                         (1,536)            (1,790)           (14,705)            (2,218)
                                                             --------           --------           --------           --------
Pro forma net loss                                           $(20,358)          $(11,552)          $(79,147)          $(44,733)
Weighted average common shares outstanding                     62,464             33,418             61,946             29,323
Loss per share:
   Basic and diluted---as reported                           $  (0.32)          $  (0.29)          $  (1.24)          $  (1.59)
   Basic and diluted---pro-forma                             $  (0.33)          $  (0.35)          $  (1.28)          $  (1.53)


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

The Company does not measure ultimate profit and loss or track its assets by these market categories. TerreStar does not currently generate any revenues and we do not anticipate that it will do so until 2008. Additional financial information concerning the Company's reportable segments is shown in the following table (in thousands):


                                              Three Months Ended                     Nine Months Ended
                                               September 30, 2005                    September 30, 2005
                                          Motient   TerreStar    Total         Motient    TerreStar      Total
                                          -------   ---------    -----         -------    ---------      -----
Operating (loss)                         $(8,889)   $(5,811)   $(14,700)      $(47,099)   $ (6,907)  $   (54,006)
Depreciation expense                     $ 1,518    $   ---    $  1,518       $  6,921    $   ---    $     6,921
Amortization expense                     $ 1,227    $ 1,310    $  2,537       $  3,819    $  2,043   $     5,862
Identifiable assets                          N/a        N/a         N/a       $724,104    $276,022   $ 1,000,126
Capital expenditures                     $    71    $ 3,137    $  3,208       $    107    $  3,137   $     3,244


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

7. Restatement

The Company has restated its condensed consolidated financial statements as of and for the three and nine months ended September 30, 2005 to properly reflect the accounting for its proportionate share of the non-cash stock compensation expense recorded by MSV, including the effects of a restatement of the unaudited interim financial statements of MSV. Subsequent to the issuance of the Company's condensed consolidated financial statements as of and for the three and six months ended June 30, 2005, the Compensation Committee of MSV's Board of Directors determined that a change in control of MSV, as defined in MSV's Unit Incentive Plan, had occurred during the three months ended March 31, 2005. This change in control triggered the immediate vesting of all of MSV's then outstanding unit options that were subject to accelerated vesting and recognition of an additional $3.8 million of deferred compensation expense associated with these options. For the three and nine months ended September 30, 2005, MSV recognized $1.6 million and $8.0 million, respectively of stock compensation expense. The accompanying condensed consolidated financial statements have been restated to reflect the Company's proportionate share of the net loss of MSV.

In addition, this amendment reflects the restatement of the Company's condensed consolidated financial statements as of and for the three and nine months ended September 30, 2005 to properly reflect the accounting for its differential between cost and book value of equity method investments associated with the Company's February 9, 2005 transactions. On February 9, 2005, the Company exchanged shares of Motient common stock valued at $371 million for MSV LP units resulting in an additional interest in MSV of 10.24%. Under the guidance of APB 18, the Company failed to recognize the differential between the book and fair values of MSV's assets and amortize the excess over the life of the assets. As restated, for the three months and nine months ended September 30, 2005, the Company has recognized amortization of $1.7 million and $4.3 million, respectively related to the excess of the cost of the February 9, 2005 investment over the fair value of the net assets acquired.

This amendment also reflects the restatement of the Company's condensed consolidated financial statements as of the nine months ended September 30, 2005 to properly reflect the accounting for its issuance of warrants in connection with the February 9, 2005 transaction. The Company did not record the warrants at the time of the merger transaction, as it was uncertain as to whether any of the warrants would vest and therefore no value could be ascribed to the warrants. As the Company has filed a registration statement on February 14, 2005 for the shares sold to the entities, 70% of the warrants will never vest. The remainder vested in August 2005. As previously reported, the Company failed to recognize the vesting of these warrants during the nine months ended September 30, 2005. As restated, for the nine months ended September 30, 2005, the Company has recognized, using a Black-Scholes model, $8.3 million as the fair value of the vested warrants. The effect of recording the warrants is to increase the Company's Investment in MSV, thereby increasing the cost of the February 9, 2005 merger transaction, and to increase the Company's common stock purchase warrants.

The following is a summary of the significant effects of the restatements on the accompanying condensed consolidated balance sheets (in thousands):

                                                                                                September
                                                                                                 30, 2005
                                                                                                 --------
Investment in Mobile Satellite Ventures, as previously reported                                 $ 501,400
Impact of restatement of the operating results of MSV                                              (2,878)
Impact of restatement of the amortization of cost over book value of MSV intangibles               (4,277)
Impact of restatement of issuance of common stock purchase warrants                                 8,347
                                                                                                ---------
Investment in Mobile Satellite Ventures, as restated                                            $ 502,592
                                                                                                =========

Common stock purchase warrants as previously reported                                           $  69,892
Impact of restatement of issuance of common stock purchase warrants                                 8,347
                                                                                                ---------
Common stock purchase warrants as restated                                                      $  78,239
                                                                                                =========

Accumulated deficit, as previously reported                                                     $(263,889)
Impact of restatement of the operating results of MSV                                              (2,878)
Impact of restatement of the amortization of cost over book value of MSV intangibles               (4,277)
                                                                                                ---------
Accumulated deficit, as restated                                                                $(271,044)
                                                                                                =========


The following is a summary of the significant effects of the restatements on the accompanying condensed consolidated statements of operations (in thousands):


                                                 Three Months Ended               Nine Months Ended
                                                 September 30, 2005                 September 30, 2005
                                                   As                              As
                                               Previously           As         Previously           As
                                               Reported          Restated       Reported         Restated
                                               --------          --------       --------         --------
Equity in losses of Mobile Satellite
Ventures                                       $ (2,308)         $ (3,954)         $(11,520)     $(18,675)
Net (loss)                                     $(11,793)         $(13,439)         $(57,712)     $(64,867)
Net (loss) available to Common Stockholders    $(18,472)         $(20,118)         $(69,880)     $(77,035)
Net (loss), basic and diluted                  $  (0.30)         $  (0.32)         $  (1.13)     $  (1.24)

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

Other Expenses & Income


                                                    Three Months     Three Months    Nine Months    Nine Months
                                                        Ended            Ended          Ended          Ended
                                                    September 30,    September 30   September 30   September 30,
Summary of Expenses                                     2005             2004           2005           2004
-------------------                                     ----             ----           ----           ----
(in thousands)
Interest Income (Expense), net                       $  2,755         $   (556)      $  4,870       $ (3,595)
Write-off of deferred financing costs                      --               --             --         (8,052)
Other Income, net                                          --               66             80            265
Other Income from UPS                                   1,112               --          1,112             --
Other Income from Aether                                   --              650             --          1,957
Equity in Losses of Mobile Satellite Ventures          (3,954)          (3,779)       (18,675)        (8,617)
Minority Interest in TerreStar                          1,348               --          1,752             --


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


o We recorded equity in losses of MSV of $4.0 and $18.7 million for the three and nine months ended September 30, 2005, as compared to $3.8 and $8.6 million for the same periods in 2004. The 2005 MSV losses are Motient's 38.6% and 48.8% of MSV's losses for the same period, and losses for 2004 are Motient's 46.5% of MSV's losses for the same period. For the three and nine months ended September 30, 2005, MSV had revenues of $7.9 and $22.6 million, operating expenses of $27.0 and $61.5 million and net losses of $6.7 and $33.4 million, respectively.


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