Form 10-K
period 2005-12-31
MOTIENT CORP
filed 2006-03-30
CIK 913665

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2005

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________
                          Commission file number: 000-

                               MOTIENT CORPORATION
             (Exact name of registrant as specified in its charter)

                   Delaware                                  93-0976127
        (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                  Identification No.)

    300 Knightsbridge Parkway, Lincolnshire, IL                60069
     (Address of principal executive offices)                (Zip Code)

                                 (847) 478-4200
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [X] Yes [_] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. [_] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer [X] Accelerated filer [_] Non-accelerated filer [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [_] Yes [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of its common stock on the last day of registrant's most recently completed second fiscal quarter, June 30, 2005, as reported on The Nasdaq Stock Market, was approximately $934,507,769 (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the Registrant's Common Stock).

As of March 15, 2006, the Registrant had 63,182,849 outstanding shares of Common Stock.

     Portions of the registrant's definitive Proxy Statement to be delivered to stockholders in connection with its Annual Meeting of Stockholders are incorporated by reference into Part III.

                                TABLE OF CONTENTS
                                -----------------

                                                                                                           Page
                                     PART I


Cautionary Note Regarding Forward-Looking Statements
Item 1.     Business .......................................................................................4
Item 1A.    Risk Factors ...................................................................................17
Item 1B.    Unresolved Staff Comments ......................................................................25
Item 2.     Properties .....................................................................................25
Item 3.     Legal Proceedings ..............................................................................26
Item 4.     Submission of Matters to a Vote of Security Holders ............................................28

                                     PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters ..........................28
Item 6.     Selected Financial Data ........................................................................32
Item 7.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations ..........................................................................35
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk .....................................74
Item 8.     Financial Statements and Supplementary Data ....................................................74
Item 9.     Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure ...........................................................................75
Item 9A.    Controls and Procedures ........................................................................75
Item 9B.    Other Information ..............................................................................75

                                    PART III

Item 10.    Directors and Executive Officers of Motient ....................................................79
Item 11.    Executive Compensation .........................................................................79
Item 12.    Security Ownership of Certain Beneficial Owners and Management and .............................79
            Related Stockholder Matters ....................................................................79
Item 13.    Certain Relationships and Related Transactions .................................................79
Item 14.    Principal Accountant Fees and Services .........................................................79

                                     PART IV

Item 15.    Exhibits and Financial Statement Schedules .....................................................79

Financial Statements of Motient ............................................................................F-1

Financial Statements of MSV ................................................................................M-1

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS



This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements regarding our expected financial position and operating results, our business strategy and our financing plans are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may", "will", "anticipate", "estimate", "expect", "project", or "intend". These forward-looking statements reflect our plans, expectations and beliefs and accordingly, are subject to certain risks and uncertainties. We cannot guarantee that any of such forward-looking statements will be realized.

Statements regarding factors that may cause actual results to differ materially from those contemplated by such forward-looking statements, or cautionary statements, include, among others, those under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview and Introduction" and "Risk Factors", and elsewhere in this report, including in conjunction with the forward-looking statements included in this report. All of our subsequent written and oral forward-looking statements (or statements that may be attributed to us) are expressly qualified in their entirety by the cautionary statements referred to above and contained elsewhere in this report. You should carefully review the risk factors described in our other filings with the SEC from time to time, including our registration statements and quarterly reports on Form 10-Q which will be filed in the future, as well as our other reports and filings with the SEC.

Our forward-looking statements are based on information available to us today, and we do not undertake any obligation to update these statements. Our actual results may differ significantly from the results discussed.

                                     PART I
                                     ------


Item 1. Business.
-----------------

Overview

Our Business Segments

Motient owns, operates and develops two-way wireless communications businesses. We are currently developing a satellite communications service via our majority ownership of TerreStar Networks Inc., a development stage company in the process of building its first satellite. TerreStar was formerly a subsidiary of another satellite communications company, called Mobile Satellite Ventures LP, or MSV, as it is commonly known. We own 49% of MSV, but do not have operating control of its business. We also provide our customers with two-way wireless data communication services via convenient and cost-effective access to wireless data networks, such as the Sprint and Cingular networks, and our own DataTac network.

Our Satellite Communications Business - TerreStar Networks Inc.

In February 2002, MSV established TerreStar Networks Inc., as a wholly owned subsidiary of MSV, to develop business opportunities related to the proposed receipt of certain licenses to operate a satellite communications system in the 2 GHz band, also known as the "S-band". The Federal Communications Commission, or FCC, increased TerreStar's allocation to its present 20 MHz of S-band spectrum from its previous allocation of 8 MHz of such spectrum in the fourth quarter of 2005.

On May 11, 2005, TerreStar was spun-off by MSV to its limited partners and, in connection with that spin-off, Motient acquired ownership of approximately 49% of the issued and outstanding shares of capital stock of TerreStar. On the same day, Motient Ventures Holding Inc., or MVH, a wholly owned subsidiary of Motient Corporation, purchased 8,190,008 shares of newly issued common stock of TerreStar from TerreStar for $200 million pursuant to a Purchase Agreement by and between MVH and TerreStar. The stock purchase increased Motient's ownership to its current 61% of TerreStar's issued and outstanding common stock. Motient's ownership is subject to the terms of a stockholder's agreement with the minority stockholders of TerreStar.

We anticipate that TerreStar will allow us to provide Mobile Satellite Service, or MSS, in the S-band in conjunction with ancillary terrestrial component, or ATC, which would allow us to integrate satellite based two-way communications services with land-based two-way communications services. The mobile devices utilizing this service could be used for a myriad of communications applications, including potentially voice, data and video services. ATC can enhance satellite availability, efficiency and economic viability by terrestrially reusing at least some of the frequencies that are allocated to the satellite systems. Without ATC, it may be challenging for mobile satellite systems to reliably serve densely populated areas, because the satellite's signal may be blocked by high rise structures and may not penetrate into buildings. As a result, the satellite spectrum may be underutilized or unused in such areas. The use of ATC retransmission can reduce or eliminate this problem.

ATC could, for instance, eventually allow a user to utilize a mobile phone which would communicate with a traditional land-based wireless network when in range of that network, but communicate with a satellite when not in range of such a land-based network. Ideally, ATC would allow for a user to have a communications device that would provide ubiquitous service across the United States and Canada. TerreStar's ability to effectively use ATC depends on its continued ability to license certain intellectual property from MSV, including patents covering ATC operations. TerreStar has a perpetual, royalty free license to such technology pursuant to its agreement with MSV.

During 2002, TerreStar entered into a contract with Space Systems/Loral, Inc. to purchase a satellite system, including certain ground infrastructure for use with the 2 GHz band. At the end of 2005, TerreStar entered into a letter of intent to execute, and in 2006, TerreStar executed, a contract with Hughes Networks Systems, LLC. for additional ground-based components of the system. The communications system being developed by TerreStar will ultimately include a main satellite, a spare satellite, ground-switching infrastructure, launch costs and insurance, among other things. The cost of the satellite system alone could exceed $550 million. In order to finance future payments, TerreStar will be required to obtain additional debt or equity financing, or may enter into various joint ventures to share the cost of development. There can be no assurance that such financing or joint venture opportunities will be available to TerreStar or available on terms acceptable to TerreStar, and Motient is under no obligation to provide such financing. The value of our investment in TerreStar could be negatively impacted if TerreStar cannot meet any such funding requirements.

Our website is www.motient.com, and TerreStar's website is www.terrestar.com. This annual report on Form 10-K does not incorporate by reference any of the information on these websites, and we provide these website addresses merely for the information of the reader. Motient is headquartered in Lincolnshire, IL and TerreStar is headquartered in Reston, VA.

Our Terrestrial Wireless Business - Motient Communications Inc.

We are a nationwide provider of two-way, wireless mobile data services and wireless internet services. Owning and operating a wireless radio data network that provides wireless mobile data service to customers across the United States, we primarily generate revenue from the sale of airtime on our network and from the sale of communications devices, which are manufactured by other companies. Our customers use our network and our wireless applications for wireless email messaging and wireless data communications services. This enables businesses, mobile workers and consumers to wirelessly transfer electronic information and messages and to wirelessly access corporate databases and the Internet. Our network is designed to offer a broad array of wireless data services, such as:

     o two-way mobile Internet services, including our own eLink SM wireless email service and our BlackBerry (TM) by Motient wireless email service, each providing personal consumers and corporate customers with wireless access to a broad range of email and information services;

     o wireless data systems used by companies involved in data transmission and processing, used to connect remote equipment, such as wireless point-of-sale terminals, with a central monitoring facility; and

     o mobile data and mobile management systems used by transportation and other companies to wirelessly coordinate remote, mobile assets and personnel.

Our subscriber's wireless devices, which may be mobile or stationary, receive and transmit wireless data messages to and from terrestrial base stations via radio frequencies. Terrestrial messages are then routed to their destination via data switches that Motient owns, which connect to the public data network. Motient's network is a wireless packet-switched network based on technologies developed prior to newer networks built around CDMA or GSM technologies, and, unlike those networks, cannot accommodate wireless telephony.

In December 2004, we launched a new set of products and services designed to provide these integrated wireless data solutions to our customers called iMotient Solutions. iMotient allows Motient's customers to use multiple networks, including our own DataTac network, plus the networks of Cingular
(GPRS) and Sprint (1XRTT), via a single connection to Motient's back-office systems, providing a single alternative for application and software development, device management and billing across these multiple networks. Once connected to iMotient, customers receive our proprietary applications and services that reduce airtime usage, improve performance and reduce costs.

As of December 31, 2005 and 2004, there were approximately 97,000 and 132,000 user devices registered and 53,000 and 77,000 user devices with active usage on Motient's network, respectively. Of these devices, there were approximately 4,700 user devices registered and 4,400 user devices active on our iMotient Solutions platform that are not using our DataTac network. Registered devices represent devices that our customers and resellers have registered for use on our network. These devices may be kept in inventory by our customers for future use, in which case they are not generally revenue producing. We count a device as active when it is removed from inventory by the customer and transmits data traffic.

Mobile Satellite Ventures LP

MSV's Business

MSV is a provider of mobile satellite-based communications services. MSV currently uses two satellites to provide service, which allow customers access to satellite-based wireless data, voice, fax and dispatch radio services almost anywhere in North and Central America and in various coastal waters.

MSV, together with Mobile Satellite Ventures (Canada) Inc., licensed by Industry Canada, is licensed to operate in the L-Band spectrum which it has coordinated for use. MSV currently has coordinated approximately 30 MHz of L-band spectrum for use throughout the United States and Canada. The L-band spectrum is positioned within the range of frequencies used by terrestrial wireless providers in the United States and Canada. Like TerreStar, MSV is also developing an ATC- based next-generation integrated wireless network. MSV is headquartered in Reston, VA, with an office in Ottawa, ON, Canada.

MSV is structured as a limited partnership, of which Motient is one of the limited partners. Motient holds a proportionate ownership interest in the corporate general partner. Motient has certain rights to appoint directors to the sole general partner of the limited partnership, but does not have any direct or indirect operating control over MSV.

Until November 26, 2001, the entity that would become MSV was a majority owned subsidiary of Motient. On that date, Motient sold the assets comprising its satellite communications business as part of a transaction in which certain other parties joined MSV, including TMI Communications and Company Limited Partnership, a Canadian satellite services provider. In this transaction, TMI also contributed its satellite communications business assets to MSV. At the conclusion of this transaction and several minor secondary financings, Motient's ownership interest in MSV was 29.5% (assuming conversion of all outstanding convertible notes). In a subsequent financing on November 12, 2004, Motient acquired additional interests in MSV in exchange for cash and the conversion and cancellation of all outstanding notes issued to Motient by MSV (including all accrued interest thereon), and as a result increased its ownership to 38.6%. In February 2005, Motient acquired additional interests from several other MSV equityholders, increasing its direct and indirect ownership to 49%. Motient cannot increase its ownership of MSV any further without the consent of a supermajority of the MSV equityholders.

To the extent that MSV will need future cash to support its operations, Motient is under no contractual obligation to provide it, and the value of our investment in MSV could be negatively impacted if MSV cannot meet any such funding requirements.

Motient's Business Strategy

Motient's objective is to (i) via TerreStar (and indirectly through MSV), design and develop a next-generation communications system involving a hybrid satellite/terrestrial wireless network in North America, and (ii) via Motient Communications, use its enterprise wireless data experience to continue to penetrate the large markets for mobile data communications services and solutions and wireless telemetry applications while keeping costs under control. To meet these objectives, we intend to do the following:

TerreStar Networks and MSV

Design And Develop A Next-Generation Communications System - A Hybrid Satellite/Terrestrial Wireless Network Over The United States and Canada. TerreStar and MSV are each separately designing and developing next generation hybrid wireless networks that will use powerful satellites working in unison with patented ancillary terrestrial component (ATC) technology to deliver seamless wireless services to end-users in the United States and Canada over standard wireless devices. TerreStar holds a perpetual, royalty-free license to utilize MSV's patent portfolio, including those patents related to ATC, pursuant to an agreement with MSV. With the right to receive 20 MHz of S-band spectrum, TerreStar will be able to deploy terrestrial two-way radio network technology in thousands of locations across the United States and Canada, allowing subscribers to integrate satellite-based communications services with more traditional land-based wireless communications services. With access to approximately 30 MHz of L-Band spectrum, MSV will be able to design and operate a similar system. TerreStar is currently in the process of building its first satellite pursuant to a construction contract with Space Systems/Loral, Inc. This satellite is scheduled to be completed in November 2007, with commercial operations to commence in 2008. MSV has entered into a contract with Boeing to build and launch three satellites, beginning in 2009.

Work With MSV To Develop And Protect Intellectual Property And Patents Underlying Its Communications System Capabilities. MSV has established a series of wide-ranging patents, covering systems and methods for coordinating space-based and terrestrial use of satellite frequencies for a satellite/terrestrial hybrid network, and TerreStar has a perpetual, royalty-free, license to this intellectual property, pursuant to its agreement with MSV. MSV's intellectual property portfolio has been developed over 15 years and includes over 100 filed patent applications representing over 4,000 claims directed to the space segment, the terrestrial segment and the wireless terminals of an ATC network. We believe this portfolio exceeds any other potential ATC patent portfolio both in breadth and in depth.

Motient Communications

Focus Growth Efforts On iMotient Solutions Service Platform. As part of the iMotient Solutions platform, we are a reseller of airtime on the Cingular and Sprint wireless networks. These reseller agreements allow us to sell and promote applications and solutions to enterprise accounts on networks with greater capacity than our own, while still maintaining a direct relationship with the customer, since "back office" functions like customer support, application design and implementation and billing, among other support services, are handled by Motient. This network-independent sales channel allows us to leverage our reputation as a creative and agile provider of wireless services; without the large fixed costs of a traditional wireless network.

Leverage Motient's Expertise In Selling And Provisioning Complete Wireless Data Solutions For Business Customers. A key strategic asset of Motient is its experienced sales, customer care and technical support team. This team is qualified to sell complete wireless data solutions, rather than simply devices and network airtime, that may include network services that utilize more than Motient's terrestrial network offerings, such as customer support and business services.

Take Advantage Of Motient's Professional Service And Back-Office Capabilities To Potentially Generate New Revenue Opportunities. Motient has deployed comprehensive and customized wireless data communications solutions for businesses for over a decade. These wireless data communications solutions have often required specialized billing, data switching requirements and inventory and reporting requirements, among other customized back-office capabilities. With our new iMotient Solutions platform, these professional services and back-office capabilities can be customized to satisfy existing and new customers on Motient's network or alternative networks. Motient believes that these professional services and back-office capabilities can be positioned as network or carrier agnostic and thus provide customers potentially expansive network capabilities and service at the lowest cost.

Motient's Wireless Service Offerings

iMotient Solutions

Motient has reseller agreements with Sprint and Cingular that allow us to sell and promote wireless data applications and solutions to customers using networks that are more modern, and therefore have greater capacity, than our own DataTac network, while still maintaining a direct relationship with the customer, since "back office" functions like customer support, application design and implementation and billing, among other things, are handled by Motient. The iMotient Solutions set of products and services provide a one-source alternative for software and application development, device management and billing across multiple networks. Once connected to iMotient, customers receive our proprietary applications and services that reduce airtime usage, improve performance and reduce costs. iMotient customers may use our products in multiple applications, including field service, transportation and telemetry applications.

Wireless Internet

Motient offers a variety of wireless email solutions for its DataTac network (though not iMotient), including its own eLink wireless e-mail applications, as well as Research In Motion's, or RIM's, BlackBerry(TM) wireless solution for use on its own network. RIM has discontinued production of handheld units that are compatible with our network. Accordingly, we do not anticipate significant future sales of these wireless internet devices, applications and services. In addition, we expect this revenue segment to decline in the future as customers migrate to alternative networks that are compatible with newer and more functional handheld devices, combining voice and data functionality.

Field Service Applications

In the field service market, customers use our wireless network, wireless applications, professional support services and back-office capabilities to enable their mobile field service technicians to stay connected. For these and other field service customers, Motient also provides critical professional support service and back-office functionality tailored to our customers' respective communications requirements, such as specialized billing, data switching, inventory tracking, customer support and reporting.

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

Telemetry

Telemetry involves the transmission of generally small amounts of data from a remote device to a master collection or monitoring point. The data may be stored in a mobile device and then transmitted when necessary or cost-effective. Motient has signed agreements with a variety of resellers, device manufacturers and software vendors in this market. We have also signed agreements with several application service providers to develop and offer a variety of customer-driven telemetry applications. Applications include HVAC system monitoring, wireless point-of-sale systems, energy monitoring, vending and office machine automation and security/alarm monitoring. We believe that our access to expansive wireless networks and telemetry experience will allow us to provide cost-effective and comprehensive solutions for these communication requirements.

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

Motient's Customers

As of December 31, 2005, there were approximately 97,000 user devices registered on Motient's networks, with 74,000 in a billable status and 53,000 with active usage. Of these devices, there were approximately 4,700 user devices registered and 4,400 user devices active on our iMotient Solutions platform that are not using our DataTac network. Motient's customer base consists of large corporations in the following market categories:

                                                                  Percentage of
         Market Categories                                        Billable Units
         -----------------                                        --------------

Transportation and package delivery                                      51%
Telemetry and point of sale                                              23
Wireless internet or email                                               17
iMotient                                                                  7
Field service                                                             2
                                                                        ----
Total                                                                   100%
                                                                        ====


For the year ended December 31, 2005, one customer, SkyTel, accounted for approximately 21% of Motient's service revenue, no other single customer accounted for more than 10% of our service revenue. The loss of one or more of these customers, or any event, occurrence or development which adversely affects Motient's relationship with one or more of these customers, could harm Motient's business. The contracts with these customers are generally multi-year contracts, and the services provided pursuant to such contracts are generally customized applications developed to work solely on Motient's network.

Strategic Alliances With Application, Integration And Distribution Partners

To penetrate new wireless data markets, which Motient believes have significant growth potential, we have signed contracts for a variety of strategic alliances with multiple partners in our various market segments. Motient intends to use the marketing and distribution resources and large existing customer bases of these partners to address significantly more potential customers than Motient would be able to address on its own. Motient is continuing to seek additional strategic distribution channels to help us move forward with our plan to more fully penetrate our existing markets and access potential new markets on an incremental basis. Motient has formed partnerships with Comstar Interactive, Enfora, MultiTech Systems, Digi International and Webtech Wireless, among others, for the sale of its services on its networks.

Direct Sales And Technical Force

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

Motient's DataTac Network

Motient's two-way wireless radio data network provides a wide range of mobile data services. Users access it through subscriber units that may be portable, mobile or stationary devices. Subscriber units receive and transmit wireless data messages to and from terrestrial radio transmitters/receivers, known as base stations, which are located on various leased antenna sites across the United States. Terrestrial messages are then routed to their destination via leased communications circuits and data switches that Motient owns, which connect to the public data network.

Motient's terrestrial network uses Motorola's patented single frequency reuse technology. Single frequency reuse technology enables multiple base stations in a given area to use the same frequency. As a result, a message sent by a subscriber can be received by a number of base stations. This technology contrasts with more commonly used multiple frequency reuse systems, which provide for only one transmission path for a given message at a particular frequency.

Equipment And Supplier Relationships

DataTac: Motient has contracts with a variety of vendors to supply devices designed to meet the requirements of specific end-user applications on its DataTac network. Although many of the components of its products are available from a number of different suppliers, Motient relies on a relatively small number of key suppliers for devices for its DataTac network. The devices used with Motient's services generally are subject to various product certification requirements and regulatory approvals before they are delivered for use by its customers. There are currently four types of subscriber units available from four different manufacturers that can operate on Motient's terrestrial network. Examples of portable subscriber units include ruggedized laptop computers and hand held point-of-sale terminals.

AT&T Corporation provides network telecommunications services and leased sites which house regional switching equipment for Motient's DataTac network. Motient also has a relationship with AT&T as Motient's vendor for switched inbound and outbound public switched telephone network services, which connect Motient's network to the public telecommunications network.

iMotient: Under our iMotient Solutions platform and our reseller agreements with Cingular and Sprint, we have access to a variety of vendors to supply devices designed to meet the requirements of specific end-user applications. These vendors have certified devices for use on either or both of the Cingular or Sprint networks, and we are able to use any certified device that supports GPRS data on Cingular or 1XRTT on Sprint's network.

Competition

The wireless communications industry is highly competitive and is characterized by constant technological innovation. Motient competes by providing access to multiple networks, broad geographic coverage, demonstrated reliability and experience in designing and implementing software and other wireless applications for enterprise customers. These features distinguish Motient from the competition. Motient's wireless solutions are used by businesses that need critical customer and operational information in mobile and fixed environments. Motient offers multiple business lines and competes with a variety of service providers, from small startups to Fortune 500 companies. Motient's competitors include service providers in several markets--dedicated mobile data, PCS and cellular, narrowband PCS/enhanced paging and emerging technology platforms. Motient's agreements with Sprint and Cingular are not exclusive and other wireless service providers have similar agreements with these carriers.

TerreStar also competes in the highly competitive wireless communications industry. TerreStar's distinguishing competitive features are its nationwide 20 MHz S-band frequency allocation and its license to MSV's ATC patent portfolio.

Employees

As of December 31, 2005 and March 1, 2006, Motient (including TerreStar) had 88 and 83 employees, respectively. None of Motient's employees are represented by a labor union. Motient considers its relations with its employees to be good.

Regulation

Overview

Motient's wireless communications business is regulated to varying degrees at the federal, state and local levels. Various legislative and regulatory proposals under consideration from time to time by Congress and the FCC have in the past materially affected and may in the future materially affect the telecommunications industry in general, and Motient's wireless business in particular. The following is a summary of significant laws, regulations and policies affecting the operation of Motient's wireless business. In addition, many aspects of regulation at the federal, state and local level currently are subject to judicial review or are the subject of administrative or legislative proposals to modify, repeal, or adopt new laws and administrative regulations and policies. Neither the outcome of these proceedings nor their impact on Motient's operations can be predicted at this time.

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

Regulation Of Our DataTac Network

The Federal Communications Commission licenses used in Motient's terrestrial wireless business are renewable, site-based, 800 MHz licenses, granted for a term of 10 years. Renewal is granted in the ordinary course for 800 MHz licenses like those which Motient holds. As a commercial mobile radio service provider in the 800 MHz terrestrial business, Motient is regulated as a common carrier. Motient must therefore offer service at just and reasonable rates on a first-come, first-served basis, without any unjust or unreasonable discrimination, and Motient is subject to the FCC's complaint processes. The FCC has decided not to apply or to withhold its right, at this time, to apply numerous common carrier provisions of the Communications Act to commercial mobile radio service providers. In particular, Motient is not subject to traditional public utility rate-of-return regulation, and is not required to file tariffs with the FCC.

In order to address certain concerns from wireless users in the public safety community, such as fire and police departments, on July 8, 2004, the FCC approved adoption of a reconfiguration plan for the 800 MHz spectrum band. Under the plan, Nextel Communications Inc. will occupy spectrum in the 1.9 GHz band in exchange for, among other things, (1) relocating and retuning public safety licensees in the 800 MHz band, and (2) consolidating its own 800 MHz frequencies in the upper portion of the 800 MHz band. On December 22, 2004, the FCC clarified that Motient would generally be allowed, subject to certain conditions, to move its 800 MHz frequencies to a portion of the upper-800 MHz band. Motient will move some, but not all of its 800 MHz frequencies in this manner. Motient cannot assure you that its operations will be not affected by the adoption or implementation of this order or any subsequent addenda.

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

Regulation Of TerreStar & MSV

ATC

In February 2003, the FCC adopted an order governing ancillary terrestrial component, or ATC, technology, giving mobile satellite operators broad authority to use their assigned spectrum to operate an ATC network. This order was applicable to both the L-band (MSV), and the S-band (TerreStar). The ATC Order established a set of preconditions and technical limits for ATC operations, as well as an application process for approval of specific ATC systems.

On November 8, 2004, the FCC issued an order granting MSV the first ATC license ever granted by the FCC. The FCC also approved several of MSV's waiver requests, allowing MSV to enhance its service coverage further, but it specifically deferred its ruling on other MSV waiver requests at that time. On February 25, 2005, the FCC issued a revised set of rules for ATC. The decision clarified the outstanding technical issues left open by the February 2003 and November 2004 decisions. In particular, these revised rules allow MSV to (i) increase significantly reuse of its frequencies for ATC, resulting in enhanced ATC capacity and coverage; and (ii) increase base station power, permitting MSV to deploy base stations in a more cost-effective manner and to offer innovative services. MSV has filed an application for approval from the FCC to modify its ATC license to conform to the revised rules. In the interim, MSV can operate an ATC network pursuant to the November 2004 decision.

The February 2003, November 2004 and February 2005 orders set forth various limitations and conditions necessary to the use of ATC by MSV. There can be no assurances that such conditions will be satisfied by MSV, or that such limitations will not be unnecessarily burdensome. One of MSV's competitors has asked the FCC to review the November 2004 and February 2005 decisions. We cannot predict the outcome of this review.

In May 2005, MSV received FCC authorization to launch and operate a next generation L-Band satellite. This authorization follows the April 2005 Industry Canada authorization to MSV's Canadian affiliate for a next generation L-band satellite. Use of the two authorizations together gives MSV the authority it needs to replace its existing satellites and utilize the full complement of spectrum available to it.

TerreStar has not applied for ATC authority, and there are several regulatory conditions that must be satisfied prior to any grant of ATC authority by the FCC to TerreStar. As a result, Motient can provide no assurances that ATC authority will be granted if and when TerreStar applies for such authority.

TerreStar Licenses

TMI Communications, a shareholder of TerreStar, holds an approval issued by Industry Canada for a 2 GHz space station authorization and related spectrum licenses for the provision of Mobile Satellite Service, or MSS, in the 2 GHz band in Canada, as well as an authorization from the FCC for the provision of MSS in the 2 GHz band in the United States. These authorizations are subject to various milestones relating to the construction, launch and operational date of the system. TMI is contractually obligated to transfer the authorizations to an entity designated by TerreStar that is eligible to hold the authorizations, subject to obtaining the necessary regulatory approvals.

In December 2002, TMI and TerreStar jointly applied to the FCC for authority to transfer TMI's U.S. MSS authorization to TerreStar. However, certain wireless carriers urged the FCC to cancel TMI's MSS authorization and to dismiss the application to transfer TMI's MSS authorization to TerreStar. In February 2003, the FCC's International Bureau adopted an order canceling TMI's MSS authorization due to an alleged failure to enter into a non-contingent satellite construction contract before the specified first milestone date and dismissing the application for TMI to transfer its MSS authorization to TerreStar.

In June 2004, upon review of the International Bureau's decision, the FCC agreed to waive aspects of the first milestone requirement applicable to TMI's MSS authorization and, therefore reinstated that authorization, along with the application to transfer TMI's MSS authorization to TerreStar. The FCC also modified the milestone schedule applicable to TMI's MSS authorization. TMI recently certified to the FCC its compliance with the second and third milestones under its MSS authorization. The FCC is currently reviewing that certification for compliance with the requirements of TMI's MSS authorization. The application to transfer TMI's MSS authorization to TerreStar is still pending before the FCC and will need to be modified to reflect certain changes in ownership of TerreStar and the eventual transfer of the Canadian MSS authorization to TerreStar Canada. Furthermore, TMI's LOI will have to be modified to reflect technical changes to the satellite and a change in the orbital location specified in the Canadian MSS authorization. The remaining milestones relate to satellite launch and operation, and are in November 2007 and 2008, respectively.

On July 26, 2005, Industry Canada modified TMI's S-band authorization to provide for a 2 x 10 MHz reservation (20 MHz in total). Specifically, this reservation consists of 7 MHz in each direction, with an additional 3 MHz in each direction available on the condition that it does not constrain the entry of another MSS operator into the Canadian market.

In December 2005, the FCC provided TMI a reservation of 2 x 10 MHz (20 MHz in total) of spectrum within the 2 GHz MSS band. TMI does not yet have a specific spectrum assignment within that band, because current FCC rules do not allow it to request a specific assignment until such time as its satellite reaches its intended orbit. TMI's current spectrum reservation from the FCC reflects the December 2005 order dividing all of the then available S-band MSS spectrum between the two 2 GHz MSS licensees, TMI and ICO Satellite Services. TMI and ICO were the only remaining S-band authorization holders whose authorizations had not been surrendered or cancelled by the FCC, and in the December 2005 order the FCC rejected proposals to make recaptured 2GHz spectrum available to new MSS applicants or to non-MSS services. Several parties have challenged the December 2005 ruling and the revocation of their S-band authorizations, and we cannot predict the outcome of these challenges.

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

The 2 GHz MSS band and certain adjacent bands are currently occupied by broadcast auxiliary service licensees, cable television relay service licensees, local television transmission service licensees, fixed service licensees, and certain other licensees. Most if not all of those licensees, and especially those in the broadcast auxiliary service, will need to relocate their operations to a new band to accommodate 2 GHz MSS and other new entrants. As a 2 GHz MSS entrant, TMI and/or TerreStar will have certain obligations to compensate those incumbent licensees for their relocation costs and for the costs of providing "comparable facilities" to them. However, the level to which TMI and/or TerreStar will be required to participate in such reimbursement is uncertain due to a variety of factors, and one such factor is that, pursuant to a separate FCC order, Nextel Communications Inc. (Nextel) must relocate incumbent broadcast auxiliary service licensees in the 1990-2025 MHz band by September 6, 2007. To the extent that Nextel complies with its band clearing obligations, 2 GHz MSS entrants commencing operations after Nextel has cleared the band would not have to clear the band themselves, but could still have obligations to reimburse Nextel for certain of its band clearing costs. Whether a 2 GHz MSS entrant will be required to share in certain of Nextel's relocation costs will likely depend upon whether that entrant commences operations prior to June 27, 2008. Even if Nextel bears all costs of relocating incumbent licensees in the 1990-2025 MHz band, TMI and/or TerreStar will still likely be responsible for relocating certain incumbent licensees in the 2165-2200 MHz band, although it may have the right to recoup certain costs from wireless entrants in the 2165-2180 MHz band. We cannot predict what these band-clearing costs will be to TMI and/or TerreStar, if any, but they could range from $0 to in excess of $100 million.

Item 1A. Risk Factors
---------------------

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

We Have Undergone Significant Organizational Restructuring And We Face Substantial Operational Challenges In Our Terrestrial Wireless Business.

We have been forced to take material actions to reduce operating costs in our terrestrial wireless business. The elimination of certain sales and other personnel may have a negative effect on our future revenues and growth prospects and our ability to support new product initiatives and generate customer demand. In addition, over the course of 2004 we removed unneeded capacity across the network by deconstructing under-utilized and un-profitable base stations. In 2005, Motient reduced the size of its DataTac network to focus primarily on the top 40 Metropolitan Statistical Areas (MSAs). Motient has been faced with the loss of certain FCC licenses in those decommissioned areas. Motient anticipates that if it is not able to sell, lease or otherwise monetize these frequencies promptly, it may be forced to return the underlying licenses to the FCC. We have discussed these changes to our network with many of our customers to assist them in evaluating the potential impact, if any, to their respective communications requirements. These reductions in network capacity and coverage may have a negative effect on our future revenues and growth prospects.

We Are Not Cash Flow Positive, And We Will Need Additional Liquidity To Fund Our Operations And Fully Fund All Of The Necessary TerreStar Capital Expenditures.

We do not generate sufficient cash from operations to cover our operating expenses, and it is unclear when, or if, we will be able to do so. Even if we begin to generate cash in excess of our operating expenses, we expect to require additional funds to meet capital expenditures and other non-operating cash expenses, including but not limited to capital expenditures required to complete and launch TerreStar's satellite currently under construction. We currently anticipate that the funding requirements of Motient (including TerreStar) for the next 12 months should be met through a combination of various sources, including:

     o    cash on hand,

     o    cash from a rights offering announced in December 2004, and,

     o    cash from the exercise of outstanding options and warrants.

There can be no assurance that the foregoing sources of liquidity will provide sufficient funds in the amounts or at the time that funding is required. TerreStar will seek to raise additional financing in 2006 to fund its operating and capital expenditure requirements. If it is not successful in raising additional financing, it may have to curtail or delay certain initiatives until such financing is secured. There can be no assurance that we will be able to provide this funding when necessary.

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

We May Not Be Able To Realize Value From Our Investment In TerreStar Or MSV Due To Risks Associated With Their Next-Generation Business Plans.

The business plans of both TerreStar and MSV involve the development of a next-generation network that combines satellite services with ancillary terrestrial components, or ATC, which is novel and without established precedent. Other than satellite radio providers, neither TerreStar, MSV nor any other company has developed an integrated hybrid network combining satellite services with ATC, and their success will depend on several factors, including:

the ultimate resolution of pending legal and regulatory proceedings with respect to TerreStar's S-band and MSV's L-band license authorizations.

     o    TerreStar's and MSV's ability to effectively make use of spectrum;

     o TerreStar's and MSV's ability to structure partnerships to fund its next generation system consistent with various regulations governing ownership and operation of satellite assets and regulations concerning the utilization of ATC;

     o TerreStar's and MSV's ability to coordinate with other satellite system operators to optimize both its overall spectrum access and the utility of its spectrum for certain wireless protocols;

     o whether the price paid for spectrum in prior transactions is indicative of the future value of TerreStar's and MSV's spectrum assets and TerreStar's and MSV's ability to effect transactions that realize the value of such spectrum assets;

     o    the supply of available wireless spectrum in the marketplace;

     o TerreStar's and MSV's ability to develop and integrate the complex technologies associated with its next-generation system as well as appropriately and effectively manage interference;

     o TerreStar's and MSV's ability to develop and deploy innovative network management techniques to permit mobile devices to seamlessly transition between satellite and terrestrial mode;

     o the construction, delivery and launch of TerreStar's and MSV's next-generation satellites and the maintenance of MSV's existing geostationary satellites;

     o TerreStar's and MSV's ability to obtain funding for the construction of the satellite component of its next-generation service on favorable terms;

     o TerreStar's and MSV's dependence on one or more third party partners to construct the terrestrial base station component of its next-generation network, if it does not obtain other funding for this construction;

     o market acceptance and level of demand for TerreStar's and MSV's next-generation network; and

     o protection of MSV's proprietary information and intellectual property rights, and the protection of TerreStar's license to such information and rights.

If MSV or TerreStar is unable to implement its next-generation business strategy, our investments in MSV and TerreStar could be materially and adversely affected.

We May Not Be Able To Effectively Execute TerreStar's Business Plan.

As the majority shareholder of TerreStar, Motient will have the ability and obligation to ensure that TerreStar can successfully execute its business plan. We have not been a majority shareholder in a satellite communications company since we sold MSV in November 2001. Accordingly, Motient has limited experience in running a satellite communications business. In addition, TerreStar's business plan (and the ultimate value of its assets) depends on the successful deployment of an ancillary terrestrial component to its satellite network. If Motient is unable to retain personnel with sufficient expertise in such matters, Motient may be unable to execute the business plan of TerreStar. If Motient is unable to execute TerreStar's business plan for this or any other reason, the value of our investment in TerreStar will be negatively impacted.

Funding Requirements For TerreStar May Jeopardize Our Investment In, And Control Over, TerreStar.

The implementation of TerreStar's business plan, including the construction and launch of a satellite system and the necessary terrestrial components of an ATC-based communications system, will require significant additional funding. If Motient is unable or unwilling to provide such funding to TerreStar, then TerreStar may be forced to seek funding from third parties that may dilute Motient's equity investment in TerreStar. Such dilution, if sufficiently severe, may limit Motient's control over TerreStar.

We Could Lose Market Share And Revenues As A Result Of Increasing Competition From Companies In The Wireless Communications Industry That Have Greater Resources, Name Recognition And Newer Technologies.

We face intense competition in all of our markets, which could result in continuing losses of customers and lower revenues and could make it more difficult for us to enter new markets. Our competitors include service providers in several markets -- dedicated mobile data, personal communications service or PCS, narrowband PCS/enhanced paging and emerging technology platforms. The growth in wireless data opportunities has led traditional hardware manufacturers and software developers to invest in technologies that will allow the migration of core products and services to a mobile environment.

We Generate A Large Part Of Our Revenues And Cash Flows From A Small Number Of Customers On Our DataTac Network, And The Loss Of One Or More Key Customers Could Result In A Significant Reduction In Revenues And Cash Flows.

For the year ended December 31, 2005, one customer, SkyTel, accounted for approximately 21% of Motient's service revenue, no other single customer accounted for more than 10% of our service revenue. None of these significant customers is obligated to purchase any minimum quantity of airtime, service or hardware from us. There can be no assurance that the revenue generated from our largest customers will continue in future periods. We may lose certain revenues from major customers due to churn, migration to alternative technologies or the impact of our recent network rationalization efforts. The loss of one or more of our key customers, a material reduction in such customers' use of our network, or any other event, occurrence or development which adversely affects our relationship with one or more of these customers, could harm our business by reducing revenue and reducing net cash flow from operations.

The Value Of Our Intangible Assets In Our Financial Statements Is Based On Assumptions And Estimates, Which May Not Be Correct.

The valuation of our intangible assets is based on various assumptions and other considerations, including the assumptions and estimates related to future periods that we used to determined these values. Although we have attempted to be as accurate as possible in making and applying the assumptions and estimates used in the valuation of our intangible assets, including but not limited to those outlined herein, we can provide no assurances that these assumptions and estimates for future periods will ultimately be proven correct. Our actual operating results for future periods may be materially different than our assumptions and estimates for future periods, which may cause the actual value of these assets to be materially different than our estimates. We will test these assets in the future for impairment, which may result in the book value of these assets to decrease.

We May Not Be Able To Develop, Acquire And Maintain Proprietary Information And Intellectual Property Rights, Which Could Limit The Growth Of Our Business And Reduce Our Market Share.

Our terrestrial and satellite wireless communications business depends on technical knowledge, and we believe that our future success is based, in part, on our ability to keep up with new technological developments and incorporate them in our products and services. We own or have the right to use certain of our work products, inventions, designs, software, systems and similar know-how. While we have taken steps to diligently protect that information, there is no assurance that the information will not be disclosed to others or that others will not independently develop similar information, systems and know-how. Protection of our information, systems and know-how may result in litigation, the cost of which could be substantial. There is also no assurance that third parties will not assert claims that our products or services infringe on their proprietary rights.

We also rely on some technologies licensed from third parties, including but not limited to the intellectual property related to ancillary terrestrial component from MSV. We cannot be sure that these licenses will remain available on commercially reasonable terms or at all. The loss of these technologies could require us to obtain substitute technology of lower quality or performance standards or at a greater cost, which could harm our business.

Government Regulation May Increase Our Cost Of Providing Services, Slow Our Expansion Into New Markets, Subject Our Services To Additional Competitive Pressures And Affect The Value Of Our Common Stock.

Motient's ownership and operation of wireless communication systems are subject to significant regulation by the FCC under authority granted by the Communications Act of 1934 and related federal laws. There is no assurance that the rules and regulations of the FCC will continue to support our operations as presently conducted, in the case of our DataTac network, or as we plan to conduct such operations, in the case of TerreStar. Motient's 800 MHz licenses are subject to renewal by the FCC, and we cannot guarantee that all such licenses will be renewed and that the requisite frequencies will be coordinated. Moreover, the recent changes to our wireless network, specifically the future discontinuance of service to certain smaller markets, may result in the loss of our FCC licenses in such markets. Current federal law requires prior FCC approval of greater than 25% ownership of Motient by citizens or entities of foreign countries, which could limit the value of our common stock.

We Do Not Expect To Pay Any Dividends On Our Common Stock For The Foreseeable Future.

We have never paid cash dividends on our common stock and do not anticipated that any cash dividends will be paid on the common stock for the foreseeable future. The payment of any dividend by us will be at the discretion of our board of directors and will depend on, among other things, our earnings, capital requirements and financial condition. In addition, pursuant to the terms of the Series A and Series B Preferred, no dividends may be declared or paid, and no funds shall be set apart for payment, on shares of Motient common stock, unless
(i) written notice of such dividend is given to each holder of shares of Series A and Series B Preferred not less than 15 days prior to the record date for such dividend and (ii) a registration statement registering the resale of shares of common stock issuable to the holders of the Series A and Series B Preferred has been filed with the SEC and is effective on the date Motient declares such dividend. Also, under Delaware law, a corporation cannot declare or pay dividends on its capital stock unless it has an available surplus. Furthermore, the terms of some of our financing arrangements directly limit our ability to pay cash dividends on our common stock. The terms of any future indebtedness of our subsidiaries also may generally restrict the ability of some of our subsidiaries to distribute earnings or make other payments to us.

Future Sales Of Our Common Stock Could Adversely Affect Its Price And/Or Our Ability To Raise Capital.

Sales of substantial amounts of common stock, or the perception that such sales could occur, could adversely affect the prevailing market price of the common stock and our ability to raise capital. We have announced a rights offering pursuant to which we may sell up to 2.5 million shares of common stock at $8.57 per share to certain of the holders of our common stock as of December 17, 2004 who did not participate in our November 2004 sale of common stock.

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

We May Have To Take Actions Which Are Disruptive To Its Business To Avoid Registration Under The Investment Company Act Of 1940.

We may have to take actions which are disruptive to its business if it is deemed to be an investment company under the Investment Company Act of 1940. Our equity investments, in particular its ownership interests in MSV, may constitute investment securities under the Investment Company Act. A company may be deemed to be an investment company if it owns investment securities with a value exceeding 40% of its total assets excluding cash items and government securities, subject to certain other exclusions. Investment companies are required to register under and comply with the Investment Company Act unless an exclusion or SEC safe harbor applies. If we were to be deemed an investment company, it would become subject to the requirements of the Investment Company Act. As a consequence, we would be prohibited from engaging in business as it has in the past and might be subject to civil and criminal penalties for noncompliance. In addition, certain of its contracts might be voidable, and a court-appointed receiver could take control of we and liquidate its business.

The Consummation and Potential Impact of Our Announced Intent to Restructure Our Ownership of MSV and TerreStar is Uncertain

On September 22, 2005, we announced that we had entered into a non-binding term sheet to consolidate the ownership of MSV and TerreStar into Motient, to be followed by a spin-off of TerreStar to Motient's shareholders. Later, on February 2, 2006, we announced that we would likely need to modify the contemplated transaction structure in order to accomplish the goals of the previously announced transaction. Such modification would involve a direct or indirect spin-off of its interests in MSV to Motient shareholders. Our primary remaining asset would then be its controlling interest in TerreStar, although Motient would expect to retain a minority of its current MSV interests (directly or indirectly) to issue to the holders of our preferred stock upon its conversion. We are actively investigating the specific transaction structures available to it to accomplish these goals. We can provide no assurance that any of these transactions will ultimately be completed on the terms described above, if at all, since, among other things, significant documentation and/or regulatory filings will need to be finalized by one or more parties, including Motient. Moreover, we can provide no assurance that it can successfully integrate TerreStar into Motient, or that such integration will not impact the ability of TerreStar or Motient to successfully execute their respective business plans. Finally, we can provide no assurance that such direct or indirect spin-off of MSV will not impact the ability of MSV to successfully execute its business plan.

Ongoing Litigation Could Negatively Impact Our Value and Our Ability to Successfully Implement Our Business Plan

Certain stockholders affiliated with one of our directors, James D. Dondero, have initiated multiple lawsuits against Motient. Collectively, these lawsuits
(i) seek damages related to the issuance of our Series A Preferred stock, including rescission, and (ii) allege a variety of claims against certain directors, officers and advisors of Motient, including unjust enrichment and breaches of fiduciary duty. Although this second suit has been dismissed by the Delaware court, Mr. Dondero may appeal such dismissal. If Mr. Dondero is successful in his claims, these suits could materially negatively impact the value of Motient, including but not limited to requiring Motient to rescind the outstanding Series A Preferred Stock. Although we believe these suits to be without merit, we can provide no assurances that we will ultimately prevail in these matters.

Failure to Achieve and Maintain Effective Internal Control Over Financial Reporting in Accordance With Rules of the Securities and Exchange Commission Promulgated Under Section 404 of the Sarbanes-Oxley Act Could Harm our Business and Operating Results and/or Result in a Loss of Investor Confidence in our Financial Reports, Which Could in Turn Have a Material Adverse Effect on our Business and Stock Price

In the course of our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, which assessment was conducted over the course of 2005 and the first quarter of 2006 in connection with the preparation of 2005 audited financial statements and this report, we identified one material weaknesses in our internal control over financial reporting. This material weaknesses in our internal control over financial reporting, as described in Item 9A, Controls and Procedures, as well as any other weaknesses or deficiencies that may exist or hereafter arise or be identified, could harm our business and operating results, and could result in adverse publicity and a loss in investor confidence in the accuracy and completeness of our financial reports, which in turn could have a material adverse effect on our stock price, and, if such weaknesses are not properly remediated, could adversely affect our ability to report our financial results on a timely and accurate basis.

Although we believe that we have taken steps to remediate this material weaknesses we cannot assure you that this remediation will be successful or that additional deficiencies or weaknesses in our controls and procedures will not be identified. In addition, we cannot assure you that our independent registered public accounting firm will agree with our assessment that our material weaknesses have been remediated.

Rights Offering

We have issued to each of its stockholders of record as of the close of business on December 17, 2004, one right for each share of Motient common stock held. Each right will entitle any holder that did not participate in the April, July or November 2004 private placements of our common stock to purchase 0.103 shares of its common stock at a price of $8.57 per share, with fractions rounded up to the next whole share. A maximum of 2.5 million shares may be sold in the Rights Offering, generating maximum aggregate proceeds of approximately $21.4 million.

The rights are not transferable and will expire if not exercised within the exercise period. The rights will not be exercisable until the registration statement covering the rights and the shares of underlying common stock is filed with and declared effective by the SEC, and the exercise period will expire 30 days after the rights become exercisable. We have not filed a registration statement relating to the rights offering.

The holders of the rights will not have over-subscription rights, and there will be no backstop to purchase unsubscribed shares. Purchasers that purchased shares in the November 12, 2004 private placement of its common stock, which include all purchasers in its April and July 2004 private placements, have waived their right to participate in the rights offering. We reserve the right to abandon this rights offering at any time prior to the effectiveness of the registration statement relating to the rights offering, and upon any such abandonment, any and all of the rights previously issued will be cancelled, will no longer be exercisable and will be of no further force or effect.

Item 1B. Unresolved Staff Comments.
-----------------------------------

None.

Item 2. Properties.
-------------------

Motient currently leases approximately 67,000 square feet for headquarters office space and an operations center in Lincolnshire, IL, the lease for which expires December 31, 2010. TerreStar leases approximately 3,500 square feet of office space in Reston, VA. This lease expires July 31, 2006. Motient also leases site space for over 700 base stations and antennae across the country for the terrestrial network under one to five-year lease contracts with varied renewal provisions.

Motient believes that its existing facilities are adequate to meet its needs for the foreseeable future.

Item 3. Legal Proceedings.
--------------------------

On August 16, 2005, Highland Legacy Limited, a stockholder of Motient, filed suit in the Court of Chancery of the State of Delaware in and for New Castle County against: Motient; Steven Singer, Gerald Kittner, Barry Williamson, Raymond Steele and Gerald Goldsmith, directors of Motient; Peter D. Aquino, a former director of Motient; Christopher Downie, Chief Operating Officer of Motient; Gary Singer; Tejas Inc.; Tejas Securities, Inc.; Communications Technology Advisors LLC; Capital & Technology Advisors, Inc.; and Jared Abbruzzese. Highland Legacy Limited is an affiliate of James Dondero, a former director of Motient. The lawsuit alleged breaches of duties allegedly owed to Motient by the defendants and sought recovery of fees from certain of these parties relating to prior transactions with Motient. On March 17, 2006, the Court of Chancery of the State of Delaware in and for New Castle County dismissed the suit, finding that the plaintiff had failed to alleges facts indicating that the defendant directors of Motient lacked independence or that the challenged transactions were not a valid exercise of their business judgment.

On August 16, 2005, Highland Equity Focus Fund, L.P., Highland Crusader Offshore Partners, L.P., Highland Capital Management Services, Inc., and Highland Capital Management, L.P., affiliates of James Dondero, a former director of Motient, filed a lawsuit in Dallas County, Texas against Motient challenging the validity of the Series A Preferred on the basis of the confusion regarding the voting rights of the Series A Preferred and seeking rescission of their purchase of the shares of Series A Preferred that they purchased from Motient in the private placement in April 2005. These entities acquired 90,000 shares of Series A Preferred for a purchase price of $90 million in that private placement. Motient believes that this claim is without merit and intends to vigorously defend this lawsuit.

On October 7, 2005, Highland Equity Focus Fund, L.P., Highland Crusader Offshore Partners, L.P., Highland Capital Management Services, Inc., Highland Capital Management, L.P., affiliates of James Dondero, a former director of Motient, on behalf of themselves and all those similarly situated, filed a class action lawsuit in the Court of Chancery of the State of Delaware against Motient and each of its directors, other than Mr. Dondero, alleging that Motient has provided inadequate information to the holders of Series A Preferred relating to the Exchange Offer for the Series A Preferred, and that the Exchange Offer is coercive. These parties have also requested that the court enjoin the Exchange Offer. The Exchange Offer closed on October 26, 2005, mooting the claim.

On October 19, 2005, Motient Corporation filed two lawsuits against James D. Dondero, one in the United States District Court for the Northern Division of Texas and one in the District Court of Dallas County, Texas. The complaint filed in state court alleges that Mr. Dondero has seriously and repeatedly breached his fiduciary duties as a director of Motient in order to advance his own personal interests. The complaint filed in Federal court alleges selective disclosure of material inside information and other improper actions undertaken by Mr. Dondero, the net result of which have been to drive down the price of Motient's stock. It also alleges that Mr. Dondero has solicited, and is still soliciting, the replacement of Motient's current board and management in violation of federal law.

On February 14, 2006, entities controlled by James D. Dondero announced that they would seek to replace Motient current board of directors with another slate proposed by such entities. Also on February 14, 2006, Mr. Dondero resigned from Motient's board of directors.

Issuance of Series A Preferred

Motient issued the Series A Preferred in a private placement on April 15, 2005. As originally proposed, the Series A Preferred would have voted along with Motient's common stock on all matters on an as-converted basis. During negotiations with respect to the Series A Preferred, investors affiliated with Jim Dondero, a director of Motient, requested that the voting rights of the Series A Preferred be limited so that these investors would not be required to file applications under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended ("HSR"). Motient agreed to limit the voting rights of the Series A Preferred to the extent appropriate so that these investors would not be required to file HSR applications. However, due to a mistake, the voting rights were incorrectly stated in the Certificate of Designations for the Series A Preferred as originally filed with the Secretary of State of Delaware. Upon discovering this mistake, Motient promptly filed a Certificate of Corrections with the Secretary of State of Delaware to correctly state the voting rights of the Series A Preferred. Motient's Certificate of Incorporation contains a provision that prohibits the issuance by Motient of "non-voting stock". As described below, the investors affiliated with Jim Dondero who requested that the voting rights of the Series A Preferred be limited have now filed lawsuits against Motient claiming, among other things, that the Series A Preferred is void because the limited voting rights set forth in the Certificate of Incorporation make the Series A Preferred "non-voting stock" and that the Certificate of Corrections is not effective to remedy this. Motient believes that the Certificate of Corrections was effective to remedy any problems caused by the mistake, and that the limited voting rights granted in the Certificate of Designations were sufficient to make the Series A Preferred not be "non-voting stock". Subsequent to our sale of Series A Preferred, entities affiliated with Mr. Dondero filed an HSR application based on their purchases of Motient's securities in February 2005, two months prior to our issuance of the Series A Preferred.

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

Please also see our description of certain regulatory matters given above, which involve certain legal matters.

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

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2005.


                                     PART II

Item 5. Market for Registrant's Common Equity and Related StockholderMatters.
-----------------------------------------------------------------------------

Our common stock is not listed on any national securities exchange or on the Nasdaq Stock Market. Our common stock has been quoted under the symbol "MNCP" on the Pink Sheets since May 2, 2002.

The following tables set forth for the period indicated the high and low bid prices for our common stock for the periods indicated for 2004, 2005 and 2006.

--------------------------------------------------------------------------------
                              2006                   High                 Low
--------------------------------------------------------------------------------
First Quarter (through March 15, 2006)             $   23.65            $ 20.04
--------------------------------------------------------------------------------
                              2005                   High                 Low
--------------------------------------------------------------------------------
First Quarter                                      $   31.45            $  21.25
Second Quarter                                     $   27.90            $  17.20
Third Quarter                                      $   26.15            $  20.25
Fourth Quarter                                     $   23.47            $  14.68
--------------------------------------------------------------------------------
                              2004                    High                 Low
--------------------------------------------------------------------------------
First Quarter                                      $    7.45            $   4.05
Second Quarter                                     $   14.01            $   6.15
Third Quarter                                      $   13.75            $   8.40
Fourth Quarter                                     $   23.95            $   8.80
--------------------------------------------------------------------------------

The high and low sales prices represent the intra-day prices on the Pink Sheets. The quotations represent inter-dealer quotations, without retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

On March 15, 2006, the last reported bid price of our common stock was $21.82 per share on the Pink Sheets. As of March 15, 2006, there were approximately 117 record holders of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock and do not plan to pay dividends on our common stock for the foreseeable future. The payment of any dividend by us, other than dividends on our Series A and Series B Preferred described below, will be at the discretion of our board of directors and will depend on, among other things, our earnings, capital requirements and financial condition. In addition, pursuant to the terms of the Series A and Series B Preferred, no dividends may be declared or paid, and no funds shall be set apart for payment, on shares of Motient common stock, unless (i) written notice of such dividend is given to each holder of shares of Series A and Series B Preferred not less than 15 days prior to the record date for such dividend and
(ii) a registration statement registering the resale of shares of common stock issuable to the holders of the Series A and Series B Preferred has been filed with the SEC and is effective on the date Motient declares such dividend. Further, under Delaware law, a corporation cannot declare or pay dividends on its capital stock unless it has an available surplus. Furthermore, the terms of some of our financing arrangements directly limit our ability to pay cash dividends on our common stock. The terms of any future indebtedness of our subsidiaries also may generally restrict the ability of some of our subsidiaries to distribute earnings or make other payments to us.

Motient is obligated to pay dividends, to the extent we are legally able to do so, on the Series A and Series B Preferred as follows:

o From April 15, 2005 to April 15, 2007, Motient is required to pay dividends in cash at a rate of 5.25% per annum (the "Cash Rate") on the shares of Series A and Series B Preferred. Motient was required to place the aggregate amount of these cash dividends, $42,892,500, in an escrow account. These cash dividends will be paid to the holders of Series A and Series B Preferred from this escrow account in four semi-annual payments, unless earlier paid pursuant to the terms described below. The first of these dividends was paid on October 15, 2005.

o From April 15, 2007 to April 15, 2010, Motient is required to pay dividends on each share of Series A and Series B Preferred either in cash at the Cash Rate or in shares of Motient common stock at a rate of 6.25% per annum.

Recent Sales of Unregistered Securities

On February 9, 2005, Motient entered into a merger agreement with Telcom Satellite Ventures Inc. and Telcom Satellite Ventures II Inc. and simultaneously consummated the transactions contemplated thereby, pursuant to which Telcom merged with and into MVH Holdings Inc., a direct and wholly-owned subsidiary of Motient, in a tax free reorganization in which MVH is the surviving company. In exchange for 2,296,835 MSV limited partnership units owned by the Telcom entities, Motient issued to Telcom's stockholders 8,187,804 shares of its common stock. As the purchasers were all accredited investors, and no general solicitation occurred as part of the offering and sale of these securities, Motient relied upon the exemption from registration afforded by Rule 506 under the Securities Act and/or Section 4(2) of the Securities Act.

Concurrently with this merger, Motient (through MVH) also purchased 373.7 shares of common stock of Spectrum Space Equity Investors IV, Inc. and two other related entities, representing approximately 66.3% of the outstanding common stock of each of such entities, and 221.2 shares of common stock of Columbia Space Partners, Inc. and two other related entities, representing approximately 27.8% of the outstanding common stock of such entities. In total, Motient issued to the Spectrum entities and Columbia entities a total of 4,516,978 shares of Motient common stock in a private placement in exchange for indirect ownership of 1,267,098 MSV units. As the purchasers were all accredited investors, and no general solicitation has occurred as part of the offering and sale of these securities, Motient relied upon the exemption from registration afforded by Rule 506 under the Securities Act and/or Section 4(2) of the Securities Act.

Telcom, Columbia and Spectrum also received warrants exercisable for an aggregate of approximately 952,858 shares of Motient common stock. The warrants have a term of five years and an exercise price equal to $22.50. As Motient has filed a registration statement for the shares sold to these entities on February 14, 2005, 70% of the 952,858 warrants will never vest. The remainder vested in August 2005.

On April 15, 2005, Motient sold 408,500 shares of Series A Cumulative Convertible Preferred Stock, $0.01 par value, at a per share price of $1,000, for total aggregate proceeds of approximately $391,000,000, net of $17,500,000 in combined commissions paid to Tejas Securities Group, Inc. and Deutsche Bank Securities Inc. The approximately 40 purchasers included substantially all of the purchasers from the November 2004 private placements, as well as multiple new investors. Each share of preferred stock has a term of five years and is convertible into 30 shares of common stock. Dividends may be paid in cash or common stock at Motient's option. Dividends paid in cash bear interest at a rate of 5.25% and dividends paid in common stock bear interest at a rate of 6.25%. Motient was required to place into escrow a sufficient amount to pay 24 months of cash dividends, and accordingly will pay dividends only in cash through April 15, 2007.

After 24 months, Motient can require holders of preferred stock to convert it into common stock if the trading price of Motient common stock exceeds $43.33 for at least 15 trading days within a 20 consecutive trading day period, so long as the common stock underlying the convertible preferred stock is then registered. If Motient is acquired prior to maturity of the preferred stock, or if Motient issues more than $250 million of senior or pari passu securities, then Motient must offer to redeem the preferred stock at a price of $1,080 per share, plus any interest then remaining in the escrow account. In addition, Motient issued warrants to purchase 154,109 shares of common stock at a price of $26.51 per share, which will vest between September 2005 and September 2006.

The sale of these shares was not registered under the Securities Act and the shares may not be sold in the United States absent registration or an applicable exemption from registration requirements. The shares were offered and sold pursuant to the exemption from registration afforded by Rule 506 under the Securities Act and/or Section 4(2) of the Securities Act.

On October 26, 2005, Motient completed an exchange offer whereby purchasers of Series A Preferred could exchange their shares for Series B Preferred with economic terms substantially identical to the Series A Preferred. Motient accepted for exchange 318,500 shares of Series A Preferred Stock, representing approximately 78% percent of the outstanding Series A Preferred Stock. With the exception of 90,000 shares of Series A Preferred Stock held by funds affiliated with Highland Capital Management (which remain outstanding), all Series A Preferred Stockholders tendered their Series A Preferred Stock in the offer. The Company issued an equal number of shares of Series B Preferred Stock to the holders who elected to exchange their shares of Series A Preferred Stock in the exchange offer. The exchange was made pursuant to an exemption from registration afforded by Section 3(a)(9) of the Securities Act.

No underwriters were involved in any of the foregoing distributions of securities.

Certain information concerning our equity compensation plans appearing under "Equity Compensation Plan Information" is included in "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" below.

Issuer Purchases of Equity Securities

During the fiscal quarter ended December 31, 2005, we repurchased shares of our common stock on the dates and in the amounts set forth in the table below:

----------------------------------------------------------------------------------------------------------------------
Period                    (a) Total Number of    (b) Average Price       (c) Total Number of    (d) Maximum Number
                          Shares (or Units)      Paid per Share (or      Shares (or Units)      (or Approximate
                          Purchased              Unit)                   Purchased as Part of   Dollar Value) of
                                                                         publicly Announced     Shares (or Units)
                                                                         Plans or Programs      that May Yet Be
                                                                                                Purchased Under the
                                                                                                Plans or Programs
----------------------------------------------------------------------------------------------------------------------
October 1, 2005 -         0                      N/A                     0                      0
October 31, 2005
----------------------------------------------------------------------------------------------------------------------
November 1, 2005 -        565,000 (1)            $17.39                  565,000                $40,176,624
November 30, 2005
----------------------------------------------------------------------------------------------------------------------
December 1, 2005 -        15,213 (2)             $21.67                  0                      0
December 31, 2005
----------------------------------------------------------------------------------------------------------------------
Total                     580,213                $17.50                  565,000                $40,176,624
----------------------------------------------------------------------------------------------------------------------

(1) Repurchased on the open market at market rates.

(2) Repurchased pursuant to the terms of a restricted stock grant at market rates.

Item 6. Selected Financial Data.
--------------------------------

The following table summarizes our financial results as of and for the fiscal year ended December 31, 2001, the four months ended April 30, 2002, the eight months ended December 31, 2002 and the years ended December 31, 2003, 2004 and 2005. The consolidated balance sheet data and the other consolidated statement of operations data are derived from the consolidated financial statements of Motient, which were audited by Friedman LLP. Ehrenkrantz Sterling & Co. LLC, independent public accounting firm and predecessors-in-interest to Friedman LLP, audited the consolidated balance sheets for the year ended December 31, 2001, the four months ended April 30, 2002, and the eight months ended December 31, 2002. All of the financial information for Motient up to and including April 30, 2002 is referred to as "Predecessor Company" results. The financial information for Motient for the periods subsequent to April 30, 2002 are referred to as "Successor Company" results.

You should read our selected financial data in conjunction with the information contained in "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes thereto included elsewhere in this report. In reading the following selected financial data, please note the following:

     o Effective May 1, 2002, as a result of our emergence from bankruptcy, we adopted "fresh-start" accounting in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code". "Fresh-start" accounting has resulted in material changes to consolidated financial statements for periods beginning after May 1, 2002, to reflect adjustments required pursuant to SOP 90-7 to record assets and liabilities at fair values in accordance with procedures specified by Statement of Financial Accounting Standards No. 141, "Business Combinations".

     o Because the summary financial data below relates to periods prior to May 1, 2002, the effective date we emerged from bankruptcy, we refer to the summary financial data as that of the Predecessor Company. Due to the reorganization and implementation of SOP 90-7, consolidated financial statements issued for periods beginning after May 1, 2002 will not be comparable to that of the Predecessor Company.

     o In November 2002, we initiated a process to seek the concurrence of the staff of the SEC with respect to our conclusions of the appropriate accounting for the formation of and certain transactions with MSV in 2001. This process was completed in March 2003. The staff of the SEC did not object to certain aspects of our prior accounting with respect to the MSV transaction, but did object to other aspects of our prior accounting for these transactions. For a description of the material differences between our original accounting treatment with respect to the MSV transaction and the revised accounting treatment that we concluded is appropriate as a result of this process, please see our current report on Form 8-K dated March 14, 2003.

     o As a result of our re-audit of the year ended December 31, 2001 performed by Ehrenkrantz Sterling & Co. LLC, certain additional financial statement adjustments were proposed and accepted by us.

                      Selected Consolidated Financial Data

                  (Amounts in thousands except per share data)

                                                      Successor Company                      Predecessor Company(1)(2)(3)
                                   -----------------------------------------------------------------------------------------
                                                                             Eight Months     Four Months     (Restated)
                                    Year Ended    Year Ended    Year Ended       Ended           Ended        Year Ended
                                   December 31,  December 31,  December 31,   December 31,     April 30,      December 31,
                                       2005          2004          2003           2002           2002            2001
                                       ----          ----          ----           ----           ----            ----
Revenues                             $  13,824      $  36,880   $  54,485     $  36,617      $  22,373       $  90,265
Operating Loss                        (126,179)       (46,587)    (48,739)      (35,531)       (21,649)       (120,491)
Income (loss) before
reorganization items                  (139,281)       (72,329)    (62,122)      (58,786)       (24,138)       (267,000)
                                      --------        -------     -------       -------        -------        --------
Reorganization items                      --             --          --            (772)       256,116          (2,497)

Income tax provision                      --             --          --            --             --              --
                                      --------        -------     -------       -------        -------        --------
Net (loss) income                     (139,281)       (72,329)    (62,122)      (59,558)       231,978        (269,497)

Dividends on Series A Cumulative
Convertible Preferred Stock            (16,717)          --          --            --             --              --

Accretion of issuance costs
associated with Series A and
Series B Cumulative Convertible
Preferred Stock                         (2,409)          --          --            --             --              --
                                      --------        -------     -------       -------        -------        --------
Net (loss) available to Common
Stockholders                         $(158,407)     $ (72,329)  $ (62,122)    $ (59,558)     $ 231,978       $(269,497)
                                     =========      =========   =========     =========      =========       =========
Basic and diluted (loss) per
share of common stock                $   (2.55)     $   (2.21)  $   (2.47)    $   (2.37)     $    3.98       $   (5.27)
Weighted-average common shares
outstanding during the period -
basic and diluted                       62,141         32,771      25,145        25,097         58,251          51,136
Total assets                           967,191        248,080     157,028       202,221        257,401         240,465
Long term liabilities                $     343      $     675   $  33,189     $  33,913      $  29,785       $  30,652

(1) Motient restated certain of its financial data reflected above to reflect certain transactions with MSV in 2001.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations.
--------------

Overview And Introduction

The following Management's Discussion and Analysis is intended to help the reader understand Motient Corporation. It is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes.

Our Business Segments

Motient owns, operates and develops two-way wireless communications businesses. In addition to our own two-way wireless data network (our DataTac network) which we use to provide our customers with two-way wireless data communication services, we have the capabilities to provide our customers with convenient access to other wireless data networks, such as the Sprint and Cingular networks. We also are in the process of developing a satellite communications service via our majority ownership of TerreStar Networks Inc., a development stage company in the process of building its first satellite. TerreStar was formerly a subsidiary of another satellite communications company, Mobile Satellite Ventures, LP, or MSV, as it is commonly known. We own 49% of MSV, but do not have operating control of its business.

Structure of MSV and TerreStar Ownership

In February 2006, Motient announced that it would pursue transactions allowing it to rationalize the ownership of MSV and TerreStar through the creation of two distinct public entities, one whose primary asset is an equity interest in MSV and one whose primary asset is shares of TerreStar common stock.

Previously, on September 22, 2005, Motient announced that it had entered into a non-binding term sheet to consolidate the ownership of MSV and TerreStar into Motient, to be followed by a spin-off of TerreStar to Motient's shareholders. These transactions were intended to rationalize the ownership of MSV and TerreStar by creating a single public entity in control of TerreStar, and a single public entity in control of MSV. As discussions related to these transactions have progressed, Motient has determined that, while the goals of the previously announced transactions remain in the best interests of Motient's shareholders, the structure previously announced for accomplishing these goals will need to be modified.

Accordingly, Motient believes that the previously announced roll-up transaction is unlikely to occur as contemplated or announced. Instead, Motient now intends, either directly or indirectly, to spin-off its interests in MSV to Motient shareholders. Motient's primary remaining asset would then be its controlling interest in TerreStar, although Motient would expect to retain a minority of its current MSV interests (directly or indirectly) to issue to the holders of Motient's preferred stock upon its conversion. Motient is actively investigating the specific transaction structures available to it to accomplish these goals.

Motient currently owns 61% of TerreStar and 49% of MSV. We cannot guarantee that the public entities which we anticipate will own Motient's current TerreStar and MSV interests will ultimately own those respective percentages of TerreStar or MSV. Each entity could own more or less than those amounts, depending on the final structure adopted. In addition, Motient can provide no assurance that any of these transactions will ultimately be completed on the terms described above, if at all, since, among other things, significant documentation and/or regulatory filings will need to be finalized by one or more parties, including Motient.

Our Terrestrial Wireless Business

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

In addition to selling wireless data services that use our own network, Motient is also a reseller of airtime on the Cingular and Sprint wireless networks. These arrangements allow Motient to provide integrated wireless data solutions to its customers using a variety of networks. In December 2004, Motient launched a new set of products and services designed to provide these integrated wireless data solutions to its customers, called iMotient Solutions (TM). iMotient allows Motient's customers to use these multiple networks via a single connection to Motient's back-office systems, providing a single alternative for application and software development, device management and billing across multiple networks, including but not limited to GPRS, 1XRTT and our own DataTac network. Once connected to iMotient, customers will receive proprietary applications and services that reduce airtime usage, improve performance and reduce costs. Motient anticipates that iMotient revenues will increase materially over the course of 2006, but we cannot anticipate whether these revenues will increase rapidly enough to offset anticipated revenue declines in other segments of its business.

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

As a result of these network rationalization efforts, our 800 MHz FCC licenses were lost in markets to which we discontinued service. We believe that the value of our FCC licenses in these smaller markets is very small compared to the value of our FCC licenses in the Top 40 MSAs, about 5% of the total value of our licenses. Future changes in service may result in the loss of additional licenses, which may be more valuable than the licenses we have already lost.

Our Satellite Communications Business

TerreStar Networks Inc.

On May 11, 2005, we acquired approximately an additional 13.4% ownership in TerreStar Networks, Inc. for a total 61% ownership interest in, and operating control over, TerreStar Networks Inc. Prior to that date, TerreStar was a subsidiary of MSV established to, among other things, develop a satellite communications system using frequencies in the 2 GHz band, that are part of what is often known as the "S-band." We acquired our ownership interest in TerreStar when, in conjunction with a spin-off of TerreStar to the owners of MSV, we purchased an additional $200 million of newly issued TerreStar common stock. In conjunction with this transaction, TerreStar also entered into an agreement with MSV pursuant to which TerreStar has a perpetual, royalty-free license to utilize MSV's patent portfolio, including those patents related to "ancillary terrestrial component", or ATC, which we anticipate will allow us to deploy a communications network that seamlessly integrates satellite and terrestrial communications, giving a user ubiquitous wireless coverage in the U.S. and Canada.

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

Our business model used to prepare the valuation of TerreStar's assets relies on revenues and cash flows generated by communications services provided by its satellites as well as terrestrial infrastructure. Communications services are assumed to be provided in three principal ways - (i) by utilizing only the satellites, (ii) by utilizing only the terrestrial infrastructure, or (iii) by utilizing a combination thereof via appropriate interfaces between the two methods. The valuation model assumes that a substantial portion of TerreStar's future revenues will be generated by the provision of services utilizing terrestrial components only (approximately on average two-thirds of all revenues over the projection period). We believe that a significant portion of the value of TerreStar's spectrum and intellectual property assets lies in the amount of revenue generated from these terrestrial components. If the amount of terrestrial revenues generated by TerreStar's operating business in the future is lower than anticipated, this could impair the value of TerreStar's assets.

The valuation model further assumes that these terrestrial revenues will be generated in partnership with a terrestrial wireless service partner that either
(i) already has existing terrestrial infrastructure, or (ii) who would have the interest and the capital to deploy such terrestrial infrastructure to provide the scale and scope of communications services assumed in the Company's valuation model. The Company believes that this partner could also potentially provide a large existing subscriber base and/or brand recognition, to go along with the terrestrial infrastructure. Since the model assumes that this partner would provide substantial operating, marketing and capital expenditures in support of these terrestrial services, the Company has assumed that TerreStar would receive a low percentage of the revenue generated by the business (as detailed below). The Company can provide no assurance that it will be successful in entering into a partnership of this nature on the terms assumed in the Company's valuation model, if at all. If it is not successful, it may be required to raise significantly more capital to provide support services to TerreStar and/or to deploy a terrestrial infrastructure on its own, which may be dilutive to existing shareholders. In this case, the Company would retain all of the revenues from the provision of terrestrial services. However, if raising the capital necessary to reach the scale and scope assumed in the valuation model is not possible, the value of TerreStar's assets would be impaired.

Our ability to offer these services depends on TerreStar's right to receive certain regulatory authorizations allowing it to provide MSS in the S-band. These authorizations are subject to various regulatory milestones relating to the construction, launch and operational date of the satellite system required to provide this service. In order to use ATC, TerreStar will need to apply for authority with the FCC, which it has not yet done.

Given Motient's 61% interest in TerreStar as of May 11, 2005, we consolidated the financial results of TerreStar from that point forward. Over the course of 2006, 2007 and 2008, we expect that TerreStar will continue to work on building, testing and deploying its satellite communications system, which will require large capital expenditures, as well as the incurrence of significant operating expenses. During this period, we do not expect that TerreStar will generate any revenues. Therefore, we anticipate that TerreStar will generate operating losses during this period. We anticipate that TerreStar will not be in a position to generate revenues from continuing business operations until 2008 at the earliest.

Results of Operations
---------------------

Years Ended December 31, 2005 and 2004

In the year ended December 31, 2005, we experienced the loss of certain large customer contracts, such as IBM, and a general erosion in our customer base, primarily as a result of those customers' desire to utilize newer wireless technologies, such as GPRS or CDMA, which we cannot support on our DataTac network. A significant portion of this decline in revenue was due to a decline in our wireless internet segment, which was driven generally by the aforementioned desire to move to newer (voice-capable) technologies, as well as the termination of the manufacture of RIM 857 devices by Research in Motion in late 2003, which were the only RIM devices then produced for use on our network and the most common wireless internet device used on our network. We are not able to utilize any newer RIM devices on our network and we believe our wireless internet revenues will continue to decline in the future as we have no product to offer our customers and resellers in this market segment. As a result of this revenue decline, we have been required to take numerous actions to reduce our cost structure and change our operating strategy, including a reduction in our DataTac network coverage. It is possible that these reductions in DataTac network coverage have also caused some of this revenue deterioration and we expect that our anticipated further requirements to reduce DataTac network coverage in response to declining revenues may lead to a further deterioration in related revenues. In addition to this general network reduction, we also believe that several components of our cost structure are much larger than required for our relative business size, and we believe that we can continue to reduce our cost structure in our continued efforts to improve our profitability. In an effort to counteract this revenue decline and market demand for newer wireless technologies, we developed a new set of products and services in early 2005 which we branded iMotient Solutions. These products and services extend our historical expertise of providing mobile data solutions to the advanced wireless networks of Sprint and Cingular. We believe our iMotient Solutions suite of products and services will be our primary source of new revenue for 2006 and beyond, and we are focusing the majority of our development, sales and marketing on this area.

Subscriber Statistics

                                                  As of December 31,
                                     2005                                   2004                               % Change
                      Registered     Billable     Active     Registered     Billable      Active   Registered    Billable    Active
                      ----------     --------     ------     ----------     --------      ------   ----------    --------    ------
Wireless Internet        19,864(1)     12,429     3,566       47,328(2)       35,366      20,126        (58)%      (65)%     (82)%
Field Services            1,703         1,701       109        7,437           7,360       4,896        (77)%      (77)%     (98)%
Transportation           46,380        37,829    38,706       46,721          41,013      40,621         (1)%       (8)%      (5)%
Telemetry                23,857        16,875     6,299       30,107          22,640      11,484        (21)%      (25)%     (45)%
iMotient                  4,728         4,733     4,424          ---             ---         ---         100%       100%      100%
All Other                   188            88        69          256             180         156        (27)%      (51)%     (56)%
                         ------        ------    ------      -------         -------      ------        ---        ---       ---
Total                    96,720        73,655    53,173      131,849         106,559      77,283        (27)%      (31)%     (31)%
                         ======        ======    ======      =======         =======      ======        ===        ===       ===


1) Reflects deregistration of units by RIM on December 31, 2005 of approximately 16,000 units.
2) Reflects deregistration of units by SkyTel on December 31, 2004 of approximately 30,000 units.

Revenue

The table below sets forth, for the periods indicated, a year-over-year comparison of the key components of our revenue:

                                                   Year Ended December 31,
                                  ------------------------------------------------------
Summary of Revenue                  2005         2004           Change        % Change
------------------                  ----         ----           ------        --------
(in millions)
Wireless Internet                   $7.4         $18.3       $(10.9)           (60)%
Field Services                       1.2           5.6         (4.4)           (79)
Transportation                       1.9           3.3         (1.4)           (42)
Telemetry                            1.6           2.3         (0.7)           (29)
iMotient                             0.4            --          0.4             100
All Other                            0.4           2.9         (2.5)           (85)
                                   -----         -----       ------            ---
   Service Revenue                  12.9          32.4        (19.5)           (60)
   Equipment Revenue                 0.9           4.5         (3.6)           (79)
                                   -----         -----       ------            ---
        Total                      $13.8         $36.9       $(23.1)           (63)%
                                   =====         =====       ======            ===

The decrease in service revenue in 2005 as compared to 2004 was primarily the result of a material decrease in wireless internet revenue and the loss of several large accounts, most notably IBM and Brinks in the field service segment. We anticipate that our wireless internet revenue will continue to decline in 2006 as a result of the continued decrease in our wireless internet customer base. As we continue to reduce our DataTac network coverage, we expect revenue in our other market segments that utilize this network will also decline in 2006. We expect our iMotient Solutions revenue to increase in 2006 as we focus our sales and development efforts on this market segment. By market segment, we note:

     o Wireless Internet: The revenue decline in the wireless internet sector during this period was driven almost exclusively by the migration of our wireless internet customers to newer technologies and newer wireless internet products (for example, RIM wireless email devices that incorporate a wireless telephone, which cannot be used on our network). Additionally, the termination of the manufacture of RIM 857 devices by Research in Motion greatly hampered our ability as well as our larger resellers' ability to add new wireless internet customers to our network. We anticipate that our wireless internet revenue will continue to decline in 2006 for similar reasons. In addition, our recent and anticipated future changes to our DataTac network may have been or may be a proponent to this revenue decline over the last year or in the future, respectively.

     o Field Service: The decrease in field service revenue was primarily the result of the termination of several large customer contracts, including IBM, Brinks, Bannex, Pitney Bowes, Schindler, as well as the general reduction of units and/or rates across the remainder of our field service customer base. In addition, our recent and anticipated future changes to our DataTac network may have been or may be a proponent to this revenue decline over the last year or in the future, respectively. Motient believes however that customers in this market segment may potentially present new opportunities to generate new revenues with our iMotient Solutions(TM) products and services.

     o Transportation: The decrease in revenue from the transportation sector was partially the result of UPS, beginning in July 2003, having removed a significant number of their units from our network. UPS represented $0.1 million and $0.5 million of revenue for the three and twelve months ended December 31, 2005, as compared to $0.2 million and $0.9 million of revenue for the three and twelve months ended December 31, 2004. Other customers accounting for the decrease in revenues include Metra, $(0.4) million, Emery, $(0.3) million and Avis, $(0.1) million. In addition, our recent and anticipated future changes to our DataTac network may have been or may be a proponent to this revenue decline over the last year or in the future, respectively. Motient believes however that this market segment will potentially present new opportunities to generate new revenues with our iMotient Solutions(TM) products and services.

     o Telemetry: We experienced revenue growth for 2005 in certain telemetry customer accounts, including CRN, Metersmart and Transaction Network Services Inc., of approximately $0.4 million. This revenue growth was more than offset by the loss of customers or decreased revenues of approximately $1 million in twelve other telemetry accounts. In addition, our recent and anticipated future changes to our DataTac network may have been or may be a proponent to this revenue decline over the last year or in the future, respectively. Motient believes however that this market segment will potentially present new opportunities to generate new revenues with our iMotient Solutions(TM) products and services.

     o iMotient: We activated our first customer units and generated our initial revenue from the iMotient platform in February of 2005. As of December 31, 2005, we had 4,733 billable units utilizing our iMotient platform and generated $0.2 million and $0.4 million in revenues for the three and twelve months ended December 31, 2005. We expect iMotient revenues to increase over the course of 2006.

     o Other Revenue: The decrease in other revenue for the twelve months ended December 31, 2005 as compared to the same period in 2004 was primarily due to the termination of our agreements with Verizon and T-Mobile, which allowed us to sell and promote wireless email and wireless internet applications on their networks. We no longer generate revenues in this product segment and do not expect to generate material revenues in the future.

     o Equipment Revenue: Equipment revenues decreased as the result of the decline sales of devices attributable to our now-terminated agency and dealer agreements with Verizon and T-Mobile.

For the year ended December 31, 2005, one customer, SkyTel, accounted for approximately 21% of Motient's service revenue, no other single customer accounted for more than 10% of our service revenue. As of December 31, 2005, one customer, Geologic Solutions, accounted for more than 20% of our net accounts receivable. No other single customer accounted for more than 10% of our net accounts receivable. The revenue attributable to such customers varies with the level of network airtime usage consumed by such customers, and none of the service contracts with such customers requires that the customers use any specified quantity of network airtime, nor do such contracts specify any minimum level of revenue. There can be no assurance that the revenue generated from these customers will continue in future periods.

Expenses

The table below summarizes, for the periods indicated, a year-over-year comparison of the key components of our operating expenses. Please note that 2005 includes expenses related to TerreStar, which were not consolidated in 2004.

                                                     Year Ended December 31,
                                     --------------------------------------------------
Summary of Expenses                   2005(1)       2004(2)        Change     % Change
-------------------                   -------       -------        ------     --------
(in millions)
Cost of Service and Operations       $ 20.5       $ 39.6      $(19.0)            (48)%
Cost of Equipment Sales                 0.9          4.3        (3.4)            (79)
Sales and Advertising                   1.0          1.9        (0.9)            (48)
Research & Development                  2.3          0.0         2.3             100
General and Administration             35.7         13.2        22.4             168
Operational Restructuring Costs         5.7          6.3        (0.6)            (10)
Depreciation and Amortization          16.0         15.6         0.4               3
Loss on Disposal of Assets             15.0          2.7        12.3             456
Loss on Impairment of Assets           42.9          0.8        42.1            5263
Gain on Debt and Capital Lease
   Retirement                           0.0         (0.8)        0.8            (100)
                                     ------       ------      ------            ----
         Total Operating             $140.0       $ 83.6      $ 56.4              67%
                                     ======       ======      ======            ====

     (1) Includes compensation expense of $0.8 million related to the market value of employee stock options and $11.7 million of stock compensation expense for directors and consultants.

     (2) Includes compensation expense of $6.5 million related to the market value of employee stock options and $3.6 million of stock compensation expense for directors and consultants.

Cost Of Service And Operations: Our largest single cost center is the cost of service and operations, which includes costs to support subscribers, such as network telecommunications charges and site rent for network facilities, network operations employee salary and related costs, network and hardware and software maintenance charges, among other things. As a percentage of total revenues, these costs totaled approximately 158% for 2005, as compared to 122% in 2004. Our aggregate expenses in this area decreased $19.0 million, or $15.0 million, excluding certain non-cash compensation charges. Given our ongoing cost-reduction efforts, we expect these costs will continue to decrease in 2006. The extent of the decrease will depend both upon our ability to successfully manage our cost-reduction efforts as well as the necessity for these expenditures in the future if our revenue continues to decline. The decrease in 2005 is primarily due to:


     o lower employee salary and related costs of $1.1 million for the year ended December 31, 2005 as compared to the same periods in 2004 due to workforce reductions implemented in February 2004 and March 2005.

     o the decrease in licensing fees paid primarily to RIM for licensing Blackberry as a result of the decline of wireless internet units and revenues, of approximately $2.6 million from 2004 to 2005.

     o lower network maintenance costs of approximately $0.5 million from 2004 to 2005 as a result of the continued removal of network switch hardware, older-generation base stations from the network and the removal of base stations under our network rationalization efforts initiated in the second quarters of 2004 and 2005. We currently perform our maintenance on our base stations by contracting directly with service shops in respective regions, which has materially lowered our costs.

     o lower site lease costs of approximately $3.6 million from 2004 to 2005, and lower telecommunications costs of approximately $5.8 million from 2004 to 2005, for base station locations as a result of the removal of base stations as part of our efforts to remove older-generation equipment from our network and the removal of base stations under our network rationalization efforts initiated in the second quarters of 2004 and 2005. As we continue to remove base stations from the network, we anticipate that these costs will continue to decrease.

     o reductions in hardware and software maintenance costs of approximately $0.4 million from 2004 to 2005 as a result of the negotiation of lower rates on maintenance service contracts in 2004 and 2005 and the reduction of software licenses as a result of having fewer employees.

     o lower compensation expenses associated with stock options issued to employees of $0.4 million for 2005, as compared to $4.4 million for 2004. Excluding these compensation charges, cost of service and operations decreased $15.0 million, or 43% for 2005, as compared to 2004.

Cost Of Equipment And Sales: The decrease in cost of equipment was the result of the elimination of sales of devices attributable to agency and dealer agreements with Verizon Wireless and T-Mobile USA. Our efforts to sell under our agent relationships with T-Mobile USA and Verizon Wireless were reduced significantly in the third and fourth quarter of 2004 and these contracts were terminated in the fourth quarter of 2004 to accommodate our agreements with Sprint and Cingular. We anticipate that these costs will be minor in the future given the elimination of the T-Mobile USA and Verizon Wireless reseller agreements. Cost of equipment sales as a percentage of total revenue totaled 7% for the year ended December 31, 2005 as compared to 13% of total revenues for the year ended December 31, 2004.

Sales And Advertising: The decrease in sales and advertising expenses for the year ended December 31, 2005 was primarily attributable to lower employee salary and related costs, of approximately $0.6 million from 2004 to 2005, including lower sales commissions, lower travel and entertainment expense and lower marketing expense, all due to lower sales volumes and the workforce reductions implemented in February 2004 and March 2005. These decreases were also impacted by compensation charges associated with stock options issued to employees of $0.1 million for the year ended December 31, 2005, as compared to $0.4 million for the year ended December 31, 2004. Excluding these compensation charges, sales and advertising decreased $0.6 million, or 38% for the year ended December 31, 2005, as compared to the comparable period in 2004. We anticipate that these costs will increase in the future in conjunction with our increasing efforts to sell and promote our iMotient Solutions (TM) platform. Sales and advertising expenses as a percentage of total revenue totaled approximately 8% for 2005, compared to 6% for 2004.

General And Administrative: Excluding TerreStar, general and administrative expenses for the core wireless business as a percentage of total revenue totaled approximately 224% for 2005 as compared to 41% for 2004. Our aggregate expenses, including TerreStar expense, in this area increased $22.4 million or 169%. However, excluding certain compensation charges related to stock options and restricted stock, general and administrative increased only $15.8 million, or 198% for 2005, as compared to 2004. The increase in general and administrative expenses was primarily attributable to:

     o TerreStar expenses of $6.6 million in 2005, as compared to $0.0 in 2004 which include $1.0 million in salary and related costs, $2.9 million for consulting, $2.3 million for legal and regulatory fees and $0.1 million for audit related fees.
     o increases in legal and regulatory fees, of approximately $3.6 million from 2004 to 2005 as a result of our corporate finance and mergers and acquisitions activity, our litigation support requirements and our related reporting and security registration requirements.
     o audit expenses increased $1.8 million for the year ended December 31, 2005 as compared to the same period in 2004, mainly due to our requirements to comply with Sarbanes-Oxley guidelines for 2004 and our corporate finance activity in the first and second quarters of 2005.

     o consulting and advisory fees increased $8.1 million for 2005 from $3.5 million in 2004 to $11.6 million for 2005, due to certain corporate finance related fees discussed below, fees paid to consultants to support our regulatory efforts for Motient Communications and consulting support we utilized for our success-based site lease negotiation efforts. A consulting fee of $3.7 million, consisting of $0.9 million in cash and 95,000 shares of stock valued at $2.8 million, was paid in the first quarter of 2005 for services rendered in conjunction with the acquisition of further MSV interests from Telcom Ventures, Columbia Capital and Spectrum Equity in February 2005.
     o    higher bonus compensation expense of $0.6 million, and
     o compensation of directors increased $1.8 million in 2005 from $0.9 million for 2004 as compared to $2.7 million for 2005.

We anticipate certain general and administrative costs will decline in the future in conjunction with our overall cost-cutting efforts. As we expand our efforts on TerreStar, however, related general and administrative expenses are anticipated to increase.

Research and Development: Research and development consists of approximately $2.3 million of research and development costs from TerreStar for the period May 11, 2005 to December 31, 2005. We expect these costs from TerreStar to increase in the future as development efforts on its satellite system accelerate.

Operational Restructuring Costs: The 2005 operational restructuring charges of $5.7 million include $0.1 million in the first quarter of 2005 resulting from the severance and related salary charges as a result of the reductions in force in March 2005 and $5.6 million in the second quarter of 2005 resulting from additional network rationalization initiatives in June 2005. Operational restructuring charges of $6.3 million in 2004 consist of $1.2 million in the first quarter of 2004 resulting from the severance and related salary charges as a result of the reductions in force in February 2004, and $5.1 million in the second quarter of 2004 related to certain network rationalization initiatives in June 2004.

Depreciation And Amortization: Excluding TerreStar, depreciation and amortization for the core wireless business was approximately 97% of total revenue for 2005, as compared to 42% for 2004. Including TerreStar, depreciation and amortization expense increased $0.4 million for 2005 as a result of the amortization of our intangible assets of TerreStar and due to our June 2005 network rationalization for which we accelerated the depreciation of certain base station equipment. Excluding these items, our depreciation and amortization expense declined $4.8 million or 31% for 2005 as compared to 2004. Our depreciation expense declined as a result of our decline in asset value related to network reduction efforts in 2004 and 2005 and our write-down of related assets and reduced amortization as a result of our additional impairment of our customer contract intangibles in December 2004.

Loss On Disposal Of Assets: We recorded a loss on disposal of assets of $15.0 million for the year ended December 31, 2005. In the third and fourth quarters of 2005, we determined that due to the material decline in our network traffic, certain of our computer switching equipment was no longer operating at or near capacity and that some of the units could be removed in order to reduce costs. We recorded a loss on this equipment removal of $1.6 million. We also removed certain direct customer connections and miscellaneous equipment related to unused capacity and recorded a loss on network equipment of $1.1 million for equipment that was removed from service. We disposed of certain base station equipment that was the result of business casualties (hurricane Katrina) and cost cutting activities in the amount of $1.5 million. We recorded a loss of $0.1 million for leasehold improvements and office equipment as a result of a fixed asset audit completed in the fourth quarter of 2005. In addition, as a result of our rationalization efforts in 2004 and 2005, there were certain 800 MHz frequencies that were no longer being utilized. As part of our assessment of the past and future utilization of these licenses and the applicable FCC rules governing them, we determined to allow these licenses to expire in the fourth quarter of 2005 and recorded a loss on their disposal of $10.7 million.

On December 9, 2003, Motient Communications entered into an asset purchase agreement, under which Motient Communications will sell additional licenses to Nextel for $2.75 million resulting in a $1.5 million loss which was recorded in December 2003. In February 2004, we closed the sale of licenses covering approximately $2.2 million of the purchase price, and we closed the sale of approximately one-half of the remaining licenses in April 2004. We expect the sale of the remaining licenses to close in 2006. None of these licenses are necessary for our future network requirements. In 2004, we recorded a loss on the sale of certain assets of $3.0 million, consisting of $1.5 million on the sale of frequencies to Nextel (discussed above) and approximately $1.5 million relating to the write-off of consulting costs and equipment purchased for our project to convert our telecommunications circuits from an analog to a digital base. This project was discontinued in favor of our TCPIP/Frame Relay conversion project.

Loss On Impairment Of Assets: In December 2005, the Company revalued our 800 MHz licenses as part of our review of our intangible assets. We determined that these frequency assets were impaired for two reasons. The first reason related to the FCC initiated 800 MHz frequency band reconfiguration effort commonly known as the "consensus plan". While the FCC outlined its broad intentions for this reconfiguration in 2004, the specifics of the plan were subject to negotiation and administration by an appointed transition administrator. Motient has been actively in negotiations with Nextel and the transition administrator and reached a resolution with regard to the repositioning of our frequencies in the fourth quarter of 2005. Second, we experienced a significantly greater decline in our revenues and customer base in the second half of 2005 than anticipated, which will cause us to reduce DataTac network coverage within the top 40 MSAs in 2006. These changes impair the nationwide capacity of our frequencies that was previously maintained, as well as the future revenue and cash flows that either Motient or a third party could generate from the use of these frequencies. As a result of this valuation, we have reduced the nationwide value premium associated with these assets to zero from $18.4 million and reduced the individual frequency value by $24.5 million. As our business declines in the future or we reduce network coverage and service, it is possible that these frequency values may be further impaired.

In December 2004, we performed an analysis on the impact of our revenue decline on our customer contract intangibles. As a result, we determined that the value of our customer contract intangibles was impaired and was reduced by $0.8 million.

Other Expenses & Income

                                                            Year Ended               Year Ended
                                                           December 31,             December 31,
                                                               2005                     2004
                                                               ----                     ----
Other Income/Expense
--------------------
(in thousands)
Interest and other Income (Expense)                         $  7,582                 $ (3,763)
Write -off of deferred financing costs                            --                  (12,035)
Other Income from UPS                                          1,112                       --
Other Income from Aether                                          --                    1,953
Equity in Losses of Mobile Satellite Ventures                (25,059)                 (11,897)
Minority interests in losses of TerreStar                   $  3,263                 $     --

Interest and Other Income (Expense): Interest expense is presented net of interest income on our bank balances. Interest and other income increased for 2005, as compared to 2004, due to increased cash balances from the proceeds of our financing transactions. For 2004, interest expense is presented net of the interest accrued on our note receivable from MSV. As a result of the November 2004 investment transaction into MSV, the principal and interest outstanding under our note receivable from MSV was converted into limited partnership units in MSV.

We have no current plans to seek any additional debt financing, and we accordingly anticipate that we will not have any material interest expense in 2006, other than what may be associated with our trade credit and our preferred stock interest payments, which have been placed in escrow.

Write-Off Of Deferred Financing Fees: The April 2004 repayment of our term credit facility and the subsequent termination on December 31, 2004, resulted in the requirement to immediately expense $12.0 million in financing fees related to the credit facility. The financing fees related to the credit facility represent the unamortized portion of the value ascribed to warrants provided to the term credit facility lenders on our closing of our credit facility in January 2003 and the subsequent amendment in March 2004. We issued warrants to these same lenders at closing of the subsequent amendment in March 2004 to purchase, in the aggregate, 1,000,000 shares of our common stock. The exercise price for these warrants is $4.88 per share. The warrants were valued at $6.7 million using a Black-Scholes pricing model, have been recorded as a debt discount and were being amortized as additional interest expense over three years, the term of the related debt. Upon closing of the amendment to the credit agreement, we also paid closing and commitment fees to the lenders of $320,000, which were also being amortized over three years.

Other Income from UPS: Other income from UPS of $1.1 million is related to the September 2005 settlement of the UPS prepayment agreement. Motient made a payment of $2.0 million to UPS, and in exchange, all but $0.6 million of the outstanding prepayment of $3.7 million was terminated.

Other Income from Aether: We recorded other income from Aether in 2004 of $2.0 million related to their prepaid network airtime agreement entered into in November 2000 when Motient sold its retail transportation business to Aether Systems.

Equity in Losses of Mobile Satellite Ventures: Effective May 1, 2002, we were required to reflect our equity share of the losses of MSV. We recorded equity in losses of MSV of $25.1 million and $11.9 million for the years ended December 31, 2005 and 2004. The MSV losses for the year ended December 31, 2005 are Motient's 38.60% and 48.84% share of MSV's losses for the period. The MSV losses for the year ended December 31, 2004 are Motient's 46.50% and 38.60% share of MSV's losses for the same period. We anticipate that our equity in losses of MSV will continue to increase in 2006, as MSV's expenditures on its next generation network will increase, coupled with a small expected decrease in the revenues from its current customer base.

Minority Interest in TerreStar: For the year ended December 31, 2005, the Company recorded approximately an $8.3 million net loss for TerreStar Networks. The $3.3 million minority interest in TerreStar represents the approximately 39% of TerreStar Networks that is not owned by the Company.

Additionally, we recorded other charges in 2005 and 2004 as a result of various transactions. For additional information concerning these charges, please see "-- Liquidity and Capital Resources."


Years Ended December 31, 2004 and 2003

In the year ended December 31, 2004, we experienced the loss of certain large customer contracts, such as Schindler and Pitney Bowes, and a general erosion in our customer base, primarily as a result of those customers' desire to utilize newer wireless technologies, such as GPRS or CDMA, which we cannot support on our wireless network. The majority of this decline in revenue was due to a decline in our wireless internet segment, which was driven generally by the aforementioned desire to move to newer technologies, as well as the termination of the manufacture of RIM 857 devices by Research in Motion in late 2003, which were the only RIM devices then produced for use on our network and the most common wireless internet device used on our network. We are not able to utilize any newer RIM devices on our network. As a result of this revenue decline, we have been required to take numerous actions to reduce our cost structure and change our operating strategy, which included reductions in the number of employees and changes in senior management and a reduction in our DataTac network coverage, among other things. We believe that several components of our cost structure are much larger than required for our relative business size, and we believe that we can continue to reduce our cost structure in our continued efforts to improve our profitability. We are exploring alternatives ways to provide comparable wireless internet services, using either our DataTac network or our iMotient Solutions platform, however if we are unsuccessful in these efforts, our wireless internet revenue base will continue to decline and we will need to increase revenues from other sources. We believe our iMotient Solutions suite of products and services will be our primary source of new revenue for 2005 and beyond, and we are focusing the majority of our development, sales and marketing on this area.

Subscriber Statistics

                                                 As of December 31,
                                  2004                                2003                                  % Change
                     Registered   Billable    Active    Registered    Billable    Active     Registered      Billable    Active
                     ----------   --------    ------    ----------    --------    ------     ----------      --------    ------
Wireless Internet       47,328(1)     35,366   20,126        106,600     69,673      51,179         (56)%        (49)%     (61)%
Field Services           7,437         7,360    4,896         17,468     16,415       9,851         (57)%        (55)%     (50)%
Transportation          46,721        41,013   40,621         45,902     39,344      39,513            2%           4%        3%
Telemetry               30,107        22,640   11,484         32,420     23,947      13,444          (7)%         (5)%     (15)%
All Other                  256           180      156          1,305      1,043         584         (80)%        (83)%     (73)%
                       -------       -------   ------        -------    -------     -------         ---          ---       ---
Total                  131,849       106,559   77,283        203,695    150,422     114,571         (35)%        (29)%     (33)%
                       =======       =======   ======        =======    =======     =======         ===          ===       ===

     (1) Reflects deregistration of units by SkyTel on December 31, 2004 of approximately 30,000 units.

Revenue

The table below sets forth, for the periods indicated, a year-over-year comparison of the key components of our revenue:

                                        Year Ended December 31,
                         ---------------------------------------------------
Summary of Revenue         2004        2003            Change     % Change
------------------         ----        ----            ------     --------
(in millions)
Wireless Internet         $18.3        $27.8         $(9.5)        (34)%
Field Services              5.6          9.9          (4.3)        (43)
Transportation              3.3          7.9          (4.6)        (58)
Telemetry                   2.3          2.3           0.0           0
All Other                   2.9          1.4           1.5         107
                          -----        -----        ------         ---
Service Revenue            32.4         49.3         (16.9)        (34)%
Equipment Revenue           4.5          5.2          (0.7)        (13)
                          -----        -----        ------         ---
   Total                  $36.9        $54.5        $(17.6)        (32)%
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

     o Other Revenue: The increase in other revenue for the year ended December 31, 2004 was attributable to the settlement of a take-or-pay contract with Wireless Matrix resulting in the recognition of $1.6 million of revenue and approximately $0.7 million of commissions earned via the agency and dealer agreements with Verizon Wireless and T-Mobile USA. Our efforts to sell and promote wireless email and wireless internet applications to enterprise accounts under our agent relationships with T-Mobile USA and Verizon Wireless were reduced significantly in the third and fourth quarter of 2004, which we anticipate will lead to a decline in these revenues in the future, unless we can improve our efforts in this area or refocus our efforts in this revenue segment to a different vendor/strategy. We terminated these agreements in order to enter into our resale agreements with Cingular and Sprint and launch our new iMotient Solutions (TM) platform.

     o Equipment Revenue: The decrease in equipment revenues for the year ended December 31, 2004 was the result of the decline in sales of wireless internet devices as compared to the year ended December 31, 2003 and the third and fourth quarter decline in the sale of devices attributable to agency and dealer agreements with Verizon Wireless and T-Mobile USA.

For the year ended December 31, 2004, one customer, SkyTel, accounted for approximately 22% of the Company's service revenue. No other single customer accounted for more than 10% of our service revenue. As of December 31, 2004, one customer, RIM, accounted for more than 14% of our net accounts receivable. No other single customer accounted for more than 10% of our net accounts receivable. The revenue attributable to such customers varies with the level of network airtime usage consumed by such customers, and none of the service contracts with such customers requires that the customers use any specified quantity of network airtime, nor do such contracts specify any minimum level of revenue. There can be no assurance that the revenue generated from these customers will continue in future periods.

Expenses

The table below summarizes, for the periods indicated, a year-over-year comparison of the key components of our operating expenses.

                                                    Year Ended December 31,
                                     ---------------------------------------------------
Summary of Expenses                   2004(1)       2003(2)        Change     % Change
-------------------                   -------       -------        ------     --------
(in millions)
Cost of Service and Operations       $   39.6       $ 51.4    $   (11.8)        (23)%
Cost of Equipment Sales                   4.3          5.9         (1.6)        (27)
Sales and Advertising                     1.9          4.6         (2.7)        (59)
General and Administration               13.2         11.3          1.9          17
Operational Restructuring and
Impairment Costs                          6.3           --          6.3          --
Depreciation and Amortization            15.6         21.5         (5.9)        (27)
Loss on Disposal of Assets                2.7          3.0         (0.3)        (10)
Loss on Impairment of Asset               0.8          5.5         (4.7)        (85)
Gain on Debt and Capital
Lease Retirement                        (0.8)           --         (0.8)         --
                                     --------       ------    ---------        ----
         Total Operating             $   83.6       $103.2    $   (19.6)       (19)%
                                     ========       ======    =========        ====

     (1) Includes compensation expense of $6.5 million related to the market value of employee stock options and $3.6 million of stock compensation expense for director and consultants.
     (2) Includes compensation expense of $0.6 million related to the market value of employee stock options.

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

     o Sales And Advertising: Sales and advertising expenses as a percentage of total revenue totaled approximately 5% for 2004, compared to 8% for 2003. The decrease in sales and advertising expenses for the year ended December 31, 2004 was primarily attributable to lower employee salary and related costs, of approximately $1.9 million from 2003 to 2004, including sales commissions of approximately $0.5 million from 2003 to 2004, due to lower sales volumes and the workforce reductions implemented in March 2003 and February 2004. These decreases were also impacted by compensation charges associated with stock options issued to employees of $0.4 million for the year ended December 31, 2004, as compared to $0.2 million for the year ended December 31, 2003. Excluding these compensation charges, sales and advertising decreased $3.0 million, or 67% for the year ended December 31, 2004, as compared to the comparable period in 2003. We anticipate that these costs will increase in the future in conjunction with our increasing efforts to sell and promote our iMotient Solutions (TM) platform. Additionally, we may experience additional non-cash compensation expense related to currently outstanding employee stock options if the market price of our common stock continues to increase. (See "--2002 Stock Option Plan" below).

     o General And Administrative: General and administrative expenses for the core wireless business as a percentage of total revenue totaled approximately 36% for 2004 as compared to 21% for 2003. Our aggregate expenses in this area increased $1.9 million or 17%. However, excluding certain compensation charges related to stock options, general and administrative decreased $3.1 million, or 28% for the year ended December 31, 2004, as compared to 2003. The decrease in general and administrative expenses was primarily attributable to:

          o lower employee salary and related costs due to the workforce reductions implemented in March 2003 and February 2004 of approximately $0.4 million from 2003 to 2004,
          o lower rent expense as a result of the closure of our Reston facility in July 2003, of approximately $0.6 million from 2003 to 2004,
          o lower audit and tax fees, of approximately $0.2 million from 2003 to 2004, and
          o a reduction in bad debt reserves primarily due to lower accounts receivable balances as a result of improvements in our collection capabilities, of approximately $0.5 million from 2003 to 2004.

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

          In the second quarter of 2004, we finalized plans to implement certain network station rationalization initiatives. These initiatives involve the de-commissioning of base stations from our network. We had 1,549 base stations in our network as of March 31, 2004, and as of December 31, 2004, we have 1,239 base stations in our network. We took these actions in a coordinated effort to reduce network operating costs while also focusing on minimizing the potential impact to our customers' communications and coverage requirements. We were substantially complete with these network rationalization initiatives in December 2004. Additionally, during the first quarter of 2005, Motient initiated a plan to refocus its DataTac network primarily on the Top 40 Metropolitan Statistical Areas (MSAs). This plan involves the decommissioning of DataTac network components and termination of service in previously served MSAs above the Top 40. Given the similar coverage profiles of the Cingular and Sprint networks, the significantly increased capacity capabilities of these networks relative to DataTac and the concentration of our revenues in the Top 40 MSAs, we determined that this plan best allowed us to match our network infrastructure costs with our revenue base, while continuing to meet the needs of as many of our customers as possible. We have notified our customers of this change in our network coverage and this decommissioning began on June 1, 2005. We are making every effort to provide any impacted customers with alternatives to migrate their services and applications either to our new iMotient Solutions platform, or to other networks using our agreements with RACO Wireless, Inc. and eAccess Solutions, Inc. We expect that the costs associated with this de-commissioning will be lower than in 2004. We anticipate that a major component of these costs will be the write-off of our de-commissioned base stations (anticipated to be approximately $1.2 million). However, any future programs of de-commissioning could result in increased expenditures in this area. No such additional programs are planned at this time.

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

          On July 29, 2003, our wholly-owned subsidiary, Motient Communications, entered into an asset purchase agreement with Nextel, under which Motient Communications sold to Nextel certain of its SMR licenses issued by the FCC for $3.4 million. The closing of this transaction occurred on November 7, 2003. On December 9, 2003, Motient Communications entered into a second asset purchase agreement, under which Motient Communications will sell additional licenses to Nextel for $2.75 million resulting in a $1.5 million loss which was recorded in December 2003. In February 2004, we closed the sale of licenses covering approximately $2.2 million of the purchase price, and we closed the sale of approximately one-half of the remaining licenses in April 2004. The transfer of the other half of the remaining licenses has been challenged at the FCC by a third-party. While we believe, based on the advice of counsel, that the FCC will ultimately rule in our favor, we cannot assure you that we will prevail, and, in any event, the timing of any final resolution is uncertain. None of these licenses are necessary for our future network requirements. We recorded a loss on the sale of certain assets of $3.0 million, consisting of $1.5 million on the sale of frequencies to Nextel (discussed above) and approximately $1.5 million relating to the write-off of consulting costs and equipment purchased for our project to convert our telecommunications circuits from an analog to a digital base. This project was discontinued in favor of our TCPIP/Frame Relay conversion project.

          In June 2004, we negotiated settlements of our vendor financing and notes payable with Motorola and our capital lease with Hewlett-Packard. These settlements resulted in a gain on debt and capital lease retirements of $0.8 million.

Other Expenses & Income

                                                                                 Year Ended
                                                           Year Ended             December
                                                          December 31,          December 31,
                                                              2004                  2003
                                                              ----                  ----
Other Income/Expense
--------------------
(in thousands)
Interest Expense, net                                      $ (3,763)             $ (5,703)
Write -off of deferred financing costs                      (12,035)                   --
Other Income from Aether                                      1,953                 2,203
Equity in Losses of Mobile Satellite Ventures              $(11,897)             $ (9,883)

Interest Expense: Interest expense decreased for the year ended December 31, 2004, as compared to the year ended December 31, 2003, due primarily to the April 2004 repayment of our term credit facility and the July 2004 repayments of our notes payable to Motorola, Rare Medium and CSFB, and the termination of our capital lease with Hewlett-Packard.

Write-Off Of Deferred Financing Fees: The April 2004 repayment of our term credit facility and the subsequent termination on December 31, 2004, resulted in the requirement to immediately expense $12.0 million in financing fees related to the credit facility. The financing fees related to the credit facility represent the unamortized portion of the value ascribed to warrants provided to the term credit facility lenders on our closing of our credit facility in January 2003 and the subsequent amendment in March 2004. We issued warrants to these same lenders at closing of the subsequent amendment in March 2004 to purchase, in the aggregate, 1,000,000 shares of our common stock. The exercise price for these warrants is $4.88 per share. The warrants were valued at $6.7 million using a Black-Scholes pricing model, have been recorded as a debt discount and were being amortized as additional interest expense over three years, the term of the related debt. Upon closing of the amendment to the credit agreement, we also paid closing and commitment fees to the lenders of $320,000, which were also being amortized over three years.

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

Effective May 1, 2002, we were required to reflect our equity share of the losses of MSV. We recorded equity in losses of MSV of $11.9 million and $9.9 million for the years ended December 31, 2004 and 2003. The MSV losses for the years ended December 31, 2004 and 2003 are Motient's 46.5% and 38.6% share of MSV's losses for the same period reduced by the loans in priority. For the years ended December 31, 2004 and 2003, MSV had revenues of $29.0 million and $27.1 million, operating expenses of $55.7 million and $44.1 million and a net loss of $33.5 million and $28.0 million, respectively. Our calculations give effect to the impairment of our investment in MSV in the fourth quarter of 2002 in the amount of $15.4 million. We are unable to predict our equity share of MSV's gain or losses in future periods, but we do not anticipate that MSV will be profitable in the near future. For additional information, please see the MSV financial statements starting on Page M-1.

2002 Stock Option Plan

Options to purchase 791,317 shares of our common stock were outstanding as of December 31, 2005 under our 2002 stock option plan. Of these, 64,640 options are accounted for in accordance with variable plan accounting, which requires that the value of these options are measured at their intrinsic value and any change in that value be charged to the income statement each quarter based on the difference (if any) between the intrinsic value and the then-current market value of the common stock. Therefore, for every $10 increase in our stock price, we would incur $10 of non-cash expense for every variable option outstanding at the end of the period.

The Company's 2002 Stock Option Plan was amended to increase the number of shares of the Company's common stock authorized to be issued under the plan by 2,500,000 shares on June 15, 2005 at the Annual Meeting of Stockholders.

Material Off-Balance Sheet Transactions

As of December 31, 2005, 2004 and 2003, we did not have any material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) under Regulation S-K.

Liquidity And Capital Resources

The Company's future financial performance will depend on the successful implementation of its business plan. As of December 31, 2005, the Company had $181 million of cash on hand, excluding restricted cash, of which approximately $73 million was held at Motient Corporation and $108 million was held at TerreStar. In 2006, Motient Corporation anticipates completing its previously announced rights offering for proceeds of approximately $21.4 million.

TerreStar's business plan will require substantial funds to finance the anticipated operating and capital expenditures of TerreStar. TerreStar currently has contractual commitments in 2006 for its satellite system and part of its planned ground segment totaling approximately $125 million, excluding anticipated additional contractual cost if TerreStar elects the option for its second satellite in 2006. These contractual commitments exclude TerreStar's operating requirements for 2006. In the case of each of TerreStar's contractual commitment, TerreStar has the ability to terminate its financial obligation with 30 days notice and its liability would be limited to monies expended to date of termination. However, if the progress of the satellite system or ground segment system is curtailed by this termination, it could materially impede TerreStar's ability to complete its satellite and ATC network in a timely fashion and thereby prevent TerreStar from timely generating revenues at the levels anticipated.

TerreStar will likely face a cash deficit in 2006 under its current business plan. If TerreStar is unable to secure financing from a third party source to meet this cash deficit in 2006, then Motient may decide that it will support TerreStar's funding obligations with cash on hand at Motient. However, Motient is under no obligation to do so. The Company cannot guarantee that additional financing sources will be available for TerreStar from third party sources, the capital markets or the Company at any given time or available on favorable terms. In addition, MSV has substantial funding requirements in the near and long term future, and while the Company is not obligated to meet such funding requirements, MSV's failure to meet such requirements could materially impair the value of the Company's investment in MSV.

The cash requirements for TerreStar and MSV, along with the Company's possible obligation to rescind $90 million of the Series A Preferred Stock, may place significant pressures on the Company's liquidity position and the value of its assets and/or investments. If future cash requirements exceed those currently anticipated, the Company may require additional financing in amounts that will be material in advance of the currently anticipated funding timeframes. The type, timing and terms of financing that the Company obtains will be dependent upon its cash needs, the availability of financing sources and the prevailing conditions in the financial markets. The Company cannot guarantee that additional financing sources will be available at any given time or available on favorable terms.

Summary Of Cash Flows For The Years Ended December 31, (in thousands):

                                                                        2005              2004
                                                                        ----              ----
Net cash Flows used in Operating Activities:                      $    (32,207)     $    (18,354)
Net cash Flows used in Investing Activities:                          (111,871)         (120,662)
Cash Flows from Financing Activities:
      Proceeds from the issuance of equity securities                    2,204           192,024
      Stock issuance costs and other charges                                (9)           (6,974)
      Principal payments under capital leases                              ---            (2,605)
      Principal payments under Vendor Financing                            ---            (2,645)
      Repayment under Term Credit Facility                                 ---            (6,899)
      Repayment of Notes Payable                                        (8,739)          (23,990)
      Proceeds from Term Credit Facility                                   ---             1,500
      Proceeds from issuance of employee stock options                   1,330             2,032
      Proceeds from issuance of Series A Cumulative
      Convertible Preferred Stock                                      408,500               ---
      Issuance cost associated with Series A Cumulative
      Convertible Preferred Stock                                      (17,570)              ---
      Dividends paid on Series A Cumulative Convertible
      Preferred Stock                                                  (10,723)              ---
      Debt issuance costs and other charges                                                 (100)
      Purchase of treasury stock                                       (67,086)               --
Net cash provided by financing activities                               307,907          152,343
Net increase in cash and cash equivalents                               163,829           13,327
Cash and Cash Equivalents, beginning of year                             16,945            3,618
Cash and Cash Equivalents, end of year                            $     180,774     $     16,945

Operating Activities:

Net cash used in operating activities during the year ended December 31, 2005 was approximately $32.2 million as compared to $18.4 million for the year ended December 31, 2004.

The $13.8 million increase in operating cash used in 2005 over 2004 is attributed to a higher 2005 net loss of $67.0 million, higher depreciation and amortization of $0.4 million, higher equity losses recorded for our investment in MSV of $13.2 million, larger losses on asset disposals of $12.4 million, which includes an increased loss of $0.8 million for 800 MHz frequencies that were charged to restructuring as a part of our 2005 network rationalization, the impairment of long-lived assets of $42.1 million, a 2004 gain on debt extinguishment of $0.8 million, restructuring charges in 2004 of $0.8 million, increase in the 401(k) match of $0.1 million and higher non-cash stock compensation of $2.3 million.

The increase in cash used in operations was partially offset by losses from TerreStar operations of $3.3 million and 2004 write-off of deferred financing costs of $12 million and the 2004 non-cash amortization of deferred financing fees of $2.5 million.

Changes in assets and liabilities during the year ended December 31, 2005 resulted in an increase to operating cash used of approximately $4.9 million as compared to a change of $3.8 million in 2004. The $1.1 million 2005 increase consists of a $0.2 million decrease in cash used for accounts payable and accrued expenses as opposed to a $5.6 million increase in 2004. This decrease is a result of lower expenses and reduced accruals. $4.9 million in deferred revenue and other deferred items were amortized in 2005 as compared to $6.2 million in 2004 primarily due to small additions to deferred revenue as a result lower equipment sales and registration fees as well as lower customer prepaid balances. A $0.1 million decrease in cash used for inventory is a result of the termination of our T-Mobile and Verizon contracts and the end-of-life decision for RIM 857 devices. A $1.1 million decrease in cash received from accounts receivable in 2005 as compared to a $1.9 million decline in 2004 is the result of our decline in revenues. The $1.4 million increase in other current assets, as compared to a decrease in 2004 of $4.5 million is primarily attributable to an increase in our prepaid D&O insurance and an increase in interest receivable as a result of our higher cash balances.

Investing Activities:

Net cash used in investing activities for the year ended December 31, 2005 was $111.8 million as compared to $120.7 million used in investing activities for the year ended December 31, 2004. The decrease in cash used in investing activities of $8.8 million was attributable to increases in restricted cash consisting of approximately $79 million related to the satellite construction contract for TerreStar Networks and approximately $32 million related to future interest payments on the Series A and Series B Cumulative Convertible Preferred Stock. Cash used for additions to property, plant and equipment and capital equipment purchases of approximately $8 million consist of approximately $7.8 million paid for the TerreStar satellite under construction and approximately $0.2 million for various computer equipment for both Motient and TerreStar. This $119 million increase in cash used in investing activities is offset by $6 million in restricted cash acquired in the TerreStar purchase. The restricted cash was acquired as a part of the funds on deposit related to the TerreStar satellite construction contract.

Financing Activities:

Net cash provided by financing activities was $307.9 million for the year ended December 31, 2005 as compared to $152.3 million for the year ended December 31, 2004. The $155.6 million increase in cash provided by financing activities in 2005 over 2004 was the result of the proceeds from the issuance of Series A Cumulative Convertible Preferred Stock of $408.5 million, proceeds from the exercise of warrants of $2.2 million and proceeds from the exercise of employee stock options of $1.3 million. These proceeds were partially offset by issuance costs associated with the Series A Cumulative Convertible Preferred Stock of $17.6 million, dividends paid on the Series A Cumulative Convertible Preferred Stock of $10.7 million, the repayment of a TerreStar note payable to MSV of $8.7 million and the purchase of treasury stock in the amount of $67 million. In 2005, Motient repurchased 3,487,202 shares of it common stock at prices ranging from $15.60 to $23.75 per share.

We believe that our funds available at December 31, 2005, together with our planned rights offering and the proceeds from the exercise of warrants and options, will be adequate to satisfy our current and planned operations for at least the next 12 months. We have no definite plans with respect to the acquisition of any additional debt or equity financing beyond the April 2005 private placement of our preferred stock. However, to the extent that we require additional liquidity to fund our operations (including, but not limited to, construction costs of TerreStar's communications network), we may undertake additional debt or equity financings.

Debt And Capital Lease Obligations

As of December 31, 2005, Motient had no outstanding debt obligations other than obligations with respect to the repayment of its Series A and B Preferred Stock. If not converted or repaid, the entire amount of $408.5 million will be due on April 15, 2010. The first two years' dividend payments for approximately $43 million have been placed in escrow. Future dividend payments will be due bi-annually, payable in cash (at a 5.25% annual interest rate) or in common stock (at a 6.25% annual interest rate).

United Parcel Service Prepayment: In December 2002, Motient entered into an agreement with UPS pursuant to which UPS prepaid an aggregate of $5 million in respect of network airtime service to be provided beginning January 1, 2004. In April 2005, this agreement was amended, and then in September 2005, the agreement was amended again. Motient made a payment of $2.0 million to UPS, and in exchange, all but $0.6 million of the outstanding prepayment of $3.7 million was terminated. The remaining $0.6 million prepayment must be used by UPS prior to March 31, 2006. If not used, UPS will forfeit this prepayment, and it will not be repaid.

Contractual Cash Obligations

As of December 31, 2005, we had no outstanding commitments to purchase inventory. As of December 31, 2005, we had the following outstanding cash contractual operating commitments:

                                                                                                                     More than 5
                                                Total             <1 Year           1-3 Years        3-5 Years          Years
                                           ----------------    ---------------    --------------    -------------    -------------
(in thousands)
TerreStar Satellite (1)                    $       166,000            125,000            41,000               --               --
Operating leases (2)                       $        11,926              3,975             5,126            2,825               --
                                           ----------------    ---------------    --------------    -------------    -------------
Total Contractual Cash Obligations         $       177,926            128,975            46,126            2,825               --

(1) These commitments include time payments related to the satellite construction contract with Space Systems/Loral, Inc. and the ground-based satellite beam access subsystem contract with Hughes Network Systems, LLC. This satellite is scheduled to be completed in November 2007.
(2) These commitments generally contain provisions that provide for an acceleration of rent upon a default by us, except that certain long-term real estate leases, categorized as Operating Leases, may not contain such provisions.

On August 16, 2005, Highland Equity Focus Fund, L.P., Highland Crusader Offshore Partners, L.P., Highland Capital Management Services, Inc., and Highland Capital Management, L.P., affiliates of James Dondero, a former director of Motient, filed a lawsuit in Dallas County, Texas against Motient challenging the validity of the Series A Preferred on the basis of the confusion regarding the voting rights of the Series A Preferred and seeking rescission of their purchase of the shares of Series A Preferred that they purchased from Motient in the private placement in April 2005. These entities acquired 90,000 shares of Series A Preferred for a purchase price of $90 million in that private placement. Motient believes that this claim is without merit and intends to vigorously defend this lawsuit.

Restructuring Costs

In February 2004 and March 2005, the Company reduced its workforce by 54 and 11 employees, respectively. In accordance with SFAS No. 112, "Employers' Accounting for Post-employment Benefits - an amendment of FASB statements No. 5 and 43", the Company recorded a liability for the severance, employee benefits and estimated payroll taxes of $1.1 million and $0.1 million, respectively related to the reductions in workforce.

In June 2004, the Company recorded a restructuring charge of $5.1 million related to certain network rationalization initiatives, consisting of base station deconstruct costs of $0.5 million, the loss on the retirement of certain base station equipment of $2.8 million and termination liabilities of $1.8 million for site leases no longer required for removed base stations. Of these amounts, as of December 31, 2005, the Company had incurred base station deconstruct costs of $0.5 million, the loss on the retirement of certain base station equipment of $2.8 million and termination liabilities of $1.4 million for site leases no longer required for removed base stations. The Company recorded these charges in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities".

In June 2005, the Company recorded a restructuring charge of $5.6 million related to additional network rationalization initiatives for Motient Communications, consisting of base station deconstruct costs of $0.1 million, the loss on the cancellation of frequencies of $3.6 million and termination liabilities of $1.9 million for site leases no longer required for removed base stations. Of these amounts, as of December 31, 2005, the Company had incurred base station deconstruct costs of than $0.1 million, the loss on the cancellation of frequencies of $3.6 million and termination liabilities of $0.6 million for site leases no longer required for removed base stations. The Company recorded these charges in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". In January 2005 the Company identified the base station equipment associated with the 2005 rationalization and adjusted their remaining useful lives for depreciation purposes, resulting in approximately $1.8 million of accelerated depreciation expense. The Company recorded these charges in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets".

The following table displays the activity and balances of the restructuring reserve account from January 1, 2005 to December 31, 2005:

                                     Employee     FCC License     Base Station     FCC License     Site Lease
                                   Terminations    Disposals     Deconstruction   Terminations    Terminations     Total
                                   ------------    ---------     --------------   ------------    ------------     -----
Balance January 1, 2005               $(350)      $   ---            $ ---           $  5         $  (942)      $(1,287)
-----------------------------------------------------------------------------------------------------------------------------
Restructure Charge                      (85)          ---              ---            ---             ---           (85)
-----------------------------------------------------------------------------------------------------------------------------
Deductions - Cash                        39           ---              ---            ---             197           236
-----------------------------------------------------------------------------------------------------------------------------
Balance March 31, 2005                 (396)          ---              ---              5            (745)       (1,136)
-----------------------------------------------------------------------------------------------------------------------------
Restructure Charge                      ---       (3,581)             (147)           ---          (1,852)       (5,580)
-----------------------------------------------------------------------------------------------------------------------------
Increase due to
reclassification of
site lease accrual                      ---           ---              ---            ---            (206)         (206)
-----------------------------------------------------------------------------------------------------------------------------
Deductions - Cash                       164                             24            ---             498           686
-----------------------------------------------------------------------------------------------------------------------------
Deductions - Non-Cash                   ---         3,581              ---            ---             ---         3,581
-----------------------------------------------------------------------------------------------------------------------------
Balance June 30, 2005                  (232)          ---             (123)             5          (2,305)       (2,655)
-----------------------------------------------------------------------------------------------------------------------------
Deductions - Cash                       232           ---              123            ---             620           975
-----------------------------------------------------------------------------------------------------------------------------
Deductions - Non-Cash                   ---           ---              ---             (5)             ---           (5)
-----------------------------------------------------------------------------------------------------------------------------
Balance September 30, 2005              ---           ---              ---            ---          (1,685)       (1,685)

-----------------------------------------------------------------------------------------------------------------------------
Deductions - Cash                       ---           ---              ---            ---             493           493
-----------------------------------------------------------------------------------------------------------------------------
Balance December 31,
2005                                  $ ---       $   ---            $ ---           $---         $(1,192)      $(1,192)
-----------------------------------------------------------------------------------------------------------------------------

Other

On May 1, 2002, the effective date of our Plan of Reorganization, the financing agreements that included restrictions on our ability to pay dividends were terminated as part of the implementation of our Plan of Reorganization; however, the terms of our Series A and B Preferred Stock restricts our ability to pay dividends in certain circumstances. We have never paid dividends and do not expect to do so in the near future, except for dividends required to be paid on our Series A and Series B Preferred Stock. The cash required to make the first two years of dividend payments on this preferred stock has been placed in escrow.

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

TerreStar Asset Purchase

On May 11, 2005, TerreStar was spun-off by MSV to its limited partners and, in connection with that spin-off, Motient acquired ownership of approximately 49% of the issued and outstanding shares of capital stock of TerreStar. On the same day, Motient Ventures Holding Inc., or MVH, a wholly owned subsidiary of Motient Corporation, purchased 8,190,008 shares of newly issued common stock of TerreStar from TerreStar for $200 million pursuant to a Purchase Agreement by and between MVH and TerreStar. The stock purchase increased Motient's ownership to its current 61% of TerreStar's issued and outstanding common stock. Motient's ownership is subject to the terms of a stockholder's agreement with the minority stockholders of TerreStar.

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

Deferred Taxes

We have generated significant net operating losses for tax purposes as of December 31, 2005. We have had our ability to utilize these losses limited on two occasions as a result of transactions that caused a change of control in accordance with the Internal Revenue Service Code Section 382. Additionally, since we have not yet generated taxable income, we believe that our ability to use any remaining net operating losses has been greatly reduced; therefore, we have provided a full valuation allowance for any benefit that would have been available as a result of our net operating losses. See Note 2, "Significant Accounting Policies - Deferred Taxes", of notes to the consolidated financial statements for further details.

Revenue Recognition

The Company's revenues are recorded in accordance with the Securities and Exchange Commission's (SEC) Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition and Emerging Issues Task Force (EITF) No. 00-21, Accounting For Revenue Arrangements With Multiple Deliverables. The Company recognizes revenue as follows:

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

We package airtime usage on our terrestrial network that involves a wide variety of volume packaging, for example, anything from a 35 kilobytes per month plan up to unlimited kilobyte usage per month, with various gradations in between. Discounts may be applied when comparing one customer to another, and such service discounts are recorded as a reduction of revenue when granted. The Company does not offer incentives generally as part of its service offerings, however, if offered they would be recorded as a reduction of revenue ratably over a contract period.

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

Equipment And Service Sales: We sell equipment to resellers who market our terrestrial product and airtime service to the public. We also sell our product directly to end-users. Revenue from the sale of the equipment as well as the cost of the equipment, are initially deferred and are recognized over a period corresponding to our estimate of customer life of two years. Equipment costs are deferred only to the extent of deferred revenue. As of December 31, 2005 and 2004, the Company had capitalized a total of $0.1 million and $1.0 million of deferred equipment revenue, respectively, and had deferred equipment costs of $0.1 million and $0.9 million, respectively.

Valuation of Long-Lived Assets

The Company evaluates whether long-lived assets, excluding goodwill, have been impaired when circumstances indicate the carrying value of those assets may not be recoverable. For such long-lived assets, an impairment exists when its carrying value exceeds the sum of estimates of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. When alternative courses of action to recover the carrying amount of a long-lived asset are under consideration, a probability-weighted approach is used for developing estimates of future undiscounted cash flows. If the carrying value of the long-lived asset is not recoverable based on these estimated future undiscounted cash flows, the impairment loss is measured as the excess of the asset's carrying value over its fair value, such that the asset's carrying value is adjusted to its estimated fair value.

Management assesses the fair value of long-lived assets using commonly accepted techniques, and may use more than one source. Sources to determine fair value include, but are not limited to, recent third party comparable sales, internally developed discounted cash flow analysis and analysis from outside advisors. Significant changes in market conditions resulting from events such as changes in FCC license issuances or the condition of an asset, or a change in management's intent to utilize the asset would generally require management to re-assess the cash flows related to the long-lived assets.

The Company uses the criteria in SFAS No. 144 to determine when an asset is classified as "held for sale." Upon classification as "held for sale," the long-lived asset or asset group is measured at the lower of its carrying amount or fair value less cost to sell, depreciation is ceased and the asset or asset group is separately presented on the Consolidated Balance Sheets. When an asset or asset group meets the SFAS No. 144 criteria for classification as held for sale within the Consolidated Balance Sheets, the Company does not retrospectively adjust prior period balance sheets to conform to current year presentation.

The Company uses the criteria in SFAS No. 144 and EITF 03-13, "Applying the Conditions in Paragraph 42 of FAS 144 in Determining Whether to Report Discontinued Operations" (EITF 03-13), to determine whether components of the Company that are being disposed of or are classified as held for sale are required to be reported as discontinued operations in the Consolidated Statements of Operations. To qualify as a discontinued operation under SFAS No. 144, the component being disposed of must have clearly distinguishable operations and cash flows. Additionally, pursuant to EITF 03-13, the Company must not have significant continuing involvement in the operations after the disposal (i.e. the Company must not have the ability to influence the operating or financial policies of the disposed component) and cash flows of the assets sold must have been eliminated from the Company's ongoing operations (i.e. the Company does not expect to generate significant direct cash flows from activities involving the disposed component after the disposal transaction is completed). Assuming both preceding conditions are met, the related results of operations for the current and prior periods, including any related impairments, would be reflected as (Loss) Income From Discontinued Operations, net of tax, in the Consolidated Statements of Operations. If an asset held for sale does not meet the requirements for discontinued operations classification, any impairments and gains or losses on sales would be recorded in continuing operations as Gains (Losses) on Sales of Other Assets, net, in the Consolidated Statements of Operations. Impairments for all other long-lived assets, other than goodwill, are recorded as Gain (Loss) on impairment of assets in the Consolidated Statements of Operations.

FCC licenses and other intangible assets consist of the following:

                                                           December 31,
                                                       2005           2004
                                                          (in thousands)
                                                   ---------------------------
FCC 800 MHz licenses need $ signs                    $  7,323       $ 80,594
FCC 2 GHz licenses                                     66,786             --
Intellectual property                                  11,786             --
Customer contracts                                        349            349
                                                     --------       --------
                                                       86,244         80,943
Less accumulated amortization                          (5,176)       (13,294)
                                                     --------       --------
FCC licenses and other intangible assets, net        $ 81,068       $ 67,649
                                                     ========       ========

Amortization totaled $8,008, $5,616 and $7,696, for the years ended December 31, 2005, 2004 and 2003, respectively.

FCC Licenses

In December 2005, the Company revalued its 800 MHz licenses as part of its review of its intangible assets. The Company determined that these frequency assets were impaired for two reasons. The first reason related to the FCC initiating 800 MHz frequency band reconfiguration effort commonly known as the "consensus plan". While the FCC outlined its broad intentions for this reconfiguration in 2004, the specifics of the plan were subject to negotiation and administration by an appointed transition administrator. Motient has been actively in negotiations with Nextel and the transition administrator and reached a resolution with regard to the repositioning of its frequencies in the fourth quarter of 2005. Second, the Company experienced a significantly greater decline in its revenues and customer base in the fourth quarter of 2005 than anticipated, which will cause us to reduce DataTac network coverage within the top 40 MSAs in 2006. These changes impair the nationwide capacity of our frequencies that was previously maintained, as well as the future revenue and cash flows that either Motient or a third party could generate from the use of these frequencies. As a result of this valuation, the Company has recorded an $18.4 million impairment charge related to the nationwide value premium associated with these assets bringing the balance to zero and a $24.5 million impairment charge related to the individual frequency value. If the Company's business should decline in the future or the Company reduces network coverage and service, it is possible that these frequency assets may be further impaired.

The Company accounts for its frequencies as finite-lived intangibles and amortizes them over a 15-year estimated life and amortizes customer contracts over a three-year life.

The Company reevaluated the customer-related intangibles as of December 31, 2004 due primarily to the decline in revenue from the Company's wireless internet customer segment. This valuation resulted in an impairment of the customer-related intangibles of $0.8 million in the fourth quarter of 2004.

The table below outlines the Company's amortization requirements for the five year period from December 31, 2005.

                                                          December 31,
                                                          ------------
                                   2006          2007        2008         2009        2010      Thereafter
                                   ----          ----        ----         ----        ----      ----------
   800 MHz Licenses                  $499          $499        $499        $499         $499      $3,205
   2 GHz Licenses                   4,452         4,452       4,452       4,452        4,452      41,675
   Intellectual Property              786           786         786         786          786       7,353
   Customer Contracts                 150           ---         ---         ---          ---         ---
                                   ------        ------      ------      ------       ------     -------
   Total Amortization              $5,887        $5,737      $5,737      $5,737       $5,737     $52,233

Other Intangible Assets

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

The Company's business model used to prepare the valuation of TerreStar's assets relies on revenues and cash flows generated by communications services provided by its satellites as well as terrestrial infrastructure. Communications services are assumed to be provided in three principal ways - (i) by utilizing only the satellites, (ii) by utilizing only the terrestrial infrastructure, or (iii) by utilizing a combination thereof via appropriate interfaces between the two methods. The valuation model assumes that a substantial portion of TerreStar's future revenues will be generated by the provision of services utilizing terrestrial components only (approximately on average two-thirds of all revenues over the projection period). The Company believes that a significant portion of the value of TerreStar's spectrum and intellectual property assets lies in the amount of revenue generated from these terrestrial components. If the amount of terrestrial revenues generated by TerreStar's operating business in the future is lower than anticipated, this could materially decrease the value of TerreStar and its assets.

The valuation model further assumes that these terrestrial revenues will be generated in partnership with a terrestrial wireless service partner that either
(i) already has existing terrestrial infrastructure, or (ii) who would have the interest and the capital to deploy such terrestrial infrastructure to provide the scale and scope of communications services assumed in the Company's valuation model. The Company believes that this partner could also potentially provide a large existing subscriber base and/or brand recognition, to go along with the terrestrial infrastructure. Since the model assumes that this partner would provide substantial operating, marketing and capital expenditures in support of these terrestrial services, the Company has assumed that TerreStar would receive a low percentage of the revenue generated by the business (as detailed below). The Company can provide no assurance that it will be successful in entering into a partnership of this nature on the terms assumed in the Company's valuation model, if at all. If it is not successful, it may be required to raise significantly more capital to provide support services to TerreStar and/or to deploy a terrestrial infrastructure on its own, which may be dilutive to existing shareholders. In this case, the Company would retain all of the revenues from the provision of terrestrial services. However, if raising the capital necessary to reach the scale and scope assumed in the valuation model is not possible, the value of TerreStar and its assets would be materially decreased.

The Company's valuation of TerreStar's intellectual property rights was determined utilizing a form of the income approach referred to as the relief from royalty valuation method. The Company assumed a 10% to 12% royalty rate applied to a projected revenue stream generated by a hypothetical licensee utilizing such intellectual property rights. The projected revenue was based on a business case for the operations and consisted of the following principal assumptions and estimates:

-    A 20 year forecast period.
- Specific cash outflows in the first four years of the forecast period to account for TerreStar's portion of satellite design, construction and launch expenditures.
- Annual population growth of 1.6% based on U.S. Census Bureau estimates of the U.S. population in 2004.
- Market penetration assumptions of zero to 7% to 12% over the forecast period, depending on the specific market and when the market is launched.
- Average monthly revenue per customer of $40.00 when services are launched, increasing to $44.50 over the forecast period. This increase equates to a compound annual growth rate of 0.6%. A substantial portion of this revenue is generated by the terrestrial component (rather than the satellite component) of the ATC network.
- Tax rate of 40% after the consumption of net operating losses generated in the early years of the forecast period.
- A 25% discount rate based on a weighted average cost of capital (WACC) determined by analyzing and weighting the cost of capital for a peer group of publicly traded satellite service providers, wireless communications companies and telecommunications companies in general.

The Company's valuation of its spectrum assets is based on a form of the income approach known as the "Build-Out Method". The method applies a discounted cash flow framework to the Company's "build-out" business case. This build-out approach is intended to incorporate all of historical and future development costs, as well as projected revenues, operating expenses and cash flows generated from the build-out of a hybrid satellite and terrestrial communications systems utilizing the Company's frequency assets. This "build-out method" business case and the applied discounted cash flow valuation consisted of the following principal assumptions and estimates:

- A 20-year forecast period, comprised of a high growth period for the first 10 years and a declining growth period beginning in year 11, and a terminal period to perpetuity.
- Development cash outflows and capital expenditures related to the design and construction of two satellites in the first 3 years of the forecast period and the launch of one of these satellites in the fourth year of the forecast period. Replacement costs for the construction and launch of one satellite are included in the declining growth period.
- Satellite only revenues based on market size data for traditional satellite segments (maritime, fleet management, public safety, telematics and aeronautical) compiled generally by third party research groups and penetration estimates of 10% to 40% of our potential customer base, depending on the specific market segment addressed over the 20 year forecast period.
- Terrestrial revenues calculated as eleven percent of the total revenues generated by a joint or strategic partner with whom TerreStar would intend to deploy a terrestrial infrastructure and launch terrestrial services. Total partnership revenues are based on (i) market penetration assumptions of zero to 7 to 12% over the forecast period depending on the specific city and when the city is launched, (ii) average monthly revenue per customer of $40.00 when services are launched, increasing to $44.50 over the forecast period. This increase equates to a compound annual growth rate of 0.6%.
- Operating expenses covering the operation of satellite facilities. These include a network operations center, tracking, telemetry and command systems, interconnect costs, in-orbit insurance, technical staff, and general and administrative personnel Under the projected expense structure, EBITDA margins grow to 60% early in the forecast period and expand to 70% later in the forecast period.
- All capital expenditures required to design and construct two satellites and launch one satellite during the first four years of the forecast period. Additional capital expenditures for constructing ground station segments and investing in handset development.
- Tax rate of 40% after the consumption of net operating losses generated in the early years of the forecast period.
-    A 19 to 21% discount rate based on a weighted average cost of capital
     (WACC) determined by analyzing and weighting the cost of capital for a peer group of publicly traded satellite service providers, wireless communications companies and telecommunications companies in general, with more weight given to traditional satellite service providers. A terminal value calculated using a WACC of 12% and a perpetuity growth rate of 2.5%.

The Company will test for impairment of its intangible assets by reviewing all of the assumptions and estimates utilized relative to the valuation methodologies discussed above. To the extent that it determines these assumptions and estimates are no longer accurate, either because actual results have materially differed from the assumptions and estimates, or because changing circumstances have caused the Company to reevaluate these assumptions and estimates for future periods, the Company will revalue these intangible assets based on revised assumptions and estimates.

Recent Accounting Pronouncements

SFAS No. 123 (Revised 2004) ("SFAS No. 123R"), "Share-Based Payment," issued in December 2004, is a revision of FASB Statement 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB No. 107"), which provides the Staff's views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies.

SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

(1) A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

(2) A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

This statement is effective for the beginning of the first annual reporting period that begins after June 15, 2005, therefore, we will adopt the standard in the first quarter of fiscal 2006 using the modified prospective method. As permitted by SFAS No. 123, we currently account for share-based payments to employees using the intrinsic value method prescribed in APB Opinion 25 and, as such, generally recognize no compensation cost for employee stock options. Although we have not completed our assessment, we believe the impact on our consolidated financial position or results or operations will not be material given the current number of outstanding stock options. The effect on our results of operations of expensing stock options using the Black-Scholes method is presented in the disclosure of pro forma net income and earnings per share in
Note 2. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

In December 2004, the FASB issued SFAS No. 153, Exchanges Of Nonmonetary Assets -- An Amendment Of APB Opinion No. 29, Accounting For Nonmonetary Transactions

(SFAS 153). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting For Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and was required to be adopted by the Company in the third quarter of 2005. The adoption of SFAS No. 153 did not have an impact on our consolidated financial position or consolidated results of operations.

In March 2005, the FASB issued FIN No. 47, "Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143 "Accounting for Asset Retirement Obligations ("SFAS No. 143")" ("FIN 47"). FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The liability for the conditional asset retirement obligation should be recognized when incurred. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal periods beginning after December 15, 2005, and we will adopt this provision, as applicable, during fiscal year 2006.

In November 2005, the FASB issued Staff Position Nos. FAS 115-1 and 124-1, "The Meaning of Other Than Temporary Impairment and its Application to Certain Investments" ("the FSP"). The FSP provides accounting guidance for determining and measuring other-than-temporary impairments of debt and equity securities, and confirms the disclosure for investments in unrealized loss positions as outlined in EITF 03-01, "The Meaning of Other-Than-Temporary Impairments ands its Application tom Certain Investments". The accounting requirements are effective for us on January 1, 2006 and will not have a material impact on our consolidated financial position or consolidated cash flows.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs: an amendment of ARB No. 43, Chapter 4," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the provisions of SFAS No. 151, when applied, will have an impact on our consolidated financial position or consolidated results of operations.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 requires the retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impractible to determine either the period-specific effects or cumulative effect of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and we will adopt this provision, as applicable, during fiscal year 2006.


Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
--------------------------------------------------------------------

As of December 31, 2005 and March 1, 2006, we are not exposed to the impact of interest rate changes. We do not use derivative financial instruments to manage our interest rate risk. We invest our cash in short-term commercial paper, investment-grade corporate and government obligations and money market funds.

As of December 31, 2005 and March 1, 2006, we have no debt obligations, other than our Series A and Series B Cumulative Convertible Preferred Stock.

Item 8. Financial Statements and Supplementary Data.
----------------------------------------------------

The financial statements and supplementary data required by this item are included in Part IV, Item 15 of this Form 10-K and are presented beginning on page F-1 with respect to Motient and beginning on page M-1 with respect to MSV.

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure.
---------------------

None

Item 9A. Controls and Procedures.
---------------------------------

Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). As of the end of the period covered by this report (December 31, 2005), our disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described below.

Management's Report on Internal Control over Financial Reporting

Pursuant to Item 308(a) of Regulation S-K , management is required to issue a report on its internal control over financial reporting. In order to issue our report, management documented both the design of our internal controls and the testing processes that support management's evaluation and conclusion. Our management has completed the necessary processes and procedures for issuing its report on internal controls based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

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

As of December 31, 2005, management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting based on the framework established by COSO. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors, and based on this assessment, management has determined that as of December 31, 2005, there was one material weakness in our internal control over financial reporting. In light of this material weakness, management has concluded that, as of December 31, 2005, Motient Corporation and Subsidiaries did not maintain effective internal control over financial reporting. As defined by the Public Company Accounting Oversight Board ("PCAOB") Auditing Standard No.

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

This conclusion does not adversely affect the information contained in the financial statements included in this Annual Report. Our auditors expressed an unqualified opinion on our financial statements as of December 31, 2005.

Material Weakness

The following material weakness has been identified and included in management's assessment:

Management has identified a lack of sufficient oversight and review involved in the quarterly and year - end financial reporting process. In addition, management identified a lack of resources to ensure complete application of generally accepted accounting principles as it relates to non routine transactions. Specifically in 2005, we consummated two merger and acquisition transactions related to two separate entities that we have a material investment in (MSV) or acquired a controlling interest in (TerreStar). This deficiency in the design and implementation of the Company's internal control over financial reporting resulted in a misstatement to the financial statements for the quarterly reporting periods in 2005. The annual statements provided herein reflect the adjustments for these restatements. No additional restatements related to this deficiency were required.

Actions Taken to Correct Material Weakness

We have taken the following actions to remediate the above identified material weakness:

We have enhanced our corporate accounting function by creating and filling the new positions of Assistant Controller in the second quarter and Internal Audit Manager in the fourth quarter of 2005. We have also increased the engagement of the consulting services of an independent public accounting firm. We have subscribed to a GAAP and SEC compliance information service and are increasing the participation of financial management personnel in continuing education courses. Given our resulting material weakness despite adding these additional resources in 2005, we intend to evaluate the need for additional resources to support our evaluation of complex transactions as discussed above for 2006 and beyond. We will also dedicate additional substantial review at the point of each complex transaction to review all appropriate accounting requirements. We intend to either hire more internal resources or engage additional third party accounting resources to support these efforts. We believe that the control deficiency involving lack of sufficient oversight and review of the processes involved in the financial reporting process as it relates to complex, unique and sophisticated transactions will be remedied with the addition of these additional resources. We have discussed our corrective actions and future plans with our Audit Committee, which has approved them, and with our independent registered public accounting firm.

The Company believes that the corrective action described above will remediate the internal control deficiency identified in this report, but the Company and the Audit Committee will continue to monitor the effectiveness of these actions and will make any other changes or take such other actions as management determines to be appropriate.

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


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Motient Corporation


We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Motient Corporation did not maintain effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO Control Criteria"). Motient Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of managements and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of un-authorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment.

 1. Management has identified a lack of sufficient oversight and review involved in the quarterly and year - end financial reporting process. In addition, management identified a lack of resources to ensure complete application of generally accepted accounting principles as it relates to non routine transactions. Specifically in 2005, we consummated two merger and acquisition transactions related to two separate entities that we have a material investment in (MSV) or acquired a controlling interest in (TerreStar). This deficiency in the design and implementation of the Company's internal control over financial reporting resulted in a misstatement to the financial statements for the quarterly reporting periods in 2005. The annual statements provided herein reflect the adjustments for these restatements. No additional restatements related to this deficiency were required.

This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2005 financial statements, and this report does not affect our report dated March 30, 2006 on those financial statements.

In our opinion, management's assessment that Motient Corporation did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO Control Criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Motient Corporation did not maintain effective internal control over financial reporting as of December 31, 2005, based on the COSO Control Criteria.

We do not express an opinion or any other form of assurance on management's statements relating to new controls being implemented and tested.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Motient Corporation as of December 31, 2005 and 2004 and the related consolidated statements of operations, change in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2005 and the financial statement and schedule listed in the index at Item 15(2) and our report dated March 30, 2006 expressed an unqualified opinion thereon.

/s/Friedman LLP
---------------


Item 9B. Other Information
--------------------------

None.

                                    PART III

Items 10 through 14 will be included in Motient's Proxy Statement for its 2006 Annual Meeting of the Stockholders, and are incorporated herein by reference.

Item 10. Directors and Executive Officers of Motient.
-----------------------------------------------------

The information required by this Item will be included under the section captioned "Election of Directors (Proposal 1)" in our Proxy Statement for the 2006 Annual Meeting of Shareholders, which information is incorporated into this Annual Report by reference.

Item 11. Executive Compensation.
--------------------------------

The information required by this Item will be included under the sections captioned "Executive Compensation" and "Certain Relationships and Related Transactions" in our Proxy Statement for the 2006 Annual Meeting of Shareholders, which information is incorporated into this Annual Report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and
---------------------------------------------------------------------------
Related Stockholder Matters.
----------------------------

The information required by this Item will be included under the section captioned "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement for the 2006 Annual Meeting of Shareholders, which information is incorporated into this Annual Report by reference.


Item 13. Certain Relationships and Related Transactions.
--------------------------------------------------------

The information required by this Item will be included under the section captioned "Certain Relationships and Related Transactions" in our Proxy Statement for the 2006 Annual Meeting of Shareholders, which information is incorporated into this Annual Report by reference.

Item 14. Principal Accountant Fees and Services.
------------------------------------------------

Information required by this Item will be included under the section captioned "Ratification of the Appointment of the Independent Auditors (Proposal 2)" in our Proxy Statement for the 2006 Annual Meeting of Shareholders, which information is incorporated into this Annual Report by reference.


                                     PART IV

Item 15. Exhibits and Financial Statement Schedules
---------------------------------------------------

(1)(a) The following documents are filed as part of this Form 10-K:

      1) The following consolidated financial statements of Motient Corporation are included as follows:

                                                                                                               Page
                                                                                                               ----

Report of Independent Registered Public Accounting Firm.........................................................F-1

Consolidated Statements of Operations...........................................................................F-2

Consolidated Balance Sheets.....................................................................................F-3

Consolidated Statements of Changes in Stockholders' Equity......................................................F-4

Consolidated Statements of Cash Flows...........................................................................F-5

Notes to Consolidated Financial Statements......................................................................F-6

Quarterly Financial Data........................................................................................F-43


          2) The following consolidated financial statements of Mobile Satellite
Ventures LP are included as follows:


                                      Page

Report of Independent Auditors..................................................................................M-1

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

              Schedule II - Valuation and Qualifying Accounts

         (3)  Exhibits

         3.1    -   Restated Certificate of Incorporation of the Company (as
                    restated effective May 1, 2002) (incorporated by reference to Exhibit 3.1 of the Company's Amendment No. 2 to
                    Registration Statement on Form 8-A, filed May 1, 2002).

         3.2    -   Amended and Restated Bylaws of the Company (as amended and restated effective May 1, 2002) (incorporated by reference to Exhibit 3.1 of the Company's Amendment No. 2 to
                    Registration Statement on Form 8-A, filed May 1, 2002).

         3.3    -   Certificate of Correction filed to correct a certain error in the Certificate of Designations of the Series A
                    Cumulative Convertible Preferred Stock of Motient
                    Corporation (incorporated by reference to Exhibit 3.2 to Registrant's Current Report on Form 8-K/A filed on August
                    3, 2005).

         3.3    -   Certificate of Designations of the Series B Cumulative
                    Convertible Preferred Stock (incorporated by reference to
                    Exhibit 31 to Registrants Current Report on Form 8-K filed on October 31, 2005).

         4.1    -   Specimen of Common Stock Certificate (incorporated by
                    reference to Exhibit 4.1 of the Company's Amendment No. 2 to Registration Statement on Form 8-A, filed May 1, 2002).

         10.1*  -   Form of Change of Control Agreement for Officers of the
                    Company (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 0-23044)).

         10.2*  -   Motient Corporation 2002 Stock Option Plan (incorporated
                    by reference to Exhibit 99.1 to the Company's registration statement on Form S-8 (File No. 333-92326)).

         10.3*  -   Form of Stock Option Agreement (incorporated by reference
                    to Exhibit 99.2 to the Company's registration statement on Form S-8 (File No. 333-92326)).

         10.4   -   Form of Warrant to purchase up to 500,000 shares of the
                    Company's common stock at an exercise price of $3.00 per share issued to certain affiliates of Communication
                    Technology Advisors LLC (incorporated by reference to
                    Exhibit 10.22 to the Company's Quarterly Report on Form
                    10-Q for the quarter ended June 30, 2002).

         10.5   -   Form of Warrant to purchase shares of common stock of
                    Motient Corporation issued to lenders under the Amended and Restated Term Credit Agreement dated as of January 27,
                    2003 (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended
                    December 31, 2002).

         10.6*  -   Letter amendment to Executive Retention Agreement, dated
                    as of February 10, 2004, by and between Walter V. Purnell,
                    Jr. and the Company (incorporated by reference to Exhibit
                    10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).

         10.7   -   Warrant to purchase shares of common stock of Motient
                    Corporation, issued to lenders under Amendment No. 1 to Amended and Restated Term Credit Agreement, dated March
                    16, 2004 (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).

         10.8   -   Common Stock Purchase Agreement, dated as of April 7,
                    2004, by and among Motient Corporation and the Raptor
                    Global Portfolio, Ltd., et al (incorporated by reference to Exhibit 10.38 to the Company's Quarterly Report on Form
                    10-Q for the quarter ended March 31, 2003).

         10.9   -   Registration Rights Agreement, dated as of April 7, 2004,
                    by and among Motient Corporation and the Raptor Global
                    Portfolio, Ltd., et al (incorporated by reference to Exhibit 10.39 to the Company's Quarterly Report on Form
                    10-Q for the quarter ended March 31, 2003).

         10.10  -   Form of Common Stock Purchase Warrant, dated as of April
                    7, 2004 (incorporated by reference to Exhibit 10.40 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

         10.11  -   Form of Common Stock Purchase Warrant, dated as of April
                    7, 2004 (incorporated by reference to Exhibit 10.41 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

         10.12  -   Securities Purchase Agreement, dated as of June 30, 2004,
                    by and among Motient Corporation and the Raptor Global
                    Portfolio, Ltd., et al (incorporated by reference to Exhibit 10.42 to the Company's Registration Statement on
                    Form S-1 filed on July 6, 2004)

         10.13  -   Registration Rights Agreement, dated as of June 30, 2004,
                    by and among Motient Corporation and the Raptor Global
                    Portfolio, Ltd., et al (incorporated by reference to Exhibit 10.42 to the Company's Registration Statement on
                    Form S-1 filed on July 6, 2004)

         10.14  -   Form of Common Stock Purchase Warrant, dated as of June
                    30, 2004 (incorporated by reference to Exhibit 10.42 to the Company's Registration Statement on Form S-1 filed on
                    July 6, 2004)

         10.15  -   Form of Common Stock Purchase Warrant, dated as of June
                    30, 2004 (incorporated by reference to Exhibit 10.42 to the Company's Registration Statement on Form S-1 filed on
                    July 6, 2004)

         10.16  -   Warrant Issued to Motorola, Inc. (incorporated by
                    reference to Exhibit 10.42 to the Company's Quarterly
                    Report on Form 10-Q for the quarter ended June 30, 2004)

         10.17  -   Common Stock Purchase Agreement, dated as of November 12,
                    2004, by and among Motient Corporation and the investors listed therein (incorporated by reference to Exhibit 10.43 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

         10.18  -   Registration Rights Agreement, dated as of November 12,
                    2004, by and among Motient Corporation and the investors listed therein (incorporated by reference to Exhibit 10.44 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

         10.19  -   Form of Common Stock Purchase Warrant, dated as of
                    November 12, 2004 (incorporated by reference to Exhibit
                    10.45 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

         10.20  -   Purchase Agreement, dated as of November 12, 2004, by and
                    among Motient Ventures Holding Inc., Mobile Satellite
                    Ventures LP, et al (incorporated by reference to Exhibit
                    10.46 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

         10.21  -   Note Exchange Agreement, dated as of November 12, 2004, by and among Motient Ventures Holding Inc., Mobile Satellite
                    Ventures LP, et al (incorporated by reference to Exhibit
                    10.47 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

         10.22  -   Amended and Restated Limited Partnership Agreement, dated
                    as of November 12, 2004, by and among Motient Ventures
                    Holding Inc., Mobile Satellite Ventures LP, et al
                    (incorporated by reference to Exhibit 10.48 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

         10.23  -   Amended and Restated Stockholders Agreement, dated as of
                    November 12, 2004, by and among Motient Ventures Holding
                    Inc., Mobile Satellite Ventures GP Inc., et. al.
                    (incorporated by reference to Exhibit 10.49 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

         10.24  -   Second Amended and Restated Parent Transfer/Drag Along
                    Agreement, dated as of November 12, 2004, by and among Motient Corporation, et. al. (incorporated by reference to Exhibit 10.50 to the Company's Quarterly Report on Form
                    10-Q for the quarter ended September 30, 2004)

         10.25  -   Voting Agreement, dated as of November 12, 2004, by and
                    among Columbia Space (QP), Inc., et al (incorporated by reference to Exhibit 10.55 to the Company's Registration
                    Statement on Form S-1/A filed on February 14, 2005)

         10.26  -   Consent Agreement, dated January 27, 2005, by and among
                    Columbia Space (QP), Inc., et al(incorporated by reference to Exhibit 10.56 to the Company's Registration Statement on Form S-1/A filed on February 14, 2005)

         10.27  -   Merger Agreement, dated as of February 9, 2005, by and
                    among Motient Corporation, Telcom Satellite Ventures Inc., et al(incorporated by reference to Exhibit 10.57 to the Company's Registration Statement on Form S-1/A filed on
                    February 14, 2005)

         10.28  -   Form of Stock Purchase Agreement, dated February 9, 2005
                    (incorporated by reference to Exhibit 10.58 to the Company's Registration Statement on Form S-1/A filed on
                    February 14, 2005)

         10.29  -   Registration Rights Agreement, dated February 9, 2005 by
                    and among Motient Corporation, Telcom Satellite Ventures
                    Inc., et al (incorporated by reference to Exhibit 10.59 to the Company's Registration Statement on Form S-1/A filed on February 14, 2005)

         10.30  -   Form of Warrant to purchase Motient common stock, dated
                    February 9, 2005 (incorporated by reference to Exhibit
                    10.60 to the Company's Registration Statement on Form
                    S-1/A filed on February 14, 2005)

         10.31  -   Form of Stockholder's Agreement, dated February 9, 2005
                    (incorporated by reference to Exhibit 10.61 to the Company's Registration Statement on Form S-1/A filed on
                    February 14, 2005)

         10.32  -   Securities Purchase Agreement dated April 15, 2005 by and
                    among the Registrant and the Purchasers listed on Schedule
                    1 thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated April
                    15, 2005)

         10.33  -   Amended and Restated Registration Rights Agreement dated
                    October 26, 2005 by and among the Registrant and the Purchasers listed on Schedule 1 thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current
                    Report on Form 8-K dated October 31, 2005)

         10.34  -   Form of Common Stock Purchase Warrant (incorporated by
                    reference to Exhibit 10.3 to the Registrant's Current
                    Report on Form 8-K dated April 15, 2005)

         10.35  -   Purchase Agreement dated May 11, 2005 by and between
                    Motient Ventures Holding Inc. and TerreStar Networks Inc.
                    (incorporated by reference to Exhibit 10.1 to the
                    Registrant's Current Report on Form 8-K dated May 11,
                    2005)

         10.36  -   Conditional Waiver and Consent Agreement dated May 11,
                    2005 by and among the Registrant and each other party listed on the signature page thereto (incorporated by reference to Exhibit 10.2 to the Registrant's Current
                    Report on Form 8-K dated May 11, 2005)

         10.37  -   Stockholders Agreement dated May 11, 2005 by and among
                    Motient Ventures Holding Inc. and the other parties
                    thereto (incorporated by reference to Exhibit 10.3 to the
                    Registrant's Current Report on Form 8-K dated May 11,
                    2005)

         10.38  -   Purchase Agreement dated May 13, 2005 by and between
                    Motient Corporation and George Haywood (incorporated by reference to Exhibit 10.1 to the Registrant's Current
                    Report on Form 8-K dated May 19, 2005)

         10.39  -   Form of Purchase Agreement dated May 17, 2005 by and
                    between Motient Corporation and Columbia Capital Investors
                    III, LLC, et al (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated May
                    19, 2005

         10.40* - Amendment to Motient Corporation 2002 Stock Option Plan (incorporated by reference to Motient's Registration Statement on Form S-1 filed June 24, 2005)

         10.41  -   Amended and Restated Registration Escrow Agreement dated
                    October 26, 2005 by and among the Registrant and Computershare (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated
                    October 31, 2005)

         10.42* - Employment Agreement, dated November 21, 2005, by and between Motient Corporation and Christopher Downie (filed herewith)

         10.43* - Amended and Restated Employment Agreement, dated March 9, 2006, by and between Motient Corporation and Christopher Downie (filed herewith)

         10.44* - Employment Agreement, dated November 21, 2005, by and between Motient Corporation and Myrna Newman (filed herewith)

         10.45* - Amended and Restated Employment Agreement, dated March 9, 2006, by and between Motient Corporation and Myrna Newman (filed herewith)

         10.46* - Employment Agreement, dated November 21, 2005, by and between Motient Corporation and Robert Macklin (filed herewith)

         10.47* - Amended and Restated Employment Agreement, dated March 9, 2006, by and between Motient Corporation and Robert Macklin (filed herewith)

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

                                    Date:  March 30, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Christopher W. Downie               Executive Vice President, Chief Operating         March 30, 2006
------------------------------------    Officer and Treasurer (principal executive
Christopher W. Downie                   officer)


/s/ Myrna J. Newman                     Controller and Chief Accounting Officer           March 30, 2006
------------------------------------    (principal financial officer)
Myrna J. Newman

/s/ Steven G. Singer                    Chairman of the Board                             March 30, 2006
------------------------------------
Steven G. Singer

/s/ Jonelle St. John                    Director                                          March 30, 2006
------------------------------------
Jonelle St. John

/s/ Gerald S. Kittner                   Director                                          March 30, 2006
------------------------------------
Gerald S. Kittner

/s/ David Grain                         Director                                          March 30, 2006
------------------------------------
David Grain

/s/ Raymond L. Steele                   Director                                          March 30, 2006
------------------------------------
Raymond L. Steele

/s/ Gerald Goldsmith                    Director                                          March 30, 2006
------------------------------------
C. Gerald Goldsmith

/s/ Barry A. Williamson                 Director                                          March 30, 2006
------------------------------------
Barry A. Williamson

/s/ David Meltzer                       Director                                          March 30, 2006
------------------------------------
David Meltzer

--------------------------------------------------------------------------------



                          INDEX TO FINANCIAL STATEMENTS

                      MOTIENT CORPORATION AND SUBSIDIARIES


Report of Independent Registered Public Accounting Firm....................F-1

Consolidated Statements of Operations......................................F-2

Consolidated Balance Sheets................................................F-3

Consolidated Statements of Changes in Stockholders' Equity.................F-4

Consolidated Statements of Cash Flows......................................F-5

Notes to Consolidated Financial Statements.................................F-6

Quarterly Financial Data...................................................F-43

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders of
Motient Corporation:

We have audited the accompanying consolidated balance sheets of Motient Corporation and subsidiaries, as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2005. Our audits also included the financial statements and schedule listed in the index at Item 15 (2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Motient Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of its consolidated operations and cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Motient Corporation and subsidiaries' internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway commission (COSO), and our report dated March 30, 2006 expressed an unqualified opinion on management's assessment of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/Friedman LLP
---------------

East Hanover, New Jersey
March 30, 2006.

                      Motient Corporation and Subsidiaries
                      Consolidated Statements of Operations
              For the Years Ended December 31, 2005, 2004 and 2003
                      (in thousands, except per share data)


                                                                                              2005          2004           2003
                                                                                              ----          ----           ----
REVENUES
   Services and related revenues                                                          $  12,876       $  32,378       $  49,275
   Sales of equipment                                                                           948           4,502           5,210
                                                                                          ---------       ---------       ---------
       Total revenues                                                                        13,824          36,880          54,485
                                                                                          ---------       ---------       ---------

COSTS AND EXPENSES
  Cost of services and operations (including stock-based compensation of $437, $4,401 and $211 for the years ended December 31, 2005,
  2004 and 2003; exclusive of depreciation and amortization below)                           20,549          39,586          51,393
  Cost of equipment sold (exclusive of
  depreciation and amortization)                                                                884           4,329           5,942
  Sales and advertising (including stock-based
  compensation of $72,  $372 and $151 for the
  years ended December 31, 2005, 2004 and 2003)                                               1,007           1,879           4,552
  General and administrative (including
  stock-based compensation of  $11,937, $5,370
  and $241 for the years ended December 31, 2005,
  2004 and 2003 and including expense to MSV, a
  related party, of $1,309, $0 and $0 for the
  years ended December 31, 2005, 2004 and 2003,
  respectively)                                                                              35,714          13,223          11,299
  Research and development (including expense to
  MSV, a related party, of $2,312, $0 and $0
  for the years ended December 31, 2005, 2004 and
  2003, respectively)                                                                         2,312              --              --
  Restructuring charges                                                                       5,665           6,264              --
  Depreciation and amortization                                                              15,973          15,564          21,466
  Loss on disposal of assets                                                                 15,032           2,669           3,037
  Loss on impairment of assets                                                               42,867             755           5,535
  Gain on debt and capital lease retirement                                                      --            (802)             --
                                                                                          ---------       ---------       ---------
  Total Costs and Expenses                                                                  140,003          83,467         103,224
                                                                                          =========       =========       =========

       Operating loss                                                                      (126,179)        (46,587)        (48,739)

  Interest and other income (expense)                                                         7,582          (3,763)         (5,703)
  Write-off of deferred financing costs                                                          --         (12,035)             --
  Other income from Aether                                                                       --           1,953           2,203
  Other income from UPS                                                                       1,112              --              --
  Equity in losses of MSV                                                                   (25,059)        (11,897)         (9,883)
  Minority interests in net losses of TerreStar                                               3,263              --              --
                                                                                          ---------       ---------       ---------

  Net loss                                                                                 (139,281)        (72,329)        (62,122)
                                                                                          ---------       ---------       ---------

  Less:

  Dividends on Series A and Series B Cumulative
  Convertible Preferred Stock                                                               (16,717)             --              --
  Accretion of issuance costs associated with
  Series A and Series B Cumulative Convertible
  Preferred Stock                                                                            (2,409)             --              --

  Net loss available to Common Stockholders                                               $(158,407)      $ (72,329)      $ (62,122)
                                                                                          =========       =========       =========

  Basic and Diluted Loss Per Share of Common Stock                                        $   (2.55)      $   (2.21)      $   (2.47)



  Weighted-Average Common Shares Outstanding -                                               62,072          32,771         25,145
  basic and diluted                                                                       =========       =========       =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      Motient Corporation and Subsidiaries
                           Consolidated Balance Sheets
                        as of December 31, 2005 and 2004
                 (in thousands, except share and per share data)

                                                                                                      2005                   2004
                                                                                                      ----                   ----
        ASSETS
        CURRENT ASSETS:
           Cash and cash equivalents                                                               $ 180,774              $  16,945
           Restricted cash for Loral satellite construction contract                                  77,946                     --
           Restricted cash for Series A and Series B Cumulative Convertible Preferred
           Stock                                                                                      24,905                     --
           Accounts receivable-trade, net of allowance for doubtful accounts of $55
           and $256 at December 31, 2005 and 2004                                                        857                  1,917
           Inventory                                                                                       2                     75
           Due from MSV, net                                                                              --                      5
           Deferred issuance costs associated with Series A and Series B Cumulative
           Convertible Preferred Stock                                                                 4,029                     --
           Assets held for sale                                                                          261                    261
           Deferred equipment costs                                                                       93                    874
           Other current assets                                                                        2,736                  1,348
                                                                                                   ---------              ---------
              Total current assets                                                                   291,603                 21,425

        RESTRICTED INVESTMENTS                                                                            76                     76
        PROPERTY AND EQUIPMENT, net                                                                   75,989                 17,261
        INTANGIBLE ASSETS, net                                                                        81,068                 67,649
        INVESTMENT IN MSV                                                                            496,208                141,635
        RESTRICTED CASH FOR SERIES A AND SERIES B CUMULATIVE CONVERTIBLE PREFERRED
        STOCK                                                                                          7,264                     --
        DEFERRED ISSUANCE COSTS ASSOCIATED WITH SERIES A AND SERIES B CUMULATIVE CONVERTIBLE
        PREFERRED STOCK                                                                               14,947                     --
        DEFERRED CHARGES AND OTHER ASSETS                                                                 36                     34
                                                                                                   ---------              ---------
              Total assets                                                                         $ 967,191              $ 248,080
                                                                                                   =========              =========
        LIABILITIES AND STOCKHOLDERS' EQUITY
        CURRENT LIABILITIES:
           Accounts payable and accrued expenses (including amounts due to MSV, a
           related party, of $699 and $0 at December 31, 2005 and 2004)                            $   8,154              $   6,327
           Accounts payable to Loral for satellite construction contract                              59,771                     --
           Deferred equipment revenue                                                                    120                    933
           Deferred revenue and other current liabilities                                                928                  5,414
           Series A and Series B Cumulative Convertible Preferred Stock Dividends                      5,994                     --
                                                                                                   ---------              ---------
              Total current liabilities                                                               74,967                 12,674
        LONG-TERM LIABILITIES:
           Other long-term liabilities                                                                   343                    675
                                                                                                         ---                    ---
              Total long-term liabilities                                                                343                    675
                                                                                                         ---                    ---
              Total liabilities                                                                       75,310                 13,349
                                                                                                   ---------              ---------
        COMMITMENTS AND CONTINGENCIES                                                                     --                     --
        MINORITY INTEREST                                                                             74,840                     --
        SERIES A CUMULATIVE CONVERTIBLE PREFERRED STOCK ($0.01 par value, 450,000 shares authorized at December 31, 2005 and December 31, 2004, 90,000 and 0
        shares issued and outstanding at December 31, 2005 and December 31, 2004
        respectively)                                                                                 90,000                     --

        SERIES B CUMULATIVE CONVERTIBLE PREFERRED STOCK ($0.01 par value, 500,000 shares authorized at December 31, 2005 and December 31, 2004, 318,500 and 0
        shares issued and outstanding at December 31, 2005 and December 31, 2004,
        respectively)                                                                                318,500                     --

        STOCKHOLDERS' EQUITY:
        Common Stock; voting, par value $0.01; 200,000,000 and 100,000,000 shares authorized and 66,606,504 and 51,544,596 shares issued and
        outstanding at December 31, 2005 and 2004, respectively                                          666                    516
        Additional paid-in capital                                                                   752,777                399,635
        Common stock purchase warrants                                                                74,600                 28,589
        Less: 3,487,202 common shares held in treasury stock                                         (67,086)                    --
        Accumulated deficit                                                                         (352,416)              (194,009)
                                                                                                   ---------              ---------
        STOCKHOLDERS' EQUITY                                                                         408,541                234,731
                                                                                                   ---------              ---------
        Total liabilities, and stockholders' equity                                                $ 967,191              $ 248,080
                                                                                                   =========              =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      Motient Corporation and Subsidiaries
           Consolidated Statements of Changes In Stockholders' Equity
              For the Years Ended December 31, 2005, 2004 and 2003
                        (in thousands, except share data)

                                                                            Common
                                                               Additional   Stock
                                                                Paid-In    Purchase                           Accumulated
                                             Common Stock       Capital    Warrants   Treasury Stock           Deficit     Total
                                             ------------       -------    --------   --------------           -------     -----
                                                        Par
                                            Shares     Value                             Shares      Amount
                                            ------     -----                             ------      ------
                                         ------------------------------------------------------------------------------------------
BALANCE, December 31, 2002                25,097,256  $ 251  $ 197,814   $   4,541          --   $      --  $ (59,558)  $ 143,048
  Common Stock issued under the
  401(k) Savings & Stock Purchase Plan        84,172      1        280          --          --          --         --         281
  Common Stock issued for exercise of
  stock options                               15,412     --         46          --          --          --         --          46
  Issuance of Common Stock Warrants               --     --         --      10,951          --          --         --      10,951
  Compensatory stock options
  issued to employees and consultants             --     --        603          --          --          --         --         603
  Net loss                                        --     --         --          --          --          --    (62,122)    (62,122)
                                         -----------------------------------------------------------------------------------------
BALANCE, December 31, 2003                25,196,840  $ 252  $ 198,743   $  15,492          --   $      --  $(121,680)  $  92,807

  Common Stock issued under the 401(k)
  Savings and Stock Purchase Plan             38,276      2        192          --          --          --         --         194
  Sales of Common Stock, Net of
  expenses                                23,084,640    231    159,730      17,829          --          --         --     177,790
  Common Stock issued for exercise
  of stock options                           630,685      6      2,032          --          --          --         --       2,038
  Issuance of Common Stock Warrants               --     --         --       8,844          --          --         --       8,844
  Common Stock issued for exercise/
  expiration of common stock
  purchase warrants                        2,594,155     25     20,802     (13,576)         --          --         --       7,251
  Compensatory stock options issued
  to employees and consultants                    --     --     10,143          --          --          --         --      10,143
  Capital gain in connection with sale
  of stock by MSV                                 --     --      7,993          --          --          --         --       7,993
  Net loss                                        --     --         --          --          --          --    (72,329)    (72,329)
                                         -----------------------------------------------------------------------------------------
BALANCE, December 31, 2004                51,544,596  $ 516  $ 399,635   $  28,589          --          --  $(194,009)  $ 234,731
  Common Stock issued under the 401(k)
  Savings & Stock Purchase Plan               14,127     --        254          --          --          --         --         254
  Sales of Common Stock, Net of Expenses  12,704,782    127    370,853          --          --          --         --     370,980
  Common Stock issued for exercise of
  stock options                              447,535      4      1,339          --          --          --         --       1,343
  Issuance of Common Stock Warrants               --     --    (48,908)     61,071          --          --         --      12,163
  Common Stock issued for exercise/
  expiration of common stock
  purchase warrants                        1,717,678     17     17,160     (15,060)         --          --         --       2,117
  Compensatory stock options issued
  to employees and consultants                    --     --      7,754          --          --          --         --       7,754
  Restricted Stock                           177,786      2      4,690          --          --          --         --       4,692
  Treasury Stock                                  --     --         --          --  (3,487,202)    (67,086)        --     (67,086)
  Net loss available to Common
  Stockholders                                    --     --         --          --          --          --   (158,407)   (158,407)
                                          -----------------------------------------------------------------------------------------
BALANCE, December 31, 2005                66,606,504  $ 666  $ 752,777   $  74,600  (3,487,202)  $ (67,086) $(352,416)  $ 408,541
                                          ==========  =====  =========   =========  ==========   =========  =========   =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      Motient Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
              For the Years Ended December 31, 2005, 2004 and 2003
                                 (in thousands)

                                                                                      2005             2004             2003
                                                                                      ----             ----             ----
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                         $(139,281)       $ (72,329)       $ (62,122)
  Adjustments to reconcile net loss income to net cash (used in)
  operating activities:
       Depreciation and amortization                                                  15,973           15,564           21,466
       Equity in losses of MSV                                                        25,059           11,897            9,883
       Minority interest in losses of TerreStar                                       (3,263)              --               --
       Restructuring charges, fixed asset and intangible
       disposals                                                                       3,581            2,801               --
       Loss on disposal of assets                                                     15,032            2,669            8,572
       Gain on extinguishment of debt                                                     --             (802)              --
       Gain on debt restructuring                                                         --               --             (573)
       Impairment of assets                                                           42,867              755               --
       Write off of deferred financing costs                                              --           12,035               --
       Issuance of warrants                                                               --               --              927
       Non cash amortization of deferred financing costs                                  --            2,485            3,292
       Non cash 401(k) match                                                             254              192               --
       Non-cash stock based compensation expense                                      12,446           10,143              603
       Changes in assets and liabilities, net of acquisitions and dispositions:
       Accounts receivable - trade                                                     1,060            1,887            5,535
       Inventory                                                                          73              165              837
       Other current assets                                                           (1,383)           4,506              (80)
       Accounts payable and accrued expenses (including in
       payments to MSV, a related party, of $3,948, $0 and
       $0 at December 31, 2005, 2004 and 2003)                                           225           (5,610)            (255)
       Accrued interest                                                                   --            1,523            2,510
       Deferred revenue and other current liabilities                                 (4,850)          (6,235)           2,285
                                                                                   ---------        ---------        ---------
       Net cash (used in) operating activities                                       (32,207)         (18,354)          (7,120)
                                                                                   ---------        ---------        ---------
  CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds from sale of property & equipment                                         29               60               --
       Proceeds from sale of FCC licenses                                                 --            2,045            6,116
       Proceeds (purchase) of restricted investments                                (110,116)           1,519             (991)
       Cash acquired in TerreStar asset purchase                                       6,165
       Investment in MSV                                                                  --         (125,000)              --
       Proceeds from MSV note                                                             --            2,071               --
       Additions to property and equipment                                            (7,949)          (1,357)            (232)
                                                                                   ---------        ---------        ---------
       Net cash (used in) provided by investing activities                          (111,871)        (120,662)           4,893
                                                                                   ---------        ---------        ---------
  CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from issuance of equity securities                                     2,204          192,024               --
       Stock issuance costs and other charges                                             (9)          (6,974)              --
       Principal payments under capital leases                                            --           (2,605)          (2,986)
       Principal payments under vendor financing                                          --           (2,645)          (1,020)
       Repayment of Term Credit Facility                                                  --           (6,899)              --
       Repayments of notes payable                                                    (8,739)         (23,990)              --
       Proceeds from Term Credit Facility                                                 --            1,500            4,500
       Proceeds from issuance of employee stock options                                1,330            2,032               47
       Proceeds from issuance of Series A Cumulative
       Convertible Preferred Stock                                                   408,500               --               --
       Issuance costs associated with Series A Cumulative
       Convertible Preferred Stock                                                   (17,570)              --               --
       Dividends paid on Series A Cumulative Convertible
       Preferred Stock                                                               (10,723)              --               --
       Debt issuance costs and other charges                                              --             (100)            (536)
       Purchase of treasury stock                                                    (67,086)              --               --
                                                                                   ---------         ---------       ---------
       Net cash provided by financing activities                                     307,907          152,343                5
                                                                                   ---------        ---------        ---------
       Net increase (decrease) in cash and cash equivalents                          163,829           13,327           (2,222)
                                                                                   ---------        ---------        ---------
  CASH AND CASH EQUIVALENTS, beginning of year                                        16,945            3,618            5,840
  CASH AND CASH EQUIVALENTS, end of year                                           $ 180,774        $  16,945        $   3,618
                                                                                   =========        =========        =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   Notes to Consolidated Financial Statements


1. Organization and Description of Business

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

In addition to selling wireless services that use its own terrestrial DataTac network, it is also a reseller of airtime for data communications services on the Cingular and Sprint wireless networks. These arrangements allow Motient to provide integrated seamless solutions to its customers using a variety of networks. In December 2004, Motient launched a new set of products and services designed to provide these seamless solutions to our customers called iMotient Solutions (TM). iMotient allows Motient's customers to use these multiple networks via a single connection to Motient's back-office systems, providing a one-source alternative for development, device management and billing across multiple networks, including but not limited to GPRS, 1XRTT, and DataTac. The Company considers the two-way mobile communications service described in this paragraph to be its core wireless business.

Motient presently has six wholly-owned subsidiaries, a 61% interest in TerreStar Networks Inc., and a 49% interest in Mobile Satellite Ventures LP (MSV). Motient Communications Inc., a wholly owned subsidiary, owns the assets comprising Motient's core wireless business, except for Motient's Federal Communications Commission, or FCC, licenses, which are held in a separate subsidiary, Motient License Inc. Motient's other four subsidiaries hold no material operating assets other than the stock of other subsidiaries and Motient's interests in MSV.

TerreStar Networks Inc.

On May 11, 2005, Motient Ventures Holding Inc. ("MVH"), a wholly owned subsidiary of Motient Corporation ("Motient"), purchased 8,190,008 shares of newly issued common stock of TerreStar Networks Inc. ("TerreStar") from TerreStar for $200 million pursuant to a Purchase Agreement by and between MVH and TerreStar. As a result of this purchase and as of May 11, 2005, Motient's ownership increased from approximately 49% to approximately 61% of the issued and outstanding common stock of TerreStar. The funds used to purchase the shares of TerreStar common stock represent a portion of the proceeds Motient raised from the private placement of its Series A Cumulative Convertible Preferred Stock on April 15, 2005.

TerreStar was a subsidiary of MSV established to, among other things, develop business opportunities in the 2 GHz band. On May 11, 2005, TerreStar was spun-off by MSV to its limited partners and, in connection with that spin-off, Motient acquired ownership of approximately 49% of the issued and outstanding shares of capital stock of TerreStar and the subsequent stock purchase increased Motient's ownership to its current 61% level.

Mobile Satellite Ventures LP

On June 29, 2000, the Company formed a joint venture subsidiary, MSV, with certain other parties, in which it owned 80% of the membership interests. Through November 2001, MSV used the Company's satellite network to conduct research and development activities. Three investors unrelated to Motient owned the remaining 20% interests in MSV. The minority investors had certain participating rights which provided for their participation in certain major business decisions that were made in the normal course of business; therefore, in accordance with EITF No 96-16, "Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights", the Company's investment in MSV has been recorded for all periods presented in the consolidated financial statements pursuant to the equity method of accounting.

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

As a result of MSV's capital transactions in 2004, Motient recorded a change of interest loss of $3.1 million directly to shareholder's equity in accordance with Staff Accounting Bulletin ("SAB") No. 51 "Accounting for Sales of Stock of a Subsidiary" as our ownership interest decreased from 48% to 30%, prior to our additional $125 million investment, in MSV.

On February 9, 2005, Motient entered into a merger agreement with Telcom Satellite Ventures Inc. and Telcom Satellite Ventures II Inc. and simultaneously consummated the transactions contemplated thereby, pursuant to which Telcom merged with and into MVH Holdings Inc., a direct and wholly-owned subsidiary of Motient, in a tax-free reorganization in which MVH is the surviving company. In exchange for 2,296,835 MSV limited partnership units, Motient issued to Telcom's stockholders 8,187,804 shares of its common stock owned by the Telcom entities.

Concurrently with this merger, Motient (through MVH) also purchased 373.7 shares of common stock of Spectrum Space Equity Investors IV, Inc. and two other related entities, representing approximately 66.3% of the outstanding common stock of each of such entities, and 221.2 shares of common stock of Columbia Space Partners, Inc. and two other related entities, representing approximately 27.8% of the outstanding common stock of such entities. In total, Motient issued to the Spectrum entities and Columbia entities 4,516,978 shares of Motient common stock in a private placement in exchange for indirect ownership of 1,267,098 MSV units.

Telcom, Columbia and Spectrum also received warrants exercisable for an aggregate of approximately 952,858 shares of Motient common stock. The warrants have a term of five years and an exercise price equal to $22.50. As Motient has filed a registration statement for the shares sold to these entities on February 14, 2005, 70% of the warrants to purchase 952,858 common shares will never vest. The remainder vested in August 2005. The fair value of the remaining warrants was estimated at $8.3 million using a Black-Scholes model.

In connection with the acquisition of the additional interest in MSV, the Company allocated $100 million and $270 million of the excess of the purchase price to the proportionate underlying equity of MSV to identifiable intangibles and goodwill, respectively. The identifiable intangibles (spectrum rights and intellectual property) are being amortized over fifteen years.

As of December 31, 2004 and 2005, Motient held a 38.6% and 48.84% interest, respectively, in MSV. For additional information regarding MSV, please see the financial statements of MSV beginning on page M-1.

Liquidity And Capital Resources

The Company's future financial performance will depend on the successful implementation of its business plan. As of December 31, 2005, the Company had $181 million of cash on hand, excluding restricted cash, of which approximately $73 million was held at Motient Corporation and $108 million was held at TerreStar. In 2006, Motient Corporation anticipates completing its previously announced rights offering for proceeds of approximately $21.4 million.

TerreStar's business plan will require substantial funds to finance the anticipated operating and capital expenditures of TerreStar. TerreStar currently has contractual commitments in 2006 for its satellite system and part of its planned ground segment totaling approximately $125 million, excluding anticipated additional contractual cost if TerreStar elects the option for its second satellite in 2006. These contractual commitments exclude TerreStar's operating requirements for 2006. In the case of each of TerreStar's contractual commitment, TerreStar has the ability to terminate its financial obligation with 30 days notice and its liability would be limited to monies expended to date of termination. However, if the progress of the satellite system or ground segment system is curtailed by this termination, it could materially impede TerreStar's ability to complete its satellite and ATC network in a timely fashion and thereby prevent TerreStar from timely generating revenues at the levels anticipated.

TerreStar will likely face a cash deficit in 2006 under its current business plan. If TerreStar is unable to secure financing from a third party source to meet this cash deficit in 2006, then Motient may determine that it will support TerreStar's funding obligations with cash on hand at Motient. However, Motient is under no obligation to do so. The Company cannot guarantee that additional financing sources will be available for TerreStar from third party sources, the capital markets or the Company at any given time or available on favorable terms. In addition, MSV has substantial funding requirements in the near and long term future, and while the Company is not obligated to meet such funding requirements, MSV's failure to meet such requirements could materially impair the value of the Company's investment in MSV.

The cash requirements for TerreStar and MSV, along with the possible obligation to rescind $90 million of the Series A Preferred Stock, may place significant pressures on the Company's liquidity position and the value of its assets and/or investments. If future cash requirements exceed those currently anticipated, the Company may require additional financing in amounts that will be material in advance of the currently anticipated funding timeframes. The type, timing and terms of financing that the Company obtains will be dependent upon its cash needs, the availability of financing sources and the prevailing conditions in the financial markets. The Company cannot guarantee that additional financing sources will be available at any given time or available on favorable terms.


2. Significant Accounting Policies

Basis of Presentation

These consolidated financial statements include the results of Motient and its subsidiaries. Inter-company accounts and transactions have been eliminated. The results of MSV have been accounted for pursuant to the equity method of accounting. The results of TerreStar have been consolidated with Motient since its acquisition on May 11, 2005. . Certain amounts from prior years have been reclassified to conform to the current year presentation.

Use of Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's most significant estimates relate to the valuation on its investment in MSV, the allowance for doubtful accounts receivable, the valuation of deferred tax assets and the ability to realize long-lived assets. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers highly liquid investments with original or remaining maturities at the time of purchase of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments.

Restricted Cash and Investments

The Company had $110 million of restricted cash at December 31, 2005 held in money market escrow accounts. At December 31, 2005 and 2004, the Company had $0.1 million of restricted investments. The restricted investments included securities that were classified as held-to-maturity under the provision of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company classified restricted investment amounts that would mature within one year as current assets in the accompanying consolidated balance sheet. The Company accounted for these investments at their amortized cost.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based on historical trends, customer knowledge, any known disputes, and the aging of accounts receivable balance combined with management's estimate of future potential recoverability, based on our knowledge of customer's financial condition.

Property and Equipment

Property and equipment are recorded at cost and adjusted for impairment and are depreciated over the shorter of their estimated useful lives or the term of the lease using the straight-line method. Assets recorded as capital leases are amortized over the shorter of their estimated useful lives or the term of the lease. The estimated useful lives of office furniture and equipment vary from two to ten years, and the network equipment is depreciated over seven years. The Company has also capitalized certain costs to develop and implement its computerized billing system. These costs are included in property and equipment and are depreciated over three years. Repairs and maintenance that do not significantly increase the utility or useful life of an asset and are expensed as incurred, while expenditures for refurbishments and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Depreciation expense was $8.0 million, $9.9 million and $13.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Satellite Under Construction

Additions to satellite under construction are stated at cost. These costs consist primarily of the cost of satellite construction and will include the costs of the launch, including premiums for launch insurance and insurance during the period of in-orbit testing, the net present value of performance incentives expected to be payable to the satellite manufacturers, costs directly associated with the monitoring and support of satellite construction and interest costs incurred during the period of satellite construction. Satellite construction and launch services have generally been procured under long-term contracts that provide for payments by us over the contract periods.


Software Development Costs

The Company capitalized certain costs valued in connection with developing or obtaining internal use software in accordance with American Institute of Certified Public Accountants Statement of Position 98-1. "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". As of December 31, 2005 and 2004, net capitalized internal use software costs were $0.1 million and $0.3 million, respectively, are included in property and equipment in the accompanying consolidated balance sheets and are amortized on a straight-line basis over three years.

Valuation of Long-Lived Assets

The Company evaluates whether long-lived assets, excluding goodwill, have been impaired when circumstances indicate the carrying value of those assets may not be recoverable. For such long-lived assets, an impairment exists when its carrying value exceeds the sum of estimates of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. When alternative courses of action to recover the carrying amount of a long-lived asset are under consideration, a probability-weighted approach is used for developing estimates of future undiscounted cash flows. If the carrying value of the long-lived asset is not recoverable based on these estimated future undiscounted cash flows, the impairment loss is measured as the excess of the asset's carrying value over its fair value, such that the asset's carrying value is adjusted to its estimated fair value.

Management assesses the fair value of long-lived assets using commonly accepted techniques, and may use more than one source. Sources to determine fair value include, but are not limited to, recent third party comparable sales, internally developed discounted cash flow analysis and analysis from outside advisors. Significant changes in market conditions resulting from events such as changes in FCC license issuances or the condition of an asset, or a change in management's intent to utilize the asset would generally require management to re-assess the cash flows related to the long-lived assets.

The Company uses the criteria in SFAS No. 144 to determine when an asset is classified as "held for sale." Upon classification as "held for sale," the long-lived asset or asset group is measured at the lower of its carrying amount or fair value less cost to sell, depreciation is ceased and the asset or asset group is separately presented on the Consolidated Balance Sheets. When an asset or asset group meets the SFAS No. 144 criteria for classification as held for sale within the Consolidated Balance Sheets, the Company does not retrospectively adjust prior period balance sheets to conform to current year presentation.

The Company uses the criteria in SFAS No. 144 and EITF 03-13, "Applying the Conditions in Paragraph 42 of FAS 144 in Determining Whether to Report Discontinued Operations" (EITF 03-13), to determine whether components of the Company that are being disposed of or are classified as held for sale are required to be reported as discontinued operations in the Consolidated Statements of Operations. To qualify as a discontinued operation under SFAS No. 144, the component being disposed of must have clearly distinguishable operations and cash flows. Additionally, pursuant to EITF 03-13, the Company must not have significant continuing involvement in the operations after the disposal (i.e. the Company must not have the ability to influence the operating or financial policies of the disposed component) and cash flows of the assets sold must have been eliminated from the Company's ongoing operations (i.e. the Company does not expect to generate significant direct cash flows from activities involving the disposed component after the disposal transaction is completed). Assuming both preceding conditions are met, the related results of operations for the current and prior periods, including any related impairments, are reflected as (Loss) Income From Discontinued Operations, net of tax, in the Consolidated Statements of Operations. If an asset held for sale does not meet the requirements for discontinued operations classification, any impairments and gains or losses on sales are recorded in continuing operations as Gains (Losses) on Sales of Other Assets, net, in the Consolidated Statements of Operations. Impairments for all other long-lived assets, other than goodwill, are recorded as Impairment and Other Charges in the Consolidated Statements of Operations.

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

Impairment

The Company reviews and accounts for asset impairment under SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadens the presentation of discontinued operations to include more disposal transactions. The Company reviews its assets for impairment, at a minimum on an annual basis and immediately recognizes an impairment in interim periods.

Income Taxes

Income taxes are accounted for under the liability method whereby deferred tax asset and liability account balances are calculated at the balance sheet date using current tax laws and rates for the year in which the differences are expected to affect taxable income A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized.

Fair Value of Financial Instruments

The fair value of certain of the Company's financial instruments, including cash and cash equivalents, and other accrued liabilities approximate cost because of their short maturities. The fair value of investments is determined using quoted market prices for those securities or similar financial instruments.

Revenue Recognition

The Company's revenues are recorded in accordance with the Securities and Exchange Commission's (SEC) Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition and Emerging Issues Task Force (EITF) No. 00-21, Accounting For Revenue Arrangements With Multiple Deliverables. The Company recognizes revenue as follows:

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

As of December 31, 2005 and 2004, the Company had capitalized a total of $0.1 million and $1.0 million of deferred equipment revenue, respectively, and had deferred equipment costs of $0.1 million and $0.9 million, respectively.

Research and Development Costs

Research and development costs are expensed as incurred. Such costs include development efforts on the TerreStar satellite system and expenses associated with external development agreements. We expect these costs associated with the TerreStar development agreements to increase in the future as development efforts on its satellite system accelerate.

Advertising Costs

Advertising costs (inclusive of airtime commissions) are charged to operations as incurred and totaled $1.5 million in 2005, $4.0 million in 2004, and $6.6 million in 2003.

Stock-Based Compensation

In accordance with the provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" and "Statement of Financial Accounting Standards No. 148" ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure," the Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock-based compensation. Accordingly, the Company recognizes compensation cost for stock options granted at their intrinsic value on the date of the grant.
Note 12 "Employee Stock Benefit Plans" of the consolidated financial statements describe the plans operated by the Company.


For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period, and the estimated fair value of purchases under the employee stock purchase plan is expensed in the year of purchase as well as the stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value based method had been applied to all awards.

Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if Motient had accounted for its employee stock options and purchases under the employee stock purchase plan using the fair value method of SFAS 123.

The following table illustrates the pro forma effect on net loss available to common stockholders and earnings loss per share if the Company had applied the fair value recognition provisions of SFAS 123 and SFAS 148 to stock-based employee compensation.

                                            Year Ended       Year Ended        YearEnded
                                           December 31,     December 31,      December 31,
                                               2005             2004              2003
                                               ----             ----              ----
Net loss, available to common
stockholders                                 $(158,407)       $ (72,329)       $ (62,122)
Add: Stock-based employee
compensation expense included in net
income, net of related tax effects              12,446           10,143              603
Deduct: Total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of tax related
effects                                        (17,996)          (6,726)          (2,488)
                                               -------           ------           ------
Pro forma net loss                           $(163,957)        $(68,912)        $(64,007)

Weighted average common shares
outstanding                                     62,072           32,771           25,145
Earnings per share:
  Basic and diluted---as reported               $(2.55)          $(2.21)          $(2.47)
  Basic and diluted---pro-forma                 $(2.64)          $(2.10)          $(2.55)

Under SFAS No. 123 the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                 Year Ended        Year Ended      Year Ended
                                December 31,      December 31,     December 31,
                                    2005              2004            2003
                                    ----              ----            ----

Expected life (in years)                 10                10                10
Risk-free interest rate         2.28%-3.44%       0.92%-2.18%       0.88%-0.93%
Volatility                        456%-840%         162%-375%         148%-162%
Dividend yield                         0.0%              0.0%              0.0%

SFAS 123 requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option pricing model were developed for use in estimating the fair value of short-lived exchange-traded options that have no vesting restrictions and are fully transferable. In addition, the models require the input of highly subjective assumptions. Because the Company's stock-based compensation has characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock-based compensation.

Segment Reporting

The Company has reviewed its business operations and determined that it is not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly, the Company operates as one operating segment, the core wireless business, and report applicable enterprise-wide disclosures. Revenues and costs are reviewed monthly by management on an individual contract basis as a single business segment.


TerreStar does not currently generate any revenues and we do not anticipate that it will do so until 2008. Additional financial information concerning the Company's reportable segments is shown in the following table (in thousands):

                                       Year Ended December 31, 2005

                              Motient        TerreStar            Total
                              -------        ---------            -----
Operating (loss)            $(113,904)        $(12,275)       $(126,179)
Depreciation expense            7,965              ---            7,965
Amortization expense            4,655            3,353            8,008
Identifiable assets           635,141          332,050          967,191
Capital expenditures              165            7,784            7,949

Loss Per Share

Basic loss per share is determined by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share reflects the potential increase in weighted average number of common shares used in the basic loss per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method.

Options and warrants to purchase shares of common stock were not included in the computation of loss per share as the effect would be antidilutive for the years ended December 31, 2005 and December 31, 2004. As a result, the basic and diluted earnings per share amounts for all periods presented are the same. As of December 31, 2005, there were warrants to acquire approximately 5,878,601 shares of common stock, 408,500 shares of Series A and Series B Cumulative Convertible Preferred Stock entitled to be converted into a total of 12,255,000 shares of common stock and 791,317 options outstanding that were not included in this calculation because of their antidilutive effect. As of December 31, 2004, there were warrants to acquire 4,594,327 shares of common stock and options outstanding for 605,727 shares that were not included in this calculation because of their anti-dilutive effect. As of December 31, 2003, there were warrants to acquire approximately 5,664,962 shares of common stock and 1,757,513 options outstanding that were not included in this calculation because of their antidilutive effect. Additionally, there were options to purchase 4,318,113 and 0 shares of TerreStar common stock at December 31, 2005 and December 31, 2004.

Reclassification

We have reclassified some prior period amounts to conform to our current year presentation.

Concentrations Of Credit Risk And Major Customers

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, short term investments, and accounts receivable. The Company periodically invests its cash balances in temporary or overnight investments. The Company's short term investments included debt securities such as commercial paper, time deposits, certificates of deposit, banker acceptances, and marketable direct obligations of the United States Treasury with high credit quality financial institutions. At December 31, 2005, the Company had approximately $181 million of cash deposits, excluding restricted cash, in excess of amounts insured by the Federal Deposit Insurance Corporation. To date, the company has not experienced any losses on cash deposits.

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

For the year ended December 31, 2005, one customer, SkyTel, accounted for approximately 21% of Motient's service revenue, no other single customer accounted for more than 10% of our service revenue. As of December 31, 2005, one customer, Geologic Solutions, accounted for more than 20% of our net accounts receivable. No other single customer accounted for more than 10% of our net accounts receivable.

For the year ended December 31, 2004, one customer, SkyTel, accounted for approximately 22% of the Company's service revenue. No other single customer accounted for more than 10% of our service revenue. As of December 31, 2004, one customer, RIM, accounted for more than 14% of our net accounts receivable. No other single customer accounted for more than 10% of our net accounts receivable.

For the year ended December 31, 2003, two customers accounted for approximately 31% of the Company's service revenue, with SkyTel accounting for approximately 20% and UPS accounting for approximately 11% of the Company's service revenue. No other single customer accounted for more than 10% of the Company's service revenue. As of December 31, 2003, no single customer accounted for more than 6% of the Company's net accounts receivable.

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

Recent Accounting Pronouncements

SFAS No. 123 (Revised 2004) ("SFAS No. 123R"), "Share-Based Payment," issued in December 2004, is a revision of FASB Statement 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB No. 107"), which provides the Staff's views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies.

SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

(1) A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

(2) A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

This statement is effective for the beginning of the first annual reporting period that begins after June 15, 2005, therefore, we will adopt the standard in the first quarter of fiscal 2006 using the modified prospective method. As permitted by SFAS No. 123, we currently account for share-based payments to employees using the intrinsic value method prescribed in APB Opinion 25 and, as such, generally recognize no compensation cost for employee stock options. Although we have not completed our assessment, we believe the impact on our consolidated financial position or results or operations will not be material given the current number of outstanding stock options. The effect on our results of operations of expensing stock options using the Black-Scholes method is presented in the disclosure of pro forma net income and earnings per share in
Note 2. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

In December 2004, the FASB issued SFAS No. 153, Exchanges Of Nonmonetary Assets -- An Amendment Of APB Opinion No. 29, Accounting For Nonmonetary Transactions (SFAS 153). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting For Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and was required to be adopted by the Company in the third quarter of 2005. The adoption of SFAS No. 153 did not have an impact on our consolidated financial position or consolidated results of operations.

In March 2005, the FASB issued FIN No. 47, "Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143 "Accounting for Asset Retirement Obligations ("SFAS No. 143")" ("FIN 47"). FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The liability for the conditional asset retirement obligation should be recognized when incurred. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal periods beginning after December 15, 2005, and we will adopt this provision, as applicable, during fiscal year 2006.

In November 2005, the FASB issued Staff Position Nos. FAS 115-1 and FAS 124-1, "The Meaning of Other Than Temporary Impairment and its Application to Certain Investments" ("the FSP"). The FSP provides accounting guidance for determining and measuring other-than-temporary impairments of debt and equity securities, and confirms the disclosure for investments in unrealized loss positions as outlined in EITF 03-01, "The Meaning of Other-Than-Temporary Impairments ands its Application tom Certain Investments". The accounting requirements are effective for us on January 1, 2006 and will not have a material impact on our consolidated financial position or consolidated cash flows.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs: an amendment of ARB No. 43, Chapter 4," ("SFAS No. 151") to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151, did not have an impact on our consolidated financial position or consolidated results of operations.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 requires the retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impractible to determine either the period-specific effects or cumulative effect of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and we will adopt this provision, as applicable, during fiscal year 2006.


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

In February 2004, the Company closed the sale of licenses covering approximately $2.2 million of the purchase price, and in April 2004, the Company closed the sale of approximately one-half of the remaining licenses. The transfer of the remaining licenses has been challenged at the FCC by a third-party. While the Company believes, based on the advice of counsel, that the FCC will ultimately rule in its favor, the Company cannot be assured that it will prevail, and in any event, the timing of any final resolution is uncertain. None of these licenses are necessary for Motient's future network requirements. The net realizable value of these frequencies at December 31, 2005 and 2004 were approximately $0.26 million and $0.26 million respectively.

4. Property And Equipment

Property and equipment consists of the following:

                                                        December 31,
                                                        ------------
                                                   2005            2004
                                                   ----            ----
                                                      (in thousands)
Network equipment                                $11,308         $30,598
Office equipment                                   2,561           2,838
Satellite Construction in Progress                70,883             ---
                                                  ------          ------
                                                  84,752          33,436

Less accumulated depreciation                     (8,763)        (16,175)
                                                 -------         -------
Property and equipment, net                      $75,989         $17,261
                                                 =======         =======

Depreciation expense totaled $7,965, $9,948 and $13,770 for the years ended December 31, 2005, 2004 and 2003, respectively.


5. FCC Licenses and Other Intangible Assets

FCC licenses and other intangible assets consist of the following:

                                                           December 31,
                                                           ------------
                                                       2005           2004
                                                       ----           ----
                                                          (in thousands)
FCC 800 MHz licenses                                 $7,323        $80,594
FCC 2 GHz licenses                                   66,786             --
Intellectual property                                11,786             --
Customer contracts                                      349            349
                                                        ---            ---
                                                     86,244         80,943
Less accumulated amortization                        (5,176)       (13,294)
                                                     ------        -------
FCC licenses and other intangible assets, net       $81,068        $67,649
                                                    =======        =======

Amortization expense totaled $8,008, $5,616 and $7,696, for the years ended December 31, 2005, 2004 and 2003, respectively.

Assets acquired in the May 11, 2005 asset purchase of TerreStar were recorded on the Company's Consolidated Balance Sheet as of the date of the purchase based upon their fair values at such date. Approximately $78 million was allocated to intangible assets that include the rights to receive licenses in the 2 GHz band and other intangibles. These intangible assets are being amortized over an average life of 15 years.

In December 2005, the Company revalued our 800 MHz licenses as part of our review of our intangible assets. The Company determined that these frequency assets were impaired for two reasons. The first reason related to the FCC initiating 800 MHz frequency band reconfiguration effort commonly known as the "consensus plan". While the FCC outlined its broad intentions for this reconfiguration in 2004, the specifics of the plan were subject to negotiation and administration by an appointed transition administrator. Motient has been actively in negotiations with Nextel and the transition administrator and reached a resolution with regard to the repositioning of our frequencies in the fourth quarter of 2005. Second, the Company experienced a significantly greater decline in our revenues and customer base in the fourth quarter of 2005 than anticipated, which will cause us to reduce DataTac network coverage within the top 40 MSAs in 2006. These changes impair the nationwide capacity of our frequencies that was previously maintained, as well as the future revenue and cash flows that either Motient or a third party could generate from the use of these frequencies. As a result of this valuation, the Company has recorded an $18.4 million impairment charge related to the nationwide value premium associated with these assets bringing the balance to zero and a $24.5 million impairment charge related to the individual frequency value. If the Company's business should decline in the future or the Company reduces network coverage and service, it is possible that these frequency assets may be further impaired.

The Company accounts for its frequencies as finite-lived intangibles and amortizes them over a 15-year estimated life and amortizes customer contracts over a three-year life.

The Company reevaluated the customer-related intangibles as of December 31, 2004 due primarily to the decline in revenue from the Company's wireless internet customer segment. This valuation resulted in an impairment of the customer-related intangibles of $0.8 million in the fourth quarter of 2004.

The table below outlines the Company's amortization requirements for the five year period from December 31, 2005.

                                                         December 31,
                                                         ------------
                                     2006          2007          2008           2009           2010       Thereafter
                                     ----          ----          ----           ----           ----       ----------
   800 MHz Licenses                 $   499        $   499      $   499        $   499        $   499        $ 3,205
   2 GHz Licenses                     4,452          4,452        4,452          4,452          4,452         41,675
   Intellectual Property                786            786          786            786            786          7,353
   Customer contracts               $   150        $   ---      $   ---        $   ---        $   ---        $   ---
                                    -------        -------      -------        -------        -------        -------
   Total Amortization               $ 5,887        $ 5,737      $ 5,737        $ 5,737        $ 5,737        $52,233
                                    -------        -------      -------        -------        -------        -------

Other Intangible Assets

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

The Company's valuation of its spectrum assets is based on a form of the income approach known as the "Build-Out Method". The method applies a discounted cash flow framework to the Company's "build-out" business case.

The Company will test for impairment of its intangible assets by reviewing all of the assumptions and estimates utilized relative to the valuation methodologies.

6. Loss on Disposal of Assets

The Company recorded a loss on disposal of assets of $15.0 million for the year ended December 31, 2005. In the third and fourth quarters of 2005, we determined that due to the material decline in our network traffic, certain of our network switching equipment was no longer operating at or near capacity and that some of the units could be removed in order to reduce costs. We recorded a loss on this equipment removal of $1.6 million. The Company also removed certain direct customer connections and miscellaneous equipment related to unused capacity and recorded a loss on network equipment of $1.1 million for equipment that was removed from service. The Company disposed of certain base station equipment that was the result of business casualties (hurricane Katrina) and cost cutting activities in the amount of $1.5 million. The Company recorded a loss of $0.1 million for leasehold improvements and office equipment as a result of a fixed asset audit completed in the fourth quarter of 2005. In addition, as a result of our rationalization efforts in 2004 and 2005, there were certain 800 MHz frequencies that were no longer being utilized. As part of our assessment of the past and future utilization of these licenses and the applicable FCC rules governing them, the Company determined to allow these licenses to expire in the fourth quarter of 2005 and recorded a loss on their disposal of $10.7 million.

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

                                                         December 31,
                                                         ------------
                                                     2005            2004
                                                     ----            ----
                                                        (in thousands)
Accounts Payable Trade                             $1,758         $ 1,900
Accrued Site Rent                                     701           1,512
Accrued Restructuring (1)                           1,192           1,287
Accrued Operating and Other                         4,503           1,628
                                                    -----           -----
                                                   $8,154          $6,327
                                                   ======          ======

(1) See Note 9 "Restructuring Costs" for additional details

 8.   Deferred Revenue and Other Current Liabilities

Deferred revenue and other current liabilities consist of the following:

                                                         December 31,
                                                         ------------
                                                     2005            2004
                                                     ----            ----
                                                        (in thousands)
Deferred Revenue - UPS                               $413          $4,025
Deferred Revenue - Aether                             303             472
Deferred Revenue - RIM                                ---             755
Deferred Registration fees                            120             153
Deposits - other                                       72              --
Deferred Revenue - other                               20               9
                                                       --               -
                                                     $928          $5,414
                                                     ====          ======

See Note 15 "Commitments and Contingencies" for disclosure regarding deferred revenue - UPS.

9. Restructuring Costs

In February 2004 and March 2005, the Company reduced its workforce by 54 and 11 employees, respectively. In accordance with SFAS No. 112, "Employers' Accounting for Post-employment Benefits - an amendment of FASB statements No. 5 and 43", the Company recorded a liability for the severance, employee benefits and estimated payroll taxes of $1.1 million and $0.1 million, respectively related to the reductions in workforce.

In June 2005, the Company recorded a restructuring charge of $5.6 million related to additional network rationalization initiatives consisting of base station deconstruct costs of $0.1 million, the loss on the cancellation of frequencies of $3.6 million and termination liabilities of $1.9 million for site leases no longer required for removed base stations. Of these amounts, as of December 31, 2005, the Company had incurred base station deconstruct costs of than $0.1 million, the loss on the cancellation of frequencies of $3.6 million and termination liabilities of $0.6 million for site leases no longer required for removed base stations. The Company recorded these charges in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". In January 2005 the Company identified the base station equipment associated with the 2005 rationalization and adjusted their remaining useful lives for depreciation purposes, resulting in approximately $1.8 million of accelerated depreciation expense. The Company recorded these charges in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets".

In June 2004, the Company recorded a restructuring charge of $5.1 million related to certain network rationalization initiatives, consisting of base station deconstruct costs of $0.5 million, the loss on the retirement of certain base station equipment of $2.8 million and termination liabilities of $1.8 million for site leases no longer required for removed base stations. Of these amounts, as of December 31, 2005, the Company had incurred base station deconstruct costs of $0.5 million, the loss on the retirement of certain base station equipment of $2.8 million and termination liabilities of $1.4 million for site leases no longer required for removed base stations. The Company recorded these charges in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities".

The following table displays the activity and balances of the restructuring reserve account from January 1, 2005 to December 31, 2005:

                        Employee     FCC License     Base Station     FCC License     Site Lease
                      Terminations    Disposals     Deconstruction   Terminations    Terminations     Total
                      ------------   ------------   --------------   ------------    ------------     -----
Balance January 1,
2005                      $(350)          $---             $---             $5           $(942)      $(1,287)
----------------------------------------------------------------------------------------------------------------
Restructure Charge          (85)           ---              ---            ---             ---           (85)
----------------------------------------------------------------------------------------------------------------
Deductions - Cash            39            ---              ---            ---             197           236
----------------------------------------------------------------------------------------------------------------
Balance March 31,
2005                       (396)           ---              ---              5            (745)       (1,136)
----------------------------------------------------------------------------------------------------------------
Restructure Charge          ---         (3,581)            (147)           ---          (1,852)       (5,580)
----------------------------------------------------------------------------------------------------------------
Increase due to
reclassification of
site lease accrual          ---            ---              ---            ---            (206)         (206)
----------------------------------------------------------------------------------------------------------------
Deductions - Cash           164                              24            ---             498           686
----------------------------------------------------------------------------------------------------------------
Deductions - Non-
Cash                        ---          3,581              ---            ---             ---         3,581
----------------------------------------------------------------------------------------------------------------
Balance June 30,
2005                       (232)           ---             (123)             5          (2,305)       (2,655)
----------------------------------------------------------------------------------------------------------------
Deductions - Cash           232            ---              123            ---             620           975
----------------------------------------------------------------------------------------------------------------
Deductions - Non-
Cash                        ---            ---              ---             (5)            ---            (5)
----------------------------------------------------------------------------------------------------------------
Balance September
30, 2005                    ---            ---              ---            ---          (1,685)       (1,685)
----------------------------------------------------------------------------------------------------------------
Deductions - Cash           ---            ---              ---            ---             493           493
---------------------------------------------------------------------------------------------------------------
Balance December
31, 2005                   $---           $---             $---           $---         $(1,192)      $(1,192)
----------------------------------------------------------------------------------------------------------------

10. Stockholders' Equity

As of December 31, 2005, the Company has authorized 5,000,000 shares of preferred stock and 200,000,000 shares of common stock. As of December 31, 2004, the Company has authorized 5,000,000 shares of preferred stock and 100,000,000 shares of common stock. For each share of common stock held, common stockholders are entitled to one vote on matters submitted to the stockholders.

The Preferred Stock may be issued in one or more series at the discretion of the Board of Directors (the "Board"), without stockholder approval. The Board is authorized to determine the number of shares in each series and all designations, rights, preferences and limitations on the shares in each series, including, but not limited to, determining whether dividends will be cumulative or non-cumulative.

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

In connection with this sale, Motient issued to Tejas Securities Group, Inc., its placement agent for the private placement, and certain CTA affiliates, warrants to purchase 600,000 and 400,000 shares, respectively, of its common stock. The exercise price of these warrants is $5.50 per share. The warrants are immediately exercisable upon issuance and have a term of five years. Motient also paid Tejas Securities Group, Inc. a placement fee of $350,000 at closing. The fair value of the warrants was estimated at $6.2 million using a Black-Scholes model with volatility of 160%, risk free rate of 0.92% and a current stock price on the date of the grant of $6.30. The shares were offered and sold pursuant to the exemption from registration afforded by Rule 506 under the Securities Act and/or Section 4(2) of the Securities Act.

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

In connection with this sale, Motient issued to certain affiliates of CTA and Tejas Securities Group, Inc., its placement agent for the private placement, warrants to purchase 340,000 and 510,000 shares, respectively, of its common stock. The exercise price of these warrants is $8.57 per share. The warrants are immediately exercisable upon issuance and have a term of five years. Motient also paid Tejas Securities Group, Inc. a placement fee of $850,000 at closing. The fair value of the warrants was estimated at $11.6 million using a Black-Scholes model with volatility of 229%, risk free rate of 1.20% and a current stock price on the date of the grant of $13.75.

On November 12, 2004, Motient sold 15,353,609 shares of its common stock at a per share price of $8.57. Motient received aggregate proceeds of $126,397,809, net of $5,182,620 in commissions paid to its placement agent, Tejas Securities Group, Inc. The approximately 60 purchasers included substantially all of the purchasers from the April and July 2004 private placements, as well multiple new investors. In connection with this sale, Motient signed a registration rights agreement with the holders of these shares. Among other things, this registration rights agreement required us to file and cause to make effective a registration statement permitting the resale of the shares by the holders thereof. Motient also issued warrants to purchase an aggregate of approximately 3,838,401 shares of its common stock to the investors listed above, at an exercise price of $8.57 per share. 75% of these warrants have vested, and the other 25% will never vest. The fair value of the warrants was estimated at $65.2 million using a Black-Scholes model with volatility of 296%, risk free rate of 2.04% and a current stock price on the date of the grant of $17.00.

Share Repurchases

On May 13, 2005, Motient, entered into an agreement to repurchase 500,000 shares of Motient Corporation common stock, from George Haywood, at a price of $19.90 per share. The repurchase was completed on May 18, 2005. Mr. Haywood owned approximately 9% of Motient's outstanding common stock prior to the repurchase. The shares repurchased will be held for general corporate purposes.

On May 17, 2005, Motient repurchased an aggregate of 2.4 million shares of its common stock from several different entities (the "Sellers"), at a price of $19.50 per share. The Sellers (Columbia Capital Equity Partners III (QP), L.P., Columbia Capital Equity Partners III (Cayman), L.P., Columbia Capital Equity Partners III (AI), L.P., Columbia Capital Investors III, LLC, Columbia Capital Employee Investors III, LLC, Spectrum Equity Investors Parallel IV, L.P., Spectrum IV Investment Managers' Fund, L.P. and Spectrum Equity Investors IV, L.P.), had previously purchased the common stock in connection with Motient's February 9, 2005, acquisition of the Seller's indirect interests in Mobile Satellite Ventures, LP. The shares repurchased will be held for general corporate purposes.

On November 4, 2005, the Executive Committee of the Board of Directors authorized the Company to repurchase up to $50 million of its outstanding common shares. From time to time throughout the month of November, the Company purchased a total of 565,000 common shares in the open market. The average purchase price per common share was $17.39.

In the second half of 2005, Motient repurchased shares of common stock from several directors, Messrs. Kittner, Singer and Steele, and Ms. St. John, which were surrendered to Motient pursuant to the terms of their respective restricted stock grants. Motient paid a total of $496,000 for an aggregate of 22,202 common shares. The common shares repurchased will be held for general corporate purposes.

As of December 31, 2005, the Company had reserved common stock for future issuance as detailed below.

Shares issuable upon exercise of warrants                   5,878,601
2002 Stock Option Plan                                      3,793,665
Defined Contribution Plan                                      55,057
2004 Restricted Stock Plan                                    806,814
Shares issuable upon conversion of preferred stock         12,255,000
                                                           ----------
           Total                                           22,789,137
                                                           ==========

Rights Offering

Motient has issued to each of its stockholders of record as of the close of business on December 17, 2004, one right for each share of Motient common stock held. Each right will entitle any holder that did not participate in the April, July or November 2004 private placements of our common stock to purchase 0.103 shares of its common stock at a price of $8.57 per share, with fractions rounded up to the next whole share. A maximum of 2.5 million shares may be sold in the Rights Offering, generating maximum aggregate proceeds of approximately $21.4 million.

The rights are not transferable and will expire if not exercised within the exercise period. The rights will not be exercisable until the registration statement covering the rights and the shares of underlying common stock is filed with and declared effective by the SEC, and the exercise period will expire 30 days after the rights become exercisable. Motient has not filed a registration statement relating to the rights offering.

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

11. Redeemable Convertible Preferred Stock

The Company accounts for Series A Cumulative Redeemable Convertible Preferred Stock under Accounting Series Release 268. "Redeemable Preferred Stocks". As of December 31, 2005, Motient had 5,000,000 authorized shares of preferred stock, consisting of 450,000 Series A shares, 500,000 Series B shares and 4,050,000 undesignated. On April 15, 2005, Motient sold 408,500 shares of non-voting Series A Cumulative Convertible Preferred Stock ("Series A Preferred"), $0.01 par value in a private placement exempt from the registration requirements of the Securities Act of 1933. Motient received cash proceeds, net of $17.6 million in placement agent commissions of which approximately $11.5 million was paid to paid to Tejas Securities Group, Inc., a related party (see Note 14 "Related Party Transactions") and Deutsche Bank Securities Inc. (before escrowing a portion of the proceeds as required under the terms of the preferred stock, described below) of approximately $391 million. The purchasers under the Securities Purchase Agreement included most of the purchasers from Motient's November 2004 private placement, as well as several new investors.

In connection with the sale of the Series A Preferred stock, Motient granted warrants exercisable for an aggregate of 154,109 shares of Motient common stock to the purchasers. The warrants have a term of five years and an exercise price equal to $26.51 per share. Since Motient was unable to meet certain registration deadlines with respect to the shares of preferred stock, each warrant will vest as to 1/365th of the shares of common stock underlying the warrant for each day after September 7, 2005. The fair value of the warrants was estimated at $3.9 million using a Black-Scholes model with volatility of 757%, risk free rate of 2.72% and a current stock price on the date of issue of $25.00 and recorded as additional deferred issuance costs.

The rights, preferences and privileges of the Series A Preferred are contained in Certificates of Designations of the Series A Cumulative Convertible Preferred Stock. The following is a summary of these rights, preferences and privileges:

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

      o From April 15, 2005 to April 15, 2007, Motient is required to pay dividends in cash at a rate of 5.25% per annum (the "Cash Rate") on the shares of Series A Preferred. Motient was required to place the aggregate amount of these cash dividends, $42,892,500, in an escrow account. These cash dividends will be paid to the holders of Series A Preferred from this escrow account in four semi-annual payments, unless earlier paid pursuant to the terms described below. The first of these dividends was paid on October 15, 2005.

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

Upon the liquidation, dissolution or winding up of Motient, the holders of Series A Preferred are entitled to receive, prior and in preference to any distributions to holders shares of Motient common stock, an amount equal to $1,000 per share plus all accrued and unpaid dividends on such shares. In addition, if the liquidation, dissolution or winding up takes place prior to April 15, 2007 (or if any amounts remain in the escrow account on such date), the holder of each share of Series A Preferred will be entitled the Escrow Portion remaining as to such share.

Exchange Offer

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

12. Employee Stock Benefit Plans

In May 2002, the Company's Board approved the 2002 Stock Option Plan with

2,993,024 authorized shares of common stock, of which options to purchase 791,317 shares of the Company's common stock were outstanding at December 31, 2005. The Company's stockholders approved the plan on July 11, 2002. The options granted initially in 2002 are subject to vesting in two parts - 50% of the shares vest in three equal parts on the first, second and third anniversary of the date of grant, and the other 50% vest in three equal parts, or are rescinded, based on a comparison of the Company's performance in 2002, 2003 and 2004 to certain objectives established by the compensation and stock option committee of the Board following the availability of the annual results. In May 2004, the compensation committee of the Company's Board made a determination to vest a portion of the 2003 performance options. The 2002 and 2004 performance objectives were met in ordinary course, and those options were vested. The performance based options are accounted for in accordance with variable plan accounting, which requires that the value of these options are measured at their intrinsic value and any change in that value be charged to the income statement upon the determination that the fulfillment of the performance criteria is probable. The other options were previously accounted for as a fixed plan and in accordance with intrinsic value accounting, which require that the excess of the market price of stock over the exercise price of the options, if any, at the time that both the exercise price and the number of options are known, be recorded as deferred compensation and amortized over the option vesting period.

In March 2003, the Company's board of directors approved the reduction in the exercise price of all of the outstanding stock options from $5.00 per share to $3.00 per share. The re-pricing requires that all options be accounted for in accordance with variable plan accounting, which requires that the value of these options are measured at their intrinsic value and any change in that value be charged to the income statement each quarter based on the difference (if any) between the intrinsic value and the then-current market value of the common stock. In 2005, the Company recorded a mark-to-market adjustment of $(0.1) million and $0.8 million respectively relating to these re-priced options. Options to purchase 791,317 shares, 605,727 shares and 1,757,513 shares of the Company's common stock were outstanding at December 31, 2005, 2004 and 2003, respectively, under the Company's 2002 Stock Option Plan.

In July and September 2003, the compensation and stock option committee of the Company's Board, acting pursuant to the Company's 2002 stock option plan, granted 26 employees and officers options to purchase an aggregate of 470,000 shares of the Company's common stock at a price of $5.15 per share and 25,000 shares of the Company's common stock at a price of $5.65 per share. One-half of each option grant vests with the passage of time and the continued employment of the recipient, in three equal increments, on the first, second and third anniversary of the date of grant. The other half of each grant vested based on the performance of the Company in 2004. In August 2004, one employee received a grant for 100,000 shares of the Company's common stock at a price of $5.15 per share. These options were immediately exercisable. If vested and not exercised, the options will expire on the 10th anniversary of the date of grant. In December 2004, the directors, one employee and one consultant received options to purchase an aggregate of 205,000 shares of the Company's common stock at a price of $8.57 per share. These options were immediately exercisable upon issuance, but later amended to vest on February 28, 2005 and expire on March 1, 2005. In addition, on February 28, 2005, the board granted an aggregate of 205,000 options with a strike price of $28.70 per share to the same persons. This strike price was set at the closing price of the Company's common stock on February 28, 2005.

On June 23, 2005, pursuant to stockholder approval given at Motient's June 15, 2005 annual meeting, Motient amended its 2002 Stock Option Plan to increase the number of shares authorized for issuance thereunder by 2.5 million.

On August 5, 2005, the compensation and stock option committee of the Company's Board, acting pursuant to the Company's 2002 stock option plan, granted 78 employees and officers options to purchase an aggregate of 425,000 shares of the Company's common stock at a price of $23.15 per share equal to the strike price on such date. One-third of each option grant vests with the passage of time and the continued employment of the recipient, in three equal increments, on December 31, 2005, December 31, 2006 and December 31, 2007.

Between May 11, 2005 through the end of 2005, TerreStar granted options to purchase 62,077 shares of TerreStar common stock at a price of $0.70 and 651,516 shares of TerreStar common stock at a price of $24.42 to directors, consultants and employees.

2004 Restricted Stock Plan

In August 2004, the Company adopted a restricted stock plan, and subsequently registered the shares to be issued under such plan on a registration statement on Form S-8. Pursuant to this plan, the Company may issue up to 1,000,000 shares of restricted common stock to employees or directors. In September 2004, the Company issued an aggregate of 15,400 shares of restricted stock to its directors as partial compensation for their service on the board of directors. The Company amortized the compensation expense over a period of 6 months for a total of $54,000. Such shares vested in February 2005. In February 2005, the Company issued an aggregate of 95,286 shares of restricted stock to certain consultants and advisors, which vested on February 18, 2005. The Company recorded consulting expense associated with the restricted stock of $2.8 million.

Also, in August 2005, the Company issued an aggregate 82,500 shares of restricted stock to its directors as partial compensation for their service on the board of directors. Such shares vested in August 2005. The Company recorded compensation expense associated with the restricted stock of $1.9 million.

In November 2005, the Company granted an aggregate of 155,000 shares of restricted stock to three officers, which will vest upon the completion of strategic events involving a change of control which had not occurred as of December 31, 2005. At December 31, 2005 the Company did not record any compensation charge associated with the grants, as they were assigned a zero probability of vesting.

As stated in Note 2 of the Notes to the Consolidated Financial Statements, the Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options and stock purchase plans. The alternative fair value accounting provided for under SFAS 123 requires use of option pricing models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on date of grant, no compensation expense is recognized.

Exercise prices for options outstanding as of December 31, 2005, ranged from $3.00 to $28.70. The weighted average remaining contractual life of those options is 8.8 years. In view of the wide range of exercise prices, the Company considers it appropriate to provide the following additional information with respect to options outstanding at December 31, 2005:

                                                       Restricted
                                                        Stock and                             Weighted
                                                         Options        Options Granted       Average
                                                        Available             and           Option Price
                                                        For Grant         Outstanding        Per Share
                                                        ---------         -----------        ---------
Balance, December 31, 2002                              1,361,999           1,631,025

    Options granted                                      (495,000)            495,000            $5.18
    Exercised                                              15,412             (15,412)           $3.00
    Forfeited                                             353,100            (353,100)           $3.02
                                                        ---------           ---------
Balance, December 31, 2003                              1,235,511           1,757,513

    Options granted                                      (340,432)            340,432            $6.99
    Exercised                                             630,685            (630,685)           $3.23
    Forfeited                                             861,533            (861,533)           $3.66
                                                        ---------           ---------
Balance, December 31, 2004                              2,387,297             605,727

    Options granted                                      (933,257)            933,257           $19.42
    Exercised                                             447,535            (447,535)          $12.19
    Forfeited                                             300,132            (300,132)          $ 8.74
                                                        ---------           ---------
Balance, December 31, 2005                              2,201,707             791,317


(1) In March 2003, our board of directors approved the reduction in the exercise price of all of the outstanding stock options from $5.00 per share to $3.00 per share.

Options exercisable at December 31:

                                             Average
                           Options        Exercise Price
                           -------        --------------
         2005              469,684           $20.71
         2004              343,140           $ 7.08
         2003              437,266           $ 3.00

Exercise prices for options outstanding as of December 31, 2005, were as follows:

                               Options Outstanding                     Options Exercisable
                               -------------------                     -------------------

                            Number           Weighted                          Number
                         Outstanding          Average         Weighted       Exercisable     Weighted
                            as of           Contractual       Average           as of         Average
Range of                   December            Life           Exercise        December       Exercise
Exercise Prices            31, 2005          Remaining         Price          31, 2005         Price
---------------            --------          ---------         -----          --------         -----
     $5.00(1)                69,322           8 years           $3.00           66,823          $3.00
     $5.15                   73,663           9 years           $5.15           42,004          $5.15
     $5.65                    8,332           9 years           $5.65            4,166          $5.65
     $20.50                  20,000          10 years          $20.50           20,000         $20.50
     $23.15                 425,000          10 years          $23.15          141,691         $23.15
     $28.70                 195,000          10 years          $28.70          195,000         $28.70

(1) In March 2003, our board of directors approved the reduction in the exercise price of all of the outstanding stock options from $5.00 per share to $3.00 per share.

13. Income Taxes

The following is a summary of the Company's deferred taxes:

                                                                            December 31,
                                                                       2005             2004
                                                                       ----             ----
                                                                           (in thousands)
Net Operating Loss Carryforwards                                    $ 200,239        $ 188,107
Deferred Taxes Related to Temporary Differences:
Tangible asset bases, lives and depreciation methods                   (4,518)         (11,067)
Other                                                                  28,767           (2,967)
TerreStar Acquisition Intangible                                      (30,238)              --
                                                                    ---------        ---------
                  Total deferred tax asset, net                       194,250          174,073
Less valuation allowance                                             (194,250)        (174,073)
                                                                    ---------        ---------
Net deferred tax asset                                              $      --        $      --
                                                                    =========        =========

The ultimate realization of deferred tax assets is dependant upon the generation of future taxable income during the periods in which those temporary differences become deducible. No benefit for federal income taxes has been recorded for the periods ended December 31, 2005 and 2004, as the net deferred tax asset generated, primarily from temporary differences related to the net operating loss, was offset by a full valuation allowance because it is not considered more likely than not that these benefits will be realized due to the Company's losses since inception. The change in the valuation allowance for 2005 is based on the tax effect of the availability and utilization of the Company's NOL's.

As of December 31, 2005 and 2004, the Company had estimated net operating loss carryforwards ("NOLs") of $498 million and $468 million, respectively. In April 2002, due to the debt restructuring and reorganization, the Company has triggered a change of control, which has limited the availability and utilization of the NOLs. The Company's NOL's expire between 2006 and 2025.

The provisions for income taxes for the periods below differs from the amount computed by applying the federal statutory rate due to the following:

                                                                Year Ended December 31
                                                          2005        2004            2003
                                                          ----        ----            ----
Statutory Federal income tax rate                         34.0%        34.0%          34.0%
State and local taxes, net of Federal tax benefit         6.20%        5.89%          6.14%
Permanent Differences                                    (3.04)%      (1.66)%        (0.32)%
Valuation Allowance                                     (37.16)%     (38.23)%       (39.82)%
Effective income tax rate                                   --           --             --

14. Related Party Transactions

The Company incurred expenses of $13,051,000 to related parties for service-related obligations for the year ended December 31, 2005, of that amount, $3,621,000 was incurred to MSV for consulting services related to TerreStar Networks, Inc. Also in 2005, $1,773,000 in cash and $7,657,000 in stock compensation incurred to CTA, a consulting and private advisory firm specializing in the technology and telecommunications sectors. At December 31, 2005, the Company had accrued $699,000 related to the services provided by MSV. Also at December 31, 2005, there was a $70,000 payment-in-transit to MSV for services included in the above amount. For the year ended December 31, 2004, the Company made cash payments of $1,136,000 to related parties, of that amount, Motient paid Communications Technology Advisors LLC $1,111,000 and $25,000 to Gerald Stevens-Kittner, Esq. for consulting services.

CTA has been engaged to act as consultants to Motient. As consideration for this work, Motient has agreed to pay to CTA a monthly fee of $100,000, which increased from $60,000 per month in November 2005. This engagement extends to November 30, 2006.

In the second half of 2005, by a vote of a majority of the directors, Motient repurchased shares of common stock from several directors, Messrs. Kittner, Singer and Steele, and Ms. St. John, which were surrendered to Motient pursuant to the terms of their respective restricted stock grants. Motient paid a total of $496,000 for an aggregate of 22,202 shares. In May 2005, Motient repurchased 500,000 shares of common stock from George Haywood, a holder of more than 5% of Motient's common stock for $9,950,000.

Mr. Kittner has been designated by Motient as one of its representatives on the board of directors of MSV, and has received stock options from such entities commensurate with options granted to the other directors of MSV.

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

Certain of our directors and holders of more than 5% of our common stock participated in our April 15, 2005 private placement of Series A Cumulative

Convertible Preferred Stock and the subsequent exchange offer for Series B Preferred Stock. James D. Dondero, a director and beneficial owner of more than 5% of our common stock, purchased 90,000 shares of Series A preferred stock. In addition, he also received warrants to purchase 33,951 shares of our common stock at a price of $26.51 per share. The fair value of the warrants was estimated at $849 thousand using a Black-Scholes model with volatility of 757%, risk free rate of 2.72% and a current stock price on the date of issue of $25.00. Various entities affiliated with James G. Dinan, a beneficial owner of more then 5% of our common stock, purchased 10,000 shares of Series A preferred stock and subsequently exchanged them for 10,000 shares of our Series B preferred stock. In addition they received warrants to purchase 3,739 shares of common stock at a price of $26.51 per share. The fair value of the warrants was estimated at $93 thousand using a Black-Scholes model with volatility of 757%, risk free rate of 2.72% and a current stock price on the date of issue of $25.00.

During March 2005, Barry Williamson was appointed to Motient's Board of Directors. Mr. Williamson was director of Tejas Securities Group, Inc. until February 2006. He recused himself from voting on matters concerning Tejas or CTA that came before Motient's Board of Directors. (See Note 10 "Stockholders Equity" and Note 11 "Redeemable Preferred Stock" for a description of certain transactions with Tejas Securities Group, Inc.).

15. Commitments And Contingencies

TerreStar Contracts

In May 2005, MSV and TerreStar entered into a management services agreement whereby MSV agreed to provide certain services, including technical and program management efforts associated with ATC network development, as well as administrative support required to accomplish these tasks. This agreement may be terminated on 60 days' notice by TerreStar. TerreStar's payment obligations under this contract are a monthly service fee of $168,000 plus effectively hourly fees for work performed, plus expenses. Also in May 2005, TerreStar in connection with its perpetual, royalty-free license to utilize MSV's patent portfolio, agreed to fund the one-half of the operating expenses of MSV's intellectual property holding company. Such funding obligations are limited to $1 million per year, absent TerreStar's consent.

During 2002 and in connection with its contractual obligations to TMI, TerreStar entered into a contract to purchase a satellite system, including certain ground infrastructure for use with the 2 GHz band. Following the reinstatement of the TMI license in July 2004, the contract was amended resulting in a reduced milestone payment plan. Payments of $67.5 million have been capitalized as satellite under construction in property and equipment in the accompanying balance sheets. The satellite manufacturer may also be entitled to certain incentive payments based upon the performance of the satellite once in operation. If TerreStar terminates the contract, the manufacturer shall be entitled to payment of a termination liability as prescribed in the contract. The termination liability is equal to amounts that would have otherwise been due on milestones scheduled within 30 days following notice of termination by TerreStar. The satellite represents one component of a communications system that will include ground-switching infrastructure, launch costs, and insurance.

TerreStar Satellite

As of December 31, 2005, we had the following outstanding cash contractual commitments related to the satellite construction contract with Space Systems/Loral and the ground-based satellite beam access subsystem contract with Hughes Network Systems, LLC. This satellite is scheduled to be completed in November 2007.

                                                                                                                     More than 5
                                                Total             <1 Year           1-3 Years        3-5 Years          Years
                                           ----------------    ---------------    --------------    -------------    -------------
(in thousands)
TerreStar Satellite                        $       166,000            125,000            41,000               --               --


For further information on TerreStar commitments and contingencies, see Note 20, "Subsequent Events".

CTA

In November 2005, Motient entered into a consulting agreement with CTA. Motient is obligated to pay $100,000 per month until November 2006, unless the contract is earlier terminated by Motient in connection with a change of control of Motient.

UPS Prepayment Agreement

In December 2002, Motient entered into an agreement with UPS pursuant to which UPS prepaid an aggregate of $5 million in respect of network airtime service to be provided beginning January 1, 2004. In April 2005, this agreement was amended, and then in September 2005, the agreement was amended again. Motient made a payment of $2.0 million to UPS, and in exchange, all but $0.6 million of the outstanding prepayment of $3.7 million was terminated. The remaining $0.6 million prepayment must be used by UPS prior to March 31, 2006. If not used, UPS will forfeit this prepayment, and it will not be repaid. The prepayment balance was $0.4 million on December 31, 2005.

Operating Leases

The Company leases substantially all of its base station sites through operating leases. The majority of these leases provide for renewal options for various periods at their fair rental value at the time of renewal. In the normal course of business, the operating leases are generally renewed or replaced by other leases. Additionally, the Company leases certain facilities and equipment under arrangements accounted for as operating leases. Certain of these arrangements have renewal terms. Total rent expense, under all operating leases, approximated $11 million for the year ended December 31, 2005, $13.9 million for the year ended December 31, 2004, $15.2 million for the year ended December 31, 2003.

At December 31, 2005, minimum future lease payments under noncancelable operating leases are as follows:

                                                          Operating
                                                          ---------
                                                      (in thousands)
                    2006                                    $3,975
                    2007                                     3,175
                    2008                                     1,951
                    2009                                     1,506
                    2010                                     1,319
                    2011 and thereafter                        ---
                                                           -------
                    Total                                  $11,926
                                                           =======

Change of Control Agreements

Pursuant to the Plan of Reorganization, Motient entered into a change of control agreement, effective May 1, 2002, with each of Ms. Peterson, Mr. Crawford and eight other vice presidents of Motient. Under the agreements, each officer is eligible to receive one year of their annual base salary (excluding cash bonus) in the event that both (x) a "change in control" or an anticipated "change in control," as defined in the change of control agreement, has occurred and (y) the employee is terminated or his or her compensation or responsibilities are reduced. The events constituting a "change of control" generally involve the acquisition of greater than 50% of the voting securities of Motient, as well as certain other transactions or events with a similar effect.

On November 21, 2005, Motient entered into employment agreements with each of Mr. Downie, Ms. Newman and Mr. Macklin. The agreements provide for annual salaries of $240,000, $150,000 and $175,000, annual cash bonuses of up to 50%, 35% and 35%, and grants of 125,000, 15,000, and 15,000 shares of restricted common stock, respectively. The restricted stock grant and 176,664 unvested stock options will vest upon the consummation of a change of control. Ms. Newman's and Mr. Macklin's employment agreements provide for a severance payment of up to two year's salary, bonus and benefits value upon termination by the company without cause, or upon termination by the employee for good reason. The severance amount payable to either Ms. Newman or Mr. Macklin decreases by one month's pay for each month such employee is employed after November 2005, to a minimum severance payment of one year's salary. Mr. Downie's severance payment is equivalent to eighteen months' of his salary, bonus and benefit value. The agreements were subsequently amended. See Note 20, "Subsequent Events."

16. Fair Value of Financial Instruments

The carrying amount for cash and cash equivalents, short-term investments, accounts receivable, non-trade receivables included in other assets, accounts payable and accrued expenses, and deferred revenues approximates their fair values. For debt issues that are not quoted on an exchange, interest rates currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value. The fair value of the Company's equity investment in MSV was determined by an independent third-party valuation performed as part of Company's preparation of its December 31, 2003 financial statements. The fair value of the notes receivable from MSV approximated its carrying value as of December 31, 2003. These notes receivable were exchanged into equity of MSV as part of the Company's investment in MSV in November 2004. Given the investment transaction by Motient into MSV in November 2004, the fair value of the Company's equity investment in MSV was determined by the carrying amount of the Company's investment in MSV and adjusted for the Company's change in ownership interest upon the conversion of the notes.

                              As of December 31, 2005         As of December 31, 2004
                              -----------------------         -----------------------
                              Carrying                        Carrying
                               Amount        Fair Value        Amount      Fair Value
                               ------        ----------        ------      ----------
(in thousands)
Assets:
Restricted investments     $  110,191     $   110,191         $    76       $    76
Investment in MSV             496,208         496,208         141,635       141,635

17. Employee Benefits

Defined Contribution Plan

The Company sponsored a 401(k) defined contribution plan ("401(k) Savings Plan") in which all employees of Motient could participate. The 401(k) Savings Plan provided for (i) a Company match of employee contributions, in the form of common stock, at a rate of $1 for every $1 of an employee's contribution not to exceed 4% of an employee's eligible compensation, (ii) a discretionary annual employer non-elective contribution, (iii) the option to have plan benefits distributed in the form of installment payments and (iv) the reallocation of forfeitures, if any, to active participants. The Company's matching expense was $0.3 million for 2005, $0.2 million for 2004 and $0.4 million for 2003. During 2002, the Company authorized 200,000 shares for the 401(K) Savings Plan.

18. Legal Matters

On August 16, 2005, Highland Legacy Limited, a stockholder of Motient and affiliate of former director James Dondero,, filed suit in the Court of Chancery of the State of Delaware in and for New Castle County against: Motient; Steven Singer, Gerald Kittner, Barry Williamson, Raymond Steele and Gerald Goldsmith, directors of Motient; Peter D. Aquino, a former director of Motient; Christopher Downie, Chief Operating Officer of Motient; Gary Singer; Tejas Inc.; Tejas Securities, Inc.; Communications Technology Advisors LLC; Capital & Technology Advisors, Inc.; and Jared Abbruzzese. Highland Legacy Limited is an affiliate of James Dondero, a former director of Motient. The lawsuit alleges breaches of duties allegedly owed to Motient by the defendants and seeks the recovery of fees from certain of these parties relating to prior transactions with Motient. Most of these fees were approved by Mr. Dondero in his capacity as a director of Motient. The defendants in this lawsuit filed a motion to dismiss these claims on October 14, 2005. Motient's independent audit committee, along with independent special counsel, has conducted an investigation of Mr. Dondero's allegations and has found no basis to his allegations.

On August 16, 2005, Highland Equity Focus Fund, L.P., Highland Crusader Offshore Partners, L.P., Highland Capital Management Services, Inc., and Highland Capital Management, L.P., affiliates of James Dondero, a former director of Motient, filed a lawsuit in Dallas County, Texas against Motient challenging the validity of the Series A Preferred on the basis of the confusion regarding the voting rights of the Series A Preferred and seeking rescission of their purchase of the shares of Series A Preferred that they purchased from Motient in the private placement in April 2005. These entities acquired 90,000 shares of Series A Preferred for a purchase price of $90 million in that private placement. Motient issued the Series A Preferred in a private placement on April 15, 2005. As originally proposed, the Series A Preferred would have voted along with Motient's common stock on all matters on an as-converted basis. During negotiations with respect to the Series A Preferred, certain investors included among the plaintiffs requested that the voting rights of the Series A Preferred be limited so that these investors would not be required to file applications under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended ("HSR"). Motient agreed to limit the voting rights of the Series A Preferred to the extent appropriate so that these investors would not be required to file HSR applications. However, due to a mistake, the voting rights were incorrectly stated in the Certificate of Designations for the Series A Preferred as originally filed with the Secretary of State of Delaware. Upon discovering this mistake, Motient promptly filed a Certificate of Corrections with the Secretary of State of Delaware to correctly state the voting rights of the Series A Preferred. Motient's Certificate of Incorporation contains a provision that prohibits the issuance by Motient of "non-voting stock". Motient believes that this claim is without merit and intends to vigorously defend this lawsuit.

On October 7, 2005, Highland Equity Focus Fund, L.P., Highland Crusader Offshore Partners, L.P., Highland Capital Management Services, Inc., Highland Capital Management, L.P., affiliates of James Dondero, a former director of Motient, on behalf of themselves and all those similarly situated, filed a class action lawsuit in the Court of Chancery of the State of Delaware against Motient and each of its directors, other than Mr. Dondero, alleging that Motient has provided inadequate information to the holders of Series A Preferred relating to the Exchange Offer for the Series A Preferred, and that the Exchange Offer is coercive. These parties have also requested that the court enjoin the Exchange Offer. The Exchange Offer closed on October 26, 2005, mooting the claim.

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

19. Supplemental Cash Flow Information

Supplemental cash flows information for the three years ended December 31 is presented in the following table (in thousands):

                                                        2005                2004             2003
                                                        ----                ----             ----
Cash payments for interest                           $      --          $   3,144         $    572
Cash payment for income taxes                               --                 --               --

Non-cash investing and financing activities:

Accrued Satellite under construction                    59,771                 --               --
Issuance and re-pricing of common stock
purchase warrants                                       61,070             26,672           10,024
Financing fees added to term credit facility                --                320               --
Amortization of deferred financing fees
related to Series A Cumulative Convertible
Preferred Stock                                          2,409                 --               --
Dividends payable on Series A and Series B
Cumulative Convertible Preferred Stock                  16,717                 --               --
Issuance of common stock                               370,980                 --               --
Exercise and Expiration of common stock
warrants                                               (10,060)           (13,575)              --

Step up of TerreStar intangible assets                  78,377                 --               --
Issuance of Common Stock under the Defined
Contribution Plan                                           --                 --              280
SAB 51 pick-up                                       $      --          $   7,993         $     --

20. Subsequent Events

On January 30, 2006 $59,045,600 was released from the Restricted Cash for Loral Satellite account which represented all invoiced amounts due and payable to Loral through January 25, 2006.

In January 2006, TerreStar entered into a contract with Hughes Networks Systems to build a ground component of its integrated communications system. The contract calls for payments over time of up to approximately $38 million, excluding any optional services or components TerreStar elects to purchase.

In the first quarter of 2006, TerreStar granted options to purchase 450,000 shares at a price of $24.42 per share to newly hired employees.

On February 14, 2006, James D. Dondero resigned from Motient's board of directors. On the same day, certain entities which he controlled that are Motient shareholders announced their intent to solicit the replacement of Motient's board.

On February 27, 2006, Motient named two new directors to its board, David Meltzer and David Grain.

On March 9, 2006 the Company amended its November 21, 2005 employment agreements with Mr. Downie, Ms. Newman and Mr. Macklin. The amendments were made to clarify certain provisions relating to events triggered by a change of control.

On March 17, 2006, the Court of Chancery of the State of Delaware in and for New Castle County dismissed the suit filed by Highland Legacy Limited on August 16, 2005, a stockholder of Motient and affiliate of former director James Dondero. The court found that the plaintiff had failed to alleges facts indicating that the defendant directors of Motient lacked independence or that the challenged transactions were not a valid exercise of their business judgment.

In March 2006, the TerreStar Board of Directors authorized a $5 million capital contribution to its wholly-owned subsidiary TerreStar Networks Bermuda Ltd. (TerreStar Bermuda), and TerreStar Bermuda was subsequently spun-off by TerreStar on a pro-rata basis to its shareholders, including Motient. TerreStar Bermuda has no material assets or liabilities other than the cash capital contribution.

21. Quarterly and Other Financial Data (unaudited)

                            QUARTERLY FINANCIAL DATA
                (dollars in thousands, except for per share data)
                                   (unaudited)

                                                                       2004-Quarters
                                                                       -------------
                                                         3/31/04    6/30/04     9/30/04    12/31/04
                                                         -------    -------     -------    --------

Revenues                                                 $ 11,500   $ 11,439    $  8,353     $  5,588
Operating expenses (1)                                     21,674     23,471      14,583       23,739
                                                          -------    -------      ------      -------
Loss from operations                                      (10,174)   (12,032)     (6,230)     (18,151)

Net loss                                                 $(13,517)  $(23,112)   $ (9,849)    $(25,851)
Basic and Diluted Loss Per Share of common stock (2)     $  (0.54)  $  (0.79)   $  (0.29)    $  (0.62)
Weighted-average common shares outstanding during the
period                                                     25,232     29,338      33,418       41,944
Market price per share (3)
   High                                                  $   7.45   $  14.01    $  13.75     $  23.95
   Low                                                   $   4.05   $   6.15    $   8.40     $   8.95


                                                                       2005-Quarters
                                                                       -------------
                                                            3/31/05       6/30/05        9/30/05      12/31/05
                                                         (as restated) (as restated)  (as restated)
                                                         ------------- -------------  ------------- -------------

Revenues                                                   $  5,013      $  3,545       $  3,163      $  2,103
Operating expenses (1)                                       26,465        21,399         17,863        74,276
                                                            -------      --------        -------       -------
Loss from operations (2)                                    (21,452)      (17,854)      (14,700)      (72,173)

Net loss                                                    (31,139)      (20,289)      (13,439)      (74,414)
Net loss available to Common Stockholders                   (31,139)      (25,778)      (20,118)      (81,372)
Basic and Diluted Loss Per Share of common stock           $  (0.52)     $  (0.40)     $  (0.32)     $  (1.30)
Weighted-average common shares outstanding during
the period                                                   59,580        63,762         62,464        62,445
Market price per share (3)
   High                                                    $  33.40      $  28.50       $  26.25      $  23.60
   Low                                                     $  20.50      $  16.45       $  19.65      $  13.75

(1) In 2004, $1.1million and $5.2 million in restructuring expenses were charged to costs and expenses in the first and second quarters, respectively. Of the $6.3 million restructuring expense in 2004, $5.0 million was paid in 2004 and $1.0 million was paid in 2005. In 2005, $0.1 and $5.6 million in restructuring expenses were charged to costs and expenses in the first and second quarters, respectively. Of the $5.7 million restructuring expense in 2005, $4.8 million was paid in 2005.
(2) Loss per share calculations for each of the quarters are based on the weighted average number of shares outstanding for each of the periods, and the sum of the quarters is not equal to the full year loss per share amount due to rounding.
(3) The Company's common stock is currently traded under the symbol MNCP on the Pink Sheets. The quarterly high and low sales price represents the high and low bid prices in the Nasdaq Stock Market for the Company's pre-reorganization common stock for the periods indicated for 2002 and the high and low bid prices for Motient pre- and post-reorganization common stock for the periods indicated. The quotations represent inter-dealer quotations, without retail markups, markdowns or commissions, and may not necessarily represent actual transactions. As of December 31, 2005, there were approximately 17 stockholders of record of the Company's common stock.

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 2003, 2004 and 2005

                                                              Charged
                                                Balance at    to Costs
                                                 Beginning      and                        Balance at End of
Description                                      of Period    Expenses       Deductions         Period
-----------                                      ---------    --------       ----------         ------
Year Ended December 31, 2003
       Allowance for doubtful accounts            $1,003      $  194         $ (438)           $  759
Year Ended December 31, 2004
       Allowance for doubtful accounts            $  759      $ (269)        $ (234)           $  256
Year Ended December 31, 2005
       Allowance for doubtful accounts            $  256      $ (140)        $  (61)           $   55


                                                              Charged
                                                 Balance at   to Costs
                                                 Beginning      and                         Balance at End of
Description                                      of Period    Expenses       Deductions         Period
-----------                                      ---------    --------       ----------         ------
Year Ended December 31, 2003
       Allowance for Obsolescence                 $ 9,551     $   199       $(2,000)           $ 7,750
Year Ended December 31, 2004
       Allowance for Obsolescence                 $ 7,750     $  (132)      $(7,618)           $    --
Year Ended December 31, 2005
       Allowance for Obsolescence                 $    --     $    --       $    --            $    --

                         Report of Independent Auditors

General Partner and Unit Holders
Mobile Satellite Ventures LP

         We have audited the accompanying consolidated balance sheets of Mobile Satellite Ventures LP (a Delaware limited partnership) (the Company) as of December 31, 2004 and 2005, and the related consolidated statements of operations, partners' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mobile Satellite Ventures LP at December 31, 2004 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States.

         As discussed in Note 2 to the consolidated financial statements, in 2005 the Company adopted Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities.

                                                           /s/ Ernst & Young LLP

McLean, Virginia
February 22, 2006

                          Mobile Satellite Ventures LP
                           Consolidated Balance Sheets
                                 (In Thousands)

                                                                                                             December 31
                                                                                                             -----------
                                                                                                          2004         2005
                                                                                                          ----         ----
Assets
Current assets:
  Cash and cash equivalents.......................................................................      $129,124      $59,925
  Investments.....................................................................................            --       52,278
  Restricted cash.................................................................................            75        1,664
  Accounts receivable, net of allowance of $70 and $103...........................................         3,344        3,370
  Management fee due from TerreStar...............................................................            --          769
  Inventory.......................................................................................           698          710
  Prepaid expenses and other current assets.......................................................           782        1,090
  TerreStar assets, discontinued..................................................................         5,955           --
Total current assets..............................................................................       139,978      119,806
Restricted cash, long-term........................................................................            --        4,600
Property and equipment, net.......................................................................        14,054       10,600
Intangible assets, net............................................................................        71,506       61,958
Goodwill..........................................................................................        16,495       16,936
Other assets......................................................................................            85        2,884
TerreStar assets, discontinued....................................................................         4,105           --
Total assets......................................................................................      $246,223     $216,784
Liabilities and partners' equity
Current liabilities:
  Accounts payable and accrued expenses...........................................................        $6,171       $6,974
  Vendor note payable, current portion............................................................           206          225
  Deferred revenue, current portion...............................................................         4,882        4,538
  Other current liabilities.......................................................................            65           74
  TerreStar liabilities, discontinued.............................................................           549           --
Total current liabilities.........................................................................        11,873       11,811
Deferred revenue, net of current portion..........................................................        20,690       23,243
Vendor note payable, net of current portion.......................................................           696          470
Total liabilities.................................................................................        33,259       35,524
Commitments and contingencies
Partners' equity:
  MSV general partner.............................................................................            --           --
  MSV limited partners............................................................................       217,643      186,803
  Deferred compensation...........................................................................        (4,185)      (4,420)
  Accumulated other comprehensive loss............................................................          (494)      (1,123)
Total partners' equity............................................................................       212,964      181,260
Total liabilities and partners' equity............................................................      $246,223     $216,784

                             See accompanying notes.

                          Mobile Satellite Ventures LP
                      Consolidated Statements of Operations
                                 (In Thousands)

                                                                                                 Year ended December 31
                                                                                                 ----------------------
                                                                                             2003          2004          2005
                                                                                             ----          ----          ----
Revenues:
  Services and related revenues..................................................         $25,536       $26,664       $27,200
  Equipment sales and other revenues.............................................           1,588         2,343         2,181
Total revenues...................................................................          27,124        29,007        29,381
Operating expenses:
  Satellite operations and cost of services (exclusive of depreciation and
    amortization shown separately below).........................................          15,640        16,618        14,264
  Next generation expenditures (exclusive of depreciation and amortization shown
    separately below)............................................................           4,268         8,593        18,516
  Sales and marketing............................................................           1,973         4,762         4,093
  General and administrative.....................................................           4,319         7,350        15,552
  Depreciation and amortization..................................................          17,928        18,439        16,109
Total operating expenses.........................................................          44,128        55,762        68,534
Loss from continuing operations before other income (expense)....................         (17,004)      (26,755)      (39,153)
Other income (expense):
  Rights and services fee from MSV Canada........................................           3,200         3,568            --
  Equity in losses of MSV Canada.................................................          (1,030)         (275)           --
  Interest income................................................................              41           442         3,490
  Interest expense...............................................................          (9,616)       (8,551)         (145)
  Management fee from TerreStar..................................................              --            --         3,621
  Other income, net..............................................................             737            55            61
  Loss from continuing operations before cumulative effect of change in accounting
    principle....................................................................         (23,672)      (31,516)      (32,126)
  Loss from TerreStar discontinued operations....................................          (4,328)       (1,939)       (9,553)
  Loss before cumulative effect of change in accounting principle................         (28,000)      (33,455)      (41,679)
  Cumulative effect of change in accounting principle............................              --            --           724
Net loss.........................................................................        $(28,000)     $(33,455)     $(40,955)

                             See accompanying notes.

                          Mobile Satellite Ventures LP
              Consolidated Statements of Partners' Equity (Deficit)
                     (In Thousands, except number of units)

                            General Partner      Limited Partners
                            ---------------      ----------------
                                                                                        Accumulated      Total
                                                                                              Other  Partners'
                           Number of            Number of                  Deferred   Comprehensive  Equity      Comprehensive
                               Units   Amount       Units     Amount   Compensation   Income (Loss)  (Deficit)            Loss
                               -----   ------       -----     ------   ------------   -------------  ---------            ----

Balance, December 31, 2002        --     $ --  16,642,732  $  23,259       $     --         $     7  $  23,266
  Issuance of MSV Class A
    Preferred Units.....          --       --     573,951      3,700             --              --      3,700
  Net loss..............          --       --          --    (28,000)            --              --    (28,000)      $ (28,000)
  Change in market value
    of derivative
    instruments.........          --       --          --         --             --              82         82              82
  Foreign currency
    translation adjustment        --       --          --         --             --             (32)       (32)            (32)
Balance, December 31, 2003        --       --  17,216,683     (1,041)            --              57       (984)
Total, year ended
  December 31, 2003.....                                                                                             $ (27,950)
  Issuance of MSV Class A
    Preferred Units.....          --       --   2,735,317     17,633             --              --     17,633
  Conversion of Notes...          --       --   9,911,234     84,922             --              --     84,922
  Issuance of MSV Common
    Units...............          --       --   4,923,599    145,000             --              --    145,000
  Issuance of stock
    options.............          --       --          --      4,680         (4,680)             --         --
  Amortization of
    deferred compensation         --       --          --         --            495              --        495
  Distribution of warrant
    in subsidiary.......          --       --          --        (96)            --              --        (96)
  Net loss..............          --       --          --    (33,455)            --              --    (33,455)      $ (33,455)
  Change in market value
    of derivative
    instruments.........          --       --          --         --             --             (45)       (45)            (45)
  Foreign currency
    translation adjustment        --       --          --         --             --            (506)      (506)           (506)
Balance, year ended
  December 31, 2004.....          --       --  34,786,833    217,643         (4,185)           (494)    212,964
Total, year ended
  December 31, 2004.....                                                                                             $ (34,006)
  Issuance of stock
    options.............          --       --          --      8,717         (8,717)             --         --
  Amortization of
    deferred compensation         --       --          --         --          8,369              --      8,369
  Distribution to unit
    holders for TerreStar         --       --          --        869            113              --        982
  Exercise of employee
    options.............          --       --      86,852        529             --                        529
  Net loss..............          --       --          --    (40,955)            --              --    (40,955)      $ (40,955)
  Change in market value
    of derivative
    instruments.........          --       --          --         --             --             (37)       (37)            (37)
  Foreign currency
    translation adjustment        --       --          --         --             --            (592)      (592)           (592)
Balance, December 31, 2005        --     $ --  34,873,685  $ 186,803       $ (4,420)        $(1,123) $ 181,260
Total, year ended
  December 31, 2005.....                                                                                             $ (41,584)

                             See accompanying notes.

                          Mobile Satellite Ventures LP
                      Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                                                    Year ended December 31
                                                                                                    ----------------------
                                                                                                 2003        2004        2005
                                                                                                 ----        ----        ----
Operating activities
Net loss..............................................................................       $(28,000)   $(33,455)   $(40,955)
Loss from TerreStar discontinued operations...........................................          4,328       1,939       9,553
Loss from continuing operations.......................................................        (23,672)    (31,516)    (31,402)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
  TerreStar discontinued operations...................................................         (1,755)     (7,236)        113
  Cumulative effect of change in accounting principle.................................             --          --        (724)
  Depreciation and amortization.......................................................         17,928      18,439      16,109
  Equity in losses of MSV Canada......................................................          1,030         275          --
  Amortization of deferred compensation...............................................             --         495       8,369
  Changes in operating assets and liabilities:
    Accounts receivable...............................................................         (1,062)        917          53
    Management fee due from TerreStar.................................................             --          --        (769)
    Inventory.........................................................................            712         708         (12)
    Prepaid expenses and other assets.................................................           (938)        333      (3,478)
    Accounts payable and accrued expenses.............................................            307       2,765         672
    Other current liabilities.........................................................           (752)       (120)          9
    Accrued interest..................................................................          7,385     (12,589)         --
    Deferred revenue..................................................................          1,274      (2,677)       (988)
Net cash provided by (used in) operating activities...................................            457     (30,206)    (12,048)
Investing activities
Purchase of Motient Satellite business, net of cash acquired..........................         (2,200)         --          --
Purchase of property and equipment....................................................           (967)       (344)       (294)
Purchase of intangible assets and other assets........................................             --        (500)         --
Restricted cash.......................................................................            579          (1)     (6,134)
Purchase of investments...............................................................             --          --     (52,278)
Investing activities of TerreStar discontinued operations.............................         (1,944)     (3,791)         --
Net cash used in investing activities.................................................         (4,532)     (4,636)    (58,706)
Financing activities
Proceeds from issuance of Class A Preferred Units.....................................          3,700      17,633          --
Proceeds from issuance of Common Units................................................             --     145,000         529
Principal payment on notes payable to investors.......................................         (1,575)     (2,370)         --
Principal payment on vendor note payable..............................................             --          --       (206)
Financing activities of TerreStar discontinued operations.............................             --           4          --
Net cash provided by financing activities.............................................          2,125     160,267         323
Effect of exchange rates on cash and cash equivalents.................................            134         (66)      1,232
Net (decrease) increase in cash and cash equivalents..................................         (1,816)    125,359     (69,199)
Cash and cash equivalents, beginning of period........................................          5,581       3,765     129,124
Cash and cash equivalents, end of period..............................................       $  3,765    $129,124    $ 59,925
Supplemental information
Cash paid for interest................................................................       $  2,125    $ 21,395    $    102
Distribution of TerreStar.............................................................       $     --    $     --    $    869
Non-cash financing information
Equipment obtained through issuance of vendor note....................................         $1,029    $     --    $     --
Conversion of Notes...................................................................       $     --    $  84,922   $     --

                             See accompanying notes.

                          Mobile Satellite Ventures LP
                   Notes to Consolidated Financial Statements
                                December 31, 2005

1.  Organization and Business

         Mobile Satellite Venture LP's predecessor company, Motient Satellite Ventures LLC, was organized as a limited liability company pursuant to the Delaware Limited Liability Company Act on June 16, 2000, by Motient Corporation (Motient). On December 19, 2000, Motient Satellite Ventures LLC changed its name to Mobile Satellite Ventures LLC (MSV LLC). On November 26, 2001, MSV LLC was converted into a limited partnership, Mobile Satellite Ventures LP (MSV or the Company), subject to the laws of the state of Delaware. Concurrent with such conversion, the Company acquired certain assets and liabilities of the Motient and TMI Communications LP (TMI) satellite businesses. In connection with its purchase of TMI's satellite business, the Company acquired a 20% equity interest in Mobile Satellite Ventures (Canada) Inc. (MSV Canada) and a 33 (1)/3% equity interest in Mobile Satellite Ventures Holdings (Canada) Inc. (MSV Canada Holdings). In February 2002, the Company established TerreStar Networks Inc. (TerreStar), a wholly owned subsidiary, to develop business opportunities related to the planned receipt of certain licenses in the S-band radio frequency band (see Note 10). On May 11, 2005, holders of the Company's Limited Partnership units exercised previously distributed rights to acquire all of the shares of TerreStar owned by the Company. As a result of this transaction, TerreStar is no longer a subsidiary of the Company. The assets and liabilities and operating performance of the TerreStar business are classified as TerreStar discontinued operations in the accompanying consolidated financial statements (see Note 10).

         The Company provides mobile satellite and communications services to individual and corporate customers in the United States and Canada via its own satellite and leased satellite capacity. The Company's operations are subject to significant risks and uncertainties including technological, competitive, financial, operational, and regulatory risks associated with the wireless communications business. Uncertainties also exist regarding the Company's ability to raise additional debt and equity financing and the ultimate profitability of the Company's proposed next generation integrated network. The Company will require substantial additional capital resources to construct its next generation integrated network.

         The Company's current operating assumptions and projections, which reflect management's best estimate of future revenue, capital commitments, and operating expenses, indicate that anticipated operating expenditures through 2006 can be met by cash flows from operations and available working capital; however, the Company's ability to meet its projections is subject to uncertainties, and there can be no assurance that the Company's current projections will be accurate. If the Company's cash requirements are more than projected, the Company may require additional financing.

         The type, timing, and terms of financing, if required, selected by the Company will be dependent upon the Company's cash needs, the availability of financing sources, and the prevailing conditions in the financial markets. There can be no assurance that such financing will be available to the Company at any given time or available on favorable terms.

                          Mobile Satellite Ventures LP
                   Notes to Consolidated Financial Statements

2.  Significant Accounting Policies

Basis of Presentation

         The consolidated financial statements as of December 31, 2004 and 2005, and for the years ended December 31, 2003 and 2004, include the accounts of the Company and its majority owned subsidiaries prepared in accordance with accounting principles generally accepted in the United States (GAAP). The consolidated financial statements as of December 31, 2005 include the accounts of the Company and its majority-owned subsidiaries and all variable interest entities for which the Company is the primary beneficiary, in accordance with GAAP. All intercompany accounts are eliminated upon consolidation.

Use of Estimates

         The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates affecting the consolidated financial statements include management's judgments regarding the allowance for doubtful accounts, reserves for inventory, future cash flows expected from long-lived assets, accrued expenses, and the fair value of the Company's partnership units for purposes of accounting for options. Actual results could differ from those estimates.

Cash and Cash Equivalents

         Cash and cash equivalents include investments such as money market accounts with an original maturity of three months or less.

Investments

         The Company's investments are all either United States Treasury securities or obligations of United States government agencies, with original maturities of not more than 12 months. All of the Company's investments are considered held-to-maturity and are reported at amortized cost. The following is a summary of our held-to-maturity securities (in thousands):

                                                                December 31
                                                                       2005
                                                                       ----
Amortized cost and net carrying amount..........................    $52,278
Gross unrealized loss...........................................        (57)
Estimated fair value............................................    $52,221

Restricted Cash

         In connection with the purchase of the satellite business in 2001, the Company retained a portion of the purchase price, which was restricted to pay Motient's rent obligation to the Company for the lease of office space in the Company's headquarters and to ensure the provision of certain services to the Company by Motient under a transition services agreement. During the year ended December 31, 2003, approximately $531,000 was used to satisfy Motient's obligations under its sublease with the Company, and approximately $51,000 was remitted to Motient for services provided to MSV. As of December 31, 2004, the restricted cash balance for this purpose was $74,000. During March, 2005, all obligations under this transition services agreement were satisfied and all remaining funds were released to Motient and MSV.

         On January 10, 2005, and on May 23, 2005, the Federal Communication Commission's (FCC) International Bureau authorized MSV to launch and operate new L-Band mobile satellite services (MSS) systems that will occupy orbital locations that are in addition to the Company's existing orbital slots, and satellites. The International Bureau requires all grants for new systems to be supported by a performance bond. In accordance with this requirement, the Company secured a five-year, $3.0 million bond for each satellite system. The bonds are fully collateralized by a $3.0 million letter of credit for each bond, secured by $6.0 million cash on deposit, which is reflected as restricted cash in the accompanying consolidated balance sheet as of December 31, 2005.

Inventory

         Inventories consist of finished goods that are communication devices and are stated at the lower of cost or market, average cost method. The Company periodically assesses the market value of its inventory, based on sales trends and forecasts and technological changes, and records a charge to current-period income when such factors indicate that a reduction in net realizable value has occurred.

Property and Equipment

         Property and equipment acquired in business combinations are recorded at their estimated fair value on the date of acquisition. Purchases of property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives, ranging from three to ten years. The Company capitalized $1.8 million related to a ground station to which it does not yet hold legal title. Title will pass to the Company upon completion of all payments for that equipment under the related vendor note payable (see
Note 5). As of December 31, 2005 the cost, net of accumulated depreciation related to this equipment, was $1.4 million. During the year ended December 31, 2004, MSV initiated inclined orbit of the MSAT-2 satellite, effectively extending its fuel life. In March 2005, the Company completed a formal evaluation of the impact of this action and concluded that the satellite's useful life had been extended by approximately five years to December 2010. The depreciable life of this satellite was extended by five years on a prospective basis. This change in estimate decreased the net loss for the year ended December 31, 2005, by approximately $4.1 million.

         Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the remaining lease term.

Long-Lived Assets

         In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets, including property and equipment and intangible assets other than goodwill, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of its long-lived assets, the Company evaluates the probability that future estimated undiscounted net cash flows will be less than the carrying amount of the assets. If such estimated cash flows are less than the carrying amount of the long-lived assets, then such assets are written down to their fair value. No impairment charges were recorded related to the continuing operations of the Company in the years ended December 31, 2003, 2004, or 2005. The Company's estimates of anticipated cash flows and the remaining estimated useful lives of long-lived assets could be reduced significantly in the future. As a result, the carrying amount of long-lived assets may be reduced in the future.

Goodwill

         SFAS No. 142, Goodwill and Other Intangible Assets, requires the use of a non-amortization approach to account for purchased goodwill. Under a non-amortization approach, goodwill is not amortized into results of operations, but instead is reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill is determined to be more than its estimated fair value. The Company performs its annual impairment test on December 31 or when certain triggering events occur. No impairment charges were recorded in the years ended December 31, 2003, 2004, or 2005.

Concentrations of Credit Risk

         Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments, and accounts receivable. The Company maintained cash balances at financial institutions that exceeded federally insured limits as of December 31, 2004 and 2005. The Company maintains its cash and cash equivalents at high-credit-quality institutions, and as a result, management believes that credit risk related to its cash is not significant.

         The Company generally grants credit to customers on an unsecured basis. The Company performs ongoing evaluations of probability of collection of amounts owed to the Company. The Company records an allowance for doubtful accounts equal to the amount estimated to be potentially uncollectible.

         The Company's significant customers, as measured by percentage of total revenues, were as follows:

                                                                          Year ended December 31
                                                                          ----------------------
                                                                     2003           2004         2005
                                                                     ----           ----         ----
Customer A....................................................        12%              *            *
Customer B....................................................        11%              *            *
Customer C....................................................        13%            14%          12%

         The Company's significant customers, as measured by percentage of total accounts receivable, were as follows:
                                                                                       December 31
                                                                                       -----------
                                                                                    2004         2005
                                                                                    ----         ----
Customer B.....................................................................      12%            *
Customer C.....................................................................      12%            *
Customer D.....................................................................      11%            *

_________________________
*    Customer did not represent more than 10% for the period presented.

                          Mobile Satellite Ventures LP
                   Notes to Consolidated Financial Statements

2.  Significant Accounting Policies

Fair Value of Financial Instruments

         SFAS No. 107, Disclosure about Fair Value of Financial Instruments, requires disclosures regarding the fair value of certain financial instruments. The carrying amount of the Company's cash and cash equivalents, investments, restricted cash, accounts receivable, accounts payable, and accrued expenses approximates their fair value because of the short-term maturity of these instruments. The fair value of the vendor note payable approximates fair value as of December 31, 2005.

Stock-Based Compensation

         SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans using the fair value method. The Company accounts for employee stock-based compensation using the intrinsic value method as prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. The Company recognizes compensation expense on a straight-line basis over the vesting period. The Company accounts for stock-based compensation awarded to non-employees as prescribed in SFAS No. 123.

         The following illustrates the effect on net loss if the Company had applied the fair value method of SFAS No. 123 (in thousands):

                                                                                                Year ended December 31
                                                                                                ----------------------
                                                                                       2003             2004             2005
                                                                                       ----             ----             ----
Net loss, as reported...................................................           $(28,000)        $(33,455)        $(40,955)
Add stock-based compensation included in reported net loss..............                 --              495            8,482
Stock-based compensation expense determined under fair value method.....             (1,080)          (1,952)         (10,709)
Pro forma net loss......................................................           $(29,080)        $(34,912)        $(43,182)

         The weighted-average fair value of unit options granted during the years ended December 31, 2003, 2004, and 2005 was $0.91, $4.61, and $11.11,
respectively. The fair value of the options granted was estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                                                     Year ended December 31
                                                                                                     ----------------------
                                                                                                   2003       2004       2005
                                                                                                   ----       ----       ----
Expected life..............................................................................           5          5          5
Risk-free rate.............................................................................       3.16%      3.31%      2.91%
Volatility.................................................................................          0%         0%         0%
Dividend yield.............................................................................          0%         0%         0%

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

Next Generation Expenditures

         The Company classifies costs it incurs related to the financing, development and deployment of its next generation integrated network as next generation expenditures in the accompanying consolidated statements of operations in order to distinguish these costs from the costs related to its existing satellite-only MSS. Next generation expenditures include costs associated with the Company's next generation integrated network as follows (in thousands):

                                                                                                   Year ended December 31
                                                                                                   ----------------------
                                                                                               2003        2004          2005
                                                                                               ----        ----          ----
Employee-related costs..............................................................         $2,270      $3,425        $6,918
Research and development expenses...................................................             --         769         5,010
Professional and consulting expenses................................................            833       2,663         3,941
Legal and regulatory fees...........................................................            944       1,053         1,413
Patent costs and fees...............................................................            221         683         1,234
Total next generation expenditures..................................................         $4,268      $8,593       $18,516

Income Taxes

         As a limited partnership, the Company is not subject to income tax directly. Rather, each unit holder is subject to income taxation based on the unit holder's portion of the Company's income or loss as defined in the limited partnership agreement. The Company's Canadian subsidiary and MSV Canada are taxed as corporations in Canada, and as such, are subject to entity-level tax (see Note 11).

Foreign Currency and International Operations

         The functional currency of the Company's Canadian subsidiary and MSV Canada is the Canadian dollar. The financial statements of these companies are translated to United States dollars using period-end rates for assets and liabilities, and period-average rates for revenues and expenses. The impact of translation is included as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. In addition, the Company realized foreign exchange transaction gains, which are a component of other income in the accompanying consolidated statements of operations. For the years ended December 31, 2003, 2004, and 2005, foreign exchange transaction gains were approximately $445,000, $41,000, and $23,000, respectively.

Derivatives

         The Company accounts for derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which requires the recognition of all derivatives as either assets or liabilities measured at fair value with changes in fair value of derivatives reflected as current-period income (loss) unless the derivatives qualify as hedges of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in equity and subsequently recognized in earnings along with the related effects of the hedged items. Any ineffective portion of hedges is reported in earnings as it occurs.

         In the normal course of business, the Company is exposed to the impact of fluctuations in the exchange rate of the Canadian dollar. The Company limits this risk by following an established foreign currency financial management policy. This policy provides for the use of forward and option contracts, which limit the effects of exchange rate fluctuations of the Canadian dollar on financial results. The Company does not use derivatives for trading or speculative purposes. As of December 31, 2003, 2004, and 2005, the Company hedged portions of its forecasted expenses and equipment purchases, payable in Canadian dollars or Euros, totaling approximately $2.8 million, $923,000, and $1.2 million, respectively, by entering into forward contracts and option contracts. In general, these contracts have varying maturities up to, but not exceeding, one year with cash settlements made at maturity based upon rates agreed to at contract inception. All derivatives held by the Company satisfy the hedge criteria of SFAS No. 133. The Company's unrealized gains on these contracts were $81,000, $36,000, and $0 as of December 31, 2003, 2004, and 2005,
respectively, which are reflected as a component of accumulated other comprehensive income and an asset within prepaid expenses and other current assets in the accompanying consolidated balance sheets.

Comprehensive Income

         Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income refers to revenue, expenses, gains and losses that under GAAP are included in comprehensive income, but excluded from net income. For the period presented, the elements within other comprehensive income, net of tax, consisted of foreign currency translation adjustments and the changes in the market value and expiration of the Company's derivative instruments.

         The components of accumulated other comprehensive income was as follows (in thousands):

                                                                                           December 31
                                                                                           -----------
                                                                                       2004            2005
                                                                                       ----            ----
Unrealized gain in market value of derivative instruments.......................        $37             $--
Foreign currency translation adjustment.........................................       (531)         (1,123)
Accumulated other comprehensive loss............................................      $(494)        $(1,123)

Investments in MSV Canada and MSV Canada Holdings

         For the years ended December 31, 2003 and 2004, the Company accounted for its equity investments in MSV Canada and MSV Canada Holdings pursuant to the equity method of accounting. The carrying value of these investments was $0 at each balance sheet date. Because the Company is obligated to provide working capital financial support to MSV Canada, and rights and services to MSV Canada, the Company recorded losses related to such funding as equity in losses of MSV Canada in the accompanying consolidated statements of operations.

         In January 2003, the FASB issued Financial Interpretation No. 46 (FIN
46), Consolidation of Variable Interest Entities--an Interpretation of Accounting Research Bulletin No. 51. FIN 46 provides a new framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of a VIE in its consolidated financial statements.

         In general, a VIE is a corporation, partnership, limited-liability corporation, trust, or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that is unable to make significant decisions about its activities, or (3) has a group of equity owners that does not have the obligation to absorb losses or the right to receive returns generated by its operations.

         FIN 46 requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE (a variable interest holder) is obligated to absorb a majority of the risk of loss from the VIE's activities, is entitled to receive a majority of the VIE's residual returns (if no party absorbs a majority of the VIE's losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE's assets, liabilities, and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. FIN 46 also requires disclosures about VIEs that the variable interest holder is not required to consolidate but in which it has a significant variable interest.

         FIN 46 was effective immediately for VIEs created after January 31, 2003, and was effective January 1, 2005, for VIEs created before February 1, 2003. The provisions of FIN 46, as revised, were adopted as of January 1, 2005, for the Company's interest in MSV Canada, which was created prior to February 1, 2003.

         The Company determined that it is the primary beneficiary of MSV Canada as a result of its direct and indirect ownership interests in MSV Canada, its obligation to fund MSV Canada, and the rights and services and capacity agreements between the Company and MSV Canada. The Company is obligated, by contract, to fund MSV Canada. This obligation continues indefinitely, but may terminate upon written agreement between the Company and MSV Canada, or upon one party becoming the beneficial owner of all of the shares of MSV Canada.

         In accordance with the transition provisions of FIN 46, the assets, liabilities, and noncontrolling interests of newly consolidated VIEs such as MSV Canada were initially recorded at the amounts at which they would have been carried in the consolidated financial statements if FIN 46 had been effective when the Company first met the conditions to be the primary beneficiary of the VIE. The assets, as consolidated by MSV, of MSV Canada consist primarily of its satellite, which has a carrying value of approximately $1.3 million at December 31, 2005 and is included in property, plant, and equipment in the Company's consolidated balance sheet. The consolidated liabilities of MSV Canada consist primarily of its deferred revenue, which has a carrying value of approximately $1.4 million at December 31, 2005 and is included in deferred revenue in the Company's consolidated balance sheet.

                          Mobile Satellite Ventures LP
                   Notes to Consolidated Financial Statements

2.  Significant Accounting Policies

         The difference between the net amount added to the Company's consolidated balance sheet related to MSV Canada and the Company's previously recognized interest in MSV Canada represented a gain of approximately $724,000 and was recognized as a cumulative effect of change in accounting principle during the year ended December 31, 2005. The adoption of FIN 46 on January 1, 2005 also increased total assets by approximately $3.3 million and total liabilities by approximately $2.6 million. Prior periods were not restated. Had FIN 46 been applied retroactively, the impact on prior periods would not have been material. Neither the assets nor liabilities of MSV Canada have been reported in any of the Company's financial statements prior to January 1, 2005.

Recent Pronouncements

         In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, supersedes APB Opinion No. 25, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company will be required to adopt SFAS No. 123(R) using the prospective method, as the Company used the minimum-value method for disclosure purposes. The new standard will be effective for the Company for the year beginning January 1, 2006. As the Company currently accounts for share-based payments using the intrinsic value method as allowed by APB Opinion No. 25, the adoption of the fair value method under SFAS No. 123(R) will have an impact on the Company's results of operations. However, the extent of impact of the adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

Reclassifications

         Certain prior-year amounts have been reclassified to conform to the current-year presentation.

3.  Intangible Assets and Goodwill

         The Company's intangible assets and goodwill arose primarily as a result of the Company's 2001 acquisitions of the Motient and TMI satellite businesses. These transactions were accounted for using the purchase method of accounting. At the time of the acquisition, the Company allocated the purchase price to the assets acquired and liabilities assumed based on their respective estimated fair values. In addition, under the terms of the purchase agreement, during 2003, the Company paid $2.2 million in contingent consideration to Motient for the provision of services to a customer under a contract assumed by the Company. This payment was accounted for as contingent consideration and was included in the determination of the purchase price when paid to Motient.

         The Company's identifiable intangible assets consist of the following (in thousands):

                                                                                                        December 31
                                                                                                        -----------
                                                                                                         2004            2005
                                                                                                         ----            ----
Customer contracts..........................................................................          $18,178         $18,219
Next generation intellectual property.......................................................           82,600          82,600
                                                                                                      100,778         100,819
Accumulated amortization....................................................................          (29,272)        (38,861)
Intangible assets, net......................................................................          $71,506         $61,958

         Customer contracts are amortized over a period ranging from 4.5 to 5 years. Next generation intellectual property is amortized over periods ranging from 4.5 to 15 years. During the years ended December 31, 2003, 2004, and 2005, the Company recorded approximately $9.4 million, $9.5 million, and $9.5 million, respectively, of amortization expense related to these intangible assets. The Company's next generation intellectual property consists of a combination of licenses and contractual rights to various authorizations, various applications, certain technology, and certain other rights. The changes in the recorded balance of goodwill and customer contracts are primarily the result of the fluctuation of the exchange rate between the United States dollar and Canadian dollar.

         Future amortization of intangible assets is as follows as of December 31, 2005 (in thousands):

2006.........................................................................................................          $7,512
2007.........................................................................................................           5,585
2008.........................................................................................................           5,585
2009.........................................................................................................           5,474
2010.........................................................................................................           5,474
Thereafter...................................................................................................          32,328
                                                                                                                      $61,958

4.  Balance Sheet Details

         Property and equipment consisted of the following (in thousands):

                                                                                                            December 31
                                                                                                             -----------
                                                                                                        2004             2005
                                                                                                        ----             ----
Space and ground segments................................................................            $40,578          $48,510
Office equipment and furniture...........................................................                927              958
Leasehold improvements...................................................................                435              493
                                                                                                      41,940           49,961
Accumulated depreciation.................................................................            (27,886)         (39,361)
Property and equipment, net..............................................................            $14,054          $10,600

         Accounts payable and accrued expenses consisted of the following (in thousands):

                                                                                                               December 31
                                                                                                               -----------
                                                                                                             2004        2005
                                                                                                             ----        ----
Accounts payable..................................................................................         $2,448      $2,342
Accrued expenses..................................................................................          1,369       1,738
Accrued compensation and benefits.................................................................          2,012       2,502
Accrued interest..................................................................................            342         392
Total accounts payable and accrued expenses.......................................................         $6,171      $6,974

5.  Long-Term Debt

Notes Payable

         In November 2001, the Company issued $55.0 million of Convertible Notes and $26.5 million of Non-Convertible Notes (collectively, the Notes) to finance the acquisitions of the Motient and TMI satellite businesses. In August 2002, the Company issued an additional $3.0 million of Convertible Notes. The Notes were scheduled to mature on November 26, 2006, and bore interest at 10% per annum, compounded semiannually and payable at maturity. In August 2003, the Company repaid approximately $1.6 million of the principal, and all of the accrued interest of approximately $2.1 million, on one of the Non-Convertible Notes.

         In April 2004, the Company made payments totaling approximately $2.4 million for principal and $2.6 million for accrued interest, on the Non-Convertible Notes. In November 2004, $25.9 million of Non-Convertible Notes and accrued interest were exchanged for 878,115 Common Units of MSV. The principal balance of $22.6 million and accrued interest of $3.3 million were exchanged for 765,843 and 112,272 Common Units, respectively, and approximately $56,000 of accrued interest was paid in cash.

         At the same time, $58.0 million of Convertible Notes were converted into 8,997,074 Class A Preferred Units at a rate of $6.45 per unit. At the date of the transaction, accrued interest on the Convertible Notes was approximately $19.2 million, of which $18.2 million was paid in cash and $1.0 million was exchanged for 36,045 Common Units (see Note 6). At the completion of this transaction, all outstanding principal and interest obligations on the Notes were extinguished.

Vendor Note Payable

         In February 2003, the Company entered into an agreement with a satellite communications provider that is a related party (the Vendor) for the construction and procurement of a ground station. The Vendor provided financing for this project totaling approximately $1.0 million at an interest rate of 9.5%. Future payments on the Vendor note payable as of December 31, 2005, are as follows (in thousands):

2006............................................................................................................         $279
2007............................................................................................................          279
2008............................................................................................................          233
Total future payments...........................................................................................          791
Less: interest..................................................................................................         (96)
Principal portion...............................................................................................          695
Less: current portion...........................................................................................         (225)
Long-term portion of vendor note payable........................................................................         $470

6.  Partners' Equity

         Pursuant to the Limited Partnership Agreement of the Company, the partners' interests in the Company consisted of MSV Common Units and MSV Class A Preferred Units. The Company's general partner, Mobile Satellite Ventures GP Inc., a Delaware corporation, has no economic interest in the Company and is owned by the Company's limited partners in proportion to their fully diluted interests in the Company.

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

                          Mobile Satellite Ventures LP
                   Notes to Consolidated Financial Statements

6.  Partners' Equity

         In August 2003, the Company received $3.7 million in exchange for the issuance of 573,951 Class A Preferred Units at $6.45 per unit. In March 2004, the Company received $17.6 million in exchange for the issuance in April 2004 of 2,735,317 Class A Preferred Units. In November 2004, the Company's limited partnership agreement was amended to eliminate the distinction between Class A Preferred and Common Units; all Class A Preferred Units were converted to Common Units. Also in November 2004, the Company received $145.0 million in proceeds from its existing investors in exchange for the issuance of 4,923,599 Common Units. Concurrently, $25.9 million of Non-Convertible Notes and accrued interest was exchanged for 878,115 Common Units. The principal balance of $22.6 million and accrued interest of $3.3 million were exchanged for 765,843 and 112,272 Common Units, respectively, and approximately $56,000 of accrued interest were paid in cash. Additionally, $58.0 million of Convertible Notes were converted into 8,997,074 Common Units in accordance with their terms. At the date of the transaction, accrued interest on the Convertible Notes was approximately $19.2 million, of which $18.2 million was paid in cash and $1.0 million was exchanged for 36,045 Common Units.

7.  Unit and Stock Option Plan

         In December 2001, the Company adopted a unit option incentive plan (Unit Option Incentive Plan), which allows for the granting of options and other unit based awards to employees and directors upon approval by the Board of Directors. Options to acquire units generally vest over a three-year period and have a 10-year life. As of February 2006, the total options or other unit based awards available for grant were 6.5 million.

         Beginning in July 2004, the Company granted options with exercise prices at less than the estimated fair market value of the related units on the option's grant date, for which the intrinsic value is recorded as deferred compensation. The deferred compensation is amortized over the options' vesting period.

         Determining the fair value of units underlying employee options (Limited Investor Units) requires complex and subjective judgments. We utilized the market approach to estimate the fair value of Limited Investor Units at each date on which options were granted. The market approach uses an analysis of the observable market price of equity instruments for companies with similar assets and businesses. We estimated the value of a Limited Investor Unit based on the values implied for partnership units (Common Units) held by limited partners, which hold significant interests in the Company, and whose equity securities are publicly traded. In order to derive the amount of the publicly traded security's value attributable to the Common Units, we used the market approach to estimate the value of other equity investments and assets owned by the respective limited partner, and therefore included in the public equity value of those securities. We made adjustments to account for the differences in volatility and liquidity between the publicly traded reference securities and a private Common Unit. We determined the estimated value of a Limited Investor Unit by making further adjustments to account for differences in rights attributable to a Common Unit as compared to those of a Limited Investor Unit. There is inherent uncertainty in making these estimates.

         During 2005, the Company's Compensation Committee of the Board of Directors determined that a "Change of Control" of the Company, as defined in the Unit Option Incentive Plan, occurred. This interpretation was related to Motient's acquisition, in February 2005, of MSV interests previously held by other MSV limited partners. This Change of Control in turn triggered the acceleration of vesting of all of the Company's then outstanding options that were subject to accelerated vesting, and recognition as additional compensation expense of approximately $3.8 million of previously deferred compensation expense associated with these options in the year ended December 31, 2005.

                                                                                                                    Weighted-
                                                                                               Options to             Average
                                                                                            Acquire Units      Exercise Price
                                                                                            -------------      --------------
Options outstanding at December 31, 2002...........................................             1,388,500               $6.45
  Granted..........................................................................             1,621,500                6.45
  Canceled.........................................................................              (115,833)               6.45
Options outstanding at December 31, 2003...........................................             2,894,167                6.45
  Granted..........................................................................             1,497,750                6.81
  Canceled.........................................................................               (78,334)               6.45
Options outstanding at December 31, 2004...........................................             4,313,583                6.58
  Granted..........................................................................               866,000               22.43
  Canceled.........................................................................              (110,333)               8.95
  Exercised........................................................................               (82,045)               6.45
Options outstanding at December 31, 2005...........................................             4,987,205                9.49

         At December 31, 2004 and 2005, 1,807,167 and 3,596,896 options, respectively, were exercisable. The following table summarizes the weighted-average option information as of December 31, 2005:


                                                  Number         Weighted-Average          Weighted-Average            Number
Range of Exercise Prices                     Outstanding           Remaining Life            Exercise Price       Exercisable
-------------------------                    -----------           --------------            --------------       -----------
$6.45...............................           4,363,705                     7.30                     $6.45         3,542,396
$29.45..............................             592,500                     9.43                    $29.45            54,500
$56.33..............................              31,000                     9.92                    $56.33                --
$6.45-$56.33........................           4,987,205                     7.12                     $9.49         3,596,896

8.  Related Party Transactions

         During the years ended December 31, 2003, 2004, and 2005, the Company incurred approximately $151,000, $1,000, and $0 of administrative expenses related primarily to services provided by Motient. In addition, the Company provided facilities-related services to Motient of approximately $134,000 during the year ended December 31, 2003.

         The Company has a rights and services agreement with MSV Canada, under which the Company provides various technical support and other services to MSV Canada, such as allowing access to its intellectual property; providing voice- and data-switching capabilities; providing backup, restoral, and emergency spectrum and satellite capacity; and providing accounting, customer service, and billing services. The Company also leases satellite capacity from MSV Canada pursuant to a lease agreement. The term of the lease extends for 25 years and may be terminated by the Company with one year's notice or by either party in certain circumstances. The amount of the lease payments is determined by the parties periodically based upon the amount of capacity usage by the Company and market rates. Prior to consolidating MSV Canada in 2005 (see Note 2), the capacity fee was included in the satellite operations cost in the accompanying consolidated income statement. During the years ended December 31, 2003, 2004, and 2005, the capacity fee paid by the Company to MSV Canada was approximately $4.9 million, $5.8 million and $6.3 million, respectively. The rights and services fee received by the Company from MSV Canada during the years ended December 31, 2003, 2004 and 2005 was $3.2 million, $3.6 million and $4.5 million, respectively.

         During the years ended December 31, 2003, 2004, and 2005, the Company incurred approximately $36,000, $193,000, and $159,000 respectively, of consulting expenses for services provided by a company controlled by a former limited partner and former member of the Company's general partner's board of directors. Certain of the Company's intellectual property was acquired by assignment from entities controlled by this former limited partner of the Company and former member of the Company's general partner's board of directors. In certain circumstances where the Company generates royalties from licensing its ancillary terrestrial component (ATC) intellectual property to third parties, the Company may be required to share a portion of such royalty payments with such person and/or related entities.

         During the years ended December 31, 2003, 2004 and 2005, the Company incurred approximately $--, $2.5 million and $1.3 million, respectively, of expenses for services provided by Hughes Network Systems LLC. During the years ended December 31, 2003, 2004, and 2005, the Company purchased certain services from Electronic System Products, Inc. of approximately $--, $210,000, and $11,000, respectively. Hughes Network Systems LLC and Electronic System Products, Inc., were controlled by SkyTerra Communications, Inc., which indirectly holds limited partnership units in the Company. SkyTerra Communications, Inc., is controlled by Apollo Advisors L.P., an investment company for which two of the directors of the Company's general partner are partners.

         The Company leases office space from Telesat, an affiliate of TMI (see
Note 9). Under its lease agreement, the Company paid approximately $361,000, $429,000, and $507,000, during the years ended December 31, 2003, 2004, and 2005, respectively. The Company has entered into an operational services agreement with Telesat to provide regular maintenance and tracking of space debris of the MSAT-1 satellite. The Company paid approximately $2.3 million, $2.4 million, and $1.9 million, respectively, in the years ended December 31, 2003, 2004, and 2005. The Company has entered into an agreement with Telesat to obtain telemetry, tracking, and control services for its MSAT-2 satellite. The agreement ends April 30, 2006, with automatic extension for three successive additional renewal periods of one year each. The agreement may be terminated at any time, provided that the Company makes a payment equal to the lesser of 12 months of service or the remaining service fee. For the years ended December 31, 2003, 2004, and 2005 the Company paid approximately $704,000, $1.1 million, and $1.1 million respectively. During the years ended December 31, 2003, 2004, and 2005 the company paid Telesat approximately $66,000, $74,000, and $143,000 respectively for consulting services and $135,000, $130,000, and $135,000, respectively, for administrative support services.

         The Company has entered into an agreement whereby it has agreed to provide Infosat Communications Inc., (Infosat) a subsidiary of Telesat and an affiliate of TMI, with satellite services in Canada, a portion of which have been prepaid. As of December 31, 2004 and 2005, the balance of this prepayment was approximately $21.0 million and $21.4 million, respectively. In the years ended December 31, 2003, 2004 and 2005, the Company provided approximately $1.7 million, $2.5 million and $2.3 million, respectively, of services to Infosat pursuant to this agreement, of which $1.4 million, $2.1 million and $2.0 million was paid in cash, respectively, and $0.3 million, $0.4 million and $0.3 million, respectively was applied against the prepayment.

         The Company's vendor note payable is held by a related party (see Note
5).

         The Company's transactions with TerreStar are related party transactions (see Note 10).

9.  Commitments and Contingencies

Leases

         As of December 31, 2005, the Company has non-cancelable operating leases, expiring through August 2008. Rental expense, net of sublease income, for the years ended December 31, 2003, 2004, and 2005, was approximately $1.1 million, $1.2 million, and $1.3 million, respectively.

         Future minimum lease payments under noncancelable operating leases with initial terms of one year or more are as follows for the years ended December 31 (in thousands):

2006...........................................................................................................        $1,303
2007...........................................................................................................         1,303
2008...........................................................................................................           958
                                                                                                                       $3,564

         Office facility leases may provide for periodic escalations of rent, rent abatements during specified periods of the lease, and payment of pro rata portions of building operating expenses, as defined. The Company records rent expense for operating leases using the straight-line method over the term of the lease agreement.

L-Band Space-Based Network Contract

         The Company has entered into a firm-fixed price contract with Boeing Satellite Systems Inc. (Boeing) to construct a space-based network that consists of a space segment and ground segment. Boeing is responsible for the comprehensive design, development, construction, manufacturing, testing, and installation of a space-based network, providing satellite launch support and other services related to mission operations and system training.

         Under the terms of the contract, MSV will purchase up to three satellites with options for two additional satellites that must be exercised no later than October 2008. Each satellite is contracted to have a mission life of 15 years with a portion of the contract value payable if certain performance incentives are met, paid over the intended 15-year operating life. Under the Company's contract with Boeing, Boeing has a first lien on each satellite and related work until title and risk of loss transfers to the Company upon launch (assuming the Company is then current in its payments under the contract). Should the Company become subject to a bankruptcy proceeding before Boeing's lien is released, any interest the Company has in the satellites would secure the Company's obligations to Boeing on a first priority basis.

                          Mobile Satellite Ventures LP
                   Notes to Consolidated Financial Statements

9.  Commitments and Contingencies

         Future maximum contractual payments under this contract, including all potential performance incentives and related interest payments on the incentives, not including options, are as follows for the years ended December 31, including the performance incentives payable (in thousands):

2006.....................................................................................................             $59,058
2007 through 2009........................................................................................             572,425
2010 through 2011........................................................................................             179,417
Thereafter...............................................................................................             271,858
                                                                                                                   $1,082,758

         If the Company elects to terminate the contract in whole or in part, the Company will be subject to termination liability charges that are in excess of contractual payments made prior to the termination date. The additional termination charges vary based upon the portion of the program being terminated and the state of completion of the terminated portion. In-part termination charges are spread over the remaining satellite payment milestones, while a full program termination charge is due upon termination. Generally, these charges range from $3 million to $200 million, declining after 2007. The Company also has an option to defer certain contractual payments after full construction commences with any deferrals to be repaid in full prior to satellite shipment.

Executive Employment Agreements

         Certain executives have employment agreements that provide for severance and other benefits, as well as acceleration of option vesting in certain circumstances following a Change of Control. The agreement for one executive entitles that executive to a severance payment equal to 1.5 times the executive's prior-year salary and bonus as well as acceleration of vesting for options currently held by the executive, should the executive terminate employment within the period defined in the agreement (originally six months following a change of control). Based on the February 2005 change in control (see Note 7), this executive could terminate employment and trigger the severance and vesting portions of the executive agreement. The executive has not elected to terminate employment, and accordingly, no amounts have been accrued or expensed in the accompanying consolidated financial statements for this contingency as of December 31, 2005 other than the compensation expense for the intrinsic value of the options that vested during the year ended December 31, 2005.

         On February 9, 2006 the Compensation Committee of the Board of Directors approved a modification to the agreement to extend the executive's ability to exercise this change in control provision to February 9, 2007. Under SFAS No.123(R), this modification triggers the recognition of expense of approximately $4.4 million during the quarter ended March 31, 2006.

Other Agreements

         In September 2005, the Company entered into an agreement with a third-party that will provide the Company with rights to the use of certain intangible assets in future periods. The Company has prepaid approximately $3.0 million related to this agreement, $2.8 million of which is included in other assets, and $150,000 included in prepaid expenses and other current assets as of December 31, 2005, in the accompanying consolidated balance sheet. The Company has also agreed to provide additional annual payments of approximately $158,000 for the remainder of the contract. The Company is amortizing the costs of the contract ratably over the 20-year term of the agreement.

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

Regulatory Matters

         During 2001, Motient applied to the Federal Communications Commission
(FCC) to transfer licenses and authorizations related to its L-Band MSS system to MSV. This transfer was approved in November 2001. In connection with this application, Motient sought FCC authority to launch and operate a next generation integrated network that will include the deployment of satellites and terrestrial base stations operating in the same frequencies. In February 2003, the FCC adopted general rules based on the Company's proposal to develop a next generation integrated network, subject to the requirement that the Company file an additional application for a specific terrestrial component consistent with the broader guidelines issued in the February 2003 order. These broad guidelines govern issues such as aggregate system interference to other MSS operators, the level of integration between satellite and terrestrial service offerings, and specific requirements of the satellite component that the Company currently meets by virtue of its existing satellite system. While the Company's current satellite assets satisfy these requirements, the Company has signed a contract to construct and deploy more powerful satellites and has relevant regulatory authorizations for these satellites.

         The Company believes that the ruling allows for significant commercial opportunity related to the Company's next generation integrated network. Both proponents and opponents of ATC, including the Company, asked the FCC to reconsider the rules adopted in the February 2003 order. Opponents of the ruling advocated changes that could adversely impact the Company's business plans. The Company also sought certain corrections and relaxations of technical standards that would further enhance the commercial viability of the next generation integrated network. The FCC issued an order on reconsideration of the February 2003 order in February 2005. The FCC granted some of the corrections and relaxations of technical standards the Company has advocated and has rejected the requests for changes advocated by opponents of the FCC's February 2003 order. Only Inmarsat Ventures Ltd. has filed a petition for reconsideration of the February 2005 order, which is currently pending. One terrestrial wireless carrier filed an appeal of the FCC's February 2003 order with the United States Court of Appeals. This appeal has been withdrawn.

         In November 2003, the Company applied for authority to operate ATC in conjunction with the current and next generation satellites of MSV and MSV Canada. The FCC's International Bureau granted this authorization, in part, in November 2004 and deferred certain issues to the FCC's rule-making proceeding, which was resolved in February 2005. One opponent of the Company's application has asked the FCC to review the Company's ATC authorization. This challenge is pending. The Company has also filed an application to modify its ATC authorization. Only one party has filed comments in opposition to this application. This application is pending. The Company has also received authorization to construct, launch, and operate two satellites from the FCC. MSV Canada has also received authorization from Industry Canada to construct, launch, and operate a satellite. MSV and MSV Canada must meet certain milestone dates for each of these satellites. In January 2006, MSV entered into a contract with Boeing to construct these three satellites as required by the first FCC and Industry Canada milestone requirement for these satellite authorizations.

         There can be no assurance that, following the conclusion of the rule-making and the other legal challenges, the Company will have authority to operate a commercially viable next generation integrated network.

10.  TerreStar Discontinued Operations

         In February 2002, the Company established TerreStar, then a wholly owned subsidiary, to develop business opportunities related to the proposed receipt of certain licenses in the S-band. TMI holds the approval issued by Industry Canada for an S-Band space station authorization and related spectrum licenses for the provision of MSS in the S-band as well as an authorization from the FCC for the provision of MSS in the S-band. These authorizations are subject to FCC and Industry Canada milestones relating to construction, launch, and operational date of the system. TMI plans to transfer the Canadian authorization to an entity that is eligible to hold the Canadian authorization and in which TerreStar and/or TMI will have an interest, subject to obtaining the necessary Canadian regulatory approvals.

         The operating losses and cash used by TerreStar related to its activities to acquire rights to assets associated with its proposed receipt of the S-band license. In addition, TerreStar incurred costs related to its contract to construct a satellite system.

Distribution of TerreStar Stock

         On December 20, 2004, the Company issued rights (the Rights) to receive all of the 23,265,428 shares of TerreStar Common Stock, which were owned by the Company, to the limited partners of the Company, pro rata in accordance with each limited partner's percentage ownership in the Company. In addition, in connection with this transaction, TerreStar issued warrants to purchase an aggregate of 666,972 shares of TerreStar Common Stock to one of the Company's limited partners, which had an exercise price of $0.21491 per share, which were valued using the Black-Scholes pricing model.

         On May 11, 2005, the limited partners of MSV exercised the Rights to acquire shares of Common Stock of TerreStar. As a result of this transaction, MSV divested its ownership interest in TerreStar, thereby affecting a spin-off, which was recorded as a distribution to the limited partners at book value in the accompanying consolidated statement of partners' equity (deficit) in the year ended December 31, 2005. Immediately following the spin-off, Motient Ventures Holdings, Inc., a subsidiary of Motient, invested $200 million in TerreStar and thereby gained a majority interest in TerreStar. In May 2005, MSV and TerreStar entered into a management services agreement whereby MSV agreed to provide certain services, to include technical and program management efforts associated with ATC network development as well as administrative support required to accomplish these tasks. TerreStar continues to be a related party, as Motient has a significant ownership interest in both the Company and TerreStar.

         Subsequent to the spin-off, as MSV no longer has an ownership interest in TerreStar and is not the primary economic beneficiary of TerreStar, the accompanying consolidated financial statements do not include the assets or liabilities of TerreStar, which were approximately $9.7 million and $10.4 million, respectively, on May 11, 2005. The assets of TerreStar consisted primarily of intangible assets related to its S-band spectrum and satellite construction in progress. The liabilities of TerreStar consisted primarily of its obligations under the satellite construction contract and amounts payable to the Company. The accompanying consolidated financial statements include the results of TerreStar since its inception through May 11, 2005, which are presented as discontinued operations in the accompanying consolidated statements of operations and as TerreStar assets and liabilities, discontinued, in the accompanying December 31, 2004 consolidated balance sheet.

11.  Income Taxes

         The Company's Canadian subsidiaries pay a Canadian provincial capital tax that is included in general and administrative expenses in the accompanying consolidated statements of operations. The components of net loss by country are as follows (in thousands):

                                                                                              Year ended December 31
                                                                                              ----------------------
                                                                                    2003               2004              2005
                                                                                    ----               ----              ----
United States.......................................................            $(23,760)          $(30,228)         $(37,795)
Canadian............................................................              (4,240)            (3,227)           (3,160)
Total net loss......................................................            $(28,000)          $(33,455)         $(40,955)

         Deferred income tax balances related to the Canadian entities result principally from temporary differences in the recognition of certain revenue and expense items for financial and tax reporting purposes, as well as net operating loss (NOL) carry forwards from operations as follows (in thousands):

                                                                                                            December 31
                                                                                                            -----------
                                                                                                       2004              2005
                                                                                                       ----              ----
Net operating losses...................................................................              $6,968            $5,721
Net differences in the treatment of book and tax differences...........................                 283             1,717
Valuation allowance....................................................................              (7,251)           (7,438)
Deferred tax assets, net...............................................................                 $--               $--

         The Company's Canadian subsidiaries are taxed as corporations in Canada. As of December 31, 2005, the Company had approximately $15.8 million of losses available to be applied against future taxable income. These losses will begin to expire in 2008.

         In assessing the realizability of future income tax assets, management considers whether it is more likely than not that some or the entire future income tax asset will be realized. The ultimate realization of the future income tax asset is dependent on the generation of future taxable income during the periods in which the NOL carry forwards are available. Management considers projected future taxable income, the scheduled reversal of future income tax liabilities, and available tax planning strategies that can be implemented by the Company in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the period in which the NOL carry forwards are available to reduce income taxes payable, management has established a full valuation allowance against the Company's deferred tax assets.

12.  Retirement Plan

         The Company has a tax-deferred savings plan (the Plan) that qualifies under Section 401(k) of the Internal Revenue Code (IRC). United States employees are eligible to participate in the Plan upon employment and attainment of age
21. Such employees may contribute a percentage of their income, subject to limitation of the IRC. The Plan contains provisions that allow the Company to make discretionary contributions and matching contributions. The Company made contributions of approximately $101,000, $171,000, and $235,000 in the years ended December 31, 2003, 2004, and 2005 respectively. Employees vest immediately in the Company's contributions.

13.  Subsequent Events

Leases

         In February 2006, the Company entered into an amended and restated operating lease agreement that provided for, among other things, an extension of term and expansion of its premises in Reston, Virginia. As a result of this amendment, the Company's lease obligations as disclosed in Note 9 have increased by the following amounts (in thousands):

2006...........................................................................................................          $602
2007...........................................................................................................           743
2008...........................................................................................................         1,067
2009...........................................................................................................         1,703
2010...........................................................................................................         1,751
Thereafter.....................................................................................................           298
                                                                                                                       $6,164

Grant of Restricted Units

         On February 9, 2006, the Compensation Committee of the Board of Directors approved the issuance of 50,000 Restricted Units (the Award) to an executive. The Award will vest over five years; 20,000 units will vest after the second anniversary of the grant date and 10,000 units will vest annually thereafter, subject to certain acceleration provisions. As the Award vests, the Company is obligated to issue to the executive units (or successor equity) or pay in cash an amount equal to the fair value of the related MSV units or stock, depending on the occurrence of certain events in the future. The Company intends to account for the Award under the provisions of SFAS No. 123(R), which will require the recognition of a liability and expense based on the fair value of the vested Award, each reporting period.