Form 10-K/A
period 2005-12-31
MOTIENT CORP
filed 2006-04-28
CIK 913665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)


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

                       Commission file number: 000-23044

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [X] Yes [_]No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. [_] Yes [X]No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_]No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act

   Large accelerated filer [X] Accelerated filer [_] Non-accelerated filer [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [_] Yes [X]No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of its common stock on the last day of registrant's most recently completed second fiscal quarter, June 30, 2005, as reported on the pink sheets, was approximately $934,507,769 (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the Registrant's Common Stock).

As of April 21, 2006, the Registrant had 63,249,513 outstanding shares of Common Stock.

                                EXPLANATORY NOTE

Motient Corporation ("Motient" or the "Company) is filing this Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2005 to include the information required to be contained in Part III, Items 10, 11, 12, 13 and 14, of Form 10-K. Motient had previously reported that such information would be incorporated by reference to its definitive proxy statement to be filed pursuant to Regulation 14A. However, Motient does not anticipate that its definitive proxy statement will be filed prior to April 30, 2006, and, according to General Instruction G(3) to Form 10-K, it hereby amends its previously filed annual Report on Form 10-K (filed on March 30, 2006) to include the required information. This Amendment No. 1 to Annual Report on Form 10-K includes only Items 10, 11, 12, 13 and 14 of Form 10-K, and Motient is not amending or supplementing any other information in such previously filed Annual Report on Form 10-K.

                                    PART III

Item 10.  Directors and Executive Officers of Motient.
------------------------------------------------------

Directors of Motient

The following table sets forth, for each nominee for election as a director, his name, title, age and the year in which he first became a director of the Company. The nominees have furnished the information set forth below and elsewhere in this proxy statement concerning them and their security holdings to Motient.

Name                       Title                     Age        Began Service

Steven G. Singer           Director, Chairman        45         2002
C. Gerald Goldsmith        Director                  79         2005
David Grain                Director                  43         2006
Gerald S. Kittner          Director                  53         2002
Jacques Leduc              Director                  43         2006
David Meltzer              Director                  46         2006
Jonelle St. John           Director                  52         2000
Raymond L. Steele          Director                  71         2004
Barry A. Williamson        Director                  48         2005

Steven G. Singer. Mr. Singer has served on our Board of Directors since May 2002 and chairman of the Board since June 2003. Since November 2000, Mr. Singer has served as chairman and chief executive officer of American Banknote Corporation, a public company providing documents of value (such as currency, checks, passports, and credit cards) and related services. American Banknote filed for protection under Chapter 11 of the Bankruptcy Code in January 2005, and emerged from Chapter 11 in April, 2005. Since 1994, Mr. Singer has also been chairman and chief executive officer of Pure 1 Systems, a privately held drinking water treatment company. From 1994 to 2000, Mr. Singer was executive vice president and chief operating officer of Romulus Holdings, Inc., a family-owned investment fund. Mr. Singer also currently serves as a director of Globix Corporation, a public company engaged in complex internet hosting and transportation services, and American Bank Note S.A., a Brazilian corporation publicly listed on the Bovespa Novo Mercado.

David Grain. Mr. Grain has served on our Board of Directors since February 2006. Mr. Grain has served as manager and founder of Grain Capital, a private equity and venture capital firm that invests primarily in the wireless telecommunications section since January 2006. From January 2003 to December 2005, he served as President of Global Signal, Inc. (formerly Pinnacle Towers), a publicly traded independent wireless communications tower company. From May 2000 to January 2003, Mr. Grain served as Senior Vice President of AT&T Broadband's New England region. From October 2001 to September 2005, Mr. Grain was a director of Newcastle Investment Corporation (NYSE: NCT). Mr. Grain holds a B.A. in English from the College of the Holy Cross and an M.B.A. from the Amos Tuck School at Dartmouth College with a concentration on Finance and Business Strategy.

C. Gerald Goldsmith. Mr. Goldsmith has served on our Board of Directors since May 2005. Mr. Goldsmith has been an independent investor and financial advisor since 1976. He is currently a member of the Board of Directors of Innkeepers USA and Plymouth Rubber Co., and he is Chairman of the First Bank of the Palm Beaches, and Property Corp. International, a private real estate investment company. He has also served as a director of several banks and NYSE-listed companies and various philanthropic organizations. He holds an A.B. from the University of Michigan and an M.B.A. from Harvard Business School.

Gerald S. Kittner. Mr. Kittner has served on our Board of Directors since May 2002. He also serves on the board of directors Mobile Satellite Ventures GP, Inc., the general partner of Mobile Satellite Ventures LP and serves in that capacity as Motient's designee pursuant to a stockholders' agreement. Mr. Kittner is a practicing attorney and part-time deputy director of Beacon House, a non-profit social services organization for disadvantaged youth in Washington, D.C.. From 1996 to 1999, Mr. Kittner was a senior vice president for legislative and regulatory affairs with CAI Wireless Systems. When CAI Wireless Systems was acquired by WorldCom, Inc. (then MCI) in 1999, Mr. Kittner remained with WorldCom as a senior vice president for approximately one year. From 1996 to 2000, Mr. Kittner served on the Board of Directors of the Wireless Communications Association, and was a member of its executive and government affairs committees. Previously, Mr. Kittner was a partner with the law firm Arter & Hadden and worked with a variety of telecommunications clients.

Jacques Leduc. Jacques Leduc is a founder and managing partner of Trio Capital Inc., a private equity and venture capital firm that he started in January 2006, which invests primarily in telecommunications and new media. He served as Chief Financial Officer of Microcell Telecommunications Inc., a nationwide wireless operator in Canada from February 2001 Through November 2004, and as Vice President Finance and Director Corporate Planning from January 1995 to February 2001. Mr. Leduc holds a Masters degree in Business Administration from Ecole des Hautes Etudes Commercials de Montreal and a Bachelors degree in Business Administration from the Universite du Quebec a Montreal. Mr. Luduc has also served as a member of the Board of Directors of Rural Cellular Corporation, Inc., a wireless communications service provider, since May 2005.

David Meltzer. Mr. Meltzer has served on our Board of Directors since February 2006. Mr. Meltzer has served as Senior Vice President for International Services for the American Red Cross since July 2005, with overall responsibility for international disaster response activities, international development programs and various international policy matters. From October 2001 to February 2005, Mr. Meltzer served as the General Counsel and Executive Vice President for Regulatory Affairs for Intelsat Global Service Corporation, a wholly-owned subsidiary of Intelsat, Ltd. From July 2001 to September 2001, he served as Vice President and General Counsel of Intelsat Global Services Corporation. From December 1999 to September 2001 he served as Vice President and General Counsel for INTELSAT, Ltd. From 1989 to December 1999, Mr. Meltzer served in various other positions with INTELSAT, including as Senior Director in the Corporate Restructuring Division. Mr. Meltzer holds a B.A. in International Relations from the University of Pennsylvania and a J.D. from George Washington University National Law Center.

Jonelle St. John. Ms. St. John has served on our Board of Directors since November 2000. Ms. St. John was the chief financial officer of MCI WorldCom International in London from 1998 through 2000 following her positions as the treasurer of MCI Communications Corporation from 1993 to 1998. Prior to working with WorldCom, Ms. St. John was the vice president and treasurer and the vice president and controller of Telecom*USA, which she joined in 1985. Before 1985, Ms. St. John held various positions at Arthur Andersen LLP.

Raymond L. Steele. Mr. Steele has served on our Board of Directors since May 2004. Mr. Steele has been a director of Globix since June 2003, and is also a member of the Board of Directors of Horizon Offshore Dynabazaar, Globix Corporation and American Banknote Corporation. From August 1997 until October 2000, Mr. Steele served as a Board member of Video Services Corp. Prior to his retirement, Mr. Steele held various senior positions such as Executive Vice President of Pacholder Associates, Inc. (from August 1990 until September 1993), Executive Advisor at the Nickert Group (from 1989 through 1990), and Vice President, Trust Officer and Chief Investment Officer of the Provident Bank (from 1984 through 1988).

Barry A. Williamson. Mr. Williamson has served on our Board of Directors since March 2005. Mr. Williamson was elected in 1992 as the 38th Texas Railroad Commissioner and served in that capacity from January 1993 to January 1999. He served as the Railroad Commission's Chairman in 1995. During the late 1980's and early 1990's, Mr. Williamson served under the Bush administration at the U.S. Department of Interior as the Director of Minerals Management Service. During the 1980's, Mr. Williamson served under the Reagan administration as a principal advisor to the U.S. Secretary of Energy in the creation and formation of a national energy policy. Mr. Williamson began his career with the firm of Turpin, Smith, Dyer and Saxe, and in 1985 established the Law Offices of Barry Williamson and founded an independent oil and gas company. Mr. Williamson serves on the Board of Directors of Wilson Holdings, a publicly traded real estate development company, and SPACEHAB, Incorporation, a publicly traded commercial and government space services company. Mr. Williamson graduated from the University of Arkansas with a B.A. in Political Science in 1979, and received his J.D. degree from the University of Arkansas Law School in 1982.

Communications with Directors

The Board of Directors maintains a process for stockholders to communicate with the Board of Directors or with individual directors. Stockholders who wish to communicate with the Board of Directors or with individual directors should direct written correspondence to our General Counsel at our principal executive offices located at 300 Knightsbridge Parkway, Lincolnshire, Illinois 60069. Any such communication must contain (i) a representation that the stockholder is a holder of record of stock of the corporation, (ii) the name and address, as they appear on the corporation's books, of the stockholder sending such communication, and (iii) the class and number of shares of Motient that are beneficially owned by such stockholder. The General Counsel will forward such communications to the Board of Directors or the specified individual director to whom the communication is directed unless such communication is unduly hostile, threatening, illegal or similarly inappropriate, in which case the General Counsel has the authority to discard the communication or to take appropriate legal action regarding such communication.

Executive Officers

The following table sets forth the name, title and age of each executive officer of the Company, including the year in which such person became an officer of the Company. The executive officers have furnished the information set forth below and elsewhere in this proxy statement concerning them and their security holdings to Motient.

Name                      Title                                         Age     Began Service
----                      -----                                         ---     -------------
Christopher W. Downie     Executive Vice President, Chief Operating     36      2003
                          Officer and Treasurer
Dennis W. Matheson        Senior Vice President and Chief               45      1993
                          Technology Officer
Deborah L. Peterson       Senior Vice President, Systems                50      1992
                          Engineering and Solutions
Richard V. Crawford       Senior Vice President, Network Engineering    49      1991
Robert L. Macklin         Vice President, General Counsel and           31      2003
                          Secretary
Myrna J. Newman           Vice President, Controller and Chief          49      2003
                          Accounting Officer

Christopher W. Downie. Mr. Downie was appointed executive vice president, chief operating officer and treasurer in May 2004. From March 2004 to May 2004, Mr. Downie was appointed to the position of executive vice president, chief financial officer and treasurer, and designated our principal executive officer. From April 2003 to March 2004, he served as vice president, chief financial officer and treasurer. From May 2002 to April 2003, Mr. Downie worked as a consultant for CTA, a communications consulting firm. While with CTA, Mr. Downie was primarily engaged on Motient-related and other telecom-related matters. From February 2000 to May 2002, Mr. Downie served as senior vice president and chief financial officer of BroadStreet Communications, Inc. From August 1993 to February 2000, Mr. Downie was a vice president in the Investment Banking Division of Daniels & Associates, LP, an investment bank focused on communications. From 1991 to 1993, Mr. Downie was in the corporate finance department of Bear Stearns & Co. Inc. Mr. Downie has served on the board of directors of TerreStar Networks Inc. since May 2005.

Dennis W. Matheson. Mr. Matheson was Motient's senior vice president and chief technology officer from March 2000 through December 31, 2005. On January 1, 2006, he left Motient to join Motient's subsidiary, TerreStar Networks Inc. From 1993 to March 2000, Mr. Matheson held other technical positions within Motient, most recently as vice president of engineering and advanced technology. Before joining Motient, Mr. Matheson was senior manager of systems architecture for Bell Northern Research, a subsidiary of Nortel Networks Corporation (formerly known as Northern Telecom Limited). Prior to that, he held various positions with Northern Telecom and Bell Northern Research within the design and product management organizations and held various engineering positions with Texas Instruments Incorporated.

Deborah L. Peterson. Ms. Peterson has served as Motient's senior vice president of system engineering and solutions since August 2005. From June 1992 to July 2005 she held various other technical management positions with Motient, most recently as vice president of systems engineering and solutions. Prior to joining Motient, Deborah was the MIS director at Armour Swift-Eckrich, a ConAgra company, from 1988 to 1992 where she led MIS strategic planning, systems development and support, technical support services, data center operations, and voice and data telecommunications network planning and management. From 1984 to 1988, Ms. Peterson served as systems consultant and project manager at Beatrice Companies where she developed systems plans for a wide range of process manufacturing companies including consumer durable, refrigerated and dry grocery segments.

Richard V. Crawford. Mr. Crawford has served as Motient's senior vice president of operations and engineering since August 2005. Since joining Motient in 1991, Mr. Crawford has served in various positions in network operations, focused primarily on the quality, timeliness and cost management of Motient's network operations, including the deployment of several architecture plans. Prior to joining Motient/ARDIS in 1991, Mr. Crawford held various management positions for Shark Financial Services (a division of WANG financial) from 1985 to 1991 and Continental Illinois National Bank from 1980 to 1985.

Robert L. Macklin. Mr. Macklin, elected as a Vice President of Motient in August 2005, has served as Motient's general counsel and secretary since May 2004. From September 2003 to May 2004, Mr. Macklin served as Motient's associate general counsel and secretary. From May 2001 to September 2003, he was in-house counsel to Herman Dodge & Son, Inc., a national housewares manufacturer and distributor. Prior to May 2001, he was an associate in the corporate department of Skadden, Arps, Slate, Meagher & Flom (Illinois).

Myrna J. Newman. Ms. Newman, elected as a Vice President of Motient in August 2005, has served as Motient's controller, chief accounting officer and principal financial officer since May 2004. From April 2003 to May 2004, she served as controller and chief accounting officer. From 2001 to 2003, she was vice president of finance for Heads and Threads International LLC, a subsidiary of Allegheny Corporation and distributor of fasteners. Prior to that, from 1995 to 2001, she was the controller of Heads and Threads.

Board Committees and Meetings

During 2005, the Board of Directors consisted of six directors through May 2005, and seven directors the remainder of the year. One director resigned in February 2006, two new directors were added in February 2006, and one in April 2006. The Board of Directors met 18 times during 2005. During 2005, each incumbent director attended or participated in at least 75% of the aggregate of the total number of meetings held by our Board of Directors and each committee of the Board of Directors on which they served during the period for which he served. None of our board members are employees of Motient. To communicate directly with any of our directors, follow the instructions set forth in the section above entitled "Communications with Directors." Motient does not have a policy regarding the attendance of Board members at any annual meeting. Mr. Goldsmith was the only director to attend the 2005 annual meeting of stockholders in person.

Director Nominations

The Board of Directors conducts its business through meetings and through its committees. The Nominating Committee (currently Gerald Kittner, C. Gerald Goldsmith, Jonelle St. John and Raymond Steele) is responsible for selecting candidates to stand for election as directors. All of the committee members are independent as defined under the rules of the National Association of Securities Dealers, Inc. Our Nominating Committee's charter is available on our website, www.motient.com. The Committee actively seeks individuals who meet the qualifications established by the Nominating Committee to become members of our board of directors, including evaluating persons suggested by shareowners or others, and conducting appropriate inquiries into the backgrounds and qualifications of possible nominees. The Nominating Committee selects those nominees whose attributes it believes would be most beneficial to Motient. This assessment will include such issues as experience, integrity, competence, diversity, skills, and dedication in the context of the needs of the board of directors. Any stockholder that wishes to propose a candidate should send such candidate to the attention of the Nominating Committee at the address given in the section entitled "Communications with Directors" above.

Board Committees

The Board of Directors has four standing committees: the Audit Committee (comprised of Jonelle St. John, Raymond Steele and C. Gerald Goldsmith), the Nominating Committee (comprised of Jonelle St. John, Gerald Kittner, Raymond Steele and C. Gerald Goldsmith), the Compensation and Stock Option Committee (comprised of Jonelle St. John, Gerald Kittner, Raymond Steele and C. Gerald Goldsmith), and the Executive Committee (comprised of Jonelle St. John, Barry Williamson, Gerald Kittner, Raymond Steele and C. Gerald Goldsmith).

Audit Committee

In 2005, the Audit Committee consisted of Jonelle St. John, Raymond Steele and Gerald Kittner through June 2005, after which Mr. Kittner resigned from the committee and Mr. Goldsmith became a member of the committee. Each member of the Audit Committee is independent as defined under the rules of the National Association of Securities Dealers, Inc. The Audit Committee is responsible for reviewing our internal auditing procedures and accounting controls and will consider the selection and independence of our outside auditors. During 2005, the Audit Committee met 12 times.

Our Board of Directors has determined that Jonelle St. John and Raymond L. Steele are "Audit Committee financial experts" as such term is defined under
Item 401(h) of Regulation S-K. Each of them is "independent" of management as independence for Audit Committee members is defined by NASDAQ rules. Stockholders should understand that this designation is a disclosure requirement of the SEC related to Ms. St. John's and Mr. Steele's experience and understanding with respect to certain accounting and auditing matters. The designation does not impose on Ms. St. John or Mr. Steele any duties, obligations or liability that are greater than are generally imposed on them as members of the Audit Committee and Board of Directors, and their designations as Audit Committee financial experts pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or Board of Directors. In making this determination, the Board considered Ms. St. John's and Mr. Steele's educational background, and business experience, which are described above.

Compensation and Stock Option Committee

The Compensation and Stock Option Committee consisted of Steven Singer, James Dondero and Gerald Kittner through June 2005, after which time the committee was restructured to its present composition, so as to ensure that all members of the committee were "independent" under the rules of NASDAQ, a precondition for listing our common stock on NASDAQ. The Compensation and Stock Option Committee is responsible for reviewing certain of Motient's compensation programs, making recommendations to the Board of Directors with respect to compensation, and administering our stock option plan. During 2005, the Compensation and Stock Option Committee met five times.

Compliance with Section 16(a) of the Exchange Act

Under the securities laws of the United States, our directors, executive officers and any persons holding more than ten percent of our common stock are required to report their ownership of the common stock and any changes in that ownership to the SEC. Specific due dates for these reports have been established by the SEC, and we are required to report in this annual report any failure to file by these dates. Based on our review of these reports filed during and in connection with the year ended December 31, 2005, and on certain written representations, we do not believe that any of our directors, officers or beneficial owners of more than ten percent of our common stock failed to file a form or report a transaction on a timely basis other than: a form 4 by Mr. Kittner, a form 4 by Ms. St. John, a form 4 filed by Mr. Steele, a form 4 filed by Mr. Singer, and three form 4s filed by Mr. Dondero, each of which were not filed on a timely basis, but have since been filed.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer. This code of ethics has been approved by our board of directors, and has been designed to deter wrongdoing among directors, officers and employees and promote honest and ethical conduct, full, fair, accurate and timely disclosure, compliance with applicable laws, rules and regulations, prompt internal reporting of code violations, and accountability for adherence to our code. Our code of ethics is available on our website, www.motient.com.

Item 11.  Executive Compensation.
---------------------------------

The following tables set forth (a) the compensation paid or accrued by Motient to Motient's chief executive officer and its five other most highly compensated executive officers receiving over $100,000 per year in 2005, all of whom are referred to herein as the "named executive officers" for services rendered during the fiscal years ended December 31, 2005, 2004, and 2003 and (b) certain information relating to options granted to such individuals.

                                                   Summary Compensation Table
                                                                                                                  All Other
                                          Annual Compensation                 Long-Term Compensation             Compensation
                                   -------------------------------------------------------------------------------------------

                                                                                                Restricted      Securities
      Name and                                                                Other Annual        Stock         Underlying
   Principal Position                 Year        Salary          Bonus      Compensation(1)     Awards(7)     Options/SARs(2)
   ------------------                 ----        ------          -----      ---------------     ---------     ---------------
Christopher W. Downie                 2005     $  231,058     $   50,000       $      312        $2,318,750        110,000
Executive Vice President, Chief       2004     $  225,707     $        0       $      264        $        0        101,160
Operating Officer and Treasurer (3)   2003     $  129,688     $        0       $       88        $        0         40,000

Dennis W. Matheson                    2005     $  190,800     $   28,800       $      298        $        0         18,000
Senior Vice President                 2004     $  192,880     $   89,908       $      248        $        0              0
and Chief Technology Officer (6)      2003     $  181,067     $        0       $      168        $        0         40,000

Deborah L. Peterson                   2005     $  169,080     $   25,000       $      264        $        0         18,000
Vice President, Systems               2004     $  143,246     $   61,524       $      177        $        0              0
Engineering and Solutions             2003     $  165,890     $        0       $      219        $        0         20,000

Richard V. Crawford                   2005     $  144,099     $   22,000       $      225        $        0         18,000
Vice President, Network               2004     $  149,064     $   39,242       $      220        $        0              0
Operations and Engineering            2003     $  145,005     $        0       $      202        $        0         20,000

Robert L. Macklin (4)                 2005     $  145,788     $  117,675       $      222        $  278,250         90,000
General Counsel and                   2004     $  138,873     $        0       $      166        $        0         10,619
Secretary                             2003     $   32,392     $        0       $       14        $        0         25,000

Myrna J. Newman (5)                   2005     $  135,692     $  118,300       $      209        $  278,250         65,000
Controller and Chief                  2004     $  138,641     $        0       $      166        $        0              0
Accounting Officer                    2003     $   80,985     $        0       $       87        $        0         15,000

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

     (3)  Mr. Downie's employment began in April 2003.

     (4)  Mr. Macklin's employment began in September 2003.

     (5)  Ms. Newman's employment began in April 2003.

     (6)  Mr. Matheson's employment terminated December 31, 2005.

     (7) Shares vest only upon the successful completion of certain strategic transactions.

The following table sets forth each grant of stock options made during fiscal year 2005 to each of the named executive officers.

                                         Option/SAR Grants in Last Fiscal Year

                                                   Individual Grants
                             ---------------------------------------------------------------         Potential Realizable
                                Number of      % of Total                                           Value at Assumed Annual
                               Securities      Options/SARs                                           Rates of Stock Price
                               Underlying       Granted to      Exercise or                              Appreciation for
                              Options/SARs      Employees/      Base Price       Expiration              Option Term(1)
     Name                       Granted        Fiscal Year       ($/Share)          Date                5%           10%
     ----                       -------        -----------       ---------          ----               -----------------
Christopher W. Downie           110,000          12.5%          $   23.15         8/5/2015        $1,601,480      $4,058,465
Dennis W. Matheson               18,000           2.0%          $   23.15         8/5/2015        $  262,060      $  664,112
Deborah L. Peterson              18,000           2.0%          $   23.15         8/5/2015        $  262,060      $  664,112
Richard V. Crawford              18,000           2.0%          $   23.15         8/5/2015        $  262,060      $  664,112
Robert L. Macklin                90,000          10.2%          $   23.15 (2)     8/5/2015        $1,363,123      $3,437,546
Myrna J. Newman                  65,000           7.4%          $   23.15         8/5/2015        $  946,330      $2,398,184

     (1)  Based on actual option term and annual compounding.

     (2) 10,000 of these options have an exercise price of $28.70, and an expiration date of 12/13/2014.

     The following table sets forth, for each of the named executive officers, the value of unexercised options at December 31, 2005.

           Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values (1)

                                                                        Number of Securities     Value of Unexercised
                                                                             Underlying              in-the-Money
                                                                         Unexercised Options        Options/SARs at
                                    Shares                                at Fiscal Year-End       Fiscal Year-End($)
                                 Acquired on                                 Exercisable/            Exercisable/
             Name                Exercise (#)    Value-Realized ($)         Unexercisable           Unexercisable
             ----                ------------    ------------------         -------------           -------------
Christopher W. Downie              100,000           $2,604,250              37,827/73,333             20,764/0
Dennis W. Matheson                       0           $        0              72,664/18,666         1,135,954/104,990
Deborah L. Peterson                 13,333           $  347,894              22,666/15,333          280,405/52,495
Richard V. Crawford                 33,332           $  518,895               6,000/15,333              0/52,495
Robert L. Macklin                   24,301           $  445,743              40,833/57,499           63,532/63,532
Myrna J. Newman                      4,000           $   77,400              25,167/45,832           62,650/44,732

     (1) Motient has not granted SARs.

Change of Control Agreements

Pursuant to the Plan of Reorganization described in the section entitled "Business - Motient's Chapter 11 Filing," Motient entered into a change of control agreement, effective May 1, 2002, with each of Ms. Peterson, Mr. Crawford and eight other former vice presidents of Motient. Under the agreements, each officer is eligible to receive one year of their annual base salary (excluding cash bonus) in the event that both (x) a "change in control" or an anticipated "change in control," as defined in the change of control agreement, has occurred and (y) the employee is terminated or his or her compensation or responsibilities are reduced. The events constituting a "change of control" generally involve the acquisition of greater than 50% of the voting securities of Motient, as well as certain other transactions or events with a similar effect. Other than Ms. Peterson and Mr. Crawford, we have no other employees with such a change of control agreement.

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

Compensation and Stock Option Committee Interlocks and Insider Participation

In 2005, the Compensation and Stock Option Committee of Motient's board of directors consisted of Messrs. Singer, Kittner and Dondero (through May 2005) and Messrs. Steele, Kittner, Goldsmith and Ms. St. John (from May 2005 through December 2005). During this time, none of these individuals were executive officers or employees of Motient or its subsidiaries, and no "compensation committee interlocks" existed during 2005.

Report of Compensation and Stock Option Committee on Executive Compensation

The following report on executive compensation was prepared and submitted by the Board's Compensation and Stock Option Committee for the fiscal year ended December 31, 2005.

Introduction. The Compensation and Stock Option Committee (the "Compensation Committee") is responsible for establishing basic principles related to Motient's compensation programs and for providing oversight of compensation programs and policies for senior executive officers. The principles followed by the Compensation Committee include providing incentives to achieve both short-term and long-term goals, and providing an overall level of remuneration which is competitive and reflective of performance and attainment of goals. To the extent possible, the Compensation Committee also believes it is important to seek to foster a stockholder perspective in management.

Historically, Motient's primary components of executive compensation have been base salary, annual bonus, and equity based awards (stock options).

Base Salary. Motient has an executive compensation salary structure approved by the Compensation Committee. In setting these salary levels, the Compensation Committee seeks to provide a level of remuneration that is competitive in the industry, in order to attract and retain a talented and motivated senior management team. Individual annual salary increases are intended to maintain salaries at competitive levels, as well as to reflect individual performance during the prior year. In considering annual salary increases, the Compensation Committee also reviews our overall budget and cash flow.

Annual Bonus. Motient's executive officers are eligible for discretionary annual bonuses. In the past, both individual and company-wide performance objectives have been set for each executive at the beginning of each year. Motient's 2005 bonus plan was based solely on company performance, however bonuses for three executives were established in November 2005 when Motient entered into employment agreements with such executives. The bonuses for the individual executives were based on the individual performance of such executives. Each executive is eligible to receive a bonus as set forth by the Compensation Committee. At year end, the Compensation Committee assesses performance against the bonus objectives, and makes a recommendation regarding the payment of the bonuses.

Equity Based Awards. Where possible, the Compensation Committee seeks to align the interests of senior executives with the interests of our stockholders. In the past, the Compensation Committee has used equity-based awards to accomplish this goal. The number and type of equity based awards granted to each executive is determined by the Compensation Committee in its discretion. In making its determination, the Compensation Committee considers the executive's position at Motient, his or her individual performance and other factors, including an analysis of the estimated amount potentially realizable from the award.

2005 Compensation. In August 2005, the Compensation Committee determined to establish a cash bonus pool for all employees in the aggregate amount of $700,000, to be based solely on Motient's performance in 2005. Motient's Board of Directors later determined that the Motient's performance in 2005 against the approved business plan was sufficient to cause the payment of these bonuses and Motient did so in the first quarter of 2006. The Compensation Committee also approved the issuance of options to purchase 430,000 shares of Motient common stock with an exercise price of $23.15 per share. These grants were made company wide, one-third of the options have already vested (at December 31, 2005) and the remainder will vest in two equal installments on December 31, 2006 and December 31, 2007.

In November 2005, in light of their increasing responsibilities and the increasing uncertainty with respect to their positions in light of Motient's announced strategic transactions, Motient entered into employment agreements with Ms. Newman, Mr. Downie and Mr. Macklin, which are more fully described above.

Compensation of the CEO. Motient did not have a President or CEO in 2005 and therefore no action was taken by the Compensation Committee with respect to the compensation of such individual. The compensation of Mr. Downie, Motient's chief operating officer and most senior executive officer, is discussed above.

Tax Deductibility of Executive Compensation. Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), limits the federal income tax deductibility of compensation paid to Motient's chief executive officer and to each of the other four most highly compensated executive officers. Motient may deduct such compensation only to the extent that during any fiscal year the compensation does not exceed $1 million or meets certain specified conditions (such as stockholder approval). Based on Motient's current compensation plans and policies and regulations interpreting the Code, Motient and the Compensation Committee believe that, for the near future, there is little risk that Motient will lose any significant tax deduction for executive compensation. The Compensation Committee intends to monitor this issue, and will consider modifications of Motient's compensation policies as conditions warrant and to the extent necessary to serve the best interests of Motient.

Members of the Compensation and Stock Option Committee

Gerald Kittner, Chairman
C. Gerald Goldsmith
Jonelle St. John
Raymond Steele

Board Compensation

     In 2005, each non-employee member of the Board of Directors received $2,000 per month, and each member of the Audit Committee and the Compensation and Stock Option Committee received an additional $500 and $250 per month, respectively. The Chairman of the Board, currently Steven Singer, also received an additional stipend of $2,000 per month. Further, each non-employee member of our Board was eligible to receive grants of stock options under our 2002 stock option plan and our 2004 restricted stock plan. A total of 82,500 shares of restricted stock, and a total of 160,000 stock options (70,000 with an $8.57 strike price, 70,000 with an $28.70 strike price and 20,000 with a strike price of $20.50) were granted to the directors in 2005.

     In November 2005, the Compensation and Stock Option Committee engaged a compensation consultant to review our directors and officers compensation programs. Based on that review, effective January 1, 2006, each non-employee member of the Board of Director is entitled to an annual retainer of $30,000, each member of the Compensation and Stock Option Committee and the Nominating Committee is entitled to an additional retainer of $3,000 per year, and each member of the Audit Committee is entitled to an additional retainer of $6,000 per year. In addition, non-employee members of the Board will receive meeting fees of $1,500 for each Board meeting in excess of six (6) per year. Each member of the Compensation and Stock Option Committee or the Nominating Committee will receive meeting fees of $2,000 for each committee meeting in excess of three (3) per year, each member of the Audit Committee will receive meeting fees of $2,500 for each meeting in excess of four (4) per year. For the committee meeting fees, these provisions are effective as of November 2005.

Performance Graph

As a result of Motient's reorganization, effective May 1, 2002, our current capital structure and financial condition is substantially different than that prior to such date since all of our securities outstanding prior to the reorganization were canceled. As a result, we believe that market price information prior to May 1, 2002 is neither indicative of nor comparable to the value of our common stock after the effective date of the reorganization and is not material to investors.

                             [GRAPHIC CHART OMITTED]


                 COMPARISON OF 44 MONTH CUMULATIVE TOTAL RETURN*
         AMONG MOTIENT CORPORATION, THE NASDAQ STOCK MARKET (U.S.) INDEX
                     AND THE NASDAQ TELECOMMUNICATIONS INDEX

                                                       Cumulative Total Return
                                    --------------------------------------------------------
                                     5/1/02       12/02       12/03       12/04      12/05
MOTIENT CORPORATION                  100.00       33.50       45.78      275.62     246.17
NASDAQ STOCK MARKET (U.S.)           100.00       73.68      110.81      123.24     139.02
NASDAQ
TELECOMMUNICATIONS                   100.00       68.42      113.84      121.48     114.65

                                       Beginning
             Transaction   Closing     No. Of      Dividend     Dividend     Shares      Ending    Cum. Tot.
   Date*        Type       Price**     Shares***   per Share      Paid     Reinvested    Shares     Return
   -----        ----       -------     ---------   ---------      ----     ----------    ------     ------
 1-May-02        Begin       8.490       11.78                                           11.779      100.00

31-Dec-02      Year End      2.844       11.78                                           11.779       33.50

31-Dec-03      Year End      3.887       11.78                                           11.779       45.78

31-Dec-04      Year End     23.400       11.78                                           11.779      275.62

31-Dec-05         End       20.900       11.78                                           11.779      246.17


*    Specified ending dates or ex-dividends dates.
** All Closing Prices and Dividends are adjusted for stock splits and stock dividends.
***  'Begin Shares' based on $100 investment.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and
----------------------------------------------------------------------------
Related Stockholder Matters.
----------------------------

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of April 20, 2006 (unless otherwise indicated), by:

     o each person known by us to be a beneficial owner of five percent (5%) or more of our common stock;
     o each current director, including each director who is a nominee for election as a director;
     o each executive officer named in the summary compensation table in Item 11 of this Annual Report; and
     o    all current directors and executive officers as a group.

Except as otherwise indicated, each person listed in the table has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws, where applicable.

                                                                                                 Percentage of
                                                                                  Shares            Shares
                                                                               Beneficially      Beneficially
                            Beneficial Owner (1)                                   Owned           Owned (2)
---------------------------------------------------------------------------  ----------------  ------------------
Executive Officers and Directors:
Christopher W. Downie (3)                                                          138,827               *
Dennis W. Matheson (4)                                                              72,664               *
Deborah L. Peterson (5)                                                             22,666               *
Richard V. Crawford (6)                                                              6,000               *
Robert L. Macklin (7)                                                               45,041               *
Myrna Newman (8)                                                                    27,666               *
Steven G. Singer (9)                                                                40,528               *
C. Gerald Goldsmith (10)                                                            20,000               *
David Grain  (11)                                                                   17,500               *
Gerald S. Kittner (12)                                                              26,479               *
Jacques Leduc (13)                                                                       0               *
David Meltzer (14)                                                                       0               *
Raymond L. Steele (15)                                                              15,300               *
Jonelle St. John (16)                                                               31,114               *
Barry A. Williamson (17)                                                            35,000               *
All current directors and executive officers as a group (15 persons).......        498,785               *

Other 5% stockholders:
Funds Affiliated with Highland Capital ("Highland") (18)                         9,024,326             14.3%
Funds Affiliated with Tudor Investment Corp. ("Tudor") (19)                      4,378,944              6.9%
George W. Haywood (20)                                                           5,069,586              8.0%
JGD Management Corp. (21)                                                        4,758,380              7.5%
Dr. Rajendra Singh (22)                                                          4,792,502              7.6%
Funds Affiliated with Harbinger Capital Partners ("Harbinger") (23)              4,822,822              7.6%
Funds Affiliated with Phoenix Partners ("Phoenix") (24)                          2,897,684              4.6%
Gilder, Gagnon, Howe & Co. LLC (25)                                              3,668,319              5.8%

* Less than 1% of the outstanding shares.

(1) Unless otherwise indicated, the address of the directors and executive officers is in the care of Motient Corporation, 300 Knightsbridge Parkway, 4th Floor, Lincolnshire, Illinois 60069.

(2) Percentage of ownership is based on 63,249,513 shares of common stock outstanding on April 21, 2006. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the SEC and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership of common stock includes any shares as to which a person, directly or indirectly, has or shares voting power or investment power and also any shares as to which a person has the right to acquire such voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of shares as to which such person has the right to acquire voting or investment power within 60 days.

(3) Includes 37,827 shares issuable upon exercise of stock options, 100,000 shares issuable on the exercise of a warrant.

(4)  Includes 72,664 shares issuable upon exercise of stock options.

(5)  Includes 22,666 shares issuable upon exercise of stock options.

(6)  Includes 6,000 shares issuable upon exercise of stock options.

(7)  Includes 40,833 shares issuable upon exercise of stock options.

(8)  Includes 27,666 shares issuable upon exercise of stock options.

(9)  Includes 20,000 shares issuable upon exercise of stock options.

(10) Includes 10,000 shares issuable upon exercise of stock options.

(11) Includes 0 shares issuable upon exercise of stock options.

(12) Includes 10,000 shares issuable upon exercise of stock options.

(13) Includes 0 shares issuable upon exercise of stock options.

(14) Includes 0 shares issuable upon exercise of stock options.

(15) Includes 10,000 shares issuable upon exercise of stock options.

(16) Includes 10,000 shares issuable upon exercise of stock options.

(17) Includes 10,000 shares issuable upon exercise of stock options.

(18) Pursuant to a Schedule 13D/A dated April 12, 2006 filed with the Securities and Exchange Commission, Highland reported that as of April 12, 2006 it and certain related entities had sole voting and dispositive power over 9,024,326 shares of common stock and that its address is Two Galleria Tower, 13455 Noel Road, Suite 800, Dallas, Texas 75240. This amount includes warrants for the purchase of 825,000 shares of common stock and 2,700,268 shares of common stock that may be acquired upon the conversion of preferred stock.

(19) Pursuant to a Schedule 13G/A dated February 14, 2005 filed with the Securities and Exchange Commission, Tudor Investment Corporation reported it had shared voting and dispositive power over 4,378,944 shares of common stock through Tudor Proprietary Trading, L.L.C., The Altar Rock Fund, L.P., The Raptor Global Portfolio, Ltd., and The Tudor BVI Global Portfolio Ltd. Because Tudor Investment Corporation is the sole general partner of Altar Rock and provides investment advisory services to Raptor Portfolio and BVI Portfolio, Tudor Investment Corporation may be deemed beneficially to own the shares of Common Stock owned by each. Tudor Investment Corporation expressly disclaims such beneficial ownership. In addition, because Paul Tudor Jones is the controlling shareholder of Tudor Investment Corporation and the indirect controlling equity holder of Tudor Proprietary Trading, Mr. Jones may be deemed beneficially to own the shares of Common Stock deemed beneficially owned by Tudor Investment Corporation and Tudor Proprietary Trading. Mr. Jones expressly disclaims such beneficial ownership. The mailing address of Tudor Investment Corporation is 1275 King Street, Greenwich, CT 06831.

(20) Pursuant to a Schedule 13G/A dated February 13, 2006 filed with the Securities and Exchange Commission, Mr. Haywood reported that as of February 13, 2006, he had sole voting and dispositive power over 4,975,086 shares of common stock (including 49,400 shares owned by Mr. Haywood's children and 609,686 shares underlying warrants) and shared voting and dispositive power over 94,500 shares of common stock, and that his address is c/o Cronson & Vris, LLP, 380 Madison Avenue, 24th Floor, New York, New York, 10017. Does not include 130,000 shares owned by Mr. Haywood's spouse and children. Includes 111,562 shares underlying vested warrants.

(21) Pursuant to a Schedule 13G/A dated February 14, 2006 filed with the Securities and Exchange Commission, JGD Management Corp. reported that as of December 31, 2005 it had sole voting and dispositive power over 4,758,380 shares of common stock through (i) eight controlled entities:
     York Investment Limited, York Capital Management, L.P., York Select, L.P., York Select Unit Trust, York Credit Opportunities Fund, L.P., York Global Value Partners, L.P., York/Green Capital Partners, L.P. and York Enhanced Strategies Fund, LLC; and (ii) certain other funds and accounts ("Managed Accounts") over which JGD Management Corp. has discretionary investment authority and its address is c/o York Capital Management, 767 Fifth Avenue, 17th Floor, New York, New York 10153. This amount includes warrants for the purchase of 785,629 shares of common stock and 303,297 shares of common stock that may be acquired upon the conversion of preferred stock.

(22) Pursuant to a Schedule 13G/A dated February 9, 2006 filed with the Securities and Exchange Commission, Dr. Singh reported that as of January 13, 2006 he, his wife, and certain trusts for the benefit of his children had shared voting power over an aggregate of 4,792,502 shares and shared dispositive power over an aggregate of 4,792,502 shares, including an aggregate of 614,084 shares issuable upon exercise of warrants that may never vest, and that his address is c/o Telcom Ventures L.L.C., 201 N. Union Street, Suite 360, Alexandria, Virginia, 22314.

(23) Pursuant to a Schedule 13G/A dated February 14, 2006 filed with the Securities and Exchange Commission, Harbinger Capital Partners reported that as of December 31, 2005 it and certain related entities had shared voting and dispositive power over 4,822,822 shares of common stock and that its address is c/o International Fund Services, Third Floor, Bishop's Square, Redmond's Hill, Dublin 2, Ireland.

(24) Pursuant to a Schedule 13G/A dated February 9, 2006 filed with the Securities and Exchange Commission, Phoenix Partners reported that as of December 31, 2005 it and certain related entities had shared voting and dispositive power over 4,822,822 shares of common stock and that its address is 600 Fifth Avenue, 27th Floor, New York, New York 10020.

(25) Pursuant to a Schedule 13G/A dated February 14, 2006 filed with the Securities and Exchange Commission, Gilder, Gagnon, Howe & Co. LLC reported that as of December 31, 2005 it had sole voting power over 72,597 shares and had shared dispositive power over 3,668,319 shares and that its 1775 Broadway, 26th Floor, New York, New York 10019. The shares reported include 3,337, 569 shares held in customer accounts over which partners and/or employees of the reporting person have discretionary authority to dispose of or direct the disposition of the shares, 258,153 shares held in accounts owned by the partners of the reporting person and their families, and 72,597 shares held in the account of the profit-sharing plan of the reporting person.

                      Equity Compensation Plan Information

The following table provides information as of December 31, 2005 with respect to shares of our common stock that may be issued under our existing equity compensation plans.

                                          A                              B                                 C
                            -------------------------------    -----------------------    ------------------------------------
                                                                                            Number of Securities Remaining
                                                                                             Available for Future Issuance
                               Number of Securities to            Weighted Average         Under Equity Compensation Plans
     Plan Category             be Issued Upon Exercise           Exercise Price of        (Excluding Securities Reflected in
                                of Outstanding Options          Outstanding Options                    Column A)
 -----------------------    -------------------------------    -----------------------    ------------------------------------
 Equity
 Compensation
 Plans Approved by
 Shareholders (1)                      791,317                         $20.70                          3,848,722

 Equity
 Compensation
 Plans Not Approved by
 Shareholders (2)                      193,186                           N/A                            806,814
                                       -------                         ------                          ---------

 Total                                 791,317                         $20.70                          4,655,536
                                       =======                         ======                          =========

----------------------
(1) In March 2003, our Board of Directors approved the reduction in the exercise price of all of the outstanding stock options from $5.00 per share to $3.00 per share.

(2)  2004 Restricted Stock Plan.


Item 13.  Certain Relationships and Related Transactions.
---------------------------------------------------------

In the second half of 2005, Motient repurchased shares of common stock from several directors, Messrs. Kittner, Singer and Steele, and Ms. St. John, which were surrendered to Motient pursuant to the terms of their respective restricted stock grants. Motient paid a total of approximately $496,000 for an aggregate of 22,102 shares. In May 2005, Motient repurchased 500,000 shares of common stock from George Haywood, a holder of more than 5% of Motient's common stock, at a price of $19.90 per share.

In February 2005, the board approved a success-based consulting fee of approximately $1.5 million to The Singer Children's Management Trust, a trust established for the benefit of the children of Gary Singer, the brother of Steven Singer, Motient's chairman of the board. The fee was paid in cash and stock, and was related to the closing of Motient's acquisition of certain interests in MSV. Mr. Singer did not participate in the deliberations or vote on the Board with respect to the payment of fees to the Singer Children's Management Trust.

Certain of our directors and holders of more than 5% of our common stock participated in our April 15, 2005 private placement of Series A Cumulative Convertible Preferred Stock and the subsequent exchange offer for Series B Preferred Stock. James D. Dondero, a director and beneficial owner of more than 5% of our common stock, purchased 90,000 shares of Series A preferred stock. He did not participate in the preferred stock exchange offer. In addition, he also received warrants to purchase 33,951 shares of our common stock at a price of $26.51 per share. Various entities affiliated with James G. Dinan, a beneficial owner of more then 5% of our common stock, purchased 10,000 shares of Series A preferred stock and subsequently exchanged them for 10,000 shares of our Series B preferred stock. In addition they received warrants to purchase 3,739 shares of common stock at a price of $26.51 per share.

Item 14.  Principal Accountant Fees and Services.
-------------------------------------------------

Audit Fees

     The following table presents fees for professional services rendered by Friedman LLP and billed to us for the audit of our annual financial statements for the years ended December 31, 2005 and 2004, and fees for other services billed by Friedman LLP during those periods:

                                Twelve Months Ended      Twelve Months Ended
                                December 31, 2005        December 31, 2004
                                -----------------        -----------------

     Audit fees                 $  867,356               $  716,230
     Audit related fees             93,024                   20,750
     Tax fees                       91,844                    4,540
     Other                               0                        0
                                ----------               ----------
              Total             $1,052,224               $  741,520

Audit Fees. Annual audit fees relate to services rendered in connection with the audit of the annual financial statements included in our Form 10-K, the quarterly reviews of financial statements included in our Forms 10-Q filings, Form S-8 consent procedures and audit and testing of the company's internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Motient was first required to comply with Section 404 for its fiscal year ending December 31, 2004.

Audit-Related Fees. Audit-related services include fees for consultations concerning financial accounting and reporting matters and for services in connection with our 401(k) plan. Audit-related fees are disclosed as those audit-related fees paid during the specified fiscal year.

Tax Fees. Tax services include fees for tax compliance, tax advice and tax planning. Tax fees are disclosed as those tax fees paid during the specified fiscal year.

All Other Fees. Includes fees related to permitted corporate finance assistance and permitted advisory services.

Audit Committee Policies

     The audit committee of Motient's Board of Directors is solely responsible for the approval in advance of all audit and permitted non-audit services to be provided by the independent auditors (including the fees and other terms thereof), subject to the de minimis exceptions for non-audit services provided by Section 10A(i)(1)(B) of the Exchange Act, which services are subsequently approved by the audit committee prior to the completion of the audit. None of the fees listed above are for services rendered pursuant to such de minimis exceptions.

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


                                        Date:  April 27, 2006


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Christopher W. Downie               Executive Vice President, Chief Operating      April 27, 2006
------------------------------------    Officer and Treasurer (principal executive
Christopher W. Downie                   officer)


/s/ Myrna J. Newman                     Controller and Chief Accounting Officer        April 27, 2006
------------------------------------    (principal financial officer)
Myrna J. Newman

/s/ Steven Singer                       Chairman of the Board                          April 27, 2006
------------------------------------
Steven G. Singer

/s/ David Grain                         Director                                       April 27, 2006
------------------------------------
David Grain

                                        Director
------------------------------------
C. Gerald Goldsmith

/s/ Jonelle St. John                    Director                                       April 27, 2006
------------------------------------
Jonelle St. John

                                        Director
------------------------------------
Gerald S. Kittner

/s/ Jacques Leduc                       Director                                       April 27, 2006
------------------------------------
Jacques Leduc

/s/ David Meltzer                       Director                                       April 27, 2006
------------------------------------
David B. Meltzer

/s/ Ray Steele                          Director                                       April 27, 2006
------------------------------------
Raymond L. Steele

/s/ Barry Williamson                    Director                                       April 27, 2006
------------------------------------
Barry A. Williamson

                                  EXHIBIT INDEX


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