Form 10-Q
period 2006-03-31
MOTIENT CORP
filed 2006-05-15
CIK 913665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to ____________

                         Commission File Number: 0-23044

                                 ---------------

                               MOTIENT CORPORATION
             (Exact name of registrant as specified in its charter)

                  Delaware                               93-0976127
      (State or other jurisdiction of                 (I.R.S. Employee
       Incorporation or organization)               Identification Number)

                300 Knightsbridge Parkway, Lincolnshire, IL 60069
              (Address of principal executive offices and zip code)

                                  847-478-4200
              (Registrant's telephone number, including area code)

                                 --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_]  Accelerated filer [X]   Non-accelerated filer [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No [_]

Number of shares of common stock outstanding at May 1, 2006: 63,249,573

                               MOTIENT CORPORATION
                                    FORM 10-Q
                       FOR THE PERIOD ENDED MARCH 31, 2006

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

     Consolidated Statements of Operations for the Three Months Ended
     March 31, 2006 and 2005 ................................................3

     Consolidated Balance Sheets as of March 31, 2006 and December 31,
     2005 ...................................................................4

     Consolidated Statements of Cash Flows for the Three Months Ended
     March 31, 2006 and 2005 ................................................5

     Notes to Consolidated Financial Statements .............................6

Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations .............................................27

Item 3. Quantitative and Qualitative Disclosures about Market Risk .........44

Item 4. Controls and Procedures ............................................44

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings ..................................................46

Item 1A. Risk Factors ......................................................46

Item 6. Exhibits ...........................................................49

PART I- FINANCIAL INFORMATION
-----------------------------

                          Item 1. Financial Statements


                      Motient Corporation and Subsidiaries
                      Consolidated Statements of Operations
                      (in thousands, except per share data)

                                                                      Three Months       Three Months
                                                                     Ended March 31,    Ended March 31,
                                                                          2006               2005
                                                                          ----               ----
                                                                      (Unaudited)        (Unaudited)
 REVENUES
   Services and related revenue                                         $  2,003           $  4,530
   Sales of equipment                                                         40                483
                                                                        --------           --------
       Total revenues                                                      2,043              5,013
                                                                        --------           --------
 COSTS AND EXPENSES

   Cost of services and operations                                         4,690              7,540
   Cost of equipment sold (exclusive of depreciation and
   amortization below)                                                        21                461
   Sales and advertising                                                     333                363
   General and administrative (including expense to MSV,
   a related party, of $166 and $0 for the three months
   ended March 31, 2006 and 2005, respectively)                           10,404             14,343
   Restructuring charges                                                      --                 85
   Research and development (including expense to MSV,
   a related party, of $452 and $0 for the three months
   ended March 31, 2006 and March 31, 2005)                                  452                 --
   Depreciation and amortization (excluded from above captions)            2,934              3,679
   (Gain)/Loss on asset disposals                                             62                 (6)
                                                                        --------           --------
       Total Costs and expenses                                           18,896             26,465
                                                                        --------           --------

       Operating loss                                                    (16,853)           (21,452)

   Interest and other income                                               2,663                 80
   Equity in loss of Mobile Satellite Ventures                            (8,193)            (9,767)
   Minority interests in losses of TerreStar                               2,328                 --
                                                                        --------           --------

       Net loss                                                          (20,055)           (31,139)

   Less:
   Dividends on Series A and Series B Cumulative
   Convertible Preferred Stock                                            (5,808)                --

   Accretion of issuance costs associated with Series A
       and Series B Cumulative Convertible Preferred Stock                  (976)                --
                                                                        --------           --------

  Net loss available to Common Stockholders                             $(26,839)          $(31,139)
                                                                        ========           ========

  Basic and Diluted Loss Per Share of Common Stock:                     $  (0.42)          $  (0.52)

  Weighted-Average Common Shares Outstanding - basic and diluted          63,161             59,580
                                                                        ========           ========

  Non-cash stock-based compensation included above is as follows:
    Cost of services and operations                                     $    550           $  1,189
    Sales and advertising                                                     81                121
    General and administrative                                             3,091             10,259
                                                                        --------           --------
       Total non-cash sock-based compensation                           $  3,722           $ 11,569
                                                                        ========           ========

The accompanying notes are an integral part of these consolidated financial statements.

                      Motient Corporation and Subsidiaries
                           Consolidated Balance Sheets
                 (in thousands, except share and per share data)

                                                                     March 31, 2006    December 31, 2005
                                                                     --------------    -----------------
                                                                       (Unaudited)         (Audited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                            $ 149,051          $ 180,774
   Cash committed for satellite construction costs due by
   December 31, 2006                                                       22,368             77,946
   Restricted cash for Series A and Series B Cumulative
   Convertible Preferred Stock dividends                                   30,883             24,905
   Accounts receivable-trade, net of allowance for doubtful
   accounts of $55 at March 31, 2006 and $55 at December 31, 2005             721                857
   Deferred Issuance costs associated with Series A and Series B
   Cumulative Convertible Preferred Stock                                   4,083              4,029
   Assets held for sale                                                       261                261
   Deferred equipment costs                                                    77                 93
   Other current assets                                                     2,624              2,738
                                                                        ---------          ---------

      Total current assets                                                210,068            291,603

RESTRICTED INVESTMENTS                                                         77                 76
PROPERTY AND EQUIPMENT, net                                                93,950             75,989
INTANGIBLE ASSETS, net                                                     79,583             81,068
INVESTMENT IN MSV                                                         488,015            496,208
RESTRICTED CASH FOR SERIES A AND SERIES B CUMULATIVE
CONVERTIBLE PREFERRED STOCK DIVIDENDS                                       1,287              7,264
DEFERRED ISSUANCE COSTS ASSOCIATED WITH SERIES A AND
SERIES B CUMULATIVE CONVERTIBLE PREFERRED STOCK                            13,917             14,947
DEFERRED CHARGES AND OTHER ASSETS                                              33                 36
                                                                        ---------          ---------
      Total assets                                                      $ 886,930          $ 967,191
                                                                        =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses (including amounts due to MSV, a related party, of $241 at March 31, 2006 and $699
   December 31, 2005)                                                   $   7,620          $   8,154
   Accounts payable to Loral for satellite construction contract               --             59,771
   Deferred equipment revenue                                                 100                120
   Deferred revenue and other current liabilities                             472                928
   Series A and Series B Cumulative Convertible Preferred Stock
   Dividends                                                               11,802              5,994
                                                                        ---------          ---------
      Total current liabilities                                            19,994             74,967
                                                                        ---------          ---------
LONG-TERM LIABILITIES:
   Other long-term liabilities                                                337                343
                                                                        ---------          ---------
      Total long-term liabilities                                             337                343
                                                                        ---------          ---------
      Total liabilities                                                    20,331             75,310
                                                                        ---------          ---------
COMMITMENTS AND CONTINGENCIES                                                  --                 --
MINORITY INTEREST                                                          74,397             74,840
SERIES A CUMULATIVE CONVERTIBLE PREFERRED STOCK ($0.01 par value,
450,000 shares authorized and 90,000 shares issued and outstanding
at March 31, 2006 and December 31, 2005)                                   90,000             90,000
SERIES B CUMULATIVE CONVERTIBLE PREFERRED STOCK ($0.01
par value, 500,000 shares authorized and 318,500 shares issued and
outstanding at March 31, 2006 and December 31, 2005)                      318,500            318,500

STOCKHOLDERS' EQUITY:
Common Stock; voting (par value $0.01; 200,000,000 shares authorized at March 31, 2006 and December 31, 2005, 66,669,145 and 66,606,504
shares issued at March 31, 2006 and December 31, 2005 and 63,181,943
and 63,119,302 shares outstanding at March 31, 2006 and December 31,
2005, respectively)                                                           667                666
Additional paid-in capital                                                755,686            752,777
Common stock purchase warrants                                             73,692             74,600
Less: 3,487,202 common shares held in treasury stock                      (67,088)           (67,086)
Accumulated deficit                                                      (379,255)          (352,416)
                                                                        ---------          ---------
       Total stockholders' equity                                         383,702            408,541
                                                                        ---------          ---------
Total liabilities, and stockholders' equity                             $ 886,930          $ 967,191
                                                                        =========          =========


The accompanying notes are an integral part of these consolidated financial statements.

                      Motient Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                        Three Months       Three Months
                                                                       Ended March 31,    Ended March 31,
                                                                            2006               2005
                                                                            ----               ----
                                                                        (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                $ (20,055)         $ (31,139)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                           2,934              3,679
    Equity in losses of MSV                                                 8,193              9,767
    Minority interest in losses of TerreStar                               (2,328)                --
    (Gain)/loss on asset disposals                                             62                 (6)
    Non cash 401(k) match                                                      54                 48
    Stock based compensation expense                                        3,722             11,569
Changes in assets and liabilities, net of acquisitions and
dispositions:
    Accounts receivable - trade                                               136                343
    Inventory                                                                  --                 36
    Other current assets                                                      131                  5
    Accounts payable and accrued expenses (including payments to
    MSV, a related party, of $1,076 and $0 for the three months
    ended March 31, 2006 and 2005, respectively)                             (834)                14
    Deferred revenue and other current liabilities                           (482)              (240)
                                                                        ---------          ---------
        Net cash used in operating activities                              (8,467)            (5,924)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property & equipment                                 --                  6
    Net cash released from restrictions                                    55,576                 --
    Accounts payable to Loral for satellite construction contract         (59,771)                --
    Other additions to property and equipment                             (19,172)               (16)
                                                                        ---------          ---------
          Net cash used in investing activities                           (23,367)               (10)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of equity securities                                90                 34
    Stock issuance costs and other charges                                     --                 (9)
    Proceeds from the exercise of employee stock options                       21              1,064
                                                                        ---------          ---------
          Net cash provided by financing activities                           111              1,089
                                                                        ---------          ---------
              Net decrease in cash and cash equivalents                   (31,723)            (4,845)
CASH AND CASH EQUIVALENTS, beginning of period                            180,774             16,945
                                                                        ---------          ---------
CASH AND CASH EQUIVALENTS, end of period                                $ 149,051          $  12,100
                                                                        =========          =========

The accompanying notes are an integral part of these consolidated financial statements.

                      MOTIENT CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2006
                                   (Unaudited)


1.       ORGANIZATION AND BUSINESS

Our Business Segments

Motient Corporation (with its subsidiaries, "Motient" or the "Company") owns, operates and develops two-way wireless communications businesses. We are currently developing a satellite communications service via our majority ownership of TerreStar Networks Inc. ("TerreStar"), a development stage company in the process of building its first satellite. TerreStar was formerly a subsidiary of another satellite communications company, called Mobile Satellite Ventures LP ("MSV"). We own 49% of MSV, but do not have operating control of its business. Motient's investments in TerreStar and MSV are governed by stockholder agreements with the other equity holders in those entities. We also own a majority interest of TerreStar Networks Bermuda, Ltd., a recently formed entity to explore the development of satellite communication service in various international markets. TerreStar Bermuda currently has no material operations. We also provide our customers with two-way wireless data communication services via convenient and cost-effective access to wireless data networks, such as the Sprint and Cingular networks, and our own DataTac network.

Our Satellite Communications Business - TerreStar Networks Inc.

In February 2002, MSV established TerreStar Networks Inc. as a wholly owned subsidiary of MSV, to develop business opportunities related to the proposed receipt of certain licenses to operate a satellite communications system in the 2 GHz band, also known as the "S-band". The Federal Communications Commission, or FCC, increased TerreStar's allocation to its present 20 MHz of S-band spectrum from its previous allocation of 8 MHz of such spectrum in the fourth quarter of 2005.

On May 11, 2005, TerreStar was spun-off by MSV to its limited partners, including Motient, which resulted in Motient receiving ownership of approximately 49% of the issued and outstanding shares of capital stock of TerreStar. On the same day, a wholly owned subsidiary of Motient Corporation, purchased 8,190,008 shares of newly issued common stock of TerreStar from TerreStar for $200 million pursuant to a Purchase Agreement by and between the subsidiary and TerreStar. The purchase price was funded from proceeds received in a 2005 issuance of Motient's Series A preferred stock. The TerreStar common stock purchase increased Motient's ownership to its current 61% of TerreStar's issued and outstanding common stock and resulted in Motient starting to consolidate TerreStar's financial statements into its own. Motient's ownership is subject to the terms of a stockholders' agreement with the minority stockholders of TerreStar.

Upon the initial consolidation of TerreStar on May 11, 2005, the assets and liabilities of TerreStar were recorded on the Company's Consolidated Balance Sheet based upon their fair values at such date. TerreStar's results of operations have been included in the Company's Consolidated Statements of Operations since that date.

Approximately $78 million was allocated to intangible assets that include the rights to receive licenses in the 2 GHz band and other intangibles. These intangible assets are being amortized over an average life of 15 years. There was no excess purchase price over the estimated fair values of the underlying assets and liabilities consolidated into Motient. In certain circumstances, the allocation of the purchase price is based upon preliminary estimates and assumptions. Accordingly, the allocations are subject to revision when the Company receives final information and other analyses. Revisions to the fair values, which may be significant, will be recorded by the Company as further adjustments to the purchase price allocations.

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

During 2002, TerreStar entered into a contract with Space Systems/Loral, Inc. to purchase a satellite system, including certain ground infrastructure for use with the 2 GHz band. Principal construction of this satellite began in mid-2005. Terms of the contract include restricting certain cash balances in escrow accounts in favor of Loral. In January 2006, approximately $59 million of the escrowed balance as of December 31, 2005 was released which represented all invoiced amounts due and payable to Loral through January 31, 2006. At the end of 2005, TerreStar entered into a letter of intent to execute, and in January 2006, TerreStar executed a contract with Hughes Networks Systems, LLC. for additional ground-based components of the system. The contract calls for regular payments over time of up to $38 million, excluding any optional services or components TerreStar elects to purchase. The communications system being developed by TerreStar will ultimately include a main satellite, a spare satellite, ground-switching infrastructure, launch costs and insurance, among other things. The cost of the satellite system alone could exceed $550 million. In order to finance future payments, TerreStar will be required to obtain additional debt or equity financing, or may enter into various joint ventures to share the cost of development. There can be no assurance that such financing or joint venture opportunities will be available to TerreStar or available on terms acceptable to TerreStar, and Motient is under no obligation to provide such financing. The value of our investment in TerreStar could be negatively impacted if TerreStar cannot meet any such funding requirements.

Our Terrestrial Wireless Business - Motient Communications Inc.

We are a nationwide provider of two-way, wireless mobile data services and wireless internet services. Owning and operating a wireless radio data network that provides wireless mobile data service to customers across the United States, we primarily generate revenue from the sale of airtime on our network and from the sale of communications devices, which are manufactured by other companies. Our customers use our network and our wireless applications for wireless email messaging and wireless data communications services. This enables businesses, mobile workers and consumers to wirelessly transfer electronic information and messages and to wirelessly access corporate databases and the Internet. Our network is designed to offer a broad array of wireless data services, such as two-way mobile Internet services, including email services, and wireless data transmission and processing (e.g.; wireless point-of-sale systems).

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

In December 2004, we launched a new set of products and services designed to provide these integrated wireless data solutions to our customers over alternative, higher bandwidth-capable communications networks called iMotient Solutions. iMotient allows Motient's customers to use multiple networks, including our own DataTac network, plus the networks of Cingular (GPRS) and Sprint (1XRTT), via a single connection to Motient's back-office systems, providing a single alternative for application and software development, device management and billing across these multiple networks. Once connected to iMotient, customers receive our proprietary applications and services that reduce airtime usage, improve performance and reduce costs.

As of March 31, 2006 and 2005, there were approximately 72,583 and 97,248 user devices billable and 51,925 and 70,124 user devices with active usage on Motient's networks, respectively. Of these devices, there were approximately 8,801 and 345 user devices billable and 7,707 and 0 user devices active utilizing our iMotient Solutions platform at March 31, 2006 and 2005. None of the devices on our iMotient platform utilize our DataTac network.

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

MSV is structured as a limited partnership, of which Motient is one of the limited partners. Motient holds a proportionate ownership interest in the corporate general partner. Motient has certain rights to appoint directors to the sole general partner of the limited partnership, but does not have any direct or indirect operating control over MSV. Motient cannot increase its ownership of MSV any further without the consent of a supermajority of the MSV equity holders.

In 2006, MSV entered into a contract with Boeing Satellite Systems Inc. (Boeing) to construct a space-based network that consists of a space segment and ground segment. Under the terms of the contract, MSV will purchase up to three satellites with options for two additional satellites. Payments by MSV to Boeing under the contract could exceed $1 billion if the contract is not cancelled prior to completion by MSV.

On March 30, 2006, MSV completed the sale of $750 million aggregate principal amount at maturity of its 14% senior secured discount notes due 2013 for gross proceeds of approximately $436 million. MSV has stated that it intends to use the net proceeds from the sale of the notes for working capital and general corporate purposes including the construction of its next generation integrated network.

To the extent that MSV will need future cash to support its operations, Motient is under no contractual obligation to provide it, and the value of our investment in MSV could be negatively impacted if MSV cannot meet any such funding requirements.

Board of Directors

In February 2006, Director James Dondero left the Board of Directors and David Meltzer and David Grain joined the Board.


2.  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company and are unaudited. The consolidated financial statements include the accounts of Motient and its wholly and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The results of MSV have been accounted for pursuant to the equity method of accounting. The results of TerreStar have been consolidated with Motient since TerreStar's spin off from MSV and Motient's concurrent additional investment in TerreStar on May 11, 2005. Certain amounts from prior years have been reclassified to conform to the current year presentation. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year. In the opinion of management, all adjustments (consisting of normal recurring adjustments unless otherwise indicated) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2006, and for all periods presented, have been made. Footnote disclosure has been condensed or omitted as permitted in interim financial statements.

Use of Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's most significant estimates relate to the valuation of its investment in MSV, the allowance for doubtful accounts receivable, the valuation of deferred income tax assets and the ability to realize long-lived assets. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers highly liquid investments with original or remaining maturities at the time of purchase of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments.

Restricted Cash and Investments

The Company had approximately $55 million of restricted cash at March 31, 2006 held in money market escrow accounts. At March 31, 2005, the Company had approximately $0.1 million of restricted investments. The restricted investments included securities that were classified as held-to-maturity under the provision of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company classified restricted investment amounts that would mature within one year as current assets in the accompanying consolidated balance sheet. The Company accounted for these investments at their amortized cost.

Business Combinations

The Company accounts for Business Combinations under SFAS No. 141, "Business Combinations". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles are evaluated against these criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill.

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

The Company reviews and accounts for impairment of long-lived assets under SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadens the presentation of discontinued operations to include more disposal transactions. The Company reviews its assets for impairment at a minimum, on an annual basis, and immediately recognizes an impairment in interim periods.

Income Taxes

The Company accounts for income taxes under the liability method as required in SFAS No. 109, "Accounting for Income Taxes". Under the liability method, deferred income taxes are recognized for tax credit carry forwards and the income tax consequences of "temporary differences" by applying enacted statutory tax laws and rates applicable to future years to differences between the financial statement carrying amounts and the income tax bases of existing assets and liabilities. Under this method, the effect on deferred income taxes of a change in income tax rates is recognized in operations in the period that includes the enactment date. A valuation reserve is established for deferred income tax assets if the realization of such benefits cannot be determined to be more likely than not.

Fair Value of Financial Instruments

The fair value of certain of the Company's financial instruments, including cash and cash equivalents, and other accrued liabilities approximate cost because of their short maturities. The fair value of investments is determined using quoted market prices for those securities or similar financial instruments.

Revenue Recognition

The Company generates revenue almost exclusively through airtime service agreements and in minor amounts, consulting services and equipment sales and services. Revenue is recognized as follows:

Airtime Service Agreements: Revenues from the Company's wireless services are recognized when the services are performed, evidence of an arrangement exists, the fee is fixed and determinable and collectability is probable. The Company defers and amortizes any revenue and costs associated with activation of a subscriber over an estimated customer life of two years.

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

Property and Equipment

Property and equipment are recorded at cost and adjusted for impairment and are depreciated over the shorter of their estimated useful lives or the term of the lease using the straight-line method. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease. The estimated useful lives of office furniture and equipment vary from two to ten years, and the network equipment is depreciated over seven years. The Company has also capitalized certain costs to develop and implement its computerized billing system. These costs are included in property and equipment and are depreciated over three years. Repairs and maintenance that do not significantly increase the utility or useful life of an asset are expensed as incurred, while expenditures for refurbishments and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized.

Satellite Under Construction

Satellite under construction, a component of property and equipment, is stated at cost and aggregated $71 million and $90 million at March 31, 2006 and December 31, 2005, respectively. These costs consist primarily of the cost of satellite construction and will include the costs of the launch, including premiums for launch insurance and insurance during the period of in-orbit testing, the net present value of any performance incentives expected to be payable to the satellite manufacturers, costs directly associated with the monitoring and support of satellite construction and interest costs incurred during the period of satellite construction. Satellite construction and launch services have generally been or will be procured under long-term contracts that provide for payments by us over the contract periods.

Restructuring and Impairment Charges

In March 2005, the Company reduced its workforce by 11 employees and recorded a liability for the severance, employee benefits and estimated payroll taxes of $0.1 million.

In June 2004, the Company recorded a restructuring charge of $5.1 million related to certain network rationalization initiatives, consisting of base station deconstruction costs of $0.5 million, the loss on the retirement of certain base station equipment of $2.8 million and termination liabilities of

$1.8 million for site leases no longer required for removed base stations. Of these amounts, the only remaining accrual as of March 31, 2006 was $0.3 million for site leases no longer required for removed base stations.

In June 2005, the Company recorded a restructuring charge of $5.6 million related to additional network rationalization initiatives for Motient , consisting of base station deconstruction costs of $0.1 million, the loss on the cancellation of frequencies of $3.6 million and termination liabilities of $1.9 million for site leases no longer required for removed base stations. Of these amounts, the only remaining accrual as of March 31, 2006, was $0.7 million for site leases no longer required for removed base stations. In January 2005, the Company identified certain base station equipment associated with the 2005 rationalization and adjusted their remaining useful lives for depreciation purposes, resulting in approximately $1.8 million of accelerated depreciation expense.

In aggregate, the Company's restructuring reserve decreased from $1.2 million at December 31, 2005 to $1.0 million at March 31, 2006 due to cash payments for abandoned site leases.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), "Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95" ("SFAS 123R"), applying the modified prospective method. Prior to the adoption of SFAS 123R, the Company applied the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") in accounting for its stock-based awards, and accordingly, recognized no compensation costs for its stock option plans other than for instances where APB 25 required variable plan accounting related to performance-based stock options, stock option modifications and restricted stock awards. Under the modified prospective method, SFAS 123R applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled. Compensation expense recognized during the first quarter of 2006 includes the portion vesting during the period for (1) all share-based payments granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated using the Black-Scholes option pricing model. Since our adoption of SFAS 123R, there have been no changes to our equity plans or modifications to outstanding stock-based awards. As a result of the Company's decision to adopt using the modified prospective method, prior period results have not been restated. Compensation expense recorded in the first quarter of 2006 under SFAS 123R is as follows (in thousands):

   Related to stock options granted prior to December 31, 2005          $2,202
   Related to stock options granted during the first quarter of 2006       495
   Restricted stock awarded granted prior to December 31, 2005              --
   Restricted stock awarded during the first quarter of 2006             1,025
                                                                         -----
      Total stock-based compensation                                    $3,722
                                                                        ======

Before adoption of SFAS 123R, pro forma disclosures were used to reflect the potential impact of accounting under the fair value techniques of SFAS 123R rather than under the intrinsic value techniques under APB 25. The following tables provide information regarding the fair value of stock options granted during the three months ended March 31, 2006 and 2005 and relevant pro forma information regarding stock-based compensation for the 2005 quarter. The value of restricted stock awards is computed as the value of the shares awarded on the date of the award under both SFAS 123R and APB 25.

In November 2005, the Company granted an aggregate of 155,000 shares of restricted stock to three officers, which will vest upon the completion of strategic events involving a change of control which had not occurred as of December 31, 2005. At December 31, 2005 the Company did not record any compensation charge associated with the grants, as they were assigned a zero probability of vesting. On March 9, 2006 the Company amended its November 21, 2005 employment agreements with Mr. Downie, Ms. Newman and Mr. Macklin to change the vesting provision of each employment agreement. Based upon a 30% probability that the restricted stock would vest, the Company recorded a compensation charge associated with the restricted stock in the amount of $1.0 million.

                                                  2006       2005
                                                  ----       ----
Weighted fair value of stock options granted:
   To acquire Motient common stock                 ---     $19.50
   To acquire TerreStar common stock            $16.01        N/A

Weighted average assumptions:
   Motient stock options:
     Risk-free interest rate                       ---       2.58
     Dividend yield                                ---        ---
     Expected volatility                           ---      616.5%
     Expected option life in years                 ---         10
   TerreStar stock options:
     Risk-free interest rate                      4.42%       N/A
     Dividend yield                                ---        N/A
     Expected volatility                          66.0%       N/A
     Expected option life in years                 6.5        N/A


                                                               2005
                                                               ----
Net loss as reported                                        $(31,139)
Add back recorded stock-based compensation expense:
   Motient compensation expense                               11,569
Deduct stock-based compensation expense as if recorded
under the fair value method:
   Motient compensation expense                              (12,940)
                                                            --------
     Pro forma net loss                                     $(32,510)
                                                            ========
Basic and Diluted loss per share:
   As reported                                              $  (0.52)
   Pro forma                                                $  (0.55)

The aggregate intrinsic value (defined as the spread between the market value of the Company's common stock as of the end of the period and the exercise price of the stock options) for Motient stock options outstanding and exercisable as of March 31, 2006 were $1,188,079 and $757,150, respectively. Similarly, for TerreStar options (as computed based on TerreStar's estimated market value), the aggregate intrinsic value of its stock options outstanding and exercisable were $1,472,466 and $0, respectively, as of such date.

SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as cash flow from financing activities rather than as cash flow from operations as required under Emerging Issues Task Force ("EITF") issue No. 0015, "Classification in the Statement of Cash Flow of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option".

The following is a summary of nonvested stock awards activity:

                                Stock options           Restricted Stock
                                -------------           ----------------
                                          Weighted                Weighted
                                          Average                  Average
                                           Grant                    Grant
                               Number    Date Fair      Number    Date Fair
                             of Shares     Value      of Shares     Value
                             ---------     -----      ---------     -----
   Motient:
      Nonvested as of
      December 31, 2005       319,134    $   21.03           --          --
      Granted                      --           --      155,000     $ 22.05
      Vested                       --           --           --          --
      Cancelled               (20,499)   $   16.96           --          --
                            ---------                   -------
      Nonvested as of
      March 31, 2006          298,635    $   21.31      155,000     $ 22.05
                            =========                   =======
   TerreStar:
      Nonvested as of
      December 31, 2005       713,593    $   17.39           --          --
      Granted                 670,000    $   16.01           --          --
      Vested                       --           --           --          --
      Cancelled                    --           --           --          --
                            ---------                   -------
      Nonvested as of
      March 31,2006         1,383,593    $   16.72           --          --
                            =========                   =======

At March 31, 2006, there was $7.9 million of total pre-tax unrecognized stock-based compensation costs related to Motient's options and restricted stock which will be recognized over periods through December 2007 (considering estimated forfeitures and restricted stock awards which will never vest). Similarly, for TerreStar, there was $21.4 million of total pre-tax unrecognized stock-based compensation costs which will be recognized, along with related minority interest income, over periods through March 2009.

Loss Per Share

Basic and diluted loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding for the period. The loss available to common stockholders includes the reported net loss plus the additional loss attributable to preferred stock dividends and accretion. Diluted loss per share would additionally reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity; however, due to the reported losses, all such assumed exercises, conversions and issuances would be antidilutive for all periods presented and are therefore not considered in the diluted loss per share computations.

As of March 31, 2006, there were 90,000 shares of Series A Cumulative Convertible Preferred Stock and 318,500 shares of Series B Cumulative Convertible Preferred Stock outstanding which were entitled to be converted into a total of 12,255,000 shares of Motient common stock. No such shares were outstanding as of March 31, 2005. As of March 31, 2006 and 2005, there were outstanding warrants to acquire approximately 5,800,320 and 6,887,551 shares, respectively, of Motient common stock and outstanding options to purchase 701,410 and 410,339 shares, respectively, of Motient common stock.


3.  SEGMENT DISCLOSURES

Beginning in May 2005, when TerreStar was spun off by MSV to its limited partners, including Motient, and Motient concurrently acquired a majority ownership in TerreStar and started consolidating TerreStar's operations, the Company has two reportable segments, Motient Communications Inc. and TerreStar Networks Inc. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies as more fully described in Motient's 2005 Annual Report on Form 10-K.

The Company's core customer base can be generally divided into six broad categories, Wireless Internet, Field Services, Transportation, Telemetry, iMotient and Other. The services provided in all categories, except iMotient and iMotient related revenues in the Other category, are provided over our DataTac network. Wireless Internet primarily consists of customers using the Company's network and applications to access certain internet functions, like email. Devices and airtime used by transportation and shipping companies, or by personnel in the field service industries (such as repair personnel), for dispatching, routing and other vital communications functions are known as transportation and field service, respectively. Telemetry typically covers devices and airtime to connect remote equipment, such as wireless point-of-sale terminals, with a central monitoring facility. iMotient consists of integrated wireless data solutions revenues through the resale of airtime on the Cingular and Sprint wireless networks. Other revenues may consist of sales commissions, consulting fees or other fees. The following summarizes the Company's core wireless business revenue by these market categories (in millions):

                             Three Months        Three Months
                            Ended March 31,     Ended March 31,
                                 2006                2005
                                 ----                ----
      Summary of Revenue
      ------------------
      Wireless internet           $  0.8              $  2.6
      Field services                 0.1                 0.8
      Transportation                 0.4                 0.6
      Telemetry                      0.3                 0.4
      iMotient                       0.3                  --
      All Other                      0.1                 0.1
                                    ----                ----
          Service revenue            2.0                 4.5
          Equipment revenue          0.0                 0.5
                                    ----                ----
            Total Revenue         $  2.0              $  5.0
                                    ====                ====

The Company does not measure ultimate profit and loss or track its assets by these market categories. TerreStar does not currently generate any revenues and we do not anticipate that it will do so until 2008. Additional financial information concerning the Company's reportable segments is shown in the following table (in thousands):

                                              Three Months Ended
                                          March 31, 2006 (unaudited)
                                        Motient    TerreStar     Total
                                        -------    ---------     -----
      Operating (loss)                  $(9,689)    $(7,164)   $(16,853)
      Depreciation expense               $1,448          $1      $1,449
      Amortization expense                 $175      $1,310      $1,485
      Identifiable assets              $618,204    $268,726    $886,930
      Capital expenditures                  $20     $78,923     $78,943

4.  RELATED PARTY TRANSACTIONS

The Company made cash payments of $1.4 million to related parties for service-related obligations during the three months ended March 31, 2006. Of that amount, $1.1 million was paid to MSV for consulting services related to TerreStar and $0.3 million was paid to CTA, a consulting and private advisory firm specializing in the technology and telecommunications sectors. For the three months ended March 31, 2005, $1.2 million was paid to CTA for consulting services.

5.  COMMON AND PREFERRED STOCK

Common stock
------------

From April to November 2004, Motient issued an aggregate of 23,069,519 shares of its common stock in various private placements at an average price of $8.00 per share, raising aggregate proceeds, net of placement agent and other issuance costs of $178 million. Several issuances and related fees included warrants to acquire an additional 7,267,379 shares of common stock at an average exercise price of $7.70 per share over various periods. Certain warrants were exercisable only if certain conditions were met and, accordingly, only 4,728,801 warrants are exercisable as a result of the private placement transactions.

In May 2005, the Company repurchased 2,900,000 shares of its common stock for an aggregate $57 million from various investors. Pursuant to a resolution of the Board of Directors, from September through December 2005, Motient repurchased an additional 587,102 shares of its common stock for approximately $10 million. The repurchased shares are included in treasury stock and are available for general corporate purposes.

Series A and Series B Cumulative Convertible Preferred Stock
------------------------------------------------------------

The Company accounts for Series A and Series B Cumulative Convertible Preferred Stock under Accounting Series Release 268. "Redeemable Preferred Stocks". On April 15, 2005, Motient sold 408,500 shares of Series A Cumulative Convertible Preferred Stock, $0.01 par value, in a private placement exempt from the registration requirements of the Securities Act of 1933. Motient received cash proceeds, net of $17.6 million in placement agent commissions and other fees (before escrowing a portion of the proceeds as required under the terms of the preferred stock, described below) of approximately $391 million. On October 26, 2005, Motient exchanged $318.5 million face amount of its Series A Preferred Stock for Series B Preferred stock, with substantially identical economic terms. If any shares of Series A or Series B Preferred remain outstanding on April 15, 2010, Motient is required to redeem such shares for an amount equal to the purchase price paid per share plus any accrued but unpaid dividends on such shares. In addition, Motient granted warrants exercisable for an aggregate of 154,109 shares of Motient common stock to the purchasers. The warrants have a term of five years and an exercise price equal to $26.51 per share. Motient believes that all of these warrants will vest by September 8, 2006.

6. COMMITMENTS AND CONTINGENCIES

As of March 31, 2006, we had the following outstanding cash contractual operating commitments in addition to the preferred stock commitments described above:

                                                                                    More than 5
                                        Total     <1 Year   1-3 Years   3-5 Years     Years
                                        -----     -------   ---------   ---------     -----
(in thousands)
TerreStar Satellite (1)               $147,602   $122,532   $ 25,070    $     --    $     --
Operating leases (2)                    13,461      5,229      6,020       2,212          --
                                      --------   --------   --------    --------    --------
Total Contractual Cash Obligations    $161,063   $127,761   $ 31,090    $  2,212    $     --
                                      --------   --------   --------    --------    --------

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

The table below outlines the Company's amortization requirements for the five-year period from March 31, 2006.

                                                March 31,
                                                ---------
                                2006         2007         2008         2009         2010       Thereafter
                                ----         ----         ----         ----         ----       ----------
   800 MHz Licenses           $   375      $   499      $   499      $   499      $   499      $ 3,204
   2 GHz Licenses               3,339        4,452        4,452        4,452        4,452       41,675
   Intellectual Property          589          786          786          786          786        7,353
   Customer Contracts             100           --           --           --           --           --
                              -------      -------      -------      -------      -------      -------
   Total Amortization         $ 4,403      $ 5,737      $ 5,737      $ 5,737      $ 5,737      $52,232
                              =======      =======      =======      =======      =======      =======

Change of Control Agreements

On November 21, 2005, Motient entered into employment agreements with three executives. On March 9, 2006, the company amended these agreements.

7.  LEGAL AND REGULATORY MATTERS

Legal

On February 14, 2006, entities controlled by James D. Dondero announced that they would seek to replace Motient current board of directors with another slate proposed by such entities. Also on February 14, 2006, Mr. Dondero resigned from Motient's board of directors.

Please also see our description of certain regulatory matters given below, which involve certain legal matters.

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

Additional information may be found in Note 10, "Subsequent Events".

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

Regulation Of Our DataTac Network

The FCC licenses used in Motient's terrestrial wireless business are renewable, site-based, 800 MHz licenses, granted for a term of 10 years. Renewal is granted in the ordinary course for 800 MHz licenses like those which Motient holds. As a commercial mobile radio service provider in the 800 MHz terrestrial business, Motient is regulated as a common carrier. Motient must therefore offer service at just and reasonable rates on a first-come, first-served basis, without any unjust or unreasonable discrimination, and Motient is subject to the FCC's complaint processes. The FCC has decided not to apply or to withhold its right, at this time, to apply numerous common carrier provisions of the Communications Act to commercial mobile radio service providers. In particular, Motient is not subject to traditional public utility rate-of-return regulation, and is not required to file tariffs with the FCC.

In order to address certain concerns from wireless users in the public safety community, such as fire and police departments, on July 8, 2004, the FCC approved adoption of a reconfiguration plan for the 800 MHz spectrum band. Under the plan, Nextel Communications Inc. will occupy spectrum in the 1.9 GHz band in exchange for, among other things, (1) relocating and retuning public safety licensees in the 800 MHz band and (2) consolidating its own 800 MHz frequencies in the upper portion of the 800 MHz band. On December 22, 2004, the FCC clarified that Motient would generally be allowed, subject to certain conditions, to move its 800 MHz frequencies to a portion of the upper-800 MHz band. Motient will move some, but not all of its 800 MHz frequencies in this manner. Motient cannot assure you that its operations will not be affected by the adoption or implementation of this order or any subsequent addenda.

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

On November 8, 2004, the FCC issued an order granting MSV the first ATC license ever granted by the FCC. The FCC also approved several of MSV's waiver requests, allowing MSV to enhance its service coverage further, but it specifically deferred its ruling on other MSV waiver requests at that time. On February 25, 2005, the FCC issued a revised set of rules for ATC. The decision clarified the outstanding technical issues left open by the February 2003 and November 2004 decisions. In particular, these revised rules allow MSV to (i) increase significantly reuse of its frequencies for ATC, resulting in enhanced ATC capacity and coverage and (ii) increase base station power, permitting MSV to deploy base stations in a more cost-effective manner and to offer innovative services. MSV has filed an application for approval from the FCC to modify its ATC license to conform to the revised rules. In the interim, MSV can operate an ATC network pursuant to the November 2004 decision.

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

In December 2005, the FCC provided TMI a reservation of 2 x 10 MHz (20 MHz in total) of spectrum within the 2 GHz MSS band. TMI does not yet have a specific spectrum assignment within that band, because current FCC rules do not allow it to request a specific assignment until such time as its satellite reaches its intended orbit. TMI's current spectrum reservation from the FCC reflects the December 2005 order dividing all of the then available S-band MSS spectrum between the two 2 GHz MSS licensees, TMI and ICO Satellite Services. TMI and ICO were the only remaining S-band authorization holders whose authorizations had not been surrendered or cancelled by the FCC, and in the December 2005 order the FCC rejected proposals to make recaptured 2 GHz spectrum available to new MSS applicants or to non-MSS services. Several parties have challenged the December 2005 ruling and the revocation of their S-band authorizations, and we cannot predict the outcome of these challenges.

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

The 2 GHz MSS band and certain adjacent bands are currently occupied by broadcast auxiliary service licensees, cable television relay service licensees, local television transmission service licensees, fixed service licensees, and certain other licensees. Most, if not all, of those licensees, and especially those in the broadcast auxiliary service, will need to relocate their operations to a new band to accommodate 2 GHz MSS and other new entrants. As a 2 GHz MSS entrant, TMI and/or TerreStar will have certain obligations to compensate those incumbent licensees for their relocation costs and for the costs of providing "comparable facilities" to them. However, the level to which TMI and/or TerreStar will be required to participate in such reimbursement is uncertain due to a variety of factors, and one such factor is that, pursuant to a separate FCC order, Nextel Communications Inc. (Nextel) must relocate incumbent broadcast auxiliary service licensees in the 1990-2025 MHz band by September 6, 2007. To the extent that Nextel complies with its band clearing obligations, 2 GHz MSS entrants commencing operations after Nextel has cleared the band would not have to clear the band themselves, but could still have obligations to reimburse Nextel for certain of its band clearing costs. Whether a 2 GHz MSS entrant will be required to share in certain of Nextel's relocation costs will likely depend upon whether that entrant commences operations prior to June 27, 2008. Even if Nextel bears all costs of relocating incumbent licensees in the 1990-2025 MHz band, TMI and/or TerreStar will still likely be responsible for relocating certain incumbent licensees in the 2165-2200 MHz band, although it may have the right to recoup certain costs from wireless entrants in the 2165-2180 MHz band. We cannot predict what these band-clearing costs will be to TMI and/or TerreStar, if any, but they could range from $0 to in excess of $100 million.

8.  INVESTMENT IN MSV

The Company uses the equity method of accounting for its investment in MSV. The Company considers whether the fair value of its investment has declined below its carrying value whenever adverse events or circumstances indicate that the recorded value may not be recoverable. If the Company considers such decline to be other than temporary, a write down would be recorded to estimate fair value. Summarized income statement information of MSV for the three months ended March 31, 2006 and 2005 is as follows (in millions):

                                                     2006     2005
                                                     ----     ----
            Total revenues                           $8.1     $7.2
            Total operating expenses                 23.1     19.6
                                                     ----     ----
               Operating loss                       (15.0)   (12.4)
            Other income (expense)                    1.6     (7.5)
                                                    -----    -----
               Loss from continuing operations     $(13.4)  $(19.9)
                                                   ======   ======

9. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flows information for the three months ended March 31 is presented in the following table (in thousands):

                                                      2006       2005
                                                      ----       ----

Non-cash investing and financing activities:
Accrued Satellite under construction               $  300     $     --

Issuance of common stock purchase warrants             --       48,908

Amortization of deferred financing fees
related to Series A Cumulative Convertible
Preferred Stock                                       976           --

Dividends payable on Series A and Series B
Cumulative Convertible Preferred Stock              5,808           --

Issuance of common stock                               --      370,980
Exercise and Expiration of common stock
warrants                                           $ (820)    $ (6,296)


10. SUBSEQUENT EVENTS

In April 2006, Motient added two new directors to its board, Jacques Leduc and David Andonian.

On April 12, 2006, an entity controlled by James D. Dondero made a demand to inspect Motient's books and records under Section 220(b) of the Delaware General Corporation Law. Motient denied this request on April 20 as inappropriate for a number of reasons including (but not limited to) the lack of a proper purpose for the demand and the continuing refusal by Mr. Dondero and Highland to respond to discovery requests in the several pending lawsuits. On April 25, the entity filed suit under Section 220 in the Court of Chancery of the State of Delaware. The case has been set for trial on June 1, 2006.

TerreStar Transaction

On May 6, 2006, Motient and certain funds affiliated with Columbia Capital and Spectrum Equity Investors entered into eight exchange agreements pursuant to which the funds will exchange an aggregate of approximately 1.5 million shares of common stock of TerreStar, constituting all of the shares of TerreStar common stock owned by the funds, for an aggregate of approximately 2.7 million shares of common stock of Motient. Following these transactions, Motient will own approximately 58.5% of the outstanding shares of TerreStar common stock on a fully-diluted basis. Other TerreStar stockholders will have the opportunity to tag on to this transaction on the same terms on which Motient is acquiring the TerreStar shares. To the extent any such stockholders elect to tag, Motient's ownership in TerreStar would increase.

In addition, Motient and the funds entered into a registration rights agreement pursuant to which Motient will file a registration statement with the SEC relating to the resale of the Motient shares issued to the funds.

Also on May 6, 2006, Motient and a sufficient number of TerreStar stockholders entered into Amendment No. 2 to the TerreStar Networks Inc. Stockholders' Agreement which amended, effective immediately, certain provisions of the existing TerreStar Networks Inc. stockholders' agreement relating to the issuance of additional securities by TerreStar and the tag along rights of TerreStar stockholders. In addition, Motient and a sufficient number of TerreStar stockholders entered into an Amended and Restated TerreStar Networks, Inc. Stockholders' Agreement which amended and restated, effective immediately prior to the initial closing of the MSV exchange transactions discussed above, the current TerreStar stockholder's to revise and delete certain provisions of the existing agreement among TerreStar stockholders.

MSV Transaction

On May 6, 2006, Motient entered into an Exchange Agreement with SkyTerra Communications, Inc. pursuant to which Motient, through its wholly-owned subsidiary Motient Ventures Holding Inc., will, in two or more closings, exchange all of its shares of common stock of Mobile Satellite Ventures GP Inc. (MSV's corporate general partner) and approximately 15.7 million limited partnership interests of MSV for approximately 44.3 million shares of non-voting common stock of SkyTerra in two or more closings. The shares of non-voting SkyTerra common stock will be exchanged for shares of voting common stock immediately prior to distribution or sale by Motient.

Motient will initially exchange all of its directly owned MSV GP shares and 57.5% of its directly owned MSV limited partnership units for 25.5 million SkyTerra shares, and Motient intends to exchange the remainder of its MSV limited partnership units over the next several years. Motient intends to distribute the 25.5 million initially acquired SkyTerra to its common stockholders. This distribution will be a taxable event to those stockholders. In addition, pursuant to the terms of Motient's preferred stock, Motient is required to make adequate provision such that the holders of Motient's preferred stock shall receive, in the event they convert such shares into shares of Motient common stock, the same number of shares of SkyTerra common stock as if they had converted their shares of Motient preferred stock into common stock immediately prior to Motient's distribution of the SkyTerra shares to its common stockholders. Due to this requirement, Motient will retain sufficient MSV limited partnership units such that Motient may exchange such units at subsequent closings for additional SkyTerra shares in the event a holder of Motient preferred stock elects to convert its preferred shares into shares of Motient common stock.

Motient and SkyTerra also entered into a registration rights agreement pursuant to which SkyTerra has agreed to file a registration statement with the SEC for the resale of the SkyTerra shares issued to Motient that are not otherwise distributed to Motient's stockholders.

Also on May 6, 2006, certain corporations of which Motient, certain funds affiliated with Columbia Capital and certain funds affiliated with Spectrum Equity Investors are stockholders, entered into six exchange agreements with SkyTerra pursuant to which these corporations will exchange their shares of common stock of MSV GP and approximately 3.5 million limited partnership interests of MSV, constituting all of their interests in MSV, for an aggregate of approximately 10.0 million shares of common stock of SkyTerra. Motient will be the beneficial owner of approximately 3.6 million of these shares.

These parties also entered into a registration rights agreement pursuant to which SkyTerra will file a registration statement with the SEC relating to the resale of all of the SkyTerra shares to be issued in this transaction.

Following the completion of all of these transactions, Motient would be the beneficial owner of approximately 57.2% of the outstanding shares of SkyTerra common stock on a fully-diluted basis and SkyTerra would own approximately 69.5% of the limited partnership units of MSV LP. Other MSV limited partners will have the opportunity to tag on to these transactions on the same terms. To the extent any such limited partners elect to tag, SkyTerra's ownership in MSV would increase.

Also on May 6, 2006, SkyTerra, Motient and a sufficient number of stockholders of MSV GP entered into Amendment No. 1 to the Mobile Satellite Ventures GP Inc. Stockholders' Agreement which amended, effective immediately, certain provisions in the existing Stockholders' Agreement of MSV GP relating to the "Tag Along Rights" and "Right of First Refusal" among such stockholders.

The closing of all of the transactions discussed above will be subject to various closing conditions, including FCC and other regulatory approval. Accordingly, Motient can not assure you that these transactions will close on the terms outlined here, if at all.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains and incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements regarding our expected financial position and operating results, our business strategy and our financing plans are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may", "will", "anticipate", "estimate", "expect", "project" or "intend". These forward-looking statements reflect our plans, expectations and beliefs and, accordingly, are subject to certain risks and uncertainties. We cannot guarantee that any of such forward-looking statements will be realized.

Statements regarding factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, those under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Overview of Liquidity and Risk Factors," and elsewhere in this quarterly report. All of our subsequent written and oral forward-looking statements or statements that may be attributed to us are expressly qualified in their entirety by the cautionary statements referred to above and contained elsewhere in this quarterly report on Form 10-Q. You should carefully review the risk factors described in our other filings with the Securities and Exchange Commission from time to time, including the risk factors contained in our Form 10-K for the period ended December 31, 2005, and our reports on Form 10-K and 10-Q to be filed after this quarterly report, as well as our other reports and filings with the SEC.

Our forward-looking statements are based on information available to us today, and we will not update these statements. Our actual results may differ significantly from the results discussed in these statements.

Our Business Segments

Motient owns, operates and develops two-way wireless communications businesses. We are currently developing a satellite communications service via our 61% ownership of TerreStar Networks Inc., a development stage company in the process of building its first satellite. Motient's ownership of TerreStar is subject to the terms of a stockholders agreement with the other stockholders of TerreStar. TerreStar was formerly a subsidiary of another satellite communications company, called Mobile Satellite Ventures LP, or MSV, as it is commonly known. We own 49% of MSV, but do not have operating control of its business. We also provide our customers with two-way wireless data communication services via convenient and cost-effective access to wireless data networks, such as the Sprint and Cingular networks, and our own DataTac network.

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

During 2002, TerreStar entered into a contract with Space Systems/Loral, Inc. to purchase a satellite system, including certain ground infrastructure for use with the 2 GHz band. Principal construction of this satellite began in mid-2005. At the end of 2005, TerreStar entered into a letter of intent to execute, and in 2006, TerreStar executed a contract with Hughes Networks Systems, LLC for additional ground-based components of the system. The communications system being developed by TerreStar will ultimately include a main satellite, a spare satellite, ground-switching infrastructure, launch costs and insurance, among other things. The cost of the satellite system alone could exceed $550 million. In order to finance future payments, TerreStar will be required to obtain additional debt or equity financing, or may enter into various joint ventures to share the cost of development. There can be no assurance that such financing or joint venture opportunities will be available to TerreStar or available on terms acceptable to TerreStar, and Motient is under no obligation to provide such financing. The value of our investment in TerreStar could be negatively impacted if TerreStar cannot meet any such funding requirements.

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

In December 2004, we launched a new set of products and services designed to provide these integrated wireless data solutions to our customers over alternative, higher bandwidth-capable communications networks called iMotient Solutions. iMotient allows Motient's customers to use multiple networks, including our own DataTac network, plus the networks of Cingular (GPRS) and Sprint (1XRTT), via a single connection to Motient's back-office systems, providing a single alternative for application and software development, device management and billing across these multiple networks. Once connected to iMotient, customers receive our proprietary applications and services that reduce airtime usage, improve performance and reduce costs.

Mobile Satellite Ventures LP

MSV is a provider of mobile satellite-based communications services. MSV currently uses two satellites to provide service, which allow customers access to satellite-based wireless data, voice, fax and dispatch radio services almost anywhere in North and Central America and in various coastal waters.

MSV, together with Mobile Satellite Ventures (Canada) Inc., licensed by Industry Canada, is licensed to operate in the L-Band spectrum, which it has coordinated for use. MSV currently has coordinated approximately 30 MHz of L-band spectrum for use throughout the United States and Canada. The L-band spectrum is positioned within the range of frequencies used by terrestrial wireless providers in the United States and Canada. Like TerreStar, MSV is also developing an ATC- based next-generation integrated wireless network. MSV is headquartered in Reston, VA, with an office in Ottawa, ON, Canada.

MSV is structured as a limited partnership, of which Motient is one of the limited partners. Motient holds a proportionate ownership interest in the corporate general partner. Motient has certain rights to appoint directors to the sole general partner of the limited partnership, but does not have any direct or indirect operating control over MSV.

In 2006, MSV entered into a contract with Boeing Satellite Systems Inc. (Boeing) to construct a space-based network that consists of a space segment and ground segment. Under the terms of the contract, MSV will purchase up to three satellites with options for two additional satellites. Payments by MSV to Boeing under the contract could exceed $1 billion if the contract is not cancelled prior to completion by MSV.

On March 30, 2006, MSV completed the sale of $750 million aggregate principal amount at maturity of its 14% senior secured discount notes due 2013 for gross proceeds of approximately $436 million. MSV has stated that it intends to use the net proceeds from the sale of the notes for working capital and general corporate purposes including the construction of its next generation integrated network.

To the extent that MSV will need future cash to support its operations, Motient is under no contractual obligation to provide it, and the value of our investment in MSV could be negatively impacted if MSV cannot meet any such funding requirements.

Results of Operations

Due to our purchase of ownership interests in TerreStar on May 11, 2005 and our consequent 61% ownership of TerreStar, the operating results herein include the operating results of TerreStar from that date forward. We have identified the impact of TerreStar on our results of operations where material.

In the three months ended March 31, 2006, we experienced the loss of certain large customer contracts, such as UPS, and a general erosion in our customer base, primarily as a result of those customers' desire to utilize newer wireless technologies, such as GPRS or CDMA, which we cannot support on our DataTac network. A significant portion of our decline in revenue was due to a decline in our wireless internet segment, which was driven generally by the aforementioned desire to move to newer (voice-capable) technologies. As a result of this revenue decline, we have been required to take numerous actions to reduce our cost structure and change our operating strategy, including a reduction in our DataTac network coverage. During the first quarter of 2006, Motient started an initiative to further reduce its DataTac network within the Top 40 Metropolitan Statistical Areas (MSAs). This plan involves the decommissioning of DataTac network components and reduction of service coverage in previously served MSA's within the Top 40 MSA's. Given the similar coverage profiles of the Cingular and Sprint networks, the significantly increased bandwidth capabilities of these networks relative to the DataTac network, we determined that this plan best allowed us to match our network infrastructure costs with our revenue base, while continuing to meet the needs of as many of our customers as possible.

It is possible that these reductions in DataTac network coverage have also caused some of this revenue deterioration and we expect that our anticipated further requirements to reduce our DataTac network coverage in response to declining revenues may lead to a further deterioration in related revenues. In addition to this general network reduction, we also believe that several components of our cost structure are larger than required for our relative business size, and we believe that we can continue to reduce our cost structure in our continued efforts to improve our profitability. In an effort to counteract this revenue decline and market demand for newer wireless technologies, we developed a new set of products and services in early 2005 which we branded iMotient Solutions. These products and services extend our core competencies of providing mobile data solutions to the advanced wireless networks of Sprint and Cingular, without reliance on our DataTac network. We believe our iMotient Solutions suite of products and services will be our primary source of new revenue for 2006 and beyond, and we are focusing the majority of our development, sales and marketing on this area.

Subscriber Statistics

Our customer base can be generally divided into six broad categories, Wireless Internet, Field Services, Transportation, Telemetry, iMotient and Other. The services provided in all categories, except iMotient and iMotient related revenues in the Other category, are provided over our DataTac network. Wireless Internet primarily consists of customers using our network and applications to access certain internet functions like email. Devices and airtime used by transportation and shipping companies or by personnel in the field service industries (such as repair personnel) for dispatching, routing and other vital communications functions are known as Transportation and Field Service, respectively. Telemetry typically covers devices and airtime used to connect remote equipment, such as wireless point-of-sale terminals, with a central monitoring facility. iMotient consists of integrated wireless data solutions revenues through the resale of airtime on the Cingular and Sprint wireless networks. Other revenues may consist of sales commissions, consulting fees or other fees. An explanation of certain changes in revenue and subscribers is set forth below.

The table below summarizes the make up of our subscriber base. Wireless devices may be divided into two primary categories, billable and active. In prior financial reports, we presented another category referred to as registered devices. Registered devices represented devices that our customers had registered for use on our network. Certain numbers of these devices may be kept in inventory by our customers for future use and are not revenue producing. Customers would normally then move such inventory into a production status upon which it typically becomes billable and generates revenue. We have removed this device classification from our reports given the material decline in wireless devices on our DataTac network and our expectation that few, if any, of these devices will be activated in the future. We will, however, continue to provide statistics on billable and active units as these metrics are relevant to our revenue reporting. Billable units, while revenue producing, may not pass traffic and thus will not be counted as active. We count a device as active when it is removed from inventory by the customer and transmits greater than zero kilobytes of data traffic.

                                  As of March 31,

                          2006                      2005                         % Change
                          ----                      ----                         --------
                        Billable     Active      Billable     Active      Billable      Active
                        --------     ------      --------     ------      --------      ------
Wireless Internet        10,101       2,543       28,523      15,359         (65)%        (83)%
Field Services            1,701         108        6,723       3,211         (75)%        (97)%
Transportation           35,343      35,507       40,383      40,517         (12)%        (12)%
Telemetry                16,552       5,991       21,124      10,947         (22)%        (45)%
iMotient                  8,801       7,707          345           0       2,451%         N/m
All Other                    85          69          150          90         (43)%        (23)%
                         ------      ------       ------      ------       -----        -----
  Total                  72,583      51,925       97,248      70,124         (25)%        (26)%
                         ======      ======       ======      ======       =====        =====

Revenue

The table below sets forth, for the periods indicated, a year-over-year comparison of the key components of our revenue:

                                           Three Months Ended March 31,
                                    ----------------------------------------
Summary of Revenue                  2006        2005     Change     % Change
------------------                  ----        ----     ------     --------
(in millions)
Wireless Internet                   $0.8        $2.6     $(1.8)        (70)%
Field Services                       0.1         0.8      (0.7)        (87)
Transportation                       0.4         0.6      (0.2)        (33)
Telemetry                            0.3         0.4      (0.1)        (25)
iMotient                             0.3         0.0       0.3         N/m
All Other                            0.1         0.1         0        (100)
                                    ----        ----     -----        ----
   Service Revenue                  $2.0        $4.5     $(2.5)        (55)%
   Equipment Revenue                 0.0         0.5      (0.5)       (100)
                                    ----        ----      ----        ----
        Total                       $2.0        $5.0     $(3.0)        (60)%
                                    ====        ====     =====        ====

The decrease in service revenue in the three months ended March 31, 2006 as compared to the same period in 2005 was primarily the result of a material decrease in wireless internet revenue, including revenue from Skytel, RIM and Lucent and the loss of several large accounts, most notably IBM in the field service segment. We anticipate that our wireless internet revenue will continue to decline in 2006 as a result of the continued decrease in our wireless internet customer base. As we continue to reduce our DataTac network coverage, we expect revenue in our other categories that utilize this network will also decline in 2006. We expect our iMotient Solutions revenue to increase in 2006 as we focus our sales and development efforts on this category. By category , we note:

DataTac:

     o Wireless Internet: The revenue decline in the wireless internet sector during this period was driven almost exclusively by the migration of our wireless internet customers to newer technologies and newer wireless internet products (for example, RIM wireless email devices that incorporate a wireless telephone, which cannot be used on our network). We anticipate that our wireless internet revenue will continue to decline in 2006 for similar reasons. In addition, our recent and anticipated future changes to our DataTac network may have been or may be a proponent to this revenue decline over the last year or in the future. We do not offer wireless internet services under our iMotient platform.

     o Field Service: The decrease in field service revenue was primarily the result of the termination of several customer contracts, including IBM, as well as the general reduction of units and/or rates across the remainder of our field service customer base. In addition, our recent and anticipated future changes to our DataTac network may have been or may be a proponent to this revenue decline over the last year or in the future. Motient believes, however, that customers in this category may potentially present new opportunities to generate new revenues with our iMotient Solutions(TM) products and services.

     o Transportation: The decrease in revenue from the transportation sector was partially the result of UPS continuing to remove units from our network. UPS represented $0.1 million of revenue for the three months ended March 31, 2006, as compared to $0.2 million of revenue for the three months ended March 31, 2005. Other customers accounting for the decrease in revenues include Avis, Roadnet and Telecommunications Systems, offset by increased revenue from Geologic Solutions. Our recent and anticipated future changes to our DataTac network may have been or may be a proponent to this revenue decline over the last year or in the future. Motient believes, however, that this category will potentially present new opportunities to generate new revenues with our iMotient Solutions(TM) products and services.

     o Telemetry: We experienced revenue declines for the first quarter of 2006 in certain telemetry customer accounts, including Metersmart, Progress Energy Transaction Network Services, Inc. and Securitylink as well as the loss of other customers including Norcom, MIST and Alabama Power. Our recent and anticipated future changes to our DataTac network may have been or may be a proponent to this revenue decline over the last year or in the future. Motient believes, however, that this category will potentially present new opportunities to generate new revenues with our iMotient Solutions(TM) products and services.

iMotient:

     o iMotient: We activated our first customer units and generated our initial revenue from the iMotient platform in February of 2005. We have signed up 15 application, integration and distribution partners and 15 device manufacturer partners. All of these partners will assist us in generating future revenue from these products and services. As of March 31, 2006, we had 51 customers with a total of 8,801 billable units on the network. We expect iMotient revenues to increase over the course of 2006.

For the three months ended March 31, 2006, two customers, Geologic Solutions and SkyTel , accounted for approximately 24% and 14%, respectively, of Motient's service revenue and no other single customer accounted for more than 10% of our service revenue. As of March 31, 2006, two customers, Geologic Solutions and ADT/Security Link accounted for approximately 17% and 11%, respectively, of our net accounts receivable and no other single customer accounted for more than 10% of our net accounts receivable. For the three months ended March 31, 2005, four customers accounted for approximately 49% of the Company's service revenue, with one customer, SkyTel Communications, Inc. ("SkyTel"), accounting for more than 24%. No other single customer accounted for more than 10% of our service revenue. As of March 31, 2005, one customer, RIM, accounted for more than 20% of our net accounts receivable. No other single customer accounted for more than 10% of our net accounts receivable. The revenue attributable to such customers varies with the level of network airtime usage consumed by such customers, and none of the service contracts with such customers requires that the customers use any specified quantity of network airtime, nor do such contracts specify any minimum level of revenue. There can be no assurance that the revenue generated from these customers will continue in future periods.

Expenses

The table below summarizes, for the periods indicated, a period-over-period comparison of the key components of our operating expenses. Please note that 2006 includes expenses related to TerreStar which were not consolidated in the first quarter of 2005.

                                             Three Months Ended March 31,
                                    --------------------------------------------
Summary of Expenses                 2006(1)      2005 (2)    Change    % Change
-------------------                 -------      --------    ------    --------
(in millions)
Cost of Service and Operations      $ 4.7        $ 7.5       $(2.8)      (37)%
Cost of Equipment Sales               0.0          0.5        (0.5)     (100)%
Sales and Advertising                 0.3          0.4        (0.1)      (25)%
Research & Development                0.5          0.0         0.5        --
General and Administration           10.4         14.3        (3.9)      (27)%
Operational Restructuring Costs       0.0          0.1        (0.1)     (100)%
Depreciation and Amortization         2.9          3.7        (0.8)      (22)%
Loss on Disposal of Assets            0.1          0.0         0.1        --
                                    -----        -----       -----        --
       Total Costs and Expenses     $18.9        $26.5       $(7.6)      (29)%
                                    =====        =====       =====

     (1) Includes non-cash stock-based compensation expense of $3.7 million across various captions..
     (2) Includes non-cash stock-based compensation expense of $11.6 million across various captions.


Cost of Service and Operations: Cost of service and operations includes costs to support subscribers, such as network telecommunications charges and site rent for network facilities, network operations employee salary and related costs, network and hardware and software maintenance charges, among other things, on our DataTac network and iMotient platforms. Our aggregate expenses in this area decreased $2.8 million, including a $0.6 million decrease in non-cash stock-based compensation expense. Given our ongoing cost-reduction efforts, we expect these costs will continue to decrease in 2006. The extent of the decrease will depend both upon our ability to successfully manage our cost-reduction efforts as well as the necessity for these expenditures in the future if our revenue continues to decline. The decrease in 2006 is primarily due to:

     o lower employee salary and related costs of $0.3 million for the three months March 31, 2006 as compared to the same period in 2005 due to workforce reductions implemented in March 2005.

     o the decrease in licensing fees paid primarily to RIM for licensing Blackberry as a result of the decline of wireless internet units and revenues, of approximately $0.4 million from 2005 to 2006.

     o lower site lease costs of approximately $1.4 million from 2005 to 2006, and lower telecommunications costs of approximately $0.6 million from 2005 to 2006, for base station locations as a result of the removal of base stations as part of our efforts to remove base stations under our network rationalization efforts initiated in the second quarter of 2005. As we continue to remove base stations from the network, we anticipate that these costs will continue to decrease.

     o lower compensation expenses associated with stock options issued to employees of $0.6 million for 2006.

     These decreases were partially offset by:

     o an increase in base station deconstruction costs of approximately $0.5 million as a result of the removal of base stations under our network rationalization efforts initiated in the first quarter of 2006.

Costs of Service and Operations does not include any expenses for TerreStar, as TerreStar currently has no revenue-producing operations.

Cost of Equipment and Sales: The decrease in cost of equipment was the result of the elimination of sales of devices on our DataTac network. Cost of equipment and sales does not include any expenses for TerreStar.

Sales and Advertising: The decrease in sales and advertising expenses for the three months ended March 31, 2006 was primarily attributable to lower employee related costs of approximately $0.1 million. We anticipate that sales and advertising costs will increase in the future in conjunction with our increasing efforts to sell and promote our iMotient Solutions (TM) platform. Sales and advertising expenses as a percentage of total revenue totaled approximately 15% for 2006, compared to 8% for 2005. Sales and advertising expense does not include any expenses for TerreStar.

Research and Development: Research and development consists of approximately $0.5 million of research and development costs from TerreStar. For the three months ended March 31, 2006. We expect these costs from TerreStar to increase in the future as development efforts on its satellite and terrestrial systems accelerate.

General and Administrative: Our aggregate expenses, including TerreStar expense, in this area decreased $3.9 million or 27%, including a decrease of non-cash stock-based compensation expense of $7.2 million.. The change in general and administrative expenses was primarily attributable to:

     o a decrease in consulting and advisory fees of $9.6 million for 2006 from $10.5 million for the three months ended March 31, 2005 to $0.9 million for the same period in 2006 due to lower corporate finance and mergers and acquisitions activity.

     o An increase due to TerreStar expenses of $5.4 million in 2006, as compared to $0.0 in 2005 includes $0.8 million in salary and related costs, $1.9 million in stock compensation expense for stock options issued to employees, $1.6 million for consulting, $0.9 million for legal and regulatory fees and $0.2 million for other expenses.


We anticipate certain general and administrative costs will decline in the future in conjunction with our overall cost-cutting efforts. As we expand our efforts on TerreStar, however, related general and administrative expenses are anticipated to increase.

Depreciation And Amortization: Including TerreStar expenses of $1.3 million during the 2006 quarter - which include the amortization of its intangible assets, depreciation and amortization expense decreased $0.8 million for 2006 primarily due to TerreStar's expenses being more than offset by the impact of our June 2005 network rationalization for which we accelerated the depreciation of certain base station equipment. Our core business depreciation expense also declined as a result of our decline in asset value related to network reduction efforts in 2005 and our December 2005 disposal and impairment of our 800 MHz licenses as part of our review of our intangible assets.

Loss On Disposal Of Assets: We recorded a loss on disposal of assets of $0.1 million for the three months ended March 31, 2006. Due to the material decline in our network traffic, certain of our computer switching equipment was no longer operating at or near capacity and in order to reduce costs, certain equipment was removed from service.

Other Expenses & Income

                                                 Three Months    Three Months
                                                    Ended           Ended
                                                  March 31,       March 31,
                                                     2006            2005
                                                 ------------    ------------
Other Income/Expense
--------------------
(in thousands)
Interest and other Income                          $ 2,663         $    80
Equity in Losses of Mobile Satellite Ventures       (8,193)         (9,767)
Minority interests in losses of TerreStar          $ 2,328         $    --

Interest and Other Income: Interest and other income increased for the three months ended March 31, 2006, as compared to the same period for 2005, due to increased cash balances from the proceeds of our financing transactions.

Equity in Losses of Mobile Satellite Ventures: Our ownership in MSV increased from approximately 39% to approximately 47% in November 2004 as a result of our $125 million investment and note cancellation and then to approximately 49% on February 9, 2005 as a result of an exchange of Motient common stock valued at $371 million for additional interests in MSV. Pursuant to the February 2005 transaction, Motient's investment in MSV included a significant fair value adjustment regarding MSV's intangible assets. As such, the recorded equity in MSV's losses for the quarter ended March 31, 2006 and 2005 include Motient's applicable percentage of MSV's net losses plus $1.7 million and $0.9 million, respectively, of amortization of this fair value adjustment. MSV had revenues, operating expense and net losses of $8.1 million, $23.1 million and 13.4 million, respectively for the 2006 quarter and $7.2 million, $19.6 million and $19.9 million, respectively, for the 2005 quarter. We anticipate that our equity in losses of MSV will increase in 2006 as MSV's expenditures on its next generation network will increase, coupled with a small expected decrease in the revenues from its current customer base.

Minority Interest in TerreStar: For the three months ended March 31, 2006, the Company recorded an approximately $5.9 million net loss for TerreStar. The $2.3 million minority interest in TerreStar represents the approximately 39% of TerreStar that is not owned by the Company.

Liquidity And Capital Resources

The Company's future financial performance will depend on the successful implementation of its business plan. As of March 31, 2006, the Company had $149 million of unrestricted cash on hand, of which approximately $67 million was held at Motient and $82 million was held at TerreStar. In 2006, Motient anticipates completing its previously announced rights offering for proceeds of approximately $21.4 million.

TerreStar's business plan will require substantial funds to finance the anticipated operating and capital expenditures of TerreStar. TerreStar currently has remaining contractual commitments in 2006 for its satellite system and part of its planned ground segment totaling approximately $107 million, excluding anticipated additional contractual cost if TerreStar elects the option for its second satellite in 2006. These contractual commitments exclude TerreStar's operating requirements for 2006. In the case of each of TerreStar's contractual commitment, TerreStar has the ability to terminate its financial obligation with 30 days notice and its liability would be limited to monies expended to date of termination. However, if the progress of the satellite system or ground segment system is curtailed by this termination, it could materially impede TerreStar's ability to complete its satellite and ATC network in a timely fashion and thereby prevent TerreStar from timely generating revenues at the levels anticipated.

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

On March 30, 2006, MSV completed the sale of $750 million aggregate principal amount at maturity of its 14% senior secured discount notes due 2013 for gross proceeds of approximately $436 million. MSV has stated that it intends to use the net proceeds from the sale of the notes for working capital and general corporate purposes including the construction of its next generation integrated network. To the extent that MSV will need future cash to support its operations, Motient is under no contractual obligation to provide it, and the value of our investment in MSV could be negatively impacted if MSV cannot meet any such funding requirements.

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

Summary Of Cash Flows For The Three Months Ended March 31, (in thousands):

                                                             2006         2005
                                                             ----         ----

Net cash flows used in Operating Activities:             $  (8,467)   $  (5,924)
Net cash flows used in Investing Activities:               (23,367)         (10)
Cash flows from Financing Activities:
      Proceeds from the issuance of equity securities           90           34
      Stock issuance costs and other charges                    --           (9)
      Proceeds from the exercise of employee stock options      21        1,064
Net cash provided by financing activities                      111        1,089
Net decrease in cash and cash equivalents                  (31,723)      (4,845)
Cash and Cash Equivalents, beginning of period             180,774       16,945
Cash and Cash Equivalents, end of period                 $ 149,051    $  12,100

Operating Activities:

Cash used in operating activities increased $2.5 million over the first quarter of 2005 despite a decrease in our net loss of $11.1 million. The increase in cash used in operations was primarily a result of significant decreases in non-cash items. Decreases in non-cash items for the three months ended March 31, 2006 as compared to the same period for 2005 include a decrease in depreciation and amortization of $0.7 million, lower equity in MSV losses of $1.6 million and lower non-cash stock compensation of $7.9 million. The minority interest in TerreStar losses of $2.3 million also contributed to the non-cash items offset of our lower net loss.

Changes in assets and liabilities during the three months ended March 31, 2006 resulted in operating cash used of approximately $1.0 million as compared to operating cash provided of $0.2 million for the same period in 2005. The $1.2 million 2006 increase in cash used is primarily due to a $0.8 million decrease in accounts payable and accrued expenses as opposed to no change in 2005. This decrease is a result of lower 2006 expenses and reduced accruals.

Investing Activities:

Net cash used in investing activities for the three months ended March 31, 2006 was $23.4 million as compared to minimal cash used for the same period in 2005. The 2006 cash usage was attributable to payments released to Loral of approximately $79 million related to the satellite construction contract for TerreStar and other additions to property, plant and equipment and capital equipment purchases of approximately $0.1 million, offset by the release of $55.6 million of restricted cash under the Loral contract due to paying all outstanding amounts due as of January 31, 2006.

Financing Activities:

Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2006 as compared to $1.1 million for the three months ended March 31, 2005. The $1.0 million decrease in cash provided by financing activities in 2006 over 2005 was the result of a decrease in proceeds from the exercise of employee stock options.

We believe that our funds available at March 31, 2006, together with our planned rights offering and the proceeds from the exercise of warrants and options, will be adequate to satisfy our current and planned operations for at least the next 12 months. However, to the extent that we require additional liquidity to fund our operations (including, but not limited to, construction costs of TerreStar's communications network), we may undertake additional debt or equity financings.

Outstanding Obligations

As of March 31, 2006, Motient had no outstanding debt or preferred stock obligations other than obligations with respect to the repayment of its Series A and B Preferred Stock. If not converted or repaid, the entire preferred stock amount of $408.5 million will be due on April 15, 2010. The first two years' dividend payments for approximately $43 million were placed in escrow and, as of March 31, 2006, the unpaid portion of approximately $32 million is represented by restricted cash, which will be paid out at a rate of approximately $10.7 million on April and October 15, 2006 and April 15, 2007. Dividend payments after these first two years will be due bi-annually in April and October, payable in cash (at a 5.25% annual interest rate) or in common stock (at a 6.25% annual interest rate).

Contractual Cash Obligations

As of March 31, 2006, we had the following outstanding cash contractual operating commitments in addition to the preferred stock commitments described above:

                                                                                    More than 5
                                        Total     <1 Year   1-3 Years   3-5 Years     Years
                                        -----     -------   ---------   ---------     -----
(in thousands)
TerreStar Satellite (1)               $147,602    122,532     25,070   $     --      $  --
Operating leases (2)                  $ 13,461      5,229      6,020      2,212         --
                                      --------   --------   --------   --------      -----
Total Contractual Cash Obligations    $161,063   $127,761   $ 31,090   $  2,212      $  --
                                      --------   --------   --------   --------      -----

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

Other

On August 16, 2005, Highland Equity Focus Fund, L.P., Highland Crusader Offshore Partners, L.P., Highland Capital Management Services, Inc., and Highland Capital Management, L.P., affiliates of James Dondero, a former director of Motient, filed a lawsuit in Dallas County, Texas against Motient. The Plaintiffs purchased 90,000 shares of Series A Preferred for $90 million in the private placement in April of 2005. Their lawsuit sought rescission of their purchase of Series A Preferred, and unspecified damages, on the ground that the absence of voting rights was material to purchasers of the Series A Preferred including the Plaintiffs. On October 17, 2005, the plaintiffs amended their petition, removing the allegation that the lack of voting rights was material and asserting instead that the Series A Preferred was void because of a conflict between the Certificate of Designations therefore and Motient's certificate of incorporation. Motient believes that this claim is without merit and intends to vigorously defend this lawsuit.

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

Deferred Taxes

We have generated significant net operating losses for tax purposes as of March 31, 2006. We have had our ability to utilize these losses limited on two occasions as a result of transactions that caused a change of control in accordance with the Internal Revenue Service Code Section 382. Additionally, since we have not yet generated taxable income, we believe that our ability to use any remaining net operating losses has been greatly reduced; therefore, we have provided a full valuation allowance for any benefit that would have been available as a result of our net operating losses. See Note 2, "Significant Accounting Policies - Income Taxes", of notes to the consolidated financial statements for further details.

Revenue Recognition

The Company generates revenue almost exclusively through airtime service agreements and in minor amounts, consulting services and equipment sales and services. Revenue is recognized as follows:

Airtime Service Agreements: Revenues from the Company's wireless services are recognized when the services are performed, evidence of an arrangement exists, the fee is fixed and determinable and collectability is probable. The Company defers and amortizes any revenue and costs associated with activation of a subscriber over an estimated customer life of two years.

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

Other Intangible Assets

Upon the initial consolidation of TerreStar on May 11, 2005, the assets and liabilities of TerreStar were recorded on the Company's Consolidated Balance Sheet based upon their fair values at such date. TerreStar's results of operations have been included in the Company's Consolidated Statements of Operations since that date.

Approximately $78 million was allocated to intangible assets that include the rights to receive licenses in the 2 GHz band and other intangibles. These intangible assets are being amortized over an average life of 15 years. There was no excess purchase price over the estimated fair values of the underlying assets and liabilities consolidated into Motient. In certain circumstances, the allocation of the purchase price is based upon preliminary estimates and assumptions. Accordingly, the allocations are subject to revision when the Company receives final information and other analyses. Revisions to the fair values, which may be significant, will be recorded by the Company as further adjustments to the purchase price allocations.

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

The Company will test for impairment of its intangible assets by reviewing all of the assumptions and estimates utilized relative to the valuation methodologies discussed above. To the extent that it determines these assumptions and estimates are no longer accurate, either because actual results have materially differed from the assumptions and estimates, or because changing circumstances have caused the Company to reevaluate these assumptions and estimates for future periods, the Company will, as necessary, record impairment charges to reduces these intangible assets down to their revised estimated values and/or adjust the remaining amortization periods.

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

As previously disclosed in the Company's annual Report on Form 10-K for the year ended December 31, 2005, the Company determined that, as of the end of December 2005, there were material weaknesses affecting aspects of its internal control over financial reporting and, as a result of those weaknesses, the Company's disclosure controls and procedures were not effective. As described below, the Company believes it has taken the measures necessary to remediate those material weaknesses, but cannot be certain until our testing of those remediation efforts are complete. Consequently, based on the evaluation described above, the Company's management, including its principal executive officer and principal financial officer, have concluded that, as of the end of the first quarter of 2006, the Company's disclosure controls and procedures were not effective.

Material Weakness

The following material weakness was identified and included in management's assessment of the Company's internal control over financial reporting reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2005:

Management has identified a lack of sufficient oversight and review involved in the quarterly and year-end financial reporting process. In addition, management identified a lack of resources to ensure complete application of generally accepted accounting principles as it relates to non-routine transactions. Specifically in 2005, we consummated two merger and acquisition transactions related to two separate entities that we have a material investment in (MSV) or acquired a controlling interest in (TerreStar). This deficiency in the design and implementation of the Company's internal control over financial reporting resulted in a misstatement to the financial statements for the quarterly reporting periods in 2005. The Company filed amended Form 10-Q's for all 2005 quarters in March 2006 to reflect the adjustments for these restatements and the information presented in this report for the quarter ended March 31, 2005 is that restated information. The quarterly statements provided herein reflect the adjustments for these restatements. No additional restatements related to this deficiency were required.

Actions Taken to Correct Material Weakness

We have taken the following actions to remediate the above identified material weakness:

We have recently engaged the consulting services of a new independent public accounting firm to review and support our quarterly and annual accounting and reporting functions. We have also selected new consultants to assist in our Sarbanes-Oxley Section 404 reporting requirements. We have extended our subscription to a GAAP and SEC compliance information service and are increasing the participation of financial management personnel in continuing education courses, requiring such personnel to attend a minimum of two courses per year. Given our resulting material weakness despite adding additional resources in 2005, we intend to continually evaluate the need for additional resources to support our evaluation of complex transactions as discussed above for 2006 and beyond. We will also dedicate additional substantial review at the point of each complex transaction to review all appropriate accounting requirements. We believe that the control deficiency involving lack of sufficient oversight and review of the processes involved in the financial reporting process as it relates to complex, unique and sophisticated transactions will be remedied with the addition of these additional resources. We have discussed our corrective actions and future plans with our Audit Committee, which has approved them, and with our independent registered public accounting firm.

The Company believes that the corrective action described above will remediate the internal control deficiencies identified in this report, but the Company and the Audit Committee will continue to monitor the effectiveness of these actions and will make any other changes or take such other actions as management determines to be appropriate.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

Please see the discussion regarding Legal Proceedings contained in Note 7 ("Legal and Regulatory Matters") of notes to consolidated financial statements, which is incorporated by reference herein.

Item 1A.  Risk Factors

In addition to the challenge of growing revenue as described above, our future operating results could be adversely affected by a number of uncertainties and factors, including:

     o We Have Undergone Significant Organizational Restructuring And We Face Substantial Operational Challenges In Our Terrestrial Wireless Business.
     o We Are Not Cash Flow Positive, And We Will Need Additional Liquidity To Fund Our Operations And Fully Fund All Of The Necessary TerreStar Capital Expenditures.
     o    We Will Continue To Incur Significant Losses.
     o We May Not Be Able To Realize Value From Our Investment In TerreStar Or MSV Due To Risks Associated With Their Next-Generation Business Plans.
     o    We May Not Be Able To Effectively Execute TerreStar's Business Plan.
     o Funding Requirements For TerreStar May Jeopardize Our Investment In, And Control Over, TerreStar.
     o We Could Lose Market Share And Revenues As A Result Of Increasing Competition From Companies In The Wireless Communications Industry That Have Greater Resources, Name Recognition And Newer Technologies.
     o We Generate A Large Part Of Our Revenues And Cash Flows From A Small Number Of Customers On Our DataTac Network, And The Loss Of One Or More Key Customers Could Result In A Significant Reduction In Revenues And Cash Flows.
     o The Value Of Our Intangible Assets In Our Financial Statements Is Based On Assumptions And Estimates, Which May Not Be Correct.
     o We May Not Be Able To Develop, Acquire And Maintain Proprietary Information And Intellectual Property Rights, Which Could Limit The Growth Of Our Business And Reduce Our Market Share.
     o Government Regulation May Increase Our Cost Of Providing Services, Slow Our Expansion Into New Markets, Subject Our Services To Additional Competitive Pressures And Affect The Value Of Our Common Stock.
     o We Do Not Expect To Pay Any Dividends On Our Common Stock For The Foreseeable Future.
     o Future Sales Of Our Common Stock Could Adversely Affect Its Price And/Or Our Ability To Raise Capital.
     o We May Have To Take Actions That Are Disruptive To Its Business To Avoid Registration Under The Investment Company Act Of 1940.
     o Failure To Achieve And Maintain Effective Internal Control Over Financial Reporting In Accordance With Rules Of The Securities And Exchange Commission Promulgated Under Section 404 Of The Sarbanes-Oxley Act Could Harm Our Business And Operating Results And/Or Result In A Loss Of Investor Confidence In Our Financial Reports, Which Could In Turn Have A Material Adverse Effect On Our Business And Stock Price.

     o The Consummation and Potential Impact of the Proposed Consolidation of MSV and TerreStar by Motient is Uncertain.
     o Ongoing Litigation Could Negatively Impact Our Value and Our Ability to Successfully Implement Our Business Plan.

For a more complete description of the above factors, please see the section entitled "Risk Factors" in Motient's recently filed Annual Report on Form 10-K for its year ended December 31, 2005. The Company's risk factors have not changed substantially from those described therein.

Item 6.           Exhibits

The Exhibit Index filed herewith is incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MOTIENT CORPORATION
                                      (Registrant)


May 15, 2006                          /s/Christopher W. Downie
                                      ------------------------
                                      Christopher W. Downie
                                      Executive Vice President,
                                      Chief Operating Officer and Treasurer
                                      (principal executive officer and
                                      duly authorized officer to sign
                                      on behalf of the registrant)

                                  EXHIBIT INDEX

   Number           Description

   10.42*     -     Employment Agreement, dated November 21, 2005, by and
                    between Motient Corporation and Christopher Downie
                    (incorporated by reference to the Company's Annual Report on Form 10-K, exhibit 10.42)

   10.43*     -     Amended and Restated Employment Agreement, dated March 8,
                    2006, by and between Motient Corporation and Christopher
                    Downie (incorporated by reference to the Company's Annual
                    Report on Form 10-K, exhibit 10.43)

   10.44*     -     Employment Agreement, dated November 21, 2005, by and
                    between Motient Corporation and Myrna Newman (incorporated by reference to the Company's Annual Report on Form 10-K, exhibit 10.44)

   10.45*     -     Amended and Restated Employment Agreement, dated March 8,
                    2006, by and between Motient Corporation and Myrna Newman
                    (incorporated by reference to the Company's Annual Report on Form 10-K, exhibit 10.45)

   10.46*     -     Employment Agreement, dated November 21, 2005, by and
                    between Motient Corporation and Robert Macklin (incorporated by reference to the Company's Annual Report on Form 10-K, exhibit 10.46)

   10.47*     -     Amended and Restated Employment Agreement, dated March 8,
                    2006, by and between Motient Corporation and Robert Macklin
                    (incorporated by reference to the Company's Annual Report on Form 10-K, exhibit 10.47)

   10.48      -     Exchange Agreement dated May 6, 2006 by and among
                    Registrant, Motient Ventures Holding Inc. and
                    SkyTerra Communications, Inc. (incorporated by reference to Exhibit 99.1 of the current report on Form 8-K initially filed on May 11, 2006).

   10.49      -     Form of Exchange Agreement dated May 6. 2006 by and among
                    Registrant, MVH Holdings, Inc., SkyTerra Communications,
                    Inc., and certain corporations affiliated with Registrant, Columbia Capital and Spectrum Equity Investors (incorporated by reference to Exhibit 99.2 of the current report on Form
                    8-K initially filed on May 11, 2006).

   10.50      -     Registration Rights Agreement dated May 6, 2006 by and among
                    Registrant, SkyTerra Communications, Inc., each of the
                    Blocker Corporations and each of the stockholders of the Blocker Corporation (incorporated by reference to Exhibit
                    99.3 of the current report on Form 8-K initially filed on May 11, 2006).

   10.51      -     Form of Exchange Agreement dated May 6. 2006 by and among
                    Registrant and certain funds affiliated with Columbia
                    Capital and Spectrum Equity Investors (incorporated by reference to Exhibit 99.4 of the current report on Form 8-K initially filed on May 11, 2006).

   10.52      -     Registration Rights Agreement dated May 6. 2006 by and among
                    Registrant and certain funds affiliated with Columbia
                    Capital and Spectrum Equity Investors (incorporated by reference to Exhibit 99.5 of the current report on Form 8-K initially filed on May 11, 2006).

   10.53      -     Amendment No. 2 to TerreStar Networks, Inc. Stockholders'
                    Agreement (incorporated by reference to Exhibit 99.6 of the current report on Form 8-K initially filed on May 11, 2006).

   10.54      -     TerreStar Networks Inc. Amended and Restated Stockholders'
                    Agreement (incorporated by reference to Exhibit 99.7 of the current report on Form 8-K initially filed on May 11, 2006).

   10.55      -     Amendment No. 1 to Amended and Restated Stockholders'
                    Agreement of Mobile Satellite Ventures GP Inc. (incorporated by reference to Exhibit 99.8 of the current report on Form
                    8-K initially filed on May 11, 2006).

   31.1       -     Certification Pursuant to Rule 13a-14(a)/15d-14(a),
                    of the Executive Vice President, Chief Operating
                    Officer and Treasurer (principal executive officer).

   31.2       -     Certification Pursuant to Rule 13a-14(a)/15d-14(a), of the
                    Controller and Chief Accounting Officer (principal financial officer)

   32         -     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
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