Form 10-Q
period 2006-06-30
MOTIENT CORP
filed 2006-08-09
CIK 913665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

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

Number of shares of common stock outstanding at August 1, 2006: 63,215,692

                               MOTIENT CORPORATION
                                    FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 2006

                                TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         ----
                                     PART I
                              FINANCIAL INFORMATION
Item 1.  Financial Statements

     Consolidated Statements of Operations for the Three and Six Months Ended
     June 30, 2006 and 2005                                                               3

     Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005                4

     Consolidated Statements of Cash Flows for the Six Months Ended June 30,
     2006 and 2005                                                                        5

     Notes to Consolidated Financial Statements                                           6


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations                                                                       23

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                       36

Item 4.  Controls and Procedures                                                          36


                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings                                                                38

Item 1A. Risk Factors                                                                     38

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                      56

Item 4.  Submission of Matters to a Vote of Security Holders                              57

Item 6.  Exhibits                                                                         61

PART I- FINANCIAL INFORMATION
-----------------------------

                         Item 1.  Financial Statements

                      Motient Corporation and Subsidiaries
                      Consolidated Statements of Operations
                      (in thousands, except per share data)

                                                                 Three Months     Three Months     Six Months       Six Months
                                                                Ended June 30,   Ended June 30,   Ended June 30,   Ended June 30,
                                                                     2006             2005             2006             2005
                                                                     ----             ----             ----             ----
                                                                 (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
REVENUES
   Services and related revenue                                     $     --         $     --         $     --         $     --
   Sales of equipment                                                     --               --               --               --
                                                                    --------         --------         --------         --------
      Total revenues                                                      --               --               --               --
                                                                    --------         --------         --------         --------
COSTS AND EXPENSES
   Cost of services and operations                                        --               --               --               --
   Cost of equipment sold                                                 --               --               --               --
   Sales and advertising                                                  --               --               --               --
   General and administrative (including expense to
   MSV, a related party, of $147 and $283 for the
   three months ended June 30, 2006 and 2005,
   respectively and $313 and $283 for the six months
   ended June 30, 2006 and 2005, respectively)                        21,825            2,961           31,210           15,851
   Research and development (including expense to MSV,
   a related party, of $265 and $351 for the three
   months ended June 30, 2006 and June 30, 2005,
   respectively and $717 and $351 for the six months
   ended June 30, 2006 and 2005, respectively)                           265              351              717              351
   Depreciation and amortization (excluded from above
   captions)                                                           1,254              762            2,640              801
   (Gain)/Loss on asset disposals                                         --               --               --               --
                                                                    --------         --------         --------         --------
       Total Costs and expenses                                       23,344            4,074           34,567           17,003
                                                                    --------         --------         --------         --------
       Loss from continuing operations                               (23,344)          (4,074)         (34,567)         (17,003)

   Interest and other income                                           2,079            2,115            4,416            2,195
   Equity in loss of MSV                                              (9,187)          (4,954)         (17,380)         (14,721)
   Minority interests in losses of TerreStar                           4,756              404            7,084              404
                                                                    --------         --------         --------         --------

       Net loss from continuing operations                           (25,696)          (6,509)         (40,447)         (29,125)

   Loss from discontinued operations                                 (16,379)         (13,780)         (21,683)         (22,303)
                                                                    --------         --------         --------         --------
   Net loss                                                          (42,075)         (20,289)         (62,130)         (51,428)

   Less:
   Dividends on Series A and Series B Cumulative
     Convertible Preferred Stock                                      (5,885)          (4,875)         (11,693)          (4,875)
   Accretion of issuance costs associated with Series
     A and Series B Cumulative Convertible Preferred
     Stock                                                              (998)            (614)          (1,974)            (614)
                                                                    --------         --------         --------         --------
  Net loss available to Common Stockholders                         $(48,958)        $(25,778)        $(75,797)        $(56,917)
                                                                    ========         ========         ========         ========
  Basic and Diluted Loss Per Share - Continuing
   Operations:                                                      $  (0.51)        $  (0.19)        $  (0.86)        $  (0.56)

  Basic and Diluted Loss Per Share - Discontinued
   Operations                                                       $  (0.26)        $  (0.21)        $  (0.34)        $  (0.36)

  Basic and Diluted Loss Per Share                                  $  (0.77)        $  (0.40)        $  (1.20)        $  (0.92)

  Weighted-Average Common Shares Outstanding - basic
   and diluted                                                        63,174           63,762           63,168           61,683
                                                                    ========         ========         ========         ========
  Non-cash stock-based compensation included above is as follows:
    Cost of services and operations                                 $     --         $     --         $     --         $     --
    Sales and advertising                                                 --               --               --               --
    General and administrative                                        11,350              (55)          14,441           10,204
    Discontinued operations                                              991             (215)           1,622            1,095
                                                                    --------         --------         --------         --------
       Total non-cash stock-based compensation                      $ 12,341         $   (270)        $ 16,063         $ 11,299
                                                                    ========         ========         ========         ========

The accompanying notes are an integral part of these consolidated financial statements.

                      Motient Corporation and Subsidiaries
                           Consolidated Balance Sheets
                 (in thousands, except share and per share data)

                                                                            June 30, 2006      December31, 2005
                                                                            -------------      ----------------
                                                                             (Unaudited)           (Audited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                  $  84,478           $ 179,524
   Cash committed for satellite construction costs due by
   December 31, 2006                                                             37,841              77,946
   Restricted cash for Series A and Series B Cumulative Convertible
   Preferred Stock dividends                                                     21,446              24,905
   Accounts receivable-trade                                                         --                  --
   Deferred Issuance costs associated with Series A and Series B
   Cumulative Convertible Preferred Stock                                         4,139               4,029
   Assets held for sale                                                             628                 261
   Deferred equipment costs                                                          --                  --
   Other current assets                                                           2,393               2,025
   Net current assets of discontinued operations                                     --               1,888
                                                                              ---------           ---------
      Total current assets                                                      150,925             290,578

RESTRICTED INVESTMENTS                                                               78                  76
PROPERTY AND EQUIPMENT, net                                                     156,287              70,986
INTANGIBLE ASSETS, net                                                           72,599              75,218
INVESTMENT IN MSV                                                               478,828             496,208
RESTRICTED CASH FOR SERIES A AND SERIES B CUMULATIVE CONVERTIBLE
PREFERRED STOCK DIVIDENDS                                                            --               7,264
DEFERRED ISSUANCE COSTS ASSOCIATED WITH SERIES A AND SERIES B CUMULATIVE
CONVERTIBLE PREFERRED STOCK                                                      12,863              14,947
DEFERRED CHARGES AND OTHER ASSETS                                                    --                  --
NET NONCURRENT ASSETS OF DISCONTINUED OPERATIONS                                     --              10,546
                                                                              ---------           ---------
      Total assets                                                            $ 871,580           $ 965,823
                                                                              =========           =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses (including amounts due to MSV, a
   related party, of $225 at June 30, 2006 and $699 December 31, 2005)        $   6,163           $   8,105
   Accounts payable to Loral for satellite construction contract                 36,275              59,771
   Deferred equipment revenue                                                        --                  --
   Deferred revenue and other current liabilities                                    65                  72
   Retained liabilities of discontinued operations                                3,375                  --
   Series A and Series B Cumulative Convertible Preferred Stock dividends
   payable                                                                        6,964               5,994
                                                                              ---------           ---------
      Total current liabilities                                                  52,842              73,942
                                                                              ---------           ---------

COMMITMENTS AND CONTINGENCIES                                                        --                  --
MINORITY INTEREST                                                                78,305              74,840
SERIES A CUMULATIVE CONVERTIBLE PREFERRED STOCK ($0.01 par value, 450,000
shares authorized and 90,000 shares issued and outstanding                       90,000              90,000

SERIES B CUMULATIVE CONVERTIBLE PREFERRED STOCK ($0.01 par value, 500,000
shares authorized and 318,500 shares issued and outstanding                     318,500             318,500

STOCKHOLDERS' EQUITY:
Common Stock; voting (par value $0.01; 200,000,000 shares authorized,
66,892,935 and 66,606,504 shares issued at June 30, 2006 and December
31, 2005 and 62,941,733 and 63,119,302 shares outstanding at June 30,
2006 and December 31, 2005, respectively)                                           669                 666
Additional paid-in capital                                                      759,662             752,777
Common stock purchase warrants                                                   73,692              74,600
Less: 3,951,202 and 3,487,202 common shares held in treasury stock at
June 30, 2006 and December 31, 2005, respectively, at cost                      (73,877)            (67,086)
Accumulated deficit                                                            (428,213)           (352,416)
                                                                              ---------           ---------
      Total stockholders' equity                                                331,933             408,541
                                                                              ---------           ---------
Total liabilities, and stockholders' equity                                   $ 871,580           $ 965,823
                                                                              =========           =========

The accompanying notes are an integral part of these consolidated financial statements.

                      Motient Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                 Six Months Ended    Six Months Ended
                                                                                   June 30,2006        June 30, 2005
                                                                                   ------------        -------------
                                                                                    (Unaudited)         (Unaudited)
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
   Net loss                                                                         $ (62,130)           $ (51,428)
   Adjustments to reconcile net loss to net cash (used in) continuing operating activities:
     Loss from discontinued operations                                                (21,683)             (22,303)
     Depreciation and amortization                                                      2,640                  801
     Equity in losses of MSV                                                           17,380               14,721
     Minority interest in losses of TerreStar                                          (7,084)                (404)
     Non cash 401(k) match                                                                 98                  154
     Non-cash stock based compensation expense                                         16,063               11,299
     Changes in assets and liabilities, net of acquisitions and dispositions:
       Accounts receivable - trade                                                         --                   --
       Inventory                                                                           --                   --
       Other current assets                                                              (370)                (526)
       Accounts payable and accrued expenses (including payments to MSV, a related party, of $1,504 and $131 for the six months ended
        June 30, 2006 and 2005, respectively)                                          (1,942)                 605
       Deferred revenue and other current liabilities                                      (7)                  11
                                                                                    ---------            ---------
         Net cash (used in) continuing operating activities                           (57,035)             (47,070)
                                                                                    ---------            ---------
CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES:
   Cash acquired in TerreStar asset purchase                                               --                6,165
   Proceeds of restricted investments                                                  50,826                   --
   Additions to property and equipment                                                (49,047)                  --
   Accounts payable to Loral for satellite construction contract                      (59,771)             (61,209)
                                                                                    ---------            ---------
         Net cash (used in) continuing investing activities                           (57,992)             (55,044)
                                                                                    ---------            ---------
CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES:
   Proceeds from issuance of Series A Cumulative Convertible Preferred Stock               --              408,500
   Issuance costs associated with Series A Cumulative Convertible Preferred Stock          --              (17,483)
   Dividends paid on Series A Cumulative Convertible Preferred Stock                  (10,723)                  --
   Repayment of notes payable                                                              --               (8,739)
   Proceeds from issuance of equity securities                                             90                  116
   Proceeds from issuance of employee stock options                                       278                1,220
   Purchase of treasury stock                                                          (6,789)             (56,750)
   Stock issuance costs and other charges                                                  --                   (9)
                                                                                    ---------            ---------
         Net cash (used in) provided by continuing financing activities               (17,144)             326,855
                                                                                    ---------            ---------
Net cash (used in) provided by continuing operations                                 (132,171)             224,741
                                                                                    ---------            ---------
Net cash provided by discontinued operating activities                                 37,170               34,061
Net cash (used in) discontinued investing activities                                      (45)                 (30)
Net cash (used in) provided by discontinued financing activities                           --                   --
                                                                                    ---------            ---------
   Net cash provided by discontinued operations                                        37,125               34,031
                                                                                    ---------            ---------
Net (decrease) increase in cash and cash equivalents                                  (95,046)             258,772

CASH AND CASH EQUIVALENTS, beginning of period                                        179,524               15,695
                                                                                    ---------            ---------
CASH AND CASH EQUIVALENTS, end of period                                            $  84,478            $ 274,467
                                                                                    =========            =========

The accompanying notes are an integral part of these consolidated financial statements.

                      MOTIENT CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)

1.   ORGANIZATION AND BUSINESS

Our Business Segments

Motient Corporation (with its subsidiaries, "Motient" or the "Company") currently owns, operates and develops two-way wireless communications businesses. We are currently developing a satellite communications service via our majority ownership of TerreStar Networks Inc. ("TerreStar"), a development stage company in the process of building its first satellite. As of June 30 2006, we owned 49% of another satellite communications company, called Mobile Satellite Ventures LP, ("MSV"), but do not have operating control of its business. Our investments in TerreStar and MSV are governed by stockholder agreements with the other equity owners of those entities.

As of June 30, 2006, we also provided our active direct customers with two-way terrestrial wireless data communications services via convenient and cost-effective access to wireless data networks, such as Sprint and Cingular networks and our own DataTac network. We recently entered into agreements to increase our ownership in TerreStar, decrease our ownership in MSV and sell of most of the assets and liabilities associated with our terrestrial wireless business to one of our customers. These agreements are described more fully below and are expected to close in the third quarter of 2006. The accompanying financial statements, including those for prior periods, present our terrestrial wireless business as a discontinued operation. Pursuant to such presentation, the Company's continuing operations are reflected as a single operating segment.

TerreStar

In February 2002, MSV established TerreStar Networks Inc. as a wholly owned subsidiary of MSV, to develop business opportunities related to the proposed receipt of certain licenses to operate a satellite communications system in the 2 GHz band, also known as the "S-band". On May 11, 2005, TerreStar was spun-off by MSV to its limited partners, including Motient, which resulted in Motient receiving ownership of approximately 49% of the issued and outstanding shares of capital stock of TerreStar. On the same day, a wholly owned subsidiary of Motient Corporation, purchased 8,190,008 shares of newly issued common stock of TerreStar from TerreStar for $200 million pursuant to a Purchase Agreement by and between the subsidiary and TerreStar. The TerreStar common stock purchase increased Motient's ownership to its current 61%, 54.3% on a fully diluted basis, of TerreStar's issued and outstanding common stock and resulted in Motient starting to consolidate TerreStar's financial statements into its own.

Upon the initial consolidation of TerreStar, the assets and liabilities of TerreStar were recorded on the Company's Consolidated Balance Sheet based upon their fair values at such date. Approximately $78 million was allocated to intangible assets that include the rights to receive licenses in the 2 GHz band and other intangibles. These intangible assets are being amortized over an average life of 15 years. There was no excess purchase price over the estimated fair values of the underlying assets and liabilities consolidated into Motient.

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

During 2002, TerreStar entered into a contract with Space Systems/Loral, Inc. to purchase a satellite system, including certain ground infrastructure for use with the 2 GHz band. Principal construction of this satellite began in mid-2005. Terms of the contract include restricting certain cash balances in escrow accounts in favor of Loral. At the end of 2005, TerreStar entered into a letter of intent to execute, and in January 2006, TerreStar executed a contract with Hughes Networks Systems, LLC for additional ground-based components of the system. The contract calls for regular payments over time of up to $38 million, excluding any optional services or components TerreStar elects to purchase. The communications system being developed by TerreStar will ultimately include a main satellite, a spare satellite, ground-switching infrastructure, launch costs and insurance, among other things. The cost of the satellite system alone could exceed $550 million. In order to finance future payments, TerreStar will be required to obtain additional debt or equity financing, or may enter into various joint ventures to share the cost of development. There can be no assurance that such financing or joint venture opportunities will be available to TerreStar or available on terms acceptable to TerreStar, and Motient is under no obligation to provide such financing. The value of our investment in TerreStar could be negatively impacted if TerreStar cannot meet any such funding requirements.

Mobile Satellite Ventures LP

MSV is also a provider of mobile satellite-based communications services. MSV currently uses two satellites to provide service, which allow customers access to satellite-based wireless data, voice, fax and dispatch radio services almost anywhere in North and Central America and in various coastal waters.

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

TerreStar and MSV Ownership Changes

In May 2006, we entered into a series of agreements to consolidate the ownership of TerreStar under Motient and the ownership of MSV under SkyTerra Communications, Inc. ("SkyTerra"), one of the other current investors in MSV and TerreStar. Upon the closing of the transactions under these agreements, Motient will issue shares of its common stock in exchange for shares of TerreStar.

Assuming that all of the other stockholders of TerreStar other than SkyTerra and TMI Communications exercise their contractual "tag-along" rights to exchange their shares of TerreStar common stock with us on the same financial terms, our ownership of TerreStar will increase from 54.3% to 74.2% (each on a fully diluted basis and assuming completion of this transaction) in exchange for the issuance of 13.1 million shares of Motient common stock. Some of these tag along rights may be exercised after the initial closing of the Ownership Consolidation Transactions.

Also upon closing of the transactions under these agreements, Motient will initially transfer a 26.3% interest in MSV to SkyTerra in exchange for 29.1 million shares of SkyTerra common stock, 25.5 million of which we intend to distribute to our common stockholders as a dividend following the closing, or the Initial Step. We will also have the right for a five year period after the closing to transfer our remaining 17.1% interest in MSV to SkyTerra in exchange for an additional 18.9 million shares of SkyTerra common stock, a portion of which we intend to sell to pay income taxes incurred in connection with these transactions, a portion of which we may sell in the future for other general corporate purposes, and a portion of which we intend to distribute to the holders of our preferred stock pursuant to the terms of our preferred stock upon any conversion of the preferred stock into our common stock.

The closing of all of the transactions discussed above will be subject to various closing conditions, including FCC and other regulatory approval. These transactions have also been challenged in Texas state court (see Footnote 6 - "Legal and Regulatory Matters"). Accordingly, Motient can not assure you that these transactions will close on the terms outlined here, if at all.

Terrestrial Wireless Business

On June 19, 2006, various subsidiaries of Motient entered into an asset purchase agreement with Geologic Solutions, Inc. and Logo Acquisition Corporation, a wholly-owned subsidiary of GeoLogic. Pursuant to the agreement, Motient will sell to Logo most of the assets relating to Motient's terrestrial DataTac network and its iMotient platform for a nominal cash sum, and Logo will assume most of the post-closing liabilities relating to the terrestrial business. The assets and liabilities being transferred are limited to those that relate to the current operations of Motient's terrestrial wireless network, and do not include any assets or liabilities related to TerreStar or MSV. Motient estimates that the transaction will save Motient $15 to $18 million in total future operating costs. The consummation of this transaction will be subject to customary closing conditions, including but not limited to Federal Communications Commission (FCC) approval, and, accordingly, Motient cannot assure you that such transactions will close in a timely fashion, if at all.

Our historical financial statements have been recast and our current financial statements have been prepared to reflect this business as a discontinued operation. The following tables depict the financial results and condition of those discontinued operations for the periods ended and as of the date indicated (dollars in thousands):

                                                         Three Months     Three Months      Six Months       Six Months
                                                        Ended June 30,   Ended June 30,   Ended June 30,   Ended June 30,
                                                             2006             2005             2006             2005
                                                             ----             ----             ----             ----
Loss from discontinued operations consists of the following:
 Revenues                                                  $  1,860         $  3,545         $  3,903         $  8,558
 Cost of equipment sold                                          (9)            (277)             (30)            (738)
 Cost of services and operations                             (5,937)          (5,283)         (10,627)         (12,823)
 Sales and advertising                                         (381)            (166)            (714)            (529)
 General and administrative                                  (1,234)          (1,734)          (2,253)          (3,186)
 Restructuring charges                                           --           (5,580)              --           (5,665)
 Depreciation and amortization                               (1,866)          (4,285)          (3,414)          (7,926)
 Loss on asset disposals                                        (79)              --             (141)               6
 Loss on asset impairment                                    (2,721)              --           (2,721)              --
 Other income                                                    --               --              326               --
 Impairment of net assets of discontinued operations         (6,012)              --           (6,012)              --
                                                           --------         --------         --------         --------
    Total loss from discontinued operations                $(16,379)        $(13,780)        $(21,683)        $(22,303)
                                                           ========         ========         ========         ========

                                               June 30, 2006   December 31, 2005
                                               -------------   -----------------
     Cash and cash equivalents                    $  1,250        $  1,250
     Other current assets                              906           1,663
     Property and equipment, net                     1,844           5,004
     Intangible assets, net                          2,779           5,850
     Other noncurrent assets                            37              35
     Accounts payable and accrued
     expenses                                          (38)            (49)
     Other current liabilities                        (487)           (976)
     Long-term liabilities                            (279)           (343)
                                                  --------        --------
       Net assets of discontinued operations      $  6,012        $ 12,434
                                                  ========        ========

The 2006 impairment loss (and resulting reserve) reflects the Company's current estimate of the loss on sale it will incur based on the $1 purchase price and the expected carrying value of the net assets to be sold on closing date less expected sales costs.


2.   SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company and are unaudited. The consolidated financial statements include the accounts of Motient and its wholly and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The results of MSV have been accounted for pursuant to the equity method of accounting. The results of TerreStar have been consolidated with Motient since TerreStar's spin off from MSV and Motient's concurrent additional investment in TerreStar on May 11, 2005. Certain amounts from prior years have been reclassified to conform to the current year presentation, including the presentation of our terrestrial wireless business as a discontinued operation. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year. In the opinion of management, all adjustments (consisting of normal recurring adjustments unless otherwise indicated) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2006, and for all periods presented, have been made. Footnote disclosure has been condensed or omitted as permitted in interim financial statements.

Use of Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's most significant estimates relate to the valuation of its investment in TerreStar's intangible assets and MSV, the valuation of deferred income tax assets, the ability to realize tangible long-lived assets and the assumptions used to value stock compensation awards. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers highly liquid investments with original or remaining maturities at the time of purchase of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments.

Restricted Cash

The Company had approximately $59 million of restricted cash at June 30, 2006 held in money market escrow accounts. At December 31, 2005, the Company had approximately $110 million of restricted cash. Cash is restricted in accordance with the Company's satellite construction and preferred stock agreements. As all such cash is expected to be paid before June 30, 2007, all restricted cash is reflected as a current asset as of June 30, 2006.

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

The Company reviews and accounts for impairment of long-lived assets under SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadens the presentation of discontinued operations to include more disposal transactions. The Company reviews its assets for impairment, at a minimum, on an annual basis and immediately recognizes an impairment in interim periods.

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

Revenue Recognition

The Company is not expected to recognize revenues from continuing operations until TerreStar's satellite is in operation. TerreStar will then recognize revenue primarily from satellite utilization charges and, to a lesser extent, from providing managed services to our customers over the period during which services are provided, as long as collection of the related receivable is reasonably assured.

Revenue from our discontinued operations is primarily generated through airtime services agreements, under which revenue is recognized when services are performed and in accordance with the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition and Emerging Issues Task Force ("EITF") No. 00-21, Accounting For Revenue Arrangements With Multiple Deliverables, including deferral of revenue for portions of fees associated with activation of a subscriber.

Property and Equipment

Property and equipment are recorded at cost and adjusted for impairment and are depreciated over the shorter of their estimated useful lives or the term of the lease using the straight-line method. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease. The estimated useful lives of office furniture and equipment vary from two to ten years. Repairs and maintenance that do not significantly increase the utility or useful life of an asset are expensed as incurred, while expenditures for refurbishments and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized.

Satellite Under Construction

Satellite under construction, a component of property and equipment, is stated at cost and aggregated $156 million and $71 million at June 30, 2006 and December 31, 2005, respectively. These costs consist primarily of the cost of satellite construction and will include the costs of the launch, including premiums for launch insurance and insurance during the period of in-orbit testing, the net present value of any performance incentives expected to be payable to the satellite manufacturers, costs directly associated with the monitoring and support of satellite construction and interest costs incurred during the period of satellite construction. Satellite construction and launch services have generally been or will be procured under long-term contracts that provide for payments by us over the contract periods.

Assets Held for Sale

Assets held for sale as of June 30, 2006 includes $0.3 million of certain 800 MHz frequencies which we ceased use of during the second quarter of 2006. The aggregate carrying value of $0.6 million of assets held for sale consists of $0.3 million at December 31, 2005 and $0.3 million that was recorded in the second quarter of 2006 relating to the net book value of the remaining 800 MHz frequencies less a second quarter 2006 impairment charge of $2.7 million based on the Company's current estimate of potential sales proceeds, less cost to sell, of each individual frequency. The impairment charge is reflected as a component of Costs and Expenses of discontinued operations. The Company expects to sell these frequencies by June 30, 2007.

Research and Development Costs

Research and development costs are expensed as incurred. Such costs include development efforts on the TerreStar satellite system and expenses associated with external development agreements. We expect these costs from TerreStar to increase in the future as development efforts on its satellite system accelerate.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), "Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95" ("SFAS 123R"), applying the modified prospective method. Prior to the adoption of SFAS 123R, the Company applied the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") in accounting for its stock-based awards, and accordingly, recognized no compensation costs for its stock option plans other than for instances where APB 25 required variable plan accounting related to performance-based stock options, stock option modifications and restricted stock awards. Under the modified prospective method, SFAS 123R applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled. Compensation expense recognized during the first half of 2006 includes the portion vesting during the period for (1) all share-based payments granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated using the Black-Scholes option pricing model. Since our adoption of SFAS 123R, there have been no changes to our equity plans or modifications to outstanding stock-based awards. As a result of the Company's decision to adopt using the modified prospective method, prior period results have not been restated. Compensation expense recorded in the three and six months ended June 30, under SFAS 123R is as follows (in thousands):

                                                                Three Months      Six Months
                                                                    Ended           Ended
                                                                June 30, 2006    June 30, 2006
                                                                -------------    -------------

Related to stock options granted prior to December 31, 2005        $ 4,818          $ 6,389
Related to stock options granted during 2006                         4,139            4,634
Restricted stock awarded granted prior to December 31, 2005             --               --
Restricted stock awarded during 2006                                 2,393            3,418
                                                                   -------          -------
   Stock-based compensation from continuing operations              11,350           14,441
   Stock-based compensation from discontinued operations               991            1,622
                                                                   -------          -------
   Total stock-based compensation                                  $12,341          $16,063
                                                                   =======          =======

Included in continuing operations for the three months and six months ended June 30, 2006 is the impact of revising the requisite service period related to stock compensation awards previously-granted to TerreStar employees and certain Motient executives. This revised estimate was a shortening of the expected service period from previous estimates to September 30, 2006, the estimated closing date of the TerreStar and MSV ownership exchanges described in Note 1. In accordance with the stock compensation awards, that transaction qualifies as an event which triggers automatic acceleration of all the outstanding unvested awards.

Similarly, included in discontinued operations for the three months and six months ended June 30, 2006 is the impact of shortening the requisite service period related to stock compensation awards previously-granted to certain Motient employees due to the automatic acceleration which will occur upon the closing of the sale of our terrestrial wireless business also as described in
Note 1, which is estimated to occur on September 30, 2006.

In November 2005, the Company granted an aggregate of 155,000 shares of restricted stock to three executives, which will vest upon the completion of strategic events, generally involving a change of control, which had not occurred as of December 31, 2005. Through December 31, 2005, the Company had not recorded any compensation charges associated with the grants, as they were assigned a zero probability of vesting. On March 9, 2006, the Company amended certain provisions regarding these restricted shares. Based upon a then 30% probability that the restricted stock would vest pursuant to the amended provisions, the Company recorded a compensation charge associated with the restricted stock in the amount of $1.0 million during the first quarter of 2006. As described above, these restricted shares will now vest upon the closing of the TerreStar and MSV ownership exchanges and the full compensation charge has been included in the results of operations for the six months ended June 30, 2006.

Before adoption of SFAS 123R, pro forma disclosures were used to reflect the potential impact of accounting under the fair value techniques of SFAS 123R rather than under the intrinsic value techniques under APB 25. The following tables provide information regarding the fair value of stock options granted during the six months ended June 30, 2006 and 2005 and relevant pro forma information regarding stock-based compensation for the three and six months ended June 30, 2005. The value of restricted stock awards is computed as the value of the shares awarded on the date of the award under both SFAS 123R and APB 25.

                                                 Six Months       Six Months
                                               Ended June 30,   Ended June 30,
                                                    2006             2005
                                                    ----             ----
Weighted fair value of stock options granted:
   To acquire Motient common stock             $      --        $    19.61
   To acquire TerreStar common stock           $   10.52        $    24.42

Weighted average assumptions:
   Motient stock options:
     Risk-free interest rate                          --              2.67
     Dividend yield                                   --                --
     Expected volatility                              --               669%
     Expected option life in years                    --                10
   TerreStar stock options:
     Risk-free interest rate                        4.49%             4.02%
     Dividend yield                                   --                --
     Expected volatility                            46.0%             72.0%
     Expected option life in years                   2.5               6.5

                                                            Three Months Ended   Six Months Ended
                                                                 June 30,            June 30,
                                                                   2005                2005
                                                                   ----                ----
Net loss as reported                                           $(25,778)            $(56,917)
Add back recorded stock-based compensation expense:
   Motient compensation expense                                    (270)              11,299
Deduct stock-based compensation expense as if recorded
under the fair value method:
   Motient compensation expense                                    (229)             (13,169)
                                                               --------             --------
     Pro forma net loss                                        $(26,277)            $(58,787)
                                                               ========             ========
Basic and Diluted loss per share:
   As reported                                                 $  (0.40)            $  (0.92)
   Pro forma                                                   $  (0.41)            $  (0.95)

The aggregate intrinsic value (defined as the spread between the market value of the Company's common stock as of the end of the period and the exercise price of the stock options) for Motient stock options outstanding and exercisable as of June 30, 2006 were $630,043 and $369,695, respectively, of which $486,033 and $285,193, respectively, relate to discontinued operations. Similarly, for TerreStar options (as computed based on TerreStar's estimated market value), the aggregate intrinsic value of its stock options outstanding and exercisable were $1,472,466 and $0, respectively, as of such date.

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

The following is a summary of nonvested stock awards activity:

                               Stock options             Restricted Stock
                               -------------             ----------------
                                          Weighted                   Weighted
                                           Average                    Average
                                            Grant                      Grant
                              Number      Date Fair      Number      Date Fair
                            of Shares       Value      of Shares       Value
                            ---------       -----      ---------       -----
Motient:
   Nonvested as of
   December 31, 2005           319,134    $   21.03            --           --
   Granted                          --           --       155,000    $   22.05
   Vested                           --           --            --           --
   Cancelled                   (20,499)   $   16.96            --           --
                             ---------                        ---
   Nonvested as of
   June 30, 2006               298,635    $   21.31       155,000    $   22.05
                             =========                    =======

TerreStar:
   Nonvested as of
   December 31, 2005           713,593    $   17.39            --           --
   Granted                   1,157,414    $   10.52            --           --
   Vested                           --           --            --           --
   Cancelled                        --           --            --           --
                                   ---          ---           ---          ---
   Nonvested as of
   June 30,2006              1,871,007    $   13.14           --            --
                             =========    =========       =======    =========

At June 30, 2006, there was $4.3 million of total pre-tax unrecognized stock-based compensation costs related to Motient's options and restricted stock (considering estimated forfeitures and restricted stock awards which will never vest) of which $3.3 million is related to discontinued operations and all of which is expected to be recognized in the income statement by September 30, 2006. Similarly, for TerreStar, there was $13.5 million of total pre-tax unrecognized stock-based compensation costs all of which is expected to be recognized, along with related minority interest income, by September 30, 2006.

Loss Per Share

Basic and diluted loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding for the period. This includes the reported net loss plus the additional loss attributable to preferred stock dividends and accretion. Diluted loss per share would additionally reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity; however, due to the reported losses, all such assumed exercises, conversions and issuances would be antidilutive for all periods presented and are therefore not considered in the diluted loss per share computations.

As of June 30, 2006 and 2005, there were 90,000 and 408,500 shares of Series A Cumulative Convertible Preferred Stock and 318,500 and 0 shares of Series B Cumulative Convertible Preferred Stock, respectively, outstanding which were entitled to be converted into a total of 12,255,000 shares of Motient common stock. As of June 30, 2006 and 2005, there were outstanding warrants to acquire approximately 5,800,320 and 6,831,301 shares, respectively, of Motient common stock and outstanding options to purchase 682,910 and 377,849 shares, respectively, of Motient common stock.

3.   RELATED PARTY TRANSACTIONS

The Company made cash payments of $0.8 million and $2.2 million, respectively, to related parties for service-related obligations during the three and six months ended June 30, 2006. Of that amount, $0.4 million and $1.5 million, respectively, was paid to MSV for consulting services related to TerreStar and $0.4 million and $0.7 million, respectively, was paid to Capital & Technology Advisors (CTA), a consulting and private advisory firm specializing in the technology and telecommunications sectors. For the three and six months ended June 30, 2005, $0.2 million and $1.4 million was paid to CTA for consulting services and $0.1 and $0.1 million was paid to MSV for consulting services related to TerreStar.

4.   COMMON AND PREFERRED STOCK

Common Stock
------------

In May 2005, the Company repurchased 2,900,000 shares of its common stock for an aggregate $57 million from various investors, and from September through December 2005, Motient repurchased an additional 587,102 shares of its common stock for approximately $10 million. In April 2006 and June 2006, the Company repurchased 464,100 shares of its common stock for an aggregate $7 million. The repurchased shares are included in treasury stock and are available for general corporate purposes.

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

5.   COMMITMENTS AND CONTINGENCIES

As of June 30, 2006, we had the following outstanding cash contractual operating commitments in addition to the preferred stock commitments described above:

                                                                                        More than 5
                                       Total      <1 Year     1-3 Years     3-5 Years     Years
                                       -----      -------     ---------     ---------     -----
(in thousands)
TerreStar Satellite (1)             $103,419     $ 78,349      $ 25,070      $     --     $ --
Operating leases                       5,413        1,151         2,391         1,871       --
                                    --------     --------      --------      --------      ---
Continuing Operations                108,832       79,500        27,461         1,871       --
Discontinued Operations (2)            2,499          822         1,677            --       --
                                    --------     --------      --------      --------      ---
Total Contractual Cash Obligations  $111,331     $ 80,322      $ 29,138      $  1,871     $ --
                                    ========     ========      ========      ========     ====

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

On November 21, 2005, Motient entered into employment agreements with three executives. On March 9, 2006, the Company amended these agreements, but such amendments did not change cash compensation or employment terms.

6.   LEGAL AND REGULATORY MATTERS

Legal

On April 12, 2006, an entity controlled by James D. Dondero, a former director of the Company made a demand to inspect Motient's books and records under
Section 220(b) of the Delaware General Corporation Law. Motient denied this request on April 20 as inappropriate for a number of reasons including (but not limited to) the lack of a proper purpose for the demand and the continuing refusal by Mr. Dondero and Highland to respond to discovery requests in the several pending lawsuits. On April 25, the entity filed suit under Section 220 in the Court of Chancery of the State of Delaware. On July 6, 2006, the court dismissed the suit. The plaintiff has appealed the court's ruling.

On June 19, 2006, another entity controlled by James D. Dondero filed a lawsuit in the District Court of Travis County, Texas alleging that Motient's proposed transaction with SkyTerra to consolidate the ownership of MSV violates the Investment Company Act of 1940. The plaintiff asked the Court to, among other things, declare the proposed transaction unenforceable, rescind the agreement with SkyTerra and enjoin the registration statement required by the SkyTerra agreements. Highland also named Capital Technology Advisors, Inc., (CTA) in the suit, and seeks rescission of Motient's contracts with CTA. A preliminary hearing on the injunction has been set for early September 2006.

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

7.  CONSOLIDATION OF TERRESTAR

The following table sets forth our unaudited pro forma results of operations for the three and six months ended June 30, 2005 reflecting our purchase of the TerreStar assets. The pro forma results are based on our historical financial statements and the historical financial statements of the operations of TerreStar. The unaudited pro forma statements of operations present the transaction as if the transaction occurred on January 1, 2005. The pro forma results are presented for informational purposes only and are not intended to be indicative of either future results of our operations or results that might have been achieved had the transactions actually occurred since the beginning of the fiscal period.

                      Motient Corporation and Subsidiaries
                         Selected Consolidated Pro-forma
                              Results of Operations

                                          Three Months Ended    Six Months Ended
                                             June 30, 2005       June 30, 2005
Net Revenues                                  $     --             $     --
Loss from continuing operations               $ (4,965)            $(18,415)
Net loss from continuing operations           $(12,560)            $(35,533)
Loss per share from continuing operations     $  (0.20)            $  (0.58)

8.  INVESTMENT IN MSV

The Company uses the equity method of accounting for its investment in MSV. The Company considers whether the fair value of its investment has declined below its carrying value whenever adverse events or circumstances indicate that the recorded value may not be recoverable. If the Company considers such decline to be other than temporary, a write down would be recorded to estimate fair value. Summarized income statement information of MSV for the three and six months ended June 30, 2006 and 2005 is as follows (in millions):

                                          Three Months          Six Months
                                         Ended June 30,       Ended June 30,
                                         2006      2005       2006      2005
                                         ----      ----       ----      ----
   Total revenues                      $   9.4   $   7.5    $  17.5   $  14.7
   Total operating expenses               16.9      14.9       40.0      34.5
                                       -------   -------    -------   -------
   Operating loss                         (7.5)     (7.4)     (22.5)    (19.8)
   Other income (expense)                 (7.9)      0.6       (6.3)     (6.9)
                                       -------   -------    -------   -------
   Loss from continuing operations     $ (15.4)  $  (6.8)   $ (28.8)  $ (26.7)
                                       =======   =======    =======   =======

9.   SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flows information for the six months ended June 30, 2006 and 2005 is presented in the following table (in thousands):


                                                            2006          2005
                                                            ----          ----
Non-cash investing and financing activities:
Accrued Satellite under construction                    $  36,275    $      --
Amortization of deferred financing fees related to
Series A Cumulative Convertible Preferred Stock             1,974          614
Dividends payable on Series A and Series B
Cumulative Convertible Preferred Stock                     11,693        4,875
Issuance of common stock                                       --      370,980
Exercise and Expiration of common stock warrants        $    (820)   $  (6,515)

10.   SUBSEQUENT EVENTS

On August 8, 2006, Motient filed a registration statement with the Securities and Exchange Commission to begin a rights offering that it had originally announced in November 2004. Motient previously had issued to its stockholders one right for each share of Motient common stock held as of the close of business on December 17, 2004. Each right entitles any holder that did not participate in the November 12, 2004 private placement of Motient common stock to purchase 0.103 shares of Motient's common stock at a price of $8.57 per share. However, in no event will Motient issue more than 2.5 million shares in the rights offering, and if valid subscriptions for more than 2.5 million shares are received, the number of shares to be acquired pursuant to each valid subscription will be reduced pro rata so that the total number of shares issued in the rights offering will equal 2.5 million shares.

If eligible stockholders subscribe for all of the shares that are available in the rights offering, the aggregate proceeds of the rights offering will be approximately $21.4 million. The rights are non-transferable and will expire if not exercised within the exercise period. The holders of the rights do not have over-subscription rights, and there is no backstop to purchase unsubscribed shares.

In August 2006, TerreStar exercised an option under its 2002 satellite construction contract with Space Systems/Loral to purchase a second satellite similar to the satellite currently under construction. The cost of this second satellite is expected to be $187.5 million, plus incentive payments. We anticipate that the initial payment of $3.3 million under the option will be paid in August 2006.

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

Statements regarding factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, those under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Overview of Liquidity and Risk Factors," and elsewhere in this quarterly report. All of our subsequent written and oral forward-looking statements or statements that may be attributed to us are expressly qualified in their entirety by the cautionary statements referred to above and contained elsewhere in this quarterly report on Form 10-Q. You should carefully review the risk factors described in Part II, Item 1A. of this report as well as those in our other filings with the Securities and Exchange Commission from time to time, including those in our reports on Form 10-K and 10-Q to be filed after this quarterly report, as well as our other reports and filings with the SEC.

Our forward-looking statements are based on information available to us today, and we will not update these statements. Our actual results may differ significantly from the results discussed in these statements.

Our Business Segments

Motient Corporation (with its subsidiaries, "Motient" or the "Company") currently owns, operates and develops two-way wireless communications businesses. We are currently developing a satellite communications service via our majority ownership of TerreStar Networks Inc. ("TerreStar"), a development stage company in the process of building its first satellite. As of June 30, 2006, we owned 49% of another satellite communications company, called Mobile Satellite Ventures LP, or MSV, but do not have operating control of its business. Our investments in TerreStar and MSV are governed by stockholder agreements with the other equity owners of those entities. As of June 30, 2006, we also provided our active direct customers with two-way terrestrial wireless data communications services via convenient and cost-effective access to wireless data networks, such as Sprint and Cingular networks and our own DataTac network. We recently entered into agreements to complete certain transactions which will increase our ownership in TerreStar, decrease our ownership in MSV and sell of most of the assets and liabilities associated with our terrestrial wireless business to one of our customers. These agreements are described more fully below and are expected to close in the third quarter of 2006. The following discussion, including those for prior periods, present our terrestrial wireless business as a discontinued operation. Pursuant to such presentation, the Company's continuing operations are reflected as a single operating segment.

TerreStar

TerreStar was created to develop business opportunities related to the proposed receipt of certain licenses to operate a satellite communications system in the 2 GHz band, also known as the "S-band".

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

During 2002, TerreStar entered into a contract with Space Systems/Loral, Inc. to purchase a satellite system, including certain ground infrastructure for use with the 2 GHz band. Principal construction of this satellite began in mid-2005. Terms of the contract include restricting certain cash balances in escrow accounts in favor of Loral. In January 2006, approximately $59 million of the escrowed balance as of December 31, 2005 was released which represented all invoiced amounts due and payable to Loral through January 31, 2006. At the end of 2005, TerreStar entered into a letter of intent to execute, and in January 2006, TerreStar executed a contract with Hughes Networks Systems, LLC for additional ground-based components of the system. The contract calls for regular payments over time of up to $38 million, excluding any optional services or components TerreStar elects to purchase. The communications system being developed by TerreStar will ultimately include a main satellite, a spare satellite, ground-switching infrastructure, launch costs and insurance, among other things. The cost of the satellite system alone could exceed $550 million. In order to finance future payments, TerreStar will be required to obtain additional debt or equity financing, or may enter into various joint ventures to share the cost of development. There can be no assurance that such financing or joint venture opportunities will be available to TerreStar or available on terms acceptable to TerreStar, and Motient is under no obligation to provide such financing. The value of our investment in TerreStar could be negatively impacted if TerreStar cannot meet any such funding requirements.

Mobile Satellite Ventures LP

MSV is also a provider of mobile satellite-based communications services. MSV currently uses two satellites to provide service, which allow customers access to satellite-based wireless data, voice, fax and dispatch radio services almost anywhere in North and Central America and in various coastal waters.

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

TerreStar and MSV Ownership Changes

In May 2006, we entered into a series of agreements to consolidate the ownership of TerreStar under Motient and the ownership of MSV under SkyTerra Communications, Inc. ("SkyTerra"), one of the other current investors in MSV and TerreStar. Upon the closing of the transactions under these agreements, Motient will issue shares of its common stock in exchange for shares of TerreStar.

Assuming that all of the other stockholders of TerreStar other than SkyTerra and TMI Communications exercise their contractual "tag-along" rights to exchange their shares of TerreStar common stock with us on the same financial terms, our ownership of TerreStar will increase from 54.3% to 74.2% (each on a fully diluted basis and assuming completion of this offering) in exchange for the issuance of 13.1 million shares of Motient common stock. Some of these tag along rights may be exercised after the initial closing of the transactions.

Also upon closing of the transactions under these agreements, Motient will initially transfer a 26.3% interest in MSV to SkyTerra in exchange for 29.1 million shares of SkyTerra common stock, 25.5 million of which we intend to distribute to our common stockholders as a dividend following the closing, or the Initial Step. We will also have the right for a five year period after the closing to transfer our remaining 17.1% interest in MSV to SkyTerra in exchange for an additional 18.9 million shares of SkyTerra common stock, a portion of which we intend to sell to pay income taxes incurred in connection with these transactions, a portion of which we may sell in the future for other general corporate purposes, and a portion of which we intend to distribute to the holders of our preferred stock pursuant to the terms of our preferred stock upon any conversion of the preferred stock into our common stock.

The closing of all of the transactions discussed above will be subject to various closing conditions, including FCC and other regulatory approval. These transactions have also been challenged in Texas state court (see Item 1. Financial Statements - Footnote 6 - "Legal and Regulatory Matters"). Accordingly, Motient can not assure you that these transactions will close on the terms outlined here, if at all.

Terrestrial Wireless Business

Our historical financial statements have been recast and our current financial statements and the following discussion have been prepared to reflect this business as a discontinued operation.

Results of Operations

Due to our purchase of ownership interests in TerreStar on May 11, 2005 and our consequent 61% ownership of TerreStar, the operating results herein include the operating results of TerreStar from that date forward. We have identified the impact of TerreStar on our results of operations where material.

Expenses

The tables below summarize, for the periods indicated, a period-over-period comparison of the key components of our continuing operating expenses. Please note that 2006 includes expenses related to TerreStar which were not consolidated in the first quarter of 2005.

                                                 Three Months Ended June 30,
                                    ----------------------------------------------------
Summary of Expenses                 2006(1)        2005(2)        Change        % Change
-------------------                 -------        -------        ------        --------
(dollars in millions)
Research and Development                0.3           0.4            (0.1)        (25)%
General and Administrative             21.8           2.9            18.9         652%
Depreciation and Amortization           1.2           0.8             0.4          50%
                                    -------        ------         -------         ---
       Total Costs and Expenses     $  23.3        $  4.1         $  19.2         468%
                                    =======        ======         =======         ===

(1) Includes non-cash stock-based compensation expense of $11.4 million in General and Administrative.
(2) Includes non-cash stock-based compensation expense of $(0.1) million in General and Administrative.

                                                 Six Months Ended June 30,
                                    ----------------------------------------------------
Summary of Expenses                 2006(1)        2005(2)        Change        % Change
-------------------                 -------        -------        ------        --------
(dollars in millions)
Research and Development                0.7            0.4            0.3          75%
General and Administrative             31.2           15.8           15.4          97%
Depreciation and Amortization           2.7            0.8            1.9         238%
                                    -------        ------         -------         ---
       Total Costs and Expenses     $  34.6        $  17.0        $  17.6         104%
                                    =======        =======        =======         ===

(1) Includes non-cash stock-based compensation expense of $14.4 million in General and Administrative.
(2) Includes non-cash stock-based compensation expense of $10.2 million in general and Administrative.

Research and Development: While research and development expenses were consistent for the two second quarters, the increase in such expenses in the 2006 six month period was primarily due to the fact that our consolidation of TerreStar did not begin until May 11, 2005. We expect these costs from TerreStar to increase in the future as development efforts on its satellite and terrestrial systems accelerate.

General and Administrative: Our aggregate expenses, including TerreStar expense, in this area increased $18.9 million and $15.4 million for the three and six months ended June 30, 2006 as compared to the same periods for 2005. The change in general and administrative expenses was primarily attributable to:

     o For the three months ended June 30, 2006, corporate administrative expenses increased a net $1.1 million as compared to the same period for 2005 primarily due to increases related to the accelerated vesting of employee stock-based compensation and corporate legal fees of $2.3 million due to litigation defense efforts, offset by a decrease in audit fees of approximately $0.8 million. Corporate administrative expense for the first six months of 2006 decreased a net $2.3 million as compared to the same period for 2005, as a result of a decrease in consulting and advisory fees of $9.0 million due to fees paid in 2005 related to the February capital transaction involving MSV and a decrease in audit fees of $0.8 million related to lower Sarbanes-Oxley and SEC reporting related costs, offset by an increase of $4.0 million in stock-based compensation related to awards issued to employees and executives which are expected to fully vest upon the closing of the sale of the terrestrial wireless business in the third quarter of 2006 and an increase in corporate legal fees of $2.4 million due to litigation defense efforts.

     o TerreStar expenses of $19.6 million for the six months ended June 30, 2006 include $1.8 million in salary and related costs, $10.5 million in stock-based compensation related to stock options issued to employees which are expected to vest upon the closing of the TerreStar and MSV ownership exchange agreements in the third quarter of 2006, $4.4 million for consulting, $1.7 million for legal and regulatory fees and $1.1 million for other expenses. These expenses compare to only $0.7 million of TerreStar expenses during the 2005 period, as our consolidation of TerreStar did not begin until May 11, 2005. Had TerreStar expenses been consolidated from January 1, 2005, general and administrative expenses were $2.8 million and $3.9 million for the three and six months ended June 30, 2005, respectively.

Given our announced sale of our wireless terrestrial network, we anticipate our corporate administrative costs related to this business will decrease after the closing of that transaction. As we expand our efforts on TerreStar, however, we anticipate that general and administrative expenses related to TerreStar will increase.

Depreciation And Amortization: Including TerreStar expenses of $2.7 million for the six months ended June 30, 2006, which includes the amortization of its intangible assets, depreciation and amortization expense increased $1.9 million for that period primarily due to TerreStar's intangible amortization expense for a full six months in 2006 as compared to less than two months of intangible asset amortization in 2005.


Other Expenses & Income

                                          Three Months      Three Months       Six Months        Six Months
                                         Ended June 30,    Ended June 30,    Ended June 30,    Ended June 30,
                                              2006              2005              2006              2005
                                              ----              ----              ----              ----
Other Income/Expense
--------------------
(in thousands)
Interest and other Income                  $  2,079          $  2,115          $  4,416          $  2,195
Equity in Losses of Mobile Satellite
Ventures                                     (9,187)           (4,954)          (17,380)          (14,721)
Minority interests in losses of TerreStar     4,756               404             7,084               404
Discontinued Operations                    $(16,379)         $(13,780)         $(21,683)         $(22,303)

Interest and Other Income: Interest and other income decreased for the three months ended June 30, 2006, as compared to the same period for 2005, due to lower cash balances in 2006. Interest and other income for the six months ended June 30, 2006 increased over the same period in 2005 as our cash balances increased significantly from the proceeds of our financing transactions in April 2005.

Equity in Losses of Mobile Satellite Ventures: Our ownership in MSV increased from approximately 39% to approximately 47% in November 2004 as a result of our $125 million investment and note cancellation and then to approximately 49% on February 9, 2005 as a result of an exchange of Motient common stock valued at $371 million for additional interests in MSV. Pursuant to the February 2005 transaction, Motient's investment in MSV included a significant fair value adjustment regarding MSV's intangible assets. As such, the recorded equity in MSV's losses for the three and six months ended June 30, 2006 and 2005 include Motient's applicable percentage of MSV's net losses plus $1.6 million and $3.3 million for 2006, respectively, as compared to $1.7 million and $2.6 million for 2005, respectively, of amortization of this fair value adjustment. For the three and six months ended June 30, 2006, MSV had revenues of $9.4 and $17.5 million, operating expenses of $16.9 and $40.0 million and net losses of $15.4 and $28.8 million, respectively. For the three and six months ended June 30, 2005, MSV had revenues of $7.5 and $14.7 million, operating expenses of $14.9 and $34.5 million and net losses of $6.8 and $26.7 million, respectively. We anticipate that our equity in losses of MSV will decrease in the fourth quarter of 2006 pending closing of the TerreStar and MSV ownership exchange in which our equity investment percentage in MSV will decrease.

Minority Interest in TerreStar: For the three and six months ended June 30, 2006, the Company recorded an approximately $12.1 million and $18.0 million, respectively, net loss for TerreStar. The respective $4.8 and $7.1 million minority interest in TerreStar's net losses represents the approximately 39% of TerreStar that is not owned by the Company. We anticipate that the minority interest in TerreStar losses will decrease in the fourth quarter of 2006 pending closing of the TerreStar and MSV ownership exchange in which our majority ownership percentage of TerreStar will increase.

Discontinued Operations: Discontinued operations includes revenues from our DataTac and iMotient networks of $1.9 million and $3.9 million for the three and six months ended June 30, 2006, respectively as compared to $3.5 million and $8.6 million for the same periods of 2005. Our iMotient revenues, however, increased $0.3 million and $0.5 million for the three and six months ended June 30, 2006, respectively as compared to the same periods of 2005.

Loss from discontinued operations increased $2.6 million for the three months ended June 30, 2006 as compared to the same period for 2005. The increase is primarily due to a $6.0 million loss on the carrying value of the net assets to be sold and a $2.7 million impairment charge relating to the net book value of the remaining 800 MHz frequencies partially offset by $5.6 million in restructuring charges recorded in 2005, as compared to $0 in 2006, related to our network reduction efforts intended to reduce expenses related to our base stations. Loss from discontinued operations decreased $0.6 million for the six months ended June 30, 2006 as compared to the same period for 2005.

Liquidity And Capital Resources

The Company's future financial performance will depend on the successful implementation of its business plan. As of June 30, 2006, the Company had $84.5 million of unrestricted cash on hand, of which approximately $53 million was held at Motient and $31.5 million was held at TerreStar. In the third quarter of 2006, Motient anticipates completing its previously announced rights offering which would result in net proceeds of approximately $21.4 million.

TerreStar's business plan will require substantial funds to finance the anticipated operating and capital expenditures of TerreStar. TerreStar currently has remaining contractual commitments in 2006 for its satellite system and part of its planned ground segment totaling approximately $78 million, excluding anticipated additional contractual cost if TerreStar elects the option for its second satellite in 2006. These contractual commitments exclude TerreStar's operating requirements for 2006. In the case of each of TerreStar's contractual commitment, TerreStar has the ability to terminate its financial obligation with 30 days notice and its liability would be limited to monies expended to date of termination. However, if the progress of the satellite system or ground segment system is curtailed by this termination, it could materially impede TerreStar's ability to complete its satellite and ATC network in a timely fashion and thereby prevent TerreStar from timely generating revenues at the levels anticipated. In this event, the value of TerreStar's intangible assets could be significantly impaired.

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

The cash requirement for TerreStar, along with the Company's possible obligation to rescind $90 million of the Series A Preferred Stock, may place significant pressures on the Company's liquidity position and the value of its assets and/or investments. If future cash requirements exceed those currently anticipated, the Company may require additional financing in amounts that will be material in advance of the currently anticipated funding timeframes. The type, timing and terms of financing that the Company obtains will be dependent upon its cash needs, the availability of financing sources and the prevailing conditions in the financial markets. The Company cannot guarantee that additional financing sources will be available at any given time or available on favorable terms.

Summary Of Cash Flows For The Six Months Ended June 30, (in thousands):

                                                                2006             2005
                                                                ----             ----
   Net cash flows used in Continuing Operating Activities:     $ (57,035)       $ (47,070)
   Net cash flows used in continuing Investing Activities:       (57,992)         (55,044)
   Cash flows from Continuing Financing Activities:
        Proceeds from the issuance of equity securities               90              116
        Stock issuance costs and other charges                        --               (9)
        Proceeds from the issuance of preferred stock                 --          408,500
        Issuance costs associated with preferred stock                --          (17,483)
        Proceeds from the exercise of employee stock
        options                                                      278            1,220
        Repayment of notes payable                                    --           (8,739)
        Purchase of treasury stock                                (6,789)         (56,750)
        Dividends paid on Series A and Series B Cumulative
        Convertible Preferred Stock                              (10,723)              --
   Net cash provided by continuing financing activities          (17,144)         326,855
   Net cash provided by continuing operations                   (132,171)         224,741
   Net cash provided by discontinued operating activities         37,170           34,061
   Net cash (used in) discontinued investing activities              (45)             (30)
   Net cash (used in) discontinued financing activities               --               --
   Net cash provided by discontinued operations                   37,125           34,031
   Net increase (decrease) in cash and cash equivalents          (95,046)         258,772
   Cash and Cash Equivalents, beginning of period                179,524           15,695
   Cash and Cash Equivalents, end of period                    $  84,478        $ 274,467

Operating Activities:

Cash used in continuing operating activities was $57.0 million for the first two quarters of 2006 as compared to $47.1 million for the first two quarters of 2005. The increase in cash used in continuing operations was primarily a result of an increase in our net loss of $10.7 million, consisting of an increase in non cash items of depreciation and amortization and an increase in our equity losses of MSV.

Investing Activities:

Net cash used in continuing investing activities for the six months ended June 30, 2006 was $58.0 million as compared to $55 million cash used for the same period in 2005. The additional 2006 cash usage was attributable to cash acquired in the 2005 TerreStar asset purchase, offset by payments placed is escrow and/or released to Loral related to the satellite construction contract for TerreStar.

Financing Activities:

Net cash provided by continuing financing activities was $17.1 million for the six months ended June 30, 2006 as compared to $326.9 million for the six months ended June 30, 2005. The $309.8 million decrease in cash provided by financing activities in 2006 over 2005 was primarily the result of $391 million in proceeds from our 2005 preferred stock sale and a 2006 decrease in treasury stock purchased of approximately $50 million.

Discontinued Operations:

Net cash provided by discontinued operating activities was $37.2 million for the six months ended June 30, 2006 as compared to $34.1 million for the same period in 2005. The increase in cash provided is related to reduced costs associated with our 2006 network reduction efforts intended to reduce expenses related to our base stations.

Net cash used in discontinued investing activities was $45 thousand for the six months ended June 30, 2006 consisting of property and equipment purchases related to out discontinued DataTac and iMotient operations.

We believe that our funds available at June 30, 2006, together with our planned rights offering and the proceeds from the exercise of warrants and options, will be adequate to satisfy our current and planned operations for at least the next 12 months. However, to the extent that we require additional liquidity to fund our operations (including, but not limited to, construction costs of TerreStar's communications network), we may undertake additional debt or equity financings.

Outstanding Obligations

As of June 30, 2006, Motient had no outstanding debt or preferred stock obligations other than obligations with respect to the repayment of its Series A and B Preferred Stock. If not converted or repaid, the entire preferred stock amount of $408.5 million will be due on April 15, 2010. The first two years' dividend payments for approximately $43 million were placed in escrow and, as of June 30, 2006, the unpaid portion of approximately $21.5 million is represented by restricted cash, of which half will be paid out on October 15, 2006, and half on April 15, 2007. Dividend payments after these first two years will be due bi-annually in April and October, payable in cash (at a 5.25% annual interest rate) or in common stock (at a 6.25% annual interest rate through April 15,
2010).

Contractual Cash Obligations

As of June 30, 2006, we had the following outstanding cash contractual operating commitments in addition to the preferred stock commitments described above:

                                                                                        More than 5
                                       Total      <1 Year     1-3 Years     3-5 Years     Years
                                       -----      -------     ---------     ---------     -----
(in thousands)
TerreStar Satellite (1)             $103,419     $ 78,349     $ 25,070      $     --      $ --
Operating leases                       5,413        1,151        2,391         1,871        --
                                    --------     --------     --------      --------       ---
Continuing Operations                108,832       79,500       27,461         1,871        --
Discontinued Operations (2)            2,499          822        1,677            --        --
                                    --------     --------     --------      --------       ---
Total Contractual Cash Obligations  $111,331     $ 80,322     $ 29,138      $  1,871      $ --
                                    ========     ========     ========      ========      ====

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

Other

On August 16, 2005, Highland Equity Focus Fund, L.P., Highland Crusader Offshore Partners, L.P., Highland Capital Management Services, Inc., and Highland Capital Management, L.P., affiliates of James Dondero, a former director of Motient, filed a lawsuit in Dallas County, Texas against Motient. The Plaintiffs purchased 90,000 shares of Series A Preferred for $90 million in the private placement in April 2005. Their lawsuit sought rescission of their purchase of Series A Preferred, and unspecified damages, on the ground that the absence of voting rights was material to purchasers of the Series A Preferred including the Plaintiffs. Trial in this case is set for summer 2007. Motient believes that this claim is without merit and intends to vigorously defend this lawsuit.

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

Deferred Taxes

We have generated significant net operating losses for tax purposes as of June 30, 2006. We have had our ability to utilize these losses limited on two occasions as a result of transactions that caused a change of control in accordance with the Internal Revenue Service Code Section 382. Additionally, since we have not yet generated taxable income, we believe that our ability to use any remaining net operating losses has been greatly reduced; therefore, we have provided a full valuation allowance for any benefit that would have been available as a result of our net operating losses. See Note 2, "Significant Accounting Policies - Income Taxes", of notes to the consolidated financial statements for further details.

Revenue Recognition

The Company's revenues have historically been recorded in accordance with the Securities and Exchange Commission's (SEC) Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition and Emerging Issues Task Force (EITF) No. 00-21, Accounting For Revenue Arrangements With Multiple Deliverables. TerreStar will recognize revenue primarily from satellite utilization charges and, to a lesser extent, from providing managed services to our customers. TerreStar will recognize revenue over the period during which services are provided, as long as collection of the related receivable is reasonably assured. TerreStar will make estimates regarding the likelihood of collection based upon an evaluation of the customer's creditworthiness, the customer's payment history and other conditions or circumstances that may affect the likelihood of payment, such as political and economic conditions in the country in which the customer is located. When TerreStar has determined that the collection of payments for satellite utilization or managed services is not reasonably assured at the time the service is provided, we will defer recognition of the revenue until such time that collection is believed to be reasonably assured or the payment is received. TerreStar will also maintain an allowance for doubtful accounts for customers' receivables where the collection of these receivables is uncertain. If TerreStar's estimate of the likelihood of collection is not accurate, they may experience lower revenue or an increase in our bad debt expense. Upon receipt of payments from customers in advance of our providing services and amounts that might be received from customers pursuant to satellite capacity prepayment options will be recorded in the financial statements as deferred revenue. These deferred amounts will be recognized as revenue on a straight-line basis over the agreement terms. Our revenue recognition policy as described above complies with the criteria set forth in Staff Accounting Bulletin No. 101, Revenue Recognition, as amended by Staff Accounting Bulletin No. 104.

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

As previously disclosed in the Company's annual Report on Form 10-K for the year ended December 31, 2005, the Company determined that, as of the end of December 2005, there were material weaknesses affecting aspects of its internal control over financial reporting and, as a result of those weaknesses, the Company's disclosure controls and procedures were not effective. As described below, the Company believes it has taken the measures necessary to remediate those material weaknesses, but cannot be certain until our testing of those remediation efforts are complete. Consequently, based on the evaluation described above, the Company's management, including its principal executive officer and principal financial officer, have concluded that, as of the end of the second quarter of 2006, the Company's disclosure controls and procedures were not effective.

Material Weakness

The following material weakness was identified and included in management's assessment of the Company's internal control over financial reporting reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2005:

Management has identified a lack of sufficient oversight and review involved in the quarterly and year-end financial reporting process. In addition, management identified a lack of resources to ensure complete application of generally accepted accounting principles as it relates to non-routine transactions. Specifically in 2005, we consummated two merger and acquisition transactions related to two separate entities that we have a material investment in (MSV) or acquired a controlling interest in (TerreStar). This deficiency in the design and implementation of the Company's internal control over financial reporting resulted in a misstatement to the financial statements for the quarterly reporting periods in 2005. The Company filed amended Form 10-Q's for all 2005 quarters in March 2006 to reflect the adjustments for these restatements and the information presented in this report for the quarter ended June 30, 2006 is that restated information. The quarterly statements provided herein reflect the adjustments for these restatements. No additional restatements related to this deficiency were required.

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

Item 1A. Risk Factors

The following risk factors are material modifications from those contained in our Annual Report on Form 10-K.

An investment in our common stock involves risks. Any of the following risks, as well as other risks and uncertainties, could harm our business and financial results and cause the value of our securities to decline, which in turn could cause investors to lose all or part of their investment in us. The risks below are not the only ones we face. Additional risks not currently known to us, or that we currently deem immaterial, also may impair our business.

Risks Related to our Business

Our primary assets are our ownership interests in TerreStar and MSV, and therefore any factors that materially and adversely affect TerreStar and/or MSV will materially and adversely affect Motient.

     We own approximately 43% of MSV and 55% of TerreStar (each on a fully diluted basis) and our ownership of TerreStar and MSV comprise substantially all of our value. We have entered into ownership consolidation agreements described herein or in documents incorporated by reference herein that will materially increase our ownership of TerreStar and decrease our ownership of MSV. The business plans of both TerreStar and MSV involve the development of a next-generation network that is subject to significant risks, many of which are described in this prospectus supplement. To the extent either MSV or TerreStar is unsuccessful in implementing and executing upon its business strategy, the value of our investment in TerreStar and MSV will be materially and adversely affected.

TerreStar needs substantial financing to develop and construct its network.

     We expect to require significant funding to finance our business strategy, including construction and launch of our satellites, build out of our terrestrial network, development and deployment of our technology. The costs may be greater than our current estimates as we still need to finalize agreements for the construction of the terrestrial component of our network. We estimate that the total cost to develop and construct the satellite component of TerreStar's network in the United States and Canada, including the costs of our first satellite, TerreStar-1, its launch, launch insurance and associated ground components, will be approximately $550 million. This estimate does not include the costs associated with constructing and launching a spare satellite, which we refer to as TerreStar-2, and which is required by the FCC to be completed within one year following the commencement of operation of TerreStar-1.

     In addition, we will require significant funds to deploy the ATC portion of our network. If we decide to construct the towers for this terrestrial network, the total cost to deploy the network could be substantial, and the magnitude of this cost would depend on the choice of air interface technology, the number of markets deployed, the scope of the terrestrial build within each market and the targeted wireless service offering (limited mobile, portable or fully mobile). If we decide not to build some or all of the towers for the terrestrial component ourselves, we will incur costs to utilize existing terrestrial networks, which may include leasing space on tower sites at a substantial cost.

Our business is subject to a high degree of government regulation.

     The communications industry in which we operate is highly regulated by governmental entities and regulatory authorities, including the FCC and Industry Canada. Our business is completely dependent upon obtaining and maintaining regulatory authorizations to operate our planned integrated satellite and terrestrial network. For example, the FCC and/or Industry Canada could refuse to approve, or impose material conditions on, the assignments of 2 GHz authorizations to us. In addition, we could fail to obtain authorization to operate an ATC network, which we have not yet applied for. Failure to obtain or maintain necessary governmental approvals would impair our ability to implement our planned network, and would have a material adverse effect on our financial condition. Additional important risks relating to our regulatory framework are listed below under "Risk Factors -Regulatory Risks".

TerreStar's success will depend on market acceptance of new and unproven technology.

     Other than satellite radio, we are not aware of any integrated satellite and terrestrial wireless network in commercial operation. As a result, TerreStar's proposed market is new and untested and we cannot predict with certainty the potential demand for the services it plans to offer or the extent to which we will meet that demand. There may not be sufficient demand to enable us to generate positive cash flow, and TerreStar's cost structure may not permit it to meet its obligations. Among other things, end user acceptance of TerreStar's network and services will depend upon:

     o its ability to provide integrated wireless services that meet with market demand;

     o its ability to provide attractive service offerings to its anticipated customers;

     o the cost and availability of handsets and other user equipment that is similar in size, weight and cost to existing standard wireless devices, but incorporate the new technology required to operate on our network;

     o federal, state, provincial, local and international regulations affecting the operation of satellite networks and wireless systems;

     o    whether competitors develop new and alternative technologies;

     o    the price of our service offerings; and

     o    general and local economic conditions.

     We cannot successfully implement our business plan if we cannot gain market acceptance for our planned products and services. Any material miscalculation with respect to our service offerings or operating strategy will adversely affect our ability to operate our business, our financial condition and our results of operations.

Spectrum assets are difficult to value and may decline in value.

     In the future, we may form strategic partnerships to maximize value for our spectrum, network assets and combined service offerings in the United States and Canada. Values that we may be able to realize from such partnerships would depend in part on the value ascribed to our spectrum. If valuations of spectrum assets decline, a partner may not be willing to invest a significant amount in us based on our spectrum and other assets or invest on terms attractive to us or our investors. Valuations of spectrum in other frequency bands have historically been volatile and we cannot predict at what amount a future partner may be willing to value our spectrum and other assets.

     The FCC or Industry Canada could allocate additional spectrum that could be used to compete with us, or that could decrease the perceived market value of our wireless capacity. The FCC, for example, recently scheduled an auction of 90 MHz of spectrum in the 1.7/2.1 GHz range for August 2006. Additional spectrum auctions may be scheduled by the FCC and Industry Canada in the future. The FCC and Industry Canada may take other action, such as spectrum leasing, to promote the availability or more flexible use of existing satellite or terrestrial spectrum allocations. The acquisition by our competitors of rights to use additional spectrum could have a material adverse effect on the value of our spectrum authorizations.

We may be unable to achieve our business and financial objectives because the communications industry is highly competitive.

     In seeking market acceptance for our network services, we will encounter competition from many sources, including:

     o    existing satellite services from other operators;

     o    conventional terrestrial wireless services;

     o    traditional wireline voice and high-speed data offerings;

     o    terrestrial land-mobile and fixed services; and

     o next generation integrated services that may be offered in the future by other networks operating in the 2 GHz MSS band, L-band or Big Low Earth Orbiting, or LEO, bands.

     The communications industry includes major domestic and international companies, many of which have financial, technical, marketing, sales, distribution and other resources substantially greater than we do and which provide a wider range of services than will be provided by us. While we believe our services will be complementary to terrestrial wireless services, we may be adversely affected by competition from companies that provide services using existing wireless technologies.

     We may also face competition from companies using new technologies and new integrated networks in the future. For instance, the FCC has authorized ICO North America and its affiliates, or ICO, to use radio frequencies for mobile satellite services within the 2 GHz MSS band. Although ICO currently has no operations in this band, they have announced plans to launch integrated networks similar to those envisioned by us. We will also face competition with respect to entering into strategic partnerships. Failure to offer services that compete effectively with potential competitors or to attract strategic partners would have a material adverse effect on our business and financial condition.

We may not be able to take advantage of, or may be negatively affected by, industry consolidation.

     Industry consolidation could adversely affect us by increasing the scale or scope of our competitors and thereby making it more difficult for us to compete. We may pursue acquisitions, joint ventures or other strategic transactions on an opportunistic basis. However, we may not find or be able to take advantage of any suitable assets or facilities. If we do pursue acquisitions, joint ventures or other strategic transactions, we may face costs and risks arising from any transaction, including integrating a new business into our business or in managing a joint venture. These may include legal, organizational, financial and other costs and risks.

TerreStar's network will depend on the development and integration of complex and untested technologies.

     TerreStar must integrate a number of sophisticated satellite, terrestrial and wireless technologies that typically have not been integrated in the past, and some of which are not yet fully developed, before they offer their proposed ATC satellite network services. These include, but are not limited to:

     o Satellites that have significantly larger antennas and are substantially more powerful than any satellites currently in use;

     o    Use of spot-beam technology;

     o Development of chipsets for mobile handsets that are capable of receiving a satellite and ground-based signals;

     o Development of integrated satellite and terrestrial-capable mobile handsets with attractive functionality and price; and

     o Development of ground infrastructure hardware and software capable of supporting our communication system and demands of our customers.

     As a result, unanticipated technological problems or delays relating to the development and use of our technology may prove difficult, time consuming, expensive or impossible to solve. Any of these may result in delays in implementing our infrastructure and would adversely result our financial condition.

TerreStar's satellites are subject to construction and delivery delays.

     TerreStar is dependent on third parties to build and launch its satellites. The manufacture of such satellites is technically complex and subject to construction and delivery delays that could result from a variety of causes, including the failure of third-party vendors to perform as anticipated and changes in the technical specifications of the satellites. Delivery of the satellites may not be timely. Such delays could adversely affect achievement of TerreStar's FCC and Industry Canada-required construction and launch milestones and the planned introduction of our network.

     During any period of delay, TerreStar would continue to have significant cash requirements that could materially increase the aggregate amount of funding it needs. TerreStar may not be able to obtain additional financing on favorable terms, or at all, during periods of delay. Delays could also make it more difficult for TerreStar to secure strategic partnerships and could force us to reschedule the anticipated satellite launch dates. Another launch slot may not be available within the time period required to meet FCC milestones.

TerreStar's satellites could be damaged or destroyed during launch or deployment or could fail to achieve their designated orbital location.

     TerreStar's satellite launches and deployments may not be successful. A percentage of satellites never become operational because of launch failures, satellite destruction or damage during launch or improper orbital placement, among other factors. Launch failure rates vary depending on the chosen launch vehicle and contractor. TerreStar may not be able to launch its satellites on vehicles with the highest success rates and, even if it does, these vehicles may experience launch failures despite their track records. Even if successfully launched into orbit, a satellite may use more fuel than planned to enter into its orbital location, which could reduce the overall useful life of the satellite, or may never enter or remain in its designated orbital location, which could render it inoperable. Deployment and use of the antennas on TerreStar's satellites, which are larger than those on most commercial satellites, pose additional risks. If one or more of the launches or deployments fail, TerreStar will suffer significant delays that will damage its business, cause it to incur significant additional costs, and adversely affect its ability to generate revenue.

Satellites have a limited useful life and premature failure of our satellites could damage our business.

     During and after their launch, all satellites are subject to equipment failures, malfunctions and other problems. A number of factors could decrease the expected useful lives or the utility of our satellites, including:

     o    defects in construction;

     o    faster than expected degradation of solar panels;

     o    malfunction of component parts;

     o    loss of fuel on board;

     o higher than anticipated use of fuel to maintain the satellite's orbital location or higher than anticipated use of fuel during orbit raising following launch;

     o    random failure of satellite components not protected by back-up units;

     o    electromagnetic storms; and

     o    collisions with other objects in space.

     The interruption of our business caused by the loss or premature degradation of a satellite would continue until we either extended service to end users on another satellite or built and launched additional satellites. If one of our satellites were to malfunction or to fail prematurely, it could affect the quality of our service, substantially delay the commencement or interrupt the continuation of our service, harm our reputation, and adversely affect our business and our financial condition.

Damage to TerreStar's satellites may not be fully covered by insurance.

     TerreStar intends to purchase launch and in-orbit insurance policies for its satellites from global space insurance underwriters. If the launch of TerreStar's satellite system is a total or partial failure, its insurance may not fully cover its losses, and these failures may also cause insurers to include additional exclusions in TerreStar's insurance policies when they come up for renewal. We may not be able to obtain additional financing to construct, launch and insure a replacement satellite or such financing may not be available on terms favorable to us. We expect that TerreStar will not buy insurance to cover, and would not have protection against, business interruption, loss of business or similar losses. Also, any insurance TerreStar obtains will likely contain certain customary exclusions and material change conditions that would limit our coverage.

TerreStar will depend on a limited number of suppliers and service providers to design, construct and maintain its network.

     We will rely on contracts with third parties to design and build TerreStar's satellites, as well as the terrestrial components of TerreStar's network. These include the integrated MSS and ATC systems, technology for communications between the satellite and terrestrial equipment, and the development of a small, mass-market dual-mode MSS/ATC handset and/or chipset that will meet the FCC's requirements, none of which exists today. We also intend to enter into relationships with additional third party contractors in the future for additional satellites, equipment and maintenance and other services relating to TerreStar's network. There are only a few companies capable of supplying the products and services necessary to implement and maintain TerreStar's network. As a result, if any of our third-party contractors terminates its business relationship with us, or we seek to find additional partners, we may not be able to find a replacement in a timely manner or on terms satisfactory to us. This could lead to delays in implementing TerreStar's network and interruptions in providing service to our customers, which would adversely affect our financial condition. In addition, the development and rollout of the terrestrial network by these third parties may also be subject to unforeseen delays, cost overruns, regulatory changes, engineering and technological changes and other factors, some of which may be outside of TerreStar's control. If TerreStar is not able to enter into partnering relationships and construct the terrestrial component of its network, it may not be able to implement its business plan and its financial condition could be adversely affected.

Delays in deployment of our terrestrial network due to limited tower availability, local zoning approvals or adequate telecommunications transport capacity would delay and reduce our revenues.

     Our business strategy includes the deployment of a terrestrial network. Tower sites or leases of space on tower sites and authorizations in some desirable areas may be costly and time intensive to obtain. If we are unable to obtain tower space, local zoning approvals or adequate telecommunications transport capacity to develop our network in a timely fashion, the launch of our network would be delayed, our revenues would be delayed and less than expected and our business would suffer.

Our planned terrestrial network or other ground facilities could be damaged by natural catastrophes or man-made disasters.

     Since our planned terrestrial network will be attached to buildings, towers and other structures around the country, an earthquake, tornado, flood or other catastrophic event or other man-made disaster or vandalism could damage our network, interrupt our service and harm our business in the affected area. Temporary disruptions could damage our reputation and the demand for our services and adversely affect our financial condition.

TerreStar and its partners may not be able to identify, develop and market innovative products and therefore may not be able to compete effectively.

     TerreStar's ability to implement its business plan depends in part on its ability to gauge the direction of commercial and technological progress in key markets and to fund and successfully develop and market products in its targeted markets. TerreStar's competitors may have access to technologies not available to TerreStar, which may enable it to provide communications services of greater interest to end users, or at a more competitive cost. TerreStar may not be able to develop new products or technology, either alone or with third parties, or license any additional necessary intellectual property rights from third parties on a commercially competitive basis. The satellite and wireless industries are both characterized by rapid technological change, frequent new product innovations, changes in customer requirements and expectations and evolving industry standards. If TerreStar or its partners are unable to keep pace with these changes, its business may be unsuccessful. Products using new technologies, or emerging industry standards, could make its technologies obsolete. If TerreStar or its partners fail to keep pace with the evolving technological innovations in its markets on a competitive basis, our financial condition and results of operation could be adversely affected. In particular, if existing wireless providers improve their coverage of terrestrial-based systems to make them more ubiquitous, demand for products and services utilizing TerreStar's network could be adversely affected or fail to materialize.

A market for TerreStar's services may fail to develop.

     Demand for the services TerreStar plans to offer may not grow or be accepted generally, or in particular geographic markets, for particular types of services, or during particular time periods. A lack of demand could adversely affect TerreStar's ability to sell its services, enter into strategic partnerships or develop and successfully market new services. In addition, demand patterns shift over time, and user preferences may not favor the services TerreStar plans to offer when its network is operational.

An economic downturn in the United States or Canada or changes in consumer spending could adversely affect our financial condition.

     We expect that the primary user base for our network will include customers of partners we contract with and customers within certain vertical markets (for example, public safety, fleet management and consumer telematics). In the event that the United States or Canada experiences an economic downturn and spending by end users drops, our business may be adversely affected.

     Demand for the services we plan to offer may not grow or be accepted generally, or in particular geographic markets, for particular types of services, or during particular time periods. A lack of demand could adversely affect our ability to sell our services, enter into strategic partnerships or develop and successfully market new services. In addition, demand patterns shift over time, and consumer preferences may not favor the services we plan to offer.

TerreStar depends on licenses of critical intellectual property from a competitor.

     TerreStar licenses the technology it plans to use to operate its network from ATC Technologies, LLC, a wholly-owned subsidiary of MSV, which is one of TerreStar's major competitors, and of which Motient currently is a significant stockholder. Following the MSV ownership consolidation transactions, we will cease to be a significant stockholder of MSV. MSV has rights to approximately 30 MHz of spectrum in the L-band and is positioned to achieve device transparency and plans to offer services that compete with the services that TerreStar plans to offer.

     ATC Technologies granted to TerreStar a perpetual, non-exclusive, royalty-free, fully paid up, nontransferable (except for certain rights to sublicense), non-assignable, limited purpose right and license to certain patents and technologies owned by ATC Technologies for the sole purpose of providing 2 GHz MSS band services in any geographic territory in the entire world in which TerreStar, one of its affiliates or a joint venture or strategic alliance into which TerreStar has entered is authorized to provide 2 GHz MSS band services. ATC Technologies granted similar rights to the same intellectual property to MSV for L-band services in any geographic territory in the entire world where MSV, one of its affiliates or a joint venture or strategic alliance into which MSV has entered is authorized to provide L-band services. In addition, ATC Technologies granted rights to MSV International, LLC, or MSVI, a subsidiary of MSV, in and to the same intellectual property for the purpose of providing communications services anywhere in the entire world, excluding services relating to the 2 GHz MSS band. ATC Technologies has also contractually committed to license to us, pursuant to the same terms as set forth above, certain additional intellectual property that may be developed, licensed, acquired or used by MSV, MSVI or ATC Technologies during a collaboration period that will continue, unless terminated earlier, for a period of approximately seven more years.

     TerreStar's license agreements with ATC Technologies may be terminated, among other reasons, if any person directly or indirectly acquires control of TerreStar by ownership, control of voting securities, by contract or otherwise. In the event TerreStar's license agreements with ATC Technologies are terminated, TerreStar may not be able to obtain licenses for alternative technologies on terms as favorable to it as those obtained through the license agreement with ATC Technologies, if at all. If ATC Technologies terminates or breaches its agreements with TerreStar or if TerreStar and ATC Technologies have a significant dispute regarding the licensed intellectual property, such termination, breach or significant dispute could have a material adverse effect on our business.

     The intellectual property TerreStar licenses from ATC Technologies includes issued patents and technology subject to patent applications. In addition, any patents held by ATC Technologies may be challenged, invalidated or circumvented.

     TerreStar also relies upon unpatented proprietary technology and other trade secrets, the vast majority of which TerreStar also licenses from ATC Technologies. While it is TerreStar's practice to enter into confidentiality agreements with its employees and third parties to protect its proprietary expertise and other trade secrets, these agreements may not be enforceable, or, even if legally enforceable, TerreStar may not have adequate remedies for breaches of such agreements. The failure of TerreStar's patents or confidentiality agreements to protect its proprietary technology or trade secrets could adversely affect its ability to implement its business plan and its financial condition. In addition, because TerreStar licenses much of the proprietary technology and trade secrets upon which it relies from ATC Technologies and because ATC Technologies also licenses that technology and those trade secrets to MSV and MSVI, with a right to sublicense, the failure of ATC Technologies, MSV, MSVI or any of their licensees or sublicensees to protect such proprietary technology and trade secrets or the lack of enforceability or breach of agreements entered into by ATC Technologies, MSV, MSVI or any of their licensees or sublicensees, could also adversely affect TerreStar's ability to implement its business plan and its financial condition.

     All of the intellectual property that TerreStar has licensed from ATC Technologies is subject to a first lien issued in favor of the holder of MSV's outstanding senior secured notes due 2013. In the event that MSV defaults on its financial obligations under the notes and related obligations, the noteholders may require ATC Technologies to assign to the noteholders certain intellectual property rights, including patents and patent applications. TerreStar may be adversely affected in the event that ownership of the patents and know-how that it currently licenses from ATC Technologies is transferred to a third party.

We have a contractual obligation to assign or exclusively license to a competitor any intellectual property that we may develop, license, use or acquire over the next seven years.

     In accordance with the same license agreement pursuant to which we obtain license rights from ATC Technologies for the critical intellectual property upon which we depend, we have a contractual obligation to assign to or, if we are prohibited from assigning, license to, ATC Technologies all intellectual property that we develop, license, use or acquire during a collaboration period, which will continue for approximately seven years. During this collaboration period, we, MSV and MSVI have agreed to assign or, if legally prohibited from assigning, license, intellectual property to ATC Technologies, which will, in turn, license back such intellectual property to us, MSV and MSVI, with the right to sublicense such intellectual property pursuant to the same terms under which we license other intellectual property from ATC Technologies. We have a separate eight-year contractual obligation to fund 50% of the intellectual property-related expenses incurred by ATC Technologies, including but not limited to research expenses, of which seven years are remaining. Pursuant to this contractual obligation, we have a contractual commitment to fund a minimum of $1 million dollars annually. We have the right to "opt out" of future intellectual property development projects if and to the extent that our financial obligation would exceed $1 million per year, and to forgo our right to receive license rights stemming from future projects. This collaboration could limit our ability to effectively differentiate ourselves from certain of our competitors.

We may incur costs, and may not be successful, defending our rights to intellectual property upon which we are dependent.

     In developing and implementing our network, we will need to develop or obtain rights to additional technology that is not currently owned by us or licensed to us. We may be unsuccessful in developing additional technologies required to develop and implement our network, and we may not be able to protect any intellectual property associated with technologies we develop from infringement by third parties. In addition, if we are able to develop or license such technologies, there can be no assurance that any patents issued or licensed to us will not be challenged, invalidated or circumvented. Litigation to defend and enforce these intellectual property rights could result in substantial costs and diversion of resources and could have a material adverse effect on our financial condition and results of operations, regardless of the final outcome of such litigation.

     Litigation to defend and enforce our intellectual property rights could result in substantial costs and diversion of resources and could have a material adverse effect on our financial condition and results of operations, regardless of the final outcome of such litigation. Despite our efforts to safeguard and maintain our proprietary rights, we may not be successful in doing so, and our competitors may independently develop or patent technologies equivalent or superior to our technologies. We believe that third parties may infringe upon our intellectual property now and in the future.

     We may be unable to determine when third parties are using our intellectual property rights without our authorization. The undetected or unremedied use of our intellectual property rights or the legitimate development or acquisition of intellectual property similar to ours by third parties could reduce or eliminate any competitive advantage we have as a result of our intellectual property, adversely affecting our financial condition and results of operations. If we must take legal action to protect, defend or enforce our intellectual property rights, any suits or proceedings could result in significant costs and diversion of our resources and our management's attention, and we may not prevail in any such suits or proceedings. A failure to protect, defend or enforce our intellectual property rights could have an adverse effect on our business, financial condition and results of operations.

Third parties may claim that our products or services infringe their intellectual property rights.

     Other parties may have patents or pending patent applications relating to integrated wireless technology that may later mature into patents. Such parties may bring suit against us for patent infringement or other violations of intellectual property rights. The development and operation of our system may also infringe or otherwise violate as-yet unidentified intellectual property rights of others. If our products or services are found to infringe or otherwise violate the intellectual property rights of others, we may need to obtain licenses from those parties or substantially re-engineer our products or processes in order to avoid infringement. We may not be able to obtain the necessary licenses on commercially reasonable terms, if at all, or be able to re-engineer our products successfully. Moreover, if we are found by a court of law to infringe or otherwise violate the intellectual property rights of others, we could be required to pay substantial damages or be enjoined from making, using, or selling the infringing products or technology. We also could be enjoined from making, using, or selling the allegedly infringing products or technology, pending the final outcome of the suit. Our financial condition could be adversely affected if we are required to pay damages or are enjoined from using critical technology.

We are not cash flow positive and we will need additional liquidity to fund our operations and fully fund all of the necessary TerreStar capital expenditures.

     We do not generate sufficient cash from operations to cover our operating expenses, and it is unclear when, or if, we will be able to do so. We will require substantial additional funds to meet capital expenditures and other non-operating cash expenses, including but not limited to capital expenditures required to complete and launch TerreStar's satellite currently under construction, as well as its ground components. There can be no assurance that we will be able to acquire sufficient funds in the amounts or at the time that funding is required or that we will be able to obtain outside financing on acceptable terms, or at all. If we are not successful in raising additional financing, we may have to curtail or delay certain initiatives until such financing is secured.

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

     The valuation of our intangible assets in our financial statements is based on various assumptions and other considerations, including the assumptions and estimates related to future periods that we used to determine these values. Although we have attempted to be as accurate as possible in making and applying the assumptions and estimates used in the valuation of our intangible assets, including but not limited to those outlined herein, we can provide no assurances that these assumptions and estimates for future periods will ultimately be proven correct. Our actual operating results for future periods may be materially different than our assumptions and estimates for future periods, which may cause the actual value of these assets to be materially different than our estimates. We will test these assets in the future for impairment, which may result in a decrease in the book value of these assets.

We do not expect to pay any cash dividends on our common stock for the foreseeable future.

     We have never paid cash dividends on our common stock and do not anticipated that any cash dividends will be paid on the common stock for the foreseeable future. The payment of any cash dividend by us will be at the discretion of our board of directors and will depend on, among other things, our earnings, capital requirements and financial condition. In addition, pursuant to the terms of our Series A and Series B Preferred Stock, no dividends may be declared or paid, and no funds shall be set apart for payment, on shares of Motient common stock, unless (i) written notice of such dividend is given to each holder of shares of Series A and Series B Preferred not less than 15 days prior to the record date for such dividend and (ii) a registration statement registering the resale of shares of common stock issuable to the holders of the Series A and Series B Preferred has been filed with the SEC and is effective on the date Motient declares such dividend. Also, under Delaware law, a corporation cannot declare or pay dividends on its capital stock unless it has an available surplus. The terms of any future indebtedness of our subsidiaries also may generally restrict the ability of some of our subsidiaries to distribute earnings or make other payments to us.

We may have to take actions which are disruptive to our business to avoid registration under the Investment Company Act of 1940.

     We may have to take actions which are disruptive to our business if we are deemed to be an investment company under the Investment Company Act of 1940. Our equity investments, in particular our ownership interests in MSV, may constitute investment securities under the Investment Company Act. A company may be deemed to be an investment company if it owns investment securities with a value exceeding 40% of its total assets, excluding cash items and government securities and subject to certain other exclusions. Investment companies are required to register under and comply with the Investment Company Act unless an exclusion or SEC safe harbor applies. If we were to be deemed an investment company, we would become subject to the requirements of the Investment Company Act. As a consequence, we would be prohibited from engaging in business as we have in the past and might be subject to civil and criminal penalties for noncompliance. In addition, certain of our contracts might be voidable, and a court-appointed receiver could take control of us and liquidate our business.

Ongoing litigation could negatively impact our value and our ability to successfully implement our business plan

     Certain stockholders affiliated with one of our former directors, James D. Dondero, have initiated multiple lawsuits against Motient. Collectively, these lawsuits (i) seek damages related to the issuance of our Series A Preferred stock, including rescission, and (ii) seek to enjoin our proposed transaction to consolidate the ownership of MSV and TerreStar. If Mr. Dondero is successful in his claims, these suits could materially negatively impact the value of Motient, including but not limited to requiring Motient to rescind the outstanding Series A Preferred Stock. Although we believe these suits to be without merit, we can provide no assurances that we will ultimately prevail in these matters.

Our failure to achieve and maintain effective internal control over financial reporting in accordance with the rules of the Securities and Exchange Commission promulgated under Section 404 of the Sarbanes-Oxley Act could harm our business and operating results and/or result in a loss of investor confidence in our financial reports, which could in turn have a material adverse effect on our business and stock price.

     In the course of our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, which assessment was conducted over the course of 2005 and the first quarter of 2006 in connection with the preparation of 2005 audited financial statements and our Annual Report on Form 10-K, we identified one material weaknesses in our internal control over financial reporting. This material weakness in our internal control over financial reporting, as described in our Annual Report on Form 10-K, as well as any other weaknesses or deficiencies that may exist or hereafter arise or be identified, could harm our business and operating results, and could result in adverse publicity and a loss in investor confidence in the accuracy and completeness of our financial reports, which in turn could have a material adverse effect on our stock price, and, if such weaknesses are not properly remediated, could adversely affect our ability to report our financial results on a timely and accurate basis.

     Although we believe that we have taken steps to remediate this material weaknesses, we cannot assure you that this remediation will be successful or that additional deficiencies or weaknesses in our controls and procedures will not be identified. In addition, we cannot assure you that our independent registered public accounting firm will agree with our assessment that our material weakness has been remediated.

Failure to complete the TerreStar and MSV ownership consolidation transactions could negatively impact our stock price and future business and financial results.

     The closing of the TerreStar and MSV ownership consolidation transactions is subject to numerous conditions, many of which are not within the control of Motient or the other parties to the transactions, such as:

     o the continued accuracy of the representations and warranties of the parties;

     o the performance by the parties of their obligations under the agreements;

     o    receipt of all necessary FCC approvals;

     o expiration or early termination of applicable waiting periods under anti-trust laws; and

     o the effectiveness of various registration statements required by the agreements.

     Although Motient and the other parties to the transactions have agreed to use their commercially reasonable efforts to obtain all necessary regulatory approvals and satisfy all other closing conditions, there is no assurance that the parties will receive the necessary regulatory approvals or satisfy the other conditions to the completion of the transactions.

Our intended dividend to the holders of our common stock of the shares of SkyTerra common stock that we will receive upon closing of the MSV ownership consolidation transaction could be delayed, and the value of those shares could decrease between the time of the closing and the time we are able to pay that dividend.

     Upon the closing of the MSV ownership consolidation transactions, we intend to distribute 25.5 million of the shares of common stock of SkyTerra we receive in these transactions as a dividend to the holders of our common stock. This dividend will require registration of such common stock with the SEC, which is a condition to the closing of the MSV ownership consolidation transaction. However, the registration statement regarding this dividend could cease to be effective or otherwise be available for payment of the proposed dividend for various reasons beyond our control, such as the occurrence of material developments that require the registration statement to be updated or amended. In addition, the terms of our outstanding Series A Preferred Stock prohibit the payment of dividends on our common stock unless the resale of the shares of common stock into which this preferred stock is convertible is registered under an effective registration statement. As a result of a dispute with the holder of this preferred stock regarding its validity, we are currently unable to effect the registration of the resale of the shares of common stock underlying this preferred stock. We are working to resolve this dispute so that we can either register the resale of the underlying shares of common stock or determine that the preferred stock is not valid, in which case the restriction on the payment of dividends will be of no effect. Until this dispute is resolved, we will not be able to declare or pay the proposed dividend of the shares of SkyTerra common stock. The value of these shares of SkyTerra common stock could decrease between the time of the closing of the MSV ownership consolidation transaction and the date on which we are ultimately able to pay such dividend to our common stockholders, in which case the value of the dividend received by our common stockholders would be less than what they could have received had we been able to pay the dividend sooner.

Regulatory Risks

TerreStar could lose its FCC and Industry Canada authorizations and be subject to fines or other penalties.

     TerreStar must meet significant construction and implementation milestones and comply with complex and changing FCC and Industry Canada rules and regulations to maintain the authorizations to use the assigned spectrum and orbital slot. The milestones include a successful satellite launch by November 2007 and certification that the system is operational by November 2008. Once the system is operational, we will be required to maintain satellite coverage of all 50 states, Puerto Rico, the United States Virgin Islands and all regions of Canada that are within the coverage contour described in our Industry Canada authorization, and provide an integrated service offering in these locations. We may not meet these milestones, satisfy these service requirements or comply with other applicable rules and regulations. Non-compliance by us with these or other conditions, including other FCC or Industry Canada gating or ongoing service criteria, could result in fines, additional conditions, revocation of the authorizations, or other adverse FCC or Industry Canada actions. The loss of this spectrum authorization could prevent us from implementing our business plan and have a material adverse effect on our financial condition.

We have not yet applied for, and may not receive, certain regulatory approvals that are necessary to our business plan.

     We may be required to obtain additional approvals from national and local authorities in connection with the services that we wish to provide in the future. For example, we must apply for ATC licenses in the United States and Canada separately from any satellite authorizations we may already have. We cannot be granted an ATC license until we can show that we will comply in the near future with the FCC's and Industry Canada's ATC gating criteria, which we may not be able to satisfy. In addition, the manufacturers of our ATC user terminals and base stations will need to obtain FCC equipment certifications, and similar certifications in Canada. In addition, our future customers or partners, or our business strategy, may require us to launch additional satellites, including TerreStar-2, in order to increase redundancy and decrease the risk of having only one satellite in orbit. In order to do so, we must obtain regulatory approval for one or more additional orbital slots, or permission from Industry Canada to launch additional satellites into our orbital slot for TerreStar-1, as well as a waiver of the FCC requirement that our spare satellite remain on the ground.

     Industry Canada and the FCC may refuse to grant these and other necessary regulatory approvals in the future, or they may impose conditions on these approvals that we are unable to satisfy. Failure to obtain any necessary regulatory approvals could impair our ability to execute our business plan, and could materially adversely affect our financial condition.

The FCC and Industry Canada may not permit TMI Communications to assign its authorizations to TerreStar, and the FCC many not permit the letter of intent authorization to be modified.

     In December 2002, we and TMI Communications jointly applied to the FCC for authority to assign TMI Communications' 2 GHz MSS authorization to us. Certain wireless carriers have opposed this assignment application, which will need to be amended to reflect certain changes in our ownership and the eventual assignment of the Canadian MSS authorization to us. The amendments may provide a new opportunity for parties to object to the proposed assignment. In addition, we and TMI Communications have agreed to the transfer of TerreStar-1 and the assignment of TMI Communications' Industry Canada authorization to TerreStar Canada, which transactions are subject to the prior approval of Industry Canada. If the FCC or Industry Canada denies requests to complete these transactions, we will not be able to serve the U.S. or Canadian market as the licensee of the 2 GHz MSS satellite. We also have to apply to modify our FCC letter of intent authorization to reflect the actual technical details of our satellite. Third parties will have an opportunity to oppose the modification application.

The Industry Canada authorization to construct and operate a satellite in a Canadian orbital slot is held, and upon completion of construction, launch and in-orbit testing our satellite will be owned, by a Canadian entity over which we do not exercise control.

     The Industry Canada authorization to construct and operate a 2 GHz MSS satellite in a Canadian orbital position is currently held by TMI Communications, and will be assigned to TerreStar Canada, both of which are entities that we do not and will not control. Upon completion of this assignment, which is pending Industry Canada approval, and upon completion of construction, launch and in-orbit testing, TerreStar-1 will be transferred to TerreStar Canada. Under the Radiocommunication Act (Canada) and the Telecommunications Act (Canada), and the regulations promulgated thereunder, we may only own a 20% voting equity interest in TerreStar Canada, along with a 33% voting equity interest in TerreStar Canada Holdings, which will be TerreStar Canada's parent and 80% voting equity owner. The rules and regulations further provide that the business and operations of TerreStar Canada cannot otherwise be controlled by non-Canadians. TMI Communications, a Canadian-owned and controlled third party, will own a 66% voting interest in TerreStar Canada Holdings. Although we will have certain contractual rights with respect to the business and operations of, and certain negative protections as a minority shareholder in, both TerreStar Canada and TerreStar Canada Holdings, TMI Communications will control the boards of directors of TerreStar Canada and TerreStar Canada Holdings and, with certain exceptions, we have no ability to control the business or operations of TerreStar Canada, which will hold the Industry Canada authorization and will own TerreStar-1.

FCC and Industry Canada decisions affecting the amount of 2 GHz MSS band spectrum assigned to us are subject to reconsideration and review.

     In December 2005, the FCC provided TMI Communications a reservation of 10 MHz of uplink spectrum and 10 MHz of downlink spectrum in the 2 GHz MSS band, and TMI Communications has a contractual obligation to assign that authorization to us. Two parties who have challenged the December 2005 ruling, and one party has also challenged a separate decision by the FCC to cancel its former 2 GHz MSS authorization. If these challenges succeed, the amount of 2 GHz MSS spectrum that is available to us may be reduced to a level that is insufficient for us to implement our business plan. Furthermore, in Canada, our spectrum could be reduced from 20 MHz to 13.3 MHz if Industry Canada determines that this is necessary in order to license another MSS operator in Canada. Any reduction in the spectrum we are authorized to use could impair our business plan and materially adversely affect our financial condition.

Our use of the 2 GHz MSS band is subject to successful relocation of existing users.

     In the United States and Canada, our operations at the 2 GHz MSS band are subject to successful relocation of existing Broadcast Auxiliary Services, or BAS, licensees and other terrestrial licensees in the band. In the United States, Nextel Communications Inc., or Nextel, is obligated to relocate existing BAS users in our uplink spectrum and 2 GHz MSS licensees must relocate FMS users in the 2 GHz MSS downlink band. To the extent that Nextel complies with its BAS band clearing obligations, 2 GHz MSS licensees commencing operations thereafter would not have to clear the band themselves, but might be required to reimburse Nextel for a portion of its band clearing costs. Due to the complex nature of the overall 2 GHz MSS band relocation and the need to work closely with Nextel on band clearing, we may not make sufficient progress in the relocation effort or meet FCC requirements for relocating existing users and the start of our MSS operations may be delayed. Nextel has petitioned the FCC for permission to delay clearing the 2 GHz MSS band. If Nextel's petition were approved or their activities otherwise delayed, our ability to implement our business plan and our financial condition and to satisfy FCC milestones could be jeopardized. Costs associated with spectrum clearing could be substantial. In Canada, existing users in the band must be given a minimum of two years notice to relocate.

Our service may cause or be subject to interference.

     We will be required to provide our ATC service without causing harmful interference. In addition, we must accept some interference from certain other spectrum users. For example, the FCC may adopt rules for an adjacent band that do not adequately protect us against interference. In September 2004, the FCC issued an order allowing PCS operation in the 1995-2000 MHz band, which may be adjacent to the 2 GHz MSS band frequencies ultimately assigned to us. If the rules that the FCC adopts for the 1995-2000 MHz band do not adequately protect us against adjacent band interference, our reputation and our ability to compete effectively could be adversely affected. Requirements that we limit the interference we cause, or that we accept certain levels of interference, may hinder satellite operations within our system and may, in certain cases, subject our users to a degradation in service quality, which may adversely affect our reputation and financial condition.

ATC spectrum access is limited by technological factors.

     We will operate with the authority to use a finite quantity of radio spectrum. Spectrum used for communication between the satellite and the ground will not be available for use in the ATC component of our network. In addition, communications with the satellite may interfere with portions of the spectrum that would otherwise be available for ATC use, further diminishing the availability of spectrum for the ATC component to an extent that cannot be quantified at this time.

Technical challenges or regulatory requirements may limit the attractiveness of our spectrum for providing mobile services.

     We believe our 2 GHz MSS band spectrum with ATC capability must be at least functionally equivalent to PCS/cellular spectrum to be attractive to potential partners. The FCC and Industry Canada require us to make satellite service available throughout the United States and Canada. This requirement may limit the availability of some of our spectrum for terrestrial service in some markets at some times. If we are not able to develop technology that allows our partners to use our spectrum in a manner comparable to PCS/cellular operators, we may not be successful in entering into partnership arrangements.

Our ability to offer a fixed or fixed satellite service may be limited by the policies of the FCC.

     2 GHz MSS frequencies are allocated for the purpose of providing mobile services. It is unclear whether the FCC would permit us, absent a waiver, to provide fixed or fixed satellite services on an "incidental or ancillary" basis. If we determine that we need to provide incidental or ancillary fixed or fixed satellite services to remain competitive and we are unable to obtain a waiver, our financial condition could be adversely affected.

We may face unforeseen future regulations that we find difficult, costly or impossible to comply with.

     The provision of communications services is highly regulated. As a provider of communications services in the United States and Canada, we will be subject to the laws and regulations of both the United States and Canada. Violations of laws or regulations of these countries may result in various sanctions including fines, loss of authorizations and the denial of applications for new authorizations or for the renewal of existing authorizations.

     From time to time, governmental entities may impose new or modified conditions on our authorizations, which could adversely affect our ability to generate revenue and implement our business plan. For example, from time to time, the United States federal government has considered imposing substantial new fees on the use of frequencies such as the ones we plan to use to provide our service. In the United States and Canada, the FCC and Industry Canada already collect fees from space and terrestrial spectrum licensees. We are currently required to pay certain fees, and it is possible that we may be subject to increased fees in the future.

Export control and embargo laws may preclude us from obtaining necessary satellites, parts or data or providing certain services in the future.

     We must comply with United States export control laws in connection with any information, products, or materials that we provide to non-U.S. persons relating to satellites, associated equipment and data and with the provision of related services. These requirements may make it necessary for us to obtain export or re-export authorizations from the United States government in connection with any dealings we have with TMI Communications, TerreStar Canada, TerreStar Canada Holdings, and non-U.S. satellite manufacturing firms, launch services providers, insurers, customers, and employees. We may not be able to obtain and maintain the necessary authorizations, which could adversely affect our ability to:

     o consummate the transactions that are currently contemplated involving TMI Communications, TerreStar Canada and TerreStar Canada Holdings;

     o    procure new United States-manufactured satellites;

     o    control any existing satellites;

     o    acquire launch services;

     o    obtain insurance and pursue our rights under insurance policies; or

     o    conduct our satellite-related operations.

     In addition, if we do not properly manage our internal compliance processes and violate United States export laws, the terms of an export authorization or embargo laws, the violation could make it more difficult, or even impossible, to maintain or obtain licenses and could result in civil or criminal penalties.

Our contractual relationships with potential strategic partners will be subject to government regulations.

     We must ensure that our strategic partners comply with the FCC's and Industry Canada's ATC rules. This may require us to seek agreements with potential partners that provide for a degree of control by us in the operation of their business that they may be unwilling or unable to grant us.

     In addition, the Communications Act and the FCC's rules require us to maintain legal as well as actual control over the spectrum for which we are licensed. Our ability to enter into partnering arrangements may be limited by the requirement that we maintain de facto control of the spectrum for which we are licensed. If we are found to have relinquished control without approval from the FCC, we may be subject to fines, forfeitures, or revocation of our licenses.

     Similarly, the Radiocommunication Act (Canada), the Telecommunications Act (Canada) and Industry Canada's rules require that Canadians maintain legal as well as actual control over TerreStar Canada and certain of its licensed facilities. Our ability to enter into partnering arrangements may be limited by the requirement that Canadians maintain de facto control over TerreStar Canada and these licensed facilities in Canada. If TerreStar Canada is found to have relinquished control to non-Canadians, TerreStar Canada may be subject to fines, forfeitures, or revocation of its licenses, and may not lawfully continue to carry on its business in Canada.

FCC and Industry Canada regulations and approval processes could delay or impede a transfer of control of us.

     Any investment that could result in a transfer of control of TerreStar would be subject to prior FCC approval and in some cases could involve a lengthy FCC review period prior to its consummation. The prior approval of Industry Canada is also required before any material change in the ownership or control of TerreStar Canada can take effect. We may not be able to obtain any such FCC or Industry Canada approvals on a timely basis, if at all, and the FCC or Industry Canada may impose new or additional license conditions as part of any review of such a request. If we are unable to implement our business plan and generate revenue to meet our financial commitments these regulations could impede or prevent a transfer of control or sale of our company to a third party with greater financial resources.

Rules relating to Canadian ownership and control of TerreStar Canada are subject to interpretation and change.

     TerreStar Canada will be subject to foreign ownership restrictions imposed by the Telecommunications Act (Canada) and the Radiocommunication Act (Canada) and regulations made pursuant to the these acts. Future determinations by Industry Canada or the Canadian Radio-television and Telecommunications Commission, or events beyond our control, may result in TerreStar Canada ceasing to comply with the relevant legislation. If such a development were to occur, the ability of TerreStar Canada to operate as a Canadian carrier under the Telecommunications Act (Canada) or to maintain, renew or secure its Industry Canada authorizations could be jeopardized and our business could be materially adversely affected.

For a more complete description of the above factors, please see the section entitled "Risk Factors" in Motient's Registration Statement on Form S-3, filed on August 8, 2006. The Company's risk factors have not changed substantially from those described therein.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the fiscal quarter ended June 30, 2006, we repurchased shares of our common stock on the dates and in the amounts set forth in the table below:


----------------------------------------------------------------------------------------------------------
Period            (a) Total Number of   (b) Average Price    (c) Total Number of    (d) Maximum Number
                  Shares (or Units)     Paid per Share (or   Shares (or Units)      (or Approximate
                  Purchased (1)         Unit)                Purchased as Part of   Dollar Value) of
                                                             publicly Announced     Shares (or Units)
                                                             Plans or Programs      that May Yet Be
                                                                                    Purchased Under the
                                                                                    Plans or Programs
----------------------------------------------------------------------------------------------------------
April 1, 2006 -   2,000                 $18.00               0                      $0
April 30, 2006
----------------------------------------------------------------------------------------------------------
May 1, 2006 -     0                     $0                   0                      $0
May 31, 2006
----------------------------------------------------------------------------------------------------------
June 1, 2006 -    462,000               $14.59               1,027,000              $33,437,644
June 30, 2006
----------------------------------------------------------------------------------------------------------
Total             464,000               $14.60               1,027,000              $33,437,644
----------------------------------------------------------------------------------------------------------

(1) Repurchased on the open market at market rates.


Item 4.  Submission of Matters to a Vote of Security Holders

On July 12, Motient held its annual meeting of stockholders. Five of our existing directors and one new director stood for re-election and were re-elected at the meeting, including: David Andonian, Robert Brumley, David Grain, Jacques Leduc, David Meltzer and Raymond Steele. In addition to the election of directors, the following proposals were acted on and approved at the meeting: the ratification of Friedman LLP as Motient's independent auditors, an amendment to Motient's certificate of incorporation to remove a restriction on the issuance of non-voting stock, and the adoption of a new stock equity plan. Four proposals put forth by Highland Capital Management, L.P. and affiliates were voted upon but not passed. Voting on these matters was as follows:

Election of Directors

   Nominee                      # of Shares                          # of Shares
   -------                      -----------                          -----------

Directors Elected
-----------------

David Andonian           FOR    39,610,735     WITHHELD AUTHORITY    21,827
                                ----------                           ------

Robert Brumley           FOR    39,610,735     WITHHELD AUTHORITY    21,827
                                ----------                           ------

David Grain              FOR    39,610,735     WITHHELD AUTHORITY    21,827
                                ----------                           ------

Jacques Leduc            FOR    39,610,735     WITHHELD AUTHORITY    21,827
                                ----------                           ------

David Meltzer            FOR    39,610,735     WITHHELD AUTHORITY    21,827
                                ----------                           ------

Raymond Steele           FOR    39,610,735     WITHHELD AUTHORITY    21,827
                                ----------                           ------

Directors Not Elected
---------------------

Niles Chura              FOR    10,186,888     WITHHELD AUTHORITY    65,354
                                ----------                           ----------

Jeffrey Ginsburg         FOR    7,899,815      WITHHELD AUTHORITY    2,352,427
                                ----------                           ----------

Charles Maynard          FOR    10,193,955     WITHHELD AUTHORITY    58,287
                                ----------                           ----------

John Ray, III            FOR    7,899,815      WITHHELD AUTHORITY    2,352,427
                                ----------                           ----------

Eugene Sekulow           FOR    7,899,815      WITHHELD AUTHORITY    2,352,427
                                ----------                           ----------

David Van Valkenburg     FOR    7,899,815      WITHHELD AUTHORITY    2,352,427
                                ----------                           ----------

George Overstreet        FOR    6,087,114      WITHHELD AUTHORITY    6,078,914
                                ----------                           ----------

Steven Turoff            FOR    6,078,914      WITHHELD AUTHORITY    43,805,890
                                ----------                           ----------


Proposals Passed
----------------

To ratify the appointment of Friedman LLP as independent auditors of the Company for the fiscal year ending December 31, 2005.

          # of Shares               # of Shares               # of Shares
          -----------               -----------               -----------
   FOR    42,151,061     ABSTAIN        8,647      AGAINST      7,725,096
          -----------               -----------               -----------

To remove the prohibition against issuing non-voting stock contained in the Company's certificate of incorporation.

          # of Shares               # of Shares               # of Shares
          -----------               -----------               -----------
   FOR    33,886,437     ABSTAIN    5,833,717      AGAINST    10,164,650
          -----------               -----------               -----------

To approve the 2006 Motient Corporation Equity Incentive Plan.

          # of Shares               # of Shares               # of Shares
          -----------               -----------               -----------
   FOR    28,646,763     ABSTAIN       67,785      AGAINST    21,170,258
          -----------               -----------               -----------

Proposals Not Passed
--------------------

To revoke any amendments to Motient's by-laws made since May 1, 2002.

          # of Shares               # of Shares               # of Shares
          -----------               -----------               -----------
   FOR     6,074,408     ABSTAIN        3,150      AGAINST    43,807,246
          -----------               -----------               -----------

To amend the by-laws to set the number of directors at eight.

          # of Shares               # of Shares               # of Shares
          -----------               -----------               -----------
   FOR     6,133,524     ABSTAIN          760      AGAINST    43,770,520
          -----------               -----------               -----------

To adopt a resolution providing for the order of voting at the annual meeting.

          # of Shares               # of Shares               # of Shares
          -----------               -----------               -----------
   FOR     6,084,054     ABSTAIN          910      AGAINST    43,799,840
          -----------               -----------               -----------


Item 6.  Exhibits

The Exhibit Index filed herewith is incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      MOTIENT CORPORATION
                                      (Registrant)


August 9, 2006                        /s/Christopher W. Downie
                                      ------------------------
                                      Christopher W. Downie
                                      Executive Vice President,
                                      Chief Operating Officer and Treasurer
                                      (principal executive officer and
                                      duly authorized officer to sign
                                      on behalf of the registrant)

                                  EXHIBIT INDEX

   Number           Description

   3.1        -     Restated Certificate of Incorporation of the Company (as
                    restated effective May 1, 2002) (incorporated by reference to Exhibit 3.1 of the Company's Amendment No. 2 to
                    Registration Statement on Form 8-A, filed May 1, 2002).

   3.2        -     Certificate of Amendment to Restated Certificate of
                    Incorporation of the Company (incorporated by reference to Exhibit 3.4 of the Company's Registration Statement on Form
                    S-1 (File No. 333-126099) filed June 24, 2005).

   3.3        -     Certificate of Amendment to Restated Certificate of
                    Incorporation of the Company (incorporated by reference to Exhibit 3.6 of the Company's Registration Statement on Form
                    S-3 (File No. 333-136366) filed August 7, 2006).

   10.48      -     Exchange Agreement dated May 6, 2006 by and among
                    Registrant, Motient Ventures Holding Inc. and SkyTerra
                    Communications, Inc. (incorporated by reference to Exhibit
                    99.1 of the current report on Form 8-K initially filed on May 11, 2006).

   10.49      -     Form of Exchange Agreement dated May 6, 2006 by and among
                    Registrant, MVH Holdings, Inc., SkyTerra Communications,
                    Inc., and certain corporations affiliated with Registrant, Columbia Capital and Spectrum Equity Investors (incorporated by reference to Exhibit 99.2 of the current report on Form
                    8-K initially filed on May 11, 2006).

   10.50      -     Registration Rights Agreement dated May 6, 2006 by and among
                    Registrant, SkyTerra Communications, Inc., each of the
                    Blocker Corporations and each of the stockholders of the Blocker Corporation (incorporated by reference to Exhibit
                    99.3 of the current report on Form 8-K initially filed on May 11, 2006).

   10.51      -     Form of Exchange Agreement dated May 6, 2006 by and among
                    Registrant and certain funds affiliated with Columbia
                    Capital and Spectrum Equity Investors (incorporated by reference to Exhibit 99.4 of the current report on Form 8-K initially filed on May 11, 2006).

   10.52      -     Registration Rights Agreement dated May 6, 2006 by and among
                    Registrant and certain funds affiliated with Columbia
                    Capital and Spectrum Equity Investors (incorporated by reference to Exhibit 99.5 of the current report on Form 8-K initially filed on May 11, 2006).

   10.53      -     Amendment No. 2 to TerreStar Networks, Inc. Stockholders'
                    Agreement (incorporated by reference to Exhibit 99.6 of the current report on Form 8-K initially filed on May 11, 2006).

   10.54      -     TerreStar Networks Inc. Amended and Restated Stockholders'
                    Agreement (incorporated by reference to Exhibit 99.7 of the current report on Form 8-K initially filed on May 11, 2006).

   10.55      -     Amendment No. 1 to Amended and Restated Stockholders'
                    Agreement of Mobile Satellite Ventures GP Inc. (incorporated by reference to Exhibit 99.8 of the current report on Form
                    8-K initially filed on May 11, 2006).

   10.56      -     Asset Purchase Agreement By and Among Motient Communications
                    Inc., Logo Acquisition Corporation, et al (incorporated by reference to Exhibit 10.56 of the registration statement on Form S-3 initially filed on July 26, 2006)

   10.57      -     Form of Exchange Agreement for parties exercising tag along rights pursuant to Exchange Agreement by and among Motient, Columbia Capital, et al.

   31.1       -     Certification Pursuant to Rule 13a-14(a)/15d-14(a), of the
                    Executive Vice President, Chief Operating Officer and
                    Treasurer (principal executive officer).

   31.2       -     Certification Pursuant to Rule 13a-14(a)/15d-14(a), of the
                    Controller and Chief Accounting Officer (principal financial officer)

   32         -     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Executive Vice President, Chief Operating Officer and
                    Treasurer (principal executive officer) and Controller and Chief Accounting Officer (principal financial officer)

   ________________________