Form 10-Q
period 2006-09-30
MOTIENT CORP
filed 2006-11-09
CIK 913665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2006

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _______________ to ____________

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

Number of shares of common stock outstanding at November 1, 2006: 69,610,780

                               MOTIENT CORPORATION
                                    FORM 10-Q
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2006

                                TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         ----
                                     PART I
                              FINANCIAL INFORMATION
Item 1. Financial Statements

     Consolidated Statements of Operations for the Three and Nine Months Ended
     September 30, 2006 and 2005                                                          3

     Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005           4

     Consolidated Statements of Cash Flows for the Nine Months Ended September
     30, 2006 and 2005
                                                                                          5

     Notes to Consolidated Financial Statements                                           6


Item 2. Management's Discussion and Analysis of Financial Condition and Results
of Operations                                                                             24

Item 3. Quantitative and Qualitative Disclosures about Market Risk                        36

Item 4. Controls and Procedures                                                           36


                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings                                                                 38

Item 6. Exhibits                                                                          40

PART I- FINANCIAL INFORMATION
-----------------------------

                          Item 1. Financial Statements

                      Motient Corporation and Subsidiaries
                      Consolidated Statements of Operations
                      (in thousands, except per share data)

                                                                       Three Months    Three Months    Nine Months     Nine Months
                                                                           Ended           Ended          Ended           Ended
                                                                       September 30,   September 30,  September 30,   September 30,
                                                                           2006            2005           2006            2005
                                                                           ----            ----           ----            ----
                                                                        (Unaudited)     (Unaudited)    (Unaudited)     (Unaudited)
COSTS AND EXPENSES
  Selling, general and administrative (including expense to MSV, a related party, of $0 and $559 for the three months ended
  September 30, 2006 and 2005, respectively and $313 and $842 for the nine months ended September 30, 2006 and 2005,
  respectively)                                                             30,605           6,169         59,554          21,989

  Research and development (including expense to MSV, a
  related party, of $216 and $1,312 for the three months ended
  September 30, 2006 and 2005, respectively and $933
  and $1,663 for the nine months ended September 30, 2006 and
  2005, respectively)                                                        2,399           1,382          5,377           1,764

    Depreciation and amortization (excluded from above captions)             1,454           1,341          4,094           2,142
                                                                         ---------       ---------      ---------       ---------
      Total Costs and expenses                                              34,458           8,892         69,025          25,895
                                                                         ---------       ---------      ---------       ---------

        Loss from continuing operations                                    (34,458)         (8,892)       (69,025)        (25,895)

  Gain on exchange of investments                                          196,905             ---        196,905             ---
  Interest and other income                                                  1,441           2,755          5,857           4,950
  Equity in loss of MSV                                                     (8,423)         (3,954)       (25,803)        (18,675)
  Minority interests in losses of TerreStar                                  9,397           1,348         16,481           1,752
                                                                         ---------       ---------      ---------       ---------

        Income/(loss) from continuing operations before
        income taxes                                                       164,862          (8,743)       124,415         (37,868)

  Income tax expense                                                       (17,100)            ---        (17,100)            ---
                                                                         ---------       ---------      ---------       ---------

  Income (loss) from continuing operations                                 147,762          (8,743)       107,315         (37,868)
                                                                         ---------       ---------      ---------       ---------

  Loss from discontinued operations                                         (9,600)         (4,696)       (31,283)        (26,999)
                                                                         ---------       ---------      ---------       ---------

  Net income/(loss)                                                        138,162         (13,439)        76,032         (64,867)

  Less:
    Dividends on Series A and Series B Cumulative Convertible
      Preferred Stock                                                       (5,960)         (5,916)       (17,653)        (10,791)
  Accretion of issuance costs associated with Series A and
      Series B Cumulative Convertible Preferred Stock                       (1,020)           (763)        (2,994)         (1,377)
                                                                         ---------       ---------      ---------       ---------

  Net income/(loss) available to Common Stockholders                     $ 131,182       $ (20,118)     $  55,385       $ (77,035)
                                                                         =========       =========      =========       =========

  Basic Earnings (Loss) Per Share - Continuing
  Operations:                                                            $    2.21       $   (0.25)     $    1.37       $   (0.81)

  Diluted Earnings (Loss) Per Share - Continuing
  Operations                                                             $    1.87       $   (0.25)     $    1.30       $   (0.81)

  Basic and Diluted Loss Per Share - Discontinued
  Operations                                                             $   (0.15)      $   (0.08)     $   (0.49)      $   (0.44)

  Basic Earnings (Loss) Per Share                                        $    2.06       $   (0.32)     $    0.87       $   (1.24)

  Diluted Earnings (Loss) Per Share                                      $    1.75       $   (0.32)     $    0.83       $   (1.24)

  Weighted-Average Common Shares Outstanding - basic                        63,782          62,464         63,375          61,946
                                                                         =========       =========      =========       =========

  Weighted-Average Common Shares Outstanding - diluted                      78,899          62,464         66,767          61,946
                                                                         =========       =========      =========       =========

  Non-cash stock-based compensation included above is as follows:
    General and administrative                                           $  20,250       $   1,759      $  34,691       $  11,963
    Discontinued operations                                                  3,240            (465)         4,862             630
                                                                         ---------       ---------      ---------       ---------
      Total non-cash stock-based compensation                            $  23,490       $  (1,294)     $  39,553       $  12,593
                                                                         =========       =========      =========       =========

  The accompanying notes are an integral part of these consolidated financial statements.

                      Motient Corporation and Subsidiaries
                           Consolidated Balance Sheets
                 (in thousands, except share and per share data)

                                                                           September 30, 2006     December 31, 2005
                                                                           ------------------     -----------------
                                                                               (Unaudited)            (Audited)

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                   $    46,471             $   179,524
  Cash committed for satellite construction costs, due within twelve
  months                                                                           33,709                  77,946
  Restricted cash for Series A and Series B Cumulative Convertible
  Preferred Stock dividends                                                        21,446                  24,905
  Deferred Issuance costs associated with Series A and Series B
  Cumulative Convertible Preferred Stock                                            4,197                   4,029
  Assets held for sale                                                                628                     261
  Other current assets                                                                822                   2,025
  Net current assets of discontinued operations                                       ---                   1,888
                                                                              -----------             -----------

      Total current assets                                                        107,273                 290,578

RESTRICTED INVESTMENTS                                                              7,505                      76
PROPERTY AND EQUIPMENT, net                                                       177,769                  70,986
INTANGIBLE ASSETS, net                                                            138,162                  75,218
INVESTMENT IN MSV                                                                 185,340                 496,208
INVESTMENT IN SKY TERRA                                                           438,677                     ---
RESTRICTED CASH FOR SERIES A AND SERIES B CUMULATIVE CONVERTIBLE
PREFERRED STOCK DIVIDENDS                                                             ---                   7,264
DEFERRED ISSUANCE COSTS ASSOCIATED WITH SERIES A AND SERIES B
CUMULATIVE CONVERTIBLE PREFERRED STOCK                                             11,785                  14,947
NET NONCURRENT ASSETS OF DISCONTINUED OPERATIONS                                      ---                  10,546
                                                                              -----------             -----------
      Total assets                                                            $ 1,066,511             $   965,823
                                                                              ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses (including amounts due to
  MSV, a related party, of $139 at September 30, 2006 and $699
  December 31, 2005)                                                          $    36,218             $     8,105
  Accounts payable to Loral for satellite construction contract                    17,671                  59,771
  Deferred revenue and other current liabilities                                       91                      72
  Retained liabilities of discontinued operations                                   3,177                     ---
  Series A and Series B Cumulative Convertible Preferred Stock
  dividends payable                                                                12,924                   5,994
                                                                              -----------             -----------
      Total current liabilities                                                    70,081                  73,942
                                                                              -----------             -----------
LONG-TERM LIABILITIES:
    Other long-term liabilities                                                       108                     ---
                                                                              -----------             -----------
      Total long-term liabilities                                                     108                     ---
                                                                              -----------             -----------
      Total liabilities                                                            70,189                  73,942
                                                                              -----------             -----------

COMMITMENTS AND CONTINGENCIES                                                         ---                      --
MINORITY INTEREST                                                                  75,922                  74,840
SERIES A CUMULATIVE CONVERTIBLE PREFERRED STOCK ($0.01 par value,
450,000 shares authorized and 90,000 shares issued and outstanding                 90,000                  90,000
SERIES B CUMULATIVE CONVERTIBLE PREFERRED STOCK ($0.01 par value,
500,000 shares authorized and 318,500 shares issued and outstanding               318,500                 318,500

STOCKHOLDERS' EQUITY:
Common Stock; voting (par value $0.01; 200,000,000 shares authorized,
73,539,974 and 66,606,504 shares issued at September 30, 2006 and
December 31, 2005, respectively and 69,588,772 and 63,119,302 shares
outstanding at September 30, 2006 and December 31, 2005, respectively)                735                     666
Additional paid-in capital                                                        860,879                 752,777
Common stock purchase warrants                                                     73,487                  74,600
Less: 3,951,202 and 3,487,202 common shares held in treasury stock at
September 30, 2006 and December 31, 2005 respectively, at cost                    (73,877)                (67,086)
Other comprehensive income (loss)                                                 (52,293)                    ---
Accumulated deficit                                                              (297,031)               (352,416)
                                                                              -----------             -----------
      Total stockholders' equity                                                  511,900                 408,541
                                                                              -----------             -----------
Total liabilities, and stockholders' equity                                   $ 1,066,511             $   965,823
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

                      Motient Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                     Nine Months            Nine Months
                                                                                        Ended                  Ended
                                                                                  September 30, 2006    September 30, 2005
                                                                                  ------------------    ------------------
                                                                                     (Unaudited)           (Unaudited)
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
    Net income/(loss)                                                                  $  76,032             $ (64,867)
    Adjustments to reconcile income/(loss) to net cash (used in)
    continuing operating activities:
      Loss from discontinued operations                                                   31,283                26,999
      Depreciation and amortization                                                        4,094                 2,142
      Equity in losses of MSV                                                             25,803                18,675
      Minority interest in losses of TerreStar                                           (16,481)               (1,752)
      Gain on exchange of investment                                                    (196,905)                  ---
      Non cash 401(k) match                                                                  151                   200
      Non-cash stock based compensation expense                                           39,553                12,593
      Changes in assets and liabilities, net of acquisitions and dispositions:
        Other current assets                                                               1,201                  (404)
        Accounts payable and accrued expenses (including payments to MSV, a related party, of $1,806 and $1,727 for the nine months
        ended September 30, 2006 and 2005, respectively)                                  18,113                   254
        Deferred revenue and other current liabilities                                       127                   (11)
                                                                                       ---------             ---------

        Net cash (used in) continuing operating activities                               (17,029)               (6,171)
                                                                                       ---------             ---------

CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES:
  Cash acquired in TerreStar asset purchase                                                  ---                 6,165
  Proceeds of restricted investments                                                      47,531               (85,117)
  Additions to property and equipment                                                    (89,142)               (3,137)
  Accounts payable to Loral for satellite construction contract                          (59,771)                  ---
                                                                                       ---------             ---------

        Net cash (used in) continuing investing activities                              (101,382)              (82,089)
                                                                                       ---------             ---------

CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES:
    Proceeds from issuance of Series A Cumulative Convertible
    Preferred Stock                                                                          ---               408,500
    Issuance costs associated with Series A Cumulative Convertible
    Preferred Stock                                                                          ---               (17,483)
    Dividends paid on Series A Cumulative Convertible Preferred Stock                    (10,723)                  ---
    Repayment of notes payable                                                               ---                (8,739)
    Proceeds from issuance of common stock                                                18,548                   679
    Proceeds from exercise of employee stock options                                         361                 1,241
    Purchase of treasury stock                                                            (6,789)              (56,916)
    Stock issuance costs and other charges                                                   ---                    (9)
                                                                                       ---------             ---------

        Net cash provided by continuing financing activities                               1,397               327,273
                                                                                       ---------             ---------

Net cash (used in) provided by continuing operations                                    (117,014)              239,013
                                                                                       ---------             ---------

Net cash (used in) discontinued operating activities                                     (16,039)              (15,683)
Net cash (used in) discontinued investing activities                                         ---                   (81)
Net cash (used in) provided by discontinued financing activities                             ---                   ---
                                                                                       ---------             ---------

    Net cash (used in) discontinued operations                                           (16,039)              (15,764)
                                                                                       ---------             ---------

Net (decrease) increase in cash and cash equivalents                                    (133,053)              223,249

CASH AND CASH EQUIVALENTS, beginning of period                                           179,524                15,695
                                                                                       ---------             ---------

CASH AND CASH EQUIVALENTS, end of period                                               $  46,471             $ 238,944
                                                                                       =========             =========

  The accompanying notes are an integral part of these consolidated financial statements.

                      MOTIENT CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)


1.     ORGANIZATION AND BUSINESS

Our Business Segments

Motient Corporation (with its subsidiaries, "Motient" or the "Company") currently owns interests in two wireless communications businesses. Our primary business is TerreStar Networks Inc. ("TerreStar"), a development stage company in the process of building its first satellite. In addition, as of September 30, 2006, we own 17% of another satellite communications company, called Mobile Satellite Ventures LP, ("MSV"), and 45% of MSV's parent, SkyTerra Communications, Inc. ("SkyTerra"). We do not have operating control of the business of MSV or SkyTerra. Our investments in TerreStar and MSV are governed by stockholder agreements with the other equity owners of those entities, and our interest in SkyTerra is non-voting.

Through September 14, 2006, we also provided our active direct customers with two-way terrestrial wireless data communications services. On September 14, 2006, we sold most of the assets and liabilities relating to that business. The accompanying financial statements, including those for prior periods, present our terrestrial wireless business as a discontinued operation. Pursuant to such presentation, the Company's continuing operations are reflected as a single operating segment.

TerreStar

In February 2002, MSV established TerreStar Networks Inc. as a wholly owned subsidiary of MSV, to develop business opportunities related to the proposed receipt of certain licenses to operate a satellite communications system in the 2 GHz band, also known as the "S-band". On May 11, 2005, TerreStar was spun-off by MSV to its limited partners, including Motient, which resulted in Motient receiving ownership of approximately 49% of the issued and outstanding shares of capital stock of TerreStar. On the same day a wholly owned subsidiary of Motient Corporation purchased 8,190,008 shares of newly issued common stock of TerreStar from TerreStar for $200 million. The TerreStar common stock purchase increased Motient's ownership to 60.6% (54.2% on a fully diluted basis) and resulted in Motient starting to consolidate TerreStar's financial statements.

On August 21, 2006, Motient purchased 700,156 additional shares of newly issued common stock from TerreStar for $21 million. The TerreStar common stock purchase increased Motient's ownership to 61.4% (54.6% on a fully diluted basis).

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

We anticipate that TerreStar will allow us to provide Mobile Satellite Service, or MSS, in the S-band in conjunction with ancillary terrestrial component, or ATC, which would allow us to integrate satellite based two-way communications services with land-based two-way communications services. The mobile devices utilizing this service could be used for a variety of communications applications, including voice, data and video services.

TerreStar's ability to effectively use ATC depends on its continued ability to license certain intellectual property from MSV, including patents covering ATC operations. TerreStar has a perpetual, royalty free license to such technology pursuant to its agreement with MSV.

During 2002, TerreStar entered into a contract with Space Systems/Loral, Inc. to purchase a satellite system, including certain ground infrastructure for use with the 2 GHz band. Principal construction of this satellite began in mid-2005. Terms of the contract include restricting certain cash balances in escrow accounts in favor of Loral. At the end of 2005, TerreStar executed a contract with Hughes Networks Systems, LLC for additional ground-based components of the system. The contract calls for regular payments over time of up to $38 million, excluding any optional services or components TerreStar elects to purchase. The satellite portion of the communications system being developed by TerreStar will ultimately include a main satellite, a spare satellite, ground-switching infrastructure, launch costs and insurance, among other things. The cost of the satellites alone could exceed $550 million. In August 2006, TerreStar exercised an option under its 2002 satellite construction contract with Space Systems/Loral to purchase a second satellite similar to the satellite currently under construction. The cost of this second satellite is expected to be $187 million, plus incentive payments. As of September 30, 2006, TerreStar paid $3 million under this option for the second satellite and an additional $10 million is expected to be paid in the fourth quarter of 2006. The second satellite is required as an on-ground spare for the ATC FCC spectrum license. In order to finance future payments, TerreStar will be required to obtain additional debt or equity financing, or may enter into various joint ventures to share the cost of development. There can be no assurance that such financing or joint venture opportunities will be available to TerreStar or available on terms acceptable to TerreStar. Although Motient is under no contractual obligation to provide such financing to TerreStar, Motient has contributed some of its excess cash to TerreStar. Motient's cash resources are not sufficient to fund TerreStar's total expected future funding requirements. The value of our investment in TerreStar could be negatively impacted if TerreStar cannot meet any such funding requirements.

TerreStar and MSV Ownership Changes

In May 2006, Motient entered into a series of agreements to consolidate the ownership of TerreStar under Motient and the ownership of MSV under SkyTerra, one of the other current investors in MSV and TerreStar. Pursuant to these transactions, Motient issued shares of its common stock in exchange for shares of TerreStar common stock, and exchanged limited partnership units of MSV for shares of SkyTerra common stock. We closed some of the transactions related to these agreements on September 25, 2006, which increased our ownership of TerreStar to 68% (61% on a fully-diluted basis), decreased our ownership of MSV to 17%, and resulted in the acquisition of approximately 45% of SkyTerra, each on a fully-diluted basis. The Company recorded a $197 million gain on the exchange of these investments.

Of the approximately 29.1 million shares of SkyTerra common stock Motient received, it has agreed to use its commercially reasonable efforts to dividend approximately 25.5 million shares to Motient shareholders. The shares of SkyTerra common stock that Motient holds are currently non-voting, but will become voting upon such dividend, or upon distribution or sale by Motient. In October 2006, Motient sold approximately 3.6 million shares of SkyTerra common stock pursuant to a resale registration statement filed by SkyTerra. Another stockholder of TerreStar, TMI Communications & Company, has contractual "tag-along" rights through early 2007. They have announced that they intend to exercise these rights in 2007. In addition, TerreStar option holders also have contractual tag-along rights that may be exercised. If these holders exercise their tag-along rights, our ownership of TerreStar would be significantly increased. This may result in Motient owning in excess of 85% of TerreStar's issued and outstanding stock by early 2007.

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

Terrestrial Wireless Business

On June 19, 2006, various subsidiaries of Motient entered into an asset purchase agreement with Geologic Solutions, Inc. and Logo Acquisition Corporation, a wholly-owned subsidiary of Geologic. The transaction closed on September 14, 2006.

In the transaction, Motient sold Logo most of the assets relating to Motient's terrestrial DataTac network and its iMotient platform for a nominal cash sum, and Logo assumed most of the post-closing liabilities relating to the terrestrial business. The assets and liabilities transferred were limited to those that relate to the current operations of Motient's terrestrial wireless network, and did not include any assets or liabilities related to TerreStar or MSV. Motient estimates that the transaction will save Motient $15 to $18 million in total future operating costs.

Our historical financial statements have been recast and our current financial statements have been prepared to reflect this business as a discontinued operation. The following tables depict the financial results and condition of those discontinued operations for the periods ended and as of the date indicated (dollars in thousands):

                                                                  Three Months     Three Months     Nine Months     Nine Months
                                                                     Ended            Ended            Ended           Ended
                                                                 September 30,    September 30,    September 30,   September 30,
                                                                      2006             2005             2006           2005
                                                                      ----             ----             ----           ----
Loss from discontinued operations consists of the following:
 Revenues                                                          $  1,727         $  3,163        $  5,630         $ 11,721
 Cost of equipment sold                                                   8             (105)            (22)            (843)
 Cost of services and operations                                     (4,803)          (3,853)        (15,430)         (16,676)
 Sales and advertising                                                 (662)            (220)         (1,376)            (749)
 General and administrative                                          (2,089)          (1,338)         (4,342)          (4,524)
 Restructuring charges                                                  ---              ---             ---           (5,665)
 Depreciation and amortization                                         (375)          (2,714)         (3,789)         (10,640)
 Loss on asset disposals                                                ---             (741)           (141)            (735)
 Loss on asset impairment                                               ---              ---          (2,721)             ---
 Other income                                                           ---            1,112             326            1,112
 Impairment of net assets of discontinued operations                 (3,406)             ---          (9,418)             ---
                                                                   --------         --------        --------         --------
    Total loss from discontinued operations                        $ (9,600)        $ (4,696)       $(31,283)        $(26,999)
                                                                   ========         ========        ========         ========

                                        December 31, 2005
                                        -----------------
Cash and cash equivalents                   $  1,250
Other current assets                           1,663
Property and equipment, net                    5,003
Intangible assets, net                         5,850
Other noncurrent assets                           36
Accounts payable and accrued expenses            (49)
Other current liabilities                       (976)
Long-term liabilities                           (343)
                                            --------
  Net assets of discontinued operations     $ 12,434
                                            ========

The 2006 impairment loss reflects the Company's loss on the sale based on the nominal purchase price and the expected carrying value of the net assets sold on the closing date less sales costs.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company and are unaudited. The consolidated financial statements include the accounts of Motient and its wholly and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Through September 25, 2006, the results of MSV have been accounted for pursuant to the equity method of accounting. The results of TerreStar have been consolidated with Motient since TerreStar's spin off from MSV and Motient's concurrent additional investment in TerreStar on May 11, 2005. Certain amounts from prior years have been reclassified to conform to the current year presentation, including the presentation of our terrestrial wireless business as a discontinued operation. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year. In the opinion of management, all adjustments (consisting of normal recurring adjustments unless otherwise indicated) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2006, and for all periods presented, have been made. Footnote disclosure has been condensed or omitted as permitted under Securities and Exchange Commission rules covering in interim financial statements.

Use of Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's most significant estimates relate to the valuation of its investments in TerreStar's intangible assets and MSV, the valuation of deferred income tax assets, the ability to realize tangible long-lived assets and the assumptions used to value stock compensation awards. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers highly liquid investments with original or remaining maturities at the time of purchase of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments.

Restricted Cash

The Company had approximately $63 million of restricted cash at September 30, 2006 held in money market escrow accounts. Of that amount, $55 million is reflected as a current asset and is restricted in accordance with the Company's satellite construction and preferred stock agreements and is expected to be paid before September 30, 2007. Approximately $8 million in restricted investments extends beyond September 30, 2007 and is related to security deposits, leases and the escrow deposits of the asset purchase agreement between various subsidiaries of Motient, Geologic Solutions, Inc. and Logo Acquisition Corporation. At December 31, 2005, the Company had approximately $110 million of restricted cash.

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

The Company reviews and accounts for impairment of long-lived assets under SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. The Company reviews its assets for impairment, at a minimum, on an annual basis and immediately recognizes an impairment in interim periods.

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

Revenue from our discontinued operations was primarily generated through airtime services agreements, under which revenue is recognized when services are performed and in accordance with the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition and Emerging Issues Task Force ("EITF") No. 00-21, Accounting For Revenue Arrangements With Multiple Deliverables, including deferral of revenue for portions of fees associated with activation of a subscriber.

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

Satellite Under Construction

Satellite under construction, a component of property and equipment, is stated at cost and aggregated $177 million and $71 million at September 30, 2006 and December 31, 2005, respectively. These costs consist primarily of the cost of satellite construction and will include launch costs, launch insurance and insurance during the period of in-orbit testing, the net present value of any performance incentives expected to be payable to the satellite manufacturers, costs directly associated with the monitoring and support of satellite construction and interest costs incurred during the period of satellite construction. Satellite construction and launch services have generally been or will be procured under long-term contracts that provide for payments by us over the contract periods.

Assets Held for Sale

Assets held for sale as of September 30, 2006 includes $0.3 million of certain 800 MHz frequencies which we ceased use of during the second quarter of 2006 and $0.3 million of previously idle frequencies. The $0.3 million that was recorded in the second quarter of 2006 relating to the net book value of the remaining 800 MHz frequencies less a second quarter 2006 impairment charge of $2.7 million based on the Company's current estimate of potential sales proceeds, less cost to sell, of each individual frequency. The impairment charge is reflected as a component of Loss from discontinued operations. The Company expects to sell these frequencies by June 30, 2007.

Research and Development Costs

Research and development costs are expensed as incurred. Such costs include development efforts on the TerreStar satellite system and expenses associated with external development agreements. We expect these costs from TerreStar to increase in the future as development efforts on its satellite system accelerate.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), "Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95" ("SFAS 123R"), applying the modified prospective method. Prior to the adoption of SFAS 123R, the Company applied the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") in accounting for its stock-based awards, and accordingly, recognized no compensation costs for its stock option plans other than for instances where APB 25 required variable plan accounting related to performance-based stock options, stock option modifications and restricted stock awards. Under the modified prospective method, SFAS 123R applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled. Compensation expense recognized during the nine months of 2006 includes the portion vesting during the period for (1) all share-based payments granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated using the Black-Scholes option pricing model. Since our adoption of SFAS 123R, there have been no changes to our equity plans. In September 2006, the Company accelerated the vesting of all the outstanding restricted stock and options of the former Motient Board of Directors. As a result of the Company's decision to adopt the standard using the modified prospective method, prior period results have not been restated. Compensation expense recorded in the three and nine months ended September 30, under SFAS 123R is as follows (in thousands):

                                                                   Three Months          Nine Months
                                                                      Ended                 Ended
                                                                September 30, 2006    September 30, 2006
                                                                ------------------    ------------------
Related to stock options granted prior to December 31, 2005          $ 7,708               $14,097
Related to stock options granted during 2006                           9,896                14,530
Restricted stock awarded prior to December 31, 2005                      ---                   ---
Restricted stock awarded during 2006                                   2,646                 6,064
                                                                     -------               -------
  Stock-based compensation from continuing operations                 20,250                34,691
  Stock-based compensation from discontinued operations                3,240                 4,862
                                                                     -------               -------
  Total stock-based compensation                                     $23,490               $39,553
                                                                     =======               =======

Included in continuing operations for the three months and nine months ended September 30, 2006 is the impact of revising the requisite service period related to stock compensation awards previously-granted to TerreStar employees and certain Motient executives. This revised estimate was a shortening of the service period from previous estimates to September 25, 2006, the closing date of the TerreStar and MSV ownership exchanges described in Note 1. In accordance with the stock compensation awards, that transaction qualifies as an event which triggers automatic acceleration of all the outstanding unvested awards.

Similarly, included in discontinued operations for the three months and nine months ended September 30, 2006 is the impact of shortening the requisite service period related to stock compensation awards previously-granted to certain Motient employees due to the automatic acceleration which occurred upon the closing of the sale of our terrestrial wireless business ( as described in Note 1) on September 14, 2006.

In November 2005, the Company granted an aggregate of 155,000 shares of restricted stock to three executives, which will vest upon the completion of strategic events, generally involving a change of control, which had not occurred as of December 31, 2005. Through December 31, 2005, the Company had not recorded any compensation charges associated with the grants, as they were assigned a zero probability of vesting. On March 9, 2006, the Company amended certain provisions regarding these restricted shares. Based upon a then 30% probability that the restricted stock would vest pursuant to the amended provisions, the Company recorded a compensation charge associated with the restricted stock in the amount of $1.0 million during the first quarter of 2006. These restricted shares vested on September 25, 2006, and the full compensation charge has been included in the results of operations for the nine months ended September 30, 2006.

In August 2006, the Company granted an aggregate of 300,000 shares of restricted stock to members of its current and former Board of Directors.

Before adoption of SFAS 123R, pro forma disclosures were used to reflect the potential impact of accounting under the fair value measurements of SFAS 123R rather than under the intrinsic value measurements under APB 25. The following tables provide information regarding the fair value of stock options granted during the nine months ended September 30, 2006 and 2005 and relevant pro forma information regarding stock-based compensation for the three and nine months ended September 30, 2005. The value of restricted stock awards is computed as the value of the shares awarded on the date of the award under both SFAS 123R and APB 25.

                                                     Nine Months           Nine Months
                                                 Ended September 30,    Ended September 30
                                                        2006                   2005
                                                        ----                   ----
Weighted fair value of stock options granted:
  To acquire Motient common stock                      $ 7.53                $21.34
  To acquire TerreStar common stock                    $ 6.36                $17.39

Weighted average assumptions:
  Motient stock options:
     Risk-free interest rate                             4.62%                 2.86%
     Dividend yield                                       ---                   ---
     Expected volatility                                   84%                  711%
     Expected option life in years                        5.3                    10
  TerreStar stock options:
     Risk-free interest rate                             4.64%                 4.02%
     Dividend yield                                       ---                   ---
     Expected volatility                                 36.0%                 72.0%
     Expected option life in years                        1.6                   6.5


                                                                       Three Months        Nine Months
                                                                          Ended              Ended
                                                                       September 30,      September 30,
                                                                           2005               2005
                                                                           ----               ----
Net loss attributable to common stockholders, as reported               $(20,118)          $(77,035)
Add back recorded stock-based compensation expense:
  Motient compensation expense                                             1,294             12,593
Deduct stock-based compensation expense as if recorded under the fair valuemethod:
  Motient compensation expense                                            (1,536)           (14,705)
                                                                        --------           --------
     Pro forma net loss                                                 $(20,360)          $(79,147)
                                                                        ========           ========
Basic and Diluted loss per share:
   As reported                                                          $  (0.32)          $  (1.24)
   Pro forma                                                            $  (0.33)          $  (1.28)

The aggregate intrinsic value (defined as the spread between the market value of the Company's common stock as of the end of the period and the exercise price of the stock options) for Motient stock options outstanding and exercisable as of September 30, 2006 was $339,159 of which $258,166 relates to discontinued operations. Similarly, for TerreStar options (as computed based on TerreStar's estimated market value), the aggregate intrinsic value of its stock options outstanding and exercisable was $18,776,555 as of such date.

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

The following is a summary of nonvested stock awards activity:

                                 Stock options             Restricted Stock
                                 -------------             ----------------

                                          Weighted                    Weighted
                                           Average                     Average
                                            Grant                       Grant
                             Number       Date Fair       Number      Date Fair
                            of Shares       Value        of Shares      Value
                            ---------       -----        ---------      -----

Motient:
  Nonvested as of
  December 31, 2005           319,134     $   21.03            ---         ---
  Granted                     260,000     $    7.53        455,000    $   16.31
  Vested                     (359,421)    $   17.53       (343,000)   $   17.28
  Cancelled                   (49,713)    $   15.71            ---         ---
                            ---------                    ---------
  Nonvested as of
  September 30, 2006          170,000     $    9.35        112,000    $   13.35
                            =========                    =========
TerreStar:
  Nonvested as of
  December 31, 2005           713,593     $   17.39            ---         ---
  Granted                   2,241,000     $    6.36            ---         ---
  Vested                   (2,954,593)    $    9.02            ---         ---
  Cancelled                       ---           ---            ---         ---
                           ----------                    ---------
  Nonvested as of
  September 30,2006               ---           ---            ---         ---
                           ==========                    =========

At September 30, 2006, there was $3 million and $0 total pre-tax unrecognized stock-based compensation costs related to Motient's and TerreStar's options and restricted stock, respectively.

Earnings (loss) Per Share

The company accounts for earnings per share ("EPS") in accordance with SFAS 128 "Earnings Per Share", which requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and the denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

Basic and diluted EPS are computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. This includes the reported net income plus the loss attributable to preferred stock dividends and accretion. Basic EPS excludes the effect of potentially dilutive securities while diluted EPS reflects the potential dilution that would occur if securities to issue common stock were exercised, converted into or resulted in the issuance of common stock. Common stock equivalents consist of common stock issuable under the assumed exercise of stock options and warrants, computed based on the treasury stock method, and the assumed conversion of the Company's issued and outstanding preferred stock Common stock equivalents are not included in the dilutive EPS calculations to the extent their inclusion would be anti dilutive.

                                                                      For the Quarter Ended September 30, 2006
                                                     -------------------------------------------------------------------------
                                                         Basic       Effect of     Effect of       Effect of       Diluted
                                                       Earnings      Dilutive      Dilutive       Convertible      Earnings
                                                       Per Share     Options       Warrants      Preferred Stock   Per Share
                                                     -------------------------------------------------------------------------
Income from continuing operations                      $ 147,762     $ 147,762     $ 147,762     $ 147,762         $ 147,762
Loss from discontinued operations                         (9,600)       (9,600)       (9,600)       (9,600)           (9,600)
                                                       ---------     ---------     ---------     ---------         ---------

Net income                                               138,162       138,162       138,162       138,162           138,162
  Less
  Dividends on Series A and Series B
  Cumulative Convertible Preferred Stock                  (5,960)       (5,960)       (5,960)          ---               ---
  Accretion of issuance costs associated with
  Series A and Series B Cumulative
  Convertible Preferred Stock                             (1,020)       (1,020)       (1,020)          ---               ---
                                                       ---------     ---------     ---------     ---------         ---------

Net income available to Common Stockholders            $ 131,182     $ 131,182     $ 131,182     $ 138,162         $ 138,162
                                                       =========     =========     =========     =========         =========

Earnings Per Share - Continuing Operations             $    2.21     $    2.21     $    2.11     $    1.87         $    1.87
                                                       =========     =========     =========     =========         =========

Loss Per Share - Discontinued Operations               $   (0.15)    $   (0.15)    $   (0.15)    $   (0.15)        $   (0.15)
                                                       =========     =========     =========     =========         =========

Earnings Per Share available to Common
  Stockholders                                         $    2.06     $    2.06     $    1.97     $    1.75         $    1.75
                                                       =========     =========     =========     =========         =========
Weighted average Common Shares outstanding -
    basic                                                 63,782        63,782        63,782        63,782            63,782
    Effect of dilutive options                               ---            30            30            30                30
    Effect of dilutive warrants                              ---           ---         2,832         2,832             2,832
    Effect of convertible Preferred Stock                    ---           ---           ---        12,255            12,255
                                                       ---------     ---------     ---------     ---------         ---------
Weighted average Common Shares outstanding -
    dilutive                                              63,782        63,812        66,644        78,899            78,899
                                                       =========     =========     =========     =========         =========
                                                                     For the Nine Months Ended September 30, 2006
                                                     -------------------------------------------------------------------------
                                                         Basic       Effect of     Effect of       Effect of       Diluted
                                                       Earnings      Dilutive      Dilutive       Convertible      Earnings
                                                       Per Share     Options       Warrants      Preferred Stock   Per Share
                                                     -------------------------------------------------------------------------
Income from continuing operations                      $ 107,315     $ 107,315      $ 107,315      $ 107,315      $ 107,315
Loss from discontinued operations                        (31,283)      (31,283)       (31,283)       (31,283)       (31,283)
                                                       ---------     ---------      ---------      ---------      ---------

Net income                                                76,032        76,032        76,032        76,032            76,032
  Less
    Dividends on Series A and Series B
    Cumulative Convertible Preferred Stock               (17,653)      (17,653)      (17,653)      (17,653)          (17,653)
    Accretion of issuance costs associated with
    Series A and Series B Cumulative
    Convertible Preferred Stock                           (2,994)       (2,994)       (2,994)       (2,994)           (2,994)
                                                       ---------     ---------     ---------     ---------         ---------

                                                                     For the Nine Months Ended September 30, 2006
                                                     -------------------------------------------------------------------------
                                                         Basic       Effect of     Effect of       Effect of       Diluted
                                                       Earnings      Dilutive      Dilutive       Convertible      Earnings
                                                       Per Share     Options       Warrants      Preferred Stock   Per Share
                                                     -------------------------------------------------------------------------
Net income available to Common Stockholders            $  55,385     $  55,385     $  55,385     $  55,385         $  55,385
                                                       =========     =========     =========     =========         =========

Earnings Per Share - Continuing Operations             $    1.37     $    1.37     $    1.30     $    1.30         $    1.30
                                                       =========     =========     =========     =========         =========

Loss Per Share - Discontinued Operations               $   (0.49)    $   (0.49)    $   (0.49)    $   (0.49)        $   (0.49)
                                                       =========     =========     =========     =========         =========

Earnings Per Share available to Common
  Stockholders                                         $    0.87     $    0.87     $    0.83     $    0.83         $    0.83
                                                       =========     =========     =========     =========         =========

Weighted average Common Shares outstanding -
  basic                                                   63,375        63,375        63,375        63,375            63,375
    Effect of dilutive options                               ---            31            31            31                31
    Effect of dilutive warrants                              ---           ---         3,361         3,361             3,361
    Effect of convertible Preferred Stock                    ---           ---           ---           ---               ---
                                                       ---------     ---------     ---------     ---------         ---------

Weighted average Common Shares outstanding -
  dilutive                                                63,375        63,406        66,767        66,767            66,767
                                                       =========     =========     =========     =========         =========

As of September 30, 2006 and 2005, there were 90,000 and 408,500 shares of Series A Cumulative Convertible Preferred Stock and 318,500 and 0 shares of Series B Cumulative Convertible Preferred Stock, respectively outstanding which were entitled to be converted into a total of 12,255,000 shares of Motient common stock. As of September 30, 2006 and 2005, there were outstanding warrants to acquire approximately 5,730,320 and 6,740,376 shares, respectively of Motient common stock and outstanding options to purchase 903,645 and 371,743 shares, respectively of Motient common stock.

3. RELATED PARTY TRANSACTIONS

The Company made cash payments of $0.6 million and $2.8 million to related parties for service-related obligations during the three and nine months ended September 30, 2006, respectively. Of that amount, $0.3 million and $1.8 million, respectively, was paid to MSV for consulting services related to TerreStar and $0.3 million and $1.0 million, respectively was paid to Capital & Technology Advisors ("CTA"), a consulting and private advisory firm specializing in the technology and telecommunications sectors. CTA's founder, Jared Abbruzzese, serves as chairman of the Board of TerreStar Networks. CTA has been engaged to act as consultants to Motient. As consideration for this work, Motient has agreed to pay to CTA a monthly fee of $100,000, which increased from $60,000 per month in November 2005. This engagement terminates on November 30, 2006 and will not be renewed. For the three and nine months ended September 30, 2005, $0.2 million and $1.6 million, respectively was paid to CTA for consulting services and $1.6 and $1.7 million, respectively was paid to MSV for consulting services related to TerreStar.

4. COMMON AND PREFERRED STOCK

Common Stock
------------

In May 2005, the Company repurchased 2,900,000 shares of its common stock for an aggregate $57 million from various investors, and from September through December 2005, Motient repurchased an additional 587,102 shares of its common stock for approximately $10 million. In April 2006 and June 2006, the Company repurchased a combined 464,100 shares of its common stock for an aggregate $7 million. The repurchased shares are included in treasury stock and are available for general corporate purposes.

On September 7, 2006, Motient completed a rights offering for its common stock. In the offering, Motient sold 2,135,240 shares of common stock at a price of $8.57 per share for net proceeds of $18.3 million. The rights offering was open to the Company's stockholders of record as of December 17, 2004 who had not participated in the Company's private placement of common stock in November 2004. Each eligible record holder received a right to purchase 0.103 shares of Motient common stock for each share of common stock held on the record date.

Series A and Series B Cumulative Convertible Preferred Stock
------------------------------------------------------------

The Company accounts for Series A and Series B Cumulative Convertible Preferred Stock under Accounting Series Release 268. "Redeemable Preferred Stocks". On April 15, 2005, Motient sold 408,500 shares of Series A Cumulative Convertible Preferred Stock, $0.01 par value, in a private placement exempt from the registration requirements of the Securities Act of 1933. Motient received cash proceeds, net of $17.5 million in placement agent commissions and other fees (before escrowing a portion of the proceeds as required under the terms of the preferred stock, described below) of approximately $391 million. On October 26, 2005, Motient exchanged $318.5 million face amount of its Series A Preferred Stock for Series B Preferred stock, with substantially identical economic terms. If any shares of Series A or Series B Preferred remain outstanding on April 15, 2010, Motient is required to redeem such shares for an amount equal to the purchase price paid per share plus any accrued but unpaid dividends on such shares. In addition, Motient granted warrants exercisable for an aggregate of 154,109 shares of Motient common stock to the purchasers. The warrants have a term of five years and an exercise price equal to $26.51 per share, and were all vested by September 8, 2006.

5. COMMITMENTS AND CONTINGENCIES

As of September 30, 2006, we had the following outstanding cash contractual operating commitments in addition to the preferred stock commitments described above:

                                                                                                       More than 5
                                            Total         <1 Year        1-3 Years        3-5 Years       Years
                                            -----         -------        ---------        ---------       -----
(in thousands)
TerreStar Satellite (1)                   $292,033        $156,663        $135,370        $    ---      $   ---
Operating leases                            10,581           1,917           5,599           3,065          ---
                                          --------        --------        --------        --------      -------
Continuing Operations                      302,614         158,580         140,969           3,065          ---
Discontinued Operations (2)                    354             184             157              13          ---
                                          --------        --------        --------        --------        -----
Total Contractual Cash Obligations        $302,968        $158,764        $141,126        $  3,078      $   ---
                                          ========        ========        ========        ========      =======

(1) These commitments include time payments related to the satellite construction contract with Space Systems/Loral, Inc. and the ground-based satellite beam access subsystem contract with Hughes Network Systems, LLC. TerreStar 1 is scheduled to be completed in November 2007 and TerreStar 2 is scheduled to be completed in the second quarter of 2009.
(2) These commitments generally contain provisions that provide for an acceleration of rent upon a default by us, except that certain long-term real estate leases, categorized as Operating Leases, may not contain such provisions.

On November 21, 2005, Motient entered into employment agreements with three executives. On March 9, 2006, the Company amended these agreements, but such amendments did not change cash compensation or employment terms. One of these agreements terminated on September 28, 2006, one was amended on September 22, 2006 and the third was amended on November 1, 2006.

6. LEGAL AND REGULATORY MATTERS

Legal

On April 12, 2006, an entity controlled by James D. Dondero, a former director of the Company, made a demand to inspect Motient's books and records under
Section 220(b) of the Delaware General Corporation Law. Motient denied this request on April 20 as inappropriate for a number of reasons including (but not limited to) the lack of a proper purpose for the demand and the continuing refusal by Mr. Dondero and Highland to respond to discovery requests in the several pending lawsuits. On April 25, the entity filed suit under Section 220 in the Court of Chancery of the State of Delaware. On July 6, 2006, the court dismissed the suit. The plaintiff has appealed the court's ruling.

On June 19, 2006, another entity controlled by James D. Dondero filed a lawsuit in the District Court of Travis County, Texas alleging that Motient's proposed transaction with SkyTerra to consolidate the ownership of MSV violates the Investment Company Act of 1940. The plaintiff asked the Court to, among other things, declare the proposed transaction unenforceable, rescind the agreement with SkyTerra and enjoin the registration statement required by the SkyTerra agreements. Highland also named Capital Technology Advisors, Inc., (CTA) in the suit, and seeks rescission of Motient's contracts with CTA. A preliminary hearing on the injunction has been set for early September 2006. Motient removed the case to the United States District Court for the Western District of Texas, Austin Division, and subsequently filed a motion to dismiss; the plaintiff moved to remand the case to state court. Both motions have been fully briefed and were argued to the Court on October 4, 2006. The parties are awaiting the Court's disposition of the motions.

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

On November 8, 2004, the FCC issued an order granting MSV the first ATC license ever granted by the FCC. The FCC also approved several of MSV's waiver requests, allowing MSV to enhance its service coverage further, but it specifically deferred its ruling on other MSV waiver requests at that time. On February 25, 2005, the FCC issued a revised set of rules for ATC. The decision clarified the outstanding technical issues left open by the February 2003 and November 2004 decisions. In particular, these revised rules allow MSV to (i) increase significantly the reuse of its frequencies for ATC, resulting in enhanced ATC capacity and coverage and (ii) increase base station power, permitting MSV to deploy base stations in a more cost-effective manner and to offer innovative services. MSV has filed an application for approval from the FCC to modify its ATC license to conform to the revised rules. In the interim, MSV can operate an ATC network pursuant to the November 2004 decision.

The February 2003, November 2004 and February 2005, orders set forth various limitations and conditions necessary to the use of ATC by MSV. There can be no assurances that such conditions will be satisfied by MSV, or that such limitations will not be unnecessarily burdensome. One of MSV's competitors has asked the FCC to review the November 2004 and February 2005 decisions. We cannot predict the outcome of this review.

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

TerreStar Licenses

TMI Communications ("TMI"), a shareholder of TerreStar, holds an approval issued by Industry Canada for a 2 GHz space station authorization and related spectrum licenses for the provision of Mobile Satellite Service, or MSS, in the 2 GHz band in Canada, as well as an authorization from the FCC for the provision of MSS in the 2 GHz band in the United States. These authorizations are subject to various milestones relating to the construction, launch and operational date of the system. TMI is contractually obligated to transfer the authorizations to an entity designated by TerreStar that is eligible to hold the authorizations, subject to obtaining the necessary regulatory approvals.

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

In June 2004, upon review of the International Bureau's decision, the FCC agreed to waive aspects of the first milestone requirement applicable to TMI's MSS authorization and, therefore reinstated that authorization, along with the application to transfer TMI's MSS authorization to TerreStar. The FCC also modified the milestone schedule applicable to TMI's MSS authorization. TMI recently certified to the FCC its compliance with the second and third milestones under its MSS authorization. The FCC is currently reviewing that certification for compliance with the requirements of TMI's MSS authorization. The application to transfer TMI's MSS authorization to TerreStar is still pending before the FCC and will need to be modified to reflect certain changes in ownership of TerreStar and the eventual transfer of the Canadian MSS authorization to TerreStar Canada. Furthermore, TMI's letter of intent will have to be modified to reflect technical changes to the satellite and a change in the orbital location specified in the Canadian MSS authorization. The remaining milestones relate to satellite launch and operation, and are in November 2007 and 2008, respectively.

On July 26, 2005, Industry Canada modified TMI's S-band authorization to provide for a 2 x 10 MHz reservation (20 MHz in total). Specifically, this reservation consists of 7 MHz in each direction, with an additional 3 MHz in each direction available on the condition that it does not constrain the entry of another MSS operator into the Canadian market.

In December 2005, the FCC provided TMI a reservation of 2 x 10 MHz (20 MHz in total) of spectrum within the 2 GHz MSS band. TMI does not yet have a specific spectrum assignment within that band, because current FCC rules do not allow it to request a specific assignment until such time as its satellite reaches its intended orbit. TMI's current spectrum reservation from the FCC reflects the December 2005 order dividing all of the then available S-band MSS spectrum between the two 2 GHz MSS licensees, TMI and ICO Satellite ("ICO") Services. TMI and ICO were the only remaining S-band authorization holders whose authorizations had not been surrendered or cancelled by the FCC, and in the December 2005 order the FCC rejected proposals to make recaptured 2 GHz spectrum available to new MSS applicants or to non-MSS services. Several parties have challenged the December 2005 ruling and the revocation of their S-band authorizations, and we cannot predict the outcome of these challenges.

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

7. CONSOLIDATION OF TERRESTAR

The following table sets forth our unaudited pro forma results of operations for the three and nine months ended September 30, 2005 reflecting our purchase of the TerreStar assets. The pro forma results are based on our historical financial statements and the historical financial statements of the operations of TerreStar. The unaudited pro forma statements of operations present the transaction as if the transaction occurred on January 1, 2005. The pro forma results are presented for informational purposes only and are not intended to be indicative of either future results of our operations or results that might have been achieved had the transactions actually occurred since the beginning of the fiscal period (in thousands).


                      Motient Corporation and Subsidiaries
                         Selected Consolidated Pro-forma
                              Results of Operations

                                              Three Months Ended     Nine Months Ended
                                              September 30, 2005     September 30, 2005
Loss from continuing operations                         $ (8,892)             $(27,312)
Net loss from continuing operations                     $(15,422)             $(50,955)
Loss per share from continuing operations               $  (0.25)             $  (0.82)


8.  INVESTMENT IN MSV

Until September 25, 2006, the Company used the equity method of accounting for its investment in MSV. The Company considered whether the fair value of its investment had declined below its carrying value whenever adverse events or circumstances indicated that the recorded value may not be recoverable. Upon the exchange of limited partnership units of MSV for shares of SkyTerra common stock our ownership of MSV decreased to 17% and we now account for our investment under the cost method. Summarized income statement information of MSV for the three and nine months ended September 30, 2006 and 2005 is as follows (in millions):

                                       Three Months                  Nine Months
                                     Ended September 30,          Ended September 30,
                                       2006       2005              2006       2005
                                       ----       ----              ----       ----
Total revenues                       $   9.3    $   7.9           $  26.8    $  22.6
Total operating expenses                18.5       27.0              58.5       61.5
                                     -------    -------           -------    -------
Operating loss                          (9.2)     (19.1)            (31.7)     (38.9)
Other income (expense)                  (7.4)      12.4             (13.7)       5.5
                                     -------    -------           -------    -------
 Loss from continuing operations     $ (16.6)   $  (6.7)          $ (45.4)   $ (33.4)
                                     =======    ========          ========   ========

9. INVESTMENT IN SKYTERRA

On September 25, 2006, Motient received approximately 29.1 million shares of SkyTerra common stock which resulted in the acquisition of approximately 45% of SkyTerra, on a fully diluted basis. The Company uses the cost method to account for its investment in SkyTerra as the shares of SkyTerra common stock that Motient holds are currently non-voting, but will become voting upon a dividend of the shares or upon distribution or sale of the shares by Motient.

10. OTHER COMPREHENSIVE INCOME

Other comprehensive income consists of the mark-to-market adjustment for our investment in SkyTerra. We account for this investment in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and consider the securities as "Available for Sale".

11. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flows information for the nine months ended September 30, 2006 and 2005 is presented in the following table (in thousands):

                                                                                 2006           2005
                                                                                 ----           ----
Non-cash investing and financing activities:
Gain on exchange of investment                                               $ 196,905     $     ---
Increase in intangible assets due to exchange of investments                 $ (59,398)    $     ---
Other comprehensive loss                                                     $ (52,293)    $     ---
Accrued Satellite under construction                                         $  17,671     $     ---
Amortization of deferred financing fees related to
Series A Cumulative Convertible Preferred Stock                              $   2,994     $   1,377
Dividends payable on Series A and Series B
Cumulative Convertible Preferred Stock                                       $  17,653     $  10,791
Issuance of common stock                                                     $     ---     $ 370,980
Issuance of common stock purchase warrants                                   $     ---     $  57,255
Exercise and Expiration of common stock warrants                             $    (820)    $  (6,445)

12. SUBSEQUENT EVENTS

On October 10, 2006, Motient sold 3,573,216 shares of SkyTerra common stock for net proceeds of $46,950,589.

On October 16, 2006 and October 20, 2006 Motient Ventures Holding Inc. ("MVH"), a wholly owned subsidiary of the Company, purchased 491,320 and 982,640 shares of common stock of TerreStar from TerreStar for $15.0 million and $30 million, respectively pursuant to a Stock Purchase Agreement by and between MVH and TerreStar. These purchases increased Motient's ownership of TerreStar to 70% on a non-diluted basis.

On November 8, 2006 TerreStar signed a contract with Arianespace to launch the TerreStar-1 satellite.

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

Our Business Segments

Motient Corporation (with its subsidiaries, "Motient" or the "Company") currently owns two wireless communications businesses. Our primary business is TerreStar Networks Inc. ("TerreStar"), a development stage company in the process of building its first satellite. In addition, as of September 30, 2006, we own 17% of another satellite communications company, called Mobile Satellite Ventures LP, ("MSV"), and 45% of MSV's parent, SkyTerra Communications, Inc. ("SkyTerra"). We do not have operating control of the business of either MSV or SkyTerra. Our investments in TerreStar and MSV are governed by stockholder agreements with the other equity owners of those entities, and our interest in SkyTerra is non-voting.

Through September 14, 2006, we also provided two-way terrestrial wireless data communications services. On September 14, 2006, we sold most of the assets and liabilities relating to that business. The accompanying financial statements, including those for prior periods, present our terrestrial wireless business as a discontinued operation. Pursuant to such presentation, the Company's continuing operations are reflected as a single operating segment.

TerreStar

TerreStar was created to develop business opportunities related to the proposed receipt of certain licenses to operate a satellite communications system in the 2 GHz band, also known as the "S-band".

We anticipate that TerreStar will allow us to provide Mobile Satellite Service, or MSS, in the S-band in conjunction with ancillary terrestrial component, or ATC, which would allow us to integrate satellite-based two-way communications services with land-based two-way communications services. The mobile devices utilizing this service could be used for a variety of communications applications, including voice, data and video services. ATC can enhance satellite availability, efficiency and economic viability by terrestrially reusing at least some of the frequencies that are allocated to the satellite systems.

During 2002, TerreStar entered into a contract with Space Systems/Loral, Inc. to purchase a satellite system, including certain ground infrastructure for use with the 2 GHz band. Principal construction of this satellite began in mid-2005. Terms of the contract include restricting certain cash balances in escrow accounts in favor of Loral. At the end of 2005, TerreStar entered into a letter of intent to execute, and in January 2006, TerreStar executed a contract with Hughes Networks Systems, LLC for additional ground-based components of the system. The contract calls for regular payments over time of up to $38 million, excluding any optional services or components TerreStar elects to purchase. The communications system being developed by TerreStar will ultimately include a main satellite, a spare satellite, ground-switching infrastructure, launch costs and insurance, among other things. The cost of the satellite system alone could exceed $550 million. In August 2006, TerreStar exercised an option under its 2002 satellite construction contract with Space Systems/Loral to purchase a second satellite similar to the satellite currently under construction. The cost of this second satellite is expected to be $187 million, plus incentive payments. As of September 30, 2006, TerreStar paid $3 million under this option for the second satellite and $10 million is expected to be paid in the fourth quarter of 2006. The second satellite is required as an on-ground spare for the ATC FCC spectrum license. In order to finance future payments, TerreStar will be required to obtain additional debt or equity financing, or may enter into various joint ventures to share the cost of development. There can be no assurance that such financing or joint venture opportunities will be available to TerreStar or available on terms acceptable to TerreStar. Although Motient is under no contractual obligation to provide such financing to TerreStar, Motient has contributed some of its excess cash to TerreStar. Motient's cash resources are not sufficient to fund TerreStar's total expected future funding requirements. The value of our investment in TerreStar could be negatively impacted if TerreStar cannot meet any such funding requirements.

TerreStar and MSV Ownership Changes

In May 2006, Motient entered into a series of agreements to consolidate the ownership of TerreStar under Motient and the ownership of MSV under SkyTerra, one of the other current investors in MSV and TerreStar. Pursuant to these transactions, Motient issued shares of its common stock in exchange for shares of TerreStar common stock, and exchanged limited partnership units of MSV for shares of SkyTerra common stock. We closed some of the transactions related to these agreements on September 25, 2006, which increased our ownership of TerreStar to 68% (61% on a fully diluted basis), decreased our ownership of MSV to 17%, and resulted in the acquisition of approximately 45% of SkyTerra, each on a fully-diluted basis.

Of the approximately 29.1 million shares of SkyTerra common stock Motient received, it has agreed to use commercially reasonable efforts to dividend approximately 25.5 million shares to Motient shareholders. The shares of SkyTerra common stock that Motient holds are currently non-voting, but will become voting upon such dividend, or upon distribution or sale by Motient.

Motient has also sold approximately 3.6 million shares of SkyTerra common stock pursuant to a resale registration statement filed by SkyTerra. Another stockholder of TerreStar, TMI Communications & Company, has contractual "tag-along" rights through early 2007. They have announced that they intend to exercise these rights in 2007. In addition, TerreStar option holders also have contractual tag-along rights that may be exercised, most likely in the fourth quarter of 2006. If these holders exercise their tag-along rights, our ownership of TerreStar would be significantly increased. This may result in Motient owning in excess of 85% of TerreStar's issued and outstanding sock by early 2007.

Results of Operations

We consolidate TerreStar's operating results into our financial statements, and we account for our ownership interest in MSV/SkyTerra using the cost method.

Expenses

The tables below summarize, for the periods indicated, a period-over-period comparison of the key components of our continuing operating expenses. Please note that 2006 includes expenses related to TerreStar which were not consolidated in the first quarter of 2005.

                                                  Three Months Ended September 30,
                                     --------------------------------------------------------
Summary of Expenses                    2006(1)      2005 (2)        Change        % Change
-------------------                    -------      --------        ------        --------
(dollars in millions)
Research and Development                   2.4          1.4               1            71%
Selling, General and
Administrative                            30.6          6.2            24.4           394%
Depreciation and Amortization              1.5          1.3             0.2            15%
                                       -------       ------         -------           ---
       Total Costs and Expenses        $  34.5       $  8.9         $  25.6           288%
                                       =======       ======         =======           ===

(1) Includes non-cash stock-based compensation expense of $20.3 million in General and Administrative.
(2) Includes non-cash stock-based compensation expense of $1.8 million in General and Administrative.

                                                 Nine Months Ended September 30,
                                     --------------------------------------------------------
Summary of Expenses                    2006(1)      2005 (2)        Change        % Change
-------------------                    -------      --------        ------        --------
(dollars in millions)
Research and Development                   5.4           1.8            3.6           200%
Selling, General and
Administrative                            59.5          22.0           37.5           170%
Depreciation and Amortization              4.1           2.1            2.0            95%
                                       -------       -------        -------           ---
       Total Costs and Expenses        $  69.0       $  25.9        $  43.1           166%
                                       =======       =======        =======           ===

(1) Includes non-cash stock-based compensation expense of $34.7 million in General and Administrative.
(2) Includes non-cash stock-based compensation expense of $12.0 million in general and Administrative.

Research and Development: Research and development expenses increased for the three and nine months ended September 30, 2006 as compared to the same periods for 2005 due to the commencement of various TerreStar R&D projects as well as a change in the management of pre-existing R&D projects from external consultants to TerreStar personnel.

Selling, General and Administrative: Our aggregate expenses, including TerreStar expense, in this area increased $24.4 million and $37.5 million for the three and nine months ended September 30, 2006, respectively as compared to the same periods for 2005. The change in general and administrative expenses was primarily attributable to:

For the three months ended September 30, 2006 as compared to the same period for 2005,

     o $15.6 million of the increase relates to stock-based compensation; consisting of a $(0.7) million decrease in stock-based compensation which is now included in discontinued operations as it relates to the closing of our September 14, 2006 asset sale and $16.3 million of expense related to the closing of our September 25, 2006 TerreStar and MSV ownership consolidation transaction,
     o $2.8 million in stock-based compensation granted to our board of directors,
     o $4.4 million consists of an increase in consulting and advisory fees, primarily related to the development of TerreStar's network,
     o salaries and other employee compensation increased $0.3 million; TerreStar's employee compensation increased by $1.6 million, which was offset by a reduction in corporate employee compensation of $1.3 million,
     o corporate legal fees decreased $0.2 million due to lower third quarter costs for our litigation defense efforts.

     For the nine months ended September 30, 2006 as compared to the same period for 2005,

     o $31.5 million of the increase relates to the accelerated vesting of employee stock-based compensation, consisting of $4.7 million in Motient stock options related to the closing of our September 14, 2006 asset sale and $26.8 million of expense related to the closing of our September 25, 2006 TerreStar and MSV ownership consolidation transaction,
     o consulting and advisory fees decreased $7.8 million, consisting of a $9.0 million decrease in stock issued to advisors as a result of our 2005 corporate financing activities, a decrease of $1.1 million in corporate consulting fees and an increase of $2.3 million in TerreStar consulting expenses,
     o legal fees increased $6.5 million consisting of $3.8 million in litigation defense for efforts the first half of 2006 and $2.7 million of TerreStar legal costs,
     o salaries and other employee compensation increased $3.8 million primarily due to the building of the TerreStar organization,
     o audit expense increased $0.8 million due to additional resources needed to support TerreStar growth.

We anticipate our selling, general and administrative expenses will increase in the future as we expand our efforts on TerreStar to build its integrated mobile satellite and terrestrial communications network.

Depreciation And Amortization: Consists primarily of the amortization of TerreStar's intangible assets of $1.4 and $4.0 million for the three and nine months ended September 30, 2006, respectively. The nine month increase of $2.0 million for 2006 is due to TerreStar's intangible amortization expense for a full nine months in 2006 as compared to approximately five months of intangible asset amortization in 2005.

Other Expenses & Income

                                                 Three Months         Three Months        Nine Months         Nine Months
                                                    Ended                Ended               Ended               Ended
                                                 September 30,       September 30,       September 30,       September 30,
                                                     2006                2005                2006                2005
                                                     ----                ----                ----                ----
Other Income/Expense
--------------------
(in thousands)
Gain on Sale of Investments                      $ 196,905          $     ---            $ 196,905             $      ---
Interest and other Income                            1,441              2,755                5,857                  4,950
Equity in Losses of Mobile Satellite
Ventures                                            (8,423)            (3,954)             (25,803)               (18,675)
Minority interests in losses of TerreStar            9,397              1,348               16,481                  1,752
Discontinued Operations                          $  (9,600)         $  (4,696)           $ (31,283)             $ (26,999)

Gain on Sale of Investments: The initial closing on September 25, 2006 of the exchange of approximately 61% of our limited partnership interests in MSV for approximately 25.5 million shares of SkyTerra and the exchange of approximately
4.1 million shares of Motient for approximately 3.6 million shares of SkyTerra, less expenses and estimated income taxes, resulted in a net gain of $196,905 million on the transaction.

Interest and Other Income: Interest and other income decreased for the three months ended September 30, 2006 as compared to the same period for 2005 due to lower cash balances for the comparative quarters of approximately $194 million, offset by higher interest rates for 2006. Interest and other income for the nine months ended September 30, 2006 increased over the same period in 2005 as our 2005 interest income did not become significant until the second quarter when $391 million in proceeds from our April 15, 2005 preferred stock sale were received.

Equity in Losses of Mobile Satellite Ventures: Our ownership in MSV increased from approximately 47% to approximately 49% on February 9, 2005 as a result of an exchange of Motient common stock valued at $371 million for additional interests in MSV and then decreased to approximately 17% on September 25, 2006 as the result of our exchange of limited partnership units of MSV for shares of SkyTerra common stock on September 25, 2006. Pursuant to the February 2005 transaction, Motient's investment in MSV included a significant fair value adjustment regarding MSV's intangible assets. As such, the recorded equity in MSV's losses for the periods July 1, 2006 through September 25, 2006 and January 1, 2006 through September 25, 2006 and the three and nine months ended September 30, and 2005 include Motient's applicable percentage of MSV's net losses plus $1.7 million and $5.0 million for 2006, respectively, as compared to $1.7 million and $4.3 million for 2005, respectively of amortization of this fair value adjustment. For the periods July 1, 2006 through September 25, 2006 and January 1, 2006 through September 25, 2006, MSV had revenues of $8.7 and $26.2 million, operating expenses of $15.7 and $55.7 million and net losses of $14.0 and $42.8 million, respectively. For the three and nine months ended September 30, 2005, MSV had revenues of $7.9 and $22.6 million, operating expenses of $27.0 and $61.5 million and net losses of $6.7 and $33.4 million, respectively.

Minority Interest in TerreStar: For the three and nine months ended September 30, 2006, the Company recorded a net loss from TerreStar of approximately $25.0 million and $42.9 million, respectively. The respective $9.4 and $16.5 million minority interest in TerreStar's net losses represents the percentage of TerreStar that is not owned by the Company (approximately 39% through September 25, 2006 and approximately 32% from September 25, 2006 through September 30,
2006). We anticipate that the minority interest in TerreStar losses will decrease in the fourth quarter of 2006 as the closing of the TerreStar and MSV ownership exchange increased our majority ownership percentage of TerreStar.

Discontinued Operations: Discontinued operations includes revenues from our DataTac and iMotient networks of $1.7 million and $5.6 million for the three and nine months ended September 30, 2006, respectively as compared to $3.1 million and $11.7 million for the same periods of 2005. Our iMotient revenues, however, increased $0.4 million and $0.9 million for the three and nine months ended September 30, 2006, respectively as compared to the same periods of 2005.

Loss from discontinued operations increased $4.9 million for the three months ended September 30, 2006 as compared to the same period for 2005. The increase is primarily due to $3.5 million in accelerated vesting of employee stock-based compensation and $0.8 million decrease in other income from customer contracts. Loss from discontinued operations increased $4.3 million for the nine months ended September 30, 2006 as compared to the same period for 2005, also primarily due to the accelerated vesting of employee stock-based compensation.

Liquidity And Capital Resources

The Company has as of September 30, 2006 $46 million of unrestricted cash on hand, of which approximately $36 million is held by Motient and $10 million is held by TerreStar. In October 2006, the Company sold approximately 3.6 million shares of SkyTerra stock in the open market, which generated an additional cash amount of approximately $47 million. The Company owns units of MSV which can be converted to SkyTerra shares as well as additional shares totaling approximately 44 million shares after this sale.

The Company's future financial performance will depend on the successful implementation of the business plan of its principal operating unit TerreStar. The TerreStar business plan will require substantial funds to finance both operating expenses and capital expenditures required to complete its satellite and terrestrial network. For the remainder of 2006 and the full year 2007 ending December 31, TerreStar will need approximately $600-$650 million of financing which coincides with the planned completion and launch of TerreStar's first satellite. This funding need breaks down into approximately $370-$400 million required for construction of satellites, launch costs, launch insurance, and ground stations to operate the satellites; approximately $150-$160 million for terrestrial network equipment and handset related development, and approximately $80-$90 million for operating expenses.

Motient can partially fund this cash need through the end of 2007 using its cash on hand and potential sale of its liquid assets, but will require substantial additional outside funding to implement the TerreStar business plan to complete the satellite and terrestrial network in a timely fashion. TerreStar's cash needs, along with the possible obligation to rescind $90 million of the Series A Preferred Stock, will place significant pressure on the Company's liquidity and the value of its assets and/or investments. The Company intends to raise additional capital in the short term to meet the needs of its business plan. However, the Company cannot guarantee that additional financing will be available during this time period or that financing will be available on favorable terms. If financing is not available, the Company may have to delay and/or terminate various vendor contractual commitments, which could materially impede TerreStar's ability to implement its network, retain its spectrum license and generate future revenues.

Summary Of Cash Flows For The Nine Months Ended September 30, (in thousands):

                                                                        2006            2005
                                                                        ----            ----
Net cash flows used in Continuing Operating Activities:             $ (17,029)      $  (6,171)
Net cash flows used in continuing Investing Activities:              (101,382)        (82,089)
Cash flows from Continuing Financing Activities:
     Proceeds from the issuance of equity securities                   18,548             679
     Stock issuance costs and other charges                               ---              (9)
     Proceeds from the issuance of preferred stock                        ---         408,500
     Issuance costs associated with preferred stock                       ---         (17,483)
     Proceeds from the exercise of employee stock options                 361           1,241
     Repayment of notes payable                                           ---          (8,739)
     Purchase of treasury stock                                        (6,789)        (56,916)
     Dividends paid on Series A and Series B Cumulative
     Convertible Preferred Stock                                      (10,723)            ---
Net cash provided by continuing financing activities                    1,397         327,273
Net cash provided by (used in) continuing operations                 (117,014)        239,013
Net cash (used in) discontinued operating activities                  (16,039)        (15,683)
Net cash (used in) discontinued investing activities                      ---             (81)
Net cash (used in) discontinued financing activities                      ---             ---
Net cash (used in) discontinued operations                            (16,039)        (15,764)
Net increase (decrease) in cash and cash equivalents                 (133,053)        223,249
Cash and Cash Equivalents, beginning of period                        179,524          15,695
Cash and Cash Equivalents, end of period                            $  46,741       $ 238,944

Operating Activities:

Cash used in continuing operating activities was $17.0 million for the first three quarters of 2006 as compared to $6.2 million for the first three quarters of 2005. The $10.8 million increase in cash used in continuing operations was primarily a result of cash used for TerreStar operations.

Investing Activities:

Net cash used in continuing investing activities for the nine months ended September 30, 2006 was $101.4 million as compared to $82.1 million cash used for the same period in 2005. The additional cash usage in 2006 was attributable to the TerreStar satellite for payments placed in escrow and/or released to Loral and Hughes related to TerreStar's satellite and ground segment construction contracts.

Financing Activities:

Net cash provided by in continuing financing activities was $1.4 million for the nine months ended September 30, 2006 as compared to $327.3 million provided by continuing financing activities for the nine months ended September 30, 2005. The $325.9 million decrease in cash provided by financing activities in 2006 over 2005 was primarily the result of $391 million in net proceeds from our 2005 preferred stock sale and a 2006 decrease in treasury stock purchased of approximately $50 million.

Discontinued Operations:

Net cash used in discontinued operating activities was $16.0 million for the nine months ended September 30, 2006 as compared to $15.7 million for the same period in 2005. The $0.3 million increase in cash used is primarily related to costs associated with our 2006 network reduction efforts intended to reduce expenses related to our base stations.

Outstanding Obligations

As of September 30, 2006, Motient had no outstanding debt or preferred stock obligations, other than obligations with respect to the repayment of its Series A and B Preferred Stock. If not converted or repaid, the entire preferred stock amount of $408.5 million will be due on April 15, 2010. As of September 30, 2006, restricted cash of approximately $21.5 million represents the unpaid portion of the dividends that were required to be placed in escrow. Of this amount, half was paid out on October 16, 2006, and the remaining half will be paid out on April 15, 2007. Additional dividend payments after April 15, 2007 will be due bi-annually in April and October, payable in cash (at a 5.25% annual interest rate) or in common stock (at a 6.25% annual interest rate) through April 15, 2010.

Contractual Cash Obligations

As of September 30, 2006, we had the following outstanding cash contractual operating commitments in addition to the preferred stock commitments described above:

                                                                                                       More than 5
                                            Total         <1 Year         1-3 Years       3-5 Years       Years
                                            -----         -------         ---------       ---------       -----
(in thousands)
TerreStar Satellite (1)                   $292,033        $156,663        $135,370        $    ---      $   ---
Operating leases                            10,581           1,917           5,599           3,065          ---
                                          --------        --------        --------        --------      -------
Continuing Operations                      302,614         158,580         140,969           3,065          ---
Discontinued Operations (2)                    354             184             157              13          ---
                                          --------        --------        --------        --------      -------
Total Contractual Cash Obligations        $302,968        $158,764        $141,126        $  3,078      $   ---
                                          ========        ========        ========        ========      =======

(1) These commitments include time payments related to the satellite construction contract with Space Systems/Loral, Inc. and the ground-based satellite beam access subsystem contract with Hughes Network Systems, LLC. TerreStar 1 is scheduled to be completed in November 2007 and TerreStar 2 is scheduled to be completed in the second quarter of 2009.
(2) These commitments generally contain provisions that provide for an acceleration of rent upon a default by us, except that certain long-term real estate leases, categorized as Operating Leases, may not contain such provisions.

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

Deferred Taxes

SFAS No. 109 "Accounting for Income Taxes" requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. As of September 30, 2005, we had recorded a valuation allowance against 100% of our deferred income tax assets because management determined that it was not more likely than not that the deferred income tax assets would be realized based on our business model at that time. This determination was based on current projections of future taxable income when taking into consideration limitations on the utilization of net operating loss carryforwards (NOLs) imposed by Section 382 of the Internal Revenue Code (Section 382). We have had our ability to utilize these losses limited on two occasions as a result of transactions that caused a change of control in accordance with the Internal Revenue Service Code Section 382. For the three months ended September 30, 2006, we generated taxable income for income tax purposes, but through the utilization of our net operating loss carryforwards we eliminated most, but not all, of our income tax liability, recognizing an income tax provision of $17,100,000. See Note 2, "Significant Accounting Policies - Income Taxes", of notes to the consolidated financial statements for further details.

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

Approximately $78 million was allocated to intangible assets that include the rights to receive licenses in the 2 GHz band and other intangibles. These intangible assets are being amortized over an average life of 15 years. There was no excess purchase price over the estimated fair values of the underlying assets and liabilities consolidated into Motient. In certain circumstances, the allocation of the purchase price is based upon preliminary estimates and assumptions. Accordingly, the allocations are subject to revision when the Company receives final information and other analyses. The Company will record revisions to the fair values, which may be significant, as further adjustments to the purchase price allocations.

Our subsequent investments in TerreStar on August 21, 2006 and September 25, 2006 increased the value allocated to the intangible assets by $7.6 million and $59.4 million respectively.

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

The Company will test for impairment of its intangible assets by reviewing all of the assumptions and estimates utilized relative to the valuation methodologies discussed above. To the extent that it determines these assumptions and estimates are no longer accurate, either because actual results have materially differed from the assumptions and estimates, or because changing circumstances have caused the Company to reevaluate these assumptions and estimates for future periods, the Company will, as necessary, record impairment charges to reduces these intangible assets down to their revised estimated values and/or adjust the remaining amortization periods. The Company has determined that as of September 30, 2006

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

As previously disclosed in the Company's annual Report on Form 10-K for the year ended December 31, 2005, the Company determined that, as of the end of December 2005, there were material weaknesses affecting aspects of its internal control over financial reporting and, as a result of those weaknesses, the Company's disclosure controls and procedures were not effective. As described below, the Company believes it has taken the measures necessary to remediate those material weaknesses, but cannot be certain until our testing of those remediation efforts are complete. Consequently, based on the evaluation described above, the Company's management, including its principal executive officer and principal financial officer, have concluded that, as of the end of the third quarter of 2006, the Company's disclosure controls and procedures were not effective.

Material Weakness

The following material weakness was identified and included in management's assessment of the Company's internal control over financial reporting reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2005:

Management has identified a lack of sufficient oversight and review involved in the quarterly and year-end financial reporting process. In addition, management identified a lack of resources to ensure complete application of generally accepted accounting principles as it relates to non-routine transactions. Specifically in 2005, we consummated two merger and acquisition transactions related to two separate entities that we have a material investment in (MSV) or acquired a controlling interest in (TerreStar). This deficiency in the design and implementation of the Company's internal control over financial reporting resulted in a misstatement to the financial statements for the quarterly reporting periods in 2005. The Company filed amended Form 10-Q's for all 2005 quarters in March 2006 to reflect the adjustments for these restatements and the information presented in this report for the quarter ended September 30, 2006 is that restated information. The quarterly statements provided herein reflect the adjustments for these restatements. No additional restatements related to this deficiency were required.

Actions Taken to Correct Material Weakness

We have taken the following actions to remediate the above identified material weakness:

We engaged the consulting services of an independent consulting firm to review and support our quarterly and annual accounting and reporting functions. We have also selected new consultants to assist in our Sarbanes-Oxley Section 404 reporting requirements. We have extended our subscription to a GAAP and SEC compliance information service and are increasing the participation of financial management personnel in continuing education courses. Given our resulting material weakness despite adding additional resources in 2005, we intend to continually evaluate the need for additional resources to support our evaluation of complex transactions as discussed above for 2006 and beyond. We will also dedicate additional substantial review at the point of each complex transaction to review all appropriate accounting requirements. We believe that the control deficiency involving lack of sufficient oversight and review of the processes involved in the financial reporting process as it relates to complex, unique and sophisticated transactions will be remedied with the addition of these additional resources. We have discussed our corrective actions and future plans with our Audit Committee, which has approved them, and with our independent registered public accounting firm.

The Company believes that the corrective action described above will remediate the internal control deficiencies identified in this report, but the Company and the Audit Committee will continue to monitor the effectiveness of these actions and will make any other changes or take such other actions as management determines to be appropriate.

Changes in Internal Control Over Financial Reporting

In addition to the actions taken to correct material weaknesses identified above, the Company added the position of Chief Financial Officer in the third quarter of 2006. The Company believes that although the Principal Financial Officer has changed, there has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION


Item 1. Legal Proceedings

Please see the discussion regarding Legal Proceedings contained in Note 6 ("Legal and Regulatory Matters") of notes to consolidated financial statements, which is incorporated by reference herein.


Item 6.     Exhibits

The Exhibit Index filed herewith is incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MOTIENT CORPORATION
                                    (Registrant)


November 9, 2006                    /s/ Neil L. Hazard
                                    ------------------
                                    Neil L. Hazard
                                    Executive Vice President and Chief Financial
                                    Officer (principal financial officer and
                                    duly authorized officer to sign on behalf of
                                    the registrant)

                                  EXHIBIT INDEX

Number      Description

3.1     -   Restated Certificate of Incorporation of the Company (as restated
            effective May 1, 2002) (incorporated by reference to Exhibit 3.1 of the Company's Amendment No. 2 to Registration Statement on Form 8-A, filed May 1, 2002).

3.2     -   Certificate of Amendment to Restated Certificate of Incorporation of
            the Company (incorporated by reference to Exhibit 3.4 of the Company's Registration Statement on Form S-1 (File No. 333-126099) filed June 24, 2005).

3.3     -   Certificate of Amendment to Restated Certificate of Incorporation of
            the Company (incorporated by reference to Exhibit 3.6 of the Company's Registration Statement on Form S-3 (File No. 333-136366) filed August 7, 2006).

10.58   -   Purchase Agreement dated August 21, 2006 by and between Motient
            Ventures Holding Inc. and TerreStar Networks Inc. (incorporated by reference to Exhibit 10.1 to the Company's current report on Form
            8-K dated August 21, 2006).

10.59   -   Registration Rights Agreement by and between the Company and
            SkyTerra Communications, Inc. dated September 25, 2006 (incorporated by reference to Exhibit 10.1 to the Company's current report on Form
            8-K dated September 25, 2006).

10.60   -   Employment Agreement by and between the Company and Myrna Newman dated November 1, 2006 (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K dated November 6, 2006).

31.1    -   Certification Pursuant to Rule 13a-14(a)/15d-14(a), of Executive
            Vice President and Chief Financial Officer (principal financial officer).

31.2    -   Certification Pursuant to Rule 13a-14(a)/15d-14(a), of Executive
            Vice President and Chief Financial Officer (principal financial officer)

32      -   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of
            President and Chief Executive Officer (principal executive officer) and Executive Vice President and Chief Financial Officer (principal financial officer)

----------------------------------